Form 10-K
period 1993-12-31
CITICORP
filed 1994-02-24
CIK 20405

              C  I  T  I  C  O  R  P  '  S      V  I  S  I  O  N

             To be a global bank, unique in worldwide presence...
  dedicated to our customers...financially strong...consistent...committed to our staff and its development...delivering sustained superior performance to investors.



UNIQUE, GLOBAL

Unique in being global, operating both locally and collectively around the world in delivering financial services for the benefit of both individual and corporate customers; unique also in spirit.

CUSTOMER DEDICATION

Dedicated to serving the financial needs of customers. Our success depends upon our importance to them. Customer needs define position, product and service offerings. We seek to build sustained relationships and recognize the importance of continuity of people. We are committed to competitive excellence, delivering customer satisfaction, and investing in the business, people and technology required to meet our customer needs.

FINANCIALLY STRONG

Our balance sheet and earnings will be a source of strength; recognized internally, by customers, investors, competitors, rating agencies, and regulators. Control, executional excellence and productivity improvements are acknowledged objectives.

CONSISTENT

Consistent and dependable: in our commitment to our people, with our customers, in the development and execution of our strategy, and in our risk profile.

STAFF AND ITS DEVELOPMENT

We seek to recruit, develop and retain the most talented people from around the world. We will reward people based on merit, teamwork, results, and shared values. We are accountable: We will take responsibility for our actions and the exercise of judgment. We treat people with trust, openness and respect, and maintain the highest ethical standards in dealing with customers, the community and each other.

DELIVERING SUSTAINED SUPERIOR PERFORMANCE TO OUR  INVESTORS

Our objective is to achieve superior return on shareholders' equity. We seek the reality and reputation of being well-managed, being consistently sound in our risk-taking judgments, and being seen as one of the most respected financial institutions in the world; a unique global bank.

                       CHAIRMAN'S LETTER TO STOCKHOLDERS


CONTENTS

Chairman's Letter to Stockholders......................... 1

Core Business Review...................................... 5

Managing Global Risk......................................21

Global Corporate Citzen...................................23

Financial Information Index...............................25



During 1993, we "booked" the results of our Five Point Plan. The year was a good one. We reported earnings of $2.2 billion: a record. Our balance sheet is significantly strengthened -- total capital is over $23 billion (the highest in the U.S. and over 11% of risk-adjusted assets). Tier 1 capital is $13.4 billion
- -- 6.6%. Our cash basis loans decreased and credit costs declined as the portfolio continued to improve. Reserves stand at $4.4 billion. Your stock moved from $22.25 to $36.88 per share during the year, reflecting the progress noted above.

We made solid progress on the twin problems of a weak balance sheet and troubled real estate portfolios. We have firmly embraced a 1994-95 plan that will continue the focus of the past three years. This plan will move Citicorp to a position that we think is unique for a banking institution by virtue of the composition and strength of our franchise, supported by an unambiguously strong balance sheet and solid execution.

Our franchise is singular; it rests on two clear commitments: Globality, and the Consumer.

To be global speaks to the fact that there is a set of global customers (corporations, financial institutions, governments) and business flows that are preferentially attracted to us because of our global presence, history, commitment and professionalism...and, most important, our ability to deliver.

It speaks to our global attitude -- mind set, energy level and professional skills and capabilities that are attractive to both global customers and those who are not yet global.

It speaks also to our commitment to be part of the global economy -- participating in each market around the world and therefore reflecting the financial characteristics (growth and return) found in them.

Citicorp is dedicated to serving consumer customers around the world -- a commitment manifest through our Private Bank, Citibanking and our Global Card business. We hold out the promise of understanding our customers and being there to serve them predictably and dependably. Everywhere. The Citibank name is the promise.

Fulfilling our commitment to the franchise requires an unambiguously strong balance sheet. During 1994-95 we will continue to improve the portfolio and build capital and reserves. We expect to regain Citibank's AA rating.

The franchise, and delivering sustained superior performance for our stockholders, requires solid execution. We have strengthened -- and will continue to strengthen -- our management. We will continue to emphasize control disciplines and to bring focused effort to our cost management. We are investing
- -- and will continue to invest -- in our growing businesses. This adds people and expense, but at a lesser pace than our growth in revenue. We are modernizing
- -- and will continue to modernize -- our "back office" operations. There is a substantial need as well as cost opportunity here. We will spend to get it. We have opportunities to bring modern total quality management and other techniques into our activities, with the likelihood of getting on a path of continuing improvement in both quality and cost. This is underway. We have some clear opportunities to get some one-time improvements through focus, realignments and ridding ourselves of inefficient practices. We are working on these and took a $425 million restructuring charge in the fourth quarter. The benefits will be seen in 1994-95.

We are also committed to being well managed. This means having a clear vision and set of priorities that we follow, having a balanced capacity to assess and take risk, putting control and execution ahead of growth, attracting and retaining the best people in an environment that is fun and rewarding, and being dedicated to sustained superior performance for customers and stockholders.

                        [PHOTO--See Appendix I, Item 1]


The accomplishments of 1993 reflect hard work on the part of 81,500 Citibankers around the world and the support of our Board of Directors. Two of our most accomplished and dedicated directors left during the year: C. Peter McColough, the retired CEO of Xerox who was a director for 22 years, retired from the Board; John M. Deutch left to serve as U.S. Under Secretary of Defense. Each was of particular help to the company and we thank them for their many contributions.



John S. Reed

                       [PHOTO -- See Appendix I, Item 2]

                             CORE BUSINESS REVIEW

Global Consumer and Global Finance operations constitute Citibank's core businesses. These businesses are each unique franchises in the financial services industry, defined by their commitment to maintaining a broad global presence and their strategic dedication to identifying and satisfying evolving customer needs. Both businesses turned in strong performances in 1993.

Further information regarding the financial performance of the Global Consumer and Global Finance businesses is provided in this annual report under the section titled "Financial Information."

GLOBAL CONSUMER

Citibank's Global Consumer business is one of the largest providers of consumer services in the world and the world's only truly global consumer services provider.

The Global Consumer business continued to record steady growth in 1993. Earnings were $1.4 billion before restructuring charges, and the business achieved a return on assets (ROA) of 1.36%. The year's results compare with earnings of $969 million before restructuring charges in 1992 and an ROA of .91%.

Revenues, adjusted for credit-related items (principally credit card securitizations), reached $10.9 billion in 1993, continuing a record of uninterrupted revenue growth that dates back to the consumer business's beginnings in 1975.

Citibank's consumer banking operations comprise three main lines of business: branch banking, credit and charge cards, and private banking. Combined, these businesses operate in 41 countries and territories. They span both the developed and developing economies, and they serve approximately 45 million consumer relationships.

BRANCH BANKING

Citibank offers a full range of branch banking services, including checking and savings accounts, loans and mortgages, insurance, and investment services, within the framework of a unique strategy for delivering those services called Citibanking. Citibanking entails a consistent brand identity the world over, consistent product offerings and a high level of customer service.

Citibanking links all of a customer's accounts and transactions - checking, savings, loans, investments and credit cards - and provides "seamless access" to those products and services.

Seamless access enables the customer to choose whether to bank in person at a branch, at a Citicard Banking Center, or even over the phone - anytime he or she wants, 7 days a week, 24 hours a day. The vocabulary, the processes, the infor-


===============================
Every day, around the world, Citibankers apply the Citicorp Vision as they work to ensure exceptional levels of customer satisfaction. The impact of this Vision in Action is illustrated here and on the following pages.

VISION IN ACTION

On Park Avenue in Manhattan, in other New York neighborhoods and in cities around the world, the Citibank model branch is changing the "look and feel" of consumer banking.

mation and the experience will be the same whether the customer is reviewing account activity or balances, transferring money, paying bills, or making deposits or withdrawals (the only things that can't be done by phone).

This level of service has been achieved through the well-integrated application of technology and through operations that respond to customer needs. An example is the model branch concept, which gives Citibank branches around the world the same familiar "look and feel" whether customers are banking in Athens, Barcelona, Cologne, Miami, Santiago, Taipei or New York.

The model branch represents a novel approach to all aspects of the retail branch, including technology, staffing and design. It encourages greater use of Citicard Banking Centers for transactional services and is staffed by a team trained to concentrate on serving the full range of customer needs. The model branch aims to simplify the customer's banking experience, using superior service as the means for building broader and deeper customer relationships.

Globally mobile Citibank customers can use their Citicard when they visit other countries to obtain the same on-line Citibanking service that they are accustomed to in their home country. Citibank is currently linked in 18 countries, and across the U.S., which means that customers are able to do their banking - usually in their preferred language - not only whenever they want but, increasingly, wherever they are in the world. Citibank Japan's customers performed over 223,000 overseas accesses last year through this international linkage.

In North America, branch banking results included a record performance in the flagship New York branch operation. Citicorp also conducts retail branch operations in California, Illinois, Florida, Nevada, Maine, Maryland and the District of Columbia, and most recently, Connecticut.

The North American branch system was reorganized in 1993 to effectively create a single organization with a single management structure, operating system, set of products and back-office operation. The recently completed installation of a national operating system is expected to reduce operating costs significantly. U.S. mortgage operations were consolidated during the year to achieve greater operating efficiencies.

In Europe, Citibank's retail banking business includes almost 500 branches, all with a consistent image and all operating under the Citibank brand name. This extensive branch system, combined with more than 500 Citicard Banking Centers and CitiPhone Banking, available in all European markets where Citibank has branches, gives Citibank a unique presence and accessibility in Europe. More than 150 of Citibank's European branches are state-of-the-art model branches. Plans call for the entire branch network to be converted.

Citibank has substantial retail operations in Germany, Greece, Spain and Belgium, and expanded its German operations last year with the opening of five new branches in eastern Germany. Consumer presence was boosted in France as well in 1993, with Citicard Banking Centers, CitiPhone and the introduction of the model branch concept in three branches in Paris.

Mutual fund offerings were introduced into the product set in Europe during the year with excellent results, as assets under management grew 50% over 1992.

In Latin America, Citibank has long had a profitable and growing consumer franchise, serving almost 2 million accounts in 10 countries with a network of 165 branches.

Citibank targets a well-defined upscale market in Latin America and has been increasingly successful in obtaining permissions to provide a full array of financial services at least equal to local competitors. In 1993, Citibank obtained branching and

                        [GRAPH--See Appendix I, Item 3]

                        [GRAPH--See Appendix I, Item 4]
product permissions in Brazil that will allow entry into mortgage and savings markets. In addition, the U.S. Congress's passage of the North American Free Trade Agreement (NAFTA) should give Citibank's consumer bank-ing business in Mexico an important boost. Investment products are now offered in five countries following strong product expansions in Brazil, Chile and Puerto Rico.

In 1993, Citibanking became increasingly visible across Latin America. CitiPhone service was extended to seven days a week across all marketplaces, and Citicard Banking Centers were installed in Venezuela, enabling customers to make deposits and get cash in both bolivares and U.S. dollars. In addition, 19 new model branches were introduced in Latin America, and Citigold priority banking service for upscale consumers was extended to Argentina, Brazil, Chile and Puerto Rico. In Brazil, Citibank initiated the region's first foray into home banking by computer. In Argentina, Citibank was voted the best retail and corporate bank in a poll conducted by a prominent Argentine business magazine.

Citibank has built the first consumer banking business spanning the Middle East and Asia-Pacific, with 3.7 million accounts in 16 countries from Saudi Arabia to the Philippines and from Korea to Australia.

Citibank's business in this region, with 97 branches, is built on an upscale customer base, stressing a high level of service featuring 24-hour access, Citigold and funds transferability, global reach and investment knowledge. An independent regional survey of affluent consumers ranked Citibank number one in brand awareness.

Investment products were expanded to seven markets during the year, in a strategic move to address increasingly diversified customer needs and compete for investment dollars with non-bank rivals. From a zero base two years ago, investment products in the region generated $16 million in revenues in 1993.

By year end, CitiPhone 7-day, 24-hour service was available in all markets. Citigold, developed and first introduced in Asia, grew its customer base by 38% during the year. Citigold accounts make up over 50% of Citibank's deposit base in the region.

Two new branches were opened in Japan, bringing the total number of Citibank branches there to 21. Citibank now serves 300,000 customers in Japan and is the only foreign bank in the country with an extensive retail banking presence. To date, Citibank is the only bank in Japan offering 24-hour ATM and banking-by-phone services. Together with JTB, the country's largest travel agent, Citibank launched World Cash Card, an international prepaid card that travelers can use to make local currency withdrawals from Citicard Banking Centers in other countries.

CARD PRODUCTS

The largest credit and charge card issuer and servicer in the world, Citibank is active in 29 countries, with 52 million cards in force: 29 million credit cards in the U.S. and 8 million outside the U.S., plus 6 million Diners Club cards as well as 9 million private label cards.

In the U.S., Citibank offers the broadest family of credit cards in the industry, from no-frills, low-interest rate CHOICE cards for price-sensitive customers, to Citibank Classic and Preferred Visa and MasterCards, to co-branded cards that return value to the cardholder in return for purchases. Co-branded cards include the Citibank AAdvantage Card, which rewards customers for purchases with frequent flyer miles on American Airlines; the MCI Card, which offers credits toward long-distance calling minutes; the Ford Motor Card, which provides credits toward new car purchases; and the Apple Card, which provides credits toward Apple computer purchases.

During 1993, Citibank's U.S. card business showed signs of renewed growth in its card base following several years where the card base stayed flat or even declined slightly due to competitive pressures. As part of its strategy of returning value to customers, Citibank repriced its Classic and Preferred cards during the year, eliminating annual fees to customers. The combination of increased credit card sales in an improving economy, a stronger consumer credit picture, and lower funding costs and credit write-offs should make it possible to take this action without reducing profitability.

Net credit losses in the U.S. card business were reduced by $396 million during the year. Citibank's fraud control and protection programs,

                        [PHOTO--See Appendix I, Item 5]
including Photocard, which features the cardholder's picture for identification purposes, have helped cut Citibank's credit card fraud in half.

The U.S. card business is in the second year of a total quality management program, which has created significant product, credit and operating process improvements stemming from a focus on delivering the highest possible customer satisfaction in the most cost-effective way.

Worldwide, Citibank is working to re-create the same success in bankcards it enjoys in the United States. Citibank's card base outside the U.S. is already larger than the U.S. card base of most banks, and growth in the international card business is expected to continue. The bank started pursuing the non-U.S. bankcard market in earnest in late 1988.

In Europe, the bankcard business, built from the ground up starting in 1989, came close to break-even in 1993. Having now reached critical mass - Citibank has 600,000 cards in Europe - the business is poised to post positive results in the coming years. Photocard, which enjoyed great success following its introduction in the U.S. in 1992, was introduced in Europe in 1993.

Citibank's card business in Latin America gained market share in Puerto Rico, Colombia and Argentina. Citibank manages and has a partnership interest in Credicard, the largest card issuer in Latin America, with about a 50% share of the Brazil card market and almost 4 million cards. Photocard was introduced in Puerto Rico, Argentina and Brazil in 1993.

Citibank's card business in the Asia-Pacific region has expanded to 11 countries in 5 years, with over a 30% market share in 4 of those countries. Citibank's 2.5 million cards make it the largest card issuer in the region, excluding Japan. Growth-oriented card re-launches were successfully initiated in the Philippines, Australia and Saudi Arabia during the year, and Photocard was introduced in Hong Kong, Indonesia and Japan. Citibank negotiated an exclusive regional part-nership with the leading Asian frequent flyer program to reward Citibank cardmembers for their purchases with air miles.

Diners Club is the Travel & Entertainment brand in the family of Citibank card products. Diners Club enjoyed its third successive year of record sales in 1993. Worldwide sales were $21 billion, generated by more than 6.4 million cardmembers at 2.5 million service establishments in 175 countries.

In the U.S., acquisition of new cardmembers was paced by the strength of the Diners Club Rewards program, which was identified in 1993 as the best of its type in the marketplace. Diners Club also reduced credit losses significantly while cardmembers increased their spending on the card.

In spite of the loss of the U.S. Government account, which had been held for 10 years, Diners Club is well positioned to expand its role in the corporate card marketplace through the introduction of new products.

In Canada, the recently acquired enRoute card was re-launched as the Diners Club/enRoute Card.

Through aggressive marketing efforts, Diners Club franchises in a number of countries continue to acquire, activate and retain portfolios composed of the Diners Club target market: the frequent business traveler.

PRIVATE BANKING

With a business that is well positioned around the world in a rapidly expand-ing market segment, Citibank's Private Bank has evolved into a significant growth franchise. The Private Bank reported strong results in 1993. Revenues grew by 19% over the previous year, and earnings increased by more than 50%, with an ROA of 1.85%. During the year, the Private Bank con-tinued to sharpen its strategic and operational focus on delivering the full benefits of wealth management to clients.

The Private Bank provides integrated wealth management services to wealthy individuals and their fami-


===============================
VISION IN ACTION

Photocards, shown coming off the embossing line at the bank's Nevada Processing Center, have helped Citibank reduce its credit card fraud in half. They are now being introduced in many of Citibank's card markets around the world.

lies and, as appropriate, their businesses, through long-term personal relationships. It addresses the client's entire balance sheet by offering a wide range of global solutions to banking, investment, credit and fiduciary needs.

  Citibank is the largest non-Swiss private bank in the world, and its Swiss bank is Switzerland's sixth-largest private bank and largest foreign private bank. But its strength in private banking is by no means a function of size alone. A key dimension of the Private Bank's uniqueness is its globality. Citibank has 87 Private Banking offices in 31 countries serving 75,000 clients. This capability to protect and enhance wealth worldwide is fundamentally important as Private Bank clients are becoming increasingly aware of the interrelated-ness of the world's economies and the global scope of their own financial options.

  Citibank takes a global view of its clients, serving them at home and abroad, wherever financial needs or opportunities arise. As a result, Citibank's Private Bank clients have access to money wherever they want and they can depend on encountering a uniformly high service standard around the world. They enjoy the ben-efit of an entire spectrum of products and market intelligence supported by intimate familiarity with local economic, business and cultural conditions. Its globality also allows the Private Bank to satisfy clients' geographic diversification needs.

  Products range from Citibanking's global consumer services to institutional core competencies developed

- ----------------------
VISION IN ACTION

Citibank has over 300 branches in Germany, this one in Dusseldorf. Superior technology and products, higher service levels, and marketing strategies honed in competitive U.S. markets are all helping Citibank change the way German consumers think about banking.
- ----------------------

- ----------------------
MOVING SUCCESS FROM MARKET TO MARKET

One advantage of Citibank's global presence is the ability to take the best of what is learned in one market and transport it to other markets--what Citibankers call "Success Transfer." Global Consumer has used success transfer to good effect with numerous products and services. The most notable examples of success transfer are the Citicard Banking Center (Citibank's proprietary
ATM), the model branch and the bankcard. But there are numerous other examples, less visible perhaps, but important nonetheless to maintaining and building the "globality" of Citibank's global consumer franchise.

  CitiPhone, which gives customers access to all of their account service and sales needs from any telephone around the world, 7 days a week, 24 hours a day, originated in the U.S. in 1985 and has now been success transferred to markets throughout Europe, Asian and Latin America.

  Citigold has been introduced in a number of other markets, including the U.S., since it was first developed in Hong Kong. Citigold offers the customer who maintains a substantial banking relationship with Citibank such advantages as a higher level of personal banking, credit and investment counseling services through individually assigned account officers and immediate recognition as an important customer at any branch worldwide upon presenting a specially issued gold Citicard. Banking producers available to Citigold customer at preferred rates include mortgages, equity source accounts and secured loans. Trust and estate planning advice is also available through the Citibank Private Bank.

  The multi-currency account was orginally developed in Hong Kong and is now offered in the U.S., Singapore and Japan. It lets customers maintain time deposits in up to nine different currencies, obtaining the corresponding yield, and easily transfer funds among accounts--even by phone.

  Differentiating products and services like these have been extremly important to Citibank's efforts to grow its consumer customer base. They also have to create deeper and fuller customer relationships by building loyalty to a whole range of banking products and services rather than to just one or two.
- -----------------------

                        [PHOTO--See Appendix I, Item 6]

                        [PHOTO--See Appendix I, Item 7]
and managed in Citibank's Global Finance businesses. For example, specialized investment products designed to fit specific Private Bank client needs attracted well in excess of $1 billion in client funds in 1993.

  Citibank's private banker is the focal point of the client relationship. He or she must represent a skillful blend of banker and investment advisor, able to match asset allocations, balance sheet structures and cash flow configurations to a client's specific circumstances. Professional financial expertise is coupled with in-depth understanding of the client's economic circumstances, home market, business and family--along with insight into how the client's needs will evolve over time.

  Client knowledge is coupled with the private banker's ability to call upon relevant product experts, from wherever in the world or within the Citibank organization is appropriate, to deliver solutions to client needs. These may involve a mortgage or managed portfolio in the United States, a specialized investment vehicle in Latin America, venture capital in Europe or the Middle East, estate management in Japan, or a complex foreign exchange or derivative product in Asia.

GLOBAL FINANCE

Global Finance is where Citibank's roots are: The company's history as a banker to leading corporations stretches back almost two centuries. Today, Citibank's Global Finance business is one of the largest and most diversified providers of wholesale financial services in the world--and the only one possessing a truly global focus, with a presence in 93 countries and territories.

  In both the developed and developing markets, Citibank is a preferred provider of wholesale financial services to clients who can best benefit from the combination of its global reach, industry knowledge, long-standing client relationships, credit skills and product leadership.

  In 1993, Global Finance earned $1.8 billion before restructuring charges on revenues of $6.2 billion (adjusted for credit-related items), with an ROA of 1.62%. The year's results compare with 1992 earnings of $1.2 billion before restructuring charges on adjusted revenues of $5.5 billion, with an ROA of 1.23%.

  The worldwide balance of this business can clearly be seen in the geographic distribution of revenues. (See chart next page.) In addition, over 60% of Citibank's Global Finance staff is based in markets outside of the United States.

  As a customer-driven business, Global Finance is finding new opportunities in the trends reshaping customer needs with respect to financial services. Increasingly, clients look to financial institutions for corporate finance and capital markets expertise, risk management products including foreign exchange and derivatives trading, and transaction banking products in addition to traditional balance sheet lending.

  Citibank has shifted its product focus to capitalize on these changing demands. Revenues from trading, capital markets and corporate finance

===============================
VISION IN ACTION

In August 1993, more than 400 Citibank traders in New York moved into their new home: a football field-sized trading floor where they make markets in foreign exchange, interest rate and derivative products; government and corporate bonds; commercial paper; CDs; and asset-backed securities.
===============================
services, and transaction services have grown in importance, contributing an increasing share of the overall revenue mix.

  Global Finance's client focus has expanded as well: from serving corporations and financial institutions primarily in their capacity as issuers to serving investor needs as well--particularly commercial banks, investment banks, pension funds, investment advisors, insurance companies, mutual funds and hedge funds.

  In effect, the Global Finance business is evolving strategically, becoming a hybrid of a traditional commercial bank (providing lending, foreign exchange and transaction services) and an investment bank (offering corporate finance and capital markets and derivatives products as an intermediary between issuers and investors).

  The importance of Global Finance's client focus and its ability to deliver the value of the Citibank global network is evident in the bank's historical leadership position in foreign exchange. For 15 consecutive years, Citibank has been ranked as the world leader in foreign exchange trading by Euromoney magazine, based on client satisfaction. Citibank trades more currencies on behalf of more clients than any other bank in the world.

  In a year characterized by volatile currency rate movements and heavy trading activities on the part of clients--both issuers and investors--Citibank reported record trading revenues. But underlying this unusual level of activity is a clear trend of growth in foreign exchange and trading revenues, including derivatives, over the past five years.

  This growth is representative of the bank's ability to provide solutions to clients' financial needs and to leverage the benefit of the market knowledge it develops, on a daily basis, wherever it does business. Capital markets activities and trading are both areas in which client interest should continue to increase, reflecting fundamental changes that have taken place in the world's capital flows and the increasingly international activities of issuers and investors in all parts of the world.

  Citibank has emerged as a top-tier provider in the fast-growing business of financial derivatives. These financial instruments enable corporations and financial institutions to hedge their positions with respect to balance sheet exposures, financial obligations, and fluctuations in revenues and costs that arise from changes in currency rates, interest rates and equity and commodity prices.

  Portfolio lending and loan syndication for target clients remain important activities in both the developed and developing markets of the world. In each, Citibank's corporate finance and capital markets offerings continue to grow in importance to both issuers and investors. With a long-standing presence in many countries and recognized global expertise, Citibank is a likely resource for local companies to turn to when they seek to tap cross-border capital markets. Citibank is generally recognized as the leading underwriter of emerging-market debt.

  The bank's corporate finance and capital markets offerings include capital structuring, asset finance, securitization, private placements, high-yield and investment grade bonds, commercial paper and asset-backed securities.

  In North America, revenues from corporate finance and capital markets activities and from trading were up approximately 20%. New capital markets, corporate finance and structured finance units were created to strengthen the linkages between Citibank's product specialists and industry groups. These units

                        [Graph--See Appendix I, Item 8]

                        [Graph--See Appendix I, Item 9]
also leverage the bank's reputation for innovation in tailoring solutions to clients' financial needs. North America Global Finance's corporate restructuring group has earned recognition for its work in managing balance sheet restructurings with bank creditors and public debtholders. The group has handled several large and complex cross-border restructurings for major international corporations.

  Successful implementation of Global Finance's new portfolio management process has resulted in a higher-quality credit portfolio with significantly reduced client and industry risk concentrations. The portfolio management process has, in addition, contributed to a more precisely defined profile of target clients as well as the products and services that Citibank can most effectively deliver in a competitive marketplace.

  In Europe, Global Finance turned in a record year for revenues despite recession in several important economies. Revenues grew 15% over 1992's record level. Client franchises were strengthened, with strong performance in foreign exchange and the derivatives business. Customer volumes grew substantially and significant penetration was achieved with customers in a number of key markets. Capital markets activities showed progress as well, with good revenue growth over 1992. Citibank was voted the number one equity warrants house in Europe in International Financing Review rankings.

  In Latin America, Asia, Central and Eastern Europe, the Middle East and Africa, economic growth has been stronger, on the whole, than in the industrialized economies, and Global Finance activities there have benefited accordingly. Citibank's business in these economies is generally characterized by a long- standing historical presence, solid market share and well-established relationships with corporations and financial institutions.

  In Latin America, Global Finance revenues climbed 24%, benefiting from strong economic growth in many countries of the region. Citibank's co-management of the first billion-dollar Eurobond by a Latin American company, the Mexican cement producer Cemex, in conjunction with the acquisition of two Spanish cement man-ufacturers, earned "deal-of-the-year" accolades from Euromoney magazine. Citibank has retained its top-

- -----------------------
DERIVATIVES: LINCHPIN OF CORPORATE FINANCE

  In a world where risk and volatility abound, derivative products give both corporate and investor customers new ways for managing interest rate, currency, commodity and equity exposures, and in structuring their financing and investment strategies.

  Derivative products have become a linchpin of corporate finance because they introduce new levels of flexibility and creativity in solving clients' corporate finance needs. Their ability to connect markets allows for unbounded combinations of value-added solutions to customers' financial needs, whether those needs involve financing, improving yields or risk management issues.

  Citibank has built a position as a leading derivatives dealer with a strategy emphasizing global reach, innovation in creating products tailored to specific needs and strong executional capabilities.

  Derivative specialists are in place around the world with around-the-clock access to virtually every financial and derivative market. This market capability, combined with the practice of sharing new transaction structures and risk management ideas on a global basis, makes it possible for Citibank to bring expert market advice and structuring capability to bear on customers' financial problems regardless of where they are located.

  To foster innovation, Citibank employs a multi-disciplinary approach to develop derivative products and customer applications, tapping the expertise of specialists in such fields as mathematics, tax and accounting, financial markets, investment instruments, international economics and computer science.

  Citibank's derivatives business strives to bring the customer the benefit of executional excellence. The bank has been active in the derivatives market since its inception and has developed capacity, control systems, advanced risk management systems and a pool of skilled people based on years of experience.

  The risks that arise in the derivatives business are basically the same as those occurring in other banking activities and are managed in the same fashion. A detailed discussion of the controls employed by the bank appears in the Financial Information section of this report.
- -----------------------
tier position in raising funds across Latin America and is one of the most important traders of emerging-market paper.

  In Asia, Global Finance revenues were up 7% from the previous year, led by strong performance across a broad range of countries and businesses. In addition, portfolio performance improved significantly, as credit costs declined. Citibank was named both commercial bank and investment bank of the year for the region by Asiamoney magazine, the first time both awards were won by the same bank. It was also named the leading multinational financial institution in the region in a survey published in the Far Eastern Economic Review. New offices were opened during the year in Hanoi and in Shanghai, as Citibank became the first foreign bank to locate its China headquarters in the People's Republic of China. Citibank has two branches and three representative offices in China.

  In Japan, the recession notwithstanding, Citibank's trading and capital markets operations turned in strong performances for the year.

  In the Central and Eastern Europe, Middle East and Africa region, Citibank continues to expand its global finance activities. In January 1994, Citibank opened the first fully foreign-owned commercial bank in Russia and also applied to open a representative office in South Africa. Citibank's revenue growth in the region remained strong in 1993. Central and Eastern Europe achieved 42% growth, Middle East 18% and the Africa region 21%. Citibank continues to be a leading contributor to the development of financial markets in these regions and was voted "Best Bank in Africa" by Euromoney in July 1993.

FINANCIAL INSTITUTIONS AND TRANSACTION SERVICES (FITS)

Citibank serves the needs of financial institutions worldwide and provides transaction banking products and services to the full spectrum of the Global Finance customer base through its Financial Institutions and Transaction Services Group. In 1993, FITS reported a 9% gain in revenues, to $1.8 billion. (FITS financial results are included in Global Finance.)

  Financial institutions, including banks, insurance companies, securities broker-dealers, exchanges and clearing houses, institutional investors, and public sector entities, account for nearly 40% of FITS transaction banking revenues. In addition, FITS draws on the full range of Global Finance products to deliver financial solutions, such as asset securitization, to meet the needs of these institutions.

  In addition, growing numbers of non-financial corporations also need and use transaction banking services. These needs arise from business and capital-raising activities that become increasingly global as companies move toward consolidated financial operations. All customer segments are increasing the cross-border portion of their activity, which Citibank is uniquely positioned to serve.

  Transaction banking services are fee-based activities that tend to be stable and predictable, providing Citibank with an annuity-like revenue stream. This business builds on Citibank's long-term relationships with clients.

  Citibank's position as a worldwide provider of transaction services rests on its global capabilities as well as its commitment to technology and service quality.

  With clearing services in 88 countries, securities custody processing services in 47 countries and trade services in 77 countries, Citibank offers a breadth of coverage and economies of scale that are unmatched by other competitors in the marketplace. Its broad global presence also makes it possible for FITS to accumulate knowledge of the world's markets,

- ----------------
VISION IN ACTION

A Mexican artisan shapes glassware for export to the U.S. The North American Free Trade Agreement (NAFTA), passed by the U.S. Congress in November, should stimulate trade among the U.S., Canada and Mexico by eliminating customs duties and other restrictions. For Citibank, NAFTA represents new opportunities in branch banking, card products, trade finance and capital markets business.
- ----------------

                       [PHOTO--See Appendix I, Item 10]

                       [PHOTO--See Appendix I, Item 11]
regulatory mechanisms and banking infrastructure that represents a unique competitive advantage.

  Citibank is not only a major U.S. dollar clearer but also a significant provider of such services in major money markets like London, Frankfurt, Tokyo and Zurich. Other banks typically conduct currency clearing services only in their home country.

  With roots in the traditional correspondent banking services of U.S. dollar clearing, import letters of credit and data processing, the FITS product base has evolved into three core global product lines: cash man-agement, securities services and trade services.

  Cash management includes payment and collection services, currency clearing and cross-border payment services. Citibank is the leading provider of global cash management services in the world with a top-ranked position in U.S. dollar funds transfer, and it is a leading supplier in controlled disbursements.

  Citibank is a top-ranked clearer of cross-border securities around the world, the leader in cross-border assets under custody, and one of the leading providers of trust services. The bank is also one of the principal servicers of American Depositary Receipts (ADRs). In 1993, Daimler Benz chose Citibank's Issuer Services unit to serve as depositary bank for its ADRs.

  In trade services, Citibank is the number one trade bank in the U.S. and the top provider of trade financing under U.S. Export-Import Bank programs. The company continues to innovate in cross-border risk manage-ment techniques, particularly in markets that are opening up to increased commerce through trade liberalization.

WORLD CORPORATION GROUP (WCG)

The World Corporation Group serves the banking needs of a select group of approximately 220 multinational clients by delivering the full array of Citibank's global products and services to both parent companies and their 5,500 subsidiaries in 74 countries.

  WCG clients represent only about 3% of total Global Finance customers. However, because they need a high level of complex, coordinated international banking services, the WCG generates almost 16% of total Global Finance revenues.

  In 1993, the WCG reported revenues of $966 million, up 6% over the previous year. (WCG financial results are included in Global Finance.) Growth was particularly strong in Latin America, where revenues grew by 16%, and in the Europe, Middle East and Africa region, where they were up 8%. Revenues were up slightly in North America and were also up in the Asia-Pacific region excluding Korea, where regulatory reform depressed results.

  Overall, 62% of WCG revenues came from markets in North America, Europe and Japan, and 38% from developing markets.

  WCG clients, including many of the world's largest and best-known corporate names, operate in a true multinational fashion. As a result, they tend to place a high value on the Citibank global network and the concept of relationship banking.

  Citibank can deliver the full range of banking and financing services in more locations than any other institution, and through the WCG structure is able to integrate them into a truly global strategy. This establishes a strong foundation for client relationships. In addition, it creates substantial opportunities for cross-selling.

  Transaction banking services like cash management are particularly important to multinational clients, since they often have complex cash-flow requirements in numerous currencies and locations.

  Citibank's relationships with many WCG clients go back over 75 years, and half of the WCG client base have been clients for over 30 years.

  The 25 most active WCG clients, measured by the number of countries where they do business with Citibank, average 36 countries apiece. The

- --------------------
VISION IN ACTION

Countries in Asia are expected to spend over $1 trillion on infastructure improvements in the 90's, for highways, bridges, telecommunications systems and power generation. Because many projects will involve capital markets financing, Citibank is gearing up its project finance and structured trade capabilities in Asia.
- --------------------
typical WCG client has relationships with Citibank in 14
countries. Over the past 18 months, the WCG has opened over 300 active new relationships with subsidiaries of its existing client base.

  To ensure that clients derive the full benefit of coordinated service worldwide and have access to the Citibank services they need wherever they need them, the WCG uses a global relationship management system. Responsibility for each WCG relationship is vested in a Parent Account Manager who orchestrates the delivery of the bank's resources to meet the client's banking needs. The Parent Account Manager directs a network of Subsidiary and Regional Account Managers.

  Parent Account Managers generally stay in their assignments for a minimum of four years. External surveys consistently rank
Citibank's relationship managers at or near the top of the industry.

  The WCG supports its global account management approach with a management information system that monitors client and account activities on a worldwide basis, as well as with sub-systems that track activity and profitability on a local, national or regional basis.

CITIBANK GLOBAL ASSET MANAGEMENT (CGAM)

  Citibank Global Asset Management works with the Citibank Private Bank, Global Finance and the Global Consumer business to provide investment-management products and services to a wide range of clients. These include high networth individuals, mutual fund customers and institutions such as governments, banks, corporations and pension funds.

  Headquartered in London and New York, CGAM has 27 investment offices around the world including almost 200 investment professionals. Its presence in major capital markets is supplemented by investment centers in emerging markets such as Mexico, Brazil, Chile, Indonesia and the Philippines. Many of these units have built substantial positions within their own investment-management markets. For example, in Brazil, CGAM is the country's fourth-largest investment manager, while in Chile it is the second-largest mutual fund group in the country and manages the largest equity fund. This unique network, combined with Citibank's presence in over 90 countries, differentiates CGAM from its investment-management competitors.

  CGAM continued to expand its business rapidly during 1993. Assets under management and advice grew by $8 billion to reach $74 billion at year end. (CGAM financial results are included in Global Consumer and Global Finance.)

  Investment activities in the Private Banking sector experienced strong growth, balanced between discretionary portfolio management and advisory services. There was increasing client demand for structured investment vehicles, several of which were launched during the year. Assets of mutual funds offered by the Private Bank around the world were approximately $4 billion.

  CGAM continued to provide a broad array of liquidity, fixed income, equity and other asset services to Global Finance clients. The Emerging Markets program, including a Luxembourg-based Global Emerging Markets fund, scored notable successes in Europe and the Middle East and has been launched in the U.S. pension fund market. New investment offices were opened in Jakarta and Manila in the burgeoning Southeast Asia market.

  In Germany and Greece, new proprietary mutual fund initiatives were successfully established, and assets under management increased substantially in existing businesses in Spain, France and Belgium. A new family of mutual funds was also introduced in Australia during the year.

  In the U.S., assets of the proprietary Landmark funds were $3 billion. Landmark also modified its Hub & Spoke(trademark) structure for mutual fund offerings to allow both onshore and offshore investors access to the U.S. product line.

                             MANAGING GLOBAL RISK

  Risk management is the cornerstone of Citicorp's business. Risks arise from lending, underwriting, trading and other activities the bank routinely engages in on behalf of clients around the world. As part of the continuing effort to manage the credit and risk portfolio, the Credit Policy Committee has developed a global report that consolidates and enhances portfolio information, and establishes a process for the Management Committee to review the portfolio in depth several times each year.

  The report, called "Windows on Risk," includes an assessment of the global external environment and an evaluation of Citicorp's portfolio in terms of 12 key risk dimensions or "windows."

  The Management Committee uses the Windows on Risk report to understand and evaluate Citicorp's aggregate risk profile; control concentrations in countries, specific industries, products and clients; determine portfolio actions; and help create a balance between Citicorp's risk profile, budgets, operating earnings, and capital.

  One key outcome of every review is the development of a Management Committee consensus on the global external environment for the next 18 months. This consensus is reached by assessing both the environment and its probable impact on Citicorp's risk profile. The process is as follows.

  The Committee considers its prior view of the external environment, critical new developments, the latest position of each country or region along with business cycle and economic scenarios for the major economies. These scenarios include alternate descriptions of the economic environment over the next two years, with forecasts of key economic indicators and the resulting business implications. Supporting each scenario are graphical analyses that track specific economic indicators strongly correlated to the critical success factors for Citicorp's businesses.

  The Committee also examines an outlook for 12 global industries over the next 12 to 18 months, based on an extensive review process that brings together internal analysts and senior lending officers from around the globe. The opinions of external experts are also incorporated.

  Critical events that are likely to occur in the next 3 to 18 months are identified and discussed in an analysis called "Tripwires." For the more important countries, economic as well as geopolitical events are analyzed, and key watch dates are assigned to each event. If an event does occur, the Management Committee's consensus view may be altered, and portfolio actions will be recommended as needed.

  The final step in the analysis of the external environment takes the form of "what if" scenarios, depicting highly unfavorable economic or geopolitical developments that could occur in the next two years.

  The purpose of developing these scenarios is to raise awareness of the potential for major adverse developments and to identify actions that will minimize the negative consequences for the portfolio in the event that any one shows early signs of occurring. The analyses of the external environment are then synthesized into a Management Committee consensus view. With this view, the second phase of the Windows on Risk review begins with an examination of Citicorp's consolidated risk profile.

TWELVE WINDOWS ON RISK

Twelve risk dimensions or windows highlight the major risks that affect Citicorp's businesses. The windows provide perspective on Citicorp's aggregate portfolio at the end of the current and prior quarter, and act as an early warning of excessive concentrations.

1 The Risk Rating window identi-fies trends in the risk distribution of Citicorp's portfolio based on the assigned risk ratings of clients. These ratings reflect an assessment of a client's creditworthiness. This window also compares risk against return.

2 The Industry window tracks industry concentrations globally, as well as within and across regions of the world.

3 The Limits window tracks global relationship concentrations and consumer program exceptions in order to provide senior management with an early indication of concentrations in a particular risk rating, geographic area, or among certain relationships or consumer products.

4 The Product window evaluates concentrations in consumer managed receivables both by product and by region.

5 The Global Real Estate window tracks the commercial portfolio in terms of outstandings and unused commitments, nonperforming assets, and net credit losses. The commercial and consumer real estate portfolios are both monitored against global concentration limits.

6 The Country Risk window captures a broad category of risk encompassing political as well as cross-border risk.

7 The Counterparty Risk window evaluates the presettlement risk which arises from the trading of foreign exchange and derivative products such as swaps.

8 The Dependency window directly links the current external environment to Citicorp's exposure in specific industries and consumer products. It is reviewed to determine the portfolio's sensitivity to key external factors, such as drops in global asset values and structural changes in industries. For each factor, a set of indicators strongly correlated with success in Citicorp's businesses is tracked and evaluated.

9 The Price Risk window captures the risk that Citicorp's earnings will decline as a result of a change in the level or volatility of interest rates, foreign exchange rates, or commodity and equity prices.

10 The Liquidity Risk window evaluates funding exposure by tracking credit spreads, market transactions and the balance sheet composition.

11 The Equity/Subdebt window captures the risk associated with Citicorp's investment in equity and subdebt. To control this risk, these activities are monitored against portfolio limits.

12 The Distribution/Underwriting window captures the risk that arises when Citicorp commits to purchase an instrument from an issuer and per-sists if the instrument isn't sold within a predetermined holding period.

  The final phase of the Management Committee review entails synthesizing the information in the report and developing recommendations for port-folio actions. These recommendations are reviewed and the impact on the balance sheet and business operating strategy is assessed.
Responsibility for specific portfolio actions is then assumed by individual Management Committee members.

  The Windows on Risk reporting process is dynamic and responsive. As new concerns or ideas emerge within Citicorp or significant events alter the external environment, these are incorporated into the report and reviewed on an ongoing basis by the Management Committee. This process ensures that the report remains a valuable tool for the global bank.

  The Windows on Risk report and the related formalized portfolio review process represent Citicorp's commitment to controlling risks and to avoid-ing future surprises. As a result of these efforts and others, Citicorp has a much clearer view of the environment in which it operates and of the risk inherent in its businesses.

                           GLOBAL CORPORATE CITIZEN



At Citibank, corporate citizenship includes helping solve community problems as well as meeting customer needs. Citibank's businesses succeed most where communities are healthy and vital.
  For Citibankers, solving community problems draws upon both human and financial resources. From a highly talented workforce come the ideas, discipline, strength and compassion to make communities where they work and live better places. Financial assistance is also critical. Citibank devoted $22 million worldwide to education, community development, health, the environment and culture in 1993. Citibankers and Citibank retirees gave an additional $4.9 million from their own resources.

PRE-COLLEGE EDUCATION

Education is Citibank's largest single interest, and the programs it underwrites span the globe. It is now begin-ning the fifth year of a $20 million, decade-long commitment to primary and secondary schools called "Banking on Education."
  One hundred Citibank Faculty trained at the Coalition of Essential Schools at Brown University are now not only changing the way in which their own classes are conducted, but are also training hundreds of other teachers in new methods that empha-size student responsibility for learning. This pioneering work has attracted the attention of not only educators but private philanthropists as well.
  In Chicago, Washington, D.C. and Florida, Citibank is in the final year of underwriting school-based manage-ment innovations at 30 schools where teachers, parents and principals now have greater ownership of decisions and higher accountability for student performance.
  In New York, the bank has made a major new commitment to the Choir School of Harlem, where it will help the Harlem Boys Choir expand its education program into a full four-year, coeducational high school.

HIGHER EDUCATION

In its global support of higher education, Citibank continues to fund scholarships, teaching improvement and development initiatives. In the United States, most programs help minorities and women participate in and benefit from college-level education. Global initiatives include support for the MBA Enterprise Corps in Eastern Europe, business school programs offered via satellite in South America and doctoral exchange programs in Thailand. Support extends both to those institutions that are sources for future employees and to those activities and initiatives that will insure a better-educated marketplace for the bank's services and products.

COMMUNITY DEVELOPMENT

Community development is Citibank's other priority interest. The bank's programs aim at increasing the supply of affordable housing and expanding business and employment opportunities in the neighborhoods and towns in which it does business. In housing, Citibank emphasizes three critical components to expanding the supply of affordable units: financing, project development and owner/tenant training. The bank supports Neighborhood Housing Services by funding Home Buyers Clubs and in-home maintenance training. Other programs encourage expansion of affordable multifamily housing through organizations such as the Community Foundation of Santa Clara County (CA) and the Westchester County (NY) Housing Fund.
  Citibank is also helping Community Development Corporation partners start small-business loan funds by providing equity grants and technical assistance to groups such as CREDIT, Inc., in New York's South Bronx and the Maine Community Loan Fund. Through funding of ACCION, the bank is helping aspiring Latino entrepreneurs start new small businesses in Brooklyn, NY. Additionally, it is helping ACCION expand its successful small-business develop-ment strategies across Latin America through support of its micro-enterprise training center in Bogota, Colombia.
  In Poland, Citibank is fostering the entrepreneurial spirit and development of the private economy by supporting Technoserve's state farm privatization project. In Indonesia, Citibank's support of Aid to Artisans is assisting local artisans in their efforts to market their wares and create export markets.
  In South Africa, under an agreement with Diners Club and the Good Hope Foundation, the Get Ahead Foundation has received grants to make hundreds of micro-enterprise loans to help black South Africans start their own businesses.

HEALTH AND THE ENVIRONMENT

Citibank's contributions in the health area aim at reducing the need for health care and fostering efficient and effective delivery when it is needed. The focus is on community-based health care programs, giving particular attention to the needs of children.
  In Brazil, Citibank sponsored "Learning to Live," a 12-part TV program aimed at teaching 500,000 school children about good health practices and disease prevention. Citibank's support enabled the Chinatown Health Clinic in New York City to develop a new Health Education Information Center that is a primary source for the creation and distribution of Chinese language health information. A Citibank-funded mobile medical unit now brings primary care to children in South Central and East Los Angeles. In hospitals in Hong Kong and Kowloon, Citibank is helping to introduce a program to make pediatric wards more child-friendly. Citibank supported Operation Smile's 1993 Kenya mission to provide reconstructive surgery for children with facial deformities and surgical training for Kenyan medical professionals.
  Global environmental grants include those to the Smithsonian Institution for land use studies in Kenya and Brazil, the American University of Cairo for a student environmental studies program, and the World Wildlife Fund for a bio-diversity community project in India.

THE ARTS AND ARTS EDUCATION

Citibank supports a variety of institutions and arts education programs that extend the richness of the arts to new audiences, particularly to children in inner-city communities. With Citibank support, Shakespeare Festival/LA launched an arts-in-education initiative for schoolchildren, teachers and their families called "Will Power to the Schools." The program provides teacher training, interdisciplinary curriculum activities and copies of Shakespeare's plays, as well as complimentary tickets and transportation to Shakespeare performances.
  In celebration of the New York Philharmonic's 150th Anniversary, Citibank underwrote the orchestra's highly acclaimed 1993 European Tour. Since 1980, the bank has sponsored the Philharmonic's international tours to 53 cities in 35 countries worldwide. A tour of Asia is planned for 1994.

- --------------------
VISION IN Action

With Citibank's support, Georgetown University uses satellite communications technology in cooperation with universities in Colombia, Ecuador, Venezuela and Chile to provide educational and vocational training for small-and-medium-sized business in Latin America.
- --------------------

FINANCIAL INFORMATION

Citicorp in Brief                26
The Businesses of Citicorp       27
Global Consumer                  28
Global Finance                   29
North America Commercial Real
 Estate                          31
Cross-Border Refinancing
 Portfolio                       31
Corporate Items                  32
Risk Management                  32
Summary of Financial Results     49
Statement of Operations
 Analysis                        50
Financial Reporting
 Responsibility                  54
Report of Independent Auditors   54
Financial Statements             55
Statement of Accounting
 Policies                        60
Notes to Financial Statements    63
Financial Statistics             86
10-K Cross-Reference Index       87
Financial Data Supplement        88

CITICORP IN BRIEF




In Millions of Dollars Except Per Share Amounts        1993      1992       1991     1990      1989
                                                     -------   -------    ------   -------   -------
Net Income (Loss)
Before Accounting Changes                            $ 1,919   $   722    $ (914)  $   318   $   498
After Accounting Changes(1)                          $ 2,219   $   722    $ (457)  $   458   $   498
                                                     -------   -------    ------   -------   -------
Net Income (Loss) Per Share(2)
On Common and Common Equivalent
 Shares
 Before Accounting Changes                           $  3.82   $  1.35    $(3.22)  $  0.57   $  1.16
 After Accounting Changes(1)                         $  4.50   $  1.35    $(1.89)  $  0.99   $  1.16
                                                     -------   -------    ------   -------   -------
Assuming Full Dilution
 Before Accounting Changes                           $  3.53   $  1.35    $(3.22)  $  0.57   $  1.16
 After Accounting Changes(1)                         $  4.11   $  1.35    $(1.89)  $  0.99   $  1.16
                                                     -------   -------    ------   -------   -------
Return on Assets and Equity
Return on Total Assets(3)
 Before Accounting Changes                               .84%      .32%     (.41)%     .14%      .23%
 After Accounting Changes(1)                             .97%      .32%     (.21)%     .20%      .23%
                                                     -------   --------   -------- --------  --------
Return on Common Stockholders'
 Equity(4)
 Before Accounting Changes                             17.7%      6.5%    (14.3)%     2.1%      4.3%
 After Accounting Changes(1)                           21.1%      6.5%     (7.9)%     3.7%      4.3%
                                                     -------   -------   --------  -------   -------
Return on Total Stockholders'
 Equity(5)
 Before Accounting Changes                             15.3%      7.2%     (9.4)%     3.1%      4.7%
 After Accounting Changes(1)                           17.7%      7.2%     (4.5)%     4.4%      4.7%
                                                     -------   -------   --------  -------   -------
Capital
Tier 1 Capital                                       $13,388   $10,262   $ 8,540   $ 7,999   $ 7,974
Tier 1 + Tier 2 Capital                              $23,152   $20,111   $17,080   $15,998   $15,948
Tier 1 Capital Ratio                                    6.62%     4.90%     3.73%     3.26%     3.22%
Tier 1 + Tier 2 Capital Ratio                          11.45%     9.60%     7.46%     6.52%     6.44%
Common Stockholders' Equity as a
 Percentage of Total Assets                             4.65%     3.73%     3.39%     3.77%     3.57%
Total Stockholders' Equity as a
 Percentage of Total Assets                             6.44%     5.23%     4.37%     4.48%     4.37%
Common Stockholders' Equity Per
 Share                                               $ 26.04   $ 21.74   $ 21.23   $ 24.34   $ 25.36
                                                     =======   =======   =======   =======   =======


(1) Refers to adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as of January 1, 1993; accounting change for venture capital subsidiaries in 1991; and accounting change for certain derivative products in 1990.

(2) Based on net income (loss) less preferred stock dividends, except where conversion is assumed.

(3) Net income (loss) as a percentage of average total assets.

(4) Earnings (loss) applicable to common stock as a percentage of average common stockholders' equity.

(5) Net income (loss) less redeemable preferred dividends as a percentage of average total stockholders' equity.


MARGIN ANALYSIS(1)



In Millions of Dollars                                1993      1992      1991      1990      1989
                                                     -------   -------    ------   -------   -------
Total Revenue                                        $16,075   $15,621   $14,750   $14,587   $13,752
Effect of Credit Card
 Securitization(2)                                     1,282     1,390     1,155       639       206
Net Cost to Carry(3)                                     252       421       454       311       100
Capital Building Transactions(4)                           2      (820)     (502)       -       (180)
                                                     -------   -------   -------   -------   -------
Adjusted Revenue                                     $17,611   $16,612   $15,857   $15,537   $13,878
                                                     -------   -------   -------   -------   -------
Total Operating Expense                              $10,615   $10,057   $11,097   $11,099   $ 9,698
Net OREO Costs(5)                                       (245)     (347)     (285)      (48)       (7)
Restructuring Charges                                   (425)     (227)     (750)     (300)     (103)
                                                     -------   -------   -------   -------   -------
Adjusted Operating Expense                           $ 9,945   $ 9,483   $10,062   $10,751   $ 9,588
                                                     -------   -------   -------   -------   -------
Operating Margin                                     $ 7,666   $ 7,129   $ 5,795   $ 4,786   $ 4,290
                                                     -------   -------   -------   -------   -------
Consumer Credit Costs(6)                             $ 2,740   $ 3,309   $ 2,958   $ 1,999   $ 1,434
Commercial Credit Costs(7)                             1,036     2,458     2,190       929       246
                                                     -------   -------   -------   -------   -------
Operating Margin Less Credit
 Costs                                               $ 3,890   $ 1,362   $   647   $ 1,858   $ 2,610
Additional Provision(8)                                  603       537       636       732     1,154
Restructuring Charges                                    425       227       750       300       103
Capital Building Transactions(4)                          (2)      820       502       -         180
                                                     -------   -------   -------   -------   -------
Income (Loss) Before Taxes and
Cumulative Effects of Accounting                     $ 2,860   $ 1,418   $  (237)  $   826   $ 1,533
 Changes


(1) Citicorp uses the concept of Operating Margin as an important measure of the Corporation's ability to absorb credit costs, build profitability, and strengthen capital. Operating margin is the difference between revenues and operating expense, adjusted for credit-related costs, the effect of credit card securitization and nonrecurring items (asset sales, business write-downs and restructuring charges).

(2) For a description of the effect of credit card receivables securitization, see page 53.

(3) Principally the net cost to carry commercial cash-basis loans and Other Real Estate Owned (OREO).

(4) Reflects net pre-tax gains/(losses) related to asset sales and business write-downs; in 1993, business write-downs primarily related to Quotron. See Corporate Items on page 32 for further discussion. Also includes the effect on reported revenues through the third quarter of 1991 related to the accounting change for venture capital subsidiaries.

(5) Principally net write-downs and direct revenues and expenses related to OREO.

(6) Principally consumer net credit write-offs adjusted for the effect of securitization of credit card receivables.

(7) Includes commercial net credit write-offs, net cost to carry, net OREO write-downs and direct revenues and expenses related to OREO.

(8) Represents provision for consumer and commercial credit losses above net write-offs. Amounts in 1992 and 1991 reflect releases of $253 million and $150 million, respectively, from the cross-border refinancing portfolio allowance, while 1989 reflects an addition of $1.0 billion to this allowance.

THE BUSINESSES OF CITICORP

Citicorp, with its subsidiaries and affiliates, is a global financial services organization. Its staff of 81,500 serves individuals, businesses, governments, and financial institutions in over 3,300 locations, including branch banks, representative offices, and subsidiary and affiliate offices in 93 countries throughout the world.

  Citicorp, a U.S. bank holding company, was incorporated in 1967 under the laws of Delaware and is the sole shareholder of Citibank, N.A. (Citibank), its major subsidiary.

  Citicorp is regulated under the Bank Holding Company Act of 1956 and is subject to examination by the Federal Reserve Board. Citibank is a member of the Federal Reserve System and is subject to regulation and examination by the Office of the Comptroller of the Currency. See page 95 for further discussion of regulation and supervision.

  Citicorp's activities are primarily within the core business franchises of Global Consumer and Global Finance. The Global Consumer business serves a full range of consumer financial needs worldwide while the Global Finance business serves corporations, financial institutions, governments and participants in capital markets throughout the world.

  The businesses of both Global Consumer and Global Finance reflect differences in financial marketplaces and can be considered as a North America, Europe and Japan grouping and a Developing Economies grouping. The latter encompasses activities in Latin America, Asia, Central and Eastern Europe, the Middle East and Africa.

  Excluded from Global Finance in North America, Europe and Japan is North America Commercial Real Estate, which includes the commercial real estate divisions in the U.S. and Canada and is discussed on page 31, with additional portfolio details provided on pages 37 to 40.

  The Cross-Border Refinancing Portfolio is centrally managed and has a separate focus from the local activities in the refinancing countries as is discussed on pages 40 to 42.

  Additional data on the geographic distribution of revenue, earnings (loss) and assets are disclosed in Note 10 to the Financial Statements.

BUSINESS FOCUS

                                   Net Income (Loss)       Average Assets              Return on
                                         $ Millions            $ Billions                 Assets
                                -------------------       ---------------     ------------------
                                    1993       1992(1)     1993      1992(1)    1993       1992(1)
                                  ------    -------       -----     -----     ------       ----
Global Consumer(2)
  North America, Europe and
  Japan                         $    665   $    439      $   75     $  85      .89%         .52%
  Developing Economies               556        448          25        21     2.22%        2.13%
Global Finance(3)
  North America, Europe and
  Japan                              909        490          73        64     1.25%         .77%
  Developing Economies               761        643          36        32     2.11%        2.01%
North America Commercial
  Real Estate                       (621)    (1,316)         12        14    (5.18)%     (9.40)%
Cross-Border Refinancing
  Portfolio                           92        403           3         4     3.07%       10.08%
Corporate Items(4)                  (443)      (385)          4         6   (11.08)%     (6.42)%
                                --------   --------      ------     -----
                                $  1,919   $    722      $  228     $ 226      .84%         .32%
Cumulative Effect of
  Accounting Change(5)               300         --          --        --         --          --
                                --------   --------      ------    ------
Total Citicorp                  $  2,219   $    722      $ 228      $ 226      .97%         .32%
                                ========   ========   ========   ========   ======        =====

(1) Reclassified to conform to current year's presentation.
(2) Global Consumer results reflect after-tax restructuring charges of $143 million in 1993 and $82 million in 1992. Of these amounts, Global Consumer North America, Europe and Japan included $139 million and $74 million, respectively.
(3) Global Finance results reflect after-tax restructuring charges of $95 million in 1993 and $49 million in 1992. Of these amounts, Global Finance North America, Europe and Japan included $83 million and $31 million, respectively.
(4) Corporate Items includes the effects of asset sales, as well as business write-downs. Results for 1993 also reflect after-tax restructuring charges of $16 million, compared with $(8) million in 1992. See page 32 for a further discussion of Corporate Items.
(5) Represents cumulative effect of adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as of January 1, 1993.


PEOPLE

Common Stockholders   60,000
                      ======
Employees
United States         38,500
Outside the U.S.      43,000
                      ------
Total                 81,500
                      ======


OFFICES

United States (In 32 states and the District
  of Columbia)
  Branches                                           542
  Subsidiaries' Offices                              788
  Other Offices                                       59
                                                   -----
Total U.S. Offices                                 1,389
                                                   =====


Outside the U.S. (In 92 countries)
Branches and Representative Offices       324
Banking Subsidiaries' and
  Affiliates' Offices                     731
Other Financial Affiliates' and
  Subsidiaries' Offices                   892
                                        -----
Total Offices Outside the U.S.          1,947
                                        =====

Total Offices                           3,336
                                        =====

GLOBAL CONSUMER

                                                    Inc./
In Millions of Dollars           1993    1992(1)    (Dec.)         %
                               ------    -----     ------       ----
Total Revenue                  $ 9,600   $ 9,285   $   315         3
                               -------   -------   -------
Restructuring Charges          $   233   $   130   $   103        79
Other Operating Expense          5,965     5,789       176         3
                               -------   -------   -------
Total Operating Expense        $ 6,198   $ 5,919   $   279         5
                               -------   -------   -------
Provision for Credit Losses    $ 1,686   $ 2,134   $  (448)      (21)
                               -------   -------   -------
Income Before Taxes            $ 1,716   $ 1,232   $   484        39
Income Taxes                       495       345       150        43
                               -------   -------   -------
Net Income                     $ 1,221   $   887   $   334        38
                               =======   =======   =======      ====
Average Assets (In Billions)   $   100   $   106   $    (6)       (6)
Return on Assets                  1.22%      .84%      .38%      -

Adjusted for Credit-Related Items
Total Revenue(2)
 Total Global Consumer          $10,892   $10,675   $   217         2
 North America, Europe and
 Japan                            8,726     8,868      (142)       (2)
 Developing Economies             2,166     1,807       359        20
Other Operating Expense(3)
 Total Global Consumer          $ 5,927   $ 5,789   $   138         2
 North America, Europe and
 Japan                            4,705     4,711        (6)      -
 Developing Economies             1,222     1,078       144        13
Credit Costs(4)
 Total Global Consumer          $ 2,740   $ 3,309    $ (569)      (17)
 North America, Europe and
 Japan                            2,586     3,173      (587)      (18)
 Developing Economies               154       136        18        13
                                -------   -------   -------      ----


(1) Reclassified to conform to current year's presentation.

(2) Adjusted principally for the effect of credit card receivables securitization.

(3) 1993 amounts exclude net write-downs and net direct expenses related to OREO for certain real estate lending activities.

(4) Principally net credit write-offs adjusted for the effect of credit card receivables securitization.

  The Global Consumer businesses reported 1993 net income of a record $1.2 billion, representing a return on average assets of 1.22%. The earnings increase was led by U.S. credit cards, private banking activities and branch and card businesses in the Developing Economies. Excluding the after-tax effect of restructuring charges, net income was $1.4 billion, compared with $969 million in 1992.

  The consumer businesses in North America, Europe and Japan earned $804 million in 1993, compared with $513 million in 1992, excluding after-tax restructuring charges of $139 million and $74 million, respectively. The earnings improvement principally reflected sharply lower credit losses in the North America consumer business and higher revenues in the European private banking business, partially offset by lower revenues in North America.

  The consumer businesses in the Developing Economies earned $560 million in 1993, compared with $456 million in 1992, excluding after-tax restructuring charges of $4 million and $8 million, respectively. Business expansion efforts have led to broadly based revenue growth in both the Asia and Latin America consumer businesses, as well as in private banking activities in these regions.

  Global Consumer revenues in 1993 grew a modest 3% over the prior year, or 2% when adjusted for credit-related items. The Developing Economies had continued strong business momentum with revenues up 20% on higher asset levels, attractive spreads and increased fee-based revenues. Revenues in North America, Europe and Japan, although benefitting from improved funding costs and effective management of interest rate exposure in a generally declining rate environment during 1993, as well as from substantial investment management and derivatives products activity in the European private banking business, were lower 2% year on year principally reflecting competitive pressures in the U.S. credit card market, lower loan volumes in the U.S. branch business and the impact of non-strategic business dispositions.

  U.S. credit card revenues declined 4% in the year as the effect of lower accounts and receivables, as well as card pricing strategies in a highly competitive market, were only partially mitigated by improved funding costs and the effective management of interest rate exposure. The expected combination of increased credit card purchase volumes in an improving economy, lower funding costs and lower net credit losses make it possible to take the pricing actions without significantly affecting profitability.

  U.S. branch revenues (including mortgages) were down 1% in the year, excluding the impact of the sale during 1993 of the non-strategic branch business in Arizona, as improved funding costs and the effective management of interest rate exposure helped mitigate the impact of lower loan volumes. In the U.S. mortgage operation, the net adjustment required to reflect accelerated prepayments of securitized mortgages declined to $120 million in the year, compared with $255 million in 1992. The reduction in this adjustment, along with lower recourse-related costs on securitized mortgages, almost entirely compensated for the decline in securitization gains and excess servicing fee revenues. Depending on the level of interest rates, mortgage prepayment rates and hedging actions employed, further adjustments could be required to the carrying amount of servicing assets that are subject to prepayment risk.

  The Global Consumer businesses recorded obligations incurred in connection with restructurings of $233 million in 1993 and $130 million in 1992, principally in the U.S. markets. Excluding these charges and other credit-related costs, operating expenses in 1993 were essentially unchanged from 1992 in the North America, Europe and Japan businesses. Increased marketing efforts to protect U.S. credit card market share and investment spending in the U.S. branch business were offset by the effect of non-strategic business dispositions, lower credit card fraud costs and improved productivity in the European branch system. Operating expenses in the Developing Economies have increased in support of the business expansion in these markets.

  The Global Consumer provision for credit losses included additional provisions to the reserve of $276 million in 1993, compared with $215 million in the prior year, reflecting the weak and uneven economic conditions in certain markets.
The Global Consumer businesses' credit costs, adjusted for the effect of credit card securitizations, included net write-offs of $2,692 million and $3,309 million in 1993 and 1992, respectively. The improvement is primarily due to significantly lower U.S. credit card losses and the impact in 1992 of the change in the treatment of in-substance foreclosed residential properties. Consumer loans on the balance sheet that are delinquent 90 days or more improved to $3.6 billion or 4.2% of total consumer loans at December 31, 1993, compared with $3.9 billion or 4.7% of total consumer loans at the end of the prior year. This reflected steady improvement in the U.S. portfolio, partially offset by deterioration in the European portfolios, principally in Germany. Due to uneven economic conditions in the U.S. and weak conditions in Europe, net credit losses and delinquencies could remain at relatively high levels with further increases in credit reserves possible. See pages 34 and 35 for an expanded discussion of the consumer portfolio.

  The decrease in average assets in the Global Consumer businesses reflects the impact of mortgage prepayments in excess of new originations, tightened credit criteria in the U.S. branch business and continued credit card securitizations, partially offset by business volume growth in the Developing Economies.

GLOBAL FINANCE

                                                 Inc./
In Millions of Dollars          1993     1992(1) (Dec.)       %
                                ----    ------    ----     ----
Total Revenue                  $6,108   $5,406   $ 702       13
                               ------   ------   -----
Restructuring Charges          $  156   $   76   $  80      N/M
Other Operating Expense         3,279    3,137     142        5
                               ------   ------   -----
Total Operating Expense        $3,435   $3,213   $ 222        7
                               ------   ------   -----
Provision for Credit Losses    $  305   $  644   $(339)     (53)
                               ------   ------   -----
Income Before Taxes            $2,368   $1,549   $ 819       53
Income Taxes                      698      416     282       68
                               ------   ------   -----
Net Income                     $1,670   $1,133   $ 537       47
                               ======   ======   =====     ====

Average Assets (In Billions)   $  109   $   96   $  13       14
Return on Assets                 1.53%    1.18%    .35%      -

Adjusted for Credit-Related
 Items
  Total Revenue(2)
   Total Global Finance        $6,166   $5,530   $ 636       12
   North America, Europe and
    Japan                       3,965    3,592     373       10
   Developing Economies         2,201    1,938     263       14
  Other Operating Expense(3)
   Total Global Finance        $3,299   $3,066   $ 233        8
   North America, Europe and
    Japan                       2,193    2,129      64        3
   Developing Economies         1,106      937     169       18
  Credit Costs(4)
   Total Global Finance        $  195   $  740   $(545)     (74)
   North America, Europe and
    Japan                         150      650    (500)     (77)
   Developing Economies            45       90     (45)     (50)

(1) Reclassified to conform to the current year's presentation.
(2) After adding back the net cost to carry cash-basis loans and OREO.
(3) Excludes net write-downs (recoveries) and direct revenues and expenses related to OREO.
(4) Includes net write-offs, the net cost to carry cash-basis loans and OREO, as well as net write-downs (recoveries) and direct revenues and expenses related to OREO.
N/M Not meaningful as percentage equals or exceeds 100%.

  Global Finance reported net income of $1.7 billion in 1993, compared with $1.1 billion in 1992, primarily reflecting strong revenues but also lower credit costs. These results included obligations incurred in connection with restructurings of $95 million in 1993 and $49 million in 1992, after-tax, principally related to cost saving programs in the North America and Europe businesses.

  Net income for Global Finance businesses in North America, Europe and Japan was $992 million in 1993, compared with $521 million in the prior year excluding after-tax restructuring charges of $83 million and $31 million, respectively. The earnings improvement in 1993 primarily reflected reductions in the level of provisioning for credit losses, including lower net write-offs, as well as strong results from trading activities in the foreign exchange, securities trading and derivatives markets. Developing Economies net income was $773 million in 1993, up from $661 million in the prior year, excluding after-tax restructuring charges of $12 million and $18 million, respectively. The increase in the year reflected business momentum across each of the geographic regions, partially offset by charges taken in connection with the withdrawal from the business of portfolio management for customers in India.

  Global Finance revenues of $6.1 billion in 1993 increased 13% from $5.4 billion in the prior year, led by higher revenues from trading-related activities. Adjusted for credit-related items, Global Finance revenues in North America, Europe and Japan of $4.0 billion increased 10% from $3.6 billion in the prior year. This increase reflected strong trading-related revenues from activities in the foreign exchange, securities trading and derivatives markets, principally in the European and North American businesses, which benefitted from increased volumes, declining interest rates and currency volatility. Since these volatile conditions may not continue, revenues may decline from these high levels. The strong revenues from these activities were partially offset by the impact of the persistent slow economic environment on many of the North America, Europe and Japan businesses. Revenues from Global Finance activities in the Developing Economies were $2.2 billion in 1993, up 14% from the prior year.
This improvement reflected broadly based revenue increases across products and geographic regions.

  Revenues from trading activities in the foreign exchange, derivatives and securities markets contributed $2.8 billion, or approximately 45% of total Global Finance revenues in 1993, up from $2.2 billion or approximately 40% in 1992. These revenues benefited from increased customer demand for risk management products as well as the volatile market conditions in the latter half of 1992 and during 1993. Trading activities in the foreign exchange markets contributed $0.9 billion in 1993, down from $1.0 billion in 1992. Derivative products, which include interest rate and currency swaps, options, financial futures, equity, and commodity contracts, reported revenues of $0.8 billion in 1993, up from $0.4 billion in 1992. These revenues are primarily attributable to interest rate and currency derivatives. Revenues from trading in other markets including the debt and money markets increased to $1.1 billion from $0.8 billion year on year. See page 50 for a discussion of the income statement impact of trading activities.

  Adjusted other operating expenses of $3.3 billion were up $233 million, or 8%, year on year. In the Global Finance businesses in North America, Europe and Japan expenses increased $64 million, or 3%, principally due to higher incentive compensation costs associated with the strong trading related revenues. The increase in expenses in the Developing Economies businesses reflected both investments in business development as well as the above noted charges associated with India, which totaled $89 million pre-tax. Citicorp understands that the Reserve Bank of India intends to levy fines against banks, including Citibank, which were involved in certain securities-related activities in India prior to 1993. Any such fines are not expected to have a material effect on Citicorp's results of operations.

  The provision for credit losses in Global Finance was $305 million in 1993, down to less than half the 1992 level of $644 million. The current year's provision included additional provisions to the reserve of $148 million, compared with $99 million in the prior year, reflecting the weak and uneven economic environment in certain markets during the year. Net write-offs were $157 million in 1993, down sharply from $545 million in the prior year, which included approximately $190 million of net write-offs related to the U.K. real estate portfolio as well as higher net write-offs in the North America commercial portfolio. Net write-offs in the Developing Economies portfolio were $42 million in 1993, compared with $55 million in the prior year. Net write-offs in the Global Finance business represented .34% of average loans in 1993, down sharply from 1.25% in 1992. The provision for credit losses is expected to only modestly decline from the 1993 levels.

  The net cost to carry cash-basis loans and OREO in 1993 was $58 million, down to less than half the $124 million experienced in 1992, reflecting the decrease in cash-basis loans and OREO in the portfolio as well as lower interest rates in the year. The OREO portfolio generated net revenues of $20 million in 1993, an improvement from net costs of $71 million in the prior year, primarily reflecting net recoveries of $14 million in the current year, compared with net write-downs of $65 million in 1992. Global Finance cash-basis loans at December 31, 1993 were $0.8 billion, down from $1.4 billion at 1992 year end. The OREO portfolio of $0.5 billion at year end 1993, which is principally located in the U.K., was down $0.1 billion from the prior year.

  Average assets increased $13 billion from the prior year, including a $9 billion increase in the Global Finance North America, Europe and Japan businesses, principally reflecting growth in federal funds sold, resale agreements, and trading account assets. Additionally, loan volumes increased in the Developing Economies.

NORTH AMERICA COMMERCIAL REAL ESTATE


                                                            Inc./
In Millions of Dollars                1993       1992(1)    (Dec.)         %
                                      -------    -------    -------       ---
Total Revenue                         $   (11)   $   (45)   $    34        76
Operating Expense                         377        424        (47)      (11)
Provision for Credit Losses               610      1,622     (1,012)      (62)
                                      -------    -------    -------
(Loss) Before Taxes                   $  (998)   $(2,091)   $(1,093)      (52)
Income Taxes                             (377)      (775)      (398)      (51)
                                      -------    -------    -------
Net (Loss)                            $  (621)   $(1,316)   $  (695)      (53)
                                      =======    =======    =======       ===
Average Assets (In Billions)          $    12    $    14    $    (2)      (14)

Adjusted for Credit-Related Items:
 Total Revenue(2)                     $   173    $   252    $   (79)      (31)
 Operating Expense(3)                     150        148          2         1
 Credit Costs(4)                          842      1,719       (877)      (51)

(1) Reclassified to conform to current year's presentation.
(2) After adding back the net cost to carry cash-basis loans and OREO.
(3) Excludes net write-downs and direct revenues and expenses related to OREO.
(4) Principally net write-offs, the net cost to carry cash-basis loans and OREO, as well as net write-downs and direct revenues and expenses related to OREO.

  North America Commercial Real Estate reported a net loss of $621 million for 1993, reflecting an improvement from a loss of $1.3 billion a year ago, primarily due to lower levels of credit costs.

  Revenues benefited from the lower net cost to carry cash-basis loans and OREO, offset in part by the reduced portfolio outstandings, while operating expenses reflected improved OREO operating results. The provision for credit losses was $610 million in 1993, compared with $1,622 million in the prior year. These provisions included additions to build the reserve over net write-offs of $179 million in 1993, compared with $476 million in 1992. The reduction in the provision in the current year reflected continued slowing in the pace of deterioration in the North America commercial real estate markets.

  Cash-basis loans were $1.7 billion at December 31, 1993, down from $2.7 billion a year ago, while the OREO portfolio totaled $2.3 billion at December 31, 1993, down from $2.9 billion a year ago. The reduction in cash-basis loans and OREO included $0.6 billion of asset sales during 1993, with the majority being commercial properties and loans sold at approximately 62% of their original value. There are some indications of improvement, including increased liquidity, in certain real estate markets. As a result, credit costs are expected to moderate from 1993 levels. However, cash-basis loans, OREO and net credit costs are expected to remain at relatively high levels with further increases in credit reserves possible.

  Further details with respect to the North America Commercial Real Estate Portfolio are provided on pages 37 to 40.

CROSS-BORDER REFINANCING PORTFOLIO


                                                  Inc./
In Millions of Dollars         1993     1992(1)   (Dec.)      %
                               ------   ------    -----      ---
Total Revenue                  $  126   $  196    $ (70)     (36)
Operating Expense                  28       29       (1)      (3)
Provision for Credit Losses        (1)    (254)    (253)     N/M
                               ------   ------    -----
Income Before Taxes            $   99   $  421    $(322)     (76)
Income Taxes                        7       18      (11)     (61)
                               ------   ------    -----
Net Income                     $   92   $  403    $(311)     (77)
                               ======   ======    =====      ===
Average Assets (In Billions)   $    3   $    4    $  (1)     (25)

(1) Reclassified to conform to current year's presentation.
    N/M Not meaningful as percentage equals or exceeds 100%.

  Citicorp's cross-border refinancing portfolio activities resulted in net income of $92 million in 1993, compared with $403 million in 1992. The year-to-year variance principally reflects the recognition of $97 million of Brazil interest in 1993 ($130 million in 1992) and the release in 1992 of $253 million from the allowance for credit losses attributable to the refinancing portfolio.

  Medium- and long-term outstandings in the refinancing portfolio were $2.9 billion at December 31, 1993, compared with $3.3 billion a year ago. The reduction during the year reflects country write-offs, principally in Brazil, and actions taken to restructure Citicorp's exposure. Further details on the refinancing portfolio are provided on pages 40 to 42.

CORPORATE ITEMS

                                                 Inc./
In Millions of Dollars         1993     1992(1)  (Dec.)      %
- --------------------------   ------   -------- -------    ----
Total Revenue                $  252   $  779   $ (527)     (68)
                             ------   ------   ------
Restructuring Charges        $   36   $   21   $   15       71
Other Operating Expense         541      451       90       20
                             ------   ------   ------
Total Operating Expense      $  577   $  472   $  105       22
                             ------   ------   ------
Income (Loss) Before Taxes   $ (325)  $  307   $ (632)      N/M
Income Taxes                    118      692     (574)     (83)
                             ------   ------   ------
Net (Loss)                   $ (443)  $ (385)  $   58       15
                             ======   ======   ======     ====


(1) Reclassified to conform to current year's presentation.
N/M Not meaningful as percentage equals or exceeds 100%.

  Corporate Items consists of unallocated corporate costs and other corporate items, including net gains related to capital-building transactions (including the effect of business write-downs), the recognition of U.S. deferred tax benefits and the offset created by attributing income taxes to business activities on a local tax rate basis. Corporate Items also includes the results of Quotron, which provides on-line real time financial information services. In January 1994, Citicorp reached an agreement to sell the U.S. market data services business of Quotron.

  In 1993, Corporate Items reported a net loss of $443 million, compared with a net loss of $385 million in 1992. The year-to-year variance principally reflects lower net gains on asset sales and the effect of business write-downs, partially offset by the recognition of U.S. deferred tax benefits.

  Revenues included net gains related to asset sales of $177 million in 1993 ($105 million after-tax), compared with $820 million in the prior year ($466 million after-tax). Revenues in 1993 also reflected business write-downs of $179 million, principally related to the disposition of the U.S. market data services business of Quotron. Operating expenses include costs related to Quotron, corporate employee expenses and other unallocated corporate costs. The higher level of other operating expenses in 1993 principally reflects increases in certain unallocated corporate costs partially offset by reduced expenses at Quotron.

  Quotron had a net loss of $106 million in the year ($35 million excluding the after-tax effect of the business write-down), compared with a net loss of $48 million in 1992. These results largely reflect the activities of the U.S. market data services business of Quotron.

  Corporate Items tax expense in 1993 reflects the recognition of $200 million of U.S. deferred tax benefits due to a favorable reassessment of future earnings expectations. Additionally the year on year improvement in corporate items tax expense reflects a reduction in the offset created by attributing income taxes to business activities on a local tax rate basis. See Note 8 on pages 79 and 80 for further discussion of income taxes.

RISK MANAGEMENT

The management of credit risk, market risk, and capital are central to Citicorp's management process.

THE CREDIT PROCESS

Four organizational groups--the Management Committee, the Credit Policy Committee, Line Management, and Business Risk Review--are central to conducting Citicorp's credit process. The Management Committee allocates the key corporate resources required, establishes the Corporation's overall risk capacity, sets portfolio profile targets at the corporate level, and reviews individual credit decisions that pose unusual or potentially material risks to the Corporation. The Credit Policy Committee's responsibilities include maintaining sound credit processes and standards (mainly documented in Citicorp's Core Credit Policies), participating in portfolio planning, reviewing exceptions to core credit policies, keeping credit risk within Citicorp's capacity, granting approval authority to Senior Credit Officers, and reviewing the adequacy of credit training. Credit Policy also keeps the Management Committee and the Board of Directors informed on portfolio quality, the portfolio's risk profile, problem credits and portfolios, and credit policy issues.

  Line Management--from the Executive Vice Presidents down--is the critical element in day-to-day operation of the credit process. It develops and executes its own business plans, initiates and approves all extensions of credit as part of these plans, and is responsible for credit quality. Each Line Manager is expected to develop and execute the credit elements of his or her business plans in accordance with the Core Credit Policies. Additionally, it is line responsibility to establish supplementary credit policies specific to each business, deploy the credit talent needed, and monitor portfolio and process quality. Line units are also expected to surface problem credits or programs as they develop, and to correct deficiencies as needed through remedial management.

  Citicorp's Core Credit Policies are organized around two basic approaches--Credit Programs and Credit Transactions. Credit Programs focus on the decision to extend credit to sets of customers with similar characteristics and/or product needs. Most Global Consumer activities (e.g., credit cards, mortgages) fall under the Credit Program process, but some Global Finance activities do as well. Approvals under this approach cover the expected level of aggregate exposure to a set of customers with homogeneous characteristics. One set of terms, risk acceptance criteria, operating systems, and reporting mechanisms applies to all credits approved under a particular program. This is a cost-effective approach that capitalizes on sophisticated management techniques well-suited to high-volume, small-transaction amounts for customers with similar characteristics.

  Credit Programs are reviewed annually, with approvals tiered on the basis of projected aggregate client outstandings, whether the program is mature and stable or new, as well as how it has been performing. Functional specialists generally are involved in the approval process.

  The Credit Transaction approach focuses on the decision to extend credit to an individual customer or customer relationship in the context of all existing facilities extended to a particular customer. It must be used with target market definition and risk acceptance criteria, and requires detailed customized financial analysis. Most Global Finance and some Global Consumer activities (e.g., private banking and community banking) fall under the Credit Transaction process. The tiering of approval requirements for each decision is determined by the transaction amount, the client's aggregate facilities, credit quality as determined by risk ratings, and the approval levels established for the relevant banking business. If appropriate, approvals from underwriting specialists, product specialists, or industry specialists also may be required.

  At Citicorp, credit is not extended on the judgment of only one officer. Extensions of credit--through Credit Programs or Credit Transactions--are approved by three line credit officers whose current positions involve responsibility for extending credit. One of the three approving credit officers is named the Responsible Officer, to ensure that all aspects of the credit process for a particular program or transaction are properly coordinated and executed. As the size or risk of a program or transaction increases, the three approvals may include one or two Senior Credit or Securities Officers. Senior Credit and Securities Officers are Citicorp's most experienced lenders and underwriters. They are designated by the Credit Policy Committee based on demonstrated skills, and their performance is reviewed and designation reconfirmed annually. Citicorp has over 500 Senior Credit and Securities Officers located around the world. At designated levels of risk, Line Manager Senior Credit Officer approvals are required, up to the level of Executive Vice President. Policy exceptions may also require approval by a Senior Line Manager, as well as the approval of a Member of the Credit Policy Committee or the Management Committee for the largest exposures.

  Problem loan management is a line responsibility which may be handled by the business originating the credit or by a remedial management unit, depending on the seriousness of the problem. Two key areas focusing on remedial management are Institutional Recovery Management, which addresses non-real estate-related problem commercial credits and the North America Commercial Real Estate Group, which is discussed on pages 37 to 40.

  Business Risk Review (BRR), which reports functionally to the Audit Committee of the Board of Directors, conducts periodic examinations of both portfolio quality and the credit process at the individual business level. BRR members include senior officers who rotate from line businesses into their review assignment for a period ranging from two to three years. BRR is also responsible for ensuring that line management has identified problem loan situations promptly and for surfacing any substandard elements of Citicorp's credit process.

  A discussion of market risk management, including liquidity and price risk exposure management, derivative and foreign exchange activities, and a discussion of capital follows on pages 42 to 48.

PORTFOLIO RISK ANALYSIS

In the management of its credit portfolios, Citicorp emphasizes the importance of asset and earnings diversification, the immediate recognition as losses of all credits judged to be uncollectible, and the maintenance of an appropriate credit loss allowance.

  Since all identified losses are immediately written off, no portion of the allowance is specifically allocated or restricted to any individual loan or group of loans, and the entire allowance is available to absorb all probable credit losses inherent in the portfolio. However, for analytical purposes, Citicorp views its allowance as attributable to the following portions of its credit portfolios:

Allowance for Credit Losses and as a Percentage of Loans

                                              1993         1992         1991
                                Loans    Allowance    Allowance    Allowance
                           $ Billions   $ Millions   $ Millions   $ Millions
                           ----------   ----------   ----------   ----------
Global Consumer              $ 84.4       $1,596       $1,338        $1,137
  Ratio                                     1.89%        1.60%         1.24%
Commercial                     52.1        2,545        2,221         1,650
  Ratio                                     4.88%        4.19%         2.97%
Cross-Border Refinancing
  Portfolio(1)                  2.5          238          300           521
                             ------       ------       ------        ------
Total                        $139.0       $4,379       $3,859        $3,308
                             ------       ------       ------        ------
  Ratio                                     3.15%        2.76%         2.19%
Reserve for Global Consumer
  Sold Portfolios                         $  527       $  544        $  412

(1) The allowance attributable to the cross-border refinancing portfolio represented 8% of medium- and long-term loans and placements at December 31, 1993. When adjusted to add back $2.8 billion of cumulative country write-offs previously charged off, the allowance at December 31, 1993 was equivalent to 53% of similarly adjusted medium- and long-term claims, compared with 51% at year-end 1992 and 54% at year-end 1991.

  The increases in the consumer portion of the allowance in 1993 and 1992 reflected continued reserve building in response to the economic environment in certain markets, particularly the U.S. and Europe.

  The Global Consumer reserve for recourse provisions related to the sales of consumer loans or sales of participations in pools of loans and receivables decreased by $17 million in the year, reflecting the high level of mortgage prepayments and lower levels of mortgage sales with recourse exposure. This contrasted with an increase of $132 million in 1992 over 1991, which reflected higher sales of loans and participations as well as $90 million of charges taken in 1992 to build reserves to cover losses related to sold mortgages. Refer to
Note 1 to the Financial Statements for further discussion of Citicorp's obligation under recourse provisions related to sold loans.

  The build since 1991 in the allowance attributable to commercial credits principally reflected the uneven and weak economy in the U.S. and Europe and the deterioration in the North America commercial real estate markets.

  The decrease since 1991 in the portion of the allowance attributable to cross-border and foreign currency outstandings in the refinancing portfolio primarily reflects country write-offs (principally in Brazil), partially offset by net recoveries, as well as a release of $253 million from the allowance during 1992, reflecting improvement in the condition of the portfolio.

  Uneven economic and real estate market conditions in the U.S. and weak economic conditions in Europe could result in increases in both the consumer and commercial portions of the allowance for credit losses.

CONSUMER PORTFOLIO

In the consumer portfolio, credit loss experience is often expressed in terms of annual credit losses as a percent of average consumer loans. Pricing and credit policies reflect the loss experience of each particular product. Consumer loans are generally written off not later than a predetermined number of days past due on a contractual basis. The number of days is set at an appropriate level by loan product and by country.

  The following table summarizes Citicorp's consumer credit loss experience:

Consumer Portfolio Loss Ratios

                                                 1993     1992     1991
                                                -----    -----    -----
                                        Net
                       Average       Credit    Credit   Credit   Credit
                      Loans(1)       Losses      Loss     Loss     Loss
                    $ Billions   $ Millions     Ratio    Ratio    Ratio
                    ----------   ----------    ------   ------   ------
U.S.
Mortgages(2)            $ 19.1       $  267     1.40%    1.61%     .46%
Credit Cards               8.5          440     5.18%    6.28%    5.84%
Other                     16.9          331     1.96%    2.47%    2.65%
                        ------       ------
Total U.S.              $ 44.5       $1,038     2.33%    2.89%    2.46%
Outside the U.S.          36.9          372     1.01%    1.04%    1.05%
                        ------       ------
Total                   $ 81.4       $1,410     1.73%    2.16%    1.97%
                        ======       ======     =====    =====    =====

(1)  Loan amounts are net of unearned income.
(2)  Includes first and second residential mortgages.

  Average U.S. consumer loans declined $9.3 billion during the year, reflecting the impact of the economy, mortgage prepayments in excess of new originations, tightened credit criteria and continued credit card securitizations. The reduction in the overall portfolio led to a change in the product mix in 1993--mortgages were 43% of U.S. consumer loans, compared with 46% in 1992; credit cards were 19%, compared with 21% in 1992; and all other products were 38%, compared with 33% in 1992.

  At year-end, the other U.S. portfolio included $2.8 billion of community banking loans secured by commercial real estate, primarily in New York, California, and Illinois. The portfolio also included $1.4 billion of private banking loans secured by commercial real estate, primarily in California and New York. Commercial real estate in the community banking portfolio primarily comprises loans secured by multi-family residential units or by owner-occupied commercial buildings. Commercial real estate in the private bank includes loans secured by office buildings and hotels, as well as retail and residential properties.

  U.S. consumer net credit losses in 1993 were $1,038 million or 2.33% of average loans, compared with $1,555 million or 2.89% of average loans in 1992. The improvement is primarily due to significantly lower credit card losses, which declined from $722 million to $440 million, and the effect of the change in the treatment of in-substance foreclosed residential property, which increased total U.S. credit losses in 1992 by $187 million, or 0.35% of average total loans and 0.75% of average U.S. mortgages. Excluding this adjustment, U.S. mortgage credit losses in 1993 increased $54 million to 1.40% of average loans from 0.86% in 1992. This increase is essentially related to mortgages originated in 1987 through 1990, prior to the tightening of credit criteria. The increase in the related loss ratio also reflects the impact of portfolio run-off through high prepayments. Under the in-substance foreclosure rules, delinquent consumer mortgages are transferred to OREO where circumstances indicate that the borrower has effectively relinquished control over the property, although legal foreclosure has not yet occurred.

  The securitization of credit card receivables, which is more fully described on page 53, lowered reported credit losses by $1,282 million, $1,390 million and $1,155 million in 1993, 1992 and 1991, respectively.

  Consumer loans outside the U.S. are located throughout Europe, Latin America and Asia, but principally in Germany, U.K., Spain, Australia, Hong Kong, Taiwan and Puerto Rico. Average consumer loans outside the U.S. increased by $1.9 billion during the year, while net credit losses as a percentage of average loans declined, reflecting improvements in the branch and card businesses in Asia, partially offset by higher loss rates in Latin America and the European branches, specifically Germany's personal loan portfolio.

  The following table summarizes delinquencies in the consumer loan portfolio in terms of dollar amount of loans 90 days past due and as a percentage of related loans:

Consumer Loan Delinquency Ratios

                                     Total Loans(1)   90 Days or More Past Due
                                     --------------  -------------------------
In Billions of Dollars
at Year End                                    1993     1993     1992     1991
- ----------------------                      -------  -------  -------  -------
U.S. Mortgages                              $  17.9  $   0.7  $   0.9  $   1.4
 Ratio                                                   3.8%     4.5%     5.3%
Consumer Loans Other Than U.S. Mortgages       65.9      2.4      2.5      2.6
 Ratio                                                   3.6%     4.1%     4.0%
U.S. Mortgages Purchased Under
 Recourse Provisions(2)                         0.6      0.5      0.5      0.4
                                            -------  -------  -------  -------
Total Consumer Loans                        $  84.4  $   3.6  $   3.9  $   4.4
 Ratio                                                   4.2%     4.7%     4.8%
Total Dollar Amount of U.S. Conventional
 First Mortgages Serviced(3)                $  38.4  $   1.7  $   1.9  $   2.3
 Ratio                                                   4.4%     4.0%     4.1%
Total Number of Conventional First
 Mortgages Serviced(3)                      384,484   12,649   13,507   16,458
Ratio                                                    3.3%     2.9%     3.0%
                                            =======  =======  =======  =======

(1) Loan amounts are net of unearned income.
(2) Mortgages were delinquent 90 days or more when purchased under recourse provisions of mortgage sales.
(3) Includes both owned and sold mortgages.

  Total consumer loans delinquent 90 days or more decreased $0.3 billion during the year to $3.6 billion, or 4.2% of total consumer loans, primarily reflecting lower delinquencies in U.S. mortgages and credit cards, partially offset by higher delinquencies in Europe.

  U.S. mortgage loans on the balance sheet at December 31, 1993 that were delinquent 90 days or more declined $0.2 billion from last year, principally reflecting collection efforts and transfers to OREO. The total dollar amount of serviced U.S. conventional first mortgages that were delinquent also declined $0.2 billion. The related delinquency ratios for the serviced portfolio increased, however, as refinancings and other repayments exceeded new originations and run-off in the overall portfolio was experienced.

  Recourse provisions of certain U.S. mortgage sales arrangements allow Citicorp the option of purchasing delinquent mortgages underlying the pass-through securities to take advantage of lower funding costs as market interest rates fall below the coupon rate required to be paid to the security holder. Mortgages purchased under recourse provisions were $0.6 billion at December 31, 1993, up $0.1 billion from last year.

  Citicorp's policy for suspending accrual of interest on consumer loans varies depending on the terms, security, and credit loss experience characteristics of each product, and in consideration of write-off criteria in place. At December 31, 1993, the accrual of interest had been suspended on $1,216 million of U.S. mortgages and $1,647 million of other consumer loans. (See table on page 92 for further information concerning cash-basis, renegotiated, and past due loans.) The corresponding amounts at the end of 1992 were $1,373 million of U.S. mortgages and $1,756 million of other consumer loans. The decline in cash-basis U.S. mortgages during the year primarily reflected collection efforts and transfers to OREO.

  Other consumer loans include credit card receivables, consumer mortgages outside the U.S., personal loans and other categories, as well as U.S. commercial real estate loans related to community and private banking activities conducted by Global Consumer units. At the end of 1993, these commercial real estate loan portfolios included $406 million of U.S. commercial real estate loans on which accrual of interest had been suspended, primarily in California and New York.

  Total consumer loans with delinquencies of 90 days or more on which interest continued to be accrued were $802 million and $857 million at December 31, 1993 and 1992, respectively. Credit card receivables in the U.S. and personal loans in Germany, which make up the largest category of these loans, are automatically written off upon reaching a pre-determined number of days past due.

  Consumer OREO totaled $1.2 billion at December 31, 1993, compared with $1.3 billion at the end of 1992.

  Although the U.S. economy is improving, overall economic conditions in the North America, Europe and Japan businesses are slow and uncertain. As a result, high levels of consumer delinquencies, loans on which the accrual of interest is suspended (including U.S. mortgages), net credit losses, and OREO could continue and further increases to credit reserves could occur in 1994.

COMMERCIAL PORTFOLIO

In commercial lending, losses as a percentage of outstanding loans can vary widely from period to period and are particularly sensitive to changing business and economic conditions. Certain risk characteristics of the portfolio at December 31, 1993 are shown in the table and discussion which follows. Refer also to the table of cash-basis, renegotiated and past due loans on page 92.

Commercial Portfolio Loss Ratios

                                                     1993     1992     1991
                                                     ====     ====     ====
                                           Net
                               Average    Credit     Credit   Credit   Credit
                                Loans     Losses     Loss     Loss     Loss
                             $ Billions $ Millions   Ratio    Ratio    Ratio
                             ========== ==========   ======   ======   ======
In U.S. Offices
Commercial Real Estate
 Loans(1)                       $  8.4   $  285     3.38%    7.80%    4.06%
Other Commercial Loans and
 Leases(2)                        14.3       94      .66%    2.38%    2.58%
                                ------   ------
                                $ 22.7   $  379     1.67%    4.54%    3.21%
                                ------   ------
In Offices Outside the U.S.
Commercial Real Estate
 Loans(1)                       $  2.5   $  124     4.94%    7.75%    7.18%
Other Commercial Loans and
 Leases(2)                        29.6       85      .29%    1.01%    1.00%
                                ------   ------
                                $ 32.1   $  209      .65%    1.74%    2.03%

Refinancing Country Loans          2.8       61     2.15%    (.89)%  26.14%
                                ------   ------
                                $ 34.9   $  270      .77%    1.44%    6.89%
                                ------   ------
Total                           $ 57.6   $  649     1.13%    2.80%    5.13%
                                ======   ======     ====     ====     ====

(1) Includes mortgage and real estate loans.

(2) Includes net write-offs of real estate-related loans of $24 million, $123 million, and $51 million in U.S. offices in 1993, 1992, and 1991 respectively, with $173 million in offices outside the U.S. in 1992.

U.S. Portfolio

Net credit losses in the U.S. portfolio decreased substantially to $379 million, or 1.67%, of average loans, down from $1,180 million, or 4.54% of average loans in 1992. These net credit losses included $309 million in 1993, compared with $932 million in 1992, related to Citicorp's commercial real estate portfolio in U.S. offices, including net write-offs on real estate-related loans of $24 million and $123 million, respectively, which are reported in losses on Other Commercial Loans and Leases in the table on page 35. Net write-offs on the commercial real estate portfolio in the U.S. are expected to modestly decline year-on-year reflecting some improvement in certain real estate markets but continued weakness in California and also the office sector.

  Excluding the commercial real estate related portfolio, net write-offs in the U.S. portfolio declined to $70 million in 1993 from $248 million in the prior year. While net write-offs of U.S. senior leveraged acquisition finance loans declined to $32 million in 1993 from $89 million in 1992, losses in other portfolio segments also declined year-on-year, reflecting improvement in economic conditions in the U.S. during 1993.

  Losses on commercial lending activities are not as statistically predictable as in consumer credit and can vary widely with respect to timing and amount, particularly within any narrowly defined business or loan type. Loss ratios over the next 12 to 18 months are expected to improve from 1993 levels primarily as a result of the improving economy but will remain at relatively high levels with further increases in credit reserves possible.

Portfolio in Offices Outside the U.S.

The cross-border refinancing portfolio reported net write-offs of $61 million in 1993, compared with net recoveries of $34 million in 1992.

  Excluding the refinancing portfolio, net write-offs on commercial loans in offices outside the U.S. were $209 million in 1993, down from $511 million in the prior year. Net write-offs on commercial real estate portfolios in offices outside the U.S. were $124 million in 1993, compared with $421 million in 1992 (including $173 million of write-offs of real estate-related loans which are reported in losses on Other Commercial Loans and Leases in the table on page
35). Substantially all of the 1993 net commercial real estate write-offs were in Canada, while 1992 also included net write-offs on the U.K. portfolio.

  Net write-offs in the remainder of the portfolio aggregated $85 million, down from $90 million in 1992. The net credit loss ratio for the commercial portfolio in offices outside the U.S., excluding the refinancing portfolio, was approximately 0.65% in 1993 and is currently expected to remain below the loss ratios on U.S. commercial loans over the next 12 to 18 months; however, since economic conditions remain weak in certain markets, further increases in credit reserves are possible.

Leveraged Acquisition Finance Exposures

In Billions of Dollars at Year End       1993                       1992
                                         ----                       ----
                                       Unused                     Unused
                                  Commitments                Commitments
                                          and                        and
                                   Contingent                 Contingent
                Outstandings      Liabilities   Outstandings Liabilities
                ------------      -----------   ------------ -----------
Senior Creditor
 Exposure:
U.S.                    $1.5             $0.7             $2.4      $0.8
Outside the U.S.         0.2              0.1              0.3       0.2
                        ----             ----             ----      ----
                        $1.7             $0.8             $2.7      $1.0
                        ----             ----             ----      ----
Other(1)                $1.1             $0.1             $1.0      $0.2
Cash-Basis Loans(2)     $0.2                              $0.6
                        ====             ====             ====      ====

(1) Includes subordinated lending and venture capital transactions.
(2) Cash-basis loans are included in outstandings.

Cash-Basis and Renegotiated Commercial Loans


In Millions of Dollars
at Year End                    1993     1992     1991     1990     1989
                               ----     ----     ----     ----     ----
Cash-Basis Loans:
North America Commercial
 Real Estate                   $1,719   $2,734   $2,959   $2,657   $1,122
Global Finance                    755    1,388    2,669    2,480    1,598
                               ------   ------   ------   ------   ------
 Total                         $2,474   $4,122   $5,628   $5,137   $2,720

Cross-Border Refinancing(1)     1,041    1,302    1,734    3,460    4,461
                               ------   ------   ------   ------   ------
Total Cash-Basis Commercial
 Loans                         $3,515   $5,424   $7,362   $8,597   $7,181
                               ======   ======   ======   ======   ======
Renegotiated Loans(2)          $  708   $  323   $   84   $   42   $   61

(1) Represents cross-border cash-basis loans and also includes cash-basis bank placements in Brazil of $467 million at December 31, 1993; $542 million at December 31, 1992; $534 million at December 31, 1991; $1,201 million at December 31, 1990; and $1,347 million at December 31, 1989.

(2) At December 31, 1993 and 1992, renegotiated loans exclude cross-border outstandings of $130 million to Nigeria and $38 million to the Philippines, both of which were renegotiated pursuant to Brady-type commercial bank debt agreements completed in 1992.


  When it is determined as a result of evaluation procedures that the payment of interest or principal on a commercial loan is doubtful of collection, the loan is placed on a cash (non-accrual) basis. Where interest or principal is past due for 90 days or more, the loan is placed on a cash basis except where the loan is well secured and in the process of collection. Any interest accrued on a loan placed on cash basis is reversed and charged against current earnings. Interest on cash-basis loans is thereafter included in earnings only to the extent actually received in cash. Where there is doubt regarding the ultimate collectibility of the loan principal, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the recorded investment in the loan. Cash-basis loans are returned to accrual status when all contractual principal and interest payments are reasonably assured of repayment and there is a sustained period of repayment performance in accordance with contractual terms. Renegotiated loans are those loans where a concession has been granted as a result of the borrower's inability to meet the original terms.

  Total cash-basis commercial loans at December 31, 1993 were $3.5 billion, down $1.9 billion from $5.4 billion at the end of 1992. Cash-basis loans in the refinancing portfolio were $1.0 billion (including $0.9 billion in Brazil), down $0.3 billion from $1.3 bil-lion at year-end 1992, reflecting country write-offs, principally in Brazil, and other actions taken to restructure the refinancing portfolio.

  Total cash-basis commercial loans, excluding those in the refinancing portfolio, were $2.5 billion at December 31, 1993, down $1.6 billion from $4.1 billion at the end of 1992. The decline in the year included transfers to accrual and repayments of $2.1 billion and transfers to OREO of $0.7 billion as well as write-offs. The inflow of new cash-basis loans remained at high levels, aggregating $1.8 billion in 1993, but down sharply from $4.1 billion in 1992.

  North America Commercial Real Estate cash-basis loans decreased to $1.7 billion at December 31, 1993, from $2.7 billion at the prior year end. This decrease reflected transfers to OREO and write-offs, as well as $1.2 billion of returns to accrual and repayments. Inflows to cash basis were $1.2 billion, down sharply from $3.0 billion in 1992, with inflows decreasing in each successive quarter of 1993.

  Global Finance cash-basis loans decreased $0.6 billion, or 46%, to $0.8 billion at year-end 1993. The decline in the year was principally due to repayments and loans returned to accrual status.

  At December 31, 1993, approximately $0.9 billion of Citicorp's commercial cash-basis loans, excluding those in the refinancing portfolio, were either current or overdue by less than 90 days with regard to interest and principal.

  Renegotiated loans increased from $323 million at the end of 1992 to $708 million in 1993 primarily reflecting restructuring activity in the North America Commercial Real Estate portfolio. Approximately $325 million of these loans are at market interest rates.

  Commercial OREO, in the North America Commercial Real Estate and Global Finance portfolios, was $2.8 billion at the end of 1993, down from $3.5 billion a year earlier.

  Although the U.S. economy has shown some signs of improvement, a weak economic environment persists in many sectors of the North American and European economies. As a result, the level of cash-basis loans and OREO is expected to remain relatively high in 1994. Also see the discussion of the commercial real estate portfolio which follows. Refer also to the table of cash-basis, renegotiated, and past due loans on page 92.

Cash-Basis Commercial Loans Activity(1)

In Billions of Dollars          1993    1992
- ----------------------         -----   -----
Beginning Balance              $ 4.1   $ 5.6
Payments/Loans Returned to
 Accrual Status                 (2.1)   (2.0)
New Cash-Basis Loans             1.8     4.1
Other(2)                        (1.3)   (3.6)
                               -----   -----
Ending Balance                 $ 2.5   $ 4.1
                               =====   =====

(1) Excludes cash-basis cross-border refinancing loans.
(2) Includes write-offs and transfers to OREO.

COMMERCIAL REAL ESTATE

North America Commercial Real Estate

The North America Commercial Real Estate portfolio comprises relationships managed by the commercial real estate divisions in the U.S. and Canada. Citicorp manages the risks associated with the real estate portfolio through a variety of risk management processes which are described in this section and on pages 32 and 33.

North America Commercial Real Estate Portfolio Summary

In Billions of Dollars at Year End      1993     1992
- ----------------------------------    ------   ------
Loans(1)                              $  5.8   $  7.2
Renegotiated Loans                       0.6      0.3
Cash-Basis Loans                         1.7      2.7
                                      ------   ------
 Total Loans                          $  8.1   $ 10.2
OREO(2)                                  2.3      2.9
                                      ------   ------
 Total Loans and OREO                 $ 10.4   $ 13.1
                                      ------   ------
Unfunded Commitments                  $  0.8   $  1.3
Letters of Credit                        1.9      2.2
Other                                    0.5      0.4
                                      ------   ------
Total Exposure                        $ 13.6   $ 17.0
                                      ======   ======
In Millions of Dollars for the Year
Net Write-offs(3)                     $  431   $1,146
Net OREO Write-downs                     257      255
                                      ------   ------

(1) Excludes renegotiated and cash-basis loans.
(2) Includes in-substance foreclosures of $1.3 billion in 1993 and $1.6 billion in 1992.
(3) Includes net write-offs of real estate-related loans of $24 million in 1993 and $296 million in 1992.

  Total North America Commercial Real Estate exposure of $13.6 billion at year-end 1993 was down $3.4 billion, or 20%, from 1992 and approximately 50% from the $26.5 billion of peak exposure at year-end 1989. Citicorp continues to actively reduce its exposure through a series of initiatives, which have resulted in paydowns, write-offs and write-downs and negotiated reductions in unfunded commitments. In addition, $0.6 billion of asset sales were completed in 1993, up from $0.3 billion in 1992.

  Citicorp's strategy for the North America Commercial Real Estate portfolio is one of active remedial management to maximize the long term value and recoverability of the assets. The principal focus continues to be the restructuring and repayment of existing loans together with optimizing returns on OREO assets. Citicorp's real estate professionals have expertise in real estate-related corporate debt restructurings, cash-basis and troubled loan work-outs, asset sales, asset management and appraisals. Remedial management strategies are developed for each loan or OREO property and are constantly monitored and adjusted as conditions change through an extensive, ongoing portfolio management process. The focus of OREO management is to increase value and reduce marketing periods through such measures as ensuring that properly qualified management and other building agents are in place, improving revenue streams through active lease negotiations and controlling operating expenses.

  Cash-basis loans of $1.7 billion at December 31, 1993 were down from $2.7 billion a year ago, while OREO also decreased to $2.3 billion from $2.9 billion at year-end 1992. Approximately $0.8 billion of the $1.7 billion of cash-basis loans at year end were contractually past due less than 90 days as to interest and principal (including $0.3 billion of construction and self-funded loans) but were classified as cash basis because of uncertainty regarding future cash flows. As noted in the following table, cash receipts (including amounts applied to principal), on average cash-basis loans and OREO in 1993 were $222 million.

  Renegotiated loans were $589 million at December 31, 1993, up $312 million from 1992. Renegotiated loans are those loans where a concession has been granted as a result of the borrower's inability to meet the original terms. The concession may include forgiveness (outright or contingent) of principal or interest or a reduced rate of interest. The effective interest rate on approximately $270 million of these loans are at a market rate and, therefore, these loans may be transferred to full performing status in 1994. The annualized rate on the remaining loans which are expected to remain in renegotiated loans approximated 5.4% at December 31, 1993. The level of renegotiated loans may increase as a result of ongoing restructuring activities.


Cash Flows
                                                                           1993
                                 ----------------------------------------------
                                         Average
                                        Carrying              Cash         Cash
In Millions of Dollars                     Value             Flows    Yield (%)
                                 ---------------   ---------------   ----------
Cash-Basis Loans:(1)
 Yields Over 3%                  $         1,616   $           110         6.8%
 Yields Under 3%                             269                 6         2.2%
 No Payments Received                        500                 -           -
                                 ---------------   ---------------
 Total                           $         2,385   $           116         4.9%
                                 ---------------   ---------------
In-Substance Foreclosures(1):
 Yields Over 3%                  $           759   $            59         7.8%
 Yields Under 3%                             170                 2         1.2%
 No Payments Received                        555                 -           -
                                 ---------------   ---------------
 Total                           $         1,484   $            61         4.1%
                                 ---------------   ---------------
OREO:(2)                         $         1,251
 Revenues                                                      197        15.7%
 Expenses                                                     (152)      (12.1)%
                                                   ---------------
 Net                                                            45         3.6%
                                 ---------------   ---------------
Total Cash-Basis Loans and OREO  $         5,120   $           222         4.3%
                                 ===============   ===============   ==========

(1) Cash flows represent cash interest payments received, of which $118 million were applied as a reduction of principal ($80 million for cash-basis loans and $38 million for in-substance foreclosures).
(2) Excluding in-substance foreclosures and associated cash flows.

North America Commercial Real Estate Cash-Basis Loans Activity

In Millions of Dollars                1993      1992
                                   -------   -------
Beginning Balance                  $ 2,734   $ 2,959
New Cash-Basis Loans                 1,179     2,977
Write-offs(1)                         (365)     (894)
Loans Returned to Accrual Status      (738)     (631)
Payments and Other                    (441)     (320)
Transfers to OREO                     (650)   (1,357)
                                   -------   -------
Ending Balance                     $ 1,719   $ 2,734
                                   =======   =======

(1) Represents gross write-offs, before recoveries, and excludes write-offs on OREO, letters of credit and swaps.

  The level of new cash-basis loans as well as transfers to OREO in 1993 declined significantly from those experienced in 1992. Payments and loans returned to accrual status reflect the result of ongoing workout initiatives.

North America Commercial Real Estate OREO Activity

In Millions of Dollars        1993     1992
                             ------   ------
Beginning Balance            $2,898   $2,070
New OREO                        667    1,641
Write-downs(1)                 (339)    (459)
Sales, Paydowns and Other(2)   (894)    (354)
                             ------   ------
Ending Balance               $2,332   $2,898
                             ======   ======

(1) Includes gross write-offs on assets generally taken within 90 days of their transfer to OREO.
(2) Includes in-substance foreclosures returned to accrual loan status of $227 million in 1993 and $58 million in 1992.

  The OREO portfolio, which reflects the estimated fair value of the underlying properties, includes both property to which Citicorp has taken title as well as in-substance foreclosures ($1.3 billion at December 31, 1993) where Citicorp does not have ownership of the property and foreclosure has not occurred.
During 1993, Citicorp sold OREO properties totalling approximately $500 million.

  Unfunded commitments of $0.8 billion at December 31, 1993, were down $0.5 billion from a year ago. These commitments are concentrated in the office (37%) and residential (19%) markets. Office commitments represent obligations to fund property stabilization and lease-up costs. Residential commitments represent aggregate commitments to fund construction costs over the life of the various projects. Generally, pre-determined contractual criteria have limited maximum outstanding loans at any one time to amounts substantially less than the aggregate obligation. At December 31, 1993, $0.3 billion of commitments related to borrowers experiencing financial difficulties, down from $0.5 billion at December 31, 1992.

  Citicorp also provides standby letters of credit, the majority of which back stop tax-exempt multi-family housing bonds secured by residential properties. Approximately $0.7 billion of the $1.9 billion of outstanding letters of credit at December 31, 1993 related to projects where debt service is continuing but the loan to value ratios have deteriorated below target levels and/or letter of credit fees are not being paid.

  The North America Commercial Real Estate portfolio is diversified by both project type and location with exposures in the office, residential and retail sectors comprising 37%, 23% and 20%, respectively. Geographically, the largest regions are the West (including California) at 32% and Mid-Atlantic (including New York) at 18% at year end.

  The table on page 39 presents additional information related to the North America Commercial Real Estate portfolio. Exposures are categorized by location and project type based on the underlying collateral or source of repayment. Exposures which are collateralized by (or for which the source of repayment is from) properties in multiple locations are categorized geographically in "Multi-location and Other."

North America Commercial Real Estate Portfolio by Project by Region

                                                                                                                   12/31/93 12/31/92
In Millions of Dollars at Year End                    Office  Residential  Retail  Hotel   Land  Ind'l   Other(1)     Total    Total
                                                      ------  -----------  ------  ------  ----  -----   -----     -------- --------
New York             Loans                               254           76      64       1    33     --      24     $   452  $    407
                     Cash-Basis Loans                     80           10      26      10    --     --      15         141       144
                     OREO                                158           83      30      30    --     --      --         301       567
                     Letters of Credit and Other         156          108       8      --    --     --      29         301       350
                     Total Exposure                      648          277     128      41    33     --      68       1,195     1,468
                     ---------------------------      ------  -----------  ------  ------  ----  -----   -----     -------  --------
Other Mid-Atlantic   Loans                               192          182     253      29    12      5      24         697       881
                     Cash-Basis Loans                     68            1       2      20    41     --      --         132       210
                     OREO                                140            9       3      42    15      8       1         218       258
                     Letters of Credit and Other          10           16     118       1     3     --      12         160       184
                     Total Exposure                      410          208     376      92    71     13      37       1,207     1,533
                     ---------------------------      ------  -----------  ------  ------  ----  -----   -----     -------  --------
Midwest              Loans                               705           15     337      96     1     52       8       1,214     1,263
                     Cash-Basis Loans                    179            9      15      47     6     --      --         256       336
                     OREO                                159           37      20      12     6      5      --         239       320
                     Letters of Credit and Other          98          156      10      --    --     10       6         280       354
                     Total Exposure                    1,141          217     382     155    13     67      14       1,989     2,273
                     ---------------------------      ------  -----------  ------  ------  ----  -----   -----     -------  --------
New England          Loans                               148            2      --      19    --      3       5         177       108
                     Cash-Basis Loans                     33           --      14      --    --      2       1          50        48
                     OREO                                 79           15      --      --    38     --      --         132       247
                     Letters of Credit and Other          38           --      --      --    --      1      --          39        45
                     Total Exposure                      298           17      14      19    38      6       6         398       448
                     ---------------------------      ------  -----------  ------  ------  ----  -----   -----     -------  --------
Southeast            Loans                               218          160     155      69     3      3     143         751       817
                     Cash-Basis Loans                     --           20      47      16     4      8       1          96       327
                     OREO                                225          164      73       5    15      3       6         491       449
                     Letters of Credit and Other         110          346      15      --     2      8      51         532       657
                     Total Exposure                      553          690     290      90    24     22     201       1,870     2,250
                     ---------------------------      ------  -----------  ------  ------  ----  -----   -----     -------  --------
Southwest            Loans                               341           --      99      33     2     --       6         481       298
                     Cash-Basis Loans                     18           --       5      26    --     13      17          79       376
                     OREO                                 20            1      57       2    15     --      --          95       176
                     Letters of Credit and Other          15           --      --       3    --      1       6          25       174
                     Total Exposure                      394            1     161      64    17     14      29         680     1,024
                     ---------------------------      ------  -----------  ------  ------  ----  -----   -----     -------  --------
California           Loans                               279          247     339     228    27     97      29       1,246     1,518
                     Cash-Basis Loans                    187          165      44      14     6     53      18         487       528
                     OREO                                185           49     125      16    11     49      11         446       633
                     Letters of Credit and Other         132          704      20      13     1      2      95         967     1,157
                     Total Exposure                      783        1,165     528     271    45    201     153       3,146     3,836
                     ---------------------------      ------  -----------  ------  ------  ----  -----   -----     -------  --------
Other West           Loans                               255           68     230     127    --      2       3         685     1,043
                     Cash-Basis Loans                     38            1      16       9     6     --       2          72       176
                     OREO                                127            8      10      --    10     18      --         173       121
                     Letters of Credit and Other          16          135      20      --    --      7      16         194       322
                     Total Exposure                      436          212     276     136    16     27      21       1,124     1,662
                     ---------------------------      ------  -----------  ------  ------  ----  -----   -----     -------  --------
Canada               Loans                                72            8     173       6     5     --       8         272       642
                     Cash-Basis Loans                    129            6     127      --    18      6       7         293       330
                     OREO                                 67           42      46      --    13      2       1         171        72
                     Letters of Credit and Other          42            5      47      --     8     --     115         217       309
                     Total Exposure                      310           61     393       6    44      8     131         953     1,353
                     ---------------------------      ------  -----------  ------  ------  ----  -----   -----     -------  --------
Multi-Location
  and Other          Loans                                --           40     139      23    --     --     214         416       477
                     Cash-Basis Loans                     --           --      --      --    --      3     110         113       259
                     OREO                                 20           --      --      --    --     20      26          66        55
                     Letters of Credit and Other          --          194      61      --    --      1     139         395       369
                     Total Exposure                       20          234     200      23    --     24     489         990     1,160
                     ---------------------------      ======  ===========  ======  ======  ====  =====   =====     =======  ========
Total--
  Dec. 31,
  1993(2)(3)         Loans(4)                        $ 2,464     $    798  $ 1,789 $  631  $ 83   $162  $  464     $ 6,391
                     Cash-Basis Loans                    732          212      296    142    81     85     171       1,719
                     OREO                              1,180          408      364    107   123    105      45       2,332
                     Letters of Credit and Other         617        1,664      299     17    14     30     469       3,110
                     Total Exposure                    4,993        3,082    2,748    897   301    382   1,149      13,552
                     ---------------------------      ======  ===========  ======= ======  ====  =====   =====     =======
Total--
  Dec. 31,
  1992(2)(3)         Loans(4)                        $ 2,663     $  1,015  $ 2,262 $  723  $229   $217  $  345               $ 7,454
                     Cash-Basis Loans                  1,149          469      418    176    81    182     259                 2,734
                     OREO                              1,401          527      423    150   166     98     133                 2,898
                     Letters of Credit and Other         933        2,002      433     27    49     42     435                 3,921
                     Total Exposure                    6,146        4,013    3,536  1,076   525    539   1,172                17,007
                     ---------------------------      ======  ===========  ======= ======  ====  =====   =====              ========

(1) Includes working capital and multi-project loans.
(2) See page 40 for commercial real estate loans, cash-basis loans and write-offs related to the portfolio which is managed in Global Finance.
(3) Includes real estate-related loans of $0.2 billion in 1993 and $0.2 billion in 1992 of which $96 million in 1993 and $144 million in 1992 were on a cash basis. Also includes bankers acceptances (included in customers' acceptance liability) of $0.1 billion in 1993 and 1992 of which $7 million in 1992 were on a cash basis.
(4) Loans include $589 million of renegotiated loans in 1993 ($277 million in 1992) and exclude cash-basis loans.

  The following table details the distribution of net write-offs and net OREO write-downs in 1993 and 1992:

Net Write-Offs and Net OREO Write-Downs

In Millions of Dollars                                                   1993               1992
                                                                        -----              -----
                                                  Net OREO
By Region:               Net Write-Offs        Write-Downs              Total              Total
                         --------------        -----------              -----              -----
New York                           $ 39               $ 10               $ 49             $  349
Other Mid-Atlantic                   11                  8                 19                 95
Midwest                              21                 22                 43                112
New England                           1                 12                 13                 39
Southeast                            99                  9                108                135
Southwest                            16                 16                 32                 55
California                          107                159                266                190
Other West                           27                  7                 34                 47
Canada                              119                 10                129                 43
Multi-location/Other                 (9)                 4                 (5)               336
                                   ----               ----               ----             ------
  Total                            $431               $257               $688             $1,401
                                   ====               ====               ====             ======
                                                  Net OREO
By Project Type:         Net Write-Offs        Write-Downs              Total              Total
                         --------------        -----------              -----              -----
Office                             $218               $130               $348   $         $  540
Residential                          66                 28                 94                135
Retail                               74                 52                126                 96
Hotel                                 6                 13                 19                110
Land                                  9                 12                 21                 87
Industrial                           22                 12                 34                 27
Other(1)                             36                 10                 46                406
                                   ----               ----               ----             ------
  Total                            $431               $257               $688             $1,401
                                   ====               ====               ====             ======


(1) Includes real estate-related write-offs of $24 million in 1993 and $296 million in 1992.

  Net write-offs of $431 million in 1993 were down substantially from $1,146 million in 1992. Net OREO write-downs totaled $257 million in 1993 compared with $255 million in 1992.

  While cash-basis loans and OREO levels have declined, they are expected to remain at relatively high levels. Although there are some indications of improvement and increasing liquidity in certain commercial real estate markets, weak market conditions, particularly in California and Canada, and also in the office sector are expected to continue to adversely affect the portfolio. As a result, while credit costs and inflows to cash-basis loans declined in 1993, credit provisions (including net write-offs), net OREO write-downs and inflows to cash-basis loans could remain at relatively high levels in 1994, although down from the prior year.

Other

Citicorp also has $1.8 billion of commercial real estate loans in addition to those managed by Citicorp's U.S. and Canadian commercial real estate divisions. Substantially all of these loans are in offices outside of North America.

  Cash-basis commercial real estate loans in this portfolio were $87 million at year-end 1993, compared with $64 million a year earlier, while net write-offs totaled $2 million in 1993, down $205 million from 1992, which principally reflected the erosion of U.K. real estate values. Commercial OREO in this portfolio was $0.5 billion at December 31, 1993, compared with $0.6 billion at the end of 1992.

CROSS-BORDER REFINANCING PORTFOLIO

Citicorp has employed a strategic view of its relationship with refinancing countries based on its unique long-term local presence, commitments, and prospects in these countries. The continued progress made towards the settlement of Brazil's medium- and long-term commercial bank debt as well as overall economic progress made in Latin America during 1993, contributed to the improvement in Citicorp's refinancing portfolio during the year.

  At the end of 1993, Citicorp's cross-border and foreign currency outstandings in the refinancing portfolio included $2.9 billion of medium- and long-term loans and placements. In addition, Citicorp had $2.7 billion of trade and short-term claims, $1.5 billion of investments in and funding of its local franchises in these countries, and $0.2 billion of equity investments.

Cross-Border Claims on Third Parties(1)

In Billions of Dollars at Year End            1993   1992   1991
                                              ----   ----   ----
Medium- and Long-Term(2)(3)                   $2.9   $3.3   $3.6
Trade and Short-Term                           2.7    2.4    1.6
                                              ====   ====   ====

(1) Cross-border commitments amounted to $0.2 billion in the Philippines and $0.1 billion in Argentina at December 31, 1993. Commitments were not material in any other refinancing country. See page 41 for additional discussion relating to Brazil.

(2) Medium- and long-term claims at December 31, 1993 exclude outstandings of $130 million to Nigeria (market value of approximately $74 million) and $38 million to the Philippines (market value of approximately $31 million), both of which were renegotiated pursuant to Brady-type commercial bank debt agreements completed in 1992. Principal on the new outstandings is secured by zero coupon U.S. Treasury securities which will have a value at maturity equal to the principal amount of the renegotiated outstandings. The fair value of the collateral at December 31, 1993 was approximately $21 million for Nigeria and $8 million for the Philippines.

(3) Medium- and long-term claims at December 31, 1993 included $467 million of bank placements in Brazil.

  The $2.9 billion of medium- and long-term loans and placements in the refinancing portfolio at December 31, 1993 includes $0.9 billion in Brazil, $0.6 billion in Venezuela, $0.5 billion in South Africa, $0.4 billion in the Philippines and $0.3 billion in Uruguay, and $0.2 billion in the aggregate in 11 other countries.

  The amount of Citicorp's refinancing portfolio exposure on a cash basis was $1.0 billion, primarily in Brazil ($0.9 billion).

  The $2.7 billion of trade and short-term obligations at December 31, 1993 included $1.4 billion (including assets of $0.9 billion supported by local dollar deposits) in Argentina, $0.9 billion in Brazil and $0.1 billion each in the Philippines, Uruguay and Venezuela, as well as $0.1 billion in other refinancing countries.

  During 1993, the cross-border refinancing portfolio portion of the allowance was reduced by $62 million reflecting country write-offs of $194 million, primarily on Brazilian medium- and long-term outstandings, partially offset by $95 million of interest and principal payments applied as recoveries and net gains of $37 million on sales of loans with a par value of $168 million and book value of $52 million.

  At December 31, 1993, Brazil had cross-border and foreign currency outstandings exceeding 1% of total Citicorp assets and Argentina had cross-border and foreign currency outstandings between 0.75% and 1% of total Citicorp assets.

BRAZIL

As of December 31, 1993, Citicorp continued to carry substantially all of its $0.9 billion of medium- and long-term Brazilian outstandings on a cash basis. Interest payments on this debt had been suspended from June 1989 through the end of 1990. Beginning in January 1991, Brazil permitted full payment of interest on private sector debt (Citicorp's private sector debt has a face value of $134 million) and began paying 30% of interest due on public sector debt.

  During 1993, Brazil has been paying 50% of all interest amounts due on medium- and long-term public sector outstandings. In addition, Brazil paid an agreed upon additional 10% of interest due for the period January 1, 1992 to July 8, 1992 and made a retroactive increase from 30% to 50% related to interest due for the period July 9, 1992 through January 15, 1993.

  For 1993, contractual interest due on Citicorp's medium- and long-term outstandings to Brazil was $115 million, of which Citicorp has collected $66 million and recognized $40 million in interest income, with $26 million recorded as a recovery of country write-offs previously taken. In addition, Citicorp collected $37 million of interest related to prior year maturities and recognized $15 million of such payments as income with the balance recorded as a recovery. Further, Citicorp collected and recorded as income $36 million related to interest payments on 1989-90 Past Due Interest Bonds and $6 million in principal payments on debt where previous interest payments had been recorded as principal recoveries.

  In 1992, Brazil issued Past Due Interest Bonds covering interest due and unpaid for 1989 and 1990. The bonds mature in 2001 and bear interest payable semiannually at fixed interest rates ranging from 7-13/16% to 8-3/4% for the first three years and LIBOR + 13/16% thereafter. In addition to the $36 million of cash interest payments received on these bonds and recorded as income, during 1993 Citicorp sold $135 million face value (no carrying value) of these bonds for $107 million in cash. At December 31, 1993, the face value of the remaining bonds held by Citicorp was $229 million (no carrying value).

  Pursuant to agreements reached on arrangements for 1991-1993 interest, Citicorp expects that its share of the remaining unpaid interest for 1991, 1992 and 1993 will be settled through the issuance of a $294 million 12 year bond bearing interest at LIBOR + 13/16% (with a three year grace period as to principal).

  On July 9, 1992, the Government of Brazil and the Bank Advisory Committee reached an agreement in principle on a debt and debt service reduction package for the country's $34 billion of medium- and long-term foreign commercial bank debt.

  Under the agreement, Citicorp's share of the restructured amounts and terms thereof are as follows giving effect to the elections described below:

                                 Weighted-Average        Weighted-Average
In Millions of Dollars             Interest Rate          Year of Maturity
                              ---------------------      --------------------
Face              Book
Value             Value       Before(1)     After          Before        After
- ------          -------       ------     -----------       ------       ------
$1,212          $ 364           4.0%        0.875%         2003          2008
                                          Over LIBOR
   127             38           4.0%        0.875%         1996          2008
                                          Over LIBOR
    41             12           4.0%        0.875%         1997          2005
                                          Over LIBOR
 1,212            364           4.0%        0.8125%        2003          2006
                                          Over LIBOR(2)
   138             41           4.0%        0.875%         1996          2005
- ------          -----                     Over LIBOR
$2,730          $ 819
======          =====


(1) 4% rate commenced in 1992; had been LIBOR + 13/16% prior to 1992.

(2) During the first 6 years, interest will be at fixed rates ranging from 4% to 5%.

  On July 6, 1993, Citicorp advised Brazil of its intention to exchange $1.3 billion of this debt for Debt Conversion Bonds which will have a tenor of 18 years with a 10 year grace period on principal. In connection with the Debt Conversion Bonds, Citicorp will purchase $220 million of New Money Bonds, yielding LIBOR + 7/8% and having a tenor of 15 years with a 7 year grace period on principal and convert an existing $41 million 1988 Trade Facility agreement into a New Money Bond as well. $1.2 billion of debt will be exchanged for Front Loaded Interest Reduction Bonds (FLIRB's) with a maturity of 15 years and a 9 year grace period. Interest will increase from an initial 4% to 5% per annum over a six year period during which 12 months interest will be collateralized on a rolling basis. Thereafter, the instruments will yield LIBOR + 13/16% without interest collateral. Citicorp intends to exchange the remaining $138 million of this debt for $138 million of

Investment Feature Cruzeiro Bonds. These instruments are indexed to the U.S. Dollar and have terms similar to the New Money Bonds described above.

  Following the agreement in principle, a full term sheet was negotiated and approved by the Brazilian Senate on December 29, 1992, and the package submitted to the creditor banks. The agreement is expected to be executed by the end of the first half of 1994. Representatives of the Government of Brazil and creditors began signing the external-debt financing package on November 29, 1993 and to date creditors holding more than 96% of the eligible debt have signed. Upon becoming effective, the agreement would have generally positive future effects on Citicorp's earnings but the timing and amounts cannot yet be determined.

Changes in Outstandings in Brazil

In Millions of Dollars
Total Outstandings at December 31, 1992     $2,150
Short-Term Outstandings(1)
Net Change                                     405
Other Outstandings
Additional Outstandings                        118
Interest Income Accrued(2)                       2
Collections of Principal                       (61)
Collections of Accrued Interest(2)              (3)
Country Write-off                             (154)
Other Changes                                 (106)
                                            ------
Total Outstandings at December 31, 1993(3)  $2,351
                                            ======

(1) Includes trade credits and interbank deposits with original maturities of one year or less.
(2) In 1993, total interest on cross-border and foreign currency outstandings included in income was $155 million.
(3) Includes short-term outstandings of $0.9 billion in Brazil.

THE MARKET RISK MANAGEMENT PROCESS

Citicorp assumes and manages market risk, which is a generic term for two closely linked risks--liquidity and price risk. Both are fundamental to the business of a financial intermediary. Liquidity risk is the risk that an entity will be unable to meet a financial commitment to a customer, creditor, or investor in any location, in any currency, when due. Price risk is the risk to earnings that arises from changes in interest rates, market prices, foreign exchange rates, and from market volatility.

  The Market Risk Policy Committee serves an oversight role in the management of all market risks. The committee is part of an ongoing effort to ensure that Citicorp's policies, processes, and technologies adapt to the changing nature of market risk in an efficient and timely manner and that market exposures are adequately and appropriately controlled. The Market Risk Policy Committee is a group of Citicorp's most senior market risk professionals, chaired by the Corporate Treasurer, that establishes and oversees corporate market risk policies and standards to serve as a check and balance in the business risk management process. The corporate oversight role of the committee with respect to market risk is similar to that of the Credit Policy Committee with respect to credit risk.

  Within Citicorp, business and corporate oversight groups have well-defined market risk management responsibilities. Within each business, a process is in place to control market risk exposure. Management of this process begins with the professionals nearest to Citicorp's customers, products, and markets, and extends up to the senior executives who manage these businesses and to country Asset/Liability Management Committees. Market risk positions are controlled by limits on exposure based on the size and nature of a business. Risk limits are approved by the Finance Committee, which is composed of the Management Committee, the Corporate Treasurer and the Managing Director Corporate Finance and overseen by the Market Risk Policy Committee. Periodic reviews are conducted by Corporate Audit to ensure compliance with institutional policies and procedures for the assessment, management, and control of market risk.

LIQUIDITY MANAGEMENT

Citicorp defines adequate liquidity as having funds available at all times to meet fully and promptly all maturing liabilities, including demand deposits and off-balance sheet commitments, in accordance with their terms. One economic function performed by financial intermediaries is to assume liquidity risk by intermediating markets and accepting deposits for terms different from those for which they lend funds. Successful liquidity management is essential to the ability of a bank or bank holding company to fulfill one of its prime economic functions. Effective liquidity management is critical to maintaining market confidence, attaining the flexibility necessary to capitalize on opportunities for business expansion, and protecting the corporation's capital base.

  Within Citicorp, the liquidity of each business and legal entity is managed through a well-defined process to ensure that all funding requirements will be met properly. This process includes liquidity exposure limits and global and local contingency funding plans.

  Proactive and prudent liquidity management requires a stable and diversified funding structure. To this end, Citicorp's liquidity strategy is to source the greater part of its funding through customer relationships and to draw funds from all major markets worldwide. As illustrated in the chart which follows, Citicorp has adhered to this strategy over the years and has attained a diversified and stable mix of funds.

Graph of Citicorp Liquidity and Funding Structure (See Appendix I, Item 12)

  Deposits are sourced globally from consumers, corporations, institutions, and professional investors. Total deposits were $145.1 billion, or 67% of total funding, at year-end 1993, up from $144.2 billion, or 68% of total funding, at year-end 1992.

  The stability of Citicorp's funding is greatly enhanced by its consumer deposit base. Consumer deposits tend to be small in size, and diversified across a large base of individuals. Citicorp sources consumer deposits through its retail branch systems and private bank network in countries around the world. Consumer deposits are the largest component in Citicorp's funding structure, accounting for 42% of total liabilities and equity.

Total Deposits


In Billions of Dollars at Year End     1993                       1992(1)
                                     ------                     ------

                           Outside                    Outside
                     U.S. the U.S.    Total     U.S. the U.S.    Total
                   ------ --------   ------   ------ --------   ------
Global
  Consumer(2)      $ 43.1   $ 48.9   $ 92.0   $ 47.6   $ 45.5   $ 93.1
Global
  Finance(3)          8.7     44.4     53.1     10.1     41.0     51.1
                   ------   ------   ------   ------   ------   ------
Total              $ 51.8   $ 93.3   $145.1   $ 57.7   $ 86.5   $144.2
                   ======   ======   ======   ======   ======   ======

(1) Reclassified to conform to current year's presentation.
(2) Deposits accepted from consumers and small businesses, primarily through branch relationships.
(3) Deposits accepted primarily from corporate customers.

  At year-end 1993, total Global Consumer deposits were $92.0 billion, compared with $93.1 billion at year-end 1992. Consumer deposits in the United States declined $4.5 billion in 1993. Of that amount, $2.0 billion is due to the reduction in deposit liabilities pursuant to the sale of certain assets and liabilities of Citibank (Arizona) while the remainder reflects the low interest rate environment in the U.S. which has motivated changes in consumers' asset allocations. Consumer deposits outside the U.S. grew to $48.9 billion at year-end 1993 from $45.5 billion a year earlier reflecting continued growth of the consumer business in non-U.S. markets. Total Global Finance deposits of $53.1 billion were up $2.0 billion from $51.1 billion at year-end 1992.

  Citicorp's long-term debt is, by virtue of its maturity profile, also an important source of funding stability. Parent Company and subsidiary long-term debt outstanding at the end of 1993 (including subordinated capital notes and redeemable preferred stock) amounted to $18.2 billion, down $2.0 billion from year-end 1992. The long-term debt portfolio is diversified across markets, currencies, lenders, maturities, and instruments.

  Parent Company debt issuance in 1993 with a maturity of one year or longer totaled $3.9 billion, including $1.0 billion issued under the medium-term note issuance program. Under this program, Citicorp issues small denomination notes to a wide investor base thereby enhancing the liquidity profile of the long-term funding portfolio. The proceeds of these obligations are provided to subsidiaries both as equity investments and advances or are invested in liquid securities. Citicorp (Parent Company) derives revenues through interest payments and dividends on its subsidiary advances and investments and from earnings on its liquid-asset portfolio. These revenues are used to defray the Parent Company's operating expenses, service its debt, and pay dividends to holders of its preferred shares. Dividend payments on Citicorp's common stock were suspended by its Board of Directors on October 15, 1991.

  Citicorp also securitizes assets and sells loans to enhance liquidity and to provide access to new markets that are particularly important in supporting new business growth. Citicorp is a market leader in asset securitization. In 1993, asset securitization activity totaled $7.9 billion, including $5.0 billion of U.S. mortgages, $2.5 billion of credit card receivables, and $0.4 billion of other assets. As securitized credit card receivables transactions amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. In 1994, $3.7 billion of credit card receivables which were previously securitized are scheduled to amortize. Over time, the increase in securitization activities has made the subsidiaries less reliant on Parent Company funding.

  With the long-term growth in deposits and securitization, Citicorp's dependence on short-term funding has been declining steadily over the past several years. At year-end 1993, short-term funding decreased to $16.8 billion from $18.1 billion at year-end 1992, and remained only 8% of total funding.

  Citicorp's overall liquidity strategy relies primarily on the asset securitization and funding management programs set forth above. In addition, businesses within Citicorp are subject to limits on their liquidity exposures. Management also prepares a contingency funding plan which evaluates the ability of Citicorp and its subsidiaries to withstand reduced access to funding markets for extended periods.

MANAGEMENT OF PRICE RISK EXPOSURE

Price risk exposure is the sensitivity of earnings to changes in interest rates, foreign exchange rates, and market volatilities. This exposure arises in the normal course of business of a global financial intermediary.

  Citicorp has established procedures for managing price risk within its business units worldwide. Decentralization is the essential organizational principle for managing price risk. It is balanced by strong centralized controls exercised by corporate oversight bodies. The level of price risk assumed by a business is based on its objectives and earnings, its capacity to manage risk, and by the sophistication of its local markets. The nature of the price risk assumed by a business varies according to the services it provides and the customers it serves. Limits are established for each major category of risk, monitored and managed by the businesses, and reviewed periodically at the corporate level.

  Citicorp uses a price risk management process based on market factors that accommodates the diversity of balance sheet and derivative product exposures. This process provides meaningful measures of aggregate risk for Citicorp's various businesses using their exposure management systems. The market factor approach identifies the variables that cause a change in the value of a financial instrument, including the term structure of interest rates, foreign exchange rates, securities and commodities prices and their volatilities. Price risk is then measured using either the earnings at risk method, which is applied to the non-trading portfolios or the potential loss amount method, which is applied to the trading portfolios.

  Earnings at risk measures the potential earnings impact on the non-trading portfolios of a specified movement in interest rates for a given time period. The earnings at risk for each currency is calculated by multiplying the gap between interest sensitive items, including assets, liabilities, derivative instruments and other off-balance sheet positions, by the specified rate movement, and then taking into account the impact of options, both explicit and embedded. The specific rate movements are statistically derived from a two standard deviation movement. As part of the annual planning process, limits are set for earnings at risk on a group, country and total Citicorp basis, with exposures reviewed on a monthly basis by the Finance Committee in relation to limits and the current interest rate environment.

  The potential earnings effect of market rate movements is managed by modifying the asset and liability mix, either directly or through the use of derivative instruments. These include interest rate swaps which are either designated and effective as hedges or designated and effective in modifying the interest rate characteristics of specified assets or liabilities.

  As a price risk management tool, the Finance Committee limits the earnings at risk for the next twelve months to a percentage of forecast earnings over the same period. During 1993, this U.S. dollar earnings at risk as a percentage of rolling four quarter forecast earnings on a pre-tax basis ranged from 2% to 6%. In 1992, these measures ranged from 2% to 10%. Earnings at risk in other currencies were also created at significantly lower levels. The level of exposure taken is based on the market environment and will vary from period to period based on rate and economic expectations.

  Citicorp's trading portfolios are managed to support customer needs as well as to take advantage of short-term market opportunities. The trading portfolios include a significant volume of derivative instruments, including interest rate and cross-currency swaps and option instruments. As part of the price risk management process, exposures in Citicorp's trading portfolios, including derivative instruments, are revalued to market with gains and losses reflected in current earnings. The price risk of the trading portfolios is measured using the potential loss amount method, which estimates the sensitivity of the value of the trading positions to changes in the various market factors such as interest and foreign exchange rates, over the period necessary to close the position (generally one day). The method considers the probability of movements of these market factors (as derived from a two standard deviation movement), adjusted for correlation among them.

  Citicorp's trading businesses create exposure in a wide number of markets on a worldwide basis. The trading portfolios are subject to a well-defined series of potential loss amount exposure limits, which are approved by the Finance Committee on an annual basis. The daily price risk process monitors exposures against limits and triggers specific management actions to ensure that the potential impact on earnings, due to the many dimensions of price risk, is controlled within acceptable limits.

  The Finance Committee reviews potential loss amount exposures on a monthly basis. During 1993, the potential earnings at risk related to the trading portfolios as a percentage of rolling four quarter forecast earnings on a pre-tax basis ranged from 2% to 3%. The level of exposure created is a factor of the market environment and expectations of future price and market movements, and will vary from period to period.

DERIVATIVE AND FOREIGN EXCHANGE ACTIVITIES

Derivative and foreign exchange products have become important risk management tools for our customers and for Citicorp. These contracts typically take the form of futures, forward, swap and option contracts, and derive their value from underlying interest rate, foreign exchange, commodity, or equity instruments. They are subject to the same types of liquidity, price, credit and operational risks as other financial instruments, and Citicorp manages these risks in a consistent manner.

  As a dealer, Citicorp offers derivative and foreign exchange instruments to customers, separately or with other products, to help them to manage their risk profile, and also trades for Citicorp's own account. In addition, Citicorp employs derivative and foreign exchange contracts among other instruments as an end-user in connection with its risk management activities. Monitoring procedures entail objective measurement systems, well-defined market and credit risk limits at appropriate control levels, and timely reports to line and senior management according to prescribed policies.

  Citicorp manages its credit exposure on derivative and foreign exchange instruments through the same credit approvals, limits and monitoring procedures it uses for other credit transactions. Citicorp's Credit Transaction approach, as discussed on pages 32 and 33, determines appropriate limits on the aggregate credit extension to an individual customer relationship, including the credit exposure related to these instruments. The total credit exposure for these instruments is calculated as the sum of (1) the current replacement cost of the instrument and (2) the potential future exposure.

  Since the total credit exposure is included within the aggregate customer exposure amounts, the credit risk related to derivative and foreign exchange contracts is considered in assessing the overall adequacy of the allowance for credit losses. Credit risk on these transactions is also incorporated into the risk-based capital framework for measuring capital adequacy. Gross credit related losses on derivative contracts were $20 million in 1993, $94 million in 1992, and $33 million in 1991, with the 1992 amount principally reflecting losses related to the North America Commercial Real Estate portfolio. Approximately 95% of Citicorp's total credit exposure on derivative and foreign exchange contracts relates to counterparties that are rated investment grade.

  Notional principal amounts are frequently used as indicators of business activity. Notional principal amounts are not necessarily exchanged, but serve as a point of reference for calculating payments. Notional principal amounts do not reflect balances subject to credit or market risk, nor do they reflect the extent to which positions offset one another. As a result, they do not represent the much smaller amounts that are actually subject to risk in these transactions. Gross unrealized gains represent the amount of loss that Citicorp would suffer if every counterparty to which Citicorp was exposed were to default at once (i.e., the cost of replacing these contracts), and they do not represent actual or expected loss amounts. The following table presents the aggregate notional principal amounts of Citicorp's outstanding derivative and foreign exchange contracts at December 31, 1993 and 1992, along with the gross aggregate unrealized gains. The table includes all contracts with third parties, including both dealer and end-user positions.

Total Derivative and Foreign Exchange Contracts
                                                                           Gross
                                                   Notional             Unrealized
                                                  Principal              Gains(1)
In Billions of Dollars at Year End              1993      1992        1993      1992
                                                ----      ----        ----      ----
Interest Rate Products
 Futures Contracts                            $195.6    $ 91.2        $   -     $  -
 Forward Contracts                             227.1     162.0          0.2      0.2
 Swap Agreements                               244.3     217.0          6.8      5.2
 Purchased Options                             103.9      79.9          1.5      0.8
 Written Options                                87.5      61.3            -        -
Foreign Exchange Products
 Futures Contracts                               0.1       0.1            -        -
 Forward Contracts                             976.4     788.1         11.4     19.7
 Cross-Currency Swap Agreements                 31.7      37.6          1.7      2.0
 Purchased Options                              44.0      43.1          1.1      1.6
 Written Options                                43.7      41.1            -        -
Commodity and Equity Products                   20.7      17.5          0.8       NA
                                                                     ------   ------
                                                                     $ 23.5   $ 29.5
                                                                     ======   ======

NA  Not available.

(1) Amounts are presented before the effects of master netting agreements, which mitigate credit risk by permitting the offset of amounts due from and to individual counterparties in the event of counterparty default. Master netting agreements in place would reduce gross unrealized gains by approximately $4.8 billion as of December 31, 1993 (1992 amount not available). There are no unrealized gains for futures contracts because they settle daily in cash, and none for written options because they represent obligations (rather than assets) of Citicorp.

  The increases in notional principal amounts from 1992 to 1993 reflect higher volumes of trading activity, principally relating to interest rate products in Europe and North America. The decrease in gross unrealized gains on foreign exchange products from 1992 to 1993 is attributable to the high market volatility in the latter half of 1992 associated with significant devaluations in major European currencies. While 1993 has also been marked by periods of high volatility, it was concentrated earlier in the year. As a result, gross unrealized gains at December 31, 1993 were lower than at December 31, 1992.

  Citicorp's management of its derivative and foreign exchange activities, including the related accounting and operational controls, is tailored to its dealer and end-user activities.

Dealer Activities

Derivative and foreign exchange transactions are an integral part of Citicorp's dealing and trading activities. Citicorp's dealer activities in derivatives and foreign exchange contracts include a customer-focused Global Derivatives business as well as trading for Citicorp's own account in various locations around the world.

  A comprehensive risk management process, as described in the above section on the Management of Price Risk Exposure, monitors Citicorp's overall exposure to market risk in its trading portfolios. The exposures created by derivative instruments are measured and limited within this process, and are subject to the potential loss amount limits. These limits are determined in part based on historical and forecasted volatility of each traded instrument.

  The following table provides a maturity profile of the interest rate and foreign exchange contracts in Citicorp's trading portfolio, based upon total credit exposure:

Maturity Profile of Interest Rate and Foreign Exchange Contracts


                                          Interest         Foreign
                                              Rate        Exchange
Percentage as of December 31, 1993       Contracts       Contracts
                                         ---------       ---------
Time to Maturity
Less than 3 months                               5%             39%
3 to 6 months                                    4%             23%
6 to 12 months                                   8%             25%
1 year to 3 years                               37%             10%
3 to 5 years                                    29%              2%
5 to 8 years                                    13%              1%
More than 8 years                                4%              -


  More than half of Citicorp's credit exposure on interest rate contracts has a maturity of less than three years, and less than 20% is longer than five years. Exposure on foreign exchange contracts has a shorter tenor, with over 60% maturing within 6 months and more than 95% within three years.

  Citicorp's dealing activities are managed on a market value basis, which recognizes in earnings the gains or losses resulting from changes in market rates. For other than short-term derivative and foreign exchange contracts, Citicorp defers, at the inception of each contract, an appropriate portion of the initial market value attributable to ongoing costs such as servicing and operational activities. This amount is amortized into trading account or foreign exchange revenue over the life of the contract. Information regarding derivative and foreign exchange trading revenues can be found on pages 50 and 51.

End-User Activities

Citicorp uses derivatives and other instruments, primarily interest rate products, as part of its own management of asset and liability positions. Derivatives are used to manage interest rate risk relating to specified groups of assets and liabilities, including commercial loans, credit card receivables, residential mortgages, deposit liabilities and other funding positions. Derivatives are also employed at the Corporate level to manage risk associated with long-term debt and other specified assets and liabilities. In addition, foreign exchange contracts are used to hedge net capital exposures and foreign exchange transactions.

  Risk management activities employ interest rate swaps and other derivatives that are designated and effective as hedges, as well as swaps that are designated and effective in modifying the interest rate characteristics of specified assets or liabilities. These contracts are accounted for in a manner consistent with the related assets or liabilities. Revenues and expenses related to these agreements are generally included in net interest revenue over the lives of the agreements on an accrual basis, and realized gains and losses are deferred and amortized including those related to terminated contracts.

  The majority of derivative positions used in Citicorp's asset and liability management activities are established via intercompany transactions with independently managed Citicorp dealer units, with the dealer acting as a "conduit" to the marketplace. As of December 31, 1993, the notional principal amounts of Citicorp's end-user positions and their approximate maturities were as follows. Contract maturities are related to the underlying risk management strategies.

End-User Interest Rate and Foreign Exchange Contracts(1)

                                                       Percentage Maturing
                                                  ------------------------------
                                        Notional             One to       After
In Billions of Dollars                 Principal    Within     Five        Five
at December 31, 1993                      Amount  One Year    Years       Years
                                       ---------  --------   ------       -----
Interest Rate Products
Futures Contracts                      $   12.5         80%      20%         --
Forward Contracts                           7.9        100%      --          --
Swap Agreements                            60.1         23%      62          15%
Option Contracts                           34.0         53%       3%          9%
Foreign Exchange Products
Futures and Forward Contracts              15.1        100%      --          --
Cross-Currency Swap Agreements              1.9         37%      36%         27%


(1) Includes third-party and intercompany contracts.

  End-user derivative positions are integral components of Citicorp's designated asset and liability management activities. These activities are managed on a comprehensive basis, and are subject to the overall earnings at risk measures and limits described above. Derivatives provide an additional tool for accomplishing risk management objectives, but these same objectives could alternatively be accomplished using other financial instruments. Therefore Citicorp does not believe it is meaningful to separately analyze the derivatives component of its risk management activities in isolation from related positions.

  The estimated fair values of contracts used to hedge or modify Citicorp's risk are provided in the table below. These amounts will fluctuate over time and be recognized as adjustments to the yields on the associated assets and liabilities. As noted above, these derivatives are integral components of Citicorp's asset and liability management activities. These fair value amounts should not be viewed in isolation, but rather in the context of the overall fair value disclosures provided in Note 1 to the Financial Statements.

Fair Value of End-User Interest Rate and Foreign Exchange Contracts(1)

In Billions of Dollars at Year End                   1993            1992
                                                     ----            ----
Contracts associated with:
Loans                                               $ 0.3           $ 0.1
Other Financial Assets                                 -             (0.1)
Interest-bearing Deposits                             0.4             0.3
Other Financial Liabilities                           0.1            (0.1)
Long-term Debt                                        0.3             0.2
                                                    -----           -----
Total                                               $ 1.1           $ 0.4
                                                    =====           =====


(1) Represents unrecognized fair value amounts related to end-user contracts.

CAPITAL ANALYSIS

Citicorp is subject to risk-based capital guidelines issued by the Federal Reserve Board. These guidelines are used to evaluate capital adequacy based primarily on the perceived credit risk associated with balance sheet assets as well as certain off-balance sheet exposures such as unused loan commitments, letters of credit, and derivative and foreign exchange contracts.

  Under the risk-based capital guidelines, qualifying total capital consists of two types of capital components. Tier 1 capital includes common stockholders' equity, qualifying perpetual preferred stock (subject to limitations) and minority interest in consolidated subsidiaries less goodwill and certain other deductions. Tier 2 capital includes perpetual preferred stock not included in Tier 1 capital and, subject to limitations, the allowance for credit losses, qualifying senior and subordinated debt, and limited-life preferred stock less certain deductions.

  The risk-based capital guidelines require a minimum ratio of Tier 1 capital to risk-adjusted assets of 4.0% and a minimum ratio of combined Tier 1 and Tier 2 capital to risk-adjusted assets of 8.0%.

  The risk-based capital guidelines are supplemented by a leverage ratio requirement. This requirement establishes a minimum leverage ratio of 3.0% for the highest rated banking organizations. Other banking organizations are expected to have ratios of at least 4.0 to 5.0% depending on their particular growth plans and condition (including diversification of risk, asset quality, earnings, and liquidity). The ratio is defined as Tier 1 capital divided by adjusted average assets, less certain deductions, including goodwill. Citicorp has not been advised by the Federal Reserve Board of a specific minimum leverage ratio applicable to it.

Citicorp Ratios


At Year End                      Required          1993      1992
                                 --------          ----      ----
Common Stockholders' Equity                        4.65%     3.73%
Tier 1 Capital                       4.00%         6.62%     4.90%
Tier 1 & Tier 2 Capital              8.00%        11.45%     9.60%
Leverage                             3.00%+        6.15%     4.74%


  Citicorp strengthened its capital position significantly in 1993. The Tier 1 capital ratio at year-end 1993 of 6.62% was up from 4.90% at year-end 1992 while the total capital ratio of 11.45% at December 31, 1993 was up from 9.60% a year ago. Tier 1 capital at year-end 1993 was $13.4 billion, up from $10.3 billion at year-end 1992, while total capital was $23.2 billion, up from $20.1 billion. Common stockholders' equity increased $2.1 billion, principally reflecting net income for the year. Tier 1 capital was also bolstered through the issuance of $675 million of non-cumulative perpetual preferred stock (see Note 4 to the Financial Statements) and the inclusion of $465 million of cumulative perpetual preferred stock that had previously been treated as Tier 2 capital, partially offset by a reduction in minority interest associated with the sale of certain Latin American equity interests.

Components of Capital Under Regulatory Guidelines


In Millions of Dollars at Year End              1993              1992
                                                ----              ----
Tier 1 Capital
Common Equity                               $ 10,066          $  7,969
Qualifying Preferred Stock(1)                  3,887             2,747
Minority Interest                                 59               272
Less: Intangible Assets(2)                      (387)             (489)
  50% Investment in Certain
   Subsidiaries(3)                              (237)             (237)
                                            --------          --------
Total Tier 1 Capital                        $ 13,388          $ 10,262
                                            ========          ========
Tier 2 Capital
Allowance for Credit Losses(4)              $  2,551          $  2,636
Preferred Stock                                   16               498
Qualifying Debt(5)                             7,434             6,951
Less: 50% Investment in Certain
      Subsidiaries(3)                           (237)             (236)
                                            --------          --------
Total Tier 2 Capital                           9,764             9,849
                                            --------          --------
Total Qualifying Capital                    $ 23,152          $ 20,111
                                            ========          ========
Net Risk-Adjusted Assets(6)                 $202,273          $209,594
                                            ========          ========

(1) Cumulative preferred stock is limited within Tier 1 capital to 25% of the sum of Common Equity, Qualifying Preferred Stock and Minority Interest. At December 31, 1992, excess cumulative perpetual preferred stock of $465 million which would otherwise qualify as Tier 1 capital, was included in Tier 2 capital.

(2) Includes goodwill and, effective in 1993, certain other identifiable intangible assets.

(3) Primarily Citicorp Securities Inc.  (known as Citicorp
    Securities Markets, Inc.  prior to July 15, 1993).

(4) Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk- adjusted assets.

(5) Includes qualifying senior and subordinated debt, in an amount not exceeding 50% of Tier 1 capital, plus subordinated capital notes, subject to certain limitations.

(6) Net risk-adjusted assets include certain off-balance sheet activities and commitments such as foreign exchange and derivative products and letters of credit and also reflect deductions for intangible assets and any excess allowance for credit losses.

  Citicorp's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are generally similar to the Federal Reserve guidelines described above. In addition, pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), federal bank regulatory agencies have defined five capital tiers for depository institutions for purposes of implementing certain regulations. Under these definitions, a "well capitalized" depository institution must have a Tier 1 ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a directive, order or written agreement to meet and maintain specific capital levels. An "adequately capitalized" depository institution must have a Tier 1 ratio of at least 4%, a combined Tier 1 and Tier 2 ratio of at least 8% and a leverage ratio of at least 4%, or 3% in some cases. In addition, under the regulations, the regulators can downgrade the capital status of a depository institution under certain circumstances.

Citibank, N.A. Ratios

At Year End                  Required     1993     1992
                             --------   ------    -----
Common Stockholder's Equity              6.59%    5.67%
Tier 1 Capital                  4.00%    6.93%    5.88%
Tier 1 & Tier 2 Capital         8.00%   11.13%    9.38%
Leverage                        3.00%+   6.06%    5.41%

  As of December 31, 1993, all of Citicorp's subsidiary depository institutions meet the "well capitalized" standards. See page 96 for a discussion of FDICIA.

  The Federal Reserve Board and the Office of the Comptroller of the Currency ("OCC") proposed amendments to their capital adequacy guidelines which would establish a limitation on the amount of deferred tax assets that may be included in the Tier 1 capital calculation for risk-based and leverage capital purposes. These proposals would limit capital recognition of deferred tax assets whose realization is dependent on future taxable income to the lesser of (a) an amount that is expected to be realized within one year based upon a projection of future taxable income (exclusive of tax carryforwards and reversals of existing temporary differences) for that year, including the effect of tax-planning strategies that are expected to be implemented during that year, and (b) 10 percent of Tier 1 capital before certain adjustments. The OCC has recently issued temporary guidance for the capital recognition of deferred tax assets by national banks which could have the effect of imposing stricter limits on such recognition than those proposed by the Federal Reserve Board. The stricter limits would become effective when the capital adequacy amendments are finalized, and in the interim the OCC has indicated that it will not object to other reasonable interpretations. Although the federal bank regulatory authorities have not issued final rules, Citicorp believes that its deferred tax assets as recognized under SFAS No. 109 will meet the criteria for capital recognition finally set by the bank regulators and has therefore included such deferred tax assets in the calculation of its capital ratios and the capital ratios of its subsidiaries. However, there can be no assurance until final amendments are adopted by the bank regulators.

  The Financial Accounting Standards Board (FASB) has issued a new accounting rule that will limit the circumstances in which unrealized gains and losses on certain financial instruments can be presented on a net basis, with implementation effective as of January 1, 1994. The implementation of this new rule will increase average and end-of-period assets, since Citicorp has reported these unrealized amounts on a net basis at December 31, 1993, as is current industry practice. If the new rule had been in place at December 31, 1993, the leverage, common equity, and total equity ratios would have been reduced by approximately 6%, including the effect of legal netting agreements with relevant counterparties. These effects will vary over time with changes in the value of the unrealized amounts and in the amounts subject to master netting agreements. The new accounting rule will not affect the calculation of Tier 1 and combined Tier 1 and Tier 2 capital ratios.

  The FASB also has issued a new Statement that addresses the accounting and reporting for certain investments in equity securities and all investments in debt securities. The principal effect of the new standard relates to such securities that presently are classified as available for sale and carried at the lower of aggregate cost or market value. Under the new FASB Statement, these securities will be carried at fair value, with unrealized gains and losses reported in a separate component of stockholders' equity. The Federal Reserve Board and the Federal Deposit Insurance Corporation also have issued proposed amendments to their capital adequacy guidelines to include in Tier 1 capital the net unrealized changes in the value of securities that are available for sale. Refer to Note 12 to the Financial Statements for discussion of these and other recently issued accounting standards that will impact Citicorp in the future.

  In April 1993, The Basle Committee on Banking Supervision, with the agreement of the central bank governors of the Group of Ten countries, including the Federal Reserve, issued a three-part package of consultative papers which deal with the supervisory treatment of netting arrangements, market risk and interest rate risk in evaluating the capital adequacy of banking organizations. U.S. regulatory agencies have proposed modifications to their risk-based capital guidelines for market and interest rate risk. In addition, from time to time, the Federal Reserve and the Federal Financial Institutions Examination Council propose amendments to or issue interpretations of risk-based capital guidelines and reporting instructions. In December 1993 the Federal Reserve distributed a memorandum with respect to a proposal to issue a notice of proposed rulemaking and an advanced notice of proposed rulemaking relating to sales of assets, including the capital treatment of recourse arrangements and direct credit substitutes. Such proposals or interpretations could, if implemented, in the future, affect reported capital ratios and net risk-adjusted assets.

SUMMARY OF FINANCIAL RESULTS

SELECTED FINANCIAL INFORMATION

                                                                                                        Citicorp and Subsidiaries

                                                       1993            1992             1991             1990             1989
                                                       ----            ----             ----             ----             ----
                                                            %                %                %                %                %
In Millions of Dollars Except Per Share Amounts    Amount Change   Amount  Change   Amount  Change   Amount  Change   Amount  Change
                                                   ------ ------   ------  ------   ------  ------   ------  ------   ------  ------
Net Interest Revenue                             $  7,690    3    $  7,456    3    $  7,265     1   $  7,185   (2)   $  7,358    (3)
Fees, Commissions, and Other Revenue                8,385    3       8,165    9       7,485     1      7,402   16       6,394    18
                                                 --------         --------         --------         --------         --------
Total Revenue                                    $ 16,075    3    $ 15,621    6    $ 14,750     1   $ 14,587    6    $ 13,752     6
                                                 ========  ===    ========  ===    ========  ====   ========  ===    ========  ====
Provision for Credit Losses                      $  2,600  (37)   $  4,146    7    $  3,890    46   $  2,662    6    $  2,521    90
Operating Expense                                  10,615    6      10,057   (9)     11,097    --     11,099   14       9,698     8
                                                 --------         --------         --------         --------         --------
Income (Loss) Before Taxes and Cumulative
 Effects of Accounting Changes                   $  2,860   N/M   $  1,418  N/M    $   (237)  N/M    $   826  (46)   $  1,533   (43)
Income Taxes                                          941    35        696    3         677    33        508  (51)      1,035     3
                                                 --------         --------         --------          -------         --------
Income (Loss) Before Cumulative Effects of
 Accounting Changes                              $  1,919   N/M   $    722  N/M    $   (914)  N/M    $   318  (36)   $    498   (71)
Cumulative Effects of Accounting Changes(1)           300   N/M         --   --         457   N/M        140  N/M          --    --
                                                 --------         --------         --------          -------         --------
Net Income (Loss)                                $  2,219   N/M   $    722  N/M    $   (457)  N/M    $   458   (8)   $    498   (73)
                                                 ========  ====   ======== ====    ========  ====    ======= ====    ========  ====
Per Share
Earnings (Loss) Per Share(2)
  On Common and Common Equivalent Shares
    Before Accounting Changes                    $   3.82   N/M   $   1.35  N/M    $  (3.22)  N/M    $   0.57 (51)   $   1.16   (76)
    After Accounting Changes(1)                      4.50   N/M       1.35  N/M       (1.89)  N/M        0.99 (15)       1.16   (78)
  Assuming Full Dilution
    Before Accounting Changes                    $   3.53   N/M   $   1.35  N/M    $  (3.22)  N/M    $   0.57 (51)   $   1.16   (76)
    After Accounting Changes(1)                      4.11   N/M       1.35  N/M       (1.89)  N/M        0.99 (15)       1.16   (78)
Dividends Declared Per Common Share(3)           $     --    --         --   --    $ 0.7500   (57)   $ 1.7400  10    $ 1.5850     9
Total Assets                                     $216,574     1   $213,701   (1)   $216,922    --    $216,986  (6)   $230,643     9
Debt(4)                                          $ 18,160   (10)  $ 20,172  (14)   $ 23,382     1    $ 23,226  (3)   $ 23,990    --

(1) Refers to adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as of January 1, 1993; accounting change for venture capital subsidiaries in 1991; and accounting change for certain derivative products in 1990. In addition to the cumulative effect adjustment, the venture capital accounting change had the effect of reducing the 1991 net loss by $125 million ($0.37 per share). Net income (loss) for 1990 and 1989, computed on a pro forma basis assuming retroactive application of the accounting change for venture capital, would have been $332 million and $438 million, respectively. The related pro forma earnings
    (loss) per share amounts for 1990 and 1989 would have been $0.63 and $0.98, respectively.

(2) On net income (loss) after deducting preferred stock dividends, except where conversion is assumed.

(3) On October 15, 1991, Citicorp suspended the dividend on its common shares.

(4) Includes long-term debt, subordinated capital notes, and redeemable preferred stock.

N/M Not meaningful as percentage equals or exceeds 100%.

STATEMENT OF OPERATIONS ANALYSIS

NET INTEREST REVENUE (TAXABLE EQUIVALENT BASIS)

Net interest revenue of $7.7 billion for 1993 was up $230 million from 1992 and $405 million from 1991. The total net rate spread was 3.88% for 1993, compared with 3.76% in 1992 and 3.72% in 1991.

  Net interest revenue and interest rate spreads for all periods presented were reduced by the effect of credit card securitization. Adjusted for the effect of credit card securitization, net interest revenue was $10.0 billion in 1993, up 5% from the prior year. The adjusted net rate spread was 4.50% in 1993 compared with 4.32% in 1992 and 4.15% in 1991.

  The increase in net interest revenue and the related net rate spread in offices outside the U.S. principally reflects higher volumes and favorable spreads in both the Global Consumer and Global Finance businesses in the Developing Economies.

  Adjusted for the effect of credit card securitization, the net rate spread in U.S. offices was 4.66% for 1993, 4.40% for 1992 and 4.14% for 1991, with the increase in 1993 principally reflecting the effective management of the exposure to interest rate movements in a generally declining interest rate environment.

  The decline in average interest earning assets in the U.S. in 1993 is mainly attributable to lower levels of U.S. consumer loans, which reflect a high level of mortgage prepayments during the year.

Net Rate Spread (Taxable Equivalent Basis)(1)

                                 1993      1992(2)   1991(2)
                              -------   -------   -------
Net Interest Revenue:
In Millions of Dollars
  U.S.                        $ 3,396   $ 3,573   $ 3,736
  Outside the U.S.              4,309     3,902     3,564
                              -------   -------   -------
  Total                       $ 7,705   $ 7,475   $ 7,300
                              =======   =======   =======

Average Earning Assets:
In Billions of Dollars
  U.S.                        $  98.3   $ 106.2   $ 110.6
  Outside the U.S.              100.3      92.8      85.5
                              -------   -------   -------
  Total                       $ 198.6   $ 199.0   $ 196.1
                              =======   =======   =======
Net Rate Spread (%):
  U.S.                           3.46%     3.37%     3.38%
  Outside the U.S.               4.29%     4.20%     4.17%
  Total                          3.88%     3.76%     3.72%
                              =======   =======   =======

Adjusted for the Effect of
Credit Card Securitization:
  Net Interest Revenue
  In Millions of Dollars      $ 10,024  $  9,552  $  8,896
  Net Rate Spread (%)
    Total                         4.50%     4.32%     4.15%
    U.S. Offices                  4.66%     4.40%     4.14%
                              ========  ========  ========

(1) Includes appropriate allocations for capital and funding costs based on the location of the asset.

(2) Reclassified to conform to current year's presentation.

FEES, COMMISSIONS, AND OTHER REVENUE

Fee and Commission Revenue

Fees and commission revenues in the worldwide Global Finance businesses increased to $1.7 billion in 1993 compared with $1.5 billion in the prior year reflecting broadly based increases across each of the major regions. Revenues in the Global Consumer businesses in the Developing Economies increased by $0.2 billion in the year to $0.6 billion for 1993. These increases were partially offset by the impact of competitive pricing strategies on U.S. credit card fees and lower fees at Quotron. Additionally, the securitization of credit card receivables adversely affected the year on year comparison by $130 million. See page 53 for a further discussion of the effect of credit card receivable securitization. In 1992, fees and commission revenues were up $269 million from 1991 primarily reflecting increased revenues in both the Global Consumer and Global Finance businesses in Latin America, Asia, and Europe.

Revenues from Trading Related Activities

Revenues from Citicorp's trading related activities are primarily reported in "Trading Account" and "Foreign Exchange" on the income statement, but also include other amounts, principally reflected in net interest revenue. Net interest revenue reflects net revenues from on-balance sheet trading positions. The table below provides an analysis of trading activities revenues by income statement line and by trading activities which are primarily conducted in the Global Finance businesses, but include approximately $0.2 billion in 1993 and $0.1 billion in 1992 in the Global Consumer businesses.

Trading Related Activities Revenues

In Billions of Dollars      1993   1992
                            ----   ----
By income statement line:
Trading Account             $0.9   $0.3
Foreign Exchange             1.0    1.0
Other(1)                     1.1    1.0
                            ----   ----
  Total                     $3.0   $2.3
                            ====   ====

By trading activity:
Foreign Exchange(2)         $1.0   $1.0
Derivative(3)                0.8    0.4
Fixed Income(4)              0.4    0.2
Other(5)                     0.8    0.7
                            ----   ----
  Total                     $3.0   $2.3
                            ====   ====

(1) Primarily net interest revenue.
(2) Includes foreign exchange spot, forward and option contracts.
(3) Primarily interest rate and currency swaps, options, financial futures, equity and commodity contracts.
(4) Principally debt instruments including government and corporate debt as well as mortgage backed securities.
(5) Includes funding and money market activities.

Trading Account

Revenues rose to record levels totaling $939 million in 1993, up $613 million from the prior year. Trading revenues, which include activities in the debt, derivatives and other securities markets, were well diversified across products and geographic locations with especially strong results in the Global Finance markets of Europe, North America and Latin America. These revenues benefitted from strong customer demand for risk management products as interest rates in Europe declined. Since these market conditions may not recur, these record levels of trading account revenues may not be sustained. Trading account revenues of $326 million for 1992 were down $131 million from 1991 primarily attributable to lower trading revenues in the North America Global Finance business.

Foreign Exchange

Foreign exchange revenues of $995 million for the year were essentially flat to the record of $1,005 million achieved in 1992. The results for the year include strong performances in the Global Finance businesses in Europe and North America reflecting increased customer-driven business in the volatile European currencies during the year. Since these market conditions may not recur, these record levels may not be sustained. Foreign exchange revenues in 1992 were up $296 million from 1991. The year-to-year revenue increase was broadly based across the Global Finance businesses, with the exception of Japan and Latin America.

Investment Securities Transactions

In 1993, net gains from the sale of investment securities were $94 million, compared with $12 million in 1992 and $330 million in 1991. The net gains in 1993 and 1992 were spread across various businesses while 1991 gains were primarily attributable to sales of equity securities held at the corporate level. Sales of debt securities have not materially affected the yields on the investment portfolio.

  The net gains for 1993 reflected gross realized gains of $134 million and gross realized losses of $40 million. At December 31, 1993, gross unrealized gains and gross unrealized losses related to investment securities were $472 million and $60 million, respectively.

  During 1992, Citicorp in its overall review of balance sheet management, identified a portion of debt securities within its investment portfolio as potentially available for sale. These securities are carried at the lower of aggregate amortized cost or market value, along with equity securities other than those held by Citicorp venture capital subsidiaries. There was no effect on earnings or capital from this reevaluation. Refer to Note 1 to the Financial Statements for further details.

  Effective January 1, 1994, Citicorp will adopt Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." See Note 12 to the Financial Statements for further reference to the future impact of the new standard.

Other Revenue

Other revenue of $1.3 billion in 1993 compared with $1.7 billion in the prior year. A discussion of the key components of other revenue and factors impacting the related year on year variances follows the table.

In Millions of Dollars                                 1993  1992(1)  1991(1)
                                                     ------  -------  -------
Affiliate Earnings                                   $  211   $  164   $  142
Securitized Credit Card Receivables                   1,083      603      313
Net Gains (Losses) From Mortgage Pass-Through
 Securitization Activity(1)                            (135)    (122)     203
Venture Capital                                         143      192      231
Net Gains on the Sale/Disposition of Assets               1      753      277
Foreign Currency Translation Losses                     (50)     (11)     (33)
Other Items                                              47      159       41
                                                     ------   ------   ------
Total                                                $1,300   $1,738   $1,174
                                                     ======   ======   ======

(1) Reclassified to conform to current year's presentation.

  Affiliate earnings of $211 million in 1993, were up $47 million from the prior year with the increase primarily attributable to gains on the sale of Argentine Past Due Interest bonds held by a Latin American affiliate. The increase in affiliate earnings in 1992 over 1991 related to earnings from Latin American affiliates, partially offset by the sale of AMBAC, Inc.

  The increase in revenue from securitized credit card receivables principally reflects higher volumes of average sold receivables, lower losses and higher transaction interchange revenues. The increase in 1992 revenue over 1991 primarily reflects higher sold volumes. The effect of credit card receivable securitization is discussed in more detail on page 53.

  Net losses from mortgage pass-through securities sales were relatively unchanged during the year. The net adjustment required to reflect accelerated prepayments of securitized mortgages was reduced to $77 million in the year from $206 million in 1992. This improvement, along with lower costs related to recourse exposure, almost entirely offset the lower gains and related excess servicing fee revenues on the sale of mortgage pass-through securities. The deterioration in 1992's pass-through performance compared with 1991 reflected the impact of significantly higher mortgage prepayments in the sharply declining rate environment, as well as lower pass-through sales. Depending on the level of interest rates, the rate of mortgage prepayments and hedging transactions employed, further adjustments to the carrying amount of servicing assets that are subject to prepayment risk could be required in 1994.

  Venture capital gains were $143 million for the year, compared with $192 million in 1992. Investments of venture capital subsidi-aries are carried at fair value and earnings volatility can occur in the future, based on general market conditions as well as events and trends affecting specific venture capital investments.

  Net gains from the sale/disposition of assets reflected business write-downs of $179 million in the fourth quarter of 1993, principally related to Quotron. Excluding these write-downs, net gains in 1993 principally reflected the sale of Brazilian Past Due Interest bonds and an affiliate in Asia. Net gains in 1992 included the sales of the remaining interest in AMBAC, Inc., a 20% interest in The Student Loan Corporation, and Latin American equity holdings.

PROVISION FOR CREDIT LOSSES

In 1993, the provision for credit losses was $2,600 million, down from $4,146 million in 1992 and $3,890 million in 1991. The 1993 provision reflects continuing additions to the allowance for credit losses in the Global Finance, North America Commercial Real Estate, and Global Consumer businesses and lower net write-offs year on year. The reduction in Global Finance and Global Consumer net write-offs during 1993 reflected improving, but uneven, economic conditions in the U.S. and weak economic conditions in Europe. Additionally, there were lower net write-offs in the North America commercial real estate portfolio.

Net Write-Offs and Provision for Credit Losses

In Millions of Dollars            1993     1992     1991
                                ------   ------   ------
Net Write-Offs
Global Consumer                 $1,410   $1,919   $1,803

Global Finance                     157      545      885
North America Commercial
 Real Estate                       431    1,146      572
                                ------   ------   ------
Total Non-Refinancing
 Commercial                     $  588   $1,691   $1,457
Cross-Border Refinancing
 Portfolio                          61      (34)   1,674
                                ------   ------   ------
Total                           $2,059   $3,576   $4,934
                                ------   ------   ------
Provision for Credit Losses
Global Consumer                 $1,686   $2,134   $2,108

Global Finance                     305      644      837
North America Commercial
 Real Estate                       610    1,622    1,102
                                ------   ------   ------
Total Non-Refinancing
 Commercial                     $  915   $2,266   $1,939
Cross-Border Refinancing
 Portfolio                          (1)    (254)    (157)
                                ------   ------   ------
Total                           $2,600   $4,146   $3,890
                                ======   ======   ======

  The consumer loan loss provision for 1993 was $1,686 million, down from $2,134 million in 1992 and $2,108 million in 1991. The 1993 provision included an additional provision of $276 million compared with $215 million in 1992 and $305 million in 1991. See page 34 for a further discussion of consumer net credit losses.

  The total commercial provision for credit losses, excluding the cross-border refinancing portfolio, was $915 million in 1993, including a $327 million additional provision above net write-offs compared with a $575 million additional provision in 1992 and $482 million in 1991. This brought Citicorp's total allowance for commercial loans to $2,545 million at year-end 1993, up 15% from $2,221 million a year ago. Provisioning and net write-off levels decreased in 1993 and are expected to modestly improve in 1994.

  Net commercial write-offs, excluding the cross-border refinancing portfolio, were $588 million, down from $1,691 million in 1992 and $1,457 million in 1991. These net write-offs included North America Commercial Real Estate net write-offs of $431 million in 1993, down from $1,146 million in 1992 reflecting certain indications of stabilization in real estate values during the year. See pages 37-40 for further discussion of the North America Commercial Real Estate portfolio.

  Global Finance net write-offs of $157 million in 1993 were down from $545 million in 1992 and $885 million in 1991 reflecting lower net write-offs for commercial real estate portfolios outside the U.S. and senior leveraged acquisition finance loans. The 1991 net write-offs also included a $171 million write-off of Citicorp's exposure to First Capital Holdings Inc. Net write-offs in Global Finance markets outside the U.S. were $87 million compared with $306 million in 1992 and $506 million in 1991. Global Finance net write-offs outside the U.S. included $2 million related to commercial real estate portfolios, down from $207 million in 1992 and $294 million in 1991. Global Finance net write-offs related primarily to the North America and Europe portfolios. Global Finance Developing Economies reported net write-offs of $42 million in 1993, $55 million in 1992, and $24 million in 1991.

  The cross-border refinancing portfolio recorded net write-offs of $61 million in 1993 compared with net recoveries of $34 million in 1992 and net write-offs of $1,674 million in 1991. The net write-offs in 1991 were primarily due to net country write-offs, principally in Brazil, but also included net write-offs associated with actions taken to restructure the portfolio through the sale and swap of loans.

  In 1992 the cross-border refinancing portfolio provision included a release of $253 million from the allowance attributable to the portfolio, compared with a release of $150 million in 1991. These releases reflected management's view of the overall economic progress in Latin America.

OTHER OPERATING EXPENSE

Operating expenses of $10.6 billion in 1993 were up 6% from the prior year. The year on year increase principally reflected business expansion in the Developing Economies, restructuring charges, higher incentive compensation costs and charges of $89 million associated with the withdrawal from portfolio management activities in India. In 1992, operating expenses declined 9% from 1991, principally reflecting lower restructuring charges, benefits of cost-management actions taken, and the sale of non-strategic businesses. Additional discussion of other operating expense is presented on page 53.

Restructuring Charges

Restructuring charges of $425 million in 1993 included $233 million and $156 million related to the Global Consumer and Global Finance businesses, respectively, primarily in the U.S. These charges represent obligations incurred in connection with cost-management programs to improve productivity, principally relating to workforce reductions. Details regarding these programs, which are expected to achieve full payback of the charges within 18 to 24 months, will be disclosed as specific actions are implemented. Restructuring charges totaled $227 million and $750 million in 1992 and 1991, respectively.

Employee Expense

Employee expense was $4.8 billion in 1993, up $197 million from the prior year. The increase reflects higher staff levels required to support base business expansion in the Global Consumer and Global Finance activities in the Developing Economies and higher incentive compensation costs, largely attributable to the strong trading related revenues in the year. Employee expense of $4.6 billion in 1992 was down $163 million from 1991 reflecting lower overall staff levels.

Other Expense

Other expenses were $3.7 billion in 1993, up from $3.5 billion in 1992. The increase largely reflected expanded business activities in the Developing Economies, the above noted charges associated with certain business activities in India, and higher marketing related costs in the consumer business (principally in the U.S.), partially offset by reduced net OREO costs. Other expenses, excluding a $86 million increase in net OREO costs, declined $289 million from 1991 to 1992 with the improvement spread across most expense categories.

INCOME TAXES

As discussed in the Statement of Accounting Policies and in Note 8 to the consolidated financial statements, Citicorp adopted Statement of Financial Accounting Standards No. 109 as of January 1, 1993. The cumulative effect of this change in accounting for income taxes, a $300 million benefit, is reported separately in Citicorp's 1993 consolidated statement of operations. Prior year taxes have not been restated.

  Income tax expense for 1993 was $941 million compared with $696 million in 1992 and $677 million in 1991. The increase in 1993 income tax expense corresponds to higher earnings before tax. The 1993 increase was partially offset by a $200 million reduction in the valuation allowance related to net U.S. deferred tax assets due to a favorable reassessment of future earnings expectations. Excluding this tax benefit, the 1993 effective tax rate would have been 40% compared with 49% for 1992 (the effective tax rate for 1991 was not meaningful due to a loss before tax). The reduction in the effective tax rate in 1993 reflects improvements in the level and mix of earnings.

  On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993 was signed into law. The corporate tax provisions of the new law did not have a material impact on 1993 results, and are not expected to have a material impact on future liquidity or net income.

IMPACT OF CREDIT CARD RECEIVABLES SECURITIZATION

The securitization of credit card receivables does not affect the earnings reported for each period. Gains on these sales are recorded monthly as realized over the term of each securitization transaction, which have ranged from three to ten years. Due to the revolving nature of the receivables sold and the monthly recognition of gains, the pattern of gain recognition is similar to the pattern that would be experienced if the receivables had not been sold.
However, because securitization changes Citicorp's involvement from that of a lender to that of a loan servicer, there is a change in how the revenue is reported in the income statement. For securitized receivables, amounts that would previously have been reported as net interest revenue and as credit losses on loans are instead reported as fee and commission revenue (for servicing fees) and as other revenue (for the remaining cash flows to which Citicorp is entitled, net of credit losses). Because credit losses are a component of these cash flows, Citicorp's revenues over the terms of these transactions may vary depending upon the credit performance of the securitized receivables. However, Citicorp's exposure to credit losses on the securitized receivables is contractually limited to these cash flows.

  During 1993, $2.5 billion of credit card receivables were sold, compared with $6.8 billion and $6.5 billion during 1992 and 1991, respectively. The total credit card receivables sold, net of amortization as of December 31, 1993, were $23.9 billion, compared with $25.6 billion and $21.1 billion as of December 31, 1992 and 1991, respectively. The following table outlines the impact of the securitization and sale of credit card receivables by showing the increase (decrease) in the reported Consolidated Statement of Operations line items, Average Balance Sheet, return on assets, and consumer net credit loss ratio.


In Millions of Dollars                     1993      1992      1991
                                        -------   -------   -------
Net Interest Revenue                    $(2,319)  $(2,077)  $(1,596)
Fee and Commission Revenue                  (46)       84       128
Other Revenue                             1,083       603       313
Provision for Credit Losses              (1,282)   (1,390)   (1,155)
                                        -------   -------   -------
Net Income Impact of Securitization     $     0   $     0   $     0
                                        =======   =======   =======

Average Assets (In Billions)            $   (24)  $   (22)  $   (18)
Return on Assets                            .09%      .03%     (.02)%
Consumer Net Credit Loss Ratio             (.81)%    (.82)%    (.72)%


  The following table shows average credit card loans, net credit losses and related ratios for the managed U.S. and Canada credit card portfolio:

                                   1993    1992    1991
                                  -----   -----   -----
Average Credit Card
  Loans (In Billions)            $ 33.0  $ 33.9  $ 33.0
Net Credit Losses (In Millions)   1,733   2,129   2,046
  As a Percentage of
     Average Credit Card Loans     5.25%   6.28%   6.20%

REPORTS

FINANCIAL REPORTING RESPONSIBILITY

The management of Citicorp is responsible for the preparation and fair presentation of the financial statements and other financial information contained in this annual report. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances. Where amounts must be based on estimates and judgments, they represent the best estimates and judgments of management. The financial information appearing throughout this annual report is consistent with that in the financial statements.

  The management of Citicorp is also responsible for establishing and maintaining an effective internal control structure and procedures for financial reporting and safeguarding of assets against loss from unauthorized use or disposition. There are inherent limitations in the effectiveness of any system of internal control, and accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Management assessed Citicorp's internal control structure and procedures for financial reporting and safeguarding of assets as of December 31, 1993, based on recognized criteria for effective internal control. Based on this assessment, management believes that Citicorp maintained an effective internal control structure and procedures for financial reporting and safeguarding of assets against loss from unauthorized use or disposition as of December 31, 1993.

  The accounting policies and internal control structure are under the general oversight of the Citicorp and Citibank Boards of Directors, acting through the Audit Committee described on page 100. The committee is comprised entirely of directors who are not officers or employees of Citicorp. The Chief Auditor of Citicorp and the Managing Director of Business Risk Review, who report directly to the Board of Directors, conduct an extensive program of audits and business risk reviews worldwide. In addition, KPMG Peat Marwick, independent auditors, are engaged to audit our financial statements.

  KPMG Peat Marwick obtain and maintain an understanding of our internal control structure and procedures for financial reporting and conduct such tests and other auditing procedures as they consider necessary in the circumstances to express the opinion in their report that follows. KPMG Peat Marwick have free access to the Audit Committee, with no members of management present, to discuss their audit and their findings as to the integrity of Citicorp's financial reporting and the adequacy of the internal control structure described above.

/s/ John S. Reed        /s/ Thomas E. Jones
Chairman                Executive Vice President



REPORT OF INDEPENDENT AUDITORS
KPMG Peat Marwick

Certified Public Accountants

The Board of Directors and Stockholders of Citicorp:

We have audited the accompanying consolidated balance sheets of Citicorp and subsidiaries as of December 31, 1993 and 1992, the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1993, and the related consolidated balance sheets of Citibank, N.A. and subsidiaries as of December 31, 1993 and 1992. These financial statements are the responsibility of Citicorp management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform these audits to obtain reasonable assurance about whether the financial statements are free of material mis-statement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citicorp and subsidiaries as of December 31, 1993 and 1992, the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, and the financial position of Citibank, N.A. and subsidiaries as of December 31, 1993 and 1992 in conformity with generally accepted accounting principles.

  As discussed in the statement of accounting policies and in Notes 7 and 8 to the consolidated financial statements, in 1993 Citicorp adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

/s/ KPMG Peat Marwick
New York, New York
January 18, 1994

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF OPERATIONS

                                                                               Citicorp and Subsidiaries
In Millions of Dollars Except Per Share Amounts                                 1993      1992(1)   1991(1)
                                                                                ----      ----      ----
Interest Revenue
Interest and Fees on Loans                                                   $16,408   $18,476   $20,440
Interest on Deposits with Banks                                                1,016     1,029       886
Interest on Federal Funds Sold and Securities Purchased Under Resale
 Agreements                                                                    2,952     1,393       637
Interest and Dividends on Investment Securities (Note 1)                         950       875     1,081
Interest on Trading Account Assets                                             2,485     2,010     1,310
                                                                             -------   -------   -------
                                                                             $23,811   $23,783   $24,354
                                                                             -------   -------   -------
Interest Expense
Interest on Deposits                                                         $ 9,797   $10,458   $11,116
Interest on Securities Sold, Not Yet Purchased                                   195       175       315
Interest on Other Borrowed Money (Note 1)                                      4,155     3,414     3,438
Interest on Long-Term Debt and Subordinated Capital Notes (Note 1)             1,974     2,280     2,220
                                                                             -------   -------   -------
                                                                             $16,121   $16,327   $17,089
                                                                             -------   -------   -------
Net Interest Revenue                                                         $ 7,690   $ 7,456   $ 7,265
                                                                             -------   -------   -------
Provision for Credit Losses (Note 1)                                         $ 2,600   $ 4,146   $ 3,890
                                                                             -------   -------   -------
Net Interest Revenue After Provision for Credit Losses                       $ 5,090   $ 3,310   $ 3,375
                                                                             -------   -------   -------
Fees, Commissions, and Other Revenue
Fees and Commissions (Note 6)                                                $ 5,057   $ 5,084   $ 4,815
Trading Account                                                                  939       326       457
Foreign Exchange                                                                 995     1,005       709
Investment Securities Transactions (Notes 1 and 8)                                94        12       330
Other Revenue                                                                  1,300     1,738     1,174
                                                                             -------   -------   -------
                                                                             $ 8,385   $ 8,165   $ 7,485
                                                                             -------   -------   -------
Other Operating Expense
Salaries                                                                     $ 3,817   $ 3,683   $ 3,873
Employee Benefits (Note 7)                                                     1,028       965       938
                                                                             -------   -------   -------
  Total Employee Expense                                                     $ 4,845   $ 4,648   $ 4,811
Net Premises and Equipment Expense (Notes 2 and 11)                            1,601     1,680     1,807
Restructuring Charges                                                            425       227       750
Other Expense                                                                  3,744     3,502     3,729
                                                                             -------   -------   -------
                                                                             $10,615   $10,057   $11,097
                                                                             -------   -------   -------
Income (Loss) Before Taxes and Cumulative Effects of Accounting Changes      $ 2,860   $ 1,418    $ (237)
Income Taxes (Note 8)                                                            941       696       677
                                                                             -------   -------   -------
Income (Loss) Before Cumulative Effects of Accounting Changes                $ 1,919   $   722    $ (914)
Cumulative Effects of Accounting Changes:
  Accounting for Income Taxes (Note 8)                                           300       -         -
  Venture Capital(2)(Note 1)                                                     -         -         457
                                                                             -------   -------   -------
Net Income (Loss)                                                            $ 2,219   $   722    $ (457)
                                                                             =======   =======   =======
Income (Loss) Applicable to Common Stock                                     $ 1,900   $   497    $ (649)
Earnings (Loss) Per Share (Note 9)
On Common and Common Equivalent Shares
Income (Loss) Before Cumulative Effects of Accounting Changes                $  3.82   $  1.35    $(3.22)
Cumulative Effects of Accounting Changes:
  Accounting for Income Taxes                                                   0.68       -         -
  Venture Capital(2)                                                             -         -        1.33
Net Income (Loss)                                                            $  4.50   $  1.35    $(1.89)
                                                                             -------   -------   -------
Assuming Full Dilution
Income (Loss) Before Cumulative Effects of Accounting Changes                $  3.53   $  1.35    $(3.22)
Cumulative Effects of Accounting Changes:
  Accounting for Income Taxes                                                   0.58       -         -
  Venture Capital(2)                                                             -         -        1.33
                                                                             -------   -------   -------
Net Income (Loss)                                                            $  4.11   $  1.35    $(1.89)

Accounting policies and explanatory notes on pages 60-85 form an integral part of the financial statements.

(1) Reclassified to conform to current year's presentation.

(2) In addition to the cumulative effect adjustment, the venture capital accounting change had the effect of reducing the 1991 net loss by $125 million ($0.37 per share).

CONSOLIDATED BALANCE SHEET


                                                                                  Citicorp and Subsidiaries
In Millions of Dollars                                            December 31, 1993       December 31, 1992
                                                                  -----------------       -----------------
Assets
Cash and Due from Banks                                                    $  4,836                $  5,138
Deposits at Interest with Banks                                               6,749                   6,550
Investment Securities (Note 1)
  At Cost (Market Value $5,666 in 1993 and $6,504 in 1992)                    5,637                   6,515
  At Lower of Aggregate Cost or Market Value (Market Value
   $9,088 in 1993 and  $7,574 in 1992)                                        8,705                   7,213
At Fair Value                                                                 1,489                   1,328
Trading Account Assets                                                       18,117                  17,085
Federal Funds Sold and Securities Purchased Under
 Resale Agreements                                                            7,339                   6,381
Loans, Net (Note 1)
  Consumer                                                                 $ 84,354                $ 83,453
  Commercial                                                                 54,613                  56,257
                                                                           --------                --------
  Loans, Net of Unearned Income                                            $138,967                $139,710
  Allowance for Credit Losses                                                (4,379)                 (3,859)
                                                                           --------                --------
    Total Loans, Net                                                       $134,588                $135,851
Customers' Acceptance Liability                                               1,512                   1,802
Premises and Equipment, Net (Note 2)                                          3,842                   3,819
Interest and Fees Receivable                                                  2,552                   2,721
Other Assets (Notes 1, 3, 7, and 8)                                          21,208                  19,298
                                                                           --------                --------
Total                                                                      $216,574                $213,701
                                                                           ========                ========
Liabilities
Non-Interest-Bearing Deposits in U.S. Offices                              $ 13,442                $ 13,572
Interest-Bearing Deposits in U.S. Offices                                    38,347                  44,175
Non-Interest-Bearing Deposits in Offices Outside the U.S.                     6,644                   5,243
Interest-Bearing Deposits in Offices Outside the U.S.                        86,656                  81,185
                                                                           --------                --------
  Total Deposits                                                           $145,089                $144,175
Securities Sold, Not Yet Purchased                                            2,352                   1,894
Purchased Funds and Other Borrowings (Note 1)                                16,777                  18,120
Acceptances Outstanding                                                       1,531                   1,866
Accrued Taxes and Other Expenses                                              6,452                   5,049
Other Liabilities                                                            12,260                  11,244
Long-Term Debt (Note 1)                                                      15,983                  16,886
Subordinated Capital Notes (Note 1)                                           2,150                   3,250
Redeemable Preferred Stock (Note 1)                                              27                      36
Stockholders' Equity
Preferred Stock (Note 4)                                                   $  3,887                $  3,212
Common Stock ($1.00 par value) (Note 5)                                         412                     392
  Issued Shares: 412,017,300 in 1993 and 391,888,124 in 1992
Surplus                                                                       3,898                   3,598
Retained Earnings                                                             6,149                   4,368
Common Stock in Treasury, at Cost                                              (393)                   (389)
  Shares: 25,527,133 in 1993 and 25,399,438 in 1992
                                                                           --------                --------
    Total Stockholders' Equity                                             $ 13,953                $ 11,181
                                                                           --------                --------
Total                                                                      $216,574                $213,701
                                                                           ========                ========

Accounting policies and explanatory notes on pages 60-85 form an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                          Citicorp and Subsidiaries

In Millions of Dollars                                                                                     1993      1992      1991
                                                                                                        -------   -------   -------
Preferred Stock (Note 4)
Balance at Beginning of Year                                                                            $ 3,212   $ 2,140   $ 1,540
 Issuance of Stock                                                                                          675     1,309     1,250
 Retirement, Redemption, and Repurchase of Stock                                                            -        (237)     (650)
                                                                                                        -------   -------   -------
Balance at End of Year                                                                                  $ 3,887   $ 3,212   $ 2,140
                                                                                                        =======   =======   =======
Common Stock ($1.00 par value) (Note 5)
Balance at Beginning of Year                                                                            $   392   $   372   $   363
Shares: 391,888,124 in 1993, 371,620,350 in 1992, and 363,009,068 in 1991
 Issuance of Stock under Dividend Reinvestment and Common Stock Purchase Plan                                 2         1         5
  Shares: 1,652,797 in 1993, 777,079 in 1992, and 5,042,468 in 1991
 Issuance of Stock under Stock Incentive, Savings Incentive, Stock Option and
  Stock Purchase Plans and Conversion of Convertible Notes (Notes 1 and 7)                                   18        10         4
  Shares: 18,476,379 in 1993, 10,223,889 in 1992, and 3,568,814 in 1991
Exchange of 9,266,806 shares of Common Stock for Adjustable Rate Preferred Stock
 (Second and Third Series) in 1992                                                                           --         9        --
                                                                                                        -------   -------   -------
Balance at End of Year                                                                                  $   412   $   392   $   372
Shares: 412,017,300 in 1993, 391,888,124 in 1992, and 371,620,350 in 1991
                                                                                                        =======   =======   =======
Surplus
Balance at Beginning of Year                                                                            $ 3,598   $ 3,277   $ 3,187
  Issuance of Stock under Dividend Reinvestment and Common Stock Purchase Plan                               41        13        67
  Issuance of Stock under Stock Incentive, Savings Incentive, Stock Option, Stock Purchase and
     Executive Incentive Compensation Plans and Conversion of Convertible Notes (Notes 1 and 7)             233       102        36
  Exchange of Common Stock for Adjustable Rate Preferred Stock (Second and Third Series),
     Net of Related Costs                                                                                    --       225        --
  Common Stock Issuable under Executive Incentive Compensation and Stock Incentive Plans (Note 7)            23        (6)       28
  Preferred Stock Issuance Cost                                                                             (21)      (34)      (28)
  Restricted Stock Grants, Net of Amortization (Note 7)                                                      24        21       (13)
                                                                                                        -------   -------   -------
Balance at End of Year                                                                                  $ 3,898   $ 3,598   $ 3,277
                                                                                                        =======   =======   =======
Retained Earnings
Balance at Beginning of Year                                                                            $ 4,368   $ 4,089   $ 5,045
  Net Income (Loss)                                                                                       2,219       722      (457)
  Cash Dividends Declared
    Preferred (Notes 1 and 4)                                                                              (312)     (212)     (179)
    Common                                                                                                   --        --      (256)
  Foreign Currency Translation (Accumulated amount of $(580) at December 31, 1993)                         (126)     (229)      (66)
  Other                                                                                                      --        (2)        2
                                                                                                        -------   -------   -------
Balance at End of Year                                                                                  $ 6,149   $ 4,368   $ 4,089
                                                                                                        =======   =======   =======
Common Stock in Treasury, at Cost
Balance at Beginning of Year                                                                             $ (389)   $ (389)   $ (405)
Shares: 25,399,438 in 1993, 25,369,934 in 1992, and 26,496,362 in 1991
  Treasury Stock Transactions, at Cost                                                                       (4)       --        16
    Shares: 127,695 in 1993, 29,504 in 1992, and (1,126,428) in 1991
                                                                                                        -------   -------   -------
Balance at End of Year                                                                                   $ (393)   $ (389)   $ (389)
Shares: 25,527,133 in 1993, 25,399,438 in 1992, and 25,369,934 in 1991
                                                                                                        =======   =======   =======
Total Stockholders' Equity
Balance at Beginning of Year                                                                            $11,181   $ 9,489   $ 9,730
  Changes During the Year, Net                                                                            2,772     1,692      (241)
                                                                                                        -------   -------   -------
Balance at End of Year                                                                                  $13,953   $11,181   $ 9,489
                                                                                                        =======   =======   =======

Accounting policies and explanatory notes on pages 60-85 form an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                      Citicorp and Subsidiaries

In Millions of Dollars                                                                              1993        1992         1991
                                                                                                    ----        ----         ----
Cash Flows from Operating Activities
Net Income (Loss)                                                                                $   2,219   $     722    $   (457)
                                                                                                 ---------   ---------    --------
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used In) Operating
 Activities:
  Provision for Credit Losses                                                                    $   2,600   $   4,146   $   3,890
  Depreciation and Amortization of Premises and Equipment                                              568         587         652
  Amortization of Goodwill                                                                              55          60          72
  Restructuring Charges                                                                                425         227         750
  Business Write-Downs                                                                                 179          -           -
  Provision for Deferred Taxes                                                                        (612)          4         249
  Cumulative Effects of Accounting Changes (Notes 1 and 8)                                            (300)         -         (457)
  Venture Capital Activity                                                                            (161)        249        (144)
  Net (Gain) on Sale of Investment Securities                                                          (94)        (12)       (330)
  Net (Gain) on the Sale of Subsidiaries and Affiliates                                                (77)       (417)       (168)
  Changes in Accruals and Other, Net                                                                (1,244)     (1,648)     (1,810)
  Net (Increase) in Trading Account Assets                                                          (1,032)     (5,021)     (4,546)
  Net Increase (Decrease) in Securities Sold, Not Yet Purchased                                        458         162        (962)
                                                                                                 ---------    --------    --------
Total Adjustments                                                                                $     765    $ (1,663)   $ (2,804)
                                                                                                 ---------    --------    --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                              $   2,984    $   (941)   $ (3,261)
                                                                                                 ---------    --------    --------
Cash Flows from Investing Activities
  Net (Increase) Decrease in Deposits at Interest with Banks                                     $    (199)  $     137    $    854
  Purchases of Investment Securities                                                               (31,017)    (27,734)    (38,447)
  Proceeds from Sale of Investment Securities (Note 1)                                               7,886       5,100       8,144
  Maturities of Investment Securities (Note 1)                                                      21,599      21,604      28,882
  Net (Increase) in Federal Funds Sold and Securities Purchased Under
      Resale Agreements                                                                               (958)     (1,831)       (479)
  Net (Increase) in Loans                                                                          (86,698)    (78,426)    (94,904)
  Proceeds from Sales of Loans and Credit Card Receivables                                          82,961      82,746      92,519
  Capital Expenditures on Premises and Equipment                                                      (829)     (1,252)       (929)
  Proceeds from Sales of Premises and Equipment                                                        175         342         394
  Proceeds from Sales of Subsidiaries and Affiliates                                                   230       1,453         926
  Proceeds from Sales of Other Real Estate Owned (OREO)                                              1,740       1,052         617
                                                                                                  --------   ---------    --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                              $  (5,110)  $   3,191    $ (2,423)
                                                                                                 ---------   ---------    --------
Cash Flows from Financing Activities
  Net Increase (Decrease) in Deposits                                                            $   2,816   $  (2,200)   $  4,023
  Net Increase (Decrease) in Federal Funds Purchased and Securities Sold Under
      Repurchase Agreements                                                                         (1,336)      2,633         136
  Proceeds from Issuance of Commercial Paper and Funds Borrowed with Original
      Maturities of Less Than One Year                                                             335,235     360,550     424,475
  Repayment of Commercial Paper and Funds Borrowed with Original Maturities of
      Less Than One Year                                                                          (333,417)   (361,403)   (424,626)
  Proceeds from Issuance of Long-Term Debt                                                           4,682       3,460       4,783
  Repayment of Long-Term Debt and Retirement of Redeemable Preferred Stock                          (6,444)     (6,365)     (4,703)
  Proceeds from Issuance of Preferred Stock                                                            654       1,275       1,222
  Redemption and Repurchase of Preferred Stock                                                           -           -        (650)
  Proceeds from Issuance of Common Stock                                                               302         119          81
  Dividends Paid                                                                                      (313)       (216)       (435)
                                                                                                 ---------    --------    --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                              $   2,179    $ (2,147)   $  4,306
                                                                                                 ---------    --------    --------
Effect of Exchange Rate Changes on Cash and Due from Banks                                       $    (355)   $   (293)   $   (392)
                                                                                                 ---------    --------    --------
Net (Decrease) in Cash and Due from Banks                                                        $    (302)   $   (190)   $ (1,770)
Cash and Due from Banks at Beginning of Year                                                         5,138       5,328       7,098
                                                                                                 ---------   ---------    --------
CASH AND DUE FROM BANKS AT END OF YEAR                                                           $   4,836   $   5,138    $  5,328
Supplemental Disclosure of Cash Flow Information                                                 =========   =========    ========
Cash Paid During the Year for:
  Interest                                                                                       $  14,481   $  14,493    $ 15,379
  Income Taxes                                                                                   $   1,197   $     473         484
Non-Cash Investing Activities
Transfers from Loans to OREO                                                                     $   1,644   $   3,761    $  2,039


Accounting policies and explanatory notes on pages 60-85 form an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET

                                                                               Citibank, N.A. and Subsidiaries
In Millions of Dollars                                             December 31, 1993         December 31, 1992
                                                                   -----------------         -----------------
Assets
Cash and Due from Banks                                                     $  4,005                  $  3,920
Deposits at Interest with Banks                                                7,137                     6,249
Investment Securities (Note 1):
  At Cost (Market value $2,953 in 1993, and $3,043 in 1992)                    2,927                     3,055
  At Lower of Aggregate Cost or Market Value (Market value
    $7,953 in 1993, and  $6,676 in 1992)                                       7,670                     6,360
  At Fair Value                                                                  842                       658
Trading Account Assets                                                        15,259                    14,842
Federal Funds Sold and Securities Purchased Under
  Resale Agreements                                                            4,392                     3,912
Loans (Net of unearned income of $1,062 in 1993, and
  $1,265 in 1992)                                                           $109,459                  $104,038

  Less: Allowance for Credit Losses                                           (3,471)                   (3,003)
                                                                            --------                  --------
  Loans, Net                                                                $105,988                  $101,035
Customers' Acceptance Liability                                                1,512                     1,802
Premises and Equipment, Net                                                    2,973                     2,892
Interest and Fees Receivable                                                   1,803                     1,924
Other Assets (Note 3)                                                         14,634                    12,887
                                                                            --------                  --------
Total                                                                       $169,142                  $159,536
                                                                            ========                  ========
Liabilities
Non-Interest-Bearing Deposits in U.S. Offices                               $ 10,207                  $ 10,754
Interest-Bearing Deposits in U.S. Offices                                     23,077                    24,193
Non-Interest-Bearing Deposits in Offices Outside the U.S.                      6,439                     5,180
Interest-Bearing Deposits in Offices Outside the U.S.                         83,239                    74,863
                                                                            --------                  --------
  Total Deposits                                                            $122,962                  $114,990
Securities Sold, Not Yet Purchased                                             1,473                       679
Purchased Funds and Other Borrowings                                          11,742                    15,721
Acceptances Outstanding                                                        1,530                     1,866
Accrued Taxes and Other Expenses                                               3,740                     2,959
Other Liabilities                                                              8,758                     7,224
Long-Term Debt                                                                 3,089                     3,550
Subordinated Notes                                                             4,700                     3,500
Stockholder's Equity (Note 13)
Capital Stock ($20.00 par value)                                            $    751                  $    751
  Outstanding Shares: 37,534,553 in 1993 and 1992
Surplus                                                                        5,912                     5,280
Retained Earnings                                                              4,485                     3,016
                                                                            --------                  --------
  Total Stockholder's Equity                                                $ 11,148                  $  9,047
                                                                            --------                  --------
Total                                                                       $169,142                  $159,536
                                                                            ========                  ========

Accounting policies and explanatory notes on pages 60-85 form an integral part of the financial statements.

STATEMENT OF ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Citicorp, its wholly owned subsidiary, Citibank, N.A., and their majority-owned subsidiaries, after the elimination of all material intercompany transactions.

  Twenty percent to 50% owned affiliates, other than venture capital investments, are carried under the equity method of accounting and the pro rata share of their income (loss) is included in other revenue. Income from investments in less than 20%-owned companies is recognized when dividends are received.

  Gains and losses on disposition of branches, subsidiaries, affiliates, and other equity investments and charges for management's estimate of impairment in value that is other than temporary are included in other revenue.

  Foreign currency translation, which represents the effects of translating into U.S. dollars, at current exchange rates, financial statements of operations outside the U.S. with a functional currency other than the U.S. dollar, is included in retained earnings in the accompanying consolidated balance sheets, along with related hedge and tax effects.

  The effects of translating foreign currency financial statements of those overseas operations with the U.S. dollar as the functional currency, including those operating in a highly inflationary environment, are included in other revenue, along with related hedge effects.

INVESTMENT SECURITIES

Investment securities are reported in three distinct categories. Debt securities that are expected to be held to maturity are carried at cost, adjusted for amortization of premiums to the earliest call date and accretion of discounts to maturity. Debt securities potentially available for sale and marketable equity securities held for investment are carried at the lower of aggregate cost or market value. Investment securities of venture capital subsidiaries are carried at fair value, with changes in fair value recorded in other revenue (See Note 1).

  Gains and losses on sales of investment securities are computed on a specific identified cost basis.

TRADING ACCOUNT ACTIVITIES

Trading account assets are held in anticipation of short-term market movements and are held for resale to customers. It is Citicorp's policy not to make transfers between investment securities and the trading account. Trading account assets, consisting of securities and money market instruments, are valued at market. Gains and losses, both realized and unrealized, are included in trading account revenue. Interest on trading account assets is included in interest revenue.

  Obligations to deliver securities sold but not yet purchased are also valued at market and recorded on the balance sheet as securities sold, not yet purchased, with the related interest expense presented as interest expense on securities sold, not yet purchased.

  Trading account activities also include derivative contracts, such as financial futures and forward contracts, interest rate swaps, options and similar products. Derivative trading positions are valued at market, with both realized and unrealized gains and losses included in trading account revenue. Foreign exchange trading positions, including spot and forward contracts, are valued monthly at prevailing market rates on a net present value basis, and the resulting gains and losses are included in foreign exchange revenue. For other than short-term derivative and foreign exchange contracts, Citicorp defers, at the inception of each contract, an appropriate portion of the initial market value attributable to ongoing costs, such as servicing and operational activities, and amortizes this amount into trading account or foreign exchange revenue over the life of the contract.

RISK MANAGEMENT ACTIVITIES

Outside of its trading activities, Citicorp manages its exposure to market rate movements by modifying the asset and liability mix, either directly or through the use of derivative financial products. These include interest rate swaps and other derivatives that are designated and effective as hedges, as well as swaps that are designated and effective in modifying the interest rate characteristics of specified assets or liabilities. Consistent with the risk management strategy, revenues and expenses related to these agreements are generally included in net interest revenue over the life of the agreements, and realized gains and losses are deferred and amortized including those related to terminated contracts.

CONSUMER LOANS

The consumer loan category represents loans managed by Citicorp's Global Consumer business.

  Consumer loans are generally written off not later than a predetermined number of days past due on a contractual basis. The number of days is set at an appropriate level by loan product and by country. The policy for suspending accruals of interest on consumer loans varies depending on the terms, security and loan loss experience characteristics of each product, and in consideration of write-off criteria in place.

COMMERCIAL LOANS

When it is determined as a result of evaluation procedures that the payment of interest or principal on a commercial loan is doubtful of collection, the loan is placed on a cash (non-accrual) basis. Where interest or principal is past due for 90 days or more, the loan is placed on a cash basis, except where the loan is well secured and in the process of collection. Any interest accrued on a loan placed on a cash basis is reversed and charged against current earnings. Interest on cash-basis loans is thereafter included in earnings only to the extent actually received in cash. Where there is doubt regarding the ultimate collectibility of the loan principal, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the recorded investment in the loan. Cash-basis loans are returned to an accrual status when all contractual principal and interest amounts are reasonably assured of repayment and there is a sustained period of repayment performance in accordance with the contractual terms.

LEASE FINANCING

Lease financing, included in loans in the consolidated balance sheet, represents Citicorp's share of aggregate rentals on lease financing transactions and residual values net of related unearned income.

  Lease financing transactions substantially represent direct financing leases and also include leveraged leases. Unearned income is amortized under a method which substantially results in an approximate level rate of return when related to the unrecovered lease investment.

  Gains and losses from sales of residual values of leased equipment are included in other revenue.

ALLOWANCE FOR CREDIT LOSSES

Additions to the allowance are made by means of the provision for credit losses charged to expense. Credit losses are deducted from the allowance, and subsequent recoveries are added. The level of net credit losses for the year is a significant factor in determining the appropriate level for the provision for credit losses. Based on management's judgment as to the appropriate level of the allowance for credit losses, the amount actually provided may be greater or less than the net credit losses for the year. The determination of the amount by which the provision should exceed or be less than net credit losses is based on management's current evaluation of the anticipated impact of U.S. and international economic conditions, changes in the character and performance of the portfolios, including non-funds related financial products such as commitments, guarantees, swaps, options, futures and forward agreements, past experience, and other pertinent indicators. This evaluation includes an assessment of the ability of borrowers with foreign currency obligations to obtain the foreign exchange necessary for orderly debt servicing.

  In addition to the allowance for credit losses, Citicorp maintains separate reserves for anticipated losses on portfolios of consumer receivables that have been sold with recourse.

OTHER REAL ESTATE OWNED (OREO)

Upon actual or in-substance repossession, consumer and commercial loans are adjusted to the estimated fair value of the underlying collateral and transferred to Other Real Estate Owned (OREO). OREO properties are reported in other assets net of a valuation allowance for selling costs and net declines in value, as appropriate.

EMPLOYEE BENEFITS

Employee benefits expense includes prior and current service costs of pension and other postretirement benefit plans, which are accrued on a current basis, contributions under the Savings Incentive Plan, the amortization of restricted stock awards under the Stock Incentive Plan, awards under the Executive Incentive Compensation Plan, awards under the Annual Performance Plan, and costs of other employee benefits. Effective January 1, 1993, Citicorp adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (See Note 7). No charges are reflected in earnings due to the granting or exercise of fixed options under the Stock Incentive and the Stock Option Plans or the subscription for or purchase of stock under the Stock Purchase Plan. Compensation expense related to performance-based stock options is recorded over the period to the estimated vesting dates.

  Upon issuance of shares under the Savings Incentive, Stock Option, Stock Incentive, and Stock Purchase Plans, proceeds received in excess of par value are credited to surplus. Upon issuance of treasury shares under the Executive Incentive Compensation and Stock Incentive Plans, the excess of the amount of the awards over the average cost of treasury shares is credited to surplus.

EARNINGS (LOSS) PER SHARE

Earnings per share on common and common equivalent shares is based on net income after deducting total preferred stock dividends, and reflects the dilutive effects of stock options, stock purchase agreements, Conversion Preferred Stock, Series 15, and shares issuable under the Stock Incentive Plan and the Executive Incentive Compensation Plan. The fully diluted computation also considers the dilutive effects of Convertible Preferred Stock, Series 12 and Series 13. Loss per share computations do not include securities that would be anti-dilutive.

  The dilutive effects of shares issuable under options granted pursuant to the Stock Incentive Plan and purchase agreements entered into under the Stock Purchase Plan are computed using the treasury stock method and included in the computation as common equivalent shares.

  Options were also granted under the former Stock Option Plans, including tandem options granted prior to January 1, 1988, giving the employee the alternative to purchase either market value or book value shares up to the expiration date at exercise prices fixed at the date of grant. Market value stock available under these options is Citicorp common stock that is not restricted by Citicorp as to resale and can be sold by the staff member in the market. Book value stock is Citicorp common stock that is issued at a price equal to book value per share and can only be exchanged for market value shares of equivalent value at the time of exchange, but which has the same voting, dividend, and liquidation rights as market value shares. Effective January 1, 1988, no further options are granted for the purchase of book value shares.

  If circumstances are such that purchase of market value shares clearly represents the economically preferable alternative to the employee under these tandem options, the earnings per share computation includes common equivalent shares representing the dilutive effect calculated using the treasury stock method. If circumstances indicate that purchase of book value shares is the economically preferable alternative, the book value shares under option enter into the earnings per share computation using the two-class method. Under the two-class method, book value shares issuable under the options are added to the number of shares used to compute earnings per share, but only as to the undistributed portion of earnings.

  Conversion Preferred Stock, Series 15 is included in the computation as common equivalent shares, and Convertible Preferred Stock, Series 12 and Series 13 is included in the fully diluted computation, using the "if converted" method, if dilutive. Under the "if converted" method, conversion into common shares is assumed and the related preferred stock dividends are added back to income applicable to common stock.

  Shares issuable under the Executive Incentive Compensation Plan are included in the computation as common equivalent shares if market value shares and under the two-class method if book value shares, and the amount of after-tax dividend equivalents on shares issuable is added back to income applicable to common stock for purposes of the computation.

INCOME TAXES

Effective January 1, 1993, Citicorp adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," and reported the cumulative effect of the change in the 1993 Statement of Operations (See Note
8). Deferred taxes are recorded for the future tax consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates, including an appropriate provision for taxes on undistributed income of subsidiaries and affiliates. Under SFAS No. 109, deferred tax assets are recognized subject to management's judgment that realization is more likely than not. Prior to the adoption of SFAS No. 109, Citicorp applied Accounting Principles Board Opinion No. 11.

CASH FLOWS

Cash flows from hedging and risk management activities are classified in the same category as the related assets and liabilities. Cash equivalents are defined for purposes of the Statement of Cash Flows as those amounts included in cash and due from banks.

NOTES TO FINANCIAL STATEMENTS

1. FINANCIAL INSTRUMENTS

As a global financial services institution, Citicorp's activities involve a wide variety of financial instruments and transactions with a diverse group of corporations, governments, institutional investors, and individual consumers. Citicorp provides these instruments as products to its customers and also uses them in connection with its own activities. These products include financial assets and liabilities as well as off-balance sheet financial instruments.

  Financial instrument transactions are subject to credit standards, financial controls, and risk-limiting and monitoring procedures. Collateral requirements are made on a case-by-case evaluation of each customer and product. Collateral held varies but may include cash, securities, receivables, real estate, and other assets.

  Following are explanatory notes regarding certain financial instruments, organized as follows:
A. Financial Assets
B. Financial Liabilities
C. Off-Balance Sheet Financial Instruments
D. Concentrations of Credit Risk
E. Estimated Fair Value of Financial Instruments

A. FINANCIAL ASSETS

LOANS

The consumer loan category represents loans managed by Citicorp's Global Consumer business. This is generally defined as including loans to individual consumers throughout the world to meet their borrowing requirements for housing, automobiles, and other personal and family purposes. The consumer category also includes indirect types of consumer finance, such as dealer floor-plan lending, and loans generated through the community banking and private banking activities of the Global Consumer business. The commercial loan category represents loans managed by Citicorp's Global Finance and North America Commercial Real Estate businesses together with the Cross-Border Refinancing Portfolio.

CONSUMER LOANS OUTSTANDING


IN MILLIONS OF DOLLARS AT YEAR END                               1993     1992
                                                                 ----     ----
IN U.S. OFFICES
Mortgage and Real Estate (1) (2) (3)                          $22,719  $26,140
Installment, Revolving Credit and Other
  Consumer Loans                                               22,490   21,509
Lease Financing                                                   152      353
                                                              -------  -------
                                                              $45,361  $48,002
                                                              -------  -------
IN OFFICES OUTSIDE THE U.S.
Mortgage and Real Estate (1) (4)                              $13,908  $12,863
Installment, Revolving Credit and Other
  Consumer Loans                                               25,355   23,011
Lease Financing                                                   672      746
                                                              -------  -------
                                                              $39,935  $36,620
                                                              =======  =======
                                                              $85,296  $84,622
Unearned Income                                                  (942)  (1,169)
                                                              -------  -------
CONSUMER LOANS--NET                                           $84,354  $83,453
                                                              =======  =======

(1) Loans secured primarily by real estate.
(2) Includes $4.2 billion and $4.3 billion of commercial real estate loans related to community banking and private banking activities at December 31, 1993 and 1992, respectively.
(3) Includes $6.3 billion and $6.6 billion of residential mortgage loans held for sale and carried at the lower of aggregate cost or market value at December 31, 1993 and 1992, respectively.
(4) Includes approximately $1.4 billion and $1.0 billion of loans secured by commercial real estate at December 31, 1993 and 1992, respectively.

  Citicorp's consumer loans on which accrual of interest has been suspended amounted to $2,863 million, $3,129 million, and $3,494 million at December 31, 1993, 1992, and 1991, respectively. Foregone revenue from consumer loans on which accrual of interest has been suspended was as follows:

IN MILLIONS OF DOLLARS                                   1993     1992     1991
                                                         ----     ----     ----
Interest Revenue that would have been Accrued
  at Original Contractual Rates                          $332     $363     $362
Amount Recognized as Interest Revenue                     108      123      122
                                                         ----     ----     ----
FOREGONE REVENUE                                         $224     $240     $240
                                                         ====     ====     ====

COMMERCIAL LOANS OUTSTANDING

IN MILLIONS OF DOLLARS AT YEAR END                               1993      1992
                                                                 ----      ----
IN U.S. OFFICES
Commercial and Industrial(1)                                   $8,969   $10,168
Mortgage and Real Estate(2)                                     7,440     9,194
Loans to Financial Institutions                                   269       271
Lease Financing                                                 3,541     3,547
                                                              -------   -------
                                                              $20,219   $23,180
                                                              =======   =======
IN OFFICES OUTSIDE THE U.S.
Commercial and Industrial (1)                                 $23,624   $21,332
Mortgage and Real Estate (2)                                    2,201     2,657
Loans to Financial Institutions                                 3,123     3,300
Governments and Official Institutions                           4,807     5,055
Lease Financing                                                   800       927
                                                              -------   -------
                                                              $34,555   $33,271
                                                              =======   =======
                                                              $54,774   $56,451
Unearned Income                                                  (161)     (194)
                                                              -------   -------
Commercial Loans--Net                                         $54,613   $56,257
                                                              =======   =======

(1) Includes loans not otherwise separately categorized.
(2) Loans secured primarily by real estate.

Cash-basis commercial loans were $3,515 million, $5,424 million, and $7,362 million at December 31, 1993, 1992, and 1991, respectively. Renegotiated commercial loans were $708 million, $323 million, and $84 million at December 31, 1993, 1992, and 1991, respectively. Foregone revenue from cash-basis and renegotiated commercial loans was as follows:

IN MILLIONS OF DOLLARS                                   1993     1992     1991
                                                         ----     ----     ----
Interest Revenue that would have been Accrued at
  Original Contractual Rates(1)                          $357     $678     $907
Amount Recognized as Interest Revenue(2) (3)              208      328      489
                                                         ----     ----     ----
Foregone Revenue                                         $149     $350     $418
                                                         ====     ====     ====

(1) Includes $216 million, $427 million, and $496 million in U.S. offices; and $141 million, $251 million, and $411 million in offices outside the U.S. in 1993, 1992, and 1991, respectively.
(2) Represents interest recognized on cash-basis and renegotiated loans: $61 million, $90 million, and $138 million in U.S. offices and $147 million, $238 million, and $351 million in offices outside the U.S. in 1993, 1992, and 1991, respectively.
(3) Includes approximately $97 million in 1993, $130 million in 1992, and $196 million in 1991 of interest on Brazilian medium- and long-term outstandings, of which $21 million in 1993, $74 million in 1992, and $116 million in 1991 relate to prior years.

CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES

IN MILLIONS OF DOLLARS                          1993      1992     1991
                                                ----      ----     ----
Balance At Beginning Of Year                  $3,859    $3,308   $4,451
ADDITIONS
Provision for Credit Losses                   $2,600    $4,146   $3,890
DEDUCTIONS
Consumer Credit Losses                        $1,749    $2,238   $2,130
Consumer Credit Recoveries                      (339)     (319)    (327)
                                              ------    ------   ------
  Net Consumer Credit Losses                  $1,410    $1,919   $1,803

Commercial Credit Losses                      $  928    $1,817   $3,233
Commercial Credit Recoveries                    (279)     (160)    (102)
                                              ------    ------   ------
  Net Commercial Credit Losses                $  649    $1,657   $3,131
OTHER--NET(1)                                    (21)      (19)     (99)
                                              ------    ------   ------
BALANCE AT END OF YEAR                        $4,379    $3,859   $3,308
                                              ======    ======   ======

(1) Principally reflects transfers relating to reserves for anticipated losses on portfolios of consumer receivables that have been sold with recourse.

INVESTMENT SECURITIES

                                                                December 31, 1993                                 December 31, 1992
                                    ---------------------------------------------    ----------------------------------------------
                                                    GROSS         GROSS                               GROSS         GROSS
                                    CARRYING   UNREALIZED    UNREALIZED    MARKET    CARRYING    UNREALIZED    UNREALIZED    MARKET
IN MILLIONS OF DOLLARS                 VALUE        GAINS        LOSSES     VALUE       VALUE         GAINS        LOSSES     VALUE
- --------------------------------------------   ----------    ----------    ------    --------    ----------    ----------    ------
COST
U.S. Treasury and Federal Agency     $ 3,781      $    29       $     2   $ 3,808     $ 4,182       $     2       $    --   $ 4,184
State and Municipal                        9            1            --        10          --            --            --        --
Foreign Government                     1,314           10            14     1,310       1,947             6            18     1,935
U.S. Corporate                            45           --            --        45         126            --             1       125
Other Debt Securities                    488            5            --       493         260             3             3       260
                                     -------      -------       -------   -------     -------       -------       -------   -------
  Total Debt Securities              $ 5,637      $    45       $    16   $ 5,666     $ 6,515       $    11       $    22   $ 6,504
                                     =======      =======       =======   =======     =======       =======       =======   =======
LOWER OF AGGREGATE COST OR
 MARKET VALUE
U.S. Treasury and Federal Agency     $ 2,095      $   102       $     7   $ 2,190     $ 2,520       $   131       $     4   $ 2,647
State and Municipal                      695           12             3       704          46             1            --        47
Foreign Government                     3,278          117             4     3,391       2,532            77            13     2,596
U.S. Corporate                           192           --             7       185          35            --            --        35
Other Debt Securities                  1,431           42            --     1,473         614            63            63       614
                                     -------      -------       -------   -------     -------       -------       -------   -------
  Total Debt Securities              $ 7,691      $   273       $    21   $ 7,943     $ 5,747       $   272       $    80   $ 5,939
Equity Securities                      1,014          154            23     1,145       1,466           208            39     1,635
                                     -------      -------       -------   -------     -------       -------       -------   -------
  Total                              $ 8,705      $   427       $    44   $ 9,088     $ 7,213       $   480       $   119   $ 7,574
                                     =======      =======       =======   =======     =======       =======       =======   =======
FAIR VALUE
Venture Capital                      $ 1,489      $    --       $    --   $ 1,489     $ 1,328       $    --       $    --   $ 1,328
                                     -------      -------       -------   -------     -------       -------       -------   -------
                                     $15,831      $   472       $    60   $16,243     $15,056          $491       $   141   $15,406
                                     =======      =======       =======   =======     =======       =======       =======   =======

  During 1992, Citicorp, in its overall review of balance sheet management, identified a portion of debt securities within its investment portfolio as potentially available for sale. At December 31, 1993 and 1992 these securities are carried at the lower of aggregate amortized cost or market value (LOCOM), as are equity securities that are not held by Citicorp venture capital subsidiaries. The reevaluation had no effect on earnings or capital.

  Effective January 1, 1994, Citicorp will adopt Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." See Note 12 for further reference to the future impact of the new standard.

  Cash proceeds from sales and maturities of investment securities at cost totaled $16.4 billion during 1993, $24.6 billion during 1992, and $35.6 billion during 1991. Of these amounts, sales of debt securities at cost totaled $3.9 billion during 1992 and $6.7 billion during 1991 (none in 1993). Future sales from this portfolio are not anticipated. For the years ended December 31, 1992 and 1991, gross realized gains on sales of debt securities at cost totaled $36 million and $47 million, respectively. For the years ended December 31, 1992 and 1991, gross realized losses on sales of debt securities at cost totaled $18 million and $17 million, respectively.

  Cash proceeds from sales and maturities of investment securities at LOCOM totaled $13.1 billion during 1993, $2.1 billion during 1992, and $1.4 billion during 1991. Of these amounts, sales of debt securities at LOCOM totaled $7.6 billion during 1993 and $0.8 billion during 1992. For the years ended December 31, 1993, 1992, and 1991, gross realized gains on sales of investment securities at LOCOM totaled $134 million, $83 million, and $396 million, respectively, of which $122 million and $9 million related to debt securities at LOCOM for 1993 and 1992, respectively. For the years ended December 31, 1993, 1992, and 1991, gross realized losses on sales of investment securities at LOCOM totaled $40 million, $89 million, and $96 million, respectively, of which $17 million and $8 million related to debt securities at LOCOM for 1993 and 1992, respectively.

  Citicorp's venture capital subsidiaries include subsidiaries registered as Small Business Investment Companies (SBIC) and those other subsidiaries which engage exclusively in venture capital activities. During the third quarter of 1991 Citicorp changed, effective January 1, 1991, its accounting practice for investments of its venture capital subsidiaries, whereby these investments are carried at fair value, with changes in fair value recognized in earnings. Previously, these investments were carried at the lower of aggregate cost or fair value. The cumulative effect of this accounting change is reported separately on the 1991 Consolidated Statement of Operations, net of related costs and income taxes. The fair value of publicly-traded securities held by venture capital subsidiaries is generally based upon quoted market prices. In certain situations, including thinly traded securities, large block holdings, restricted shares or other special situations, the quoted market price is adjusted in good faith to produce an estimate of the attainable fair value for the securities. For securities that are not publicly traded, good faith estimates of fair value have been made for each venture capital investment based upon review of the investee's financial results, condition, and prospects. For the years ended December 31, 1993, 1992, and 1991, net gains on investments held by venture capital subsidiaries totaled $143 million, $192 million, and $231 million, respectively, of which $383 million, $338 million, and $292 million, respectively, represented gross unrealized gains and $269 million, $257 million, and $158 million, respectively, represented gross unrealized losses.

INTEREST AND DIVIDENDS ON INVESTMENT SECURITIES

IN MILLIONS OF DOLLARS                                     1993    1992    1991
                                                           ----    ----    -----
COST
U.S. Treasury and Federal Agency                          $  93   $ 208   $  294
State and Municipal                                          --       7       29
All Other Debt Securities                                   188     478      661
                                                          -----   -----   ------
  Total Debt Securities                                   $ 281   $ 693   $  984
                                                          =====   =====   ======
LOWER OF AGGREGATE COST OR MARKET VALUE
U.S. Treasury and Federal Agency                          $ 128   $  30   $   --
State and Municipal                                          11       1       --
All Other Debt Securities                                   441      76       --
                                                          -----   -----   ------
  Total Debt Securities                                   $ 580   $ 107   $   --
Equity Securities                                            39      50       84
                                                          -----   -----   ------
TOTAL                                                     $ 619   $ 157   $   84
                                                          =====   =====   ======
FAIR VALUE
Venture Capital                                           $  50   $  25   $   13
                                                          -----   -----   ------
TOTAL                                                     $ 950   $ 875   $1,081
                                                          =====   =====   ======

CARRYING VALUE, MARKET VALUE, AND YIELD OF DEBT SECURITIES BY CONTRACTUAL MATURITY DATE AS OF DECEMBER 31, 1993(1)


                                                           U.S. TREASURY AND                      STATE AND             ALL OTHER
IN MILLIONS OF DOLLARS AT YEAR END                            FEDERAL AGENCY                      MUNICIPAL       DEBT SECURITIES(2)
- ----------------------------------------------------------------------------   ----------------------------   -------------------
                                               CARRYING     MARKET              CARRYING    MARKET            CARRYING     MARKET
COST PORTFOLIO                                    VALUE      VALUE     YIELD(3)    VALUE     VALUE    YIELD(3)   VALUE      VALUE
- ----------------------------------------------------------------------------   ----------------------------   -------------------
Due Within 1 Year                                $2,523     $2,523     2.90%      $    3    $    3    7.40%     $1,197     $1,201
After 1 but Within 5 Years                          580        585     6.26%           3         3    7.54%        361        363
After 5 but Within 10 Years                         175        176     8.09%          --        --       --        237        231
After 10 Years                                      503        524     8.13%           3         4    9.20%         52         53
                                                 ------     ------                ------    ------              ------     ------
TOTAL                                            $3,781     $3,808     4.41%      $    9    $   10    8.11%     $1,847     $1,848
- -------------------------------------------------================================================================================
As of December 31, 1992                          $4,182     $4,184     3.21%      $   --    $   --       --     $2,333     $2,320
As of December 31, 1991                          $4,888     $5,043     6.39%      $  214    $  220    7.28%     $6,505     $6,488
- -------------------------------------------------================================================================================
Lower of Aggregate Cost or Market Value Portfolio
Due Within 1 Year                                $  262     $  264     4.56%        $ --      $ --       --     $1,970     $1,963
After 1 but Within 5 Years                          888        892     5.05%          18        18    6.26%      2,125      2,238
After 5 but Within 10 Years                         229        243     6.08%          26        27    4.98%        760        808
After 10 Years                                      716        791     7.76%         651       659    4.92%         46         40
                                                 ------     ------                  ----      ----              ------     ------
TOTAL                                            $2,095     $2,190     6.04%        $695      $704    4.95%     $4,901     $5,049
- -------------------------------------------------================================================================================
As of December 31, 1992                          $2,520     $2,647     6.68%        $ 46      $ 47    6.39%     $3,181     $3,245
- -------------------------------------------------================================================================================

(1) Excludes equity securities, substantially all of which have no contractual maturity, and investments held by venture capital subsidiaries.
(2) Yield information was not readily available.
(3) Represents weighted average yield based on the carrying value of the respective investment securities.

B. FINANCIAL LIABILITIES
PURCHASED FUNDS AND OTHER BORROWINGS

Purchased funds and other borrowings represent liabilities with original maturities of less than one year, and included federal funds purchased and securities sold under repurchase agreements of $9,649 million, commercial paper of $1,005 million (including $671 million issued by The Student Loan Corporation, an 80% owned subsidiary) and other funds borrowed of $6,123 million as of December 31, 1993. Comparable amounts as of December 31, 1992 were $11,061 million, $424 million, and $6,635 million, respectively.

LONG-TERM DEBT
ORIGINAL MATURITIES OF ONE YEAR OR MORE(1)

In Millions of Dollars at Year End                                    1993        1992
- --------------------------------------------------------------------------------------
                                                        Various
                                           Various    Floating-
                                        Fixed-Rate         Rate
                                              Debt         Debt
                                       Obligations  Obligations       Total      Total
- --------------------------------------------------------------------------------------
PARENT COMPANY
Due in 1993                                 $   --      $    --     $    --    $ 2,516
Due in 1994                                  1,502          773       2,275      1,872
Due in 1995                                  1,060          631       1,691      1,199
Due in 1996                                    962          286       1,248      1,342
Due in 1997                                    556           91         647        910
Due in 1998                                    177        1,071       1,248      1,251
Due in 1999-2003                             1,264        1,400       2,664        963
Due in 2004-2008                               693          696       1,389        763
Due in 2009 and
  Thereafter                                   338          456         794        794
                                            ------       ------     -------    -------
                                            $6,552       $5,404     $11,956    $11,610
                                            ------       ------     -------    -------

SUBSIDIARIES
Due in 1993                                 $   --       $   --     $    --    $ 1,553
Due in 1994                                    617           47         664        560
Due in 1995                                    372          368         740        932
Due in 1996                                    476          881       1,357      1,140
Due in 1997                                     96          164         260        376
Due in 1998                                    283          102         385        232
Due in 1999-2003                               210          201         411        393
Due in 2004-2008                                63           99         162         77
Due in 2009 and
  Thereafter                                    --           48          48         13
                                            ------       ------     -------    -------
                                            $2,117       $1,910     $ 4,027    $ 5,276
                                            ------       ------     -------    -------
Total                                       $8,669       $7,314     $15,983    $16,886
- --------------------------------------================================================

(1) Maturity distribution is based upon contractual maturities or earlier dates at which debt is repayable at the option of the holder, due to required mandatory sinking fund payments or due to call notices issued.

  Long-term debt is denominated in various currencies with both fixed and floating interest rates. The interest rates on floating-rate long-term debt are determined periodically by formulas based on certain money market rates or, in certain instances, by minimum interest rates as specified in the agreements governing the respective borrowings. In addition, Citicorp may modify the interest rate characteristics of long-term debt in connection with its risk management activities. A portion of long-term debt of subsidiaries represents local currency borrowings in certain economies where prevailing interest rates are exceptionally high relative to those in the U.S. and other countries.

  Parent Company fixed-rate long-term debt at December 31, 1993 is denominated in U.S. dollars, Japanese yen, and Deutsche marks. This debt matures over the period to 2017 with interest rates ranging from 4.80% to 10.75% at December 31, 1993 and 6.00% to 10.88% at December 31, 1992. The weighted-average interest rates were 8.15% and 8.46% at December 31, 1993 and 1992, respectively.

  Parent Company floating-rate long-term debt is denominated in U.S. dollars and matures over the period to 2035 with interest rates ranging from 2.78% to 6.50% at December 31, 1993 and 3.34% to 5.09% at December 31, 1992. The
weighted-average interest rates were 4.37% and 4.60% at December 31, 1993 and 1992, respectively.

  Approximately 63% of subsidiary long-term debt at December 31, 1993 is denominated in various foreign currencies, primarily Australian dollars, Italian lire, Canadian dollars, British pounds sterling, and Deutsche marks. Fixed-rate subsidiary long-term debt matures over the period to 2007 with interest rates ranging from 3.32% to 23.00% at December 31, 1993 and 4.00% to 37.00% at December 31, 1992. Floating-rate subsidiary long-term debt matures over the period to 2023 with interest rates ranging from 1.75% to 35.3% as of December 31, 1993 and 2.00% to 35.3% as of December 31, 1992. The weighted-average interest rates on subsidiary long-term debt were 8.49% at December 31, 1993 and 8.76% at December 31, 1992. The floating-rate subsidiary long-term debt rates exclude rates related to debt in highly inflationary countries of $14 million and $21 million at December 31, 1993 and 1992, respectively.

  At December 31, 1993 and 1992, approximately 19% and 20%, respectively, of subsidiary long-term debt was guaranteed by Citicorp. Of the debt not guaranteed by Citicorp, approximately 44% and 41% was secured by the assets of the subsidiary as of December 31, 1993 and 1992, respectively.

  At December 31, 1992, outstanding 5-3/4% convertible subordinated notes due in 2000 were $2.6 million. The notes were convertible at the option of the holder into Citicorp common stock at a conversion price of $20.50 per share, subject to adjustment in certain events. All of the notes were converted in 1993.

  Certain of the agreements under which long-term debt obligations were issued prohibit Citicorp, under certain conditions, from paying dividends in shares of Citibank capital stock and from creating encumbrances on such shares.

SUBORDINATED CAPITAL NOTES


In Millions of Dollars at Year End                             1993        1992
- -------------------------------------------------------------------------------
PARENT COMPANY
Floating-Rate Subordinated Capital Notes
  Due 1996                                                   $   --      $  500
9% Subordinated Capital Notes Due 1999                          300         300
9-3/4% Subordinated Capital Notes Due 1999                      300         300
Floating-Rate Subordinated Capital
  Notes with No Stated Maturity                                 500         500
                                                             ------      ------
                                                             $1,100      $1,600
                                                             ------      ------
SUBSIDIARIES
12-1/2% Subordinated Capital Notes
  Due 1996                                                   $   --      $  350
Floating-Rate Subordinated Capital Notes
  Due 1996                                                      550         550
Floating-Rate Subordinated Capital Notes
  Due 1997                                                      500         500
8-3/4% Subordinated Capital Notes
  Due 1998                                                       --         250
                                                             ------      ------
                                                             $1,050      $1,650
                                                             ------      ------
TOTAL                                                        $2,150      $3,250
- -------------------------------------------------------------------------------

  The subordinated capital notes will be exchanged for capital securities that will have a market value equal to the principal amounts of the notes. At the option of the issuer, the exchange may be for common stock, non-redeemable preferred stock, or other marketable capital securities of Citicorp. Alternatively, the issuer will unconditionally undertake to sell capital securities on behalf of the holders who elect to receive cash for capital securities upon an exchange of the notes, in an amount sufficient to pay the principal of such notes. Under certain circumstances, some issues of subordinated capital notes may be redeemed for cash.

  Subordinated capital notes can be exchanged prior to maturity at the option of Citicorp or the Citicorp subsidiary that issued the notes (except for the 9% and 9-3/4% Subordinated Capital Notes, Due 1999, which will be exchanged at maturity). The Floating-Rate Subordinated Capital Notes with No Stated Maturity can be exchanged at the election of the holder commencing in 2016.

  Subordinated capital notes of subsidiaries are unconditionally guaranteed on a subordinated basis by Citicorp.

  Because the type of securities to be issued at maturity will be at the option of Citicorp or the Citicorp subsidiary that issued the notes, and because the amount of securities to be issued will depend on their future market values, the amount and type of securities to be issued at maturity or redemption of the notes cannot be determined. If common stock is issued, some dilution of earnings per share may occur.

  If Citicorp's consolidated retained earnings and surplus accounts become negative, the subordinated capital notes with no stated maturity must be exchanged for marketable capital securities of Citicorp, as discussed above.

  Certain of the agreements under which the notes are issued prohibit Citicorp, under certain conditions, from paying dividends in shares of Citibank capital stock.

  The interest rates on the floating-rate issues are determined periodically by formulas based on certain money-market rates or, in certain instances, by minimum interest rates, as specified in the agreements governing the respective issues. Citicorp may defer payment of interest on the Floating-Rate Subordinated Capital Notes with No Stated Maturity if no dividends have been declared on common stock and preferred stock of Citicorp in the preceding six months. The interest rates on floating-rate issues ranged from 3.625% to 5.25% at December 31, 1993, and 3.875% to 5.25% at December 31, 1992. The weighted-average interest rates were 4.64% and 4.85% at December 31, 1993 and 1992 respectively.

  During 1993, the Parent Company Floating Rate Subordinated Capital Notes Due 1996, the 12-1/2% Subordinated Capital Notes Due 1996 and the 8-3/4% Subordinated Capital Notes Due 1998 were redeemed for cash. On February 4, 1994, a notice of redemption for cash was issued for $400 million of Subsidiary Floating-Rate Subordinated Capital Notes Due 1996.

REDEEMABLE PREFERRED STOCK

  At December 31, 1993 and 1992, 270,000 and 360,000 shares, respectively, of non-voting redeemable preferred stock were issued and outstanding, subject to redemption at a price of $100 per share through a mandatory sinking fund.
During both 1993 and 1992, Citicorp redeemed $1 million of the Adjustable Rate Cumulative Preferred Stock, Seventh Series, as scheduled. From 1994 to 2005, $1 million must be retired each year, and from 2006 onwards, $3 million must be retired each year. In addition, Citicorp may at its option redeem in any one year up to 80,000 shares of the Adjustable Rate Cumulative Preferred Stock, Seventh Series at $100 per share. During 1993, Citicorp redeemed $8 million under this optional redemption right. An additional $8 million was redeemed in January 1994.

  Total dividends declared on redeemable preferred stock were $3 million in 1993, $3 million in 1992, and $4 million in 1991. Dividends, which are cumulative, are payable semiannually. The dividend rate was adjusted on November 1, 1991 and will be determined every three years on November 1 until 2009 by a formula based on certain money market rates. The weighted-average dividend rate per share was $7.98, $7.98, and $8.91 for the years ended December 31, 1993, 1992, and 1991, respectively.

C. OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
DERIVATIVE AND FOREIGN EXCHANGE PRODUCTS

  Citicorp offers derivative and foreign exchange futures, forwards, options, and swaps, which enable customers to transfer, modify, or reduce their interest rate, foreign exchange, and other market risks, and also trades these products for its own account. In addition, Citicorp employs derivatives and foreign exchange contracts among other instruments as an end-user in connection with its risk management activities.

  Futures and forward contracts are commitments to buy or sell at a future date a financial instrument or currency at a contracted price, and may be settled in cash or through delivery. Swap contracts are commitments to settle in cash at a future date or dates, based on differentials between specified financial indices, as applied to a notional principal amount. Option contracts give the acquirer, for a fee, the right, but not the obligation, to buy or sell within a limited time a financial instrument or currency at a contracted price that may also be settled in cash, based on differentials between specified indices.

  The market and credit risks associated with these products, as well as the operating risks, are similar to those relating to other types of financial instruments. Market risk is the exposure created by potential fluctuations in interest rates, foreign exchange rates, and other values, and is a function of the type of product, the volume of transactions, the tenor and terms of the agreement, and the underlying volatility. Citicorp's management of market risk involves monitoring procedures which include an objective measurement system, risk limits at appropriate control levels, and timely reports to line and senior management.

  Credit risk is the exposure to loss in the event of non-performance by the other party to the transaction. For these products, the amount due to or from a counterparty will change as a result of movements in market values. Credit risk is controlled through credit approvals, limits, and monitoring procedures. The recognition in earnings of unrealized gains on these transactions is dependent on management's assessment as to collectibility.

  Citicorp has a significant presence in the derivative and foreign exchange markets. The following table presents the aggregate notional principal amounts of Citicorp's outstanding contracts at December 31, 1993 and 1992:


IN BILLIONS                   INTEREST RATE   FOREIGN EXCHANGE    COMMODITY AND
OF DOLLARS AT YEAR END            PRODUCTS            PRODUCTS  EQUITY PRODUCTS
- -------------------------------------------------------------------------------
                             1993     1992     1993     1992     1993      1992
- -------------------------------------------------------------------------------
Futures Contracts          $195.6    $91.2  $   0.1  $   0.1  $   1.7  $    1.0
Forward Contracts           227.1    162.0    976.4    788.1      1.9       1.4
Swap Agreements             244.3    217.0     31.7     37.6      2.0       1.2
Purchased Options           103.9     79.9     44.0     43.1      6.1       9.0
Written Options              87.5     61.3     43.7     41.1      9.0       4.9
- -------------------------------------------------------------------------------

  Notional principal amounts are often used to express the volume of these transactions but do not reflect the extent to which positions may offset one another. These amounts do not represent the much smaller amounts potentially subject to risk.

  Citicorp's current credit exposure related to derivative and foreign exchange products included in the trading portfolio can be estimated by calculating the present value of the cost of replacing, at current market rates, all outstanding contracts; this estimate does not consider the impact that future changes in interest and foreign exchange rates would have on such costs. The gross aggregate unrealized gains based on current market values were $8.5 billion and $6.2 billion for all interest rate contracts and $14.2 billion and $23.3 billion for foreign exchange contracts at December 31, 1993 and December 31, 1992, respectively, and $0.8 billion for commodity and equity contracts as of December 31, 1993 (information not available as of December 31, 1992). These amounts are presented before the effects of master netting agreements, which mitigate credit risk by permitting the offset of amounts due from and to individual counterparties in the event of counterparty default. Master netting agreements would reduce gross unrealized gains by approximately $4.8 billion as of December 31, 1993. Additionally, commitments to purchase when-issued securities were $0.1 billion and $0.9 billion at December 31, 1993 and 1992, respectively. Credit losses related to these derivative products were $20 million in 1993, $94 million in 1992, and $33 million in 1991, with the higher 1992 amount reflecting commercial real estate related exposures.

LOAN COMMITMENTS

  Citicorp and its subsidiaries had outstanding unused commitments to make or purchase loans, to purchase third-party receivables, to provide note issuance facilities or revolving underwriting facilities, to extend credit in the form of lease financing, or to extend check credit and related plans to consumers of $64.1 billion at December 31, 1993 and $55.8 billion at December 31, 1992. The majority of these commitments are at a floating interest rate. In addition, there were $71.8 billion and $64.7 billion of unused commitments to extend credit to consumers in the form of retail credit cards at December 31, 1993 and December 31, 1992, respectively. The majority of these commitments are contingent upon customers maintaining specific credit standards.

  Commercial commitments generally have fixed expiration dates and may require payment of fees. Such fees (net of certain direct costs) are deferred and, upon exercise of the commitment, amortized over the life of the loan or, if exercise is deemed remote, amortized over the commitment period.

LOANS SOLD WITH RECOURSE

Citicorp and its subsidiaries are obligated under various recourse provisions related to the sales of loans or sales of participations in pools of loans. Total loans sold with recourse, except sales of participations in pools of credit card receivables and mortgage loans securitized under Government National Mortgage Association (GNMA) agreements, which are described below, totaled $22.5 billion and $31.7 billion at December 31, 1993 and 1992, respectively. The maximum obligation under recourse provisions on these sold loans was approximately $6.9 billion and $9.0 billion at December 31, 1993 and 1992, respectively. Of these amounts, approximately 97% at December 31, 1993 and 98% at December 31, 1992 related to sales of residential mortgages. The net decrease in total loans sold with recourse during 1993 of $9.2 billion primarily represents an increase in the level of prepayments. Citicorp also has secondary recourse obligations under sale/servicing agreements with GNMA covering approximately $3.3 billion of residential mortgages at December 31, 1993 and $5.5 billion at December 31, 1992.

  Certain Citicorp subsidiaries have sold participations in pools of credit card receivables of $23.9 billion at December 31, 1993 and $25.6 billion at December 31, 1992. Excess servicing fees are recognized over the life of each sale transaction. The excess servicing fee is based upon the sum of finance charges and fees received from cardholders and interchange revenue earned on cardholder transactions, less the sum of the yield paid to investors, transaction costs, credit losses, and a normal servicing fee, which is also retained by certain Citicorp subsidiaries as servicers. As specified in each sale agreement, the excess servicing fee collected each month is deposited in an escrow account, up to a predetermined maximum amount, and is available over the remaining term of each sale transaction to make payments of yield, fees, and transaction costs in the event that current finance charges, fees, and interchange revenue are not sufficient. When the escrow account reaches the predetermined amount, excess servicing fees are passed directly to the Citicorp subsidiary that sold the receivables. The amount available in the escrow account is included in other assets and was $730 million at December 31, 1993 and $772 million at December 31, 1992.

  Citicorp maintains reserves, outside of the allowance for credit losses, relating to asset securitization programs discussed above. These reserves totaled $527 million at December 31, 1993 and $544 million at December 31, 1992.

STANDBY LETTERS OF CREDIT

  Standby letters of credit are used in various transactions to enhance the credit standing of Citibank customers. Standby letters of credit are irrevocable assurances that Citibank will make payment in the event that a Citibank customer cannot perform its obligations to third parties.

  Citibank issues standby letters of credit on behalf of its customers for five primary purposes: to ensure contract performance and irrevocably assure payment by the customer under supply, service, and maintenance contracts or construction projects; to provide a payment mechanism for a customer's third-party obligations; to act as a substitute for an escrow account; to assure payment by a foreign reinsurer to a U.S. insurer; and to assure payment of specified financial obligations of a customer. Fees are recognized ratably over the term of the standby letter of credit.

  The following table presents the outstanding standby letters of credit by type at December 31, 1993 and 1992:

                                                                                                                1993           1992

- -----------------------------------------------------------------------------------------------------------------------------------

                                                    EXPIRE    AFTER 1 BUT                PERCENTAGE           AMOUNT         AMOUNT

                                                    WITHIN         WITHIN      AFTER      COLLATER-             OUT-           OUT-

IN MILLIONS OF DOLLARS AT YEAR END                  1 YEAR        5 YEARS    5 YEARS         ALIZED         STANDING       STANDING

- -----------------------------------------------------------------------------------------------------------------------------------

TYPE
Bid Guarantee, Performance                          $2,504         $1,319     $  209         12.55%          $ 4,032        $ 5,119

Clean Payment                                          536            120        124          7.21%              780            874

Options, Purchased Securities, Escrow                1,648            299        190         19.87%            2,137          1,190

Insurance, Surety                                    6,149            721        380         43.97%            7,250          8,510

Backstop State, County, and Municipal Securities        86            236         85           .84%              407            639

All Other Debt Related                               4,347          3,313        623         10.74%            8,283          8,365

                                                   -------         ------     ------                         -------        -------

TOTAL                                              $15,270         $6,008     $1,611         22.14%          $22,889        $24,697

- ---------------------------------------------------================================================================================

D. CONCENTRATIONS OF CREDIT RISK

Concentrations of credit risk exist when changes in economic, industry or geographic factors similarly affect groups of counterparties whose aggregate credit exposure is material in relation to Citicorp's total credit exposure. Although Citicorp's portfolio of financial instruments is broadly diversified along industry and geographic lines, material transactions are completed with other financial institutions, particularly in the securities trading, derivative, and foreign exchange business. Additionally, North America commercial real estate, U.S. mortgages, U.S. credit card receivables, leveraged acquisition finance and the cross-border refinancing portfolios represent areas of significant credit exposures.

E. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The accompanying tables provide disclosure of the estimated fair value of Citicorp's financial instruments.

  In accordance with applicable requirements the disclosures include all financial instruments other than specified items such as leases, subsidiary and affiliate investments, and pension and benefit obligations, and the disclosures exclude the effect of taxes and other expenses that would be incurred in a market transaction. The data also excludes the values of nonfinancial assets and liabilities, as well as a wide range of franchise, relationship, and intangible values, which are integral to a full assessment of Citicorp's financial position and the value of its net assets.

  The data represents management's best estimates based on a range of methodologies and assumptions including the following:

* Quoted market prices are used for most securities and for loans where available, as well as for liabilities with quoted prices.

* For performing loans where no quoted market prices are available, contractual cash flows are discounted at quoted secondary market rates or estimated market rates if available. Otherwise, current market origination rates for loans with similar terms and risk characteristics are used.

* The fair value of loans also includes amounts related to commitment and contingent items evaluated on a consistent basis with on-balance sheet exposure.

* For loans with doubt as to collectibility, expected cash flows are discounted using an appropriate rate considering the time of collection and a premium for the uncertainty of the flows. The value of collateral is also considered.

* Fair value for cash-basis loans within the North America Commercial Real Estate portfolio are estimated using the "as is" appraisal methodology, which assumes that all underlying properties are sold under current market conditions and reduces the estimated value of the property by a full profit margin for the purchaser.

* For liabilities without quoted market prices, market borrowing rates of interest are used to discount contractual cash flows.

* Fair value adjustments related to outstanding derivative contracts designated to hedge or modify financial assets and liabilities are reported with the related item.

As detailed in the following tables, the estimated fair values of Citicorp's financial instruments, in the aggregate, exceeded the carrying value by approximately $5.2 billion at December 31, 1993, and $2.2 billion at December 31, 1992. Fair values vary from period to period based on changes in a wide range of factors, including interest rates, credit quality, and market perceptions of value, and as existing assets and liabilities run off and new items are generated.

SIGNIFICANT ASSETS

                                   DECEMBER 31, 1993        DECEMBER 31, 1992
                                  --------------------   -----------------------
                                  CARRYING   ESTIMATED   CARRYING    ESTIMATED
IN BILLIONS OF DOLLARS             VALUE    FAIR VALUE   VALUE (1) FAIR VALUE(1)
                                  --------  ----------   --------- -------------
Loans(2)                           $129.4       $133.7    $130.3      $132.7
Investment Securities                15.8         16.2      15.1        15.4
Trading Account Assets               18.1         18.1      17.1        17.1
Other Financial Assets(3)            30.4         30.5      29.4        29.3
                                  --------  ----------   --------- -------------

(1) Reclassified to conform to current year's presentation.
(2) The carrying value of loans is net of the allowance for credit losses and also excludes $5.2 billion and $5.6 billion of lease finance receivables in 1993 and 1992 respectively. Estimated fair value reflects a reduction of approximately $0.2 billion in 1993 and $0.4 billion in 1992 representing amounts related to commitments and contingent items and an increase of approximately $0.3 billion in 1993 and $0.1 billion in 1992 representing estimated fair value amounts related to outstanding derivative contracts designated to hedge or modify loans, based on current market rates.

(3) Includes cash and due from banks, deposits at interest with banks, federal funds sold and securities purchased under resale agreements, and customers' acceptance liability, for which the carrying value is a reasonable estimate of fair value, as well as financial instruments included in interest and fees receivable and other assets on the balance sheet with a carrying value and an estimated fair value both approximately $10.0 billion in 1993 and $9.5 billion in 1992. Estimated fair value also reflects a reduction of approximately $0.1 billion in 1992 representing estimated fair value amounts related to outstanding derivative contracts designated to hedge or modify other financial assets, based on current market rates.

  The estimated fair value of loans reflects credit deterioration since the loans were made, changes in interest rates in the case of fixed rate loans, and premium values at origination of certain loans. The estimated fair value of Citicorp's loans, in the aggregate, exceeded the carrying value by $4.3 billion at year-end 1993 compared with $2.4 billion at year-end 1992 primarily reflecting an improved credit profile for worldwide commercial loans including the North America Commercial Real Estate portfolio. Fair values in the North America Commercial Real Estate portfolio were less than the carrying value, before considering the allowance for credit losses, by approximately $1.1 billion at December 31, 1993 (compared with $1.7 billion at December 31, 1992). Applicable reserves exceeded the 1993 amount and substantially offset the 1992 amount.

  The estimated fair value of cash-basis outstandings in the refinancing country portfolio exceeds the carrying value due to write-offs previously taken and the inclusion of the fair value of unpaid interest. The fair value of performing loans to countries that have successfully refinanced their debts (some of which are no longer included in the refinancing portfolio) is less than the carrying value by amounts aggregating approximately $0.7 billion at December 31, 1993 and $1.1 billion at December 31, 1992, reflecting secondary market prices.

  Estimated fair values of consumer mortgage, credit card, and other consumer loans exceeded their carrying values, net of the allowance, by approximately $3.0 billion and $2.6 billion at December 31, 1993 and 1992, respectively. The modest increase year on year in the excess of fair value over book value reflected rising fair values (based on higher secondary market prices) for consumer loans outside the U.S. largely offset by the effect of pricing strategies on the fair value of the U.S. credit card portfolio.

SIGNIFICANT LIABILITIES

                                   DECEMBER 31, 1993        DECEMBER 31, 1992
                                 ---------------------   -----------------------
                                  CARRYING   ESTIMATED   CARRYING    ESTIMATED
IN BILLIONS OF DOLLARS             VALUE    FAIR VALUE    VALUE      FAIR VALUE
                                 ---------  ----------   -------   -------------
Non-Interest-Bearing
  Deposits                         $  20.1     $  20.1    $ 18.8     $     18.8
Interest-Bearing Deposits(1)         125.0       125.1     125.4          125.6
Other Financial
  Liabilities(1)(2)                   32.7        32.3      32.2           32.3
Long-Term Debt(1)                     16.0        15.9      16.9           17.0
Subordinated Capital Notes
  and Redeemable
  Preferred Stock                      2.2         2.2       3.3            3.3
                                 ---------   ---------   -------    -----------

(1) Estimated fair value amounts reflect reductions (gains) of approximately $0.4 billion, $0.1 billion, and $0.3 billion in 1993, and a reduction of approximately $0.3 billion, an increase (loss) of $0.1 billion, and a reduction of $0.2 billion in 1992, representing estimated fair value amounts related to outstanding derivative contracts designated to hedge or modify interest-bearing deposits, purchased funds and other borrowings and long-term debt, respectively, based on current market rates.
(2) Includes securities sold, not yet purchased, carried at market value; federal funds purchased and securities sold under repurchase agreements and acceptances outstanding, for which the carrying value is a reasonable estimate of fair value; and commercial paper, other funds borrowed, and financial instruments included in other liabilities on the balance sheet, with a carrying value and an estimated fair value both approximating $12.0 billion in 1993 and $17.4 billion in 1992.

  Under the applicable requirements, the estimated fair value of deposits with no fixed maturity excludes the premium values available in the market for such deposits, and the estimated value is shown in the table as being equal to the carrying value. The estimated fair value of interest-bearing deposits reflects changes in market rates since the deposits were taken.

  The limited degree of divergence between the carrying values and estimated fair values of liabilities reflects the relatively short time periods to repricing in most funding categories, along with the careful management of price risk exposure throughout Citicorp's businesses.

2. PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Generally, depreciation and amortization are computed on the straight-line basis over the estimated useful life of the asset or the lease term. Depreciation and amortization expense was $568 million in 1993, $587 million in 1992, and $652 million in 1991.

3. OTHER ASSETS

Goodwill

Other assets include goodwill, which represents the excess of purchase price over the estimated fair value of net assets acquired, accounted for under the purchase method of accounting. At December 31, 1993 and 1992, goodwill amounted to $368 million and $489 million, respectively. Goodwill is being amortized, primarily using the straight-line method, over the periods estimated to be benefitted. The remaining period of amortization, on a weighted-average basis, approximated 12 years as of December 31, 1993.

Other Real Estate Owned (OREO)

Included in other assets is OREO which at December 31, 1993 and 1992 totaled $4,008 million and $4,715 million, respectively. Citibank, N.A. held $3,371 million and $4,054 million of OREO at December 31, 1993 and 1992, respectively. Citicorp's net OREO costs, which include gains and losses on the sale or disposition of OREO, write-downs, and operating revenues and expenses, totaled $319 million, $432 million, and $346 million for the years ended December 31, 1993, 1992, and 1991, respectively, and are included in other expense.

4. PREFERRED STOCK


In Millions of Dollars at Year End                           1993      1992
                                                             ----      ----
Perpetual Preferred Stock
Adjustable Rate Preferred Stock
  Second Series, 2,195,636 Shares                          $  220    $  220
  Third Series, 834,867 Shares                                 83        83
Price Adjusted Rate Preferred Stock
  Fourth Series, 1,000,000 Shares                             100       100
Graduated Rate Cumulative Preferred
  Stock Series 8A and 8B, 1,250,000 Shares                    125       125
9.12% Preferred Stock
  Series 9, 5,000,000 Shares                                  125       125
9.08% Preferred Stock
  Series 14, 700,000 Shares                                   175       175
8% Noncumulative Preferred Stock
  Series 16, 1,300,000 Shares                                 325        --
7.5% Noncumulative Preferred Stock
  Series 17, 1,400,000 Shares                                 350        --
                                                           ------    ------
                                                           $1,503    $  828
                                                           ------    ------
Convertible Preferred Stock
  Series 12, 5,900 Shares                                  $  590    $  590
  Series 13, 6,600 Shares                                     660       660
                                                           ------    ------
                                                           $1,250    $1,250
                                                           ------    ------
Conversion Preferred Stock
  Series 15, 6,408,334 Shares                              $1,134    $1,134
                                                           ------    ------
Total                                                      $3,887    $3,212
                                                           ======    ======

  Total dividends declared on non-redeemable preferred stock were $309 million in 1993, $209 million in 1992, and $175 million in 1991.

  Dividends on the Second, Third, and Fourth Series of preferred stock are cumulative and payable quarterly at rates determined quarterly by formulas based on interest rates of certain U.S. Treasury obligations. Dividends on the Second and Third Series of preferred stock are subject to certain minimum and maximum rates as specified in the certificates of designation. The weighted-average dividend rates on the Second, Third, and Fourth Series were 6.0%, 7.0%, and 7.2%, respectively, for 1993.

  Citicorp may, at its option, redeem the Second Series, the Third Series, and the Fourth Series at any time at $100 per share, plus accrued dividends.

  During 1992, Citicorp offered to exchange common stock for all of the shares of the Second Series and Third Series of preferred stock. As a result, 9,266,806 shares of common stock were issued and 1,704,364 shares of the Second Series and 665,133 shares of the Third Series were retired.

  Dividends on Graduated Rate Cumulative Preferred Stock, Series 8A and 8B, and 9.12% Preferred Stock, Series 9 are cumulative. The Graduated Rate Cumulative Preferred Stock, Series 8A dividends are payable on a quarterly basis, at 7.0% per annum through August
15, 1995. After August 15, 1995, and prior to August 15, 1998, the dividend will be declared at a rate equal to the Three Year Treasury Rate plus 1.75% per annum. Every three years, the amount added to the Three Year Treasury Rate increases by 1/2 of 1%, to a maximum of 3% per annum for all dividend periods ending after August 15, 2004. The Graduated Rate Cumulative Preferred Stock, Series 8B dividends are payable on a quarterly basis, initially at 8.75% per annum through August 15, 1994. After August 15, 1994, and prior to August 15, 1999, the dividend will be declared at a rate equal to the Five Year Treasury Rate plus 1.50% per annum. Every five years, the amount added to the Five Year Treasury Rate increases by 3/4 of 1% to a maximum of 3% per annum for all dividend periods ending after August 15, 2004. For both Series 8A and 8B, the dividend rate for any quarterly dividend period ending on or prior to August 15, 2004 cannot be less than 7% per annum nor greater than 14% per annum, and for quarterly dividend periods ending after August 15, 2004 cannot be less than 8% per annum or greater than 16% per annum. The 9.12% Preferred Stock, Series 9 dividends are payable on a quarterly basis.

  Citicorp may, at its option, redeem in whole or in part the Graduated Rate Cumulative Preferred Stock, Series 8A and 8B, on any of the dividend repricing dates through August 15, 2004, and from time to time after August 15, 2004, for $100 per share plus accrued dividends.

  Citicorp may, at its option, redeem in whole or in part the 9.12% Preferred Stock, Series 9 on any date after November 15, 1994 for $25 per share plus accrued dividends.

  The Convertible Preferred Stock, Series 12 carries an 11% annual cumulative dividend payable quarterly, is convertible into 36,875,000 shares of Citicorp common stock at a conversion price of $16 per share plus accrued dividends and entitles the holder to a liquidation preference of $100,000 per share plus accrued dividends. The conversion price is subject to adjustment under certain circumstances. The Convertible Preferred Stock, Series 12 is not redeemable prior to February 15, 1996 and thereafter may be redeemed at the option of Citicorp at a price equal to $100,000 per share (plus accrued dividends) plus a premium that decreases over five years from 5.5% to zero.

  The Convertible Preferred Stock, Series 13 carries a 10 3/4% annual cumulative dividend payable quarterly, is convertible into 36,164,383 shares of Citicorp common stock at a conversion price of $18.25 per share plus accrued dividends and entitles the holder to a liquidation preference of $100,000 per share plus accrued dividends. The conversion price is subject to adjustment under certain circumstances. The Convertible Preferred Stock, Series 13 is not redeemable prior to February 15, 1996 and thereafter may be redeemed at the option of Citicorp at a price equal to $100,000 per share (plus accrued dividends) plus a premium that decreases over five years from 5.375% to zero.

  Dividends on the 9.08% Preferred Stock, Series 14 are cumulative and payable quarterly at a rate equivalent to $2.27 per depositary share per annum. Each depositary share of 9.08% Preferred Stock, Series 14 represents a one-tenth ownership interest in one share. The 9.08% Preferred Stock, Series 14 is redeemable at any time on and after March 15, 1997 at the option of Citicorp, in whole or in part, at $250 per share (equivalent to $25 per depositary share), plus accrued and unpaid dividends, if any, to the redemption date.

  Each depositary share of Conversion Preferred Stock, Series 15 represents a one-twelfth ownership interest in one share of Conversion Preferred Stock, Series 15 and will automatically convert into one share of Citicorp common stock, subject to adjustment in certain events, on November 30, 1995, the mandatory conversion date, unless previously redeemed at Citicorp's option. Citicorp may call the depositary shares for common stock at any time prior to the mandatory conversion date in exchange for shares of Citicorp common stock with an initial market value of $23.931 declining to $20.28 on October 1, 1995 and thereafter. Dividends on the depositary shares are cumulative and the proportionate annual dividend rate for each depositary share is $1.217.

  In May 1993, Citicorp issued 13,000,000 depositary shares, each representing a one-tenth ownership interest in one share of 8% Noncumulative Preferred Stock, Series 16. Dividends are payable quarterly and are noncumulative. The 8% Noncumulative Preferred Stock, Series 16 is redeemable at any time on or after June 1, 1998 at the option of Citicorp, in whole or in part, at $250 per share (equivalent to $25 per depositary share), plus accrued and unpaid dividends (whether or not declared), from the immediately preceding dividend payment date to the date of redemption.

  In August 1993, Citicorp issued 14,000,000 depositary shares, each representing a one-tenth ownership interest in one share of 7.5% Noncumulative Preferred Stock, Series 17. Dividends are payable quarterly and are noncumulative. The 7.5% Noncumulative Preferred Stock, Series 17 is redeemable at any time on or after September 1, 1998 at the option of Citicorp, in whole or in part, at $250 per share (equivalent to $25 per depositary share) plus accrued and unpaid dividends (whether or not declared) from the immediately preceding dividend payment date to date of redemption.

  Authorized preferred stock (issuable as either redeemable or non-redeemable) was 50 million shares at December 31, 1993 and 1992. Total shares of non-redeemable preferred stock issued and outstanding were 20,101,337 and 17,401,337 at December 31, 1993 and 1992, respectively. At December 31, 1993 and 1992, 270,000 and 360,000 shares, respectively, of redeemable preferred stock were issued and outstanding. (See Note 1.)

5. COMMON STOCK

At December 31, 1993 and 1992, authorized common stock was 800 million and 600 million shares, respectively. Additionally, Citicorp has authorized, but not issued, 20 million shares of Class B common stock with a par value of $1.00 and one vote per share. Outstanding shares of common stock at both December 31, 1993 and 1992 include 1.1 million and 1.2 million, respectively, of book value shares issued in connection with certain staff benefit plans. Under the terms of the plans, book value shares sold back to Citicorp are settled in market value shares.

  Under Citicorp's Dividend Reinvestment and Common Stock Purchase Plan, stockholders of record, without payment of brokerage fees, commissions, or service charges, may reinvest all or part of any Common Stock dividends in additional shares of common stock and make optional cash purchases of such shares. The shares are sold at a discount of 3% below current market prices (as defined in the plan) when purchased through reinvestment of dividends. Optional cash purchases of at least $100 per month may also be made at a discount of up to 2.5% below current market prices (as defined in the plan). Such cash purchases may not exceed $5,000, subject to certain exceptions.

  At December 31, 1993, shares were reserved for issuance as follows: on conversion of preferred stock, 149.9 million shares; under the Savings Incentive Plan, 4.2 million market value shares; under the 1983 Stock Option Plan (including options which have been granted in tandem), a maximum of 6.6 million shares, if issued at market value, and a maximum of 6.8 million shares, if issued at book value; under the 1988 Stock Purchase Plan, 0.7 million shares; under the Stock Incentive Plan, 67 million shares; under the Dividend Reinvestment and Common Stock Purchase Plan, 13.3 million shares; under the Director's Deferred Compensation Plan, 0.1 million shares; and under the Executive Incentive Compensation Plan (under which treasury shares have been reserved primarily in tandem), a maximum of 0.8 million shares, if issued at market value, and a maximum of 0.5 million shares, if issued at book value.

  On October 15, 1991, the Board of Directors, on the recommendation of management, suspended the dividend on Citicorp's common stock.

6.  FEES AND COMMISSIONS

Trust, agency, and custodial fees included in fees and commissions were $785 million in 1993, $666 million in 1992, and $551 million in 1991.

7. EMPLOYEE BENEFITS

Following are descriptions of Citicorp's principal employee benefit plans. Certain of these plans permit options or subscriptions to purchase, or elections to invest in, either market value or book value shares of Citicorp. Subsequent to December 31, 1987, no further options are granted, subscription agreements entered into, or new investment elections permitted for the purchase of book value shares.

U.S. Pension Plans

There are several non-contributory defined benefit pension plans covering substantially all U.S. employees. Retirement benefits for the U.S. plans are based on years of credited service, the highest average compensation (as defined), and the primary social security benefit. While the qualified U.S. plans are adequately funded, it is Citicorp's policy to fund these plans to the extent contributions are tax-deductible. Non-qualified U.S. plans are not funded since contributions to these plans are not tax-deductible.

  The following table provides a breakdown of components of net pension (income) expense recognized in Citicorp's consolidated statement of operations for its U.S. pension plans.


In Millions of Dollars                           1993      1992      1991
                                               ------     -----     -----
Service Cost--Benefits Earned
  During the Year                               $  92     $  84     $  83
Interest Cost on Projected Benefit
  Obligation                                      129       115       102
Assumed Return on Plan Assets
  (Actual return was $239 in 1993,
  $121 in 1992, and $481 in 1991)                (232)     (175)     (149)
Net Amortization                                   24       (18)      (15)
Curtailment Gains(1)                               --       (19)      (44)
                                               ------     -----     -----
NET PENSION EXPENSE (INCOME)                   $   13     $ (13)    $ (23)
                                               ======     =====     =====

(1) During 1992 and 1991, Citicorp recognized curtailment gains for the impact on its principal U.S. plan of employee terminations resulting from restructurings and sales of businesses. The curtailment gains represent a decrease in the projected benefit obligation, net of the related recognition of certain previously deferred items.

  The assumed long-term rate of return on assets used in determining net pension (income) expense was 9.5% in 1993, 10.0% in 1992, and 10.25% in 1991. The
transition net asset is being amortized over a 14-year period, with 6 years remaining at December 31, 1993.

  The following table provides the funded status and amounts recognized in Citicorp's consolidated balance sheet at December 31, 1993 and 1992 for its U.S. pension plans:

In Millions of Dollars at Year End                         1993        1992
                                                          -------   -------
Plan Assets at Fair Value, Primarily Listed
  Stocks, Commingled Funds and Fixed
  Income Securities                                        $2,311    $1,942
Actuarial Present Value of Benefits for
  Service Rendered to Date:
   Accumulated Benefits Based on Salaries
     to Date, Including Vested Benefits of
     $1,195 in 1993, and $925 in 1992                      $1,351    $1,070
   Additional Benefits Based on Estimated
     Future Salary Levels                                     622       439
                                                           ------    ------
Projected Benefit Obligation(1)                            $1,973    $1,509
                                                           ------    ------
Plan Assets in Excess of Projected Benefit
  Obligation                                               $  338    $  433
Unrecognized Net Actuarial Loss                               268        31
Unamortized Transition Net Asset                             (111)     (131)
                                                           ------    ------

PREPAID PENSION COST INCLUDED IN
  OTHER ASSETS                                             $  495    $  333
                                                           ======    ======

(1) Includes the projected benefit obligation for non-qualified U.S. pension plans, which are not funded, of $126 million at year-end 1993, and $94 million at year-end 1992. Balances related to these plans are included in accrued taxes and other expenses in Citicorp's consolidated balance sheet.

  The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% at year-end 1993 and 8.25% at year-end 1992, reflecting the approximate yield on high quality fixed-income securities taking into account the duration of the projected benefit obligation. The assumed rate of increase in future compensation levels was 5.25% at year-end 1993 and 5.75% at year-end 1992.

PENSION PLANS OUTSIDE THE U.S.

There are various local defined benefit pension and termination indemnity plans covering employees outside the U.S. The benefit formulas and funding strategies vary reflecting local practices and legal requirements.

  The following table provides a breakdown of the components of net pension expense recognized in Citicorp's consolidated statement of operations for its significant pension plans outside the U.S.

In Millions of Dollars                           1993      1992      1991
                                                 ----      ----      ----
Service Cost--Benefits Earned
  During The Year                                $ 40      $ 33      $ 47
Interest Cost on Projected Benefit Obligation      47        37        41
Assumed Return on Plan Assets
  (Actual Return was $85 in 1993,
  $43 in 1992, and $39 in 1991)                   (30)      (27)      (24)
Net Amortization                                    7         4         6
Net Gain from Settlement and Curtailment           --        --        (2)
                                                 ----      ----      ----
NET PENSION EXPENSE                              $ 64      $ 47      $ 68
                                                 ====      ====      ====

  For funded pension plans outside the U.S., the assumed long-term rate of return on assets used in determining net pension expense (excluding highly inflationary countries) ranged from 6.0% to 10.0% in 1993, from 6.0% to 10.5% in 1992 and from 6.0% to 11.0% in 1991.

  The following table provides the funded status and amounts recognized in Citicorp's consolidated balance sheet at December 31, 1993 and 1992 for its significant pension plans outside the U.S.

                                                                          DECEMBER 31, 1993                     DECEMBER 31, 1992
                                                               ----------------------------          ----------------------------
                                                               Assets Exceed    Accumulated          Assets Exceed    Accumulated
                                                                 Accumulated       Benefits            Accumulated       Benefits
IN MILLIONS OF DOLLARS AT YEAR END                                  Benefits  Exceed Assets            Benefits(1)  Exceed Assets
                                                               ----------------------------          -------------  -------------
Plan Assets at Fair Value                                               $450          $   2                   $301          $  30
                                                                        ----          -----                   ----          -----
Actuarial Present Value of Benefits for Service Rendered
 To Date:
  Vested Benefits Based on Salaries To Date                             $246          $ 150                   $172          $ 147
  Additional Benefits for Unvested Participants                           52             24                     29             22
                                                                        ----          -----                   ----          -----
  Accumulated Benefits Based on Salaries To Date                        $298          $ 174                   $201          $ 169
  Additional Benefits Based on Estimated Future Salary Levels            130             75                     73             60
                                                                        ----          -----                   ----          -----
Projected Benefit Obligation                                            $428          $ 249                   $274          $ 229
                                                                        ====          =====                   ====          =====
Projected Benefit Obligation (in Excess of) or Less than
 Plan Assets                                                            $ 22          $(247)                  $ 27          $(199)
Unrecognized Prior Service Cost                                           13            --                       3            --
Unrecognized Net Actuarial (Gain) or Loss                                (32)             2                    (28)           --
Unamortized Transition Net Obligation                                     35             46                     16             45
Adjustment Required to Recognize Minimum Liability                       --              (6)                   --             (11)
                                                                        ----          -----                   ----          -----
Prepaid Pension Cost (Pension Liability)
  Included In Consolidated Balance Sheet                                $ 38          $(205)                  $ 18          $(165)
                                                                        ====          =====                   ====          =====

(1) Reclassified to conform to current year's presentation.

  For pension plans outside the U.S., the discount rates used in determining the actuarial present value of the projected benefit obligation (excluding highly inflationary countries) ranged from 4.5% to 10.0% at year-end 1993 and from 5.0% to 11.0% at year-end 1992. The assumed rate of increase in future compensation levels (excluding highly inflationary countries) ranged from 4.0% to 9.0% at year-end 1993 and from 4.0% to 10.0% at year-end 1992.


OTHER POSTRETIREMENT BENEFIT PLANS

Citicorp offers postretirement health care and life insurance benefits to all eligible U.S. retired employees. U.S. retirees share in the cost of their health care benefits through copayments, service related contributions and salary related deductibles. Retiree life insurance benefits are non-contributory.

  Prior to 1993, these benefits were funded solely from the general assets of Citicorp. In December 1993, $44 million was contributed to a retiree health care benefit fund. Citicorp's policy is to fund retiree health care and life insurance benefits to the extent such contributions are tax deductible.

  Effective January 1, 1993, Citicorp adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions" for its U.S. plans. Under SFAS No. 106, employers must recognize the cost of certain postretirement benefits during the periods employees render service, with all such costs being recognized by the full eligibility date. Citicorp had previously recognized these costs when paid. At January 1, 1993 the initial accumulated postretirement benefit obligation was $358 million, which was comprised of $240 million for current retirees, $49 million for active employees eligible for full benefits and $69 million for active employees not eligible for full benefits. This initial obligation is being amortized over a 20-year period.

  The following table provides a breakdown of the components of net postretirement benefit expense recognized in Citicorp's consolidated statement of operations for its U.S. plans.



In Millions of Dollars                                             1993
                                                                   ----
Service Cost--Benefits Earned During the Year                      $  8
Interest Cost on Accumulated Postretirement Benefit Obligation       29
Amortization of Unrecognized Transition Obligation                   20
                                                                   ----
NET POSTRETIREMENT BENEFIT EXPENSE (1)                             $ 57
                                                                   ====

(1) Both the assumed and actual return on plan assets were less than $1 million in 1993.

  U.S. postretirement benefit expense for 1992 and 1991, which was recognized when paid, was $20 million and $17 million, respectively.

  The following table provides the funded status and amounts recognized in Citicorp's consolidated balance sheet at December 31, 1993 for its U.S. plans.



In Millions of Dollars                                         December 31, 1993
                                                               -----------------
Plan Assets at Fair Value, Primarily Listed Stocks, Commingled
  Funds and Fixed Income Securities                                       $  44
Accumulated Postretirement Benefit Obligation Attributable to:
  Current Retirees                                                        $ 254
  Active Employees Eligible for Full Benefits                                59
  Active Employees Not Eligible for Full Benefits                            87
                                                                          -----
Total Accumulated Postretirement Benefit Obligation                       $ 400
                                                                          -----
Accumulated Postretirement Benefit Obligation (in Excess of)
  Plan Assets                                                             $(356)
Unrecognized Net Actuarial Loss                                              27
Unrecognized Transition Obligation                                          338
                                                                          -----
PREPAID POSTRETIREMENT BENEFIT COST                                       $   9
                                                                          =====

  The weighted-average discount rate used in determining the actuarial present value of the accumulated postretirement benefit obligation was 7.5% at year-end 1993. The assumed rate of increase in future compensation levels was 5.25% at year-end 1993.

  In determining the December 31, 1993 accumulated postretirement benefit obligation, the assumed weighted-average health care cost increase in 1993 was 15% for retirees younger than age 65 and 12% for retirees who are 65 or older. These rates were assumed to decrease gradually so that by 2001 the rates would be 6% for those younger than age 65 and 5% for those who are age 65 or older, and would remain at that level thereafter. Separate health care cost trend rates were used for those age 65 and older to reflect the cost controls imposed by Medicare. As an indicator of sensitivity, increasing the assumed health care cost trend rate by 1% in each year would have increased the accumulated postretirement benefit obligation as of December 31, 1993 by $20 million and the aggregate of the service and interest components of 1993 net postretirement benefit expense by $2 million.

  Retiree health care and life insurance benefits are provided to certain employees outside the U.S. Currently, the cost of providing these benefits is recognized as paid. Citicorp will adopt SFAS No. 106 for its non-U.S. plans on January 1, 1995 and will amortize the transition obligation consistent with the U.S. plans. Adoption of the new standard for non-U.S. plans is not expected to have a material effect on net income.

SAVINGS INCENTIVE PLAN

Under the Savings Incentive Plan, eligible employees receive awards equal to 3% of their covered salary. Employees have the option of receiving their award in cash or deferring some or all of it in various investment funds. Citicorp grants an additional award equal to the amount elected to be deferred by the employee. Several investment options are available, including Citicorp market value shares. The expense associated with the plan amounted to $86 million in 1993, $89 million in 1992, and $88 million in 1991.

STOCK INCENTIVE PLAN

The 1988 Stock Incentive Plan (the "1988 Plan") provides for the issuance of options to purchase shares of Citicorp common stock or shares of Class B common stock at prices not less than 50% of the market value at the date of grant, incentive stock options, stock appreciation rights, restricted stock, or performance unit awards, any of which may be granted singly, in combination or in tandem.

  Pursuant to the 1988 Plan, 45,000 shares of restricted stock, with an aggregate market value of $1.2 million at the date of grant, were awarded in 1993; 25,000 shares of restricted stock, with an aggregate market value of $0.4 million at the date of grant, were awarded in 1992; and 620,000 shares of restricted stock, with an aggregate market value of approximately $9 million at the date of grant, were awarded in 1991. These shares were awarded to key executives contingent upon their continued employment over periods of up to nine years.

  In addition, pursuant to the 1988 Plan, 1,479,594 shares of restricted stock and 477,040 restricted stock units, with an aggregate market value of approximately $27 million at the date of grant, were awarded during 1991 in lieu of cash compensation. Restricted stock units are a type of performance unit award granted pursuant to the 1988 Plan. These shares and units were awarded in 1991 to a broad group of management employees contingent upon continued employment over periods of up to two years. In addition, 501,820 shares of unrestricted stock, which were not covered by the terms of the 1988 Plan, with an aggregate market value of approximately $7 million at the date of grant, were awarded to a broad group of management employees during 1991. These unrestricted shares were issued out of treasury stock and were recognized as expense on the date of grant.

  The value of the restricted shares at the date of grant is recorded as a reduction of surplus and amortized to expense over the restriction period. The value of restricted stock units at the date of grant is accreted to surplus, with a corresponding charge to expense, over the restriction period and recorded as common stock at the end of the restriction period. The expense recognized for all awards amounted to $4.4 million in 1993, $17.8 million in 1992, and $15.9 million in 1991.

  Under the 1988 Plan and the two predecessor plans--the 1983 Stock Option Plan (the "1983 Plan") and the 1973 Stock Option Plan, as extended and amended (the "1973 Plan")--options have been granted to key employees for terms up to 10 years to purchase common stock at not less than the fair market value of the shares at the date of grant. While options previously granted under the 1983 Plan do not fully expire until 1997, all options previously granted under the 1973 Plan had expired by the end of 1992. No further options may be granted under the 1983 and 1973 Plans. Based on the terms of the options granted under the 1988 Plan, the 1983 Plan, and the 1973 Plan, generally 50% of the options granted are exercisable beginning on the first anniversary and 50% beginning on the second anniversary of the date of grant.

  In addition, the 1983 Plan and 1973 Plan provided for the granting in tandem of options to purchase market value shares at not less than the market value at the date of grant or a proportionate number of book value shares at not less than the book value per share at the date of grant. Such a proportionate number of book value shares was determined based on the ratio of market value to book value per share at the date of grant.

  In July 1993 Citicorp provided a key group of its managers with a special supplemental grant of five-year performance-based options to purchase 7,070,000 shares of Citicorp stock at $31.75 per share, which was equal to the market price on grant date. Fifty percent of the options are exercisable when Citicorp's common stock reaches a market price of $50 per share, another 25% are exercisable when the stock reaches $55 and the remaining 25% are exercisable when the stock reaches $60, provided in each case that the stock price remains at or above the specified level for at least twenty of thirty consecutive trading days. Citicorp measures the cost of these options as the difference between the exercise price and market price in the period in which the shares become exercisable. This cost is being recognized over the vesting period. Expense in 1993 totaled $23 million relating to the period from grant date through year-end.

  At December 31, 1993 and 1992, options to purchase 29,869,609, and 25,238,709 shares, respectively, were exercisable, options to purchase 11,872,289, and 8,735,500 shares, respectively, were granted but not yet exercisable, and 32,762,440, and 24,357,047 authorized but not issued shares, respectively, were available for the granting of options to purchase market value shares or for other forms of stock-related awards.

  Additional shares may become available for grant under the 1988 Plan to the extent that presently outstanding options under the 1983 Plan terminate or expire unexercised.

CHANGES IN OPTIONS AND SHARES UNDER OPTION


                                                     NUMBER OF     OPTION PRICE
                                                        SHARES        PER SHARE
                                                   -----------     ------------
Shares Under Option(1)
  December 31, 1993                                 41,741,898       $ 9 to $36
  December 31, 1992                                 33,974,209       $ 9 to $33
Options Granted(1)
  1993                                              14,554,800       $24 to $36
  1992                                               6,496,450       $14 to $21
  1991                                               5,364,700       $ 9 to $17
Options Exercised
  1993                                               6,140,953       $14 to $32
  1992                                                 569,135       $13 to $20
  1991                                                 619,234       $13 to $24
Options Expired or Terminated
  1993                                                 928,606       $14 to $32
  1992                                               1,679,963       $14 to $32
  1991                                               2,359,940       $12 to $32
                                                    ----------       ----------

(1) Options granted in tandem are included on the basis that represents the economically preferable alternative to the employee.

STOCK PURCHASE PLAN

The 1988 Stock Purchase Plan provides for two types of offerings: fixed-price offerings and periodic purchase offerings. Under fixed-price offerings all eligible employees are permitted to enter into subscription agreements to purchase shares at the fair market value on the date of the agreements. Such shares can be purchased from time to time through the expiration date. There have been no periodic purchase offerings under the 1988 Stock Purchase Plan.

  Agreements for the purchase of shares at $10.625 per share were entered into pursuant to a fixed-price offering on November 29, 1991. Under the terms of these agreements, 11,412,985 shares were purchased in 1993, 9,009,977 shares were purchased in 1992 and no shares were purchased in 1991. These agreements expired on December 31, 1993.

  Agreements for the purchase of shares at $22.875 per share were entered into pursuant to a prior fixed-price offering on June 30, 1990. Under the terms of these agreements, no shares were purchased in both 1992 and 1991 and 2 shares were purchased in 1990. These agreements expired on March 31, 1992.

ANNUAL PERFORMANCE PLAN

Effective January 1, 1991, Citicorp's Board of Directors approved the Citicorp Annual Performance Plan, pursuant to which cash awards may be granted to key employees who have a significant impact on the success of Citicorp. Such cash awards may be paid either in one installment or on a deferred basis. The aggregate awards were approximately $15 million for 1993, $8 million for 1992, and $2 million for 1991.

EXECUTIVE INCENTIVE COMPENSATION PLAN

Under the Executive Incentive Compensation Plan, awards in cash or in market value shares may be made to key employees, payable at the election of the participants, in one installment or on a deferred basis. No awards have been made since 1989.

8. INCOME TAXES

As discussed in the Statement of Accounting Policies, Citicorp adopted Statement of Financial Accounting Standards No. 109 as of January 1, 1993. The cumulative effect of this change in accounting for income taxes, a $300 million benefit, is reported separately in Citicorp's 1993 consolidated statement of operations. Prior year taxes have not been restated.


In Millions of Dollars                           1993      1992      1991
                                                 ----      ----      ----
Provision for Taxes on Income                    $941      $696      $677
  Income Tax Expense (Benefit)
  Related to Foreign Currency
  Translation Reported in
  Stockholders' Equity                            (13)       (7)       15
                                                 ----      ----      ----
                                                 $928      $689      $692
Tax Expense (Benefit) Attributable to
  Cumulative Effects of Accounting Changes:
  Accounting for Income Taxes                    (300)       --        --
  Venture Capital                                  --        --        14
                                                 ----      ----      ----
TOTAL INCOME TAXES                               $628      $689      $706
                                                 ====      ====      ====


COMPONENTS OF TOTAL INCOME TAXES



In Millions of Dollars                           1993      1992      1991
                                                 ----      ----      ----
U.S.
Current
  U.S. Federal                                  $ 478     $  75     $(110)
  State and Local                                 206        36        56
                                                -----     -----     -----
                                                $ 684     $ 111     $ (54)
                                                =====     =====     =====
Deferred
  U.S. Federal                                  $(595)    $ (23)    $ 227
  State and Local                                 (17)       27        22
                                                -----     -----     -----
                                                $(612)    $   4     $ 249
                                                ======    =====     =====
TOTAL U.S.                                      $  72     $ 115     $ 195
FOREIGN (SUBSTANTIALLY CURRENT)                   856       574       497
                                                -----     -----     -----
                                                $ 928     $ 689     $ 692
                                                =====     =====     =====
TAX EXPENSE (BENEFIT) ATTRIBUTABLE TO
  CUMULATIVE EFFECTS OF ACCOUNTING
  CHANGES:
  ACCOUNTING FOR INCOME TAXES                    (300)       --        --
  VENTURE CAPITAL                                  --        --        14
                                                -----     -----     -----
TOTAL INCOME TAXES                              $ 628     $ 689     $ 706
                                                =====     =====     =====

  Within the total provision, the tax effect of investment securities transactions amounted to a provision of $33 million in 1993, $4 million in 1992, and $112 million in 1991.

  As a U.S. corporation, Citicorp is subject to U.S. taxation currently on all of its foreign pre-tax earnings if earned by a foreign branch or when earnings are effectively repatriated if earned by a foreign subsidiary or affiliate. In addition, certain of Citicorp's U.S. income is subject to foreign income tax where the payor of such income is domiciled overseas. For purposes of disclosure under rules of the Securities and Exchange Commission, foreign pre-tax earnings approximated $3,023 million in 1993, $2,326 million in 1992, and $1,107 million in 1991.

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1993 are presented below. The net deferred tax asset of $1,328 million is included in Citicorp's consolidated balance sheet in other assets and represents the sum of the temporary difference components of those tax jurisdictions with net deductible amounts or tax carryforwards in future years. The net deferred tax liability of $549 million is included in Citicorp's consolidated balance sheet in accrued taxes and other expenses and represents the sum of the temporary difference components of those tax jurisdictions with net taxable amounts in future years.

COMPONENTS OF DEFERRED TAX BALANCES
AT DECEMBER 31, 1993


In Millions of Dollars                                   December 31, 1993
                                                         -----------------
NET DEFERRED TAX ASSET

Tax Effects of Deductible Temporary Differences and
  Carryforwards:
Credit Loss Deduction                                              $ 1,801
Interest Related Items                                                 428
Unremitted Foreign Income                                              754
Foreign and State Loss Carryforwards                                   300
Other (1)                                                              511
                                                                   -------
                                                                   $ 3,794
                                                                   -------
Tax Effects of Taxable Temporary Differences:
Lease Financing                                                    $   664
Derivative Products                                                    324
Venture Capital                                                        202
Mortgage Pass-Through Sales                                            156
                                                                   -------
                                                                   $ 1,346
                                                                   -------
Net Potential Deferred Tax Assets                                  $ 2,448
Valuation Reserve                                                   (1,120)
                                                                   -------
NET DEFERRED TAX ASSET                                             $ 1,328
                                                                   =======
NET DEFERRED TAX LIABILITY (2)                                     $   549
                                                                   =======

(1) Includes deductible temporary differences related to restructuring charges, depreciation, prepaid items, and other less significant items.

(2) Includes credit losses ($226 million), leasing ($131 million), and other less significant items.

  The 1993 net change in the U.S. valuation allowance related to deferred tax assets was a decrease of $280 million consisting of $200 million relating to a favorable reassessment of future earnings expectations and $80 million relating to improvements in the level and mix of earnings for the current year. These amounts are included in the $612 million U.S. deferred benefit component of total income taxes. Management believes that the realization of the remaining net deferred tax asset of $1,328 million is more likely than not, based on its best estimates and considering the following points:

* Citicorp has never had a U.S. federal tax loss carryforward, and does not expect that it will generate one in the foreseeable future. Citicorp has a number of actions available to it that can affect the level of taxable income, such as asset sales and other tax planning strategies, which enhance its ability to utilize available tax benefits.

* A portion of Citicorp's deferred tax assets ($680 million at December 31, 1993) are supported by carryback ability, although it is anticipated that such assets will instead be realized as reductions of future tax liabilities.

* Citicorp expects to generate the amount and mix of taxable income necessary to realize its recognized net deferred tax assets over the period through 1996. This assessment considers the effects of permanent differences and both originating and reversing temporary differences. The anticipated realization of these assets reflects the successful completion of Citicorp's Five Point Plan, as well as continued moderation in credit costs. As noted above, various tax planning strategies are also available.

  Going forward, the valuation allowance will be reviewed quarterly, and the provision for income taxes will be increased or decreased as appropriate to adjust the allowance.

  For the years ended December 31, 1992 and 1991, deferred income tax expense of $4 million and $249 million, respectively, results from timing differences in the recognition of income and expense for tax and financial reporting purposes. The sources and tax effects of those timing differences are presented below.

COMPONENTS OF DEFERRED TAX EXPENSE


In Millions of Dollars                           1992         1991
                                                 ----         ----
Lease Financing Transactions                    $  84         $108
Credit Loss Deduction                            (208)         303
Interest Related Items                           (108)        (123)
Unremitted Foreign Income                         322         (543)
Mortgage Pass-Through Sales                       (89)          37
Derivative Products                                32          196
Minimum Tax Credit                                (20)        (100)
Tax Benefits Not Recognized                        43          340
Other                                             (52)          31
                                                -----         ----
TOTAL                                           $   4         $249
                                                =====         ====

  The following table reconciles the income tax provision (benefit) on income
(loss) before taxes and cumulative effects of accounting changes, computed at the applicable U.S. federal statutory tax rate to the provision for taxes on income:

RECONCILIATION OF STATUTORY TAX TO TAX EXPENSE


In Millions of Dollars                           1993      1992      1991
                                                 ----      ----      ----
Statutory U.S. Federal Tax
  Expense (Benefit)                            $1,001      $482      $(81)
Increase (Reduction) in Taxes
  Resulting from:
    Tax-Exempt Interest Income                     (8)      (11)      (25)
    State and Local Income Taxes,
      Net of U.S. Federal Income Tax Benefit      115        42        52
    Goodwill                                       17        31       154
    Valuation Allowance Change Related to
      Current Year                                (80)       --        --
    Taxes on Income of Operations
      Outside the U.S.                            117       105       219
    Other                                         (21)        4        18
                                               ------      ----      ----
                                               $1,141      $653      $337
                                               ------      ----      ----
Valuation Allowance Change Related to Future
  Years                                          (200)       --        --
Tax Benefits Not Recognized                        --        43       340
                                               ------      ----      ----
PROVISION FOR TAXES ON INCOME                  $  941      $696      $677
                                               ======      ====      ====

9. EARNINGS (LOSS) PER SHARE

The accompanying table shows the calculation of earnings (loss) per share on common and common equivalent shares for each of the three years in the period ended December 31, 1993 and assuming full dilution for the year ended December 31, 1993. Fully diluted earnings per share for 1992 has not been presented because the effects are not material and, for 1991, would be anti-dilutive.

  Refer to the Statement of Accounting Policies for a description of the common and common equivalent shares and fully diluted computations.

CALCULATION OF EARNINGS (LOSS) PER SHARE

                                                                                        1993              1992(1)            1991(2)
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                  ON COMMON                           ON COMMON           ON COMMON
                                                                 AND COMMON     ASSUMING FULL        AND COMMON          AND COMMON
IN MILLIONS EXCEPT PER SHARE AMOUNTS                      EQUIVALENT SHARES       DILUTION    EQUIVALENT SHARES   EQUIVALENT SHARES
- -----------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) APPLICABLE TO COMMON STOCK(2)
a. Distributed Portion--Dividends                                   $    --           $    --           $    --             $   256
   Undistributed Portion Before Cumulative Effects
   of Accounting Changes                                              1,600             1,600               515              (1,362)
                                                                    -------           -------           -------             -------
Income (Loss) Applicable to Common Stock Before Cumulative
   Effects of Accounting Changes                                    $ 1,600           $ 1,600           $   515             $(1,106)
   Dividends on Conversion Preferred Stock, Series 15                    93                93                --                  --
   Dividends on Convertible Preferred Stock, Series 12 and Series 13     --               136                --                  --
                                                                    -------           -------           -------             -------
b. Income (Loss) Applicable to Common Stock Before Cumulative Effect
   of Accounting Changes, Adjusted                                    1,693             1,829               515              (1,106)
c. Cumulative Effects of Accounting Changes(3)                          300               300                --                 457
                                                                    -------           -------           -------             -------
TOTAL                                                               $ 1,993           $ 2,129           $   515             $  (649)
- --------------------------------------------------------------------===============================================================
SHARES
Weighted-Average Common Shares Outstanding--Market Value              374.7             374.7             356.9               341.8
Weighted-Average Common Shares Outstanding--Book Value                  1.1               1.1               1.3                 1.3
Common Equivalent Shares:
   Conversion Preferred Stock, Series 15                               55.8              55.8              14.9                  --
   Other(4)                                                             9.2              11.6               5.0                  --
Convertible Preferred Stock, Series 12 and Series 13                     --              73.1                --                  --
Convertible Notes                                                        --               0.1                --                  --
                                                                    -------           -------           -------             -------
   d. Shares Applicable to Distributed Portion                        440.8             516.4             378.1               343.1
Book Value Shares Issuable Under Stock Option and Executive Incentive
   Compensation Plans                                                   2.2               2.1               3.7                  --
                                                                    -------           -------           -------             -------
   e. Shares Applicable to Undistributed Portion                      443.0             518.5             381.8               343.1
- --------------------------------------------------------------------===============================================================
EARNINGS (LOSS) PER SHARE
a / d Distributed Portion                                           $    --           $   --            $   --              $ 0.75
(b-a) / e Undistributed Portion Before Cumulative Effects of
  Accounting Changes                                                   3.82              3.53              1.35               (3.97)
                                                                    -------           -------           -------             -------
INCOME (LOSS) BEFORE CUMULATIVE EFFECTS OF ACCOUNTING CHANGES       $  3.82           $  3.53           $  1.35             $ (3.22)
c / e Cumulative Effects of Accounting Changes                         0.68              0.58                --                1.33
                                                                    -------           -------           -------             -------
Net Income (Loss)                                                   $  4.50           $  4.11           $  1.35             $ (1.89)
- --------------------------------------------------------------------===============================================================

(1) The effect of assuming full dilution was not material in 1992 and for 1991, would be anti-dilutive. The number of shares issuable on conversion of convertible notes was 0.1 million in 1992 and the related after-tax interest expense was $0.09 million. The additional common equivalent shares and issuable book value shares for purposes of a fully diluted computation were 2.1 million in 1992. Conversion of the convertible preferred stock, Series 12 and Series 13, was not assumed for purposes of a fully diluted calculation for 1992 as it is anti-dilutive.
(2) For purposes of calculating earnings (loss) per share, income (loss) applicable to common stock is reduced for dividends on preferred stock and, unless anti-dilutive, for the after-tax dividend equivalents on shares issuable under the Executive Incentive Compensation Plan.
(3) Refer to footnotes 1 and 8 for discussion of 1991 and 1993 accounting changes, respectively.
(4) Other common equivalent shares represent shares issuable under the Executive Incentive Compensation and Stock Incentive Plans; and the dilutive effect, computed using the treasury stock method, of shares issuable under the Stock Option, Stock Incentive and Stock Purchase Plans.

10. GEOGRAPHIC DISTRIBUTION OF REVENUE,
EARNINGS (LOSS), AND ASSETS
Citicorp attributes total revenue, income (loss) before taxes and cumulative effects of accounting changes, net income (loss), and average total assets to operations based on the domicile of the customer. U.S. possessions are included in their respective geographic areas.

  Because of the integration of global activities, it is not practicable to make a precise separation, and various assumptions must be made in arriving at allocations and adjustments used in presenting this data.

  The principal allocations and adjustments are: (1) charges for all funds employed that are not generated locally, calculated on the amount and nature of the assets and based on a marginal cost of funds concept; Citicorp stockholders' equity is treated as generated and earned based on each area's percentage of total assets; (2) allocation of expenses incurred by one area on behalf of another, including administrative costs, based on methods intended to reflect services provided; (3) allocation of tax expenses and benefits; (4) allocation of the difference between actual net credit losses and the provision for credit losses; and (5) allocation of corporate staff costs (other than those charged to the core businesses) and other corporate items.

  No portion of Citicorp's allowance for credit losses is specifically allocated or restricted to any individual loan or group of loans, and the entire allowance is available to absorb any and all credit losses. For the purpose of calculating the accompanying geographic data, the amounts attributable to operations outside the U.S. are based upon year-end allowance amounts of $1,299 million for 1993, $1,082 million for 1992, and $1,041 million for 1991, and credit loss provision amounts of $859 million for 1993, $882 million for 1992, and $663 million for 1991.

GEOGRAPHIC DISTRIBUTION OF REVENUE, EARNINGS (LOSS), AND ASSETS

                                                    INCOME (LOSS) BEFORE TAXES                                               AVERAGE
                                        TOTAL           AND CUMULATIVE EFFECTS             NET INCOME                          TOTAL
IN MILLIONS OF DOLLARS                REVENUE(1)         OF ACCOUNTING CHANGES                 (LOSS)                         ASSETS
- ---------------------------------------------     ----------------------------     ------------------     --------------------------
                         1993  1992      1991     1993       1992         1991     1993   1992   1991         1993     1992     1991
- ------------------------------------------------------------------------------------------------------------------------------------
North America(2)      $ 8,198 $ 8,309 $ 8,736   $  247(3) $(1,008)(3)  $(1,250)(3) $556  $(739) $(885)    $117,075 $124,795 $131,416
Caribbean, Central and
  South America         1,913   2,080   1,335      819      1,346          555      519    924    317       22,238   19,005   15,988
Europe, Middle East,
  and Africa            3,628   3,287   2,993    1,100        475          218      677    218    132       47,820   45,653   41,462
Asia/Pacific            2,336   1,945   1,686      694        605          240      467    319    (21)      41,107   36,348   33,031
                      ------- ------- -------   ------    -------      -------   ------   ----  -----     -------- -------- --------
Total                 $16,075 $15,621 $14,750   $2,860    $ 1,418      $  (237)  $2,219(4)$722  $(457)(5) $228,240 $225,801 $221,897
- ----------------------==============================================================================================================

(1) Includes net interest revenue and fees, commissions, and other revenue.
(2) Includes amounts attributed to United States operations (in 1993, 1992, and 1991 respectively) as follows: total revenue, $8,100 million, $8,180 million, and $8,552 million; income (loss) before taxes and cumulative effects of accounting changes, $405 million, $(722) million, and $(1,285) million; net income (loss), $659 million, $(544) million, and $(894) million; and average total assets, $111,117 million, $120,237 million, and $125,970 million.
(3) Includes approximately $22 million in 1993, $35 million in 1992, and $71 million in 1991 of tax-exempt income, reducing the federal income tax provision attributed to the United States.
(4) The 1993 results include the $300 million cumulative effect of adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."
(5) The 1991 results include the $457 million cumulative effect of the accounting change for venture capital, all of which is attributed to U.S. operations.

11. COMMITMENTS AND CONTINGENT LIABILITIES
Citicorp and its subsidiaries are obligated under a number of non-cancelable leases for premises and equipment. Minimum rental commitments on non-cancelable leases are in the aggregate $1,989 million, and for each of the five years subsequent to December 31, 1993, are $375 million (1994), $313 million (1995), $252 million (1996), $217 million (1997), and $189 million (1998). The minimum rental commitments do not include minimum sublease rentals under non-cancelable subleases of $129 million. Most of the leases have renewal or purchase options and escalation clauses. Rental expense was $550 million in 1993 net of $60 million sublease rental income, $586 million in 1992 net of $39 million sublease rental income, and $555 million in 1991 net of $36 million sublease rental income.
  At December 31, 1993, certain investment securities, trading account assets, and other assets with a carrying value of $9,917 million were pledged as collateral for borrowings, to secure public and trust deposits, and for other purposes.
  Various legal proceedings are pending against Citicorp and its subsidiaries. Citicorp management considers that the aggregate liability, if any, resulting from these proceedings will not be material to Citicorp's financial position or results of operations.

12. FUTURE IMPACT OF RECENTLY ISSUED
ACCOUNTING STANDARDS
OFFSETTING OF AMOUNTS RELATED TO CERTAIN CONTRACTS
In March 1992, the FASB issued Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," with implementation required effective January 1, 1994. This accounting rule relates to the balance sheet reporting of trading gains and losses from derivative and foreign exchange contracts. It will require the reporting of gross unrealized gains as assets and gross unrealized losses as liabilities. The Interpretation will permit the netting of unrealized amounts by counterparty when master netting agreements have been executed. Citicorp currently reports these unrealized gains and losses on a net portfolio basis, which is industry practice. See Note 1 to the Financial Statements for additional information on derivative and foreign exchange products. If the new rule had been in place at December 31, 1993, it would have increased reported assets and liabilities by approximately $13 billion, with no impact on earnings or stockholders' equity. The effects will vary over time with changes in the value of the unrealized amounts and in the amounts subject to master netting agreements.

POSTEMPLOYMENT BENEFITS
In November 1992, the FASB issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which must be adopted in 1994. Under SFAS No. 112 employers must recognize the cost of benefits provided to former or inactive, but not retired, employees when an event occurs indicating payment of benefits is probable. If the benefits accumulate or vest, the cost must be recognized over the active service life of the employee. Citicorp's significant postemployment benefits, including disability-related benefits, do not accumulate or vest and are currently recognized when benefits are paid or funded. Citicorp will adopt the new standard effective January 1, 1994. The cumulative effect of adoption will be an after-tax charge of $56 million. Citicorp does not expect the ongoing impact on future results to be material.

LOAN IMPAIRMENT
In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which must be adopted by Citicorp by 1995. SFAS No. 114 applies to loans other than groups of smaller-balance homogeneous loans that are collectively evaluated for impairment (generally consumer loans). The standard requires that impairment of such loans be measured generally based on the present value of expected future principal and interest cash flows, discounted at the loan's effective interest rate, and established as a valuation allowance related to those impaired loans. Under SFAS No. 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due. Presently, credit losses on all loans are accounted for through the allowance for credit losses, which is maintained at a level adequate to absorb losses inherent in the portfolio. Although Citicorp has not yet determined the impact of implementing the new standard, which it currently expects to adopt effective January 1, 1995, it does not anticipate a material increase in the allowance.

INVESTMENTS IN DEBT AND EQUITY SECURITIES
In May 1993, the FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which supercedes SFAS No. 12, "Accounting for Certain Marketable Securities," and related Interpretations and amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." The new standard must be adopted by Citicorp on January 1, 1994. SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The principal effect of the new standard relates to such securities that presently are classified as available for sale and carried at the lower of aggregate cost or market value. Under SFAS No. 115, these securities will be carried at fair value, with unrealized gains and losses reported in a separate component of stockholders' equity and realized gains and losses included in earnings along with charges for impairments that are other than temporary. The effect of the adoption of SFAS No. 115 is comprised of the fair value adjustments for investment securities that are available for sale and for certain loans that meet the technical definition in SFAS No. 115 of a "security" and are available for sale, as well as Citicorp's portion of the fair value adjustment for investment securities available for sale held by equity-method affiliates. Citicorp estimates that, had SFAS No. 115 been adopted on December 31, 1993, stockholders' equity would have increased by $365 million after-tax, but adoption of the standard would have had no impact on earnings.
  In addition, certain restructured refinancing country debt which falls within the scope of SFAS No. 115 is being held to maturity and will continue to be carried at cost. The carrying amounts of these assets exceed their fair values by approximately $290 million at December 31, 1993.

13. STOCKHOLDER'S EQUITY OF CITIBANK, N.A.
Authorized capital stock of Citibank was 40 million shares at December 31, 1993 and 1992.

CHANGES IN STOCKHOLDER'S EQUITY

In Millions of Dollars                       1993           1992           1991
- -------------------------------------------------------------------------------
Balance at Beginning of Year              $ 9,047         $7,945         $8,263
ADDITIONS
Net Income (Loss)                         $ 1,564            $22         $ (470)
Contributions from Parent Company             602          1,188             54
Other Net Additions                            40             12             48
                                          -------         ------         ------
                                          $ 2,206         $1,222         $ (368)
                                          -------         ------         ------
DEDUCTIONS
Foreign Currency Translation                 $110           $158         $   49
Net Write-off (Amortization) of
  Intangibles Associated with
  Acquisition and Disposition of
  Subsidiaries and Affiliates                  (5)           (38)           (99)
                                          -------         ------         ------
                                          $   105         $  120         $  (50)
                                          -------         ------         ------
BALANCE AT END OF YEAR                    $11,148         $9,047         $7,945
- ------------------------------------------=====================================

  The contributions from Parent Company were primarily in the form of cash in 1993 and were in the form of cash and the shares of a subsidiary in 1992.
  Citibank's net loss for 1991 reflected restructuring charges offset by its share of the cumulative effect of the accounting change for investments held by its venture capital subsidiaries. During 1991, Citibank sold a venture capital subsidiary to Citicorp at fair value.
  Citibank charges retained earnings with the amount of goodwill associated with investments by Citibank in subsidiaries and affiliates to the extent that the investment exceeded the fair market value of identifiable net assets at the time of acquisition. In accordance with generally accepted accounting principles, such charges are not reflected in the Citicorp financial statements, and the related amounts, net of amortization, aggregating $110 million, $121 million, and $171 million, at December 31, 1993, 1992, and 1991, respectively, are included in other assets in the Citicorp consolidated balance sheet. Citicorp's equity investment in Citibank amounted to $11,258 million, $9,168 million, and $8,116 million at December 31, 1993, 1992, and 1991, respectively.

14. CITICORP (PARENT COMPANY ONLY)
Citicorp (Parent Company) is a legal entity separate and distinct from Citibank, N.A. and its other subsidiaries and affiliates. There are various legal limitations on the extent to which Citicorp's banking subsidiaries may extend credit, pay dividends or otherwise supply funds to Citicorp. The approval of the Office of the Comptroller of the Currency ("OCC") is required if total dividends declared by a national bank in any calendar year exceed net profits (as defined) for that year combined with its retained net profits for the preceding two years. In addition, dividends for such a bank may not be paid in excess of the bank's undivided profits after deducting statutory bad debts in excess of the bank's allowance for credit losses. State-chartered bank subsidiaries are subject to dividend limitations imposed by applicable state law.
  Citicorp's national and state-chartered bank subsidiaries can declare dividends to their respective parent companies in 1994, without regulatory approval, of approximately $2.3 billion, adjusted by the effect of their net income (or net loss) for 1994 up to the date of any such dividend declaration. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that its bank subsidiaries can declare approximately $1.8 billion of the available $2.3 billion, adjusted by the effect of their net income (loss) up to the date of any such dividend declaration.
  Citicorp also receives dividends from its nonbank subsidiaries, including the holding company which owns many of Citicorp's U.S. banks. These nonbank subsidiaries are generally not subject to regulatory restrictions on their payment of dividends to Citicorp except that the approval of the Office of Thrift Supervision may be required if total dividends declared by a savings association in any calendar year exceed amounts specified in that agency's regulations.



CONDENSED STATEMENT OF OPERATIONS
                             Citicorp (Parent Company Only)
In Millions of Dollars              1993              1992/1/              1991
- -------------------------------------------------------------------------------
REVENUE
Dividends from Subsidiary Bank    $  120            $  290               $   --
Dividends from Subsidiaries
  Other Than Banks                   586               460                  857
Interest from Subsidiaries           491               613                  907
Other Revenue/2/                      10                52                  285
                                  ------            ------               ------
                                  $1,207            $1,415               $2,049
                                  ------            ------               ------
EXPENSE
Interest on Other Borrowed Funds  $   80            $  110               $  214
Interest and Fees Paid to
  Subsidiaries                       173               196                  226
Interest on Long-Term Debt and
  Subordinated Capital Notes/3/      724               914                1,166
Other Expense                         39                84                   13
                                  ------            ------               ------
                                  $1,016            $1,304               $1,619
                                  ------            ------               ------
Income Before Taxes, Cumulative
  Effect of Accounting Change
  and Equity in Undistributed
  Income (Loss) of Subsidiaries     $191              $111                 $430
Income Tax Benefit--Current          164               225                  146
Cumulative Effect of
  Accounting Change                  (20)               --                   --
Equity in Undistributed Income
  (Loss) of Subsidiaries,
  Before Cumulative Effects of
  Accounting Changes of
   Subsidiaries                    1,564               386               (1,490)
                                  ------            ------               ------
INCOME (LOSS) BEFORE CUMULATIVE
  EFFECTS OF ACCOUNTING CHANGES
  OF SUBSIDIARIES                 $1,899            $  722               $ (914)
Equity in Cumulative
  Effects of Accounting
  Changes of Subsidiaries            320                --                  457
                                  ------            ------               ------
NET INCOME (LOSS)                 $2,219            $  722               $ (457)
- ----------------------------------=============================================

(1) Reclassified to conform to current year's presentation.
(2) Includes net investment security gains (losses) of $(9) million, $(28) million and $222 million in 1993, 1992, and 1991, respectively.
(3) Includes interest on long-term debt of $623 million, $809 million, and $1,044 million, in 1993, 1992, and 1991, respectively.

CONDENSED BALANCE SHEET

                                             CITICORP (PARENT COMPANY ONLY)
IN MILLIONS OF DOLLARS           DECEMBER 31, 1993        DECEMBER 31, 1992
- ----------------------------------------------------------------------------
ASSETS
Deposits with Subsidiary Banks,
  Principally Interest-Bearing             $ 2,274                   $ 3,154
Investment Securities                        1,692                     2,809
Investments in and Advances to
  Subsidiaries Other Than Banks              8,020                     7,171
Investments in and Advances to
  Citibank, N.A. and Other
  Subsidiary Banks                          16,967                    13,652
Other Assets                                   528                       374
                                           -------                   -------
TOTAL                                      $29,481                   $27,160
- -------------------------------------------=================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Purchased Funds and Other Borrowings       $ 1,105                   $ 1,125
Advances from Subsidiaries                      73                       277
Other Liabilities                            1,267                     1,331
Long-Term Debt, Subordinated Capital
  Notes, and Redeemable Preferred Stock
  (Note 1)                                  13,083                    13,246
Stockholders' Equity                        13,953                    11,181
                                           -------                   -------
TOTAL                                      $29,481                   $27,160
- -------------------------------------------=================================

CONDENSED STATEMENT OF CASH FLOWS

                                              CITICORP (PARENT COMPANY ONLY)
IN MILLIONS OF DOLLARS                    1993             1992         1991
- ----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                     $  2,219       $     722     $    (457)
                                      --------       ---------     ---------
Adjustments to Reconcile Net Income
  (Loss) to Net Cash Provided by
  Operating Activities:
  Equity in Undistributed (Income)
    Loss of Subsidiaries, Before
    Cumulative Effects of
    Accounting Changes of
    Subsidiaries                      $ (1,564)      $    (386)    $   1,490
  Equity in Cumulative Effects of
    Accounting Changes of
    Subsidiaries                          (320)             --          (457)
  Net Change in Other Assets              (154)              8           (10)
  Net Change in Other Liabilities          (64)            158           (22)
  Other, Net                                87             (34)          (98)
                                      --------       ---------     ---------
Total Adjustments                     $ (2,015)      $    (254)    $     903
                                      --------       ---------     ---------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                          $    204       $     468     $     446
                                      --------       ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment Securities:
    Purchases                         $ (6,729)      $  (5,901)    $  (5,073)
    Proceeds from Sale                      31             239         2,637
    Maturities                           7,816           3,896         2,796
  Net (Increase) Decrease in
    Securities Purchased Under
    Resale Agreements                       --             781          (781)
  Subsidiaries:
    Investments and Advances          (235,477)       (330,522)     (317,121)
    Repayment of Advances              233,124         333,147       322,480
  Proceeds from Sale of Subsidiary          --              --            49
                                      --------       ---------     ---------
NET CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES                $ (1,235)      $   1,640     $   4,987
                                      --------       ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Purchased Funds and Other
    Borrowings:
    Proceeds                          $ 68,734       $  80,159     $ 107,855
    Repayments                         (68,754)        (80,840)     (111,106)
  Advances from Subsidiaries:
    Proceeds                             1,814          35,836        52,396
    Repayments                          (2,038)        (35,999)      (52,303)
  Proceeds from Issuance of Long-
    Term Debt                            3,933           2,236         2,528
  Repayment of Long-Term Debt and
    Retirement of Redeemable
    Preferred Stock                     (4,181)         (3,872)       (3,340)
  Preferred Stock:
    Proceeds from Issuance                 654           1,275         1,222
    Redemptions and Repurchases             --              --          (650)
  Proceeds from Issuance of
    Common Stock                           302             119            81
  Dividends Paid                          (313)           (216)         (435)
                                      --------       ---------     ---------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                $    151       $  (1,302)    $  (3,752)
                                      --------       ---------     ---------
Net (Decrease) Increase in Deposits
  with Subsidiary Banks               $   (880)      $     806     $   1,681
Deposits with Subsidiary Banks at
  Beginning of Year                      3,154           2,348           667
                                      --------       ---------     ---------
DEPOSITS WITH SUBSIDIARY BANKS AT
  END OF YEAR                         $  2,274       $   3,154     $   2,348
- --------------------------------------======================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for:
  Interest                            $    999       $     987     $   1,402
  Income Taxes                        $    669       $      42     $      54
- ----------------------------------------------------------------------------

FINANCIAL STATISTICS

QUARTERLY FINANCIAL INFORMATION                                                                      Citicorp and Subsidiaries

In Millions of Dollars Except Per Share Amounts                                   1993                                    1992
                                                --------------------------------------    ------------------------------------
                                                     4th       3rd       2nd       1st       4th       3rd       2nd       1st
                                                --------  --------  --------  --------  --------  --------  --------  --------
Net Interest Revenue                            $  2,007  $  1,983  $  1,853  $  1,847  $  1,857  $  1,951  $  1,823  $  1,825
Fees, Commissions,
  and Other Revenue                                2,145     2,087     2,115     2,038     2,148     1,857     1,991     2,169
                                                --------  --------  --------  --------  --------  --------  --------  --------
Total Revenue                                   $  4,152  $  4,070  $  3,968  $  3,885  $  4,005  $  3,808  $  3,814  $  3,994
                                                ========  ========  ========  ========  ========  ========  ========  ========
Provision for
  Credit Losses                                 $    571  $    625  $    715  $    689  $    980  $    927  $  1,005  $  1,234
Operating Expense                                  3,021     2,574     2,494     2,526     2,553     2,517     2,553     2,434
                                                --------  --------  --------  --------  --------  --------  --------  --------
Income Before
  Taxes and
  Cumulative Effect
  of Accounting Change                          $    560  $    871  $    759  $    670  $    472  $    364  $    256  $    326
Income Taxes                                         (15)      343       313       300       192       248       113       143
                                                --------  --------  --------  --------  --------  --------  --------  --------
Income Before
  Cumulative Effect
  of Accounting Change                          $    575  $    528  $    446  $    370  $    280  $    116  $    143  $    183
Cumulative Effect of Change in
  Accounting for Income Taxes(1)                      --        --        --       300        --        --        --        --
                                                --------  --------  --------  --------  --------  --------  --------  --------
Net Income                                      $    575  $    528  $    446  $    670  $    280  $    116  $    143  $    183
Earnings Per Share(2)
On Common and Common Equivalent Shares
  Before Accounting Change                      $   1.16  $   1.06  $   0.88  $   0.71  $   0.53  $   0.17  $   0.25  $   0.37
  After Accounting Change                           1.16      1.06      0.88      1.38      0.53      0.17      0.25      0.37
Assuming Full Dilution
  Before Accounting Change                      $   1.06  $   0.97  $   0.82  $   0.67  $   0.53  $   0.17  $   0.25  $   0.37
  After Accounting Change                           1.06      0.97      0.82      1.24      0.53      0.17      0.25      0.37
                                                ========  ========  ========  ========  ========  ========  ========  ========
Cash Dividends
  Declared
Redeemable
  Preferred and
  Preferred Stock                               $     86  $     78  $     75  $     73  $     61  $     51  $     50  $     50
                                                ========  ========  ========  ========  ========  ========  ========  ========
Total Assets                                    $216,574  $221,307  $216,285  $217,157  $213,701  $222,882  $219,342  $217,015
                                                ========  ========  ========  ========  ========  ========  ========  ========
Common Stock
  Price Range(3)
High                                              39-3/4    38-5/8    30-7/8    29-7/8    22-1/2    21-3/4    21-5/8    17-7/8
Low                                               33-5/8    30        25-3/4    20-1/2    14-3/8    15-1/4    14-3/8    10-3/8
Close                                             36-7/8    38-1/8    30-1/8    29-1/2    22-1/4    15-5/8    21-1/4    16-1/2
                                                --------  --------  --------  --------  --------  --------  --------  --------

(1) See Note 8 to the Financial Statements
(2) See Note 9 to the Financial Statements.
(3) Based on the New York Stock Exchange composite listing.

RATIOS
                                                   1993        1992        1991
- -------------------------------------------------------------------------------
Return on Total Assets/1/
  Income (Loss) Before Cumulative
    Effects of Accounting Changes                  .84%        .32%      (.41)%
  Net Income (Loss)                                .97%        .32%      (.21)%
Return on Common Stockholders'
  Equity/2/
  Income (Loss) Before Cumulative
    Effects of Accounting Changes                 17.7%        6.5%     (14.3)%
  Net Income (Loss)                               21.1%        6.5%      (7.9)%
Return on Total Stockholders' Equity/3/
  Income (Loss) Before Cumulative
    Effects of Accounting Changes                 15.3%        7.2%      (9.4)%
  Net Income (Loss)                               17.7%        7.2%      (4.5)%
Average Common Stockholders' Equity
  as a Percentage of Average
  Total Assets                                    3.95%       3.39%       3.68%
Average Total Stockholders' Equity
  as a Percentage of Average
  Total Assets                                    5.48%       4.45%       4.59%
Dividends Per Common Share as a
  Percentage of Income
  Per Common Share
  Income (Loss) Before Cumulative
    Effects of Accounting Changes                   _           _           N/M
  Net Income (Loss)                                 _           _           N/M
- -------------------------------------------------------------------------------

(1) Based on net income (loss) as a percentage of average total assets.
(2) Based on net income (loss) less total preferred stock dividends as a percentage of average common stockholders' equity.
(3) Based on net income (loss) less redeemable preferred stock dividends as a percentage of average total stockholders' equity.
N/M Not Meaningful-Loss.

10-K CROSS-REFERENCE INDEX

This Annual Report and Form 10-K incorporate into a single document the requirements of the accounting profession and the Securities and Exchange Commission, including a comprehensive explanation of 1993 results.

Certain statistical data required by the Securities and Exchange Commission are included on pages 40-42, and pages 86-94.

- -------------------------------------------------------------------------------
PART 1                                                                     Page
Item  1   Business ......................................... 5-22, 25-32, 94-98
Item  2   Properties ....................................................... 98
Item  3   Legal Proceedings ................................................ 82
Item  4   Not Applicable
- -------------------------------------------------------------------------------
PART II
Item  5   Market for the Registrant's
          Common Equity and Related
          Stockholder Matters ............................... 47-48, 84-86, 103
Item  6   Selected Financial Data .......................................... 49
Item  7   Management's Discussion and
          Analysis of Financial Condition and
          Results of Operations ....................... 5-22, 26-53, 84, 85, 94
Item  8   Financial Statements and
          Supplementary Data ............................................ 55-94
Item  9   Not Applicable
- -------------------------------------------------------------------------------
PART III                                                                   Page
Item 10   Directors and Executive Officers
          of the Registrant ................................................. *
Item 11   Executive Compensation ............................................ *
Item 12   Security Ownership of Certain
          Beneficial Owners and Management .................................. *
Item 13   Certain Relationships and Related
          Transactions ...................................................... *
- -------------------------------------------------------------------------------
PART IV
Item 14   Exhibits, Financial Statement
          Schedules, and Reports on Form 8-K ............................... 99
- -------------------------------------------------------------------------------

*Citicorp's 1994 Proxy Statement is incorporated herein by reference. Such incorporation by reference shall not include the information referred to in
 Item 402(a)(8) of Regulation S-K.

FINANCIAL DATA SUPPLEMENT

AVERAGE BALANCES AND INTEREST RATES, Taxable Equivalent Basis(1)(2)

In Millions of Dollars                                                                                     1993
- ---------------------------------------------------------------------------------------------------------------
                                                                                Average               % Average
                                                                                 Volume     Interest       Rate
                                                                               --------------------------------
           Interest Revenue
                      Loans     Consumer Loans
           (Net of Unearned     In U.S. Offices                                $ 44,549      $ 4,325       9.71
                    Income)(3)  In Offices Outside the U.S.(4)                   36,885        4,758      12.90
                                                                               --------------------------------
                                    Total Consumer Loans                       $ 81,434      $ 9,083      11.15
                                                                               --------------------------------
                                Commercial Loans
                                In U.S. Offices
                                  Commercial and Industrial                    $ 10,279      $   677       6.59
                                  Mortgage and Real Estate                        8,420          405       4.81
                                  Loans to Financial Institutions                   467           12       2.57
                                  Lease Financing                                 3,537          266       7.52
                                In Offices Outside the U.S.(4)                   34,871        5,971      17.12
                                                                               --------------------------------
                                    Total Commercial Loans                     $ 57,574      $ 7,331      12.73
                                                                               --------------------------------
                                    Total Loans                                $139,008      $16,414      11.81
                                                                               --------------------------------
      Funds Sold and Resale     In U.S. Offices                                $ 11,733      $   354       3.02
                 Agreements     In Offices Outside the U.S.(4)                    2,105        2,598     123.42
                                                                               --------------------------------
                                    Total                                      $ 13,838      $ 2,952      21.33
                                                                               --------------------------------
      Investment Securities     In U.S. Offices
                                  U.S. Treasury and Federal Agencies           $  3,860      $   209       5.41
                                  State and Municipal                               178           11       6.18
                                  Other                                           1,819           81       4.45
                                In Offices Outside the U.S.
                                  (Principally local government issues)(4)        7,488          655       8.75
                                                                               --------------------------------
                                    Total                                      $ 13,345      $   956       7.16
                                                                               --------------------------------
            Trading Account     In U.S. Offices                                $ 13,440      $   716       5.33
                     Assets     In Offices Outside the U.S.(4)                    9,910        1,772      17.88
                                                                               --------------------------------
                                    Total                                      $ 23,350      $ 2,488      10.66
                                                                               --------------------------------
  Deposits at Interest with     Principally in Offices Outside the U.S.(3)(4)  $  9,075      $ 1,016      11.20
                      Banks                                                    --------------------------------
                                Interest-Earning Assets                        $198,616      $23,826      12.00
                                Non-Interest-Earning Assets                      29,624
                                                                               --------------------------------
                                Total Assets                                   $228,240
- -------------------------------------------------------------------------------================================
           Interest Expense
                   Deposits     In U.S. Offices
                                  Savings Deposits(5)                          $ 26,349      $   491       1.86
                                  Negotiable Certificates of Deposit              1,433           89       6.21
                                  Other Time Deposits                            12,569          801       6.37
                                In Offices Outside the U.S.(4)                   89,064        8,416       9.45
                                                                               --------------------------------
                                    Total                                      $129,415      $ 9,797       7.57
                                                                               --------------------------------
   Securities Sold, Not Yet     In U.S. Offices                                $  2,082      $   116       5.57
                  Purchased     In Offices Outside the U.S.(4)                    1,509           79       5.24
                                                                               --------------------------------
                                    Total                                      $  3,591      $   195       5.43
                                                                               --------------------------------
             Funds Borrowed     In U.S. Offices
                                  Purchased Funds and Other Borrowings
                                    Federal Funds Purchased and Securities
                                      Sold Under Agreements to Repurchase      $ 17,368      $   548       3.16
                                    Commercial Paper                                734           24       3.27
                                    Other Purchased Funds(6)                      1,972          313      15.87
                                  Long-Term Debt, Convertible Notes and
                                    Subordinated Capital Notes(6)                16,110          952       5.91
                                In Offices Outside the U.S.(4)                    9,327        4,292      46.02
                                                                               --------------------------------
                                    Total                                      $ 45,511      $ 6,129      13.47
                                                                               --------------------------------
                                Total Interest-Bearing Liabilities             $178,517      $16,121       9.03
                                Demand Deposits in U.S. Offices                  11,992
                                Other Non-Interest-Bearing Liabilities           25,220
                                Total Stockholders' Equity                       12,511
                                                                               --------------------------------
                                Total Liabilities and Stockholders' Equity     $228,240
- ---------------------------------------------------------------------------------------------------------------
       NET INTEREST REVENUE
         AS A PERCENTAGE OF     In U.S. Offices(6)(7)                          $ 98,282      $ 3,396       3.46
          AVERAGE INTEREST-     In Offices Outside the U.S.(6)(7)               100,334        4,309       4.29
             EARNING ASSETS                                                    --------------------------------
                                Total                                          $198,616      $ 7,705       3.88
- -------------------------------------------------------------------------------================================

(1) The taxable equivalent adjustment is based on the marginal tax rate of 35% for 1993 and 34% for 1992 and 1991.
(2) Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3) Loans and interest-bearing deposits in the table above include cash-basis loans and cash-basis bank placements, respectively.
(4) Average rates in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain Latin American countries.

                                                    Citicorp and Subsidiaries
                                 1992                                    1991
- -----------------------------------------------------------------------------
   Average                  % Average    Average                    % Average
    Volume     Interest          Rate     Volume       Interest          Rate
- -------------------------------------   -------------------------------------


  $ 53,869      $ 5,654         10.50   $ 59,793        $ 7,155         11.97
    34,979        4,753         13.59     31,835          4,513         14.18
- -------------------------------------   -------------------------------------
  $ 88,848      $10,407         11.71   $ 91,628        $11,668         12.73
- -------------------------------------   -------------------------------------


  $ 11,561      $   782          6.76   $ 12,774        $ 1,094          8.56
    10,376          544          5.24     12,582            871          6.92
       403           21          5.21        590             33          5.59
     3,636          308          8.47      3,325            325          9.77
    33,123        6,423         19.39     31,800          6,461         20.32
- -------------------------------------   -------------------------------------
  $ 59,099      $ 8,078         13.67   $ 61,071        $ 8,784         14.38
- -------------------------------------   -------------------------------------
  $147,947      $18,485         12.49   $152,699        $20,452         13.39
- -------------------------------------   -------------------------------------
  $  7,833      $   275          3.51   $  5,974        $   334          5.59
     1,701        1,118         65.73      1,429            303         21.20
- -------------------------------------   -------------------------------------
  $  9,534      $ 1,393         14.61   $  7,403        $   637          8.60
- -------------------------------------   -------------------------------------

  $  3,898      $   232          5.95   $  3,650        $   280          7.67
        82            7          8.54        383             38          9.92
     2,104           58          2.76      3,181            132          4.15

     6,644          584          8.79      6,808            649          9.53
- -------------------------------------   -------------------------------------
  $ 12,728      $   881          6.92   $ 14,022        $ 1,099          7.84
- -------------------------------------   -------------------------------------
  $ 12,185      $   733          6.02   $  8,149        $   663          8.14
     7,414        1,281         17.28      4,611            653         14.16
- -------------------------------------   -------------------------------------
  $ 19,599      $ 2,014         10.28   $ 12,760        $ 1,316         10.31
- -------------------------------------   -------------------------------------
  $  9,185      $ 1,029         11.20   $  9,205        $   885          9.61
- -------------------------------------   -------------------------------------
  $198,993      $23,802         11.96   $196,089        $24,389         12.44
    26,808                                25,808
- -------------------------------------   -------------------------------------
  $225,801                              $221,897
- -----------------------------------------------------------------------------


  $ 26,525      $   753          2.84   $ 25,259        $ 1,236          4.89
     2,046          148          7.23      2,328            202          8.68
    18,249        1,322          7.24     23,533          1,958          8.32
    86,792        8,235          9.49     78,174          7,720          9.88
- -------------------------------------   -------------------------------------
  $133,612      $10,458          7.83   $129,294        $11,116          8.60
- -------------------------------------   -------------------------------------
  $  2,163      $   131          6.06   $  3,269        $   244          7.46
       752           44          5.85      1,137             71          6.24
- -------------------------------------   -------------------------------------
  $  2,915      $   175          6.00   $  4,406        $   315          7.15
- -------------------------------------   -------------------------------------



  $ 13,785      $   490          3.55   $ 12,535        $   706          5.63
       948           37          3.90      1,626            101          6.21
     2,716          381         14.03      3,547            497         14.01

    18,612        1,257          6.75     19,041          1,495          7.85
     9,957        3,529         35.44      9,247          2,859         30.92
- -------------------------------------   -------------------------------------
  $ 46,018      $ 5,694         12.37   $ 45,996        $ 5,658         12.30
- -------------------------------------   -------------------------------------
  $182,545      $16,327          8.94   $179,696        $17,089          9.51
    10,992                                10,263
    22,223                                21,745
    10,041                                10,193
- -------------------------------------   -------------------------------------
  $225,801                              $221,897
- -----------------------------------------------------------------------------


  $106,180      $ 3,573          3.37   $110,555        $ 3,736          3.38
    92,813        3,902          4.20     85,534          3,564          4.17
- -------------------------------------   -------------------------------------
  $198,993      $ 7,475          3.76   $196,089        $ 7,300          3.72
- -----------------------------------------------------------------------------

  (5) Savings deposits consist of Insured Money Market Rate accounts, NOW accounts, and other savings deposits.
  (6) Reclassified to conform to current year's presentation.
  (7) Includes appropriate allocations for capital and funding costs based on the location of the asset.

ANALYSIS OF CHANGES IN NET INTEREST REVENUE

Taxable Equivalent Basis(1)                                   1993 vs. 1992                                         1992 vs 1991
- --------------------------------------------------------------------------------------------------------------------------------
                                     Increase (Decrease)                                  Increase (Decrease)
                                       Due to Change in:                                    Due to Change in:
                                ------------------------                             ------------------------
                                Average          Average                Net          Average          Average                Net
In Millions of Dollars           Volume             Rate             Change(2)        Volume             Rate             Change(2)
- ---------------------------------------------------------------------------         --------------------------------------------
Loans-Consumer
In U.S. Offices                $   (927)         $  (402)           $(1,329)        $   (670)         $  (831)           $(1,501)
In Offices Outside the U.S.         252             (247)                 5              433             (193)               240
                                -------          -------            -------         --------          -------            -------
   Total                        $  (675)         $  (649)           $(1,324)        $   (237)         $(1,024)           $(1,261)
                                -------          -------            -------         --------          -------            -------
Loans-Commercial
In U.S. Offices                 $  (200)         $   (95)           $  (295)        $   (243)         $  (425)           $  (668)
In Offices Outside the U.S.         327             (779)              (452)             263             (301)               (38)
                                -------          -------            -------         --------          -------            -------
   Total                        $   127          $  (874)           $  (747)        $     20          $  (726)           $  (706)
                                -------          -------            -------         --------          -------            -------
     Total Loans                $  (548)         $(1,523)           $(2,071)        $   (217)         $(1,750)           $(1,967)
                                -------          -------            -------         --------          -------            -------
Funds Sold & Resale Agreements
In U.S. Offices                 $   122          $   (43)           $    79         $     86          $  (145)           $   (59)
In Offices Outside the U.S.         315            1,165              1,480               68              747                815
                                -------          -------            -------         --------          -------            -------
   Total                        $   437          $ 1,122            $ 1,559         $    154          $   602            $   756
                                -------          -------            -------         --------          -------            -------

Investment Securities
In U.S. Offices                 $   (11)         $    15            $     4         $    (64)         $   (89)           $  (153)
In Offices Outside the U.S.          74               (3)                71              (15)             (50)               (65)
                                -------          -------            -------         --------          -------            -------

   Total                        $    63          $    12            $    75         $    (79)         $  (139)           $  (218)
                                -------          -------            -------         --------          -------            -------
Trading Account Assets
In U.S. Offices                 $    71          $   (88)           $   (17)        $    272          $  (202)           $    70
In Offices Outside the U.S.         445               46                491              461              167                628
                                -------          -------            -------         --------          -------            -------
   Total                        $   516          $   (42)           $   474         $    733          $   (35)           $   698
                                -------          -------            -------         --------          -------            -------

Deposits at Interest with Banks
Principally in Offices Outside
 the U.S.                       $   (12)         $    (1)           $   (13)        $     (2)         $   146            $   144
                                -------          -------            -------         --------          -------            -------

TOTAL INTEREST REVENUE          $   456          $  (432)           $    24         $    589          $(1,176)           $  (587)
- --------------------------------================================================================================================

Deposits
In U.S. Offices                 $  (279)         $  (563)           $  (842)        $   (267)         $  (906)           $(1,173)
In Offices Outside the U.S.         215              (34)               181              826             (311)               515
                                -------          -------            -------         --------          -------            -------

   Total                        $   (64)         $  (597)           $  (661)        $    559          $(1,217)           $  (658)
                                -------          -------            -------         --------          -------            -------
Securities Sold, Not Yet
 Purchased
In U.S. Offices                 $    (5)         $   (10)           $   (15)        $    (73)         $   (40)           $  (113)
In Offices Outside the U.S.          40               (5)                35              (22)              (5)               (27)
                                -------          -------            -------         --------          -------            -------
   Total                        $    35          $   (15)           $    20         $    (95)         $   (45)           $  (140)
                                -------          -------            -------         --------          -------            -------

Funds Borrowed
In U.S. Offices                 $     8          $  (336)           $  (328)        $    (52)         $  (582)           $  (634)
In Offices Outside the U.S.        (235)             998                763              231              439                670
                                -------          -------            -------         --------          -------            -------

   Total                        $  (227)         $   662            $   435         $    179          $  (143)           $    36
                                -------          -------            -------         --------          -------            -------

TOTAL INTEREST EXPENSE          $  (256)         $    50            $  (206)        $    643          $(1,405)           $  (762)
- --------------------------------================================================================================================
NET INTEREST REVENUE            $   712          $  (482)           $   230         $    (54)         $   229            $   175
- --------------------------------================================================================================================

(1) The taxable equivalent adjustment is based on the marginal tax rate of 35% for 1993 and 34% for 1992, and 1991.
(2) Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change."

LOANS OUTSTANDING

In Millions of Dollars at Year End                          1993          1992          1991          1990          1989
- -------------------------------------------------------------------------------------------------------------------------
Consumer Loans
In U.S. Offices
   Mortgage and Real Estate(1)(2)                       $ 22,719      $ 26,140      $ 30,833      $ 32,824      $ 38,213
   Installment, Revolving Credit, and Other               22,490        21,509        26,743        29,984        32,895
   Lease Financing                                           152           353           576           806           725
                                                        --------      --------      --------      --------      --------
                                                        $ 45,361      $ 48,002      $ 58,152      $ 63,614      $ 71,833
In Offices Outside the U.S.                               39,935        36,620        35,032        33,495        27,225
                                                        --------      --------      --------      --------      --------
                                                        $ 85,296      $ 84,622      $ 93,184      $ 97,109      $ 99,058
Unearned Income                                             (942)       (1,169)       (1,645)       (1,973)       (1,983)
                                                        --------      --------      --------      --------      --------
Consumer Loans--Net                                     $ 84,354      $ 83,453      $ 91,539      $ 95,136      $ 97,075
                                                        --------      --------      --------      --------      --------
Commercial Loans
In U.S. Offices
   Commercial and Industrial(3)                         $  8,969      $ 10,168      $ 11,792      $ 12,831      $ 13,483
   Mortgage and Real Estate(1)                             7,440         9,194        11,452        13,103        12,575
   Loans to Financial Institutions                           269           271           528           414           454
   Lease Financing                                         3,541         3,547         3,554         3,183         3,120
                                                        --------      --------      --------      --------      --------
                                                        $ 20,219      $ 23,180      $ 27,326      $ 29,531      $ 29,632
                                                        --------      --------      --------      --------      --------
In Offices Outside the U.S.
   Commercial and Industrial(3)                         $ 23,624      $ 21,332      $ 19,015      $ 19,125      $ 19,387
   Mortgage and Real Estate(1)                             2,201         2,657         4,234         4,350         3,971
   Loans to Financial Institutions                         3,123         3,300         3,047         2,617         4,389
   Governments and Official Institutions                   4,807         5,055         4,881         4,586         4,870
   Lease Financing                                           800           927         1,150         1,253         1,090
                                                        --------      --------      --------      --------      --------
                                                        $ 34,555      $ 33,271      $ 32,327      $ 31,931      $ 33,707
                                                        --------      --------      --------      --------      --------
                                                        $ 54,774      $ 56,451      $ 59,653      $ 61,462      $ 63,339
Unearned Income                                             (161)         (194)         (248)         (290)         (302)
                                                        --------      --------      --------      --------      --------
Commercial Loans--Net                                   $ 54,613      $ 56,257      $ 59,405      $ 61,172      $ 63,037
                                                        --------      --------      --------      --------      --------
Allowance for Credit Losses                             $ (4,379)     $ (3,859)     $ (3,308)     $ (4,451)     $ (4,729)
                                                        --------      --------      --------      --------      --------
Total Loans, Net                                        $134,588      $135,851      $147,636      $151,857      $155,383
- --------------------------------------------------------================================================================

(1) Loans secured primarily by real estate.
(2) Includes commercial real estate loans related to community banking and private banking activities.
(3) Includes loans not otherwise separately categorized.

Cross-Border and Foreign Currency Outstandings in Countries with Outstandings Exceeding 1% of Total Assets(1)(2)(3)

                                                                                                    1993         1992          1991
- -----------------------------------------------------------------------------------------------------------------------------------
                                       Cross-Border Claims     Investments
                                          on Third Parties          in and
- ----------------------------------------------------------      Funding of
                                           Public  Private  Local Citicorp       Equity            Total        Total         Total
In Billions of Dollars at Year End  Banks  Sector   Sector      Franchises  Investments(4)  Outstandings  Outstandings  Outstandings
- ------------------------------------------------------------------------------------------------------------------------------------
United Kingdom                       $0.3   $0.1     $3.4             $3.9         $ --             $7.7          $6.2          $6.7
Mexico                                0.2    2.2      0.2              1.3           --              3.9           3.4           2.9
Japan                                 0.5    0.1      1.3              0.9           --              2.8           2.7           2.5
Brazil                                0.4    0.9      0.5              0.5          0.1              2.4           2.2           1.7
Canada                                 --    0.2      0.8              1.1           --              2.1           2.8           3.9
Germany                               0.1    0.5      0.2              1.3           --              2.1           2.1           2.2
- ------------------------------------------------------------------------------------------------------------------------------------

(1) Outstandings are presented on a regulatory basis and include all loans, deposits at interest with banks, acceptances, other interest-bearing investments, and other monetary assets. Adjustments have been made to assign externally guaranteed outstandings to the country of the guarantor and outstandings for which tangible, liquid collateral is held outside of the obligor's country to the country in which the collateral is held.
(2) Legally binding cross-border and foreign currency commitments, including irrevocable letters of credit and commitments to extend credit, after adjustments to assign externally guaranteed commitments to the country of the guarantor, amounted to $4.7 billion in the United Kingdom, $1.5 billion in Japan, $0.8 billion in Canada, and $1.3 billion in Germany at December 31, 1993. Commitments were less than $.1 billion in Mexico and Brazil. See pages 41 and 42 for additional discussion relating to Brazil.
(3) At December 31, 1993, cross-border and foreign currency outstandings in Canada, Germany, and Argentina ($2.0 billion) were between .75% and 1.0% of total assets. At December 31, 1992, the only such countries were Germany and Argentina ($1.7 billion). At December 31, 1991, the only such country was Brazil.
(4) Equity investments obtained in debt-for-equity swaps which are carried at the lower of cost or estimated fair value.

CASH-BASIS, RENEGOTIATED AND PAST DUE LOANS(1)

In Millions of Dollars at Year End                                          1993    1992    1991    1990    1989
- ----------------------------------------------------------------------------------------------------------------
Commercial Cash-Basis Loans
In U.S. Offices(2)                                                        $1,744  $3,169  $4,211  $3,797  $2,017
In Offices Outside the U.S., Excluding Refinancing Countries(2)              730     953   1,417   1,340     703
In Refinancing Countries(3)                                                1,041   1,302   1,734   3,460   4,461
                                                                          ------  ------  ------  ------  ------
Total Commercial Cash-Basis Loans                                         $3,515  $5,424  $7,362  $8,597  $7,181
- --------------------------------------------------------------------------======================================
Commercial Renegotiated Loans(2)(4)
In U.S. Offices                                                           $  641  $  267  $   67  $   27  $   16
In Offices Outside the U.S.                                                   67      56      17      15      45
                                                                          ------  ------  ------  ------  ------
Total Commercial Renegotiated Loans                                       $  708  $  323  $   84  $   42  $   61
- --------------------------------------------------------------------------======================================
Consumer Loans On Which Accrual of Interest Has Been Suspended
In U.S. Offices                                                           $1,915  $2,280  $2,802  $2,102  $1,529
In Offices Outside the U.S.                                                  948     849     692     576     484
                                                                          ------  ------  ------  ------  ------
Total Consumer Loans On Which Accrual of Interest Has Been Suspended      $2,863  $3,129  $3,494  $2,678  $2,013
- --------------------------------------------------------------------------======================================
Accruing Loans 90 or More Days Delinquent(5)
In U.S. Offices                                                           $  635  $  671  $  755  $  650  $  692
In Offices Outside the U.S.                                                  421     382     399     437     274
                                                                          ------  ------  ------  ------  ------
Total Accruing Loans 90 or More Days Delinquent                           $1,056  $1,053  $1,154  $1,087  $  966
- --------------------------------------------------------------------------======================================

(1) Loan commitments and standby letters of credit to North America commercial real estate borrowers or projects experiencing financial difficulties are not included in this table. Refer to detailed discussion on page 38.
(2) Refer to detailed discussion of cash-basis and renegotiated commercial loans on pages 36 and 37.
(3) Refer to detailed discussion of Refinancing Portfolio on pages 40-42.
(4) Not included in commercial renegotiated loans at December 31, 1993 and 1992 are cross-border outstandings of $130 million to Nigeria and $38 million to the Philippines, both of which were renegotiated pursuant to Brady-type commercial bank debt agreements completed in 1992. Principal on the new outstandings are secured by zero coupon U.S. Treasury securities which will have a value at maturity equal to the principal amount of the renegotiated outstandings. See page 40 for further details.
(5) Primarily consumer loans. Refer to detailed discussion of Consumer Loan Portfolio on pages 34 and 35.


FOREGONE INTEREST REVENUE IN 1993(1)

                                                                                           In Offices
                                                                               In U.S.        Outside     Refinancing
In Millions of Dollars                                                         Offices       the U.S.       Countries      Total
- --------------------------------------------------------------------------------------------------------------------------------
Interest Revenue that Would Have Been Accrued at Original Contractual Rates       $390           $252            $ 47       $689
Amount Recognized as Interest Revenue                                              130             87              99(2)     316
                                                                                  ----           ----            ----       ----
Foregone Interest Revenue                                                         $260           $165            $(52)      $373
- ----------------------------------------------------------------------------------==============================================

(1) Includes Consumer and Commercial Loans.
(2) Includes approximately $97 million of interest on Brazilian medium- and long-term outstandings, of which $21 million relates to prior years.

DETAILS OF CREDIT LOSS EXPERIENCE

In Millions of Dollars                                                 1993    1992    1991    1990    1989
- -----------------------------------------------------------------------------------------------------------
Allowance for Credit Losses at Beginning of Year                     $3,859  $3,308  $4,451  $4,729  $4,205
                                                                     ------  ------  ------  ------  ------
Additions
Provision for Credit Losses                                          $2,600  $4,146  $3,890  $2,662  $2,521
- ---------------------------------------------------------------------======================================
Deductions
Gross Credit Losses
Consumer(1)
    In U.S. Offices                                                  $1,245  $1,744  $1,670  $1,309  $1,257
    In Offices Outside the U.S.                                         504     494     460     369     245
Commercial
  Mortgage and Real Estate:
    In U.S. Offices                                                     333     813     511     228      41
    In Offices Outside the U.S.                                         132     249     314      55      18
  Governments and Official Institutions (In offices outside the U.S.)   131      40   1,212     534     334
  Loans to Financial Institutions:
    In U.S. Offices                                                       -       -     171       -       -
    In Offices Outside the U.S.                                           9       2      19     104     102
  Commercial and Industrial:
    In U.S. Offices                                                     148     408     271     271     120
    In Offices Outside the U.S.                                         175     305     735     470     226
                                                                     ------  ------  ------  ------  ------
                                                                     $2,677  $4,055  $5,363  $3,340  $2,343
                                                                     ------  ------  ------  ------  ------
Credit Recoveries
Consumer(1)
    In U.S. Offices                                                  $  207  $  189  $  202  $  216  $  199
    In Offices Outside the U.S.                                         132     130     125     102      75
Commercial
  Mortgage and Real Estate:
    In U.S. Offices                                                      48       4       -       -       2
    In Offices Outside the U.S.                                           8       1      10       -       4
  Governments and Official Institutions (In offices outside the U.S.)    42      13      10       -       -
  Loans to Financial Institutions (In offices outside the U.S.)          22      10       5       1       1
  Commercial and Industrial:
    In U.S. Offices                                                      54      37      12      68      37
    In Offices Outside the U.S.                                         105      95      65      90      81
                                                                     ------  ------  ------  ------  ------
                                                                     $  618  $  479  $  429  $  477  $  399
                                                                     ------  ------  ------  ------  ------
Net Credit Losses
    In U.S. Offices                                                  $1,417  $2,735  $2,409  $1,524  $1,180
    In Offices Outside the U.S.                                         642     841   2,525   1,339     764
                                                                     ------  ------  ------  ------  ------
                                                                     $2,059  $3,576  $4,934  $2,863  $1,944
                                                                     ------  ------  ------  ------  ------
Other-Net(2)                                                            (21)    (19)    (99)    (77)    (53)
                                                                     ------  ------  ------  ------  ------
Allowance for Credit Losses at End of Year                           $4,379  $3,859  $3,308  $4,451  $4,729
- ---------------------------------------------------------------------======================================
Ratio of Consumer Net Credit Losses to Average Consumer Loans (%)      1.73    2.16    1.97    1.43    1.35
- ---------------------------------------------------------------------======================================
Ratio of Commercial Net Credit Losses to Average Commercial Loans (%)  1.13    2.80    5.13    2.35    1.19
- ---------------------------------------------------------------------======================================

(1) Consumer credit losses and recoveries primarily relate to installment and revolving credit loans.
(2) Principally reflects transfers relating to reserves for anticipated losses on portfolios of consumer receivables that have been sold with recourse.

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES
Maturities of the Gross Commercial Loan Portfolio as of December 31, 1993
                                                                               Due    Over 1 but
                                                                            Within        Within       Over
In Millions of Dollars                                                      1 Year       5 Years    5 Years      Total
- ----------------------------------------------------------------------------------------------------------------------
In U.S. Offices
   Commercial and Industrial Loans(1)                                      $ 3,106      $  3,822    $ 2,041    $ 8,969
   Mortgage and Real Estate(2)                                               2,103         4,367        970      7,440
   Loans to Financial Institutions                                             106           100         63        269
   Lease Financing                                                             814         1,888        839      3,541
In Offices Outside the U.S.                                                 22,737         7,207      4,611     34,555
                                                                           -------      --------    -------    -------
Total                                                                      $28,866      $ 17,384    $ 8,524    $54,774
- ---------------------------------------------------------------------------===========================================
Sensitivity of Loans Due After One Year to Changes in Interest Rates
   Loans at Predetermined Interest Rates                                                $  3,581    $ 2,077
   Loans at Floating or Adjustable Interest Rates                                         13,803      6,447
                                                                                        --------    -------
Total                                                                                   $ 17,384    $ 8,524
- ----------------------------------------------------------------------------------------==============================

(1) Includes loans not otherwise separately categorized.
(2) Loans secured primarily by real estate.

AVERAGE DEPOSIT LIABILITIES IN OFFICES OUTSIDE THE U.S.

In Millions of Dollars                                              1993                    1992                  1991
- ----------------------------------------------------------------------------------------------------------------------
                                                               % Average               % Average             % Average
                                                     Average    Interest    Average     Interest    Average   Interest
                                                     Balance        Rate    Balance         Rate    Balance       Rate
- ------------------------------------------------------------------------    --------------------    ------------------
Banks(1)                                             $11,978       16.83    $17,997        11.31    $14,384      10.50
Other Demand Deposits                                 19,553        2.69     17,372         4.36     15,184       5.50
Other Time and Savings Deposits(1)                    63,260        9.28     56,865         9.57     52,954      10.15
                                                     -------                -------                 -------
Total                                                $94,791        8.88    $92,234         8.93    $82,522       9.36
- -----------------------------------------------------=================================================================

(1) Primarily consists of time certificates of deposit and other time deposits in denominations of $100,000 or more.

TIME DEPOSITS IN U.S. OFFICES AS OF DECEMBER 31, 1993

                                                      Certificates    Other Time
In Millions of Dollars ($100,000 or more)               of Deposit      Deposits
- --------------------------------------------------------------------------------
Under 3 Months                                              $1,294          $783
3 to 6 Months                                                  474           214
6 to 12 Months                                                 371            33
Over 12 Months                                                 751           124
- --------------------------------------------------------------------------------

EFFECTS OF INFLATION
The impact of inflation on Citicorp and other financial institutions is significantly different from that on industries that require a high proportion of investment in fixed assets. The assets and liabilities of a financial institution are primarily monetary in nature. During periods of inflation, monetary assets lose value in terms of purchasing power, and monetary liabilities have corresponding purchasing power gains. The financial statements and other data appearing in this annual report, and in particular the discussion of price risk management on page 44, illustrate how Citicorp operates in an environment of changing interest rates and inflationary trends.

COMPETITION
Citicorp, Citibank, and their subsidiaries and affiliates are subject to intense competition in all aspects of their businesses from both bank and non-bank institutions that provide financial services and, in some of their activities, from government agencies.

PURCHASED FUNDS AND OTHER BORROWINGS
Original Maturities of Less Than One Year

In Millions of Dollars                             1993         1992        1991
- --------------------------------------------------------------------------------
Federal Funds Purchased and
  Securities Sold Under
  Repurchase Agreements(1)
Amount Outstanding at Year End                  $ 9,649      $11,061     $ 8,428
Average Outstanding During
  the Year                                       19,806       15,611      14,019
Maximum Outstanding at Any
  Month End                                      20,706       17,016      16,635

Commercial Paper(2)(3)
Amount Outstanding at Year End                  $ 1,005      $   424     $   906
Average Outstanding During
  the Year                                          734          948       1,626
Maximum Outstanding at Any
  Month End                                       1,005        1,164       3,098

Other Funds Borrowed(4)
Amount Outstanding at Year End                  $ 6,123      $ 6,635     $ 8,108
Average Outstanding During
  the Year                                        6,135        7,414       7,938
Maximum Outstanding at Any
  Month End                                       6,995        8,209       9,886

- -------------------------------------------------------------------------------
(1) Weighted-average interest rate was 6.08% during 1993, 5.43% during 1992, and 7.42% during 1991; 3.38% at year-end 1993, 3.10% at year-end 1992, and
    5.20% at year-end 1991. Rates reflect the impact of the local interest rates prevailing in certain Latin American countries.
(2) Weighted-average interest rate was 3.27% during 1993, 3.90% during 1992, and 6.21% during 1991; 3.31% at year-end 1993, 3.39% at year-end 1992, and
    4.95% at year-end 1991.
(3) Amount outstanding at December 31, 1993 includes $671 million of commercial paper issued by The Student Loan Corporation which began issuing commercial paper in November 1993.
(4) Weighted-average interest rate was 47.71% during 1993, 34.92% during 1992, and 28.07% during 1991; 470.07% at year-end 1993, 78.41% at year-end 1992, and 68.78% at year-end 1991. Rates reflect the impact of the local interest rates prevailing in certain Latin American countries.

CONSENT OF INDEPENDENT AUDITORS

         KPMG Peat Marwick
         Certified Public Accountants

The Board of Directors
Citicorp:

We consent to incorporation by reference of our report dated January 18, 1994 relating to the consolidated balance sheets of Citicorp and subsidiaries as of December 31, 1993 and 1992, the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1993, and the related consolidated balance sheets of Citibank, N.A. and subsidiaries as of December 31, 1993 and 1992, which report appears on page 54 of the 1993 Citicorp Annual Report and Form 10-K, in the following Registration Statements: of Citicorp Nos. 2-77058, 2-47648, 2-58678, 2-82298, 33-21332, 33-21331 and 33-41751 on Form S-8, and
Nos. 33-11927, 33-20692, 33-15896, 33-18754, 33-26018, 33-32207, 33-38589,
33-33238, 33-35178, 33-42378, 33-46633, 33-64574, and 33-66094 on Form S-3; and
of Citicorp Mortgage Securities, Inc., Citibank, N.A., and other affiliates, No. 33-66222 on Form S-3, and Nos. 33-6979, 33-6358, 33-8718, 33-16870,
33-25068, 33-36313 and 33-34670, on Form S-11.



/S/ KPMG Peat Marwick

New York, New York
February 18, 1994


REGULATION AND SUPERVISION

Citicorp is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (BHC Act), and is registered as such with the Board of Governors of the Federal Reserve System (FRB). Citicorp is subject to examination by the FRB and is restricted in its acquisitions, certain of which are prohibited and certain of which are subject to approval by the FRB. The
FRB generally is prohibited from approving any application by a bank holding company to acquire voting shares of any bank in another state unless such acquisition is specifically authorized by the laws of such state or unless, under certain circumstances, such bank is a failing bank. While all but two states have adopted laws authorizing certain acquisitions by out-of-state bank holding companies, not all currently permit unrestricted entry by bank holding companies located in New York.
  Under the BHC Act, a bank holding company is, with limited exceptions, prohibited from (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or (ii) engaging in any activity other than managing or controlling banks. With the prior approval of the FRB, however, a bank holding company may own more than 5% of the voting shares of a company engaged in activities which the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, federal law imposes certain restrictions on transactions between Citicorp and its non-bank subsidiaries, on the one hand, and its federally-insured depository institutions and subsidiaries, including Citibank, on the other. As an affiliate of Citibank and other federally insured depository institutions, Citicorp is subject, with certain exceptions, to provisions of federal law imposing limitations on, and requiring collateral for, extensions of credit by Citibank to its affiliates.
  Citicorp is also a savings and loan holding company within the meaning of the Home Owners' Loan Act of 1933 (HOLA), and is registered as such with the Office of Thrift Supervision (OTS). As such, its acquisitions of savings associations are subject to limitations under the HOLA similar to those on acquisitions of banks under the BHC Act, and to the prior approval of the FRB and OTS.
  Citibank is a national bank primarily regulated by the Office of the Comptroller of the Currency (OCC). See Note 14 of Notes to Financial
Statements for a discussion of the limitations on the availability of Citicorp's subsidiaries' undistributed earnings for the payment of dividends due to such regulation and other reasons.
  Citicorp continues to provide its regulators with reports and information, including its capital and operating plans, in accordance with the closer working relationship which has evolved with such regulators.
  In 1989, the Financial Institutions Reform, Recovery and Enforcement Act (FIRREA) was enacted, which, among other things, provided that a financial institution insured by the Federal Deposit Insurance Corporation (FDIC) under common ownership with a failed FDIC-insured institution can be required to indemnify the FDIC for its losses resulting from the insolvency of the failed institution, even if such indemnification causes the affiliated institution also to become insolvent. Any obligations or liability owed by a subsidiary depository institution to its parent company is subordinate to the subsidiary depository institution's cross-guarantee liability with respect to commonly controlled insured depository institutions and to the rights of depositors.
  Under longstanding policy of the FRB, a bank holding company is expected to act as a source of financial strength for its subsidiary banks and to commit resources to support such banks. As a result of such policy, Citicorp may be required to commit resources to its subsidiary banks in circumstances where it might not do so absent such policy. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank, including a guarantee of a capital plan submitted by that subsidiary as described below, will be assumed by the bankruptcy trustee and entitled to a priority payment. In addition, there are numerous governmental requirements and regulations that affect the activities of Citicorp.
  Citicorp and its insured depository institution subsidiaries are subject to risk-based capital and leverage guidelines issued by U.S. banking industry regulators for banks and bank holding companies in the United States. The risk-based guidelines are based upon the July 1988 Basle Accord, which was endorsed by the Central bank governors of the G-10 countries, including the United States. One principal objective is to arrive at comparable capital requirements for all major international banks. See Capital Analysis on page
47. Failure to meet applicable capital guidelines could subject a bank holding company and its insured depository institutions to a variety of enforcement remedies available to the federal regulatory authorities. Depending upon circumstances, the regulatory agencies may require an institution to surpass minimum prescribed capital ratios.
  In 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) was enacted, which, among other things, terminated the "too big to fail" doctrine except in special cases and limited the FDIC's payment of deposits at foreign branches. FDICIA was intended to protect the federal deposit insurance fund by requiring regulators to take specific prompt actions with respect to institutions that do not meet minimum capital standards.
FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." An undercapitalized institution is prohibited from making capital distributions and may be required to submit a capital plan, restrict asset growth and limit new lines of business. Holding companies are also required to guarantee compliance by their insured depository institutions with any capital plans, subject to certain limits. If a depository institution fails to submit a capital plan acceptable to its federal bank agency, it is treated as if it is significantly undercapitalized.
  Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to appointment of a receiver or conservator.
  Pursuant to FDICIA, the federal regulatory agencies adopted regulations defining the five capital tiers. Under these regulations, a "well capitalized" institution must have a Tier 1 capital ratio of at least 6%, a combined Tier 1 and Tier 2 capital ratio of at least 10%, and a leverage ratio of at least 5% and not be subject to a directive, order or written agreement to meet and maintain specific capital levels. An "adequately capitalized" institution must have a Tier 1 capital ratio of at least 4%, a combined Tier 1 and Tier 2 capital ratio of at least 8%, a leverage ratio of at least 4% and does not meet the definition of "well capitalized." As of December 31, 1993, Citicorp's bank and thrift subsidiaries, including Citibank, meet the "well capitalized" standards. In addition, under the regulations, the regulators can downgrade the capital status of a depository institution under certain circumstances.
  The capital-based prompt corrective action provisions of FDICIA and their implementing regulations apply to FDIC-insured depository institutions and are not applicable to holding companies which control such institutions. However, both the FRB and the OTS have indicated that, in regulating holding companies, they will take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary depository institutions pursuant to such provisions and regulations. Although the capital categories defined under the prompt corrective action regulations are not directly applicable to Citicorp under existing law and regulations, Citicorp would have met the applicable well-capitalized standards if applied to it as of December 31, 1993.
  Under FDICIA regulations, an insured depository institution cannot accept brokered deposits (which term is defined to include payment of an interest rate more than 75 basis points above prevailing rates) unless (i) it is "well capitalized," or (ii) it is "adequately capitalized" and receives a waiver from the FDIC. A bank that cannot receive brokered deposits and that is not "adequately capitalized" cannot offer "pass-through" insurance on certain employee benefit accounts. In addition, an insured depository institution that is "adequately capitalized" may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates. There are no such restrictions on an insured depository institution that is "well capitalized." Under the definitions adopted with respect to brokered deposits as of December 31, 1993, all of Citicorp's bank and thrift subsidiaries, including Citibank, meet the "well capitalized" standards.
  FDICIA imposed specified accounting and reporting requirements and risk-based assessments for FDIC insurance. Effective January 1, 1993, the FDIC adopted a risk-based assessment system under which the assessment rate for an insured depository institution varies according to the level of risk incurred in its activities. Other rules adopted pursuant to FDICIA include: (1) real estate lending standards for depository institutions, which provide guidelines concerning loan-to-value ratios for various types of real estate loans; (2) rules requiring depository institutions to develop and implement internal procedures to evaluate and control credit and settlement exposure to their correspondent banks; (3) rules implementing the FDICIA provisions prohibiting, with certain exceptions, insured state banks from making equity investments or engaging in activities of the types and amounts not permissible for national banks; and (4) rules and guidelines for enhanced financial reporting and audit requirements. Rules currently proposed for adoption pursuant to FDICIA include: (1) revisions to the risk-based capital guidelines regarding interest rate risk, concentrations of credit risk and the risks posed by "non-traditional activities"; and (2) rules addressing various "safety and soundness" issues, including operations and managerial standards, standards for asset quality, earnings and stock valuations, and compensation standards.
  Legislation enacted as part of the Omnibus Budget Reconcilation Act of 1993 provides that deposits in U.S. offices and certain claims for administrative expenses and employee compensation against a U.S. insured depository institution which has failed will be afforded a priority over other general unsecured claims, including deposits in non-U.S. offices and claims under non-depository contracts in all offices, against such an institution in the "liquidation or other resolution" of such an institution by any receiver. Accordingly, such priority creditors (including the FDIC, as the subrogee of insured depositors) of Citicorp's insured depository institution subsidiaries will be entitled to priority over unsecured creditors in the event of a "liquidation or other resolution" of such institution.
  Citicorp, Citibank, and their affiliates are also subject to restrictions with respect to issuing, floating, and underwriting, or publicly selling or distributing, securities in the United States. Citibank and its affiliates are able to underwrite and deal in specific categories of securities, including U.S. government and certain agency, state, and municipal securities. In addition, Citicorp Securities, Inc. is authorized by the FRB to underwrite and deal, to a limited extent (subject to certain conditions), in certain other categories of securities, including municipal revenue bonds, commercial paper, mortgage-related and consumer receivable-related securities, and corporate debt.

  The earnings of Citibank and its bank affiliates, and therefore the earnings of Citicorp, are affected by general economic conditions, management policies, and the legislative and governmental actions of various regulatory authorities including the FRB, the FDIC, and the OCC.

PROPERTIES

The principal offices of Citicorp and Citibank are located at 399 Park Avenue, New York, New York, a 39 story building of which two thirds is owned by Citibank. Citibank also owns one third of Citicorp Center, a 59 story building located at 153 East 53rd Street across Lexington Avenue from 399 Park Avenue. Citicorp occupies all of the space it owns in both buildings. Citibank also owns Citicorp at Court Square in Long Island City, New York and 111 Wall Street in New York City, which are totally occupied by Citicorp. In addition, Citicorp has major domestic real estate holdings in San Francisco; Chicago; St. Louis; Tampa; Sioux Falls, South Dakota; Hagerstown and Silver Spring, Maryland; New Castle, Delaware; and The Lakes, Nevada.

  Internationally, Citicorp owns major corporate premises in various cities throughout the world including Paris, London, Milan, Dusseldorf, Buenos Aires, Rio de Janeiro, Sao Paulo, Mexico City, San Juan, Caracas, Hong Kong,
Manila, Seoul, Taipei, Tokyo and Madrid. Approximately 48% of the space Citicorp occupies worldwide is owned.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITICORP
(Registrant)


/s/ Charles E. Long

Charles E. Long
Executive Vice President and Secretary

February 18, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 18, 1994 by the following persons in the capacities indicated.


/s/ Paul J. Collins                     /s/ Thomas E. Jones

Paul J. Collins                         Thomas E. Jones
Vice Chairman                           Executive Vice President
Principal Financial Officer             Principal Financial Officer(1)

(1) Primary responsibility for financial control, tax, accounting, and reporting.

John S. Reed (Citicorp's Principal Executive Officer) and the Directors of Citicorp (listed below) executed a power of attorney appointing Charles E. Long their attorney-in-fact, empowering him to sign this report on their behalf.

D. Wayne Calloway                       H. Onno Ruding
Colby H. Chandler                       Donald V. Seibert
Pei-yuan Chia                           Frank A. Shrontz
Kenneth T. Derr                         Mario H. Simonsen
Lawrence E. Fouraker                    Roger B. Smith
H.J. Haynes                             Christopher J. Steffen
William R. Rhodes                       Franklin A. Thomas
Rozanne L. Ridgway                      Edgar S. Woolard, Jr.

EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements Filed for Citicorp and Subsidiaries:

Consolidated Statement of Operations
Consolidated Balance Sheet
Consolidated Statement of Changes in Stockholders' Equity
Consolidated Statement of Cash Flows

  Citicorp filed a Current Report on Form 8-K dated October 19, 1993 (Item 5), which report included a summary of the consolidated operations of Citicorp for the three- and nine-month periods ended September 30, 1993. Citicorp filed a Current Report on Form 8-K dated January 18, 1994 (Item 5), which report included a summary of the consolidated operations of Citicorp for the year ended December 31, 1993.
  Calculation of Ratio of Income to Fixed Charges is filed herewith. Citicorp's significant subsidiaries (as defined) and their place of incorporation or organization include:

Citibank, N.A.                               United States
Citibank (Nevada), N.A.                      United States
Citibank (South Dakota), N.A.                United States
Citicorp Real Estate, Inc.                   Delaware
Citibank Overseas Investment
  Corporation                                United States


  Other subsidiaries of Citicorp and their place of incorporation or organization include:

Citicorp Holdings, Inc.                      Delaware
Citicorp Mortgage, Inc.                      Delaware
Citibank Delaware                            Delaware
Citibank (New York State)                    New York
Citibank Privatkunden A.G.                   Germany
Aspiration, Inc.                             Delaware
Citibank A.G.                                Germany
Citibank Canada                              Canada
Citibank, Federal Savings Bank               United States
Citibank International, Plc                  United Kingdom
Citibank Limited (Australia)                 Australia
Citicorp Banking Corporation                 Delaware
Citicorp Securities, Inc.                    Delaware
Citicorp North America, Inc.                 Delaware
Citicorp Venture Capital Ltd.                New York
Court Square Capital Limited                 Delaware
Quotron Systems, Inc.                        Delaware
The Student Loan Corporation                 Delaware

  Citicorp's Restated Certificate of Incorporation, as amended, By-Laws, Instruments Defining the Rights of Securities Holders, and certain other material contracts, including employee benefit plans and indentures and constituent instruments, have been previously filed with the Securities and Exchange Commission as exhibits to various Citicorp registration statements and periodic reports.
  Stockholders may obtain copies of such documents by writing to Citicorp, Corporate Governance Department, 399 Park Avenue, Mezzanine, New York, New York 10043.
  Powers of Attorney of Messrs. Reed, Calloway, Chandler, Chia, Derr, Fouraker, Haynes, Rhodes, Ruding, Seibert, Shrontz, Simonsen, Smith, Steffen, Thomas, and Woolard and Amb. Ridgway as Directors and/or officers of Citicorp are filed herewith.

CITICORP AND CITIBANK DIRECTORS' COMMITTEES

Audit Committees: supervise independent audits and oversee the establishment of appropriate accounting policies for Citicorp and Citibank, N.A.

Members (Citicorp): Donald V. Seibert, Chairman; D. Wayne Calloway, Kenneth T. Derr, H.J. Haynes, Rozanne L. Ridgway, Mario H. Simonsen and Roger B. Smith.

Members (Citibank, N.A.): Donald V. Seibert, Chairman; D. Wayne Calloway, H.J. Haynes and Rozanne L. Ridgway.

The Audit Committees of Citicorp and Citibank, N.A. (the "committee"), whose members are all independent outside directors, meet at least four times each year with the corporation's independent auditors, the Vice Chairman, the Senior Executive Vice President, the Executive Vice President-Principal Financial Officer, the Executive Vice President-Legal Affairs, the Managing Director of Business Risk Review and the Chief Auditor.

Its principal functions, set out in its Charter, include reviews of: the audit plans, scope of examination and audit findings of both the independent auditors and the corporation's internal corporate audit group; significant legal matters; credit portfolios; internal control; and the adequacy of corporate insurance coverage. Also, this committee monitors the conduct of Citicorp's subsidiaries and affiliates in providing fiduciary and investment services, receives periodic reports from the senior management of such entities and reports to the Citicorp Board. Further, it is the responsibility of this committee to recommend to the Board the annual appointment of the independent auditors. The Board accepted the recommendation that KPMG Peat Marwick be retained for 1994 and this proposal will be presented to the stockholders for approval at the Annual Meeting.

The findings of internal and independent auditors, financial controllers and external regulatory agencies are reviewed. Responses to their findings and corrective action plans are monitored to ensure that appropriate follow-up measures are taken in a timely manner. These are reviewed with and without the presence of management. The committee also meets privately with KPMG Peat Marwick with no members of management present and privately with the Chief Auditor with no members of management present. The committee meets annually with representatives of the principal regulatory agencies who personally present the results of their examinations. The results of these examinations, along with the committee's own findings, are reported regularly to the full Board.

It is also the function of this committee to oversee the accounting policies used in preparing the financial statements of Citicorp and Citibank, N.A.


DONALD V. SEIBERT

Committee on Directors: recommends qualified candidates for membership on the Boards of Directors of Citicorp and Citibank, N.A.

Members: John S. Reed, Chairman; Colby H. Chandler, Lawrence E. Fouraker, H.J. Haynes and Frank A. Shrontz.

The Committee on Directors actively solicits recommendations for prospective directors from their current members and stockholders and, consistent with the needs of the corporation and representation of the various services and customers, recommends the approval of a candidate. The nominees are then presented to the full Board, which proposes the slate of directors to be submitted to the stockholders at the Annual Meeting. In addition, the committee is charged with keeping current and recommending changes in directors' compensation.


JOHN S. REED

Committee on Subsidiaries and Capital (Citicorp)

Members: Paul J. Collins, Chairman; D. Wayne Calloway, Colby H. Chandler, H.J. Haynes, Rozanne L. Ridgway, Donald V. Seibert, Mario H. Simonsen, Franklin A. Thomas and Edgar S. Woolard, Jr.

This committee is responsible for a) reviewing the corporation's capital structure, position and planning and b) its principal subsidiaries including, but not limited to, Citibank, N.A. The committee reviews the corporation's subsidiary structure and processes for managing subsidiaries and the principal subsidiaries' financial statements. The Chairman of the committee reports periodically to the Citicorp and Citibank, N.A. Boards of Directors.


PAUL J. COLLINS

Consulting Committee
(Citibank, N.A.)

Members: Colby H. Chandler, Kenneth T. Derr, Lawrence E. Fouraker, H. Onno Ruding, Mario H. Simonsen, Roger B. Smith and Edgar S. Woolard, Jr.

This committee, composed of those Citicorp directors who are not also directors of Citibank, N.A., attends all meetings of the Board of Directors of Citibank, N.A. and remains available to Citibank's Board as consultants on an "as needed" basis.


JOHN S. REED

Executive Committee: provides backup for the Boards of Directors of Citicorp and Citibank, N.A.

Members (Citicorp): H.J. Haynes, Donald V. Seibert, Frank A.
Shrontz, Roger B. Smith and Franklin A. Thomas.

Members (Citibank, N.A.): Any three directors in attendance at a regular meeting of the Board of Directors where a quorum is not present.

This committee acts on behalf of the Boards of Directors should an urgent matter arise that requires a decision before the Board is next scheduled to meet. The Executive Committee has nearly all the powers of the Boards of Directors, except for certain powers expressly reserved to the Boards of Directors. The Chairman and the Vice Chairmen are ex-officio members.


JOHN S. REED

Personnel Committee: oversees employee policies and programs of Citicorp and Citibank, N.A.

Members: Frank A. Shrontz, Chairman; Kenneth T. Derr, H.J. Haynes, Donald V. Seibert, Franklin A. Thomas and Edgar S. Woolard, Jr.

The Personnel Committee reviews and approves compensation policy and other personnel-related programs to maintain an environment at Citicorp and Citibank, N.A. that attracts and retains people of high capability, commitment and integrity. In addition, the committee oversees succession planning.


FRANK A. SHRONTZ

Public Issues Committee:
reviews Citicorp's policies and performance on matters of public concern.

Members: Franklin A. Thomas, Chairman; Lawrence E. Fouraker, Rozanne L. Ridgway, Frank A. Shrontz and Roger B. Smith.

The Public Issues Committee's mission is to assure that the public interest is maintained in the performance of our business roles and in achieving a more competitive business environment. The committee reviews the corporation's policy, posture, practices and programs relating to public issues of significance to Citicorp and the public at large.


FRANKLIN A. THOMAS

CITICORP AND CITIBANK DIRECTORS

The Boards of Directors of Citicorp and Citibank, N.A. meet on the third Tuesday of the month to administer the affairs of the organizations. Certain specific operations and areas of the Corporation and the Bank are regularly monitored by the Directors' committees, whose activities are described on the preceding pages.

/+/Director of Citicorp
/*/Director of Citibank, N.A.

D. Wayne Calloway/+//*/
Chairman and
Chief Executive Officer
PepsiCo, Inc.

Colby H. Chandler/+/
Former Chairman and
Chief Executive Officer
Eastman Kodak Company

Pei-yuan Chia/+//*/
Vice Chairman
Citicorp and Citibank, N.A.

Paul J. Collins/+//*/
Vice Chairman
Citicorp and Citibank, N.A.

Kenneth T. Derr/+/
Chairman and
Chief Executive Officer
Chevron Corporation

Lawrence E. Fouraker/+/
Professor Emeritus
Graduate School of
Business Administration
Harvard University

H.J. Haynes/+//*/
Senior Counselor
Bechtel Group, Inc.

John S. Reed/+//*/
Chairman
Citicorp and Citibank, N.A.

William R. Rhodes/+//*/
Vice Chairman
Citicorp and Citibank, N.A.

Rozanne L. Ridgway/+//*/
Co-Chair
The Atlantic Council
of the United States

H. Onno Ruding/+/
Vice Chairman
Citicorp and Citibank, N.A.

Donald V. Seibert/+//*/
Director Emeritus and Former
Chairman and
Chief Executive Officer
J.C. Penney Company, Inc.

Frank A. Shrontz/+//*/
Chairman and
Chief Executive Officer
The Boeing Company

Mario H. Simonsen/+/
Vice Chairman
Brazilian Institute of Economics
The Getulio Vargas Foundation

Roger B. Smith/+/
Former Chairman and
Chief Executive Officer
General Motors Corporation

Christopher J. Steffen/+//*/
Senior Executive
Vice President
Citicorp and Citibank, N.A.

Franklin A. Thomas/+//*/
President
The Ford Foundation

Edgar S. Woolard, Jr./+/
Chairman and
Chief Executive Officer
E.I. du Pont de Nemours &
Company


SENIOR MANAGEMENT


John S. Reed
Chairman

Pei-yuan Chia
Paul J. Collins
William R. Rhodes
H. Onno Ruding
Christopher J. Steffen
Shaukat Aziz
James L. Bailey
Ernst W. Brutsche
Colin Crook
Arthur M. de Graffenried
David E. Gibson
Dennis O. Green
Guenther E. Greiner
Thomas E. Jones
Charles E. Long
Alan S. MacDonald
Dennis R. Martin
Robert H. Martinsen
Robert A. McCormack
Victor J. Menezes
Lawrence R. Phillips
John J. Roche
Hubertus M. Rukavina
Rana S. Talwar
Alan J. Weber
Masamoto Yashiro
Ronald X. Zettel

COUNTRY CORPORATE OFFICERS

Algeria
Kamal Driss

Argentina
Jorge A. Bermudez

Australia
Brian T. Clayton

Austria
Patrick Dewilde

Bahamas
David A. Tremblay

Bahrain
Mohammed Al-Shroogi

Bangladesh
Mahesh Rao

Belgium
Lode G. Beckers

Bolivia
Fernando Anker

Brazil
Alvaro A.C. de Souza

Brunei
Stephen J. Lawrence

Canada
Richard E. Lint

Cayman Islands
David A. Tremblay

Chile
Carlos D. Fuks

Colombia
Michael A. Contreras

Costa Rica
Douglas L. Peterson

Cote d'Ivoire
Robert Thornton

Czech Republic
Karl Swoboda

Denmark
Chris Devries

Dominican Republic
Juan de Dianous

Ecuador
Eric R. Mayer

Egypt
Ahmed M. El Bardai

El Salvador
Juan Miro

Finland
Stephen W. McClintock

France
Claude Jouven

Gabon
Rudolph Thomson

Germany
Richard J. Srednicki

Greece
Dimitri P. Krontiras

Guam
Rashid M. Habib

Guatemala
Antonio Uribe

Haiti
Gladys M. Coupet

Honduras
Edward L. Wess

Hong Kong
Antony K.C. Leung

Hungary
John D. McGloughlin

India
Robert S. Eichfeld

Indonesia
Maarten J. Hulshoff

Ireland
Aidan Brady

Italy
Sergio Ungaro

Jamaica
Peter Moses

Japan
Masamoto Yashiro

Jersey, Channel Islands
Ronald L. Mitchell

Jordan
Walid Alamuddin

Kenya
Terence M. Davidson

Korea
John M. Beeman

Luxembourg
Yves de Naurois

Malaysia
Aditya Puri

Mexico
Gabriel Jaramillo

Monaco
Miklos I. Vasarhelyi

Morocco
Abdel  Jelil Ayed

Nepal
Mahim Mehra

Netherlands
Romeo Van Der Borch

Netherlands Antilles
Thomas J. Charters

New Zealand
Richard Wilks

Nicaragua
Edward L. Wess

Nigeria
Naveed Riaz

Norway
Per Etholm, Jr.

Oman, Sultanate of
Steven A. Pinto

Pakistan
Shaukat Tarin

Panama, Republic of
Eduardo C. Urriola

Paraguay
Gustavo Marin

People's Republic of China
Chung Peng Cheng

Peru
Rafael W. Venegas

Philippines
William W. Ferguson

Poland
Allan J. Hirst

Portugal
David Kyle

Puerto Rico
Franklin G. Burnside

Russia
Miljenko Horvat

Saudi Arabia
James J. Collins

Senegal
Michel A. Accad

Singapore
David P. Conner

Spain
Amador Huertas

Sri Lanka
Nihal Welikala

Sudan
Adnan A. Mohamed

Sweden
David H. Smith

Switzerland
Hubertus M. Rukavina

Taiwan
Thomas M. McKeon

Thailand
David L. Hendrix

Trinidad and Tobago
Suresh Maharaj

Tunisia
Bradley C. Lalonde

Turkey
Anjum Z. Iqbal

United Arab Emirates
Ahmed Saeed S. Bin Brek

United Kingdom
Ian D. Cormack

Uruguay
Carlos M. Fedrigotti

Venezuela
Thomas J. Charters

Virgin Islands
Franklin G. Burnside

Zaire, Republic of
Mulongo Masangu

Zambia
Kandolo Kasongo


Countries where Citicorp has offices but no designated Country Corporate Officer are not reflected in the above list.

STOCKHOLDER INFORMATION

NOTICE OF THE ANNUAL MEETING
The Annual Meeting of stockholders will be held on Tuesday, April 19, 1994, at 9:00 a.m., in the auditorium of Citicorp Headquarters at 399 Park Avenue, New York, NY 10043.

A formal notice of this meeting, together with a proxy and a proxy statement, has been included with this annual report. Stockholders are urged to sign and return their proxies promptly to assure that the stock of the corporation will be represented as fully as possible at the meeting.

Citicorp has approximately 60,000 common stockholders of record. About 83% of the Citicorp shares entitled to vote were voted in person or by proxy at the last annual stockholders' meeting on April 20, 1993.

Additional copies of this annual report are available. Write to Citicorp, Corporate Affairs, 850 Third Avenue, 13th Floor, New York, NY 10043.

Copies of the written transcript and tape recordings of the proceedings at Citicorp stockholders' meetings are available to Citicorp stockholders at cost from Citicorp, Corporate Governance Department, 399 Park Avenue, Mezzanine, New York, NY 10043.

Supplemental financial data are published quarterly and are available from Citicorp, Corporate Affairs, 850 Third Avenue, 13th Floor, New York, NY 10043.

TRANSFER AGENT AND REGISTRAR
Citibank, N.A., Issuer Services, Box 4855, New York, NY 10043

CO-TRANSFER AGENTS AND CO-REGISTRARS
First Interstate Bank of California
26610 West Agoura Road
Calabasas, CA 91302

The First National Bank of Chicago
Corporate Trust Department
One First National Plaza
Chicago, IL 60670

Montreal Trust Company
15 King Street West
Toronto, Ontario
Canada M5H 1B4

JAPANESE SHAREHOLDER SERVICE ORGANIZATION
AND PAYING BANK
The Yasuda Trust and Banking Company, Limited
Stock Transfer Department
1-17-7, Saga, Koto-ku,
Tokyo, Japan

CITICORP STOCK LISTED
New York Stock Exchange
Midwest Stock Exchange
Pacific Stock Exchange
London Stock Exchange
Amsterdam Stock Exchange
Tokyo Stock Exchange
Zurich Stock Exchange
Geneva Stock Exchange
Basel Stock Exchange
Toronto Stock Exchange
Dusseldorf Stock Exchange
Frankfurt Stock Exchange

Securities and Exchange Commission
Washington, DC 20549
Form 10-K
Annual Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the fiscal year ended December 31, 1993 Commission File Number 1-5738

- --------------------------------------------------------------------------------

Incorporated in the State of Delaware
IRS Employer
Identification Number: 13-2614988
Address: 399 Park Avenue, New York, NY 10043
Telephone: (800) 285-3000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
A list of Citicorp securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 is available from Citicorp, Corporate Governance Department, 399 Park Avenue, Mezzanine, New York, NY 10043.

As of December 31, 1993, Citicorp had 386,490,167 shares of common stock outstanding.

Citicorp (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

No disclosure of any delinquent filer under Rule 16a-3(e) under the Securities Exchange Act of 1934 is contained herein, and will not be contained, to the best of Citicorp's knowledge, in Citicorp's 1994 Proxy Statement incorporated herein by reference or any amendment to this Annual Report and Form 10-K.

The aggregate market value of Citicorp common stock held by non-affiliates on January 31, 1994 was approximately $16.9 billion.

Certain information has been incorporated by reference as described herein into Part III of this annual report from Citicorp's proxy statement relating to its annual meeting of stockholders to be held on April 19, 1994.

CITICORP SERVICE

We continue to build a worldwide organization dedicated to serving our customers and take pride in the quality of service we deliver. The following addresses and phone numbers are part of our service commitment to help you obtain needed information and prompt assistance.

STOCKHOLDERS
- --------------------------------------------------------------------------------
For general questions about Citicorp stock, contact: Citicorp Investor
Relations, 153 E. 53 St., 6th Floor, New York, NY 10043.          (800) 342-6690
- --------------------------------------------------------------------------------
For questions about your Dividend Reinvestment Account, Lost Stock Certificates, Stock Transfer, Estate Inquiries/Transfer Requirements, contact: Citibank,
N.A., c/o Citicorp Data Distribution, Inc., Customer Service Unit, P.O. Box 308,
Paramus, NJ 07653                                                 (800) 422-2066
- --------------------------------------------------------------------------------
For all other stockholder concerns, contact: Citicorp Corporate Governance, 399
Park Avenue, New York, NY 10043.                                  (212) 559-4822
- --------------------------------------------------------------------------------

GENERAL INFORMATION
For general information or other inquiries.                       (800) 285-3000
- --------------------------------------------------------------------------------

CUSTOMERS
- --------------------------------------------------------------------------------
For information or inquiries on accounts, credit cards, mortgages, CDs or other financial services and investments, contact your local branch office, or use the address or phone number on the front of your customer statement.

Mortgage/Co-op Loan Service                                       (800) 283-7918
MasterCard/VISA                                                   (800) 950-5114
  Outside of U.S.                                    call collect:(605) 335-2222
Preferred MasterCard/VISA                                         (800) 950-5118
  Outside of U.S.                                    call collect:(605) 335-2222
Diners Club/Carte Blanche                                         (800) 234-6377
  Outside of U.S.                                    call collect:(303) 799-1504
CHOICE MasterCard/VISA                                            (800) 733-2222
  Outside of U.S.                                    call collect:(605) 335-2222
Citicorp Travelers Checks                                         (800) 645-6556
  Outside of U.S.                                    call collect:(813) 623-1709
Citicorp Money Orders or Official Checks                          (800) 223-7520
Student Loans                                                     (800) 967-2400
Citicorp Investments Services                                     (800) 846-5200
  In New York City                                                (212) 736-8170
Citicorp Insurance Services                                       (800) 237-4365
Family Guardian Life Insurance Co.                                (800) 237-4365
Family Guardian Life Insurance Co., Mortgages                     (800) 325-2414
First Citicorp Life Insurance Co.                                 (800) 325-2414
Citicorp Insurance Agency                                         (800) 497-4854
- --------------------------------------------------------------------------------
For information regarding personalized investment management services, custody, specialized lending to individuals, jumbo mortgages, trust and estate planning,
and art advisory services, contact The Citibank Private Bank.     (212) 559-5959
- --------------------------------------------------------------------------------

(R) CITICORP AND CITIBANK ARE REGISTERED TRADEMARKS
(C) COPYRIGHT 1994 BY CITICORP . 415M . 3333
PRINTED IN THE U.S.A.

APPENDIX I. GRAPHIC AND IMAGE MATERIAL

1. Photo of Senior Management - Photo of Christopher Steffen, Senior Executive Vice President, H. Onno Ruding, Vice Chairman, William R. Rhodes, Vice Chairman, Pei-yuan Chia, Vice Chairman, Paul J. Collins, Vice Chairman and John S. Reed, Chairman (Page 3).

2.  Photo of Citibank branch at 399 Park Avenue, New York, New York (Page 4).

3.  Graph of Global Consumer Revenue by Region/*/ (in billions) (Page 6).

                   1993     1992
                  -----    -----
North America     $ 6.6    $ 6.9
Europe              2.0      1.9
Latin America       1.0      0.9
Asia-Pacific        1.3      1.0
- ----------
/*/ Adjusted for credit-related items

4.  Graph of Global Consumer Revenue by Business/*/ (in billions) (Page 6).

                  1993      1994
                 -----     -----
Branches         $ 4.6     $ 4.6
Cards              5.3       5.3
Private Bank       1.0       0.8
- ----------
/*/ Adjusted for credit-related items

5.  Photo of a Citibank credit card processing center located in Nevada.
(Page 8).

6.  Photo of Citibank branch in Dusseldorf, Germany. (Page 11).

7.  Photo of new trading room at 399 Park Avenue, New York, New York. (Page 12).

8.  Graph of Global Finance Revenue by Region/*/ (in billions) (Page 14).

                     1993       1992
                    -----      -----
North America       $ 2.3      $ 2.2
Europe                1.5        1.3
Latin America         0.9        0.7
Asia-Pacific          1.0        0.9
CEEMA                 0.5        0.4
- ----------
/*/ Adjusted for credit-related items

9.  Graph of Global Finance Revenue by Business/*/ (in billions) (Page 14).

                                        1993   1992
                                       -----  -----
Trading                                  2.8    2.2
Transactions Services                    1.6    1.4
Capital Markets Corporate Finance        0.9    0.8
Lending                                  0.9    1.1

- ----------
/*/ Adjusted for credit-related items

10.  Photo of Mexican artisan shaping glassware for export. (Page 17).

11.  Photo of construction of infrastructure in Asia. (Page 18).

12. Graph of Citicorp Liquidity and Funding Structure. (Page 43.) A narrative description of the information contained in the graph of Citicorp's liquidity and funding structure is found in the two paragraphs immediately following such graph on page 43 of the Annual Report.

                        1984   1985   1986   1987   1988   1989   1990   1991   1992   1993
Total Funding
 (in billions)         $ 151  $ 173  $ 196  $ 203  $ 208  $ 231  $ 217  $ 217  $ 214  $ 217
Other Liabilities         10%     9%     8%     9%     8%    11%    11%     9%     9%    11%
Short-term Funding        16%    15%    17%    16%    16%    15%     8%     8%     8%     8%
Long-term Funding         10%    11%    12%    12%    11%    10%    11%    11%    10%     8%
Equity                     4%     4%     5%     4%     5%     4%     4%     4%     5%     6%
Deposits                  60%    61%    58%    59%    60%    60%    66%    68%    68%    67%