Form 10-Q
period 1994-03-31
CITICORP
filed 1994-05-16
CIK 20405

- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                   FORM 10-Q



                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended March 31, 1994      COMMISSION FILE NUMBER 1-5738



                                    CITICORP
             (Exact name of registrant as specified in its charter)



        DELAWARE                                                      13-2614988
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


399 PARK AVENUE, NEW YORK, NEW YORK                                        10043
(Address of principal executive offices)                              (Zip Code)



Registrant's telephone number, including area code (212) 559-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes       X            No
    -------------           -------------



Citicorp Common Stock..................                              389,280,028
($1.00 Par Value)                         (Shares Outstanding on March 31, 1994)

- --------------------------------------------------------------------------------

CONTENTS                                                                    PAGE
FINANCIAL HIGHLIGHTS........................................................   2
FINANCIAL SUMMARY...........................................................   3
BUSINESS DISCUSSION.........................................................   4
GLOBAL CONSUMER.............................................................   5
GLOBAL FINANCE..............................................................   7
NORTH AMERICA COMMERCIAL REAL ESTATE........................................   9
CROSS-BORDER REFINANCING PORTFOLIO..........................................  10
CORPORATE ITEMS.............................................................  10
CONSUMER LOAN PORTFOLIO DATA................................................  11
COMMERCIAL LOAN PORTFOLIO DATA
 - Cash-Basis and Renegotiated Commercial Loans.............................  13
 - Commercial Real Estate...................................................  15

REFINANCING PORTFOLIO.......................................................  20
CAPITAL, PRICE RISK, LIQUIDITY, DERIVATIVE AND FOREIGN EXCHANGE ACTIVITIES..  23

STATEMENT OF OPERATIONS ANALYSIS
 - Net Interest Revenue (Taxable Equivalent Basis)..........................  31
 - Provision and Allowance for Credit Losses................................  32
 - Fee and Commission Revenue...............................................  33
 - Revenues from Trading Related Activities.................................  33
 - Securities Transactions..................................................  35
 - Other Revenue............................................................  35
 - Operating Expense........................................................  36
 - Income Taxes.............................................................  37
 - Effect of Credit Card Receivables Securitization.........................  37
 - Adoption of New Accounting Standards.....................................  38

FINANCIAL STATEMENTS
 - Consolidated Statement of Operations.....................................  39
 - Consolidated Balance Sheet...............................................  40
 - Consolidated Statement of Changes in Stockholders' Equity................  41
 - Consolidated Statement of Cash Flows.....................................  42

CITIBANK, N.A. CONSOLIDATED BALANCE SHEET...................................  43

CALCULATION OF NET INCOME PER SHARE.........................................  44

AVERAGE BALANCES AND INTEREST RATES.........................................  45

FINANCIAL STATISTICS
 - Details of Credit Loss Experience........................................  49
 - Cash-Basis, Renegotiated and Past Due Loans..............................  50
 - Other Real Estate Owned..................................................  50
 - Securities...............................................................  51
 - Long-Term Debt...........................................................  52

FORM 10-Q CROSS-REFERENCE INDEX.............................................  53

SIGNATURES..................................................................  55

FINANCIAL HIGHLIGHTS                              First Quarter
                                                 ---------------
EARNINGS (In Millions of Dollars)                  1994     1993
                                                 ------   ------
Net Income
  Before Accounting Changes....................  $  609   $  370
  After Accounting Changes (A).................     553      670
                                                 ------   ------
PER SHARE
Net Income (B)
 On Common and Common Equivalent Shares
  Before Accounting Changes....................  $ 1.24   $  .71
  After Accounting Changes (A).................    1.11     1.38
 Assuming Full Dilution
  Before Accounting Changes....................  $ 1.12   $  .67
  After Accounting Changes (A).................    1.01     1.24
Common Stockholders' Equity (C)................  $27.90   $23.21
                                                 ------   ------
RETURN ON ASSETS AND EQUITY
Return on Total Assets (D) (E)
  Before Accounting Changes....................     .98%     .67%
  After Accounting Changes (A).................     .95%     .80%
Return on Common Stockholders' Equity (C) (F)
  Before Accounting Changes....................    20.1%    14.3%
  After Accounting Changes (A).................    19.5%    17.9%
Return on Total Stockholders' Equity (C) (G)
  Before Accounting Changes....................    17.1%    12.9%
  After Accounting Changes (A).................    16.7%    15.5%
                                                 ------   ------

CAPITAL (In Billions of Dollars)
                                                  Mar. 31    Dec. 31   Sept. 30    June 30    Mar. 31
                                                     1994       1993       1993       1993       1993
                                                  -------    -------   --------    -------    -------
Tier 1.........................................    $ 14.0     $ 13.4     $ 12.8     $ 11.8     $ 10.9
Tier 1 & 2.....................................      23.5       23.2       22.3       21.6       21.0
Tier 1 Ratio...................................      6.86%      6.62%      6.17%      5.65%      5.23%
Tier 1 & 2 Ratio...............................     11.55%     11.45%     10.72%     10.31%     10.01%
Common Equity as a % of Total Assets (C) (E)...      4.51%      4.65%      4.29%      4.16%      3.98%
Total Equity as a % of Total Assets (C) (E)....      6.12%      6.44%      6.05%      5.80%      5.46%
                                                   ------     ------     ------     ------     ------
OPERATING MARGIN (In Millions of Dollars)
                                                 1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.   1st Qtr.
                                                     1994       1993       1993       1993       1993
                                                  -------    -------   --------    -------    -------
Total Revenue..................................    $3,861     $4,152     $4,070     $3,968     $3,885
Effect of Credit Card Securitization (H).......       268        292        303        328        359
Net Cost To Carry (I)..........................        29         43         54         72         83
Capital Building Transactions..................       (23)        61         (9)        25        (75)
                                                   ------     ------     ------     ------     ------
Adjusted Revenue...............................    $4,135     $4,548     $4,418     $4,393     $4,252
                                                   ------     ------     ------     ------     ------
Total Operating Expense........................    $2,447     $3,021     $2,574     $2,494     $2,526
Net OREO Costs (J).............................       (28)         3        (67)       (66)      (115)
Restructuring Charges..........................         -       (425)         -          -          -
                                                   ------     ------     ------     ------     ------
Adjusted Operating Expense.....................    $2,419     $2,599     $2,507     $2,428     $2,411
                                                   ------     ------     ------     ------     ------
OPERATING MARGIN...............................    $1,716     $1,949     $1,911     $1,965     $1,841
Consumer Credit Costs (K)......................       614        651        665        708        716
Commercial Credit Costs (L)....................        60        126        233        297        380
                                                   ------     ------     ------     ------     ------
OPERATING MARGIN LESS CREDIT COSTS.............    $1,042     $1,172     $1,013     $  960     $  745
Additional Provision (M).......................        66        126        151        176        150
Capital Building Transactions..................        23        (61)         9        (25)        75
Restructuring Charges..........................         -        425          -          -          -
                                                   ------     ------     ------     ------     ------
INCOME BEFORE TAXES AND CUMULATIVE EFFECT OF
 ACCOUNTING CHANGES............................    $  999     $  560     $  871     $  759     $  670
                                                   ======     ======     ======     ======     ======

(A) Includes the cumulative effect of adopting Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," as of January 1, 1994. See page 38. The 1993 results include the cumulative effect of adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as of January 1, 1993.
(B) Based on net income less preferred stock dividends, except where conversion is assumed. See page 44 for calculation of net income per share.
(C) First quarter 1994 reflects the effect of adopting Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of January 1, 1994. See page 38.
(D) Annualized net income as a percentage of average total assets.
(E) First quarter 1994 reflects the effect of adopting FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," as of January 1, 1994. See page 38.
(F) Annualized earnings applicable to common stock as a percentage of average common stockholders' equity.
(G) Annualized net income less redeemable preferred stock dividends as a percentage of average total stockholders' equity.
(H) For a description of the effect of credit card receivables securitization, see page 37.
(I) Principally the net cost to carry commercial cash-basis loans and Other
    Real Estate Owned (OREO).
(J) Principally net write-downs and direct revenues and expenses related to OREO.
(K) Principally consumer net credit write-offs adjusted for the effect of credit card receivables securitization.
(L) Includes commercial net credit write-offs, net cost to carry, net OREO write-downs and direct revenues and expenses related to OREO.
(M) Represents provision for credit losses above net write-offs. First quarter 1994 amount reflects a $34 million release from the cross-border refinancing portfolio allowance.

FINANCIAL SUMMARY
- --------------------------------------------------------------------------------

Citicorp reported first quarter operating earnings of $609 million, or $1.12 per common share fully diluted, up from $370 million, or $0.67 per share, a year earlier. Including the cumulative effect of adopting the new accounting standard for postemployment benefits, net income was $553 million, or $1.01 per common share fully diluted. In the year-earlier quarter, including the cumulative effect of adopting the new accounting standard for income taxes, net income was $670 million, or $1.24 per common share fully diluted. The results for the quarter reflected strong Emerging Economies businesses, continued operating expense management and significant improvement in credit costs, which together more than offset weak trading results.

Revenues, adjusted for credit-related costs, the effect of credit card securitization and nonrecurring asset sales, declined by $117 million from the 1993 first quarter to $4.1 billion for the quarter. Securities trading and foreign exchange revenues declined by $386 million to $71 million while all other revenues increased by $269 million or 7%, primarily in the Emerging Economies. Adjusted operating expenses of $2.4 billion were essentially even with the 1993 first quarter despite increased spending for continued business expansion in the Emerging Economies, and represented an improvement of $180 million from the 1993 fourth quarter.

Commercial credit costs decreased to $60 million in the quarter from $126 million in the 1993 fourth quarter and from $380 million in the 1993 first quarter. Commercial cash-basis loans (excluding those in the cross-border refinancing portfolio) and Other Real Estate Owned together dropped by $319 million in the quarter to $5.0 billion at March 31, 1994. Consumer credit costs declined to $614 million in the quarter from $651 million in the 1993 fourth quarter and from $716 million in the 1993 first quarter.

Citicorp added $50 million to both the consumer and commercial reserves (excluding the cross-border refinancing portfolio allowance) in the quarter, which totaled $1.6 billion and $2.6 billion at March 31, 1994, respectively, compared with $1.4 billion and $2.3 billion, respectively, a year ago. The cross-border refinancing portfolio reserve of $238 million, unchanged from year-end 1993, reflected a pretax release of $34 million to income in the quarter.

First quarter earnings included net pretax gains from asset sales of $23 million ($14 million after tax). Net gains on asset sales for the same 1993 quarter were $75 million pretax ($41 million after tax).

Total regulatory capital increased to $23.5 billion, up $2.5 billion from $21.0 billion a year ago. The Tier 1 capital ratio increased to 6.86% at quarter-end from 6.62% at December 31, 1993, and the combined Tier 1 and Tier 2 capital ratio increased to 11.55% from 11.45% at year-end 1993. A year ago the Tier 1 ratio was 5.23% and the combined Tier 1 and Tier 2 capital ratio was 10.01%.

Also in the quarter, Citicorp adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS No. 115) which increased stockholders' equity by $227 million after tax at March 31, 1994, and FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," which increased assets and liabilities by $14.7 billion at March 31, 1994. Neither of these two accounting changes affected the company's earnings or the Tier 1 and Tier 2 capital ratios, but did affect the common and total equity ratios as well as asset and equity return ratios.

BUSINESS DISCUSSION
- --------------------------------------------------------------------------------

The table below and the discussions that follow analyze Citicorp's results in the context of global business areas including its core business franchises of Global Consumer and Global Finance.
- --------------------------------------------------------------------------------

NET INCOME (LOSS)

                                        1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr.  1st Qtr.
(In Millions of Dollars)                  1994     1993(A)   1993(A)   1993(A)   1993(A)
                                        --------   -------   -------   -------  --------
Global Consumer:
  North America, Europe and Japan.....    $256      $  92     $ 221     $ 177    $ 154
  Emerging Economies..................     171        143       131       125      142
                                          ----      -----     -----     -----    -----
Total Global Consumer (B).............    $427      $ 235     $ 352     $ 302    $ 296
                                          ----      -----     -----     -----    -----

Global Finance:
  North America, Europe and Japan.....    $ 86      $ 183     $ 218     $ 232    $ 233
  Emerging Economies..................     178        231       166       207      147
                                          ----      -----     -----     -----    -----
Total Global Finance (C)..............    $264      $ 414     $ 384     $ 439    $ 380
                                          ----      -----     -----     -----    -----

North America Commercial Real Estate..     (76)      (117)     (132)     (180)    (204)

Cross-Border Refinancing Portfolio....      49          9        26        12       37

Corporate Items (D)...................     (55)        34      (102)     (127)    (139)
                                          ----      -----     -----     -----    -----
                                          $609      $ 575     $ 528     $ 446    $ 370

Cumulative Effect of
  Accounting Changes (E)..............     (56)         -         -         -      300
                                          ----      -----     -----     -----    -----

Total Citicorp........................    $553      $ 575     $ 528     $ 446    $ 670
                                          ====      =====     =====     =====    =====

(A) Reclassified to conform to latest quarter's presentation.
(B) Global Consumer results reflect after-tax restructuring charges of $143 million in the fourth quarter of 1993, of which Global Consumer in North America, Europe and Japan accounted for $139 million.
(C) Global Finance results reflect after-tax restructuring charges of $95 million in the fourth quarter of 1993, of which Global Finance in North America, Europe and Japan accounted for $83 million.
(D) Corporate Items results reflect an after-tax amount of $16 million in the fourth quarter of 1993 related to restructuring charges.
(E) First quarter 1994 includes the cumulative effect of adopting SFAS No. 112, "Employers' Accounting for Postemployment Benefits," (SFAS No. 112) as of January 1, 1994. First quarter 1993 results include the cumulative effect of adopting SFAS No. 109, "Accounting for Income Taxes," (SFAS No. 109) as
    of January 1, 1993.
- --------------------------------------------------------------------------------

GLOBAL CONSUMER
- --------------------------------------------------------------------------------

Citicorp's Global Consumer business serves a full range of consumer financial needs worldwide through branch banking, card products and private banking activities.
- --------------------------------------------------------------------------------

                                       1st Qtr.  1st Qtr.
(In Millions of Dollars)                 1994     1993(A)  Change    %
                                       --------  --------  ------   ---
Total Revenue........................   $2,490    $2,238    $ 252    11
Operating Expense....................    1,493     1,427       66     5
Provision for Credit Losses..........      378       411      (33)   (8)
                                        ------    ------    -----
Income Before Taxes..................   $  619    $  400    $ 219    55
Income Taxes.........................      192       104       88    85
                                        ------    ------    -----
Net Income...........................   $  427    $  296    $ 131    44
                                        ======    ======    =====

Average Assets ($ Billions)..........      102        99        3     3
Return on Assets (%).................     1.70      1.21      .49     -

ADJUSTED FOR CREDIT-RELATED ITEMS
  Total Revenue (B)
    North America, Europe and Japan..   $2,147    $2,086    $  61     3
    Emerging Economies...............      613       515       98    19
                                        ------    ------    -----
    Total Global Consumer............   $2,760    $2,601    $ 159     6
                                        ======    ======    =====

  Other Operating Expense (C)
    North America, Europe and Japan..   $1,146    $1,130    $  16     1
    Emerging Economies...............      331       280       51    18
                                        ------    ------    -----
    Total Global Consumer............   $1,477    $1,410    $  67     5
                                        ======    ======    =====

  Credit Costs (D)
    North America, Europe and Japan..   $  575    $  681    $(106)  (16)
    Emerging Economies...............       39        35        4    11
                                        ------    ------    -----
    Total Global Consumer............   $  614    $  716    $(102)  (14)
                                        ======    ======    =====

(A) Reclassified to conform to latest quarter's presentation.
(B) Adjusted principally for the effect of credit card receivables securitization.
(C) Excludes net write-downs and net direct expenses related to OREO for certain real estate lending activities.
(D) Principally net credit write-offs adjusted for the effect of credit card receivables securitization.
- --------------------------------------------------------------------------------

First quarter net income in the Global Consumer businesses increased 44% to a record $427 million, compared with $296 million in the 1993 first quarter. Net income from the consumer businesses in North America, Europe and Japan was $256 million, 66% above the year-earlier quarter, while net income in the Emerging Economies was $171 million, up 20% from a year ago. The improvement reflected significantly lower credit costs, primarily in U.S. credit cards, as well as continued strong revenues in the Emerging Economies (particularly Asia) and the European private bank.

Global Consumer adjusted revenues were $2.8 billion for the first quarter, an increase of 6% from last year's first quarter. Revenues are adjusted for certain credit-related items (primarily the effect of credit card receivables securitization) which do not affect net income but do affect the income statement lines in which revenue and credit losses are reported. See page 37 for a further description of the effect of credit card receivables securitization.

Adjusted revenues in North America, Europe and Japan grew 3% compared with the first quarter of last year, reflecting higher revenues from European private banking activities, a lower net loss from mortgage pass-through securitization activity in U.S. mortgages and the benefit to funding costs of effective interest rate management. These improvements were partially offset by reduced loan volumes in U.S. branches, including mortgages. Lower recourse-related costs on securitized mortgages and a reduced adjustment required to reflect accelerated prepayments of securitized mortgages contributed to the improvement in U.S. mortgage results compared with last year's first quarter. Depending on the level of interest rates, mortgage prepayment rates and hedging actions employed, further adjustments could be required to the carrying amount of servicing assets that are subject to prepayment risk. U.S. credit card revenues reflected a reduction in fee revenues due to pricing strategies in a highly competitive environment.

Global Consumer adjusted operating expenses were 5% above the 1993 first quarter, primarily in support of revenue momentum and business expansion efforts in the Emerging Economies. Expenses in North America, Europe and Japan rose only slightly as increased marketing costs in the U.S. credit card business were partially offset by lower origination and collection costs in the U.S. branches and lower U.S. credit card fraud costs.

Global Consumer credit costs in the first quarter improved 14% from the 1993 first quarter due to significantly lower U.S. credit card losses, slightly offset by higher losses in the European branch business. Delinquencies continued to improve with loans on the balance sheet that are past due 90 days or more falling to $3.5 billion at March 31, 1994 from $3.6 billion at December 31, 1993 and $3.9 billion a year ago. See the Consumer Loan Portfolio section on page 11 and the Provision and Allowance for Credit Losses section on page 32 for a further discussion of the consumer portfolio. While the U.S. economy is improving, economic conditions in Europe remain weak. Credit costs, delinquencies and cash-basis loans could remain at relatively high levels in these regions with further increases in credit reserves possible.

Average Global Consumer assets grew by $3 billion from last year. Adjusted for the effect of credit card receivables securitization, average consumer assets grew by $2 billion or 2%. Average assets in the Emerging Economies were up 18% from the year-ago quarter to $28 billion, reflecting continued strong loan growth in the Asian and Latin American consumer businesses. This increase in volume was partially offset by lower U.S. branch and mortgage volumes.

GLOBAL FINANCE
- --------------------------------------------------------------------------------

The Global Finance business serves corporations, financial institutions, governments and other participants in capital markets throughout the world. Excluded from Global Finance in North America, Europe and Japan is North America Commercial Real Estate which includes the commercial real estate divisions in the U.S. and Canada and is discussed on page 15.
- --------------------------------------------------------------------------------

                                        1st Qtr.  1st Qtr.
(In Millions of Dollars)                   1994    1993(A)  Change    %
                                        --------  --------  ------   ---
Total Revenue.........................   $1,204    $1,445    $(241)  (17)
Operating Expense.....................      786       838      (52)   (6)
Provision for Credit Losses...........      (34)      111     (145)   NM
                                         ------    ------    -----
Income Before Taxes...................   $  452    $  496    $ (44)   (9)
Income Taxes..........................      188       116       72    62
                                         ------    ------    -----
Net Income............................   $  264    $  380    $(116)  (31)
                                         ======    ======    =====

Average Assets ($ Billions) (B).......      134       104       30    29
Return on Assets (%)..................      .80      1.48     (.68)    -

ADJUSTED FOR CREDIT-RELATED ITEMS
  Total Revenue (C)
    North America, Europe and Japan...   $  677    $  950    $(273)  (29)
    Emerging Economies................      528       518       10     2
                                         ------    ------    -----
    Total Global Finance..............   $1,205    $1,468    $(263)  (18)
                                         ======    ======    =====

  Other Operating Expense (D)
    North America, Europe and Japan...   $  535    $  518    $  17     3
    Emerging Economies................      264       310      (46)  (15)
                                         ------    ------    -----
    Total Global Finance..............   $  799    $  828    $ (29)   (4)
                                         ======    ======    =====

  Credit Costs (E)
    North America, Europe and Japan...   $  (47)   $   54    $(101)   NM
    Emerging Economies................      (11)       15      (26)   NM
                                         ------    ------    -----
    Total Global Finance..............   $  (58)   $   69    $(127)   NM
                                         ======    ======    =====

(A) Reclassified to conform to latest quarter's presentation.
(B) First quarter 1994 includes the effect of adopting FASB Interpretation No.
    39, "Offsetting of Amounts Related to Certain Contracts," as of January 1, 1994.
(C) After adding back the net cost to carry cash-basis loans and OREO.
(D) Excludes net write-downs (recoveries) and direct revenues and expenses related to OREO.
(E) Includes net write-offs (recoveries), the net cost to carry cash-basis loans and OREO, as well as net write-downs (recoveries) and direct revenues and expenses related to OREO.
NM  Not meaningful as percentage equals or exceeds 100%.
- --------------------------------------------------------------------------------

Global Finance reported net income of $264 million in the first quarter, compared with $380 million in the comparable 1993 period. The quarter's earnings reflected substantially lower revenues from trading related activities but benefited from net credit recoveries in the quarter as compared with a credit provision in the prior year's quarter. Global Finance net income from North America, Europe and Japan was $86 million in the quarter, compared with $233 million in the prior year's quarter. These results primarily reflected lower revenues from trading related activities in the foreign exchange, securities trading and derivatives markets but benefited from net recoveries, compared with a provision for credit losses in the first quarter of 1993. Emerging Economies net income was $178 million in the current quarter, up from $147 million a year ago. The prior year's first quarter included $64 million of pretax charges taken in connection with the withdrawal from the business of portfolio management for customers in India.

Global Finance reported revenues of $1.2 billion in the current quarter compared with $1.4 billion a year ago. Global Finance revenues in North America, Europe and Japan for the quarter were $0.7 billion compared with $0.9 billion in the prior year. These results reflected lower revenues from trading related activities. Interest rate and currency markets were volatile in the quarter, while the prior year period benefited from the declining interest rate environment in European markets. Global Finance Emerging Economies revenues were up 4% from the 1993 first quarter to $0.5 billion on solid performance across businesses despite the adverse effect of declining values of Latin American debt securities.

Global Finance revenues from trading related activities contributed $0.3 billion or approximately 26% of Global Finance revenues in the current quarter compared with $0.7 billion or 46% in the first quarter of 1993. Trading activities in the foreign exchange, securities trading and derivatives products businesses are primarily reflected in the foreign exchange and securities trading revenues but also include other amounts, principally net interest revenue. Trading activities in the foreign exchange markets contributed $0.1 billion in the current quarter, down from $0.2 billion in the year-ago quarter. Derivative products, which include interest rate and currency swaps, options, financial futures, equity and commodity contracts, reported revenues of $0.1 billion down from $0.2 billion in the year-ago quarter. These revenues are primarily attributable to interest rate and currency derivatives. Revenues from trading in other markets, including the fixed income, funding and money markets, decreased to $0.1 billion from $0.3 billion in the prior year's quarter primarily due to declining values in the European and Latin American debt markets. Though first quarter revenues from trading related activities reflected sustained customer demand for risk management products, rising interest rates and volatile market conditions adversely affected trading activities related to Citicorp's own account. The prior year's first quarter benefited from declining interest rates, particularly in the European markets. Since trading related revenues are subject to many factors, and in view of market volatility, there can be no assurance that trading related revenues will return to prior year levels. See page 33 for a discussion of the income statement impact of trading activities and see page 28 for a further discussion of Derivative and Foreign Exchange Activities.

Operating expenses for the quarter were down $52 million, primarily reflecting previously reported expenses relating to India in the year-ago period offset by business related expense growth in the Emerging Economies.

The credit provision in the quarter reflected a net recovery of $34 million, compared with a net provision of $111 million in the year-ago quarter. Global Finance businesses in North America, Europe and Japan recorded net recoveries of $35 million partially offset by provision-building of $12 million. The prior year's provision reflected net write-offs of $30 million and an additional provision of $38 million. The Emerging Economies portfolio experienced net recoveries of $11 million in the current year's quarter, compared with net write-offs of $6 million and an addition to the provision of $37 million in the prior year's quarter.

Average assets increased $30 billion from the prior year's quarter, including the effect of adopting FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," (see page 38) as well as increased trading account assets. The Global Finance businesses in North America, Europe and Japan also reflected higher levels of federal funds sold and resale agreements, while the Emerging Economies businesses included loan portfolio growth.

NORTH AMERICA COMMERCIAL REAL ESTATE
- --------------------------------------------------------------------------------

                                     1st Qtr.  1st Qtr.
(In Millions of Dollars)               1994     1993(A)  Change    %
                                     --------  --------  ------   ---
Total Revenue......................    $  19     $ (20)   $  39    NM
Operating Expense..................       60       127      (67)  (53)
Provision for Credit Losses........      106       168      (62)  (37)
                                       -----     -----    -----
(Loss) Before Taxes................    $(147)    $(315)   $ 168    53
Income Taxes.......................      (71)     (111)      40    36
                                       -----     -----    -----
Net (Loss).........................    $ (76)    $(204)   $ 128    63
                                       =====     =====    =====

Average Assets ($ Billions)........       10        13       (3)  (23)

ADJUSTED FOR CREDIT-RELATED ITEMS
Total Revenue (B)..................    $  45     $  36    $   9    25
Total Operating Expense (C)........       35        39       (4)  (10)
Credit Costs (D)...................      119       312     (193)  (62)
Additional Provision (E)...........       38         -       38    NM

(A) Reclassified to conform to latest quarter's presentation.
(B) After adding back the net cost to carry cash-basis loans and OREO.
(C) Excludes net write-downs and direct revenues and expenses related to OREO.
(D) Includes net write-offs, the net cost to carry cash-basis loans and OREO, as well as net write-downs and direct revenues and expenses related to OREO.
(E) Represents provision for credit losses above net write-offs.
NM  Not meaningful, as percentage equals or exceeds 100%.
- --------------------------------------------------------------------------------

North America Commercial Real Estate, which comprises the commercial real estate divisions in the U.S. and Canada, reported a net loss of $76 million for the first quarter of 1994, reflecting an improvement from a loss of $204 million a year ago, primarily due to lower levels of credit costs.

Revenues benefited primarily from the lower net cost to carry cash-basis loans and OREO, while operating expenses included lower net OREO write-downs. The provision for credit losses was $106 million in the quarter, compared with $168 million in the year-ago quarter.

Cash-basis loans were $1.7 billion at March 31, 1994, unchanged from year-end 1993 but down from $2.6 billion a year ago. The OREO portfolio totaled $2.1 billion at March 31, 1994, down from $2.3 billion at December 31, 1993 and $3.0 billion a year ago. Although credit costs for 1994 are expected to decline from the prior year, cash-basis loans and OREO are expected to remain at relatively high levels with further additions to credit reserves possible.

Further details with respect to the North America Commercial Real Estate Portfolio are provided on pages 15 - 19.

CROSS-BORDER REFINANCING PORTFOLIO
- --------------------------------------------------------------------------------

                               1st Qtr.  1st Qtr.
(In Millions of Dollars)           1994   1993(A)  Change    %
                               --------  --------  ------   ---
Total Revenue................      $ 28       $47    $(19)  (40)
Operating Expense............         6         6       -     -
Provision for Credit Losses..       (35)       (1)    (34)   NM
                                   ----       ---    ----
Income Before Taxes..........      $ 57       $42    $ 15    36
Income Taxes.................         8         5       3    60
                                   ----       ---    ----
Net Income...................      $ 49       $37    $ 12    32
                                   ====       ===    ====

Average Assets ($ Billions)..         3         3       -

(A) Reclassified to conform to latest quarter's presentation.
NM  Not meaningful, as percentage equals or exceeds 100%.
- --------------------------------------------------------------------------------

Citicorp's cross-border refinancing portfolio activities resulted in net income of $49 million in the quarter compared with net income of $37 million in the first quarter of 1993. The revenues reflected $22 million of Brazil interest on medium- and long-term outstandings recognized during the quarter compared with $42 million a year ago. The 1994 results also included a $34 million pretax release from the allowance for credit losses while there was no such release in 1993.

Medium- and long-term exposure to refinancing countries was $3.1 billion at March 31, 1994, up from $2.9 billion at year-end 1993 and down from $3.2 billion a year ago. The increase from year-end 1993 was primarily due to the revaluation of Brazil past-due interest bonds previously received as part of formal country debt restructurings (Brady Bonds) and classified as securities available for sale upon the adoption of SFAS No. 115. See Adoption of New Accounting
Standards on page 38. Further details on the refinancing portfolio are provided on page 20.

CORPORATE ITEMS
- --------------------------------------------------------------------------------

                            1st Qtr.  1st Qtr.
(In Millions of Dollars)        1994   1993(A)  Change    %
                            --------  --------  ------   ---
Total Revenue.............     $ 120     $ 175   $ (55)  (31)
Operating Expense.........       102       128     (26)  (20)
                               -----     -----   -----
Income Before Taxes.......     $  18     $  47   $ (29)  (62)
Income Taxes..............        73       186    (113)  (61)
                               -----     -----   -----
Net (Loss)................     $ (55)    $(139)  $  84    60
                               =====     =====   =====

(A)  Reclassified to conform to latest quarter's presentation.
- --------------------------------------------------------------------------------

Corporate Items consists of unallocated corporate costs and other corporate items, including net gains related to capital-building transactions and the offset created by attributing income taxes to business activities on a local
tax-rate basis.    Additionally, the 1993 results included a net loss of $6
million attributable to the U.S. market data services business of Quotron, which was sold in the first quarter of 1994.

Corporate Items reported a net loss of $55 million in the first quarter of 1994, compared with a net loss of $139 million in the year-ago quarter. The Corporate Items results included net gains on capital-building transactions of $14 million ($23 million pretax) in the quarter, compared with $41 million ($75 million pretax) in the 1993 first quarter.

Excluding capital-building transactions, Corporate Items had a net loss of $69 million in the quarter, compared with a net loss of $180 million in the corresponding 1993 quarter, with the lower net loss primarily related to the effect of the offset created by attributing income taxes to business activities on a local tax-rate basis. Additionally, the previously reported sale of the U.S. market data services business of Quotron contributed to the reduction in total revenue and operating expense compared with the year-ago quarter.

CONSUMER LOAN PORTFOLIO DATA
- --------------------------------------------------------------------------------

The consumer loan category represents loans managed by Citicorp's Global Consumer business. Consumer loans are generally written off not later than a predetermined number of days past due on a contractual basis. The number of days is set at an appropriate level by loan product and by country.

The following table summarizes delinquencies in the on-balance sheet consumer loan portfolio and in the total serviced portfolio in terms of both the dollar amount of loans 90 days past due and as a percentage of total loans. In addition, delinquencies in the serviced mortgage portfolio are shown by number of loans and as a percentage of the total number of loans serviced.

- --------------------------------------------------------------------------------
CONSUMER LOAN DELINQUENCY INFORMATION
- --------------------------------------------------------------------------------

                                                 Mar. 31           Dec. 31   Sept. 30   June 30   Mar. 31
                                                  1994               1993       1993      1993      1993
                                        ------------------------   --------   --------  --------  --------
                                                         90 Days
(In Billions of Dollars)                Total Loans (A) Past Due                 90 Days Past Due
                                        ------------------------   ---------------------------------------
U.S Mortgages Held..................... $   16.9         $   0.7   $   0.7    $   0.7   $   0.8   $   0.9
    Ratio..............................                      4.0%      3.8%       4.0%      4.0%      4.5%

Consumer Loans Other Than
 U.S. Mortgages........................     65.2             2.3       2.4        2.5       2.5       2.5
    Ratio..............................                      3.6%      3.6%       3.9%      4.0%      4.2%

U.S. Mortgages Purchased Under
 Recourse Provisions (B)...............      0.6             0.5       0.5        0.5       0.5       0.5
                                        --------         -------   -------    -------   -------   -------

Total Consumer Loans................... $   82.7         $   3.5   $   3.6    $   3.7   $   3.8   $   3.9
                                        ========         =======   =======    =======   =======   =======
    Ratio..............................                      4.3%      4.2%       4.5%      4.7%      4.8%

Total Dollar Amount of Conventional
 First Mortgages Serviced (C).......... $   37.0         $   1.7   $   1.7    $   1.7   $   1.8   $   1.8
    Ratio..............................                      4.6%      4.4%       4.3%      4.1%      4.0%

Total Number of Conventional First
 Mortgages Serviced (C)................  370,937          12,655    12,649     12,832    12,781    13,205
    Ratio..............................                      3.4%      3.3%       3.2%      3.0%      2.9%

(A) Loan amounts are net of unearned income.
(B) Mortgages were delinquent 90 days or more when purchased under recourse provision of mortgage sales.
(C) Includes both owned and sold mortgages.
- --------------------------------------------------------------------------------

At March 31, 1994, consumer loans on the balance sheet that were delinquent 90 days or more improved to $3.5 billion from $3.6 billion at December 31, 1993 and $3.9 billion a year ago. The ratio of delinquent loans to total loans was up slightly to 4.3% from 4.2% at December 31, 1993 as total consumer loans declined $1.7 billion during the quarter. Paydowns of seasonal charge volumes and continued securitization of U.S. credit cards, as well as sales of mortgage pass-throughs more than offset growth in the Emerging Economies and worldwide private banking portfolios. Since March 31, 1993, consumer loans delinquent 90 days or more have declined $0.4 billion and the ratio has fallen 0.5%, reflecting lower delinquencies in U.S. credit cards and mortgages, partially offset by higher delinquencies in Europe, primarily Germany.

U.S. mortgages held that were delinquent 90 days or more were unchanged from year-end 1993. However, the ratio of delinquent mortgages to total mortgages increased reflecting a $1.0 billion decline in the loan portfolio from mortgage pass-through sales and repayments. The $0.2 billion improvement in U.S. mortgage delinquencies since March 31, 1993 reflected collection efforts and transfers to OREO. The total dollar amount and number of serviced U.S. conventional first mortgages that were delinquent were unchanged from year-end and have declined $0.1 billion and 550 loans since the first quarter of last year. The related delinquency ratios for the serviced portfolio, however, increased, as refinancings and other repayments exceeded new originations.

Recourse provisions of certain U.S. mortgage sales arrangements allow Citicorp the option of purchasing delinquent mortgages underlying the pass-through securities to take advantage of lower funding costs when market interest rates fall below the coupon rate required to be paid to the security holder. Mortgages purchased under such recourse provisions were $0.6 billion at March 31, 1994, unchanged from the prior quarter-end.

Citicorp's policy for suspending the accrual of interest on consumer loans varies depending on the terms, security and credit loss experience characteristics of each product, and in consideration of write-off criteria in place. At March 31, 1994, interest accrual had been suspended on $1,215 million of U.S. mortgages and $1,689 million of other consumer loans. The corresponding amounts at December 31, 1993 were $1,216 million of U.S. mortgages and $1,647 million of other consumer loans.

Other consumer loans included $4.2 billion and $2.0 billion of commercial real estate loans related to community and private banking activities conducted in the U.S. and outside the U.S., respectively, by Global Consumer businesses. At March 31, 1994, the U.S. portfolios included $398 million of loans on which the accrual of interest had been suspended, primarily in California and New York. The commercial real estate portfolio outside the U.S. included $81 million of loans on which the accrual of interest had been suspended, primarily in Europe.

Consumer loans delinquent 90 days or more on which interest continued to be accrued were $738 million at March 31, 1994, compared with $802 million at December 31, 1993. The majority of these loans, which include U.S. credit card receivables and personal loans in Germany, are automatically written off upon reaching a stipulated number of days past due. Consumer OREO totaled $1,247 million at March 31, 1994 and $1,212 million at December 31, 1993.

While the U.S. economy is improving, economic conditions in Europe remain weak. Credit costs, delinquencies, loans on which the accrual of interest is suspended, and OREO could remain at relatively high levels in these regions with further increases in credit reserves possible.

COMMERCIAL LOAN PORTFOLIO DATA
- --------------------------------------------------------------------------------
CASH-BASIS AND RENEGOTIATED COMMERCIAL LOANS
- --------------------------------------------------------------------------------

When it is determined as a result of evaluation procedures that the payment of interest or principal on a commercial loan is doubtful of collection, the loan is placed on a cash (non-accrual) basis. Where interest or principal is past due for 90 days or more, the loan is placed on a cash basis except where the loan is well secured and in the process of collection. Any interest accrued on a loan placed on cash basis is reversed and charged against current earnings. Interest on cash-basis loans is thereafter included in earnings only to the extent actually received in cash. Where there is doubt regarding the ultimate collectibility of the loan principal, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the recorded investment in the loan. Cash-basis loans are returned to accrual status when all contractual principal and interest amounts are reasonably assured of repayment and there is a sustained period of repayment performance in accordance with the contractual terms. Renegotiated loans are those loans where a concession has been granted as a result of the borrower's inability to meet the original terms.

CASH-BASIS AND RENEGOTIATED COMMERCIAL LOANS
- --------------------------------------------------------------------------------

                                                Mar. 31  Dec. 31  Sept. 30  June 30  Mar. 31
(In Millions of Dollars)                           1994     1993      1993     1993     1993
                                                -------  -------  --------  -------  -------
CASH-BASIS LOANS:
North America Commercial Real Estate..........   $1,654   $1,719    $2,138   $2,474   $2,593
Global Finance................................      699      755     1,063    1,346    1,267
                                                 ------   ------    ------   ------   ------
  Total.......................................   $2,353   $2,474    $3,201   $3,820   $3,860

Cross-Border Refinancing (A)..................      991    1,041     1,068    1,082    1,242
                                                 ------   ------    ------   ------   ------

TOTAL CASH-BASIS COMMERCIAL LOANS.............   $3,344   $3,515    $4,269   $4,902   $5,102
                                                 ======   ======    ======   ======   ======

RENEGOTIATED LOANS (B)........................   $  384   $  708    $  377   $  147   $  136
                                                 ======   ======    ======   ======   ======

(A) Represents cross-border cash-basis loans and also includes cash-basis bank placements in Brazil of $467 million at March 31, 1994, and December 31,
    1993, $468 million at September 30 and June 30, 1993; and $543 million at March 31, 1993.
(B) Not included in these amounts are holdings of Brady Bonds issued by the governments of Nigeria and the Philippines. The principal on these bonds are secured by zero coupon U.S. Treasury securities which will have a value at maturity equal to the face amount of the bonds. Refer to footnote D on page
    50 for a further discussion.
- --------------------------------------------------------------------------------

Total cash-basis commercial loans were $3.3 billion at March 31, 1994, down $0.2 billion from year-end 1993 and down $1.8 billion from $5.1 billion a year ago. Cash-basis loans in the cross-border refinancing portfolio of $1.0 billion at March 31, 1994, declined $50 million from the prior quarter and $251 million from the comparable period in 1993. The decrease from a year ago was primarily due to country write-offs in Brazil.

Commercial cash-basis loans, excluding those in the cross-border refinancing portfolio, were $2.4 billion at March 31, 1994, down from $2.5 billion at December 31, 1993 and $3.9 billion a year ago. Global Finance cash-basis loans were $0.7 billion at March 31, 1994, down $0.1 billion from the prior quarter and $0.6 billion from a year ago principally reflecting repayments. The North America Commercial Real Estate portfolio, including cash-basis loans, is discussed on page 15.

The net decrease in cash-basis loans in the quarter, excluding those in the cross-border refinancing portfolio, resulted primarily from payments and returns to accrual of $0.3 billion and also reflected write-offs and transfers to OREO (principally in the North America Commercial Real Estate portfolio) of $0.1 billion. These were partially offset by additional loans placed on cash basis of $0.3 billion, flat to the fourth quarter of 1993 and down from $0.5 billion in the year-ago quarter. The North America Commercial Real Estate portfolio accounted for $0.2 billion of the new cash-basis loans in the quarter. A table of activity in cash-basis loans in that portfolio is presented on page 16.

Renegotiated loans declined $324 million in the quarter primarily due to the transfer of certain loans to full performing status in the North America Commercial Real Estate portfolio.

The amount of new loans placed on a cash basis have declined from the levels experienced in 1993. However, the slow economy in certain markets is expected to result in new cash-basis loans, particularly in the North America Commercial Real Estate portfolio, remaining at relatively high levels. A table of Citicorp's commercial and consumer cash-basis, renegotiated and past due loans is presented on page 50.

- --------------------------------------------------------------------------------
CASH-BASIS COMMERCIAL LOAN ACTIVITY (A)
- --------------------------------------------------------------------------------

                            1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.   1st Qtr.
 (In Billions of Dollars)     1994       1993       1993       1993       1993
                            --------   --------   --------   --------   --------
Beginning Balance.........     $ 2.5      $ 3.2      $ 3.8      $ 3.9      $ 4.1
New Cash-Basis Loans......       0.3        0.3        0.4        0.6        0.5
Payments/Loans Returned
 to Accrual Status........      (0.3)      (0.8)      (0.7)      (0.4)      (0.2)
Gross Write-offs (B)......      (0.1)      (0.1)      (0.2)      (0.2)      (0.1)
Transfers to OREO.........         -       (0.1)      (0.1)      (0.1)      (0.4)
                               -----      -----      -----      -----      -----
Ending Balance............     $ 2.4      $ 2.5      $ 3.2      $ 3.8      $ 3.9
                               =====      =====      =====      =====      =====

(A) Excludes cash-basis cross-border refinancing loans.
(B) Excludes write-offs on OREO, letters of credit and swaps.
- --------------------------------------------------------------------------------

COMMERCIAL REAL ESTATE
- --------------------------------------------------------------------------------

NORTH AMERICA COMMERCIAL REAL ESTATE

The North America Commercial Real Estate portfolio comprises relationships managed by the commercial real estate divisions in the U.S. and Canada. Citicorp manages the risks associated with the real estate portfolio through a variety of risk management techniques which are described in the 1993 Annual Report and Form 10-K.

- --------------------------------------------------------------------------------
NORTH AMERICA COMMERCIAL REAL ESTATE PORTFOLIO SUMMARY
- --------------------------------------------------------------------------------

                               Mar. 31  Dec. 31  Sept. 30  June 30  Mar. 31
(In Billions of Dollars)         1994     1993     1993      1993     1993
                               -------  -------  --------  -------  -------
Loans (A)....................   $ 5.7    $ 5.8     $ 6.5    $ 6.6    $ 7.0
Renegotiated Loans...........     0.3      0.6       0.3      0.1      0.1
Cash-Basis Loans.............     1.7      1.7       2.1      2.5      2.6
                                -----    -----     -----    -----    -----
  Total Loans                   $ 7.7    $ 8.1     $ 8.9    $ 9.2    $ 9.7

OREO (B).....................     2.1      2.3       2.6      2.8      3.0
                                -----    -----     -----    -----    -----
 Total Loans and OREO........   $ 9.8    $10.4     $11.5    $12.0    $12.7
                                =====    =====     =====    -----    -----

Unfunded Commitments.........   $ 0.8    $ 0.8     $ 0.9    $ 1.1    $ 1.2
Letters of Credit............     1.7      1.9       1.9      2.0      2.1
Other........................     0.4      0.5       0.4      0.5      0.5
                                -----    -----     -----    -----    -----

TOTAL EXPOSURE...............   $12.7    $13.6     $14.7    $15.6    $16.5
                                =====    =====     =====    =====    =====

- --------------------------------------------------------------------------------

                               1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr.  1st Qtr.
(In Millions of Dollars)         1994      1993      1993      1993      1993
                               --------  --------  --------  --------  --------
Net Write-offs (C)...........     $68       $78       $49      $136      $168
Net OREO Write-downs.........      36        27        73        65        92

(A) Excludes renegotiated and cash-basis loans.
(B) Includes in-substance foreclosures of $1.1 billion at March 31, 1994, $1.3 billion at December 31, 1993, $1.4 billion at September 30, 1993; $1.6 billion at June 30, 1993 and $1.7 billion at March 31, 1993.
(C) Includes net write-offs of real estate-related loans of $24 million in the second quarter of 1993.
- --------------------------------------------------------------------------------

Total North America Commercial Real Estate exposure of $12.7 billion at March 31, 1994 was down $3.8 billion or 23% from the first quarter of 1993 and has declined over 50% from the $26.5 billion of peak exposure in 1989. Citicorp continues to actively reduce its exposure through a series of initiatives which have resulted in paydowns and write-offs and write-downs. In addition, approximately $60 million and $125 million of assets were sold during the first quarter of 1994 and 1993, respectively.

Citicorp's strategy for the North America Commercial Real Estate portfolio is one of active remedial management to maximize the long term value and recoverability of the assets. The principal focus continues to be the restructuring and repayment of existing loans together with managing and optimizing returns on OREO assets. Citicorp's real estate professionals develop remedial management strategies for each loan or OREO property which are constantly monitored and adjusted as conditions change through an extensive, ongoing portfolio management process.

Cash-basis loans were $1.7 billion at March 31, 1994 and December 31, 1993, down from $2.6 billion a year ago, while OREO declined to $2.1 billion from $2.3 billion at year-end 1993 and $3.0 billion a year ago. Approximately $0.9 billion of the $1.7 billion of cash-basis loans at quarter end were contractually past due less than 90 days as to interest and principal (including $0.3 billion of construction and self-funded loans) but were classified as cash basis due to uncertainty regarding future cash flows. As noted in the table on page 16, cash receipts on average cash-basis loans and OREO in the first quarter of 1994 were in excess of $40 million.

- --------------------------------------------------------------------------------
CASH FLOWS
- --------------------------------------------------------------------------------

                                                        1st Qtr. 1994
                                                   -----------------------
                                       Average      Cash   Annualized Cash
(In Millions of Dollars)           Carrying Value  Flows      Yield (%)
                                   --------------  -----   ---------------
Cash-Basis Loans (A):
  Yields Over 3%.................      $  999       $ 17          6.9%
  Yields Under 3%................         251          1          1.4%
  No Payments Received...........         438          -            -
                                       ------       ----
  Total..........................      $1,688       $ 18          4.3%
                                       ------       ----

In-Substance Foreclosures (A):
  Yields Over 3%.................      $  539       $ 13         10.2%
  Yields Under 3%................          87          1          1.4%
  No Payments Received...........         558          -            -
                                       ------       ----
  Total..........................      $1,184       $ 14          4.8%
                                       ------       ----

OREO: (B)........................      $1,039
  Revenues.......................                     43         16.9%
  Expenses.......................                    (32)       (12.7%)
                                                    ----
  Net............................                     11          4.2%
                                       ------       ----
Total Cash-Basis Loans and OREO..      $3,911       $ 43          4.4%
                                       ======       ====

(A) Cash flows represent cash interest payments received of which $17 million were applied as a reduction of principal ($11 million for cash-basis loans and $6 million for in-substance foreclosures).
(B) Excluding in-substance foreclosures and associated cash flows.

- --------------------------------------------------------------------------------
NORTH AMERICA COMMERCIAL REAL ESTATE CASH-BASIS LOANS ACTIVITY
- --------------------------------------------------------------------------------

                                    1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.   1st Qtr.
     (In Millions of Dollars)         1994       1993       1993       1993       1993
                                    --------   --------   --------   --------   --------
Beginning Balance.................   $1,719      $2,138     $2,474     $2,593     $2,734
New Cash-Basis Loans..............      202         199        241        336        403
Write-offs (A)....................      (61)        (80)       (71)      (115)       (99)
Loans Returned to Accrual Status..      (30)       (340)      (222)      (170)        (6)
Payments and Other................     (138)        (90)      (190)      (125)       (36)
Transfers to OREO.................      (38)       (108)       (94)       (45)      (403)
                                     ------      ------     ------     ------     ------
Ending Balance....................   $1,654      $1,719     $2,138     $2,474     $2,593
                                     ======      ======     ======     ======     ======

(A) Represents gross write-offs, before recoveries, and excludes write-offs on OREO, letters of credit and swaps.
- --------------------------------------------------------------------------------

The level of new cash-basis loans as well as transfers to OREO have declined from those experienced in 1993. Payments and loans returned to accrual status reflect the result of ongoing workout initiatives.

Renegotiated loans were $325 million at March 31, 1994, down from $589 million at year-end 1993 as a result of transfers of loans which carry a market rate of interest to full performing status. The annualized interest rate on the remaining loans, the majority of which are expected to remain in the renegotiated portfolio, approximated 5.4%. The level of renegotiated loans may increase during 1994 as a result of ongoing restructuring activities.

- --------------------------------------------------------------------------------
NORTH AMERICA COMMERCIAL REAL ESTATE OREO ACTIVITY
- --------------------------------------------------------------------------------

                                 1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.   1st Qtr.
(In Millions of Dollars)           1994       1993       1993       1993       1993
                                 --------   --------   --------   --------   --------
Beginning Balance..............    $2,332     $2,547     $2,825     $3,032     $2,898
New OREO.......................        45        113         94         57        403
Write-downs (A)................       (49)       (38)       (75)       (93)      (133)
Sales, Paydowns and Other (B)..      (198)      (290)      (297)      (171)      (136)
                                   ------     ------     ------     ------     ------
Ending Balance.................    $2,130     $2,332     $2,547     $2,825     $3,032
                                   ======     ======     ======     ======     ======

(A) Includes gross write-offs on assets generally taken within 90 days of their transfer to OREO.
(B) Includes in-substance foreclosures returned to accrual loan status of $2 million in the fourth quarter of 1993; $210 million in the third quarter of 1993; and $15 million in the second quarter of 1993.
- --------------------------------------------------------------------------------

The OREO portfolio, which is carried at the estimated fair value of the underlying properties, includes both property to which Citicorp has taken title as well as in-substance foreclosures ($1,086 million at March 31, 1994) where Citicorp does not have ownership of the property and foreclosure has not occurred. During the first quarter of 1994, Citicorp sold OREO properties totaling approximately $60 million.

Unfunded commitments of $0.8 billion at March 31, 1994, were down $0.4 billion from a year ago. These commitments are concentrated in the office (37%) and residential (26%) markets. Office commitments represent obligations to fund property stabilization and lease-up costs, with less than 1% for construction of office buildings. Residential commitments represent aggregate commitments to fund construction costs over the life of the various projects. Generally, pre-determined contractual criteria have limited maximum outstanding loans at any one time to amounts substantially less than the aggregate obligation. At March 31, 1994, $0.3 billion of commitments related to borrowers experiencing financial difficulties.

Citicorp also provides standby letters of credit, the majority of which back stop tax-exempt multi-family housing bonds secured by residential properties. Approximately $0.6 billion of the $1.7 billion of outstanding letters of credit at March 31, 1994 related to projects where debt service is continuing but the loan to value ratios have deteriorated below target levels and/or letter of credit fees are not being paid.

The North America Real Estate Portfolio is diversified by both project type and location with exposures in the office, residential and retail sectors comprising 37%, 21% and 20%, respectively. Geographically, the largest regions are the West (including California) at 31% and Mid-Atlantic (including New York) at 18% at March 31, 1994.

The table on page 18 presents additional information related to the North America Commercial Real Estate portfolio. Exposures are categorized by location and project type based on the underlying collateral or source of repayment. Exposures which are collateralized by (or for which the source of repayment is from) properties in multiple locations are categorized geographically in "Multi-location and Other".

- --------------------------------------------------------------------------------
NORTH AMERICA COMMERCIAL REAL ESTATE PORTFOLIO BY PROJECT BY REGION
- --------------------------------------------------------------------------------

                                                                                                      MAR. 31, 1994   Dec. 31, 1993
(In Millions of Dollars)             Office  Residential  Retail   Hotel     Land   Ind'l.  Other(A)      TOTAL           Total
                                     ------  -----------  ------   -----    -----   ------  --------  -------------   -------------
NEW YORK        Loans                $  254     $   75    $   64    $  1     $ 33     $  -   $   30    $   457          $   452
                Cash-Basis Loans         78          3        31      10        -        -       11        133              141
                OREO                    229         72         -      29        -        -        -        330              301
                Letters of Credit
                 and Other              128        110         7       -        -        -       33        278              301
                TOTAL EXPOSURE          689        260       102      40       33        -       74      1,198            1,195
                                     ------     ------    ------    ----     ----     ----   ------    -------          -------
OTHER MID-
ATLANTIC        Loans                   192        167       211      29       11        5       24        639              697
                Cash-Basis Loans         68          6         2      20       39        -        2        137              132
                OREO                    138          9         3      40       14        4        1        209              218
                Letters of Credit
                 and Other                6         14       114       1        3        -       11        149              160
                TOTAL EXPOSURE          404        196       330      90       67        9       38      1,134            1,207
                                     ------     ------    ------    ----     ----     ----   ------    -------          -------
MIDWEST         Loans                   705         15       337      88        1       57       15      1,218            1,214
                Cash-Basis Loans        128          9         -      46        6        -        -        189              256
                OREO                    181         37        20      12        6        5        -        261              239
                Letters of Credit
                 and Other               76        138         6       -        -        9        4        233              280
                TOTAL EXPOSURE        1,090        199       363     146       13       71       19      1,901            1,989
                                     ------     ------    ------    ----     ----     ----   ------    -------          -------
NEW
ENGLAND         Loans                   147          2        26      19        -        -        5        199              177
                Cash-Basis Loans         16          -        14       -        -       19        -         49               50
                OREO                     78         15         -       -       43        1        -        137              132
                Letters of Credit
                 and Other               31          -        12       -        -        -        1         44               39
                TOTAL EXPOSURE          272         17        52      19       43       20        6        429              398
                                     ------     ------    ------    ----     ----     ----   ------    -------          -------
SOUTHEAST       Loans                   219        137       151      69        3        3      141        723              751
                Cash-Basis Loans          -         41        46      15        4        8        -        114               96
                OREO                    217        126        74       5       15        4        5        446              491
                Letters of Credit
                 and Other               93        166         9       -        2        8       52        330              532
                TOTAL EXPOSURE          529        470       280      89       24       23      198      1,613            1,870
                                     ------     ------    ------    ----     ----     ----   ------    -------          -------
SOUTHWEST       Loans                   341          1        95      23        1        -        5        466              481
                Cash-Basis Loans         10          -         5      25        -       13       15         68               79
                OREO                     10          -        30       2       11        -        1         54               95
                Letters of Credit
                 and Other               15          1         -       3        -        1        6         26               25
                TOTAL EXPOSURE          376          2       130      53       12       14       27        614              680
                                     ------     ------    ------    ----     ----     ----   ------    -------          -------
CALIFORNIA      Loans                   266        225       290     227       27       67       29      1,131            1,246
                Cash-Basis Loans        191        131        71      11        6       58       16        484              487
                OREO                    159         58       114      16        4       39       10        400              446
                Letters of Credit
                 and Other              122        702        16      10        -        2       94        946              967
                TOTAL EXPOSURE          738      1,116       491     264       37      166      149      2,961            3,146
                                     ------     ------    ------    ----     ----     ----   ------    -------          -------
OTHER WEST      Loans                   260         48       215     127        -        2        1        653              685
                Cash-Basis Loans         31          -         -       9        6        -        2         48               72
                OREO                     47          -        10       -        9       18        -         84              173
                Letters of Credit
                 and Other               13        107        16       -        -        6       17        159              194
                TOTAL EXPOSURE          351        155       241     136       15       26       20        944            1,124
                                     ------     ------    ------    ----     ----     ----   ------    -------          -------
CANADA          Loans                    68          6       137       6        3        -        7        227              272
                Cash-Basis Loans        101          6       148       -       16        6        7        284              293
                OREO                     50         39        39       -       12        2        3        145              171
                Letters of Credit
                 and Other               37          3        33       -        8        -      107        188              217
                TOTAL EXPOSURE          256         54       357       6       39        8      124        844              953
                                     ------     ------    ------    ----     ----     ----   ------    -------          -------
MULTI-LOCATION
AND OTHER       Loans                     -         40        52      31        -        -      220        343              416
                Cash-Basis Loans          -          -        32       -        -        3      113        148              113
                OREO                     19          -         -       -        -       20       25         64               66
                Letters of Credit
                 and Other               13        191        50       -        -        1      225        480              395
                TOTAL EXPOSURE           32        231       134      31        -       24      583      1,035              990
                                     ------     ------    ------    ----     ----     ----   ------    -------          -------
TOTALS -
MARCH 31,
1994
                LOANS(B)(C)          $2,452     $  716    $1,578    $620     $ 79     $134   $  477    $ 6,056
                CASH-BASIS LOANS(B)     623        196       349     136       77      107      166      1,654
                OREO                  1,128        356       290     104      114       93       45      2,130
                LETTERS OF CREDIT
                 AND OTHER              534      1,432       263      14       13       27      550      2,833
                TOTAL EXPOSURE        4,737      2,700     2,480     874      283      361    1,238     12,673
                                     ------     ------    ------    ----     ----     ----   ------    -------          -------
Totals -
December 31,
1993
                Loans(B)(C)          $2,464     $  798    $1,789    $631     $ 83     $162   $  464                     $ 6,391
                Cash-Basis Loans(B)     732        212       296     142       81       85      171                       1,719
                OREO                  1,180        408       364     107      123      105       45                       2,332
                Letters of Credit
                 and Other              617      1,664       299      17       14       30      469                       3,110
                Total Exposure        4,993      3,082     2,748     897      301      382    1,149                      13,552

(A) Includes working capital and multi-project loans.
(B) Includes real estate-related loans of $0.2 billion in 1994 and 1993, of which $92 million in 1994 and $96 million in 1993 were on a cash basis. Also includes bankers acceptances (included in customers' acceptance liability) of $25 million in 1994 (all of which were on a cash basis) and $50 million in 1993.
(C) Loans include $325 million and $589 million of renegotiated loans in 1994 and 1993, respectively, and exclude cash-basis loans.

- --------------------------------------------------------------------------------
NET WRITE-OFFS AND NET OREO WRITE-DOWNS
- --------------------------------------------------------------------------------

                                                         1st Qtr.   1st Qtr.
(In Millions of Dollars)                                     1994       1993
                                                         --------   --------
                                               Net OREO
By Region:                  Net Write-Offs  Write-Downs     Total      Total
                            --------------  -----------  --------   --------
New York..................        $15           $ -        $ 15       $  3
Other Mid-Atlantic........         (1)            1           -          4
Midwest...................          -             2           2         19
New England...............          -             -           -          8
Southeast.................          9            (2)          7         69
Southwest.................          -            (3)         (3)         8
California................         13            32          45         95
Other West................          -             5           5         11
Canada....................         23             1          24         40
Multi-location/Other......          9             -           9          3
                                  ---           ---        ----       ----
 Total....................        $68           $36        $104       $260
                                  ===           ===        ====       ====

- --------------------------------------------------------------------------------

                                               Net OREO
By Project Type:            Net Write-Offs  Write-Downs     Total      Total
                            --------------  -----------  --------   --------
Office....................        $35           $15        $ 50       $167
Residential...............         11             4          15         31
Retail....................         16            14          30         40
Hotel.....................          2             1           3          1
Land......................          -             1           1          5
Industrial................          4             -           4          3
Other.....................          -             1           1         13
                                  ---           ---        ----       ----
 Total....................        $68           $36        $104       $260
                                  ===           ===        ====       ====

- --------------------------------------------------------------------------------

Net write-offs aggregated $68 million in the first quarter of 1994, down from $168 million in the prior year's first quarter. Net OREO write-downs totaled $36 million in the quarter, compared with $92 million in the first quarter of 1993.

While cash-basis loans and OREO levels have declined, they are expected to remain at relatively high levels. Although there is improvement and increasing liquidity in certain commercial real estate markets, weak market conditions, particularly in California and Canada, and also in the office sector are expected to continue to adversely affect the portfolio. As a result, credit provisions (including net write-offs), net OREO write-downs and inflows to cash-basis loans could remain at moderately high levels in 1994, although down from the prior year.

OTHER

Citicorp's Global Finance businesses include $1.9 billion of commercial real estate loans in addition to those managed by Citicorp's U.S. and Canadian commercial real estate divisions. Substantially all of these loans are in offices outside of North America.

Cash-basis commercial real estate loans in this portfolio were $48 million at March 31, 1994 compared with $87 million and $61 million at December 31 and March 31, 1993, respectively, while net recoveries totaled $1 million compared with net write-offs of $1 million in the same period a year ago. Commercial OREO in this portfolio was $0.5 billion at March 31, 1994, unchanged from year-end 1993 and down from $0.7 billion in the year-ago quarter.

REFINANCING PORTFOLIO
- --------------------------------------------------------------------------------

The refinancing portfolio includes cross-border outstandings to countries that are currently in the process of refinancing their external debt or have recently completed such refinancings. Refinancing activities are discussed in Citicorp's 1993 Annual Report and Form 10-K.
- --------------------------------------------------------------------------------
CROSS-BORDER CLAIMS ON THIRD PARTIES IN THE REFINANCING PORTFOLIO (A)(B)
- --------------------------------------------------------------------------------

                                 Mar. 31  Dec. 31  Mar. 31
(In Billions of Dollars)           1994     1993     1993
                                 -------  -------  -------
Medium- and Long-Term (C) (D)..    $3.1     $2.9     $3.2
Trade and Short-Term...........     3.0      2.7      2.5

(A) In addition to the cross-border claims on third parties shown in the table above, cross-border outstandings at March 31, 1994 included investments in and funding of local Citicorp franchises totaling $1.6 billion, and equity investments obtained in debt-for-equity swaps totaling $0.2 billion.
(B) Cross-border commitments amounted to $0.2 billion each in Brazil and the Philippines and $0.1 billion in Argentina at March 31, 1994. Commitments were not material in any other refinancing country.
(C) Not included in medium- and long-term claims are holdings of Brady Bonds issued by the governments of Nigeria and the Philippines. The principal on these bonds are secured by zero coupon U.S. Treasury securities which will have a value at maturity equal to the face amount of the bonds. Refer to footnote D on page 50 for an additional discussion.
(D) Medium- and long-term claims at March 31, 1994 included $467 million of bank placements in Brazil.
- --------------------------------------------------------------------------------

The $3.1 billion of medium- and long-term claims in the refinancing portfolio at March 31, 1994 reflected $1.4 billion of Brady Bonds classified as Securities, including $0.6 billion in Venezuela, $0.3 billion in the Philippines, $0.3 billion in Uruguay, and $0.2 billion in Brazil. In addition, the portfolio included $1.7 billion of medium- and long-term loans and placements, principally $0.9 billion in Brazil and $0.5 billion in South Africa. The amount of Citicorp's refinancing portfolio outstandings on a cash basis was $1.0 billion, primarily in Brazil ($0.8 billion).

The $3.0 billion of trade and short-term obligations at March 31, 1994 included $1.6 billion in Argentina (including assets of $1.0 billion supported by local U.S. dollar deposits), $1.0 billion in Brazil and $0.4 billion in other refinancing countries.

The cross-border refinancing portfolio portion of the allowance for credit losses was unchanged during the quarter at $238 million.


BRAZIL

As of March 31, 1994, Citicorp continued to carry substantially all of its $0.9 billion of medium- and long-term Brazilian loans and placements on a cash basis.

During the first quarter of 1994, Brazil continued paying 50% of all interest amounts due on the par value of medium- and long-term public sector outstandings. For the quarter, contractual interest due on Citicorp's medium- and long-term outstandings to Brazil was $16 million, of which Citicorp has collected $15 million and recognized $10 million in interest income, with $5 million recorded as a recovery of country write-offs previously taken. In addition, Citicorp has recorded as income $4 million related to prior-year contractual interest. Also included was a scheduled coupon payment on 1989-90 Past Due Interest Bonds of $10 million which was recognized as interest income and a 1% principal amortization payment which was included in other revenue.

On April 15, 1994 the Government of Brazil completed its external-debt financing package covering essentially all of its medium- and long-term commercial-bank debt. Citicorp exchanged approximately $2.7 billion in face value of Brazilian debt for $1.3 billion of Debt Conversion Bonds ("DCB"), $1.2 billion of Front Loaded Interest Reduction Bonds ("FLIRB"), $122 million of New Money Bonds ("NMB") and $60 million of Investment Feature Cruzeiro Bonds ("IFCB"). In addition, Citicorp purchased $221 million of NMBs and has received $274 million of an expected total of approximately $325 million in bonds covering past due interest.

The DCBs have an 18-year tenor, 10-year grace period and an interest rate of LIBOR + 7/8%. The NMBs and the IFCBs have a 15-year tenor, 7-year grace period and bear interest at LIBOR + 7/8%. The 15 year FLIRBs bear interest ranging from 4% to 5% with a 12 month rolling interest guarantee in the first six years and uncollateralized at LIBOR + 13/16% thereafter.

Citicorp's share of the restructured amounts and terms thereof are as follows:

                                             WEIGHTED-AVERAGE     WEIGHTED-AVERAGE
In Millions of Dollars                          INTEREST RATE     YEAR OF MATURITY
                                       ----------------------     ----------------
                          FACE   BOOK
                         VALUE  VALUE  BEFORE (A)       AFTER       BEFORE   AFTER
                        ------  -----  ------      ----------     --------  ------
DCB                     $1,211   $363     4.0%          0.875%      2003     2008
                                                   Over LIBOR
DCB                        124     37     4.0%          0.875%      1996     2008
                                                   Over LIBOR
NMB                        122     37     4.0%          0.875%      1997     2005
                                                   Over LIBOR
FLIRB                    1,211    363     4.0%         0.8125%      2003     2006
                                                   Over LIBOR(B)
IFCB                        60     18     4.0%          0.875%      1996     2005
                        ------   ----              Over LIBOR
                        $2,728   $818


(A) 4% rate commenced in 1992; had been LIBOR + 13/16% prior to 1992.
(B) During the first 6 years, interest will be at fixed rates ranging from 4% to 5%.
- --------------------------------------------------------------------------------

Based upon secondary market quotations upon completion of the restructuring, the fair value of securities received pursuant to the restructuring was approximately $1.4 billion, with a corresponding book value of $1.0 billion (in both cases including the new money bonds purchased). In addition, the fair value of the expected total of interest bonds to be received under the restructuring was approximately $182 million.

- --------------------------------------------------------------------------------
CROSS-BORDER AND FOREIGN CURRENCY OUTSTANDINGS
COUNTRIES WITH OUTSTANDINGS EXCEEDING 1% OF TOTAL ASSETS (A)
- --------------------------------------------------------------------------------

                                    Investments
                           Cross-      in and
                           Border    Funding of              Total Outstandings
                           Claims       Local             -------------------------
                          on Third    Citicorp    Equity  Mar. 31  Dec. 31  Dec. 31
(In Billions of Dollars)   Parties   Franchises  Invest.    1994     1993     1992
                          --------  -----------  -------  -------  -------  -------
United Kingdom..........    $4.2        $3.1       $ -      $7.3     $7.7     $6.2
Mexico..................     2.7         0.9         -       3.6      3.9      3.4
Brazil..................     2.1         0.5        .1       2.7      2.4      2.2
Japan...................     1.8         0.4         -       2.2      2.8      2.7
Canada..................     1.0         1.0         -       2.0      2.1      2.8

(A) Outstandings (including loans and other monetary assets) are presented on a regulatory basis and have been adjusted for external guarantees and collateral. Cross-border commitments amounted to $4.8 billion in the United Kingdom, $0.2 billion in Brazil, $1.9 billion in Japan, and $0.9 billion in Canada at March 31, 1994. Commitments were not material in Mexico. At
    March 31, 1994, cross-border and foreign currency outstandings in Japan, Argentina ($2.2 billion), Germany ($2.2 billion), and Canada were between
    .75% and 1.0% of total assets.  At December 31, 1993, the only such countries were Canada, Germany ($2.1 billion) and Argentina ($2.0 billion).
    At December 31, 1992, the only such countries were Germany ($2.1 billion)
    and Argentina ($1.7 billion).
- --------------------------------------------------------------------------------

CAPITAL, PRICE RISK, LIQUIDITY, DERIVATIVE AND FOREIGN EXCHANGE ACTIVITIES
- --------------------------------------------------------------------------------

CAPITAL

Citicorp is subject to risk-based capital guidelines issued by the Federal Reserve Board which were detailed in the 1993 Annual Report and Form 10-K. The risk-based capital guidelines require a minimum ratio of Tier 1 capital to risk-adjusted assets of 4.0% and a minimum ratio of combined Tier 1 and Tier 2 capital to risk-adjusted assets of 8.0%.

The risk-based capital guidelines are supplemented by a leverage ratio requirement. This requirement establishes a minimum leverage ratio of 3.0% for the highest rated banking organizations. Other banking organizations are expected to have ratios of at least 4.0-5.0% depending on their particular growth plans and conditions (including diversification of risk, asset quality, earnings, and liquidity). The ratio is defined as Tier 1 capital divided by adjusted average assets. Citicorp has not been advised by the Federal Reserve Board of a specific applicable minimum leverage ratio.

Common stockholders' equity increased $796 million during the quarter to $10.9 billion at March 31, 1994, due principally to net income of $553 million and the inclusion of $227 million of net unrealized gains on securities available for sale pursuant to the adoption of SFAS No. 115 (see page 38 for Adoption of New Accounting Standards). Tier 1 capital at quarter-end was $14.0 billion, up from $13.4 billion at year-end 1993. Tier 1 capital excludes the net unrealized gains on securities available for sale since related risk-based capital guidelines have not been adopted by the regulatory agencies. Total capital of $23.5 billion at March 31, 1994 was up from $23.2 billion at year-end 1993 and $21.0 billion at the end of the 1993 first quarter.

- --------------------------------------------------------------------------------

                                  Minimum   Mar. 31  Dec. 31  Mar. 31
Citicorp Ratios                   Required    1994     1993     1993
                                  --------  -------  -------  -------
Common Stockholders' Equity (A)..              4.51%    4.65%    3.98%

Tier 1 Capital...................    4.00%      6.86     6.62     5.23
Tier 1 & Tier 2 Capital..........    8.00      11.55    11.45    10.01

Leverage (A).....................    3.00+      5.95     6.15     5.17

(A) The increase in total assets resulting from the adoption of FASB Interpretation No. 39 had the effect of reducing the Common Stockholders' Equity and Leverage Ratios as of March 31, 1994 by 29 bp and 38 bp, respectively. See page 38.
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
COMPONENTS OF RISK-BASED CAPITAL UNDER REGULATORY GUIDELINES
- --------------------------------------------------------------------------------

                                                  Mar. 31    Dec. 31    Mar. 31
(In Millions of Dollars)                             1994       1993       1993
                                                 --------   --------   --------
TIER 1 CAPITAL

Common Equity..................................  $ 10,862   $ 10,066   $  8,651
Qualifying Preferred Stock (A).................     3,887      3,887      2,904
Minority Interest..............................        50         59         61
Less:
  Net Unrealized Gains - Securities Available
  for Sale (B).................................      (227)         -          -
  Intangible Assets (C)........................      (371)      (387)      (419)
  50% Investment in Certain Subsidiaries (D)...      (247)      (237)      (254)
                                                 --------   --------   --------
Total Tier 1 Capital...........................  $ 13,954   $ 13,388   $ 10,943
                                                 --------   --------   --------

TIER 2 CAPITAL

Allowance for Credit Losses (E)................  $  2,566   $  2,551   $  2,636
Preferred Stock (A)............................        16         16        341
Qualifying Debt (F)............................     7,190      7,434      7,288
Less:
  50% Investment in Certain Subsidiaries (D)...      (246)      (237)      (253)
                                                 --------   --------   --------
Total Tier 2 Capital...........................  $  9,526   $  9,764   $ 10,012

Total Qualifying Capital.......................  $ 23,480   $ 23,152   $ 20,955
                                                 ========   ========   ========

Net Risk-Adjusted Assets (G)...................  $203,337   $202,273   $209,428
                                                 ========   ========   ========

(A) Cumulative preferred stock is limited within Tier 1 capital to 25% of the sum of Common Equity, Qualifying Preferred Stock and Minority Interest. At March 31, 1993, excess cumulative preferred stock of $308 million, which would otherwise qualify as Tier 1 capital, was included in Tier 2 capital.
(B) Tier 1 capital excludes the net unrealized gains on securities available for sale since related risk-based capital guidelines have not been adopted by the regulatory agencies.
(C) Includes goodwill and certain other identifiable intangible assets.
(D) Primarily Citicorp Securities, Inc.
(E) Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.
(F) Includes qualifying senior and subordinated debt, in an amount not exceeding 50% of Tier 1 capital, plus subordinated capital notes, subject to certain limitations.
(G) Risk-adjusted assets include certain off-balance sheet activities and commitments such as foreign exchange and derivative products and letters of credit and also reflect deductions for intangible assets and any excess allowance for credit losses. See page 28 for further discussion of Derivative and Foreign Exchange Activities.

Citicorp's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary federal bank regulatory agencies. In addition, as discussed in Citicorp's 1993 Annual Report and Form 10-K, pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), federal bank regulatory agencies have defined five capital tiers for depository institutions for purposes of implementing certain regulations. Under these definitions, a "well capitalized" depository institution must have a Tier 1 ratio of at least 6%, a combined Tier 1 and Tier
2 ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a directive, order or written agreement to meet and maintain specific capital levels. An "adequately capitalized" depository institution must have a Tier 1 ratio of at least 4%, a combined Tier 1 and Tier 2 ratio of at least 8% and a leverage ratio of at least 4%, or 3% in some cases. In addition, under the regulations, the regulators can downgrade the capital status of a depository institution under certain circumstances. As of March 31, 1994, all of
Citicorp's subsidiary depository institutions meet the applicable "well capitalized" standards.
- --------------------------------------------------------------------------------

                                     Minimum   Mar. 31   Dec. 31   Mar. 31
Citibank, N.A. Ratios               Required      1994      1993      1993
                                    --------   -------   -------   -------
Common Stockholders' Equity (A)..                 6.08%     6.59%     5.93%

Tier 1 Capital...................       4.00%     6.94      6.93      5.96
Tier 1 & Tier 2 Capital..........       8.00     11.06     11.13      9.41

Leverage (A).....................       3.00+     5.71      6.06      5.63

(A) The increase in total assets resulting from the adoption of FASB Interpretation No. 39 had the effect of reducing the Common Stockholders' Equity and Leverage Ratios as of March 31, 1994 by 51 bp and 42 bp, respectively. See page 38.
- --------------------------------------------------------------------------------

The Federal Reserve Board and the Office of the Comptroller of the Currency ("OCC") proposed amendments to their capital adequacy guidelines which would establish a limitation on the amount of deferred tax assets that may be included in the Tier 1 capital calculation for risk-based and leverage capital purposes. These proposals would limit capital recognition of deferred tax assets whose realization is dependent on future taxable income to the lesser of (a) an amount that is expected to be realized within one year based upon a projection of future taxable income (exclusive of tax carryforwards and reversals of existing temporary differences) for that year, including the effect of tax-planning strategies that are expected to be implemented during that year, and (b) ten percent of Tier 1 capital before certain adjustments. The OCC has recently issued temporary guidance for the capital recognition of deferred tax assets by national banks which could have the effect of imposing stricter limits on such recognition than those proposed by the Federal Reserve Board. The stricter limits would become effective when the capital adequacy amendments are finalized, and in the interim the OCC has indicated that it will not object to other reasonable interpretations. Although the federal bank regulatory authorities have not issued final rules, Citicorp believes that its deferred tax assets as recognized under SFAS No. 109 will meet the criteria for capital recognition finally set by the bank regulators and has therefore included such deferred tax assets in the calculation of its capital ratios and the capital ratios of its subsidiaries. However, there can be no assurance until final amendments are adopted by the bank regulators.

In April 1993, The Basle Committee on Banking Supervision, with the agreement of the central bank governors of the Group of Ten countries, including the Federal Reserve, issued a three-part package of consultative papers which deal with the supervisory treatment of netting arrangements, market risk and interest rate risk in evaluating the capital adequacy of banking organizations. U.S. regulatory agencies have proposed modifications to their risk-based capital guidelines for netting, market risk and interest rate risk. In addition, from time to time, the Federal Reserve and the Federal Financial Institutions Examination Council propose amendments to or issue interpretations of risk-based capital guidelines and reporting instructions. Certain of the federal regulators have issued an announcement with respect to a proposal to issue a notice of proposed rulemaking and an advanced notice of proposed rulemaking relating to sales of assets, including the capital treatment of recourse arrangements and direct credit substitutes. Such proposals or interpretations could, if implemented, in the future, affect reported capital ratios and net risk-adjusted assets.

PRICE RISK

Citicorp manages the sensitivity of earnings to changes in interest rates, foreign exchange rates, and market volatilities through established procedures described in the 1993 Annual Report and Form 10-K. These include limits set for each major category of risk which are monitored and managed by the businesses and reviewed periodically at the corporate level.

Citicorp uses a risk management system that accommodates the diversity of balance sheet and derivative product exposures and exposure management systems of its various businesses to provide a meaningful measure of aggregate risk.
For example, trading portfolios are subject to a well-defined series of exposure limits that trigger specific management action to ensure that the potential earnings impact is controlled within acceptable limits. For non-trading portfolios, earnings at risk (EAR) measures the potential earnings impact on the interest earning portfolio of a specified shift in the yield curve. Limits are set for EAR on a business group, country and total Citicorp basis, with exposures reviewed monthly in relation to such limits and to the current interest rate environment.

The potential EAR effect of market rate movements is managed by modifying the asset and liability mix, either directly or through the use of derivative financial products. These include interest rate swaps and other derivatives that are designated and effective as hedges, as well as swaps that are designated and effective in modifying the interest rate characteristics of specified assets or liabilities. See page 28 for additional discussion of Derivative and Foreign Exchange Activities.

LIQUIDITY

Within Citicorp, the liquidity of each business and legal entity is managed through a well-defined process described in the 1993 Annual Report and Form 10-K.

Deposits are sourced globally from consumers, corporations, institutions, and professional investors. Total deposits at March 31, 1994 were $153.0 billion, or 63% of total funding, compared with $145.1 billion, or 67% of total funding at December 31, 1993 and $144.1 billion, or 66% of total funding at March 31, 1993.

The stability of Citicorp's funding is greatly enhanced by its consumer deposit base. Consumer deposits tend to be small in size, and diversified across a large base of individuals. Citicorp sources consumer deposits through its retail branch systems and private bank network in countries around the world. Consumer deposits are the largest component in Citicorp's funding structure, accounting for 39% of total liabilities and equity.

- --------------------------------------------------------------------------------
TOTAL DEPOSITS
- --------------------------------------------------------------------------------

                               March 31, 1994          December 31, 1993        March 31, 1993(A)
                            -----------------------  -----------------------  -----------------------
                                   Outside                  Outside                  Outside
(In Billions of Dollars)    U.S.   the U.S.  Total   U.S.   the U.S.  Total   U.S.   the U.S.  Total
                            -----  --------  ------  -----  --------  ------  -----  --------  ------
 Global Consumer (B)......  $42.5    $ 51.8  $ 94.3  $43.1     $48.9  $ 92.0  $43.7     $47.8  $ 91.5
 Global Finance (C).......    9.3      49.4    58.7    8.7      44.4    53.1    8.8      43.8    52.6
                            -----    ------  ------  -----     -----  ------  -----     -----  ------
Total.....................  $51.8    $101.2  $153.0  $51.8     $93.3  $145.1  $52.5     $91.6  $144.1
                            =====    ======  ======  =====     =====  ======  =====     =====  ======

(A)  Reclassified to conform to latest quarter's presentation.
(B) Deposits accepted from consumers and small businesses, primarily through branch relationships.
(C)  Deposits accepted primarily from corporate customers.
- --------------------------------------------------------------------------------

Global Consumer deposits at March 31, 1994 were $94.3 billion compared with $92.0 billion at year-end 1993 and $91.5 billion at March 31, 1993. The increase in consumer deposits outside the U.S. reflects the continuing growth of the consumer business in non-U.S. markets while the slight decline in consumer deposits in the U.S. reflects the effect of the relatively low U.S. interest rate environment on customers' asset allocations during the past year.

Citicorp's long-term debt is, by virtue of its maturity profile, also an important source of funding stability. Parent Company and subsidiary long-term debt outstanding at March 31, 1994 (including subordinated capital notes) amounted to $17.0 billion, down $1.1 billion from year-end 1993. The long-term debt portfolio is diversified across markets, currencies, lenders, maturities, and instruments.

Parent Company debt issued with a maturity of one year or longer during the quarter totaled $300 million, including $100 million issued under the medium-term note issuance program. Under this program, Citicorp issues small denomination notes to a wide investor base thereby enhancing the liquidity profile of the long-term funding portfolio. The proceeds of these obligations are provided to subsidiaries both as equity investments and advances or are invested in liquid securities. Citicorp (Parent Company) derives revenues through interest payments and dividends on its subsidiary advances and investments and from earnings on its liquid-asset portfolio. These revenues are used to defray the Parent Company's operating expenses, service its debt, and pay dividends to its shareholders.

Citicorp also securitizes assets and sells loans to enhance liquidity and to provide access to new markets that are particularly important in supporting new business growth. Citicorp is a market leader in asset securitization. During the quarter, asset securitization activity totaled $3.7 billion, including $1.9 billion of U.S. mortgages and $1.8 billion of credit card receivables. As securitized credit card receivables transactions amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. During the quarter, $1.0 billion of previously securitized credit card receivables amortized and $4.7 billion are scheduled to amortize during the remainder of 1994. Over time, the increase in securitization activities has made the subsidiaries less reliant on Parent Company funding.

With the long-term growth in deposits and securitization, Citicorp's dependence on short-term funding has remained low. At March 31, 1994, short-term funding was $17.5 billion, or 7% of total funding compared with $16.8 billion, or 8% of total funding, at year-end 1993.

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

Citicorp (Parent Company) is a legal entity separate and distinct from Citibank, N.A. and its other subsidiaries and affiliates. There are various legal limitations on the extent to which Citicorp's banking subsidiaries may extend credit, pay dividends or otherwise supply funds to Citicorp. The approval of the Office of the Comptroller of the Currency ("OCC") is required if total dividends declared by a national bank in any calendar year exceed net profits (as defined) for that year combined with its retained net profits for the preceding two years. In addition, dividends for such a bank may not be paid in excess of the bank's undivided profits after deducting statutory bad debts in excess of that bank's allowance for credit losses. State-chartered bank subsidiaries are subject to dividend limitations imposed by applicable state law.

As of March 31, 1994, under their applicable dividend limitations, Citicorp's national and state-chartered bank subsidiaries could have declared dividends to their respective parent companies without regulatory approval of approximately $2.5 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that as of March 31, 1994, its bank subsidiaries could have declared approximately $1.6 billion of the available $2.5 billion in dividends.

Citicorp also receives dividends from its nonbank subsidiaries, including the holding company which owns many of Citicorp's U.S. banks. These nonbank subsidiaries are generally not subject to regulatory restrictions on their payment of dividends except that the approval of the Office of Thrift Supervision may be required if total dividends declared by a savings association in any calendar year exceed amounts specified in that agency's regulations.

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

As a dealer, Citicorp offers derivative and foreign exchange instruments to customers, separately or with other products, to help them to manage their risk profile, and also trades for Citicorp's own account. In addition, Citicorp employs derivative and foreign exchange contracts among other instruments as an end-user in connection with its risk management activities. Monitoring procedures entail objective measurement systems, well-defined market and credit risk limits at appropriate control levels, and timely reports to line and senior management according to prescribed policies. Additional information concerning Citicorp's derivative and foreign exchange activities is provided in the 1993 Annual Report and Form 10-K.

Notional principal amounts are frequently used as indicators of derivative and foreign exchange activity, serving as a point of reference for calculating payments. Notional principal amounts do not reflect balances subject to credit or market risk, nor do they reflect the extent to which positions offset one another. As a result, they do not represent the much smaller amounts that are actually subject to risk in these transactions. Gross unrealized gains represent the amount of loss that Citicorp would suffer if every counterparty to which Citicorp was exposed were to default at once (i.e., the cost of replacing these contracts), and they do not represent actual or expected loss amounts.
The table on the following page presents the aggregate notional principal amounts of Citicorp's outstanding derivative and foreign exchange contracts at March 31, 1994 and December 31, 1993, along with the gross aggregate unrealized gains. The table includes all contracts with third parties, including both dealer and end-user positions.

Additionally, the calculation of risk-adjusted assets for purposes of the regulatory risk-based capital ratios include risk-weighted credit equivalent amounts for derivative and foreign exchange contracts. These amounts as of March 31, 1994 totaled $3.0 billion for interest rate contracts and $8.2 billion for foreign exchange, commodity and equity contracts. The corresponding amounts as of December 31, 1993 were $3.1 billion and $6.8 billion, respectively.

- --------------------------------------------------------------------------------
TOTAL DERIVATIVE AND FOREIGN EXCHANGE CONTRACTS
- --------------------------------------------------------------------------------

                                                                  Gross
                                          Notional              Unrealized
                                          Principal              Gains (A)
                                      -------------------    -----------------
                                      Mar. 31     Dec. 31    Mar. 31   Dec. 31
(In Billions of Dollars)               1994        1993       1994       1993
                                      -------     -------    -------  --------
INTEREST RATE PRODUCTS
  Futures Contracts.................  $  210.1    $195.6     $   -       $   -
  Forward Contracts.................     346.2     227.1       0.3         0.2
  Swap Agreements...................     280.6     244.3       6.5         6.8
  Purchased Options.................     110.6     103.9       1.4         1.5
  Written Options...................      93.8      87.5         -           -
FOREIGN EXCHANGE PRODUCTS
  Futures Contracts.................  $    0.1    $  0.1     $   -       $   -
  Forward Contracts.................   1,109.4     976.4      15.7        11.4
  Cross-Currency Swap Agreements....      32.8      31.7       1.7         1.7
  Purchased Options.................      64.4      44.0       1.3         1.1
  Written Options...................      55.0      43.7         -           -
COMMODITY AND EQUITY PRODUCTS.......      23.9      20.7       0.9         0.8
                                                             -----       -----
                                                             $27.8       $23.5
                                                             =====       =====

(A) Amounts are presented before the effects of master netting agreements, which mitigate credit risk by permitting the offset of amounts due from and to individual counterparties in the event of counterparty default. Master netting agreements in place would reduce gross unrealized gains by approximately $6.1 billion as of March 31, 1994 and $4.8 billion as of December 31, 1993. There are no unrealized gains for futures contracts because they settle daily in cash, and none for written options because they represent obligations (rather than assets) of Citicorp.
- --------------------------------------------------------------------------------

The quarter-to-quarter increase in notional principal amounts, primarily in interest rate and foreign exchange forward contracts, resulted from higher activity and customer demand in response to interest rate volatility in the European and U.S. markets, and foreign exchange volatility as certain major currencies strengthened against the U.S. dollar. The increase in gross unrealized gains was primarily attributable to foreign exchange forward contracts of short duration.

Citicorp's management of its derivative and foreign exchange activities, including the related accounting and operational controls, is tailored to its dealer and end-user activities.

Citicorp's dealing activities are managed on a market value basis, which recognizes in earnings the gains or losses resulting from changes in market rates. For other than short-term derivative and foreign exchange contracts, Citicorp defers, at the inception of each contract, an appropriate portion of the initial market value attributable to ongoing costs such as servicing and operational activities. This amount is amortized into trading account or foreign exchange revenue over the life of the contract. Information regarding derivative and foreign exchange trading revenues can be found on page 33.

Citicorp's risk management activities employ interest rate swaps and other derivatives that are designated and effective as hedges, as well as swaps that are designated and effective in modifying the interest rate characteristics of specified assets or liabilities. These contracts are accounted for in a manner consistent with the related assets or liabilities. Revenues and expenses related to these agreements are generally included in net interest revenue over the lives of the agreements on an accrual basis, and realized gains and losses are deferred and amortized including any related to terminated contracts. As of March 31, 1994 and December 31, 1993, the notional principal amounts of Citicorp's end-user positions and their approximate maturities were as follows. Contract maturities are related to the underlying risk management strategies.

- --------------------------------------------------------------------------------
END-USER INTEREST RATE AND FOREIGN EXCHANGE CONTRACTS
- --------------------------------------------------------------------------------

                                                           Percentage of March 31 Amount Maturing
                                                           --------------------------------------
                                           Notional                          One to        After
                                          Principal           Within           Five         Five
(In Billions of Dollars)                  Amount(A)         One Year          Years        Years
                                    -------------------     --------         ------        -----
                                    Mar. 31     Dec. 31
                                      1994       1993
                                    -------     -------
INTEREST RATE PRODUCTS
Futures Contracts...............      $47.8       $12.5           72%            28%            -
Forward Contracts...............        8.3         7.9           99%             1%            -
Swap Agreements.................       62.1        60.1           23%            65%          12%
Option Contracts................       32.3        34.0           27%            67%           6%
FOREIGN EXCHANGE PRODUCTS
Futures and Forward Contracts...       15.8        15.1           94%             6%            -
Cross-Currency Swap Agreements..        1.7         1.9           33%            48%          19%

(A)  Includes third-party and intercompany contracts.
- ------------------------------------------------------------------------------

The increase in end-user notional principal amounts primarily reflected the utilization of interest rate futures contracts, principally in the U.S. and the U.K., in response to changing interest rates. There were no material terminations of contracts.

End-user derivative positions are components of Citicorp's designated asset and liability management activities. Derivatives provide an additional tool for accomplishing risk management objectives, but these same objectives could alternatively be accomplished using other financial instruments. Therefore Citicorp does not believe it is meaningful to separately analyze the derivatives component of its risk management activities in isolation from related positions.

The estimated fair values of contracts used to hedge or modify Citicorp's risk were approximately $0.2 billion at March 31, 1994, compared with $1.1 billion at December 31, 1993, with the decline principally attributable to rising U.S. interest rates during the quarter. These amounts will fluctuate over time and be recognized as adjustments to the yields on the associated assets and liabilities (whose values also fluctuate). As noted above, these derivatives are integral components of Citicorp's asset and liability management activities. The change in the estimated fair value of the end-user contracts does not reflect related changes in the fair value of on-balance sheet assets and liabilities. For a more comprehensive discussion of fair values related to financial instruments, see page 71 of the 1993 Annual Report and Form 10-K.

STATEMENT OF OPERATIONS ANALYSIS
- --------------------------------------------------------------------------------
NET INTEREST REVENUE (TAXABLE EQUIVALENT BASIS)
- --------------------------------------------------------------------------------

Net interest revenue of $2,087 million for the quarter was up $236 million or 13%, from the same period last year. The net rate spread for the first quarter of 1994 was 4.01%, compared with 3.82% in the first quarter of 1993 and 3.94% in the fourth quarter of 1993.

Net interest revenue and interest rate spreads for all periods presented were reduced by the effect of credit card securitization. Adjusted for the effect of credit card securitization, the net rate spread for both the first quarter of 1994 and 1993 was 4.52%. The similarly adjusted ratio for the fourth quarter of 1993 was 4.48%. See page 37 for Effect of Credit Card Receivables Securitization.

Adjusted for the effect of credit card securitization, the net rate spread in U.S. offices was 4.71%, compared with 4.56% and 4.73% in the first and fourth quarters of 1993, respectively. The improvement in the quarter from a year ago reflected a lower cost to carry cash-basis loans and OREO and the effective management of the exposure to interest rate movements. The net rate spread in offices outside the U.S. was 4.29% in the quarter, a decline from 4.47% a year ago on lower Brazil interest on medium- and long-term outstandings and an increase in trading-related assets which have generally lower yields.

Average interest earning assets increased $14.5 billion or 7% from the first quarter of 1993 and $8.2 billion or 4% above the fourth quarter of last year, reflecting higher balances in funds sold and resale agreements, trading account assets and securities partially offset by lower levels of commercial loans.

At March 31, 1994, there were approximately $6.0 billion of loans held for sale, primarily residential mortgages, which are carried at the lower of aggregate cost or market value.

- --------------------------------------------------------------------------------
NET INTEREST REVENUE STATISTICS (TAXABLE EQUIVALENT BASIS) (A)
- --------------------------------------------------------------------------------

                                                                    1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr.  1st Qtr.
                                                                      1994      1993      1993      1993      1993
                                                                    --------  --------  --------  --------  --------
NET INTEREST REVENUE:
(In Millions of Dollars)
  U.S.............................................................    $  945    $  923    $  888    $  796    $  789
  Outside the U.S.................................................     1,142     1,089     1,098     1,060     1,062
                                                                      ------    ------    ------    ------    ------
  TOTAL...........................................................    $2,087    $2,012    $1,986    $1,856    $1,851
                                                                      ------    ------    ------    ------    ------
AVERAGE EARNING ASSETS:
(In Billions of Dollars)
  U.S.............................................................    $102.7    $ 99.3    $ 96.6    $ 97.3    $ 99.9
  Outside the U.S.................................................     108.1     103.3     102.1      99.6      96.4
                                                                      ------    ------    ------    ------    ------
  TOTAL...........................................................    $210.8    $202.6    $198.7    $196.9    $196.3
                                                                      ------    ------    ------    ------    ------
NET RATE SPREAD (%):
  U.S.............................................................      3.73      3.69      3.65      3.28      3.20
  Outside the U.S.................................................      4.29      4.18      4.27      4.27      4.47
  TOTAL...........................................................      4.01      3.94      3.97      3.78      3.82
ADJUSTED FOR THE EFFECT OF
CREDIT CARD SECURITIZATION:
  Net Interest Revenue
   (In Millions of Dollars).....................................      $2,616    $2,553    $2,567    $2,432    $2,472
  Net Rate Spread (%)
    - Total........................................................     4.52      4.48      4.57      4.41      4.52
    - U.S..........................................................     4.71      4.73      4.83      4.52      4.56

(A) Includes appropriate allocations for capital and funding costs based on the location of the asset.

- --------------------------------------------------------------------------------
PROVISION AND ALLOWANCE FOR CREDIT LOSSES
- --------------------------------------------------------------------------------

The 1994 first quarter provision for credit losses included $100 million to build the consumer and commercial allowance for credit losses excluding the refinancing portfolio.

The first quarter consumer provision for credit losses included an additional provision above net write-offs of $50 million, compared with $63 million and $75 million in the fourth and first quarters of 1993, respectively. As a percentage of average consumer loans, net write-offs were 1.59% in the first quarter of 1994, compared with 1.69% and 1.67% in the fourth and first quarters of 1993, respectively.

The securitization of credit card receivables, which is more fully described on page 37, lowered reported credit losses by $268 million, $292 million and $359 million in the first quarter of 1994, fourth quarter of 1993 and first quarter of 1993, respectively.

The commercial credit loss provision, excluding the refinancing portfolio, was $72 million in the first quarter of 1994, down $85 million from the fourth quarter of 1993 and $207 million from the comparable period in the prior year. The current quarter's provision includes net recoveries of $46 million in the Global Finance portfolio primarily relating to the North American and European portfolios. The commercial provision included an addition to the reserve above net write-offs of $50 million in the quarter compared with $63 million and $75 million in the fourth and first quarters of 1993, respectively. Net write-offs in the North America Commercial Real Estate portfolio have declined from the year-ago quarter.

The first quarter 1994 cross-border refinancing portfolio provision included a pretax release of $34 million from the related allowance.

Details of net write-offs (recoveries) and the provision for credit losses are included in the following table.
- --------------------------------------------------------------------------------

                                            1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.  1st Qtr.
(In Millions of Dollars)                      1994       1993       1993       1993      1993
                                            --------   --------   --------   --------  --------
Net Write-offs (Recoveries):
  Global Consumer.........................     $ 328      $ 351      $ 356      $ 367     $ 336

  Global Finance..........................       (46)        16         69         36        36
  North America Commercial Real Estate....        68         78         49        136       168
                                               -----      -----      -----      -----     -----
  Total Non-Refinancing Commercial........     $  22      $  94      $ 118      $ 172     $ 204
                                               -----      -----      -----      -----     -----

  Cross-Border Refinancing Portfolio (A)..       (35)       (10)       (23)       120       (26)
                                               -----      -----      -----      -----     -----
  Total...................................     $ 315      $ 435      $ 451      $ 659     $ 514
                                               =====      =====      =====      =====     =====

Provision for Credit Losses:
  Global Consumer.........................     $ 378      $ 414      $ 419      $ 442     $ 411

  Global Finance..........................       (34)        16         91         87       111
  North America Commercial Real Estate....       106        141        115        186       168
                                               -----      -----      -----      -----     -----
  Total Non-Refinancing Commercial........     $  72      $ 157      $ 206      $ 273     $ 279
                                               -----      -----      -----      -----     -----

  Cross-Border Refinancing Portfolio......       (35)         -          -          -        (1)
                                               -----      -----      -----      -----     -----
  Total...................................     $ 415      $ 571      $ 625      $ 715     $ 689
                                               =====      =====      =====      =====     =====

(A) Includes gross write-offs of $152 million in the second quarter of 1993 related to Citicorp's medium- and long-term outstandings to Brazil.

At March 31, 1994, the allowance for credit losses totaled $4,472 million, compared with $4,379 million at December 31, 1993, and $4,033 million at March
31, 1993.  The entire credit allowance is available to absorb future charges that are presently unidentified and no part of the allowance is allocated to any specific credits. However, for analytical purposes, Citicorp views its allowance as attributable to the following portions of its credit portfolio.
- --------------------------------------------------------------------------------

                                      Mar. 31  Dec. 31  Sept. 30  June 30  Mar. 31
(In Millions of Dollars)               1994     1993      1993     1993     1993
                                      -------  -------  --------  -------  -------
Allowance:
Global Consumer.....................   $1,639   $1,596    $1,550   $1,491   $1,412
Commercial..........................    2,595    2,545     2,482    2,394    2,296
Cross-Border Refinancing Portfolio..      238      238       228      205      325
                                       ------   ------    ------   ------   ------

Total...............................   $4,472   $4,379    $4,260   $4,090   $4,033
                                       ======   ======    ======   ======   ======

Reserve For Global Consumer
 Sold Portfolios....................   $  538   $  527    $  559   $  557   $  557
                                       ======   ======    ======   ======   ======

- --------------------------------------------------------------------------------

The total allowance as a percentage of loans was 3.26% at March 31, 1994, up from 2.92% at the same time last year. The consumer portion of the allowance was 1.98% of period-end consumer loans at March 31, 1994, up from 1.75% at March 31, 1993. At March 31, 1994, Citicorp's allowance for commercial credit losses (excluding the refinancing portfolio) was 4.88% of period-end commercial loans, compared with 4.25% at March 31, 1993. Continued uncertainty in the economic environment could result in further increases in both the consumer and commercial portions of the allowance for credit losses and in the reserve for consumer sold portfolios.

The cross-border refinancing portfolio allowance was $238 million at March 31, 1994, compared with $325 million in the year-ago quarter. The decrease in the cross-border refinancing portfolio portion of the allowance since March 31, 1993 primarily reflected a write-off of $152 million related to Citicorp's medium- and long-term outstandings to Brazil and the $34 million release in the first quarter of 1994, partially offset by net recoveries.

- --------------------------------------------------------------------------------
FEE AND COMMISSION REVENUE
- --------------------------------------------------------------------------------

Fee and commission revenue of $1.3 billion in the first quarter of 1994 was up from $1.2 billion in the same year-ago quarter. The improvement reflected increased activity in the Global Consumer businesses, specifically the European Private Bank and the Emerging Economies partially offset by repricing strategies in the U.S. credit card business. The quarter-on-quarter revenues were also affected by credit card receivables securitization, which is more fully described on page 37.

- --------------------------------------------------------------------------------
REVENUES FROM TRADING RELATED ACTIVITIES
- --------------------------------------------------------------------------------

Revenues from Citicorp's trading related activities are primarily reported in Trading Account and Foreign Exchange on the income statement, but also include other amounts, principally reflected in Net Interest Revenue. Net interest revenue reflects net revenues from on-balance sheet trading positions. The following table provides an analysis of trading activities revenues by income statement line and by trading business activity which are primarily conducted in the Global Finance businesses, but include approximately $0.1 billion in the first quarter of 1994 in the Global Consumer businesses.

- --------------------------------------------------------------------------------
REVENUES FROM TRADING RELATED ACTIVITIES
- --------------------------------------------------------------------------------

                              1st Qtr.    1st Qtr.
(In Billions of Dollars)       1994(A)      1993
                              -------     --------
BY INCOME STATEMENT LINE:
Trading Account............      $  -        $ 0.2
Foreign Exchange...........       0.1          0.2
Other (B)..................       0.3          0.3
                                 ----        -----
TOTAL......................      $0.4        $ 0.7
                                 ====        =====

BY TRADING ACTIVITY:
Foreign Exchange (C).......      $0.2        $ 0.2
Derivative (D).............       0.1          0.2
Fixed Income (E)...........         -          0.1
Other (F)..................       0.1          0.2
                                 ----        -----
TOTAL......................      $0.4        $ 0.7
                                 ====        =====

(A) Includes approximately $0.1 billion in the Global Consumer businesses.
(B) Primarily net interest revenue.
(C) Includes foreign exchange spot, forward and option contracts.
(D) Primarily interest rate and currency swaps, options, financial futures, equity and commodity contracts.
(E) Principally debt instruments including government and corporate debt as well as mortgage-backed securities.
(F) Includes funding and money market activities.
- --------------------------------------------------------------------------------

Revenues from trading related activities declined to $0.4 billion in the quarter compared with $0.7 billion in the year-ago quarter. First quarter 1994 revenues from trading related activities reflected sustained customer demand for risk management products, while trading activities related to Citicorp's own account were adversely affected as interest rates increased and market conditions were challenging and volatile. In view of the factors affecting revenues from these activities, there can be no assurance that these revenues will return to the levels experienced in 1993.

TRADING ACCOUNT

Trading revenues were $5 million for the 1994 first quarter, compared with $217 million a year ago and down from the record level of $269 million in the fourth quarter of 1993. Trading revenues were adversely affected by the impact of rising interest rates and volatile market conditions, particularly in Europe and the Latin American debt markets. The prior year's first quarter benefited from a sharp decline in interest rates, primarily in Europe.

FOREIGN EXCHANGE

Foreign exchange revenues were $66 million for the 1994 first quarter compared with $240 million in the first quarter of 1993. Sustained revenues in most businesses were partially offset by the adverse effect of volatile conditions in the European currency markets.

- --------------------------------------------------------------------------------
SECURITIES TRANSACTIONS
- --------------------------------------------------------------------------------

Net gains from the sale of securities were $50 million in the first quarter of 1994, up $34 million from the first quarter of 1993. The net gain in the first quarter of 1994 reflects gross realized gains of $62 million and gross realized losses of $12 million.

Effective January 1, 1994, Citicorp adopted SFAS No. 115.   See Adoption of New
Accounting Standards on page 38. The initial impact of adoption was an increase in stockholders' equity of $365 million after-tax. This amount declined to $227 million as of March 31, 1994, principally reflecting a decrease in the market value of securities available for sale.

Securities available for sale are carried at fair value. These values may fluctuate over time, based on general market conditions as well as events and trends affecting specific securities.

- --------------------------------------------------------------------------------
OTHER REVENUE
- --------------------------------------------------------------------------------

                                            First Qtr.  First Qtr.
(In Millions of Dollars)                      1994      1993(A)    Change
                                            ----------  ---------- ------
Securitized Credit Card Receivables......     $208        $244     $(36)
Venture Capital Gains....................       79          54       25
Affiliate Earnings.......................       65          41       24
Other Net Gains on the Sale/Disposition
 of Assets...............................       30          79      (49)
Net (Losses) from Mortgage Pass-Through
 Securitization Activity.................      (38)        (66)      28
Foreign Currency Translation (Losses)....        -         (28)      28
Other Items..............................       52          28       24
                                              ----        ----     ----
   Total.................................     $396        $352     $ 44
                                              ====        ====     ====

(A) Reclassified to conform to latest quarter's presentation.
- --------------------------------------------------------------------------------

The decline in revenue related to securitized credit card receivables primarily reflects lower net interest spreads following a repricing of the portfolio during 1993 to a variable rate pricing structure, partially offset by reduced net credit losses. The effect of credit card receivable securitization is discussed in more detail on page 37.

Venture capital gains were $25 million higher than in the corresponding quarter a year ago. Investments of venture capital subsidiaries are carried at fair value and earnings volatility can occur in the future, based on general market conditions as well as events and trends affecting specific venture capital investments. Affiliate earnings improved by $24 million largely due to increased activity in certain Latin American affiliates. Net gains on the sale/disposition of assets for the quarter were $30 million, compared with $79 million in the corresponding period in 1993. The 1993 first quarter included the sale of Citicorp's minority interest in Taiwan First Investment and Trust.

Net losses from mortgage pass-through securities sales were lower than the year-ago quarter, reflecting lower costs related to recourse exposure and a lower net adjustment for accelerated prepayments of securitized mortgages. Depending on the level of interest rates, the rate of mortgage prepayments and hedging transactions employed, further adjustments to the carrying amount of servicing assets that are subject to prepayment risk could be required in 1994.

- --------------------------------------------------------------------------------
OPERATING EXPENSE
- --------------------------------------------------------------------------------

EMPLOYEE EXPENSE

Employee expense was $1,237 million in the quarter, up $59 million from the prior year first quarter, primarily reflecting higher staffing levels supporting expansion in both the Global Consumer and Global Finance businesses in the Emerging Economies, partially offset by reduced staff levels in the Global Consumer businesses in North America.

OTHER EXPENSE

Other expense totaled $1,210 million for the quarter, compared with $1,348 million for the first quarter of 1993, which included the previously reported $64 million charge associated with the withdrawal from portfolio management activities in India. Contributing to the improvement in expense were lower commercial and consumer OREO costs and the effect of the sale of the U.S. market data services business of Quotron, partially offset by higher marketing expenses in the U.S. credit card business.

RESTRUCTURING ACTIVITIES

During the first quarter of 1994, Citicorp continued to implement its previously announced restructuring plan. Of the $425 million reserve that was established in the fourth quarter of 1993, approximately $113 million has been utilized, principally relating to asset write-offs in North America (arising from the consolidation of data processing and servicing activities), and also including severance obligations in North America and Europe where individual employees have been notified of job discontinuance. The remaining reserve will be utilized as the restructuring activities are implemented and completed in 1994 and 1995.

- --------------------------------------------------------------------------------
INCOME TAXES
- --------------------------------------------------------------------------------

Income taxes were $390 million for the first quarter of 1994 compared with $300 million for the same period last year. The effective tax rate was 39% for the first quarter of 1994 and 45% for the first quarter of 1993. The lower effective tax rate in 1994 reflects an improvement in the level and mix of earnings.

- --------------------------------------------------------------------------------
EFFECT OF CREDIT CARD RECEIVABLES SECURITIZATION
- --------------------------------------------------------------------------------

The securitization of credit card receivables does not affect the earnings reported for each period. Gains on the sales are recorded monthly as realized over the term of each securitization transaction, the terms of which have ranged from three to twelve years. Due to the revolving nature of the receivables sold and the monthly recognition of gains, the pattern of gain recognition is similar to the pattern that would be experienced if the receivables had not been sold. However, because securitization changes Citicorp's involvement from that of a lender to that of a loan servicer, there is a change in how the revenue is reported in the income statement. For securitized receivables, amounts that would previously have been reported as net interest revenue, as fee and commission revenue and as credit losses on loans are instead reported as fee and commission revenue (for servicing fees) and as other revenue (for the remaining cash flows to which Citicorp is entitled, net of credit losses). Since credit losses are absorbed against such cash flows, Citicorp's revenues over the terms of these transactions may vary depending on the credit performance of the securitized receivables. However, Citicorp's exposure to credit losses on the securitized receivables is contractually limited to these cash flows.

During the first quarter of 1994, $1.8 billion of credit card receivables were sold. The total amount of securitized receivables, net of amortization, was $24.6 billion at both March 31, 1994 and March 31, 1993.

The following table shows the net impact of the securitization of credit card receivables as an increase or (decrease) in the reported Consolidated Statement of Operations, Average Balance Sheet, Return on Assets, and Consumer Net Credit Loss Ratio. See page 35 for a further discussion.

                                              1st Qtr.   1st Qtr.
(In Millions of Dollars)                        1994       1993
                                              --------   --------
Net Interest Revenue.................           $(529)     $(621)
Fee and Commission Revenue...........              53         18
Other Revenue........................             208        244
Provision for Credit Losses..........            (268)      (359)
                                                -----      -----
Net Income Impact of Securitization..           $   0      $   0
                                                =====      =====

Average Assets ($ Billions)..........             (24)       (25)
Return on Assets (%).................             .08        .08
Consumer Net Credit Loss Ratio (%)...            (.65)      (.96)

The following table shows average credit card loans, net credit losses and related ratios for the managed U.S. and Canada credit card portfolio.

                                              1st Qtr.   1st Qtr.
                                                1994       1993
                                              --------   --------
U.S. Credit Card Managed Portfolio

Average Credit Card Loans (In Billions
 of Dollars)................................     $33.5      $33.3

Net Credit Losses (In Millions of Dollars)..     $ 381      $ 471

    As a Percentage of Average
     Credit Card Loans......................      4.61%      5.74%

ADOPTION OF NEW ACCOUNTING STANDARDS
- --------------------------------------------------------------------------------

POSTEMPLOYMENT BENEFITS

Effective January 1, 1994, Citicorp adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No.
112). Under SFAS No. 112, Citicorp recognizes the estimated cost of disability and similar benefits provided to former or inactive employees when an event occurs indicating payment of benefits is probable. These costs were previously recognized as paid or funded. The adoption of the new standard as of January 1, 1994 resulted in an after-tax charge of $56 million, which is reported on the Statement of Operations as the cumulative effect of an accounting change.

SECURITIES

Effective January 1, 1994, Citicorp adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The principal effect of the new standard relates to such securities that are "available for sale", which are carried at fair value with unrealized holding gains and losses reported in a separate component of stockholders' equity. These securities were previously carried at the lower of aggregate cost or market value. In connection with SFAS 115, at January 1, 1994, Citicorp reclassified approximately $1.7 billion ($1.6 billion at Citibank) of securities previously received in formal country debt restructurings (Brady Bonds) from Commercial Loans to Held to Maturity and Available for Sale Securities categories.

BALANCE SHEET REPORTING OF CERTAIN CONTRACTS

Effective January 1, 1994, Citicorp adopted FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts." This accounting rule changes the balance sheet reporting of trading gains and losses on derivative and foreign exchange contracts to require that gross unrealized gains be reported as assets and gross unrealized losses as liabilities, except where there is a qualifying netting agreement in place. Citicorp previously followed industry practice and reported the unrealized gains and losses on a net portfolio basis. The effect of the new standard was an increase in assets and liabilities of approximately $14.7 billion as of March 31, 1994. Amounts presented for Trading Account Assets and Trading Account Liabilities as of December 31, 1993 include the reclassification of $5.7 billion and $3.1 billion, respectively, to provide for consistent presentation of amounts previously recorded in Other Assets and Other Liabilities representing revaluation gains and losses and other balances related to these contracts.

- --------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF OPERATIONS                               CITICORP and Subsidiaries
                                                                    1994              1993
                                                                    First             First
(In Millions of Dollars Except Per Share Amounts)                   Qtr.              Qtr.
                                                                   ------            ------
INTEREST REVENUE
Interest and Fees on Loans.......................................  $4,125            $4,280
Interest on Deposits with Banks..................................     286               222
Interest on Federal Funds Sold and Securities
  Purchased Under Resale Agreements..............................   1,125               494
Interest and Dividends on Securities
    U. S. Treasury and Federal Agencies..........................      56                53
    State and Municipal..........................................      12                 1
    Other (Principally in offices outside the U.S.)..............     195               147
Interest on Trading Account Assets...............................     659               672
                                                                   ------            ------
      Total Interest Revenue.....................................  $6,458            $5,869
                                                                   ------            ------

INTEREST EXPENSE
Interest on Deposits.............................................  $2,470            $2,425
Interest on Securities Sold, Not Yet Purchased...................      63                45
Interest on Other Borrowed Money.................................   1,259             1,029
Interest on Long-Term Debt and Subordinated Capital Notes........     581               523
                                                                   ------            ------
    Total Interest Expense.......................................  $4,373            $4,022
                                                                   ------            ------

NET INTEREST REVENUE.............................................  $2,085            $1,847
                                                                   ------            ------

PROVISION FOR CREDIT LOSSES......................................  $  415            $  689
                                                                   ------            ------

NET INTEREST REVENUE AFTER PROVISION FOR
 CREDIT LOSSES...................................................  $1,670            $1,158
                                                                   ------            ------

FEES, COMMISSIONS AND OTHER REVENUE
Fees and Commissions.............................................  $1,259            $1,213
Trading Account..................................................       5               217
Foreign Exchange.................................................      66               240
Securities Transactions..........................................      50                16
Other Revenue....................................................     396               352
                                                                   ------            ------
    Total Fees, Commissions and Other Revenue....................  $1,776            $2,038
                                                                   ------            ------

OTHER OPERATING EXPENSE
Salaries.........................................................  $  954            $  913
Staff Benefits...................................................     283               265
                                                                   ------            ------
    Total Staff Expense..........................................  $1,237            $1,178
Net Premises and Equipment Expense...............................     390               396
Other Expense....................................................     820               952
                                                                   ------            ------
    Total Other Operating Expense................................  $2,447            $2,526
                                                                   ------            ------

INCOME BEFORE TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES..  $  999            $  670
Income Taxes.....................................................     390               300
                                                                   ------            ------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES............  $  609            $  370

Cumulative Effect of Accounting Changes (A)......................     (56)              300
                                                                   ------            ------

NET INCOME.......................................................  $  553            $  670
                                                                   ======            ======

INCOME APPLICABLE TO COMMON STOCK................................  $  466            $  595
                                                                   ======            ======

EARNINGS PER SHARE:
ON COMMON AND COMMON EQUIVALENT SHARES
Income Before Cumulative Effect of Accounting Changes............   $1.24            $ 0.71
Cumulative Effect of Accounting Changes (A)......................   (0.13)             0.67
                                                                   ------            ------
Net Income.......................................................   $1.11            $ 1.38
                                                                   ======            ======

ASSUMING FULL DILUTION
Income Before Cumulative Effect of Accounting Changes............   $1.12            $ 0.67
Cumulative Effect of Accounting Changes (A)......................   (0.11)             0.57
                                                                   ------            ------
Net Income.......................................................   $1.01            $ 1.24
                                                                   ======             ======

(A) First quarter 1994 includes the cumulative effect of adopting SFAS No. 112, "Employers' Accounting for Postemployment Benefits," as of January 1, 1994. The 1993 results include the cumulative effect of adopting SFAS No. 109, "Accounting for Income Taxes," as of January 1, 1993.

- --------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET                             CITICORP and Subsidiaries

                                                                1994      1993(A)
(In Millions of Dollars)                                       Mar. 31    Dec. 31
                                                              --------   --------
ASSETS
Cash and Due from Banks.....................................  $  5,705   $  4,836
Deposits at Interest with Banks.............................     7,221      6,749
Securities (B):
    Held to Maturity........................................     7,292      5,637
    Available for Sale......................................     9,876      8,705
    Venture Capital.........................................     1,522      1,489
Trading Account Assets (C)..................................    42,688     23,783
Federal Funds Sold and Securities Purchased Under
    Resale Agreements.......................................    10,108      7,339
Loans, Net
    Consumer................................................  $ 82,654   $ 84,354
    Commercial (B)..........................................    54,619     54,613
                                                              --------   --------
    Loans, Net of Unearned Income...........................  $137,273   $138,967
    Allowance for Credit Losses.............................    (4,472)    (4,379)
                                                              --------   --------
      Total Loans, Net......................................  $132,801   $134,588
Customers' Acceptance Liability.............................  $  1,368   $  1,512
Premises and Equipment, Net.................................     3,811      3,842
Interest and Fees Receivable................................     2,603      2,552
Other Assets................................................    16,101     15,542
                                                              --------   --------
TOTAL.......................................................  $241,096   $216,574
                                                              ========   ========
LIABILITIES
Non-Interest-Bearing Deposits in U.S. Offices...............  $ 13,925   $ 13,442
Interest-Bearing Deposits in U.S. Offices...................    37,905     38,347
Non-Interest-Bearing Deposits in Offices Outside the U.S....     7,191      6,644
Interest-Bearing Deposits in Offices Outside the U.S........    93,977     86,656
                                                              --------   --------
       Total Deposits.......................................  $152,998   $145,089
Trading Account Liabilities (C).............................    21,767      5,478
Purchased Funds and Other Borrowings........................    17,527     16,777
Acceptances Outstanding.....................................     1,386      1,531
Accrued Taxes and Other Expenses............................     6,290      6,452
Other Liabilities...........................................     9,364      9,134
Long-Term Debt..............................................    15,265     16,010
Subordinated Capital Notes..................................     1,750      2,150
STOCKHOLDERS' EQUITY
Preferred Stock (Without par value).........................  $  3,887   $  3,887
Common Stock ($1.00 par value)..............................       415        412
  Issued Shares:  414,575,066 and 412,017,300, respectively
Surplus.....................................................     3,973      3,898
Retained Earnings...........................................     7,195      6,729
Net Unrealized Gains - Securities Available for Sale (B)....       227          -
Foreign Currency Translation................................      (557)      (580)
Common Stock in Treasury, at Cost...........................      (391)      (393)
                                                              --------   --------
  Shares:  25,295,038 and 25,527,133, respectively
    Total Stockholders' Equity..............................  $ 14,749   $ 13,953
                                                              --------   --------
TOTAL.......................................................  $241,096   $216,574
                                                              ========   ========

(A) Reclassified to conform to latest quarter's presentation.
(B) Balances at March 31, 1994 reflect the effect of adopting SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," including the reclassification of "Brady Bonds" from Commercial Loans to Held to Maturity and Available for Sale Securities. See page 38 and footnote D on page 51 for additional discussion.
(C) Trading Account Assets and Trading Account Liabilities at March 31, 1994 include approximately $14.7 billion pursuant to the adoption of FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," effective January 1, 1994. See page 38.

- --------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CHANGES IN                   CITICORP and Subsidiaries
STOCKHOLDERS' EQUITY

                                                                                          Three Months
                                                                                       -----------------
(In Millions of Dollars)                                                                 1994      1993
                                                                                       -------   -------
Balance at Beginning of Period.......................................................  $13,953   $11,181
Adoption of SFAS No. 115, Net Unrealized Gain on Securities Available for Sale (A)...      365         -
Issuance of Common Stock Under Various
 Staff Benefit Plans (Net of Amortization),
 the Dividend Reinvestment Plan, and
 the Conversion of Convertible Notes.................................................       78        96
Net Income...........................................................................      553       670
Cash Dividends Declared:
  Preferred.........................................................................       (87)      (73)
Change in Net Unrealized Gain on Securities Available for Sale.......................     (138)        -
Foreign Currency Translation.........................................................       23       (11)
Treasury Stock Transactions at Cost..................................................        2         -
                                                                                       -------   -------
Balance at End of Period.............................................................  $14,749   $11,863
                                                                                       =======   =======

(A)   See page 38.
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                               CITICORP and Subsidiaries
                                                                                                      Three Months
                                                                                               -------------------------
(In Millions of Dollars)                                                                         1994            1993(A)
                                                                                               --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income...................................................................................  $    553         $    670
                                                                                               --------         --------
Adjustments to Reconcile Net Income to Net Cash Provided By (Used In) Operating Activities:
  Provision for Credit Losses................................................................  $    415         $    689
  Depreciation and Amortization of Premises and Equipment....................................       135              139
  Amortization of Goodwill...................................................................        12               17
  Provision for Deferred Taxes...............................................................      (329)              25
  Cumulative Effect of Accounting Change.....................................................        56             (300)
  Venture Capital Activity...................................................................       (33)             (69)
  (Gain) on Sale of Securities...............................................................       (50)             (16)
  Net (Gain) on the Sale of Subsidiaries and Affiliates......................................         -              (89)
  Changes in Accruals and Other, Net.........................................................      (437)           1,065
  Net (Increase) in Trading Account Assets...................................................   (18,905)          (2,287)
  Net Increase in Trading Account Liabilities................................................    16,289              264
                                                                                               --------         --------
Total Adjustments............................................................................  $ (2,847)        $   (562)
                                                                                               --------         --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES..........................................  $ (2,294)        $    108
                                                                                               --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net (Increase) in Deposits at Interest with Banks..........................................  $   (472)        $   (789)
SECURITIES - HELD TO MATURITY
  Purchases..................................................................................    (4,745)          (4,343)
  Maturities.................................................................................     4,523            4,702
SECURITIES - AVAILABLE FOR SALE
  Purchases..................................................................................    (4,213)          (3,284)
  Proceeds from Sales........................................................................     2,423            2,235
  Maturities.................................................................................     1,368            1,394
Net (Increase) in Federal Funds Sold and Securities
 Purchased Under Resale Agreements...........................................................    (2,769)          (2,918)
Net (Increase) in Loans......................................................................   (24,036)         (21,928)
Proceeds from Sales of Loans and Credit Card Receivables.....................................    23,449           21,335
Capital Expenditures on Premises and Equipment...............................................      (303)            (184)
Proceeds from Sales of Premises and Equipment................................................       131               47
Proceeds from Sales of Subsidiaries and Affiliates...........................................         -              148
Proceeds from Sales of Other Real Estate Owned (OREO)........................................       336              422
                                                                                               --------         --------
NET CASH (USED IN) INVESTING ACTIVITIES......................................................  $ (4,308)        $ (3,163)
                                                                                               --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Increase in Deposits...................................................................  $  7,909         $  1,824
  Net Increase in Federal Funds Purchased and Securities Sold
   Under Repurchase Agreements...............................................................     1,084              822
  Proceeds from Issuance of Commercial Paper and Funds Borrowed with
   Original Maturities of Less Than One Year.................................................    82,178           89,617
  Repayment of Commercial Paper and Funds Borrowed with
   Original Maturities of Less Than One Year.................................................   (82,307)         (89,049)
  Proceeds from Issuance of Long-Term Debt...................................................       359            1,240
  Repayment of Long-Term Debt................................................................    (1,726)          (1,347)
  Proceeds from Issuance of Common Stock.....................................................        67               95
  Dividends Paid.............................................................................       (86)             (73)
                                                                                               --------         --------
NET CASH PROVIDED BY FINANCING ACTIVITIES....................................................  $  7,478         $  3,129
                                                                                               --------         --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND DUE FROM BANKS...................................  $     (7)        $    (48)
                                                                                               --------         --------
Net Increase in Cash and Due from Banks......................................................  $    869         $     26
Cash and Due from Banks at Beginning of Period...............................................     4,836            5,138
                                                                                               --------         --------
CASH AND DUE FROM BANKS AT END OF PERIOD.....................................................  $  5,705         $  5,164
                                                                                               ========         ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period for:
  Interest...................................................................................  $  3,988         $  3,456
  Income Taxes...............................................................................  $    428         $    212
NON-CASH INVESTING ACTIVITIES
Transfer from Loans to OREO..................................................................  $    297         $    859

- --------------------------------------------------------------------------------
(A) Reclassified to conform to latest quarter's presentation.

- --------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET                       CITIBANK, N.A. and Subsidiaries

                                                               1994        1993
                                                             --------   ---------
(In Millions of Dollars)                                      Mar. 31   Dec. 31(A)
ASSETS
Cash and Due from Banks....................................  $  4,663    $  4,005
Deposits at Interest with Banks............................     7,339       7,137
Securities (B):
  Held to Maturity.........................................     3,923       2,927
  Available for Sale.......................................     8,701       7,670
  Venture Capital..........................................       903         842
Trading Account Assets (C).................................    38,412      20,786
Federal Funds Sold and Securities Purchased Under
Resale Agreements..........................................     6,457       4,392
Loans, Net of Unearned Income (B)..........................  $108,889    $109,459
  Allowance for Credit Losses..............................    (3,578)     (3,471)
                                                             --------    --------
  Total Loans, Net.........................................  $105,311    $105,988
Customers' Acceptance Liability............................     1,368       1,512
Premises and Equipment, Net................................     3,039       2,973
Interest and Fees Receivable...............................     1,877       1,803
Other Assets...............................................     9,894       9,107
                                                             --------    --------

TOTAL......................................................  $191,887    $169,142
                                                             ========    ========

LIABILITIES
Non-Interest-Bearing Deposits in U.S. Offices..............  $ 11,041    $ 10,207
Interest-Bearing Deposits in U.S. Offices..................    23,093      23,077
Non-Interest-Bearing Deposits in Offices Outside the U.S...     6,855       6,439
Interest-Bearing Deposits in Offices Outside the U.S.......    88,762      83,239
                                                             --------    --------
  Total Deposits...........................................  $129,751    $122,962
Trading Account Liabilities (C)............................    21,074       4,509
Purchased Funds and Other Borrowings.......................    11,059      11,742
Acceptances Outstanding....................................     1,386       1,530
Accrued Taxes and Other Expenses...........................     3,929       3,740
Other Liabilities..........................................     5,226       5,722
Long-Term Debt.............................................     3,088       3,089
Subordinated Notes.........................................     4,700       4,700

STOCKHOLDER'S EQUITY
Capital Stock ($20.00 par).................................  $    751    $    751
Outstanding Shares:  37,534,553 in each period
Surplus....................................................     5,928       5,912
Retained Earnings..........................................     5,452       5,146
Net Unrealized Gains - Securities
  Available for Sale (B)...................................       191           -
Foreign Currency Translation...............................      (648)       (661)
                                                             --------    --------
  Total Stockholder's Equity...............................  $ 11,674    $ 11,148
                                                             --------    --------

TOTAL......................................................  $191,887    $169,142
                                                             ========    ========

(A) Reclassified to conform to latest quarter's presentation.
(B) Balances at March 31, 1994 reflect the effect of adopting SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," including the reclassification of "Brady Bonds" from Commercial Loans to Held to Maturity and Available for Sale Securities. See page 38 and footnote D on page 51 for additional discussion.
(C) Trading Account Assets and Trading Account Liabilities at March 31, 1994 include approximately $14.7 billion pursuant to the adoption of FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," effective January 1, 1994. See page 38.

- --------------------------------------------------------------------------------
CALCULATION OF NET INCOME PER SHARE

                                                                       Three Months Ended                 Three Months Ended
                                                                         March 31, 1994                     March 31, 1993
                                                              ---------------------------------   ---------------------------------
                                                                   On Common                           On Common
                                                                  and Common      Assuming Full       and Common      Assuming Full
(In Millions Except Per Share Amounts)                        Equivalent Shares      Dilution     Equivalent Shares      Dilution
                                                              -----------------   -------------   -----------------   -------------
INCOME APPLICABLE TO COMMON STOCK
  Income Applicable to Common Stock Before
  Cumulative Effect of Accounting Changes..................         $  522             $  522              $  295          $  295
  Dividends on Conversion Preferred Stock, Series 15.......             24                 24                  23              23
  Dividends on Convertible Preferred Stock, Series 12
   and Series 13...........................................              -                 34                   -              34
                                                                    ------             ------              ------          -------
  a. Income Applicable to Common Stock Before
      Cumulative Effect of Accounting Changes, Adjusted....         $  546             $  580              $  318          $  352
  b. Cumulative Effect of Accounting Changes...............            (56)               (56)                300             300
                                                                    ------             ------              ------          ------
TOTAL......................................................         $  490             $  524              $  618          $  652
                                                                    ======             ======              ======          ======

SHARES
Weighted-Average Common Shares Outstanding (A).............          388.2              388.2               370.2           370.2
Common Equivalent Shares:
 Conversion Preferred Stock, Series 15.....................           42.8               45.6                69.2            69.2
 Other (B).................................................            9.0                9.0                 8.1            11.1
Convertible Preferred Stock, Series 12 and Series 13.......              -               73.0                   -            73.0
Convertible Notes..........................................              -                  -                   -              .1

Book Value Shares Issuable Under Stock Option and
 the Executive Incentive Compensation Plans................            1.9                1.9                 2.4             2.4
                                                                    ------             ------              ------          ------
 c. Total Shares...........................................          441.9              517.7               449.9           526.0
                                                                    ======             ======              ======          ======

EARNINGS PER SHARE

A/C INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING
    CHANGES................................................         $ 1.24             $ 1.12              $  .71          $  .67
b/c Cumulative Effect of Accounting Changes................           (.13)              (.11)                .67             .57
                                                                    ------             ------              ------          ------
NET INCOME.................................................         $ 1.11             $ 1.01              $ 1.38          $ 1.24
                                                                    ======             ======              ======          ======

(A) Includes book value shares of 1.1 million in the first quarter of 1994 and
    1.2 million in the first quarter of 1993.
(B) Other Common Equivalent Shares represent shares issuable under the Executive Incentive Compensation Plan and the dilutive effect of market value shares issuable under Stock Option, Stock Incentive and Stock Purchase Plans computed using the treasury stock method.
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
AVERAGE BALANCES AND INTEREST RATES
(Taxable Equivalent Basis) (A) (B)

                                                           First Quarter 1994
                                                           ------------------
                                                                                %
                                                                   Average   Average
(In Millions of Dollars)                                 Volume    Interest    Rate
                                                        --------   --------  -------
INTEREST REVENUE
LOANS (NET OF UNEARNED INCOME) (C)
Consumer Loans
In U.S. Offices....................................     $ 43,527    $1,067     9.94
In Offices Outside the U.S. (D)....................       40,094     1,242    12.56
                                                        --------    ------
  TOTAL CONSUMER LOANS.............................     $ 83,621    $2,309    11.20
                                                        --------    ------
Commercial Loans
In U.S. Offices
  Commercial and Industrial.........................    $  9,903    $  180     7.37
  Mortgage and Real Estate..........................       7,318        93     5.15
  Loans to Financial Institutions...................         427         3     2.85
  Lease Financing...................................       3,513        60     6.93
In Offices Outside the U.S. (D).....................      33,217     1,480    18.07
                                                        --------    ------
  TOTAL COMMERCIAL LOANS...........................     $ 54,378    $1,816    13.54
                                                        --------    ------
  TOTAL LOANS......................................     $137,999    $4,125    12.12
                                                        --------    ------
FUNDS SOLD AND RESALE AGREEMENTS
In U.S. Offices....................................     $ 17,044    $  127     3.02
In Offices Outside the U.S. (D)....................        2,767       998   146.28
                                                        --------    ------
   TOTAL...........................................     $ 19,811    $1,125    23.03
                                                        --------    ------
SECURITIES
HELD TO MATURITY
In U.S. Offices
  U. S. Treasury and Federal Agencies..............     $  1,760    $   24     5.53
  State and Municipal..............................            -         -        -
  Other............................................           53         1     7.65
In Offices Outside the U.S. (principally local
 government issues) (D) (E)........................        3,342        49     5.95
                                                        --------    ------
   TOTAL...........................................     $  5,155    $   74     5.82
                                                        --------    ------
AVAILABLE FOR SALE
In U.S. Offices
  US. Treasury and Federal Agencies................     $  1,830    $   24     5.32
  State and Municipal..............................          876        12     5.56
  Other (D)........................................          727        10     5.58
In Offices Outside the U.S. (D) (E)................        6,233       135     8.78
                                                        --------    ------
   TOTAL...........................................     $  9,666    $  181     7.59
                                                        --------    ------
VENTURE CAPITAL
In U.S. Offices....................................     $  1,287    $    6     1.89
In Offices Outside the U.S.........................          206         3     5.91
                                                        --------    ------
   TOTAL...........................................     $  1,493    $    9     2.44
                                                        --------    ------
   TOTAL SECURITIES................................     $ 16,314    $  264     6.56
                                                        --------    ------
Trading Account Assets
In U.S. Offices....................................     $ 14,419    $  194     5.46
In Offices Outside the U.S. (D)....................       12,140       466    15.57
                                                        --------    ------
   TOTAL...........................................     $ 26,559    $  660    10.08
                                                        --------    ------
Interest-Bearing Deposits (principally in offices
 outside the U.S.) (C) (D).........................     $ 10,161    $  286    11.42
                                                        --------    ------
Total Interest-Earning Assets......................     $210,844    $6,460    12.43
                                                                    ======
Non-Interest-Earning Assets (F)....................       42,328
                                                        --------
TOTAL ASSETS.......................................     $253,172
                                                        ========

(A) The Taxable Equivalent Adjustment is based on the U.S. Federal Statutory Tax Rate.
(B) Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(C) Loans and interest-bearing deposits in the table above include cash-basis loans and cash-basis bank placements, respectively.
(D) Average rates in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain Latin American countries.
(E) Prior quarters' amounts and rates have been reclassified to conform to latest quarter's presentation.
(F) Gross unrealized gains and losses on off-balance sheet trading positions related to the adoption of FASB Interpretation No. 39 in the first quarter 1994 are reported in non-interest-earning assets and liabilities, respectively.

- --------------------------------------------------------------------------------
AVERAGE BALANCES AND INTEREST RATES (CONTINUED)        CITICORP and Subsidiaries
(Taxable Equivalent Basis) (A) (B)

                                                             Fourth Quarter 1993              First Quarter 1993
                                                         -----------------------------   ---------------------------
                                                                                    %                             %
                                                         Average               Average    Average            Average
                                                         Volume      Interest     Rate     Volume  Interest     Rate
                                                         --------    --------  -------   --------  --------  -------
INTEREST REVENUE
LOANS (NET OF UNEARNED INCOME) (C)
Consumer Loans
In U.S. Offices....................................      $ 44,165      $1,102     9.90   $ 45,913    $1,092     9.65
In Offices Outside the U.S. (D)....................        38,246       1,193    12.38     35,825     1,198    13.56
                                                         --------      ------            --------    ------
  TOTAL CONSUMER LOANS.............................      $ 82,411      $2,295    11.05   $ 81,738    $2,290    11.36
                                                         --------      ------            --------    ------
Commercial Loans
In U.S. Offices
  Commercial and Industrial.........................     $ 10,095      $  174     6.84   $ 10,774    $  156     5.87
  Mortgage and Real Estate..........................        7,953         100     4.99      9,075       105     4.69
  Loans to Financial Institutions...................          459           3     2.59        423         1     0.96
  Lease Financing...................................        3,528          51     5.74      3,520        67     7.72
In Offices Outside the U.S. (D).....................       34,911       1,455    16.54     34,552     1,663    19.52
                                                         --------      ------            --------    ------
  TOTAL COMMERCIAL LOANS...........................      $ 56,946      $1,783    12.42   $ 58,344    $1,992    13.85
                                                         --------      ------            --------    ------
  TOTAL LOANS......................................      $139,357      $4,078    11.61   $140,082    $4,282    12.40
                                                         --------      ------            --------    ------
FUNDS SOLD AND RESALE AGREEMENTS
In U.S. Offices....................................      $ 13,580      $  100     2.92   $ 10,800    $   82     3.08
In Offices Outside the U.S. (D)....................         1,999         960   190.53      1,871       412    89.30
                                                         --------      ------            --------    ------
   TOTAL...........................................      $ 15,579      $1,060    26.99   $ 12,671    $  494    15.81
                                                         --------      ------            --------    ------
SECURITIES
HELD TO MATURITY
In U.S. Offices
  U. S. Treasury and Federal Agencies..............      $  2,213      $   19     3.41   $  1,954    $   21     4.36
  State and Municipal..............................             -           -        -          -         -        -
  Other............................................           200           4     7.93        132         3     9.22
In Offices Outside the U.S. (principally local
 government issues) (D) (E)........................         1,804          43     9.46      2,187        51     9.46
                                                         --------      ------            --------    ------
   TOTAL...........................................      $  4,217      $   66     6.21   $  4,273    $   75     7.12
                                                         --------      ------            --------    ------
AVAILABLE FOR SALE
In U.S. Offices
  US. Treasury and Federal Agencies................      $  1,719      $   28     6.46   $  1,671    $   29     7.04
  State and Municipal..............................           483           8     6.57         13         -     7.80
  Other (D)........................................           506           7     5.49        488         6     4.99
In Offices Outside the U.S. (D) (E)................         5,856         133     9.01      4,349        86     8.02
                                                         --------      ------            --------    ------
   TOTAL...........................................      $  8,564      $  176     8.15   $  6,521    $  121     7.53
                                                         --------      ------            --------    ------
VENTURE CAPITAL
In U.S. Offices....................................      $  1,217      $    2     0.65   $  1,120    $    4     1.45
In Offices Outside the U.S.........................           212           1     1.87        219         2     3.70
                                                         --------      ------            --------    ------
   TOTAL...........................................      $  1,429      $    3     0.83   $  1,339    $    6     1.82
                                                         --------      ------            --------    ------
   TOTAL SECURITIES................................      $ 14,210      $  245     6.84   $ 12,133    $  202     6.75
                                                         --------      ------            --------    ------
Trading Account Assets
In U.S. Offices....................................      $ 13,135      $  170     5.13   $ 14,071    $  185     5.33
In Offices Outside the U.S. (D)....................        10,799         483    17.74      9,084       488    21.79
                                                         --------      ------            --------    ------
   TOTAL...........................................      $ 23,934      $  653    10.82   $ 23,155    $  673    11.79
                                                         --------      ------            --------    ------
Interest-Bearing Deposits (principally in offices
 outside the U.S.) (C) (D).........................      $  9,511      $  223     9.30   $  8,300    $  222    10.85
                                                         --------      ------            --------    ------
Total Interest-Earning Assets......................      $202,591      $6,259    12.26   $196,341    $5,873    12.13
                                                                       ------                        ------
Non-Interest-Earning Assets (F)....................        30,215                          28,254
                                                         --------                        --------
TOTAL ASSETS.......................................      $232,806                        $224,595
                                                         ========                        ========

(A) The Taxable Equivalent Adjustment is based on the U.S. Federal Statutory Tax Rate.
(B) Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(C) Loans and interest-bearing deposits in the table above include cash-basis loans and cash-basis bank placements, respectively.
(D) Average rates in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain Latin American countries.
(E) Prior quarters' amounts and rates have been reclassified to conform to latest quarter's presentation.
(F) Gross unrealized gains and losses on off-balance sheet trading positions related to the adoption of FASB Interpretation No. 39 in the first quarter 1994 are reported in non-interest-earning assets and liabilities, respectively.

- --------------------------------------------------------------------------------
AVERAGE BALANCES AND INTEREST RATES (CONTINUED)

(Taxable Equivalent Basis) (A) (B)                      First Quarter 1994
                                                        ------------------
                                                                           %
                                                    Average             Average
(In Millions of Dollars)                             Volume  Interest     Rate
                                                   --------  --------   -------
INTEREST EXPENSE
DEPOSITS

In U.S. Offices

 Savings Deposits (C)............................  $ 26,374    $  116     1.78
 Negotiable Certificates of Deposit..............       944        10     4.30
 Other Time Deposits.............................    10,693       163     6.18
                                                   --------    ------
  Total U.S. Interest-Bearing Deposits...........  $ 38,011    $  289     3.08
In Offices Outside the U.S. (D)..................    94,516     2,181     9.36
                                                   --------    ------
  TOTAL..........................................  $132,527    $2,470     7.56
                                                   --------    ------
TRADING ACCOUNT LIABILITIES

In U.S. Offices..................................  $  3,449    $   44     5.17
In Offices Outside the U.S. (D)..................     1,755        19     4.39
                                                   --------    ------
  TOTAL..........................................  $  5,204    $   63     4.91
                                                   --------    ------
FUNDS BORROWED

In U.S. Offices
 Purchased Funds and Other Borrowings
  Federal Funds Purchased and Securities
   Sold Under Agreements to Repurchase...........  $ 21,757    $  164     3.06
  Commercial Paper...............................     1,596        14     3.56
  Other Purchased Funds..........................     2,551        78    12.40
 Long-Term Debt, Convertible Notes and
  Subordinated Capital Notes.....................    14,934       197     5.35
                                                   --------    ------
   Total in U.S. Offices.........................  $ 40,838    $  453     4.50
In Offices Outside the U.S. (D)..................    10,021     1,387    56.13
                                                   --------    ------
   TOTAL.........................................  $ 50,859    $1,840    14.67
                                                   --------    ------
Total Interest-Bearing Liabilities...............  $188,590    $4,373     9.40
                                                               ------
Demand Deposits in U.S. Offices..................    12,728
Other Non-Interest-Bearing Liabilities (E).......    37,405
Total Stockholders' Equity.......................    14,449
                                                   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......  $253,172
                                                   ========

NET INTEREST REVENUE AS A PERCENTAGE OF
 AVERAGE INTEREST-EARNING ASSETS.................              $2,087     4.01
                                                               ======

(A) The Taxable Equivalent Adjustment is based on the U.S. Federal Statutory Tax Rate.
(B) Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(C) Savings Deposits consist of Insured Money Market Rate accounts, NOW accounts and other Savings Deposits.
(D) Average rates in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain Latin American countries.
(E) Gross unrealized gains and losses on off-balance sheet trading positions related to the adoption of FASB Interpretation No. 39 in the first quarter of 1994 are reported in non-interest-earning assets and liabilities, respectively.

- --------------------------------------------------------------------------------
AVERAGE BALANCES AND INTEREST RATES (CONTINUED)        CITICORP and Subsidiaries

(Taxable Equivalent Basis) (A) (B)                      Fourth Quarter 1993                First Quarter 1993
                                                    ---------------------------       ---------------------------
                                                                             %                                  %
                                                     Average            Average        Average            Average
(In Millions of Dollars)                              Volume  Interest     Rate         Volume  Interest     Rate
                                                    --------  --------  -------       --------  --------  -------
INTEREST EXPENSE
DEPOSITS

In U.S. Offices

 Savings Deposits (C)............................   $ 26,310   $   120     1.81       $ 26,699   $   133     2.02
 Negotiable Certificates of Deposit..............      1,170        15     5.09          1,655        27     6.62
 Other Time Deposits.............................     11,109       157     5.61         14,204       202     5.77
                                                    --------   -------                --------   -------
  Total U.S. Interest-Bearing Deposits...........   $ 38,589   $   292     3.00       $ 42,558   $   362     3.45
In Offices Outside the U.S. (D)..................     92,437     2,290     9.83         86,076     2,063     9.72
                                                    --------   -------                --------   -------
  TOTAL..........................................   $131,026   $ 2,582     7.82       $128,634   $ 2,425     7.65
                                                    --------   -------                --------   -------
TRADING ACCOUNT LIABILITIES

In U.S. Offices..................................   $  2,482   $    33     5.27       $  1,882   $    28     6.03
In Offices Outside the U.S. (D)..................      1,476        22     5.91          1,314        17     5.25
                                                    --------   -------                --------   -------
  TOTAL..........................................   $  3,958   $    55     5.51       $  3,196   $    45     5.71
                                                    --------   -------                --------   -------
FUNDS BORROWED

In U.S. Offices
 Purchased Funds and Other Borrowings
  Federal Funds Purchased and Securities
   Sold Under Agreements to Repurchase...........   $ 18,527   $   148     3.17       $ 16,615   $   129     3.15
  Commercial Paper...............................        762         7     3.64            760         6     3.20
  Other Purchased Funds..........................      1,986        75    14.98          2,133        83    15.78
 Long-Term Debt, Convertible Notes and
  Subordinated Capital Notes.....................     15,077       206     5.42         17,179       272     6.42
                                                    --------   -------                --------   -------
   Total in U.S. Offices.........................   $ 36,352   $   436     4.76       $ 36,687   $   490     5.42
In Offices Outside the U.S. (D)..................      8,824     1,174    52.78          9,573     1,062    44.99
                                                    --------   -------                --------   -------
   TOTAL.........................................   $ 45,176   $ 1,610    14.14       $ 46,260   $ 1,552    13.61
                                                    --------   -------                --------   -------
Total Interest-Bearing Liabilities...............   $180,160   $ 4,247     9.35       $178,090   $ 4,022     9.16
                                                               -------                           -------
Demand Deposits in U.S. Offices..................     12,619                            11,625
Other Non-Interest-Bearing Liabilities (E).......     26,412                            23,304
Total Stockholders' Equity.......................     13,615                            11,576
                                                    --------                          --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......   $232,806                          $224,595
                                                    ========                          ========

NET INTEREST REVENUE AS A PERCENTAGE OF
 AVERAGE INTEREST-EARNING ASSETS.................              $ 2,012     3.94                  $ 1,851     3.82
                                                               =======                           =======

(A) The Taxable Equivalent Adjustment is based on the U.S. Federal Statutory Tax Rate.
(B) Interest rates and amounts included the effects of hedge and risk management activities associated with the respective asset and liability categories.
(C) Savings Deposits consist of Insured Money Market Rate accounts, NOW accounts and other Savings Deposits.
(D) Average rates in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain Latin American countries.
(E) Gross unrealized gains and losses on off-balance sheet trading positions related to the adoption of FASB Interpretation No. 39 in the first quarter of 1994 are reported in non-interest-earning assets and liabilities, respectively.

- --------------------------------------------------------------------------------
DETAILS OF CREDIT LOSS EXPERIENCE
- --------------------------------------------------------------------------------

                                                   1994                    1993
                                                 --------  --------------------------------------
(In Millions of Dollars)                         1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr.  1st Qtr.
                                                 --------  --------  --------  --------  --------
ALLOWANCE FOR CREDIT LOSSES
AT BEGINNING OF PERIOD.........................   $4,379    $4,260    $4,090    $4,033    $3,859
                                                  ------    ------    ------    ------    ------

ADDITIONS

Provision for Credit Losses....................   $  415    $  571    $  625    $  715    $  689

DEDUCTIONS

GROSS CREDIT LOSSES
CONSUMER
In U.S. Offices................................   $  288    $  307    $  320    $  324    $  294
In Offices Outside the U.S.....................      132       141       118       126       119

COMMERCIAL
In U.S. Offices................................       55        73        88       160       160
In Offices Outside the U.S. (A)................       33        92        77       201        77
                                                  ------    ------    ------    ------    ------
                                                  $  508    $  613    $  603    $  811    $  650
                                                  ------    ------    ------    ------    ------

CREDIT RECOVERIES
CONSUMER
In U.S. Offices................................   $   59    $   59    $   51    $   51    $   46
In Offices Outside the U.S.....................       33        38        31        32        31
COMMERCIAL
In U.S. Offices................................       28        30        37        27         8
In Offices Outside the U.S.....................       73        51        33        42        51
                                                  ------    ------    ------    ------    ------
                                                  $  193    $  178    $  152    $  152    $  136
                                                  ------    ------    ------    ------    ------

NET CREDIT LOSSES
In U.S. Offices................................      256    $  291    $  320    $  406    $  400
In Offices Outside the U.S.....................       59       144       131       253       114
                                                  ------    ------    ------    ------    ------
                                                  $  315    $  435    $  451    $  659    $  514
                                                  ------    ------    ------    ------    ------

OTHER, NET (B).................................       (7)      (17)       (4)        1        (1)
                                                  ------    ------    ------    ------    ------

ALLOWANCE FOR CREDIT LOSSES
AT END OF PERIOD...............................   $4,472    $4,379    $4,260    $4,090    $4,033
                                                  ======    ======    ======    ======    ======

Allowance for Credit Losses as a
Percentage of Period-End Loans.................     3.26%     3.15%     3.05%     2.94%     2.92%

Net Consumer Credit Losses.....................   $  328    $  351    $  356    $  367    $  336
                                                  ------    ------    ------    ------    ------
  As a Percentage of Average
  Consumer Loans...............................     1.59%     1.69%     1.75%     1.82%     1.67%
                                                  ------    ------    ------    ------    ------

Net Commercial Credit Losses (Recoveries) (A)..   $  (13)   $   84    $   95    $  292    $  178
                                                  ------    ------    ------    ------    ------
  As a Percentage of Average
  Commercial Loans.............................       NM      0.59%     0.66%     2.02%     1.24%

- --------------------------------------------------------------------------------

(A) Second quarter 1993 amounts include $152 million of country write-offs related to Brazilian medium- and long-term outstandings.
(B) Principally reflects transfer relating to reserves for anticipated losses on portfolios of consumer receivables that have been sold with recourse.
NM  Not meaningful as recoveries result in a negative percentage.

- --------------------------------------------------------------------------------
CASH-BASIS, RENEGOTIATED AND PAST DUE LOANS (A)
- --------------------------------------------------------------------------------

                                                   Mar. 31  Dec. 31  Mar. 31
(In Millions of Dollars)                              1994     1993     1993
                                                   -------  -------  -------
COMMERCIAL CASH-BASIS LOANS
In U.S. Offices (B)..............................   $1,673   $1,744   $2,873
In Offices Outside the U.S., Excluding
 Refinancing Countries (B).......................      680      730      987
In Refinancing Countries (C).....................      991    1,041    1,242
                                                    ------   ------   ------

TOTAL COMMERCIAL CASH-BASIS LOANS................   $3,344   $3,515   $5,102
                                                    ======   ======   ======

COMMERCIAL RENEGOTIATED LOANS (B)(D)
In U.S. Offices..................................   $  320   $  641   $   82
In Offices Outside the U.S.......................       64       67       54
                                                    ------   ------   ------

TOTAL COMMERCIAL RENEGOTIATED LOANS..............   $  384   $  708   $  136
                                                    ======   ======   ======

CONSUMER LOANS ON WHICH ACCRUAL OF INTEREST
 HAS BEEN SUSPENDED
In U.S. Offices..................................   $1,900   $1,915   $2,190
In Offices Outside the U.S.......................    1,004      948      923
                                                    ------   ------   ------

TOTAL CONSUMER LOANS ON WHICH ACCRUAL
 OF INTEREST HAS BEEN SUSPENDED..................   $2,904   $2,863   $3,113
                                                    ======   ======   ======

ACCRUING LOANS 90 OR MORE DAYS DELINQUENT (E)
In U.S. Offices..................................   $  482   $  635   $  598
In Offices Outside the U.S.......................      407      421      381
                                                    ------   ------   ------

TOTAL ACCRUING LOANS 90 OR MORE DAYS DELINQUENT..   $  889   $1,056   $  979
                                                    ======   ======   ======

(A) Loan commitments and standby letters of credit to North America Commercial Real Estate borrowers or projects experiencing financial difficulties are not included in this table. Refer to detailed discussion on page 17.
(B) Refer to detailed discussion of cash-basis and renegotiated commercial loans on page 13.
(C) Refer to detailed discussion of Refinancing Portfolio on page 20.
(D) Not included in these amounts are holdings of Brady Bonds issued by the governments of Nigeria and the Philippines. The Nigerian debt is reported in Securities Available for Sale commencing in 1994 at a carrying value of $54 million, which reflects the market value of the debt (face amount of $130 million which was previously reported as a Loan). The carrying value (at cost) of the Philippine debt, which is reported in Securities Held to Maturity commencing in 1994, was $38 million at March 31, 1994 (market value of $27 million). The principal on these Brady Bonds is secured by zero coupon U.S. Treasury securities which will have a value at maturity equal to the face amount of the bonds. The fair value of this collateral at March 31, 1994 was approximately $17 million and $6 million for the Nigeria and the Philippine debt, respectively.
(E) Includes consumer loans of $738 million, $802 million and $811 million at March 31, 1994, December 31, 1993 and March 31, 1993, respectively. Refer to detailed discussion of Consumer Loan Portfolio on page 11.

- --------------------------------------------------------------------------------
OTHER REAL ESTATE OWNED (OREO)
- --------------------------------------------------------------------------------

                                                     Mar. 31  Dec. 31  Mar. 31
(In Millions of Dollars)                              1994     1993     1993
                                                     -------  -------  -------

Consumer..........................................   $1,247   $1,212   $1,314
Commercial:
  North America Real Estate.......................   $2,130   $2,332   $3,032
  Other...........................................      468      464      689
                                                     ------   ------  -------
  Total Commercial................................   $2,598   $2,796   $3,721
Total OREO........................................   $3,845   $4,008   $5,035
                                                     ======   ======  =======

- --------------------------------------------------------------------------------
SECURITIES
- --------------------------------------------------------------------------------

Effective January 1, 1994, Citicorp adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." See page 38 for Adoption of New Accounting Standards.


(In Millions of Dollars)                                            March 31, 1994                December 31, 1993(A)
                                                      ------------------------------------------  --------------------
                                                                   Gross       Gross
                                                      Amortized  Unrealized  Unrealized   Fair    Amortized       Fair
                                                        Cost       Gains       Losses     Value      Cost        Value
                                                      ---------  ----------  ----------  -------  ---------     -------
SECURITIES - HELD TO MATURITY (B), (C)
U.S. Treasury and Federal Agency....................   $ 4,393      $ 17        $ 17     $ 4,393   $ 3,781      $ 3,808
State and Municipal.................................         -         -           -           -         9           10
Foreign Government (D)..............................     2,557        10         438       2,129     1,314        1,310
U.S. Corporate......................................        36         -           1          35        45           45
Other Debt Securities (D)...........................       306         1           5         302       488          493
                                                       -------      ----        ----     -------   -------      -------
  Total Debt Securities.............................   $ 7,292      $ 28        $461     $ 6,859   $ 5,637      $ 5,666
                                                       =======      ====        ====     =======   =======      =======

SECURITIES - AVAILABLE FOR SALE (C), (E), (F), (G)
U.S. Treasury and Federal Agency....................   $ 2,114      $ 93        $ 40     $ 2,167   $ 2,095      $ 2,190
State and Municipal.................................     1,131        65          46       1,150       695          704
Foreign Government (D)..............................     3,855       254         104       4,005     3,278        3,391
U.S. Corporate......................................       285         -          15         270       192          185
Other Debt Securities...............................     1,086        25          14       1,097     1,431        1,473
                                                       -------      ----        ----     -------   -------      -------
  Total Debt Securities.............................   $ 8,471      $437        $219     $ 8,689   $ 7,691      $ 7,943
Equity Securities (H)...............................     1,053       143           9       1,187     1,014        1,145
                                                       -------      ----        ----     -------   -------      -------
                                                       $ 9,524      $580        $228     $ 9,876   $ 8,705      $ 9,088
                                                       =======      ====        ====     =======   =======      =======
FAIR VALUE (I)
Venture Capital.....................................     1,522         -           -       1,522     1,489        1,489
                                                       -------      ----        ----     -------   -------      -------
                                                       $18,338      $608        $689     $18,257   $15,831      $16,243
                                                       =======      ====        ====     =======   =======      =======

(A) At December 31, 1993, gross unrealized gains and gross unrealized losses on securities held to maturity totaled $45 million and $16 million, respectively and gross unrealized gains and gross unrealized losses on securities available for sale totaled $427 million and $44 million, respectively.
(B) For the three months ended March 31, 1994 and 1993, cash proceeds from maturities of debt securities held to maturity totaled $4.5 billion and $4.7 billion, respectively. There were no sales of debt securities held to maturity.
(C) Included in Federal Agency and U.S. Corporate Securities available for sale are mortgage-backed securities with an amortized cost of $773 million and fair value of $770 million, respectively, at March 31, 1994. Gross unrealized gains were $7 million and gross unrealized losses were $10 million at March 31, 1994. Included in Federal Agency and U.S. Corporate Securities held to maturity are mortgage-backed securities with an amortized cost of $895 million and a fair value of $877 million. Gross unrealized gains and gross unrealized losses for these securities were zero and $18 million, respectively.
(D) Certain debt of foreign countries meets the technical definition in SFAS No. 115 of a "security" and, accordingly, was reclassified on January 1, 1994 from Loans to Securities and is accounted for according to the provisions of SFAS No. 115. Included in Foreign Government securities held to maturity are such securities with an amortized cost and fair value of $1,430 million and $1,002 million, respectively, at March 31, 1994. Gross unrealized losses for these securities were $428 million. Included in Other Debt Securities held to maturity are such securities with an amortized cost of $65 million and fair value of $60 million, respectively, at March 31, 1994. Included in Foreign Government securities available for sale are such securities with an amortized cost and fair value of $177 million and $290 million, respectively, at March 31, 1994. Gross unrealized gains and gross unrealized losses for these securities were $180 million and $67 million, respectively.
(E) At March 31, 1994, available for sale securities are carried at their fair values with net unrealized gains and losses separately reported in stockholders' equity according to the provisions of SFAS No. 115. At December 31, 1993, available for sale securities were carried at the lower of aggregate amortized cost or fair value.
(F) Cash proceeds from sales and maturities of available-for-sale securities totaled $3.8 billion during the first quarter of 1994 and $3.6 billion during the first quarter of 1993. Of these amounts, sales of debt securities available for sale totaled $2.3 billion during the first quarter of 1994 and $2.2 billion during the first quarter of 1993. For the three months ended March 31, 1994 and 1993, gross realized gains on sales of securities available for sale totaled $62 million and $17 million, respectively, of which $28 million and $16 million related to debt securities available for sale for 1994 and 1993, respectively. For the three months ended March 31, 1994 and 1993, gross realized losses on sales of securities available for sale totaled $12 million and $1 million for 1994 and 1993, respectively, which related to debt securities in 1994 and equity securities in 1993.
(G) Not included in the table above are securities available for sale held by equity-method affiliates at fair value. At March 31, 1994 the amortized cost and fair value of these securities were $955 million and $973 million, respectively. The unrealized gains and unrealized losses related to those securities were $33 million and $15 million, respectively, and are included in the net unrealized gains-securities available for sale in stockholders' equity at March 31, 1994.
(H) Equity securities available for sale includes certain non-marketable equity securities which are excluded from the scope of SFAS No. 115 and are therefore carried at cost. At March 31, 1994, the carrying amount of those securities was $739 million (which is reported in both the amortized cost and fair value columns above) and the fair value was $774 million.
(I) For the three months ended March 31, 1994, net gains on investments held by venture capital subsidiaries totaled $79 million, of which $77 million and $23 million represented gross unrealized gains and gross unrealized losses, respectively. For the three months ended March 31, 1993, net gains on investments held by venture capital subsidiaries totaled $54 million, of which $81 million and $30 million represented gross unrealized gains and gross unrealized losses, respectively.

- --------------------------------------------------------------------------------
LONG-TERM DEBT
- --------------------------------------------------------------------------------

(With original maturities of more than one year) (A)
(In Millions of Dollars)                                    Maturity Distributions at March 31, 1994
PARENT COMPANY (B)
Due in 1994...............................................    $ 1,418
Due in 1995...............................................      1,677
Due in 1996...............................................      1,254
Due in 1997...............................................        632
Due in 1998...............................................      1,233
Due in 1999-2003..........................................      2,686
Due in 2004-2008..........................................      1,531
Due in 2009 and Thereafter................................        794
                                                              -------
                                                              $11,225
                                                              =======
SUBSIDIARIES
Due in 1994...............................................    $   585
Due in 1995...............................................        774
Due in 1996...............................................      1,370
Due in 1997...............................................        283
Due in 1998...............................................        315
Due in 1999-2003..........................................        496
Due in 2004-2008..........................................        167
Due in 2009 and Thereafter................................         50
                                                              -------
                                                              $ 4,040
                                                              -------
Total.....................................................    $15,265
                                                              =======

(A) Maturity distribution is based upon contractual maturities or earlier dates at which debt is repayable at the option of the holder, due to required mandatory sinking fund payments or due to call notices issued.
(B) Maturity distribution includes $19 million of redeemable preferred stock.
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

                        FORM 10-Q CROSS-REFERENCE INDEX


This document serves both as an analytical review for analysts, stockholders and other interested persons and as the quarterly report filed on Form 10-Q with the Securities and Exchange Commission.



PART I  FINANCIAL INFORMATION                                                        PAGE
                                                                                     ----
        Item 1 -  Financial Statements

                  Financial Statements, Schedules and Statistics

                  Consolidated Statement of Operations for the Three Months Ended
                  MARCH 31, 1994 AND 1993..........................................    39

                  Consolidated Balance Sheet as of
                  MARCH 31, 1994, AND DECEMBER 31, 1993............................    40

                  Consolidated Statement of Cash Flows for the Three Months Ended
                  MARCH 31, 1994 AND MARCH 31, 1993................................    42

                  Calculation of Net Income Per Share..............................    44

        Item 2 -  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..............................  3-38

PART II  OTHER INFORMATION

        Item 6 -  Exhibits and Reports on Form 8-K.................................    54

     Signatures   .................................................................    55

In the opinion of the management of Citicorp, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the three months ended MARCH 31, 1994 AND 1993 have been included.
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

Item 6 -  Exhibits and Reports on Form 8-K
          --------------------------------

     a)    Exhibit 3.2   By-Laws of Citicorp (incorporated herein by reference
           to Exhibit 4.1 from Citicorp's Registration Statement on Form S-8, File No. 33-53261).

     b)    Exhibit 10.1   1994 Annual Incentive Plan for Selected Executive
           Officers.

     c)    Reports on Form 8-K.

           Citicorp filed a Form 8-K Current Report dated January 19, 1994 (Item
           5) which report included a summary of the consolidated operations of Citicorp for the year ended December 31, 1993 and (Item 7) the calculation of the ratio of income to fixed charges (Exhibit 12(a) thereto) and the calculation of the ratio of income to fixed charges including preferred stock dividends (Exhibit 12(b) thereto).

           Citicorp filed a Form 8-K Current Report dated April 21, 1994 (Item
           5) which report included a summary of the consolidated operations of Citicorp for the three month period ended March 31, 1994 and (Item 7) the calculation of the ratio of income to fixed charges (Exhibit 12(a) thereto) and the calculation of the ratio of income to fixed charges including preferred stock dividends (Exhibit 12(b) thereto).

- --------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             /S/ Thomas E. Jones
                             ------------------------------
                             Thomas E. Jones
                             Executive Vice President
                             A Principal Financial Officer



            CITICORP     By: /S/ George E. Seegers
            Registrant       ------------------------------
                             George E. Seegers
                             Assistant Secretary



Date:  May 16, 1994
- --------------------------------------------------------------------------------

55