Form 10-Q
period 1994-06-30
CITICORP
filed 1994-08-12
CIK 20405


CONTENTS                                                                                  PAGE

FINANCIAL HIGHLIGHTS........................................................               2
FINANCIAL SUMMARY...........................................................               3
BUSINESS DISCUSSION.........................................................               4
GLOBAL CONSUMER.............................................................               5
GLOBAL FINANCE..............................................................               7
NORTH AMERICA COMMERCIAL REAL ESTATE........................................               9
CROSS-BORDER REFINANCING PORTFOLIO..........................................              10
CORPORATE ITEMS.............................................................              11
CONSUMER LOAN PORTFOLIO DATA................................................              12
COMMERCIAL LOAN PORTFOLIO DATA
 - Cash-Basis and Renegotiated Commercial Loans.............................              14
 - Commercial Real Estate...................................................              16

CAPITAL, PRICE RISK, LIQUIDITY, DERIVATIVE AND FOREIGN EXCHANGE ACTIVITIES..              21

STATEMENT OF OPERATIONS ANALYSIS
 - Net Interest Revenue (Taxable Equivalent Basis)..........................              29
 - Provision and Allowance for Credit Losses................................              30
 - Fee and Commission Revenue...............................................              31
 - Revenues from Trading-Related Activities.................................              32
 - Securities Transactions..................................................              33
 - Other Revenue............................................................              33
 - Operating Expense........................................................              34
 - Income Taxes.............................................................              35
 - Effect of Credit Card Receivables Securitization.........................              36

FINANCIAL STATEMENTS
 - Consolidated Statement of Operations.....................................              37
 - Consolidated Balance Sheet...............................................              38
 - Consolidated Statement of Changes in Stockholders' Equity................              39
 - Consolidated Statement of Cash Flows.....................................              40

CITIBANK, N.A. CONSOLIDATED BALANCE SHEET...................................              41
CALCULATION OF NET INCOME PER SHARE.........................................              42
AVERAGE BALANCES AND INTEREST RATES.........................................              43

FINANCIAL STATISTICS
 - Details of Credit Loss Experience........................................              47
 - Cash-Basis, Renegotiated and Past Due Loans..............................              48
 - Other Real Estate Owned..................................................              48
 - Securities...............................................................              49
 - Cross-Border and Foreign Currency Outstandings...........................              50
 - Long-Term Debt...........................................................              50

FORM 10-Q...................................................................              51
FORM 10-Q CROSS-REFERENCE INDEX.............................................              52
SIGNATURES                                                                                55

FINANCIAL HIGHLIGHTS                                Second Quarter                        Year-To-Date
                                                 -------------------                  -------------------

EARNINGS (In Millions of Dollars)                    1994       1993                     1994       1993
                                                   ------     ------                    ------     ------
Net Income
  Before Accounting Changes....................    $  877     $  446                    $1,486     $  816
  After Accounting Changes (A).................       877        446                     1,430      1,116
PER SHARE
Net Income (B)
On Common and Common Equivalent Shares
  Before Accounting Changes....................    $ 1.83     $  .88                    $ 3.07     $ 1.59
  After Accounting Changes (A).................      1.83        .88                      2.94       2.26
Assuming Full Dilution
  Before Accounting Changes....................    $ 1.64     $  .82                    $ 2.77     $ 1.49
  After Accounting Changes (A).................      1.64        .82                      2.66       2.06
Common Stockholders' Equity (C)................    $29.54     $23.96                    $29.54     $23.96
RETURN ON ASSETS AND EQUITY
Return on Total Assets (D) (E)
  Before Accounting Changes....................      1.36%       .79%                     1.17%       .73%
  After Accounting Changes (A).................      1.36%       .79%                     1.15%       .86%
Return on Common Stockholders' Equity (C) (F)
  Before Accounting Changes....................      28.7%      16.9%                     24.5%      15.7%
  After Accounting Changes (A).................      28.7%      16.9%                     24.0%      19.2%
Return on Total Stockholders' Equity (C) (G)
  Before Accounting Changes....................      23.4%      14.8%                     20.3%      13.9%
  After Accounting Changes (A).................      23.4%      14.8%                     19.9%      16.5%
CAPITAL (In Billions of Dollars)
                                                  June 30    Mar. 31        Dec. 31   Sept. 30    June 30    Mar. 31
                                                     1994       1994           1993       1993       1993       1993
                                                   ------     ------         ------     ------     ------     ------
Tier 1.........................................    $ 15.0     $ 14.0         $ 13.4     $ 12.8     $ 11.8     $ 10.9
Tier 1 & 2.....................................      24.5       23.5           23.2       22.3       21.6       21.0
Tier 1 Ratio...................................      7.09%      6.86%          6.62%      6.17%      5.65%      5.23%
Tier 1 & 2 Ratio...............................     11.60%     11.55%         11.45%     10.72%     10.31%     10.01%
Common Equity as a % of Total Assets (C) (E)...      4.55%      4.51%          4.65%      4.29%      4.16%      3.98%
Total Equity as a % of Total Assets (C) (E)....      6.14%      6.12%          6.44%      6.05%      5.80%      5.46%

OPERATING MARGIN (In Millions of Dollars)
                                                 2nd Qtr.   1st Qtr.       4th Qtr.   3rd Qtr.   2nd Qtr.   1st Qtr.
                                                     1994       1994           1993       1993       1993       1993
                                                   ------     ------         ------     ------     ------     ------
Total Revenue..................................    $4,050     $3,861         $4,152     $4,070     $3,968     $3,885
Effect of Credit Card Securitization (H).......       264        268            292        303        328        359
Net Cost To Carry (I)..........................        31         29             43         54         72         83
Capital-Building Transactions..................      (117)       (23)            61         (9)        25        (75)
                                                   ------     ------         ------     ------     ------     ------
Adjusted Revenue...............................    $4,228     $4,135         $4,548     $4,418     $4,393     $4,252
                                                   ------     ------         ------     ------     ------     ------
Total Operating Expense........................    $2,456     $2,447         $3,021     $2,574     $2,494     $2,526
Net OREO Costs (J).............................        19        (28)             3        (67)       (66)      (115)
Restructuring Charges..........................         -          -           (425)         -          -          -
                                                   ------     ------         ------     ------     ------     ------
Adjusted Operating Expense.....................    $2,475     $2,419         $2,599     $2,507     $2,428     $2,411
                                                   ------     ------         ------     ------     ------     ------
OPERATING MARGIN...............................    $1,753     $1,716         $1,949     $1,911     $1,965     $1,841
Consumer Credit Costs (K)......................       585        614            651        665        708        716
Commercial Credit Costs (L)....................        73         60            126        233        297        380
                                                   ------     ------         ------     ------     ------     ------
OPERATING MARGIN LESS CREDIT COSTS.............    $1,095     $1,042         $1,172     $1,013     $  960     $  745
Additional Provision (M).......................        90         66            126        151        176        150
Capital-Building Transactions..................       117         23            (61)         9        (25)        75
Restructuring Charges..........................         -          -            425          -          -          -
                                                   ------     ------         ------     ------     ------     ------
INCOME BEFORE TAXES AND CUMULATIVE EFFECT OF
 ACCOUNTING CHANGES............................    $1,122     $  999         $  560     $  871     $  759     $  670
                                                   ======     ======         ======     ======     ======     ======

(A) Year-to-date amounts for 1994 and 1993 reflect the cumulative effect of adopting Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," as of January 1, 1994 and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as of January 1, 1993, respectively.
(B) Based on net income less preferred stock dividends, except where conversion is assumed. See page 42 for calculation of net income per share.
(C) The 1994 periods reflect the effect of adopting Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of January 1, 1994.
(D) Annualized net income as a percentage of average total assets.
(E) The 1994 periods reflect the effect of adopting FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," as of January 1, 1994.
(F) Annualized earnings applicable to common stock as a percentage of average common stockholders' equity.
(G) Annualized net income less redeemable preferred stock dividends as a percentage of average total stockholders' equity.
(H) For a description of the effect of credit card receivables securitization, see page 36.
(I) Principally the net cost to carry commercial cash-basis loans and Other
    Real Estate Owned (OREO).
(J) Principally net writedowns, net gains (losses) on sales and direct revenues and expenses related to OREO.
(K) Principally consumer net credit write-offs adjusted for the effect of credit card receivables securitization.
(L) Includes commercial net credit write-offs, net cost to carry and net OREO costs.
(M) Represents consumer and commercial (excluding refinancing portfolio) provision for credit losses above net write-offs. Additionally, second quarter and first quarter of 1994 reflect releases of $10 million and $34 million, respectively, related to the cross-border refinancing portfolio.

FINANCIAL SUMMARY

Citicorp reported net income of $877 million in the 1994 second quarter, compared with $446 million in the same 1993 quarter. Fully diluted earnings per common share of $1.64 compared with $0.82 in the year-earlier quarter.

In the first half of 1994, operating earnings were $1,486 million or $2.77 per common share on a fully diluted basis, compared with $816 million or $1.49 per fully diluted share in the first half of last year. Including the cumulative effect of adopting the new accounting standard for post-employment benefits, net income in the first half of 1994 was $1,430 million or $2.66 per fully diluted share. Net income in the first half of last year, including the cumulative effect of adopting the new accounting standard for income taxes, was $1,116 million or $2.06 per fully diluted share.

The results for the second quarter and first half of 1994 reflected continued credit cost improvement in North America commercial real estate and U.S. credit cards and solid earnings momentum in the Global Consumer businesses in the Emerging Economies, along with the recognition of $150 million of deferred tax benefits in the second quarter and after-tax net asset gains of $74 million and $88 million in the quarter and first half, respectively. Asset gains in the quarter included the recognition as other revenue of $173 million, which represents the fair value of interest bonds received in connection with the Brazil refinancing agreement concluded in the quarter, and recognition of $71 million as securities transaction gains from the sale of Brazilian interest bonds (face value $99 million) received in a previous refinancing, offset by writedowns of $157 million in the value of certain Latin American investments.

Revenues (adjusted for credit-related costs, the effect of credit card securitization and net asset gains) were $4.2 billion in the 1994 second quarter, up modestly from $4.1 billion in the 1994 first quarter, but below the 1993 second quarter's $4.4 billion. Securities trading and foreign exchange revenues in the second quarter and first half of 1994 amounted to $159 million and $230 million, respectively, down sharply from the $572 million and $1,029 million generated in the comparable 1993 periods. Excluding trading, revenues were $4.1 billion in the quarter and $8.1 billion in the first half, up 6% and 7%, respectively, from the same 1993 periods.

Operating expenses (excluding OREO costs) were $2.5 billion in the quarter, slightly higher than the $2.4 billion recorded in both the 1994 first quarter and 1993 second quarter. Operating expenses in the first half of 1994 were $4.9 billion, compared with $4.8 billion in the first half of 1993.

Credit loss reserves increased to a total of $4.9 billion at June 30, 1994, up from $4.5 billion at March 31, 1994 and $4.1 billion at June 30, 1993. The increase in the quarter included a credit recovery of $318 million arising from the receipt of Brazilian bonds in connection with the Brazil refinancing agreement and a $90 million provision in excess of other net credit losses. Citicorp no longer reports a separate portion of the reserves attributable to the refinancing portfolio, which is now combined with the commercial reserve.

Commercial cash-basis loans and OREO together declined in the quarter by $1.3 billion to $4.7 billion, including a reduction of $0.8 billion from the exchange of Brazilian loans for marketable securities. Commercial credit costs were $73 million in the quarter, up slightly from $60 million in the 1994 first quarter, but sharply below the $297 million in the 1993 second quarter. Consumer credit costs decreased in the quarter to $585 million from $614 million in the 1994 first quarter and $708 million in the 1993 second quarter.

Capital-building efforts continued, with total regulatory capital (Tier 1 and Tier 2) at June 30, 1994 reaching $24.5 billion or 11.60% of risk-adjusted assets, and the Tier 1 capital ratio increasing to 7.09% from 6.86% at the end of the 1994 first quarter. The comparable ratios a year ago were 10.31% and 5.65%, respectively.

BUSINESS DISCUSSION


The table below and the discussions that follow analyze Citicorp's results in the context of global business areas including its core business franchises of Global Consumer and Global Finance.


NET INCOME (LOSS)

                                                    2nd Qtr.  1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr. 1st Qtr.
(In Millions of Dollars)                              1994    1994(A)   1993(A)   1993(A)   1993(A)  1993(A)
                                                      ----     ----     -----     -----     -----     -----
Global Consumer (see page 5):
  North America, Europe and Japan..................   $250     $257     $  87     $ 218     $ 168     $ 149
  Emerging Economies...............................    161      170       142       130       128       142
                                                      ----     ----     -----     -----     -----     -----
Total Global Consumer (B)..........................   $411     $427     $ 229     $ 348     $ 296     $ 291
                                                      ----     ----     -----     -----     -----     -----

Global Finance (see page 7):
  North America, Europe and Japan..................   $102     $ 92     $ 188     $ 220     $ 235     $ 229
  Emerging Economies...............................    183      172       226       164       205       151
                                                      ----     ----     -----     -----     -----     -----
Total Global Finance (B)...........................   $285     $264     $ 414     $ 384     $ 440     $ 380
                                                      ----     ----     -----     -----     -----     -----

North America Commercial Real Estate (see page 9)..    (72)     (76)     (118)     (133)     (182)     (206)

Cross-Border Refinancing Portfolio (see page 10)...     53       48         8        25        12        37

Corporate Items (see page 11) (B)..................    200      (54)       42       (96)     (120)     (132)
                                                      ----     ----     -----     -----     -----     -----
                                                      $877     $609     $ 575     $ 528     $ 446     $ 370
Cumulative Effect of
  Accounting Changes (C)...........................      -      (56)       -         -         -        300
                                                      ----     ----     -----     -----     -----     -----

Total Citicorp.....................................   $877     $553     $ 575     $ 528     $ 446     $ 670
                                                      ====     ====     =====     =====     =====     =====

(A) Reclassified to conform to latest quarter's presentation.
(B) Global Consumer results reflect after-tax restructuring charges of $143 million in the fourth quarter of 1993, of which Global Consumer in North America, Europe and Japan accounted for $139 million. Global Finance results reflect after-tax restructuring charges of $95 million in the fourth quarter of 1993, of which Global Finance in North America, Europe and Japan accounted for $83 million. Corporate Items results reflect an after-tax amount of $16 million in the fourth quarter of 1993 related to restructuring charges.
(C) First quarter 1994 includes the cumulative effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," as of January 1, 1994. First quarter 1993 results include the cumulative effect of adopting SFAS No. 109, "Accounting for Income Taxes," as of January 1, 1993.

GLOBAL CONSUMER

Citicorp's Global Consumer business serves a full range of consumer financial needs worldwide through branch banking systems, card products and private banking activities.

                                                       Increase/(Decrease) vs.
                                                     ---------------------------
                                    2nd Qtr. Y-T-D   2nd Qtr.        Y-T-D
(In Millions of Dollars)              1994    1994   1993(A)   %    1993(A)   %
                                    -------- ------  -------- ---   -------  ---
Total Revenue......................  $2,484  $4,974   $ 135     6    $ 396     9
Operating Expense..................   1,512   3,005      25     2       91     3
Provision for Credit Losses........     361     739     (81)  (18)    (114)  (13)
                                     ------  ------   -----          -----
Income Before Taxes................  $  611  $1,230   $ 191    45    $ 419    52
Income Taxes.......................     200     392      76    61      168    75
                                     ------  ------   -----          -----
Net Income.........................  $  411  $  838   $ 115    39    $ 251    43
                                     ======  ======   =====          =====

Average Assets ($ Billions)........     103     103       4     4        4     4
Return on Assets (%)...............    1.60    1.64     .40     -      .44     -

ADJUSTED FOR CREDIT-RELATED ITEMS
Total Revenue (B)
 North America, Europe and Japan...  $2,137  $4,284   $ (24)   (1)   $  45     1
 Emerging Economies................     612   1,225      92    18      191    18
                                     ------  ------   -----          -----
 Total Global Consumer.............  $2,749  $5,509   $  68     3    $ 236     4
                                     ======  ======   =====          =====

Other Operating Expense (C)
 North America, Europe and Japan...  $1,159  $2,304   $ (18)   (2)   $  (3)    -
 Emerging Economies................     344     676      43    14       95    16
                                     ------  ------   -----          -----
 Total Global Consumer.............  $1,503  $2,980   $  25     2    $  92     3
                                     ======  ======   =====          =====

Credit Costs (D)
 North America, Europe and Japan...  $  545  $1,121   $(123)  (18)   $(228)  (17)
 Emerging Economies................      40      78       -     -        3     4
                                     ------  ------   -----          -----
 Total Global Consumer.............  $  585  $1,199   $(123)  (17)   $(225)  (16)
                                     ======  ======   =====          =====

(A) Reclassified to conform to latest quarter's presentation.
(B) Adjusted principally for the effect of credit card receivables securitization.
(C) Excludes net writedowns and net direct expenses related to OREO for certain real estate lending activities.
(D) Principally net credit write-offs adjusted for the effect of credit card receivables securitization.



The Global Consumer businesses earned $411 million in the second quarter and $838 million in the first half of 1994, compared with $296 million and $587 million, respectively, in the same 1993 periods. Earnings in the North America, Europe and Japan consumer businesses were $250 million for the quarter and $507 million for the first half, up $82 million and $190 million from the respective 1993 periods, as the U.S. credit card business continued to benefit from lower credit costs. Earnings in the Emerging Economies were $161 million and $331 million for the quarter and first half of 1994, respectively, up $33 million and $61 million from the comparable 1993 periods, as both the branch and cards businesses maintained solid revenue momentum.

Global Consumer revenues adjusted for certain credit-related items (principally the effect of credit card receivables securitization; see page 36 for a further description) were $2.7 billion in the quarter and $5.5 billion in the first half of 1994, representing growth of 3% over last year's second quarter and 4% over last year's first half.

Adjusted revenues in North America, Europe and Japan declined 1% in the quarter and increased a modest 1% in the first half of 1994 compared with the respective 1993 periods. Lower recourse-related costs of securitized mortgages, improved spreads in the European branches and higher fee revenues in European private banking activities were offset by the impact of competitive pricing strategies on U.S. credit card revenues and by asset reductions in the U.S. mortgage business. In the 1994 first half, a lower adjustment was required to reflect accelerated prepayments of securitized mortgages. Trends in interest rates and mortgage prepayment rates, as well as hedging actions employed, affect the results related to servicing assets that are subject to prepayment risk.

Adjusted revenues in the Emerging Economies grew 18% in both the second quarter and first half of 1994 from the comparable 1993 periods, reflecting increases in both net interest revenue and also fees and commissions. The revenue improvement was led by expansion in the Asia Pacific businesses, with Latin America also contributing double-digit growth.

Adjusted operating expenses rose 2% in the second quarter and 3% in the first six months compared with the respective 1993 periods. Cost containment efforts, particularly in the U.S. and Europe, served to balance continued business expansion efforts in the Emerging Economies and higher expenses related to account acquisitions in the U.S. credit card business.

Credit costs declined 17% from last year's second quarter and 16% from last year's first half, primarily reflecting continued improvement in the U.S. credit card portfolio, as well as lower net write-offs in the U.S. branch and mortgage businesses. These declines were partially offset by higher losses in the European branches, particularly Germany. Overall delinquencies in the Global Consumer businesses continued to improve as loans on the balance sheet that are past due 90 days or more fell to $3.4 billion at June 30, 1994 from $3.5 billion at March 31, 1994 and $3.8 billion at June 30, 1993. While the U.S. economy has improved, economic conditions in Europe remain weak. Credit costs, delinquencies and cash-basis loans improved from the 1994 first quarter and from a year ago, but could remain at relatively high levels in these regions with further increases to credit reserves possible. See the Consumer Loan Portfolio section on page 12 and the Provision and Allowance for Credit Losses section on page 30 for further analysis of the consumer portfolio.

Average assets increased $4 billion from the prior year's quarter as the Emerging Economies experienced volume growth of $5 billion or 21%, partially offset by the decline in the U.S. mortgage loan portfolio.

GLOBAL FINANCE


The Global Finance business serves corporations, financial institutions, governments and other participants in capital markets throughout the world. Excluded from Global Finance in North America, Europe and Japan is North America Commercial Real Estate, which includes the commercial real estate divisions in the U.S. and Canada and is discussed on page 9.

                                                         Increase/(Decrease) vs.
                                                       ---------------------------
                                    2nd Qtr.   Y-T-D   2nd Qtr.        Y-T-D
(In Millions of Dollars)              1994     1994     1993(A)  %    1993(A)   %
                                    --------  ------   -------- ---   -------  ---
Total Revenue......................  $1,240   $2,444    $(310)  (20)   $(552)  (18)
Operating Expense..................     796    1,581        -     -      (52)   (3)
Provision for Credit Losses........      21      (13)     (66)  (76)    (211)   nm
                                     ------   ------    -----          -----
Income Before Taxes................  $  423   $  876    $(244)  (37)   $(289)  (25)
Income Taxes.......................     138      327      (89)  (39)     (18)   (5)
                                     ------   ------    -----          -----
Net Income.........................  $  285   $  549    $(155)  (35)   $(271)  (33)
                                     ======   ======    =====          =====

Average Assets ($ Billions) (B)....     139      136       31    29       30    28
Return on Assets (%)...............     .82      .81     (.81)    -     (.75)    -

ADJUSTED FOR CREDIT-RELATED ITEMS
Total Revenue (C)
 North America, Europe and Japan...  $  702   $1,392    $(310)  (31)   $(564)  (29)
 Emerging Economies................     549    1,064       (3)   (1)     (13)   (1)
                                     ------   ------    -----          -----
 Total Global Finance..............  $1,251   $2,456    $(313)  (20)   $(577)  (19)
                                     ======   ======    =====          =====

Other Operating Expense (D)
 North America, Europe and Japan...  $  545   $1,082    $   5     1    $  25     2
 Emerging Economies................     279      540       19     7      (30)   (5)
                                     ------   ------    -----          -----
 Total Global Finance..............  $  824   $1,622    $  24     3    $  (5)    -
                                     ======   ======    =====          =====

Credit Costs (E)
 North America, Europe and Japan...  $  (15)  $  (61)   $ (53)   nm    $(153)   nm
 Emerging Economies................       7       (5)      (1)  (13)     (28)   nm
                                     ------   ------    -----          -----
 Total Global Finance..............  $   (8)  $  (66)   $ (54)   nm    $(181)   nm
                                     ======   ======    =====          =====

(A) Reclassified to conform to latest quarter's presentation.
(B) The 1994 periods reflect the implementation of FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts."
(C) After adding back the net cost to carry cash-basis loans and OREO.
(D) Excludes net writedowns and direct revenues and expenses related to OREO.
(E) Includes net write-offs (recoveries), the net cost to carry cash-basis loans and OREO, as well as net writedowns, net gains (losses) on sales and direct revenues and expenses related to OREO.
nm  Not meaningful as percentage equals or exceeds 100%.



Global Finance reported net income of $285 million in the second quarter and $549 million in the first half of 1994, compared with $440 million and $820 million in the comparable 1993 periods. Global Finance net income in North America, Europe and Japan was $102 million in the quarter and $194 million in the first half, compared with $235 million and $464 million in the prior year periods. Emerging Economies net income was $183 million in the second quarter and $355 million in the first half of 1994, compared with $205 million and $356 million in the year-ago periods. Global Finance earnings in the quarter and first half of 1994 reflected substantially lower revenues from trading-related activities in North America, Europe and Japan as well as in the Emerging Economies. The effect on earnings from lower trading-related activities was partially offset by credit improvements in North America and Europe and solid base business performance in the Emerging Economies.

Global Finance reported revenues of $1.2 billion in the quarter and $2.4 billion in the first half of 1994, compared with $1.6 billion and $3.0 billion in the year-ago periods. Global Finance revenues in North America, Europe and Japan were $0.7 billion in the quarter and $1.4 billion in the first half, compared with $1.0 billion and $1.9 billion in the prior-year periods. These results reflected lower revenues from trading-related activities. Global Finance Emerging Economies revenues were essentially unchanged from the 1993 second quarter and first half at $0.5 billion and $1.1 billion, respectively, on solid performance across businesses, which offset reductions in trading-related revenues.

Revenues from trading-related activities contributed $0.5 billion of Global Finance revenues in the second quarter and $0.8 billion in the first half, compared with $0.8 billion and $1.5 billion in the year-ago periods. Trading revenues from activities in the foreign exchange, securities trading and derivatives products businesses are reflected in foreign exchange and securities trading revenues but also include other amounts, principally net interest revenue. Though second quarter and first half revenues from trading-related activities reflected sustained customer demand for risk management products, including derivatives, rising interest rates and difficult market conditions adversely affected trading activities related to Citicorp's own account, particularly in the first quarter of 1994. See page 32 for a discussion of the income statement impact of trading activities and see page 26 for a further discussion of Derivative and Foreign Exchange Activities.

Operating expenses for the second quarter were essentially unchanged from the prior year quarter, but $52 million lower in the first half. The 1994 results primarily reflect cost containment measures in North America, Europe and Japan, offset by business expansion costs in the Emerging Economies, while the prior year included the previously reported charges related to the withdrawal from portfolio management activities in India.

On July 25, 1994, the Reserve Bank of India announced amounts which it would require certain foreign and domestic banks in India to pay pertaining to their involvement in securities-related activities in India as previously described in the 1993 Annual Report and Form 10-K. Citibank has been ordered to show cause why a total amount of approximately $16 million of refunded interest and penal interest should not be levied against it for alleged irregularities relating to such activities. As discussed in the 1993 Annual Report and Form 10-K, Citicorp does not expect any payment that may result from the Reserve Bank's action to have a material effect on Citicorp's results of operations.

The credit provision in the quarter was $21 million, while the six month period reflected a net recovery of $13 million, compared with net provisions of $87 million and $198 million in the year-ago periods. Global Finance businesses in North America, Europe and Japan recorded a net provision of $19 million in the quarter, while six month amounts reflected a net recovery of $28 million, partially offset by provision building of $24 million. The prior year's provisions reflected net write-offs of $31 million in the quarter and $61 million year-to-date and an additional provision of $51 million and $89 million, respectively. The Emerging Economies portfolio experienced net write-offs of $2 million in the second quarter and net recoveries of $9 million year-to-date, compared with net write-offs of $5 million and $11 million in the year-ago periods together with an addition to the provision of $37 million in the prior year's first quarter.

Average assets increased $31 billion from the prior year's quarter, reflecting the effect of implementing FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts." The Global Finance businesses in North America, Europe and Japan also reflected higher levels of federal funds sold and resale agreements, while the Emerging Economies businesses included loan portfolio growth.

NORTH AMERICA COMMERCIAL REAL ESTATE

                                                        Increase/(Decrease) vs.
                                                      --------------------------
                                    2nd Qtr.   Y-T-D  2nd Qtr.        Y-T-D
(In Millions of Dollars)              1994     1994    1993(A)  %    1993(A)  %
                                    --------  ------  -------- ---   ------- ---
Total Revenue......................   $  24    $  43   $  42    nm   $  85    nm
Operating Expense..................      33       93     (67)  (67)   (133)  (59)
Provision for Credit Losses........     101      207     (85)  (46)   (147)  (42)
                                      -----    -----   -----         -----
(Loss) Before Taxes................   $(110)   $(257)  $ 194    64   $ 365    59
Income Taxes.......................     (38)    (109)     84    69     125    53
                                      -----    -----   -----         -----
Net (Loss).........................   $ (72)   $(148)  $ 110    60   $ 240    62
                                      =====    =====   =====         =====

Average Assets ($ Billions)........       9        9      (3)  (25)     (4)  (31)

ADJUSTED FOR CREDIT-RELATED ITEMS
Total Revenue (B)..................      43       88       7    19      20    29
Total Operating Expense (C)........      33       68      (6)  (15)     (9)  (12)
Credit Costs (D)...................      82      201    (169)  (67)   (362)  (64)
Additional Provision (E)...........      38       76     (12)  (24)     26    52

(A) Reclassified to conform to latest quarter's presentation.
(B) After adding back the net cost to carry cash-basis loans and OREO.
(C) Excludes net writedowns and direct revenues and expenses related to OREO.
(D) Includes net write-offs, the net cost to carry cash-basis loans and OREO, as well as net writedowns, net gains (losses) on sales and direct revenues and expenses related to OREO.
(E) Represents provision for credit losses above net write-offs.
nm  Not meaningful, as percentage equals or exceeds 100%.



North America Commercial Real Estate, which comprises the commercial real estate divisions in the U.S. and Canada, reported a net loss of $72 million in the second quarter and $148 million in the first half of 1994, reflecting an improvement from net losses of $182 million and $388 million in the year-ago periods, primarily due to lower levels of credit costs.

Revenues benefited primarily from the lower net cost to carry cash-basis loans and OREO, while operating expenses included lower net OREO writedowns. The provision for credit losses was $101 million in the quarter and $207 in the first half, compared with $186 million and $354 million in the year-ago periods.

Cash-basis loans were $1.5 billion at June 30, 1994, down from $1.7 billion at March 31, 1994 and $2.5 billion a year ago. The OREO portfolio totaled $1.9 billion at June 30, 1994, down from $2.1 billion at March 31, 1994 and $2.8 billion a year ago. Although credit costs for 1994 are expected to decline from the prior year, cash-basis loans and OREO are expected to remain at relatively high levels with further additions to credit reserves possible.

See page 16 for further details with respect to the North America Commercial Real Estate Portfolio.

CROSS-BORDER REFINANCING PORTFOLIO

                                                    Increase/(Decrease) vs.
                                                  ----------------------------
                               2nd Qtr.   Y-T-D   2nd Qtr.        Y-T-D
(In Millions of Dollars)         1994     1994     1993(A)  %    1993(A)    %
                               --------  ------   -------- ----   -------  ---
Total Revenue................     $ 56    $ 84      $ 43     nm    $ 25     42
Operating Expense............        6      12        (1)   (14)    (1)     (8)
Provision for Credit Losses..      (11)    (46)      (11)     -     (45)    nm
                                  ----    ----      ----           ----
Income Before Taxes..........     $ 61    $118      $ 55     nm    $ 71     nm
Income Taxes.................        8      17        14     nm      19     nm
                                  ----    ----      ----           ----
Net Income...................     $ 53    $101      $ 41     nm    $ 52     nm
                                  ====    ====      ====           ====

Average Assets ($ Billions)..        3       3         -      -       -      -

(A) Reclassified to conform to latest quarter's presentation.
nm Not meaningful, as percentage equals or exceeds 100%.

Citicorp's cross-border refinancing portfolio activities resulted in net income of $53 million in the quarter and $101 million year-to-date compared with net income of $12 million and $49 million, respectively, in the corresponding periods in 1993. The results included $47 million and $69 million of Brazil interest on medium- and long-term outstandings recognized during the quarter and the first six months of 1994, respectively, compared with $6 million and $48 million in the corresponding periods a year ago. The results also included releases from the allowance for credit losses of $10 million and $34 million in the second and first quarters of 1994.

Citicorp's medium- and long-term claims on third parties in the refinancing portfolio at June 30, 1994 totaled $3.6 billion, comprising $2.8 billion and $0.8 billion classified as Securities and Loans, respectively. Refer to footnote D on page 49 for additional discussion related to amounts classified as securities.

The $3.6 billion of medium- and long-term claims at June 30, 1994 was up from $3.1 billion at March 31, 1994 and $3.0 billion at June 30, 1993. The increase during the quarter is primarily attributable to new money investments in Brazil and the recognition of fair value of securities received in connection with the Brazil refinancing, as described below.

On April 15, 1994, the Government of Brazil completed its external-debt refinancing package covering essentially all of its medium- and long-term commercial bank debt. Citicorp exchanged approximately $2.7 billion in face value of Brazilian debt (which had a carrying value of $818 million) and a new money investment of $221 million for a combination of debt securities with a market value of $1.4 billion. Upon receipt of the bonds, Citicorp recorded a credit recovery of $318 million to the commercial loan loss reserve in recognition of their fair value, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Citicorp also recognized as other revenue (included as a capital-building transaction in Corporate Items) an amount of $173 million which represented the fair value of past-due interest bonds received in connection with the refinancing.

The terms of the instruments received and the impact of the exchange on the weighted average interest rates and maturities of the portfolio were described in detail in the Citicorp First Quarter 1994 Report on Form 10Q on pages 20 and 21.

Citicorp's refinancing portfolio outstandings on a cash basis were $0.2 billion at June 30, 1994, down from $1.0 billion at March 31, 1994 and $1.1 billion at June 30, 1993. The reduction in the quarter resulted from the exchange of Brazilian loans for marketable securities, pursuant to the Brazil refinancing completed in the quarter.

CORPORATE ITEMS

                                                   Increase/(Decrease) vs.
                                                 ---------------------------
                              2nd Qtr.   Y-T-D   2nd Qtr.        Y-T-D
(In Millions of Dollars)        1994     1994     1993(A)  %    1993(A)   %
                              --------  ------   -------- ---   -------  ---
Total Revenue........          $246      $366     $ 172    nm    $ 104    40
Operating Expense....           109       212         5     5      (22)   (9)
                               ----      ----     -----          -----
Income Before Taxes..          $137      $154     $ 167    nm    $ 126    nm
Income Taxes.........           (63)        8      (153)   nm     (272)  (97)
                               ----      ----     -----          -----
Net Income...........          $200      $146     $ 320    nm    $ 398    nm
                               ====      ====     =====          =====

(A)  Reclassified to conform to latest quarter's presentation.
nm   Not Meaningful as percentage equals or exceeds 100%.


Corporate Items consists of unallocated corporate costs and other corporate items, including net gains related to capital-building transactions and the offset created by attributing income taxes to business activities on a local
tax-rate basis.    The prior year results included a net loss of $6 million for the quarter and $12 million for the first half attributable to the U.S. market data services business of Quotron, which was sold in the first quarter of 1994.

Corporate Items reported net income of $200 million in the quarter and $146 million in the first half, compared with a net loss of $120 million in the second quarter of 1993 and a net loss of $252 million in the first half of 1993. The Corporate Items results included net gains from capital-building transactions of $74 million ($117 million before taxes) for the quarter and $88 million ($140 million before taxes) for the first half, compared with a net loss of $14 million ($25 million net loss before taxes) for the prior-year quarter and $27 million net gain ($50 million before taxes) for the first half of 1993. Corporate Items results for the second quarter and the first half of 1994 also included a $150 million tax benefit related to a reduction of the deferred tax asset valuation allowance following a reassessment of the expected level and mix of future earnings.

Excluding capital-building transactions and the deferred tax benefit referred to above, Corporate Items had a net loss of $24 million in the second quarter and $92 million in the first half of 1994, compared with a net loss of $106 million and a net loss of $279 million for the comparable periods in 1993. The improvement in earnings in both the second quarter and first half of 1994 compared with the respective 1993 periods is primarily attributable to a lower income tax offset created as a result of income taxes attributed to business activities on a local tax-rate basis.

CONSUMER LOAN PORTFOLIO DATA


The consumer loan category represents loans managed by Citicorp's Global Consumer business. Consumer loans are generally written off not later than a predetermined number of days past due on a contractual basis, with the number of days set at an appropriate level according to loan product and country.

The following table summarizes delinquencies in the on-balance sheet consumer loan portfolio and in the total serviced mortgage portfolio in terms of both the dollar amount of loans 90 days past due and as a percentage of total loans. In addition, delinquencies in the serviced mortgage portfolio are shown by number of loans and as a percentage of the total number of loans serviced.


CONSUMER LOAN DELINQUENCY INFORMATION

                                                June 30          Mar. 31    Dec. 31   Sept. 30    June 30    Mar. 31
                                                 1994             1994       1993       1993       1993       1993
                                      ------------------------   -------    -------   --------    -------    -------
                                                      90 Days
(Dollars in Billions)                 Total Loans (A) Past Due                    90 Days Past Due
                                      --------------- --------   ---------------------------------------------------
U.S Mortgages Held...................    $   16.1     $   0.6    $   0.7    $   0.7    $   0.7    $   0.8    $   0.9
    Ratio............................                     3.9%       4.0%       3.8%       4.0%       4.0%       4.5%

Consumer Loans Other Than
 U.S. Mortgages......................        68.8         2.3        2.3        2.4        2.5        2.5        2.5
    Ratio............................                     3.3%       3.6%       3.6%       3.9%       4.0%       4.2%

U.S. Mortgages Purchased Under
 Recourse Provisions (B).............         0.6         0.5        0.5        0.5        0.5        0.5        0.5
                                         --------     -------    -------    -------    -------    -------    -------

Total Consumer Loans.................    $   85.5     $   3.4    $   3.5    $   3.6    $   3.7    $   3.8    $   3.9
                                         ========     =======    =======    =======    =======    =======    =======
    Ratio............................                     4.0%       4.3%       4.2%       4.5%       4.7%       4.8%

Total Dollar Amount of Conventional
 First Mortgages Serviced (C)........    $   35.9     $   1.6    $   1.7    $   1.7    $   1.7    $   1.8    $   1.8
    Ratio............................                     4.5%       4.6%       4.4%       4.3%       4.1%       4.0%

Total Number of Conventional First
 Mortgages Serviced (C)..............     359,372      12,136     12,655     12,649     12,832     12,781     13,205
    Ratio............................                     3.4%       3.4%       3.3%       3.2%       3.0%       2.9%

(A) Loan amounts are net of unearned income.
(B) Mortgages were delinquent 90 days or more when purchased under recourse provision of mortgage sales.
(C) Includes both owned and sold mortgages.

At June 30, 1994, consumer loans on the balance sheet that were delinquent 90 days or more declined to $3.4 billion from $3.5 billion at March 31, 1994 and $3.8 billion at June 30, 1993. The ratio of delinquent loans to total loans was down to 4.0% from 4.3% at March 31, 1994 as total consumer loans grew $2.9 billion during the quarter. The increase in consumer loans in the quarter resulted from higher held U.S. credit cards, a continuation of volume growth in the Emerging Economies and the impact of recent foreign exchange trends on the portfolio in Europe; these increases more than offset the continuing decline in the held U.S. mortgage portfolio. Since June 30, 1993, consumer loans delinquent 90 days or more have declined $0.4 billion and the ratio has fallen 0.7%, reflecting lower delinquencies in U.S. credit cards and mortgages, partially offset by higher delinquencies in Europe, primarily Germany.

The $0.2 billion improvement in U.S. mortgage delinquencies since June 30, 1993 reflects collection efforts and transfers to OREO. The total dollar amount and number of serviced U.S. conventional first mortgages that were delinquent have declined $0.2 billion and 645 loans since the second quarter of last year. The related delinquency ratios for the serviced portfolio, however, increased, as refinancings and other repayments exceeded new originations.

Recourse provisions of certain U.S. mortgage sales arrangements allow Citicorp the option of purchasing delinquent mortgages underlying the pass-through securities to take advantage of lower funding costs when market interest rates fall below the coupon rate required to be paid to the security holder. Mortgages purchased under such recourse provisions were $0.6 billion at June 30, 1994, unchanged from the prior quarter-end.

Citicorp's policy for suspending the accrual of interest on consumer loans varies depending on the terms, security and credit loss experience characteristics of each product, and in consideration of write-off criteria in place. At June 30, 1994, interest accrual had been suspended on $1,142 million of U.S. mortgages and $1,671 million of other consumer loans. The corresponding amounts at March 31, 1994 and June 30, 1993 were $1,215 million and $1,269 million, respectively, of U.S. mortgages and $1,689 million and $1,833 million, respectively, of other consumer loans.

Other consumer loans included $4.2 billion and $2.1 billion of commercial real estate loans related to community and private banking activities conducted by Global Consumer businesses in the U.S. and outside the U.S., respectively. At June 30, 1994, the U.S. portfolios included $378 million of loans on which the accrual of interest had been suspended, primarily in New York and California. The commercial real estate portfolio outside the U.S. included $68 million of loans on which the accrual of interest had been suspended, primarily in Europe.

Consumer loans delinquent 90 days or more on which interest continued to be accrued, primarily loans in Germany and U.S. credit card receivables, were $691 million at June 30, 1994, compared with $738 million at March 31, 1994 and $780 million at June 30, 1993. The majority of these loans are automatically written off upon reaching a predetermined number of days past due on a contractual basis. Consumer OREO totaled $1,194 million at June 30, 1994, $1,247 million at March 31, 1994 and $1,312 million at June 30, 1993.

While the U.S. economy is improving, economic conditions in Europe remain weak. Credit costs, delinquencies and loans on which the accrual of interest is suspended in these regions, as well as OREO in the U.S., could remain at relatively high levels with further increases in credit reserves possible.

COMMERCIAL LOAN PORTFOLIO DATA
CASH-BASIS AND RENEGOTIATED COMMERCIAL LOANS

When it is determined as a result of evaluation procedures that the payment of interest or principal on a commercial loan is doubtful of collection, the loan is placed on a cash (non-accrual) basis. Where interest or principal is past due for 90 days or more, the loan is placed on a cash basis except where the loan is well secured and in the process of collection. Any interest accrued on a loan placed on cash-basis is reversed and charged against current earnings. Interest on cash-basis loans is thereafter included in earnings only to the extent actually received in cash. Where there is doubt regarding the ultimate collectibility of the loan principal, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the recorded investment in the loan. Cash-basis loans are returned to accrual status when all contractual principal and interest amounts are reasonably assured of repayment and there is a sustained period of repayment performance in accordance with the contractual terms. Renegotiated loans are those loans where a concession has been granted as a result of the borrower's inability to meet the original terms.

CASH-BASIS AND RENEGOTIATED COMMERCIAL LOANS
                                                 June 30  Mar. 31  Dec. 31  Sept. 30  June 30  Mar. 31
(In Millions of Dollars)                            1994     1994     1993      1993     1993     1993
                                                 -------  -------  -------  --------  -------  -------
CASH-BASIS LOANS:
North America Commercial Real Estate...........   $1,495   $1,654   $1,719    $2,138   $2,474   $2,593
Global Finance.................................      581      699      755     1,063    1,346    1,267
                                                  ------   ------   ------    ------   ------   ------
   Total (excluding Cross-Border Refinancing)..   $2,076   $2,353   $2,474    $3,201   $3,820   $3,860
Cross-Border Refinancing.......................      165      991    1,041     1,068    1,082    1,242
                                                  ------   ------   ------    ------   ------   ------

TOTAL CASH-BASIS COMMERCIAL LOANS..............   $2,241   $3,344   $3,515    $4,269   $4,902   $5,102
                                                  ======   ======   ======    ======   ======   ======

RENEGOTIATED LOANS.............................   $  417   $  384   $  708    $  377   $  147   $  136
                                                  ======   ======   ======    ======   ======   ======


Total cash-basis commercial loans were $2.2 billion at June 30, 1994, down $1.1 billion from March 31, 1994 and down $2.7 billion from $4.9 billion at June 30, 1993. Cash-basis loans in the cross-border refinancing portfolio of $0.2 billion at June 30, 1994, declined $826 million from March 31, 1994 and $917 million from June 30, 1993. The reduction in the second quarter reflects the exchange of $818 million of Brazilian outstandings for securities (held in the available for sale portfolio) pursuant to the refinancing agreement completed in the quarter.

Commercial cash-basis loans, excluding those in the cross-border refinancing portfolio, were $2.1 billion at June 30, 1994, down from $2.4 billion at March 31, 1994 and $3.8 billion at June 30, 1993. Global Finance cash-basis loans were $0.6 billion at June 30, 1994, down $0.1 billion from March 31, 1994 and $0.8 billion from June 30, 1993, principally reflecting transfers to accrual as well as repayments. The North America Commercial Real Estate portfolio, including cash-basis loans, is discussed on page 16.

Renegotiated loans increased $33 million in the quarter and $270 million from the year-ago quarter, primarily reflecting restructuring activities in the North America Commercial Real Estate Portfolio.

CASH-BASIS COMMERCIAL LOAN ACTIVITY (A)

                             2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.   1st Qtr.
 (In Billions of Dollars)      1994       1994       1993       1993       1993       1993
                             --------   --------   --------   --------   --------   --------
Beginning Balance.........     $ 2.4      $ 2.5      $ 3.2      $ 3.8      $ 3.9      $ 4.1
New Cash-Basis Loans......       0.3        0.3        0.3        0.4        0.6        0.5
Payments/Loans Returned
 to Accrual Status........      (0.3)      (0.3)      (0.8)      (0.7)      (0.4)      (0.2)
Gross Write-offs (B)......      (0.1)      (0.1)      (0.1)      (0.2)      (0.2)      (0.1)
Transfers to OREO.........      (0.2)         -       (0.1)      (0.1)      (0.1)      (0.4)
                               -----      -----      -----      -----      -----      -----
Ending Balance............     $ 2.1      $ 2.4      $ 2.5      $ 3.2      $ 3.8      $ 3.9
                               =====      =====      =====      =====      =====      =====

(A) Excludes cash-basis cross-border refinancing loans.
(B) Excludes write-offs on OREO, letters of credit and swaps.


The net decrease in cash-basis loans in the quarter, excluding those in the cross-border refinancing portfolio, resulted primarily from payments and returns to accrual of $0.3 billion and also reflected write-offs and transfers to OREO (principally in the North America Commercial Real Estate portfolio) of $0.3 billion. These were partially offset by additional loans placed on cash basis of $0.3 billion, approximately the same as in the first quarter of 1994 and down from $0.6 billion in the year-ago quarter. The North America Commercial Real Estate portfolio accounted for $0.2 billion of the new cash-basis loans in the quarter. A table of activity in cash-basis loans in that portfolio is presented on page 17.

The amount of new loans placed on a cash basis has declined from the levels experienced in 1993. However, weak commercial real estate markets in North America could continue to result in relatively high amounts of new cash-basis loans. A table of Citicorp's commercial and consumer cash-basis, renegotiated and past due loans is presented on page 48.

COMMERCIAL REAL ESTATE

NORTH AMERICA COMMERCIAL REAL ESTATE

The North America Commercial Real Estate portfolio comprises relationships managed by the commercial real estate divisions in the U.S. and Canada. Citicorp manages the risks associated with the real estate portfolio through a variety of risk management techniques, which are described in the 1993 Annual Report and Form 10-K.

NORTH AMERICA COMMERCIAL REAL ESTATE PORTFOLIO SUMMARY

                                       June 30   Mar. 31   Dec. 31   Sept. 30  June 30   Mar. 31
(In Billions of Dollars)                1994      1994      1993       1993      1993     1993
                                       -------   -------   -------   --------  -------   -------
Loans (A)..........................     $ 5.0     $ 5.7     $ 5.8     $ 6.5     $ 6.6     $ 7.0
Renegotiated Loans.................       0.4       0.3       0.6       0.3       0.1       0.1
Cash-Basis Loans...................       1.5       1.7       1.7       2.1       2.5       2.6
                                        -----     -----     -----     -----     -----     -----
 Total Loans.......................     $ 6.9     $ 7.7     $ 8.1     $ 8.9     $ 9.2     $ 9.7

OREO (B)...........................       1.9       2.1       2.3       2.6       2.8       3.0
                                        -----     -----     -----     -----     -----     -----
 Total Loans and OREO..............     $ 8.8     $ 9.8     $10.4     $11.5     $12.0     $12.7
                                        =====     =====     =====     =====     =====     =====

Unfunded Commitments...............     $ 0.8     $ 0.8     $ 0.8     $ 0.9     $ 1.1     $ 1.2
Letters of Credit..................       1.7       1.7       1.9       1.9       2.0       2.1
Other..............................       0.4       0.4       0.5       0.4       0.5       0.5
                                        -----     -----     -----     -----     -----     -----

TOTAL EXPOSURE.....................     $11.7     $12.7     $13.6     $14.7     $15.6     $16.5
                                        =====     =====     =====     =====     =====     =====

                                     2nd Qtr.  1st Qtr.   4th Qtr.  3rd Qtr.  2nd Qtr. 1st Qtr.
(In Millions of Dollars)                 1994      1994       1993      1993      1993     1993
                                       -------   -------   -------   --------  -------   -------
Net Write-offs (C).................     $  63     $  68      $  78     $  49     $ 136    $ 168
Net OREO Writedowns................        12        36         27        73        65       92

(A) Excludes renegotiated and cash-basis loans.
(B) Includes in-substance foreclosures of $1.1 billion at June 30, 1994 and March 31, 1994; $1.3 billion at December 31, 1993; $1.4 billion at September 30, 1993; $1.6 billion at June 30, 1993 and $1.7 billion at March 31, 1993.
(C) Includes net write-offs of real estate-related loans of $15 million in the second quarter of 1994 and $24 million in the second quarter of 1993.


Total North America Commercial Real Estate exposure of $11.7 billion at June 30, 1994 was down $3.9 billion or 25% from the second quarter of 1993 and has declined 56% from the $26.5 billion of peak exposure in 1989. Citicorp continues to actively reduce its exposure through a series of initiatives which, year on year, have resulted in paydowns in addition to write-offs and writedowns. In addition, asset sales of approximately $360 million were completed during the second quarter of 1994, compared with $70 million in the year-ago quarter.

Citicorp's strategy for the North America Commercial Real Estate portfolio is one of active remedial management to maximize the long term value and recoverability of the assets. The principal focus continues to be the restructuring and repayment of existing loans together with managing and optimizing returns on OREO assets. Citicorp's real estate professionals develop remedial management strategies for each loan or OREO property, which are constantly monitored and adjusted as conditions change through an extensive, ongoing portfolio management process.

Cash-basis loans of $1.5 billion at June 30, 1994 were down from $1.7 billion at March 31, 1994 and $2.5 billion at June 30, 1993. OREO declined to $1.9 billion from $2.1 billion at March 31, 1994 and $2.8 billion at June 30, 1993. Approximately $0.8 billion of the $1.5 billion of cash-basis loans at quarter end were contractually past due less than 90 days as to interest and principal (including $0.2 billion of construction and self-funded loans) but were classified as cash basis due to uncertainty regarding future cash flows. As noted in the table on page 17, the cash-basis loans and OREO annualized cash yield was 4.6% for the first half of 1994, up from 3.9% in 1993.


CASH FLOWS
                                                          Y-T-D 1994
                                                   -----------------------
                                   Average         Cash    Annualized Cash
(Dollars In Millions)            Carrying Value    Flows      Yield (%)
                                 --------------    -----   ---------------
Cash-Basis Loans (A):
Yields Over 3%...................     $1,067        $ 38        7.2%
Yields Under 3%..................        264           2        1.1%
No Payments Received.............        302           -          -
                                      ------        ----
Total............................     $1,633        $ 40        4.9%
                                      ------        ----

In-Substance Foreclosures (A):
Yields Over 3%...................     $  567        $ 23        8.4%
Yields Under 3%..................        107           1        0.5%
No Payments Received.............        447           -          -
                                      ------        ----
Total............................     $1,121        $ 24        4.3%
                                      ------        ----

OREO: (B)........................     $1,005
Revenues.........................                   $108       21.7%
Expenses.........................                    (85)     (17.0%)
                                                    ----
Net..............................                   $ 23        4.7%
                                                    ----

Total Cash-Basis Loans and OREO..     $3,759        $ 87        4.6%
                                      ======        ====

(A) Cash flows represent cash interest payments received of which $38 million were applied as a reduction of principal ($25 million for cash-basis loans and $13 million for in-substance foreclosures).
(B) Excluding in-substance foreclosures and associated cash flows.


NORTH AMERICA COMMERCIAL REAL ESTATE CASH-BASIS LOANS ACTIVITY


                                     2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.   1st Qtr.
     (In Millions of Dollars)          1994       1994       1993       1993       1993       1993
                                     --------   --------   --------   --------   --------   --------

Beginning Balance.................    $1,654     $1,719     $2,138     $2,474     $2,593     $2,734
New Cash-Basis Loans..............       214        202        199        241        336        403
Write-offs (A)....................       (65)       (61)       (80)       (71)      (115)       (99)
Loans Returned to Accrual Status..       (84)       (30)      (340)      (222)      (170)        (6)
Payments and Other................       (77)      (138)       (90)      (190)      (125)       (36)
Transfers to OREO.................      (147)       (38)      (108)       (94)       (45)      (403)
                                      ------     ------     ------     ------     ------     ------
Ending Balance....................    $1,495     $1,654     $1,719     $2,138     $2,474     $2,593
                                      ======     ======     ======     ======     ======     ======

(A) Represents gross write-offs, before recoveries, and excludes write-offs on OREO, letters of credit and swaps.


Renegotiated loans were $358 million at June 30, 1994, up from $325 million at March 31, 1994 and $101 million at June 30, 1993. The annualized interest rate on these loans approximated 5.8%.

NORTH AMERICA COMMERCIAL REAL ESTATE OREO ACTIVITY

                                  2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.   1st Qtr.
(In Millions of Dollars)            1994       1994       1993       1993       1993       1993
                                  --------   --------   --------   --------   --------   --------

Beginning Balance..............    $2,130     $2,332     $2,547     $2,825     $3,032     $2,898
New OREO.......................       169         45        113         94         57        403
Writedowns (A).................       (37)       (49)       (38)       (75)       (93)      (133)
Sales, Paydowns and Other (B)..      (316)      (198)      (290)      (297)      (171)      (136)
                                   ------     ------     ------     ------     ------     ------
Ending Balance.................    $1,946     $2,130     $2,332     $2,547     $2,825     $3,032
                                   ======     ======     ======     ======     ======     ======

(A) Includes gross write-offs on assets generally taken within 90 days of their transfer to OREO.
(B) Includes in-substance foreclosures returned to accrual loan status of $18 million in the second quarter of 1994; $2 million in the fourth quarter of 1993; $210 million in the third quarter of 1993; and $15 million in the second quarter of 1993.



The OREO portfolio, which is carried at the estimated fair value of the underlying properties, includes both properties to which Citicorp has taken title, as well as in-substance foreclosures ($1,067 million at June 30, 1994) where Citicorp does not have ownership of the property and foreclosure has not occurred. During the first half of 1994, Citicorp sold OREO properties totaling approximately $340 million.

Unfunded commitments of $0.8 billion at June 30, 1994 were down $0.3 billion from a year ago. These commitments are concentrated in the office (30%) and residential (21%) markets. Office commitments represent obligations to fund property stabilization and lease-up costs. Residential commitments represent aggregate commitments to fund construction costs over the life of the various projects. Generally, predetermined contractual criteria have limited maximum outstanding loans at any one time to amounts substantially less than the aggregate obligation. At June 30, 1994, $0.3 billion of commitments related to borrowers experiencing financial difficulties.

Citicorp also provides standby letters of credit, the majority of which back stop tax-exempt multi-family housing bonds secured by residential properties. Approximately $0.5 billion of the $1.7 billion of outstanding letters of credit at June 30, 1994 related to projects where debt service is continuing but the loan to value ratios have deteriorated below target levels and/or letter of credit fees are not being paid.

The North America Real Estate Portfolio is diversified by both project type and location, with exposures in the office, residential and retail sectors comprising 39%, 22% and 17%, respectively. Geographically, the largest regions are the West (including California) at 32% and Mid-Atlantic (including New York) at 18% at June 30, 1994.

The table on page 19 presents additional information related to the North America Commercial Real Estate portfolio. Exposures are categorized by location and project type based on the underlying collateral or source of repayment. Exposures which are collateralized by (or for which the source of repayment is from) properties in multiple locations are categorized geographically in "Multi-location and Other".

NORTH AMERICA COMMERCIAL REAL ESTATE PORTFOLIO BY PROJECT BY REGION

                                                                                                   JUNE 30, 1994   Dec. 31, 1993
(In Millions of Dollars)        Office   Residential  Retail   Hotel    Land    Ind'l.   Other(A)      TOTAL          Total
                               -------   -----------  ------   -----    ----    ------   --------      ------         -----
NEW YORK          Loans         $  254      $   97    $   35    $  -    $ 33     $  -     $   31     $   450        $   452
                  Cash-Basis
                  Loans             38           3        30      10       -        -          9          90            141
                  OREO             223          28         -      12       -        -          -         263            301
                  Letters of
                  Credit and
                  Other            107         102         6       -       -        -          8         223            301
                  TOTAL
                  EXPOSURE         622         230        71      22      33        -         48       1,026          1,195

OTHER MID-
ATLANTIC          Loans            191         147       206      29      13        5         22         613            697
                  Cash-Basis
                  Loans             69           -         -      20      39        -          1         129            132
                  OREO             158           8         3      23      14        1          -         207            218
                  Letters of
                  Credit and
                  Other              4          13       107       1       3        -         10         138            160
                  TOTAL
                  EXPOSURE         422         168       316      73      69        6         33       1,087          1,207

MIDWEST           Loans            666          10       241      88       1       57         13       1,076          1,214
                  Cash-Basis
                  Loans            164           8         -      56       6        -          1         235            256
                  OREO             179          23        20       -       6        5          -         233            239
                  Letters of
                  Credit and
                  Other             65         136         -       -       -        9          3         213            280
                  TOTAL
                  EXPOSURE       1,074         177       261     144      13       71         17       1,757          1,989

NEW
ENGLAND           Loans            109           2         -      19       -        -          5         135            177
                  Cash-Basis
                  Loans             16           -         -       -       -       18          1          35             50
                  OREO              78           -        13       -      42        -          -         133            132
                  Letters of
                  Credit and
                  Other             26          15         -       -       -        -          1          42             39
                  TOTAL
                  EXPOSURE         229          17        13      19      42       18          7         345            398

SOUTHEAST         Loans            219         127        68      38       3        3         78         536            751
                  Cash-Basis
                  Loans              -          18        45      15       4        8          -          90             96
                  OREO             206          14        75       5      10        4          4         318            491
                  Letters of
                  Credit and
                  Other             81         161         1       7       2        8         48         308            532
                  TOTAL
                  EXPOSURE         506         320       189      65      19       23        130       1,252          1,870

SOUTHWEST         Loans            328           2        68      22      57        -          4         481            481
                  Cash-Basis
                  Loans              9           -         5      25       -        3         15          57             79
                  OREO              10           -        29       2       7        -          -          48             95
                  Letters of
                  Credit and
                  Other             14           -         -       3       -        -          7          24             25
                  TOTAL
                  EXPOSURE         361           2       102      52      64        3         26         610            680

CALIFORNIA        Loans            247         194       272     227      27       62         20       1,049          1,246
                  Cash-Basis
                  Loans            186         115        67      11       1       53         17         450            487
                  OREO             151          73       129       -       4       32         10         399            446
                  Letters of
                  Credit and
                  Other            115         709        14       7       -        1         96         942            967
                  TOTAL
                  EXPOSURE         699       1,091       482     245      32      148        143       2,840          3,146

OTHER WEST        Loans            281          46       186     126       -        -          -         639            685
                  Cash-Basis
                  Loans              -           -         9       9       5        -          1          24             72
                  OREO              48           -        10       -       4       18          1          81            173
                  Letters of
                  Credit and
                  Other             12         107        16       -       -        6         15         156            194
                  TOTAL
                  EXPOSURE         341         153       221     135       9       24         17         900          1,124

CANADA            Loans             46           6        49       6       3        -          9         119            272
                  Cash-Basis
                  Loans            101           4       161       -      11        7          7         291            293
                  OREO              68          34        75       -      15        2          3         197            171
                  Letters of
                  Credit and
                  Other             44           3        10       -       3        6         58         124            217
                  TOTAL
                  EXPOSURE         259          47       295       6      32       15         77         731            953

MULTI-LOCATION
AND OTHER         Loans              -          40        33      30       -        -        233         336            416
                  Cash-Basis
                  Loans              -           -         -       -       -        3         91          94            113
                  OREO              19           -         -       -       -       19         29          67             66
                  Letters of
                  Credit and
                  Other              -         272        15       -       -        1        346         634            395
                  TOTAL
                  EXPOSURE          19         312        48      30       -       23        699       1,131            990

TOTALS -
JUNE 30, 1994
                  LOANS(B)(C)   $2,341      $  671    $1,158    $585    $137     $127     $  415     $ 5,434
                  CASH-BASIS
                  LOANS(B)         583         148       317     146      66       92        143       1,495
                  OREO           1,140         180       354      42     102       81         47       1,946
                  LETTERS OF
                  CREDIT AND
                  OTHER            468       1,518       169      18       8       31        592       2,804
                  TOTAL
                  EXPOSURE       4,532       2,517     1,998     791     313      331      1,197      11,679

Totals -
December 31, 1993
                  Loans(B)(C)   $2,464      $  798    $1,789    $631    $ 83     $162     $  464                    $ 6,391
                  Cash-Basis
                  Loans(B)         732         212       296     142      81       85        171                      1,719
                  OREO           1,180         408       364     107     123      105         45                      2,332
                  Letters of
                  Credit and
                  Other            617       1,664       299      17      14       30        469                      3,110
                  Total
                  Exposure       4,993       3,082     2,748     897     301      382      1,149                     13,552


(A) Includes working capital and multi-project loans.
(B) Includes real estate-related loans of $0.2 billion in 1994 and 1993, of which $76 million in 1994 and $96 million in 1993 were on a cash basis. Also includes bankers acceptances (included in customers' acceptance liability) of $50 million in 1993.
(C) Loans include $358 million and $589 million of renegotiated loans in 1994 and 1993, respectively, and exclude cash-basis loans.

NET WRITE-OFFS AND NET OREO WRITEDOWNS

                                                            2nd Qtr.   2nd Qtr.
(In Millions of Dollars)                                      1994       1993
                                                            --------   --------
                                               Net OREO
By Region:                  Net Write-Offs   Writedowns      Total      Total
                            --------------   ----------      -----      -----
New York..................             $ 4         $(16)     $ (12)     $  25
Other Mid-Atlantic........               -           (4)        (4)         4
Midwest...................               -            1          1          4
New England...............               1            1          2          2
Southeast.................               1            8          9         33
Southwest.................               2            1          3          5
California................              35            9         44         81
Other West................               1            1          2         11
Canada....................               3           11         14         30
Multi-location/Other......              16            -         16          6
                                       ---         ----      -----      -----
 Total....................             $63         $ 12      $  75      $ 201
                                       ===         ====      =====      =====

                                               Net OREO
By Project Type:            Net Write-Offs   Writedowns      Total      Total
                            --------------   ----------      -----      -----
Office....................             $23         $ 14      $  37      $  52
Residential...............              17          (11)         6         60
Retail....................               6            8         14         41
Hotel.....................               -           (6)        (6)         5
Land......................              (1)           4          3          3
Industrial................               2            3          5         12
Other (A).................              16            -         16         28
                                       ---         ----      -----      -----
 Total....................             $63         $ 12      $  75      $ 201
                                       ===         ====      =====      =====

(A) Includes real estate-related write-offs of $15 million in the second quarter of 1994 and $24 million in the second quarter of 1993.



Net write-offs aggregated $63 million in the second quarter of 1994, down from $68 million in the first quarter and $136 million in the second quarter of 1993. Net OREO writedowns totaled $12 million in the quarter, compared with $36 million in the first quarter of 1994 and $65 million in the second quarter of 1993.

While cash-basis loans and OREO levels have declined, they are expected to remain at relatively high levels. Although there is improvement and increasing liquidity in certain commercial real estate markets, weak market conditions, particularly in California and Canada, and also in the office sector are expected to continue to adversely affect the portfolio. As a result, credit provisions (including net write-offs), net OREO writedowns and inflows to cash-basis loans could remain at relatively high levels in 1994, although down from the prior year.

OTHER

Citicorp's Global Finance businesses include $2.0 billion of commercial real estate loans in addition to those managed by Citicorp's U.S. and Canadian commercial real estate divisions. Substantially all of these loans are in offices outside of North America.

Cash-basis commercial real estate loans in this portfolio were $45 million at June 30, 1994, compared with $48 million and $111 million at March 31, 1994 and June 30, 1993, respectively. Commercial OREO in this portfolio was $0.5 billion at June 30, 1994, unchanged from March 31, 1994 and down from $0.6 billion at June 30, 1993.

CAPITAL, PRICE RISK, LIQUIDITY, DERIVATIVE AND FOREIGN EXCHANGE ACTIVITIES

CAPITAL

Citicorp is subject to risk-based capital guidelines issued by the Federal Reserve Board, which were detailed in the 1993 Annual Report and Form 10-K. The risk-based capital guidelines require a minimum ratio of Tier 1 capital to risk-adjusted assets of 4.0% and a minimum ratio of combined Tier 1 and Tier 2 capital to risk-adjusted assets of 8.0%.

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

Common stockholders' equity increased $698 million during the quarter to $11.6 billion, due principally to net income of $877 million, partially offset by cash dividends declared on common and preferred stock of $149 million. Tier 1 capital at quarter-end was $15.0 billion, up from $14.0 billion at March 31, 1994 and $13.4 billion at year-end 1993. The increase in Tier 1 capital during the quarter also reflects the issuance of $175 million of cumulative perpetual preferred stock. Tier 1 capital excludes the net unrealized gains on securities available for sale since related amendments to risk-based capital guidelines have not been adopted by the regulatory agencies. Total capital of $24.5 billion at June 30, 1994 was up from $23.5 billion at March 31, 1994 and $23.2 billion at year-end 1993.

CITICORP RATIOS
                                   Minimum   June 30   Dec. 31   June 30
                                  Required     1994      1993      1993
                                  --------   -------   -------   -------
Common Stockholders' Equity (A)..             4.55%      4.65%     4.16%

Tier 1 Capital...................   4.00%     7.09       6.62      5.65
Tier 1 & Tier 2 Capital..........   8.00     11.60      11.45     10.31

Leverage (A).....................   3.00+     6.22       6.15      5.52

(A) The increase in total assets resulting from the implementation of FASB Interpretation No. 39 in 1994 had the effect of reducing the Common Stockholders' Equity and Leverage Ratios as of June 30, 1994 by 47 bp and 54 bp, respectively.

COMPONENTS OF RISK-BASED CAPITAL UNDER REGULATORY GUIDELINES

                                                  June 30    Dec. 31   June 30
(In Millions of Dollars)                           1994       1993       1993
                                                 --------   --------   --------
TIER 1 CAPITAL
Common Equity..................................  $ 11,560   $ 10,066   $  9,003
Qualifying Preferred Stock (A).................     4,062      3,887      3,456
Minority Interest..............................        51         59         64
Less:
  Net Unrealized Gains - Securities Available
  for Sale (B).................................       (90)         -          -
  Intangible Assets (C)........................      (362)      (387)      (409)
  50% Investment in Certain Subsidiaries (D)...      (254)      (237)      (281)
                                                 --------   --------   --------
Total Tier 1 Capital...........................  $ 14,967   $ 13,388   $ 11,833
                                                 --------   --------   --------

TIER 2 CAPITAL

Allowance for Credit Losses (E)................  $  2,666   $  2,551   $  2,637
Preferred Stock (A)............................        16         16        114
Qualifying Debt (F)............................     7,079      7,434      7,281
Less:
  50% Investment in Certain Subsidiaries (D)...      (254)      (237)      (280)
                                                 --------   --------   --------
Total Tier 2 Capital...........................  $  9,507   $  9,764   $  9,752

Total Qualifying Capital.......................  $ 24,474   $ 23,152   $ 21,585
                                                 ========   ========   ========

Net Risk-Adjusted Assets (G)...................  $211,013   $202,273   $209,384
                                                 ========   ========   ========

(A) Cumulative preferred stock is limited within Tier 1 capital to 25% of the sum of Common Equity, Qualifying Preferred Stock and Minority Interest. At June 30, 1993, excess cumulative preferred stock of $81 million, which would otherwise qualify as Tier 1 capital, was included in Tier 2 capital.
(B) Tier 1 capital excludes the net unrealized gains on securities available for sale since related amendments to risk-based capital guidelines have not been adopted by the regulatory agencies.
(C) Includes goodwill and certain other identifiable intangible assets.
(D) Primarily Citicorp Securities, Inc.
(E) Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.
(F) Includes qualifying senior and subordinated debt, in an amount not exceeding 50% of Tier 1 capital, plus subordinated capital notes, subject to certain limitations.
(G) Risk-adjusted assets include certain off-balance sheet activities and commitments such as foreign exchange and derivative products and letters of credit and also reflect deductions for intangible assets and any excess allowance for credit losses. See page 26 for further discussion of Derivative and Foreign Exchange Activities.

Citicorp's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary federal bank regulatory agencies. In addition, as discussed in Citicorp's 1993 Annual Report and Form 10-K, pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), federal bank regulatory agencies have defined five capital tiers for depository institutions for purposes of implementing certain regulations. Under these definitions, a "well capitalized" depository institution must have a Tier 1 ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a directive, order or written agreement to meet and maintain specific capital levels. An "adequately capitalized" depository institution must have a Tier 1 ratio of at least 4%, a combined Tier 1 and Tier 2 ratio of at least 8% and a leverage ratio of at least 4%, or 3% in some cases. In addition, under the regulations, the regulators can downgrade the capital status of a depository institution under certain circumstances. As of June 30, 1994, all of Citicorp's subsidiary depository institutions met the applicable "well capitalized" standards.



CITIBANK, N.A. RATIOS

                                  Minimum  June 30  Dec. 31  June 30
                                 Required    1994     1993     1993
                                 --------  -------  -------  -------
Common Stockholders' Equity (A)..            5.90%    6.59%    6.13%

Tier 1 Capital (B)...............   4.00%    6.81     6.93     6.12
Tier 1 & Tier 2 Capital (B)......   8.00    10.82    11.13    10.21

Leverage (A).....................   3.00+    5.62     6.06     5.67

(A) The increase in total assets resulting from the implementation of FASB Interpretation No. 39 in 1994 had the effect of reducing the Common Stockholders' Equity and Leverage Ratios as of June 30, 1994 by 78 bp and 58 bp, respectively.
(B) Tier 1 capital and total regulatory capital (Tier 1 and Tier 2) at June 30, 1994 were up $565 million and $704 million, respectively, from December 31, 1993. The related capital ratios, however, decreased due to an increase in net risk adjusted assets of approximately $11.0 billion from December 31, 1993.


The Federal Reserve Board and the Office of the Comptroller of the Currency ("OCC") proposed amendments to their capital adequacy guidelines which would establish a limitation on the amount of deferred tax assets that may be included in the Tier 1 capital calculation for risk-based and leverage capital purposes. These proposals would limit capital recognition of deferred tax assets whose realization is dependent on future taxable income to the lesser of (a) an amount that is expected to be realized within one year based upon a projection of future taxable income (exclusive of tax carryforwards and reversals of existing temporary differences) for that year, including the effect of tax-planning strategies that are expected to be implemented during that year, and (b) 10% of Tier 1 capital before certain adjustments. The OCC has issued temporary guidance for the capital recognition of deferred tax assets by national banks which could have the effect of imposing stricter limits on such recognition than those proposed by the Federal Reserve Board. The stricter limits would become effective when the capital adequacy amendments are finalized, and in the interim the OCC has indicated that it will not object to other reasonable interpretations. Although the federal bank regulatory authorities have not issued final rules, Citicorp believes that its deferred tax assets as recognized under SFAS No. 109 will meet the criteria for capital recognition finally set by the bank regulators and has, therefore, included such deferred tax assets in the calculation of its capital ratios and, except for $300 million at June 30, 1994 for Citibank, N.A., the capital ratios of its subsidiaries. However, there can be no assurance until final amendments are adopted by the bank regulators.

In April 1993, The Basle Committee on Banking Supervision, with the agreement of the central bank governors of the Group of Ten countries, including the Federal Reserve, issued a three-part package of consultative papers which deal with the supervisory treatment of netting arrangements, market risk and interest rate risk in evaluating the capital adequacy of banking organizations. U.S. regulatory agencies have proposed modifications to their risk-based capital guidelines for netting, market risk and interest rate risk. In addition, from time to time, the Federal Reserve and the Federal Financial Institutions Examination Council propose amendments to or issue interpretations of risk-based capital guidelines and reporting instructions. Certain of the federal regulators have issued an announcement with respect to a proposal to issue a notice of proposed rulemaking and an advanced notice of proposed rulemaking relating to sales of assets, including the capital treatment of recourse arrangements and direct credit substitutes. In addition, the Federal Reserve Board has approved for publication a proposed amendment to the risk-based capital guidelines with regard to the treatment of derivative products. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets.

PRICE RISK

Citicorp manages the sensitivity of earnings to changes in interest rates, foreign exchange rates, and market volatilities through established procedures described in the 1993 Annual Report and Form 10-K. These include limits set for each major category of risk which are monitored and managed by the businesses and reviewed periodically at the corporate level. Citicorp uses a risk management system based on market factors that accommodates the diversity of balance sheet and derivative product exposures and exposure management systems of its various businesses. The market factor approach identifies the variables that cause a change in the value of a financial instrument. Price risk is then measured using various tools, including the earnings at risk method, which is applied to the non-trading portfolios, and the potential loss amount method, which is applied to the trading portfolios. These measures are used as indicators to monitor sensitivity of earnings to interest rate risk rather than as a quantification of aggregate risk amounts.

Earnings at risk measures the potential earnings impact on the non-trading portfolios of a specified movement in interest rates for a given time period. The earnings at risk for each currency is calculated by multiplying the gap between interest sensitive items by the specified rate movement, and then taking into account the impact of options, both explicit and embedded. The specific rate movements are statistically derived from a two standard deviation movement. The potential earnings effect of market rate movements is managed by modifying the asset and liability mix, either directly or through the use of derivative instruments. These include interest rate swaps which are either designated and effective as hedges or designated and effective in modifying the interest rate characteristics of specified assets or liabilities.

During the first half of 1994, U.S. dollar earnings at risk for the next 12 months in Citicorp's significant businesses ranged from approximately $10 million to $90 million in aggregate, compared with the range for full year 1993 of approximately $30 million to $180 million. The interest rate exposure taken in tenors beyond one year results in similar ranges of earnings at risk in those future years. Earnings at risk in other currencies also existed at significantly lower levels. The level of exposure taken is based on the market environment and will vary from period to period based on rate and economic expectations.

The price risk of the trading portfolios is measured using the potential loss amount method, which estimates the sensitivity of the value of the trading positions to changes in the various market factors, such as interest and foreign exchange rates, over the period necessary to close the position (generally one day). The method considers the probability of movements of these market factors (as derived from a two standard deviation movement), adjusted for correlation among them. The daily price risk process monitors exposures against limits and triggers specific management actions to ensure that the potential impact on earnings, due to the many dimensions of price risk, is controlled within acceptable limits.

During the first half of 1994, the potential loss amount in the trading portfolios based on monthly averages of daily exposures ranged from approximately $50 million to $90 million in Citicorp's major trading centers, compared with the range for full year 1993 of approximately $40 million to $80 million. The level of exposure taken is a function of the market environment and expectations of future price and market movements, and will vary from period to period. See page 26 for additional discussion of Derivative and Foreign Exchange Activities.

LIQUIDITY

Within Citicorp, the liquidity of each business and legal entity is managed through a well-defined process described in the 1993 Annual Report and Form 10-K.

Deposits are sourced globally from consumers, corporations, institutions, and professional investors. Total deposits at June 30, 1994 were $152.3 billion, or 60% of total funding, compared with $145.1 billion, or 67% of total funding at December 31, 1993.

The stability of Citicorp's funding is greatly enhanced by its consumer deposit base. Consumer deposits tend to be small in size, and diversified across a large base of individuals. Citicorp sources consumer deposits through its retail branch systems and private bank network in countries around the world. Consumer deposits are the largest component in Citicorp's funding structure, accounting for 38% of total liabilities and equity.



TOTAL DEPOSITS

                                 June 30, 1994          December 31, 1993
                            ----------------------   ----------------------
                                   Outside                  Outside
(In Billions of Dollars)    U.S.   the U.S.  Total   U.S.   the U.S.  Total
                            -----  --------  ------  -----  --------  ------

Global Consumer (A).......  $41.6    $ 53.9  $ 95.5  $43.1     $48.9  $ 92.0
Global Finance (B)........    8.7      48.1    56.8    8.7      44.4    53.1
                            -----    ------  ------  -----     -----  ------
Total.....................  $50.3    $102.0  $152.3  $51.8     $93.3  $145.1
                            =====    ======  ======  =====     =====  ======


(A) Deposits accepted from consumers and small businesses, primarily through branch relationships.
(B)   Deposits accepted primarily from corporate customers.



Global Consumer deposits at June 30, 1994 were $95.5 billion, compared with $92.0 billion at year-end 1993. The increase in consumer deposits outside the U.S. reflects the continuing growth of the consumer business in non-U.S. markets, while the slight decline in consumer deposits in the U.S. reflects continued disintermediation as customers place funds in investments other than bank deposits.

Citicorp's long-term debt is, by virtue of its maturity profile, also an important source of funding stability. Parent Company and subsidiary long-term debt outstanding at June 30, 1994 (including subordinated capital notes) amounted to $16.8 billion, down $1.4 billion from year-end 1993. The long-term debt portfolio is diversified across markets, currencies, lenders, maturities, and instruments.

Parent Company debt issued with a maturity of one year or longer during the first half of 1994 totaled $0.6 billion, including $0.1 billion issued under the medium-term note issuance program. Under this program, Citicorp issues small denomination notes to a wide investor base thereby enhancing the liquidity profile of the long-term funding portfolio. The proceeds of these obligations are provided to subsidiaries both as equity investments and advances or are invested in liquid securities. Citicorp (Parent Company) derives revenues through interest payments and dividends on its subsidiary advances and investments and from earnings on its liquid-asset portfolio. These revenues are used to defray the Parent Company's operating expenses, service its debt, and pay dividends to its shareholders.

Citicorp also securitizes assets and sells loans to enhance liquidity and to provide access to new markets that are particularly important in supporting new business growth. Citicorp is a market leader in asset securitization. During the first half of 1994, asset securitization activity totaled $5.7 billion, including $3.1 billion of U.S. mortgages and $2.3 billion of credit card receivables. During the quarter, $1.1 billion of previously securitized credit card receivables amortized and $3.6 billion are scheduled to amortize during the remainder of 1994. Securitization activities have made the subsidiaries less reliant on Parent Company funding.

With the long-term growth in deposits and securitization, Citicorp's dependence on short-term funding has remained low. At June 30, 1994, short-term funding was $20.7 billion or 8% of total funding, compared with $16.8 billion or 8% of total funding, at year-end 1993.

While Citicorp's overall liquidity strategy relies primarily on the asset securitization and funding management programs described above, businesses within Citicorp are additionally subject to limits on their liquidity exposures. Management also prepares a contingency funding plan which evaluates the ability of Citicorp and its subsidiaries to withstand reduced access to funding markets for extended periods.

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

As of June 30, 1994, under their applicable dividend limitations, Citicorp's national and state-chartered bank subsidiaries could have declared dividends to their respective parent companies without regulatory approval of approximately $3.1 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that as of June 30, 1994, its bank subsidiaries could have declared approximately $1.6 billion of the available $3.1 billion in dividends.

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

DERIVATIVE AND FOREIGN EXCHANGE ACTIVITIES

Derivative and foreign exchange products have become important risk management tools for Citicorp and its customers. These contracts typically take the form of futures, forward, swap and option contracts, and derive their value from underlying interest rate, foreign exchange, commodity, or equity instruments. They are subject to the same types of liquidity, price, credit and operational risks as other financial instruments, and Citicorp manages these risks in a consistent manner.

As a dealer, Citicorp offers derivative and foreign exchange instruments to customers, separately or with other products, to help them manage their risk profile, and also trades for Citicorp's own account. In addition, Citicorp employs derivative and foreign exchange contracts among other instruments as an end-user in connection with its risk management activities. Monitoring procedures entail objective measurement systems, well-defined market and credit risk limits at appropriate control levels, and timely reports to line and senior management according to prescribed policies. Additional information concerning Citicorp's derivative and foreign exchange activities is provided in the 1993 Annual Report and Form 10-K.

Notional principal amounts are frequently used as indicators of derivative and foreign exchange activity, serving as a point of reference for calculating payments. Notional principal amounts do not reflect balances subject to credit or market risk, nor do they reflect the extent to which positions offset one another. As a result, they do not represent the much smaller amounts that are actually subject to risk in these transactions. Balance sheet credit exposure arises from unrealized gains and represents the amount of loss that Citicorp would suffer if every counterparty to which Citicorp was exposed were to default at once (i.e., the cost of replacing these contracts), and does not represent actual or expected loss amounts. The table below presents the aggregate notional principal amounts of Citicorp's outstanding derivative and foreign exchange contracts at June 30, 1994, March 31, 1994 and December 31, 1993, along with the balance sheet credit exposure. The table includes all contracts with third parties, including both dealer and end-user positions.

TOTAL DERIVATIVE AND FOREIGN EXCHANGE CONTRACTS
                                                                     Notional                     Balance Sheet
                                                                     Principal                 Credit Exposure (A)
                                                               -------------------------    --------------------------
                                                               June 30   Mar. 31  Dec. 31   June 30   Mar. 31  Dec. 31
(In Billions of Dollars)                                         1994      1994     1993      1994      1994    1993
                                                               -------   -------  -------   -------   -------  -------
INTEREST RATE PRODUCTS
Futures Contracts................................            $  206.7  $  210.1   $195.6     $   -     $   -   $   -
Forward Contracts................................               468.5     346.2    227.1       0.5       0.3     0.2
Swap Agreements..................................               312.0     280.6    244.3       6.0       6.5     6.8
Purchased Options................................               118.9     110.6    103.9       1.8       1.4     1.5
Written Options..................................               105.8      93.8     87.5         -         -       -
FOREIGN EXCHANGE PRODUCTS
Futures Contracts................................            $    0.1  $    0.1   $  0.1     $   -     $   -   $   -
Forward Contracts................................             1,225.0   1,109.4    976.4      27.8      15.7    11.4
Cross-Currency Swap Agreements...................                33.4      32.8     31.7       2.1       1.7     1.7
Purchased Options................................                68.7      64.4     44.0       1.6       1.3     1.1
Written Options..................................                66.4      55.0     43.7         -         -       -
COMMODITY AND EQUITY PRODUCTS....................                24.0      23.9     20.7       0.9       0.9     0.8
                                                                                             -----     -----   -----
                                                                                              40.7      27.8    23.5
EFFECTS OF MASTER NETTING AGREEMENTS (B)                                                      (8.7)     (6.1)   (4.8)
                                                                                             -----     -----   -----
                                                                                             $32.0     $21.7   $18.7
                                                                                             =====     =====   =====

(A) There is no balance sheet credit exposure for futures contracts because they settle daily in cash, and none for written options because they represent obligations (rather than assets) of Citicorp.
(B) Master netting agreements mitigate credit risk by permitting the offset of amounts due from and to individual counterparties in the event of counterparty default.

The calculation of risk-adjusted assets for purposes of the regulatory risk-based capital ratios includes risk-weighted credit-equivalent amounts for derivative and foreign exchange contracts. These amounts as of June 30, 1994 totaled $3.0 billion for interest rate contracts and $11.2 billion for foreign exchange, commodity and equity contracts. The corresponding amounts were $3.0 billion and $8.2 billion, respectively, as of March 31, 1994 and $3.1 billion and $6.8 billion, respectively, as of December 31, 1993.

The increase in notional principal amounts in the quarter, primarily in interest rate and foreign exchange forward contracts, resulted from higher activity and customer demand in response to interest rate volatility in the European and U.S. markets, and foreign exchange effects as certain major currencies strengthened against the U.S. dollar. The increases in balance sheet credit exposure and risk-weighted credit equivalent amounts during the second quarter are primarily attributable to foreign exchange forward contracts of short duration, primarily denominated in Deutsche Marks and Yen.

Citicorp's management of its derivative and foreign exchange activities, including the related accounting and operational controls, is tailored to both its dealer and end-user activities.

Citicorp's dealing activities are managed on a market value basis, which recognizes in earnings the gains or losses resulting from changes in market rates. For other than short-term derivative and foreign exchange contracts, Citicorp defers, at the inception of each contract, an appropriate portion of the initial market value attributable to ongoing costs such as servicing and operational activities. This amount is amortized into trading account or foreign exchange revenue over the life of the contract. Information regarding derivative and foreign exchange trading revenues can be found on page 32.

Citicorp's risk management activities employ interest rate swaps and other derivatives that are designated and effective as hedges, as well as swaps that are designated and effective in modifying the interest rate characteristics of specified assets or liabilities. These contracts are accounted for in a manner consistent with the related assets or liabilities. Revenues and expenses related to these agreements are generally included in net interest revenue over the lives of the agreements on an accrual basis, and realized gains and losses, including any related to terminated contracts, are deferred and amortized. The notional principal amounts of Citicorp's end-user positions and their approximate maturities as of June 30, 1994, March 31, 1994 and December 31, 1993 are reported in the table below. Contract maturities are related to the underlying risk management strategies.


END-USER INTEREST RATE AND FOREIGN EXCHANGE CONTRACTS

                                                                              Percentage of June 30 Amount Maturing
                                                                              -------------------------------------
                                                Notional                                       One to         After
                                               Principal                       Within           Five           Five
(Dollars In Billions)                          Amount(A)                      One Year          Years         Years
                                     ------------------------------           --------         -------       -------
                                     June 30    Mar. 31     Dec. 31
                                      1994        1994       1993
                                     -------  ------------  -------
INTEREST RATE PRODUCTS
   Futures Contracts...............    $58.5      $47.8       $12.5            74 %              26%             -
   Forward Contracts...............      8.5        8.3         7.9            92 %               8%             -
   Swap Agreements.................     72.2       62.1        60.1            30 %              60%            10%
   Option Contracts................     37.2       32.3        34.0            26 %              69%             5%
FOREIGN EXCHANGE PRODUCTS
   Futures and Forward Contracts...     12.1       15.8        15.1           100 %               -              -
   Cross-Currency Swap Agreements..      2.7        1.7         1.9            59 %              26%            15%

(A)  Includes third-party and intercompany contracts.


The increase in end-user notional principal amounts in the quarter primarily reflected the utilization of interest rate futures contracts and swap agreements, principally in the U.S. and the U.K., in response to changing interest rates. During the second quarter of 1994, interest rate contracts with a notional principal amount of $3.9 billion were terminated prior to scheduled maturity. There was no material gain or loss resulting from terminating these contracts.

End-user derivative positions are components of Citicorp's designated asset and liability management activities. Derivatives provide an additional tool for accomplishing risk management objectives, but these same objectives could alternatively be accomplished using other financial instruments. Therefore Citicorp does not believe it is meaningful to analyze the derivatives component of its risk management activities in isolation from related positions.

The estimated fair value of contracts used to hedge or modify Citicorp's risk was a net loss of approximately $0.1 billion at June 30, 1994, compared with estimated net gains of approximately $0.2 billion at March 31, 1994, and $1.1 billion at December 31, 1993, with the decline principally attributable to rising U.S. interest rates during the first six months of 1994. These amounts will fluctuate over time and be recognized as adjustments to the yields on the associated assets and liabilities (whose values also fluctuate). As noted above, these derivatives are integral components of Citicorp's asset and liability management activities. The change in the estimated fair value of the end-user contracts does not reflect related changes in the fair value of on-balance sheet assets and liabilities. For a more comprehensive discussion of fair values related to financial instruments, see page 71 of the 1993 Annual Report and Form 10-K.

Various proposals have been made in Congress to enact legislation which would limit or regulate derivatives activities. While Citicorp generally believes that legislation in this area is unnecessary, Citicorp cannot predict what, if any, action will be taken by Congress with respect to derivatives activities and what impact any such action may have on Citicorp's derivatives business.

STATEMENT OF OPERATIONS ANALYSIS
NET INTEREST REVENUE (TAXABLE EQUIVALENT BASIS)

Net interest revenue of $2,170 million for the quarter was up $314 million or 17% from the same period last year. Year to date net interest revenue was $4,257 million compared with $3,707 million for the first half of 1993. The net rate spread for the second quarter of 1994 was 4.15%, compared with 3.78% in the second quarter of 1993 and 4.01% in the first quarter of 1994.

Net interest revenue and interest rate spreads for all periods presented were reduced by the effect of credit card securitization. Adjusted for the effect of credit card securitization, the net rate spread for the quarter was 4.64%, compared with similarly adjusted ratios of 4.41% and 4.52% for the prior year second quarter and first quarter of 1994, respectively. See page 36 for Effect of Credit Card Receivables Securitization.

Adjusted for the effect of credit card receivables securitization, the net rate spread in U.S. offices was 4.64%, up from 4.52% in the year-ago second quarter but down from 4.71% in the first quarter of 1994. The improvement compared with the year-ago quarter primarily reflected reduced carrying costs for cash-basis loans and OREO.

The net rate spread in offices outside the U.S. was up sharply compared with both the second quarter of 1993 and the first quarter of 1994, reflecting recognition of interest on Brazil's medium- and long-term outstandings of $47 million in the quarter, compared with $22 million in the first quarter of 1994 and $6 million in the second quarter of 1993. Additionally, the improvement in spreads reflected higher volumes and favorable spreads in both the Global Consumer and Global Finance businesses in the Emerging Economies.

Average interest earning assets increased $12.8 billion or 6.5% from the second quarter of 1993, primarily reflecting increased activities in both the Global Consumer and Global Finance businesses in the Emerging Economies.

At June 30, 1994, there were approximately $4.8 billion of loans held for sale, primarily residential mortgages, which are carried at the lower of aggregate cost or market value.

NET INTEREST REVENUE STATISTICS (TAXABLE EQUIVALENT BASIS) (A)

                                                                   2nd Qtr.  1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr.  1st Qtr.
                                                                      1994      1994      1993      1993      1993      1993
                                                                    ------    ------    ------    ------    ------    ------
NET INTEREST REVENUE:
(In Millions of Dollars)
U.S.............................................................    $  911    $  945    $  923    $  888    $  796    $  789
Outside the U.S.................................................     1,259     1,142     1,089     1,098     1,060     1,062
                                                                    ------    ------    ------    ------    ------    ------
TOTAL...........................................................    $2,170    $2,087    $2,012    $1,986    $1,856    $1,851
                                                                    ------    ------    ------    ------    ------    ------
AVERAGE EARNING ASSETS:
(In Billions of Dollars)
U.S.............................................................    $100.8    $102.7    $ 99.3    $ 96.6    $ 97.3    $ 99.9
Outside the U.S.................................................     108.9     108.1     103.3     102.1      99.6      96.4
                                                                    ------    ------    ------    ------    ------    ------
TOTAL...........................................................    $209.7    $210.8    $202.6    $198.7    $196.9    $196.3
                                                                    ------    ------    ------    ------    ------    ------
NET RATE SPREAD (%):
U.S.............................................................      3.63      3.73      3.69      3.65      3.28      3.20
Outside the U.S.................................................      4.63      4.29      4.18      4.27      4.27      4.47
TOTAL...........................................................      4.15      4.01      3.94      3.97      3.78      3.82
ADJUSTED FOR THE EFFECT OF
CREDIT CARD SECURITIZATION:
Net Interest Revenue
   (In Millions of Dollars).....................................    $2,710    $2,616    $2,553    $2,567    $2,432    $2,472
Net Rate Spread (%)
 Total..........................................................      4.64      4.52      4.48      4.57      4.41      4.52
 U.S............................................................      4.64      4.71      4.73      4.83      4.52      4.56

(A) Includes appropriate allocations for capital and funding costs based on the location of the asset.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The 1994 second quarter provision for credit losses included $90 million to build the consumer and commercial allowance for credit losses. The second quarter also included a credit recovery of $318 million to the loan loss reserve pursuant to the Brazil refinancing agreement completed in the quarter.

The consumer credit loss provision included an additional provision above net write-offs of $50 million for the second quarter and $100 million year-to-date compared with $75 million and $150 million in the year-ago periods. As a percentage of average consumer loans, net write-offs declined to 1.50% during the quarter from 1.59% in the first quarter of 1994 and 1.82% in the 1993 second quarter. The decrease in the loss ratio compared with the second quarter of 1993 is largely due to lower net credit losses for U.S. credit cards.

The securitization of credit card receivables, which is more fully described on page 36, lowered reported credit losses by $264 million in the current quarter and $328 million in the same 1993 quarter.

The commercial credit loss provision, excluding the refinancing portfolio, was $122 million in the second quarter and $194 million in the first half of 1994, down $151 million and $358 million from the comparable periods in the prior year. The commercial provision (excluding the refinancing portfolio) included an addition to the reserve above net write-offs of $50 million in the quarter and $100 million in the first half of 1994, compared with $101 million and $176 million in the year-ago periods.

The cross-border refinancing portfolio provision included pretax releases from the related allowance of $10 million and $34 million in the 1994 second and first quarters, respectively.

Details of net write-offs (recoveries) and the provision for credit losses are included in the following table.


                                              2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.  1st Qtr.
(In Millions of Dollars)                       1994       1994       1993       1993       1993      1993
                                               -----      -----      -----      -----      -----     -----
Net Write-offs (Recoveries):
  Global Consumer.........................     $ 311      $ 328      $ 351      $ 356      $ 367     $ 336

  Global Finance..........................         9        (46)        16         69         36        36
  North America Commercial Real Estate....        63         68         78         49        136       168
                                               -----      -----      -----      -----      -----     -----
  Total Non-Refinancing Commercial........     $  72      $  22      $  94      $ 118      $ 172     $ 204
                                               -----      -----      -----      -----      -----     -----

  Cross-Border Refinancing Portfolio (A)..      (329)       (35)       (10)       (23)       120       (26)
                                               -----      -----      -----      -----      -----     -----
  Total...................................     $  54      $ 315      $ 435      $ 451      $ 659     $ 514
                                               =====      =====      =====      =====      =====     =====

Provision for Credit Losses:
  Global Consumer.........................     $ 361      $ 378      $ 414      $ 419      $ 442     $ 411

  Global Finance..........................        21        (34)        16         91         87       111
  North America Commercial Real Estate....       101        106        141        115        186       168
                                               -----      -----      -----      -----      -----     -----
  Total Non-Refinancing Commercial........     $ 122      $  72      $ 157      $ 206      $ 273     $ 279
                                               -----      -----      -----      -----      -----     -----

  Cross-Border Refinancing Portfolio......       (11)       (35)         -          -          -        (1)
                                               -----      -----      -----      -----      -----     -----
  Total...................................     $ 472      $ 415      $ 571      $ 625      $ 715     $ 689
                                               =====      =====      =====      =====      =====     =====

(A) Includes a credit recovery of $318 million to the loan loss reserve in the second quarter of 1994 as part of the recognition of fair value of securities received pursuant to the Brazil refinancing agreement completed in the quarter.

At June 30, 1994, the allowance for credit losses totaled $4,912 million, compared with $4,472 million at March 31, 1994, and $4,090 million at June 30, 1993. The entire credit allowance is available to absorb future charges that are presently unidentified and no part of the allowance is allocated to any specific credits. However, for analytical purposes, Citicorp views its allowance as attributable to the following portions of its credit portfolio.

                                      June 30  Mar. 31  Dec. 31  Sept. 30  June 30  Mar. 31
(In Millions of Dollars)               1994     1994     1993      1993     1993     1993
                                       ------   ------   ------    ------   ------   ------
Allowance:
Global Consumer.....................   $1,711   $1,639   $1,596    $1,550   $1,491   $1,412
Commercial (A)......................    3,201    2,595    2,545     2,482    2,394    2,296
Cross-Border Refinancing Portfolio..        -      238      238       228      205      325
                                       ------   ------   ------    ------   ------   ------

Total...............................   $4,912   $4,472   $4,379    $4,260   $4,090   $4,033
                                       ======   ======   ======    ======   ======   ======

Reserve For Global Consumer
 Sold Portfolios....................   $  503   $  538   $  527    $  559   $  557   $  557
                                       ======   ======   ======    ======   ======   ======

(A) Effective second quarter 1994, includes amounts related to the Cross-Border Refinancing portfolio.


The total allowance as a percentage of loans was 3.48% at June 30, 1994, up from 2.94% at the same time last year. The consumer portion of the allowance was 2.00% of period-end consumer loans at June 30, 1994, up from 1.83% at June 30, 1993. At June 30, 1994, Citicorp's allowance for commercial credit losses was 5.76% of period-end commercial loans, compared with 4.35% at June 30, 1993. Commencing June 30, 1994, Citicorp no longer allocates a portion of its reserve to the cross-border refinancing portfolio, which is now included in the commercial allowance.

Continued uncertainty in the economic environment could result in further increases in both the consumer and commercial portions of the allowance for credit losses and in the reserve for consumer sold portfolios.


FEE AND COMMISSION REVENUE

Fee and commission revenues were $1,239 million in the quarter and $2,498 million in the first half of 1994, down $14 million from the 1993 second quarter, but up $32 million from the first six months of 1993. The year-ago periods included fees related to the U.S. market data services business of Quotron ($0.1 billion in the first half of 1993), which was sold in the first quarter of 1994. The 1994 periods reflected increased fee revenues in both the Global Finance and Global Consumer businesses in the Emerging Economies. In addition, the first half of 1994 benefited from higher fee revenues in European private banking activities.

REVENUES FROM TRADING-RELATED ACTIVITIES

Revenues from Citicorp's trading-related activities are reported in Trading Account and Foreign Exchange on the income statement, but also include other amounts, principally reflected in Net Interest Revenue. The following table provides an analysis of trading activities revenues by income statement line and by trading business activity, primarily conducted in the Global Finance businesses, but including approximately $0.1 billion in the Global Consumer businesses in the first half of each year.

                            2nd Qtr.   Y-T-D    2nd Qtr.   Y-T-D
(In Billions of Dollars)     1994     1994(A)   1993(A)   1993(A)
                             -----     ----      ----      ----
BY INCOME STATEMENT LINE:
Trading Account............  $   -      $  -      $0.2      $0.4
Foreign Exchange...........    0.1       0.2       0.4       0.6
Other (B)..................    0.4       0.7       0.3       0.6
                             -----      ----      ----      ----
TOTAL......................  $ 0.5      $0.9      $0.9      $1.6
                             =====      ====      ====      ====

BY TRADING ACTIVITY:
Foreign Exchange (C).......  $ 0.2      $0.4      $0.3      $0.6
Derivative (D).............    0.1       0.2       0.2       0.4
Fixed Income (E)...........      -         -       0.1       0.2
Other (F)..................    0.2       0.3       0.3       0.4
                             -----      ----      ----      ----
TOTAL......................  $ 0.5      $0.9      $0.9      $1.6
                             =====      ====      ----      ====

(A) Includes approximately $0.1 billion in the Global Consumer businesses.
(B) Primarily net interest revenue.
(C) Includes foreign exchange spot, forward and option contracts.
(D) Primarily interest rate and currency swaps, options, financial futures, equity and commodity contracts.
(E) Principally debt instruments including government and corporate debt as well as mortgage-backed securities.
(F) Includes money market activities.


Revenues from trading-related activities declined to $0.5 billion in the quarter and $0.9 billion in the first half of 1994, compared with $0.9 billion and $1.6 billion in the year-ago periods. The quarter and first half revenues from trading-related activities, including derivatives, reflected continued customer demand for risk management products, while trading activities related to Citicorp's own account were adversely affected relative to the year-ago periods, as interest rates increased and market conditions were challenging and volatile.

TRADING ACCOUNT

Trading revenues were $19 million for the second quarter and $24 million for the first half of 1994, compared with $220 million and $437 million in the year-ago periods. Trading revenues in the quarter were affected by rising interest rates and volatile market conditions, particularly in Europe. Additionally, first half revenues were affected by the decline in value of Latin American securities held in the trading portfolio. The prior year's quarter and first half benefited from a sharp decline in interest rates, primarily in Europe.

FOREIGN EXCHANGE

Foreign exchange revenues were $140 million for the second quarter and $206 million for the first half of 1994, compared with $352 million and $592 million in the year-ago periods. Sustained revenues in most businesses were partially offset by the adverse effect of volatile conditions in the European currency markets.

SECURITIES TRANSACTIONS

Net gains from the sale of securities were $123 million in the second quarter of 1994, up $91 million from the second quarter of 1993. The net gain in the second quarter of 1994 reflects gross realized gains of $144 million ($206 million year-to-date) and gross realized losses of $21 million ($33 million year-to-date). The sale of Brazilian interest bonds received in a previous restructuring resulted in a realized gain of $71 million in the quarter.

Effective January 1, 1994, Citicorp adopted SFAS No. 115. At June 30, 1994, the net unrealized gain on available for sale securities included in stockholders' equity totaled $90 million after tax, down from $227 million at March 31, 1994, as a result of net realized gains on sales during the quarter, as well as a decline in the market value of securities in the available for sale portfolio at June 30, 1994.

Securities available for sale are carried at fair value. These values may fluctuate over time, based on market conditions, changes in market interest rates as well as events and trends affecting specific securities.

OTHER REVENUE
                                                                         Increase/(Decrease) vs.
                                                                         -----------------------
                                             2nd Qtr.       Y-T-D         2nd Qtr.        Y-T-D
(In Millions of Dollars)                       1994         1994          1993(A)        1993(A)
                                             --------       -----         --------       -------
Securitized Credit Card Receivables......     $ 236         $ 444          $(21)          $(57)
Venture Capital Gains....................        25           104             4             29
Affiliate Earnings.......................        52           117            14             38
Net Asset Gains..........................        51            81            76             27
Net (Losses) from Mortgage Pass-Through
 Securitization Activity.................        (9)          (47)            8             36
Foreign Currency Translation Gains.......         7             7            11             39
Other Items..............................         9            61            21             45
                                              -----         -----          ----           ----
   Total.................................     $ 371         $ 767          $113           $157
                                              =====         =====          ====           ====

(A) Reclassified to conform to latest quarter's presentation.


The decline in revenue related to securitized credit card receivables primarily reflects lower net interest spreads following a repricing of the portfolio during 1993 to a variable rate pricing structure, partially offset by reduced net credit losses. The effect of credit card receivable securitization is discussed in more detail on page 36.

Venture capital gains were $25 million for the quarter and $104 million for the first half of 1994, an increase of $4 million and $29 million from the comparable periods in 1993. Investments of venture capital subsidiaries are carried at fair value and earnings volatility can occur in the future, based on general market conditions as well as events and trends affecting specific venture capital investments. Affiliate earnings improved by $14 million and $38 million when compared to the second quarter and first half of 1993, largely due to increased activity in certain Latin American affiliates.

Net asset gains were $51 million for the quarter, compared with a loss of $25 million in the comparable period in 1993. The second quarter's results included recognition of $173 million representing the fair value of interest bonds received in connection with the Brazil refinancing agreement, offset in part by writedowns of $157 million in the value of certain investments in Latin America. The 1993 second quarter results included writedowns of certain investments, offset in part by a gain on sale of a portion of Citicorp's investment in the Brazilian telephone company, Telebras.

Net losses from mortgage pass-through securities sales were lower than the year-ago quarter, reflecting lower costs related to recourse exposure and a lower net adjustment for accelerated prepayments of securitized mortgages. Trends in interest rates and the rate of mortgage prepayments, as well as hedging transactions employed, affect the results related to servicing assets that are subject to prepayment risk.

OPERATING EXPENSE

EMPLOYEE EXPENSE

Employee expense was $1.3 billion in the second quarter and $2.5 billion in the first half of 1994, up $74 million and $133 million from the comparable 1993 periods. The increases reflect the continuing business expansion in the Emerging Economies, partially offset by the sale of the U.S. market data services business of Quotron.

OTHER EXPENSE

Other Expense was $1.2 billion in the quarter and $2.4 billion in the first half of 1994, $112 million and $250 million lower than the comparable 1993 periods. The improvement in both periods primarily resulted from lower net OREO costs in the North America Commercial Real Estate and Global Finance businesses. Second quarter and first half of 1994 expenses also reflected the continuing expansion in the Global Consumer and Global Finance businesses in the Emerging Economies, as well as higher marketing and account acquisition costs in the U.S. credit card business. Prior-year expenses included costs related to Quotron's U.S. market data services business, which was sold in the first quarter of 1994, and also included the previously reported charges related to the withdrawal from portfolio management activities in India.

RESTRUCTURING ACTIVITIES

Citicorp has taken a series of actions in recent years to control costs and improve productivity. In the past three years, these actions have included approximately $1.4 billion of restructuring charges, summarized below:

(In Millions of Dollars)    1993  1992  1991  Total
Workforce Reductions...... $ 319 $ 186 $ 257  $  762
Quotron...................     -     -   400     400
Other Asset Writedowns....    88    31    68     187
Other.....................    18    10    25      53
                           ----- ----- -----  ------

Total..................... $ 425 $ 227 $ 750  $1,402
                           ===== ===== =====  ======


A total of $1,082 million, including substantially all of the 1992 and 1991 charges, had been utilized through June 30, 1994. The $320 million remaining to be utilized, substantially all related to workforce reductions, includes $288 million of the 1993 charge, $24 million from 1992 and $8 million from 1991. Citicorp anticipates that substantially all of these amounts will be paid out in 1994 and 1995. While future changes in estimates may occur, it is expected that any such changes will be immaterial to Citicorp's operations.

The $762 million total amount of charges related to workforce reductions provided for the elimination of approximately eight thousand positions from the 1991 and 1992 charges and approximately six thousand positions contemplated from the 1993 charge. These include 8,700 in the Global Consumer business and 4,400 in Global Finance. Through the second quarter of 1994, approximately ten thousand positions had been eliminated through these programs, of which 6,200 were in Global Consumer and 3,300 in Global Finance. These actions are directed towards improved efficiency, rather than curtailments of business activity, and help to offset cost increases that otherwise result from inflation and business expansion.

Workforce reductions through these and previous restructuring programs, as well as through attrition, have been a major factor in the changes in Citicorp's staff levels. Over the period from 1991 to 1993, the number of employees declined by approximately 13,000, reaching 81,500 at year-end 1993. This decrease was net of approximately 6,000 added positions due to franchise expansion in the Emerging Economies and included reductions of approximately 12,000 in core businesses and 7,000 due to business sales.

The 1991 charge included $400 million for the restructuring of Quotron. Other asset writedowns included in the charges related to items to be disposed or sold pursuant to restructuring plans.


As shown in the following table, the charges related primarily to the North America, Europe and Japan businesses:



(In Millions of Dollars)               1993   1992   1991   Total
                                      -----  -----  -----  ------
North America, Europe and Japan (A).. $ 404  $ 179  $ 722  $1,305
Emerging Economies...................    21     48     28      97
                                      -----  -----  -----  ------

Total................................ $ 425  $ 227  $ 750  $1,402
                                      =====  =====  =====  ======


(A) Includes $345 million in 1993, $123 million in 1992, $606 million in 1991, and $1,084 million in total related to the United States. Amounts attributed to the United States include amounts related to Corporate Items and Quotron.


INCOME TAXES

Income tax expense of $245 million for the quarter included $395 million related to current operations, less a $150 million reduction of the deferred tax asset valuation allowance because of a reassessment of the expected level and mix of future earnings, as well as the positive impact on the tax outlook from the Brazil refinancing agreement concluded in the quarter. The taxes of $395 million related to current operations also benefited from a valuation allowance reduction ($50 million for the quarter, $70 million for the first half), reflecting the continued strength of current earnings and the corresponding additional carryback support created for deferred tax assets. The resulting effective tax rate on current operations for the first six months was 37%, compared with 39% for the first quarter of 1994 and 43% for the first six months of 1993.

EFFECT OF CREDIT CARD RECEIVABLES SECURITIZATION

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

During the second quarter of 1994, $0.5 billion of credit card receivables were sold. The total amount of securitized receivables, net of amortization, at June 30, 1994, was $23.8 billion.

The following table shows the net impact of the securitization of credit card receivables as an increase or (decrease) in the reported Consolidated Statement of Operations, Average Balance Sheet, Return on Assets, and Consumer Net Credit Loss Ratio. See page 33 for a further discussion.

                                         2nd Qtr.   2nd Qtr.  Y-T-D     Y-T-D
(In Millions of Dollars)                  1994       1993      1994      1993
                                          -----      -----   -------   -------

Net Interest Revenue.................     $(540)     $(576)  $(1,069)  $(1,197)
Fee and Commission Revenue...........        40         (9)       93         9
Other Revenue........................       236        257       444       501
Provision for Credit Losses..........      (264)      (328)     (532)     (687)
                                          -----      -----   -------   -------
Net Income Impact of Securitization..     $   0      $   0   $     0   $     0
                                          =====      =====   =======   =======

Average Assets ($ Billions)..........       (25)       (24)      (24)      (25)
Return on Assets (%).................       .12        .08       .10       .08
Consumer Net Credit Loss Ratio (%)...      (.64)      (.83)     (.65)     (.90)




The following table shows average credit card loans, net credit losses and related ratios for the managed U.S. and Canada credit card portfolio.



Average Credit Card Loans (In Billions
 of Dollars)................................   $33.5    $32.7    $33.5    $33.0

Net Credit Losses (In Millions of Dollars)..   $ 352    $ 447    $ 733    $ 918

    As a Percentage of Average
     Credit Card Loans......................    4.21%    5.48%    4.41%    5.61%

CONSOLIDATED STATEMENT OF OPERATIONS                   CITICORP and Subsidiaries

                                                                    1994     1993      1994     1993
                                                                   Second   Second     Six       Six
(In Millions of Dollars Except Per Share Amounts)                    Qtr.     Qtr.     Months   Months
                                                                    ------   ------  -------   -------
INTEREST REVENUE
Interest and Fees on Loans.......................................   $4,242   $3,987  $ 8,367   $ 8,267
Interest on Deposits with Banks..................................      292      283      578       505
Interest on Federal Funds Sold and Securities
 Purchased Under Resale Agreements...............................    1,537      634    2,662     1,128
Interest and Dividends on Securities
 U. S. Treasury and Federal Agencies.............................       60       57      116       110
 State and Municipal.............................................       20        -       32         1
 Other (Principally in offices outside the U.S.).................      222      170      417       317
Interest on Trading Account Assets...............................      523      549    1,182     1,221
                                                                    ------   ------  -------   -------
  Total Interest Revenue.........................................   $6,896   $5,680  $13,354   $11,549
                                                                    ------   ------  -------   -------

INTEREST EXPENSE
Interest on Deposits.............................................   $2,589   $2,396  $ 5,059   $ 4,821
Interest on Securities Sold, Not Yet Purchased...................       69       41      132        86
Interest on Other Borrowed Money.................................    1,517      890    2,776     1,919
Interest on Long-Term Debt and Subordinated Capital Notes........      563      500    1,144     1,023
                                                                    ------   ------  -------   -------
  Total Interest Expense.........................................   $4,738   $3,827  $ 9,111   $ 7,849
                                                                    ------   ------  -------   -------

NET INTEREST REVENUE.............................................   $2,158   $1,853  $ 4,243   $ 3,700
                                                                    ------   ------  -------   -------

PROVISION FOR CREDIT LOSSES......................................   $  472   $  715  $   887   $ 1,404
                                                                    ------   ------  -------   -------

NET INTEREST REVENUE AFTER PROVISION FOR
 CREDIT LOSSES...................................................   $1,686   $1,138  $ 3,356   $ 2,296
                                                                    ------   ------  -------   -------

FEES, COMMISSIONS AND OTHER REVENUE
Fees and Commissions.............................................   $1,239   $1,253  $ 2,498   $ 2,466
Trading Account..................................................       19      220       24       437
Foreign Exchange.................................................      140      352      206       592
Securities Transactions..........................................      123       32      173        48
Other Revenue....................................................      371      258      767       610
                                                                    ------   ------  -------   -------
 Total Fees, Commissions and Other Revenue.......................   $1,892   $2,115  $ 3,668   $ 4,153
                                                                    ------   ------  -------   -------

OTHER OPERATING EXPENSE
Salaries.........................................................   $  974   $  947  $ 1,928   $ 1,860
Employee Benefits................................................      285      238      568       503
                                                                    ------   ------  -------   -------
  Total Staff Expense............................................   $1,259   $1,185  $ 2,496   $ 2,363
Net Premises and Equipment Expense...............................      370      391      760       787
Other Expense....................................................      827      918    1,647     1,870
                                                                    ------   ------  -------   -------
  Total Other Operating Expense..................................   $2,456   $2,494  $ 4,903   $ 5,020
                                                                    ------   ------  -------   -------

INCOME BEFORE TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES..   $1,122   $  759  $ 2,121   $ 1,429
Income Taxes.....................................................      245      313      635       613
                                                                    ------   ------  -------   -------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES............   $  877   $  446  $ 1,486   $   816

Cumulative Effect of Accounting Changes (A)......................        -        -      (56)      300
                                                                    ------   ------  -------   -------

NET INCOME.......................................................   $  877   $  446  $ 1,430   $ 1,116
                                                                    ======   ======  =======   =======

INCOME APPLICABLE TO COMMON STOCK................................   $  790   $  370  $ 1,256   $   966
                                                                    ======   ======  =======   =======

EARNINGS PER SHARE:
ON COMMON AND COMMON EQUIVALENT SHARES
Income Before Cumulative Effect of Accounting Changes............    $1.83    $0.88    $3.07   $  1.59
Cumulative Effect of Accounting Changes (A)......................        -        -    (0.13)     0.67
                                                                    ------   ------  -------   -------
Net Income.......................................................    $1.83    $0.88    $2.94   $  2.26
                                                                    ======   ======  =======   =======

ASSUMING FULL DILUTION
Income Before Cumulative Effect of Accounting Changes............    $1.64    $0.82    $2.77   $  1.49
Cumulative Effect of Accounting Changes (A)......................        -        -    (0.11)     0.57
                                                                    ------   ------  -------   -------
Net Income.......................................................    $1.64    $0.82    $2.66   $  2.06
                                                                    ======   ======  =======   =======

(A) Represents the cumulative effect of adopting SFAS No. 112, "Employers' Accounting for Postemployment Benefits," as of January 1, 1994. The 1993 results include the cumulative effect of adopting SFAS No. 109, "Accounting for Income Taxes," as of January 1, 1993.


CONSOLIDATED BALANCE SHEET                                            CITICORP and Subsidiaries

                                                                     June 30             Dec. 31
(In Millions of Dollars)                                               1994              1993(A)
                                                                    --------            --------
ASSETS
Cash and Due from Banks.....................................        $  5,542            $  4,836
Deposits at Interest with Banks.............................           7,720               6,749
Securities (B):
      Held to Maturity......................................           5,099               5,637
      Available for Sale....................................          13,018               8,705
      Venture Capital.......................................           1,618               1,489
Trading Account Assets (C)..................................          51,959              23,783
Federal Funds Sold and Securities Purchased Under
      Resale Agreements.....................................           9,050               7,339
Loans, Net
      Consumer..............................................        $ 85,531            $ 84,354
      Commercial (B)........................................          55,561              54,613
                                                                    --------            --------
      Loans, Net of Unearned Income.........................        $141,092            $138,967
      Allowance for Credit Losses...........................          (4,912)             (4,379)
                                                                    --------            --------
        Total Loans, Net....................................        $136,180            $134,588
Customers' Acceptance Liability.............................           1,311               1,512
Premises and Equipment, Net.................................           3,945               3,842
Interest and Fees Receivable................................           2,716               2,552
Other Assets................................................          16,088              15,542
                                                                    --------            --------
TOTAL.......................................................        $254,246            $216,574
                                                                    ========            ========
LIABILITIES
Non-Interest-Bearing Deposits in U.S. Offices...............        $ 13,322            $ 13,442
Interest-Bearing Deposits in U.S. Offices...................          36,982              38,347
Non-Interest-Bearing Deposits in Offices Outside the U.S....           7,660               6,644
Interest-Bearing Deposits in Offices Outside the U.S........          94,328              86,656
                                                                    --------            --------
        Total Deposits......................................        $152,292            $145,089
Trading Account Liabilities (C).............................          32,817               5,478
Purchased Funds and Other Borrowings........................          20,748              16,777
Acceptances Outstanding.....................................           1,329               1,531
Accrued Taxes and Other Expenses............................           6,262               6,452
Other Liabilities...........................................           8,368               9,134
Long-Term Debt..............................................          15,058              16,010
Subordinated Capital Notes..................................           1,750               2,150
STOCKHOLDERS' EQUITY
Preferred Stock (Without par value).........................        $  4,062            $  3,887
Common Stock ($1.00 par value)..............................             417                 412
 Issued Shares:  416,633,394 and 412,017,300, respectively
Surplus.....................................................           4,030               3,898
Retained Earnings...........................................           7,922               6,729
Net Unrealized Gains - Securities Available for Sale (B)....              90                   -
Foreign Currency Translation................................            (505)               (580)
Common Stock in Treasury, at Cost...........................            (394)               (393)
                                                                    --------            --------
  Shares:  25,351,917 and 25,527,133, respectively
      Total Stockholders' Equity............................        $ 15,622            $ 13,953
                                                                    --------            --------
TOTAL.......................................................        $254,246            $216,574
                                                                    ========            ========

(A) Reclassified to conform to latest quarter's presentation.
(B) Balances at June 30, 1994 reflect the effect of implementing SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in 1994 including the reclassification of "Brady Bonds" from Commercial Loans to Held to Maturity and Available for Sale Securities. See footnote D on page 49 for additional discussion.
(C) Reflects the implementation in 1994 of FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," related to derivative and foreign exchange contracts. At June 30, 1994, Trading Account Assets and Trading Account Liabilities include $32.0 billion and $30.0 billion, respectively, of unrealized gains and losses, net of master netting agreements, and other amounts related to these contracts (see page 26 for additional discussion). In accordance with the FASB Interpretation, the balance sheet at December 31, 1993 was not restated for this change and Trading Account Assets and Liabilities at that date included $5.7 billion and $3.1 billion, respectively, related to these contracts. Other than the foregoing amounts related to derivative and foreign exchange contracts, Trading Account Assets included U.S. Government securities and other trading assets aggregating $20.0 billion at June 30, 1994 and $18.1 billion at December 31, 1993. Trading Account Liabilities included short sale liabilities of $2.8 billion at June 30, 1994 and $2.4 billion at December 31, 1993.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                       CITICORP and Subsidiaries

                                                                                      Six Months
                                                                                   -----------------
(In Millions of Dollars)                                                            1994      1993
                                                                                   -------   -------
Balance at Beginning of Period...................................................  $13,953   $11,181
Adoption of SFAS No. 115, Net Unrealized Gains on Securities Available for Sale..      365         -
Preferred Stock Issuance, Net of Related Costs...................................      170       315
Issuance of Common Stock Under Various
 Staff Benefit Plans (Net of Amortization),
 the Dividend Reinvestment Plan, and
 the Conversion of Convertible Notes.............................................      141       148
Net Income.......................................................................    1,430     1,116
Cash Dividends Declared:
    Common.......................................................................      (58)        -
    Preferred....................................................................     (178)     (148)
Change in Net Unrealized Gains on Securities Available for Sale..................     (275)        -
Foreign Currency Translation.....................................................       75       (72)
Treasury Stock Transactions at Cost..............................................       (1)        -
                                                                                   -------   -------
Balance at End of Period.........................................................  $15,622   $12,540
                                                                                   =======   =======



CONSOLIDATED STATEMENT OF CASH FLOWS                                                     CITICORP and Subsidiaries
                                                                                                Six Months
                                                                                         -------------------------
(In Millions of Dollars)                                                                    1994         1993(A)
                                                                                         ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income.............................................................................  $   1,430      $   1,116
                                                                                         ---------      ---------
Adjustments to Reconcile Net Income to Net Cash Provided By (Used In) Operating
 Activities:
 Provision for Credit Losses...........................................................  $     887      $   1,404
 Depreciation and Amortization of Premises and Equipment...............................        271            279
 Amortization of Goodwill..............................................................         24             27
 Provision for Deferred Taxes..........................................................       (636)          (127)
 Cumulative Effect of Accounting Change................................................         56           (300)
 Venture Capital Activity..............................................................       (129)           (84)
 (Gain) on Sale of Securities..........................................................       (173)           (48)
 Net (Gain) on the Sale of Subsidiaries and Affiliates.................................        (11)           (94)
 Changes in Accruals and Other, Net....................................................     (1,993)         1,083
 Net (Increase) in Trading Account Assets..............................................    (28,176)        (3,355)
 Net Increase in Trading Account Liabilities...........................................     27,339          1,924
                                                                                         ---------      ---------
Total Adjustments......................................................................  $  (2,541)     $     709
                                                                                         ---------      ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES....................................  $  (1,111)     $   1,825
                                                                                         ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Net (Increase) in Deposits at Interest with Banks.....................................  $    (971)     $    (173)
SECURITIES - HELD TO MATURITY
 Purchases.............................................................................     (6,616)        (7,518)
 Maturities............................................................................      8,634          8,351
SECURITIES - AVAILABLE FOR SALE
 Purchases.............................................................................    (10,166)        (6,872)
 Proceeds from Sales...................................................................      4,963          3,565
 Maturities............................................................................      3,006          2,542
Net (Increase) in Federal Funds Sold and Securities
 Purchased Under Resale Agreements.....................................................     (1,711)        (1,985)
Net (Increase) in Loans................................................................    (50,416)       (44,358)
Proceeds from Sales of Loans and Credit Card Receivables...............................     44,726         41,731
Capital Expenditures on Premises and Equipment.........................................       (631)          (379)
Proceeds from Sales of Premises and Equipment..........................................        203             71
Proceeds from Sales of Subsidiaries and Affiliates.....................................         21            154
Proceeds from Sales of Other Real Estate Owned (OREO)..................................        762            782
                                                                                         ---------      ---------
NET CASH (USED IN) INVESTING ACTIVITIES................................................  $  (8,196)     $  (4,089)
                                                                                         ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net Increase in Deposits..............................................................  $   7,203      $   3,105
 Net Increase in Federal Funds Purchased and Securities Sold
  Under Repurchase Agreements..........................................................      3,434             34
 Proceeds from Issuance of Commercial Paper and Funds Borrowed with
  Original Maturities of Less Than One Year............................................    143,547        175,923
 Repayment of Commercial Paper and Funds Borrowed with
  Original Maturities of Less Than One Year............................................   (142,736)      (176,787)
 Proceeds from Issuance of Long-Term Debt..............................................        996          2,161
 Repayment of Long-Term Debt...........................................................     (2,478)        (2,989)
 Proceeds from Issuance of Preferred Stock.............................................        170            315
 Proceeds from Issuance of Common Stock................................................        117            144
 Dividends Paid........................................................................       (232)          (148)
                                                                                         ---------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES..............................................  $  10,021      $   1,758
                                                                                         ---------      ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND DUE FROM BANKS.............................  $      (8)     $    (109)
                                                                                         ---------      ---------
Net Increase (Decrease) in Cash and Due from Banks.....................................  $     706      $    (615)
Cash and Due from Banks at Beginning of Period.........................................      4,836          5,138
                                                                                         ---------      ---------
CASH AND DUE FROM BANKS AT END OF PERIOD...............................................  $   5,542      $   4,523
                                                                                         =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period for:
 Interest..............................................................................  $   8,141      $   6,908
 Income Taxes..........................................................................  $   1,016      $     571
NON-CASH INVESTING ACTIVITIES
Transfer from Loans to OREO............................................................  $     672      $   1,059

(A) Reclassified to conform to latest quarter's presentation.


CONSOLIDATED BALANCE SHEET                                                               CITIBANK, N.A. and Subsidiaries
                                                                                          June 30           Dec. 31(A)
(In Millions of Dollars)                                                                    1994               1993
                                                                                         ---------          ---------
ASSETS
Cash and Due from Banks................................................................  $   4,904          $   4,005
Deposits at Interest with Banks........................................................      7,846              7,137
Securities (B):
  Held to Maturity.....................................................................      3,669              2,927
  Available for Sale...................................................................      9,987              7,670
  Venture Capital......................................................................        965                842
Trading Account Assets (C).............................................................     47,048             20,786
Federal Funds Sold and Securities Purchased Under
  Resale Agreements....................................................................      5,868              4,392
Loans, Net of Unearned Income (B)......................................................  $ 113,557          $ 109,459
  Allowance for Credit Losses..........................................................     (3,993)            (3,471)
                                                                                         ---------          ---------
  Total Loans, Net.....................................................................  $ 109,564          $ 105,988
Customers' Acceptance Liability........................................................      1,311              1,512
Premises and Equipment, Net............................................................      3,101              2,973
Interest and Fees Receivable...........................................................      1,948              1,803
Other Assets...........................................................................     10,153              9,107
                                                                                         ---------          ---------

TOTAL..................................................................................  $ 206,364          $ 169,142
                                                                                         =========          =========

LIABILITIES
Non-Interest-Bearing Deposits in U.S. Offices..........................................  $  10,574          $  10,207
Interest-Bearing Deposits in U.S. Offices..............................................     22,637             23,077
Non-Interest-Bearing Deposits in Offices Outside the U.S...............................      7,502              6,439
Interest-Bearing Deposits in Offices Outside the U.S...................................     89,821             83,239
                                                                                         ---------          ---------
  Total Deposits.......................................................................  $ 130,534          $ 122,962
Trading Account Liabilities (C)........................................................     32,503              4,509
Purchased Funds and Other Borrowings...................................................     13,214             11,742
Acceptances Outstanding................................................................      1,329              1,530
Accrued Taxes and Other Expenses.......................................................      4,032              3,740
Other Liabilities......................................................................      4,866              5,722
Long-Term Debt.........................................................................      3,006              3,089
Subordinated Notes.....................................................................      4,700              4,700

STOCKHOLDER'S EQUITY
Capital Stock ($20.00 par).............................................................  $     751          $     751
Outstanding Shares:  37,534,553 in each period
Surplus................................................................................      5,944              5,912
Retained Earnings......................................................................      6,023              5,146
Net Unrealized Gains - Securities
  Available for Sale (B)...............................................................         69                  -
Foreign Currency Translation...........................................................       (607)              (661)
                                                                                         ---------          ---------
  Total Stockholder's Equity...........................................................  $  12,180          $  11,148
                                                                                         ---------          ---------

TOTAL..................................................................................  $ 206,364          $ 169,142
                                                                                         =========          =========

(A) Reclassified to conform to latest quarter's presentation.
(B) Balances at June 30, 1994 reflect the effect of implementing SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in 1994 including the reclassification of "Brady Bonds" from Commercial Loans to Held to Maturity and Available for Sale Securities. See footnote D on page 49 for additional discussion.
(C) Reflect the implementation in 1994 of FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," related to derivative and foreign exchange contracts. At June 30, 1994, Trading Account Assets and Trading Account Liabilities include $32.8 billion and $30.7 billion, respectively, of unrealized gains and losses, net of master netting agreements, and other amounts related to these contracts (see page 26 for additional discussion). In accordance with the FASB Interpretation, the balance sheet at December 31, 1993 was not restated for this change and Trading Account Assets and Liabilities at that date included $5.5 billion and $3.0 billion, respectively, related to these contracts. Other than the foregoing amounts related to derivative and foreign exchange contracts, Trading Account Assets included U.S. government securities and other trading assets aggregating $14.2 billion at June 30, 1994 and $15.3 billion at December 31, 1993. Trading Account Liabilities included short sale liabilities of $1.8 billion at June 30, 1994 and $1.5 billion at December 31, 1993.

CALCULATION OF NET INCOME PER SHARE                             Six Months Ended                   Six Months Ended
                                                                  June 30, 1994                      June 30, 1993
                                                        ---------------------------------    -------------------------------
                                                            On Common                           On Common
                                                            and Common      Assuming Full      and Common       Assuming Full
(In Millions Except Per Share Amounts)                   Equivalent Shares      Dilution     Equivalent Shares     Dilution
                                                         -----------------  -------------    -----------------  -------------
INCOME APPLICABLE TO COMMON STOCK
a. Distributed Portion - Dividends....................         $   58           $   58              $    -          $    -
Undistributed Portion Before Cumulative
  Effect of Accounting Changes........................          1,254            1,254                 666             666
Dividends on Conversion Preferred Stock, Series 15....             47               47                  47              47
Dividends on Convertible Preferred Stock, Series 12
 and Series 13........................................              -               68                   -              68
                                                               ------           ------              ------          ------
b. Income Applicable to Common Stock Before
  Cumulative Effect of Accounting Changes, Adjusted...         $1,359           $1,427              $  713          $  781
c. Cumulative Effect of Accounting Changes............            (56)             (56)                300             300
                                                               ------           ------              ------          ------

TOTAL.................................................         $1,303           $1,371              $1,013          $1,081
                                                               ======           ======              ======          ======


SHARES
Weighted-Average Common Shares Outstanding (A)........          389.1            389.1               372.0           372.0
Common Equivalent Shares:
Conversion Preferred Stock, Series 15.................           42.8             42.8                65.5            65.5
Other (B).............................................            8.5              8.7                 8.2            10.5
Convertible Preferred Stock, Series 12 and Series 13..              -             73.0                   -            73.0
Convertible Notes.....................................              -                -                   -              .1
                                                               ------           ------              ------          ------
d. Shares Applicable to Distributed Portion...........          440.4            513.6               445.7           521.1

Book Value Shares Issuable Under Stock Option and
the Executive Incentive Compensation Plans............            1.9              1.9                 2.4             2.4
                                                               ------           ------              ------          ------
e. Shares Applicable to Undistributed Portion.........          442.3            515.5               448.1           523.5
                                                               ======           ======              ======          ======


EARNINGS PER SHARE

a/d DISTRIBUTED PORTION...............................         $ 0.13           $ 0.11              $    -          $    -
(b-a)/e UNDISTRIBUTED PORTION BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGES..........................           2.94             2.66                1.59            1.49
                                                               ------           ------              ------          ------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING
CHANGES...............................................           3.07             2.77                1.59            1.49
c/e CUMULATIVE EFFECT OF ACCOUNTING CHANGES...........           (.13)            (.11)                .67             .57
                                                               ------           ------              ------          ------

NET INCOME............................................         $ 2.94           $ 2.66              $ 2.26          $ 2.06
                                                               ======           ======              ======          ======

(A) Includes book value shares of 1.1 million for the six months ended June 30, 1994 and 1993.
(B) Other Common Equivalent Shares represent shares issuable under the Executive Incentive Compensation Plan and the dilutive effect of market value shares issuable under Stock Option, Stock Incentive and Stock Purchase Plans computed using the treasury stock method.

AVERAGE BALANCES AND INTEREST RATES                    CITICORP and Subsidiaries
(Taxable Equivalent Basis) (A) (B)

                                                          Second Quarter 1994               Second Quarter 1993
                                                     -----------------------------     ------------------------------
                                                                              %                                  %
                                                     Average               Average     Average                Average
(Dollars In Millions)                                 Volume    Interest     Rate       Volume     Interest     Rate
                                                     --------   --------   -------    --------     --------   -------
INTEREST REVENUE
LOANS (NET OF UNEARNED INCOME) (C)
Consumer Loans
In U.S. Offices....................................  $ 41,923     $1,020     9.76     $ 44,211      $1,068      9.69
In Offices Outside the U.S. (D)....................    41,457      1,323    12.80       36,683       1,198     13.10
                                                     --------     ------              --------      ------
TOTAL CONSUMER LOANS...............................  $ 83,380     $2,343    11.27     $ 80,894      $2,266     11.24
                                                     --------     ------              --------      ------
Commercial Loans
In U.S. Offices
 Commercial and Industrial.........................  $ 10,386     $  190     7.34     $ 10,373      $  175      6.77
 Mortgage and Real Estate..........................     6,695        107     6.41        8,532         100      4.70
 Loans to Financial Institutions...................       508          4     3.16          484           4      3.31
 Lease Financing...................................     3,498         58     6.65        3,530          69      7.84
In Offices Outside the U.S. (D)....................    34,137      1,540    18.09       35,035       1,374     15.73
                                                     --------     ------              --------      ------
 TOTAL COMMERCIAL LOANS............................  $ 55,224     $1,899    13.79     $ 57,954      $1,722     11.92
                                                     --------     ------              --------      ------
  TOTAL LOANS......................................  $138,604     $4,242    12.28     $138,848      $3,988     11.52
                                                     --------     ------              --------      ------
FUNDS SOLD AND RESALE AGREEMENTS
In U.S. Offices....................................  $ 15,522     $  148     3.82     $ 10,982      $   81      2.96
In Offices Outside the U.S. (D)....................     3,116      1,389   178.80        1,995         553    111.18
                                                     --------     ------              --------      ------
  TOTAL............................................  $ 18,638     $1,537    33.08     $ 12,977      $  634     19.60
                                                     --------     ------              --------      ------
SECURITIES
HELD TO MATURITY
In U.S. Offices
 U. S. Treasury and Federal Agencies...............  $  2,266     $   30     5.31     $  2,250      $   28      4.99
 State and Municipal...............................         -          -        -            -           -         -
 Other.............................................        42          1     9.55          160           3      7.52
In Offices Outside the U.S. (principally local
 government issues) (D)............................     2,972         44     5.94        2,008          44      8.79
                                                     --------     ------              --------      ------
  TOTAL............................................  $  5,280     $   75     5.70     $  4,418      $   75      6.81
                                                     --------     ------              --------      ------
AVAILABLE FOR SALE
In U.S. Offices
 US. Treasury and Federal Agencies.................  $  1,668     $   24     5.77     $  1,695      $   29      6.86
 State and Municipal...............................     1,359         29     8.56           14           -      7.20
 Other.............................................       953          9     3.79          472           5      4.25
In Offices Outside the U.S. (D)....................     7,469        172     9.24        4,868         116      9.56
                                                     --------     ------              --------      ------
  TOTAL............................................  $ 11,449     $  234     8.20     $  7,049      $  150      8.54
                                                     --------     ------              --------      ------
VENTURE CAPITAL
In U.S. Offices....................................  $  1,341     $    3      .90     $  1,169      $    3      1.03
In Offices Outside the U.S.........................       206          1     1.95          230           -       .43
                                                     --------     ------              --------      ------
  TOTAL............................................  $  1,547     $    4     1.04     $  1,399      $    3       .86
                                                     --------     ------              --------      ------
  TOTAL SECURITIES.................................  $ 18,276     $  313     6.87     $ 12,866      $  228      7.11
                                                     --------     ------              --------      ------
TRADING ACCOUNT ASSETS
In U.S. Offices....................................  $ 14,457     $  215     5.97     $ 13,447      $  182      5.43
In Offices Outside the U.S. (D)....................    10,716        309    11.57        9,787         368     15.08
                                                     --------     ------              --------      ------
  TOTAL............................................  $ 25,173     $  524     8.35     $ 23,234         550      9.49
                                                     --------     ------              --------      ------
Interest-Bearing Deposits (principally in Offices
 Outside the U.S.) (C) (D).........................  $  9,042     $  292    12.95     $  8,955      $  283     12.68
                                                     --------     ------              --------      ------
Total Interest-Earning Assets......................  $209,733     $6,908    13.21     $196,880      $5,683     11.58
                                                                  ======                            ======
Non-Interest-Earning Assets (E)....................    48,343                           29,846
                                                     --------                         --------
TOTAL ASSETS.......................................  $258,076                         $226,726
                                                     ========                         ========

(A) The Taxable Equivalent Adjustment is based on the U.S. Federal Statutory Tax Rate.
(B) Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(C) Loans and interest-bearing deposits in the table above include cash-basis loans and cash-basis bank placements, respectively.
(D) Average rates in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain Latin American countries.
(E) Gross unrealized gains and losses on off-balance sheet trading positions related to the implementation of FASB Interpretation No. 39 in the 1994 periods are reported in non-interest-earning assets and liabilities, respectively.

AVERAGE BALANCES AND INTEREST RATES (CONTINUED)        CITICORP and Subsidiaries
(Taxable Equivalent Basis) (A) (B)

                                                         Year-To-Date 1994               Year-To-Date 1993
                                                     ---------------------------   ---------------------------
                                                                            %                             %
                                                      Average            Average   Average             Average
(Dollars In Millions)                                 Volume   Interest    Rate    Volume   Interest    Rate
                                                     --------   -------  -------  --------  --------   -------
INTEREST REVENUE
LOANS (NET OF UNEARNED INCOME) (C)
Consumer Loans
In U.S. Offices....................................  $ 42,725   $ 2,087     9.85  $ 45,062   $ 2,160      9.67
In Offices Outside the U.S. (D)....................    40,776     2,565    12.69    36,254     2,396     13.33
                                                     --------   -------           --------   -------
TOTAL CONSUMER LOANS...............................  $ 83,501   $ 4,652    11.23  $ 81,316   $ 4,556     11.30
                                                     --------   -------           --------   -------
Commercial Loans
In U.S. Offices
 Commercial and Industrial.........................  $ 10,144   $   370     7.36  $ 10,573   $   331      6.31
 Mortgage and Real Estate..........................     7,007       200     5.76     8,804       205      4.70
 Loans to Financial Institutions...................       468         7     3.02       454         5      2.22
 Lease Financing...................................     3,506       118     6.79     3,525       136      7.78
In Offices Outside the U.S. (D)....................    33,676     3,019    18.08    34,793     3,037     17.60
                                                     --------   -------           --------   -------
 TOTAL COMMERCIAL LOANS............................  $ 54,801   $ 3,714    13.67  $ 58,149   $ 3,714     12.88
                                                     --------   -------           --------   -------
  TOTAL LOANS......................................  $138,302   $ 8,366    12.20  $139,465   $ 8,270     11.96
                                                     --------   -------           --------   -------
FUNDS SOLD AND RESALE AGREEMENTS
In U.S. Offices....................................  $ 16,283   $   275     3.41  $ 10,891   $   163      3.02
In Offices Outside the U.S. (D)....................     2,942     2,387   163.62     1,933       965    100.67
                                                     --------   -------           --------   -------
  TOTAL............................................  $ 19,225   $ 2,662    27.92  $ 12,824   $ 1,128     17.74
                                                     --------   -------           --------   -------
SECURITIES
HELD TO MATURITY
In U.S. Offices
 U. S. Treasury and Federal Agencies...............  $  2,013   $    54     5.41  $  2,102   $    49      4.70
 State and Municipal...............................         -         -        -         -         -         -
 Other.............................................        48         2     8.40       146         6      8.29
In Offices Outside the U.S. (principally local
 government issues) (D)............................     3,157        93     5.94     2,098        95      9.13
                                                     --------   -------           --------   -------
  TOTAL............................................  $  5,218   $   149     5.76  $  4,346   $   150      6.96
                                                     --------   -------           --------   -------
AVAILABLE FOR SALE
In U.S. Offices
 US. Treasury and Federal Agencies.................  $  1,749   $    49     5.65  $  1,683   $    58      6.95
 State and Municipal...............................     1,118        41     7.40        14         -      7.49
 Other.............................................       840        19     4.56       480        11      4.62
In Offices Outside the U.S. (D)....................     6,850       307     9.04     4,608       202      8.84
                                                     --------   -------           --------   -------
  TOTAL............................................  $ 10,557   $   416     7.95  $  6,785   $   271      8.05
                                                     --------   -------           --------   -------
VENTURE CAPITAL
In U.S. Offices....................................  $  1,314   $     9     1.38  $  1,144   $     7      1.23
In Offices Outside the U.S.........................       206         4     3.92       225         2      1.80
                                                     --------   -------           --------   -------
  TOTAL............................................  $  1,520   $    13     1.72  $  1,369   $     9      1.33
                                                     --------   -------           --------   -------
  TOTAL SECURITIES.................................  $ 17,295   $   578     6.74  $ 12,500   $   430      6.94
                                                     --------   -------           --------   -------
TRADING ACCOUNT ASSETS
In U.S. Offices....................................  $ 14,438   $   409     5.71  $ 13,758   $   367      5.38
In Offices Outside the U.S. (D)....................    11,428       775    13.68     9,436       856     18.29
                                                     --------   -------           --------   -------
  TOTAL............................................  $ 25,866   $ 1,184     9.23  $ 23,194     1,223     10.63
                                                     --------   -------           --------   -------
Interest-Bearing Deposits (principally in Offices
 Outside the U.S.) (C) (D).........................  $  9,601   $   578    12.14  $  8,628   $   505     11.80
                                                     --------   -------           --------   -------
Total Interest-Earning Assets......................  $210,289   $13,368    12.82  $196,611   $11,556     11.85
                                                                =======                      =======
Non-Interest-Earning Assets (E)....................    45,335                       29,049
                                                     --------                     --------
TOTAL ASSETS.......................................  $255,624                     $225,660
                                                     ========                     ========

(A) The Taxable Equivalent Adjustment is based on the U.S. Federal Statutory Tax Rate.
(B) Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(C) Loans and interest-bearing deposits in the table above include cash-basis loans and cash-basis bank placements, respectively.
(D) Average rates in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain Latin American countries.
(E) Gross unrealized gains and losses on off-balance sheet trading positions related to the implementation of FASB Interpretation No. 39 in the 1994 periods are reported in non-interest-earning assets and liabilities, respectively.

AVERAGE BALANCES AND INTEREST RATES (CONTINUED)        CITICORP and Subsidiaries
(Taxable Equivalent Basis) (A) (B)

                                                  Second Quarter 1994           Second Quarter 1993
                                              ---------------------------   ---------------------------
                                                                     %                            %
                                               Average            Average   Average             Average
(Dollars In Millions)                          Volume   Interest   Rate     Volume    Interest    Rate
                                              --------  --------  -------   -------   --------  -------
INTEREST EXPENSE
DEPOSITS
In U.S. Offices
   Savings Deposits (C).....................  $ 26,224    $  130     1.99   $ 26,212    $  120    1.84
   Negotiable Certificates of Deposit.......       973        12     4.95      1,542        25    6.50
   Other Time Deposits......................    10,232       117     4.59     12,900       233    7.24
                                              --------    ------            --------    ------
      Total U.S. Interest-Bearing Deposits..  $ 37,429    $  259     2.78   $ 40,654    $  378    3.73
In Offices Outside the U.S. (D).............    96,040     2,330     9.73     88,542     2,018    9.14
                                              --------    ------            --------    ------
      TOTAL.................................  $133,469    $2,589     7.78   $129,196    $2,396    7.44
                                              --------    ------            --------    ------
TRADING ACCOUNT LIABILITIES
In U.S. Offices.............................  $  3,246    $   45     5.56   $  1,873    $   26    5.57
In Offices Outside the U.S. (D).............     1,654        24     5.82      1,507        15    3.99
                                              --------    ------            --------    ------
      TOTAL.................................  $  4,900    $   69     5.65   $  3,380    $   41    4.87
                                              --------    ------            --------    ------
FUNDS BORROWED
In U.S. Offices
 Purchased Funds and Other Borrowings
   Federal Funds Purchased and Securities
      Sold Under Agreements to Repurchase...  $ 20,894    $  196     3.76   $ 16,601    $  129    3.12
   Commercial Paper.........................     1,957        20     4.10        656         5    3.06
   Other Purchased Funds....................     3,042        88    11.60      1,959        80   16.38
 Long-Term Debt, Convertible Notes and
  Subordinated Capital Notes................    14,167       201     5.69     16,715       250    6.00
                                              --------    ------            --------    ------
      Total in U.S. Offices.................  $ 40,060    $  505     5.06   $ 35,931    $  464    5.18
In Offices Outside the U.S. (D).............     9,099     1,575    69.43      9,311       926   39.89
                                              --------    ------            --------    ------
      TOTAL.................................  $ 49,159    $2,080    16.97   $ 45,242    $1,390   12.32
                                              --------    ------            --------    ------
Total Interest-Bearing Liabilities..........  $187,528    $4,738    10.13   $177,818    $3,827    8.63
                                                          ------                        ------
Demand Deposits in U.S. Offices.............    12,598                        11,822
Other Non-Interest-Bearing Liabilities (E)..    42,926                        25,045
Total Stockholders' Equity..................    15,024                        12,041
                                              --------                      --------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY.....................................  $258,076                      $226,726
                                              ========                      ========

NET INTEREST REVENUE AS A PERCENTAGE
 OF AVERAGE INTEREST-EARNING ASSETS.........              $2,170     4.15               $1,856    3.78
                                                          ======                        ======

(A) The Taxable Equivalent Adjustment is based on the U.S. Federal Statutory Tax Rate.
(B) Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(C) Savings Deposits consist of Insured Money Market Rate accounts, NOW accounts and other Savings Deposits.
(D) Average rates in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain Latin American countries.
(E) Gross unrealized gains and losses on off-balance sheet trading positions related to the implementation of FASB Interpretation No. 39 in the 1994 periods are reported in non-interest-earning assets and liabilities, respectively.

AVERAGE BALANCES AND INTEREST RATES (CONTINUED)    CITICORP and Subsidiaries

(Taxable Equivalent Basis) (A) (B)

                                                   Year-To-Date 1994             Year-To-Date 1993
                                              ---------------------------   -------------------------
                                                                     %                            %
                                               Average            Average   Average            Average
(Dollars In Millions)                          Volume   Interest   Rate     Volume   Interest    Rate
                                              --------    ------  -------  --------    ------  -------
INTEREST EXPENSE
DEPOSITS
In U.S. Offices
   Savings Deposits (C).....................  $ 26,298    $  246     1.89  $ 26,455    $  253    1.93
   Negotiable Certificates of Deposit.......       959        22     4.63     1,599        52    6.56
   Other Time Deposits......................    10,463       280     5.40    13,552       435    6.47
                                              --------    ------           --------    ------
      Total U.S. Interest-Bearing Deposits..  $ 37,720    $  548     2.93  $ 41,606    $  740    3.59
In Offices Outside the U.S. (D).............    95,278     4,513     9.55    87,309     4,081    9.43
                                              --------    ------           --------    ------
      TOTAL.................................  $132,998    $5,061     7.67  $128,915    $4,821    7.54
                                              --------    ------           --------    ------
TRADING ACCOUNT LIABILITIES
In U.S. Offices.............................  $  3,347    $   88     5.30  $  1,877    $   54    5.80
In Offices Outside the U.S. (D).............     1,705        43     5.09     1,411        32    4.58
                                              --------    ------           --------    ------
      TOTAL.................................  $  5,052    $  131     5.23  $  3,288    $   86    5.27
                                              --------    ------           --------    ------
FUNDS BORROWED
In U.S. Offices
 Purchased Funds and Other Borrowings
   Federal Funds Purchased and Securities
      Sold Under Agreements to Repurchase...  $ 21,325    $  360     3.40  $ 16,608    $  258    3.13
   Commercial Paper.........................     1,777        34     3.86       708        11    3.13
   Other Purchased Funds....................     2,797       166    11.97     2,046       163   16.07
 Long-Term Debt, Convertible Notes and
  Subordinated Capital Notes................    14,550       398     5.52    16,947       522    6.21
                                              --------    ------           --------    ------
      Total in U.S. Offices.................  $ 40,449    $  958     4.78  $ 36,309    $  954    5.30
In Offices Outside the U.S. (D).............     9,560     2,961    62.46     9,442     1,988   42.46
                                              --------    ------           --------    ------
      TOTAL.................................  $ 50,009    $3,919    15.80  $ 45,751    $2,942   12.97
                                              --------    ------           --------    ------
Total Interest-Bearing Liabilities..........  $188,059    $9,111     9.77  $177,954    $7,849    8.89
                                                          ------                       ------
Demand Deposits in U.S. Offices.............    12,663                       11,723
Other Non-Interest-Bearing Liabilities (E)..    40,166                       24,174
Total Stockholders' Equity..................    14,736                       11,809
                                              --------                     --------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY.....................................  $255,624                     $225,660
                                              ========                     ========

NET INTEREST REVENUE AS A PERCENTAGE
 OF AVERAGE INTEREST-EARNING ASSETS.........              $4,257     4.08              $3,707    3.80
                                                          ======                       ======


(A) The Taxable Equivalent Adjustment is based on the U.S. Federal Statutory Tax Rate.
(B) Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(C) Savings Deposits consist of Insured Money Market Rate accounts, NOW accounts and other Savings Deposits.
(D) Average rates in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain Latin American countries.
(E) Gross unrealized gains and losses on off-balance sheet trading positions related to the implementation of FASB Interpretation No. 39 in the 1994 periods are reported in non-interest-earning assets and liabilities, respectively.

FINANCIAL STATISTICS
DETAILS OF CREDIT LOSS EXPERIENCE

                                                        1994                         1993
                                                 ------------------  --------------------------------------
(Dollars In Millions)                            2nd Qtr.  1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr.  1st Qtr.
                                                 --------  --------  --------  --------  --------  --------
ALLOWANCE FOR CREDIT LOSSES
AT BEGINNING OF PERIOD.........................   $4,472   $4,379     $4,260    $4,090    $4,033    $3,859
                                                  ------   ------     ------    ------    ------    ------

ADDITIONS
Provision for Credit Losses....................   $  472   $  415     $  571    $  625    $  715    $  689

DEDUCTIONS
GROSS CREDIT LOSSES
CONSUMER
In U.S. Offices................................   $  262   $  288     $  307    $  320    $  324    $  294
In Offices Outside the U.S.....................      141      132        141       118       126       119

COMMERCIAL
In U.S. Offices................................       82       55         73        88       160       160
In Offices Outside the U.S. (A)................       15       33         92        77       201        77
                                                  ------   ------     ------    ------    ------    ------
                                                  $  500   $  508     $  613    $  603    $  811    $  650
                                                  ------   ------     ------    ------    ------    ------

CREDIT RECOVERIES
CONSUMER
In U.S. Offices................................   $   55   $   59     $   59    $   51    $   51    $   46
In Offices Outside the U.S.....................       37       33         38        31        32        31
COMMERCIAL
In U.S. Offices................................        7       28         30        37        27         8
In Offices Outside the U.S. (A)................      347       73         51        33        42        51
                                                  ------   ------     ------    ------    ------    ------
                                                  $  446   $  193     $  178    $  152    $  152    $  136
                                                  ------   ------     ------    ------    ------    ------
NET CREDIT LOSSES
In U.S. Offices................................   $  282   $  256     $  291    $  320    $  406    $  400
In Offices Outside the U.S.....................     (228)      59        144       131       253       114
                                                  ------   ------     ------    ------    ------    ------
                                                  $   54   $  315     $  435    $  451    $  659    $  514
                                                  ------   ------     ------    ------    ------    ------

OTHER, NET (B).................................       22       (7)       (17)       (4)        1        (1)
                                                  ------   ------     ------    ------    ------    ------

ALLOWANCE FOR CREDIT LOSSES
AT END OF PERIOD...............................   $4,912   $4,472     $4,379    $4,260    $4,090    $4,033
                                                  ======   ======     ======    ======    ======    ======

Allowance for Credit Losses as a
Percentage of Period-End Loans.................     3.48%    3.26%      3.15%     3.05%     2.94%     2.92%

Net Consumer Credit Losses.....................   $  311   $  328     $  351    $  356    $  367    $  336
                                                  ------   ------     ------    ------    ------    ------
 As a Percentage of Average
 Consumer Loans................................     1.50%    1.59%      1.69%     1.75%     1.82%     1.67%
                                                  ------   ------     ------    ------    ------    ------

Net Commercial Credit Losses (Recoveries) (A)..   $ (257)  $  (13)    $   84    $   95    $  292    $  178
                                                  ------   ------     ------    ------    ------    ------
 As a Percentage of Average
 Commercial Loans..............................       nm       nm       0.59%     0.66%     2.02%     1.24%

(A) Second quarter 1994 amounts include a $318 million credit recovery added to the allowance for credit losses reflecting recognition of the fair value of instruments received pursuant to the Brazil refinancing agreement completed in the quarter. Second quarter 1993 amounts include $152 million of country write-offs related to Brazilian medium- and long-term outstandings.
(B) Includes foreign exchange effects as well as amounts related to reserves for anticipated losses on portfolios of consumer receivables sold with recourse.
nm  Not meaningful as recoveries result in a negative percentage.


CASH-BASIS, RENEGOTIATED AND PAST DUE LOANS (A)
                                                   June 30  Dec. 31  June 30
                                                    ------   ------   ------
(In Millions of Dollars)                              1994     1993     1993
COMMERCIAL CASH-BASIS LOANS (B)
In U.S. Offices..................................   $1,419   $1,744   $2,702
In Offices Outside the U.S., Excluding
 Refinancing Countries...........................      657      730    1,118
In Refinancing Countries (C).....................      165    1,041    1,082
                                                    ------   ------   ------

TOTAL COMMERCIAL CASH-BASIS LOANS................   $2,241   $3,515   $4,902
                                                    ======   ======   ======

COMMERCIAL RENEGOTIATED LOANS (B)
In U.S. Offices..................................   $  354   $  641   $   96
In Offices Outside the U.S.......................       63       67       51
                                                    ------   ------   ------

TOTAL COMMERCIAL RENEGOTIATED LOANS..............   $  417   $  708   $  147
                                                    ======   ======   ======

CONSUMER LOANS ON WHICH ACCRUAL OF INTEREST
 HAS BEEN SUSPENDED
In U.S. Offices..................................   $1,746   $1,915   $2,168
In Offices Outside the U.S.......................    1,067      948      934
                                                    ------   ------   ------

TOTAL CONSUMER LOANS ON WHICH ACCRUAL
 OF INTEREST HAS BEEN SUSPENDED..................   $2,813   $2,863   $3,102
                                                    ======   ======   ======

ACCRUING LOANS 90 OR MORE DAYS DELINQUENT (D)
In U.S. Offices..................................   $  332   $  635   $  532
In Offices Outside the U.S.......................      425      421      431
                                                    ------   ------   ------

TOTAL ACCRUING LOANS 90 OR MORE DAYS DELINQUENT..   $  757   $1,056   $  963
                                                    ======   ======   ======

(A) Loan commitments and standby letters of credit to North America Commercial Real Estate borrowers or projects experiencing financial difficulties are not included in this table. Refer to detailed discussion on page 18.
(B) Refer to detailed discussion of cash-basis and renegotiated commercial loans on page 14.
(C) Reflects the exchange of $0.8 billion of Brazil outstandings for securities (held in the available-for-sale portfolio) in the second quarter of 1994 pursuant to the refinancing agreement completed in the quarter.
(D) Includes consumer loans of $691 million, $802 million and $780 million at June 30, 1994, December 31, 1993 and June 30, 1993, respectively. Refer to detailed discussion of Consumer Loan Portfolio on page 12.



OTHER REAL ESTATE OWNED (OREO)

                              June 30  Dec. 31  June 30
(In Millions of Dollars)       1994     1993     1993
                               ------   ------  -------

Consumer....................   $1,194   $1,212   $1,312
Commercial:
 North America Real Estate..   $1,946   $2,332   $2,825
 Other......................      469      464      654
                               ------   ------  -------
 Total Commercial...........   $2,415   $2,796   $3,479

Total OREO..................   $3,609   $4,008   $4,791
                               ======   ======  =======


SECURITIES

(In Millions of Dollars)                                            June 30, 1994                     December 31, 1993 (A)
                                                      ---------------------------------------------   ---------------------

                                                                    Gross        Gross
                                                      Amortized   Unrealized   Unrealized    Fair     Amortized    Fair
                                                        Cost        Gains        Losses      Value      Cost       Value
                                                      ---------   ----------   ----------   -------   ---------   -------
SECURITIES - HELD TO MATURITY (B), (C)
U.S. Treasury and Federal Agency....................    $ 2,269     $ 11        $ 94        $ 2,186    $ 3,781     $ 3,808
State and Municipal.................................          1        -           -              1          9          10
Foreign Government (D)..............................      2,606        7         442          2,171      1,314       1,310
U.S. Corporate......................................         26        -           -             26         45          45
Other Debt Securities...............................        197        1           -            198        488         493
                                                        -------     ----        ----        -------    -------     -------
  Total Debt Securities.............................    $ 5,099     $ 19        $536        $ 4,582    $ 5,637     $ 5,666
                                                        =======     ====        ====        =======    =======     =======


SECURITIES - AVAILABLE FOR SALE (C), (E), (F), (G)
U.S. Treasury and Federal Agency....................    $ 3,737     $ 53        $ 63        $ 3,727    $ 2,095     $ 2,190
State and Municipal.................................      1,422       96          63          1,455        695         704
Foreign Government (D)..............................      5,185      154         152          5,187      3,278       3,391
U.S. Corporate......................................        383        5          24            364        192         185
Other Debt Securities...............................      1,067       26          18          1,075      1,431       1,473
                                                        -------     ----        ----        -------    -------     -------
  Total Debt Securities.............................    $11,794     $334        $320        $11,808    $ 7,691     $ 7,943
Equity Securities (H)...............................      1,080      142          12          1,210      1,014       1,145
                                                        -------     ----        ----        -------    -------     -------
                                                        $12,874     $476        $332        $13,018    $ 8,705     $ 9,088
                                                        =======     ====        ====        =======    =======     =======

VENTURE CAPITAL (I).................................      1,618        -           -          1,618      1,489       1,489
                                                        -------     ----        ----        -------    -------     -------
                                                        $19,591     $495        $868        $19,218    $15,831     $16,243
                                                        =======     ====        ====        =======    =======     =======

(A) At December 31, 1993, gross unrealized gains and gross unrealized losses on securities held to maturity totaled $45 million and $16 million, respectively, and gross unrealized gains and gross unrealized losses on securities available for sale totaled $427 million and $44 million, respectively.
(B) For the six months ended June 30, 1994 and 1993, cash proceeds from maturities of debt securities held to maturity totaled $8.6 billion and $8.4 billion, respectively. There were no sales of debt securities held to maturity.
(C) Included in Federal Agency and U.S. Corporate Securities held to maturity are mortgage-backed securities with an amortized cost of $965 million and a fair value of $871 million. Gross unrealized gains and gross unrealized losses for these securities were zero and $94 million, respectively. Included in Federal Agency and U.S. Corporate Securities available for sale are mortgage-backed securities with an amortized cost of $778 million and fair value of $760 million, respectively, at June 30, 1994. Gross unrealized gains were $5 million and gross unrealized losses were $23 million at June 30, 1994.
(D) Foreign Government Securities held to maturity and available for sale includes restructured debt of foreign countries which meets the technical definition of a "security" and is accounted for under SFAS No. 115. Within Foreign Government Securities held to maturity are such securities with an amortized cost and fair value of $1,516 million and $1,080 million, respectively, at June 30, 1994. Gross unrealized losses for these securities were $436 million, of which approximately $285 million related to Brady Bonds issued by the Government of Venezuela. Within Foreign Government Securities available for sale are such securities with an amortized cost and fair value of $1,652 million and $1,629 million, respectively, at June 30, 1994. Gross unrealized gains and gross unrealized losses for these securities were $92 million and $115 million, respectively.
(E) According to the provisions of SFAS No. 115, available for sale securities are carried at their fair values with net unrealized gains and losses separately reported in stockholders' equity. At December 31, 1993, available-for-sale securities were carried at the lower of aggregate amortized cost or fair value.
(F) Cash proceeds from sales and maturities of securities available-for-sale totaled $8.0 billion and $6.1 billion for the six months ended June 30, 1994 and 1993, respectively. Of these amounts, sales of such securities totaled $5.0 billion and $3.6 billion, respectively. For the six months ended June 30, 1994 and 1993, gross realized gains on sales of securities available for sale totaled $206 million and $53 million, respectively, of which $157 million and $48 million, respectively, related to debt securities available-for-sale. For the six months ended June 30, 1994 and 1993, gross realized losses on sales of securities available for sale totaled $33 million and $5 million, respectively, of which $32 million and $4 million, respectively, related to debt securities available for sale.
(G) Not included in the table above are securities available for sale held by equity-method affiliates at fair value. At June 30, 1994 the amortized cost and fair value of these securities was $933 million and $935 million, respectively. The gross unrealized gains and gross unrealized losses related to these securities were $16 million and $14 million, respectively, and are included in the net unrealized gains-securities available for sale component in stockholders' equity at June 30, 1994.
(H) Equity securities available for sale includes certain non-marketable equity securities which are excluded from the scope of SFAS No. 115 and are therefore carried at cost. At June 30, 1994, the carrying amount of those securities was $716 million (which is reported in both the amortized cost and fair value columns above) and the fair value was $738 million.
(I) For the six months ended June 30, 1994, net gains on investments held by venture capital subsidiaries totaled $104 million, of which $140 million and $69 million represented gross unrealized gains and gross unrealized losses, respectively. For the six months ended June 30, 1993, net gains on investments held by venture capital subsidiaries totaled $75 million, of which $115 million and $63 million represented gross unrealized gains and gross unrealized losses, respectively.

CROSS-BORDER AND FOREIGN CURRENCY OUTSTANDINGS
COUNTRIES WITH OUTSTANDINGS EXCEEDING 1% OF TOTAL ASSETS (A)

                                      Investments
                             Cross-     in and
                             Border   Funding of              Total Outstandings
                             Claims      Local                ------------------
                            on Third   Citicorp    Equity     June 30   Dec. 31
(In Billions of Dollars)    Parties   Franchises   Invest.     1994      1993
                            --------  -----------  -------    --------  --------
United Kingdom............    $3.8       $3.3       $  -       $ 7.1     $ 7.7
Brazil....................     3.1        0.5        0.1         3.7       2.4
Mexico....................     2.4        1.2          -         3.6       3.9
Japan.....................     1.5        1.5          -         3.0       2.8

(A) Outstandings (including loans and other monetary assets) are presented on a regulatory basis and have been adjusted for external guarantees and collateral. Cross-border commitments at June 30, 1994 amounted to $5.1 billion in the United Kingdom, $0.1 billion in Brazil and $1.2 billion in Japan. Commitments were not material in Mexico. At June 30, 1994, cross-border and foreign currency outstandings in Argentina ($2.2 billion) and Singapore ($1.9 billion) were between .75% and 1.0% of total assets. At December 31, 1993, the only such countries were Canada ($2.1 billion), Germany ($2.1 billion) and Argentina ($2.0 billion).

LONG-TERM DEBT

(With original maturities of more than one year) (A)         Maturity Distribution
(In Millions of Dollars)                                       at June 30, 1994
                                                             ---------------------
PARENT COMPANY (B)
Due in 1994...............................................        $   952
Due in 1995...............................................          1,683
Due in 1996...............................................          1,265
Due in 1997...............................................            632
Due in 1998...............................................          1,233
Due in 1999-2003..........................................          2,707
Due in 2004-2008..........................................          1,785
Due in 2009 and Thereafter................................            794
                                                                  -------
                                                                  $11,051
                                                                  =======
SUBSIDIARIES
Due in 1994...............................................        $   513
Due in 1995...............................................            829
Due in 1996...............................................          1,462
Due in 1997...............................................            336
Due in 1998...............................................            345
Due in 1999-2003..........................................            402
Due in 2004-2008..........................................             52
Due in 2009 and Thereafter................................             68
                                                                  -------
                                                                  $ 4,007
                                                                  -------
Total.....................................................        $15,058
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



For the Quarterly Period Ended June 30, 1994       COMMISSION FILE NUMBER 1-5738



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


Yes       X            No   _____________
    -------------



Citicorp Common Stock..................                              391,281,477
($1.00 Par Value)                          (Shares Outstanding on June 30, 1994)

                        FORM 10-Q CROSS-REFERENCE INDEX


This document serves both as an analytical review for analysts, stockholders and other interested persons and as the quarterly report filed on Form 10-Q with the Securities and Exchange Commission.



PART I  FINANCIAL INFORMATION                                           PAGE
                                                                        ----


     Item 1 -  Financial Statements

        Financial Statements, Schedules and Statistics


        Consolidated Statement of Operations for the Six Months Ended
        JUNE 30, 1994 AND 1993.........................................   37

        Consolidated Balance Sheet as of
        JUNE 30, 1994, AND DECEMBER 31, 1993...........................   38

        Consolidated Statement of Cash Flows for the Six Months Ended
        JUNE 30, 1994 AND JUNE 30, 1993................................   40

        Calculation of Net Income Per Share............................   42

     Item 2 -  Management's Discussion and Analysis of Financial
               Condition and Results of Operations..................... 3-36



PART II OTHER INFORMATION

     Item 4 -  Submission of Matters to a Vote of Security Holders.....   53

     Item 6 -  Exhibits and Reports on Form 8-K........................   54


  Signatures   ........................................................   55



In the opinion of the management of Citicorp, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the six months ended JUNE 30, 1994 AND 1993 have been included.

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

At the annual meeting of stockholders of Citicorp held on April 19, 1994, the following matters were voted on by the stockholders:

    1. The election of directors of Citicorp to hold office until the 1995 annual meeting and until the election and qualification of their successors. Each nominee was elected to the Board of Directors of Citicorp by votes cast as follows:

                                          Against/    Broker
Name                             For      Withheld   Non-Votes  Abstentions
- ---------------------------  -----------  ---------  ---------  -----------

   D. Wayne Calloway         315,028,814    552,050          0    1,230,983
   Colby H. Chandler         314,151,638  1,429,226          0    1,230,983
   Pei-yuan Chia             314,957,986    622,878          0    1,230,983
   Paul J. Collins           314,945,910    634,954          0    1,230,983
   Kenneth T. Derr           315,055,885    524,979          0    1,230,983
   H.J. Haynes               314,991,677    589,187          0    1,230,983
   John S. Reed              314,708,421    872,443          0    1,230,983
   William R. Rhodes         314,689,233    891,631          0    1,230,983
   Rozanne L. Ridgway        314,627,883    952,981          0    1,230,983
   H. Onno Ruding            314,996,280    584,584          0    1,230,983
   Frank A. Shrontz          315,038,687    542,177          0    1,230,983
   Mario H. Simonsen         314,706,105    874,759          0    1,230,983
   Roger B. Smith            313,470,552  2,110,312          0    1,230,983
   Christopher J. Steffen    314,934,837    646,027          0    1,230,983
   Franklin A. Thomas        314,998,632    582,232          0    1,230,983
   Edgar S. Woolard, Jr.     314,780,171    800,693          0    1,230,983

    2. An amendment and restatement of Citicorp's 1988 Stock Purchase Plan principally to authorize additional shares of Citicorp stock for issuance under the Plan and to extend the latest date (until April 20, 1999) on which agreements may be entered into under the Plan. The amendment and restatement was ratified by votes of 241,264,756 for, 10,326,011 against/withheld, 0 broker non-votes and 3,080,306 abstentions.

    3. The approval of the 1994 Annual Incentive Plan for Selected Executive Officers which permits Citicorp to make annual incentive awards to certain executive officers subject to a maximum amount payable under the plan in any year. The approval of the 1994 Annual Incentive Plan for Selected Executive Officers was ratified by votes of 267,425,957 for, 48,149,939 against/withheld, 0 broker non-votes and 2,057,303 abstentions.

    4. The selection of KPMG Peat Marwick as independent auditors of Citicorp. The selection of KPMG Peat Marwick was ratified by votes of 313,313,041 for, 2,409,658 against/withheld, 0 broker non-votes and 1,131,642 abstentions.

    5. A stockholder proposal relating to cumulative voting for directors. Such proposal was defeated by votes of 173,646,678 against/withheld, 77,144,046 for, 63,073,539 broker non-votes and 3,768,936 abstentions.

    6. A stockholder proposal relating to a term limitation of six years for each outside director. Such proposal was defeated by votes of 239,951,772 against/withheld, 10,420,451 for, 68,877,207 broker non-votes and 4,383,769 abstentions.

    7. A stockholder proposal relating to the establishment and disclosure of human rights, social, political and ecological criteria for extending loans to, continuing or promoting other bank products in, developing countries and writing off existing loans which place an intolerable burden on the population of certain countries. Such proposal was defeated by votes of 231,102,919 against/withheld, 16,967,452 for, 63,770,995 broker non-votes and 6,791,833 abstentions.

    8. A stockholder proposal relating to the nomination each year of twice the number of candidates as there are directorships to be filled. Such proposal was defeated by votes of 241,494,505 against/withheld, 8,720,852 for, 62,968,635 broker non-votes and 4,449,207 abstentions.

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

     a)    Exhibit 4.1   Certificate of Designations relating to Citicorp
           Adjustable Rate Cumulative Preferred Stock, Series 18 (incorporated herein by reference to Exhibit 2.2 from Citicorp's Registration Statement on Form 8-A, File No. 1-5738).


     b)    Exhibit 4.2   Certificate of Designations relating to Citicorp
           Adjustable Rate Cumulative Preferred Stock, Series 19 (incorporated herein by reference to Exhibit 2.2 from Citicorp's Registration Statement on Form 8-A, File No. 1-4041).

     c)    Reports on Form 8-K

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

           Citicorp filed a Form 8-K Current Report dated July 19, 1994 (Item 5) which report included a summary of the consolidated operations of Citicorp for the six months ended June 30, 1994, and (Item 7) the calculation of the ratio of income to fixed charges (Exhibit 12(a) thereto) and the calculation of the ratio of income to fixed charges including preferred stock dividends (Exhibit 12(b) thereto).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          /S/ Thomas E. Jones
                          -----------------------------
                          Thomas E. Jones
                          Executive Vice President
                          A Principal Financial Officer



               CITICORP By:  /S/ George E. Seegers
               Registrant    ----------------------
                             George E. Seegers
                            Assistant Secretary



Date:  August 12, 1994