Form 10-Q
period 1994-09-30
CITICORP
filed 1994-11-14
CIK 20405

- ------------------------------------------------------------------------------------
CONTENTS                                                                      PAGE
FINANCIAL HIGHLIGHTS........................................................     1
FINANCIAL SUMMARY...........................................................     2
BUSINESS DISCUSSION.........................................................     3
GLOBAL CONSUMER.............................................................     4
GLOBAL FINANCE..............................................................     6
NORTH AMERICA COMMERCIAL REAL ESTATE........................................     8
CROSS-BORDER REFINANCING PORTFOLIO..........................................     9
CORPORATE ITEMS.............................................................    10
CONSUMER LOAN PORTFOLIO DATA................................................    11
COMMERCIAL LOAN PORTFOLIO DATA
   Cash-Basis and Renegotiated Commercial Loans.............................    13
   Commercial Real Estate...................................................    15

CAPITAL, PRICE RISK, LIQUIDITY, DERIVATIVE AND FOREIGN EXCHANGE ACTIVITIES..    20

STATEMENT OF INCOME ANALYSIS
   Net Interest Revenue (Taxable Equivalent Basis)..........................    28
   Provision and Allowance for Credit Losses................................    29
   Fee and Commission Revenue...............................................    30
   Revenues from Trading-Related Activities.................................    31
   Securities Transactions..................................................    32
   Other Revenue............................................................    32
   Operating Expense........................................................    33
   Income Taxes.............................................................    34
   Effect of Credit Card Receivables Securitization.........................    35

FINANCIAL STATEMENTS
   Consolidated Statement of Income.........................................    36
   Consolidated Balance Sheet...............................................    37
   Consolidated Statement of Changes in Stockholders' Equity................    38
   Consolidated Statement of Cash Flows.....................................    39

CITIBANK, N.A. CONSOLIDATED BALANCE SHEET...................................    40
CALCULATION OF NET INCOME PER SHARE.........................................    41
AVERAGE BALANCES AND INTEREST RATES.........................................    42

FINANCIAL STATISTICS
   Details of Credit Loss Experience........................................    46
   Cash-Basis, Renegotiated and Past Due Loans..............................    47
   Other Real Estate Owned..................................................    47
   Securities...............................................................    48
   Cross-Border and Foreign Currency Outstandings...........................    50
   Long-Term Debt...........................................................    50

FORM 10-Q...................................................................    51
FORM 10-Q CROSS-REFERENCE INDEX.............................................    52
SIGNATURES..................................................................    54

FINANCIAL HIGHLIGHTS                                                  Third Quarter                     Nine Months
                                                                      ------------                      -----------
EARNINGS (IN MILLIONS OF DOLLARS)                                     1994       1993                  1994       1993
                                                                      ----       ----                  ----       ----
Net Income
  Before Accounting Changes.....................                    $  894     $  528                $2,380     $1,344
  After Accounting Changes (A)..................                       894        528                 2,324      1,644
PER SHARE
Net Income (see page 41)
On Common and Common Equivalent Shares
  Before Accounting Changes.....................                    $ 1.87     $ 1.06                $ 4.95     $ 2.66
  After Accounting Changes (A)..................                      1.87       1.06                  4.82       3.34
Assuming Full Dilution
  Before Accounting Changes.....................                    $ 1.67     $ 0.97                $ 4.44     $ 2.47
  After Accounting Changes (A)..................                      1.67       0.97                  4.33       3.05
Common Stockholders' Equity (B).................                    $32.43     $25.05                $32.43     $25.05
                                                                    ------     ------                ------     ------
RETURN ON ASSETS AND EQUITY (ANNUALIZED)
Return on Total Assets (C)
  Before Accounting Changes.....................                     1.34%       .91%                 1.23%       .79%
  After Accounting Changes (A)..................                     1.34%       .91%                 1.21%       .92%
Return on Common Stockholders' Equity (B)
  Before Accounting Changes.....................                     26.5%      19.2%                 25.2%      16.9%
  After Accounting Changes (A)..................                     26.5%      19.2%                 24.7%      20.3%
Return on Total Stockholders' Equity (B)
  Before Accounting Changes.....................                     22.0%      16.3%                 20.9%      14.8%
  After Accounting Changes (A)..................                     22.0%      16.3%                 20.6%      17.2%
                                                                    ------     ------                ------     ------
CAPITAL (IN BILLIONS OF DOLLARS) (SEE PAGE 20)
                                                       Sept. 30    June 30    Mar. 31    Dec. 31   Sept. 30    June 30    Mar. 31
                                                           1994       1994       1994       1993       1993       1993       1993
                                                       --------    -------    -------    -------   --------    -------    -------
Tier 1..........................................         $ 16.0     $ 15.0     $ 14.0     $ 13.4     $ 12.8     $ 11.8     $ 10.9
Tier 1 & 2......................................           25.4       24.5       23.5       23.2       22.3       21.6       21.0
Tier 1 Ratio....................................          7.47%      7.09%      6.86%      6.62%      6.17%      5.65%      5.23%
Tier 1 & 2 Ratio................................         11.86%     11.60%     11.55%     11.45%     10.72%     10.31%     10.01%
Common Equity as a % of Total Assets (B) (C)....          5.04%      4.55%      4.51%      4.65%      4.29%      4.16%      3.98%
Total Equity as a % of Total Assets (B) (C).....          6.70%      6.14%      6.12%      6.44%      6.05%      5.80%      5.46%
Leverage Ratio (C)..............................          6.42%      6.22%      5.95%      6.15%      5.95%      5.52%      5.17%

OPERATING MARGIN (IN MILLIONS OF DOLLARS)
                                                       3rd Qtr.   2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.   1st Qtr.
                                                         1994       1994       1994       1993       1993       1993       1993
                                                       --------   --------   --------   --------   --------   --------   --------
Total Revenue...................................         $4,325     $4,050     $3,861     $4,152     $4,070     $3,968     $3,885
Effect of Credit Card Securitization (D)........            213        264        268        292        303        328        359
Net Cost To Carry (E)...........................             30         31         29         43         54         72         83
Capital-Building Transactions...................              -       (117)       (23)        61         (9)        25        (75)
                                                         ------     ------     ------     ------     ------     ------     ------
Adjusted Revenue................................         $4,568     $4,228     $4,135     $4,548     $4,418     $4,393     $4,252
                                                         ------     ------     ------     ------     ------     ------     ------
Total Operating Expense.........................         $2,630     $2,456     $2,447     $3,021     $2,574     $2,494     $2,526
Net OREO Costs (F)..............................             (5)        19        (28)         3        (67)       (66)      (115)
Restructuring Charges...........................              -          -          -       (425)         -          -          -
                                                         ------     ------     ------     ------     ------     ------     ------
Adjusted Operating Expense......................         $2,625     $2,475     $2,419     $2,599     $2,507     $2,428     $2,411
                                                         ------     ------     ------     ------     ------     ------     ------
OPERATING MARGIN................................         $1,943     $1,753     $1,716     $1,949     $1,911     $1,965     $1,841
Consumer Credit Costs (G).......................            544        585        614        651        665        708        716
Commercial Credit Costs (H).....................             40         73         60        126        233        297        380
                                                         ------     ------     ------     ------     ------     ------     ------
OPERATING MARGIN LESS CREDIT COSTS..............         $1,359     $1,095     $1,042     $1,172     $1,013     $  960     $  745
Additional Provision (I)........................            100         90         66        126        151        176        150
Capital-Building Transactions...................              -        117         23        (61)         9        (25)        75
Restructuring Charges...........................              -          -          -        425          -          -          -
                                                         ------     ------     ------     ------     ------     ------     ------
INCOME BEFORE TAXES AND CUMULATIVE EFFECT OF
 ACCOUNTING CHANGES.............................         $1,259     $1,122     $  999     $  560     $  871     $  759     $  670
                                                         ======     ======     ======     ======     ======     ======     ======

(A) Nine month amounts for 1994 and 1993 reflect the cumulative effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," as of January 1, 1994 and SFAS No. 109, "Accounting for Income Taxes," as of January 1, 1993, respectively.
(B) The 1994 periods reflect the effect of adopting SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of January 1, 1994.
(C) The 1994 periods reflect the effect of adopting Financial Accounting Standards Board ("FASB") Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," as of January 1, 1994.
(D) For a description of the effect of credit card receivables securitization, see page 35.
(E) Principally the net cost to carry commercial cash-basis loans and Other Real Estate Owned (OREO).
(F) Principally net writedowns, net gains (losses) on sales and direct revenues and expenses related to commercial OREO.
(G) Principally consumer net credit write-offs adjusted for the effect of credit card receivables securitization.
(H) Includes commercial net credit write-offs, net cost to carry and net OREO costs.
(I) Represents consumer and commercial (excluding refinancing portfolio) provision for credit losses above net write-offs. Additionally, second quarter and first quarter of 1994 reflect releases of $10 million and $34 million, respectively, related to the cross-border refinancing portfolio.

FINANCIAL SUMMARY
- --------------------------------------------------------------------------------

Citicorp reported record net income of $894 million in the 1994 third quarter, compared with $528 million in the same 1993 quarter. Fully diluted earnings per common share of $1.67 compared with $0.97 in the year earlier quarter. The results for the quarter reflected record revenues and continued credit cost improvement, as well as a reduction in the effective tax rate.

In the first nine months of 1994, operating earnings were $2,380 million or $4.44 per common share on a fully diluted basis, compared with $1,344 million or $2.47 per fully diluted share in the first nine months of 1993. Including the cumulative effect of adopting the new accounting standard for post-employment benefits, net income for the nine months of 1994 was $2,324 million or $4.33 per fully diluted share. Net income in the comparable 1993 period, including the cumulative effect of adopting the new accounting standard for income taxes was $1,644 million or $3.05 per fully diluted share.

Revenues (adjusted for credit-related costs, the effect of credit card securitization and net asset gains) were a record $4.6 billion in the 1994 third quarter, up 8% from the 1994 second quarter and 3% from the 1993 third quarter. Trading revenues (trading account and foreign exchange) in the third quarter amounted to $287 million, up from $159 million in the 1994 second quarter, but below the strong 1993 third quarter revenues of $478 million. Trading revenues in the first nine months of 1994 amounted to $517 million, down sharply from $1.5 billion in the comparable 1993 period. Excluding trading, adjusted revenues were $4.3 billion in the quarter and $12.4 billion in the first nine months of 1994, up 9% and 7%, respectively, from the same 1993 periods.

Operating expenses (excluding net OREO costs) were $2.6 billion in the third quarter, up 6% from the 1994 second quarter and 5% from the same 1993 quarter, primarily due to continued business expansion in the Emerging Economies, higher marketing spending in card businesses around the world and investments in operational efficiencies. Operating expenses in the nine months of 1994 were $7.5 billion, up 2% from the comparable 1993 period.

Commercial credit costs decreased to $40 million in the third quarter from $73 million in the 1994 second quarter and from $233 million in the 1993 third quarter. Commercial cash-basis loans and OREO together decreased by $360 million in the quarter to $4.3 billion. Consumer credit costs declined to $544 million in the third quarter from $585 million in the 1994 second quarter and $665 million in the 1993 third quarter.

Citicorp continues to strengthen its balance sheet. Credit loss reserves were built by $100 million in the quarter to $5.1 billion at September 30, 1994, compared with $4.3 billion at September 30, 1993. Total regulatory capital at September 30, 1994 was $25.4 billion, or 11.86% of risk-adjusted assets. The Tier 1 capital ratio was 7.47%, up from 7.09% at the 1994 second quarter-end. A year earlier the total capital ratio was 10.72% and the Tier 1 ratio was 6.17%.

Return on common equity (excluding accounting changes) increased to 26.5% for the quarter and 25.2% for the nine months, compared with 19.2% and 16.9% for the same 1993 periods. Return on total stockholders' equity in the quarter was 22.0%.

The effective tax rate on current operations for the first nine months was reduced to 34% from the 37% reported in the first six months of 1994 and from 42% in the first nine months of 1993, reflecting an improved level and mix of earnings in the current year (see page 34 for additional discussion).

BUSINESS DISCUSSION
- --------------------------------------------------------------------------------

The table below and the discussions that follow analyze Citicorp's results in the context of global business areas including its core business franchises of Global Consumer and Global Finance.
- --------------------------------------------------------------------------------

NET INCOME (LOSS)

                                        3rd Qtr.  2nd Qtr.  1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.  1st Qtr.
(In Millions of Dollars)                 1994     1994(A)    1994(A)   1993(A)    1993(A)    1993(A)   1993(A)
                                        --------  --------  --------   --------   --------   --------  --------
Global Consumer (see page 4):
  North America, Europe and Japan.....   $308      $250      $257      $  83      $ 216      $ 169     $ 149
  Emerging Economies..................    169       161       170        146        133        127       142
                                         ----      ----      ----      -----      -----      -----     -----
Total Global Consumer (B).............   $477      $411      $427      $ 229      $ 349      $ 296     $ 291
                                         ----      ----      ----      -----      -----      -----     -----

Global Finance (see page 6):
  North America, Europe and Japan.....   $181      $103      $ 92      $ 186      $ 220      $ 234     $ 228
  Emerging Economies..................    252       181       171        227        163        204       150
                                         ----      ----      ----      -----      -----      -----     -----
Total Global Finance (B)..............   $433      $284      $263      $ 413      $ 383      $ 438     $ 378
                                         ----      ----      ----      -----      -----      -----     -----

North America Commercial Real Estate
 (see page 8).........................    (86)      (71)      (75)      (117)      (132)      (181)     (206)

Cross-Border Refinancing Portfolio
 (see page 9).........................     45        53        49          8         26         13        38

Corporate Items (see page 10) (B).....     25       200       (55)        42        (98)      (120)     (131)
                                         ----      ----      ----      -----      -----      -----     -----
                                         $894      $877      $609      $ 575      $ 528      $ 446     $ 370
Cumulative Effect of
  Accounting Changes (C)..............      -         -       (56)         -          -          -       300
                                         ----      ----      ----      -----      -----      -----     -----

Total Citicorp........................   $894      $877      $553      $ 575      $ 528      $ 446     $ 670
                                         ====      ====      ====      =====      =====      =====     =====

(A) Reclassified to conform to latest quarter's presentation.
(B) Global Consumer results reflect after-tax restructuring charges of $143 million in the fourth quarter of 1993, of which Global Consumer in North America, Europe and Japan accounted for $139 million. Global Finance results reflect after-tax restructuring charges of $95 million in the fourth quarter of 1993, of which Global Finance in North America, Europe and Japan accounted for $83 million. Corporate Items results reflect an after-tax amount of $16 million in the fourth quarter of 1993 related to restructuring charges. See page 33 for additional discussion of restructuring activities.
(C) First quarter 1994 includes the cumulative effect of adopting SFAS No. 112, "Employers' Accounting for Postemployment Benefits," as of January 1, 1994. First quarter 1993 results include the cumulative effect of adopting SFAS
    No. 109, "Accounting for Income Taxes," as of January 1, 1993.
- --------------------------------------------------------------------------------

GLOBAL CONSUMER
- --------------------------------------------------------------------------------
Citicorp's Global Consumer business serves a full range of consumer financial needs worldwide through branch banking systems, card products and private banking activities.
- --------------------------------------------------------------------------------

                                           Third Quarter                    Nine Months
                                        ------------------     %        ------------------      %
(In Millions of Dollars)                 1994      1993(A)   Change      1994      1993(A)    Change
                                         ----      -------   ------      ----      -------    ------
Total Revenue........................   $2,645      $2,431       9      $7,619      $7,009       9
Operating Expense....................    1,571       1,510       4       4,576       4,424       3
Provision for Credit Losses..........      365         419     (13)      1,104       1,272     (13)
                                        ------      ------              ------      ------
Income Before Taxes..................   $  709      $  502      41      $1,939      $1,313      48
Income Taxes.........................      232         153      52         624         377      66
                                        ------      ------              ------      ------
Net Income...........................   $  477      $  349      37      $1,315      $  936      40
                                        ======      ======              ======      ======

Average Assets ($ Billions)..........      107          99       8         104          99       5
Return on Assets (%).................     1.77        1.40       -        1.69        1.26       -

ADJUSTED FOR CREDIT-RELATED ITEMS
  Total Revenue (B)
    North America, Europe and Japan..   $2,202      $2,200       -      $6,486      $6,439       1
    Emerging Economies...............      659         537      23       1,884       1,571      20
                                        ------      ------              ------      ------
    Total Global Consumer............   $2,861      $2,737       5      $8,370      $8,010       4
                                        ======      ======              ======      ======

  Operating Expense (C)
    North America, Europe and Japan..   $1,187      $1,191       -      $3,491      $3,497      -
    Emerging Economies...............      371         316      17       1,047         898     17
                                        ------      ------              ------      ------
    Total Global Consumer............   $1,558      $1,507       3      $4,538      $4,395      3
                                        ======      ======              ======      ======

  Credit Costs (D)
    North America, Europe and Japan..   $  499      $  628     (21)     $1,620      $1,976    (18)
    Emerging Economies...............       45          37      22         123         113      9
                                        ------      ------              ------      ------
    Total Global Consumer............   $  544      $  665     (18)     $1,743      $2,089    (17)
                                        ======      ======              ======      ======

(A) Reclassified to conform to latest quarter's presentation.
(B) Adjusted principally for the effect of credit card receivables securitization.
(C) Excludes net writedowns and net direct expenses related to OREO for certain real estate lending activities.
(D) Principally net credit write-offs adjusted for the effect of credit card receivables securitization.
- --------------------------------------------------------------------------------

The Global Consumer businesses earned $477 million in the third quarter and $1,315 million in the first nine months of 1994, compared with $349 million and $936 million, respectively, in the same 1993 periods. Earnings in the North America, Europe and Japan consumer businesses were $308 million for the quarter and $815 million for the nine months, up $92 million and $281 million from the respective 1993 periods, as credit costs in North America continued to improve, particularly in the U.S. credit card business. Earnings in the Emerging Economies were $169 million and $500 million for the quarter and nine months, respectively, up $36 million and $98 million from the comparable 1993 periods, primarily reflecting continued revenue momentum.

Revenues adjusted for certain credit-related items (principally the effect of credit card receivables securitizations, see page 35 for a further description) were $2.9 billion in the quarter and $8.4 billion in the first nine months of 1994, representing growth of 4% over the 1994 second quarter and growth of 5% and 4%, respectively, over the comparable 1993 periods.

Adjusted revenues in North America, Europe and Japan were essentially unchanged from the 1993 third quarter as improved revenues in the European branches were offset by the impact of competitive pricing strategies on fee revenues in the U.S. credit card business and lower revenues in the U.S. mortgage business. Adjusted revenues increased 3% over the 1994 second quarter, reflecting higher net interest revenue in the U.S. credit card business as the new pricing strategies for credit cards contributed to increases in managed U.S. receivables to $35 billion at September 30, 1994, up $2.4 billion or 7%, from September 30, 1993; total accounts to 22 million, up 2.6 million or 14%, from September 30, 1993; and total charge volumes in the 1994 third quarter to $18 billion, up $3.5 billion or 24%, from the same 1993 quarter.

Adjusted revenues in North America, Europe and Japan for the first nine months of 1994 grew 1% as the improvements in the European branches, along with improved results in the U.S. mortgage pass-through program and higher fee revenues from European private banking activities, offset the impact of lower fee revenues in the U.S. card businesses, lower spreads and loan volumes in the U.S. mortgage business and lower loan volumes in the U.S. branch business.

Adjusted revenues in the Emerging Economies grew 23% and 20%, respectively, in the third quarter and first nine months of 1994 from the comparable 1993 periods, reflecting higher net interest revenue and fees. These increases reflected broad-based business expansion across the Asia Pacific and Latin America consumer businesses.

Adjusted operating expenses rose 3% in both the third quarter and first nine months of 1994 from the comparable 1993 periods as lower OREO charges in the U.S. mortgage business and other cost containment efforts served to balance continued business expansion efforts in the Emerging Economies and higher expenses related to account acquisitions in the U.S. credit card business.

Credit costs declined 18% from the 1993 third quarter and 17% from the first nine months of 1993, primarily reflecting continued improvement in the U.S. credit card portfolio, as well as lower net write-offs in the U.S. branch and mortgage businesses. These declines were partially offset by higher losses in the European branches, particularly Germany. Consumer delinquencies, defined as loans on the balance sheet that are past due 90 days or more, were $3.4 billion at September 30, 1994, compared with $3.7 billion at September 30, 1993. Delinquencies were unchanged from June 30, 1994 as lower levels of U.S. mortgage delinquencies were offset by the effect of the amortization of credit card securitization transactions, seasonal increases in delinquencies in the government guaranteed student loan portfolio and higher delinquencies in Germany. While the U.S. economy has improved, economic conditions in Europe remain weak. Although improved from year-ago levels, credit costs, delinquencies and cash-basis loans remain relatively high in these regions and further increases to credit reserves are possible. See the Consumer Loan Portfolio section on page 11 and the Provision and Allowance for Credit Losses section on page 29 for further analysis of the consumer portfolio.

Average assets in the Emerging Economies of $30.2 billion in the 1994 third quarter were up 23% from the comparable 1993 period, reflecting continued business expansion. In North America, Europe and Japan, average assets of $76.9 billion in the quarter were up 4% from the 1994 second quarter and 3% from the 1993 third quarter. The increase from the second quarter is mainly due to the amortization of U.S. credit card securitization transactions (as well as growth in the overall U.S. credit card portfolio), while the increase from the 1993 third quarter is also due to U.S. credit cards, as well as increases in the European branch and private banking portfolios, offset by reduced loan volumes in the U.S. mortgage business.

GLOBAL FINANCE
- --------------------------------------------------------------------------------

The Global Finance business serves corporations, financial institutions, governments and other participants in capital markets throughout the world. Excluded from Global Finance is North America Commercial Real Estate, which is discussed on page 8.

                                           Third Quarter                   Nine Months
                                        -------------------     %      -------------------      %
(In Millions of Dollars)                 1994       1993(A)   Change    1994        1993(A)   Change
                                         ----       -------   ------    ----        -------   ------
Total Revenue........................   $1,472      $1,467       -     $3,914       $4,455     (12)
Operating Expense....................      883         825       7      2,462        2,455       -
Provision for Credit Losses..........      (28)         91      NM        (41)         289      NM
                                        ------      ------             ------       ------
Income Before Taxes..................   $  617      $  551      12     $1,493       $1,711     (13)
Income Taxes.........................      184         168      10        513          512       -
                                        ------      ------             ------       ------
Net Income...........................   $  433      $  383      13     $  980       $1,199     (18)
                                        ======      ======             ======       ======

Average Assets ($ Billions) (B)......      144         111      30        139          107      30
Return on Assets (%).................     1.19        1.37       -        .94         1.50       -

ADJUSTED FOR CREDIT-RELATED ITEMS
  Total Revenue (C)
    North America, Europe and Japan..   $  819      $  974     (16)    $2,213       $2,926     (24)
    Emerging Economies...............      656         503      30      1,716        1,576       9
                                        ------      ------             ------       ------
    Total Global Finance.............   $1,475      $1,477       -     $3,929       $4,502     (13)
                                        ======      ======             ======       ======

  Operating Expense (D)
    North America, Europe and Japan..   $  605      $  561       8     $1,686       $1,619       4
    Emerging Economies...............      300         255      18        839          821       2
                                        ------      ------             ------       ------
    Total Global Finance.............   $  905      $  816      11     $2,525       $2,440       3
                                        ======      ======             ======       ======

  Credit Costs (E)
    North America, Europe and Japan..   $  (71)     $   62      NM     $ (132)      $  154      NM
    Emerging Economies...............       11          26     (58)         6           49     (88)
                                        ------      ------             ------       ------
    Total Global Finance.............   $  (60)     $   88      NM     $ (126)      $  203      NM
                                        ======      ======             ======       ======

(A) Reclassified to conform to latest quarter's presentation.
(B) The 1994 periods reflect the implementation of FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts."
(C) After adding back the net cost to carry cash-basis loans and OREO.
(D) Excludes net writedowns, net gains (losses) on sales and direct revenues and expenses related to OREO.
(E) Includes net write-offs (recoveries), the net cost to carry cash-basis loans and OREO, as well as net writedowns, net gains (losses) on sales and direct revenues and expenses related to OREO.
NM  Not meaningful as percentage equals or exceeds 100%.
- --------------------------------------------------------------------------------

Global Finance reported net income of $433 million and $980 million in the three and nine months ended September 30, 1994, compared with $383 million and $1,199 million in the respective 1993 periods. North America, Europe and Japan net income was $181 million and $376 million in the three and nine months ended September 30, 1994, compared with $220 million and $682 million in the respective 1993 periods. Emerging Economies net income was $252 million and $604 million in the three and nine months ended September 30, 1994, compared with $163 million and $517 million in the respective 1993 periods.

Global Finance earnings in the third quarter and first nine months of 1994 reflected substantially lower trading-related revenues relative to the strong corresponding periods of 1993. In the Emerging Economies, the decline in trading-related revenues was more than offset by solid business performance, including higher net interest revenues and fees. In the North America, Europe and Japan businesses, positive net credit amounts in the 1994 periods (compared with charges in the 1993 periods) partially offset the decrease in trading-related revenues.

Global Finance reported adjusted revenues of $1.5 billion and $3.9 billion in the three and nine months ended September 30, 1994, compared with $1.5 billion and $4.5 billion in the respective 1993 periods. North America, Europe and Japan adjusted revenues were $0.8 billion and $2.2 billion in the three and nine months ended September 30, 1994, compared with $1.0 billion and $2.9 billion in the respective 1993 periods. These results reflect lower revenues from trading-related activities. The Emerging Economies adjusted revenues were $0.7 billion and $1.7 billion in the three and nine months ended September 30, 1994, compared with $0.5 billion and $1.6 billion in the respective 1993 periods. These revenue improvements reflect solid performance across businesses, which offset declines in trading-related revenues. Also contributing to the improvement in the third quarter of 1994 were a favorable rate environment during the quarter in Brazil and the release of a reserve related to a gross receipts tax on revenues in Brazil.

Revenues from trading-related activities were $0.5 billion and $0.9 billion in the three and nine months ended September 30, 1994, compared with $0.5 billion and $1.7 billion in the respective 1993 periods. Although 1994 third quarter and nine month trading-related revenues reflect sustained customer demand for risk management products (including derivatives), rising interest rates and difficult market conditions adversely affected trading activities related to Citicorp's own account in the first half of 1994. See page 31 for a discussion of the income statement effect of trading-related activities and see page 25 for a discussion of derivative and foreign exchange activities.

Adjusted operating expenses were $0.9 billion and $2.5 billion in the three and nine months ended September 30, 1994, compared with $0.8 billion and $2.4 billion in the respective 1993 periods. The increases in the 1994 periods primarily reflect continued business expansion in the Emerging Economies and selective investment spending in North America, Europe and Japan. Additionally, the 1993 year-to-date period included charges related to withdrawing from portfolio-management activities in India.

Credit recoveries and gains from the sale of OREO resulted in net positive credit amounts in the three and nine months ended September 30, 1994, compared with charges in the 1993 periods. Reserve building in the three and nine months ended September 30, 1994 declined from the comparable 1993 periods reflecting improved portfolio quality.

Average assets in the third quarter of 1994 included $99.6 billion in North America, Europe and Japan and $44.1 billion in the Emerging Economies. The increase in average assets from the comparable 1993 period primarily reflects the effect of implementing FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," in 1994, as well as continued business expansion in the Emerging Economies.

NORTH AMERICA COMMERCIAL REAL ESTATE
- --------------------------------------------------------------------------------

                                         Third Quarter                     Nine Months
                                      -------------------       %       ------------------      %
(In Millions of Dollars)               1994       1993(A)     Change     1994      1993(A)    Change
                                       ----       -------     ------     ----      -------    ------
Total Revenue......................   $  10        $   8        25      $  56      $ (29)       NM
Operating Expense..................      49           95       (48)       144        324       (56)
Provision for Credit Losses........      99          115       (14)       306        469       (35)
                                      -----        -----                -----      -----
Loss Before Taxes..................   $(138)       $(202)       32      $(394)     $(822)       52
Income Taxes.......................     (52)         (70)       26       (162)      (303)       47
                                      -----        -----                -----      -----
Net Loss...........................   $ (86)       $(132)       35      $(232)     $(519)       55
                                      =====        =====                =====      =====

Average Assets ($ Billions)........       8           11       (27)         9         12       (25)

ADJUSTED FOR CREDIT-RELATED ITEMS
Total Revenue (B)..................   $  34        $  49       (31)     $ 125      $ 122         2
Operating Expense (C)..............      35           40       (13)       105        120       (13)
Credit Costs (D)...................     100          145       (31)       301        708       (57)
Additional Provision (E)...........      37           66       (44)       113        116        (3)

(A) Reclassified to conform to latest quarter's presentation.
(B) After adding back the net cost to carry cash-basis loans and OREO.
(C) Excludes net writedowns, net gains (losses) on sales and direct revenues and expenses related to OREO.
(D) Includes net write-offs, the net cost to carry cash-basis loans and OREO, as well as net writedowns, net gains (losses) on sales and direct revenues and expenses related to OREO.
(E) Represents provision for credit losses above net write-offs.
NM  Not meaningful, as percentage equals or exceeds 100%.

- --------------------------------------------------------------------------------

North America Commercial Real Estate, which comprises the commercial real estate divisions in the U.S. and Canada, reported net losses of $86 million and $232 million in the three and nine months ended September 30, 1994, an improvement from net losses of $132 million and $519 million in the respective 1993 periods, primarily due to lower levels of credit costs.

Cash-basis loans were $1.3 billion at September 30, 1994, down from $1.5 billion at June 30, 1994, and $2.1 billion at September 30, 1993. The OREO portfolio totaled $1.8 billion at September 30, 1994, down from $1.9 billion at June 30, 1994 and $2.6 billion at September 30, 1993. The decreases resulted from restructurings, sales, write-offs, writedowns, and paydowns. Although credit costs, cash-basis loans and OREO declined in 1994 compared with 1993, they are expected to remain relatively high and further additions to credit reserves are possible.

See page 15 for further details with respect to the North America Commercial Real Estate portfolio.

CROSS-BORDER REFINANCING PORTFOLIO
- --------------------------------------------------------------------------------

                                    Third Quarter                     Nine Months
                                 ------------------      %         -----------------      %
(In Millions of Dollars)          1994      1993(A)    Change      1994      1993(A)    Change
                                  ----      -------    ------      ----      -------    ------

Total Revenue................    $  55        $33        67       $ 141        $94        50
Operating Expense............        7          7         -          19         20        (5)
Provision for Credit Losses..        -          -         -         (46)        (1)       NM
                                 -----        ---                 -----        ---
Income Before Taxes..........    $  48        $26        85       $ 168        $75        NM
Income Taxes.................        3          -         -          21         (2)       NM
                                 -----        ---                 -----        ---
Net Income...................    $  45        $26        73       $ 147        $77        91
                                 =====        ===                 =====        ===

(A) Reclassified to conform to latest quarter's presentation.
NM  Not meaningful, as percentage equals or exceeds 100%.

- --------------------------------------------------------------------------------

Citicorp's cross-border refinancing portfolio activities resulted in net income of $45 million for the quarter and $147 million for the nine months compared with net income of $26 million and $77 million, respectively, in the corresponding periods in 1993. The results included $44 million and $113 million of Brazil interest on medium- and long-term outstandings recognized during the quarter and the first nine months of 1994, respectively, compared with $33 million and $81 million in the corresponding periods a year ago. The results also reflected a release of $44 million from the allowance for credit losses in the first half of 1994.

Citicorp's medium- and long-term claims on third parties in the cross-border refinancing portfolio at September 30, 1994 totaled $4.1 billion, comprising $3.3 billion and $0.8 billion classified as Securities and Loans, respectively. Refer to footnote C on page 48 for additional discussion related to amounts classified as Securities.

The $4.1 billion of medium- and long-term claims at September 30, 1994 was up from $3.6 billion at June 30, 1994 and $3.0 billion at September 30, 1993. These increases primarily reflect the effect of completing the Brazil refinancing agreement in the second quarter of 1994 and subsequent increases in the values of securities received pursuant to the agreement. Refer to Citicorp's First and Second Quarter Reports on Form 10-Q for discussions of the agreement.

Citicorp's cross-border refinancing portfolio outstandings on a cash basis were $140 million at September 30, 1994, down from $165 million at June 30, 1994 and $1.1 billion at September 30, 1993. The reduction from the 1993 level resulted primarily from the exchange of Brazilian outstandings for marketable securities during the second quarter of 1994, pursuant to the Brazil refinancing agreement.

CORPORATE ITEMS
- --------------------------------------------------------------------------------

                                    Third Quarter                     Nine Months
                                 ------------------      %         -----------------      %
(In Millions of Dollars)          1994      1993(A)    Change      1994      1993(A)    Change
                                  ----      -------    ------      ----      -------    ------
Total Revenue...............     $ 143       $131         9        $ 506      $ 394       28
Operating Expense...........       120        137       (12)         332        371      (11)
                                 -----       ----                  -----      -----
Income (Loss) Before Taxes..     $  23       $ (6)       NM        $ 174      $  23       NM
Income Taxes................        (2)        92        NM            4        372      (99)
                                 -----       ----                  -----      -----
Net Income (Loss)...........     $  25       $(98)       NM        $ 170      $(349)      NM
                                 =====       ====                  =====      =====

(A)  Reclassified to conform to latest quarter's presentation.
NM   Not meaningful, as percentage equals or exceeds 100%.
- --------------------------------------------------------------------------------

Corporate Items includes revenues derived from charging businesses for funds employed (based on a marginal cost of funds concept), unallocated corporate costs and other corporate items, including net gains related to capital-building transactions and the offset created by attributing income taxes to business activities on a local tax-rate basis. The 1993 results included a net loss of $15 million for the third quarter and $27 million for the nine months attributable to the U.S. market data services business of Quotron, which was sold in the first quarter of 1994.

Corporate Items reported net income of $25 million in the third quarter of 1994 and $170 million for the nine months, compared with net losses of $98 million and $349 million for the corresponding periods of 1993. Corporate Items results included net gains from capital building transactions of $88 million ($140 million before taxes) for the nine months of 1994 compared with net gains of $33 million ($59 million before taxes) for the comparable period of 1993. Additionally, Corporate Items results for the nine months of 1994 included a $150 million tax benefit recognized in the second quarter related to a reduction of the deferred tax asset valuation allowance following a reassessment of the expected level and mix of future earnings.

Excluding capital building transactions and the deferred tax benefit referred to above, Corporate Items had a net loss of $68 million for the nine months of 1994, compared with a net loss of $382 million for the respective 1993 period. The reduction in the net loss is primarily due to a lower income tax offset created as a result of income taxes attributed to business activities on a local tax basis.

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

- -------------------------------------------------------------------------------
CONSUMER LOAN DELINQUENCY INFORMATION
- -------------------------------------------------------------------------------

                                                  Sept. 30       June 30   Mar. 31   Dec. 31   Sept. 30   June 30   Mar. 31
                                                    1994           1994      1994      1993      1993      1993      1993
                                            ------------------  -----------------------------------------------------------
                                            Total      90 Days
(Dollars in Billions)                       Loans (A) Past Due                    90 Days Past Due
                                            --------- --------  -----------------------------------------------------------
U.S. Mortgages Held.......................  $   16.3  $   0.5   $   0.6   $   0.7   $   0.7   $   0.7   $   0.8   $   0.9
    Ratio.................................                3.5%      3.9%      4.0%      3.8%      4.0%      4.0%      4.5%

Consumer Loans Other Than
 U.S. Mortgages...........................      74.0      2.4       2.3       2.3       2.4       2.5       2.5       2.5
    Ratio.................................                3.2%      3.3%      3.6%      3.6%      3.9%      4.0%      4.2%

U.S. Mortgages Purchased Under
 Recourse Provisions (B)..................       0.6      0.5       0.5       0.5       0.5       0.5       0.5       0.5
                                            --------  -------   -------   -------   -------   -------   -------   -------

Total Consumer Loans......................  $   90.9  $   3.4   $   3.4   $   3.5   $   3.6   $   3.7   $   3.8   $   3.9
                                            ========  =======   =======   =======   =======   =======   =======   =======
    Ratio.................................                3.8%      4.0%      4.3%      4.2%      4.5%      4.7%      4.8%

Total Dollar Amount of U.S. Conventional
 First Mortgages Serviced (C).............  $   35.6  $   1.5   $   1.6   $   1.7   $   1.7   $   1.7   $   1.8   $   1.8
    Ratio.................................                4.3%      4.5%      4.6%      4.4%      4.3%      4.1%      4.0%

Total Number of U.S. Conventional First
 Mortgages Serviced (C)...................   353,714   11,662    12,136    12,655    12,649    12,832    12,781    13,205
    Ratio.................................                3.3%      3.4%      3.4%      3.3%      3.2%      3.0%      2.9%

(A) Loan amounts are net of unearned income.
(B) Mortgages were delinquent 90 days or more when purchased under recourse provisions of mortgage sales.
(C) Includes both owned and sold mortgages.
- --------------------------------------------------------------------------------

At September 30, 1994, consumer loans on the balance sheet that were delinquent 90 days or more remained unchanged at $3.4 billion compared with June 30, 1994 but were down from $3.7 billion at September 30, 1993. The ratio of delinquent loans to total loans improved to 3.8% from 4.0% at June 30, 1994 due to an increase in total consumer loans of $5.3 billion during the quarter. The growth in consumer loans reflects the amortization of credit card securitization transactions, continued efforts to increase the customer base in the U.S. credit card business, as well as continued volume growth in the Emerging Economies.

U.S. mortgages held that were delinquent 90 days or more decreased $65 million during the quarter and the ratio of delinquent mortgages to total mortgages decreased to 3.5% from 3.9% at June 30, 1994 as U.S. mortgages held increased by $0.2 billion during the quarter. The improvement in U.S. mortgage delinquencies from 1993 levels reflects transfers to OREO and collection efforts. The total dollar amount and number of serviced delinquent U.S. conventional first mortgages also declined from the second quarter of this year and the third quarter of 1993.

Consumer loans other than U.S. mortgages that were delinquent 90 days or more increased $0.1 billion during the quarter. This increase in delinquencies was principally due to the amortization of U.S. credit card securitization transactions, the seasonal nature of delinquencies in the government guaranteed student loan portfolio in the U.S., and higher delinquencies in Germany.

Recourse provisions of certain U.S. mortgage sales arrangements allow Citicorp the option of purchasing delinquent mortgages underlying the pass-through securities to take advantage of lower funding costs when market interest rates fall below the coupon rate required to be paid to the security holder. Mortgages purchased under such recourse provisions were $0.6 billion at September 30, 1994, unchanged from the prior quarter end.

Citicorp's policy for suspending the accrual of interest on consumer loans varies depending on the terms, security and credit loss experience characteristics of each product, and in consideration of write-off criteria in place. At September 30, 1994, interest accrual had been suspended on $1.0 billion of U.S. mortgages and $1.7 billion of other consumer loans. The corresponding amounts at June 30, 1994 were $1.1 billion and $1.7 billion, respectively, and $1.2 billion and $1.8 billion, respectively, at September 30, 1993.

Consumer loans at September 30, 1994 included $4.1 billion and $2.3 billion of commercial real estate loans related to community and private banking activities conducted by Global Consumer businesses in the U.S. and outside the U.S., respectively. At September 30, 1994, the U.S. portfolios included $361 million of loans on which the accrual of interest had been suspended, primarily in New York and California. The commercial real estate portfolio outside the U.S. included $95 million of loans on which the accrual of interest had been suspended.

Consumer loans delinquent 90 days or more on which interest continued to be accrued were $788 million at September 30, 1994 compared with $691 million at June 30, 1994 and $786 million at September 30, 1993. The increase during the quarter was primarily due to U.S. credit card receivables, government-guaranteed student loans and the German loan portfolio. Loans in Germany and U.S. credit card receivables represent the majority of these delinquencies, and are automatically written off upon reaching a predetermined number of days past due on a contractual basis. Consumer OREO declined to $787 million at September 30, 1994 from $1,194 million at June 30, 1994 and $1,283 million at September 30, 1993. The decrease during the quarter is principally due to a portfolio sale at approximately book value.

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

COMMERCIAL LOAN PORTFOLIO DATA
- --------------------------------------------------------------------------------
CASH-BASIS AND RENEGOTIATED COMMERCIAL LOANS
- --------------------------------------------------------------------------------

When it is determined as a result of evaluation procedures that the payment of interest or principal on a commercial loan is doubtful of collection, the loan is placed on a cash (non-accrual) basis. When interest or principal is past due for 90 days or more, the loan is placed on a cash basis except when the loan is well secured and in the process of collection. Any interest accrued on a loan placed on cash-basis is reversed and charged against current earnings. Interest on cash-basis loans thereafter is included in earnings only to the extent actually received in cash. When there is doubt regarding the ultimate collectibility of the loan principal, cash receipts (whether designated as principal or interest) are thereafter applied to reduce the recorded investment in the loan. Cash-basis loans are returned to accrual status when all contractual principal and interest amounts are reasonably assured of repayment and there is a sustained period of repayment performance in accordance with the contractual terms. Renegotiated loans are those loans for which a concession has been granted as a result of the borrower's inability to meet the original terms.

- --------------------------------------------------------------------------------
CASH-BASIS AND RENEGOTIATED COMMERCIAL LOANS
- --------------------------------------------------------------------------------

                                                 Sept. 30  June 30  Mar. 31  Dec. 31  Sept. 30  June 30  Mar. 31
(In Millions of Dollars)                           1994     1994     1994     1993      1993     1993     1993
                                                 --------  -------  -------  -------  --------  -------  -------
CASH-BASIS LOANS:
North America Commercial Real Estate...........    $1,321   $1,495   $1,654   $1,719    $2,138   $2,474   $2,593
Global Finance.................................       534      581      699      755     1,063    1,346    1,267
                                                   ------   ------   ------   ------    ------   ------   ------
   Total (excluding Cross-Border Refinancing)..    $1,855   $2,076   $2,353   $2,474    $3,201   $3,820   $3,860
Cross-Border Refinancing.......................       140      165      991    1,041     1,068    1,082    1,242
                                                   ------   ------   ------   ------    ------   ------   ------

TOTAL CASH-BASIS COMMERCIAL LOANS..............    $1,995   $2,241   $3,344   $3,515    $4,269   $4,902   $5,102
                                                   ======   ======   ======   ======    ======   ======   ======

RENEGOTIATED LOANS.............................    $  524   $  417   $  384   $  708    $  377   $  147   $  136
                                                   ======   ======   ======   ======    ======   ======   ======
- ----------------------------------------------------------------------------------------------------------------

Total cash-basis commercial loans were $2.0 billion at September 30, 1994, down $0.2 billion from June 30, 1994 and down $2.3 billion from $4.3 billion at September 30, 1993.

Commercial cash-basis loans, excluding those in the cross-border refinancing portfolio, were $1.9 billion at September 30, 1994, down from $2.1 billion at June 30, 1994 and $3.2 billion at September 30, 1993. Global Finance cash-basis loans were $534 million at September 30, 1994, down $47 million from June 30, 1994 and $529 million from September 30, 1993, principally reflecting payments and transfers to accrual status. The North America Commercial Real Estate portfolio, including cash-basis loans, is discussed on page 15.

Cash-basis loans in the cross-border refinancing portfolio of $140 million at September 30, 1994 declined $25 million from June 30, 1994 and $928 million from September 30, 1993. The reduction from September 30, 1993 primarily reflects the exchange of Brazilian outstandings for securities (held in the available-for-sale portfolio) pursuant to the refinancing agreement completed in the second quarter of 1994.

Renegotiated loans increased $107 million from June 30, 1994 and $147 million from September 30, 1993, primarily reflecting restructuring activities in the North America Commercial Real Estate portfolio.

- --------------------------------------------------------------------------------
CASH-BASIS COMMERCIAL LOAN ACTIVITY (A)
- --------------------------------------------------------------------------------

                              3rd Qtr.   2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.   1st Qtr.
(In Billions of Dollars)       1994       1994       1994       1993       1993       1993       1993
                              --------   --------   --------   --------   --------   --------   --------

Beginning Balance.........     $ 2.1      $ 2.4      $ 2.5      $ 3.2      $ 3.8      $ 3.9      $ 4.1
New Cash-Basis Loans......       0.2        0.3        0.3        0.3        0.4        0.6        0.5
Payments/Loans Returned
 to Accrual Status........      (0.3)      (0.3)      (0.3)      (0.8)      (0.7)      (0.4)      (0.2)
Gross Write-offs (B)......      (0.1)      (0.1)      (0.1)      (0.1)      (0.2)      (0.2)      (0.1)
Transfers to OREO.........         -       (0.2)         -       (0.1)      (0.1)      (0.1)      (0.4)
                               -----      -----      -----      -----      -----      -----      -----
Ending Balance............     $ 1.9      $ 2.1      $ 2.4      $ 2.5      $ 3.2      $ 3.8      $ 3.9
                               =====      =====      =====      =====      =====      =====      =====

(A) Excludes cash-basis cross-border refinancing loans.
(B) Excludes write-offs on OREO, letters of credit and swaps.
- --------------------------------------------------------------------------------

The net decrease of $0.2 billion in cash-basis loans in the third quarter of 1994, excluding those in the cross-border refinancing portfolio, resulted primarily from payments and returns to accrual status, in addition to write-offs. These reductions were partially offset by additional loans placed on cash basis of $0.2 billion in the quarter. Although the amount of new loans placed on a cash basis has declined from 1993 levels, such inflows remain relatively high. A table of activity in cash-basis loans in the North America Commercial Real Estate portfolio is presented on page 16. A table of Citicorp's commercial and consumer cash-basis, renegotiated and past-due loans is presented on page 47.

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

- --------------------------------------------------------------------------------
NORTH AMERICA COMMERCIAL REAL ESTATE PORTFOLIO SUMMARY
- --------------------------------------------------------------------------------

                              Sept. 30   June 30   Mar. 31   Dec. 31   Sept. 30  June 30  Mar. 31
(In Billions of Dollars)        1994      1994      1994      1993      1993      1993     1993
                              --------   -------   -------   -------   --------  -------  -------

Loans (A).................     $ 5.0     $ 5.0     $ 5.7     $ 5.8     $ 6.5     $ 6.6    $ 7.0
Renegotiated Loans (B)....       0.5       0.4       0.3       0.6       0.3       0.1      0.1
Cash-Basis Loans..........       1.3       1.5       1.7       1.7       2.1       2.5      2.6
                               -----     -----     -----     -----     -----     -----    -----
 Total Loans..............     $ 6.8     $ 6.9     $ 7.7     $ 8.1     $ 8.9     $ 9.2    $ 9.7

OREO (C)..................       1.8       1.9       2.1       2.3       2.6       2.8      3.0
                               -----     -----     -----     -----     -----     -----    -----
 Total Loans and OREO.....     $ 8.6     $ 8.8     $ 9.8     $10.4     $11.5     $12.0    $12.7
                               -----     -----     -----     -----     -----     -----    -----

Unfunded Commitments......     $ 0.7     $ 0.8     $ 0.8     $ 0.8     $ 0.9     $ 1.1    $ 1.2
Letters of Credit.........       1.7       1.7       1.7       1.9       1.9       2.0      2.1
Other.....................       0.2       0.4       0.4       0.5       0.4       0.5      0.5
                               -----     -----     -----     -----     -----     -----    -----

TOTAL EXPOSURE............     $11.2     $11.7     $12.7     $13.6     $14.7     $15.6    $16.5
                               =====     =====     =====     =====     =====     =====    =====

                              3rd Qtr.  2nd Qtr.  1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr. 1st Qtr.
(In Millions of Dollars)       1994      1994      1994      1993      1993      1993     1993
                              --------  -------   -------   -------   --------  -------  -------
Net Write-offs (D)........     $  62     $  63     $  68     $  78     $  49     $ 136    $ 168
Net OREO Writedowns.......        24        12        36        27        73        65       92

(A) Excludes renegotiated and cash-basis loans.
(B) The weighted average interest rate on renegotiated loans as of September 30, 1994 approximated 6.5%.
(C) Includes in-substance foreclosures of $1.0 billion at September 30, 1994;
    $1.1 billion at June 30, 1994 and March 31, 1994; $1.3 billion at December
    31, 1993; $1.4 billion at September 30, 1993; $1.6 billion at June 30, 1993 and $1.7 billion at March 31, 1993.
(D) Includes net write-offs of real estate-related loans of $15 million in the second quarter of 1994 and $24 million in the second quarter of 1993.
- --------------------------------------------------------------------------------

Total North America Commercial Real Estate exposure of $11.2 billion at September 30, 1994 was down $3.5 billion (24%) from a year ago and has declined 58% from the $26.5 billion of peak exposure in 1989. The reduction in the third quarter of 1994 reflected paydowns and maturities, and included sales of OREO and other assets of $70 million ($491 million in the first nine months of 1994).

Citicorp's strategy for the North America Commercial Real Estate portfolio is one of active remedial management to maximize the long-term value and recoverability of the assets. The principal focus continues to be the restructuring and repayment of existing loans, together with managing and optimizing returns on OREO assets. Citicorp's real estate professionals develop remedial management strategies (which are constantly monitored and adjusted as conditions change) for each loan or OREO property through an extensive, ongoing portfolio-management process.

Cash-basis loans of $1.3 billion at September 30, 1994 were down from $1.5 billion at June 30, 1994 and $2.1 billion at September 30, 1993. OREO declined to $1.8 billion at September 30, 1994 from $1.9 billion at June 30, 1994 and $2.6 billion at September 30, 1993. Approximately $0.8 billion of the $1.3 billion of cash-basis loans at September 30, 1994 were contractually past due less than 90 days as to interest and principal (including $0.2 billion of construction and self-funded loans), but were classified as cash basis due to uncertainty regarding future cash flows. As noted in the table on page 16, the cash-basis loans and OREO annualized cash yield was 4.7% in the nine months ended September 30, 1994, up from 4.1% in the comparable 1993 period.

- --------------------------------------------------------------------------------
CASH FLOWS
- --------------------------------------------------------------------------------
                                                    Nine Months 1994
                                      ---------------------------------------------
                                          Average           Cash    Annualized Cash
(Dollars In Millions)                 Carrying Value        Flows      Yield (%)
                                      --------------       ------   ---------------
Cash-Basis Loans (A):
Yields Over 3%...................          $1,034           $  57        7.4%
Yields Under 3%..................             291               2        0.9%
No Payments Received.............             231               -          -
                                           ------           -----
Total............................          $1,556           $  59        5.1%
                                           ------           -----

In-Substance Foreclosures (A):
Yields Over 3%...................          $  567           $  37        8.9%
Yields Under 3%..................              95               1        0.7%
No Payments Received.............             419               -          -
                                           ------           -----
Total............................          $1,081           $  38        4.7%
                                           ------           -----

OREO: (B)........................          $  967
Revenues.........................                           $ 150       20.7%
Expenses.........................                            (119)     (16.5%)
                                                            -----
Net..............................                           $  31        4.3%
                                           ------           -----

Total Cash-Basis Loans and OREO..          $3,604           $ 128        4.7%
                                           ======           =====

(A) Cash flows represent cash interest payments received of which $59 million was applied as a reduction of principal ($36 million for cash-basis loans and $23 million for in-substance foreclosures).
(B) Excluding in-substance foreclosures and associated cash flows.

- --------------------------------------------------------------------------------
NORTH AMERICA COMMERCIAL REAL ESTATE CASH-BASIS LOANS ACTIVITY
- --------------------------------------------------------------------------------

                                     3rd Qtr.   2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.   1st Qtr.
In Millions of Dollars)              1994       1994       1994       1993       1993       1993       1993
                                     --------   --------   --------   --------   --------   --------   --------

Beginning Balance.................    $1,495     $1,654     $1,719     $2,138     $2,474     $2,593     $2,734
New Cash-Basis Loans..............        56        214        202        199        241        336        403
Write-offs (A)....................       (58)       (65)       (61)       (80)       (71)      (115)       (99)
Loans Returned to Accrual Status..      (135)       (84)       (30)      (340)      (222)      (170)        (6)
Payments and Other................       (32)       (77)      (138)       (90)      (190)      (125)       (36)
Transfers to OREO.................        (5)      (147)       (38)      (108)       (94)       (45)      (403)
                                      ------     ------     ------     ------     ------     ------     ------
Ending Balance....................    $1,321     $1,495     $1,654     $1,719     $2,138     $2,474     $2,593
                                      ======     ======     ======     ======     ======     ======     ======

(A) Represents gross write-offs, before recoveries, and excludes write-offs on OREO, letters of credit and swaps.
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
NORTH AMERICA COMMERCIAL REAL ESTATE OREO ACTIVITY
- --------------------------------------------------------------------------------

                                  3rd Qtr.   2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.   1st Qtr.
(In Millions of Dollars)           1994       1994       1994       1993       1993       1993       1993
                                   ------     ------     ------     ------     ------     ------     ------

Beginning Balance..............    $1,946     $2,130     $2,332     $2,547     $2,825     $3,032     $2,898
New OREO.......................        11        169         45        113         94         57        403
Writedowns (A).................       (41)       (37)       (49)       (38)       (75)       (93)      (133)
Sales, Paydowns and Other (B)..      (100)      (316)      (198)      (290)      (297)      (171)      (136)
                                   ------     ------     ------     ------     ------     ------     ------
Ending Balance.................    $1,816     $1,946     $2,130     $2,332     $2,547     $2,825     $3,032
                                   ======     ======     ======     ======     ======     ======     ======

(A) Includes gross write-offs on assets generally taken within 90 days of their transfer to OREO.
(B) Includes in-substance foreclosures returned to accrual loan status of $6 million in the third quarter of 1994; $18 million in the second quarter of 1994; $2 million in the fourth quarter of 1993; $210 million in the third quarter of 1993; and $15 million in the second quarter of 1993.

- --------------------------------------------------------------------------------

The OREO portfolio, which is carried at the estimated fair value of the underlying properties, includes both properties to which Citicorp has taken title, as well as in-substance foreclosures ($951 million at September 30, 1994) for which Citicorp does not have ownership of the property and foreclosure has not occurred. During the first nine months of 1994, Citicorp sold OREO properties totaling approximately $412 million.

Unfunded commitments of $0.7 billion at September 30, 1994 were down $0.2 billion from September 30, 1993. These commitments are concentrated in the office (38%) and residential (27%) markets. Office commitments represent obligations to fund property stabilization and lease-up costs. Residential commitments represent aggregate commitments to fund construction costs over the life of the various projects. Generally, predetermined contractual criteria limit the maximum outstanding residential loans at any one time to amounts substantially less than the aggregate commitment. At September 30, 1994, $0.2 billion of commitments related to borrowers experiencing financial difficulties.

Citicorp also provides standby letters of credit, the majority of which back stop tax-exempt multi-family housing bonds secured by residential properties. Approximately $0.5 billion of the $1.7 billion outstanding letters of credit at September 30, 1994 related to projects on which debt service is continuing but the loan-to-value ratios have deteriorated below target levels and/or letter of credit fees are not being paid.

The North America Commercial Real Estate portfolio is diversified by both project type and location, with exposures in the office, residential, and retail sectors comprising 39%, 22%, and 17%, respectively. Geographically, the largest regions are the West (including California) at 32% and Mid-Atlantic (including New York) at 19% at September 30, 1994.

The table on page 18 presents additional information related to the North America Commercial Real Estate portfolio. Exposures are categorized by location and project type based on the underlying collateral or source of repayment. Exposures collateralized by (or for which the source of repayment is from) properties in multiple locations are categorized geographically in "Multi-location and Other."

- --------------------------------------------------------------------------------
NORTH AMERICA COMMERCIAL REAL ESTATE PORTFOLIO BY PROJECT BY REGION
- --------------------------------------------------------------------------------

                                                                                                                 SEPT. 30,  DEC. 31,
                                                                                                                   1994       1993
(In Millions of Dollars)            Office  Residential  Retail     Hotel      Land      Industrial   Other(A)    TOTAL      Total
                                    ------  -----------  ------     -----      ----      ----------   --------    -----      -----
NEW YORK         Loans             $  254     $   88     $   55      $  -        $ 33       $  -       $   33    $   463    $   452
                 Cash-Basis Loans      37          -         30        10           -          -           12         89        141
                 OREO                 218         26          -        12           -          -            1        257        301
                 Letters
                 of Credit
                 and Other             94        101         23         -           -          -            5        223        301
                 TOTAL
                 EXPOSURE             603        215        108        22          33          -           51      1,032      1,195
- ------------------------------------------------------------------------------------------------------------------------------------
OTHER MID-
ATLANTIC         Loans                198        146        206        29          12          5           22        618        697
                 Cash-Basis Loans      62          -          -        20          36          -            -        118        132
                 OREO                 144          -          3        26           9          -            -        182        218
                 Letters
                 of Credit
                 and Other              2         12        107         1           3          -           12        137        160
                 TOTAL
                 EXPOSURE             406        158        316        76          60          5           34      1,055      1,207
- ------------------------------------------------------------------------------------------------------------------------------------
MIDWEST          Loans                695          -        240        87           5         51            6      1,084      1,214
                 Cash-Basis Loans     124          5          -        55           6          -            1        191        256
                 OREO                 176         21         20         -           6          5            1        229        239
                 Letters
                 of Credit
                 and Other             62        147          -         -           -          7            3        219        280
                 TOTAL
                 EXPOSURE           1,057        173        260       142          17         63           11      1,723      1,989
- ------------------------------------------------------------------------------------------------------------------------------------
NEW
ENGLAND          Loans                 93          2          -        19           -          -            5        119        177
                 Cash-Basis Loans      32          -          -         -           -         18            -         50         50
                 OREO                  78          -         13         -          36          -            -        127        132
                 Letters
                 of Credit
                 and Other             24         15          -         -           -          -            -         39         39
                 TOTAL
                 EXPOSURE             227         17         13        19          36         18            5        335        398
- ------------------------------------------------------------------------------------------------------------------------------------
SOUTHEAST        Loans                218        114         72        39           3          3          134        583        751
                 Cash-Basis Loans       -         10         15        15           4          8            -         52         96
                 OREO                 207         13         77         5           9          4            5        320        491
                 Letters
                 of Credit
                 and Other             71        160          -         6           -          6           49        292        532
                 TOTAL
                 EXPOSURE             496        297        164        65          16         21          188      1,247      1,870
- ------------------------------------------------------------------------------------------------------------------------------------
SOUTHWEST        Loans                324          2         67        22           2          -            4        421        481
                 Cash-Basis Loans      12          -          3        25           -          3           13         56         79
                 OREO                  10          -         19         2           5          -            1         37         95
                 Letters
                 of Credit
                 and Other              9          -          -         2           -          -            6         17         25
                 TOTAL
                 EXPOSURE             355          2         89        51           7          3           24        531        680
- ------------------------------------------------------------------------------------------------------------------------------------
CALIFORNIA       Loans                237        164        271       272          27         61           30      1,062      1,246
                 Cash-Basis Loans     167        104         64        10           1         52           18        416        487
                 OREO                 151         49        124         -           4         31            9        368        446
                 Letters
                 of Credit
                 and Other            108        751         12         7           -          1           22        901        967
                 TOTAL
                 EXPOSURE             663      1,068        471       289          32        145           79      2,747      3,146
- ------------------------------------------------------------------------------------------------------------------------------------
OTHER WEST       Loans                280         46        185       125           1          -            -        637        685
                 Cash-Basis Loans       -          -          9         9           4          -            1         23         72
                 OREO                  48          -          9         -           4         16            -         77        173
                 Letters
                 of Credit
                 and Other             11        106         15         -           -          6           15        153        194
                 TOTAL
                 EXPOSURE             339        152        218       134           9         22           16        890      1,124
- ------------------------------------------------------------------------------------------------------------------------------------
CANADA           Loans                112          6         61         6           3          -            8        196        272
                 Cash-Basis Loans      39          4        154         -          11          7           11        226        293
                 OREO                  70         34         56         -          15          2            -        177        171
                 Letters
                 of Credit
                 and Other             41          1          6         -           3          6           58        115        217
                 TOTAL
                 EXPOSURE             262         45        277         6          32         15           77        714        953
- ------------------------------------------------------------------------------------------------------------------------------------
MULTI-LOCATION
AND OTHER        Loans                  -         40         35        23           -          -          192        290        416
                 Cash-Basis Loans       -          -          -         -           -          -          100        100        113
                 OREO                  20          -          -         -           -          1           21         42         66
                 Letters
                 of Credit
                 and Other              -        255          6         -           -          -          270        531        395
                 TOTAL
                 EXPOSURE              20        295         41        23           -          1          583        963        990
- ------------------------------------------------------------------------------------------------------------------------------------
TOTALS - SEPTEMBER 30, 1994
                 LOANS(B)(C)       $2,411     $  608     $1,192      $622        $ 86       $120       $  434    $ 5,473
                 CASH-BASIS           473        123        275       144          62         88          156      1,321
                 LOANS(B)
                 OREO               1,122        143        321        45          88         59           38      1,816
                 LETTERS
                 OF CREDIT
                 AND OTHER            422      1,548        169        16           6         26          440      2,627
                 TOTAL
                 EXPOSURE           4,428      2,422      1,957       827         242        293        1,068     11,237
- ------------------------------------------------------------------------------------------------------------------------------------
Totals - December 31, 1993
                 Loans(B)(C)       $2,464     $  798     $1,789      $631        $ 83       $162       $  464               $ 6,391
                 Cash-Basis           732        212        296       142          81         85          171                 1,719
                 Loans(B)
                 OREO               1,180        408        364       107         123        105           45                 2,332
                 Letters
                 of Credit
                 and Other            617      1,664        299        17          14         30          469                 3,110
                 Total
                 Exposure           4,993      3,082      2,748       897         301        382        1,149                13,552

(A)  Includes working capital and multi-project loans.
(B) Includes real estate-related loans of $0.2 billion in 1994 and 1993, of which $85 million in 1994 and $96 million in 1993 were on a cash basis. Also includes bankers acceptances (included in customers' acceptance liability) of $50 million in 1993.
(C) Loans include $457 million and $589 million of renegotiated loans at September 30, 1994 and December 31, 1993, respectively, and exclude cash-basis loans.

- --------------------------------------------------------------------------------
NET WRITE-OFFS AND NET OREO WRITEDOWNS
- --------------------------------------------------------------------------------

                                                       Third Quarter                                      Nine Months
                                   -------------------------------------------------------           ----------------------
                                    1994 Net      1994 Net OREO       1994           1993            1994             1993
(In Millions of Dollars)           Write-Offs       Writedowns        Total          Total           Total            Total
                                   ----------     -------------       -----          -----           -----            -----
BY REGION
New York..................            $ -            $   -           $   -           $  13           $   3            $ 41
Other Mid-Atlantic........              -                -               -              12              (4)             20
Midwest...................              8                4              12              16              15              39
New England...............              1                5               6               3               8              13
Southeast.................              8               (2)              6               4              22             106
Southwest.................              -                -               -              (2)              -              11
California................             29                9              38              60             127             236
Other West................              -                2               2               9               9              31
Canada....................             17                6              23              20              61              90
Multi-location/Other......             (1)               -              (1)            (13)             24              (4)
                                      ---            -----           -----           -----           -----            ----
 Total....................            $62            $  24           $  86           $ 122           $ 265            $583
                                      ===            =====           =====           =====           =====            ====
- ---------------------------------------------------------------------------------------------------------------------------

                                                       Third Quarter                                      Nine Months
                                   -------------------------------------------------------           ----------------------
                                    1994 Net      1994 Net OREO       1994           1993            1994             1993
(In Millions of Dollars)           Write-Offs       Writedowns        Total          Total           Total            Total
                                   ----------     -------------       -----          -----           -----            -----
BY PROJECT TYPE
Office....................            $30            $   4           $  34           $  75           $ 121            $294
Residential...............              5                2               7              (2)             28              89
Retail....................             25               12              37              11              81              92
Hotel.....................              -                -               -              13              (3)             19
Land......................              -                6               6              12              10              20
Industrial................              4                -               4               9              13              24
Other.....................             (2)               -              (2)              4              15              45
                                      ---            -----           -----           -----           -----            ----
 Total....................            $62            $  24           $  86           $ 122           $ 265            $583
                                      ===            =====           =====           =====           =====            ====
- ---------------------------------------------------------------------------------------------------------------------------

Net write-offs and OREO writedowns aggregated $86 million in the third quarter of 1994, up slightly from $75 million in the second quarter of 1994 but down from $122 million in the third quarter of 1993.

While cash-basis loans and OREO levels have declined, they are expected to remain relatively high. Although there is improvement and increasing liquidity in certain commercial real estate markets, weak market conditions, particularly in California and Canada and also in the office sector, are expected to continue to affect the portfolio adversely. As a result, credit provisions (including net write-offs), net OREO writedowns, and inflows to cash-basis loans could remain at relatively high levels, although down from 1993.

OTHER

Citicorp's Global Finance businesses include $2.0 billion of commercial real estate loans in addition to those managed by North America Commercial Real Estate. Substantially all of these loans are held in offices outside of North America.

Cash-basis commercial real estate loans in this portfolio were $89 million at September 30, 1994, compared with $45 million at June 30, 1994 and $104 million at September 30, 1993. Commercial OREO in this portfolio was $0.5 billion at September 30, 1994, $0.5 billion at June 30, 1994, and $0.6 billion at September 30, 1993.

CAPITAL, PRICE RISK, LIQUIDITY, DERIVATIVE AND FOREIGN EXCHANGE ACTIVITIES
- --------------------------------------------------------------------------------

CAPITAL

Citicorp is subject to risk-based capital guidelines issued by the Federal Reserve Board, which were discussed in the 1993 Annual Report and Form 10-K. The risk-based capital guidelines require a minimum ratio of Tier 1 capital to risk-adjusted assets of 4.0% and a minimum ratio of combined Tier 1 and Tier 2 capital to risk-adjusted assets of 8.0%.

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

Common stockholders' equity increased $1.2 billion during the quarter to $12.8 billion, primarily reflecting net income of $894 million, an increase in net unrealized gains on securities available for sale of $321 million, and common stock issued under various staff benefit plans of $116 million, partially offset by cash dividends declared on common and preferred stock of $148 million. Tier 1 capital at quarter-end was $16.0 billion, up from $15.0 billion at June 30, 1994 and $13.4 billion at year-end 1993. The increase in Tier 1 capital during the quarter reflects the above items (excluding the net unrealized gains on securities available for sale in accordance with current regulatory risk-based capital guidelines) as well as issuance of $225 million of perpetual preferred stock, partially offset by the redemption of $100 million of Price Adjusted Rate Preferred Stock Fourth Series. Total capital of $25.4 billion at September 30, 1994 was up from $24.5 billion at June 30, 1994 and $23.2 billion at year-end 1993.

- --------------------------------------------------------------------------------
CITICORP RATIOS
- --------------------------------------------------------------------------------

                                        Minimum      Sept. 30      June 30      Dec. 31
                                       Required        1994          1994         1993
                                       --------      --------      -------      -------
Common Stockholders' Equity (A)..                      5.04%         4.55%        4.65%

Tier 1 Capital...................        4.00%         7.47          7.09         6.62
Tier 1 & Tier 2 Capital..........        8.00         11.86         11.60        11.45

Leverage (A).....................        3.00+         6.42          6.22         6.15

(A) The increase in total assets resulting from the implementation of FASB Interpretation No. 39 in 1994 had the effect of reducing the Common Stockholders' Equity and Leverage Ratios as of September 30, 1994 by 38 bp
    and 59 bp, respectively.
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
COMPONENTS OF RISK-BASED CAPITAL UNDER REGULATORY GUIDELINES
- --------------------------------------------------------------------------------

                                                 Sept. 30   June 30    Dec. 31
(In Millions of Dollars)                           1994       1994       1993
                                                 --------   -------    -------
TIER 1 CAPITAL
Common Equity..................................  $ 12,768   $ 11,560   $ 10,066
Perpetual Preferred Stock......................     4,187      4,062      3,887
Minority Interest..............................        54         51         59
Less:
  Net Unrealized Gains - Securities Available
  for Sale (A).................................      (411)       (90)         -
  Intangible Assets (B)........................      (359)      (362)      (387)
  50% Investment in Certain Subsidiaries (C)...      (266)      (254)      (237)
                                                 --------   --------   --------
Total Tier 1 Capital...........................  $ 15,973   $ 14,967   $ 13,388
                                                 --------   --------   --------

TIER 2 CAPITAL

Allowance for Credit Losses (D)................  $  2,701   $  2,666   $  2,551
Limited Life Preferred Stock...................        16         16         16
Qualifying Debt (E)............................     6,931      7,079      7,434
Less:
  50% Investment in Certain Subsidiaries (C)...      (265)      (254)      (237)
                                                 --------   --------   --------
Total Tier 2 Capital...........................  $  9,383   $  9,507   $  9,764
                                                 --------   --------   --------

Total Capital (Tier 1 & Tier 2)................  $ 25,356   $ 24,474   $ 23,152
                                                 ========   ========   ========

Net Risk-Adjusted Assets (F)...................  $213,722   $211,013   $202,273
                                                 ========   ========   ========

(A) Tier 1 capital excludes the net unrealized gains on securities available for sale in accordance with current regulatory risk-based capital guidelines.
(B) Includes goodwill and certain other identifiable intangible assets.
(C) Primarily Citicorp Securities, Inc.
(D) Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.
(E) Includes qualifying senior and subordinated debt, in an amount not exceeding 50% of Tier 1 capital, plus subordinated capital notes, subject to certain limitations.
(F) Net risk-adjusted assets include certain off-balance sheet activities and commitments such as foreign exchange and derivative products and letters of credit and also reflect deductions for intangible assets and any excess allowance for credit losses. See page 25 for further discussion of Derivative and Foreign Exchange Activities.

- --------------------------------------------------------------------------------

Citicorp's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary federal bank regulatory agencies. In addition, as discussed in Citicorp's 1993 Annual Report and Form 10-K, pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), federal bank regulatory agencies have defined five capital tiers for depository institutions for purposes of implementing certain regulations. Under these definitions, all of Citicorp's subsidiary depository institutions met the applicable "well capitalized" standard as of September 30, 1994.


- --------------------------------------------------------------------------------
CITIBANK, N.A. RATIOS
- --------------------------------------------------------------------------------

                                     Minimum      Sept. 30     June 30     Dec. 31
                                     Required       1994        1994        1993
                                     --------     --------     -------     -------
Common Stockholder's Equity (A)..                   6.42%       5.90%       6.59%

Tier 1 Capital...................      4.00%        7.15        6.81        6.93
Tier 1 & Tier 2 Capital..........      8.00        11.43       10.82       11.13

Leverage (A).....................      3.00+        5.70        5.62        6.06

(A) The increase in total assets resulting from the implementation of FASB Interpretation No. 39 in 1994 had the effect of reducing the Common Stockholder's Equity and Leverage Ratios as of September 30, 1994 by 60 bp each.
- --------------------------------------------------------------------------------

The Federal Reserve Board and the Office of the Comptroller of the Currency ("OCC") have proposed amendments to their capital adequacy guidelines which would establish a limitation on the amount of deferred tax assets that may be included in the Tier 1 capital calculation for risk-based and leverage capital purposes. These proposals would limit capital recognition of deferred tax assets whose realization is dependent on future taxable income to the lesser of
(a) an amount that is expected to be realized within one year based upon a projection of future taxable income (exclusive of tax carryforwards and reversals of existing temporary differences) for that year, including the effect of tax-planning strategies that are expected to be implemented during that year, and (b) 10% of Tier 1 capital before certain adjustments. The OCC has issued temporary guidance for the capital recognition of deferred tax assets by national banks which could have the effect of imposing stricter limits on such recognition than those proposed by the Federal Reserve Board. The stricter limits would become effective when the capital adequacy amendments are finalized, and in the interim the OCC has indicated that it will not object to other reasonable interpretations. Although there can be no assurance until final amendments are adopted by the bank regulators, Citicorp believes that its deferred tax assets as recognized under SFAS No. 109 will meet the criteria for capital recognition finally set by the bank regulators and has, therefore, included such deferred tax assets in the calculation of its capital ratios and (except for $250 million at September 30, 1994 for Citibank, N.A.) the capital ratios of its subsidiaries.

In April 1993, The Basle Committee on Banking Supervision, with the agreement of the central bank governors of the Group of Ten countries, including the Federal Reserve, issued a three-part package of consultative papers which deal with the supervisory treatment of netting arrangements, market risk and interest rate risk in evaluating the capital adequacy of banking organizations. U.S. regulatory agencies have proposed modifications to their risk-based capital guidelines for netting, market risk and interest rate risk. In addition, from time to time, the Federal Reserve and the Federal Financial Institutions Examination Council propose amendments to or issue interpretations of risk-based capital guidelines and reporting instructions. Certain of the federal regulators have issued a notice of proposed rulemaking and an advanced notice of proposed rulemaking relating to sales of assets, including the capital treatment of recourse arrangements and direct credit substitutes. In addition, the Federal Reserve Board has proposed an amendment to the risk-based capital guidelines with regard to the treatment of derivative products. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets.

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

Earnings at risk measures the potential pre-tax earnings impact on the non-trading portfolios of a specified movement in interest rates for a given time period. The earnings at risk for each currency is calculated by multiplying the gap between interest sensitive items by the specified rate movement, and then taking into account the impact of options, both explicit and embedded. The specific rate movements are statistically derived from a two standard deviation movement. The potential earnings effect of market rate movements is managed by modifying the asset and liability mix, either directly or through the use of derivative instruments. These include interest rate swaps which are either designated and effective as hedges or designated and effective in modifying the interest rate characteristics of specified assets or liabilities.

During the first nine months of 1994, U.S. dollar earnings at risk for the next 12 months in Citicorp's significant businesses ranged from approximately $10 million to $90 million in the aggregate, compared with the range for full year 1993 of approximately $30 million to $180 million. The interest rate exposure taken in tenors beyond one year results in earnings at risk of up to $150 million annually in future years. Earnings at risk in other currencies also existed at significantly lower levels. The level of exposure taken is based on the market environment and will vary from period to period based on rate and economic expectations.

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

During the first nine months of 1994, the potential loss amount in the trading portfolios based on monthly averages of daily exposures ranged from approximately $50 million to $90 million in Citicorp's major trading centers, compared with the range for full year 1993 of approximately $40 million to $80 million. The level of exposure taken is a function of the market environment and expectations of future price and market movements, and will vary from period to period. See page 25 for additional discussion of Derivative and Foreign Exchange Activities.

LIQUIDITY

Within Citicorp, the liquidity of each business and legal entity is managed through a well-defined process described in the 1993 Annual Report and Form 10-K.

Deposits are sourced globally from consumers, corporations, institutions, and professional investors. Total deposits at September 30, 1994 were $154.3 billion, or 61% of total funding, compared with $145.1 billion, or 67% of total funding at December 31, 1993.

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

- --------------------------------------------------------------------------------
TOTAL DEPOSITS
- --------------------------------------------------------------------------------

                                Sept. 30, 1994            Dec. 31, 1993
                            -----------------------  -----------------------
                                    Outside                  Outside
(In Billions of Dollars)     U.S.   the U.S.  Total   U.S.   the U.S.  Total
                             ----   --------  -----   ----   --------  -----
Global Consumer (A).......  $40.5    $ 55.6  $ 96.1  $43.1     $48.9  $ 92.0
Global Finance (B)........    7.7      50.5    58.2    8.7      44.4    53.1
                            -----    ------  ------  -----     -----  ------
Total.....................  $48.2    $106.1  $154.3  $51.8     $93.3  $145.1
                            =====    ======  ======  =====     =====  ======


(A) Deposits accepted from consumers and small businesses, primarily through branch relationships.
(B)  Deposits accepted primarily from corporate customers.

- --------------------------------------------------------------------------------


Global Consumer deposits at September 30, 1994 were $96.1 billion, compared with $92.0 billion at December 31, 1993. The increase in consumer deposits outside the U.S. reflects the continuing growth of the consumer business in non-U.S. markets, while the decline in consumer deposits in the U.S. reflects continued disintermediation as customers place funds in investments other than bank deposits.

Citicorp's long-term debt is, by virtue of its maturity profile, also an important source of funding stability. Parent Company and subsidiary long-term debt outstanding at September 30, 1994 (including subordinated capital notes) amounted to $16.5 billion, down $1.7 billion from year-end 1993. The long-term debt portfolio is diversified across markets, currencies, lenders, maturities, and instruments.

Parent Company debt issued with a maturity of one year or longer during the first nine months of 1994 totaled $0.7 billion, including $0.2 billion issued under the medium-term note issuance program. Under this program, Citicorp issues small denomination notes to a wide investor base thereby enhancing the liquidity profile of the long-term funding portfolio. The proceeds of these obligations are provided to subsidiaries both as equity investments and advances or are invested in liquid securities. Citicorp (Parent Company) derives revenues through interest payments and dividends on its subsidiary advances and investments and from earnings on its liquid-asset portfolio. These revenues are used to defray the Parent Company's operating expenses, service its debt, and pay dividends to its shareholders.

Citicorp also securitizes assets and sells loans to enhance liquidity and to provide access to new markets that are particularly important in supporting new business growth. Citicorp is a market leader in asset securitization. During the first three quarters of 1994, asset securitization activity totaled $6.4 billion, including $3.7 billion of U.S. mortgages and $2.3 billion of credit card receivables. As credit card securitization transactions amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. During the quarter, $1.9 billion of previously securitized credit card receivables amortized and $1.7 billion are scheduled to amortize during the remainder of 1994. Securitization activities have made the subsidiaries less reliant on Parent Company funding.

With the long-term growth in deposits and securitization, Citicorp's dependence on short-term funding has remained low. At September 30, 1994, short-term funding was $22.5 billion or 9% of total funding, compared with $16.8 billion or 8% of total funding at December 31, 1993.

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

Citicorp (Parent Company) is a legal entity separate and distinct from Citibank, N.A. and its other subsidiaries and affiliates. There are various legal limitations on the extent to which Citicorp's banking subsidiaries may extend credit, pay dividends or otherwise supply funds to Citicorp. The approval of the Office of the Comptroller of the Currency ("OCC") is required if total dividends declared by a national bank in any calendar year exceed net profits (as defined) for that year combined with its retained net profits for the preceding two years. In addition, dividends for such a bank may not be paid in excess of the bank's undivided profits. State-chartered bank subsidiaries are subject to dividend limitations imposed by applicable state law.

As of September 30, 1994, under their applicable dividend limitations, Citicorp's national and state-chartered bank subsidiaries could have declared dividends to their respective parent companies without regulatory approval of approximately $3.9 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that as of September 30, 1994, its bank subsidiaries could have distributed dividends to Citicorp, directly or through their parent holding company of approximately $2.0 billion of the available $3.9 billion in dividends.

Citicorp also receives dividends from its nonbank subsidiaries. These nonbank subsidiaries are generally not subject to regulatory restrictions on their payment of dividends except that the approval of the Office of Thrift Supervision may be required if total dividends declared by a savings association in any calendar year exceed amounts specified in that agency's regulations.

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

As a dealer, Citicorp offers derivative and foreign exchange instruments to customers, separately or with other products, to help them manage their risk profile, and also trades for Citicorp's own account. In addition, Citicorp employs derivative and foreign exchange contracts among other instruments as an end-user in connection with its risk management activities. Monitoring procedures include objective measurement systems, well-defined market and credit risk limits at appropriate control levels, and timely reports to line and senior management according to prescribed policies. Additional information concerning Citicorp's derivative and foreign exchange activities is provided in the 1993 Annual Report and Form 10-K.

Notional principal amounts are frequently used as indicators of derivative and foreign exchange activity, serving as a point of reference for calculating payments. Notional principal amounts do not reflect balances subject to credit or market risk, nor do they reflect the extent to which positions offset one another. As a result, they do not represent the much smaller amounts that are actually subject to risk in these transactions. Balance sheet credit exposure arises from unrealized gains and represents the amount of loss that Citicorp would suffer if every counterparty to which Citicorp was exposed were to default at once (i.e., the cost of replacing these contracts), and does not represent actual or expected loss amounts. The table below presents the aggregate notional principal amounts of Citicorp's outstanding derivative and foreign exchange contracts at September 30, 1994, June 30, 1994 and December 31, 1993, along with the related balance sheet credit exposure. The table includes all contracts with third parties, including both dealer and end-user positions.

- --------------------------------------------------------------------------------
TOTAL DERIVATIVE AND FOREIGN EXCHANGE CONTRACTS
- --------------------------------------------------------------------------------

                                                              Notional                      Balance Sheet
                                                              Principal                   Credit Exposure (A)
                                                 ---------------------------------   ----------------------------
                                                 Sept. 30     June 30      Dec. 31   Sept. 30   June 30   Dec. 31
(In Billions of Dollars)                           1994        1994         1993      1994       1994      1993
                                                 --------     -------      -------   --------   -------   -------
INTEREST RATE PRODUCTS
  Futures Contracts.........................     $  201.6    $  206.7      $195.6      $   -      $   -     $   -
  Forward Contracts.........................        523.2       468.5       227.1        0.6        0.5       0.2
  Swap Agreements...........................        339.8       312.0       244.3        5.9        6.0       6.8
  Purchased Options.........................        129.8       118.9       103.9        1.5        1.8       1.5
  Written Options...........................        101.2       105.8        87.5          -          -         -
FOREIGN EXCHANGE PRODUCTS
  Futures Contracts.........................     $      -    $    0.1      $  0.1      $   -      $   -     $   -
  Forward Contracts.........................      1,182.0     1,225.0       976.4       20.8       27.8      11.4
  Cross-Currency Swap Agreements............         33.0        33.4        31.7        1.9        2.1       1.7
  Purchased Options.........................         69.2        68.7        44.0        1.5        1.6       1.1
  Written Options...........................         67.4        66.4        43.7          -          -         -
COMMODITY AND EQUITY PRODUCTS.............           24.4        24.0        20.7        0.8        0.9       0.8
                                                                                       -----      -----     -----
                                                                                        33.0       40.7      23.5
EFFECTS OF MASTER NETTING AGREEMENTS (B)                                                (8.4)      (8.7)     (4.8)
                                                                                       -----      -----     -----
                                                                                       $24.6      $32.0     $18.7
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

The calculation of risk-adjusted assets for purposes of the regulatory risk-based capital ratios includes risk-weighted credit-equivalent amounts for derivative and foreign exchange contracts. These amounts as of September 30, 1994 totaled $2.9 billion for interest rate contracts and $9.6 billion for foreign exchange, commodity and equity contracts. The corresponding amounts were $3.0 billion and $11.2 billion, respectively, as of June 30, 1994 and $3.1 billion and $6.8 billion, respectively, as of December 31, 1993.

The significant increase in notional amounts during 1994, primarily in interest rate forwards and interest rate swaps, is attributable to higher activity and customer demand in response to interest rate volatility in the European and U.S. economies. The changes during the year in balance sheet credit exposure and risk-weighted credit equivalent amounts of foreign exchange contracts reflect fluctuations in exchange rates and the level of outstanding contracts, particularly those involving Deutsche Marks and Yen.

Citicorp's management of its derivative and foreign exchange activities, including the related accounting and operational controls, is tailored to both its dealer and end-user activities.

Citicorp's dealer activities are managed on a market value basis, which recognizes in earnings the gains or losses resulting from changes in market rates. For other than short-term derivative and foreign exchange contracts, Citicorp defers, at the inception of each contract, an appropriate portion of the initial market value attributable to ongoing costs such as servicing and operational activities. This amount is amortized into trading account or foreign exchange revenue over the life of the contract. Information regarding derivative and foreign exchange trading revenues can be found on page 31.

Citicorp's risk management activities employ interest rate swaps and other derivatives that are designated and effective as hedges, as well as contracts that are designated and effective in modifying the interest rate characteristics of specified assets or liabilities. These contracts are accounted for in a manner consistent with the related assets or liabilities. Revenues and expenses related to these agreements are generally included in net interest revenue over the lives of the agreements on an accrual basis, and realized gains and losses, including any related to terminated contracts, are deferred and amortized. The notional principal amounts of Citicorp's end-user positions and their approximate maturities as of September 30, 1994, June 30, 1994 and December 31, 1993 are reported in the table below. Contract maturities are related to the underlying risk management strategies.

- --------------------------------------------------------------------------------
END-USER INTEREST RATE AND FOREIGN EXCHANGE CONTRACTS
- --------------------------------------------------------------------------------

                                                                              Percentage of Sept. 30 Amount Maturing
                                                                       ----------------------------------------------------
                                                  Notional
                                                  Principal            Within   1 to 2   2 to 3   3 to 4   4 to 5   After 5
(Dollars In Billions)                             Amount(A)            1 Year   Years    Years    Years    Years    Years
                                     -------------------------------   ------   ------   ------   ------   ------   -------
                                      Sept. 30     June 30   Dec. 31
                                        1994        1994      1993
                                     -----------  ---------  -------
INTEREST RATE PRODUCTS
   Futures Contracts...............    $52.5       $58.5      $12.5      72%      21%       6%       1%       -         -
   Forward Contracts...............      6.0         8.5        7.9      98%       2%       -        -        -         -
   Swap Agreements.................     74.4        72.2       60.1      27%      19%      20%      10%      12%       12%
   Option Contracts................     31.8        37.2       34.0      32%      13%      18%      23%       9%        5%
FOREIGN EXCHANGE PRODUCTS
   Futures and Forward Contracts...     24.8        12.1       15.1     100%
   Cross-Currency Swap Agreements..      2.8         2.7        1.9      46%      28%       3%       1%       -        22%

(A)  Includes third-party and intercompany contracts.
- --------------------------------------------------------------------------------

The increase in notional amounts of end-user interest rate futures and swaps during 1994 reflected a higher utilization of these contracts in response to changing interest rates, primarily in the U.S. and U.K. The increase in notional amounts of end-user foreign exchange futures and forwards in the third quarter reflects both higher utilization of contracts and translation effects on the reported notional amounts. During the third quarter, interest rate contracts with a notional principal amount of $2.5 billion were terminated prior to scheduled maturity. There was no material gain or loss resulting from terminating these contracts.

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

The estimated fair value of contracts used to hedge or modify Citicorp's risk was less than the carrying amount of those contracts by approximately $1.1 billion and $0.1 billion at September 30, 1994 and June 30, 1994, respectively. At December 31, 1993, the fair value of contracts exceeded the carrying amount by approximately $1.1 billion. The decline is principally attributable to rising U.S. interest rates during the first nine months of 1994. These amounts will fluctuate over time and be recognized as adjustments to the yields on the associated assets and liabilities (whose values may also fluctuate). As noted above, these derivatives are integral components of Citicorp's asset and liability management activities. The total fair value of financial instruments, which is discussed on page 71 of the 1993 Annual Report and Form 10-K, includes the fair values of on-balance sheet assets and liabilities, as well as derivative contracts and other off-balance sheet instruments. Citicorp estimates that the total fair value of financial instruments, in the aggregate, continues to exceed the carrying value by a substantial amount at September 30, 1994.

Various proposals have been made in Congress to enact legislation which would limit or regulate derivatives activities. While Citicorp generally believes that legislation in this area is unnecessary, Citicorp cannot predict what, if any, action will be taken by Congress with respect to derivatives activities and what impact any such action may have on Citicorp's derivatives business.

STATEMENT OF INCOME ANALYSIS
- --------------------------------------------------------------------------------
NET INTEREST REVENUE (TAXABLE EQUIVALENT BASIS)
- --------------------------------------------------------------------------------

Net interest revenue of $2,352 million for the quarter was up $182 million from the second quarter of 1994 and up $366 million from the same period last year. The improvement over the 1994 second quarter reflects higher net interest revenue in the U.S. credit card business, the release of a $37 million reserve related to a gross receipts tax on revenues in Brazil and increases in the Global Consumer and Global Finance businesses in the Emerging Economies, including benefits to the Global Finance business from a favorable rate environment in Brazil during the 1994 third quarter. The improvement over the 1993 third quarter reflects the growth in assets in the Emerging Economies, as well as the effect on reported revenues of a lower level of securitized credit card receivables. Net interest revenue for the nine months of 1994 was $6.6 billion, up 16% from $5.7 billion for the first nine months of 1993.

The net rate spread for the third quarter of 1994 was 4.37%, compared with 4.15% in the second quarter of 1994 and 3.97% in the third quarter of 1993. Net interest revenue and interest rate spreads for all periods presented were reduced by the effect of credit card securitization. Adjusted for the effect of credit card securitization, the net rate spread for the quarter was 4.80%, compared with similarly adjusted ratios of 4.64% and 4.57% for the 1994 second quarter and 1993 third quarter, respectively. See page 35 for Effect of Credit Card Receivables Securitization.

The adjusted net rate spread for the quarter in the U.S. was 4.92%, up from 4.64% in the second quarter, largely due to an increase in managed U.S. credit card loan volumes. The improvement compared with the third quarter of 1993 (which included higher levels of interest received from certain venture capital investments) reflected a lower cost to carry cash-basis loans and OREO, as well as funding benefits associated with higher equity levels and the effective management of interest rate exposure. The 1994 third quarter net rate spread in offices outside the U.S. reflected both the favorable Brazil rate environment and reserve release noted above.

Average interest-earning assets increased $14.8 billion or 7% from the third quarter of 1993, primarily reflecting increased activities in both the Global Consumer and Global Finance businesses in the Emerging Economies.

At September 30, 1994, there were approximately $4.3 billion of loans held for sale, primarily residential mortgages, which are carried at the lower of aggregate cost or market value.

- --------------------------------------------------------------------------------
NET INTEREST REVENUE STATISTICS (TAXABLE EQUIVALENT BASIS) (A)
- --------------------------------------------------------------------------------

                                                                3rd Qtr.  2nd Qtr.  1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr.  1st Qtr.
                                                                  1994      1994      1994      1993      1993      1993      1993
                                                                --------  --------  --------  --------  --------  --------  --------
NET INTEREST REVENUE:
(In Millions of Dollars)
U.S..........................................................    $1,015    $  911    $  945    $  923    $  888    $  796    $  789
Outside the U.S..............................................     1,337     1,259     1,142     1,089     1,098     1,060     1,062
                                                                 ------    ------    ------    ------    ------    ------    ------
 Total.......................................................    $2,352    $2,170    $2,087    $2,012    $1,986    $1,856    $1,851
                                                                 ------    ------    ------    ------    ------    ------    ------
AVERAGE INTEREST-EARNING ASSETS:
(In Billions of Dollars)
U.S..........................................................    $ 99.9    $100.8    $102.7    $ 99.3    $ 96.6    $ 97.3    $ 99.9
Outside the U.S..............................................     113.6     108.9     108.1     103.3     102.1      99.6      96.4
                                                                 ------    ------    ------    ------    ------    ------    ------
 Total.......................................................    $213.5    $209.7    $210.8    $202.6    $198.7    $196.9    $196.3
                                                                 ------    ------    ------    ------    ------    ------    ------
NET RATE SPREAD (%):
U.S..........................................................      4.03      3.63      3.73      3.69      3.65      3.28      3.20
Outside the U.S..............................................      4.67      4.63      4.29      4.18      4.27      4.27      4.47
 Total.......................................................      4.37      4.15      4.01      3.94      3.97      3.78      3.82

ADJUSTED FOR THE EFFECT OF CREDIT CARD SECURITIZATION
- -----------------------------------------------------
NET INTEREST REVENUE:
(In Millions of Dollars)
U.S..........................................................    $1,525    $1,451    $1,474    $1,464    $1,469    $1,372    $1,410
 Total.......................................................     2,862     2,710     2,616     2,553     2,567     2,432     2,472
AVERAGE INTEREST-EARNING ASSETS:
(In Billions of Dollars)
U.S..........................................................    $123.1    $125.5    $126.9    $122.9    $120.6    $121.6    $125.3
 Total.......................................................     236.7     234.4     235.0     226.2     222.7     221.2     221.7
NET RATE SPREAD (%):
   U.S.......................................................      4.92      4.64      4.71      4.73      4.83      4.52      4.56
 Total.......................................................      4.80      4.64      4.52      4.48      4.57      4.41      4.52

(A) Includes appropriate allocations for capital and funding costs based on the location of the asset.

- --------------------------------------------------------------------------------
PROVISION AND ALLOWANCE FOR CREDIT LOSSES
- --------------------------------------------------------------------------------

The provision for credit losses included $100 million for the third quarter of 1994 and $256 million for the first nine months to build the consumer and commercial allowance for credit losses, after reflecting $44 million of releases in the 1994 first half related to the cross-border refinancing portfolio.

The consumer credit loss provision included an additional provision above net write-offs of $50 million for the third quarter and $150 million for the first nine months compared with $63 million and $213 million in the respective year-ago periods. As a percentage of average consumer loans, net write-offs declined to 1.43% during the quarter from 1.50% in the second quarter of 1994 and 1.75% in the 1993 third quarter. The decrease in the loss ratio compared with the third quarter of 1993 is largely due to an improvement in the net credit loss rate for U.S. credit cards.

The securitization of credit card receivables, which is more fully described on page 35, lowered reported credit losses by $213 million in the 1994 third quarter and $303 million in the same 1993 quarter.

The commercial credit loss provision, excluding the refinancing portfolio, was $71 million for the third quarter and $265 million for the nine months of 1994, down $135 million and $493 million from the comparable periods in the prior year. The commercial provision (excluding the refinancing portfolio) included an addition to the reserve above net write-offs of $50 million for the quarter and $150 million for the nine months of 1994, compared with $88 million and $264 million in the respective 1993 periods.

Details of net write-offs (recoveries) and the provision for credit losses are included in the following table.

- -----------------------------------------------------------------------------------------------------------------------
                                              3rd Qtr.   2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.  1st Qtr.
(In Millions of Dollars)                       1994       1994       1994       1993       1993       1993      1993
                                              -------    -------    -------    -------    -------    -------   -------
Net Write-offs (Recoveries):
  Global Consumer.........................     $ 315      $ 311      $ 328      $ 351      $ 356      $ 367     $ 336

  Global Finance..........................       (41)         9        (46)        16         69         36        36
  North America Commercial Real Estate....        62         63         68         78         49        136       168
                                               -----      -----      -----      -----      -----      -----     -----
  Total Non-Refinancing Commercial........     $  21      $  72      $  22      $  94      $ 118      $ 172     $ 204
                                               -----      -----      -----      -----      -----      -----     -----

  Cross-Border Refinancing Portfolio (A)..       (19)      (329)       (35)       (10)       (23)       120       (26)
                                               -----      -----      -----      -----      -----      -----     -----
  Total...................................     $ 317      $  54      $ 315      $ 435      $ 451      $ 659     $ 514
                                               =====      =====      =====      =====      =====      =====     =====

Provision for Credit Losses:
  Global Consumer.........................     $ 365      $ 361      $ 378      $ 414      $ 419      $ 442     $ 411

  Global Finance..........................       (28)        21        (34)        16         91         87       111
  North America Commercial Real Estate....        99        101        106        141        115        186       168
                                               -----      -----      -----      -----      -----      -----     -----
  Total Non-Refinancing Commercial........     $  71      $ 122      $  72      $ 157      $ 206      $ 273     $ 279
                                               -----      -----      -----      -----      -----      -----     -----

  Cross-Border Refinancing Portfolio......         -        (11)       (35)         -          -          -        (1)
                                               -----      -----      -----      -----      -----      -----     -----
  Total...................................     $ 436      $ 472      $ 415      $ 571      $ 625      $ 715     $ 689
                                               =====      =====      =====      =====      =====      =====     =====

(A) Includes a credit recovery of $318 million to the loan loss reserve in the second quarter of 1994 as part of the recognition of fair value of securities received pursuant to the Brazil refinancing agreement completed in that quarter.

- --------------------------------------------------------------------------------

At September 30, 1994, the allowance for credit losses totaled $5,060 million, compared with $4,912 million at June 30, 1994, and $4,260 million at September 30, 1993. The entire credit allowance is available to absorb future charges that are presently unidentified and no part of the allowance is allocated to any specific credits. However, for analytical purposes, Citicorp views its allowance as attributable to the following portions of its credit portfolio.

- -------------------------------------------------------------------------------------------------------------------
                                              Sept. 30   June 30   Mar. 31   Dec. 31   Sept. 30   June 30   Mar. 31
(In Millions of Dollars)                        1994       1994      1994      1993      1993       1993      1993
                                               ------    ------    ------    ------     ------    ------    ------
ALLOWANCE FOR CREDIT LOSSES:
Global Consumer............................    $1,790    $1,711    $1,639    $1,596     $1,550    $1,491    $1,412
Commercial (A).............................     3,270     3,201     2,595     2,545      2,482     2,394     2,296
Cross-Border Refinancing Portfolio.........         -         -       238       238        228       205       325
                                               ------    ------    ------    ------     ------    ------    ------

TOTAL......................................    $5,060    $4,912    $4,472    $4,379     $4,260    $4,090    $4,033
                                               ======    ======    ======    ======     ======    ======    ======

Reserve For Global Consumer
 Sold Portfolios...........................    $  467    $  503    $  538    $  527     $  559    $  557    $  557
                                               ======    ======    ======    ======     ======    ======    ======

ALLOWANCE AS A PERCENTAGE OF TOTAL LOANS:
Global Consumer............................      1.97%     2.00%     1.98%     1.89%      1.89%     1.83%     1.75%
Commercial (A).............................      5.90%     5.76%     4.88%     4.88%      4.49%     4.35%     4.25%

Total......................................      3.46%     3.48%     3.26%     3.15%      3.05%     2.94%     2.92%

(A) Effective second quarter 1994, includes amounts related to the Cross-Border Refinancing portfolio.
- --------------------------------------------------------------------------------

Continued uncertainty in the economic environment could result in further increases in both the consumer and commercial portions of the allowance for credit losses.

- --------------------------------------------------------------------------------
FEE AND COMMISSION REVENUE
- --------------------------------------------------------------------------------
Fee and commission revenues were $1,280 million in the quarter and $3,778 million in the first nine months of 1994, up $46 million and $78 million from the comparable 1993 periods. The year-ago periods included fees related to the U.S. market data services business of Quotron ($0.1 billion in the nine months of 1993), which was sold in the first quarter of 1994. The increase in fee revenues in the 1994 periods primarily resulted from strong growth in both the Global Finance and Global Consumer businesses in the Emerging Economies. The first nine months of 1994 also benefited from higher fee revenues in European private banking activities, but reflected a reduction in fee revenues related to the U.S. credit card business as a result of competitive pricing strategies.

- --------------------------------------------------------------------------------
REVENUES FROM TRADING-RELATED ACTIVITIES
- --------------------------------------------------------------------------------

Revenues from trading-related activities are reported in Trading Account and Foreign Exchange in the income statement, but also include other amounts, principally reflected in Net Interest Revenue. The following table provides an analysis of revenues from trading-related activities by Consolidated Statement of Income caption and by trading activity. Citicorp's trading-related activities are conducted primarily in the Global Finance businesses, but include revenues of approximately $0.1 billion related to activities conducted by the Global Consumer businesses in the first nine months of 1994, as well as $0.1 billion and $0.2 billion in the three and nine months ended September 30, 1993, respectively.

- ----------------------------------------------------------------------
                                Third Quarter          Nine Months
                              -----------------     ------------------
 (In Billions of Dollars)     1994      1993(A)      1994      1993(A)
                              -----     ----        -----      ----
BY INCOME STATEMENT LINE:
Trading Account............   $ 0.1      $0.2       $ 0.1       $0.7
Foreign Exchange...........     0.2       0.2         0.4        0.8
Other (B)..................     0.2       0.2         0.5        0.4
                              -----      ----       -----       ----
TOTAL......................   $ 0.5      $0.6       $ 1.0       $1.9
                              =====      ====       =====       ====

BY TRADING ACTIVITY:
Foreign Exchange (C).......   $ 0.2      $0.2       $ 0.5       $0.8
Derivative (D).............     0.2       0.3         0.3        0.6
Fixed Income (E)...........       -       0.1           -        0.3
Other......................     0.1         -         0.2        0.2
                              -----      ----       -----       ----
TOTAL......................   $ 0.5      $0.6       $ 1.0       $1.9
                              =====      ====       -----       ====

(A) Adjusted to conform to latest quarter's presentation, which reflects a revised definition of trading-related activities.
(B) Primarily net interest revenue.
(C) Includes foreign exchange spot, forward and option contracts.
(D) Primarily interest rate and currency swaps, options, financial futures, equity and commodity contracts.
(E) Principally debt instruments including government and corporate debt as well as mortgage-backed securities.
- --------------------------------------------------------------------------------

Revenues from trading-related activities were adjusted to conform more closely to industry practice and disclosure guidance recently issued by the FASB. This adjustment did not affect the trends in trading-related revenues compared with the 1993 periods. On an adjusted basis, these revenues aggregated $0.5 billion and $1.0 billion in the three and nine months ended September 30, 1994, compared with $0.6 billion and $1.9 billion in the respective 1993 periods. The 1994 revenues from trading-related activities, including derivatives, reflected continued customer demand for risk management products, while trading activities related to Citicorp's own account in the first half of 1994 were adversely affected as interest rates increased and market conditions were challenging and volatile.

TRADING ACCOUNT

Trading account revenues were $0.1 billion in both the three and nine months ended September 30, 1994, compared with $0.2 billion and $0.7 billion in the respective 1993 periods. The 1993 periods included especially strong results reported by the Global Finance businesses in Europe, North America, and Latin America. Revenues in the 1994 periods were adversely affected by rising interest rates and volatile market conditions, particularly in the first half of 1994.

FOREIGN EXCHANGE

Foreign exchange revenues were $0.2 billion and $0.4 billion in the three and nine months ended September 30, 1994, compared with $0.2 billion and $0.8 billion in the respective 1993 periods. The decline in foreign exchange revenues in the nine months ended September 30, 1994 compared with the same period in 1993 resulted primarily from the adverse effect of volatile conditions in the European currency markets in the first half of 1994.

- --------------------------------------------------------------------------------
SECURITIES TRANSACTIONS
- --------------------------------------------------------------------------------

Net gains from the sale of securities were $5 million in the third quarter of 1994, compared with $43 million in the third quarter of 1993. The net gain in the third quarter of 1994 reflects gross realized gains of $27 million ($233 million for the nine months) and gross realized losses of $22 million ($55 million for the nine months).

Effective January 1, 1994, Citicorp adopted SFAS No. 115. At September 30, 1994, the net unrealized gain on available for sale securities included in stockholders' equity totaled $411 million after tax, up from $90 million at June 30, 1994, due primarily to a significant increase during the quarter in the market prices of Brazilian securities in the portfolio.

The fair value of securities available for sale, and the related adjustment to stockholders' equity, may fluctuate over time based on market conditions and changes in market interest rates, as well as events and trends affecting specific securities.

- --------------------------------------------------------------------------------
OTHER REVENUE
- --------------------------------------------------------------------------------

                                           Third Quarter       Nine Months
                                         -----------------  ---------------
(In Millions of Dollars)                  1994    1993(A)    1994   1993(A)
                                          -----   ----      ------  -------
Securitized Credit Card Receivables....   $ 251    $297     $  695   $ 798
Venture Capital Gains..................      48       9        152      84
Affiliate Earnings.....................      45      33        162     112
Net Asset Gains........................      32       8        113      62
Net Losses from Mortgage Pass-Through
 Securitization Activity...............     (13)    (20)       (60)   (103)
Foreign Currency Translation Losses....      (9)     (3)        (2)    (35)
Other Items............................      53       8        114      24
                                          -----    ----     ------   -----
   Total...............................   $ 407    $332     $1,174   $ 942
                                          =====    ====     ======   =====

(A) Reclassified to conform to latest quarter's presentation.
- --------------------------------------------------------------------------------

The decline in revenue related to securitized credit card receivables primarily reflects lower securitized volumes, partially offset by reduced net credit losses. The effect of credit card receivable securitization is discussed in more detail on page 35.

Venture capital gains were $48 million for the third quarter of 1994 and $152 million for the nine months, compared with $9 million and $84 million in the respective periods in 1993. Investments of venture capital subsidiaries are carried at fair value and earnings volatility can occur in the future, based on general market conditions as well as events and trends affecting specific venture capital investments. Affiliate earnings improved by $12 million and $50 million when compared with the comparable periods in 1993, largely due to increases in certain Latin American affiliates.

Net asset gains were $32 million for the third quarter and $113 million for the first nine months of 1994. First half 1994 results included recognition of $173 million representing the fair value of interest bonds received in connection with the Brazil refinancing agreement, offset in part by writedowns in the value of certain investments in Latin America. Net asset gains in the nine months of 1993 included the sale of Citicorp's minority interest in Taiwan First Investment and Trust.

Net losses from mortgage pass-through securities sales for the third quarter and the nine months were lower than the comparable periods in 1993, reflecting lower costs related to recourse exposure and lower net adjustments in the nine months of 1994 for accelerated prepayments of securitized mortgages, partially offset by the recognition of losses in 1994 on sales of pass-through securities, due to the rising rate environment and competitive pricing pressures.

OPERATING EXPENSE

EMPLOYEE EXPENSE

Employee expense was $1.3 billion in the third quarter and $3.8 billion for the nine months of 1994, up $94 million and $227 million from the comparable 1993 periods. The increases reflect the continuing business expansion in the Emerging Economies, partially offset by the sale of the U.S. market data services business of Quotron and reduced staff levels in the Global Consumer businesses in North America.

OTHER EXPENSE

Other expense was $1.3 billion in the quarter and $3.7 billion for the nine months of 1994, $38 million and $288 million lower than the comparable 1993 periods. The improvement in both periods primarily resulted from lower net OREO costs in the North America Commercial Real Estate and Global Finance businesses. Third quarter and nine months of 1994 expenses also reflected the continuing expansion in the Global Consumer and Global Finance businesses in the Emerging Economies, as well as higher marketing spending in card businesses around the world and continued investments in operational efficiencies. Prior-year expenses included costs related to Quotron's U.S. market data services business, which was sold in the first quarter of 1994, and also included the previously reported charges related to the withdrawal from portfolio management activities in India.

RESTRUCTURING ACTIVITIES

Citicorp has taken a series of actions in recent years to control costs and improve productivity. In the past three years, these actions have included $1.4 billion of restructuring charges, summarized below:

- -------------------------------------------------------
(In Millions of Dollars)     1993   1992   1991   Total
                            -----  -----  -----  ------
Workforce Reductions......  $ 319  $ 186  $ 257  $  762
Quotron...................      -      -    400     400
Other Asset Writedowns....     88     31     68     187
Other.....................     18     10     25      53
                            -----  -----  -----  ------

Total.....................  $ 425  $ 227  $ 750  $1,402
                            =====  =====  =====  ======
- -------------------------------------------------------

A total of $1,120 million, including substantially all of the 1992 and 1991 charges, had been utilized through September 30, 1994. The $282 million remaining to be utilized, substantially all related to workforce reductions, includes $259 million of the 1993 charge, $16 million from 1992 and $7 million from 1991. Citicorp anticipates that substantially all of these amounts will be paid out in the remainder of 1994 and 1995. While future changes in estimates may occur, it is expected that any such changes will be immaterial to Citicorp's operations.

The $762 million total amount of charges related to workforce reductions provided for the elimination of approximately eight thousand positions from the 1991 and 1992 charges and approximately six thousand positions contemplated from the 1993 charge. These include 8,700 in the Global Consumer business and 4,400 in Global Finance. Through the third quarter of 1994, approximately 10,400 positions had been eliminated through these programs, of which 6,700 were in Global Consumer and 3,700 in Global Finance. These actions are directed towards improved efficiency, rather than curtailments of business activity, and help to offset cost increases that otherwise result from inflation and business expansion.

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

The 1991 charge included $400 million for the restructuring of Quotron, which was sold in the first quarter of 1994. Other asset writedowns included in the charges related to items to be disposed or sold pursuant to restructuring plans.

As shown in the following table, the charges related primarily to the North America, Europe and Japan businesses.

- ------------------------------------------------------------------
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
                                       =====  =====  =====  ======

(A) Includes $345 million in 1993, $123 million in 1992, $606 million in 1991, and $1,084 million in total related to the United States. Amounts attributed to the U.S. include amounts related to Corporate Items and Quotron.

- --------------------------------------------------------------------------------
INCOME TAXES
- --------------------------------------------------------------------------------

Income tax expense in the third quarter was $365 million, bringing the effective tax rate on current operations for the first nine months of 1994 to 34%, down from a comparable 37% reported in the first six months of 1994 and 42% for the first nine months of 1993, reflecting the improved level and mix of current earnings and related additional carryback support created for deferred tax assets. The corresponding valuation allowance reduction, which totaled $194 million for the first nine months of 1994, is reflected in the effective tax rate on current operations. Additionally, income taxes for the first nine months of 1994 reflected a $150 million reduction of the deferred tax asset valuation allowance in the second quarter following a reassessment of the expected level and mix of future earnings.

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

During the third quarter of 1994, there were no credit card receivables sold. The total amount of securitized receivables, net of amortization, at September 30, 1994, was $21.9 billion, compared with $23.8 billion at June 30, 1994 and $24.1 billion at September 30, 1993.

The following table shows the net impact of the securitization of credit card receivables as an increase or (decrease) in the reported Consolidated Statement of Income, Average Balance Sheet, Return on Assets, and Consumer Net Credit Loss Ratio. See page 32 for a further discussion.

- --------------------------------------------------------------------------
                                        Third Quarter      Nine Months
                                       ---------------  ------------------
(In Millions of Dollars)                 1994     1993     1994      1993
                                        -----   ------  -------   --------
Net Interest Revenue.................   $(510)  $(581)  $(1,579)  $(1,778)
Fee and Commission Revenue...........      46     (19)      139       (10)
Other Revenue........................     251     297       695       798
Provision for Credit Losses..........    (213)   (303)     (745)     (990)
                                        -----   -----   -------   -------
Net Income Impact of Securitization..   $   0   $   0   $     0   $     0
                                        =====   =====   =======   =======

Average Assets ($ Billions)..........     (23)    (24)      (24)      (25)
Return on Assets (%).................     .11     .08       .10       .09
Consumer Net Credit Loss Ratio (%)...    (.47)   (.74)     (.59)     (.84)

- --------------------------------------------------------------------------

The following table shows average credit card loans, net credit losses and related ratios for the managed U.S. and Canada credit card portfolio.

- --------------------------------------------------------------------------------

Average Credit Card Loans (In Billions
 of Dollars)................................   $34.7    $32.8   $ 33.9   $ 32.9

Net Credit Losses (In Millions of Dollars)..   $ 314    $ 416   $1,047   $1,334

    As a Percentage of Average
     Credit Card Loans......................    3.59%    5.03%    4.13%    5.42%

- ----------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME                                             CITICORP and Subsidiaries
                                                                     Third Quarter             Nine Months
                                                                   ----------------        ---------------------
(In Millions of Dollars)                                            1994     1993           1994          1993
                                                                   ------   ------         -------       -------
INTEREST REVENUE
Interest and Fees on Loans.......................................   $3,760   $4,065        $12,127       $12,332
Interest on Deposits with Banks..................................      154      288            732           793
Interest on Federal Funds Sold and Securities
 Purchased Under Resale Agreements...............................      366      764          3,028         1,892
Interest and Dividends on Securities
 U. S. Treasury and Federal Agencies.............................       59       58            175           168
 State and Municipal.............................................       21        3             53             4
 Other (Principally in offices outside the U.S.).................      253      219            670           536
Interest on Trading Account Assets...............................      444      611          1,626         1,832
                                                                    ------   ------        -------       -------
  Total Interest Revenue.........................................   $5,057   $6,008        $18,411       $17,557
                                                                    ------   ------        -------       -------

INTEREST EXPENSE
Interest on Deposits.............................................   $1,855   $2,394        $ 6,914       $ 7,215
Interest on Trading Account Liabilities..........................       65       54            197           140
Interest on Other Borrowed Money.................................      544    1,096          3,320         3,015
Interest on Long-Term Debt and Subordinated Capital Notes........      247      481          1,391         1,504
                                                                    ------   ------        -------       -------
  Total Interest Expense.........................................   $2,711   $4,025        $11,822       $11,874
                                                                    ------   ------        -------       -------

NET INTEREST REVENUE.............................................   $2,346   $1,983        $ 6,589       $ 5,683
                                                                    ------   ------        -------       -------

PROVISION FOR CREDIT LOSSES......................................   $  436   $  625        $ 1,323       $ 2,029
                                                                    ------   ------        -------       -------

NET INTEREST REVENUE AFTER PROVISION FOR
 CREDIT LOSSES...................................................   $1,910   $1,358        $ 5,266       $ 3,654
                                                                    ------   ------        -------       -------

FEES, COMMISSIONS AND OTHER REVENUE
Fees and Commissions.............................................   $1,280   $1,234        $ 3,778       $ 3,700
Trading Account..................................................      105      233            129           670
Foreign Exchange.................................................      182      245            388           837
Securities Transactions..........................................        5       43            178            91
Other Revenue....................................................      407      332          1,174           942
                                                                    ------   ------        -------       -------
 Total Fees, Commissions and Other Revenue.......................   $1,979   $2,087        $ 5,647       $ 6,240
                                                                    ------   ------        -------       -------

OTHER OPERATING EXPENSE
Salaries.........................................................   $1,050   $  979        $ 2,978       $ 2,839
Employee Benefits................................................      284      261            852           764
                                                                    ------   ------        -------       -------
  Total Staff Expense............................................   $1,334   $1,240        $ 3,830       $ 3,603
Net Premises and Equipment Expense...............................      396      413          1,156         1,200
Other Expense....................................................      900      921          2,547         2,791
                                                                    ------   ------        -------       -------
  Total Other Operating Expense..................................   $2,630   $2,574        $ 7,533       $ 7,594
                                                                    ------   ------        -------       -------

INCOME BEFORE TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES..   $1,259   $  871        $ 3,380       $ 2,300
Income Taxes.....................................................      365      343          1,000           956
                                                                    ------   ------        -------       -------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES............   $  894   $  528        $ 2,380       $ 1,344

Cumulative Effect of Accounting Changes (A)......................        -        -            (56)          300
                                                                    ------   ------        -------       -------

NET INCOME.......................................................   $  894   $  528        $ 2,324       $ 1,644
                                                                    ======   ======        =======       =======

INCOME APPLICABLE TO COMMON STOCK................................   $  804   $  446        $ 2,060       $ 1,412
                                                                    ======   ======        =======       =======

EARNINGS PER SHARE:
ON COMMON AND COMMON EQUIVALENT SHARES
Income Before Cumulative Effect of Accounting Changes............    $1.87    $1.06          $4.95         $2.66
Cumulative Effect of Accounting Changes (A)......................        -        -          (0.13)         0.68
                                                                    ------   ------        -------       -------
Net Income.......................................................    $1.87    $1.06          $4.82         $3.34
                                                                    ======   ======        =======       =======

ASSUMING FULL DILUTION
Income Before Cumulative Effect of Accounting Changes............    $1.67    $0.97          $4.44         $2.47
Cumulative Effect of Accounting Changes (A)......................        -        -          (0.11)         0.58
                                                                    ------   ------        -------       -------
Net Income.......................................................    $1.67    $0.97          $4.33         $3.05
                                                                    ======   ======        =======       =======

(A) Represents the cumulative effect of adopting SFAS No. 112, "Employers' Accounting for Postemployment Benefits," as of January 1, 1994. The 1993 results include the cumulative effect of adopting SFAS No. 109, "Accounting for Income Taxes," as of January 1, 1993.

- ------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET                                       CITICORP and Subsidiaries
                                                                   Sept. 30      Dec. 31
(In Millions of Dollars)                                             1994        1993(A)
                                                                  --------      --------
ASSETS
Cash and Due from Banks.....................................      $  5,267      $  4,836
Deposits at Interest with Banks.............................         7,387         6,749
Securities (B):
  Held to Maturity..........................................         5,192         5,637
  Available for Sale........................................        14,927         8,705
  Venture Capital...........................................         1,746         1,489
Trading Account Assets (C)..................................        44,360        23,783
Federal Funds Sold and Securities Purchased Under
  Resale Agreements.........................................         9,282         7,339
Loans, Net
  Consumer..................................................      $ 90,880      $ 84,354
  Commercial (B)............................................        55,443        54,613
                                                                  --------      --------
  Loans, Net of Unearned Income.............................      $146,323      $138,967
  Allowance for Credit Losses...............................        (5,060)       (4,379)
                                                                  --------      --------
  Total Loans, Net..........................................      $141,263      $134,588
Customers' Acceptance Liability.............................         1,404         1,512
Premises and Equipment, Net.................................         3,996         3,842
Interest and Fees Receivable................................         2,605         2,552
Other Assets................................................        15,720        15,542
                                                                  --------      --------
  TOTAL.....................................................      $253,149      $216,574
                                                                  ========      ========
LIABILITIES
Non-Interest-Bearing Deposits in U.S. Offices...............      $ 12,280      $ 13,442
Interest-Bearing Deposits in U.S. Offices...................        35,910        38,347
Non-Interest-Bearing Deposits in Offices Outside the U.S....         7,699         6,644
Interest-Bearing Deposits in Offices Outside the U.S........        98,402        86,656
                                                                  --------      --------
  Total Deposits............................................      $154,291      $145,089
Trading Account Liabilities (C).............................        26,269         5,478
Purchased Funds and Other Borrowings........................        22,535        16,777
Acceptances Outstanding.....................................         1,425         1,531
Accrued Taxes and Other Expenses............................         5,653         6,452
Other Liabilities...........................................         9,545         9,134
Long-Term Debt..............................................        15,038        16,010
Subordinated Capital Notes..................................         1,438         2,150
STOCKHOLDERS' EQUITY
Preferred Stock (Without par value).........................      $  4,187      $  3,887
Common Stock ($1.00 par value)..............................           419           412
 Issued Shares:  419,123,755 and 412,017,300, respectively
Surplus.....................................................         4,136         3,898
Retained Earnings...........................................         8,669         6,729
Net Unrealized Gains - Securities Available for Sale (B)....           411             -
Foreign Currency Translation................................          (468)         (580)
Common Stock in Treasury, at Cost...........................          (399)         (393)
  Shares:  25,469,812 and 25,527,133, respectively
  Total Stockholders' Equity................................      $ 16,955      $ 13,953
                                                                  --------      --------
  TOTAL.....................................................      $253,149      $216,574
                                                                  ========      ========

(A) Reclassified to conform to latest quarter's presentation.
(B) Balances at September 30, 1994 reflect the effect of implementing SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in 1994 including the reclassification of certain commercial loans to Held-to-Maturity and Available-for-Sale Securities. See footnote C on page 48 for additional discussion.
(C) Reflects the implementation in 1994 of FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," related to derivative and foreign exchange contracts. At September 30, 1994, Trading Account Assets include $24.6 billion of unrealized gains and Trading Account Liabilities include $22.9 billion of unrealized losses, net of master netting agreements, and other amounts related to these contracts (see page 25 for additional discussion). In accordance with the FASB Interpretation, the balance sheet at December 31, 1993 was not restated for this change and Trading Account Assets and Liabilities at that date included $5.7 billion and $3.1 billion, respectively, related to these contracts. Other than the foregoing amounts related to derivative and foreign exchange contracts, Trading Account Assets included U.S. Government securities and other trading assets aggregating $19.8 billion at September 30, 1994 and $18.1 billion at December 31, 1993. Trading Account Liabilities included short sale liabilities of $3.4 billion at September 30, 1994 and $2.4 billion at December 31, 1993.

- --------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY                      CITICORP and Subsidiaries
                                                                                     Nine Months
                                                                                   ----------------
(In Millions of Dollars)                                                            1994      1993
                                                                                   -------   -------
Balance at Beginning of Period...................................................  $13,953   $11,181
Adoption of SFAS No. 115, Net Unrealized Gains on Securities Available for Sale..      365         -
Change in Net Unrealized Gains on Securities Available for Sale..................       46         -
Preferred Stock Issuance, Net of Related Costs...................................      388       654
Redemption of Price Adjusted Rate
 Preferred Stock (Fourth Series).................................................     (100)        -
Issuance of Common Stock Under Various
 Staff Benefit Plans (Net of Amortization),
 the Dividend Reinvestment Plan, and
 the Conversion of Convertible Notes.............................................      257       223
Net Income.......................................................................    2,324     1,644
Cash Dividends Declared:
    Common.......................................................................     (117)        -
    Preferred....................................................................     (267)     (226)
Foreign Currency Translation.....................................................      112       (90)
Treasury Stock Transactions at Cost..............................................       (6)       (3)
                                                                                   -------   -------
Balance at End of Period.........................................................  $16,955   $13,383
                                                                                   =======   =======
- --------------------------------------------------------------------------------------------------------

- ---------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS                                                      CITICORP and Subsidiaries
                                                                                                 Nine Months
                                                                                          ---------------------------
(In Millions of Dollars)                                                                     1994            1993(A)
                                                                                          ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income.............................................................................   $   2,324         $   1,644
                                                                                          ---------         ---------
Adjustments to Reconcile Net Income to Net Cash Provided By (Used In) Operating
 Activities:
 Provision for Credit Losses...........................................................   $   1,323         $   2,029
 Depreciation and Amortization of Premises and Equipment...............................         416               420
 Amortization of Goodwill..............................................................          36                40
 Provision for Deferred Taxes..........................................................        (249)             (266)
 Cumulative Effect of Accounting Change................................................          56              (300)
 Venture Capital Activity..............................................................        (257)              (88)
 Net (Gain) on Sale of Securities......................................................        (178)              (91)
 Net (Gain) on the Sale of Subsidiaries and Affiliates.................................         (12)              (77)
 Changes in Accruals and Other, Net....................................................      (1,896)            2,119
 Net (Increase) in Trading Account Assets..............................................     (20,577)           (2,434)
 Net Increase in Trading Account Liabilities...........................................      20,791             2,849
                                                                                          ---------         ---------
Total Adjustments......................................................................   $    (547)        $   4,201
                                                                                          ---------         ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES..............................................   $   1,777         $   5,845
                                                                                          ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Net (Increase) in Deposits at Interest with Banks.....................................   $    (638)        $    (278)
 Securities - Held to Maturity
  Purchases............................................................................      (8,346)          (11,673)
  Maturities...........................................................................      10,303            12,799
 Securities - Available for Sale
  Purchases............................................................................     (16,034)          (12,057)
  Proceeds from Sales..................................................................       7,427             6,203
  Maturities...........................................................................       5,151             3,746
 Net (Increase) in Federal Funds Sold and Securities
  Purchased Under Resale Agreements....................................................      (1,943)           (5,121)
 Net (Increase) in Loans...............................................................     (79,425)          (67,305)
 Proceeds from Sales of Loans and Credit Card Receivables..............................      67,903            63,581
 Capital Expenditures on Premises and Equipment........................................        (957)             (584)
 Proceeds from Sales of Premises and Equipment.........................................         319               104
 Proceeds from Sales of Subsidiaries and Affiliates....................................          25               223
 Proceeds from Sales of Other Real Estate Owned (OREO).................................       1,533             1,142
                                                                                          ---------         ---------
NET CASH (USED IN) INVESTING ACTIVITIES................................................   $ (14,682)        $  (9,220)
                                                                                          ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net Increase in Deposits..............................................................   $   9,202         $   6,273
 Net Increase (Decrease) in Federal Funds Purchased and Securities Sold
  Under Repurchase Agreements..........................................................       4,341              (715)
 Proceeds from Issuance of Commercial Paper and Funds Borrowed with
  Original Maturities of Less Than One Year............................................     205,145           257,276
 Repayment of Commercial Paper and Funds Borrowed with
  Original Maturities of Less Than One Year............................................    (203,615)         (257,432)
 Proceeds from Issuance of Long-Term Debt..............................................       1,621             2,560
 Repayment of Long-Term Debt...........................................................      (3,472)           (4,968)
 Proceeds from Issuance of Preferred Stock.............................................         388               654
 Redemption of Preferred Stock.........................................................        (100)                -
 Proceeds from Issuance of Common Stock................................................         182               203
 Dividends Paid........................................................................        (381)             (226)
                                                                                          ---------         ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES..............................................   $  13,311         $   3,625
                                                                                          ---------         ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND DUE FROM BANKS.............................   $      25         $    (247)
                                                                                          ---------         ---------
Net Increase in Cash and Due from Banks................................................   $     431         $       3
Cash and Due from Banks at Beginning of Period.........................................       4,836             5,138
                                                                                          ---------         ---------
CASH AND DUE FROM BANKS AT END OF PERIOD...............................................   $   5,267         $   5,141
                                                                                          =========         =========
- ---------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period for:
 Interest..............................................................................   $  10,405         $  10,574
 Income Taxes..........................................................................   $   1,228         $     901
NON-CASH INVESTING ACTIVITIES
Transfer from Loans to OREO............................................................   $     948         $   1,334
- ---------------------------------------------------------------------------------------------------------------------

(A) Reclassified to conform to latest quarter's presentation.

- ------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET                                                               CITIBANK, N.A. and Subsidiaries
                                                                                          Sept. 30           Dec. 31(A)
(In Millions of Dollars)                                                                     1994              1993
                                                                                          ---------         ---------
ASSETS
Cash and Due from Banks................................................................   $   4,681         $   4,005
Deposits at Interest with Banks........................................................       7,724             7,137
Securities (B):
  Held to Maturity.....................................................................       3,836             2,927
  Available for Sale...................................................................      11,789             7,670
  Venture Capital......................................................................       1,095               842
Trading Account Assets (C).............................................................      39,855            20,786
Federal Funds Sold and Securities Purchased Under
  Resale Agreements....................................................................       5,607             4,392
Loans, Net of Unearned Income (B)......................................................   $ 117,957         $ 109,459
  Allowance for Credit Losses..........................................................      (4,149)           (3,471)
                                                                                          ---------         ---------
  Total Loans, Net.....................................................................   $ 113,808         $ 105,988
Customers' Acceptance Liability........................................................       1,404             1,512
Premises and Equipment, Net............................................................       3,106             2,973
Interest and Fees Receivable...........................................................       1,810             1,803
Other Assets...........................................................................       9,544             9,107
                                                                                          ---------         ---------

TOTAL..................................................................................   $ 204,259         $ 169,142
                                                                                          =========         =========

LIABILITIES
Non-Interest-Bearing Deposits in U.S. Offices..........................................   $   9,693         $  10,207
Interest-Bearing Deposits in U.S. Offices..............................................      21,917            23,077
Non-Interest-Bearing Deposits in Offices Outside the U.S...............................       7,504             6,439
Interest-Bearing Deposits in Offices Outside the U.S...................................      93,450            83,239
                                                                                          ---------         ---------
  Total Deposits.......................................................................   $ 132,564         $ 122,962
Trading Account Liabilities (C)........................................................      25,140             4,509
Purchased Funds and Other Borrowings...................................................      14,705            11,742
Acceptances Outstanding................................................................       1,425             1,530
Accrued Taxes and Other Expenses.......................................................       3,281             3,740
Other Liabilities......................................................................       5,677             5,722
Long-Term Debt.........................................................................       3,159             3,089
Subordinated Notes.....................................................................       5,200             4,700

STOCKHOLDER'S EQUITY
Capital Stock ($20.00 par).............................................................   $     751         $     751
Outstanding Shares:  37,534,553 in each period
Surplus................................................................................       6,006             5,912
Retained Earnings......................................................................       6,581             5,146
Net Unrealized Gains - Securities
  Available for Sale (B)...............................................................         346                 -
Foreign Currency Translation...........................................................        (576)             (661)
                                                                                          ---------         ---------
  Total Stockholder's Equity...........................................................   $  13,108         $  11,148
                                                                                          ---------         ---------

TOTAL..................................................................................   $ 204,259         $ 169,142
                                                                                          =========         =========

(A) Reclassified to conform to latest quarter's presentation.
(B) Balances at September 30, 1994 reflect the effect of implementing SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in 1994 including the reclassification of certain commercial loans to Held-to-Maturity and Available-for-Sale Securities. See footnote C on page 48 for additional discussion.
(C) Reflects the implementation in 1994 of FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," related to derivative and foreign exchange contracts. At September 30, 1994, Trading Account Assets include $25.5 billion of unrealized gains and Trading Account Liabilities include $23.5 billion of unrealized losses, net of master netting agreements, and other amounts related to these contracts (see page 25 for additional discussion). In accordance with the FASB Interpretation, the balance sheet at December 31, 1993 was not restated for this change and Trading Account Assets and Liabilities at that date included $5.5 billion and $3.0 billion, respectively, related to these contracts. Other than the foregoing amounts related to derivative and foreign exchange contracts, Trading Account Assets included U.S. government securities and other trading assets aggregating $14.4 billion at September 30, 1994 and $15.3 billion at December 31, 1993. Trading Account Liabilities included short sale liabilities of $1.6 billion at September 30, 1994 and $1.5 billion at December 31, 1993.

- -----------------------------------------------------------------------------------------------------------------------------
CALCULATION OF NET INCOME PER SHARE                             Nine Months Ended                   Nine Months Ended
                                                                September 30, 1994                  September 30, 1993
                                                        ---------------------------------   ---------------------------------
                                                            On Common                           On Common
                                                            and Common       Assuming Full      and Common      Assuming Full
(In Millions Except Per Share Amounts)                  Equivalent Shares      Dilution     Equivalent Shares     Dilution
                                                        -----------------    -------------  -----------------   -------------
INCOME APPLICABLE TO COMMON STOCK
 a. Distributed Portion - Dividends...................       $  117            $  117             $    -           $    -
 Undistributed Portion Before Cumulative
   Effect of Accounting Changes.......................        1,999             1,999              1,112            1,112
 Dividends on Conversion Preferred Stock, Series 15...           70                70                 70               70
 Dividends on Convertible Preferred Stock, Series 12
  and Series 13.......................................            -               102                  -              102
                                                             ------            ------             ------           ------
 b. Income Applicable to Common Stock Before
    Cumulative Effect of Accounting Changes, Adjusted.       $2,186            $2,288             $1,182           $1,284
 c. Cumulative Effect of Accounting Changes...........          (56)              (56)               300              300
                                                             ------            ------             ------           ------

TOTAL.................................................       $2,130            $2,232             $1,482           $1,584
                                                             ======            ======             ======           ------


SHARES
Weighted-Average Common Shares Outstanding (A)........        390.2             390.2              373.9            373.9
Common Equivalent Shares:
 Conversion Preferred Stock, Series 15................         41.1              41.1               60.0             60.0
 Other (B)............................................          8.7               8.9                8.8             11.5
Convertible Preferred Stock, Series 12 and Series 13..            -              73.0                  -             73.0
Convertible Notes.....................................            -                 -                  -               .1
                                                             ------            ------             ------           ------
 d. Shares Applicable to Distributed Portion..........        440.0             513.2              442.7            518.5

Book Value Shares Issuable Under Stock Option and
 the Executive Incentive Compensation Plans...........          1.9               1.9                2.3              1.6
                                                             ------            ------             ------           ------
 e. Shares Applicable to Undistributed Portion........        441.9             515.1              445.0            520.1
                                                             ======            ======             ======           ======


EARNINGS PER SHARE

a [DIVIDED BY] d Distributed Portion..................       $ 0.27            $ 0.23             $    -           $    -
    (b-a) [DIVIDED BY] e Undistributed Portion Before
Cumulative Effect of Accounting Changes...............         4.68              4.21               2.66             2.47
                                                             ------            ------             ------           ------
Income Before Cumulative Effect of Accounting
 Changes..............................................         4.95              4.44               2.66             2.47
c [DIVIDED BY] e Cumulative Effect of Accounting
 Changes..............................................         (.13)             (.11)               .68              .58
                                                             ------            ------             ------           ------

NET INCOME............................................       $ 4.82            $ 4.33             $ 3.34           $ 3.05
                                                             ======            ======             ======           ======

(A) Includes book value shares of 1.1 million and 1.2 million for the nine months ended September 30, 1994 and 1993, respectively.
(B) Other Common Equivalent Shares represent shares issuable under the Executive Incentive Compensation Plan and the dilutive effect of market value shares issuable under Stock Option, Stock Incentive and Stock Purchase Plans computed using the treasury stock method.

- -------------------------------------------------------------------------------

                                                       CITICORP AND SUBSIDIARIES

- --------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES AND INTEREST RATES
(Taxable Equivalent Basis) (A) (B)                       Third Quarter 1994           Third Quarter 1993
                                                     ---------------------------   ---------------------------
                                                                            %                            %
                                                      Average            Average   Average             Average
(Dollars In Millions)                                 Volume   Interest   Rate     Volume   Interest    Rate
                                                     --------  --------  --------  -------   -------   -------
INTEREST REVENUE
LOANS (NET OF UNEARNED INCOME) (C)
Consumer Loans
In U.S. Offices....................................  $ 43,847    $1,151    10.41  $ 43,905    $1,063     9.61
In Offices Outside the U.S. (D)....................    43,345     1,333    12.20    36,786     1,169    12.61
                                                     --------    ------           --------    ------
TOTAL CONSUMER LOANS...............................  $ 87,192    $2,484    11.30  $ 80,691    $2,232    10.97
                                                     --------    ------           --------    ------
Commercial Loans
In U.S. Offices
 Commercial and Industrial.........................  $ 10,208    $  196     7.62  $  9,874    $  172     6.91
 Mortgage and Real Estate..........................     6,459        95     5.84     8,121       100     4.89
 Loans to Financial Institutions...................       420         5     4.72       502         4     3.16
 Lease Financing...................................     3,472        58     6.63     3,570        79     8.78
In Offices Outside the U.S. (D)....................    35,047       922    10.44    34,984     1,479    16.77
                                                     --------    ------           --------    ------
 TOTAL COMMERCIAL LOANS............................  $ 55,606    $1,276     9.10  $ 57,051    $1,834    12.75
                                                     --------    ------           --------    ------
  TOTAL LOANS......................................  $142,798    $3,760    10.45  $137,742    $4,066    11.71
                                                     --------    ------           --------    ------
FUNDS SOLD AND RESALE AGREEMENTS
In U.S. Offices....................................  $ 13,430    $  148     4.37  $ 11,571    $   91     3.12
In Offices Outside the U.S. (D)....................     2,829       218    30.57     2,556       673   104.46
                                                     --------    ------           --------    ------
  TOTAL............................................  $ 16,259    $  366     8.93  $ 14,127    $  764    21.46
                                                     --------    ------           --------    ------
SECURITIES
HELD TO MATURITY
In U.S. Offices
 U. S. Treasury and Federal Agencies...............  $  1,933    $   29     5.95  $  2,179    $   27     4.92
 State and Municipal...............................         -         -        -         -         -        -
 Other.............................................        31         1    12.80       162         3     7.35
In Offices Outside the U.S. (principally local
 government issues) (D)............................     3,112        53     6.76     1,862        42     8.95
                                                     --------    ------           --------    ------
  TOTAL............................................  $  5,076    $   83     6.49  $  4,203    $   72     6.80
                                                     --------    ------           --------    ------
AVAILABLE FOR SALE
In U.S. Offices
 U.S. Treasury and Federal Agencies................  $  1,697    $   24     5.61  $  1,758    $   28     6.32
 State and Municipal...............................     1,459        25     6.80       201         3     5.92
 Other.............................................     1,291        20     6.15       481         4     3.30
In Offices Outside the U.S. (D)....................     7,796       180     9.16     6,145       136     8.78
                                                     --------    ------           --------    ------
  TOTAL............................................  $ 12,243    $  249     8.07  $  8,585    $  171     7.90
                                                     --------    ------           --------    ------
VENTURE CAPITAL
In U.S. Offices....................................  $  1,476    $    4     1.08  $  1,168    $   37    12.57
In Offices Outside the U.S. .......................       238         3     5.00       214         1     1.85
                                                     --------    ------           --------    ------
  TOTAL............................................  $  1,714    $    7     1.62  $  1,382    $   38    10.91
                                                     --------    ------           --------    ------
  TOTAL SECURITIES.................................  $ 19,033    $  339     7.07  $ 14,170    $  281     7.87
                                                     --------    ------           --------    ------
TRADING ACCOUNT ASSETS
In U.S. Offices....................................  $ 14,148    $  224     6.28  $ 13,111    $  179     5.42
In Offices Outside the U.S. (D)....................    11,341       220     7.70     9,968       433    17.23
                                                     --------    ------           --------    ------
  TOTAL............................................  $ 25,489    $  444     6.91  $ 23,079       612    10.52
                                                     --------    ------           --------    ------
Interest-Bearing Deposits (principally in Offices
 Outside the U.S.) (C) (D).........................  $  9,943    $  154     6.14  $  9,533    $  288    11.99
                                                     --------    ------           --------    ------
Total Interest-Earning Assets......................  $213,522    $5,063     9.41  $198,651    $6,011    12.00
                                                                 ======                       ======
Non-Interest-Earning Assets (E)....................    51,967                       30,181
                                                     --------                     --------
TOTAL ASSETS.......................................  $265,489                     $228,832
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

                                                       CITICORP AND SUBSIDIARIES

- --------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES AND INTEREST RATES
(Taxable Equivalent Basis) (A) (B)                        Nine Months 1994              Nine Months 1993
                                                     ---------------------------   ---------------------------
                                                                             %                            %
                                                      Average            Average   Average             Average
(Dollars In Millions)                                 Volume   Interest   Rate     Volume   Interest    Rate
                                                     --------   -------  -------  --------   -------   -------
INTEREST REVENUE
LOANS (NET OF UNEARNED INCOME) (C)
Consumer Loans
In U.S. Offices....................................  $ 43,099   $ 3,238    10.04  $ 44,677   $ 3,223     9.65
In Offices Outside the U.S. (D)....................    41,632     3,898    12.52    36,431     3,565    13.08
                                                     --------   -------           --------   -------
TOTAL CONSUMER LOANS...............................  $ 84,731   $ 7,136    11.26  $ 81,108   $ 6,788    11.19
                                                     --------   -------           --------   -------
Commercial Loans
In U.S. Offices
 Commercial and Industrial.........................  $ 10,166   $   566     7.44  $ 10,340   $   503     6.50
 Mortgage and Real Estate..........................     6,824       295     5.78     8,576       305     4.75
 Loans to Financial Institutions...................       452        12     3.55       470         9     2.56
 Lease Financing...................................     3,494       176     6.73     3,540       215     8.12
In Offices Outside the U.S. (D)....................    34,133     3,942    15.44    34,857     4,516    17.32
                                                     --------   -------           --------   -------
 TOTAL COMMERCIAL LOANS............................  $ 55,069   $ 4,991    12.12  $ 57,783   $ 5,548    12.84
                                                     --------   -------           --------   -------
  TOTAL LOANS......................................  $139,800   $12,127    11.60  $138,891   $12,336    11.87
                                                     --------   -------           --------   -------
FUNDS SOLD AND RESALE AGREEMENTS
In U.S. Offices....................................  $ 15,333   $   423     3.69  $ 11,118   $   254     3.05
In Offices Outside the U.S. (D)....................     2,904     2,605   119.93     2,141     1,638   102.29
                                                     --------   -------           --------   -------
  TOTAL............................................  $ 18,237   $ 3,028    22.20  $ 13,259   $ 1,892    19.08
                                                     --------   -------           --------   -------
SECURITIES
HELD TO MATURITY
In U.S. Offices
 U. S. Treasury and Federal Agencies...............  $  1,986   $    83     5.59  $  2,128   $    76     4.77
 State and Municipal...............................         -         -        -         -         -        -
 Other.............................................        42         3     9.55       151         9     7.97
In Offices Outside the U.S. (principally local
 government issues) (D)............................     3,142       146     6.21     2,019       137     9.07
                                                     --------   -------           --------   -------
  TOTAL............................................  $  5,170   $   232     6.00  $  4,298   $   222     6.91
                                                     --------   -------           --------   -------
AVAILABLE FOR SALE
In U.S. Offices
 U.S. Treasury and Federal Agencies................  $  1,732   $    72     5.56  $  1,708   $    86     6.73
 State and Municipal...............................     1,231        66     7.17        76         3     5.28
 Other.............................................       990        39     5.27       480        15     4.18
In Offices Outside the U.S. (D)....................     7,166       487     9.09     5,121       338     8.82
                                                     --------   -------           --------   -------
  TOTAL............................................  $ 11,119   $   664     7.98  $  7,385   $   442     8.00
                                                     --------   -------           --------   -------
VENTURE CAPITAL
In U.S. Offices....................................  $  1,368   $    13     1.27  $  1,152   $    44     5.11
In Offices Outside the U.S. .......................       217         7     4.31       221         3     1.81
                                                     --------   -------           --------   -------
  TOTAL............................................  $  1,585   $    20     1.69  $  1,373   $    47     4.58
                                                     --------   -------           --------   -------
  TOTAL SECURITIES.................................  $ 17,874   $   916     6.85  $ 13,056   $   711     7.28
                                                     --------   -------           --------   -------
TRADING ACCOUNT ASSETS
In U.S. Offices....................................  $ 14,342   $   633     5.90  $ 13,543   $   546     5.39
In Offices Outside the U.S. (D)....................    11,399       995    11.67     9,613     1,289    17.93
                                                     --------   -------           --------   -------
  TOTAL............................................  $ 25,741   $ 1,628     8.46  $ 23,156     1,835    10.60
                                                     --------   -------           --------   -------
Interest-Bearing Deposits (principally in Offices
 Outside the U.S.) (C) (D).........................  $  9,715   $   732    10.07  $  8,929   $   793    11.87
                                                     --------   -------           --------   -------
Total Interest-Earning Assets......................  $211,367   $18,431    11.66  $197,291   $17,567    11.90
                                                                =======                      =======
Non-Interest-Earning Assets (E)....................    47,546                       29,426
                                                     --------                     --------
TOTAL ASSETS.......................................  $258,913                     $226,717
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

                                                       CITICORP AND SUBSIDIARIES

- -------------------------------------------------------------------------------------------------------
AVERAGE BALANCES AND INTEREST RATES (CONTINUED)
(Taxable Equivalent Basis) (A) (B)                Third Quarter 1994            Third Quarter 1993
                                              ---------------------------   ---------------------------
                                                                     %                             %
                                               Average            Average   Average             Average
(Dollars In Millions)                          Volume   Interest   Rate     Volume   Interest    Rate
                                              --------  --------  -------  --------  --------   -------
INTEREST EXPENSE
DEPOSITS
In U.S. Offices
   Savings Deposits (C).....................  $ 26,113    $  138     2.10  $ 26,175    $  118    1.79
   Negotiable Certificates of Deposit.......     1,189        35    11.68     1,365        22    6.39
   Other Time Deposits......................     9,697       108     4.42    12,061       209    6.87
                                              --------    ------           --------    ------
      Total U.S. Interest-Bearing Deposits..  $ 36,999    $  281     3.01  $ 39,601    $  349    3.50
In Offices Outside the U.S. (D).............    99,370     1,574     6.28    89,204     2,045    9.10
                                              --------    ------           --------    ------
      TOTAL.................................  $136,369    $1,855     5.40  $128,805    $2,394    7.37
                                              --------    ------           --------    ------
TRADING ACCOUNT LIABILITIES
In U.S. Offices.............................  $  2,810    $   41     5.79  $  2,089    $   29    5.51
In Offices Outside the U.S. (D).............     1,573        24     6.05     1,739        25    5.70
                                              --------    ------           --------    ------
      TOTAL.................................  $  4,383    $   65     5.88  $  3,828    $   54    5.60
                                              --------    ------           --------    ------
FUNDS BORROWED
In U.S. Offices
 Purchased Funds and Other Borrowings
   Federal Funds Purchased and Securities
      Sold Under Agreements to Repurchase...  $ 20,245    $  219     4.29  $ 17,733    $  142    3.18
   Commercial Paper.........................     1,940        22     4.50       758         6    3.14
   Other Purchased Funds....................     2,899        79    10.81     1,810        75   16.44
 Long-Term Debt, Convertible Notes and
  Subordinated Capital Notes................    13,694       214     6.20    15,467       224    5.75
                                              --------    ------           --------    ------
      Total in U.S. Offices.................  $ 38,778    $  534     5.46  $ 35,768    $  447    4.96
In Offices Outside the U.S. (D).............     9,873       257    10.33     9,598     1,130   46.71
                                              --------    ------           --------    ------
      TOTAL.................................  $ 48,651    $  791     6.45  $ 45,366    $1,577   13.79
                                              --------    ------           --------    ------
Total Interest-Bearing Liabilities..........  $189,403    $2,711     5.68  $177,999    $4,025    8.97
                                                          ------                       ------
Demand Deposits in U.S. Offices.............    11,914                       11,902
Other Non-Interest-Bearing Liabilities (E)..    48,033                       26,121
Total Stockholders' Equity..................    16,139                       12,810
                                              --------                     --------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY.....................................  $265,489                     $228,832
                                              ========                     ========

NET INTEREST REVENUE AS A PERCENTAGE
 OF AVERAGE INTEREST-EARNING ASSETS.........              $2,352     4.37              $1,986    3.97
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

                                                       CITICORP AND SUBSIDIARIES

AVERAGE BALANCES AND INTEREST RATES (CONTINUED)
- -------------------------------------------------------------------------------------------------------
(Taxable Equivalent Basis) (A) (B)                 Nine Months 1994              Nine Months 1993
                                              ---------------------------   ---------------------------
                                                                     %                             %
                                               Average            Average   Average             Average
(Dollars In Millions)                          Volume   Interest   Rate     Volume   Interest    Rate
                                              --------   -------  -------  --------   -------  --------
INTEREST EXPENSE
DEPOSITS
In U.S. Offices
   Savings Deposits (C).....................  $ 26,238   $   384     1.96  $ 26,362   $   371    1.88
   Negotiable Certificates of Deposit.......     1,035        57     7.36     1,521        74    6.50
   Other Time Deposits......................    10,207       388     5.08    13,055       644    6.60
                                              --------   -------           --------   -------
      Total U.S. Interest-Bearing Deposits..  $ 37,480   $   829     2.96  $ 40,938   $ 1,089    3.56
In Offices Outside the U.S. (D).............    96,642     6,085     8.42    87,941     6,126    9.31
                                              --------   -------           --------   -------
      TOTAL.................................  $134,122   $ 6,914     6.89  $128,879   $ 7,215    7.48
                                              --------   -------           --------   -------
TRADING ACCOUNT LIABILITIES
In U.S. Offices.............................  $  3,168   $   130     5.49  $  1,948   $    83    5.70
In Offices Outside the U.S. (D).............     1,661        67     5.39     1,520        57    5.01
                                              --------   -------           --------   -------
      TOTAL.................................  $  4,829   $   197     5.45  $  3,468   $   140    5.40
                                              --------   -------           --------   -------
FUNDS BORROWED
In U.S. Offices
 Purchased Funds and Other Borrowings
   Federal Funds Purchased and Securities
      Sold Under Agreements to Repurchase...  $ 20,965   $   579     3.69  $ 16,983   $   400    3.15
   Commercial Paper.........................     1,831        56     4.09       725        17    3.14
   Other Purchased Funds....................     2,831       245    11.57     1,967       238   16.18
 Long-Term Debt, Convertible Notes and
  Subordinated Capital Notes................    14,265       612     5.74    16,454       746    6.06
                                              --------   -------           --------   -------
      Total in U.S. Offices.................  $ 39,892   $ 1,492     5.00  $ 36,129   $ 1,401    5.18
In Offices Outside the U.S. (D).............     9,664     3,219    44.53     9,494     3,118   43.91
                                              --------   -------           --------   -------
      TOTAL.................................  $ 49,556   $ 4,711    12.71  $ 45,623   $ 4,519   13.24
                                              --------   -------           --------   -------
Total Interest-Bearing Liabilities..........  $188,507   $11,822     8.38  $177,970   $11,874    8.92
                                                         -------                      -------
Demand Deposits in U.S. Offices.............    12,413                       11,783
Other Non-Interest-Bearing Liabilities (E)..    42,789                       24,822
Total Stockholders' Equity..................    15,204                       12,142
                                              --------                     --------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY.....................................  $258,913                     $226,717
                                              ========                     ========

NET INTEREST REVENUE AS A PERCENTAGE
 OF AVERAGE INTEREST-EARNING ASSETS.........             $ 6,609     4.18             $ 5,693    3.86
                                                         =======                      =======

(A) The Taxable Equivalent Adjustment is based on the U.S. Federal Statutory Tax Rate.
(B) Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(C) Savings Deposits consist of Insured Money Market Rate accounts, NOW accounts and other Savings Deposits.
(D) Average rates in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain Latin American countries.
(E) Gross unrealized gains and losses on off-balance sheet trading positions related to the implementation of FASB Interpretation No. 39 in the 1994 periods are reported in non-interest-earning assets and liabilities, respectively.
x

FINANCIAL STATISTICS
- --------------------------------------------------------------------------------
DETAILS OF CREDIT LOSS EXPERIENCE
- --------------------------------------------------------------------------------

                                      3rd Qtr.  2nd Qtr. 1st Qtr. 4th Qtr. 3rd Qtr. 2nd Qtr. 1st Qtr.
(Dollars In Millions)                  1994      1994     1994     1993     1993     1993     1993
                                      ------    ------   ------   ------   ------   ------   ------
ALLOWANCE FOR CREDIT LOSSES
AT BEGINNING OF PERIOD..............  $4,912    $4,472   $4,379   $4,260   $4,090   $4,033   $3,859
                                      ------    ------   ------   ------   ------   ------   ------

ADDITIONS
Provision for Credit Losses.........  $  436    $  472   $  415   $  571   $  625   $  715   $  689

DEDUCTIONS
GROSS CREDIT LOSSES
CONSUMER
In U.S. Offices.....................  $  242    $  262   $  288   $  307   $  320   $  324   $  294
In Offices Outside the U.S..........     155       141      132      141      118      126      119

COMMERCIAL
In U.S. Offices.....................      43        82       55       73       88      160      160
In Offices Outside the U.S. (A).....      40        15       33       92       77      201       77
                                      ------    ------   ------   ------   ------   ------   ------
                                      $  480    $  500   $  508   $  613   $  603   $  811   $  650
                                      ------    ------   ------   ------   ------   ------   ------

CREDIT RECOVERIES
CONSUMER
In U.S. Offices.....................  $   45    $   55   $   59   $   59   $   51   $   51   $   46
In Offices Outside the U.S..........      37        37       33       38       31       32       31
COMMERCIAL
In U.S. Offices.....................      36         7       28       30       37       27        8
In Offices Outside the U.S. (B).....      45       347       73       51       33       42       51
                                      ------    ------   ------   ------   ------   ------   ------
                                      $  163    $  446   $  193   $  178   $  152   $  152   $  136
                                      ------    ------   ------   ------   ------   ------   ------
NET CREDIT LOSSES
In U.S. Offices.....................  $  204    $  282   $  256   $  291   $  320   $  406   $  400
In Offices Outside the U.S (A) (B)..     113      (228)      59      144      131      253      114
                                      ------    ------   ------   ------   ------   ------   ------
                                      $  317    $   54   $  315   $  435   $  451   $  659   $  514
                                      ------    ------   ------   ------   ------   ------   ------

OTHER, NET (C)......................      29        22       (7)     (17)      (4)       1       (1)
                                      ------    ------   ------   ------   ------   ------   ------

ALLOWANCE FOR CREDIT LOSSES
AT END OF PERIOD....................  $5,060    $4,912   $4,472   $4,379   $4,260   $4,090   $4,033
                                      ======    ======   ======   ======   ======   ======   ======

Allowance for Credit Losses as a
Percentage of Period-End Loans......    3.46%     3.48%    3.26%    3.15%    3.05%    2.94%    2.92%
- ----------------------------------------------------------------------------------------------------
Net Consumer Credit Losses..........  $  315    $  311   $  328   $  351   $  356   $  367   $  336
                                      ------    ------   ------   ------   ------   ------   ------
 As a Percentage of Average
 Consumer Loans.....................    1.43%     1.50%    1.59%    1.69%    1.75%    1.82%    1.67%
                                      ------    ------   ------   ------   ------   ------   ------

Net Commercial Credit Losses
 (Recoveries) (A) (B)...............  $    2    $ (257)  $  (13)  $   84   $   95   $  292   $  178
                                      ------    ------   ------   ------   ------   ------   ------
 As a Percentage of Average
 Commercial Loans...................    0.01%       NM       NM     0.59%    0.66%    2.02%    1.24%
- ----------------------------------------------------------------------------------------------------

(A) Second quarter 1993 amounts include $152 million of country write-offs related to Brazilian medium- and long-term outstandings.
(B) Second quarter 1994 amounts include a $318 million credit recovery added to the allowance for credit losses reflecting recognition of the fair value of instruments received pursuant to the Brazil refinancing agreement completed in that quarter.
(C) Includes foreign exchange effects as well as net transfers between the allowance for credit losses and the reserve for loans sold with recourse related to credit card securitization transactions.
NM  Not meaningful as recoveries result in a negative percentage.

- ---------------------------------------------------------------------------------------
CASH-BASIS, RENEGOTIATED AND PAST DUE LOANS (A)
- ---------------------------------------------------------------------------------------
                                                   Sept. 30  June 30  Dec. 31  Sept. 30
(In Millions of Dollars)                             1994     1994     1993      1993
                                                   --------  -------  -------  --------
COMMERCIAL CASH-BASIS LOANS (B)
In U.S. Offices..................................    $1,295   $1,419   $1,744    $2,212
In Offices Outside the U.S., Excluding
 Refinancing Countries...........................       560      657      730       989
In Refinancing Countries (C).....................       140      165    1,041     1,068
                                                     ------   ------   ------    ------

TOTAL COMMERCIAL CASH-BASIS LOANS................    $1,995   $2,241   $3,515    $4,269
                                                     ======   ======   ======    ======

COMMERCIAL RENEGOTIATED LOANS (B)
In U.S. Offices..................................    $  386   $  354   $  641    $  326
In Offices Outside the U.S.......................       138       63       67        51
                                                     ------   ------   ------    ------

TOTAL COMMERCIAL RENEGOTIATED LOANS..............    $  524   $  417   $  708    $  377
                                                     ======   ======   ======    ======

CONSUMER LOANS ON WHICH ACCRUAL OF INTEREST
 HAS BEEN SUSPENDED
In U.S. Offices..................................    $1,630   $1,746   $1,915    $2,044
In Offices Outside the U.S.......................     1,083    1,067      948       960
                                                     ------   ------   ------    ------

TOTAL CONSUMER LOANS ON WHICH ACCRUAL
 OF INTEREST HAS BEEN SUSPENDED..................    $2,713   $2,813   $2,863    $3,004
                                                     ======   ======   ======    ======

ACCRUING LOANS 90 OR MORE DAYS DELINQUENT (D)
In U.S. Offices..................................    $  398   $  332   $  635    $  722
In Offices Outside the U.S.......................       442      425      421       431
                                                     ------   ------   ------    ------

TOTAL ACCRUING LOANS 90 OR MORE DAYS DELINQUENT..    $  840   $  757   $1,056    $1,153
                                                     ======   ======   ======    ======

(A) Loan commitments and standby letters of credit to North America Commercial Real Estate borrowers or projects experiencing financial difficulties are not included in this table. Refer to detailed discussion on page 17.
(B) Refer to detailed discussion of cash-basis and renegotiated commercial loans on page 13.
(C) Reflects the exchange of $0.8 billion of Brazil outstandings for securities (held in the available-for-sale portfolio) in the second quarter of 1994 pursuant to the refinancing agreement completed in that quarter.
(D) Includes consumer loans of $788 million, $691 million, $802 million and $786 million at September 30, 1994, June 30, 1994, December 31, 1993 and September 30, 1993, respectively. Refer to detailed discussion of Consumer Loan Portfolio on page 11.


- ------------------------------------------------------------------
OTHER REAL ESTATE OWNED (OREO)
- ------------------------------------------------------------------

                              Sept. 30  June 30  Dec. 31  Sept. 30
(In Millions of Dollars)        1994     1994     1993      1993
                              --------  -------  -------  --------

Consumer....................    $  787   $1,194   $1,212    $1,283
Commercial:
 North America Real Estate..    $1,816   $1,946   $2,332    $2,547
 Other......................       485      469      464       575
                                ------   ------   ------    ------
 Total Commercial...........    $2,301   $2,415   $2,796    $3,122
                                ------   ------   ------    ------

Total OREO..................    $3,088   $3,609   $4,008    $4,405
                                ======   ======   ======    ======

- --------------------------------------------------------------------------------------------------------------------------------
SECURITIES
- --------------------------------------------------------------------------------------------------------------------------------
(In Millions of Dollars)                                        September 30, 1994                        December 31, 1993 (A)
                                                   ---------------------------------------------          ----------------------
                                                                   Gross       Gross
                                                   Amortized     Unrealized  Unrealized     Fair          Amortized       Fair
                                                     Cost          Gains       Losses       Value           Cost          Value
                                                   ---------     ----------  ----------    -------        ---------      -------
SECURITIES - HELD TO MATURITY (B) (E)
U.S. Treasury and Federal Agency.................    $ 2,249        $ 10        $ 38       $ 2,221         $ 3,781       $ 3,808
State and Municipal..............................          2           -           -             2               9            10
Foreign Government (C)...........................      2,642          13         417         2,238           1,314         1,310
U.S. Corporate...................................          2           -           -             2              45            45
Other Debt Securities............................        297           -           -           297             488           493
                                                     -------        ----        ----       -------         -------       -------
  Total Debt Securities..........................    $ 5,192        $ 23        $455       $ 4,760         $ 5,637       $ 5,666
                                                     =======        ====        ====       =======         =======       =======


SECURITIES - AVAILABLE FOR SALE (B) (D) (E) (F)
U.S. Treasury and Federal Agency.................    $ 3,655        $ 19        $ 42       $ 3,632         $ 2,095       $ 2,190
State and Municipal..............................      1,469         105          73         1,501             695           704
Foreign Government (C)...........................      5,903         544         128         6,319           3,278         3,391
U.S. Corporate...................................        766           7          46           727             192           185
Other Debt Securities............................      1,391          33           5         1,419           1,431         1,473
                                                     -------        ----        ----       -------         -------       -------
  Total Debt Securities..........................    $13,184        $708        $294       $13,598         $ 7,691       $ 7,943
Equity Securities (G)............................      1,116         226          13         1,329           1,014         1,145
                                                     -------        ----        ----       -------         -------       -------
                                                     $14,300        $934        $307       $14,927         $ 8,705       $ 9,088
                                                     =======        ====        ====       =======         =======       =======

VENTURE CAPITAL (H)..............................      1,746           -           -         1,746           1,489         1,489
                                                     -------        ----        ----       -------         -------       -------
                                                     $21,238        $957        $762       $21,433         $15,831       $16,243
                                                     =======        ====        ====       =======         =======       =======


(A) At December 31, 1993, gross unrealized gains and gross unrealized losses on securities held to maturity totaled $45 million and $16 million, respectively, and gross unrealized gains and gross unrealized losses on securities available for sale totaled $427 million and $44 million, respectively.
(B) Included in Federal Agency and U.S. Corporate Securities held to maturity are mortgage-backed securities with an amortized cost of $849 million and a fair value of $813 million at September 30, 1994. Gross unrealized gains and gross unrealized losses for these securities were zero and $36 million, respectively. Included in Federal Agency and U.S. Corporate Securities available for sale are mortgage-backed securities with an amortized cost of $737 million and fair value of $716 million at September 30, 1994. Gross unrealized gains were $4 million and gross unrealized losses on these securities were $25 million at September 30, 1994.
(C) Foreign Government Securities held to maturity and available for sale include restructured debt of foreign countries which meets the technical definition of a "security" and is accounted for under SFAS No. 115. Within Foreign Government Securities held to maturity are such securities with an amortized cost and fair value of $1,516 million and $1,103 million, respectively, at September 30, 1994. Gross unrealized losses for these securities were $413 million, of which approximately $270 million related to securities issued by the Government of Venezuela. Within Foreign Government Securities available for sale are such securities with an amortized cost and fair value of $1,695 million and $2,119 million, respectively, at September 30, 1994. Gross unrealized gains and gross unrealized losses for these securities were $500 million and $76 million, respectively. Substantially all of the gross unrealized gains relate to securities issued by the Government of Brazil.
(D) According to the provisions of SFAS No. 115, available-for-sale securities are carried at their fair values with net unrealized gains separately reported in stockholders' equity. At December 31, 1993, available-for-sale securities were carried at the lower of aggregate amortized cost or fair value.

SECURITIES
- --------------------------------------------------------------------------------

    (Continued)

(E) There were no sales of debt securities held to maturity. For the nine months ended September 30, 1994 and 1993, gross realized gains on sales of securities available for sale totaled $233 million and $113 million, respectively. For the nine months ended September 30, 1994 and 1993, gross realized losses on sales of securities available for sale totaled $55 million and $22 million, respectively.
(F) Not included in the table on page 48 are securities available for sale held by equity-method affiliates. At September 30, 1994 the amortized cost and fair value of these securities was $893 million and $891 million, respectively. The gross unrealized gains and gross unrealized losses related to these securities were $37 million and $39 million, respectively, and are included in the net unrealized gains-securities available for sale component in stockholders' equity at September 30, 1994.
(G) Equity securities available for sale include certain non-marketable equity securities which are excluded from the scope of SFAS No. 115 and are therefore carried at cost. At September 30, 1994, the carrying amount of those securities was $719 million (which is reported in both the amortized cost and fair value columns on page 48) and the fair value was $744 million.
(H) For the nine months ended September 30, 1994, net gains on investments held by venture capital subsidiaries totaled $152 million, of which gross unrealized gains and gross unrealized losses were $238 million and $131 million, respectively. For the nine months ended September 30, 1993, net gains on investments held by venture capital subsidiaries totaled $84 million, of which gross unrealized gains and gross unrealized losses were $275 million and $214 million, respectively.

- --------------------------------------------------------------------------------
CROSS-BORDER AND FOREIGN CURRENCY OUTSTANDINGS
COUNTRIES WITH OUTSTANDINGS EXCEEDING 1% OF TOTAL ASSETS (A)
- --------------------------------------------------------------------------------


                              Cross-
                              Border      Investments
                           and Non-Local    in and
                             Currency     Funding of             Total Outstandings
                              Claims        Local               ------------------
                             on Third     Citicorp     Equity   Sept. 30   Dec. 31
(In Billions of Dollars)    Parties(B)   Franchises    Invest.    1994      1993
                            ----------   ----------    -------  --------   -------
United Kingdom............      $3.8            $3.2       $  -    $ 7.0    $ 7.7
Brazil....................       3.5             0.8        0.1      4.4      2.4
Mexico....................       2.9             1.4          -      4.3      3.9
Japan.....................       1.7             1.1          -      2.8      2.8
Argentina.................       1.8             0.8          -      2.6      2.0

(A) Outstandings (including loans and other monetary assets) are presented on a regulatory basis and have been adjusted for external guarantees and collateral. Cross-border commitments at September 30, 1994 amounted to $5.5 billion in the United Kingdom, $1.2 billion in Japan and $0.1 billion in Argentina. Commitments were not material in Brazil and Mexico. At September 30, 1994, there were no countries with cross-border and foreign currency outstandings between .75% and 1.0% of total assets. At December 31, 1993, the only such countries were Canada ($2.1 billion), Germany ($2.1 billion) and Argentina ($2.0 billion).
(B) Total Cross-Border and non-local currency claims on third parties at September 30, 1994 were $32.5 billion, including $16.3 billion in the OECD countries and $16.2 billion in non-OECD countries. The amounts in the non-OECD countries included $7.9 billion in Latin America and the Caribbean (of which $5.3 billion related to Brazil and Argentina) and $6.0 billion in Asia.

- --------------------------------------------------------------------------------
LONG-TERM DEBT (A)
- --------------------------------------------------------------------------------

(With original maturities of more than one year) (B)                    Maturity Distribution
(In Millions of Dollars)                                                at September 30, 1994
                                                                        ---------------------
PARENT COMPANY (B)
Due in 1994...................................................................  $   689
Due in 1995...................................................................    1,713
Due in 1996...................................................................    1,271
Due in 1997...................................................................      632
Due in 1998...................................................................    1,233
Due in 1999-2003..............................................................    2,742
Due in 2004-2008..............................................................    1,821
Due in 2009 and Thereafter....................................................      789
                                                                                -------
                                                                                $10,890
                                                                                -------
SUBSIDIARIES
Due in 1994...................................................................  $   220
Due in 1995...................................................................      882
Due in 1996...................................................................    1,467
Due in 1997...................................................................      558
Due in 1998...................................................................      390
Due in 1999-2003..............................................................      506
Due in 2004-2008..............................................................       57
Due in 2009 and Thereafter....................................................       68
                                                                                -------
                                                                                $ 4,148
                                                                                -------
Total.........................................................................  $15,038
                                                                                =======

(A) Includes $19 million of redeemable preferred stock issued by the Parent Company.
(B) Maturity distribution is based upon contractual maturities or earlier dates at which debt is repayable at the option of the holder, due to required mandatory sinking fund payments or due to call notices issued.

- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                   FORM 10-Q



                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended September 30, 1994  COMMISSION FILE NUMBER 1-5738



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


Yes       X            No
    -------------         --------------



Citicorp Common Stock..................                              393,653,943
($1.00 Par Value)                     (Shares Outstanding on September 30, 1994)

- --------------------------------------------------------------------------------

                        FORM 10-Q CROSS-REFERENCE INDEX


This document serves both as an analytical review for analysts, stockholders and other interested persons and as the quarterly report filed on Form 10-Q with the Securities and Exchange Commission.

PART I  FINANCIAL INFORMATION                                                         PAGE
                                                                                      ----
        Item 1 -  Financial Statements

                  Financial Statements, Schedules and Statistics

                  Consolidated Statement of Income for the Nine Months Ended

                  SEPTEMBER 30, 1994 AND 1993.........................................  36

                  Consolidated Balance Sheet as of
                  SEPTEMBER 30, 1994, AND DECEMBER 31, 1993...........................  37

                  Consolidated Statement of Cash Flows for the Nine Months Ended
                  SEPTEMBER 30, 1994 AND SEPTEMBER 30, 1993...........................  39

                  Calculation of Net Income Per Share.................................  41

        Item 2 -  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.............................................. 2-35



PART II OTHER INFORMATION

        Item 6 -  Exhibits and Reports on Form 8-K....................................  53

                  Signatures..........................................................  54


In the opinion of the management of Citicorp, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the nine months ended SEPTEMBER 30, 1994 AND 1993 have been included.

- --------------------------------------------------------------------------------

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

     a)  Exhibit 4.1   Certificate of Designations relating to Citicorp 8.30 %
         Noncumulative Preferred Stock, Series 20 (incorporated herein by reference to Exhibit 2.2 from Citicorp's Registration Statement on Form 8-A, File No. 1-5738).


     b)  Exhibit 27   Financial Data Schedule for the nine months ended
         September 30, 1994.


     c)  Reports on Form 8-K

         Citicorp filed a Form 8-K Current Report dated July 19, 1994 (Item 5) which report included a summary of the consolidated operations of Citicorp for the six months ended June 30, 1994 and (Item 7) the calculation of the ratio of income to fixed charges (Exhibit 12(a) thereto) and the calculation of the ratio of income to fixed charges including preferred stock dividends (Exhibit 12(b) thereto).

         Citicorp filed a Form 8-K Current Report dated October 18, 1994 (Item
         5) which report included a summary of the consolidated operations of Citicorp for the nine months ended September 30, 1994, and (Item 7) the calculation of the ratio of income to fixed charges (Exhibit 12(a) thereto) and the calculation of the ratio of income to fixed charges including preferred stock dividends (Exhibit 12(b) thereto).

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



                                            /S/ Thomas E. Jones
                                            -----------------------------
                                            Thomas E. Jones
                                            Executive Vice President
                                            A Principal Financial Officer



                           CITICORP    By:  /S/ George E. Seegers
                           Registrant       ----------------------------------
                                            George E. Seegers
                                            Assistant Secretary



Date:  November 11, 1994

- --------------------------------------------------------------------------------

54