Form 10-K405
period 1994-12-31
CITICORP
filed 1995-02-28
CIK 20405

                                                     Citicorp Annual Report 1994

Citicorp Annual Report 1994

AROUND THE WORLD, AROUND THE CLOCK... THE CITI NEVER SLEEPS

CONTENTS

Chairman's Letter to
Stockholders   1

Serving Consumer Banking
Needs Around the World   4

Building a Global Brand   10

Unmatched Strength in
Emerging Economies   12

Global Customers,
Global Products   14

Global Corporate Citizen   18

Financial Information   21

Corporate Information   88

Stockholder Information    91

CHAIRMAN'S LETTER TO STOCKHOLDERS

Nineteen ninety four was a year of great progress. When viewed along with 1993, we conclude we have put most of our problems behind us and are on to a very encouraging future. We earned $3.4 billion or $6.29 per share in 1994. We benefited from a low (26%) tax rate in the year that reflected our use of $629 million of deferred tax benefits; a more normal tax rate is 39%.

Our core businesses did extremely well. We had excellent growth across the breadth of our worldwide Consumer business (up 37% to net income of $1.8 billion), solid non-trading performance in our Global Finance businesses, including venture capital (revenues up 14%), and continuing improvement in Real Estate (loss reduced by more than $300 million). While trading was down some $1.2 billion or 62%--similar to the decline of others in the market--unlike others, we were able to offset the impact of this decline.

We continue to emphasize the importance of our balance sheet. Total capital is $26 billion, our Tier 1 ratio is 7.8%, and reserves have been built to $5.2 billion. Asset quality continues to improve with troubled commercial loans and real estate halved to $3.1 billion. Citicorp stock was priced at $41.38 per share at year end, up 12% from the previous year. We resumed paying a common stock dividend in April ($.15 per quarter) and increased the dividend to $.30 per quarter ($1.20 per year) in January 1995.

We continue to work the "basics." We are building toward an unambiguously strong balance sheet. We are working to regain Citibank's AA rating, will continue to improve the portfolio, build capital and reserves, and improve our risk profile. We will build capital ratios to our targeted 8% Tier 1, 12% total. We continue to emphasize the

[See Appendix I, Items A, B & C]
management of risk, the improvement of our control environment, the depth and quality of our human resources, our role in the community, and our sustained ability to manage costs, improve productivity and modernize our back-office. Much was accomplished on these "basics" during 1994, and much is on-going that will be visible in 1995 and 1996.

During the latter part of 1994 we focused on developing a business direction statement to guide the evolution of Citicorp in the years ahead. Our discussions considered--and were impacted by--the relatively volatile performance of our stock and by the increased skepticism with regard to the value of our earnings, and those of the banking sector generally.

This low valuation level is not attractive. We will endeavor to manage the company to achieve better results and greater value, and have established a set of business objectives to support these goals.

. We will continue to work the "basics."

. We will run Citicorp for performance, emphasizing value, balance, and predictability.

. We will focus on our existing franchises. They are exciting, full of potential, and the basis for our continued performance. Major expansion in the U.S. middle market or into broad-based investment banking is not our objective.

. We will build our worldwide Consumer business.

. We will build on our unique set of local and regional banking businesses in the emerging markets, while being conservative in accepting cross-border exposure.

[See Appendix I, Items D & E]

. We will build on our banking business in North America, Europe and Japan, but shift emphasis to those customers, products, and capital market activities that are global rather than domestic in their fundamental orientation.

. We will work to reduce existing concentration of risk, volatility and those activities that are not "core."

The last years have been difficult, but ultimately rewarding. We owe much to each and every customer, to each and every Citibanker, and our Board and to the Regulators. All were crucial.

During the year, two of our long serving and effective directors, Lawrence E. Fouraker and Donald V. Seibert retired. Larry and Don made important contributions to the company. Larry joined the Board in 1970, Don in 1976. Each chaired our Audit Committees during times when these committees were central to the Board's work. Their leadership made a difference. Each has served in many other roles and, of course, as directors represented years of experience and sound advice and judgment. We wish them well in their retirement. Robert B. Shapiro, President of Monsanto, joined the Board.

We have much to do. Unlike many in the industry we have a set of good opportunities, and look to the future with optimism and enthusiasm.



John S. Reed

[See Appendix I, Item 1]

MANAGEMENT
COMMITTEE

Seated, left to right:

John S. Reed
Chairman

Pei-yuan Chia
Vice Chairman

Paul J. Collins
Vice Chairman


Standing, left to right:

William R. Rhodes
Vice Chairman

Christopher J. Steffen
Vice Chairman

H. Onno Ruding
Vice Chairman

Three franchises distinguish Citicorp:
its worldwide consumer business,
its local and regional banking businesses in the emerging economies of the world, and its role as a provider of global products and services geared to major corporate and institutional customers.
The value of these franchises is evident in Citicorp's 1994 performance.

SERVING CONSUMER BANKING NEEDS
AROUND THE WORLD

Citibank operates a uniquely global, full-service consumer franchise encompassing branch banking, credit and charge cards, and private banking. All three components of the business showed solid year-to-year earnings growth, and combined they contributed nearly 60% of core corporate earnings in 1994. The consumer business seeks to serve a customer base that is internationally aware, performance-demanding and located primarily in large population centers. By any measure, 1994 was an excellent year for Citibank's Global Consumer franchise.

Branch Banking

In branch banking, Citibank continues to build on the success of its own unique, hallmark banking experience--"Citibanking." It is the only bank that can provide retail banking around the globe, and it delivers the Citibanking experience to almost 20 million accounts in 41 countries and territories. With branch banking activities on four continents and a range of products and services that are uniformly customer-friendly and increasingly available across all markets,

Taipei, Taiwan

[See Appendix I, Items 2 & 3]

Citibank is building one of the most widely recognized and respected names in consumer banking. In every market, Citibanking stands for the same qualities: unwavering customer dedication; a distinctive, customer-first style of doing business; a commitment to innovation; and a broad-based product offering with service and distribution alternatives that transcend the constraints of time and geography.

  The essence of Citibanking is a customer experience that is relationship based rather than product driven. It is seamlessly integrated service delivery with a consistent level of service, from market to market and region to region. A customer can do business with Citibank in Athens, Buenos Aires, Chicago, Singapore, Yokohama or New York and feel completely at home.

  With Citibanking, customers can do their banking anytime, anywhere and any way they choose--24 hours a day, 7 days a week--whether they need to look up account information, transfer money between accounts, make deposits and withdraw cash, buy or sell mutual funds, or pay bills. The Citibanking experience will feel the same whether they bank in person at a branch, at conveniently located Citicard Banking Centers (Citibank's proprietary multifunctional automated banking machines), over the phone using CitiPhone Banking or the Citibank Screen Phone, or via their own personal computer.

  Innovative product and service offerings also play a key role in reinforcing the value of the Citibanking experience. An example is Citigold, Citibank's integrated way for affluent customers to manage their banking, borrowing and investing activities. Citigold offers customers who maintain a substantial banking relationship with Citibank a higher level of personal banking, credit and investment counseling services, including tailored credit products such as bridge loans, margin loans and stock option loans. Clients can trade stocks, bonds and other securities from anywhere in the world, 24 hours a day, by computer or phone. Citigold customers can also withdraw the equivalent of up to $2,000 a day at cash machines with their special gold Citicard, and conduct their banking business at many branches around the world with a personal Citibank representative in an area reserved for their use.

  Pioneered in Singapore, Citigold met with strong success in Citibank's Asia Pacific branches and has been transferred to the U.S., Europe and Latin America markets.

  Perhaps the most visible element of Citibanking is the Model Branch. Citibank is redesigning its branches to a common global standard to give them a consistently distinctive identity, with the same signature elements at locations around the world. This standard goes beyond appearances. Every aspect of the Model Branch

Athens, Greece

[See Appendix I, Items 4 & 5]

BRANCH BANKING: LOCATIONS BY COUNTRY/TERRITORY

ASIA PACIFIC AND THE MIDDLE EAST  TOTAL BRANCHES: 115
Australia       Indonesia       Oman            Taiwan
Bahrain         Japan           Pakistan        Thailand
Guam            Korea           Philippines     United Arab Emirates
Hong Kong       Macau           Saudi Arabia
India           Malaysia        Singapore

EUROPE  TOTAL BRANCHES: 487
Belgium         Greece          Luxembourg      Switzerland
France          Hungary         Netherlands     United Kingdom
Germany         Jersey, Channel Spain
                 Islands

LATIN AMERICA  TOTAL BRANCHES: 164
Argentina       Chile           Panama          Venezuela
Bahamas         Colombia        Puerto Rico
Brazil          Mexico          U.S. Virgin
                                 Islands

NORTH AMERICA  TOTAL BRANCHES: 439
Canada          United States
is predicated on building customer relationships, from the "greeter station" immediately inside the front door to operational technology that facilitates customer transactions with minimal paperwork and delays, to branch personnel who are trained, motivated and rewarded to service entire customer relationships.

  In Europe, Citibank has converted nearly 200 branches to the Model Branch standard. Conversions are proceeding at a brisk pace in the U.S. and Latin America as well. In Asia, Citibank Taiwan marked its thirtieth anniversary with the opening of Asia's first Model Branch--Citibank's largest to date.

  During 1994, Citibank's two largest branch systems, Europe and the U.S.--with over 900 branches--were merged into a single management structure. This new organization will increase opportunities for duplication of successful products and services and systems convergence between two continents that serve markets with very similar customer profiles. Citibank opened its first London Model Branch on The Strand in 1994. With a new branch in downtown Budapest, Citibank marked its entry into retail banking in Central and Eastern Europe.

  Citibank's branch business is well positioned in the emerging markets of Asia Pacific, the Middle East and Latin America, regions where high economic growth rates hold significant promise for consumer banking. Citibank's long-standing presence, deep roots and extensive local market knowledge give it distinct advantages in serving the growing numbers of upscale banking customers in most of these markets.

  In the Asia Pacific and Middle East regions, Citibank's retail branch business spans 18 countries and territories with 115 branches and almost five million accounts. Only a decade ago, Citibank's retail banking business in Asia was limited to three countries. According to one financial analyst's report, one in six upscale households in Asia, excluding China and Japan, banks with Citibank. Consumer revenues per branch in the Asia Pacific region tend to be twice Citibank's worldwide average.

  Given Asia's vast geographic spread and its population of over four billion people, the bank has focused on a marketing strategy that includes bringing Citibanking to customers outside the confines of the branch: via CitiPhone, at Citicard Banking Centers, by mail and even messenger service.

  In Latin America, Citibank operates branches in ten countries and territories and has by far the most extensive banking network in the region. The Citibanking strategy is yielding significant dividends in Latin America. Citibank was named Best Consumer Bank in Colombia by an independent research company. In Brazil,

[See Appendix I, Items 6 & 7]

Mexico City, Mexico                                   Madrid, Spain

Citibank was awarded the prestigious National Quality Award. CitiPhone access is available in every market in Latin America, 24 hours a day, 7 days a week. Automated Voice Response (AVR) telephone service, which provides a variety of touch-tone menu options, is available in Brazil, Chile, Colombia and Puerto Rico. Customers in the remaining countries in the region will be offered AVR convenience by year-end 1995.

Global Card Products

Citibank is the world's largest bankcard and charge card issuer, with almost 50 million cards in force (34 million bankcards in the U.S., nine million in other countries and almost seven million Diners Club cards). In addition, Citibank issues and services approximately five million private-label cards for department stores and retail outlets. No other bank comes close to possessing a credit and charge card business on such a large scale or covering such a wide geographic area. Since 1990, total bankcards and Diners Club cards in force around the world have grown almost 45%.

  Citibank's card business in the U.S., where it has the largest customer base and most established name in bankcards, showed strong momentum in 1994, adding over three million accounts. This followed elimination of the annual fee for Citibank Classic and Preferred Visa and MasterCard customers with good credit histories and the full-scale conversion to variable interest-rate charges on outstanding balances, steps the business took to reinforce its market dominance by building customer loyalty in this highly competitive market.

  Citibank's North America and Europe card businesses were consolidated under a single management team in 1994. This move will generate marketing synergies since both regions have well-developed middle markets and sophisticated customers who require focused targeting and customized pricing and services. Integrating European and U.S. data centers is expected to provide additional cost benefits. Cardmembers in North America and Europe are currently served by 15 card processing and customer service facilities. Plans are under way to consolidate processing centers into a small number of centralized facilities while maintaining service operations close to the customer in local markets. This will lower costs for data and card processing and customer statement preparation as well as for new cardholder marketing efforts.

  In Europe, Citibank issues bankcards in Belgium, Germany, Greece and Spain. It is the number two issuer in Belgium and Greece. In Germany, Citibank gained three million new cardholder prospects through a co-branding agreement with Deutsche Bahn,

[See Appendix I, Items 8 & 9]
the German national railway. Many rail-fare discount cardholders will be issued a Citibank Visa card that they can use for purchases and cash advances as well as for rail passage. The Deutsche Bahn agreement will very likely make Citibank the top issuer in Germany.

  The card business continues its pattern of success in other markets around the world as well. Citibank's bankcard business outside the U.S. was begun in earnest in the late 1980s. Today, the bank has significant positions in 31 countries outside the U.S. (including Diners Club). In 1994, these markets contributed almost 20% of worldwide card revenues.

  In Asia, bankcards represent Citibank's fastest-growing business. With more than three million cards in force, it is the largest issuer in the region and dominant in almost every market where it does business. Citibank is the exclusive credit card partner of Passages, Asia's biggest frequent-flyer program, encompassing seven countries.

  Citibank is approaching number one market share positions in several markets in Latin America as well, where cards in force also continue to expand.

  An important element of Citibank's success in the U.S. card business is the array of cards it offers, each targeted to a specific customer segment: Citibank Classic for customers who want security, quality and value; Citibank Preferred, for those desiring a higher credit line; Choice for the price-sensitive consumer; and a range of co-branded cards that give back extra value to the cardholder in return for superior credit performance and increased charge activity. Co-branded cards include the highly successful Citibank AAdvantage Card, the Citibank Apple Card and the Citibank Ford Card, all of which reward cardholders with credits toward the purchase of goods and services of particular interest to them, whether it's frequent-flyer miles, computers or automobiles. The Citibank AAdvantage Card was launched in Latin America in 1994 and in the next 12 months will become available in every market in that region.

  Another differentiating bankcard feature pioneered by Citibank worldwide is Photocard, which bears the cardholder's photo digitally imprinted on his or her credit card. By giving merchants the ability to verify the identity of purchasers, Photocard offers cardholders and retailers alike additional security and protection. Photocard has proved popular in every market where it is offered, from Argentina to Singapore. Photocard was introduced in the U.S. in 1992, and was credited with being an important factor in a 62% reduction of fraud expense for Citibank's U.S. bankcard operations in 1993 and 1994. Photocard was introduced in Asia in 1993 and in Latin America during 1994. It is now available in all of Citibank's Europe, Asia Pacific and Latin America markets.

COUNTRIES/TERRITORIES ISSUING CITIBANK
CREDIT CARDS, DINERS CLUB CARDS

Argentina               Hong Kong               Philippines
Australia               India                   Puerto Rico
Belgium                 Indonesia               Saudi Arabia
Brazil (through         Japan                   Singapore
 affiliate              Luxembourg              Spain
 Credicard)             Malaysia                Taiwan
Canada                  Mexico                  Thailand
Chile                   Netherlands             United Arab Emirates
Colombia                Pakistan                United Kingdom
Cyprus                  Panama                  United States
Germany                 Paraguay                Uruguay
Greece

[See Appendix I, Items 10 & 11]

  "Success transfer" is the method Citibank employs to move products, marketing strategies and operating expertise that have proved their worth in one market to other markets around the world. The value of success transfer is evident in the introduction into new markets of the Citibank AAdvantage Card and Photocard, both originally developed in the U.S.

  Diners Club is Citibank's travel and entertainment card brand for frequent business travelers. Diners Club enjoyed its fourth successive year of record sales during 1994. It recorded worldwide sales of $22 billion, generated by cardmembers at almost three million service establishments in more than 175 countries.

  In Canada, the Diners Club/enRoute Card products group recorded sales and earnings ahead of projections despite a lackluster economy. Citibank-owned Diners Club franchises have completed several cost cutting efforts to achieve operational and administrative efficiencies that strongly position the business for growth in the global corporate card market.

The Private Bank

Wealthy individuals, their families and their businesses have always been a part of Citibank's customer base. The Citibank Private Bank was created to provide a distinct global strategic focus on this market segment. Today, the Private Bank is the largest non-Swiss private bank in the world. It offers a global scope unmatched among private banks. Citibank Private Bank's offices in 31 countries and territories provide a full range of Wealth Management services and serve as a window that can give clients access to the full range of Citibank's global capabilities.

  Citibank Private Bank clients around the world can place their trust and confidence in financial professionals who understand their complex and demanding banking and investment needs. The Citibank private banker combines client knowledge with the ability to call on product experts anywhere within the Citibank organization to forge solutions to client problems or respond to opportunities.

  Through its Wealth Management approach, the Private Bank addresses a client's entire balance sheet--assets and liabilities--at home and abroad. Beyond merely granting credit or managing investments, Citibank's private bankers serve clients' overall goals and aspirations, helping them pursue opportunities and avoid risks while protecting, enhancing and distributing their wealth.

[See Appendix I, Item 12]

THE PRIVATE BANK:
COUNTRY/TERRITORY LOCATIONS

Argentina               Mexico
Bahamas                 Monaco
Brazil                  Philippines
Canada                  Senegal
Cayman Islands          Singapore
Chile                   Spain
Cote d'Ivoire           Switzerland
France                  Taiwan
Germany                 Thailand
Hong Kong               Turkey
Indonesia               United Arab Emirates
Italy                   United Kingdom
Japan                    Jersey, Channel Islands
Kenya                   United States
Korea                   Uruguay
Luxembourg              Venezuela

Building a Global Brand

The fundamental objective in brand marketing is to create and deliver a common customer experience, one that is readily recognized and uniformly valued. The Citibank brand strategy envisions a customer experience that sets the bank apart from the competition, yet is familiar and predictable wherever it is encountered. The objective is to deliver to the customer an experience that is unmistakably Citibank. To the consumer, Citibank stands for quality, accessibility and innovation.

  Citibank's Consumer business today is as much a marketing company as a bank, selling financial products to consumers around the world based on their needs and interests. Accordingly, Citibank is striving to create the world's most respected branded image for banking services.

  Regardless of where in the world they reside, consumers have essentially the same needs in banking services. When it comes to their money, people want safety, access and control. The kinds of financial products and services they seek are generally universal, from savings and checking accounts, to credit cards and loans and home mortgages, to investment vehicles like mutual funds and money market accounts. The goal of Citibank's branding effort is to build relationships with customers that let them feel they can meet their financial needs through a single source, virtually anytime, anywhere and any way they choose.

  In branch banking, the Citibanking concept aims to be a brand identifier that is commonly recognized the world over, standing for familiar product offerings and a consistently high level of customer service from market to market. This level of service is being achieved through the well-integrated application of technology and through operations and services geared to respond to customer needs. These include the Model Branch concept, in which signage, architecture, and operating systems give Citibank branches around the world the same familiar "look and feel" wherever customers do their banking, at home or while traveling.

  Common elements of the Citibank product and service offering that contribute to a branded image include the Citicard; linked checking, savings, investment and bankcard accounts; readily recognizable value-added services like Citigold and private banking; and multiple delivery mechanisms like CitiPhone Banking and the Citicard Banking Center (the bank's proprietary multi-functional touch-screen cash machines).

  When Citibank customers travel, they can use their Citicard in other countries to obtain the same on-line Citibanking service they are accustomed to in their home country. Citicard Banking Centers are cur-

[See Appendix I, Items 13, 14 & 15]
rently linked across the U.S. and in 26 other countries and territories, which means that customers can do their banking, usually in the language of their choice, not only whenever they want but, increasingly, wherever they are in the world.

  Citibank MasterCard and Visa cards, carried and used by over 43 million cardholders from 28 countries and territories, also make Citibank a commonly sighted brand name around the world. Citibank credit cards make a powerful contribution to Citibank's globally branded image. In addition, co-branded cards reinforce Citibank's brand image by linking the Citibank name on an equal footing with other powerful brand names such as American Airlines, Apple Computer and Ford, and creating synergies between the values of both brands.

  Communicating with customers and prospects in a single voice is yet another critical element in the Citibank global brand strategy. Virtually everywhere the bank does business with consumers, it does so under the Citibank name. This is the result of name-change initiatives over a number of years to reposition local businesses in several countries under the Citibank brand.

  Awareness of the Citibank name is further focused and reinforced through advertising and promotional materials and building and branch signage that all display the Citibank name and describe product and service offerings in consistently uniform fashion everywhere in the world. This has value in building relationships not only with consumers but also in reinforcing the services and products offered to corporate and institutional customers.

  These and numerous related efforts are helping to make Citibank the first name that comes to mind when consumers in markets throughout the world think about financial services. One piece of evidence of the success of Citibank's efforts to build a global brand can be found in Far Eastern Economic Review magazine, which in January 1995 ranked Asia's leading companies based on criteria such as quality of products and services, and innovativeness in responding to customers' needs. Citibank ranked sixth overall, in the company of other familiar brand names such as Coca-Cola, Motorola, McDonald's, Microsoft and Nestle. Citibank ranked first among all financial services firms, and among commercial banks, its nearest competitor ranked a distant 119th.

ASIA'S LEADING          1. COCA-COLA
MULTINATIONAL           2. MOTOROLA
COMPANIES               3. McDONALD'S
(FAR EASTERN            4. MICROSOFT
ECONOMIC REVIEW)        5. NESTLE
                        6. CITIBANK
                        7. KODAK
                        8. XEROX
                        9. WALT DISNEY
                        10.BOEING

[See Appendix I, Items 16 & 17]

UNMATCHED STRENGTH IN EMERGING ECONOMIES

Citibank is one of the largest and most diversified providers of wholesale financial services in the world, and the only one possessing a truly global focus, with skills and experience based on a presence in 93 countries and territories.

Citibank has steadily shifted the geographic emphasis of its Global Finance business with major corporations and institutions toward the emerging economies, which now account for a significantly greater share of total revenues. In 1988, emerging economies generated less than 25% of total Global Finance revenues; in 1994 their contribution approached 42%.

  No other financial institution has established itself as broadly in the emerging world as Citibank. It operates a Global Finance business in over 70 emerging economies and is the only U.S. bank present in more than 30 of them.

  Citibank's investment in, and historical commitment to, these economies has created a franchise of unique value. The Asia Pacific region, Latin America, Central and Eastern Europe, the Middle East and Africa are projected to continue to achieve higher average rates of economic growth overall, both near- and long-term, than the mature economies of North America, Europe and Japan.

  Increasing intraregional trade is contributing to economic performance in a number of emerging markets. As incomes rise, satisfying aspirations in these countries for consumer goods and services is becoming a significant part of regional economies.

  The range of products and services Citibank offers corporate customers (both local and multinational), financial institutions and government entities in emerging economies spans transaction banking, including cash management, trade finance and custodial services; foreign exchange; public and corporate debt; equities; and money markets, both local and cross-border. A leading underwriter of emerging-market debt, Citibank has played an important role in taking emerging-market companies and government entities to the international capital markets.

Asia Pacific

Citibank has conducted its Global Finance business in the Asia Pacific region since the beginning of the century. As elsewhere, the bank strives to not just maintain a presence as a foreign institution but to be an active local, regional and global bank with intimate

[See Appendix I, Items 18, 19, 20 & 21]
knowledge of Asian markets. Citibank ranks among the top three foreign banks in every Asian country where it has a presence. International Financing Review named a Citibank-arranged acquisition financing its Asian Loan Deal of the Year.

Latin America

The first Citibank Latin America branch opened in Argentina in 1914. Today, Citibank has by far the most extensive network in the region. Citibank maintained its presence in Latin America during the debt crisis of the '80s, and has been rewarded with a business of unequaled depth, breadth, presence and returns, even during difficult times like 1994.

  As the only regional Latin American bank, Citibank is in a position to provide high-value services to both multinational and local companies that can benefit from the bank's global network and international expertise. Euromoney magazine named Citibank Best Bank in Latin America for 1994.

  Citibank celebrated its 80th anniversary in Argentina in 1994. When Citibank opened its Buenos Aires branch on November 10, 1914, it marked the first time a U.S. bank had established a branch beyond its national borders. During 1994, Citibank also celebrated its 65th year in Mexico. In 1995, the bank will mark its 80th anniversary in Brazil and in Uruguay, and its 75th anniversary in Peru.

  The recent peso crisis in Mexico has raised some investor concern over prospects for Latin America's future economic growth. However, the region is still projected to achieve a 1995 economic growth rate in excess of 3%, the result of global demand for Latin American exports, strong commodity prices and growing intraregional trade.

Central and Eastern Europe, the Middle East and Africa

Citibank continues to expand cautiously in these regions to meet the needs of global customers and to position itself for future growth. Named Best Bank in Africa by Euromoney in 1994, Citibank has operations in five countries in the Gulf region and 14 countries in Africa. The bank celebrated its twentieth anniversary in Kenya during the year. An office was opened in South Africa during 1994 to provide advisory services for Citibank clients operating there, focusing on trade finance, project finance, corporate finance and investment advice.

  In Central and Eastern Europe, Citibank now operates in six countries. In Moscow, a wholly-owned subsidiary was inaugurated for corporate business in Russia. A representative office in Kazakhstan was also opened in 1994 to serve international oil companies active there.

[See Appendix I, Items 22 & 23]

CITIBANK'S EMERGING ECONOMIES PRESENCE*

ASIA PACIFIC
Australia       Guam            Korea           New Zealand     Taiwan
Brunei          Hong Kong       Macau           Philippines     Thailand
China           Indonesia       Malaysia        Singapore       Vietnam

LATIN AMERICA
Argentina       Cayman Islands  El Salvador     Panama          U.S. Virgin
Aruba           Chile           Guatemala       Paraguay         Islands
Bahamas         Colombia        Haiti           Peru            Venezuela
Bermuda         Costa Rica      Honduras        Puerto Rico
Bolivia         Dominican       Jamaica         Trinidad and
Brazil           Republic       Mexico           Tobago
                Ecuador                         Uruguay

CENTRAL AND EASTERN EUROPE, MIDDLE EAST, AFRICA
Algeria         Gabon           Morocco         Russia          Tanzania
Bahrain         Hungary         Nepal           Saudi Arabia    Tunisia
Bangladesh      India           Nigeria         Senegal         Turkey
Cote d'Ivoire   Jordan          Oman            South Africa    United Arab
Czech Republic  Kazakhstan      Pakistan        Sri Lanka        Emirates
Egypt           Kenya           Poland          Sudan           Zaire
                                                                Zambia


CITIBANK'S DEVELOPED
ECONOMIES PRESENCE*

Austria         Jersey, Channel Islands
Belgium         Luxembourg
Canada          Monaco
Denmark         Netherlands
Finland         Norway
France          Portugal
Germany         Spain
Greece          Sweden
Ireland         Switzerland
Italy           United Kingdom
Japan           United States

*Reflects functional management organization.

GLOBAL CUSTOMERS, GLOBAL PRODUCTS

Citibank's Global Finance business in developed economies focuses increasingly on corporate and institutional customers whose financial needs are global in nature. These needs extend to the emerging economies of Asia Pacific, Latin America, Central and Eastern Europe, the Middle East and Africa, as well as the developed economies of North America, Europe and Japan.

Citibank offers globally oriented customers the unique advantages of its vast local presence in both developed and emerging economies and the unmatched array of global products it can deliver in those markets.

  Continuing globalization is a trend that plays to Citibank's strengths. The bank's worldwide presence represents a competitive advantage that cannot be quickly or easily replicated. Global scope means more than offices in key locations around the world, it means thousands of well-trained local Citibankers with the benefit of local experience and language skills and long-standing business relationships painstakingly built over time.

  For customers with international or cross-border business interests, Citibank functions as a combination of a traditional commercial bank and an investment bank--providing foreign exchange and transaction services as well as serving as an intermediary between issuers and investors and focusing on corporate finance products and capital markets.

  In Global Finance, global product management structures are employed in transaction services, derivatives, foreign exchange, project finance and capital markets. Global management teams are proving more effective in assuring consistent, high-quality service delivery through coordinated teams of product specialists and client relationship managers. They also provide superior management oversight and operating controls.

Global Transaction Services

Citibank provides transaction banking products and services to the full spectrum of the Global Finance customer base, processing close to $1 trillion of financial transactions daily, and providing clearing services in approximately 90 countries, securities processing in approximately 50 countries and trade finance services in approximately 80 countries. Transaction banking services are fee-based activities that tend to be stable and predictable, providing Citibank with an annuity-like revenue stream. This business

Dubai, United Arab Emirates

[See Appendix I, Items 24, 25, 26 & 27]
builds on Citibank's long-term relationships with clients, its leading foreign exchange capabilities and its global linkages, as well as its commitment to technology and service quality.

  Global transaction services comprise three distinct product lines: securities services, trade services and cash management. Worldwide securities services include domestic and global custody services, Citibank's highly successful American and Global Depositary Receipt business, the master trust business and defined contribution plan management. Citibank is a top-ranked clearer of cross-border securities around the world and also a leader in cross-border assets under custody. Trade services products include letters of credit and trade finance. Citibank is the number one trade bank in the United States and the top provider of trade financing under U.S. Eximbank programs. Cash management comprises payment and collection services, currency clearing and cross-border payment services. Products include domestic, regional and global cash management services, lock-box services, controlled disbursements and electronic funds transfer.

Linking Issuers and Investors

The growth of pension fund, mutual fund and insurance company assets has created pools of capital that seek profitable investment opportunities around the globe. At the same time, technological innovations in professional investing have led to a proliferation of exchange rate, interest rate, equity, emerging market, commodity and credit instruments and products.

  These trends have given rise to new opportunities for Citibank as a Global Finance resource that can knowledgeably link together the interests of both issuer and investor customers around the world. In North America, Europe and Japan, Citibank is concentrating on leveraging its worldwide presence, commercial banking strengths and industry expertise to serve a commercial and institutional customer base whose business commitments are cross-border in nature and, increasingly, global. Citibank's credit culture, extensive obligor knowledge and execution skills enable it to devise investment products in such areas as fixed income, structured financings, securitizations and secondary loan trading.

  Citibank received top rankings in numerous institutional and financial journal product and service surveys during 1994. In addition to its top ranking for 16 consecutive years in Euromoney's annual Foreign Exchange Survey, they included:
Best in Structured Asset-Backed Finance (Institutional Investor); Best U.S. Bank, Best Foreign Bank in Ireland, Sweden and Finland, and Best in Project Finance (Euromoney); Top Foreign Bank in Japan for

Paris, France

[See Appendix I, Items 28, 29 & 30]
the eighth consecutive year (Nihon Kezai Shimbun); Best in Trade Finance (Project and Trade Finance); and Bank of the Year, U.S. Loan House of the Year, and Asian Loan House of the Year (International Financing Review).

World Corporation Clients

Citibank has identified a select group of over 200 multinational clients with special banking needs. For these world corporations, Citibank delivers a full array of global products and services, to both parent companies and their 5,500 subsidiaries in 74 countries. Overall in 1994, 60% of world corporation revenue came from developed economies while 40% came from emerging economies, although margins in the latter area were significantly higher.

  World corporation clients, including many of the world's largest and best-known corporate names, operate in true multinational fashion. As a result, they tend to place high value on Citibank's global network, foreign exchange skills and relationship banking concept. Many of these clients trace their Citibank relationships back over 75 years; half have been clients for 30 years or more. With their need for complex, coordinated, international banking services, these companies accounted for 16% of Global Finance revenues in 1994. Moreover, as a result of the higher value-added nature of their service requirements and their geographic breadth--in some cases spanning 60 countries--profitability and returns tend to be higher than Global Finance business in general.

  A global account relationship management system ensures that clients derive the full benefit of coordinated service worldwide. Responsibility for each account relationship is vested in a Parent Account Manager who orchestrates the delivery of the bank's resources. The Parent Account Manager directs a network of Subsidiary and Regional Account Managers.

Global Financial Institutions

Global financial institution clients are served by a relationship-focused organization dedicated to the diverse specialized financial institutions that intermediate the financial flows of the global economy. Citibank maintains over 5,000 relationships with financial institutions in 143 countries, generating double-digit revenue growth in 1994 and accounting for 30% of total Global Finance revenues.

  The underlying business has been transformed from that of primarily meeting the transactional banking needs of correspondent banks to servicing a full range of financial requirements for banks, insurance companies, institutional fund managers and financial intermediaries such as broker-dealers and infrastructure organiza-

[See Appendix I, Items 31, 32 & 33]
tions. Rapid expansion of the global capital markets gives rise to increasing opportunities for meeting the needs of financial institution investors and issuers alike. Products delivered to clients are well diversified, with worldwide securities services, cash management, derivatives, foreign exchange and capital markets accounting for approximately 80% of total revenues.

Global Investment Services

Changing demographics worldwide should contribute to substantial growth in savings and retirement programs in the years ahead. This should create a growing demand for mutual funds and other investment vehicles. With its global presence and extensive institutional and consumer customer base, Citibank is well positioned to participate in this area.

  In early 1995, Citibank formed a group to dimension and develop the substantial opportunities in global investment management services. This new group will build on the existing success of Citibank Global Asset Management, which manages approximately $74 billion of assets for clients around the world.

  One of the few truly multimarket, multiproduct global money management organizations, Citibank Global Asset Management serves clients through 27 investment centers from Sao Paulo and Santiago in Latin America to Singapore and Jakarta in Asia and in major financial centers such as New York, London, Tokyo, Hong Kong, Sydney and Zurich. It provides investment expertise in a broad range of asset classes and vehicles including emerging markets portfolios, global equities and fixed income securities, liquidity and currency management, and alternative asset products including loan funds and real estate. Citibank Global Asset Management has a large number of global mutual funds under management, and this business is showing rapid growth.

  The new group will integrate the investment management businesses, mutual fund activities and related product development and operations on a global basis. It will also be actively engaged in investment product distribution and brokerage activities. It will become an integral part of Citibanking consumer relationship services globally and will support important institutional and private-banking customer relationships.

London, England

[See Appendix I, Items 34 & 35]

GLOBAL CORPORATE CITIZEN

Good corporate citizenship is good business. Therefore, the Corporation strives to meet the needs of the widely diverse communities it serves around the world through both its business activities and its extensive philanthropic work. In both areas, as in many of its other business activities, Citibank actively practices success transfer, adapting ideas and techniques that work in one community to others around the globe. Citibank sets high standards in its customer relationships and is frequently the local employer of choice.

Community Business Initiatives

On the business front, most Citibankers learn very quickly that to succeed they must be part of the community or country in which they do business. Country Corporate Officers outside the U.S., and Corporate State Officers in the U.S., exercise community leadership as part of their business responsibilities. Line managers in all locations are expected to do the same.

  Cognizant of its responsibilities under the Community Reinvestment Act in the U.S., Citibank works to provide credit to low- and moderate-income communities to foster economic development. One of the primary needs is affordable housing. Citibank works with a variety of institutions--nonprofit developers, key national community development intermediaries and all levels of government--to finance both affordable rental housing and home ownership.

  Citibank is very active in providing individual mortgage financing and with input from community organizations and advocates, has expanded its offering of special mortgage products. Over 20% of the bank's mortgage volume in 1994 was to families whose income was at 80% of, or below, the median level.

  Citibank has long been a leading small-business lender, and is actively expanding these activities across its markets. In 1994, Citibank received the Small Business Administration's Silver Medal Award for its achievements in SBA lending in the New York marketplace. Citibank ranked number two in New York SBA lending in 1994.

  The large size of Citibank's credit card business enables it to provide both credit and access to the payments system to large numbers of low- and moderate-income consumers. The bank also makes it possible for consumers to establish credit through a secured-card offering.

Do-it-yourselfers in Florida build their own dream houses with Citibank's help.

[See Appendix I, Item 36]

Operation Smile patient and mom

[See Appendix I, Item 37]

Citicorp Philanthropy

Citibank invests in programs to stimulate economic growth, increase educational opportunities and enrich everyday lives in its communities around the world. The bank contributed more than $23 million to community development, education, health, the environment and culture in 1994. This investment will increase to more than $26 million worldwide in 1995, including grants made by the Citicorp Foundation, which was created in 1994 to complement corporate giving. Current and retired Citibankers personally contribute an additional $5 million a year.

  In 1994 Citibank launched a $10 million, five-year program called "Banking on Enterprise."The program supports community-based financing for prospective entrepreneurs through micro-loans made by not-for-profit organizations in emerging economies and in low-income U.S. neighborhoods. The program builds on Citibank's extensive experience in funding alternative financial intermediaries that serve low-income areas. One such program, developed by ACCION with Citibank support in Bogota, Colombia, is being success transferred to neighborhoods in New York City.

  Through its "Banking on Education" initiative, launched in 1990, Citibank is investing $20 million over ten years to make K-12 education in the U.S. more effective. The program aims at improving the way schools operate--creating "smarter schools"--as well as developing and implementing new teaching techniques to stimulate "smarter classrooms."

  In "partnership" schools, current and retired Citibankers supplement school enrichment grants by taking a personal interest in, and giving special attention to, student needs. With Citibank sponsorship, the first class graduated from Unity High School at The Door in New York City in 1994. Most students, who earlier had experienced difficulty in the city's conventional high schools, successfully gained admission to area colleges. Another new partnership brings technology training and other academic support to The Harlem Choir Academy.

  Citibank has continued its targeted efforts to increase the participation of under-represented men and women at all levels of higher education in the United States. The United Negro College Fund/Citibank Fellows Program has produced 115 graduates and celebrated its tenth anniversary in 1994. Citibank also contributes to the National Hispanic Scholarship Fund, and a new minority development effort provides fellowships at the Ph.D. level in business and liberal arts disciplines.

  Globally, Citibank funding for educational programs contributes to a greater understanding of economics and free trade. Initiatives

The Computer Lab at Hope Community Academy, a Citi-Leaders school in Chicago

[See Appendix I, Item 38]

Hong Kong Citibankers take part in annual charity walk.

[See Appendix I, Item 39]
at Oxford and Cambridge universities for Eastern European students are now in their fifth year and are being expanded to include students from Africa and Southeast Asia.

  In the health care area, grants focus on community-based health care programs, giving particular attention to the needs of children. A Citibank grant enables hospitals in Hong Kong and Kowloon to develop new child-friendly pediatric wards that are staffed by specially trained therapists. Citibank continues to support Operation Smile in its mission to provide reconstructive surgery for children with facial deformities as well as surgical training for medical professionals. Citibank sponsored a 1994 Operation Smile mission in Kenya and provided additional assistance and support for programs in Colombia, the Philippines and Russia.

  Citibank-funded projects in four U.S. states provide educational and employment opportunities for people with disabilities. This year Citibank received awards from both the Center for Independent Living in Berkeley, California, and from the National Center for Disability Services in New York for its efforts to increase workplace access.

  Environmental funding focuses on sustainable development globally and on environmental education in schools in the U.S. Grants included those to the Smithsonian Institution for land use studies in Kenya and Brazil.

  Citibank supports a variety of leading cultural institutions that promote artistic excellence and expose the arts to diverse new audiences. The bank invests in arts education programs that actively engage students in the learning process and encourage their talents. Citibank's new "Culture Builds Community" initiative provides assistance and grants to community development and cultural organizations that work together to link cultural activities with revitalization efforts.

  The Black Creativity celebration at Chicago's Museum of Science and Industry, which features the achievements of African-Americans in science, technology and the arts, has been sponsored by Citibank for eight years. Major funding also is provided to the United States Holocaust Memorial Museum in Washington, D.C.

  Citibank's underwriting enables the New York Philharmonic to delight audiences around the world. The orchestra appeared in 14 cities in Asia in 1994 and will tour Europe in the summer of 1995.

Orchestra reception in Tokyo during New York Philharmonic's Asia Tour

[See Appendix I, Item 40]

Citibank mentor and student

[See Appendix I, Item 41]

                  FINANCIAL INFORMATION

                  Citicorp in Brief       22
                  The Businesses of Citicorp      24
                  Global Consumer 25
                  Global Finance  28
                  North America Commercial Real Estate    30
                  Cross-Border Refinancing Portfolio      32
                  Corporate Items 33
                  Managing Global Risk    33
                  Summary of Financial Results    41
                  Statement of Income Analysis    42
                  Financial Reporting Responsibility      47
                  Report of Independent Auditors  47
                  Financial Statements    48
                  Statement of Accounting Policies        53
                  Notes to Consolidated Financial Statements      55
                  Financial Statistics    74
                  10-K Cross-Reference Index      75
                  Financial Data Supplement       76

CITICORP IN BRIEF

Dollars In Millions Except Per Share Amounts                               1994      1993      1992       1991      1990
- ------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)
Before Accounting Changes                                              $  3,422  $  1,919  $    722  $   (914) $    318
After Accounting Changes/(1)/                                             3,366     2,219       722      (457)      458
                                                                       --------  --------  --------  --------  --------

Net Income (Loss) Per Share/(2)/
On Common and Common Equivalent Shares
  Before Accounting Changes                                            $   7.15  $   3.82  $   1.35  $  (3.22) $   0.57
  After Accounting Changes/(1)/                                            7.03      4.50      1.35     (1.89)     0.99
                                                                       --------  --------  --------  --------  --------

Assuming Full Dilution
  Before Accounting Changes                                            $   6.40  $   3.53  $   1.35  $  (3.22) $   0.57
  After Accounting Changes/(1)/                                            6.29      4.11      1.35     (1.89)     0.99
                                                                       --------  --------  --------  --------  --------

Return on Assets and Equity
Return on Total Assets/(3)(4)/
  Before Accounting Changes                                                1.31%      .84%      .32%     (.41)%     .14%
  After Accounting Changes/(1)/                                            1.29       .97       .32      (.21)      .20
                                                                       --------  --------  --------  --------  --------

Return on Common Stockholders' Equity/(5)(6)/
  Before Accounting Changes                                                26.3%     17.7%      6.5%    (14.3)%     2.1%
  After Accounting Changes/(1)/                                            25.8      21.1       6.5      (7.9)      3.7
                                                                       --------  --------  --------  --------  --------

Return on Total Stockholders' Equity/(6)(7)/
  Before Accounting Changes                                                21.8%     15.3%      7.2%     (9.4)%     3.1%
  After Accounting Changes/(1)/                                            21.4      17.7       7.2      (4.5)      4.4
                                                                       --------  --------  --------  --------  --------

Capital
Tier 1 Capital                                                         $ 16,919  $ 13,388  $ 10,262  $  8,540  $  7,999
Tier 1+Tier 2 Capital                                                    26,119    23,152    20,111    17,080    15,998

Tier 1 Capital Ratio                                                       7.80%     6.62%     4.90%     3.73%     3.26%
Tier 1+Tier 2 Capital Ratio                                               12.04     11.45      9.60      7.46      6.52
Leverage Ratio/(4)/                                                        6.67      6.15      4.74      3.94      3.62

Common Stockholders' Equity as a Percentage of Total Assets/(4)(6)/        5.42%     4.65%     3.73%     3.39%     3.77%
Total Stockholders' Equity as a Percentage of Total Assets/(4)(6)/         7.09      6.44      5.23      4.37      4.48

Common Stockholders' Equity Per Share/(6)/                             $  34.38  $  26.04  $  21.74  $  21.23  $  24.34
- -----------------------------------------------------------------------------------------------------------------------

(1) Refers to adoption of Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," in 1994; adoption of SFAS No. 109, "Accounting for Income Taxes," in 1993; accounting change for venture capital subsidiaries in 1991; and accounting change for certain derivative products in 1990.
(2) Based on net income (loss) less preferred stock dividends, except where conversion is assumed.
(3) Net income (loss) as a percentage of average total assets.
(4) 1994 reflects the effect of adopting Financial Accounting Standards Board ("FASB") Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts."
(5) Income (loss) applicable to common stock as a percentage of average common stockholders' equity.
(6) 1994 reflects the effect of adopting SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."
(7) Net income (loss) less redeemable preferred dividends as a percentage of average total stockholders' equity.

[See Appendix I, Items 42 & 43]

MARGIN ANALYSIS

Citicorp uses the concept of "operating margin" as an important measure of its ability to absorb credit costs, build profitability, and strengthen capital. Operating margin is the difference between revenue and operating expense, adjusted for credit-related costs, the effect of credit card securitization, capital-building transactions and restructuring charges. From 1990 through 1994 operating margin has increased $2.7 billion, or 56%. This increase reflects modest but steady revenue growth and a net reduction in expense levels. In 1994, operating margin declined $222 million compared with 1993 principally reflecting challenging trading conditions, partially offset by strong momentum in the Global Consumer business and non-trading activities in the Global Finance business. Credit costs in 1994 decreased for the second consecutive year from their peak in 1992 and contributed to the increase in operating margin less credit costs to $4.9 billion in 1994, up $3.0 billion from 1990. Further details on revenue, expense and credit costs are provided in the business discussions that follow on pages 25 to 33 and in the Statement of Income Analysis on pages 42 to 46.

In Millions of Dollars                                                        1994      1993      1992      1991      1990
- --------------------------------------------------------------------------------------------------------------------------
Total Revenue                                                             $ 16,748  $ 16,075  $ 15,621  $ 14,750  $ 14,587
Effect of Credit Card Securitization/(1)/                                      934     1,282     1,390     1,155       639
Net Cost to Carry/(2)/                                                          89       252       421       454       311
Capital Building Transactions/(3)/                                             (80)        2      (820)     (502)       --
                                                                          --------  --------  --------  --------  --------
Adjusted Revenue                                                            17,691    17,611    16,612    15,857    15,537
                                                                          --------  --------  --------  --------  --------
Total Operating Expense                                                     10,256    10,615    10,057    11,097    11,099
Net OREO Costs/(4)/                                                             (9)     (245)     (347)     (285)      (48)
Restructuring Charges                                                           --      (425)     (227)     (750)     (300)
                                                                          --------  --------  --------  --------  --------
Adjusted Operating Expense                                                  10,247     9,945     9,483    10,062    10,751
                                                                          --------  --------  --------  --------  --------
Operating Margin                                                             7,444     7,666     7,129     5,795     4,786
                                                                          --------  --------  --------  --------  --------
Consumer Credit Costs/(5)/                                                   2,338     2,740     3,309     2,958     1,999
Commercial Credit Costs/(6)/                                                   239     1,036     2,458     2,190       929
                                                                          --------  --------  --------  --------  --------
Operating Margin Less Credit Costs                                           4,867     3,890     1,362       647     1,858
Additional Provision/(7)/                                                      336       603       537       636       732
Restructuring Charges                                                           --       425       227       750       300
Capital Building Transactions/(3)/                                              80        (2)      820       502        --
                                                                          --------  --------  --------  --------  --------
Income (Loss) Before Taxes and Cumulative Effects of Accounting Changes   $  4,611   $ 2,860  $  1,418   $  (237)  $   826
- --------------------------------------------------------------------------------------------------------------------------

(1) See page 46 for a description of the effect of credit card receivables securitization.
(2) Principally the net cost to carry commercial cash-basis loans and Other Real Estate Owned ("OREO").
(3) Reflects net pretax asset gains and business writedowns. In 1993, business writedowns primarily related to Quotron. See Corporate Items on page 33 for further discussion. Also includes the effect on reported revenue through the third quarter of 1991 related to the accounting change for venture capital subsidiaries.
(4) Principally writedowns, gains and losses on sales, and direct revenue and expense related to commercial OREO.
(5) Principally consumer net credit write-offs adjusted for the effect of credit card receivables securitization.
(6) Includes commercial net credit write-offs, net cost to carry, and net OREO costs.
(7) Represents consumer and commercial (excluding the cross-border refinancing portfolio) provision for credit losses in excess of net write-offs. Amounts in 1994, 1992, and 1991 reflect releases of $64 million, $253 million, and $150 million, respectively, related to the cross-border refinancing portfolio.

[See Appendix I, Items 44, 45 & 46]

THE BUSINESSES OF CITICORP

Citicorp, with its subsidiaries and affiliates, is a global financial services organization. Its staff of 82,600 serves individuals, businesses, governments, and financial institutions in over 3,400 locations, including branch banks, representative offices, and subsidiary and affiliate offices, in 94 countries and territories throughout the world.

    Citicorp, a U.S. bank holding company, was incorporated in 1967 under the laws of Delaware and is the sole shareholder of Citibank, N.A. (Citibank), its major subsidiary.

    Citicorp is regulated under the Bank Holding Company Act of 1956 and is subject to examination by the Federal Reserve Board. Citibank is a member of the Federal Reserve System and is subject to regulation and examination by the Office of the Comptroller of the Currency. See page 84 for further discussion of regulation and supervision.

    Citicorp's activities are conducted primarily within the core business franchises of Global Consumer and Global Finance. The Global Consumer business operates a uniquely global, full-service consumer franchise encompassing branch banking, credit and charge cards, and private banking. The Global Finance business provides a diversified range of wholesale banking services to local and multinational corporate customers, financial institutions, and government entities.

    The businesses of both Global Consumer and Global Finance reflect differences in financial marketplaces and can be considered as a North America, Europe and Japan grouping and an Emerging Economies grouping. The latter encompasses activities in Latin America, Asia Pacific, Central and Eastern Europe, the Middle East and Africa.

    Excluded from Global Finance in North America, Europe and Japan is North America Commercial Real Estate, which includes the commercial real estate divisions in the U.S. and Canada and is discussed on pages 30 and 31.

    The Cross-Border Refinancing Portfolio is centrally managed and has a separate focus from the local activities in the refinancing countries as discussed on page 32.

    Additional data on the business and geographic distribution of revenue, income (loss), and average assets is disclosed in Note 10 to the consolidated financial statements.

BUSINESS FOCUS                                     Net Income (Loss)          Average Assets/(1)/            Return on
                                                         $ Millions               $ Billions                 Assets (%)
- ------------------------------------------------------------------------------------------------------------------------------------

                                               1994   1993/(2)/  1992/(2)/  1994   1993/(2)/  1992/(2)/  1994   1993/(2)/  1992/(2)/

- ------------------------------------------------------------------------------------------------------------------------------------

Global Consumer/(3)/
  North America, Europe and Japan            $ 1,102  $  616     $  385     $   77 $   75     $   85      1.43    .82       .45
  Emerging Economies                             686     549        434         30     25         21      2.29   2.20      2.07
Global Finance/(4)/
  North America, Europe and Japan                595     868        449         96     72         64       .62   1.21       .70
  Emerging Economies                             809     745        621         43     37         32      1.88   2.01      1.94
                                              ------  ------     ------     ------  -----     ------
    Core Businesses                            3,192   2,778      1,889        246    209        202      1.30   1.33       .94

North America Commercial Real Estate            (298)   (635)    (1,325)         8     12         14     (3.73) (5.29)    (9.46)
Cross-Border Refinancing Portfolio               221      85        402          3      3          4      7.37   2.83     10.05
Corporate Items/(5)/                             307    (309)      (244)         4      4          6      7.68  (7.73)    (4.07)
                                              ------  ------     ------     ------  -----     ------
                                               3,422   1,919        722        261    228        226      1.31    .84       .32
Cumulative Effects of Accounting Changes/(6)/    (56)    300         --         --     --         --        --     --        --
                                              ------  ------     ------     ------  -----     ------
Total Citicorp                               $ 3,366 $ 2,219     $  722     $  261 $  228     $  226      1.29    .97       .32
- ------------------------------------------------------------------------------------------------------------------------------------

(1) 1994 amounts reflect the effect of adopting FASB Interpretation No. 39 as of January 1, 1994. See page 57 for additional discussion.
(2) Reclassified to conform to the 1994 presentation.
(3) Global Consumer results reflect after-tax restructuring charges of $143 million in 1993 and $82 million in 1992. Of these amounts, Global Consumer North America, Europe and Japan included $139 million and $74 million, respectively.
(4) Global Finance results reflect after-tax restructuring charges of $95 million in 1993 and $49 million in 1992. Of these amounts, Global Finance North America, Europe and Japan included $83 million and $31 million, respectively.
(5) See page 33 for a further discussion of Corporate Items.
(6) Represents cumulative effects of adopting SFAS No. 112 as of January 1, 1994 and SFAS No. 109 as of January 1, 1993. See pages 66 and 68, respectively, for additional discussion.

[See Appendix I, Items 47 & 48]

GLOBAL CONSUMER

Dollars In Millions                           1994     1993/(1)/      1992/(1)/
- --------------------------------------------------------------------------
Total Revenue                              $10,386  $ 9,494        $ 9,172
                                           -------  -------        -------
Restructuring Charges                           --      233            130
Other Operating Expense                      6,216    5,981          5,789
                                           -------  -------        -------
Total Operating Expense                      6,216    6,214          5,919
                                           -------  -------        -------
Provision for Credit Losses                  1,553    1,686          2,134
                                           -------  -------        -------
Income Before Taxes                          2,617    1,594          1,119
Income Taxes                                   829      429            300
                                           -------  -------        -------
Net Income                                 $ 1,788  $ 1,165        $   819
- --------------------------------------------------------------------------
Average Assets (In Billions)               $   107  $   100        $   106
Return on Assets                              1.67%    1.17%           .77%

Adjusted for Credit-Related Items
  Total Revenue/(2)/
    North America, Europe and Japan        $ 8,724  $ 8,630        $ 8,778
    Emerging Economies                       2,599    2,156          1,784
                                           -------  -------        -------
  Total Global Consumer                    $11,323  $10,786        $10,562
- --------------------------------------------------------------------------
  Other Operating Expense/(3)/
    North America, Europe and Japan        $ 4,723  $ 4,713        $ 4,711
    Emerging Economies                       1,445    1,230          1,078
                                           -------  -------        -------
  Total Global Consumer                    $ 6,168  $ 5,943        $ 5,789
- --------------------------------------------------------------------------
  Credit Costs/(4)/
    North America, Europe and Japan        $ 2,169  $ 2,586        $ 3,173
    Emerging Economies                         169      154            136
                                           -------  -------        -------
  Total Global Consumer                    $ 2,338  $ 2,740        $ 3,309
- --------------------------------------------------------------------------

(1) Reclassified to conform to the 1994 presentation.
(2) Adjusted principally for the effect of credit card receivables securitization.
(3) 1994 and 1993 amounts exclude writedowns, gains and losses on sales, and direct expense related to OREO for certain real estate lending activities.
(4) Principally net credit write-offs adjusted for the effect of credit card receivables securitization.

    The 37% increase from 1993 to 1994 in Global Consumer earnings (excluding 1993 after-tax restructuring charges) was led by a $537 million increase in adjusted revenue, with an associated $225 million increase in adjusted operating expense, and by lower net write-offs (adjusted for the effect of securitization) in the U.S. credit card business. The 45% improvement in earnings in 1993 compared with 1992 (excluding restructuring charges in both years) principally reflected lower U.S. credit card losses, business growth in the Emerging Economies, and higher private banking revenue.

    The consumer businesses in North America, Europe and Japan earned $1.1 billion in 1994, an increase of $347 million, or 46%, from 1993 (excluding 1993 after-tax restructuring charges). In the U.S. credit card business, lower net credit losses more than offset the impact of lower revenue and higher expense. Earnings also improved in the branch and mortgage businesses. In 1993, North America, Europe and Japan earnings of $755 million increased $296 million, or 64%, from 1992 (excluding restructuring charges in both years). The earnings improvement in 1993 principally reflected sharply lower net credit losses in the North American businesses and higher revenue in the private banking business, partially offset by lower revenue in North America.

    The consumer businesses in the Emerging Economies earned $686 million in 1994, an increase of $133 million, or 24%, from 1993 and an increase of $244 million, or 55%, from 1992 (excluding restructuring charges in both 1993 and 1992). The earnings increases reflected continued, broadly-based revenue momentum across these economies.

    Adjusted revenue grew 5% in the year after rising a modest 2% in 1993. The improvements were paced by the Emerging Economies businesses, where revenue increased 21% in both years, reflecting continued business expansion across the Asia Pacific and Latin America regions. Revenue in North America, Europe and Japan rose 1% in the year, after falling 2% in 1993. The improvement in 1994 was primarily due to higher spreads and fees in the European branches and higher revenue from private banking activities, partially offset by the effect of pricing strategies in the U.S. credit card business. Revenue in the U.S. branches was impacted by lower loan volumes. The decline in revenue in 1993 from 1992 in North America, Europe and Japan principally reflected competitive pressures in the U.S. credit card market, lower loan volumes in the U.S. branches, and the effect of disposing non-strategic businesses, partially offset by the benefits of improved funding costs and effective interest rate management in a generally declining interest rate environment in 1993, as well as from higher revenue in the European private banking business.

[See Appendix I, Item 49]

    The U.S. credit card business responded to competitive pressures in the U.S. market by initiating certain repricing strategies in 1993. The repricing strategies, bolstered by an improving economy and an expansion of the overall credit card market, contributed to a $4.5 billion, or 13%, increase in the year in managed U.S. bankcard loans (excluding the private label business), a
3.2 million, or 16%, increase in accounts, and a $13.8 billion, or 24%, increase in charge volumes. Adjusted revenue declined in 1994 compared with 1993 due to lower annual fees and tighter spreads, partially offset by higher loan volumes.

    Revenue in the U.S. mortgage business was essentially unchanged from 1993 despite a decline in loan volumes. The net adjustment required to reflect accelerated prepayments of securitized mortgages declined to $23 million in 1994, compared with $120 million in 1993 and $255 million in 1992. The reduction in this adjustment, along with lower recourse-related costs on securitized mortgages, offset a decline in securitization gains.

    Operating expense, adjusted to exclude certain credit-related costs and restructuring charges, increased 4% in 1994 after rising 3% in 1993. The continued expansion of business activities in the Emerging Economies led to a 17% and 14% expense growth in these regions in 1994 and 1993, respectively, while expense in North America, Europe and Japan remained essentially unchanged over the same three-year period. Spending increased in the U.S. credit card business in 1994 to support successful account acquisition strategies and other marketing initiatives. Lower OREO charges in the U.S. mortgage business and cost containment efforts, including the benefits from the 1993 restructuring actions, served to balance these increases. Expense levels in 1993 were characterized by increased marketing efforts to protect U.S. credit card market share and investment spending in the U.S. branches, offset by the benefits from non-strategic business dispositions, lower credit card fraud costs and improved productivity in the European branches.

[See Appendix I, Item 50]

    The provision for credit losses in 1994 included a $200 million addition to the reserve in excess of net write-offs, down from $276 million in 1993 and $215 million in 1992, principally reflecting the effects of improving economic conditions in the U.S. and Europe. Consumer credit costs, which declined an additional 15% in 1994 after falling 17% in 1993, reflected adjusted net write-offs of $2.3 billion, $2.7 billion, and $3.3 billion in 1994, 1993, and 1992, respectively. Adjusted net write-offs in the U.S. credit card business improved by $368 million in 1994, following a $388 million improvement in 1993.

[See Appendix I, Item 51]

    Extensions of credit managed by Citicorp's Global Consumer business include residential real estate mortgages, credit cards, other revolving credit agreements, and other personal installment loans. The following chart identifies the components of the Global Consumer average loan portfolio in 1994.

[See Appendix I, Item 52]

    Consumer loans outside the U.S., which averaged $42.5 billion in 1994, included approximately $9 billion in Germany, with the remainder broadly spread throughout the Asia Pacific, Europe and Latin America regions.

    Average consumer loans in the Emerging Economies businesses continued their upward trend in 1994 by increasing $4.3 billion, or 23%, over the prior year. During 1993, loans in these regions grew by $2.6 billion, or 16%. This growth trend was primarily attributable to strong business expansion in the Asia Pacific region, which resulted in higher levels of mortgages and credit card loans.

[See Appendix I, Item 53]

    Average loans in the U.S. mortgage portfolio on the balance sheet continued to decline. The decline in 1994 reflected both loan repayments and the stated policy of selling without recourse the majority of all fixed-rate originations. The decline in 1993 was primarily due to prepayments in the falling rate environment.

[See Appendix I, Item 54]

    Total average U.S. consumer loans remained essentially unchanged in 1994 after declining by $9.3 billion in 1993, principally due to economic conditions, mortgage prepayments in excess of new originations, and higher credit card securitizations.

    In the consumer portfolio, credit loss experience is often expressed in terms of annual net credit losses as a percent of average consumer loans. Pricing and credit policies reflect the loss experience of each particular product. Consumer loans are generally written off no later than a predetermined number of days past due on a contractual basis. The number of days is set at an appropriate level according to loan product and country.

The following table summarizes Citicorp's consumer net credit loss experience.

Consumer Portfolio Loss Ratios

                                                        1994      1993      1992
- --------------------------------------------------------------------------------
                                              Net
                           Average         Credit        Net       Net       Net
                             Loans/(1)/    Losses     Credit    Credit    Credit
                        $ Billions     $ Millions     Loss %    Loss %    Loss %
- --------------------------------------------------------------------------------
U.S.
Mortgages/(2)/               $17.3         $  241       1.39      1.40      1.61
Credit Cards/(3)/             10.9            421       3.86      5.18      6.28
Other                         16.1            244       1.52      1.96      2.47
                             -----         ------
Total U.S.                    44.3            906       2.05      2.33      2.89
Other North
  America,
  Europe and
  Japan                       19.3            278       1.44      1.21      1.22
                             -----         ------
Total North
  America,
  Europe and
  Japan                       63.6          1,184       1.86      2.01      2.46
Emerging
  Economies                   23.2            169        .73       .82       .83
                             -----         ------
Total                        $86.8         $1,353       1.56      1.73      2.16
- --------------------------------------------------------------------------------

(1) Loan amounts are net of unearned income.
(2) Includes first and second residential mortgages.
(3) Includes bankcards and private label business.

    The downward trend in U.S. consumer net credit losses continued in 1994 as losses declined by $132 million from 1993 and by $649 million from 1992. The improvement in the U.S. net credit loss rate primarily reflected an improvement in the credit cards loss ratio. The securitization of credit card receivables, which is more fully described on page 46, lowered reported net credit losses by $934 million, $1,282 million, and $1,390 million in 1994, 1993, and 1992, respectively. The loss ratio for other U.S. loans also declined, reflecting an improvement across product lines.

    The U.S. mortgages credit loss ratio remained essentially unchanged during 1994 after decreasing in 1993. The improvement in losses during 1993 was primarily due to the effect in 1992 of a change in the treatment of in-substance foreclosed residential property, which increased total U.S. credit losses in 1992 by $187 million.

    Net credit losses in other North America, Europe and Japan businesses increased to $278 million in 1994 from $218 million in 1993 and from $228 million in 1992 primarily due to higher losses in the personal loan portfolio in Germany, reflecting the slow economic recovery in that country.

    Net credit losses in the Emerging Economies businesses were $169 million, $154 million, and $136 million in 1994, 1993, and 1992, respectively. The related credit loss rate improved as loan volumes increased.

    The following table summarizes delinquencies in the on-balance sheet consumer loan portfolio in terms of dollar amount of loans 90 days past due and as a percentage of related loans.


Consumer Loan Delinquency Amounts and Ratios

                                   Total Loans/(1)/           90 Days or More Past Due
- ----------------------------------------------           -----------------------------
Dollars In Billions
at Year-End                               1994              1994       1993       1992
- --------------------------------------------------------------------------------------
U.S.
Mortgages                                $16.5              $0.5       $0.7       $0.9
  Ratio                                                      3.3%       3.8%       4.5%
Mortgages Purchased
  Under Recourse
  Provisions/(2)/                          0.6               0.5        0.5        0.5
Credit Cards/(3)/                         17.3               0.3        0.3        0.3
  Ratio                                                      1.5%       2.9%       4.0%
Other                                     16.1               0.6        0.8        1.0
  Ratio                                                      3.7%       4.4%       5.7%
                                        ------            ------     ------     ------
Total U.S.                                50.5               1.9        2.3        2.7
  Ratio                                                      3.7%       5.0%       5.7%
Other North America,
  Europe and Japan                        20.2               1.2        1.1        1.0
  Ratio                                                      6.4%       6.5%       5.5%
                                        ------            ------     ------     ------
Total North America,
  Europe and Japan                        70.7               3.1        3.4        3.7
  Ratio                                                      4.4%       5.4%       5.7%
Emerging Economies                        25.9               0.2        0.2        0.2
  Ratio                                                       .7%        .8%       1.1%
                                        ------            ------     ------     ------
Total Consumer Loans                     $96.6              $3.3       $3.6       $3.9
  Ratio                                                      3.4%       4.2%       4.7%
- --------------------------------------------------------------------------------------

(1) Loan amounts are net of unearned income.
(2) Mortgages were delinquent 90 days or more when purchased under recourse provisions of mortgage sales.
(3) Includes bankcards and private label business.

    Total consumer loans delinquent 90 days or more decreased $0.3 billion during the year to $3.3 billion at year-end 1994, or 3.4% of total consumer loans, primarily reflecting significantly lower delinquencies in U.S. loan products, particularly mortgages. The decline during the year in U.S. mortgage loans on the balance sheet that were delinquent 90 days or more reflected transfers to OREO and collection efforts.

    Delinquencies increased in Europe over the last two years, primarily in Germany, but remained at a low and stable level in the Emerging Economies.

    Total consumer loans with delinquencies of 90 days or more on which interest continued to be accrued were $828 million, $802 million, and $857 million at December 31, 1994, 1993, and 1992, respectively. The increase over the prior year is due to higher delinquencies in Germany and in the government-guaranteed student loan portfolio in the U.S., partially offset by a decrease in credit cards. The decline during 1993 was primarily due to a decrease in the private banking portfolio, partially offset by higher delinquencies in Germany.

    Citicorp's policy for suspending accrual of interest on consumer loans varies depending on the terms, security, and credit loss experience characteristics of each product, and in consideration of write-off criteria in place. At December 31, 1994 the accrual of interest had been suspended on $989 million of U.S. mortgages and $1,550 million of other consumer loans, including personal loans in Germany. (See page 80 for further information concerning cash-basis, renegotiated, and past due loans.) The corresponding amounts at the end of 1993 were $1,216 million of U.S. mortgages and $1,647 million of other consumer loans. The decline in cash-basis U.S. mortgages during the year primarily reflected transfers to OREO and collection efforts.

    Consumer loans at year-end 1994 included $4.0 billion and $2.4 billion of commercial real estate loans related to community and private banking activities conducted by Global Consumer businesses in the U.S. and outside the U.S., respectively. Commercial real estate in the community banking portfolio primarily comprises loans secured by multi-family residential units or by owner-occupied commercial buildings. Commercial real estate in the private bank includes loans secured by rental residential properties and office buildings, as well as retail properties and hotels. At December 31, 1994, the U.S. portfolios included $272 million of loans on which the accrual of interest had been suspended, primarily in California and New York. The commercial real estate portfolio outside the U.S. included $89 million of loans on which the accrual of interest had been suspended.

    Consumer OREO declined to $0.8 billion at December 31, 1994 from $1.2 billion and $1.3 billion at the end of 1993 and 1992, respectively. The decrease during the year is principally due to a portfolio sale at approximately book value.

    While the U.S. and European economies improved in 1994, economic prospects are uncertain. Credit costs, delinquencies, and loans on which the accrual of interest is suspended could remain at relatively high levels, and further increases in credit reserves are possible.

GLOBAL FINANCE

Dollars In Millions                       1994      1993/(1)/     1992/(1)/
- ----------------------------------------------------------------------
Total Revenue                           $5,496    $6,011        $5,302
                                        ------    ------        ------
Restructuring Charges                       --       156            76
Other Operating Expense                  3,408     3,277         3,137
                                        ------    ------        ------
Total Operating Expense                  3,408     3,433         3,213
                                        ------    ------        ------
Provision for Credit Losses                 --       305           644
                                        ------    ------        ------
Income Before Taxes                      2,088     2,273         1,445
Income Taxes                               684       660           375
                                        ------    ------        ------
Net Income                              $1,404    $1,613        $1,070
- ----------------------------------------------------------------------
Average Assets (In Billions)/(2)/       $  139    $  109        $   96
Return on Assets                          1.01%     1.48%         1.11%

Adjusted for Credit-Related Items
  Total Revenue/(3)/
    North America, Europe and Japan     $3,193    $3,901        $3,524
    Emerging Economies                   2,314     2,168         1,902
                                        ------    ------        ------
  Total Global Finance                  $5,507    $6,069        $5,426
- ----------------------------------------------------------------------
  Other Operating Expense/(4)/
    North America, Europe and Japan     $2,332    $2,195        $2,129
    Emerging Economies                   1,153     1,102           937
                                        ------    ------        ------
  Total Global Finance                  $3,485    $3,297        $3,066
- ----------------------------------------------------------------------
  Credit Costs/(5)/
    North America, Europe and Japan     $ (128)   $  150        $  650
    Emerging Economies                      12        45            90
                                        ------    ------        ------
  Total Global Finance                  $ (116)   $  195        $  740
- ----------------------------------------------------------------------

(1) Reclassified to conform to the 1994 presentation.
(2) 1994 amount reflects the effect of adopting FASB Interpretation No. 39 as of January 1, 1994.
(3) After adding back the net cost to carry cash-basis loans and OREO.
(4) Excludes writedowns, gains and losses on sales, and direct revenue and expense related to OREO.
(5) Includes net write-offs (recoveries), the net cost to carry cash-basis loans and OREO, as well as writedowns, (gains) losses on sales, and direct revenue and expense related to OREO.

    Global Finance net income in 1994, although down from 1993, represented a return on assets of 1.01%. Sharply lower trading-related revenue more than offset improvements in credit costs, gains from venture capital activities, and other increases in revenue. Net income, excluding after-tax restructuring charges, increased 53% in 1993 compared with 1992, primarily reflecting strong trading-related revenue and lower credit costs. The 1993 and 1992 results included after-tax restructuring charges of $95 million and $49 million, respectively, principally related to cost saving programs in the North America and Europe businesses.

    Net income of $595 million from activities in North America, Europe and Japan in 1994 reflected a lower level of trading-related revenue compared with 1993. The decline in trading-related revenue was partially offset by improvements in credit costs and higher revenue from venture capital activities, which included a pre-tax gain of $180 million resulting from a tender offer for Reliance Electric Co., in which Citicorp has a venture capital holding. Net income of $868 million in 1993 was up from $449 million in 1992, primarily reflecting strong results from trading-related activities and a reduction in credit costs.

    Net income of $809 million from activities in the Emerging Economies in 1994 increased $64 million compared with 1993 reflecting broadly-based increases in fee and commission income coupled with increases in net interest revenue, partially offset by lower trading-related revenue. The increase in net interest revenue principally reflected higher interest-earning assets as well as an unusually favorable interest rate environment in Brazil in the third quarter of 1994, and the release of a Brazilian gross-receipts tax reserve. Citicorp did not experience any material consequences as a result of the devaluation of the Mexican peso in December 1994. Although the difficult period of adjustment in that country may place the credit quality of some local borrowers and the Mexican Government under a degree of stress, Citicorp does not anticipate any important negative impact on its earnings as a result. Net income of $745 million in 1993 increased $124 million compared with 1992 reflecting business momentum across each of the geographic regions, partially offset by charges taken in connection with the withdrawal from the portfolio management business in India.

    Global Finance adjusted revenue declined 9% in 1994 compared with 1993. Excluding trading-related revenue, which was sharply lower than the unusually high 1993 levels, revenue increased $0.5 billion (13%), led by increases in the Emerging Economies and by higher contributions from venture capital activities. Adjusted revenue increased 12% in 1993 compared with 1992, primarily due to higher revenue from trading-related activities in the Europe and North America businesses and broadly-based revenue increases across products and geographic regions in the Emerging Economies.

[See Appendix I, Item 55]

    Revenue from trading-related activities in the foreign exchange, derivatives and securities markets contributed $1.2 billion (22%) of total adjusted revenue in 1994, down from $2.2 billion (37%) in 1993 and $1.7 billion (32%) in 1992.
The 1994 revenue from trading-related activities, including derivatives, reflected continued customer demand for risk management products, while trading activities related to Citicorp's own account were adversely affected as interest rates increased and market conditions were challenging. In 1993 and 1992, trading-related revenue benefited from increased customer demand for risk management products as well as the volatile market conditions in 1993 and the latter half of 1992. See page 43 for a discussion of the income statement impact of trading-related activities.

    Adjusted operating expense increased in 1994 compared with 1993 in the North America and Europe businesses, where the growth was primarily related to personnel, investments in the transaction services business, and marketing, as well as in the Emerging Economies in support of business expansion. Adjusted operating expense in 1993 compared with 1992 reflected higher incentive compensation in the North America, Europe and Japan businesses associated with the strong trading-related revenue. The increase in expense in 1993 compared with 1992 in the Emerging Economies reflected base business expansion as well as the above-noted charges associated with India, which totaled $89 million before income taxes.

[See Appendix I, Item 56]

    Losses on commercial lending activities are not as statistically predictable as in consumer credit and can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Total adjusted credit costs in 1994 were a net credit amount of $116 million reflecting significantly lower write-offs and higher credit recoveries coupled with gains from the sale of OREO properties and a lower net cost to carry. This compares with charges of $195 million in 1993 and $740 million in 1992. The 1994 provision for credit losses included a provision in excess of net write-offs of $50 million, compared with $148 million in 1993 and $99 million in 1992, reflecting improved economic conditions in most markets. Net credit recoveries of $50 million in 1994 compared with net write-offs representing .34% and 1.25% of average loans in 1993 and 1992, respectively. Loss ratios over the next 12 to 18 months are expected to increase from 1994 levels, primarily as a result of the unusually low write-offs and high recoveries experienced in 1994, but are expected to remain below the 1993 level. Further increases in the allowance for credit losses are also possible.

[See Appendix I, Item 57]

    Cash-basis loans at December 31, 1994 were $0.5 billion, down from $0.8 billion at 1993 year-end and $1.4 billion at 1992 year-end. The decline during the two-year period is primarily due to repayments and loans returned to accrual status, partially offset by new cash-basis loans of $0.5 billion, $0.6 billion, and $1.1 billion in 1994, 1993, and 1992, respectively. The OREO portfolio of $0.2 billion at year-end 1994, which is principally located in the United Kingdom, was down $0.3 billion from 1993. Refer also to the table of cash-basis, renegotiated and past-due loans on page 80.

    The increase in average assets in 1994 reflected a $24 billion increase in the North America, Europe and Japan businesses, principally reflecting the effect of implementing FASB Interpretation No. 39. The growth in average assets since 1992 also reflected continued business expansion in the Emerging Economies.

NORTH AMERICA COMMERCIAL REAL ESTATE

In Millions of Dollars               1994     1993/(1)/     1992/(1)/
- ------------------------------------------------------------------
Total Revenue                      $    81  $   (21)      $   (60)
Operating Expense                      177      386           424
Provision for Credit Losses            394      610         1,622
                                   -------  -------       -------
Loss Before Taxes                     (490)  (1,017)       (2,106)
Income Tax Benefit                    (192)    (382)         (781)
                                   -------  -------       -------
Net Loss                           $  (298) $  (635)      $(1,325)
- -----------------------------------------------------------------
Average Assets (In Billions)       $     8  $    12       $    14

Adjusted for Credit-Related Items:
  Total Revenue/(2)/               $   156  $   163       $   237
  Operating Expense/(3)/               139      159           148
  Credit Costs/(4)/                    357      842         1,719
- -----------------------------------------------------------------

(1) Reclassified to conform to the 1994 presentation.
(2) After adding back the net cost to carry cash-basis loans and OREO.
(3) Excludes writedowns, gains and losses on sales, and direct revenue and expense related to OREO.
(4) Principally net write-offs, the net cost to carry cash-basis loans and OREO, as well as writedowns, (gains) losses on sales, and direct revenue and expense related to OREO.

    The North America Commercial Real Estate portfolio comprises relationships managed by the commercial real estate divisions in the U.S. and Canada. Citicorp's strategy for the North America Commercial Real Estate portfolio is one of active remedial management to maximize the long-term value and recoverability of the assets. Citicorp manages the risks associated with the real estate portfolio through a variety of risk management processes that are described on pages 33 and 34.

    The improvements in results for the North America Commercial Real Estate business in 1994 and 1993 are due primarily to lower credit costs. Adjusted credit costs in 1994 declined significantly due to improving real estate market conditions (which resulted in lower net write-offs and writedowns), as well as a lower net cost to carry cash-basis loans and OREO. The 1994 provision for credit losses included a provision in excess of net write-offs of $150 million, compared with $179 million in 1993 and $476 million in 1992.

    Total North America Commercial Real Estate exposure at year-end 1994 declined $3.7 billion (27%) from 1993 and $16.6 billion (63%) from the $26.5 billion of peak exposure in 1989. Citicorp continues to reduce its exposure through a series of initiatives that have resulted in paydowns and negotiated reductions in unfunded commitments. In addition, asset sales of approximately $1.0 billion, $0.6 billion, and $0.3 billion were completed in 1994, 1993, and 1992, respectively.

North America Commercial Real Estate Portfolio by Region and by Project

                                                                                                     Multi-
                                                                                                   location
                                                           Mid-                  Other                  and       1994     1993
In Millions of Dollars                                 Atlantic   California      U.S.     Canada     Other      Total    Total
- -------------------------------------------------------------------------------------------------------------------------------
Loans/(1)(2)/                                            $1,137       $1,075    $2,495       $235      $383     $5,325  $ 6,391
Cash-Basis Loans/(1)/                                        99          267       369         89        91        915    1,719
OREO                                                        335          315       587        161        36      1,434    2,332
Letters of Credit and Other                                 282          809       664        114       317      2,186    3,110
                                                         ------       ------    ------       ----      ----     ------  -------
Total Exposure                                           $1,853       $2,466    $4,115       $599      $827     $9,860  $13,552
- -------------------------------------------------------------------------------------------------------------------------------
Portfolio by Project:
Office                                                   $  930       $  607    $2,021       $241      $ 19     $3,818  $ 4,993
Residential                                                 331          963       554         38        95      1,981    3,082
Retail                                                      314          426       717        209       179      1,845    2,748
Other/(3)/                                                  278          470       823        111       534      2,216    2,729
                                                         ------       ------    ------       ----      ----     ------  -------
Total Exposure at December 31, 1994                      $1,853       $2,466    $4,115       $599      $827     $9,860
- -------------------------------------------------------------------------------------------------------------------------------
Total Exposure at December 31, 1993                      $2,402       $3,146    $6,061       $953      $990             $13,552
- -------------------------------------------------------------------------------------------------------------------------------
Net Write-Offs and Net OREO Writedowns:
  Write-Offs                                             $   19       $  100    $   58       $ 43      $ 24     $  244  $   431
  Writedowns                                                (32)          66        21         23         1         79      257
                                                         ------       ------    ------       ----      ----     ------  -------
Total--1994                                              $  (13)      $  166    $   79       $ 66      $ 25     $  323
- -------------------------------------------------------------------------------------------------------------------------------
Total--1993                                              $   68       $  266    $  230       $129      $ (5)             $  688
- -------------------------------------------------------------------------------------------------------------------------------

(1) Includes real estate-related loans of $0.4 billion and $0.2 billion at December 31, 1994 and 1993, respectively, of which $73 million in 1994 and $96 million in 1993 were on a cash basis. Also includes bankers acceptances (included in customers' acceptance liability) of $17 million and $50 million at December 31, 1994 and 1993, respectively.
(2) Loans include $655 million and $589 million of renegotiated loans at December 31, 1994 and 1993, respectively, and exclude cash-basis loans. The effective interest rates on $385 million of renegotiated loans at December 31, 1994 are at market rates and, therefore, these loans may be transferred to full performing status in 1995. The weighted-average contractual rate on loans that are expected to remain in renegotiated loans approximated 6% at December 31, 1994. The level of renegotiated loans may increase as a result of ongoing restructuring activities.
(3) Includes approximately $0.2 billion and $0.3 billion of land-related loans at December 31, 1994 and 1993, respectively.

    Cash-basis loans were $0.9 billion at December 31, 1994, down from $1.7 billion a year ago. The OREO portfolio totaled $1.4 billion at December 31, 1994, down from $2.3 billion a year ago. The reduction in cash-basis loans and OREO included approximately $0.9 billion of asset sales during 1994, with the majority being commercial properties and loans sold at approximately 65% of their original value. Refer also to the table of cash-basis, renegotiated, and past-due loans on page 80.

    Approximately $0.5 billion of the $0.9 billion of cash-basis loans at year-end were contractually past due less than 90 days as to principal and interest (including $131 million of construction and self-funded loans) but were classified as cash basis because of uncertainty regarding future cash flows. As noted in the following table, cash receipts (including amounts applied to principal), on average cash-basis loans and OREO in 1994 were $174 million.

                               Average
                              Carrying       Cash    Cash
Dollars In Millions              Value      Flows   Yield
- ---------------------------------------------------------
Cash-Basis Loans:/(1)/
  Payments Received             $1,224        $85     6.9%
  No Payments Received             237         --      --
Total                            1,461         85     5.8
In-Substance Foreclosures:/(1)/
  Payments Received                664         52     7.9
  No Payments Received             367         --      --
Total                            1,031         52     5.1
OREO:/(2)/
  Revenue                          921        186    20.2
  Expense                                    (149)  (16.1)
  Net                                          37     4.1
Total Cash-Basis Loans
  and OREO                      $3,413       $174     5.1%
- ---------------------------------------------------------

(1) Cash flows represent cash interest payments received, of which $82 million was applied as a reduction of principal ($51 million for cash-basis loans and $31 million for in-substance foreclosures).
(2) Excluding in-substance foreclosures and associated cash flows.
    North America Commercial Real Estate Cash-Basis Loans Activity


In Millions of Dollars                1994       1993
- -----------------------------------------------------
Beginning Balance                   $1,719     $2,734
New Cash-Basis Loans                   599      1,179
Write-offs/(1)/                       (244)      (365)
Loans Returned to Accrual Status      (448)      (738)
Payments and Other                    (482)      (441)
Transfers to OREO                     (229)      (650)
Ending Balance                        $915     $1,719
- -----------------------------------------------------

(1) Represents gross write-offs, before recoveries, and excludes write-offs on OREO, letters of credit and swaps.


    In 1994 the level of new cash-basis loans as well as transfers to OREO declined significantly from that experienced in 1993. Payments and loans returned to accrual status reflect the result of ongoing workout initiatives.

North America Commercial Real Estate OREO Activity

In Millions of Dollars                  1994     1993
- -----------------------------------------------------
Beginning Balance                     $2,332   $2,898
New OREO                                 264      667
Writedowns/(1)/                         (162)    (339)
Sales, Paydowns, and Other/(2)/       (1,000)    (894)
Ending Balance                        $1,434   $2,332
- -----------------------------------------------------

(1) Includes gross write-offs on assets generally taken within 90 days of their transfer to OREO.
(2) Includes in-substance foreclosures returned to accrual loan status of $92 million in 1994 and $227 million in 1993.

    The OREO portfolio, which reflects the lower of cost or estimated fair value of the underlying properties, includes both property to which Citicorp has taken title as well as in-substance foreclosures ($721 million at December 31, 1994), for which Citicorp does not have ownership of the property and foreclosure has not yet occurred.

    Letters of Credit and Other of $2.2 billion at December 31, 1994, was down $0.9 billion from a year ago. Unfunded commitments of $0.6 billion were concentrated in the office (38%) and residential (20%) markets. Office commitments represent obligations to fund property stabilization and lease-up costs. Residential commitments represent aggregate commitments to fund construction costs over the life of the various projects. Generally, pre-determined contractual criteria limit the maximum outstanding residential loans at any one time to amounts substantially less than the aggregate commitment. At December 31, 1994, $0.2 billion of commitments related to borrowers experiencing financial difficulties, down from $0.3 billion at December 31, 1993.

    Citicorp also provides standby letters of credit, the majority of which backstop tax-exempt multi-family housing bonds secured by residential properties. Approximately $0.5 billion of the $1.4 billion of outstanding letters of credit at December 31, 1994 related to projects on which debt service is continuing but the loan-to-value ratios have deteriorated below target levels and/or letter of credit fees are not being paid.

    Net write-offs of $244 million in 1994 were down substantially from $431 million in 1993. Net OREO writedowns totaled $79 million in 1994 compared with $257 million in 1993.

    During 1994 liquidity returned to the commercial real estate market in North America, as reflected in the significant decrease in credit costs and increase in asset sales. Citicorp expects stable to improving conditions in most markets, which should result in lower credit costs, a lower provision in excess of net write-offs, and a further reduction in cash-basis loans and OREO in 1995.

CROSS-BORDER REFINANCING PORTFOLIO

In Millions of Dollars       1994     1993/(1)/   1992/(1)/
- ------------------------------------------------------
Total Revenue                $205     $114        $194
Operating Expense              26       27          29
Provision for Credit Losses   (66)      (1)       (254)
                             ----     ----        ----
Income Before Taxes           245       88         419
Income Taxes                   24        3          17
                             ----     ----        ----
Net Income                   $221      $85        $402
- ------------------------------------------------------

(1) Reclassified to conform to the 1994 presentation.

    Citicorp has employed a strategic view of its relationship with refinancing countries based on its unique long-term local presence, commitments, and prospects in these countries.

    Net income in 1994 compared with 1993 reflected higher interest income pursuant to the completion of the Brazil refinancing agreement and the release of $64 million from the allowance for credit losses. Net income in 1993 and 1992 principally reflected the recognition of $97 million and $130 million, respectively, of Brazil interest and the release in 1992 of $253 million from the allowance for credit losses.

    On April 15, 1994, the Government of Brazil completed its external-debt refinancing package covering essentially all of its medium- and long-term commercial bank debt. Citicorp exchanged approximately $2.7 billion in face value of Brazilian debt (which had a carrying value of $818 million) for $1.3 billion of Debt Conversion Bonds ("DCB"), $1.2 billion of Front Loaded Interest Reduction Bonds ("FLIRB"), $137 million of New Money Bonds ("NMB"), and $45 million of Investment Feature Cruzeiro Bonds ("IFCB"). In addition, Citicorp purchased $221 million of NMBs. The combination of debt securities received had a market value of $1.4 billion at that date. Upon receipt of the bonds, Citicorp recorded a credit recovery of $318 million to the commercial allowance for credit losses in recognition of their fair value, in accordance with SFAS No. 115. Citicorp also recognized as other revenue (included as a capital-building transaction in Corporate Items) an amount of $173 million which represented the fair value at that date ($310 million in face value) of past-due interest bonds received in connection with the refinancing. Under the agreement, Citicorp's share of the restructured amounts and terms thereof are presented in the following table.

                                                             Weighted-Average        Weighted-Average
Dollars in Millions                                             Interest Rate        Year of Maturity
- -----------------------------------------------------------------------------------------------------
           Face    Book
           Value   Value/(1)/  Before/(2)/                             After     Before         After
- -----------------------------------------------------------------------------------------------------
DCB       $1,211    $363         4.0%                                 .875%        2003          2008
                                                                 Over LIBOR
DCB          124      37         4.0%                                 .875%        1996          2008
                                                                 Over LIBOR
NMB          137      41         4.0%                                 .875%        1997          2005
                                                                 Over LIBOR
FLIRB      1,211     363         4.0%                                .8125%        2003          2006
                                                                 Over LIBOR/(3)/
IFCB          45      14         4.0%                                 .875%        1996          2005
                                                                 Over LIBOR
          ------    ----
          $2,728    $818
- -----------------------------------------------------------------------------------------------------

(1) Book value prior to the restructuring.
(2) 4% rate commenced in 1992; LIBOR +13/16% prior to 1992.
(3) During the first six years, interest will be at fixed rates ranging from 4% to 5%.

    The DCBs have an original maturity of 18 years and a grace period on repayment of principal ("grace period") of 10 years. Both the NMBs and IFCBs have an original maturity of 15 years and grace period of seven years. The FLIRBs have an original maturity of 15 years, a grace period of nine years, and a 12-month rolling interest guarantee in the first six years (uncollateralized at LIBOR + 13/16% thereafter).

    At year-end 1994, Citicorp's cross-border and non-local currency outstandings in the refinancing portfolio included $3.9 billion of medium- and long-term outstandings (up from $2.9 billion in 1993) including $2.0 billion in Brazil, $0.6 billion in Venezuela, $0.4 billion in South Africa, $0.4 billion in the Philippines, $0.3 billion in Uruguay, and $0.2 billion in the aggregate in nine other countries. The increase in 1994 compared with 1993 resulted primarily from the exchange of Brazilian outstandings for marketable securities (held in the available-for-sale portfolio) pursuant to the Brazil refinancing agreement and subsequent increases in the market value of such securities. In addition to Brazil, refinancing agreements were also completed with the Dominican Republic and Poland, and substantive progress has been made toward completing an agreement with Ecuador. Additionally, at December 31, 1994, Citicorp had $3.4 billion of trade and short-term claims, $1.6 billion of investments in and funding of its local franchises, and $0.7 billion of investments in affiliates and debt-equity swaps in these countries.

    The amount of Citicorp's refinancing portfolio exposure on a cash basis was $104 million at December 31, 1994, down from $1.0 billion at the end of 1993. The reduction from the 1993 level is primarily attributable to the completion of the Brazil refinancing agreement.

    See page 81 for additional details related to Citicorp's cross-border and non-local currency outstandings.

CORPORATE ITEMS
In Millions of Dollars          1994      1993/(1)/     1992/(1)/
- ------------------------------------------------------------
Total Revenue                 $  580    $  477       $ 1,013
                              ------    ------       -------
Restructuring Charges             --        36            21
Other Operating Expense          429       519           451
                              ------    ------       -------
Total Operating Expense          429       555           472
                              ------    ------       -------
Income (Loss) Before Taxes       151       (78)          541
Income Taxes (Benefit)          (156)      231           785
                              ------    ------       -------
Net Income (Loss)             $  307    $ (309)      $  (244)
- ------------------------------------------------------------
(1) Reclassified to conform to the 1994 presentation.

    Corporate Items includes revenue derived from charging businesses for funds employed (based on a marginal cost of funds concept), unallocated corporate costs and other corporate items including net gains (losses) related to capital-building transactions, the recognition of U.S. deferred tax benefits and the offset created by attributing income taxes to business activities on a local tax-rate basis. The 1993 and 1992 results also included the results attributable to the U.S. market data services business of Quotron, which was sold in the first quarter of 1994.

    Corporate Items revenue included net gains related to capital-building transactions of $80 million in 1994, compared with a net loss of $2 million in 1993 (reflecting business writedowns of $179 million, principally related to the disposition of Quotron) and a net gain of $820 million in 1992. Operating expense included corporate employee expense and other unallocated corporate costs and, in 1993 and 1992, costs related to Quotron.

    In 1993, Quotron had a net loss of $106 million ($35 million excluding the after-tax effect of the business writedown), compared with a net loss of $48 million in 1992.

    Income taxes in 1994 and 1993 reflected the recognition of U.S. deferred tax benefits and a related reduction in the offset created by attributing income taxes to business activities on a local tax-rate basis. See Note 8 to the consolidated financial statements for further discussion of income taxes.

MANAGING GLOBAL RISK

    Risk management is the cornerstone of Citicorp's business. Risks arise from lending, underwriting, trading, and other activities the bank routinely engages in on behalf of customers around the world. Outlined below is the process that the Management Committee employs to provide oversight and direction, followed by discussions of the credit and market risk management processes in place across the corporation.

    The Management Committee uses an analytical framework that Citicorp calls Windows on Risk to evaluate Citicorp's aggregate risk profile, to control country, industry, product and client concentrations, to decide on portfolio actions, and to help create a balance between Citicorp's risk profile, earnings and capital. Through the Windows on Risk process, the Committee develops a consensus view on the near-term global external environment and then examines Citicorp's consolidated risk profile in terms of 13 risk dimensions, or windows, focusing on the major risks that affect its businesses.

    The review of the external environment encompasses critical new developments, the outlook for major country and regional economies and significant global industries, potential near-term critical economic and geopolitical events, and the implications of potential unfavorable developments.

    The portfolio review covers the following credit-related and market risks. These risks and the related controls are further explained on pages 34 through 39.

. Risk ratings, including trends in client credit-worthiness together with a comparison of risk against return;
. Industry concentrations, globally and within regions;
. Limits assigned to relationship concentrations and consumer programs; Product concentrations in consumer managed receivables, by product and by region;
. Global real estate limits and exposure, including commercial and consumer portfolios;
. Country risk, encompassing political and cross-border risk;
. Counterparty risk, evaluating presettlement risk on foreign exchange and derivative products, as well as securities trades;
. Dependency, linking and evaluating specific industry and consumer product exposure to external environmental factors;
. Distribution and underwriting risk, capturing the risk that arises when Citicorp commits to purchase an instrument from an issuer for subsequent sale; . Business risk review, evaluating risk by business captured by portfolio and process ratings;
. Price risk, capturing the earnings risk resulting from changing levels and volatilities of interest rates, foreign exchange rates, and commodity and equity prices;
. Liquidity risk, evaluating funding exposure; and . Equity and subordinated debt investment risk, monitored against portfolio limits.

    Based on this review, the Management Committee formulates recommendations and assigns responsibility for recommended portfolio actions. The review provides Citicorp with a clear view of the environment in which it operates and of the risk inherent in all of its businesses.

THE CREDIT PROCESS

Guided by the overall risk appetite and portfolio targets set by the Management Committee, line management conducts the day-to-day credit process in accordance with core policies established by the Credit Policy Committee.

    Line management initiates and approves all extensions of credit and is responsible for credit quality. Line managers must also establish supplementary credit policies specific to each business, deploy the credit talent needed, and monitor portfolio and process quality. The managers are required to surface problem credits or programs as they develop, and to correct deficiencies as needed through remedial management.

     Business Risk Review conducts independent periodic examinations of both portfolio quality and the credit process at the individual business level.

    Citicorp's credit policies are organized around two basic approaches--Credit Programs and Credit Transactions. Credit Programs, used primarily for the consumer businesses, focus on the decision to extend credit to sets of customers with similar characteristics and/or product needs. Approvals under this approach cover the expected level of aggregate exposure, the terms, risk acceptance criteria, operating systems, and reporting mechanisms. This is a cost-effective way of handling high-volume, small-dollar amount transactions. Credit programs are reviewed annually, with approvals tiered on the basis of projected outstandings as well as the maturity and performance of the product.

    The Credit Transaction approach focuses on the decision to extend credit to an individual customer or customer relationship. It starts with target market definition and risk acceptance criteria, and requires detailed customized financial analysis. Approval requirements for each decision are tiered based on the transaction amount, the customer's aggregate facilities, credit risk ratings, and the banking business serving the customer.

    Credit Programs and Credit Transactions are approved by three line credit officers, with one designated as responsible to ensure that all aspects of the credit process are properly coordinated and executed. As the size or risk increases, the three approvals may include one or two Senior Credit or Securities Officers. These individuals consist of over 500 of Citicorp's most experienced lenders and underwriters appointed by the Credit Policy Committee, with their designation reviewed annually. In addition, approvals from underwriting, product, industry or functional specialists may be required. At certain higher levels of risk, Credit Policy members as well as Management Committee members review individual credit decisions.

THE MARKET RISK MANAGEMENT PROCESS

Market risk encompasses liquidity and price risk, both of which are fundamental to the business of a financial intermediary. Liquidity risk is the risk that an entity will be unable to meet a financial commitment to a customer, creditor, or investor in any location, in any currency, when due. Price risk is the risk to earnings that arises from changes in interest rates, market prices, foreign exchange rates, and from market volatility.

    The Market Risk Policy Committee serves an oversight role in the management of all market risks. The committee is a group of Citicorp's most senior market risk professionals, chaired by the Corporate Treasurer, which establishes and oversees corporate market risk policies and standards to serve as a check and balance in the business risk management process.

    Within Citicorp, business and corporate oversight groups have well-defined market risk management responsibilities. Within each business, a process is in place to control market risk exposure. Management of this process begins with the professionals nearest to Citicorp's customers, products, and markets, and extends up to the senior executives who manage these businesses and to country Asset/Liability Management Committees ("ALCO"). Market risk positions are controlled by limits on exposure based on the size and nature of a business. Risk limits are approved by the Finance Committee, which is composed of the Management Committee and the Corporate Treasurer, and overseen by the Market Risk Policy Committee. Periodic reviews are conducted by Corporate Audit to ensure compliance with institutional policies and procedures for the assessment, management, and control of market risk.

LIQUIDITY MANAGEMENT

Management of liquidity at Citicorp is the responsibility of the Corporate Treasurer. The Country Corporate Officer and the Country Treasurer ensure that all funding obligations in each country are met when due. The Country Treasurer is appointed by the Chairman of the Market Risk Policy Committee upon the recommendation of line management and Regional Treasurers.

    The in-country forum for liquidity issues is the ALCO, which includes senior executives within each country. The ALCO reviews the current and prospective funding requirements for all businesses and legal entities within the country, as well as the capital position and balance sheet. All businesses within the country are represented on the committee with the focal point being the Country Treasurer.

    Each Country Treasurer must prepare a liquidity plan at least annually that is approved by the Country Corporate Officer, the Regional Treasurer, and the Market Risk Policy Committee. The liquidity profile is monitored on an on-going basis and reported monthly. Limits are established on the extent to which businesses in a country can take liquidity risk. The size of the limit depends on the depth of the market, experience level of local management, and liquidity characteristics of the assets.

    Regional Treasurers generally have responsibility for monitoring liquidity risk across a number of countries within a defined geography. They are also available for consultation and special approvals, especially in unusual or volatile market conditions.

    Citicorp's assets and liabilities are diversified across many currencies, geographic areas, and businesses. Particular attention is paid to those businesses that for tax, sovereign risk, or regulatory reasons cannot be freely and readily funded in the international markets.

    Citicorp's deposits are broadly diversified by both geography and customer segments as indicated by the charts that follow:

[See Appendix I, Items 58 & 59]

    Long-term debt is issued by Citicorp (the "Parent Company") and its subsidiaries. A diversity of sources, currencies, and maturities is used to gain the broadest practical access to the investor base. Total Parent Company and subsidiary long-term debt, including subordinated capital notes, outstanding at year-end 1994 was $17.9 billion compared with $18.2 billion at year-end 1993.

    Stockholders' equity, which grew $3.8 billion during the year to $17.8 billion at year-end 1994, is an increasingly important component of the overall funding structure, approximately equivalent in amount to long-term debt and subordinated capital notes.

    Securitization of assets remains an important source of liquidity. Total assets securitized during 1994 were $8.0 billion, including $4.1 billion of U.S. consumer mortgages, $3.5 billion of U.S. credit cards and $0.4 billion of non-U.S. consumer assets. As securitized credit card receivables transactions amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. In 1995, $5.0 billion of credit card receivables which were previously securitized are scheduled to amortize.

MANAGEMENT OF PRICE RISK EXPOSURE

Price risk exposure is the sensitivity of earnings to changes in interest rates, market prices, foreign exchange rates, and market volatilities. This exposure arises in the normal course of business of a global financial intermediary.

    Citicorp has established procedures for managing price risk within its business units worldwide. Decentralization is the essential organizational principle for managing price risk. It is balanced by strong centralized controls exercised by corporate oversight bodies. The level of price risk assumed by a business is based on its objectives and earnings, its capacity to manage risk, and by the sophistication of its local markets. The nature of the price risk assumed by a business varies according to the services it provides and the customers it serves. Limits are established for each major category of risk, monitored and managed by the businesses, and reviewed monthly at the corporate level.

    Citicorp uses a risk management system based on market factors that accommodates the diversity of balance sheet and off-balance sheet products (including derivatives) of its various businesses. The market factor approach identifies the variables that cause a change in the value of a financial instrument, including the term structure of interest rates, foreign exchange rates, securities and commodities prices and their volatilities. Price risk is then measured using various tools, including the earnings at risk method, which is applied to the non-trading portfolios, and the potential loss amount method, which is applied to the trading portfolios. These measures are used as indicators to monitor sensitivity of earnings to market risk rather than as a quantification of aggregate risk amounts.

Non-Trading Portfolios

Earnings at risk measures the potential pretax earnings impact on the non-trading portfolios of a specified movement in interest rates for a given time period. The earnings at risk for each currency is calculated by multiplying the repricing gap between interest sensitive items by the specified rate movement, and then taking into account the impact of options, both explicit and embedded. The specific rate movements are statistically derived from a two standard deviation movement. As part of the annual planning process, limits are set for earnings at risk on a group, country and total Citicorp basis, with exposures reviewed on a monthly basis by the Finance Committee in relation to limits and the current interest rate environment. The potential earnings effect of market rate movements is managed by modifying the asset and liability mix, either directly or through the use of derivative instruments. These include interest rate swaps and other derivative instruments which are either designated and effective as hedges or designated and effective in modifying the interest rate characteristics of specified assets or liabilities.

    During 1994, total U.S. dollar earnings at risk for the following 12 months in Citicorp's significant U.S. businesses ranged from approximately $5 million to $90 million in the aggregate, compared with a range in 1993 of approximately $30 million to $180 million. As of December 31, 1994 the U.S. dollar interest rate exposure taken in tenors beyond one year results in earnings at risk of a maximum of $50 million in any single future year.

    Earnings at risk in other currencies also existed at significantly lower levels. The level of exposure taken is based on the market environment and will vary from period to period based on rate and other economic expectations. See page 38 for a discussion of the impact of derivatives on earnings at risk.

Trading Portfolios

The price risk of the trading portfolios is measured using the potential loss amount method, which estimates the sensitivity of the value of the trading positions to changes in the various market factors, such as interest and foreign exchange rates, over the period necessary to close the position (generally one day). The method considers the probability of movements of these market factors (as derived from a two-standard-deviation movement), adjusted for correlation among them. The trading portfolios are subject to a well-defined series of potential loss amount exposure limits, which are approved by the Finance Committee on an annual basis. The daily price risk process monitors exposures against limits and triggers specific management actions to ensure that the potential impact on earnings, due to the many dimensions of price risk, is controlled within acceptable limits.

    The Finance Committee reviews potential loss amount exposures on a monthly basis. During 1994, the potential loss amount in the trading portfolios based on monthly averages of daily exposures ranged from approximately $45 million to $85 million in the aggregate for Citicorp's major trading centers, decreasing each quarter, compared with a range in 1993 of approximately $40 million to $80 million. Quarterly trading and foreign exchange revenues ranged from $71 million to $287 million during 1994. The reduced appetite for risk during the year resulted from the desire to lower the earnings volatility while recognizing the uncertainty of the markets during 1994. The level of exposure taken is a function of the market environment and expectations of future price and market movements, and will vary from period to period.

DERIVATIVE AND FOREIGN EXCHANGE ACTIVITIES

Derivative and foreign exchange products have become important risk management tools for Citicorp and its customers. These contracts typically take the form of futures, forward, swap, and option contracts, and derive their value from underlying interest rates, foreign exchange, commodity, or equity instruments. They are subject to the same types of liquidity, price, credit, and operational risks as other financial instruments, and Citicorp manages these risks in a consistent manner.

    As a dealer, Citicorp offers derivative and foreign exchange instruments to customers separately or with other products to help them manage their risk profile, and also trades for Citicorp's own account. In addition, Citicorp employs derivative and foreign exchange contracts among other instruments as an end-user in connection with its risk management activities. Monitoring procedures include objective measurement systems, well-defined market and credit risk limits at appropriate control levels, and timely reports to line and senior management according to prescribed policies.

    Notional principal amounts are frequently used as indicators of derivative and foreign exchange activity, serving as a point of reference for calculating payments. Notional principal amounts do not reflect balances subject to credit or market risk, nor do they reflect the extent to which positions offset one another. As a result, they do not represent the much smaller amounts that are actually subject to risk in these transactions. Balance sheet credit exposure arises from unrealized gains, representing the amount of loss that Citicorp would suffer if every counterparty to which Citicorp was exposed were to default at once (i.e., the cost of replacing these contracts), and does not represent actual or expected loss amounts. The following table presents the aggregate notional principal amounts of Citicorp's outstanding derivative and foreign exchange contracts at December 31, 1994 and 1993, along with the related balance sheet credit exposure. The table includes all contracts with third parties, including both dealer and end-user positions.

Derivative and Foreign Exchange Contracts

                                             Notional     Balance Sheet
                                             Principal    Credit Exposure/(1)/
In Billions of Dollars at Year-End   1994         1993    1994       1993
- -------------------------------------------------------------------------
Interest Rate Products
  Futures Contracts              $  175.2       $195.6    $  --     $  --
  Forward Contracts                 561.3        227.1      0.6       0.2
  Swap Agreements                   367.5        244.3      6.0       6.8
  Purchased Options                 110.2        103.9      1.7       1.5
  Written Options                   105.7         87.5       --        --
Foreign Exchange Products
  Futures Contracts                   0.1          0.1       --        --
  Forward Contracts               1,153.0        976.4     14.9      11.4
  Cross-Currency Swap
    Agreements                       33.8         31.7      2.2       1.7
  Purchased Options                  63.6         44.0      1.3       1.1
  Written Options                    66.2         43.7       --        --
Commodity and Equity
  Products                       $   28.0       $ 20.7      0.8       0.8
                                                          -----     -----
                                                           27.5      23.5
Effects of Master Netting
  Agreements/(1)/                                          (7.0)     (4.8)
                                                          -----     -----
                                                          $20.5     $18.7
- -------------------------------------------------------------------------

(1) There is no balance sheet credit exposure for futures contracts because they settle daily in cash, and none for written options because they represent obligations (rather than assets) of Citicorp.
(2) Master netting agreements mitigate credit risk by permitting the offset of amounts due from and to individual counterparties in the event of counterparty default.

    The change in notional amounts of interest rate products during 1994 was primarily attributable to higher activity and customer demand in response to rising interest rates in the European and U.S. markets. The change in notional amounts of foreign exchange products reflects higher activity and translation effects as certain major currencies strengthened against the U.S. dollar. The changes during the year in balance sheet credit exposure, primarily relating to foreign exchange products, reflect the fluctuations in exchange rates and the volume of outstanding contracts, particularly those involving German Marks and Japanese Yen.

Credit Management

Citicorp manages its credit exposure on derivative and foreign exchange instruments as part of the overall extension of credit to individual customer relationships, subject to the same credit approvals, limits and monitoring procedures it uses for other activities, using the Credit Transaction approach discussed on page 34.

    The extension of credit in a derivative or foreign exchange contract is equal to the loss that could result if the counterparty were to default. In managing the aggregate credit extension to an individual customer relationship, Citicorp measures the amount at risk on a derivative or foreign exchange instrument as the sum of two factors: the current replacement cost of the instrument, and the potential increase in the replacement cost over the remaining life of the instrument should market rates change.

    The current replacement cost of a derivative or foreign exchange contract is equal to the amount, if any, of Citicorp's unrealized gain on the contract. In the aggregate for all contracts, this represents the balance sheet exposure of $20.5 billion at December 31, 1994 shown in the table above.

    The potential increase in replacement cost of a contract is estimated based on a statistical simulation of values that would result from changing market rates using historical volatilities calculated generally based on five years of market data and correlations of market rates. For some larger counterparties, exposure is estimated using a newly-developed portfolio methodology that takes into account all instruments transacted with a single counterparty, whereas the potential increase in replacement cost is estimated for other counterparties by a method that considers each instrument independently and does not reflect portfolio effects. In the aggregate for all contracts, the estimate of the potential increase in replacement cost ranged from approximately $60 billion to $70 billion in 1994. As discussed further below, approximately 96% of total exposure was to investment grade counterparties, 91% was under three years' tenor, and virtually none was nonperforming at year-end 1994.

    The foregoing total credit exposure amounts are used by Citicorp in the management of its overall credit relationships with individual customers and do not represent expected loss amounts. The amounts are simple aggregates across the entire portfolio and assume, among other things, a two standard deviation movement of rates on every contract. Additionally, the amounts do not fully reflect portfolio effects and the effect of risk reduction agreements such as netting and margining entered into with counterparties and are subject to change as a result of changes in interest rates, exchange rates, and other relevant factors.

    The following table presents total credit exposure, by remaining tenor, for investment grade and non-investment grade counterparties, including both the current and the potential increase in replacement cost as described above. As shown in the table, most of the exposure is short-dated and with investment grade counterparties. Overall, approximately 96% of the total exposure is with investment grade counterparties, and only 1% represents exposure over one year with non-investment grade counterparties.

Maturity Profile of Interest Rate and
Foreign Exchange Contracts

Percentage at December 31, 1994
- ------------------------------------------------------------------
Tenor of Exposure in Months              Percent of Total Exposure
- ---------------------------       --------------------------------
                                      Investment    Non-Investment
  Greater                                  Grade             Grade
     Than       Up To             Counterparties    Counterparties
- ------------------------------------------------------------------
        0           6                        51%                 2%
        6          12                        24                  1
       12          36                        12                  1
       36                                     9                 --
                                   ------------       ------------
    Total                                    96%                 4%
- ------------------------------------------------------------------

    Because the total credit exposure is included within the aggregate customer exposure amounts, the credit risk related to derivative and foreign exchange contracts is considered in assessing the overall adequacy of the allowance for credit losses. Gross credit related losses on derivative contracts were $2 million in 1994, $20 million in 1993 and $94 million in 1992, with the 1992 amount principally reflecting losses related to the North America Commercial Real Estate portfolio. There were no significant amounts of nonperforming contracts at December 31, 1994.

    The calculation of risk-adjusted assets for purposes of the regulatory risk-based capital ratios includes risk-weighted credit-equivalent amounts for derivative and foreign exchange contracts. These amounts at December 31, 1994, net of bilateral netting arrangements, as applicable, totaled $2.9 billion for interest rate contracts and $7.6 billion for foreign exchange, commodity, and equity contracts. The risk-weighted credit-equivalent amounts were $3.1 billion and $6.8 billion, respectively, at December 31, 1993.

Dealer Activities

Derivative and foreign exchange transactions are an integral part of Citicorp's dealer and trading activities. Citicorp's dealer activities in derivatives and foreign exchange instruments are organized into geographic businesses and a customer-focused Global derivatives business, which also trade for Citicorp's own account. In servicing its customer relationships, all transactions are evaluated for appropriateness.

    A comprehensive risk management process, as discussed on pages 33 through 36, monitors Citicorp's overall exposure to market risk in its trading portfolios. The exposures created by derivative instruments are measured and limited within this process, and are subject to the potential loss amount limits described above.

    These limits are determined in part based on historical and forecasted volatility of each traded instrument.

    Citicorp's dealer activities are managed on a market value basis, which recognizes in earnings the gains or losses resulting from changes in market rates. For other than short-term derivative and foreign exchange contracts, Citicorp defers, at the inception of each contract, an appropriate portion of the initial market value attributable to ongoing costs such as servicing and operational activities. This amount is amortized into trading account or foreign exchange revenue over the life of the contract. The balance of unamortized revenue was $267 million and $222 million at December 31, 1994 and 1993, respectively. Information regarding derivative and foreign exchange trading revenue can be found on page 43.

End-User Activities

Citicorp uses derivatives and other instruments, primarily interest rate products, as part of its own balance sheet management. Derivatives are used to manage interest rate risk relating to specific groups of assets and liabilities, including commercial and consumer loans, deposit liabilities, long-term debt, and other interest-sensitive assets and liabilities. In addition, foreign exchange contracts are used to hedge net capital exposures and foreign exchange transactions. Through the effective use of derivatives, Citicorp has been able to modify the volatility of its revenue from asset and liability positions. The following table illustrates the effect of derivatives on Citicorp's U.S. dollar earnings at risk for the next 12 months.

Twelve Month U.S. Dollar Earnings At Risk

                                                  Assuming A Rate Move of
                                              ---------------------------
                                              Two Standard   Two Standard
                                                 Deviation      Deviation
In Millions of Dollars at December 31, 1994       Increase       Decrease
- -------------------------------------------------------------------------
Excluding Derivatives                                 $107          $(138)
Including Derivatives                                   10             (9)
- -------------------------------------------------------------------------

    As indicated above, the U.S. dollar earnings at risk for the following 12 months to a two standard deviation increase in rates was reduced from $107 million to $10 million through risk modification using derivatives. Similarly, for a two standard deviation reduction in rates, the earnings at risk amount was reduced from $138 million to $9 million.

    Interest rate swaps and other derivatives that are designated and effective as hedges, as well as contracts that are designated and effective in modifying the interest rate characteristics of specified assets or liabilities, are accounted for in a manner consistent with the related assets or liabilities. Revenues and expenses related to these agreements are generally recognized over the lives of the agreements on an accrual basis. Realized gains and losses, including those related to terminated contracts, are deferred and amortized consistent with the risk management strategy.

    The majority of derivative positions used in Citicorp's asset and liability management activities are established via intercompany transactions with independently managed Citicorp dealer units, with the dealer acting as a "conduit" to the marketplace. The notional principal amounts of Citicorp's end-user positions as of December 31, 1994 and 1993 are reported in the table below.

    The increase in notional amounts of end-user interest rate futures and swaps during 1994 reflects a higher utilization of these contracts in response to rising U.S. interest rates. The increase in notional amounts of end-user foreign exchange futures and forwards during 1994 reflected both higher utilization of contracts in response to volatility of exchange rates, and translation effects on the reported notional amounts. In order to achieve targeted levels of earnings at risk, Citicorp's utilization of these instruments is modified from time to time in response to changing market conditions as well as changes in the characteristics and mix of the related assets and liabilities. In this connection, during 1994 interest rate swaps and options with a notional principal amount of $22 billion were closed out, primarily in the fourth quarter. The related net deferred loss of approximately $115 million will be amortized into earnings over the remaining life of the original contracts (approximately 42% in 1995, 34% in 1996, and 24% in subsequent years), consistent with the risk management strategy. Unamortized net deferred losses from prior year close-outs were approximately $80 million at December 31, 1994, which will be amortized approximately 47% in 1995, 26% in 1996, and 27% in subsequent years.

    Additional information regarding the outstanding notional amounts and weighted average rates of interest rate swaps and caps at December 31, 1994 is provided in the table on the following page, with three month LIBOR forward rates included for reference. The table is intended to provide an overview of these components of the end-user portfolio, but should be viewed only in the context of Citicorp's related assets and liabilities. Additionally, information regarding the fair value of financial instruments is located on page 60 in Note 1 to the consolidated financial statements.

End-User Interest Rate and Foreign Exchange Contracts

                                Notional Principal Amounts(1)                                    Percentage of 1994 Amount Maturing
                                --------------------------     --------------------------------------------------------------------
                                                                 Within     One to       Two to    Three to     Four to       After
Dollars In Billions at Year-End          1994         1993     One Year  Two Years  Three Years  Four Years  Five Years  Five Years
- -----------------------------------------------------------------------------------------------------------------------------------

Interest Rate Products
  Futures Contracts                     $77.4        $12.5         74%        20%           5%          1%           --          --
  Forward Contracts                       3.7          7.9         88%        12%           --          --           --          --
  Swap Agreements                        68.5         60.1         25%        22%          14%         14%          12%         13%
  Option Contracts                       32.5         34.0         35%        13%          24%         17%           5%          6%
Foreign Exchange Products
  Futures and Forward Contracts          30.7         15.1         99%         --           --          1%           --          --
  Cross-Currency Swap Agreements          2.8          1.9         41%        18%           2%          8%          12%         19%
- -----------------------------------------------------------------------------------------------------------------------------------

(1) Includes third-party and intercompany contracts.

End-User Interest Rate Swaps and Caps as of December 31, 1994

                                   Remaining Contracts Outstanding at December 31,
                                   ----------------------------------------------
Dollars In Billions                  1994    1995    1996    1997    1998    1999
- ---------------------------------------------------------------------------------
Receive Fixed Swaps
  Notional Amounts                  $47.7   $39.4   $29.4   $22.5   $13.8    $6.7
  Weighted-Average Fixed Rate         6.2%    6.3%    6.5%    6.7%    7.2%    7.1%
Purchased Interest Rate Caps(1)
  Notional Amounts                  $23.7   $14.6   $11.1    $7.1    $2.6    $1.2
  Weighted-Average Cap Rate           6.4%    7.0%    7.1%    7.1%    7.3%    8.2%
Pay Fixed Swaps
  Notional Amounts                   $13.6   $7.0    $5.1    $3.8    $3.0    $2.4
  Weighted-Average Fixed Rate          6.8%   7.2%    7.4%    7.5%    7.6%    7.5%
Basis Swaps
  Notional Amounts                    $7.2   $5.0    $1.8    $0.4    $0.4      --
- ---------------------------------------------------------------------------------
Three-Month Forward LIBOR Rates(2)     6.5%   8.5%    8.3%    8.2%    8.1%    8.2%
- ---------------------------------------------------------------------------------

(1) The purchased interest rate caps effectively reduce the risk of the receive fixed interest rate swaps to rising interest rates by limiting the amount that is payable under the floating rate legs of such swaps.
(2) The floating rate for a substantial majority of the end-user interest rates swaps and caps is three-month LIBOR. The three-month LIBOR rates shown above reflect the implied forward yield curve for that index as of December 31, 1994.

    Various proposals have been made in Congress to enact legislation which would limit or regulate derivatives activities. While Citicorp generally believes that legislation in this area is unnecessary, it cannot predict what, if any, action will be taken by Congress and what impact any such action may have on Citicorp's derivatives business. In addition, the FASB is developing possible new accounting standards regarding derivatives and hedge accounting which could significantly affect the accounting treatment of derivative and foreign exchange contracts by Citicorp and its customers. Such initiatives could affect the nature and extent of these activities.

CAPITAL ANALYSIS

Citicorp is subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System ("FRB"). These guidelines are used to evaluate capital adequacy based primarily on the perceived credit risk associated with balance sheet assets, as well as certain off-balance sheet exposures such as unused loan commitments, letters of credit, and derivative and foreign exchange contracts. The risk-based capital guidelines are supplemented by a leverage ratio requirement.

    Citicorp strengthened its capital position significantly in 1994 with total capital (Tier 1 and Tier 2) at year-end of $26.1 billion, up $3.0 billion from year-end 1993. The Tier 1 capital ratio of 7.80% was up from 6.62% at year-end 1993 while the total capital ratio of 12.04% was up from 11.45% a year ago.

    Common stockholders' equity increased $3.5 billion during the year to $13.6 billion, primarily reflecting net income of $3.4 billion, issuance of stock under various staff benefit plans of $0.3 billion, and net unrealized gains on securities available for sale of $0.3 billion, partially offset by cash dividends declared on common and preferred stock of $0.5 billion. Tier 1 capital at year end was $16.9 billion, up $3.5 billion from year-end 1993. The increase in Tier 1 capital during the year reflects the above items (excluding net unrealized gains on securities available for sale in accordance with regulatory risk-based capital guidelines) as well as the issuance of $0.4 billion of perpetual preferred stock, partially offset by the redemption of $0.1 billion of Price Adjusted Rate Preferred Stock Fourth Series.

    Perpetual preferred stock of $4.2 billion in Tier 1 capital at December 31, 1994 includes $1.1 billion of Conversion Preferred Stock, Series 15. The depositary shares of Citicorp's Conversion Preferred Stock, Series 15, will automatically convert into shares of Citicorp common stock on a share-for-share basis on November 30, 1995 unless the depositary shares have been redeemed or otherwise retired. Citicorp has the right at any time prior to that date to redeem the depositary shares, in whole or in part, in exchange for shares of common stock having a market value of approximately $21.36 per depositary share on December 31, 1994, declining by approximately $.003 per day to approximately $20.48 on September 30, 1995, and equal to $20.28 per depositary share on or after October 1, 1995. Citicorp may retire some or all of the depositary shares before November 1995, by means of redemptions or open market or privately negotiated transactions. In addition, Citicorp may utilize options or other financial instruments in connection with the conversion or retirement of the depositary shares. The timing and terms of any such transactions will depend on market conditions, Citicorp's liquidity and capital position and other considerations; there can be no assurance that any depositary shares will be retired before November 1995.

Citicorp Ratios

                                   Minimum
Percentage At Year-End            Required     1994    1993
- -----------------------------------------------------------
Common Stockholders' Equity(1)                 5.42%   4.65%
Tier 1 Capital                         4.00%   7.80    6.62
Tier 1 and Tier 2 Capital              8.00%  12.04   11.45
Leverage(1)                            3.00%+  6.67    6.15
- -----------------------------------------------------------

(1) The increase in total assets resulting from the implementation of FASB Interpretation No. 39 in 1994 had the effect of reducing the common stockholders' equity and leverage ratios at December 31, 1994 by 30 basis points and 43 basis points, respectively.

    The leverage ratio requirement establishes a minimum ratio of 3.0% for the highest rated banking organizations. Other banking organizations are expected to have ratios of at least 4.0% to 5.0% depending on their particular growth plans and condition (including diversification of risk, asset quality, earnings, and liquidity). The ratio is defined as Tier 1 capital divided by adjusted average assets, less certain deductions, including goodwill. Citicorp has not been advised by the FRB of a specific minimum leverage ratio applicable to it.

Components of Capital Under Regulatory Guidelines

In Millions of Dollars at Year-End                        1994            1993
- ------------------------------------------------------------------------------
Tier 1 Capital
Common Stockholders' Equity                           $ 13,582        $ 10,066
Perpetual Preferred Stock                                4,187           3,887
Minority Interest                                           55              59
Less: Net Unrealized Gains--
    Securities Available for Sale(1)                      (278)             --
  Intangible Assets(2)                                    (344)           (387)
  50% Investment in Certain Subsidiaries(3)               (283)           (237)
                                                      --------        --------
Total Tier 1 Capital                                  $ 16,919        $ 13,388
- --------------------------------------------------------------------------------
Tier 2 Capital
Allowance for Credit Losses(4)                        $  2,741        $  2,551
Limited Life Preferred Stock                                 6              16
Qualifying Debt(5)                                       6,736           7,434
Less: 50% Investment in Certain Subsidiaries(3)           (283)           (237)
                                                      --------        --------
Total Tier 2 Capital                                     9,200           9,764
                                                      --------        --------
Total Capital (Tier 1 and Tier 2)                     $ 26,119        $ 23,152
- --------------------------------------------------------------------------------
Net Risk-Adjusted Assets(6)                           $216,856        $202,273
- --------------------------------------------------------------------------------

(1) Tier 1 capital excludes net unrealized gains on securities available for sale in accordance with regulatory risk-based capital guidelines.
(2) Includes goodwill and certain other identifiable intangible assets.
(3) Primarily Citicorp Securities, Inc.
(4) Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.
(5) Includes qualifying senior and subordinated debt, in an amount not exceeding 50% of Tier 1 capital, plus subordinated capital notes, subject to certain limitations.
(6) Net risk-adjusted assets include the effect of certain off-balance sheet activities and commitments such as foreign exchange and derivative products and letters of credit and also reflect deductions for intangible assets and any excess allowance for credit losses.

    Citicorp's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are generally similar to the FRB guidelines described above.

Citibank, N.A. Ratios

                                     Minimum
Percentage At Year-End              Required       1994       1993
- ------------------------------------------------------------------
Common Stockholder's Equity(1)                     6.91%      6.59%
Tier 1 Capital                         4.00%       7.83       6.93
Tier 1 and Tier 2 Capital              8.00%      12.44      11.13
Leverage(1)                            3.00%+      6.09       6.06
- ------------------------------------------------------------------

(1) The increase in total assets resulting from the implementation of FASB Interpretation No. 39 in 1994 had the effect of reducing the common stockholder's equity and leverage ratios at December 31, 1994 by 47 basis points and 46 basis points, respectively.

    Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), federal bank regulatory agencies have defined five capital tiers for depository institutions for purposes of implementing certain regulations. Under these definitions, a "well capitalized" depository institution must have a Tier 1 ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a directive, order or written agreement to meet and maintain specific capital levels. As of December 31, 1994, all of Citicorp's subsidiary depository institutions were "well capitalized."

    The FRB and the Office of the Comptroller of the Currency ("OCC") have revised their capital adequacy guidelines to establish a limitation on the amount of deferred tax assets that may be included in Tier 1 capital for risk-based and leverage capital purposes. Under the final rules, the capital recognition of deferred tax assets whose realization is dependent on future taxable income is limited to the lesser of (a) an amount that is expected to be realized within one year based on a projection of future taxable income (exclusive of tax carryforwards and reversals of existing temporary differences) for that year, or (b) 10% of Tier 1 capital before certain adjustments. The final rules are effective April 1, 1995. Citicorp's deferred tax assets meet the criteria for capital recognition set by the FRB and OCC and Citicorp has, therefore, included such deferred tax assets in the calculation of its capital ratios and (except for $400 million at December 31, 1994 for Citibank, N.A.) the capital ratios of its subsidiaries.

    In April 1993, The Basle Committee on Banking Supervision, with the agreement of the central bank governors of the Group of Ten Countries, including the FRB, issued a three-part package of consultative papers which deal with the supervisory treatment of netting arrangements, market risk and interest rate risk in evaluating the capital adequacy of banking organizations. In December 1994, the U.S. bank regulatory agencies issued an amendment to their risk-based capital guidelines to recognize the risk-reducing benefits of netting arrangements. The U.S. bank regulatory agencies have proposed modifications to their risk-based capital guidelines for market and interest rate risk. In addition, from time to time, the FRB and the Federal Financial Institutions Examination Council propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. In December 1993, the FRB distributed a memorandum with respect to a proposal to issue a notice of proposed rulemaking and an advanced notice of proposed rulemaking relating to sales of assets, including the capital treatment of recourse arrangements and direct credit substitutes. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets.

SUMMARY OF FINANCIAL RESULTS

SELECTED FINANCIAL INFORMATION                                                                            Citicorp and Subsidiaries

In Millions of Dollars Except Per Share Amounts                                    1994       1993       1992       1991       1990
- ------------------------------------------------------------------------------------------------------------------------------------

Net Interest Revenue                                                           $  8,911   $  7,690   $  7,456  $   7,265   $  7,185
Fees, Commissions, and Other Revenue                                              7,837      8,385      8,165      7,485      7,402
                                                                               --------   --------   --------  ---------   --------
Total Revenue                                                                    16,748     16,075     15,621     14,750     14,587
Provision for Credit Losses                                                       1,881      2,600      4,146      3,890      2,662
Operating Expense                                                                10,256     10,615     10,057     11,097     11,099
                                                                               --------   --------   --------  ---------   --------
Income (Loss) Before Taxes
  and Cumulative Effects of Accounting Changes                                    4,611      2,860      1,418       (237)       826
Income Taxes                                                                      1,189        941        696        677        508
                                                                               --------   --------   --------  ---------   --------
Income (Loss) Before Cumulative Effects of Accounting Changes                     3,422      1,919        722       (914)       318
Cumulative Effects of Accounting Changes/(1)/                                       (56)       300         --        457        140
                                                                               --------   --------   --------  ---------   --------
Net Income (Loss)                                                              $  3,366   $  2,219   $    722  $    (457)  $    458
- -----------------------------------------------------------------------------------------------------------------------------------
Per Share
Earnings (Loss)/(2)/
  On Common and Common Equivalent Shares
    Before Accounting Changes                                                  $   7.15   $   3.82   $   1.35  $  (3.22)   $   0.57
    After Accounting Changes/(1)/                                                  7.03       4.50       1.35     (1.89)       0.99
  Assuming Full Dilution
     Before Accounting Changes                                                 $   6.40   $   3.53   $   1.35  $  (3.22)   $   0.57
     After Accounting Changes/(1)/                                                 6.29       4.11       1.35     (1.89)       0.99
Dividends Declared Per Common Share/(3)/                                       $   0.45   $     --   $     --  $   0.75    $   1.74
- -----------------------------------------------------------------------------------------------------------------------------------
Total Assets/(4)/                                                              $250,489   $216,574   $213,701  $216,922    $216,986
Debt/(5)/                                                                        17,894     18,160     20,172    23,382      23,226
- -----------------------------------------------------------------------------------------------------------------------------------

(1) Refers to adoption of SFAS No. 112 in 1994; adoption of SFAS No. 109, in 1993; accounting change for venture capital subsidiaries in 1991; and accounting change for certain derivative products in 1990. In addition to the cumulative effect adjustment, the venture capital accounting change had the effect of reducing the 1991 net loss by $125 million ($0.37 per share). Net income for 1990 computed on a pro forma basis assuming retroactive application of the accounting change for venture capital, would have been $332 million. The related pro forma earnings per share amount for 1990 would have been $0.63.
(2) On net income (loss) after deducting preferred stock dividends, except where conversion is assumed.
(3) Citicorp suspended the dividend on its common shares on October 15, 1991, and resumed paying common dividends on April 18, 1994.
(4) 1994 amount reflects the effect of adopting FASB Interpretation No. 39.
(5) Includes long-term debt, and subordinated capital notes.

STATEMENT OF INCOME ANALYSIS

NET INTEREST REVENUE (TAXABLE EQUIVALENT BASIS)/(1)(2)/

[See Appendix I, Item 60]

    Net interest revenue increased 16% in 1994 compared with 1993, reflecting higher net rate spreads as well as an increase in interest-earning assets. The increases in net interest revenue and the related net rate spreads since 1992 reflected improvements in the U.S. as well as outside the U.S. and includes funding benefits associated with higher equity levels.

    Net interest revenue and interest rate spreads for all periods presented were reduced by the effect of credit card securitization. Adjusted for the effect of credit card securitization, net interest revenue in 1994 was up 10% from the prior year. The related adjusted net rate spread was 4.64% in 1994 compared with 4.50% in 1993 and 4.32% in 1992.

    The improvement in the adjusted net rate spread in the U.S. in 1994 primarily reflected a lower cost to carry cash-basis loans and OREO. The increase in 1993 in the U.S. adjusted net rate spread principally reflected the effective management of the exposure to interest rate movements in a generally declining interest rate environment.

    The increase since 1992 in net interest revenue and the related net rate spread outside the U.S. reflected higher volumes and favorable spreads in both the Global Consumer and Global Finance businesses in the Emerging Economies. Additionally, the 1994 net interest revenue and related spread reflected a favorable rate environment in Brazil during the third quarter and the release of a $37 million reserve related to a gross receipts tax on revenue in Brazil.

    The increase in average interest-earning assets of $14.7 billion in 1994 was mainly attributable to higher levels of consumer loans outside the U.S. as well as to increased federal funds sold and resale agreements and trading account assets. These increases were partially offset by lower levels of commercial loans. The decline in average interest-earning assets in the U.S. in 1993 was mainly attributable to lower levels of consumer loans, which reflected a high level of mortgage prepayments during the year.

NET RATE SPREAD (TAXABLE EQUIVALENT BASIS)/(1)(2)/

[See Appendix I, Item 61]


                                              1994      1993      1992
- ----------------------------------------------------------------------
Net Interest Revenue:
In Millions of Dollars
  U.S.                                    $  3,896  $  3,396  $  3,573
  Outside the U.S.                           5,041     4,309     3,902
                                          --------  --------  --------
  Total                                   $  8,937  $  7,705  $  7,475
- ----------------------------------------------------------------------
Average Interest-Earning Assets:
In Billions of Dollars
  U.S.                                    $  101.8  $   98.3  $  106.2
  Outside the U.S.                           111.5     100.3      92.8
                                          --------  --------  --------
  Total                                   $  213.3  $  198.6  $  199.0
- ----------------------------------------------------------------------
Net Rate Spread (%):
  U.S.                                        3.83      3.46      3.37
  Outside the U.S.                            4.52      4.29      4.20
  Total                                       4.19      3.88      3.76
- ----------------------------------------------------------------------
Adjusted for the Effect of Credit Card Securitization:
Net Interest Revenue:
In Millions of Dollars
  U.S.                                    $  5,945  $  5,715  $  5,650
  Total                                     10,986    10,024     9,552
- ----------------------------------------------------------------------
Average Interest-Earning Assets:
In Billions of Dollars
  U.S.                                    $  125.2  $  122.7  $  128.4
  Total                                      236.7     223.0     221.2
- ----------------------------------------------------------------------
Net Rate Spread (%):
  U.S.                                        4.75      4.66      4.40
  Total                                       4.64      4.50      4.32
- ----------------------------------------------------------------------

(1) Includes appropriate allocations for capital and funding costs based on the location of the asset.
(2) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35% for 1994 and 1993 and 34% for 1992.

FEES, COMMISSIONS, AND OTHER REVENUE
Fee and Commission Revenue

In Billions of Dollars                   1994    1993    1992
- -------------------------------------------------------------
Global Consumer                          $3.3    $3.1    $3.3
Global Finance                            1.8     1.7     1.5
Other                                     0.1     0.3     0.3
                                         ----    ----    ----
Total                                    $5.2    $5.1    $5.1
- -------------------------------------------------------------

    Fee and commission revenue in 1994 reflected strong and continued growth across products and regions in both the Global Consumer and Global Finance businesses in the Emerging Economies, higher fee revenue from private banking activities, and increases in fees from the transaction services business, specifically trust, agency, and custodial fees. Overall fee revenue, however, was only marginally higher in 1994 compared with 1993 reflecting the absence of fees related to Quotron (which was sold in the first quarter of 1994) and lower corporate finance fees in the Global Finance businesses in North America and Europe. Fee and commission revenue in 1993 was essentially unchanged from 1992 levels as increases in the Emerging Economies were offset by a reduction in fee revenue related to the U.S. credit card business.

Revenue from Trading-Related Activities

Trading-related revenue is reported in "Trading Account" and "Foreign
Exchange" on the income statement, but also includes other amounts, principally reflected in net interest revenue. The table below provides an analysis of trading-related revenue by income statement line and by trading activity. Trading activities are primarily conducted in the Global Finance businesses, but include approximately $0.2 billion in each of the years 1994, 1993, and 1992 conducted by the Global Consumer businesses.
Trading-Related Revenue

In Billions of Dollars          1994   1993/(1)/   1992/(1)/
- -------------------------------------------------------
By Income Statement Line:
Trading Account                 $0.2   $0.9        $0.3
Foreign Exchange                 0.6    1.0         1.0
Other/(2)/                       0.6    0.5         0.6
                                ----   ----        ----
Total                           $1.4   $2.4        $1.9
- -------------------------------------------------------
By Trading Activity:
Foreign Exchange/(3)/           $0.7   $0.9        $1.0
Derivative/(4)/                  0.4    0.8         0.4
Fixed Income/(5)/                 --    0.5         0.2
Other                            0.3    0.2         0.3
                                ----   ----        ----
Total                           $1.4   $2.4        $1.9
- -------------------------------------------------------

(1) Restated to conform to the 1994 presentation, which reflects a revised definition of trading-related activities that conforms to industry practice and disclosure guidance recently issued by the FASB. The restatement did not affect the trends in trading-related revenue.
(2) Primarily net interest revenue.
(3) Includes foreign exchange spot, forward and option contracts.
(4) Primarily interest rate and currency swaps, options, financial futures, equity, and commodity contracts.
(5) Principally debt instruments including government and corporate debt as well as mortgage-backed securities.


    Revenue from trading-related activities, which benefited in both 1993 and 1992 from favorable market conditions, declined in 1994 as interest rates increased and market conditions were challenging, particularly in derivatives and fixed income activities. While trading-related revenue reflected continued customer demand for risk-management products, including derivatives, trading activities related to Citicorp's own account, particularly in the first half of 1994, were adversely affected.

Trading Account

In 1994, trading account revenue, which included activities in the debt, derivatives, and other securities markets, declined from the record 1993 level, reflecting difficult market conditions. The decline was broadly based across all products, but was concentrated in fixed income and derivative products in Europe and, to a lesser extent, Latin America in the first half of the year. Trading account revenue increased $0.6 billion in 1993 compared with 1992. The increase was well diversified across products and geographic locations with especially strong results in Europe, North America, and Latin America, reflecting favorable market conditions and strong customer demand for risk management products.

Foreign Exchange

The reduction in foreign exchange revenue compared with 1993 was concentrated in North America and Europe. Foreign exchange revenue in 1993 was essentially unchanged from 1992, and reflected strong performances in Europe and North America resulting from increased customer-driven business in the volatile European currencies during 1993.

Securities Transactions

In 1994, net gains from the sale of securities were $200 million, compared with $94 million in 1993 and $12 million in 1992. Included in the 1994 amount is a gain of $71 million realized on the sale of Brazilian interest bonds received in a previous refinancing (included in Corporate Items revenue as a capital-building transaction).

    The net gains for 1994 reflected gross realized gains of $259 million and gross realized losses of $59 million, from transactions in the available-for-sale portfolio.

    Effective January 1, 1994, Citicorp adopted SFAS No. 115. See Note 1 to the consolidated financial statements for further details.

Other Revenue

In Millions of Dollars                          1994      1993(1)        1992(1)
- -----------------------------------------------------------------------------
Securitized Credit Card Receivables           $  955    $1,083         $  603
Venture Capital                                  365       143            192
Affiliate Earnings                               208       211            164
Mortgage Pass-Through Securitization Activity    (59)     (135)          (122)
Foreign Currency Translation Losses               (8)      (50)           (11)
Net Asset Gains and Other Items                  290        48            912
                                              ------    ------         ------
Total                                         $1,751    $1,300         $1,738
- -----------------------------------------------------------------------------

(1) Reclassified to conform to the 1994 presentation.

    The decline in revenue from securitized credit card receivables in 1994 resulted from lower net interest spreads following a repricing of the portfolio during 1993 to a variable rate pricing structure and lower securitized volumes, partially offset by reduced net credit losses. The increased revenue from securitized credit card receivables in 1993 compared with 1992 principally reflected higher volumes of average sold receivables, lower net credit losses, and higher transaction interchange revenue. The effect of credit card receivables securitization is discussed in more detail on page 46.

    Venture capital gains in 1994 included a pretax gain of $180 million related to a tender offer for Reliance Electric Co. in which Citicorp has a venture capital holding. Investments of venture capital subsidiaries are carried at fair value and earnings volatility can occur in the future, based on general market conditions as well as events and trends affecting specific venture capital investments.

    Affiliate earnings of $208 million in 1994 included increased earnings from Middle East and Latin American affiliates. The increase in affiliate earnings in 1993 compared with 1992 primarily related to gains on the sale of Argentine Past Due Interest bonds held by a Latin American affiliate.

    Net losses from mortgage pass-through securities activity were reduced in 1994, reflecting lower costs related to recourse exposure and lower net adjustments required to reflect accelerated prepayments of securitized mortgages. Net losses in 1993 increased slightly compared with 1992 as improvements from lower recourse related costs and a lower net impairment adjustment were offset by reduced gains and related excess servicing fee revenues on the sale of mortgage pass-through securities.

    Net asset gains in 1994 included amounts related to the recognition of the fair value of interest bonds received pursuant to refinancing agreements completed with certain countries, principally Brazil. These amounts were partially offset by writedowns related to an Argentine equity investment. In 1993, net asset gains and other items reflected business writedowns of $179 million, principally related to Quotron. Excluding these writedowns, net asset gains in 1993 principally reflected the sale of Brazilian Past Due Interest bonds and an affiliate in Asia. Net asset gains in 1992 included the sale of the remaining interest in AMBAC, Inc., a 20% interest in The Student Loan Corporation, and Latin American equity holdings.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The reduction in the provision for credit losses in 1994 principally reflected lower net write-offs across each of the businesses. The provision for credit losses declined in 1993 compared with 1992 primarily as a result of lower net write-offs reflecting improving, but uneven economic conditions in the U.S. and weak economic conditions in Europe, coupled with lower net write-offs in the North America Commercial Real Estate portfolio.

Net Write-Offs and Provision for Credit Losses

In Millions of Dollars                        1994       1993       1992
- ------------------------------------------------------------------------
Net Write-Offs (Recoveries)
Global Consumer                             $1,353     $1,410     $1,919

Global Finance                                 (50)       157        545
North America Commercial Real Estate           244        431      1,146
                                            ------     ------     ------
  Total Non-Refinancing Commercial             194        588      1,691

Cross-Border Refinancing Portfolio            (403)        61        (34)
                                            ------     ------     ------
Total                                       $1,144     $2,059     $3,576
- ------------------------------------------------------------------------
Provision for Credit Losses
Global Consumer                             $1,553     $1,686     $2,134

Global Finance                                  --        305        644
North America Commercial Real Estate           394        610      1,622
                                            ------     ------     ------
  Total Non-Refinancing Commercial             394        915      2,266

Cross-Border Refinancing Portfolio             (66)        (1)      (254)
                                            ------     ------     ------
Total                                       $1,881     $2,600     $4,146
- -------------------------------------------------------------------------

    The consumer provision for credit losses included a provision in excess of net write-offs of $200 million in 1994 compared with $276 million in 1993 and $215 million in 1992. See pages 26 through 27 for a further discussion of consumer net credit losses.

    The commercial provision for credit losses, excluding the cross-border refinancing portfolio, included a provision in excess of net write-offs of $200 million in 1994, compared with $327 million in 1993 and $575 million in 1992. North America Commercial Real Estate net write-offs are expected to decline in 1995 while Global Finance net write-offs are expected to increase moderately from the unusually low 1994 level. See pages 28 through 31 for further discussions of the Global Finance and North America Commercial Real Estate portfolios.

    The cross-border refinancing portfolio reported net recoveries in 1994, principally from the effects of the Brazil refinancing completed in the year. In 1994 and 1992, the cross-border refinancing portfolio provision included releases from the allowance attributable to the portfolio of $64 million and $253 million, respectively. See page 32 for a further discussion of the cross-border refinancing portfolio.

Allowance for Credit Losses

All identified losses are immediately written off; therefore, no portion of the allowance is specifically allocated or restricted to any individual credit or group of credits and the entire allowance is available to absorb all probable credit losses inherent in the portfolio. However, for analytical purposes, Citicorp views its allowance as attributable to the following portions of its credit portfolios:

Allowance for Credit Losses and as a
Percentage of Loans

                                            1994           1993           1992
                             Loans     Allowance      Allowance      Allowance
                        $ Billions    $ Millions     $ Millions     $ Millions
- ------------------------------------------------------------------------------
Global Consumer             $ 96.6        $1,834         $1,596         $1,338
  Ratio                                     1.90%          1.89%          1.60%
Commercial/(1)/               55.8         3,321          2,545          2,221
  Ratio                                     5.95%          4.88%          4.19%
Cross-Border Refinancing
  Portfolio                     --            --            238            300
                            ------        ------         ------         ------
Total                       $152.4        $5,155         $4,379         $3,859
  Ratio                                     3.38%          3.15%          2.76%
- ------------------------------------------------------------------------------
Reserve for Global Consumer
  Sold Portfolios                         $  422         $  527         $  544
- ------------------------------------------------------------------------------

(1) 1994 includes amounts related to the cross-border refinancing portfolio.

    The increases in the allowance attributable to consumer credit losses in 1994, 1993, and 1992 reflected continued reserve building in response to the economic environment in certain markets, particularly the U.S. and Europe, higher loan volumes in the Emerging Economies and, in 1994, higher credit card volume.

    The decrease in the reserve for Global Consumer sold portfolios reflected lower levels of mortgage sales with recourse exposure and, in 1993, higher levels of mortgage prepayments. Refer to Note 1 to the consolidated financial statements for further discussion of Citicorp's obligation under recourse provisions related to sold loans.

    The increase in the allowance attributable to commercial credit losses during 1994 primarily resulted from the reclassification of the portion of the allowance attributable to the cross-border refinancing portfolio to the commercial allowance and a $200 million provision for credit losses in excess of net write-offs in the non-refinancing commercial portfolio. The increase in the allowance in 1993 principally reflected the improving but uneven economy in the U.S., weak economic conditions in Europe, and weak conditions in certain geographic regions and project sectors in the North America commercial real estate markets.

    While the U.S. and European economies improved during 1994, continuation of these improvements is uncertain. In addition, loan volumes are expected to grow. Therefore, increases are possible in both the consumer and commercial portions of the allowance for credit losses.

OTHER OPERATING EXPENSE
Employee Expense

Employee expense was $5.2 billion in 1994, up $320 million from the prior year. The increase principally reflects higher staff levels required to support the continuing business expansion in the Global Consumer and Global Finance activities in the Emerging Economies, partially offset by the sale in the first quarter of 1994 of the U.S. market data services business of Quotron and cost containment actions relating to restructuring activities, principally in the Global Consumer business in North America. Employee expense was $4.8 billion in 1993, up $197 million from 1992. The increase was attributable to higher staff levels required to support base business expansion in the Emerging Economies, as well as higher incentive compensation costs, largely attributable to the strong trading-related revenue in 1993.

Other Expense

Other expense was $3.5 billion in 1994, down $0.2 billion from 1993. The decrease primarily resulted from lower net OREO costs in the North America Commercial Real Estate and Global Finance businesses, partially offset by the continuing expansion in the Global Consumer and Global Finance businesses in the Emerging Economies, as well as higher marketing and account acquisition costs in card businesses around the world and continued investments in operational efficiencies. Other expense in 1993 increased $0.2 billion from 1992, reflecting business expansion in the Emerging Economies, higher marketing-related costs in the consumer business (principally in the U.S.), and charges associated with certain business activities in India, partially offset by reduced net OREO costs.

Restructuring Activities

Citicorp has taken a series of actions in recent years to control costs and improve productivity. In 1993 and 1992, these actions included $652 million of restructuring charges, summarized below.

In Millions of Dollars                         1994    1993   1992   Total
- --------------------------------------------------------------------------
Workforce Reductions                           $ --    $319   $186    $505
Asset Writedowns                                 --      88     31     119
Other                                            --      18     10      28
                                               ----    ----   ----    ----
Total                                          $ --    $425   $227    $652
- --------------------------------------------------------------------------

    A total of $479 million of restructuring charges had been utilized through December 31, 1994. Of the $173 million of workforce reductions which are remaining to be utilized, $4 million relates to the 1992 charge. Citicorp anticipates that substantially all of these amounts will be paid out in 1995. While future changes in estimates may occur, it is expected that any such changes will be immaterial to Citicorp's operations.

    The $505 million total charge related to workforce reductions provided for the elimination of approximately five thousand positions from the 1992 charge and approximately six thousand positions from the 1993 charge. These include reductions of 8,600 positions in the Global Consumer business and 2,400 positions in the Global Finance business. Through the end of 1994, approximately 8,300 positions had been eliminated through these programs, of which 6,600 positions were in Global Consumer and 1,700 positions were in Global Finance. These actions are directed towards improved efficiency rather than curtailments of business activity, and help to offset cost increases that otherwise result from inflation and business expansion.

    Workforce reductions through these and previous restructuring programs, as well as through attrition, have been a major factor in the changes in Citicorp's staff levels. Since year-end 1991, the number of employees has decreased by approximately 3,400, reaching 82,600 at year-end 1994. This decrease reflected the effect of the restructuring actions noted above and a reduction of 3,300 positions due to business sales, partially offset by 8,200 net positions added due to business expansion, principally in the Emerging Economies. Asset writedowns included in the charges related to items to be disposed of or sold pursuant to restructuring plans.

    As shown in the following table, the charges related primarily to the North America, Europe and Japan businesses.

In Millions of Dollars                     1994     1993    1992     Total
- --------------------------------------------------------------------------------
North America, Europe and Japan(1)         $ --     $404    $179     $583
Emerging Economies                           --       21      48       69
                                           ----     ----    ----     ----
Total                                      $ --     $425    $227     $652
- --------------------------------------------------------------------------------

(1) Includes $345 million in 1993, $123 million in 1992, and $468 million in total related to the United States. Amounts attributed to the U.S. include amounts related to Corporate Items.

INCOME TAXES

Income tax expense for 1994 was $1.2 billion, compared with $941 million in 1993 and $696 million in 1992. The increase in 1994 income tax expense corresponds to higher income before tax, partially offset by reductions in the valuation allowance related to net U.S. deferred tax assets. For 1994, decreases in the valuation allowance totaling $479 million are reflected in the effective tax rate on current operations of 29%, compared with an effective tax rate of 40% and 49% for 1993 and 1992, respectively. Income tax expense also reflects valuation allowance reductions that result from the reassessment of future earnings expectations, which amounted to $150 million in 1994 and $200 million in 1993.

    As discussed in the statement of accounting policies and in Note 8 to the consolidated financial statements, Citicorp adopted SFAS No. 109 as of January 1, 1993. The cumulative effect of this change in accounting for income taxes, a $300 million benefit, is reported separately in Citicorp's consolidated statement of income. Prior-year taxes were not restated.

IMPACT OF CREDIT CARD RECEIVABLES SECURITIZATION

The securitization of credit card receivables does not affect the earnings reported for each period. Gains on these sales are recorded monthly as realized over the term of each securitization transaction, which have ranged from three to twelve years. The revolving nature of the receivables sold and the monthly recognition of gains result in a pattern of gain recognition that is similar to the pattern that would be experienced if the receivables had not been sold. However, because securitization changes Citicorp's involvement from that of a lender to that of a loan servicer, there is a change in the manner in which the revenue is reported in the income statement. For securitized receivables, amounts that would previously have been reported as net interest revenue, as fee and commission revenue, and as credit losses on loans are instead reported as fee and commission revenue (for servicing fees) and as other revenue (for the remaining cash flows to which Citicorp is entitled, net of credit losses). Because credit losses are a component of these cash flows, Citicorp's revenues over the terms of these transactions may vary depending upon the credit performance of the securitized receivables. However, Citicorp's exposure to credit losses on the securitized receivables is contractually limited to these cash flows.

    During 1994, $3.5 billion of credit card receivables were sold, compared with $2.5 billion and $6.8 billion during 1993 and 1992, respectively. The total credit card receivables sold, net of amortization as of December 31, 1994, were $21.3 billion, compared with $23.9 billion and $25.6 billion as of December 31, 1993 and 1992, respectively. The following table outlines the impact of the securitization and sale of credit card receivables by showing the increase (decrease) in the reported consolidated statement of income line items, average balance sheet, return on assets, and consumer net credit loss ratio.

Dollars In Millions                       1994            1993           1992
- --------------------------------------------------------------------------------
Net Interest Revenue                    $(2,049)        $(2,319)       $(2,077)
Fee and Commission Revenue                  160             (46)            84
Other Revenue                               955           1,083            603
Provision for Credit Losses                (934)         (1,282)        (1,390)
                                        -------         -------        -------
Net Income Impact of Securitization     $     0         $     0        $     0
- --------------------------------------------------------------------------------
Average Assets (In Billions)            $   (23)        $   (24)       $   (22)
Return on Assets                            .11%            .09%           .03%
Consumer Net Credit Loss Ratio             (.51)%          (.81)%         (.82)%
- --------------------------------------------------------------------------------

    The following table shows average credit card loans, net credit losses, and related ratios for the managed U.S. credit card portfolio.

                                          1994            1993           1992
- --------------------------------------------------------------------------------
Average Credit Card Loans (In Billions) $  34.3         $  32.8        $  33.7
Net Credit Losses (In Millions)           1,355           1,723          2,111
As a Percentage of Average Credit Card
    Loans                                  3.95%           5.25%          6.26%
- --------------------------------------------------------------------------------

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

    The management of Citicorp is also responsible for establishing and maintaining an effective internal control structure and procedures for financial reporting and safeguarding of assets. There are inherent limitations in the effectiveness of any system of internal control, and accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Management assessed Citicorp's internal control structure and procedures for financial reporting and safeguarding of assets as of December 31, 1994, based on recognized criteria for effective internal control. Based on this assessment, management believes that Citicorp maintained an effective internal control structure and procedures for financial reporting and safeguarding of assets as of December 31, 1994.

    The accounting policies and internal control structure are under the general oversight of the Citicorp and Citibank Boards of Directors, acting through the Audit Committee described on page 88. The committee is comprised entirely of directors who are not officers or employees of Citicorp. The Chief Auditor of Citicorp and the Managing Director of Business Risk Review, who report directly to the Board of Directors, conduct an extensive program of audits and business risk reviews worldwide. In addition, KPMG Peat Marwick LLP, independent auditors, are engaged to audit our financial statements.

    KPMG Peat Marwick LLP obtain and maintain an understanding of our internal control structure and procedures for financial reporting and conduct such tests and other auditing procedures as they consider necessary in the circumstances to express the opinion in their report that follows. KPMG Peat Marwick LLP have free access to the Audit Committee, with no members of management present, to discuss their audit and their findings as to the integrity of Citicorp's financial reporting and the adequacy of the internal control structure described above.

John S. Reed                                            Thomas E. Jones
Chairman                                                Executive Vice President

REPORT OF INDEPENDENT AUDITORS

- ------------------------

     KPMGLOGO.EPS

- ------------------------
                         Certified Public Accountants

The Board of Directors and Stockholders of Citicorp:

We have audited the accompanying consolidated balance sheets of Citicorp and subsidiaries as of December 31, 1994 and 1993, the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994, and the related consolidated balance sheets of Citibank, N.A. and subsidiaries as of December 31, 1994 and 1993. These financial statements are the responsibility of Citicorp management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citicorp and subsidiaries as of December 31, 1994 and 1993, the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, and the financial position of Citibank, N.A. and subsidiaries as of December 31, 1994 and 1993 in conformity with generally accepted accounting principles.

    As discussed in the statement of accounting policies and in Notes 1, 7, and 8 to the consolidated financial statements, in 1994 Citicorp and Citibank adopted Statement of Financial Accounting Standards Nos. 112 and 115 and FASB Interpretation No. 39 and in 1993, Statement of Financial Accounting Standards Nos. 106 and 109.

New York, New York
January 17, 1995

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME

                                                                                             Citicorp and Subsidiaries
In Millions of Dollars Except Per Share Amounts                                    1994           1993          1992
- ----------------------------------------------------------------------------------------------------------------------
Interest Revenue
Interest and Fees on Loans                                                        $16,241        $16,408       $18,476
Interest on Deposits with Banks                                                       895          1,016         1,029
Interest on Federal Funds Sold and Securities Purchased Under
    Resale Agreements                                                               3,318          2,952         1,393
Interest and Dividends on Securities (Note 1)                                       1,266            950           875
Interest on Trading Account Assets                                                  2,093          2,485         2,010
                                                                                  -------        -------       -------
                                                                                   23,813         23,811        23,783
                                                                                  -------        -------       -------
Interest Expense
Interest on Deposits                                                                8,996          9,797        10,458
Interest on Trading Account Liabilities                                               267            195           175
Interest on Purchased Funds and Other Borrowings (Note 1)                           3,939          4,155         3,414
Interest on Long-Term Debt and Subordinated Capital Notes (Note 1)                  1,700          1,974         2,280
                                                                                  -------        -------       -------
                                                                                   14,902         16,121        16,327
                                                                                  -------        -------       -------
Net Interest Revenue                                                                8,911          7,690         7,456
                                                                                  -------        -------       -------
Provision for Credit Losses (Note 1)                                                1,881          2,600         4,146
                                                                                  -------        -------       -------
Net Interest Revenue After Provision for Credit Losses                              7,030          5,090         3,310
                                                                                  -------        -------       -------
Fees, Commissions, and Other Revenue
Fees and Commissions (Note 6)                                                       5,155          5,057         5,084
Trading Account                                                                       158            939           326
Foreign Exchange                                                                      573            995         1,005
Securities Transactions (Notes 1 and 8)                                               200             94            12
Other Revenue                                                                       1,751          1,300         1,738
                                                                                  -------        -------       -------
                                                                                    7,837          8,385         8,165
                                                                                  -------        -------       -------
Other Operating Expense
Salaries                                                                            4,029          3,817         3,683
Employee Benefits (Note 7)                                                          1,136          1,028           965
                                                                                  -------        -------       -------
    Total Employee Expense                                                          5,165          4,845         4,648
Net Premises and Equipment Expense (Notes 2 and 11)                                 1,583          1,601         1,680
Restructuring Charges                                                                  --            425           227
Other Expense                                                                       3,508          3,744         3,502
                                                                                  -------        -------       -------
                                                                                   10,256         10,615        10,057
                                                                                  -------        -------       -------
Income Before Taxes and Cumulative Effects of Accounting Changes                    4,611          2,860         1,418
Income Taxes (Note 8)                                                               1,189            941           696
                                                                                  -------        -------       -------
Income Before Cumulative Effects of Accounting Changes                              3,422          1,919           722
Cumulative Effects of Accounting Changes:
    Employers' Accounting for Postemployment Benefits (Note 7)                        (56)            --            --
    Accounting for Income Taxes (Note 8)                                               --            300            --
                                                                                  -------        -------       -------
Net Income                                                                        $ 3,366        $ 2,219       $   722
- ----------------------------------------------------------------------------------------------------------------------
Income Applicable to Common Stock                                                 $ 3,010        $ 1,900       $   497
                                                                                  -------        -------       -------
Earnings Per Share (Note 9)
On Common and Common Equivalent Shares
Income Before Cumulative Effects of Accounting Changes                            $  7.15        $  3.82       $  1.35
Cumulative Effects of Accounting Changes:
    Employers' Accounting for Postemployment Benefits                               (0.12)            --            --
    Accounting for Income Taxes                                                        --           0.68            --
                                                                                  -------        -------       -------
Net Income                                                                        $  7.03        $  4.50       $  1.35
                                                                                  -------        -------       -------
Assuming Full Dilution
Income Before Cumulative Effects of Accounting Changes                            $  6.40        $  3.53       $  1.35
Cumulative Effects of Accounting Changes:
    Employers' Accounting for Postemployment Benefits                               (0.11)            --            --
    Accounting for Income Taxes                                                        --           0.58            --
                                                                                  -------        -------       -------
Net Income                                                                        $  6.29        $  4.11       $  1.35
- ----------------------------------------------------------------------------------------------------------------------

Accounting policies and explanatory notes on pages 53 through 73 form an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET

                                                                                    Citicorp and Subsidiaries
In Millions of Dollars                                               December 31, 1994      December 31, 1993
- -------------------------------------------------------------------------------------------------------------
Assets
Cash and Due from Banks                                                       $  6,470               $  4,836
Deposits at Interest with Banks                                                  6,862                  6,749
Securities (Note 1)
    Held to Maturity (Fair Value $4,638 in 1994 and $5,666 in 1993)              5,092                  5,637
    Available for Sale (At Fair Value in 1994, Fair Value
      $9,088 in 1993)                                                           13,602                  8,705
    Venture Capital                                                              2,009                  1,489
Trading Account Assets (Note 1)                                                 38,875                 23,783
Federal Funds Sold and Securities Purchased Under Resale Agreements              6,995                  7,339
Loans, Net of Unearned Income (Note 1)
    Consumer                                                                    96,600                 84,354
    Commercial                                                                  55,820                 54,613
                                                                              --------               --------
      Total Loans, Net of Unearned Income                                      152,420                138,967
Allowance for Credit Losses (Note 1)                                            (5,155)                (4,379)
Customers' Acceptance Liability                                                  1,420                  1,512
Premises and Equipment, Net (Note 2)                                             4,062                  3,842
Interest and Fees Receivable                                                     2,654                  2,552
Other Assets (Notes 1, 3, 7, and 8)                                             15,183                 15,542
                                                                              --------               --------
Total                                                                         $250,489               $216,574
- -------------------------------------------------------------------------------------------------------------
Liabilities
Non-Interest-Bearing Deposits in U.S. Offices                                 $ 13,648               $ 13,442
Interest-Bearing Deposits in U.S. Offices                                       35,699                 38,347
Non-Interest-Bearing Deposits in Offices Outside the U.S.                        7,212                  6,644
Interest-Bearing Deposits in Offices Outside the U.S.                           99,167                 86,656
                                                                              --------               --------
    Total Deposits                                                             155,726                145,089
Trading Account Liabilities (Note 1)                                            22,382                  5,478
Purchased Funds and Other Borrowings (Note 1)                                   20,907                 16,777
Acceptances Outstanding                                                          1,440                  1,531
Accrued Taxes and Other Expenses                                                 5,493                  6,452
Other Liabilities                                                                8,878                  9,134
Long-Term Debt (Note 1)                                                         16,497                 16,010
Subordinated Capital Notes (Note 1)                                              1,397                  2,150
Stockholders' Equity
Preferred Stock (Note 4)                                                         4,187                  3,887
Common Stock ($1.00 par value) (Note 5)                                            421                    412
    Issued Shares: 420,589,459 in 1994 and 412,017,300 in 1993
Surplus                                                                          4,194                  3,898
Retained Earnings                                                                9,561                  6,729
Net Unrealized Gains--Securities Available for Sale (Note 1)                       278                     --
Foreign Currency Translation                                                      (471)                  (580)
Common Stock in Treasury, at Cost                                                 (401)                  (393)
    Shares: 25,508,610 in 1994 and 25,527,133 in 1993
                                                                              --------               --------
      Total Stockholders' Equity                                                17,769                 13,953
                                                                              --------               --------
Total                                                                         $250,489               $216,574
- -------------------------------------------------------------------------------------------------------------

Accounting policies and explanatory notes on pages 53 through 73 form an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                             Citicorp and Subsidiaries
In Millions of Dollars                                                             1994           1993          1992
- ----------------------------------------------------------------------------------------------------------------------
Preferred Stock (Note 4)
Balance at Beginning of Year                                                      $ 3,887        $ 3,212       $ 2,140
    Issuance of Stock                                                                 400            675         1,309
    Retirement and Redemption of Stock                                               (100)            --          (237)
                                                                                  -------        -------       -------
Balance at End of Year                                                            $ 4,187        $ 3,887       $ 3,212
- ----------------------------------------------------------------------------------------------------------------------
Common Stock ($1.00 par value) (Note 5)
Balance at Beginning of Year                                                      $   412        $   392       $   372
Shares: 412,017,300 in 1994, 391,888,124 in 1993, and 371,620,350 in 1992
    Issuance of Stock under Dividend Reinvestment and Common Stock Purchase Plan        1              2             1
      Shares: 1,214,058 in 1994, 1,652,797 in 1993, and 777,079 in 1992
    Issuance of Stock under Stock Incentive, Savings Incentive, Stock Option,
      Stock Purchase, and Directors Deferred Compensation Plans and Conversion
      of Convertible Notes (Notes 1 and 7)                                              8             18            10
      Shares: 7,358,101 in 1994, 18,476,379 in 1993, and 10,223,889 in 1992
    Exchange of 9,266,806 shares of Common Stock for Adjustable Rate Preferred
      Stock (Second and Third Series) in 1992                                          --             --             9
                                                                                  -------        -------       -------
Balance at End of Year                                                            $   421        $   412       $   392
Shares: 420,589,459 in 1994, 412,017,300 in 1993, and 391,888,124 in 1992
- ----------------------------------------------------------------------------------------------------------------------
Surplus
Balance at Beginning of Year                                                      $ 3,898        $ 3,598       $ 3,277
    Issuance of Stock under Dividend Reinvestment and Common Stock Purchase Plan       49             41            13
    Issuance of Stock under Stock Incentive, Savings Incentive, Stock Option,
      Stock Purchase, Executive Incentive Compensation and Directors Deferred
      Compensation Plans and Conversion of Convertible Notes (Notes 1 and7)           206            233           102
    Exchange of Common Stock for Adjustable Rate Preferred Stock (Second and
      Third Series), Net of Related Costs                                              --             --           225
    Common Stock Issuable under Executive Incentive Compensation, Stock
      Incentive, and Directors Deferred Compensation Plans (Note 7)                    52             23            (6)
    Preferred Stock Issuance Cost                                                     (12)           (21)          (34)
    Restricted Stock Grants, Net of Amortization (Note 7)                               1             24            21
                                                                                  -------        -------       -------
Balance at End of Year                                                            $ 4,194        $ 3,898       $ 3,598
- ----------------------------------------------------------------------------------------------------------------------
Retained Earnings
Balance at Beginning of Year                                                      $ 6,729        $ 4,822       $ 4,314
    Net Income                                                                      3,366          2,219           722
    Cash Dividends Declared
      Preferred (Note 4)                                                             (358)          (312)         (212)
      Common (Note 5)                                                                (176)            --            --
    Other                                                                              --             --            (2)
                                                                                  -------        -------       -------
Balance at End of Year                                                            $ 9,561        $ 6,729       $ 4,822
- ----------------------------------------------------------------------------------------------------------------------
Net Unrealized Gains--Securities Available for Sale (Note 1)
Balance at Beginning of Year                                                      $    --        $    --       $    --
    Net Unrealized Gains Upon Adoption of SFAS No. 115                                365             --            --
    Change in Net Unrealized Gains--Securities Available for Sale                     (87)            --            --
                                                                                  -------        -------       -------
Balance at End of Year                                                            $   278        $    --       $    --
- ----------------------------------------------------------------------------------------------------------------------
Foreign Currency Translation
Balance at Beginning of Year                                                      $  (580)       $  (454)      $  (225)
    Change in Foreign Currency Translation                                            109           (126)         (229)
                                                                                  -------        -------       -------
Balance at End of Year                                                            $  (471)       $  (580)      $  (454)
- ----------------------------------------------------------------------------------------------------------------------
Common Stock in Treasury, at Cost
Balance at Beginning of Year                                                      $  (393)       $  (389)      $  (389)
Shares: 25,527,133 in 1994, 25,399,438 in 1993, and 25,369,934 in 1992
    Treasury Stock Transactions, at Cost                                               (8)            (4)           --
      Shares: (18,523) in 1994, 127,695 in 1993, and 29,504 in 1992
                                                                                  -------        -------       -------
Balance at End of Year                                                            $  (401)       $  (393)      $  (389)
Shares: 25,508,610 in 1994, 25,527,133 in 1993, and 25,399,438 in 1992
- ----------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity
Balance at Beginning of Year                                                      $13,953        $11,181       $ 9,489
    Changes During the Year, Net                                                    3,816          2,772         1,692
                                                                                  -------        -------       -------
Balance at End of Year                                                            $17,769        $13,953       $11,181
- ----------------------------------------------------------------------------------------------------------------------

Accounting policies and explanatory notes on pages 53 through 73 form an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                               Citicorp and Subsidiaries
In Millions of Dollars                                                               1994           1993          1992
- ------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net Income                                                                        $   3,366      $   2,219     $     722
                                                                                  ---------      ---------     ---------
Adjustments to Reconcile Net Income to Net Cash Provided by (Used In)
    Operating Activities:
    Provision for Credit Losses                                                       1,881          2,600         4,146
    Depreciation and Amortization of Premises and Equipment                             571            568           587
    Amortization of Goodwill                                                             47             55            60
    Restructuring Charges                                                                --            425           227
    Business Writedowns                                                                  --            179            --
    Provision for Deferred Taxes                                                       (299)          (612)            4
    Cumulative Effects of Accounting Changes (Notes 1 and 8)                             56           (300)           --
    Venture Capital Activity                                                           (520)          (161)          249
    Net (Gain) on Sale of Securities                                                   (200)           (94)          (12)
    Net (Gain) on the Sale of Subsidiaries and Affiliates                               (12)           (77)         (417)
    Changes in Accruals and Other, Net                                               (3,164)           993        (1,648)
    Net (Increase) in Trading Account Assets (Note 1)                               (15,092)        (3,449)       (5,021)
    Net Increase in Trading Account Liabilities (Note 1)                             16,904            638           162
                                                                                  ---------      ---------     ---------
Total Adjustments                                                                       172            765        (1,663)
                                                                                  ---------      ---------     ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                   3,538          2,984          (941)
                                                                                  ---------      ---------     ---------
Cash Flows from Investing Activities
Net (Increase) Decrease in Deposits at Interest with Banks                             (113)          (199)          137
Securities--Held to Maturity
    Purchases                                                                        (9,645)       (15,381)      (24,712)
    Maturities                                                                       11,722         16,397        20,732
Securities--Available for Sale
    Purchases                                                                       (20,422)       (15,636)       (3,022)
    Proceeds from Sales                                                              10,928          7,886         5,100
    Maturities                                                                        7,185          5,202           872
Net Decrease (Increase) in Federal Funds Sold and Securities Purchased
    Under Resale Agreements                                                             344           (958)       (1,831)
Net (Increase) in Loans                                                            (108,473)       (86,698)      (78,426)
Proceeds from Sales of Loans and Credit Card Receivables                             90,184         82,961        82,746
Capital Expenditures on Premises and Equipment                                         (941)          (829)       (1,252)
Proceeds from Sales of Premises and Equipment                                           155            175           342
Proceeds from Sales of Subsidiaries and Affiliates                                       25            230         1,453
Proceeds from Sales of Other Real Estate Owned ("OREO")                               2,213          1,740         1,052
                                                                                  ---------      ---------     ---------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                 (16,838)        (5,110)        3,191
                                                                                  ---------      ---------     ---------
Cash Flows from Financing Activities
Net Increase (Decrease) in Deposits                                                  10,637          2,816        (2,200)
Net Increase (Decrease) in Federal Funds Purchased and Securities Sold Under
    Repurchase Agreements                                                             2,448         (1,336)        2,633
Proceeds from Issuance of Commercial Paper and Funds Borrowed with Original
    Maturities of Less Than One Year                                                402,773        335,235       360,550
Repayment of Commercial Paper and Funds Borrowed with Original Maturities of
    Less Than One Year                                                             (400,471)      (333,417)     (361,403)
Proceeds from Issuance of Long-Term Debt and Subordinated Capital Notes               4,576          4,682         3,460
Repayment of Long-Term Debt and Subordinated Capital Notes                           (5,039)        (6,444)       (6,365)
Proceeds from Issuance of Preferred Stock                                               388            654         1,275
Redemption of Preferred Stock                                                          (100)            --            --
Proceeds from Issuance of Common Stock                                                  226            302           119
Dividends Paid                                                                         (533)          (313)         (216)
                                                                                  ---------      ---------     ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                  14,905          2,179        (2,147)
                                                                                  ---------      ---------     ---------
Effect of Exchange Rate Changes on Cash and Due from Banks                               29           (355)         (293)
                                                                                  ---------      ---------     ---------
Net Increase (Decrease) in Cash and Due from Banks                                    1,634           (302)         (190)
Cash and Due from Banks at Beginning of Year                                          4,836          5,138         5,328
                                                                                  ---------      ---------     ---------
CASH AND DUE FROM BANKS AT END OF YEAR                                            $   6,470      $   4,836     $   5,138
- ------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Year for:
    Interest                                                                      $  12,977      $  14,481     $  14,493
    Income Taxes                                                                      1,522          1,197           473
Non-Cash Investing Activities
Transfers from Loans to OREO                                                          1,152          1,644         3,761
- ------------------------------------------------------------------------------------------------------------------------

Accounting policies and explanatory notes on pages 53 through 73 form an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET

                                                                              Citibank, N.A. and Subsidiaries
In Millions of Dollars                                               December 31, 1994      December 31, 1993
- -------------------------------------------------------------------------------------------------------------
Assets
Cash and Due from Banks                                                       $  5,562               $  4,005
Deposits at Interest with Banks                                                  7,201                  7,137
Securities (Note 1):
    Held to Maturity (Fair Value $3,521 in 1994, and $2,953 in 1993)             3,918                  2,927
    Available for Sale (At Fair Value in 1994, Fair Value $7,953 in 1993)       11,328                  7,670
    Venture Capital                                                              1,161                    842
Trading Account Assets (Note 1)                                                 35,573                 20,786
Federal Funds Sold and Securities Purchased Under Resale Agreements              7,009                  4,392
Loans (Net of unearned income of $1,093 in 1994, and $1,062 in 1993)           122,452                109,459
Allowance for Credit Losses                                                     (4,264)                (3,471)
Customers' Acceptance Liability                                                  1,420                  1,512
Premises and Equipment, Net                                                      3,125                  2,973
Interest and Fees Receivable                                                     1,803                  1,803
Other Assets (Note 3)                                                            8,383                  9,107
                                                                              --------               --------
Total                                                                         $204,671               $169,142
- -------------------------------------------------------------------------------------------------------------
Liabilities
Non-Interest-Bearing Deposits in U.S. Offices                                 $ 11,496               $ 10,207
Interest-Bearing Deposits in U.S. Offices                                       21,919                 23,077
Non-Interest-Bearing Deposits in Offices Outside the U.S.                        7,115                  6,439
Interest-Bearing Deposits in Offices Outside the U.S.                           96,516                 83,239
                                                                              --------               --------
    Total Deposits                                                             137,046                122,962
Trading Account Liabilities (Note 1)                                            21,458                  4,509
Purchased Funds and Other Borrowings                                            14,027                 11,742
Acceptances Outstanding                                                          1,440                  1,530
Accrued Taxes and Other Expenses                                                 3,102                  3,740
Other Liabilities                                                                4,243                  5,722
Long-Term Debt                                                                   3,515                  3,089
Subordinated Capital Notes                                                       5,700                  4,700
Stockholder's Equity (Note 13)
Capital Stock ($20.00 par value)                                                   751                    751
    Outstanding Shares: 37,534,553 in 1994 and 1993
Surplus                                                                          6,620                  5,912
Retained Earnings                                                                7,125                  5,146
Net Unrealized Gains--Securities Available for Sale                                220                     --
Foreign Currency Translation                                                      (576)                  (661)
                                                                              --------               --------
    Total Stockholder's Equity                                                  14,140                 11,148
                                                                              --------               --------
Total                                                                         $204,671               $169,142
- -------------------------------------------------------------------------------------------------------------

Accounting policies and explanatory notes on pages 53 through 73 form an integral part of the financial statements.

STATEMENT OF ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Citicorp, its wholly owned subsidiary, Citibank, N.A., and their majority-owned subsidiaries, after the elimination of all material intercompany transactions. Twenty percent to 50%-owned affiliates, other than venture capital investments, are accounted for under the equity method, and the pro rata share of their income (loss) is included in other revenue. Income from investments in less than 20%-owned companies is recognized when dividends are received. Gains and losses on disposition of branches, subsidiaries, affiliates, and other investments and charges for management's estimate of impairment in value that is other than temporary are included in other revenue.

    Foreign currency translation, which represents the effects of translating into U.S. dollars, at current exchange rates, financial statements of operations outside the U.S. with a functional currency other than the U.S. dollar, is included in stockholders' equity along with related hedge and tax effects. The effects of translating non-dollar financial statements of operations with the U.S. dollar as the functional currency, including those in highly inflationary environments, are included in other revenue along with related hedge effects.

SECURITIES AND TRADING ACCOUNT ACTIVITIES

Effective January 1, 1994, Citicorp adopted Statement of Financial
Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and reported the cumulative effect of the change in stockholders' equity (see Note 1). Under SFAS No. 115, debt securities that are expected to be held to maturity are carried at cost, adjusted for amortization of premiums to the earliest call date and accretion of discounts to maturity. Marketable equity securities and debt securities available for sale are carried at fair value, with unrealized gains and losses reported in a separate component of stockholders' equity net of applicable income taxes. Previously, these securities were carried at the lower of aggregate cost or market value. Realized gains and losses on sales of securities are included in earnings on a specific identified cost basis. Securities held by venture capital subsidiaries are carried at fair value, with changes in fair value recorded in other revenue.

    Trading account assets include securities and money market instruments held in anticipation of short-term market movements and for resale to customers, and are valued at market. Gains and losses, both realized and unrealized, are included in trading account revenue. Obligations to deliver securities sold but not yet purchased are also valued at market and included in trading account liabilities.

    Trading account activities also include derivative and foreign exchange products. Derivative trading positions are carried at fair value, with realized and unrealized gains and losses included in trading account revenue. Foreign exchange trading positions are valued at prevailing market rates on a present value basis, and the resulting gains and losses are included in foreign exchange revenue. For other than short-term derivative and foreign exchange contracts, Citicorp defers, at the inception of each contract, an appropriate portion of the initial market value attributable to ongoing costs, such as servicing and operational activities, and amortizes this amount into trading account or foreign exchange revenue over the life of the contract.

    Effective January 1, 1994, Citicorp adopted Financial Accounting Standards Board ("FASB") Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts" (see Note 1). Under FASB Interpretation No. 39, revaluation gains (losses) on derivative and foreign exchange contracts are reported gross in trading account assets (liabilities) except when a qualifying netting agreement is in place with the counterparty. Citicorp previously reported these unrealized gains (losses) net.

RISK MANAGEMENT ACTIVITIES

Outside of its trading activities, Citicorp manages its exposure to market rate movements by modifying the asset and liability mix, either directly or through the use of derivative financial products. These include interest rate swaps, futures, forwards, and purchased option positions that are designated and effective as hedges, as well as swaps, forwards, and purchased option positions that are designated and effective in modifying the interest rate characteristics of specified assets or liabilities. Consistent with the risk management strategy, revenues and expenses related to these agreements are generally recognized over the life of the agreements and realized gains and losses are deferred and amortized, including those related to terminated contracts.

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

    Commercial loans are placed on a cash (nonaccrual) basis when it is determined that the payment of interest or principal is doubtful of collection, or when interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection. Any interest accrued is reversed and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt regarding the ultimate collectibility of principal, all cash receipts are thereafter applied to reduce the recorded investment in the loan. Cash-basis loans are returned to an accrual status when all contractual principal and interest amounts are reasonably assured of repayment and there is a sustained period of repayment performance in accordance with the contractual terms.

    Loans include Citicorp's share of aggregate rentals on lease financing transactions and residual values net of related unearned income. Lease financing transactions substantially represent direct financing leases and also include leveraged leases. Unearned income is amortized under a method which substantially results in an approximate level rate of return when related to the unrecovered lease investment. Gains and losses from sales of residual values of leased equipment are included in other revenue.

ALLOWANCE FOR CREDIT LOSSES

Additions to the allowance are made by means of the provision for credit losses charged to expense. Credit losses are deducted from the allowance, and subsequent recoveries are added. Securities received in exchange for loan claims in debt restructurings are initially recorded at fair value, with any gain or loss reflected as a recovery or charge-off to the allowance, and are subsequently accounted for in accordance with SFAS No. 115. The amount of the provision is determined based on management's assessment of actual past and expected future net credit losses, business and economic conditions, the character, quality and performance of the portfolios, and other pertinent indicators. This evaluation encompasses loans and loan commitments, derivative and foreign exchange products, and standby letters of credit, and it also includes an assessment of the ability of borrowers with foreign currency obligations to obtain the foreign exchange necessary for orderly debt servicing. The resulting allowance is deemed adequate to absorb all credit losses inherent in the portfolio.

    In addition to the allowance for credit losses, Citicorp maintains separate reserves for anticipated losses on portfolios of consumer receivables that have been sold with recourse.

OTHER REAL ESTATE OWNED

Upon actual or in-substance repossession, loans are adjusted to the estimated fair value of the underlying collateral and transferred to Other Real Estate Owned ("OREO"), which is reported in other assets net of a valuation allowance for selling costs and net declines in value as appropriate.

EMPLOYEE BENEFITS

Employee benefits expense includes prior and current service costs of pension and other postretirement benefit plans, which are accrued on a current basis, contributions and unrestricted awards under other employee plans, the amortization of restricted stock awards, and costs of other employee benefits. Citicorp adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1994 and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," effective January 1, 1993 (see
Note 7). There are no charges to earnings upon the grant or exercise of fixed stock options or the subscription for or purchase of stock under stock purchase agreements. Compensation expense related to performance-based stock options is recorded over the period to the estimated vesting dates.

    Upon issuance of previously unissued shares under employee plans, proceeds received in excess of par value are credited to surplus. Upon issuance of treasury shares, the excess of the amount of the awards over the average cost of treasury shares is credited to surplus.

INCOME TAXES

Effective January 1, 1993, Citicorp adopted SFAS No. 109, "Accounting for Income Taxes" (see Note 8). Deferred taxes are recorded for the future tax consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates, including an appropriate provision for taxes on undistributed income of subsidiaries and affiliates. Deferred tax assets are recognized subject to management's judgment that realization is more likely than not. Prior to 1993, Citicorp applied Accounting Principles Board Opinion No. 11.

EARNINGS PER SHARE

Earnings per share on common and common equivalent shares is based on net income after deducting preferred stock dividends and reflects the dilutive effects of stock options, stock purchase agreements, conversion preferred stock, and shares issuable under deferred stock awards. The fully diluted computation also considers the dilutive effects of convertible preferred stock.

    The dilutive effects of stock options and stock purchase agreements are computed using the treasury-stock method and included in the computation as common equivalent shares. Tandem options, granted prior to 1988 giving the employee the alternative to purchase either unrestricted common stock or book value shares at fixed prices (see Notes 5 and 9), are included in the computation based on the economically preferable alternative to the employee, using the treasury-stock method if unrestricted common shares and the two-class method if book value shares. Under the two-class method, book value shares under option are added to the number of shares used in the computation, but only as to the undistributed portion of earnings.

    Conversion Preferred Stock, Series 15 is included in the computation as common equivalent shares, and convertible preferred stock is included in the fully diluted computation, using the if converted method, if dilutive.

    Shares issuable under deferred stock awards are included in the computation, as common equivalent shares if unrestricted common stock and under the two-class method if book value shares, and the amount of after-tax dividend equivalents on shares issuable is added back to income applicable to common stock.

CASH FLOWS

Cash flows from hedging and risk management activities are classified in the same category as the related assets and liabilities. Cash equivalents are defined as those amounts included in cash and due from banks.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. FINANCIAL INSTRUMENTS

As a global financial services institution, Citicorp provides a wide variety of financial instruments as products to its customers, and it also uses these instruments in connection with its own activities. Collateral requirements are made on a case-by-case evaluation of each customer and product, and may include cash, securities, receivables, real estate, and other assets. Following are explanatory notes regarding financial assets and liabilities, off-balance-sheet financial instruments, concentrations of credit risk, and the estimated fair value of financial instruments.

A. Financial Assets

Loans

The consumer loan category represents loans managed by Citicorp's Global Consumer business. The commercial loan category represents loans managed by Citicorp's Global Finance and North America Commercial Real Estate businesses together with the Cross-Border Refinancing Portfolio.

In Millions of Dollars at Year-End                          1994       1993
- --------------------------------------------------------------------------------
Consumer

In U.S. Offices
Mortgage and Real Estate(1)(2)(3)                          $21,089   $22,719
Installment, Revolving Credit and Other                     29,523    22,490
Lease Financing                                                 32       152
                                                           -------   -------
                                                            50,644    45,361
- --------------------------------------------------------------------------------
In Offices Outside the U.S.
Mortgage and Real Estate(1)(4)                              16,830    13,908
Installment, Revolving Credit and Other                     29,303    25,355
Lease Financing                                                732       672
                                                           -------   -------
                                                            46,865    39,935
- --------------------------------------------------------------------------------
                                                            97,509    85,296
Unearned Income                                               (909)     (942)
                                                           -------   -------
Consumer Loans--Net                                        $96,600   $84,354
- --------------------------------------------------------------------------------
Commercial
In U.S. Offices
Commercial and Industrial(5)                               $10,236   $ 8,969
Mortgage and Real Estate(1)                                  5,616     7,440
Loans to Financial Institutions                                297       269
Lease Financing                                              3,271     3,541
                                                           -------   -------
                                                            19,420    20,219
- --------------------------------------------------------------------------------
In Offices Outside the U.S.
Commercial and Industrial(5)                                27,120    23,624
Mortgage and Real Estate(1)                                  1,995     2,201
Loans to Financial Institutions                              3,263     3,123
Governments and Official Institutions                        3,265     4,807
Lease Financing                                                934       800
                                                           -------   -------
                                                            36,577    34,555
- --------------------------------------------------------------------------------
                                                            55,997    54,774
Unearned Income                                               (177)     (161)
                                                           -------   -------
Commercial Loans--Net                                      $55,820   $54,613
- --------------------------------------------------------------------------------

(1) Loans secured primarily by real estate.
(2) Includes $4.0 billion in 1994 and $4.2 billion in 1993 of commercial real estate loans related to community banking and private banking activities.
(3) Includes $1.7 billion of residential mortgage loans held for sale and carried at the lower of aggregate cost or market value as of December 31, 1994.
(4) Includes $2.4 billion in 1994 and $1.4 billion in 1993 of loans secured by commercial real estate.
(5) Includes loans not otherwise separately categorized.


Cash-Basis and Renegotiated Loans

In Millions of Dollars                            1994      1993      1992
- --------------------------------------------------------------------------------
Outstanding at Year-End
Consumer Loans on Which Accrual of
    Interest Has Been Suspended                  $2,539    $2,863    $3,129
Cash-Basis Commercial Loans                       1,489     3,515     5,424
Renegotiated Commercial Loans                       718       708       323
- --------------------------------------------------------------------------------
Foregone Interest Revenue for the Year
Interest Revenue that Would Have Been
    Accrued at Original Contractual Rates (1)    $  504    $  689    $1,041
Amount Recognized as Interest Revenue(2)            196       316       451
                                                 ------    ------    ------
Foregone Interest Revenue(3)                     $  308    $  373    $  590
- --------------------------------------------------------------------------------

(1) Includes $257 million, $390 million, and $682 million in U.S. offices in 1994, 1993, and 1992, respectively.
(2) Includes $90 million, $130 million, and $169 million in U.S. offices in 1994, 1993, and 1992, respectively.
(3) Includes foregone interest revenue on consumer loans of $229 million, $224 million, and $240 million in 1994, 1993, and 1992, respectively.

Changes in the Allowance for Credit Losses

In Millions of Dollars                            1994      1993      1992
- --------------------------------------------------------------------------------
Balance at Beginning of Year                     $4,379    $3,859    $3,308
Additions
Provision for Credit Losses                       1,881     2,600     4,146
Deductions
Consumer Credit Losses                            1,714     1,749     2,238
Consumer Credit Recoveries                         (361)     (339)     (319)
                                                 ------    ------    ------
    Net Consumer Credit Losses                    1,353     1,410     1,919
Commercial Credit Losses                            369       928     1,817
Commercial Credit Recoveries(1)                    (578)     (279)     (160)
                                                 ------    ------    ------
    Net Commercial Credit Losses (Recoveries)      (209)      649     1,657
Other--Net(2)                                        39       (21)      (19)
                                                 ------    ------    ------
Balance at End of Year                           $5,155    $4,379    $3,859
- --------------------------------------------------------------------------------

(1) Includes $318 million in 1994 resulting from the exchange of Brazil outstandings for marketable securities, pursuant to the refinancing agreement completed in the year.
(2) Includes foreign exchange effects and net transfers (to) from the reserve for Global Consumer sold portfolios.


Securities                                                         December 31, 1994                            December 31, 1993
                                       ------------------------------------------------------------------------------------------
                                                        Gross        Gross                           Gross        Gross
                                       Amortized   Unrealized   Unrealized      Fair Amortized  Unrealized   Unrealized      Fair
In Millions of Dollars                      Cost        Gains       Losses     Value      Cost       Gains       Losses     Value
- ---------------------------------------------------------------------------------------------------------------------------------
Securities--Held to Maturity
U.S. Treasury and Federal Agency(1)      $ 1,937         $  7         $ 41   $ 1,903   $ 3,781        $ 29          $ 2   $ 3,808
State and Municipal                            2           --           --         2         9           1           --        10
Foreign Government(2)                      2,836           16          436     2,416     1,314          10           14     1,310
U.S. Corporate(1)                             24           --           --        24        45          --           --        45
Other Debt Securities                        293           --           --       293       488           5           --       493
                                         -------         ----         ----   -------   -------        ----          ---   -------
    Total Debt Securities                  5,092           23          477     4,638     5,637          45           16     5,666
- ---------------------------------------------------------------------------------------------------------------------------------
Securities--Available for Sale
U.S. Treasury and Federal Agency(3)        2,688           15           58     2,645     2,095         102            7     2,190
State and Municipal                        1,568          112          104     1,576       695          12            3       704
Foreign Government(4)                      5,907          446          152     6,201     3,278         117            4     3,391
U.S. Corporate(3)                            776            4           55       725       192          --            7       185
Other Debt Securities                      1,048           40            7     1,081     1,431          42           --     1,473
                                         -------         ----         ----   -------   -------        ----          ---   -------
    Total Debt Securities                 11,987          617          376    12,228     7,691         273           21     7,943
Equity Securities                          1,189          208           23     1,374     1,014         154           23     1,145
                                         -------         ----         ----   -------   -------        ----          ---   -------
                                          13,176          825          399    13,602     8,705         427           44     9,088
- ---------------------------------------------------------------------------------------------------------------------------------
Venture Capital                            2,009           --           --     2,009     1,489          --           --     1,489
                                         -------         ----         ----   -------   -------        ----          ---   -------
                                         $20,277         $848         $876   $20,249   $15,831        $472          $60   $16,243
- ---------------------------------------------------------------------------------------------------------------------------------

(1) Amounts for 1994 include mortgage-backed securities with an amortized cost of $846 million, gross unrealized losses of $32 million, and fair value of $814 million.
(2) Amounts for 1994 include securities issued by the Government of Venezuela with an amortized cost and fair value of $563 million and $273 million, respectively.
(3) Amounts for 1994 include mortgage-backed securities with an amortized cost of $729 million, gross unrealized gains of $2 million, gross unrealized losses of $34 million, and fair value of $697 million.
(4) Amounts for 1994 include securities issued by the Government of Brazil with an amortized cost and fair value of $1.6 billion and $2.0 billion, respectively.

    Under SFAS No. 115, which Citicorp adopted effective January 1, 1994, marketable equity securities and debt securities available for sale are carried at fair value with unrealized gains and losses reported in a separate component of stockholders' equity net of applicable taxes. These securities were previously carried at the lower of aggregate cost or market value. In connection with the adoption of SFAS No. 115, at January 1, 1994, Citicorp reclassified approximately $1.7 billion ($1.6 billion for Citibank, N.A.) of securities previously received in foreign country debt restructurings from commercial loans to the held-to-maturity and available-for-sale securities categories.

    Not included in the table above are securities available for sale held by equity-method affiliates. The gross unrealized gains and gross unrealized losses related to these securities were $36 million and $48 million, respectively, and are included in the net unrealized gains-securities available for sale component of stockholders' equity net of applicable taxes at December 31, 1994.

    Equity securities available for sale in the above table include non-marketable equity securities that are carried at cost. At December 31, 1994, the carrying amount of those securities was $728 million (reported in both the amortized cost and fair value columns in the table) and the fair value was $764 million.

    The following table presents the components of net gains from sales of securities available for sale.

In Millions of Dollars                           1994      1993      1992
- --------------------------------------------------------------------------------
Gross Realized Gains                             $259      $134      $119
Gross Realized Losses                              59        40       107
- --------------------------------------------------------------------------------

    Interest and dividends on securities is composed of the following:

In Millions of Dollars                           1994      1993      1992
- --------------------------------------------------------------------------------
Taxable Interest                                 $1,143    $885      $815
Interest Exempt from U.S. Federal Tax                74       9         5
Dividends                                            49      56        55
                                                 ------    ----      ----
Total                                            $1,266    $950      $875
- --------------------------------------------------------------------------------

    Citicorp's venture capital subsidiaries include subsidiaries registered as Small Business Investment Companies and those other subsidiaries that engage exclusively in venture capital activities. Venture capital investments are carried at fair value, with changes in fair value recognized in other revenue. The fair values of publicly-traded securities held by these subsidiaries are generally based upon quoted market prices. In certain situations, including thinly-traded securities, large-block holdings, restricted shares or other special situations, the quoted market price is adjusted in good faith to produce an estimate of the attainable fair value for the securities. For securities that are not publicly traded, good faith estimates of fair value are made based upon review of the investee's financial results, condition, and prospects. Net gains on investments held by venture capital subsidiaries were as follows:

In Millions of Dollars                           1994      1993      1992
- --------------------------------------------------------------------------------
Net Realized and Unrealized Venture
    Capital Gains                                $365      $143      $192
                                                 -------------------------------
Which Included:
    Gross Unrealized Gains                       $526      $383      $338
    Gross Unrealized Losses                       189       269       257
- --------------------------------------------------------------------------------

Amortized Cost, Fair Value and Average Yield of Securities by Contractual Maturity Dates as of December 31, 1994(1)

                                           U.S. Treasury and                          State and                     All Other
Dollars in Millions                           Federal Agency(2)                       Municipal               Debt Securities(2)(3)
- ------------------------------------------------------------      -----------------------------     ----------------------------
                             Amortized       Fair                 Amortized      Fair               Amortized      Fair
                                  Cost      Value      Yield(4)        Cost     Value     Yield(4)       Cost     Value    Yield(4)
- ------------------------------------------------------------      -----------------------------     ----------------------------
Held-To-Maturity Portfolio
Due Within 1 Year               $  826     $  822       5.85%        $   --    $   --        --        $  874    $  873     5.43%
After 1 but Within 5 Years         301        296       6.36             --        --        --           623       611     5.77
After 5 but Within 10 Years        456        451       5.87              2         2      5.82%          177       177     6.69
After 10 Years                     354        334       7.09             --        --        --         1,479     1,072     6.09
                                ------     ------                    ------    ------                  ------    ------
Total                           $1,937     $1,903       6.16%        $    2    $    2      5.82%       $3,153    $2,733     5.88%
- --------------------------------------------------------------------------------------------------------------------------------
Available-For-Sale Portfolio
Due Within 1 Year                 $910       $909       5.70%        $   12    $   12      7.51%       $2,968    $2,979     7.06%
After 1 but Within 5 Years         878        867       4.83             48        50      4.87         1,522     1,520    10.01
After 5 but Within 10 Years        180        173       6.42            268       273      5.75         1,047     1,039     7.20
After 10 Years                     720        696       7.33          1,240     1,241      5.81         2,194     2,469    11.27
                                ------     ------                    ------    ------                  ------    ------
Total                           $2,688     $2,645       5.57%        $1,568    $1,576      5.78%       $7,731    $8,007     8.85%
- --------------------------------------------------------------------------------------------------------------------------------

(1) Excludes equity securities, substantially all of which have no contractual maturity, and investments held by venture capital subsidiaries.
(2) Mortgage backed securities are classified by their contractual maturity.
(3) Included in all other debt securities are foreign government, U.S.corporate, and other debt securities.
(4) Represents weighted-average yield based on the amortized cost basis of the respective securities.

Trading Account Assets and Liabilities

In Millions of Dollars at Year-End                           1994      1993
- --------------------------------------------------------------------------------
Trading Account Assets
    U.S. Treasury and Federal Agency Securities            $ 5,458   $ 5,166
    State and Municipal Securities                             190       160
    Foreign Government, Corporate and Other Securities      12,683    12,791
    Revaluation Gains on Derivative and Foreign Exchange
      Contracts                                             20,544     5,666
                                                           -------   -------
                                                           $38,875   $23,783
- --------------------------------------------------------------------------------
Trading Account Liabilities
    Securities Sold, Not Yet Purchased                     $ 3,121   $ 2,352
    Revaluation Losses on Derivative and Foreign Exchange
      Contracts                                             19,261     3,126
                                                           -------   -------
                                                           $22,382   $ 5,478
- --------------------------------------------------------------------------------

    Under FASB Interpretation No. 39, which Citicorp adopted effective
January 1, 1994, gross unrealized gains on derivative and foreign exchange contracts are reported as assets, and gross unrealized losses are reported as liabilities, except where there is a qualifying netting agreement in place. Citicorp previously followed industry practice and reported the unrealized gains and losses on a net portfolio basis. In accordance with FASB Interpretation No. 39, the balance sheet at December 31, 1993 was not restated for this change. Amounts presented for trading account assets and trading account liabilities as of December 31, 1993 include the reclassification of $5.7 billion and $3.1 billion, respectively, ($5.5 billion and $3.0 billion, respectively, for Citibank, N.A.) previously recorded in other assets and other liabilities, representing revaluation gains and losses and other balances related to these contracts.

    The average fair value of trading account assets during 1994 was $48.4 billion, including $23.0 billion relating to derivative and foreign exchange contracts. The average fair value of trading account liabilities during 1994 was $26.2 billion, including $21.5 billion relating to derivative and foreign exchange contracts.

    Additionally, commitments to purchase when-issued securities were $5.0 billion and $0.1 billion at December 31, 1994 and 1993, respectively.

B. Financial Liabilities

Purchased Funds and Other Borrowings

Purchased funds and other borrowings represent liabilities with original maturities of less than one year, and included federal funds purchased and securities sold under repurchase agreements of $12,097 million, commercial paper of $1,520 million (including $462 million issued by The Student Loan Corporation, an 80% owned subsidiary), and other funds borrowed of $7,290 million as of December 31, 1994. Comparable amounts as of December 31, 1993 were $9,649 million, $1,005 million (including $671 million issued by The Student Loan Corporation), and $6,123 million, respectively.

Long-Term Debt
Original Maturities of One Year or More(1)

In Millions of Dollars at Year-End                            1994       1993
- -----------------------------------------------------------------------------
                                               Various
                                 Various      Floating-
                              Fixed-Rate           Rate
                                    Debt           Debt
                             Obligations    Obligations      Total      Total
- -----------------------------------------------------------------------------
Parent Company(2)
Due in 1994                       $   --         $   --    $    --    $ 2,276
Due in 1995                        1,099            631      1,730      1,692
Due in 1996                        1,021            347      1,368      1,249
Due in 1997                          541            272        813        648
Due in 1998                          307          1,071      1,378      1,249
Due in 1999                           55          1,057      1,112        102
Due in 2000-2004                   1,816          1,590      3,406      2,723
Due in 2005-2009                     774            683      1,457      1,285
Due in 2010 and Thereafter           302            422        724        759
                                  ------         ------    -------    -------
                                   5,915          6,073     11,988     11,983
                                  ------         ------    -------    -------

Subsidiaries
Due in 1994                           --             --         --        664
Due in 1995                          693            342      1,035        740
Due in 1996                          720            885      1,605      1,357
Due in 1997                          479            176        655        260
Due in 1998                          390             25        415        385
Due in 1999                          174             29        203         39
Due in 2000-2004                     259            228        487        382
Due in 2005-2009                       9             33         42        154
Due in 2010 and Thereafter            --             67         67         46
                                  ------         ------    -------    -------
                                   2,724          1,785      4,509      4,027
                                  ------         ------    -------    -------
Total                             $8,639         $7,858    $16,497    $16,010
- -----------------------------------------------------------------------------

(1) Maturity distribution is based upon contractual maturities or earlier dates at which debt is repayable at the option of the holder, due to required mandatory sinking fund payments or due to call notices issued.
(2) Includes $17 million and $27 million at December 31, 1994 and 1993, respectively, of redeemable preferred stock issued by Citicorp (the "Parent Company"). (See Note 4 to the consolidated financial statements).

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

    Parent Company fixed-rate long-term debt at December 31, 1994 is denominated in U.S. dollars (91%), Japanese yen, and German marks. This debt matures over the period to 2017 with interest rates ranging from 4.00% to 10.75% at December 31, 1994 and 4.80% to 10.75% at December 31, 1993. The weighted-average interest rates were 7.77% and 8.15% at December 31, 1994 and 1993, respectively.

    Parent Company floating-rate long-term debt is predominantly (95%) denominated in U.S. dollars and matures over the period to 2035 with interest rates ranging from 2.78% to 7.53% at December 31, 1994 and 2.78% to 6.50% at December 31, 1993. The weighted-average interest rates were 6.06% and 4.37% at December 31, 1994 and 1993, respectively.

    Approximately 71% of subsidiary long-term debt at December 31, 1994 is denominated in various foreign currencies, primarily Australian dollars, Italian lire, Canadian dollars, British pounds sterling, and German marks. Fixed-rate subsidiary long-term debt matures over the period to 2007 with interest rates ranging from 2.75% to 16.38% at December 31, 1994 and 3.32% to 23.00% at December 31, 1993. Floating-rate subsidiary long-term debt matures over the period to 2015 with interest rates ranging from 3.52% to 35.30% as of December 31, 1994 and 1.75% to 35.30% as of December 31, 1993. The weighted-average interest rates on subsidiary long-term debt were 9.08% at December 31, 1994 and 8.49% at December 31, 1993 exclusive of the debt in highly inflationary countries. The debt in highly inflationary countries amounted to $186 million and $185 million at December 31, 1994 and 1993, respectively.

    At December 31, 1994 and 1993, approximately 17% and 19%, respectively, of subsidiary long-term debt was guaranteed by Citicorp. Of the debt not guaranteed by Citicorp, approximately 36% and 44% was secured by the assets of the subsidiary as of December 31, 1994 and 1993, respectively.

    Certain of the agreements under which long-term debt obligations were issued prohibit Citicorp, under certain conditions, from paying dividends in shares of Citibank capital stock and from creating encumbrances on such shares.

Subordinated Capital Notes

Dollars in Millions at Year-End                      Rate    1994      1993
- ---------------------------------------------------------------------------
Parent Company
Due 1997                                         Floating  $  500    $   --
Due 1999                                               9%     300       300
Due 1999                                           9-3/4%     300       300
No Stated Maturity                               Floating     297       500
                                                           ------    ------
                                                            1,397     1,100
                                                           ------    ------
Subsidiaries
Due 1996                                         Floating      --       550
Due 1997                                         Floating      --       500
                                                           ------    ------
                                                               --     1,050
                                                           ------    ------
Total                                                      $1,397    $2,150
- ---------------------------------------------------------------------------

    The subordinated capital notes will be exchanged for capital securities that will have a market value equal to the principal amounts of the notes. At the option of Citicorp, the exchange may be for common stock, non-redeemable preferred stock, or other marketable capital securities of Citicorp. Alternatively, Citicorp will unconditionally undertake to sell capital securities on behalf of the holders who elect to receive cash for capital securities upon an exchange of the notes, in an amount sufficient to pay the principal of such notes. Under certain circumstances, some issues of subordinated capital notes may be redeemed for cash.

    The notes due 1997 and the notes with no stated maturity can be exchanged prior to maturity at the option of Citicorp. The notes with no stated maturity can be exchanged at the election of the holder commencing in 2016.

    The type of securities to be issued at maturity will be at the option of Citicorp and the amount of securities to be issued will depend on their future market values; therefore, the amount and type of securities to be issued at maturity or redemption of the notes cannot be determined. If common stock is issued, some dilution of earnings per share may occur.

    If Citicorp's consolidated retained earnings and surplus accounts become negative, the notes with no stated maturity must be exchanged for marketable capital securities of Citicorp, as discussed above.

    Certain of the agreements under which the notes are issued prohibit Citicorp, under certain conditions, from paying dividends in shares of Citibank capital stock.

    The interest rates on the floating-rate issues are determined periodically by formulas based on certain money-market rates or, in certain instances, by minimum interest rates, as specified in the governing agreements. Citicorp may defer payment of interest on the notes with no stated maturity if no dividends have been declared on common and preferred stock of Citicorp in the preceding six months. Interest rates on floating-rate issues ranged from 5.81% to 6.88% at December 31, 1994 and 3.63% to 5.25% at December 31, 1993. The weighted-average interest rates were 6.47% and 4.64% at December 31, 1994 and 1993 respectively.

    During 1994, $203 million of the notes with no stated maturity were repurchased by the Parent Company, the subsidiary floating-rate notes due 1996 were redeemed for cash and the subsidiary floating-rate notes due 1997 were assumed by the Parent Company.

C. Off-Balance Sheet Financial Instruments and Derivative and Foreign Exchange Products

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

    The market and credit risks associated with these products, as well as the operating risks, are similar to those relating to other types of financial instruments. Market risk is the exposure created by potential fluctuations in interest rates, foreign exchange rates, and other values, and is a function of the type of product, the volume of transactions, the tenor and terms of the agreement, and the underlying volatility. Credit risk is the exposure to loss in the event of nonperformance by the other party to the transaction. The recognition in earnings of unrealized gains on these transactions is dependent on management's assessment as to collectibility.

    Additional information regarding derivative and foreign exchange products, including notional principal and balance sheet credit exposure amounts summarized on the table of Derivative and Foreign Exchange Contracts (page 36), end-user notional principal amounts and contract maturities summarized in the table of End-User Interest Rate and Foreign Exchange Contracts (page 38), and details of certain end-user contracts summarized in the table of End-User Interest Rate Swaps and Caps (page 39) are incorporated herein by reference.

Loan Commitments

Citicorp and its subsidiaries had outstanding unused commitments principally to make or purchase loans, to purchase third-party receivables, and to provide note issuance facilities or revolving underwriting facilities totaling $73.1 billion at December 31, 1994 and $64.1 billion at December 31, 1993. The majority of these commitments are at a floating interest rate. In addition, there were $76.1 billion and $71.8 billion of unused credit card commitments at December 31, 1994 and 1993, respectively. The majority of these commitments are contingent upon customers maintaining specific credit standards.

    Commercial commitments generally have fixed expiration dates and may require payment of fees. Such fees (net of certain direct costs) are deferred and, upon exercise of the commitment, amortized over the life of the loan or, if exercise is deemed remote, amortized over the commitment period.

Loans Sold with Recourse

Citicorp and its subsidiaries are obligated under various recourse provisions related to the sales of loans or sales of participations in pools of loans. Total loans sold with recourse, except sales of participations in pools of credit card receivables and mortgage loans securitized under Government National Mortgage Association ("GNMA") agreements, which are described on the next page, totaled $17.1 billion and $22.5 billion at December 31, 1994 and 1993, respectively. The maximum obligation under recourse provisions on these sold loans was approximately $5.7 billion and $6.9 billion at December 31, 1994 and 1993, respectively. Of these amounts, approximately 97% at December 31, 1994 and 1993 related to sales of residential mortgages. Citicorp also has secondary recourse obligations under sale/servicing agreements with GNMA covering approximately $2.9 billion of residential mortgages at December 31, 1994 and $3.3 billion at December 31, 1993.

    Certain Citicorp subsidiaries have sold participations in pools of credit card receivables, with outstandings totaling $21.3 billion at December 31, 1994 and $23.9 billion at December 31, 1993. Excess servicing fees are recognized over the life of each sale transaction. The excess servicing fee is based upon the sum of finance charges and fees received from cardholders and interchange revenue earned on cardholder transactions, less the sum of the yield paid to investors, credit losses, transaction costs, and a normal servicing fee, which is also retained by certain Citicorp subsidiaries as servicers.

    As specified in certain of the sale agreements, the excess servicing fee collected each month is deposited in an account, up to a predetermined maximum amount, and is available over the remaining term of that transaction to make payments of yield, fees, and transaction costs in the event that current finance charges, fees, and interchange revenue are not sufficient. When the account reaches the predetermined amount, excess servicing fees are passed directly to the Citicorp subsidiary that sold the receivables. The amount contained in these accounts is included in other assets and was $637 million at December 31, 1994 and $730 million at December 31, 1993.

    Citicorp maintains reserves, outside of the allowance for credit losses, relating to asset securitization programs discussed above. These reserves totaled $422 million at December 31, 1994 and $527 million at December 31, 1993.

Standby Letters of Credit

Standby letters of credit are used in various transactions to enhance the credit standing of Citibank customers. Standby letters of credit are irrevocable assurances that Citibank will make payment in the event that a Citibank customer fails to fulfill its obligations to third parties. Financial standby letters of credit are obligations to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument, such as assuring payments by a foreign reinsurer to a U.S. insurer, to act as a substitute for an escrow account, to provide a payment mechanism for a customer's third-party obligations, and to assure payment of specified financial obligations of a customer. Performance standby letters of credit are obligations to pay a third-party beneficiary when a customer fails to perform a nonfinancial contractual obligation, such as to ensure contract performance or irrevocably assure payment by the customer under supply, service and maintenance contracts or construction projects. Fees are recognized ratably over the term of the standby letter of credit.

    The following table presents outstanding standby letters of credit, net of cash collateral of $1.7 billion and $1.6 billion at December 31, 1994 and 1993, respectively.

                                                                                     1994            1993
- ---------------------------------------------------------------------------------------------------------
                                                        Expire     Expire           Total           Total
In Billions of Dollars                                  Within      After          Amount          Amount
at Year-End                                             1 Year     1 Year     Outstanding     Outstanding
- ---------------------------------------------------------------------------------------------------------
Financial
    Insurance, Surety                                    $ 1.6      $ 4.4           $ 6.0           $ 7.3
    Options, Purchased Securities, Escrow                  2.2        0.1             2.3             2.1
    Clean Payment                                          0.7        0.3             1.0             0.8
    Backstop State, County, and Municipal Securities       0.2        0.3             0.5             0.4
    Other Debt Related                                     4.8        4.1             8.9             8.3
Performance                                                3.1        1.3             4.4             4.0
                                                         -----      -----           -----           -----
Total                                                    $12.6      $10.5           $23.1           $22.9
- ---------------------------------------------------------------------------------------------------------

    Additional collateral held against standby letters of credit covered 22% of the total as of December 31, 1994 and 1993.

D. Concentrations of Credit Risk

Concentrations of credit risk exist when changes in economic, industry or geographic factors similarly affect groups of counterparties whose aggregate credit exposure is material in relation to Citicorp's total credit exposure. Although Citicorp's portfolio of financial instruments is broadly diversified along industry and geographic lines, material transactions are completed with other financial institutions, particularly in the securities trading, derivative, and foreign exchange businesses. Additionally, North America commercial real estate, U.S. mortgages, U.S. credit card receivables, and the cross-border refinancing portfolios represent areas of significant credit exposures.

E. Estimated Fair Value of Financial Instruments

The accompanying tables provide disclosure of the estimated fair value of Citicorp's financial instruments as defined in accordance with applicable requirements, including financial assets and liabilities recorded on the balance sheet as well as off-balance sheet instruments such as derivative and foreign exchange contracts, loan commitments, and credit card securitizations. To better reflect Citicorp's values subject to market risk and to illustrate the interrelationships that characterize risk management strategies, the following table also provides estimated value data for the expected time period until runoff of existing deposits with no fixed maturity.

    In the aggregate, estimated fair values exceeded the carrying values by approximately $6.6 billion at December 31, 1994 and $6.1 billion at December 31, 1993. The increase from 1993 to 1994 is primarily due to the rising interest rate environment, credit improvement and other market factors, partially offset by declines in the value of derivative contracts due to the same interest rate environment.

Estimated Fair Value in Excess of (Less Than) Carrying Value

                                                                        Increase
In Billions of Dollars at Year-End                 1994     1993      (Decrease)
- --------------------------------------------------------------------------------
Assets and Liabilities                           $ 4.6     $ 4.3          $ 0.3
End-User Derivative and Foreign
    Exchange Contracts                            (1.4)      1.1           (2.5)
Loan Commitments                                  (0.2)     (0.2)            --
Credit Card Securitizations(1)                     0.7      (0.7)           1.4
                                                 -----     -----          -----
    Subtotal                                       3.7       4.5           (0.8)
Deposits with No Fixed Maturity(2)                 2.9       1.6            1.3
                                                 -----     -----          -----
Total                                            $ 6.6     $ 6.1          $ 0.5
- --------------------------------------------------------------------------------

(1) Represents the estimated excess or (shortfall) in fair value of the underlying receivables and investor certificates, which is derived by Citicorp in the form of excess servicing, and principally arises from fixed rates payable to certificate holders.
(2) Represents the estimated excess fair value related to the expected time period until runoff of existing deposits with no fixed maturity on the balance sheet at year-end, without assuming any regeneration of balances, based on the estimated difference between the cost of funds on these deposits and the cost of funds from alternative sources. Under applicable requirements, excess fair values of these deposits are excluded from amounts included under the caption Assets and Liabilities above and in the table on page 62, in which the estimated fair value is shown as being equal to the carrying value.


    Additional detail is provided in the following tables. In accordance with applicable requirements, the disclosures include all financial instruments other than specified items such as leases, subsidiary and affiliate investments, and pension and benefit obligations, and the disclosures exclude the effect of taxes and other expenses that would be incurred in a market transaction. The following tables also exclude the values of nonfinancial assets and liabilities, as well as a wide range of franchise, relationship, and intangible values, which are integral to a full assessment of Citicorp's financial position and the value of its net assets.

    The data represents management's best estimates based on a range of methodologies and assumptions including the following:

.   Quoted market prices are used for most securities and for loans where available, as well as for liabilities with quoted prices;

.   For performing loans where no quoted market prices are available, contractual cash flows are discounted at quoted secondary market rates or estimated market rates if available. Otherwise, current market origination rates for loans with similar terms and risk characteristics are used;

.   For loans with doubt as to collectibility, expected cash flows are discounted using an appropriate rate considering the time of collection and a premium for the uncertainty of the flows. The value of collateral is also considered;

.   Fair values for cash-basis loans within the North America Commercial Real
Estate portfolio are estimated using the "as is" appraisal methodology, which assumes that all underlying properties are sold under current market conditions and reduces the estimated value of the property by a full profit margin for the purchaser;

.   For liabilities without quoted market prices, market borrowing rates of interest are used to discount contractual cash flows;

.   Fair values of both trading and end-user derivative and foreign exchange contracts are based on quoted market prices; and

.   Fair values of loan commitments are based on estimated market pricing for transactions with similar terms and risk characteristics.

    Fair values vary from period to period based on changes in a wide range of factors, including interest rates, credit quality, and market perceptions of value, and as existing assets and liabilities run off and new items are generated.

Significant Assets and Related Instruments

                                       December 31, 1994      December 31, 1993
- -------------------------------------------------------------------------------
                                     Carrying  Estimated    Carrying  Estimated
In Billions of Dollars                  Value Fair Value       Value Fair Value
- -------------------------------------------------------------------------------
Loans(1)                               $142.3     $146.5      $129.4     $133.6
    Related Derivatives                   0.6        0.2         0.1        0.4
    Loan Commitments                     (0.1)      (0.3)       (0.1)      (0.3)
Securities(2)                            20.7       20.2        15.8       16.2
Trading Account Assets                   38.9       38.9        23.8       23.8
Other Financial Assets(3)                27.3       27.5        24.7       24.8
    Credit Card Securitizations           0.5        1.2         0.6       (0.1)
    Related Derivatives                   0.1       (0.4)        0.1        0.1
- -------------------------------------------------------------------------------

(1) The carrying value of loans is net of the allowance for credit losses and also excludes $5.0 billion and $5.2 billion of lease finance receivables in 1994 and 1993, respectively.
(2) See page 56 regarding the effect of adopting SFAS No. 115 as of January 1, 1994.
(3) Includes cash and due from banks, deposits at interest with banks, federal funds sold and securities purchased under resale agreements, and customers' acceptance liability, for which the carrying value is a reasonable estimate of fair value, as well as financial instruments included in interest and fees receivable and other assets on the balance sheet with carrying values of $5.6 and $4.2 billion at December 31, 1994 and 1993, respectively, and estimated fair values of $5.8 billion and $4.3 billion, respectively.

    The estimated fair value of loans reflects credit deterioration since the loans were made, changes in interest rates in the case of fixed-rate loans, and premium values at origination of certain loans. The estimated fair value of Citicorp's loans, in the aggregate, exceeded the carrying value by $4.2 billion at year-end 1994 and 1993, primarily reflecting growth in the allowance, an improved credit profile for worldwide commercial loans including the North America Commercial Real Estate portfolio, offset by a loss in value of fixed-rate consumer loans in response to rising interest rates. Fair values in the North America Commercial Real Estate portfolio (including loan commitments) were less than the carrying value, before considering the allowance for credit losses, by approximately $0.6 billion at December 31, 1994 (compared with $1.1 billion at December 31, 1993). Applicable reserves exceeded these amounts in both years. The fair value of performing loans to countries that have successfully refinanced their debts is less than the carrying value by amounts aggregating approximately $0.7 billion at December 31, 1994 and 1993, reflecting a decline in secondary market prices during 1994 offset by the reclassification of certain assets to securities pursuant to the adoption of SFAS No. 115. Estimated fair values of consumer mortgage, credit card, and other consumer loans exceeded their carrying values, net of the allowance, by approximately $2.1 billion at December 31, 1994 and $2.6 billion at December 31, 1993. The year-on-year trend reflects a decline in fair values due to a higher interest rate environment, offset by higher loan volumes and growth in the allowance.

    The fair value of credit card securitizations primarily reflects the impact of interest rates on fixed-rate certificates held by investors, which affects the excess servicing to which Citicorp is entitled. The year-on-year improvement reflects the higher interest rate environment.

Significant Liabilities and Related Instruments

                                      December 31, 1994       December 31, 1993
- -------------------------------------------------------------------------------
                                   Carrying   Estimated    Carrying   Estimated
In Billions of Dollars                Value  Fair Value       Value  Fair Value
- -------------------------------------------------------------------------------
Non-Interest-Bearing Deposits        $ 20.9      $ 20.9      $ 20.1      $ 20.1
Interest-Bearing Deposits             134.9       134.6       125.0       125.5
    Related Derivatives                (0.1)        0.1          --        (0.4)
Trading Account Liabilities            22.4        22.4         5.5         5.5
Other Financial Liabilities(1)         30.8        30.7        27.2        26.9
    Related Derivatives                  --        (0.1)         --        (0.1)
Long-Term Debt                         16.5        16.2        16.0        16.2
    Related Derivatives                (0.1)        0.3        (0.2)       (0.5)
Subordinated Capital Notes              1.4         1.4         2.2         2.2
- -------------------------------------------------------------------------------

(1) Includes federal funds purchased and securities sold under repurchase agreements and acceptances outstanding, for which the carrying value is a reasonable estimate of fair value; and commercial paper, other funds borrowed, and financial instruments included in other liabilities on the balance sheet, with carrying values of $8.5 billion and $8.9 billion at December 31, 1994 and 1993, respectively and estimated fair values of $8.4 billion and $8.6 billion, respectively.

    Under the applicable requirements, the estimated fair value of deposits with no fixed maturity in the table above excludes the premium values available in the market for such deposits, and the estimated value is shown in the table as being equal to the carrying value. The estimated fair value of interest-bearing deposits reflects changes in market rates since the deposits were taken.

    For all derivative and foreign exchange contracts in the tables above, the gross difference between the carrying amount and fair value as of December 31, 1994 was $0.9 billion for contracts whose fair value exceeds carrying value, and $2.3 billion for contracts whose carrying value exceeds fair value.

2. PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Generally, depreciation and amortization are computed on the straight-line basis over the estimated useful life of the asset or the lease term. Depreciation and amortization expense was $571 million in 1994, $568 million in 1993, and $587 million in 1992.

3. OTHER ASSETS

Goodwill

Other assets include goodwill, which represents the excess of purchase price over the estimated fair value of net assets acquired, accounted for under the purchase method of accounting. At December 31, 1994 and 1993, goodwill amounted to $316 million and $368 million, respectively. Goodwill is being amortized, primarily using the straight-line method, over the periods estimated to be benefited. The remaining period of amortization, on a weighted-average basis, approximated 11 years as of December 31, 1994.

Other Real Estate Owned

Included in other assets is OREO, which at December 31, 1994 and 1993, totaled $2,415 million and $4,008 million, respectively. Citibank, N.A. held $1,967 million and $3,371 million of OREO at December 31, 1994 and 1993, respectively. Citicorp's net OREO costs, which include gains and losses on the sale or disposition of OREO, writedowns, and operating revenue and expense, totaled $34 million, $319 million, and $432 million for the years ended December 31, 1994, 1993, and 1992, respectively, and are included in other expense.

4. PREFERRED STOCK

In Millions of Dollars at Year-End                       Rate       1994    1993
- --------------------------------------------------------------------------------
Perpetual Preferred Stock
Second Series, 2,195,636 Shares                    Adjustable     $  220  $  220
Third Series, 834,867 Shares                       Adjustable         83      83
Fourth Series, 1,000,000 Shares                    Adjustable         --     100
Series 8A and 8B, 1,250,000 Shares                  Graduated        125     125
Series 9, 5,000,000 Shares                              9.12%        125     125
Series 14, 700,000 Shares                               9.08%        175     175
Series 16, 1,300,000 Shares                                8%        325     325
Series 17, 1,400,000 Shares                             7.50%        350     350
Series 18, 700,000 Shares                          Adjustable        175      --
Series 19, 400,000 Shares                          Adjustable        100      --
Series 20, 500,000 Shares                               8.30%        125      --
                                                                  ------  ------
                                                                   1,803   1,503
                                                                  ------  ------
Convertible Preferred Stock
Series 12, 5,900 Shares                                   11%        590     590
Series 13, 6,600 Shares                                10.75%        660     660
                                                                  ------  ------
                                                                   1,250   1,250
                                                                  ------  ------
Conversion Preferred Stock
Series 15, 6,408,334 Shares                             8.25%      1,134   1,134
                                                                  ------  ------
Total                                                             $4,187  $3,887
- --------------------------------------------------------------------------------

    Total dividends declared on non-redeemable preferred stock were $356 million in 1994, $309 million in 1993, and $209 million in 1992.

    Dividends are payable quarterly and, except for Series 16, 17, and 20, are cumulative.

    Dividends on the Second and Third Series, as well as Series 18 and 19, are payable at rates determined quarterly by formulas based on interest rates of certain U.S. Treasury obligations, subject to certain minimum and maximum rates as specified in the certificates of designation. During 1994, Citicorp redeemed all of the Fourth Series at $100 per share, plus accrued dividends. The weighted-average dividend rates on the Second, Third, and Fourth Series were 6.0%, 7.0%, and 8.1%, respectively, for 1994.

    Citicorp may, at its option, redeem the perpetual and convertible preferred stock at their stated values plus accrued dividends (and, in the case of Series 12 and 13, at a premium), as follows: Second and Third Series, at any time; Series 8A and 8B, on any of the dividend repricing dates through August 15, 2004, and from time to time after August 15, 2004; Series 9 at any time; Series 12, after February 15, 1996 at a premium that decreases over five years from 5.5% to zero; Series 13, after February 15, 1996 at a premium that decreases over five years from 5.375% to zero; Series 14, on or after March 15, 1997; Series 16, on or after June 1, 1998; Series 17, on or after September 1, 1998; Series 18, on or after May 31, 1999; Series 19, on or after August 31, 1999; and Series 20, on or after November 15, 1999.

    Dividends on Series 8A are payable at 7.0% per annum through August 15, 1995 and thereafter at the three-year treasury rate plus an amount initially equal to 1.75% per annum and increasing every three years by one-half of 1%, to a maximum of 3% per annum for all dividend periods ending after August 15, 2004. Series 8B dividends are payable at 8.25% per annum through August 15, 1999 and thereafter at a rate equal to the five-year treasury rate plus an amount initially equal to 1.50% per annum, and increasing every five years by three-quarters of 1% to a maximum of 3% per annum for all dividend periods ending after August 15, 2004. For both Series 8A and 8B, the dividend rate for any quarterly dividend period ending on or prior to August 15, 2004 cannot be less than 7% per annum or greater than 14% per annum, and for quarterly dividend periods ending after August 15, 2004 cannot be less than 8% per annum or greater than 16% per annum.

    The Convertible Preferred Stock, Series 12 is convertible into 36,875,000 shares of Citicorp common stock at a conversion price of $16 per share plus accrued dividends. The conversion price is subject to adjustment under certain circumstances.

    The Convertible Preferred Stock, Series 13 is convertible into 36,164,383 shares of Citicorp common stock at a conversion price of $18.25 per share plus accrued dividends. The conversion price is subject to adjustment under certain circumstances.

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

    In May 1994, Citicorp issued seven million depositary shares, each representing a one-tenth interest in one share of Adjustable Rate Cumulative Preferred Stock, Series 18. In August 1994, Citicorp issued four million depositary shares, each representing a one-tenth interest in one share of Adjustable Rate Cumulative Preferred Stock, Series 19. In September 1994, Citicorp issued five million depositary shares, each representing a one-tenth interest in one share of 8.30% Noncumulative Preferred Stock, Series 20.

    Authorized preferred stock (issuable as either nonredeemable or redeemable) was 50 million shares at December 31, 1994 and 1993. Total shares of nonredeemable preferred stock issued and outstanding were 20,701,337 and 20,101,337 at December 31, 1994 and 1993, respectively. At December 31, 1994 and 1993, 170,000 and 270,000 shares, respectively, of redeemable preferred stock were issued and outstanding, amounting to $17 million and $27 million, respectively, and included in long-term debt in the balance sheet.

5. COMMON STOCK

At December 31, 1994 and 1993, authorized common stock was 800 million shares. Additionally, Citicorp has authorized, but not issued, 20 million shares of Class B common stock with a par value of $1.00 and one vote per share. Outstanding shares of common stock at both December 31, 1994 and 1993 include
1.1 million of book value shares issued in connection with certain employee benefit plans. Under the terms of the plans, book value shares sold back to Citicorp are settled in market value shares.

    Citicorp's Dividend Reinvestment and Common Stock Purchase Plan allows stockholders of record, without payment of brokerage fees, commissions, or service charges, to reinvest all or part of any Common Stock dividends in additional shares of common stock and make optional cash purchases of such shares. Shares of Citicorp common stock delivered under the Dividend Reinvestment and Common Stock Purchase Plan may be sourced from authorized but unissued shares, treasury shares or purchased in the open market. Under the plan, shares are sold at a discount of 3% below current market prices (as defined in the plan) when purchased through reinvestment of dividends. Optional cash purchases of $100 to $5,000 per month could also be made at a discount of up to 2.5% below current market prices (as defined in the plan). In January 1995, Citicorp modified the plan to eliminate discounts on both dividend reinvestments and optional cash purchases for all amounts received after February 28, 1995.

    At December 31, 1994, shares were reserved for issuance as follows: on conversion of preferred stock, 149.9 million shares; under the Savings Incentive Plan, 3.7 million market value shares; under the 1983 Stock Option Plan (including options which have been granted in tandem), a maximum of 4.3 million shares, if issued at market value, and a maximum of 4.6 million shares, if issued at book value; under the 1994 Stock Purchase Plan, 24.9 million shares; under the Stock Incentive Plan, 62.9 million shares; under the Dividend Reinvestment and Common Stock Purchase Plan, 12.1 million shares; under the Director's Deferred Compensation Plan, 0.1 million shares; and under the Executive Incentive Compensation Plan (under which treasury shares have been reserved primarily in tandem), a maximum of 0.8 million shares, if issued at market value, and a maximum of 0.5 million shares, if issued at book value. Shares of Citicorp common stock delivered under each of the Savings Incentive, Stock Incentive, and Stock Purchase Plans are sourced from authorized but unissued shares or treasury shares. Since January 1, 1995, shares of Citicorp common stock delivered under the Savings Incentive Plan have been purchased in the open market to fulfill plan share requirements.

    Citicorp suspended the dividend on its common shares on October 15, 1991 and resumed paying common dividends on April 18, 1994.

6. FEES AND COMMISSIONS

Trust, agency, and custodial fees included in fees and commissions were $946 million in 1994, $785 million in 1993, and $666 million in 1992.

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

Pension Plans

Citicorp has several non-contributory defined benefit pension plans covering substantially all U.S. employees. Retirement benefits for the U.S. plans are based on years of credited service, the highest average compensation (as defined), and the primary social security benefit. While the qualified U.S. plans are adequately funded, it is Citicorp's policy to fund these plans to the extent contributions are tax-deductible. Non-qualified U.S. plans are not funded since contributions to these plans are not tax-deductible.

    The following table summarizes the components of net pension expense (income) recognized in Citicorp's consolidated statement of income for its U.S. pension plans.

In Millions of Dollars                                 1994      1993      1992
- -------------------------------------------------------------------------------
Cost of Benefits Earned During the Year               $ 108     $  92     $  84
Interest Cost on Projected Benefit Obligation           146       129       115
Actual Return on Plan Assets                             15      (239)     (121)
Net Deferral and Amortization                          (220)       31       (72)
Curtailment Gains(1)                                     --        --       (19)
                                                      -----     -----     -----
Net Pension Expense (Income)                          $  49     $  13     $ (13)
- -------------------------------------------------------------------------------

(1) During 1992, Citicorp recognized curtailment gains for the impact on its principal U.S. plan of employee terminations resulting from restructurings and sales of businesses. The curtailment gains represent a decrease in the projected benefit obligation, net of the related recognition of certain previously deferred items.

    The expected long-term rate of return on assets used in determining net pension expense (income) for the U.S. pension plans was 8.75% in 1994, 9.5% in 1993, and 10.0% in 1992. The transition net asset is being amortized over a 14-year period, with 5 years remaining at December 31, 1994.

    Citicorp has various defined benefit pension and termination indemnity plans covering employees outside the United States. The benefit formulas and funding strategies vary reflecting local practices and legal requirements.

    The following table summarizes the components of net pension expense recognized in Citicorp's consolidated statement of income for its significant pension plans outside the United States.

In Millions of Dollars                                 1994      1993      1992
- --------------------------------------------------------------------------------
Cost of Benefits Earned During the Year                $ 47      $ 40      $ 33
Interest Cost on Projected Benefit Obligation            54        47        37
Actual Return on Plan Assets                             (8)      (85)      (43)
Net Deferral and Amortization                           (27)       62        20
                                                       ----      ----      ----
Net Pension Expense                                    $ 66      $ 64      $ 47
- --------------------------------------------------------------------------------

    For funded pension plans outside the U.S., the expected long-term rate of return on assets used in determining net pension expense (excluding highly inflationary countries) ranged from 6.0% to 12.0% in 1994, from 6.0% to 10.0% in 1993, and from 6.0% to 10.5% in 1992.

    The table on the following page provides the funded status and amounts recognized in Citicorp's consolidated balance sheet at December 31, 1994 and 1993 for its U.S. pension plans and its significant pension plans outside the United States.

                                           U.S. Plans                                                        Plans Outside the U.S.
                                       --------------  ----------------------------------------------------------------------------
In Millions of Dollars at Year-End      1994     1993                               1994                            1993
- -----------------------------------------------------------------------------------------------------------------------------------
                                  Assets Exceed     Assets Exceed     Assets Exceed     Accumulated    Assets Exceed    Accumulated
                                    Accumulated       Accumulated       Accumulated        Benefits      Accumulated       Benefits
                                       Benefits          Benefits          Benefits   Exceed Assets         Benefits  Exceed Assets
- -----------------------------------------------------------------------------------------------------------------------------------
Plan Assets at Fair Value(1)             $2,234            $2,311              $548           $  --             $450          $   2
                                         ------            ------              ----           -----             ----          -----

Actuarial Present Value of Benefits for
 Service Rendered to Date:
  Vested Benefits Based on Salaries to
  Date                                    1,194             1,195               344             175              246            150
Additional Benefits for Unvested
 Participants                               206               156                52              23               52             24
                                         ------            ------              ----           -----             ----          -----
Accumulated Benefits Based on Salaries
 to Date                                  1,400             1,351               396             198              298            174
Additional Benefits Based on Estimated
 Future Salary Levels                       438               622               146              66              130             75
                                         ------            ------              ----           -----             ----          -----
Projected Benefit Obligation(2)           1,838             1,973               542             264              428            249
- -----------------------------------------------------------------------------------------------------------------------------------
Projected Benefit Obligation
 (in Excess of) or Less than Plan
  Assets                                    396               338                 6            (264)              22           (247)

Unrecognized Prior Service Cost              12                13                13              --               13             --
Unrecognized Net Actuarial (Gain) or
 Loss                                       137               267               (26)              2              (32)             2
Unamortized Transition Net (Asset) or
 Obligation                                 (91)             (111)               51              35               35             46
Adjustment Required to Recognize Minimum
 Liability                                   (4)              (12)               --              (6)              --             (6)

                                         ------            ------              ----           -----             ----          -----
Prepaid Pension Cost (Pension Liability)
 Included In Consolidated Balance Sheet  $  450            $  495              $ 44           $(233)            $ 38          $(205)

- -----------------------------------------------------------------------------------------------------------------------------------

(1) For U.S. plans, plan assets are primarily listed stocks, commingled funds and fixed income securities.
(2) The projected benefit obligation for U.S. plans includes non-qualified plans, which are not funded, of $136 million at year-end 1994 and $126 million at year-end 1993.

    The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation for the U.S. plans was 8.5% at year-end 1994 and 7.5% at year-end 1993, reflecting the approximate yield on high quality fixed-income securities taking into account the duration of the projected benefit obligation. The assumed rate of increase in future compensation levels for the U.S. plans was 5.5% at year-end 1994 and 5.25% at year-end 1993.

    For pension plans outside the U.S., the discount rates used in determining the actuarial present value of the projected benefit obligation (excluding highly inflationary countries) ranged from 5.0% to 11.0% at year-end 1994 and from 4.5% to 10.0% at year-end 1993. The assumed rate of increase in future compensation levels for pension plans outside the U.S. (excluding highly inflationary countries) ranged from 4.0% to 9.0% at year-end 1994 and 1993.

Postretirement Health Care and Life Insurance Plans

Citicorp offers postretirement health care and life insurance benefits to all eligible U.S. retired employees. U.S. retirees share in the cost of their health care benefits through copayments, service-related contributions and salary-related deductibles. Retiree life insurance benefits are non-contributory.

    Prior to 1993, these benefits were funded solely from the general assets of Citicorp. Contributions of $13 million in July 1994 and $44 million in December 1993 were made to a retiree health care benefit fund. Citicorp's policy is to fund retiree health care and life insurance benefits to the extent such contributions are tax deductible.

    Effective January 1, 1993, Citicorp adopted SFAS No. 106 for benefits provided in the U.S., which requires employers to recognize the cost of certain postretirement benefits during the periods employees render service, with all such costs being recognized by the full eligibility date. Citicorp had previously recognized these costs when paid.

    The following table summarizes the components of net postretirement benefit expense recognized in Citicorp's consolidated statement of income for its U.S. plans.


In Millions of Dollars                                               1994   1993
- --------------------------------------------------------------------------------
Cost of Benefits Earned During the Year                               $ 9    $ 8
Interest Cost on Accumulated Postretirement Benefit
  Obligation                                                           30     29
Actual Return on Plan Assets                                           --     --
Net Deferral and Amortization                                          (4)    --
Amortization of Unrecognized Transition Obligation                     21     20
                                                                      ---    ---
Net Postretirement Benefit Expense                                    $56    $57
- --------------------------------------------------------------------------------

    The expected long-term rate of return on assets used in determining net postretirement benefit expense was 8.75% in 1994 and 9.5% in 1993. The transition obligation is being amortized over a period of up to 20 years with 18 years remaining at December 31, 1994. U.S. postretirement benefit expense for 1992, which was recognized when paid, was $20 million.

    The table on the following page provides the funded status and amounts recognized in Citicorp's consolidated balance sheet at December 31, 1994 and 1993 for its U.S. plans.


In Millions of Dollars                                              1994   1993
- -------------------------------------------------------------------------------
Plan Assets at Fair Value, Primarily Listed Stocks,
  Commingled Funds and Fixed Income Securities                     $  57  $  44
                                                                   -----  -----
Accumulated Postretirement Benefit Obligation
  Attributable to:
  Current Retirees                                                   254    254
Active Employees Eligible for Full Benefits                           56     59
Active Employees Not Eligible for Full Benefits                       79     87
                                                                   -----  -----
Total Accumulated Postretirement Benefit Obligation                  389    400
                                                                   -----  -----
Accumulated Postretirement Benefit Obligation
  in Excess of Plan Assets                                          (332)  (356)
Unrecognized Prior Service Cost                                       (2)    --
Unrecognized Net Actuarial Loss                                       12     27
Unrecognized Transition Obligation                                   317    338
                                                                   -----  -----
Prepaid Postretirement Benefit Cost
 (Postretirement Benefit Liability)
 Included in Consolidated Balance Sheet                            $  (5) $   9
- -------------------------------------------------------------------------------

    The weighted-average discount rate used in determining the actuarial present value of the accumulated postretirement benefit obligation was 8.5% at year-end 1994 and 7.5% at year-end 1993. The assumed rate of increase in future compensation levels was 5.5% at year-end 1994 and 5.25% at year-end 1993.

    In determining the December 31, 1994 and 1993 accumulated postretirement benefit obligation, the assumed weighted-average health care cost increase in 1995 and 1994 was 12% and 15%, respectively, for retirees younger than age 65 and 9% and 12%, respectively, for retirees who are 65 or older. These rates are assumed to decrease gradually so that by 2001 the rates would be 6% for those younger than age 65 and 5% for those who are age 65 or older, and would remain at that level thereafter. Separate health care cost trend rates were used for those age 65 and older to reflect the cost controls imposed by Medicare. As an indicator of sensitivity, increasing the assumed health care cost trend rate by 1% in each year would have increased the accumulated postretirement benefit obligation as of December 31, 1994 by $20 million and the aggregate of the benefits earned and interest components of 1994 net postretirement benefit expense by $3 million.

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

Postemployment Disability and Similar Benefit Plans

Effective January 1, 1994, Citicorp adopted SFAS No. 112, under which
Citicorp recognizes the estimated cost of disability and similar benefits provided to former or inactive employees when an event occurs indicating payment of benefits is probable. These costs were previously recognized as paid or funded. The adoption of the new standard as of January 1, 1994 resulted in a pretax charge of $95 million ($56 million after tax), which is reported on the consolidated statement of income as the cumulative effect of an accounting change.

Savings Incentive Plan

Under the Savings Incentive Plan, eligible employees receive awards equal to 3% of their covered salary. Employees have the option of receiving their award in cash or deferring some or all of it in various investment funds. Citicorp grants an additional award equal to the amount elected to be deferred by the employee. Several investment options are available, including Citicorp market value shares. Market value shares delivered under the Savings Incentive Plan may be sourced from authorized but unissued shares, treasury shares or purchased in the open market. The expense associated with the plan amounted to $89 million in 1994, $86 million in 1993, and $89 million in 1992.

Stock Incentive Plan

The 1988 Stock Incentive Plan (the "1988 Plan") provides for the issuance of options to purchase shares of Citicorp common stock or shares of Class B common stock at prices not less than 50% of the market value at the date of grant, incentive stock options, stock appreciation rights, restricted stock, or performance unit awards, any of which may be granted singly, in combination or in tandem. Shares of Citicorp common stock delivered under the 1988 Plan may be sourced from authorized but unissued shares or treasury shares.

    Pursuant to the 1988 Plan, 225,000 shares of restricted stock, with an aggregate market value of $9.2 million at the date of grant, were awarded in 1994; 45,000 shares of restricted stock, with an aggregate market value of $1.2 million at the date of grant, were awarded in 1993; and 25,000 shares of restricted stock, with an aggregate market value of $0.4 million at the date of grant, were awarded in 1992. These shares were awarded to key executives contingent upon their continued employment over periods of up to 11 years.

    The value of the restricted shares at the date of grant is recorded as a reduction of surplus and amortized to expense over the restriction period. The expense recognized for all awards amounted to $5.0 million in 1994, $4.4 million in 1993, and $17.8 million in 1992. The higher expense in 1992 reflects a 1991 grant of restricted stock and performance unit awards to a broad group of management employees in lieu of cash compensation.

    Under the 1988 Plan and two predecessor plans--the 1983 Stock Option Plan (the "1983 Plan") and the 1973 Stock Option Plan, as extended and amended (the "1973 Plan")--options have been granted to key employees for terms up to 10 years to purchase common stock at not less than the fair market value of the shares at the date of grant. While options granted under the 1983 Plan do not fully expire until 1997, all options granted under the 1973 Plan had expired by the end of 1992. No further options may be granted under the 1983 and 1973 Plans. Based on the terms of the options granted under the 1988 Plan, the 1983 Plan, and the

1973 Plan, generally 50% of the options granted are exercisable beginning on the first anniversary and 50% beginning on the second anniversary of the date of grant.

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

    In July 1993 Citicorp provided a key group of its managers with a special supplemental grant of five-year performance-based options to purchase 7,070,000 shares of Citicorp stock at $31.75 per share, which was equal to the market price on the grant date. During 1994, additional grants of performance-based options to purchase 50,000 shares of Citicorp stock at $39.25 per share were made and options to purchase 200,000 shares from the 1993 grants were terminated. Fifty percent of the options are exercisable when Citicorp's common stock reaches a market price of $50 per share, another 25% are exercisable when the stock reaches $55 and the remaining 25% are exercisable when the stock reaches $60, provided in each case that the stock price remains at or above the specified level for at least 20 of 30 consecutive trading days. All unexercised performance-based options expire on July 20, 1998. Citicorp measures the cost of these options as the difference between the exercise price and market price in the period in which the shares become exercisable. This cost is being recognized over the vesting period and totaled $52 million in 1994 and $23 million in 1993.

    At December 31, 1994 and 1993, options to purchase 23,022,142 and 23,837,098 shares, respectively, were exercisable; options to purchase 19,003,545, and 17,904,800 shares, respectively, were granted but not yet exercisable; and 24,689,751, and 32,003,921 authorized but not issued shares, respectively, were available for the granting of options to purchase market value shares or for other forms of stock-related awards.

    Additional shares may become available for grant under the 1988 Plan to the extent that presently outstanding options under the 1983 Plan terminate or expire unexercised.

Changes in Options and Shares Under Option


                                                       Number of   Option Price
                                                          Shares      per Share
- -------------------------------------------------------------------------------
Shares Under Option(1)
   December 31, 1994                                  42,025,687     $ 9 to $46
   December 31, 1993                                  41,741,898       9 to  36
Options Granted
   1994                                                8,003,970     $39 to $46
   1993                                               14,554,800      24 to  36
   1992                                                6,496,450      14 to  21
Options Exercised(1)
   1994                                                6,681,712     $14 to $36
   1993                                                6,140,953      14 to  32
   1992                                                  569,135      13 to  20
Options Expired or Terminated(1)
   1994                                                1,038,469     $14 to $41
   1993                                                  680,510      14 to  32
   1992                                                1,679,963      14 to  32
- -------------------------------------------------------------------------------

(1) Options granted in tandem are included on the basis that represents the economically preferable alternative to the employee.


Stock Purchase Plan

The 1994 Stock Purchase Plan, which amends and restates the 1988 Stock
Purchase Plan, provides for two types of offerings: fixed-price offerings and periodic purchase offerings. Under fixed-price offerings all eligible employees are permitted to enter into subscription agreements to purchase shares at the fair market value on the date of the agreements. Such shares can be purchased from time to time through the expiration date. There have been no periodic purchase offerings under the Plan. Shares of Citicorp common stock delivered under the Stock Purchase Plan may be sourced from authorized but unissued shares, treasury shares or purchased in the open market.

    Agreements aggregating $365 million for the purchase of shares at $39.8125 per share were entered into pursuant to a fixed-price offering on June 30, 1994. Under the terms of these agreements 211,324 shares were purchased and agreements aggregating $9 million were cancelled in 1994. Outstanding agreements, which aggregated $348 million at December 31, 1994, may be used for the purchase of shares until they expire on September 27, 1996.

    On November 29, 1991 agreements for the purchase of shares at $10.625 per share were entered into pursuant to a fixed-price offering which expired on December 31, 1993. Under the terms of these agreements 2,916 shares, 11,412,985 shares and 9,009,977 shares were purchased in 1994, 1993, and 1992, respectively.

Annual Incentive Plan

Effective January 1, 1994, Citicorp's Board of Directors and stockholders approved the 1994 Citicorp Annual Incentive Plan. The purpose of this plan is to attract, retain and motivate executives to promote the profitability and growth of Citicorp and to permit a federal income tax deduction for annual awards granted to covered employees. Currently covered employees include the Chairman and next four most highly paid executives. Under the plan, awards can be granted to covered employees in cash, stock or any other form of consideration in either one installment or on a deferred basis. Shares of Citicorp common stock delivered under the Annual Incentive Plan may be sourced from authorized but unissued shares or treasury shares. The aggregate awards were approximately $6 million for 1994. Prior to 1994, awards to covered employees were granted under the Annual Performance Plan.

Annual Performance Plan

Under the Citicorp Annual Performance Plan, cash awards may be granted to key employees who have a significant impact on the success of Citicorp. Such cash awards may be paid either in one installment or on a deferred basis. The aggregate awards were approximately $10 million for 1994, $15 million for 1993, and $8 million for 1992.

Executive Incentive Compensation Plan

Under the Executive Incentive Compensation Plan, awards in cash or in market value shares may be made to key employees, payable at the election of the participants, in one installment or on a deferred basis. Shares of Citicorp common stock delivered under the Executive Incentive Compensation Plan may be sourced from authorized but unissued shares or treasury shares. No awards have been made since 1989.

8. INCOME TAXES

As discussed in the statement of accounting policies, Citicorp adopted SFAS No. 109 as of January 1, 1993. The cumulative effect of this change in accounting for income taxes, a $300 million benefit, is reported separately in Citicorp's 1993 consolidated statement of income. Prior-year taxes were not restated.


In Millions of Dollars                                     1994   1993    1992
- ------------------------------------------------------------------------------
Provision for Taxes on Income                            $1,189   $941    $696
Income Tax Expense (Benefit) Reported in
  Stockholders' Equity related to:
  Foreign Currency Translation                              (15)   (13)     (7)
  Securities Available for Sale                             136     --      --
  Employee Stock Plans                                      (41)    --      --
                                                         ------   ----    ----
                                                          1,269    928     689
Tax Benefit Attributable to Cumulative Effects of
  Accounting Changes:
  Postemployment Benefits                                   (39)    --      --
  Accounting for Income Taxes                                --   (300)     --
                                                         ------   ----    ----
Total Income Taxes                                       $1,230   $628    $689
- ------------------------------------------------------------------------------


Components of Total Income Taxes


In Millions of Dollars                                     1994   1993    1992
- ------------------------------------------------------------------------------
U.S.
Current
  U.S. Federal                                           $  367  $ 478    $ 75
  State and Local                                           145    206      36
                                                         ------  -----    ----
                                                            512    684     111
- ------------------------------------------------------------------------------
Deferred
  U.S. Federal                                             (298)  (595)    (23)
  State and Local                                            (1)   (17)     27
                                                         ------  -----    ----
                                                           (299)  (612)      4
- ------------------------------------------------------------------------------
Total U.S.                                                  213     72     115
Foreign (substantially current)                           1,056    856     574
                                                         ------  -----    ----
                                                          1,269    928     689
- ------------------------------------------------------------------------------
Tax Benefit Attributable to Cumulative Effects
   of Accounting Changes:
   Postemployment Benefits                                  (39)    --      --
   Accounting for Income Taxes                               --   (300)     --
                                                         ------  -----    ----
Total Income Taxes                                       $1,230  $ 628    $689
- ------------------------------------------------------------------------------

    Within the total provision, the tax effect of securities transactions amounted to a provision of $70 million in 1994, $33 million in 1993, and $4 million in 1992.

    As a U.S. corporation, Citicorp is subject to U.S. taxation currently on all of its foreign pretax earnings if earned by a foreign branch or when earnings are effectively repatriated if earned by a foreign subsidiary or affiliate. In addition, certain of Citicorp's U.S. income is subject to foreign income tax where the payor of such income is domiciled outside the United States. For purposes of disclosure under rules of the Securities and Exchange Commission, foreign pretax earnings approximated $3,641 million in 1994, $3,023 million in 1993 and $2,326 million in 1992.

    The tax effects of significant temporary differences are presented below. The net deferred tax asset is included in Citicorp's consolidated balance sheet in other assets and represents the sum of the temporary difference components of those tax jurisdictions with net deductible amounts or tax carryforwards in future years. The net deferred tax liability is included in accrued taxes and other expenses and represents the sum of the temporary difference components of those tax jurisdictions with net taxable amounts in future years.

Components of Deferred Tax Balances


In Millions of Dollars at Year-End                             1994        1993
- -------------------------------------------------------------------------------
Net Deferred Tax Asset
Tax Effects of Deductible Temporary
  Differences and Carryforwards:
Credit Loss Deduction                                       $ 1,996     $ 1,801
Interest Related Items                                          476         428
Unremitted Foreign Income                                       946         754
Foreign and State Loss Carryforwards                            422         300
Other(1)                                                        (93)        511
                                                            -------     -------
                                                              3,747       3,794
                                                            -------     -------
Tax Effects of Taxable Temporary
  Differences:
Lease Financing                                                 680         664
Derivative Products                                             429         324
Venture Capital                                                 322         202
Mortgage Pass-Through Sales                                     125         156
                                                            -------     -------
                                                              1,556       1,346
                                                            -------     -------
Net Potential Deferred Tax Assets                             2,191       2,448
Valuation Reserve                                              (511)     (1,120)
                                                            -------     -------
Net Deferred Tax Asset                                      $ 1,680     $ 1,328
- -------------------------------------------------------------------------------
Net Deferred Tax Liability(2)                               $   724     $   549
- -------------------------------------------------------------------------------

(1) Includes deductible temporary differences related to restructuring charges, depreciation, prepaid items, and other less significant items.
(2) Includes credit losses ($347 million in 1994, $226 million in 1993), leasing ($66 million in 1994, $131 million in 1993), and other less significant items.

    The 1994 net change in the U.S. federal valuation allowance related to deferred tax assets was a decrease of $629 million consisting of $150 million relating to a favorable reassessment of future earnings expectations and $479 million relating to the current year. These amounts are included in the $299 million U.S. deferred benefit component of total income taxes. The remaining valuation allowance of $511 million at December 31, 1994 is primarily reserved for specific U.S. federal, state and local, and foreign tax carryforwards or tax law restrictions on benefit recognition in these jurisdictions. Management believes that the realization of the recognized net deferred tax asset of $1,680 million is more likely than not, based on the expectation that Citicorp will generate the necessary amount and mix of taxable income in future periods. Additionally, Citicorp has carryback ability for approximately $1,000 million of these deferred tax assets as of December 31, 1994, and also has tax planning strategies available which enhance its abilitiy to utilize these tax benefits.

    For the year ended December 31, 1992, deferred income tax expense of $4 million results from timing differences in the recognition of income and expense for tax and financial reporting purposes. The primary sources of these timing differences were unremitted foreign income, credit loss deductions, interest related items, mortgage pass-through sales, and lease financing transactions.

    The following table reconciles the income tax provision on income before taxes and cumulative effects of accounting changes, computed at the applicable U.S. federal statutory tax rate to the provision for taxes on income.

Reconciliation of Statutory Tax to Tax Expense


In Millions of Dollars                                     1994    1993    1992
- -------------------------------------------------------------------------------
Statutory U.S. Federal Tax
  Expense                                                $1,614  $1,001    $482
Increase (Reduction) in Taxes
  Resulting from:
    Tax-Exempt Interest Income                              (14)     (8)    (11)
    State and Local Income Taxes, Net
      of U.S. Federal Income Tax Benefit                    117     115      42
    Goodwill                                                 14      17      31
    Valuation Allowance Change Related to
      Current Year                                         (479)    (80)     --
    Taxes on Income of Operations
      Outside the U.S.                                       86     117     105
    Other                                                     1     (21)      4
                                                         ------  ------    ----
                                                          1,339   1,141     653
                                                         ------  ------    ----
Valuation Allowance Change Related to
   Future Years                                            (150)   (200)     --
Tax Benefits Not Recognized                                  --      --      43
                                                         ------  ------    ----
Provision for Taxes on Income                            $1,189  $  941    $696
- -------------------------------------------------------------------------------

9. EARNINGS PER SHARE(1)

                                                                        1994                                1993            1992(2)

- --------------------------------------------------------------------------------------------------------------------------------
                                               On Common                           On Common                           On Common
                                              and Common   Assuming Full          and Common   Assuming Full          and Common
In Millions Except Per Share Amounts   Equivalent Shares        Dilution   Equivalent Shares        Dilution   Equivalent Shares
- --------------------------------------------------------------------------------------------------------------------------------
Income Applicable to Common Stock(3)
Distributed Portion--Dividends               a   $  176           $  176              $   --         $   --               $   --
  Undistributed Portion Before Cumulative
  Effects of Accounting Changes                   2,890            2,890               1,600           1,600                 497
                                                 ------           ------              ------         -------              ------
Income Applicable to Common Stock Before
  Cumulative Effects of Accounting Changes        3,066            3,066               1,600           1,600                 497
  Dividends on Conversion Preferred Stock,
  Series 15                                          93               93                  93              93                  18
  Dividends on Convertible Preferred Stock           --              136                  --             136                  --
                                                 ------           ------              ------         -------              ------
Income Applicable to Common Stock Before
  Cumulative Effects of Accounting Changes,
  Adjusted                                   b    3,159            3,295               1,693           1,829                 515
Cumulative Effects of Accounting Changes     c      (56)             (56)                300             300                  --
                                                 ------           ------              ------         -------              ------
Total                                        d   $3,103           $3,239              $1,993          $2,129              $  515
- --------------------------------------------------------------------------------------------------------------------------------
Shares
Weighted-Average Common Shares Outstanding(4)     391.2            391.2               375.8           375.8               358.2
Common Equivalent Shares:
 Conversion Preferred Stock, Series 15             39.9             39.9                55.8            55.8                14.9
 Other(5)                                           8.8              9.1                 9.2            11.6                 5.0
Convertible Preferred Stock                          --             73.1                  --            73.1                  --
Convertible Notes                                    --               --                  --             0.1                  --
                                                 ------           ------              ------         -------              ------
Shares Applicable to Distributed Portion     e    439.9            513.3               440.8           516.4               378.1
Book Value Shares Issuable Under Stock
 Option and Executive Incentive Compensation
 Plans                                              1.8              1.8                 2.2             2.1                 3.7
                                                 ------           ------              ------         -------              ------
Shares Applicable to Undistributed Portion   f    441.7            515.1               443.0           518.5               381.8
- --------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share
Distributed Portion                        a/e   $ 0.40           $ 0.34              $   --         $    --              $   --
Undistributed Portion Before Cumulative
 Effects of Accounting Changes         (b-a)/f     6.75             6.06                3.82            3.53                1.35
                                                 ------           ------              ------         -------              ------
Income Before Cumulative Effects of
 Accounting Changes                                7.15             6.40                3.82            3.53                1.35
Cumulative Effects of Accounting
 Changes                                          (0.12)           (0.11)               0.68            0.58                  --
                                                 ------           ------              ------         -------              ------
Net Income                     (a/e)+((d-a)/f)   $ 7.03           $ 6.29              $ 4.50          $ 4.11              $ 1.35
- --------------------------------------------------------------------------------------------------------------------------------

(1) Refer to statement of accounting policies for a description of the calculations.

(2) The effect of assuming full dilution was not material in 1992. The number of shares issuable on conversion of convertible notes was 0.1 million in 1992 and the related after-tax interest expense was $0.09 million. The additional common equivalent shares and issuable book value shares for purposes of a fully diluted computation were 2.1 million in 1992.
    Conversion of the convertible preferred stock, Series 12 and Series 13, was not assumed for purposes of a fully diluted calculation for 1992 as it is anti-dilutive.

(3) For purposes of calculating earnings per share, income applicable to common stock is reduced for dividends on preferred stock and, unless anti-dilutive, for the after-tax dividend equivalents on shares issuable under the Executive Incentive Compensation Plan.
(4) Includes book value shares of 1.1 million in 1994 and 1993 and 1.3 million in 1992.

(5) Includes shares issuable under deferred stock awards and the dilutive effect of stock options and stock purchase agreements computed using the treasury stock method.

10. BUSINESS AND GEOGRAPHIC DISTRIBUTION OF REVENUE, INCOME (LOSS), AND AVERAGE ASSETS
Citicorp attributes total revenue, income (loss) before taxes and cumulative effects of accounting changes, net income (loss), and average total assets to operations based on the domicile of the customer. U.S. possessions are included in their respective geographic areas.

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

    No portion of Citicorp's allowance for credit losses is specifically allocated or restricted to any individual loan or group of loans, and the entire allowance is available to absorb any and all credit losses. For the purpose of calculating the accompanying geographic data, the amounts attributable to operations outside the U.S. are based upon year-end allowance amounts of $1,800 million for 1994, $1,299 million for 1993, and $1,082 million for 1992, and credit loss provision amounts of $561 million for 1994, $859 million for 1993, and $882 million for 1992.

Business and Geographic Distribution of Revenue, Income (Loss), and Average
Assets

                                                   Income (Loss) Before Taxes
                                                       and Cumulative Effects
                                  Total Revenue(1)      of Accounting Changes           Net Income (Loss)          Average Assets(2)
                                     $ Millions                    $ Millions                  $ Millions              $ Billions
                       ------------------------   ---------------------------      -----------------------    -------------------
                          1994    1993(3)  1992(3)   1994      1993(3)   1992(3)    1994     1993(3)  1992(3)  1994  1993(3) 1992(3)

- ---------------------------------------------------------------------------------------------------------------------------------
Business Distribution
Global Consumer        $10,386 $ 9,494   $9,172    $2,617    $1,594    $1,119     $1,788   $1,165   $  819     $107  $100    $106
Global Finance           5,496   6,011    5,302     2,088     2,273     1,445      1,404    1,613    1,070      139   109      96
North America
 Commercial Real
  Estate                    81     (21)     (60)     (490)   (1,017)   (2,106)      (298)    (635)  (1,325)       8    12      14
Cross-Border
 Refinancing Portfolio     205     114      194       245        88       419        221       85      402        3     3       4
Corporate Items            580     477    1,013       151       (78)      541        307     (309)    (244)       4     4       6
                       ------- -------  -------    ------    ------    ------     ------   ------   ------     ----  ----    ----
                        16,748  16,075   15,621     4,611     2,860     1,418      3,422    1,919      722      261   228     226

Cumulative Effects of
  Accounting Changes(4)     --      --       --        --        --        --        (56)     300       --       --    --     --
                       ------- -------  -------    ------    ------    ------     ------   ------   ------     ----  ----    ----
Total                  $16,748 $16,075  $15,621    $4,611    $2,860    $1,418     $3,366   $2,219   $  722     $261  $228    $226
- ---------------------------------------------------------------------------------------------------------------------------------
Geographic Distribution
United States          $ 8,488 $ 8,100  $ 8,180    $1,956(5) $  405(5) $ (722)(5) $1,710   $  659   $ (544)    $119  $111    $120
Western Europe           2,795   3,120    2,869       452       776       230        258      529       95       53    42      41
Other(6)                   450     432      356       (91)     (175)     (367)       (51)    (107)    (256)      14    13      10
                       ------- -------  -------    ------    ------    ------     ------   ------   ------     ----  ----    ----
  Total North America,
  Europe and Japan      11,733  11,652   11,405     2,317     1,006      (859)     1,917    1,081     (705)     186   166     171
- ---------------------------------------------------------------------------------------------------------------------------------
Latin America(7)         2,162   1,913    2,080       970       819     1,346        672      519      924       27    22      19
Asia/Pacific             2,306   2,002    1,718       979       711       686        582      471      380       41    34      31
Other(8)                   547     508      418       345       324       245        195      148      123        7     6       5
                       ------- -------  -------    ------    ------    ------     ------   ------   ------     ----  ----    ----
   Total Emerging
   Economies             5,015   4,423    4,216     2,294     1,854     2,277      1,449    1,138    1,427       75    62      55
                       ------- -------  -------    ------    ------    ------     ------   ------   ------     ----  ----    ----
Total                  $16,748 $16,075  $15,621    $4,611    $2,860    $1,418     $3,366   $2,219   $  722     $261  $228    $226
- ---------------------------------------------------------------------------------------------------------------------------------

(1) Includes net interest revenue and fees, commissions and other revenue.
(2) 1994 reflects the effect of adopting FASB Interpretation No. 39, as of January 1, 1994.
(3) Reclassified to conform to the 1994 presentation.
(4) Represents cumulative effects of adopting SFAS No. 112 as of January 1, 1994 and SFAS No. 109 as of January 1, 1993.
(5) Includes approximately $41 million in 1994, $22 million in 1993, and $35 million in 1992 of tax-exempt income, reducing the federal income tax provision.
(6) Primarily Japan and Canada.
(7) Primarily Mexico, the Caribbean, Central and South America.
(8) Primarily Central and Eastern Europe, Middle East and Africa.

11. COMMITMENTS AND CONTINGENT LIABILITIES

Citicorp and its subsidiaries are obligated under a number of non-cancelable leases for premises and equipment. Minimum rental commitments on non-cancelable leases are in the aggregate $2.3 billion, and for each of the five years subsequent to December 31, 1994, are $384 million (1995), $323 million (1996), $291 million (1997), $254 million (1998), and $279 million (1999). The minimum rental commitments do not include minimum sublease rentals under non-cancelable subleases of $127 million. Most of the leases have renewal or purchase options and escalation clauses. Rental expense was $574 million in 1994 net of $68 million sublease rental income, $550 million in 1993 net of $60 million sublease rental income, and $586 million in 1992 net of $39 million sublease rental income.

    At December 31, 1994, certain investment securities, trading account assets, and other assets with a carrying value of $10.9 billion were pledged as collateral for borrowings, to secure public and trust deposits, and for other purposes.

    Various legal proceedings are pending against Citicorp and its subsidiaries. Citicorp management considers that the aggregate liability, if any, resulting from these proceedings will not be material to Citicorp's financial position or results of operations.

12. FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which Citicorp will adopt in 1995. SFAS No. 114 applies to loans other than groups of smaller-balance homogeneous loans that are collectively evaluated for impairment (generally consumer loans). The standard requires that impairment of such a loan be measured generally based on the present value of expected future principal and interest cash flows, discounted at the loan's effective interest rate, and established as a valuation allowance related to the impaired loan. Under SFAS No. 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due. Presently, credit losses on all loans are accounted for through the allowance for credit losses, which is maintained at a level adequate to absorb losses inherent in the portfolio. Citicorp has determined that the adoption of SFAS No. 114 will not result in an adverse impact. In addition, upon adoption of SFAS No. 114, in-substance foreclosures will be characterized as loans rather than OREO.

13. STOCKHOLDER'S EQUITY OF CITIBANK, N.A.

Authorized capital stock of Citibank was 40 million shares at December 31, 1994 and 1993.

Changes in Stockholder's Equity

In Millions of Dollars                              1994      1993     1992
- ---------------------------------------------------------------------------
Balance at Beginning of Year                     $11,148   $ 9,047   $7,945
Additions
Net Income                                         1,962     1,564       22
Contributions from Parent Company                    651       602    1,188
Net Unrealized Gains Upon Adoption
    of SFAS No. 115                                  320        --       --
Other Net Additions                                   61        40       12
                                                 -------   -------   ------
                                                   2,994     2,206    1,222
                                                 -------   -------   ------
Deductions
Foreign Currency Translation                         (85)      110      158
Change in Net Unrealized Gains on
    Securities Available for Sale                    100        --       --
Net Write-off (Amortization) of
    Intangibles Associated with
    Acquisition and Disposition of
    Subsidiaries and Affiliates                      (13)       (5)     (38)
                                                 -------   -------   ------
                                                       2       105      120
                                                 -------   -------   ------
Balance at End of Year                           $14,140   $11,148   $9,047
- ---------------------------------------------------------------------------

    The contributions from the Parent Company were primarily in the form of cash in 1994 and 1993 and were in the form of cash and the shares of a subsidiary in 1992.

     Citibank charges retained earnings with the amount of goodwill associated with investments by Citibank in subsidiaries and affiliates to the extent that the investment exceeded the fair market value of identifiable net assets at the time of acquisition. In accordance with generally accepted accounting principles, such charges are not reflected in the Citicorp financial statements, and the related amounts, net of amortization, aggregating $104 million, $110 million, and $121 million, at December 31, 1994, 1993, and 1992, respectively, are included in other assets in the Citicorp consolidated balance sheet. Citicorp's equity investment in Citibank amounted to $14,244 million, $11,258 million, and $9,168 million at December 31, 1994, 1993, and 1992, respectively.

14. CITICORP (PARENT COMPANY ONLY)

The Parent Company is a legal entity separate and distinct from Citibank, N.A. and its other subsidiaries and affiliates. There are various legal limitations on the extent to which Citicorp's banking subsidiaries may extend credit, pay dividends or otherwise supply funds to Citicorp. The approval of the Office of the Comptroller of the Currency is required if total dividends declared by a national bank in any calendar year exceed net profits (as defined) for that year combined with its retained net profits for the preceding two years. In addition, dividends for such a bank may not be paid in excess of the bank's undivided profits. State-chartered bank subsidiaries are subject to dividend limitations imposed by applicable state law.

    Citicorp's national and state-chartered bank subsidiaries can declare dividends to their respective parent companies in 1995, without regulatory approval, of approximately $4.2 billion, adjusted by the effect of their net income (or net loss) for 1995 up to the date of any such dividend declaration. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that its bank subsidiaries can distribute dividends to Citicorp, directly or through their parent holding company, of approximately $2.6 billion of the available $4.2 billion, adjusted by the effect of their net income (loss) up to the date of any such dividend declaration.

    Citicorp also receives dividends from its nonbank subsidiaries. These nonbank subsidiaries are generally not subject to regulatory restrictions on their payment of dividends except that the approval of the Office of Thrift Supervision may be required if total dividends declared by a savings association in any calendar year exceed amounts specified in that agency's regulations.

Condensed Statement of Income

                                                 Citicorp (Parent Company Only)
In Millions of Dollars                                 1994      1993      1992
- -------------------------------------------------------------------------------
Revenue
Dividends from Subsidiary Bank                       $  100    $  120    $  290
Dividends from Subsidiaries Other Than Banks            900       586       460
Interest from Subsidiaries                              579       491       613
Other Revenue(1)                                         36        10        52
                                                     ------    ------    ------
                                                      1,615     1,207     1,415
                                                     ------    ------    ------
Expense
Interest on Other Borrowed Funds                        102        80       110
Interest and Fees Paid to Subsidiaries                  111       173       196
Interest on Long-Term Debt and Subordinated
    Capital Notes(2)                                    730       724       914
Other Expense                                            21        39        84
                                                     ------    ------    ------
                                                        964     1,016     1,304
                                                     ------    ------    ------
Income Before Taxes, Cumulative Effect of
    Accounting Change and Equity in
    Undistributed Income of Subsidiaries                651       191       111
Income Tax Benefit--Current                             132       164       225
Cumulative Effect of Accounting Change                   --       (20)       --
Equity in Undistributed Income of
    Subsidiaries, Before Cumulative Effects
    of Accounting Changes of Subsidiaries             2,639     1,564       386
                                                     ------    ------    ------
Income Before Cumulative Effects of
    Accounting Changes of Subsidiaries                3,422     1,899       722
Equity in Cumulative Effects of Accounting
    Changes of Subsidiaries                             (56)      320        --
                                                     ------    ------    ------
Net Income                                           $3,366    $2,219    $  722
- -------------------------------------------------------------------------------

(1) Includes net securities gains (losses) of $2 million, $(9) million, and $(28) million in 1994, 1993, and 1992, respectively.
(2) Includes interest on long-term debt of $643 million, $623 million, and $809 million in 1994, 1993, and 1992, respectively.

Condensed Balance Sheet

                                                 Citicorp (Parent Company Only)
In Millions of Dollars                     December 31, 1994  December 31, 1993
- -------------------------------------------------------------------------------
Assets
Deposits with Subsidiary Banks,
    Principally Interest-Bearing                    $ 2,040             $ 2,274
Securities(1)                                           759               1,692
Investments in and Advances to
    Subsidiaries Other Than Banks                     9,645               8,020
Investments in and Advances to Citibank,
    N.A. and Other Subsidiary Banks                  21,074              16,967
Other Assets                                            546                 528
                                                    -------             -------
Total                                               $34,064             $29,481
- --------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Purchased Funds and Other Borrowings                $ 1,626             $ 1,105
Advance from Subsidiaries                               182                  73
Other Liabilities                                     1,102               1,267
Long-Term Debt and Subordinated Capital
    Notes (Note 1)                                   13,385              13,083
Stockholders' Equity                                 17,769              13,953
                                                    -------             -------
Total                                               $34,064             $29,481
- -------------------------------------------------------------------------------

(1) Represents available for sale securities at December 31, 1994, and includes held to maturity and available for sale securities of $1,554 million and $138 million, respectively, at December 31, 1993. Fair values at December 31, 1993 were $1,554 million and $158 million, respectively.


Condensed Statement of Cash Flows

                                                 Citicorp (Parent Company Only)
In Millions of Dollars                               1994       1993       1992
- -------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net Income                                      $   3,366  $   2,219  $     722
                                                ---------  ---------  ---------
Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
    Equity in Undistributed Income of
      Subsidiaries, Before Cumulative Effects
      of Accounting Changes of Subsidiaries        (2,639)    (1,564)      (386)
    Equity in Cumulative Effects of Accounting
      Changes of Subsidiaries                          56       (320)        --
    Other, Net                                       (220)      (131)       132
                                                ---------  ---------  ---------
Total Adjustments                                  (2,803)    (2,015)      (254)
                                                ---------  ---------  ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES             563        204        468
                                                ---------  ---------  ---------
Cash Flows from Investing Activities
    Securities:
      Purchases                                    (5,710)    (6,729)    (5,901)
      Sales                                         2,602         31        239
      Maturities                                    4,059      7,816      3,896
    Subsidiaries:
      Investments and Advances                   (277,810)  (235,477)  (330,522)
      Repayment of Advances                       275,214    233,124    333,147
    Net Decrease in Securities Purchased
      Under Resale Agreements                          --         --        781
                                                ---------  ---------  ---------
NET CASH (USED IN) PROVIDED BY INVESTING
    ACTIVITIES                                     (1,645)    (1,235)     1,640
                                                ---------  ---------  ---------
Cash Flows from Financing Activities
    Purchased Funds and Other Borrowings:
      Proceeds                                     35,701     68,734     80,159
      Repayments                                  (35,178)   (68,754)   (80,840)
    Advances from Subsidiaries:
      Proceeds                                      1,419      1,814     35,836
      Repayments                                   (1,321)    (2,038)   (35,999)
    Long-Term Debt:
      Proceeds                                      3,065      3,933      2,236
      Repayments                                   (2,819)    (4,181)    (3,872)
    Preferred Stock:
      Proceeds from Issuance                          388        654      1,275
      Redemption                                     (100)        --         --
    Common Stock Issuance Proceeds                    226        302        119
    Dividends Paid                                   (533)      (313)      (216)
                                                ---------  ---------  ---------
NET CASH PROVIDED BY (USED IN) FINANCING
    ACTIVITIES                                        848        151     (1,302)
                                                ---------  ---------  ---------
Net (Decrease) Increase in Deposits with
    Subsidiary Banks                                 (234)      (880)       806
Deposits with Subsidiary Banks at
    Beginning of Year                               2,274      3,154      2,348
                                                ---------  ---------  ---------
DEPOSITS WITH SUBSIDIARY BANKS AT END OF
    YEAR                                        $   2,040  $   2,274  $   3,154
- -------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow
    Information
Cash Paid During the Year for:
    Interest                                    $     779  $     999  $     987
    Income Taxes                                      785        669         42
- -------------------------------------------------------------------------------

FINANCIAL STATISTICS

QUARTERLY FINANCIAL INFORMATION
                                                                                                          Citicorp and Subsidiaries

In Millions of Dollars Except Per Share Amounts                                1994                                            1993
- -----------------------------------------------------------------------------------   ---------------------------------------------
                                            4th         3rd          2nd        1st        4th        3rd          2nd          1st
                                       --------------------------------------------------------------------------------------------
Net Interest Revenue                   $  2,322    $  2,346     $  2,158   $  2,085   $  2,007   $  1,983     $  1,853     $  1,847
Fees, Commissions, and Other Revenue      2,190       1,979        1,892      1,776      2,145(1)   2,087        2,115        2,038
                                       --------    --------     --------   --------   --------   --------     --------     --------
Total Revenue                             4,512       4,325        4,050      3,861      4,152      4,070        3,968        3,885
Provision for Credit Losses                 558         436          472        415        571        625          715          689
Operating Expense                         2,723       2,630        2,456      2,447      3,021(2)   2,574        2,494        2,526
                                       --------    --------     --------   --------   --------   --------     --------     --------
Income Before Taxes and Cumulative
    Effect of Accounting Changes          1,231       1,259        1,122        999        560        871          759          670
Income Taxes(3)                             189         365          245        390        (15)       343          313          300
                                       --------    --------     --------   --------   --------   --------     --------     --------
Income Before Cumulative Effect of
    Accounting Changes                    1,042         894          877        609        575        528          446          370
Cumulative Effects of Accounting
    Changes(4)                               --          --           --        (56)        --         --           --          300
                                       --------    --------     --------   --------   --------   --------     --------     --------
Net Income                             $  1,042    $    894     $    877   $    553   $    575   $    528     $    446     $    670
- ------------------------------------------------------------------------------------------------------------------------------------

Earnings Per Share(5)
On Common and Common Equivalent
    Shares Before Accounting Changes   $   2.20    $   1.87     $   1.83   $   1.24   $   1.16   $   1.06     $   0.88     $   0.71
    After Accounting Changes(4)            2.20        1.87         1.83       1.11       1.16       1.06         0.88         1.38
Assuming Full Dilution Before
    Accounting Changes                 $   1.95    $   1.67     $   1.64   $   1.12   $   1.06   $   0.97     $   0.82     $   0.67
    After Accounting Changes(4)            1.95        1.67         1.64       1.01       1.06       0.97         0.82         1.24
- ------------------------------------------------------------------------------------------------------------------------------------

Cash Dividends Declared(6)
Preferred Stock                        $     91    $     89     $     91   $     87   $     86   $     78     $     75     $     73
Common Stock                                 59          59           58         --         --         --           --           --
Common Stock, Per Share                $   0.15    $   0.15     $   0.15   $     --   $     --   $     --     $     --     $     --
- ------------------------------------------------------------------------------------------------------------------------------------

Total Assets(7)                        $250,489    $253,149     $254,246   $241,096   $216,574   $221,307     $216,285     $217,157
- ------------------------------------------------------------------------------------------------------------------------------------

Common Stock Price Range(8)
High                                   $ 47 3/4    $ 45         $ 41 7/8   $ 43 3/4   $ 39 3/4   $ 38 5/8     $ 30 7/8     $ 29 7/8
Low                                      40          40           36 3/4     36 5/8     33 5/8     30           25 3/4       20 1/2
Close                                    41 3/8      42 1/2       39 7/8     37 1/2     36 7/8     38 1/8       30 1/8       29 1/2
- ------------------------------------------------------------------------------------------------------------------------------------

(1) Includes $179 million of business writedowns, primarily related to Quotron.
(2) Includes restructuring charges of $425 million.
(3) Includes valuation allowance change related to future years of $150 million in the 1994 second quarter and $200 million in the 1993 fourth quarter. Includes valuation allowance change related to current year of $285 million in the fourth quarter, $124 million in the third quarter, $50 million in the second quarter, and $20 million in the first quarter of 1994; and $55 million in the fourth quarter, and $25 million in the second quarter of 1993.
(4) Refers to adoption of SFAS No. 112 in 1994 and adoption of SFAS No. 109 in 1993. See Notes 7 and 8 to the consolidated financial statements.
(5) See Note 9 to the consolidated financial statements.
(6) Citicorp suspended the dividend on its common shares on October 15, 1991 and resumed paying common dividends on April 18, 1994.
(7) 1994 periods reflect the effect of adopting FASB Interpretation No. 39, as of January 1, 1994.
(8) Based on the New York Stock Exchange composite listing.

RATIOS

                                                     1994      1993       1992
- ------------------------------------------------------------------------------
Return on Total Assets(1)(2)
    Income Before Cumulative Effects of
      Accounting Changes                            1.31%      .84%       .32%
    Net Income                                      1.29%      .97%       .32%
Return on Common Stockholders' Equity(3)(4)
    Income Before Cumulative Effects of
      Accounting Changes                            26.3%     17.7%       6.5%
    Net Income                                      25.8%     21.1%       6.5%
Return on Total Stockholders' Equity(4)(5)
    Income Before Cumulative Effects of
      Accounting Changes                            21.8%     15.3%       7.2%
    Net Income                                      21.4%     17.7%       7.2%
Average Common Stockholders' Equity as a
    Percentage of Average Total Assets(2)(4)        4.47%     3.95%      3.39%
Average Total Stockholders' Equity as a
    Percentage of Average Total Assets(2)(4)        6.02%     5.48%      4.45%
Dividends Per Common Share as a Percentage
    of Income Per Common Share(6)
    Income Before Cumulative Effects of
      Accounting Changes                            7.03%       --         --
    Net Income                                      7.15%       --         --
- ------------------------------------------------------------------------------

(1) Based on net income as a percentage of average total assets.
(2) 1994 reflects the effect of adopting FASB Interpretation No. 39.
(3) Based on net income less total preferred stock dividends as a percentage of average common stockholders' equity.
(4) 1994 reflects the effect of adopting SFAS No. 115.
(5) Based on net income less redeemable preferred stock dividends as a percentage of average total stockholders' equity.
(6) On October 15, 1991, Citicorp suspended the dividend on its common shares and resumed paying dividends on April 18, 1994.



10-K CROSS-REFERENCE INDEX

This Annual Report and Form 10-K incorporate into a single document the requirements of the accounting profession and the Securities and Exchange Commission, including a comprehensive explanation of 1994 results.

    Certain statistical data required by the Securities and Exchange Commission is included on pages 74 through 83.

- --------------------------------------------------------------------------------
PART I                                                                      Page
Item 1   Business..................................... 4-17, 21-33, 36-39, 84-86
Item 2   Properties.......................................................... 86
Item 3   Legal Proceedings................................................... 71
Item 4   Not Applicable
- --------------------------------------------------------------------------------
PART II
Item 5   Market for the Registrant's Common Equity
         and Related Stockholder Matters............................. 72, 74, 91
Item 6   Selected Financial Data............................................. 41
Item 7   Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations................................. 4-17, 22-46, 72, 73, 83, 86
Item 8   Financial Statements and Supplementary Data...................... 48-83
Item 9   Not Applicable
- --------------------------------------------------------------------------------
PART III
Item 10   Directors and Executive Officers of the
          Registrant.......................................................... *
Item 11   Executive Compensation.............................................. *
Item 12   Security Ownership of Certain Beneficial
          Owners and Management............................................... *
Item 13   Certain Relationships and Related Transactions...................... *
- --------------------------------------------------------------------------------
PART IV
Item 14   Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K............................................ 87
- --------------------------------------------------------------------------------
* Citicorp's 1995 Proxy Statement is incorporated herein by reference. Such incorporation by reference shall not include the information referred to in
  Item 402(a)(8) of Regulation S-K.

FINANCIAL DATA SUPPLEMENT

AVERAGE BALANCES AND INTEREST RATES, Taxable Equivalent Basis(1)(2)[continued on next page]

                                                                                           Citicorp and Subsidiaries
Dollars In Millions                                                                                             1994
- --------------------------------------------------------------------------------------------------------------------
          Interest Revenue                                                       Average                   % Average
                     Loans      Consumer Loans                                    Volume      Interest          Rate
                                                                                ------------------------------------
          (Net of Unearned      In U.S. Offices                                 $ 44,290       $ 4,544         10.26
                   Income)(3)   In Offices Outside the U.S.(4)                    42,555         5,309         12.48
                                                                                ------------------------------------
                                        Total Consumer Loans                      86,845         9,853         11.35
                                                                                ------------------------------------
                                Commercial Loans
                                In U.S. Offices
                                    Commercial and Industrial                     10,284           770          7.49
                                    Mortgage and Real Estate                       6,628           409          6.17
                                    Loans to Financial Institutions                  438            17          3.88
                                    Lease Financing                                3,481           238          6.84
                                In Offices Outside the U.S.(4)                    34,397         4,954         14.40
                                                                                ------------------------------------
                                        Total Commercial Loans                    55,228         6,388         11.57
                                                                                ------------------------------------
                                        Total Loans                              142,073        16,241         11.43
                                                                                ------------------------------------
    Federal Funds Sold and      In U.S. Offices                                   14,924           593          3.97
         Resale Agreements      In Offices Outside the U.S.(4)                     2,725         2,725        100.00
                                                                                ------------------------------------
                                        Total                                     17,649         3,318         18.80
                                                                                ------------------------------------
                Securities(5)   At Cost/Lower of Cost or Market(6)
                                In U.S. Offices
                                    Taxable                                        1,962           114          5.81
                                    Exempt from U.S. Income Tax                       --            --            --
                                In Offices Outside the U.S.(4)                     3,173           204          6.43
                                                                                ------------------------------------
                                        Total                                      5,135           318          6.19
                                                                                ------------------------------------
                                At Fair Value(6)
                                In U.S. Offices
                                    Taxable                                        4,263           179          4.20
                                    Exempt from U.S. Income Tax                    1,297            90          6.94
                                In Offices Outside the U.S.(4)                     7,868           702          8.92
                                                                                ------------------------------------
                                        Total                                     13,428           971          7.23
                                                                                ------------------------------------
                                        Total Securities                          18,563         1,289          6.94
                                                                                ------------------------------------
           Trading Account      In U.S. Offices                                   14,210           862          6.07
                    Assets      In Offices Outside the U.S.(4)                    11,214         1,234         11.00
                                                                                ------------------------------------
                                        Total                                     25,424         2,096          8.24
                                                                                ------------------------------------
 Deposits at Interest with      Principally in Offices Outside the U.S.(3)(4)      9,609           895          9.31
                     Banks                                                      ------------------------------------
                                Interest-Earning Assets                          213,318       $23,839         11.18
                                Non-Interest-Earning Assets(7)                    47,686
                                                                                ------------------------------------
                                Total Assets                                    $261,004
                                ------------------------------------------------------------------------------------
          Interest Expense      In U.S. Offices
                  Deposits          Savings Deposits(8)                         $ 25,935       $   545          2.10
                                    Negotiable Certificates of Deposit             1,102            88          7.99
                                    Other Time Deposits                           10,046           558          5.55
                                In Offices Outside the U.S.(4)                    98,536         7,805          7.92
                                                                                ------------------------------------
                                        Total                                    135,619         8,996          6.63
                                                                                ------------------------------------
           Trading Account      In U.S. Offices                                    3,052           174          5.70
               Liabilities      In Offices Outside the U.S.(4)                     1,641            93          5.67
                                                                                ------------------------------------
                                        Total                                      4,693           267          5.69
                                                                                ------------------------------------
       Purchased Funds and      In U.S. Offices                                   25,613         1,238          4.83
          Other Borrowings(5)   In Offices Outside the U.S.(4)                     7,173         2,701         37.66
                                                                                ------------------------------------
                                        Total                                     32,786         3,939         12.01
                                                                                ------------------------------------
        Long-Term Debt and      In U.S. Offices                                   14,240           856          6.01
Subordinated Capital Notes(5)   In Offices Outside the U.S.(4)                     2,724           844         30.98
                                                                                ------------------------------------
                                        Total                                     16,964         1,700         10.02
                                                                                ------------------------------------
                                Total Interest-Bearing Liabilities               190,062       $14,902          7.84
                                Demand Deposits in U.S. Offices                   12,363
                                Other Non-Interest-Bearing Liabilities(7)         42,878
                                Total Stockholders' Equity                        15,701
                                                                                ------------------------------------
                                Total Liabilities and Stockholders' Equity      $261,004
                                ------------------------------------------------------------------------------------
      NET INTEREST REVENUE
        AS A PERCENTAGE OF      In U.S. Offices(9)                              $101,777       $ 3,896          3.83
         AVERAGE INTEREST-      In Offices Outside the U.S.(9)                   111,541         5,041          4.52
                                                                                ------------------------------------
            EARNING ASSETS      Total                                           $213,318       $ 8,937          4.19
- --------------------------------------------------------------------------------------------------------------------

(1) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35% for 1994 and 1993 and 34% for 1992.
(2) Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3) Loans and interest-bearing deposits in the table above include cash-basis loans and cash-basis bank placements, respectively.
(4) Average rates in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain Latin American countries.
(5) Reclassified to conform to the 1994 presentation.

AVERAGE BALANCES AND INTEREST RATES, Taxable Equivalent Basis(1)(2)[continued from previous page]

                                                                                            Citicorp and Subsidiaries
Dollars In Millions                                                                                              1993
- ---------------------------------------------------------------------------------------------------------------------
          Interest Revenue                                                          Average                 % Average
                     Loans      Consumer Loans                                       Volume     Interest         Rate
                                                                                   ----------------------------------
          (Net of Unearned      In U.S. Offices                                    $ 44,549      $ 4,325         9.71
                   Income)(3)   In Offices Outside the U.S.(4)                       36,885        4,758        12.90
                                                                                   ----------------------------------
                                        Total Consumer Loans                         81,434        9,083        11.15
                                                                                   ----------------------------------
                                Commercial Loans
                                In U.S. Offices
                                    Commercial and Industrial                        10,279          677         6.59
                                    Mortgage and Real Estate                          8,420          405         4.81
                                    Loans to Financial Institutions                     467           12         2.57
                                    Lease Financing                                   3,537          266         7.52
                                In Offices Outside the U.S.(4)                       34,871        5,971        17.12
                                                                                   ----------------------------------
                                        Total Commercial Loans                       57,574        7,331        12.73
                                                                                   ----------------------------------
                                        Total Loans                                 139,008       16,414        11.81
                                                                                   ----------------------------------
    Federal Funds Sold and      In U.S. Offices                                      11,733          354         3.02
         Resale Agreements      In Offices Outside the U.S.(4)                        2,105        2,598       123.42
                                                                                   ----------------------------------
                                        Total                                        13,838        2,952        21.33
                                                                                   ----------------------------------
                Securities(5)   At Cost/Lower of Cost or Market(6)
                                In U.S. Offices
                                    Taxable                                           4,511          244         5.41
                                    Exempt from U.S. Income Tax                         178           11         6.18
                                In Offices Outside the U.S.(4)                        7,269          651         8.96
                                                                                   ----------------------------------
                                        Total                                        11,958          906         7.58
                                                                                   ----------------------------------
                                At Fair Value(6)
                                In U.S. Offices
                                    Taxable                                           1,168           46         3.94
                                    Exempt from U.S. Income Tax                          --           --           --
                                In Offices Outside the U.S.(4)                          219            4         1.83
                                                                                   ----------------------------------
                                        Total                                         1,387           50         3.60
                                                                                   ----------------------------------
                                        Total Securities                             13,345          956         7.16
                                                                                   ----------------------------------
           Trading Account      In U.S. Offices                                      13,440          716         5.33
                    Assets      In Offices Outside the U.S.(4)                        9,910        1,772        17.88
                                                                                   ----------------------------------
                                        Total                                        23,350        2,488        10.66
                                                                                   ----------------------------------
 Deposits at Interest with      Principally in Offices Outside the U.S.(3)(4)         9,075        1,016        11.20
                     Banks                                                         ----------------------------------
                                Interest-Earning Assets                             198,616      $23,826        12.00
                                Non-Interest-Earning Assets(7)                       29,624
                                                                                   ----------------------------------
                                Total Assets                                       $228,240
                                -------------------------------------------------------------------------------------
          Interest Expense      In U.S. Offices
                  Deposits          Savings Deposits(8)                            $ 26,349      $   491         1.86
                                    Negotiable Certificates of Deposit                1,433           89         6.21
                                    Other Time Deposits                              12,569          801         6.37
                                In Offices Outside the U.S.(4)                       89,064        8,416         9.45
                                                                                   ----------------------------------
                                        Total                                       129,415        9,797         7.57
                                                                                   ----------------------------------
           Trading Account      In U.S. Offices                                       2,082          116         5.57
               Liabilities      In Offices Outside the U.S.(4)                        1,509           79         5.24
                                                                                   ----------------------------------
                                        Total                                         3,591          195         5.43
                                                                                   ----------------------------------
       Purchased Funds and      In U.S. Offices                                      20,074          885         4.41
          Other Borrowings(5)   In Offices Outside the U.S.(4)                        6,602        3,270        49.53
                                                                                   ----------------------------------
                                        Total                                        26,676        4,155        15.58
                                                                                   ----------------------------------
        Long-Term Debt and      In U.S. Offices                                      16,110          952         5.91
Subordinated Capital Notes(5)   In Offices Outside the U.S.(4)                        2,725        1,022        37.50
                                                                                   ----------------------------------
                                        Total                                        18,835        1,974        10.48
                                                                                   ----------------------------------
                                Total Interest-Bearing Liabilities                 $178,517      $16,121         9.03
                                Demand Deposits in U.S. Offices                      11,992
                                Other Non-Interest-Bearing Liabilities(7)            25,220
                                Total Stockholders' Equity                           12,511
                                                                                   ----------------------------------
                                Total Liabilities and Stockholders' Equity         $228,240
                                -------------------------------------------------------------------------------------
      NET INTEREST REVENUE
        AS A PERCENTAGE OF      In U.S. Offices(9)                                 $ 98,282      $ 3,396         3.46
         AVERAGE INTEREST-      In Offices Outside the U.S.(9)                      100,334        4,309         4.29
                                                                                   ----------------------------------
            EARNING ASSETS      Total                                              $198,616      $ 7,705         3.88
- ---------------------------------------------------------------------------------------------------------------------
                                                                                            Citicorp and Subsidiaries
Dollars In Millions                                                                                              1992
- ---------------------------------------------------------------------------------------------------------------------
          Interest Revenue                                                          Average                 % Average
                     Loans      Consumer Loans                                       Volume     Interest         Rate
                                                                                   ----------------------------------
          (Net of Unearned      In U.S. Offices                                    $ 53,869      $ 5,654        10.50
                   Income)(3)   In Offices Outside the U.S.(4)                       34,979        4,753        13.59
                                                                                   ----------------------------------
                                        Total Consumer Loans                         88,848       10,407        11.71
                                                                                   ----------------------------------
                                Commercial Loans
                                In U.S. Offices
                                    Commercial and Industrial                        11,561          782         6.76
                                    Mortgage and Real Estate                         10,376          544         5.24
                                    Loans to Financial Institutions                     403           21         5.21
                                    Lease Financing                                   3,636          308         8.47
                                In Offices Outside the U.S.(4)                       33,123        6,423        19.39
                                                                                   ----------------------------------
                                        Total Commercial Loans                       59,099        8,078        13.67
                                                                                   ----------------------------------
                                        Total Loans                                 147,947       18,485        12.49
                                                                                   ----------------------------------
    Federal Funds Sold and      In U.S. Offices                                       7,833          275         3.51
         Resale Agreements      In Offices Outside the U.S.(4)                        1,701        1,118        65.73
                                                                                   ----------------------------------
                                        Total                                         9,534        1,393        14.61
                                                                                   ----------------------------------
                Securities(5)   At Cost/Lower of Cost or Market(6)
                                In U.S. Offices
                                    Taxable                                           4,888          274         5.61
                                    Exempt from U.S. Income Tax                          82            7         8.54
                                In Offices Outside the U.S.(4)                        6,372          574         9.01
                                                                                   ----------------------------------
                                        Total                                        11,342          855         7.54
                                                                                   ----------------------------------
                                At Fair Value(6)
                                In U.S. Offices
                                    Taxable                                           1,114           16         1.44
                                    Exempt from U.S. Income Tax                          --           --           --
                                In Offices Outside the U.S.(4)                          272           10         3.68
                                                                                   ----------------------------------
                                        Total                                         1,386           26         1.88
                                                                                   ----------------------------------
                                        Total Securities                             12,728          881         6.92
                                                                                   ----------------------------------
           Trading Account      In U.S. Offices                                      12,185          733         6.02
                    Assets      In Offices Outside the U.S.(4)                        7,414        1,281        17.28
                                                                                   ----------------------------------
                                        Total                                        19,599        2,014        10.28
                                                                                   ----------------------------------
 Deposits at Interest with      Principally in Offices Outside the U.S.(3)(4)         9,185        1,029        11.20
                     Banks                                                         ----------------------------------
                                Interest-Earning Assets                             198,993      $23,802        11.96
                                Non-Interest-Earning Assets(7)                       26,808
                                                                                   ----------------------------------
                                Total Assets                                       $225,801
                                -------------------------------------------------------------------------------------
          Interest Expense      In U.S. Offices
                  Deposits          Savings Deposits(8)                            $ 26,525      $   753         2.84
                                    Negotiable Certificates of Deposit                2,046          148         7.23
                                    Other Time Deposits                              18,249        1,322         7.24
                                In Offices Outside the U.S.(4)                       86,792        8,235         9.49
                                                                                   ----------------------------------
                                        Total                                       133,612       10,458         7.83
                                                                                   ----------------------------------
           Trading Account      In U.S. Offices                                       2,163          131         6.06
               Liabilities      In Offices Outside the U.S.(4)                          752           44         5.85
                                                                                   ----------------------------------
                                        Total                                         2,915          175         6.00
                                                                                   ----------------------------------
       Purchased Funds and      In U.S. Offices                                      17,449          908         5.20
          Other Borrowings(5)   In Offices Outside the U.S.(4)                        6,523        2,506        38.42
                                                                                   ----------------------------------
                                        Total                                        23,972        3,414        14.24
                                                                                   ----------------------------------
        Long-Term Debt and      In U.S. Offices                                      18,612        1,257         6.75
Subordinated Capital Notes(5)   In Offices Outside the U.S.(4)                        3,434        1,023        29.79
                                                                                   ----------------------------------
                                        Total                                        22,046        2,280        10.34
                                                                                   ----------------------------------
                                Total Interest-Bearing Liabilities                 $182,545      $16,327         8.94
                                Demand Deposits in U.S. Offices                      10,992
                                Other Non-Interest-Bearing Liabilities(7)            22,223
                                Total Stockholders' Equity                           10,041
                                                                                   ----------------------------------
                                Total Liabilities and Stockholders' Equity         $225,801
                                -------------------------------------------------------------------------------------
      NET INTEREST REVENUE
        AS A PERCENTAGE OF      In U.S. Offices(9)                                 $106,180      $ 3,573         3.37
         AVERAGE INTEREST-      In Offices Outside the U.S.(9)                       92,813        3,902         4.20
                                                                                   ----------------------------------
            EARNING ASSETS      Total                                              $198,993      $ 7,475         3.76
- ---------------------------------------------------------------------------------------------------------------------

(1) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35% for 1994 and 1993 and 34% for 1992.
(2) Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3) Loans and interest-bearing deposits in the table above include cash-basis loans and cash-basis bank placements, respectively.
(4) Average rates in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain Latin American countries.
(5) Reclassified to conform to the 1994 presentation.
(6) 1994 amounts reflect the effect of adopting SFAS No. 115.
(7) Gross unrealized gains and losses on off-balance sheet trading positions related to the implementation of FASB Interpretation No. 39 in the 1994 period are reported in non-interest-earning assets and non-interest bearing liabilities, respectively.
(8) Savings deposits consist of Insured Money Market Rate accounts, NOW accounts, and other savings deposits.
(9) Includes appropriate allocations for capital and funding costs based on the location of the asset.

ANALYSIS OF CHANGES IN NET INTEREST REVENUE


Taxable Equivalent Basis(1)                                         1994 vs 1993                              1993 vs 1992
- --------------------------------------------------------------------------------------------------------------------------
                                                Increase (Decrease)                       Increase (Decrease)
                                                  Due to Change in:                         Due to Change in:
                                               --------------------                      --------------------
                                               Average      Average          Net         Average      Average          Net
In Millions of Dollars                          Volume         Rate       Change(2)       Volume         Rate       Change(2)
- --------------------------------------------------------------------------------         ---------------------------------
Loans--Consumer
In U.S. Offices                                $   (25)     $   244      $   219         $  (927)     $  (402)     $(1,329)
In Offices Outside the U.S.                        711         (160)         551             252         (247)           5
                                               -------      -------      -------         -------      -------      -------
    Total                                          686           84          770            (675)        (649)      (1,324)
                                               -------      -------      -------         -------      -------      -------
Loans--Commercial
In U.S. Offices                                   (118)         192           74            (200)         (95)        (295)
In Offices Outside the U.S.                        (80)        (937)      (1,017)            327         (779)        (452)
                                               -------      -------      -------         -------      -------      -------
    Total                                         (198)        (745)        (943)            127         (874)        (747)
                                               -------      -------      -------         -------      -------      -------
        Total Loans                                488         (661)        (173)           (548)      (1,523)      (2,071)
                                               -------      -------      -------         -------      -------      -------
Federal Funds Sold and Resale Agreements
In U.S. Offices                                    110          129          239             122          (43)          79
In Offices Outside the U.S.                        677         (550)         127             315        1,165        1,480
                                               -------      -------      -------         -------      -------      -------
    Total                                          787         (421)         366             437        1,122        1,559
                                               -------      -------      -------         -------      -------      -------
Securities
In U.S. Offices                                     85           (3)          82             (11)          15            4
In Offices Outside the U.S.                        294          (43)         251              74           (3)          71
                                               -------      -------      -------         -------      -------      -------
    Total                                          379          (46)         333              63           12           75
                                               -------      -------      -------         -------      -------      -------
Trading Account Assets
In U.S. Offices                                     43          103          146              71          (88)         (17)
In Offices Outside the U.S.                        210         (748)        (538)            445           46          491
                                               -------      -------      -------         -------      -------      -------
    Total                                          253         (645)        (392)            516          (42)         474
                                               -------      -------      -------         -------      -------      -------
Deposits at Interest with Banks
Principally in Offices Outside the U.S.             57         (178)        (121)            (12)          (1)         (13)
                                               -------      -------      -------         -------      -------      -------
TOTAL INTEREST REVENUE                         $ 1,964      $(1,951)     $    13         $   456      $  (432)     $    24
- --------------------------------------------------------------------------------------------------------------------------
Deposits
In U.S. Offices                                $  (108)     $   (82)     $  (190)        $  (279)     $  (563)     $  (842)
In Offices Outside the U.S.                        838       (1,449)        (611)            215          (34)         181
                                               -------      -------      -------         -------      -------      -------
    Total                                          730       (1,531)        (801)            (64)        (597)        (661)
                                               -------      -------      -------         -------      -------      -------
Trading Account Liabilities
In U.S. Offices                                     55            3           58              (5)         (10)         (15)
In Offices Outside the U.S.                          7            7           14              40           (5)          35
                                               -------      -------      -------         -------      -------      -------
    Total                                           62           10           72              35          (15)          20
                                               -------      -------      -------         -------      -------      -------
Purchased Funds and Other Borrowings
In U.S. Offices                                    262           91          353             126         (149)         (23)
In Offices Outside the U.S.                        264         (833)        (569)             31          733          764
                                               -------      -------      -------         -------      -------      -------
    Total                                          526         (742)        (216)            157          584          741
                                               -------      -------      -------         -------      -------      -------
Long-Term Debt and Subordinated Capital Notes
In U.S. Offices                                   (112)          16          (96)           (158)        (147)        (305)
In Offices Outside the U.S.                         --         (178)        (178)           (235)         234           (1)
                                               -------      -------      -------         -------      -------      -------
    Total                                         (112)        (162)        (274)           (393)          87         (306)
                                               -------      -------      -------         -------      -------      -------
TOTAL INTEREST EXPENSE                         $ 1,206      $(2,425)     $(1,219)        $  (265)     $    59      $  (206)
- --------------------------------------------------------------------------------------------------------------------------
NET INTEREST REVENUE                           $   758      $   474      $ 1,232         $   721      $  (491)     $   230
- --------------------------------------------------------------------------------------------------------------------------

(1) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35% for 1994 and 1993 and 34% for 1992.
(2) Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change."

LOANS OUTSTANDING


In Millions of Dollars at Year-End                 1994         1993         1992         1991         1990
- -----------------------------------------------------------------------------------------------------------
Consumer Loans
In U.S. Offices
  Mortgage and Real Estate(1)(2)               $ 21,089     $ 22,719     $ 26,140     $ 30,833     $ 32,824
  Installment, Revolving Credit, and Other       29,523       22,490       21,509       26,743       29,984
  Lease Financing                                    32          152          353          576          806
                                               --------     --------     --------     --------     --------
                                                 50,644       45,361       48,002       58,152       63,614
                                               --------     --------     --------     --------     --------
In Offices Outside the U.S.
  Mortgages and Real Estate(1)                   16,830       13,908       12,863       13,124       12,412
  Installment, Revolving Credit and Other        29,303       25,355       23,011       21,018       19,919
  Lease Financing                                   732          672          746          890        1,164
                                               --------     --------     --------     --------     --------
                                                 46,865       39,935       36,620       35,032       33,495
                                               --------     --------     --------     --------     --------
                                                 97,509       85,296       84,622       93,184       97,109
Unearned Income                                    (909)        (942)      (1,169)      (1,645)      (1,973)
                                               --------     --------     --------     --------     --------
Consumer Loans--Net                              96,600       84,354       83,453       91,539       95,136
                                               --------     --------     --------     --------     --------
Commercial Loans
In U.S. Offices
  Commercial and Industrial(3)                   10,236        8,969       10,168       11,792       12,831
  Mortgage and Real Estate(1)                     5,616        7,440        9,194       11,452       13,103
  Loans to Financial Institutions                   297          269          271          528          414
  Lease Financing                                 3,271        3,541        3,547        3,554        3,183
                                               --------     --------     --------     --------     --------
                                                 19,420       20,219       23,180       27,326       29,531
                                               --------     --------     --------     --------     --------
In Offices Outside the U.S.
  Commercial and Industrial(3)                   27,120       23,624       21,332       19,015       19,125
  Mortgage and Real Estate(1)                     1,995        2,201        2,657        4,234        4,350
  Loans to Financial Institutions                 3,263        3,123        3,300        3,047        2,617
  Governments and Official Institutions           3,265        4,807        5,055        4,881        4,586
  Lease Financing                                   934          800          927        1,150        1,253
                                               --------     --------     --------     --------     --------
                                                 36,577       34,555       33,271       32,327       31,931
                                               --------     --------     --------     --------     --------
                                                 55,997       54,774       56,451       59,653       61,462
Unearned Income                                    (177)        (161)        (194)        (248)        (290)
                                               --------     --------     --------     --------     --------
Commercial Loans--Net                            55,820       54,613       56,257       59,405       61,172
                                               --------     --------     --------     --------     --------
Total Loans--Net of Unearned Income            $152,420     $138,967     $139,710     $150,944     $156,308
- -----------------------------------------------------------------------------------------------------------

(1) Loans secured primarily by real estate.
(2) Includes commercial real estate loans related to community banking and private banking activities.
(3) Includes loans not otherwise separately categorized.

CASH-BASIS, RENEGOTIATED AND PAST DUE LOANS(1)


In Millions of Dollars at Year-End                                        1994         1993         1992         1991         1990
- ----------------------------------------------------------------------------------------------------------------------------------
Commercial Cash-Basis Loans
In U.S. Offices(2)                                                      $  972       $1,744       $3,169       $4,211       $3,797
In Offices Outside the U.S., Excluding Refinancing Countries(2)            413          730          953        1,417        1,340
In Refinancing Countries(3)                                                104        1,041        1,302        1,734        3,460
                                                                        ------       ------       ------       ------       ------
Total Commercial Cash-Basis Loans                                       $1,489       $3,515       $5,424       $7,362       $8,597
- ----------------------------------------------------------------------------------------------------------------------------------
Commercial Renegotiated Loans(2)
In U.S. Offices                                                         $  563       $  641       $  267       $   67       $   27
In Offices Outside the U.S.                                                155           67           56           17           15
                                                                        ------       ------       ------       ------       ------
Total Commercial Renegotiated Loans                                     $  718       $  708       $  323       $   84       $   42
- ----------------------------------------------------------------------------------------------------------------------------------
Consumer Loans on Which Accrual of Interest has been Suspended
In U.S. Offices                                                         $1,473       $1,915       $2,280       $2,802       $2,102
In Offices Outside the U.S.                                              1,066          948          849          692          576
                                                                        ------       ------       ------       ------       ------
Total Consumer Loans on Which Accrual of Interest has been Suspended    $2,539       $2,863       $3,129       $3,494       $2,678
- ----------------------------------------------------------------------------------------------------------------------------------
Accruing Loans 90 or More Days Delinquent(4)
In U.S. Offices                                                         $  415       $  635       $  671       $  755       $  650
In Offices Outside the U.S.                                                460          421          382          399          437
                                                                        ------       ------       ------       ------       ------
Total Accruing Loans 90 or More Days Delinquent                         $  875       $1,056       $1,053       $1,154       $1,087
- ----------------------------------------------------------------------------------------------------------------------------------

(1) Loan commitments and standby letters of credit to North America Commercial Real Estate borrowers or projects experiencing financial difficulties are not included in this table. Refer to discussion on page 31.
(2) Refer to discussion of cash-basis and renegotiated commercial loans on pages 29 through 31.
(3) Refer to Cross-Border Refinancing portfolio on page 32.
(4) Primarily consumer loans. Refer to discussion of consumer loan portfolio on pages 27 and 28.

Cross-Border and Non-Local Currency Outstandings
In Countries with Outstandings Exceeding 1% of Total Assets(1)(2)(3)(4)

                                                                                                  1994           1993           1992
- ------------------------------------------------------------------------------------------------------------------------------------
                                                      Cross-Border and
                                                             Non-Local
                                                       Currency Claims     Investments
                                                      on Third Parties          in and
- ----------------------------------------------------------------------      Funding of
                                              Public   Private          Local Citicorp           Total          Total          Total
In Billions of Dollars at Year-End   Banks    Sector    Sector   Total      Franchises    Outstandings   Outstandings   Outstandings
- ------------------------------------------------------------------------------------------------------------------------------------
United Kingdom                        $0.3      $0.1      $3.2    $3.6            $3.1            $6.7           $7.7           $6.2
Mexico                                  --       2.3       0.9     3.2             0.9(5)          4.1            3.9            3.4
Brazil                                 0.3       2.0       1.0     3.3             0.7(5)          4.0            2.4            2.2
Japan                                  0.1       0.1       1.4     1.6             0.4             2.0            2.8            2.7
Canada                                  --       0.1       0.8     0.9             0.8             1.7            2.1            2.8
- ------------------------------------------------------------------------------------------------------------------------------------

(1) Cross-border and non-local currency outstandings are presented on a regulatory basis and include cross-border and non-local currency claims on third parties (including local-dollar claims funded with locally generated dollar liabilities) as well as investments in and funding of local Citicorp franchises.
(2) Cross-border and non-local currency claims on third parties (trade, short-term and medium- and long-term claims) include loans, securities, deposits at interest with banks, and other monetary assets, as well as investments in affiliates. Adjustments have been made to assign externally guaranteed outstandings to the country of the guarantor and outstandings for which tangible, liquid collateral is held outside of the obligor's country to the country in which the collateral is held. For securities received as collateral, outstandings are assigned to the domicile of the issuer of the securities.
(3) Legally binding cross-border and non-local currency commitments, including irrevocable letters of credit and commitments to extend credit, after adjustments to assign externally guaranteed commitments to the country of the guarantor, amounted to $5.3 billion in the United Kingdom, $0.1 billion in Brazil, $0.9 billion in Japan, and $0.9 billion in Canada at December 31, 1994. Commitments were less than $0.1 billion in Mexico.
(4) At December 31, 1994, cross-border and non-local currency outstandings in Argentina ($2.5 billion), Australia ($2.2 billion), Singapore ($2.0 billion), and Japan were between .75% and 1.0% of total assets. At December 31, 1993, the only such countries were Canada, Germany ($2.1 billion), and Argentina ($2.0 billion). At December 31, 1992, the only such countries were Germany ($2.1 billion), and Argentina ($1.7 billion).
(5) Includes local currency claims funded with non-local currency liabilities where the funds provider agrees that, in the event their claim cannot be repaid in U.S. dollars or other non-local currency due to a sovereign event, they will accept payment in local currency or wait to receive the non-local currency until such time as it becomes available. Such amounts at December 31, 1994 were $0.6 billion in Mexico and $0.3 billion in Brazil.

Cross-Border and Non-Local Currency Claims on Third Parties

                                                                               Public    Private      1994      1993      1992
In Billions of Dollars at Year-End                                   Banks     Sector     Sector     Total     Total     Total
- ------------------------------------------------------------------------------------------------------------------------------
Organization for Economic Cooperation and Development ("OECD")(1)     $1.5       $3.7      $11.0     $16.2     $14.6     $11.7
NON-OECD
  Latin America(1)(2)(3)                                               0.4        3.6        3.9       7.9       8.3       7.6
  Asia                                                                 0.8        0.8        4.6       6.2       5.0       4.1
  Other                                                                0.8        1.0        0.5       2.3       2.4       2.1
                                                                      ----       ----      -----     -----     -----     -----
Total(4)                                                              $3.5       $9.1      $20.0     $32.6     $30.3     $25.5
- ------------------------------------------------------------------------------------------------------------------------------

(1) Includes Mexico as an OECD country in 1994 ($3.2 billion at year-end 1994) and as a non-OECD country in 1993 and 1992 ($2.6 billion at year-ends 1993 and 1992). Includes medium- and long-term claims on the public sector of $2.0 billion for all periods presented.
(2) Includes $3.3 billion in Brazil at December 31, 1994 ($1.8 billion and $1.6 billion at year-end 1993 and 1992, respectively). Amounts at year-end 1994 include $2.0 billion of securities received in exchange for outstandings pursuant to the refinancing agreement completed in the year. The increase during 1994 principally reflects securities received, increased values recognized, and New Money Bonds purchased as a result of the refinancing agreement, as well as subsequent increases in the fair value of available-for-sale securities and higher trade and short-term claims.
(3) Includes $2.2 billion in Argentina at December 31, 1994 ($1.7 billion and $1.2 billion at year-end 1993 and 1992, respectively). Amounts at year-end 1994 include $1.3 billion of local-dollar claims funded by local-dollar liabilities ($0.9 billion and $0.6 billion at year-end 1993 and 1992, respectively).
(4) Total amounts include investments in affiliates of $1.1 billion at December 31, 1994 ($1.0 billion and $0.6 billion at year-end 1993 and 1992, respectively).

DETAILS OF CREDIT LOSS EXPERIENCE


In Millions of Dollars                                                    1994         1993         1992         1991        1990
- ---------------------------------------------------------------------------------------------------------------------------------
Allowance for Credit Losses at Beginning of Year                        $4,379       $3,859       $3,308       $4,451      $4,729
                                                                        ------       ------       ------       ------      ------
Additions
Provision for Credit Losses                                              1,881        2,600        4,146        3,890       2,662

Deductions
Gross Credit Losses
Consumer(1)
  In U.S. Offices                                                        1,120        1,245        1,744        1,670       1,309
  In Offices Outside the U.S.                                              594          504          494          460         369
Commercial
  Mortgage and Real Estate:
    In U.S. Offices                                                        200          333          813          511         228
    In Offices Outside the U.S.                                             48          132          249          314          55
  Governments and Official Institutions (in Offices Outside the U.S.)       --          131           40        1,212         534
  Loans to Financial Institutions:
    In U.S. Offices                                                         --           --           --          171          --
    In Offices Outside the U.S.                                             --            9            2           19         104
  Commercial and Industrial:
    In U.S. Offices                                                         57          148          408          271         271
    In Offices Outside the U.S.                                             64          175          305          735         470
                                                                        ------       ------       ------       ------      ------
                                                                         2,083        2,677        4,055        5,363       3,340
                                                                        ------       ------       ------       ------      ------
Credit Recoveries
Consumer(1)
    In U.S. Offices                                                        214          207          189          202         216
    In Offices Outside the U.S.                                            147          132          130          125         102
Commercial
  Mortgage and Real Estate:
    In U.S. Offices                                                         15           48           4            --          --
    In Offices Outside the U.S.                                              8            8           1            10          --
  Governments and Official Institutions (in Offices Outside the U.S.)      240           42          13            10          --
  Loans to Financial Institutions (in Offices Outside the U.S.)              3           22          10             5           1
  Commercial and Industrial:
    In U.S. Offices                                                         64           54          37            12          68
    In Offices Outside the U.S.                                            248          105          95            65          90
                                                                        ------       ------      ------        ------      ------
                                                                           939          618         479           429         477
                                                                        ------       ------      ------        ------      ------
Net Credit Losses
    In U.S. Offices                                                      1,084        1,417       2,735         2,409       1,524
    In Offices Outside the U.S.                                             60          642         841         2,525       1,339
                                                                        ------       ------      ------        ------      ------
                                                                         1,144        2,059       3,576         4,934       2,863
                                                                        ------       ------      ------        ------      ------
Other-Net(2)                                                                39          (21)        (19)          (99)        (77)
                                                                        ------       ------      ------        ------      ------
Allowance for Credit Losses at End of Year                              $5,155       $4,379      $3,859        $3,308      $4,451
- ---------------------------------------------------------------------------------------------------------------------------------
  Net Consumer Credit Losses                                            $1,353       $1,410      $1,919        $1,803      $1,360
    As a Percentage of Average Consumer Loans                             1.56         1.73        2.16          1.97        1.43

  Net Commercial Credit Losses (Recoveries)                               (209)         649       1,657         3,131       1,503
    As a Percentage of Average Commercial Loans                             NM         1.13        2.80          5.13        2.35
- ---------------------------------------------------------------------------------------------------------------------------------

(1) Consumer credit losses and recoveries primarily relate to installment and revolving credit loans.
(2) Includes foreign exchange effects and net transfers (to) from the reserve for Global Consumer sold portfolios.
NM  For 1994 not meaningful as recoveries result in a negative percentage.

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES
Maturities of the Gross Commercial Loan Portfolio as of December 31, 1994

                                                                             Due    Over 1 but
                                                                          Within        Within         Over
In Millions of Dollars                                                    1 Year       5 Years      5 Years        Total
- ------------------------------------------------------------------------------------------------------------------------
In U.S. Offices
  Commercial and Industrial Loans(1)                                     $ 3,561       $ 4,535       $2,140      $10,236
  Mortgage and Real Estate(2)                                              1,968         3,048          600        5,616
  Loans to Financial Institutions                                            109           124           64          297
  Lease Financing                                                            795         1,671          805        3,271
In Offices Outside the U.S.                                               25,459         7,638        3,480       36,577
                                                                         -------       -------       ------      -------
Total                                                                    $31,892       $17,016       $7,089      $55,997
- ------------------------------------------------------------------------------------------------------------------------
Sensitivity of Loans Due After One Year to Changes in Interest Rates
  Loans at Predetermined Interest Rates                                                $ 3,058      $ 1,756
  Loans at Floating or Adjustable Interest Rates                                        13,958        5,333
                                                                                       -------      -------
Total                                                                                  $17,016      $ 7,089
- ------------------------------------------------------------------------------------------------------------------------

(1) Includes loans not otherwise separately categorized.
(2) Loans secured primarily by real estate.


AVERAGE DEPOSIT LIABILITIES IN OFFICES OUTSIDE THE U.S.


Dollars in Millions                                    1994                            1993                           1992
- --------------------------------------------------------------------------------------------------------------------------
                                                  % Average                       % Average                      % Average
                                      Average      Interest          Average       Interest         Average       Interest
                                      Balance          Rate(1)       Balance          Rate(1)       Balance           Rate(1)
- -----------------------------------------------------------         ----------------------         -----------------------
Banks(2)                             $ 12,890         18.89          $11,978         16.83          $17,997          11.31
Other Demand Deposits                  25,671          2.31           19,553          2.69           17,372           4.36
Other Time and Savings Deposits(2)     66,695          7.16           63,260          9.28           56,865           9.57
                                     --------                        -------                        -------
Total                                $105,256          7.42          $94,791          8.88          $92,234           8.93
- --------------------------------------------------------------------------------------------------------------------------

(1) Rates reflect the impact of the local interest rates prevailing in certain Latin American countries.
(2) Primarily consists of time certificates of deposit and other time deposits in denominations of $100,000 or more.


TIME DEPOSITS IN U.S. OFFICES AS OF DECEMBER 31, 1994

                                                Certificates         Other Time
In Millions of Dollars ($100,000 or more)         of Deposit           Deposits
- -------------------------------------------------------------------------------
Under 3 Months                                        $1,279             $  525
Over 3 to 6 Months                                       393                310
Over 6 to 12 Months                                      260                 45
Over 12 Months                                           695                176
- -------------------------------------------------------------------------------


PURCHASED FUNDS AND OTHER BORROWINGS
Original Maturities of Less Than One Year


In Millions of Dollars                       1994        1993        1992
- -------------------------------------------------------------------------
Federal Funds Purchased and
 Securities Sold Under
 Repurchase Agreements(1)
Amount Outstanding at Year-End            $12,097     $ 9,649     $11,061
Average Outstanding During the Year        24,160      19,806      15,611
Maximum Outstanding at Any Month End       26,857      20,706      17,016
Commercial Paper(2)(3)
Amount Outstanding at Year-End            $ 1,520     $ 1,005     $   424
Average Outstanding During the Year         1,938         734         948
Maximum Outstanding at Any Month End        2,269       1,005       1,164
Other Funds Borrowed(4)
Amount Outstanding at Year-End            $ 7,290     $ 6,123     $ 6,635
Average Outstanding During the Year         6,688       6,135       7,414
Maximum Outstanding at Any Month End        8,157       6,995       8,209
- -------------------------------------------------------------------------

(1) Weighted-average interest rate was 4.86% during 1994, 6.08% during 1993, and 5.43% during 1992; 5.36% at year-end 1994, 3.38% at year-end 1993, and 3.10%
    at year-end 1992. Rates reflect the impact of the local interest rates prevailing in certain Latin American countries.
(2) Weighted-average interest rate was 4.44% during 1994, 3.27% during 1993, and 3.90% during 1992; 5.53% at year-end 1994, 3.31% at year-end 1993, and 3.39%
    at year-end 1992.
(3) Amounts outstanding at December 31, 1994 and 1993 include $462 million and $671 million, respectively of commercial paper issued by The Student Loan Corporation which began issuing commercial paper in November 1993.
(4) Weighted-average interest rate was 40.06% during 1994, 47.71% during 1993, and 34.92% during 1992; 13.51% at year-end 1994, 470.07% at year-end 1993, and 78.41% at year-end 1992. Rates reflect the impact of the local interest rates prevailing in certain Latin American countries.

CONSENT OF INDEPENDENT AUDITORS


[KPMG LOGO APPEARS HERE]
      Certified Public Accountants

The Board of Directors
Citicorp:

We consent to incorporation by reference of our report dated January 17, 1995 relating to the consolidated balance sheets of Citicorp and subsidiaries as of December 31, 1994 and 1993, the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994, and the related consolidated balance sheets of Citibank, N.A. and subsidiaries as of December 31, 1994 and 1993, which report appears on page 47 of the 1994 Citicorp Annual Report and Form 10-K, in the following Registration Statements: of Citicorp Nos. 2-47648, 2-58678, 2-82298, 33-21332, 33-21331, 33-41751, 33-52601, and 33-53261 on Form S-8, and
Nos. 33-38589, 33-64574, and 33-66094 on Form S-3; and of Citicorp Mortgage Securities, Inc., Citibank, N.A., and other affiliates, No. 33-66222 on Form S-3, and Nos. 33-6979, 33-6358, 33-36313, and 33-34670 on Form S-11.



New York, New York
February 24, 1995


REGULATION AND SUPERVISION

Citicorp is a bank holding company within the meaning of the U.S. Bank Holding Company Act of 1956 ("BHC Act"), and is registered as such with, and subject to examination by, the FRB. Citibank, N.A. ("Citibank") is a national bank primarily regulated by the OCC. Citicorp is also regulated by the Office of Thrift Supervision ("OTS"), which is the primary regulator of Citicorp's U.S. savings association subsidiary. The Federal Deposit Insurance Corporation ("FDIC") insures deposits at Citicorp's U.S. depository institution subsidiaries and, in that capacity, also regulates those institutions. See Note 14 to the consolidated financial statements for a discussion of the limitations on the ability of Citicorp's subsidiaries to dividend undistributed earnings to Citicorp.

     The earnings of Citicorp are affected by legislation and the actions of various regulatory authorities, including the FRB, the OCC, the FDIC, and the OTS. Citicorp's earnings are also affected by local legislative and administrative bodies in all of the jurisdictions in which Citicorp, Citibank, and their affiliates conduct business. For example, Citibank's credit card and consumer businesses in the United States are subject to numerous federal and state consumer protection laws that impose requirements on the making, enforcement, and collection of consumer loans.

     The U.S. federal and state governments may enact laws and amendments to existing laws to regulate further the banking and financial services industries or to reduce finance charges or other fees or charges applicable to such activities. For example, legislative proposals were introduced in Congress in 1994, but not acted upon, that would have imposed restrictions on the ability of U.S. banking organizations to engage in derivatives activities. Citicorp and its subsidiaries are subject to such legislative and administrative developments in all of the jurisdictions in which they conduct business. Accordingly, there can be no assurance as to whether any legislation or regulations will be adopted in the U.S. or its political subdivisions or in any other jurisdiction in which Citicorp conducts businesses that will impose additional limitations on Citicorp's operations or adversely affect its earnings. Citicorp is also affected by decisions of courts in the jurisdictions in which its subsidiaries conduct business.

     In addition, U.S. federal law imposes certain restrictions on transactions between Citicorp and its nonbank subsidiaries, on the one hand, and its federally insured depository institutions and their subsidiaries, including Citibank, on the other. Citicorp is subject, with certain exceptions, to provisions of federal law imposing limitations on, and requiring collateral for, extensions of credit by Citibank and other U.S. insured depository institutions to their nonbank affiliates.

     Within the U.S., the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") authorizes the FRB to approve an application by a bank holding company to acquire a bank in another state (in addition to acquisitions of failing banks or of banks in states currently authorizing acquisitions by out-of-state holding companies) commencing on September 29, 1995, subject to certain deposit concentration limits and the ability of states to establish minimum age requirements for banks that may be acquired by an out-of-state bank holding company. The Interstate Banking Act also authorizes banks having different home states to merge, subject to certain deposit concentration limits, with the approval of the appropriate federal bank regulatory agency. The merger authority is effective June 1, 1997, unless the home state of one of the banks, prior to that date, enacts a law that expressly prohibits interstate bank mergers, or if a home state of each participating bank expressly permits such mergers prior to that date. The Interstate Banking Act eliminated a restriction that prohibited a national bank, such as Citibank, from establishing a de novo interstate branch; such branching is permissible if the state in which the branch is to be located has expressly permitted any out-of-state bank to branch de novo into that state.

     Citicorp may acquire banks, or interests in banks, in other countries, subject to (i) local law, (ii) U.S. laws prohibiting U.S. companies from conducting business in certain countries, and (iii) FRB regulations requiring prior consent of the FRB before investing more than specified amounts in such banks or interests. Citibank is also permitted to establish branches outside the U.S., subject to local law, to U.S. laws prohibiting U.S. companies from conducting business in certain countries, and to FRB regulations requiring prior notice before establishing a branch in a country in which Citibank does not already operate a branch.

     Under the BHC Act, a bank holding company is, with limited exceptions, prohibited from (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that engages in business in the U.S. and is not a bank, or (ii) engaging in any activity other than managing or controlling banks. With the prior approval of the FRB, however, a bank holding company may own more than 5% of the voting shares of a company engaged in activities that the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In general, a bank holding company is permitted to acquire less than 20% of the voting shares of any company that does not engage in business in the U.S., and may own 20% or more of the voting shares of any such company that engages in activities that the FRB determines are usual in connection with the transaction of banking or other financial operations outside the U.S., all subject to FRB regulations that require prior consent for investments exceeding specified amounts. As a national bank, Citibank's U.S. activities are generally limited to those that the OCC determines to be banking or incidental to banking. In the U.S., Citibank and its affiliates are able to underwrite and deal in specific categories of government-issued securities and may advise and sell as broker, but may not sponsor or distribute, mutual funds. In addition, Citicorp Securities, Inc., a non-bank subsidiary of Citicorp, is authorized by the FRB to underwrite and deal, to a limited extent, subject to certain conditions, in certain other categories of debt securities. Outside the U.S., Citicorp subsidiaries are able to sponsor, distribute, and advise mutual funds and to underwrite and deal in equity securities to a limited extent, and in other securities without limitation, subject to the laws of the country in which the securities activities are conducted. The FRB, OCC, and OTS have adopted guidelines imposing restrictions on the manner in which Citicorp engages in derivatives activities and in which Citicorp sells uninsured investment products, such as mutual funds, to customers.

     Citicorp continues to provide its U.S. regulators with reports information, including its capital and operating plans, in accordance with the closer working relationship which has evolved with such regulators.

     In 1989, the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") was enacted, which, among other things, provided that a financial institution insured by the FDIC under common ownership with a failed FDIC-insured institution can be required to indemnify the FDIC for its losses resulting from the insolvency of the failed institution, even if such indemnification causes the affiliated institution also to become insolvent. Any obligations or liability owed by a subsidiary depository institution to its parent company is subordinate to the subsidiary depository institution's cross-guarantee liability with respect to commonly controlled insured depository institutions and to the rights of depositors.

     Under longstanding policy of the FRB, a bank holding company is expected to act as a source of financial strength for its subsidiary banks and to commit resources to support such banks. As a result of such policy, Citicorp may be required to commit resources to its subsidiary banks in circumstances where it might not do so, absent such policy.

     Citicorp and its insured depository institution subsidiaries are subject to risk-based capital and leverage guidelines issued by U.S. banking industry regulators for banks and bank holding companies in the United States. Pursuant to provisions of FDICIA, which, among other things, requires the federal depository institution regulatory agencies to take specific prompt actions with respect to institutions that do not meet minimum capital standards, the agencies have adopted regulations creating and defining five capital tiers, the highest of which is "well-capitalized". As of December 31, 1994, Citicorp's bank and thrift subsidiaries, including Citibank were "well capitalized." See capital analysis on pages 39 and 40.

     Legislation enacted as part of the Omnibus Budget Reconciliation Act of 1993 provides that deposits in U.S. offices and certain claims for administrative expenses and employee compensation against a U.S. insured depository institution which has failed will be afforded a priority over other general unsecured claims, including deposits in offices outside the U.S. and claims under non-depository contracts in all offices, against such an institution in the "liquidation or other resolution" of such institution by any receiver. Accordingly, such priority creditors (including the FDIC, which succeeds to the position of insured depositors) of Citicorp's insured depository institution subsidiaries will be entitled to priority over unsecured creditors in the event of a "liquidation or other resolution" of such institution. Pursuant to the Community Development and Regulatory Improvement Act of 1994, a bank is not required to repay a deposit at a branch outside the U.S. if the branch cannot repay the deposit due to an act of war, civil strife, or action taken by the government in the host country that occurred prior to September 23, 1994, unless the bank has expressly agreed in writing to effect repayment under those circumstances.

     The earnings of Citibank and its bank affiliates, and therefore the earnings of Citicorp, are affected by general economic conditions, and the conduct of monetary fiscal policy by the U.S. government in the United States and by governments in other countries in which Citicorp conducts business.

COMPETITION

Citicorp, Citibank, and their subsidiaries and affiliates are subject to intense competition in all aspects of their businesses from both bank and non-bank institutions that provide financial services and, in some of their activities, from government agencies.

PROPERTIES

The principal offices of Citicorp and Citibank are located at 399 Park Avenue, New York, New York, a 39-story building of which two thirds is owned by Citibank. Citibank also owns one third of Citicorp Center, a 59-story building located at 153 East 53rd Street across Lexington Avenue from 399 Park Avenue. Citicorp occupies all of the space it owns in both buildings. Citibank also owns Citicorp at Court Square in Long Island City, New York and 111 Wall Street in New York City, which are totally occupied by Citicorp. In addition, Citicorp has major domestic real estate holdings in San Francisco; Chicago; St. Louis; Tampa; Sioux Falls, South Dakota; Hagerstown, and Silver Spring, Maryland; New Castle, Delaware; and The Lakes, Nevada.

     Internationally, Citicorp owns major corporate premises in various cities throughout the world including Paris; London; Milan; Dusseldorf; Buenos Aires; Rio de Janeiro; Sao Paulo; Mexico City; San Juan; Caracas; Hong Kong; Manila; Seoul; Taipei; Tokyo and Madrid. Approximately 50% of the space Citicorp occupies worldwide is owned.

EFFECTS OF INFLATION

The impact of inflation on Citicorp and other financial institutions is significantly different from that on industries that require a high proportion of investment in fixed assets. The assets and liabilities of a financial institution are primarily monetary in nature. During periods of inflation, monetary assets lose value in terms of purchasing power, and monetary liabilities have corresponding purchasing power gains. The financial statements and other data appearing in this annual report, and in particular the discussion of price risk management on pages 35 and 36, illustrate how Citicorp operates in an environment of changing interest rates and inflationary trends.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITICORP
(Registrant)


Charles E. Long
Executive Vice President and Secretary

February 24, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 24, 1995 by the following persons in the capacities indicated.


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

D. Wayne Calloway                            H. Onno Ruding
Colby H. Chandler                            Robert B. Shapiro
Pei-yuan Chia                                Frank A. Shrontz
Paul J. Collins                              Mario H. Simonsen
Kenneth T. Derr                              Roger B. Smith
H.J. Haynes                                  Christopher J. Steffen
William R. Rhodes                            Franklin A. Thomas
Rozanne L. Ridgway                           Edgar S. Woolard, Jr.


EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES,
AND REPORTS ON FORM 8-K

Financial Statements filed for Citicorp and Subsidiaries:

Consolidated Statement of Income
Consolidated Balance Sheet
Consolidated Statement of Changes in Stockholders' Equity
Consolidated Statement of Cash Flows


     Citicorp filed a Current Report on Form 8-K dated October 18, 1994 (Item
5), which report included a summary of the consolidated operations of Citicorp for the three- and nine-month periods ended September 30, 1994. Citicorp filed a Current Report on Form 8-K dated January 17, 1995 (Item 5), which report included a summary of the consolidated operations of Citicorp for the year ended December 31, 1994.

     Calculation of Ratio of Income to Fixed Charges is filed herewith.

     Citicorp's significant subsidiaries (as defined) and their place of incorporation or organization include:

Citibank, N.A.                                    United States
Citibank (Nevada), N.A.                           United States
Citibank (South Dakota), N.A.                     United States
Citibank Overseas Investment
Corporation                                       United States
Citicorp Holdings, Inc.                           Delaware

     Other subsidiaries of Citicorp and their place of incorporation or organization include:

Citicorp Mortgage, Inc.                           Delaware
Citicorp Real Estate, Inc.                        Delaware
Citibank Delaware                                 Delaware
Citibank (New York State)                         New York
Citibank Privatkunden A.G.                        Germany
Aspiration, Inc.                                  Delaware
Citibank A.G.                                     Germany
Citibank Canada                                   Canada
Citibank, Federal Savings Bank                    United States
Citibank International plc                        United Kingdom
Citibank Limited                                  Australia
Citibank Mexico, S.A. Groupo
 Financiero Citibank                              Mexico
Citibank (Switzerland)                            Switzerland
Citicorp Banking Corporation                      Delaware
Citicorp Securities, Inc.                         Delaware
Citicorp North America, Inc.                      Delaware
Citicorp Venture Capital Ltd.                     New York
Court Square Capital Limited                      Delaware
The Student Loan Corporation                      Delaware

     Citicorp's Restated Certificate of Incorporation, as amended, By-Laws, Instruments Defining the Rights of Securities Holders, and certain other material contracts, including employee benefit plans and indentures and constituent instruments, have been previously filed with the Securities and Exchange Commission as exhibits to various Citicorp registration statements and periodic reports.

     Stockholders may obtain copies of such documents by writing to Citicorp, Corporate Governance Department, 399 Park Avenue, Mezzanine, New York, New York 10043 .

     Powers of Attorney of Messrs. Reed, Calloway, Chandler, Chia, Collins, Derr, Haynes, Rhodes, Ruding, Shapiro, Shrontz, Simonsen, Smith, Steffen, Thomas, and Woolard and Amb. Ridgway as Directors and/or officers of Citicorp are filed herewith.

CITICORP AND CITIBANK DIRECTORS' COMMITTEES


Audit Committees: supervise independent audits and oversee the establishment of appropriate accounting policies for Citicorp and Citibank, N.A.

Members, Citicorp: D. Wayne Calloway, Chairman; Kenneth T. Derr, H.J. Haynes, Rozanne L. Ridgway, Mario H. Simonsen and Roger B. Smith.

Members, Citibank, N.A.: D. Wayne Calloway, Chairman; H.J. Haynes and Rozanne L. Ridgway.

The Audit Committees of Citicorp and Citibank, N.A. (the "committee"), whose members are all independent outside directors, meet with members of senior management as the committee deems appropriate.

Its principal functions include reviews of: the audit plans, scope of audit and audit findings of both independent auditors and the corporation's internal corporate audit group; significant tax and legal matters; credit portfolios; and internal control. Further, it is the responsibility of this committee to recommend to the Board the annual appointment of the independent auditors. The Board accepted the recommendation that KPMG Peat Marwick LLP be retained for 1995 and this proposal will be presented to the stockholders for approval at the Annual Meeting.

The findings of internal and independent auditors, financial controllers and external regulatory agencies are reviewed. Responses to their findings and corrective action plans are monitored to ensure that appropriate follow-up measures are taken in a timely manner. These are reviewed with and without the presence of management. The committee also meets privately with KPMG Peat Marwick LLP and the Chief Auditor.

It is also the function of this committee to review the accounting policies used in preparing the financial statements of Citicorp and Citibank, N.A.


D. WAYNE CALLOWAY

Committee on Directors: recommends qualified candidates for membership on the Boards of Directors of Citicorp and Citibank, N.A.

Members: John S. Reed, Chairman; Colby H. Chandler, H.J. Haynes and Frank A. Shrontz.

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


JOHN S. REED

Committee on Subsidiaries and Capital (Citicorp)

Members: Paul J. Collins, Chairman; D. Wayne Calloway, Colby H. Chandler, H.J. Haynes, Rozanne L. Ridgway, Mario H. Simonsen and Franklin A. Thomas.

The Committee is responsible for reviewing 1) the corporation's capital structure, position and planning; 2) the financial position of the principal subsidiaries of Citicorp including, but not limited to, Citibank, N.A.; 3) the corporation's subsidiary structure and processes for managing subsidiaries; 4) the adequacy of corporate insurance coverage; and 5) the conduct of Citicorp's subsidiaries and affiliates in providing fiduciary and investment services. The Chairman of the committee reports periodically to the Citicorp and Citibank, N.A. Boards of Directors.


PAUL J. COLLINS

Consulting Committee (Citibank, N.A.)

Members: Colby H. Chandler, Kenneth T. Derr, H. Onno Ruding, Robert B. Shapiro, Mario H. Simonsen, Roger B. Smith and Edgar S. Woolard, Jr.

This committee, composed of those Citicorp directors who are not also directors of Citibank, N.A., attends all meetings of the Board of Directors of Citibank, N.A. and remains available to Citibank's Board as consultants on an "as needed" basis.


JOHN S. REED

Executive Committee: provides backup for the Boards of Directors of Citicorp and Citibank, N.A.

Members, Citicorp: H.J. Haynes, Frank A. Shrontz, Roger B. Smith and Franklin A. Thomas.

Members, Citibank, N.A.: Any three directors in attendance at a regular meeting of the Board where a quorum is not present.

These committees act on behalf of the Boards of Directors should an urgent matter arise that requires a decision before the Board is next scheduled to meet. The Executive Committee has nearly all the powers of the Boards, except for certain powers expressly reserved to the Boards. The Chairman and the Vice Chairmen are ex-officio members.


JOHN S. REED

Personnel Committee: oversees employee policies and programs of Citicorp and Citibank, N.A.

Members: Frank A. Shrontz, Chairman; Kenneth T. Derr, H.J. Haynes, Franklin A. Thomas and Edgar S. Woolard, Jr.

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

Members: Franklin A. Thomas, Chairman; Rozanne L. Ridgway, Frank A. Shrontz and Roger B. Smith.

The Public Issues Committee's mission is to assure that the public interest is maintained in the performance of our business roles and in achieving a more competitive business environment. The committee reviews the corporation's policy, posture, practices, and programs relating to public issues of significance to Citicorp and the public at large.


FRANKLIN A. THOMAS

CITICORP AND CITIBANK DIRECTORS

The Boards of Directors of Citicorp and Citibank, N.A. meet on the third Tuesday of the month to administer the affairs of the organizations. Certain specific operations and areas of the Corporation and the Bank are regularly monitored by the Directors' committees, whose activities are described on the preceding pages.

+Director of Citicorp
*Director of Citibank, N.A.


D. Wayne Calloway+*
Chairman and
Chief Executive Officer
PepsiCo, Inc.

Colby H. Chandler+
Former Chairman and
Chief Executive Officer
Eastman Kodak Company

Pei-yuan Chia+*
Vice Chairman
Citicorp and Citibank, N.A.

Paul J. Collins+*
Vice Chairman
Citicorp and Citibank, N.A.

Kenneth T. Derr+
Chairman and
Chief Executive Officer
Chevron Corporation

H.J. Haynes+*
Senior Counselor
Bechtel Group, Inc.

John S. Reed+*
Chairman
Citicorp and Citibank, N.A.

William R. Rhodes+*
Vice Chairman
Citicorp and Citibank, N.A.

Rozanne L. Ridgway+*
Co-Chair
The Atlantic Council
of the United States

H. Onno Ruding+
Vice Chairman
Citicorp and Citibank, N.A.

Robert B. Shapiro+
President and
Chief Operating Officer
Monsanto Company

Frank A. Shrontz+*
Chairman and
Chief Executive Officer
The Boeing Company

Mario H. Simonsen+
Vice Chairman
Brazilian Institute of Economics
The Getulio Vargas Foundation

Roger B. Smith+
Former Chairman and
Chief Executive Officer
General Motors Corporation

Christopher J. Steffen+*
Vice Chairman
Citicorp and Citibank, N.A.

Franklin A. Thomas+*
President
The Ford Foundation

Edgar S. Woolard, Jr.+
Chairman and
Chief Executive Officer
E.I. du Pont de Nemours &
Company


SENIOR MANAGEMENT

John S. Reed
Chairman

Pei-yuan Chia

Paul J. Collins

William R. Rhodes

H. Onno Ruding

Christopher J. Steffen

Roberta J. Arena

Shaukat Aziz

James L. Bailey

David J. Browning

Ernst W. Brutsche

Colin Crook

Alvaro A. C. de Souza

David E. Gibson

Dennis O. Green

Guenther E. Greiner

Thomas E. Jones

Charles E. Long

Alan S. MacDonald

Dennis R. Martin

Robert H. Martinsen

Robert A. McCormack

Victor J. Menezes

Lawrence R. Phillips

John J. Roche

Hubertus M. Rukavina

Rana S. Talwar

David S. Van Pelt

Alan J. Weber

Masamoto Yashiro

COUNTRY CORPORATE OFFICERS

Algeria
Kamal Driss

Argentina
Jorge A. Bermudez

Aruba
Thomas J. Charters

Australia
Brian T. Clayton

Austria
Patrick Dewilde

Bahamas
David A. Tremblay

Bahrain
Mohammed Al-Shroogi

Bangladesh
S. Sridhar

Belgium
Lode G. Beckers

Bolivia
Fernando Anker

Brazil
Roberto V. do Valle

Brunei
Stephen J. Lawrence

Canada
Richard E. Lint

Cayman Islands
David A. Tremblay

Chile
Rodrigo Trevino

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

Jamaica
Peter Moses

Japan
Masamoto Yashiro

Jersey, Channel Islands
Ronald L. Mitchell

Jordan
Walid Alamuddin

Kenya
Paul Fletcher

Korea
John M. Beeman

Luxembourg
Thomas Seale

Malaysia
Sunil Sreenivasan

Mexico
Julio A. de Quesada

Monaco
Miklos I. Vasarhelyi

Morocco
Abdel Jelil Ayed

Nepal
Mahim Mehra

Netherlands
Romeo Van Der Borch

New Zealand
Richard Wilks

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

Russia
Miljenko Horvat

Saudi Arabia
James J. Collins

Senegal
Michel A. Accad

Singapore
David P. Conner

South Africa
Terrence M. Davidson

Spain
Amador Huertas

Sri Lanka
Nihal Welikala

Sudan
Adnan A. Mohamed

Sweden
James E. Morrow

Switzerland
Philippe Holderbeke

Taiwan
Thomas M. McKeon

Thailand
David L. Hendrix

Trinidad and Tobago
Suresh Maharaj

Tunisia
William A. Thomas

Turkey
Anjum Z. Iqbal

United Arab Emirates
Ahmed Saeed S. Bin Brek

United Kingdom
Ian D. Cormack

Uruguay
Carlos M. Fedrigotti

Venezuela
Thomas J. Charters

Vietnam
Bradley C. Lalonde

Virgin Islands
Franklin G. Burnside

Zaire, Republic of
Mulongo Masangu

Zambia
Kandolo Kasongo

Countries where Citicorp has offices but no designated Country Corporate Officer are not reflected in the above list.

STOCKHOLDER INFORMATION

NOTICE OF THE ANNUAL MEETING

The Annual Meeting of stockholders will be held on Tuesday, April 18, 1995, at 9:00 a.m., in the auditorium of Citicorp Headquarters at 399 Park Avenue, New York, NY 10043.

A formal notice of this meeting, together with a proxy and a proxy statement, has been included with this annual report. Stockholders are urged to sign and return their proxies promptly to assure that the stock of the corporation will be represented as fully as possible at the meeting.

Citicorp has approximately 54,000 common stockholders of record. About 82% of the Citicorp shares entitled to vote were voted in person or by proxy at the last annual stockholders' meeting on April 19, 1994.

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

The First National Bank of Chicago
Corporate Trust Department
One First National Plaza
Chicago, IL 60670

Montreal Trust Company
15 King Street West
Toronto, Ontario
Canada M5H 1B4

JAPANESE SHAREHOLDER SERVICE ORGANIZATION
AND PAYING BANK

The Yasuda Trust and Banking Company, Limited
Stock Transfer Department
1-17-7, Saga, Koto-ku,
Tokyo, Japan


CITICORP STOCK LISTED

New York Stock Exchange                         Zurich Stock Exchange
Midwest Stock Exchange                          Geneva Stock Exchange
Pacific Stock Exchange                          Basel Stock Exchange
London Stock Exchange                           Toronto Stock Exchange
Amsterdam Stock Exchange                        Dusseldorf Stock Exchange
Tokyo Stock Exchange                            Frankfurt Stock Exchange

Securities and Exchange Commission
Washington, DC 20549
Form 10-K

Annual Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the fiscal year ended December 31, 1994
Commission File Number 1-5738

                                                 [LOGO OF CITICORP APPEARS HERE]
- --------------------------------------------------------------------------------
Incorporated in the State of Delaware
IRS Employer
Identification Number: 13-2614988
Address: 399 Park Avenue, New York, NY 10043
Telephone: (800) 285-3000


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

A list of Citicorp securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 is available from Citicorp, Corporate Governance Department, 399 Park Avenue, Mezzanine, New York, NY 10043.

As of December 31, 1994, Citicorp had 395,080,849 shares of common stock outstanding.

Citicorp (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Based on its review of the reports furnished to Citicorp for 1994 pursuant to
Section 16 of the Securities Exchange Act of 1934, Citicorp believes all of the reports required to be filed under Section 16 were filed on a timely basis except that the reports on Form 5 for Messrs. Calloway, Chandler, Derr, Haynes, Shrontz, Simonsen, Smith, Thomas and Woolard and Amb. Ridgway were filed approximately five weeks late due to a delay in the calculation of the number of shares of Citicorp common stock held by such directors under the Directors Deferred Compensation Plan.

The aggregate market value of Citicorp common stock held by non-affiliates of Citicorp on January 31, 1995 was approximately $16.0 billion.

Certain information has been incorporated by reference as described herein into Part III of this annual report from Citicorp's proxy statement relating to its annual meeting of stockholders to be held on April 18, 1995.

CITICORP SERVICE

We continue to build a worldwide organization dedicated to serving our customers and take pride in the quality of service we deliver. The following addresses and phone numbers are part of our service commitment to help you obtain needed information and prompt assistance.

STOCKHOLDERS
- --------------------------------------------------------------------------------
For general questions about Citicorp stock, contact: Citicorp Investor
Relations, 399 Park Avenue, 2nd Floor, New York,NY 10043.         (800) 342-6690
- --------------------------------------------------------------------------------
For questions about your Dividend Reinvestment Account, Lost Stock Certificates, Stock Transfer, Estate Inquiries/Transfer Requirements, contact: Citibank, N.A.,
% Citicorp Data Distribution, Inc., Customer Service Unit, P.O. Box 308,
Paramus, NJ 07653.                                               (800) 422-2066
- --------------------------------------------------------------------------------
For all other stockholder concerns, contact: Citicorp Corporate Governance, 399
Park Avenue, New York, NY 10043.                                 (212) 559-4822
- --------------------------------------------------------------------------------
GENERAL INFORMATION

For general information or other inquiries.                       (800) 285-3000
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

Mortgage/Co-op Loan Service                                       (800) 283-7918
MasterCard/VISA                                                   (800) 950-5114
    Outside of U.S.                                call collect:  (605) 335-2222
Preferred MasterCard/VISA                                         (800) 950-5114
    Outside of U.S.                                call collect:  (605) 335-2222
Diners Club/Carte Blanche                                         (800) 234-6377
    Outside of U.S.                                call collect:  (303) 799-1504
CHOICE MasterCard/VISA                                            (800) 950-5114
    Outside of U.S.                                call collect:  (605) 335-2222
Citicorp Travelers Checks                                         (800) 645-6556
    Outside of U.S.                                call collect:  (813) 623-1709
Citicorp Money Orders or Official Checks                          (800) 223-7520
Student Loans                                                     (800) 967-2400
Citicorp Investments Services                                     (800) 846-5200
    In New York City                                              (212) 736-8170
Citicorp Insurance Services                                       (800) 237-4365
Citicorp Life Insurance Co.                                       (800) 237-4365
First Citicorp Life Insurance Co.                                 (800) 613-5973
Citicorp Insurance Agency                                         (800) 497-4854
- --------------------------------------------------------------------------------
For information regarding personalized investment management services, custody, specialized lending to individuals, jumbo mortgages, trust and estate planning,
and art advisory services, contact The Citibank Private Bank.     (212) 559-5959
- --------------------------------------------------------------------------------




(R) CITICORP AND CITIBANK ARE REGISTERED TRADEMARKS
(C) COPYRIGHT 1995 BY CITICORP * 415M * 1994
PRINTED IN THE U.S.A.

A.      Graph of Earnings* ($ in Billions) (Page 1).

               1990    1991   1992   1993    1994
               ----    ----   ----   ----    ----

               0.5     (0.5)  0.7    2.2     3.4

        ---------
        * After Accounting Changes.

B.      Graph of Capital ($ in Billions) (Page 1).

               1990    1991   1992   1993    1994
               ----    ----   ----   ----    ----

        Tier 1  8.0     8.5   10.3   13.4    16.9
        Tier 2  8.0     8.6    9.8    9.8     9.2
               ----    ----   ----   ----    ----
        Total  16.0    17.1   20.1   23.2    26.1

C.      Graph of Reserves ($ in Billions) (Page 1).

                       1990   1991   1992    1993   1994
                       ----   ----   ----    ----   ----
        Consumer        0.9    1.1    1.3     1.6    1.8
        Commercial*     3.6    2.2    2.6     2.8    3.4
                       -----  -----  -----   -----  -----
        Total           4.5    3.3    3.9     4.4    5.2



        ---------
        * Including Cross-Border Refinancing

D.      Graph of CCI Monthly Common Stock Price (1969 - 1994) (In Dollars) (Page
        2). Split adjusted

E.      Graph of Price/Earnings Ratios (Page 2).
        (% of S&P 500)

                       1969   1974   1979    1984   1989    1994
                       ----   ----   ----    ----   ----    ----

        CCI            93%    145%   75%     60%    44%*    39%

        S&P Money
        Center Index   85%    101%   70%     58%    44%     41%

        ------
        *  Adjusted for earnings impact of LDC reserve additions.

 1. Photo of Senior Management - Photo of John S. Reed, Chairman; Pei-yuan Chia, Vice Chairman; Paul J. Collins, Vice Chairman; William R. Rhodes, Vice Chairman; Christopher J. Steffen, Vice Chairman; and H. Onno Ruding, Vice Chairman (Page 3).

 2.     Two photos of Citibank branch in Taipei, Taiwan (Page 4).

 3.     Graph of Global Consumer Revenue by Region* (Page 4).

                      North America        59%

                      Europe               17%

                      Asia Pacific         14%

                      Latin America        10%
__________
* Adjusted for credit-related items

 4.     One photo of Citibank branch in Athens, Greece (Page 5).

 5.     One photo of Citibank branch in London, England (Page 5).

 6.     Photo of Citibank branch in Mexico City, Mexico (Page 6).

 7.     Photo of Citibank branch in Madrid, Spain (Page 6).

 8. Photo of customer using the new Citibank Screen Phone banking product (Page 7).

 9.     Photo of various Citibank credit and charge card products (Page 7).

10.     Photo of a couple at a cafe (Page 8).

11.     Photo of various employees at work stations (Page 8).

12.     Two photos depicting Private Banking customers (Page 9).

13. Photo of trolley advertising Citibank 24-Hour Banking in Brussels, Belgium (Page 10).

14.     Photo of a CitiGold branch entrance (Page 10).

15.     Photo of a Citicard in use (Page 10).

16.     Photo of Citibank branch signage (Page 11).

17.     Photo of a Citibank advertisement with a sports car (Page 11).

18.     Graph of Global Finance Revenue by Region* (Page 12).

        Developed Economies:         58%
        Emerging Economies:          42%

__________
* Adjusted for credit-related items

19.     Photo of barrels and foreman (Page 12).

20.     Photo of the Singapore container port (Page 12).

21. Graph of Global Finance Revenue in Asia Pacific (Excluding Japan) ($ in Millions) (Page 12).

               1992           1993           1994
               ----           ----           ----

               749            812            821

22.     Graph of Global Finance Revenue in Latin America ($ in Millions)
        (Page 13).

               1992           1993           1994
               ----           ----           ----

               715            885            923

23.     Photo of Rio de Janeiro, Brazil (Page 13).

24.     Photo of bridge in Budapest, Hungary (Page 14).

25. Graph of Global Finance Revenue in Central and Eastern Europe, Middle East and Africa ($ in Millions) (Page 14).

               1992           1993           1994
               ----           ----           ----

               438            471            570

26. Photo of a customer service representative viewing a computer screen (Page 14).

27.     Photo of Citibank building in Dubai, United Arab Emirates (Page 14).

28.     Photo of Paris, France with a Citibank building (Page 15).

29.     Photo of docks in Japan (Page 15).

30.     Graph of Global Finance Revenue by Business* ($ in Billions) (Page 15).

        Transactions Services                       1.8
        Trading                                     1.2
        Lending                                     1.2
        Capital Markets/Corporate Finance/Other     1.3

        __________
        * Adjusted for credit-related items

31.     Night photo of Hong Kong (Page 16).

32.     Photo of computer factory (Page 16).

33. Graph of Global Finance Revenue in North America, Europe and Japan ($ in Millions) (Page 16).

               1992           1993           1994
               ----           ----           ----

               3,524          3,901          3,193

34.     Photo of Citibank branch in London, England (Page 17).

35.     Photo of women in Jaipur, Rajasthan, India (Page 17).

36.     Photo of do-it-yourselfers in Florida (Page 18).

37.     Photo of Operation Smile patient and mom (Page 18).

38. Photo of Computer Lab at Hope Community Academy, a Citi-Leaders school in Chicago (Page 19).

39.     Photo of Hong Kong Citibankers taking part in annual charity walk
        (Page 19).

40. Photo of orchestra reception in Tokyo, Japan during New York Philharmonic's Asia Tour (Page 20).

41.     Photo of Citibank mentor and student (Page 20).

42.     Graph of Net Income (Loss)/Return on Total Stockholders' Equity
        (Page 22).

                                     1990    1991   1992    1993   1994
                                     ----    ----   ----    ----   ----

        Net Income(Loss)
           ($ in Millions)           458     (457)  722     2,219  3,366

        Return on Total
           Stockholders' Equity (%)  4.4%   (4.5%)  7.2%    17.7%  21.4%

43.     Graph of Capital ($ in Billions and %) (Page 22).

                              1990        1991       1992        1993           1994
                              ----        ----       ----        ----           ----
        Tier 1                8.0         8.5        10.3        13.4           16.9
                              3.3%        3.7%        4.9%        6.6%           7.8%
        Total Capital
         (Tier 1 and Tier 2)  16.0        17.1       20.1        23.2           26.1
                               6.5%        7.5%       9.6%       11.4%          12.0%

44.     Graph of Operating Margin ($ in Billions) (Page 23).

               1990    1991   1992   1993    1994
               ----    ----   ----   ----    ----

               4.8     5.8    7.1    7.7     7.4


45.     Graph of Credit Costs ($ in Billions) (Page 23).

               1990    1991   1992   1993    1994
               ----    ----   ----   ----    ----

               2.9     5.1    5.8    3.8     2.6

46.     Graph of Operating Margin Less Credit Costs ($ in Billions) (Page 23).


               1990    1991   1992   1993    1994
               ----    ----   ----   ----    ----

               1.9     0.6    1.4    3.9     4.9

47.     Graph of Employees (Page 24).

        U.S.           36,300
        Outside U.S.   46,300

        Total          82,600

48.     Graph of Offices (Page 24).

        U.S.           1,300
        Outside U.S.   2,100

        Total          3,400

49.     Graph of Global Consumer Adjusted Revenue ($ in Billions) (Page 25).


                                             1992   1993    1994
                                             ----   ----    ----

        Emerging Economies                   1.8    2.2     2.6

        North America, Europe and Japan      8.8    8.6     8.7

        Total                                10.6   10.8    11.3

50.     Graph of Global Consumer Adjusted Expense ($ in Billions) (Page 26).

                                             1992   1993   1994
                                             ----   ----   ----

        Emerging Economies                   1.1    1.2    1.5

        North America, Europe and Japan      4.7    4.7    4.7

        Total                                5.8    5.9    6.2

51.     Graph of Global Consumer Credit Costs ($ in Billions) (Page 26).


                                             1992   1993   1994
                                             ----   ----   ----

        Emerging Economies                   0.1    0.1    0.2

        North America, Europe and Japan      3.2    2.6    2.1

        Total                                3.3    2.7    2.3

52.     Graph of Average Consumer Loans (Page 26).

        Emerging Economies  27%      U.S. Credit Cards  12%

        U.S. Mortgages  20%          U.S. Other  19%

        Other North America, Europe and Japan  22%

53.     Graph of Average Loans in Emerging Economies ($ in Billions) (Page 26).

               1992    1993   1994
               ----    ----   ----

               16.3    18.9   23.2

54.     Graph of Average U.S. Mortgage Loans ($ in Billions) (Page 26).

               1992    1993   1994
               ----    ----   ----

               24.8    19.1   17.3

55.     Graph of Global Finance Adjusted Revenue ($ in Billions) (Page 29).

                                             1992   1993    1994
                                             ----   ----    ----

        Emerging Economies                   1.9    2.2     2.3

        North America, Europe and Japan      3.5    3.9     3.2

        Total                                5.4    6.1     5.5

56.     Graph of Global Finance Adjusted Expense ($ in Billions) (Page 29).

                                             1992   1993    1994
                                             ----   ----    ----

        Emerging Economies                   0.9    1.1     1.2

        North America, Europe and Japan      2.2    2.2     2.3

        Total                                3.1    3.3     3.5

57.     Graph of Global Finance Credit Costs ($ in Billions) (Page 29).

                                             1992   1993    1994
                                             ----   ----    ----

        Emerging Economies                    0.1    .05     0.0

        North America, Europe and Japan       0.6    .15    (0.1)

        Total                                 0.7    0.2    (0.1)

58. Graph of Global Consumer Deposits by Region - December 31, 1994 (% of Total) (Page 35).

        North America  45%           Latin America   6%
        Asia Pacific   27%           Europe         22%


59. Graph of Global Finance Deposits by Region - December 31, 1994 (% of Total) (Page 35).

               North America         23%
               Europe                24%
               Latin America         18%
               Asia Pacific          27%
               CEEMEA*                8%

__________
* Central and Eastern Europe, Middle East and Africa

60. Graph of Net Interest Revenue (Adjusted for the effect of credit card securitization) ($ in Billions) (Page 42).

                              1992   1993    1994
                              ----   ----    ----

        Outside U.S.          3.9    4.3     5.0

        U.S.                  5.7    5.7     5.9

        Total                 9.6    10.0    11.0

61. Graph of Net Rate Spread (Adjusted for the effect of credit card securitization) (Page 42).

                              1992   1993    1994
                              ----   ----    ----

        Outside U.S.          4.2%   4.3%    4.5%

        U.S.                  4.4%   4.7%    4.7%

        Total                 4.3%   4.5%    4.6%