Form 10-Q
period 1995-03-31
CITICORP
filed 1995-05-12
CIK 20405


CONTENTS                                                         PAGE

FINANCIAL HIGHLIGHTS...........................................     1
FINANCIAL SUMMARY..............................................     2
BUSINESS DISCUSSIONS
- - Earnings Summary.............................................     3
- - Global Consumer..............................................     4
- - Global Finance...............................................     8
- - North America Commercial Real Estate.........................    10
- - Cross-Border Refinancing Portfolio...........................    13
- - Corporate Items..............................................    13

MANAGING GLOBAL RISK
- - Liquidity....................................................    14
- - Price Risk...................................................    14
- - Derivative and Foreign Exchange Activities...................    15
- - Estimated Fair Value of Financial Instruments................    18
- - Capital......................................................    19

STATEMENT OF INCOME ANALYSIS
 - Net Interest Revenue........................................    23
 - Fee and Commission Revenue..................................    24
 - Trading-Related Revenue.....................................    24
 - Securities Transactions.....................................    25
 - Other Revenue...............................................    25
 - Provision and Allowance for Credit Losses...................    26
 - Operating Expense...........................................    28
 - Income Taxes................................................    28
 - Effect of Credit Card Receivables Securitization............    29

CONSOLIDATED FINANCIAL STATEMENTS
- - Statement of Income..........................................    30
- - Balance Sheet................................................    31
- - Statement of Changes in Stockholders' Equity.................    32
- - Statement of Cash Flows......................................    33
- - Citibank, N.A. Balance Sheet.................................    34

OTHER FINANCIAL INFORMATION
- - Securities...................................................    35
- - Long-Term Debt...............................................    36
- - Calculation of Earnings Per Share............................    37
- - Average Balances and Interest Rates..........................    38
- - Cash-Basis, Renegotiated, and Past Due Loans.................    42
- - Other Real Estate Owned and Assets Pending Disposition.......    43
- - Cross-Border and Non-Local Currency Outstandings.............    44
- - Cross-Border and Non-Local Currency Claims on Third Parties..    44
- - Details of Credit Loss Experience............................    45

FORM 10-Q
- - Cover Page...................................................    46
- - Cross-Reference Index........................................    47

SIGNATURES.....................................................    49

FINANCIAL HIGHLIGHTS
- --------------------

                                                                           First Quarter
                                                                         -----------------
EARNINGS (In Millions)                                                     1995       1994
- ----------------------                                                   ------     ------
Net Income
  Before Accounting Change.......................................        $  829     $  609
  After Accounting Change (A)....................................           829        553
                                                                         ------     ------
PER SHARE
- ---------
Net Income (see page 37)
On Common and Common Equivalent Shares
  Before Accounting Change.......................................        $ 1.71     $ 1.24
  After Accounting Change (A)....................................          1.71       1.11
Assuming Full Dilution
  Before Accounting Change.......................................        $ 1.53     $ 1.12
  After Accounting Change (A)....................................          1.53       1.01
Common Stockholders' Equity......................................        $35.28     $27.90
                                                                         ------     ------
RETURN ON ASSETS AND EQUITY
- ---------------------------
Return on Total Assets
  Before Accounting Change.......................................          1.25%       .98%
  After Accounting Change (A)....................................          1.25        .95
Return on Common Stockholders' Equity
  Before Accounting Change.......................................          21.8%      20.1%
  After Accounting Change (A)....................................          21.8       19.5
Return on Total Stockholders' Equity
  Before Accounting Change.......................................          18.8%      17.1%
  After Accounting Change (A)....................................          18.8       16.7
                                                                         ------     ------
CAPITAL (Dollars in Billions) (see page 19)
- -------------------------------------------
                                                   Mar. 31    Dec. 31   Sept. 30   June 30    Mar. 31
                                                    1995       1994       1994       1994       1994
                                                   ------     ------     ------     ------     ------
Tier 1.........................................    $ 17.8     $ 16.9     $ 16.0     $ 15.0     $ 14.0
Tier 1 and 2...................................      26.9       26.1       25.4       24.5       23.5

Tier 1 Ratio...................................      8.01%      7.80%      7.47%      7.09%      6.86%
Tier 1 and 2 Ratio.............................     12.06      12.04      11.86      11.60      11.55
Leverage Ratio.................................      7.00       6.67       6.42       6.22       5.95

Common Equity as a Percentage of Total Assets..      5.21       5.42       5.04       4.55       4.51
Total Equity as a Percentage of Total Assets...      6.83       7.09       6.70       6.14       6.12
                                                   ------     ------     ------     ------     ------
OPERATING MARGIN (In Millions)
- ------------------------------
                                                   1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.   1st Qtr.
                                                    1995       1994       1994       1994       1994
                                                   ------     ------     ------     ------     ------
Total Revenue..................................    $4,443     $4,512     $4,325     $4,050     $3,861
Effect of Credit Card Securitization (B).......       222        189        213        264        268
Net Cost To Carry (C)..........................         -         (1)        30         31         29
Capital Building Transactions..................         -         60          -       (117)       (23)
                                                   ------     ------     ------     ------     ------
Adjusted Revenue...............................     4,665      4,760      4,568      4,228      4,135
                                                   ------     ------     ------     ------     ------
Total Operating Expense........................     2,693      2,723      2,630      2,456      2,447
Net OREO Costs (D).............................         -          5         (5)        19        (28)
                                                   ------     ------     ------     ------     ------
Adjusted Operating Expense.....................     2,693      2,728      2,625      2,475      2,419
                                                   ------     ------     ------     ------     ------
OPERATING MARGIN...............................     1,972      2,032      1,943      1,753      1,716
Consumer Credit Costs (E)......................       536        595        544        585        614
Commercial Credit Costs (F)....................         2         66         40         73         60
                                                   ------     ------     ------     ------     ------
OPERATING MARGIN LESS CREDIT COSTS.............     1,434      1,371      1,359      1,095      1,042
Additional Provision (G).......................        75         80        100         90         66
Capital Building Transactions..................         -        (60)         -        117         23
                                                   ------     ------     ------     ------     ------
INCOME BEFORE TAXES AND CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE.............................    $1,359     $1,231     $1,259     $1,122     $  999
                                                   ======     ======     ======     ======     ======

(A) First quarter 1994 reflects the cumulative effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," as of January 1, 1994.
(B) For a description of the effect of credit card receivables securitization, see page 29.
(C) Principally the net cost to carry commercial cash-basis loans and Other
    Real Estate Owned ("OREO").
(D) Principally writedowns, gains and losses on sales, and direct revenue and expense related to commercial OREO.
(E) Principally consumer net credit write-offs adjusted for the effect of credit card receivables securitization.
(F) Includes commercial net credit write-offs, net cost to carry, and net OREO costs.
(G) Represents provision for credit losses in excess of net write-offs. Fourth, second, and first quarters of 1994 reflect reserve releases of $20 million, $10 million, and $34 million, respectively, related to the cross-border refinancing portfolio.

FINANCIAL SUMMARY

Citicorp reported first quarter net income of $829 million, or $1.53 per common share fully diluted, compared with 1994 first quarter operating earnings of $609 million, or $1.12 per share, and net income of $553 million, or $1.01 per share. Net income in the first quarter of 1994 reflected the cumulative effect of adopting the accounting standard for postemployment benefits. The results for the 1995 first quarter reflected higher trading-related revenue compared with the weak 1994 first quarter, a reduction in both consumer and commercial credit costs, and continued business expansion in the Emerging Markets.

Revenue (adjusted for the effect of credit card securitization, credit-related costs, and capital building transactions) was up 13% from the 1994 first quarter to $4.7 billion in the first quarter of 1995. Trading-related revenue (which includes trading account and foreign exchange revenue, as well as net interest revenue and other revenue associated with trading activities) in the first quarter amounted to $395 million, up significantly from the $214 million reported in the first quarter of 1994, reflecting increased customer-driven foreign exchange activity and improved market-making results compared with the weak 1994 first quarter. Excluding trading-related revenue, adjusted revenue increased 9%, largely due to improvement in net interest revenue from higher asset volumes and spreads.

Operating expense (adjusted for net OREO costs) increased 11% from the 1994 first quarter, but improved slightly from the 1994 fourth quarter. The increase from last year reflected business expansion throughout the Emerging Markets and in select businesses in North America, Europe and Japan, as well as continued investments in operational and technological efficiencies.

The foreign currency translation effect of the weak U.S. dollar in European and Asian exchange markets resulted in an increase in both adjusted revenue and expense of approximately 2% from the 1994 first quarter.

Commercial credit costs decreased to $2 million in the first quarter from $66 million in the 1994 fourth quarter and $60 million in the 1994 first quarter. Commercial cash-basis loans and OREO of $3.1 billion were modestly below 1994 year-end levels, but declined sharply from $5.9 billion at March 31, 1994. Consumer credit costs declined in the quarter to $536 million from $595 million in the 1994 fourth quarter and from $614 million in the 1994 first quarter.

Citicorp continues to strengthen its balance sheet. The allowance for credit losses increased $115 million to reach $5.3 billion at March 31, 1995, compared with $5.2 billion at 1994 year-end and $4.5 billion a year ago.

The Tier 1 capital ratio increased to 8.01% at March 31, 1995, up from 7.80% at December 31, 1994 and 6.86% at March 31, 1994. Total capital (Tier 1 and Tier
2) was $26.9 billion at March 31, 1995, compared with $26.1 billion and $23.5 billion at December 31, 1994 and March 31, 1994, respectively.

Return on common equity increased to 21.8% for the quarter compared with 20.1% in the same 1994 period. Return on total stockholders' equity in the quarter was 18.8% compared with 17.1% for the first quarter of 1994.

Effective January 1, 1995, Citicorp adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which establishes new rules for calculating certain components of the allowance for credit losses. Adoption of the new standard had no effect on the level of the overall allowance or on operating results.

BUSINESS DISCUSSIONS
- --------------------

The table below and the discussions that follow analyze Citicorp's results in the context of global business areas including its core business franchises of Global Consumer and Global Finance.

EARNINGS SUMMARY


                                                   1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr.  1st Qtr.
(In Millions)                                       1995      1994(A)   1994(A)   1994(A)   1994(A)
- -------------                                      --------  --------  --------  --------  --------

Global Consumer (see page 4):
  North America, Europe and Japan.................  $274     $  286     $307      $249       $256
  Emerging Markets................................   189        185      168       160        170
                                                    ----     ------     ----      ----       ----
Total Global Consumer.............................   463        471      475       409        426
                                                    ----     ------     ----      ----       ----

Global Finance (see page 8):
  North America, Europe and Japan.................   129        209      175       103         94
  Emerging Markets................................   208        212      257       180        167
                                                    ----     ------     ----      ----       ----
Total Global Finance..............................   337        421      432       283        261
                                                    ----     ------     ----      ----       ----

Core Businesses...................................   800        892      907       692        687

North America Commercial Real Estate
 (see page 10)....................................     -        (66)     (87)      (72)       (76)

Cross-Border Refinancing Portfolio (see page 13)..    66         74       45        53         49

Corporate Items (see page 13).....................   (37)       142       29       204        (51)
                                                    ----     ------     ----      ----       ----

Operating Earnings................................   829      1,042      894       877        609

Cumulative Effect of Accounting Change (B)........     -          -        -         -        (56)
                                                    ----     ------     ----      ----       ----

Net Income........................................  $829     $1,042     $894      $877       $553
                                                    ====     ======     ====      ====       ====

(A) Reclassified to conform to latest quarter's presentation.
(B) First quarter 1994 reflects the cumulative effect of adopting SFAS No. 112 as of January 1, 1994.

GLOBAL CONSUMER
- ---------------

Citicorp's Global Consumer business operates a uniquely global, full-service consumer franchise encompassing branch banking, credit and charge cards, and private banking.


                                        First Quarter
                                       ---------------
(Dollars in Millions)                   1995    1994(A)   Change   %
- ---------------------                  -----    ------    ------  ---
Total Revenue......................   $2,702    $2,491    $211     8
Operating Expense..................    1,635     1,497     138     9
Provision for Credit Losses........      359       378     (19)   (5)
                                      ------    ------    ----
Income Before Taxes................      708       616      92    15
Income Taxes.......................      245       190      55    29
                                      ------    ------    ----
Net Income.........................   $  463    $  426    $ 37     9
                                      ======    ======    ====

Average Assets (In Billions).......   $  116    $  102    $ 14    14
Return on Assets...................     1.62%     1.69%   (7bp)    -

OTHER DATA
 North America, Europe and Japan
  Net Income.......................   $  274    $  256    $ 18     7
  Average Assets (In Billions).....       83        75       8    11
  Return on Assets.................     1.34%     1.38%   (4bp)    -

 Emerging Markets
  Net Income.......................   $  189    $  170    $ 19    11
  Average Assets (In Billions).....       33        27       6    22
  Return on Assets.................     2.32%     2.55%  (23bp)    -

ADJUSTED FOR CREDIT-RELATED ITEMS
 Total Revenue (B)
  North America, Europe and Japan..   $2,214    $2,148    $ 66     3
  Emerging Markets.................      714       613     101    16
                                      ------    ------    ----
  Total............................   $2,928    $2,761    $167     6
                                      ======    ======    ====

 Operating Expense (C)
  North America, Europe and Japan..   $1,240    $1,148    $ 92     8
  Emerging Markets.................      394       333      61    18
                                      ------    ------    ----
  Total............................   $1,634    $1,481    $153    10
                                      ======    ======    ====

 Credit Costs (D)
  North America, Europe and Japan..   $  494    $  575    $(81)  (14)
  Emerging Markets.................       42        39       3     8
                                      ------    ------    ----
  Total............................   $  536    $  614    $(78)  (13)
                                      ======    ======    ====

(A) Reclassified to conform to latest quarter's presentation.
(B) Adjusted principally for the effect of credit card receivables securitization.
(C) Excludes writedowns, gains and losses on sales, and direct expense related to OREO for certain real estate lending activities.
(D) Principally net credit write-offs adjusted for the effect of credit card receivables securitization.

The 9% increase in Global Consumer net income compared with the 1994 first quarter reflected continued business expansion in the Emerging Markets and lower credit costs in the North America consumer businesses. Earnings from private banking activities declined however, primarily in Europe, reflecting market conditions.

The $167 million, or 6%, increase in adjusted revenue compared with the 1994 first quarter was paced by a 16% revenue increase in the Emerging Markets, reflecting strong volumes, spreads, and fees in Latin America, as well as higher loan volumes and fees in Asia Pacific. Adjusted revenue in North America, Europe and Japan rose 3%, benefiting from the foreign currency translation effect of the weak U.S. dollar in European exchange markets and modestly higher revenue in the U.S. credit card business, partially offset by lower revenue from private banking activities.

In the U.S. credit card business, the repositioning strategy for U.S. bankcards (which excludes the private label business) has contributed during the last 12 months to a $5.8 billion, or 18%, increase to $38.8 billion in managed receivables, a 3.2 million, or 16%, increase to 23.6 million in accounts, and a $4.2 billion, or 29%, increase to $18.6 billion in first quarter charge volumes. Net interest revenue, however, increased only slightly in the first quarter as spreads were compressed, primarily due to the higher funding rate environment, but also reflecting growth in introductory rate balances in the portfolio. Competitive pricing actions taken under the repositioning strategy have led to a reduction of annual fee income, which has been offset by higher transaction fees from increased charge volumes.

Adjusted operating expense rose 10% in the first quarter from a year ago, reflecting the continuing business expansion in the Emerging Markets, foreign currency translation effects on expenses in Europe and Asia, as well as increased spending in the U.S. credit card business relating to certain marketing programs and account maintenance costs in support of business growth achieved throughout 1994.

Adjusted credit costs declined 13% from the first quarter of 1994, due to improvements in the U.S. credit card, U.S. branch (including mortgages), and private banking businesses. Credit costs increased in the European branches, partially reflecting foreign currency translation effects.

The 14% growth in average assets from a year ago reflects business expansion in both the Emerging Markets, where assets grew 22%, and in the U.S. credit card business, where there was underlying volume growth as well as a lower level of securitized assets. Additionally, the foreign currency translation effect of the weak U.S. dollar contributed to the growth in assets, particularly in Europe.

The consumer loan category represents loans managed by Citicorp's Global Consumer business. Pricing and credit policies reflect the loss experience of each particular product. Consumer loans are generally written off not later than a predetermined number of days past due on a contractual basis. The number of days is set at an appropriate level according to loan product and country.

The following table summarizes delinquencies in the on-balance sheet consumer loan portfolio in terms of the dollar amount of loans 90 days past due and as a percentage of related loans.


CONSUMER LOAN DELINQUENCY AMOUNTS AND RATIOS

                                       Total
                                      Loans (A)               90 Days or More Past Due
                                      ---------   -------------------------------------------------
                                       Mar. 31    Mar. 31    Dec. 31   Sept. 30  June 30    Mar. 31
(Dollars in Billions)                   1995       1995       1994       1994      1994       1994
                                       -------    -------    -------   --------  -------    -------
U.S.
    Mortgages.....................      $16.9     $ 0.6      $ 0.5     $ 0.5        $ 0.6     $ 0.7
      Ratio.......................                  3.5%       3.3%      3.5%         3.9%      4.0%
    Mortgages Purchased Under
     Recourse Provisions (B)......        0.5       0.4        0.5       0.5          0.5       0.5

    Credit Cards (C)..............       15.8       0.2        0.3       0.2          0.2       0.2
      Ratio.......................                  1.6%       1.5%      1.6%         1.8%      3.0%

    Other.........................       16.4       0.7        0.6       0.7          0.7       0.7
      Ratio.......................                  3.8%       3.7%      4.4%         4.2%      4.4%
                                        -----     -----      -----     -----        -----     -----

Total U.S.........................       49.6       1.9        1.9       1.9          2.0       2.1
      Ratio.......................                  3.8%       3.7%      4.2%         4.7%      5.2%
Other North America, Europe
 and Japan........................       21.9       1.4        1.2       1.3          1.2       1.2
      Ratio.......................                  6.4%       6.4%      6.4%         6.4%      6.4%
                                         ----     -----      -----     -----        -----     -----
Total North America, Europe
 and Japan........................       71.5       3.3        3.1       3.2          3.2       3.3
      Ratio.......................                  4.6%       4.4%      4.9%         5.2%      5.6%

Emerging Markets..................       26.6       0.2        0.2       0.2          0.2       0.2
      Ratio.......................                   .8%        .7%       .7%          .8%       .8%
                                         ----     -----      -----     -----        -----     -----

Total Consumer Loans..............      $98.1     $ 3.5      $ 3.3     $ 3.4        $ 3.4     $ 3.5
                                        =====     =====      =====     =====        =====     =====

      Ratio.......................                  3.5%       3.4%      3.8%         4.0%      4.3%

(A) Loan amounts are net of unearned income.
(B) Mortgages were delinquent 90 days or more when purchased under recourse provisions of mortgage sales.
(C) Includes bankcards and private label business.

Consumer loans 90 days or more delinquent of $3.5 billion at March 31, 1995 were up from year-end 1994, but unchanged from a year ago. The increase since year-end is primarily due to the foreign currency translation effect of the weaker U.S. dollar. The significant improvement in the delinquency ratio to 3.5% at March 31, 1995 from 4.3% a year ago is primarily the result of lower U.S. credit card and other U.S. consumer loans delinquency ratios.

Total consumer loans delinquent 90 days or more on which interest continued to be accrued were $858 million at March 31, 1995, compared with $828 million at December 31, 1994. The majority of these loans, which include personal loans in Germany and U.S. credit card receivables, are written off upon reaching a stipulated number of days past due.

Citicorp's policy for suspending the accrual of interest on consumer loans varies depending on the terms, security and credit loss experience characteristics of each product, and in consideration of write-off criteria in place. At March 31, 1995, interest accrual had been suspended on $987 million of U.S. mortgages and $1.7 billion of other consumer loans. The corresponding amounts at December 31, 1994 were $989 million of U.S. mortgages and $1.6 billion of other consumer loans.

Consumer loans at March 31, 1995 included $4.0 billion and $2.4 billion of commercial real estate loans related to community and private banking activities conducted in the U.S. and outside the U.S., respectively, by Global Consumer businesses. At March 31, 1995, the U.S. portfolios included $300 million of loans on which the accrual of interest had been suspended, primarily in California and New York. The portfolio outside the U.S. included $105 million of loans on which the accrual of interest had been suspended.

In conjunction with the adoption of SFAS No. 114, consumer loans involving the in-substance repossession of the underlying collateral are reported as assets pending disposition (for residential mortgage loans with high probability of foreclosure) or cash-basis loans (for community and private banking loans) rather than as OREO. On this basis, as of March 31, 1995, consumer OREO was $601 million, up $32 million from December 31, 1994. Assets pending disposition totaled $209 million, compared with $195 million as of December 31, 1994.

While the U.S. economy remained stable and the European economy showed signs of further improvement during the first quarter of 1995, economic prospects are uncertain. Credit costs, delinquencies, and loans on which the accrual of interest is suspended could remain at relatively high levels, and further increases in credit reserves are possible.

GLOBAL FINANCE
- --------------

The Global Finance business serves corporations, financial institutions, governments, and other participants in capital markets throughout the world. Excluded from Global Finance is North America Commercial Real Estate, which is discussed on pages 10 - 12.

                                        First Quarter
                                      ----------------
(Dollars in Millions)                  1995    1994(A)  Change    %
- ---------------------                 ------    ------  ------   ---
Total Revenue......................   $1,452    $1,203    $249    21
Operating Expense..................      931       787     144    18
Provision for Credit Losses........       16       (34)     50    NM
                                      ------    ------    ----
Income Before Taxes................      505       450      55    12
Income Taxes.......................      168       189     (21)  (11)
                                      ------    ------    ----
Net Income.........................   $  337    $  261    $ 76    29
                                      ======    ======    ====

Average Assets (In Billions).......   $  140    $  133    $  7     5
Return on Assets...................      .98%      .80%   18bp     -

OTHER DATA
 North America, Europe and Japan
  Net Income.......................   $  129    $   94    $ 35    37
  Average Assets (In Billions).....       96        92       4     4
  Return on Assets.................      .54%      .41%   13bp     -

 Emerging Markets
  Net Income.......................   $  208    $  167    $ 41    25
  Average Assets (In Billions).....       44        41       3     7
  Return on Assets.................     1.92%     1.65%   27bp     -

ADJUSTED FOR CREDIT-RELATED ITEMS
 Total Revenue (B)
  North America, Europe and Japan..   $  803    $  694    $109    16
  Emerging Markets.................      639       510     129    25
                                      ------    ------    ----
  Total............................   $1,442    $1,204    $238    20
                                      ======    ======    ====

 Operating Expense (C)
  North America, Europe and Japan..   $  623    $  539    $ 84    16
  Emerging Markets.................      309       261      48    18
                                      ------    ------    ----
  Total............................   $  932    $  800    $132    17
                                      ======    ======    ====

 Credit Costs (D)
  North America, Europe and Japan..   $  (28)   $  (47)   $ 19    40
  Emerging Markets.................        8       (11)     19    NM
                                      ------    ------    ----
  Total............................   $  (20)   $  (58)   $ 38    66
                                      ======    ======    ====

(A) Reclassified to conform to latest quarter's presentation.
(B) After adding back the net cost to carry cash-basis loans and OREO.
(C) Excludes writedowns, gains and losses on sales, and direct revenue and expense related to OREO.
(D) Includes net write-offs (recoveries), the net cost to carry cash-basis loans and OREO, as well as writedowns, gains and losses on sales, and direct revenue and expense related to OREO.
NM  Not meaningful, as percentage equals or exceeds 100%.

Global Finance first quarter 1995 net income totaled $337 million, a 29% improvement compared with the first quarter of 1994. Net income from activities in the Emerging Markets rose to $208 million, a $41 million increase compared with the first quarter of 1994, primarily reflecting improved trading-related results and a gain on the sale of a real estate asset, partially offset by higher expenses associated with business expansion. Net income from activities in North America, Europe and Japan was $129 million, a 37% improvement from the first quarter of 1994, as trading revenue strengthened.

Adjusted revenue climbed to $1.4 billion, a 20% increase compared with the first quarter of 1994, primarily reflecting improved trading results and a gain on the sale of a real estate asset in the Emerging Markets.

Revenue from trading-related activities in the foreign exchange, derivatives, and securities markets contributed $339 million (24%) of adjusted revenue, up from $163 million in the first quarter of 1994. Trading-related revenue-- including derivatives--reflected continued customer demand for risk management products and improved trading activities related to Citicorp's market-making activities. Trading-related revenue included $216 million and $97 million from the North America, Europe and Japan business in the first quarter of 1995 and 1994, respectively, and $123 million and $66 million from the Emerging Markets business in the first quarter of 1995 and 1994, respectively. See pages 24 - 25 for a discussion of the income statement effect of trading-related activities.

Adjusted operating expense increased 17% compared with the first quarter of 1994. North America, Europe and Japan adjusted operating expense increased 16%, reflecting higher volume in transaction banking, selective back office investment, and the foreign currency translation effect of the weak U.S. dollar, primarily in the European exchange markets. The Emerging Markets adjusted operating expense increased 18%, primarily reflecting continued business expansion.

Credit recoveries contributed to a net positive credit amount in the first quarter of 1995. The provision for credit losses in the first quarter of 1995 included a charge in excess of net write-offs of $25 million to build the allowance for credit losses.

In conjunction with the adoption of SFAS No. 114, which is discussed on page 27, commercial loans involving the in-substance repossession of the underlying collateral are reported as cash-basis loans rather than OREO. On this basis, cash-basis loans at March 31, 1995 were $516 million, up from $470 million at year-end 1994. The OREO portfolio of $149 million at March 31, 1995, which is principally located in the United Kingdom, was flat to 1994 year end. Total cash-basis loans and OREO of $665 million declined from $1.2 billion at March 31, 1994.

Average assets in the first quarter of 1995 included $96 billion in North America, Europe and Japan and $44 billion in the Emerging Markets. The $7 billion increase in average assets from the first quarter of 1994 primarily reflects the effects of the volatile dollar on revaluation gains related to foreign exchange contracts coupled with business expansion in the Emerging Markets.

NORTH AMERICA COMMERCIAL REAL ESTATE
- ------------------------------------

The North America Commercial Real Estate portfolio comprises relationships managed by the commercial real estate divisions in the U.S. and Canada. Citicorp's strategy for the North America Commercial Real Estate portfolio is one of active remedial management to maximize the long-term value and recoverability of the assets.


                                       First Quarter
                                      --------------
(Dollars in Millions)                 1995   1994(A)  Change  %
- ---------------------                 ----   -------  ------ ---
Total Revenue......................   $53    $  20    $ 33    NM
Operating Expense..................    31       62     (31)  (50)
Provision for Credit Losses........    16      106     (90)  (85)
                                      ---    -----    ----
Income (Loss) Before Taxes.........     6     (148)    154    NM
Income Taxes (Benefit).............     6      (72)     78    NM
                                      ---    -----    ----
Net Loss...........................   $ -    $ (76)   $ 76    NM
                                      ===    =====    ====

Average Assets (In Billions).......   $ 6    $  10    $ (4)  (40)

ADJUSTED FOR CREDIT-RELATED ITEMS
Total Revenue (B)..................   $59    $  46    $ 13    28
Operating Expense (C)..............    31       37      (6)  (16)
Credit Costs (D)...................    22      119     (97)  (82)

(A) Reclassified to conform to latest quarter's presentation.
(B) After adding back the net cost to carry cash-basis loans and OREO.
(C) Excludes writedowns, gains and losses on sales, and direct revenue and expense related to OREO.
(D) Includes net write-offs, the net cost to carry cash-basis loans and OREO, as well as writedowns, gains and losses on sales, and direct revenue and expense related to OREO.
NM  Not meaningful, as percentage equals or exceeds 100%.


The North America Commercial Real Estate business reported break-even results in the first quarter of 1995, compared with a loss of $76 million in the 1994 first quarter. Improved credit costs and a gain from the sale of an asset were factors in the first quarter 1995 results. Credit costs in the first quarter of 1995 declined significantly due to improving real estate market conditions (which resulted in lower net write-offs and writedowns), as well as a lower net cost to carry cash-basis loans and OREO. The first quarter 1995 provision for credit losses was $16 million, compared with $106 million in the 1994 first quarter, which included a $38 million provision in excess of net write-offs.

PORTFOLIO BY REGION AND BY PROJECT
- ----------------------------------


                                                                             Multi-   Mar. 31   Dec. 31
                                        Mid-                Other           Location   1995      1994
(In Millions)                         Atlantic  California   U.S.   Canada  & Other    Total     Total
- -------------                         --------  ----------  ------  ------  --------   -----     -----
Loans (A) (B).......................    $1,169    $  972    $2,362  $ 212     $376    $5,091    $5,325
Cash-Basis Loans (A) (C)............       316       326       571    146      108     1,467     1,543
OREO (C)............................       109       273       349    114       20       865       806
Letters of Credit and Other.........       267       837       644     98      256     2,102     2,186
                                        ------    ------    ------  -----     ----    ------    ------
Total Exposure......................    $1,861    $2,408    $3,926  $ 570     $760    $9,525    $9,860
                                        ======    ======    ======  =====     ====    ======    ======
PORTFOLIO BY PROJECT:
Office..............................    $  919    $  587    $1,969  $ 232     $ 20    $3,727    $3,818
Residential.........................       323       947       541     38       92     1,941     1,981
Retail..............................       354       421       681    195       37     1,688     1,845
Other (D)...........................       265       453       735    105      611     2,169     2,216
                                        ------    ------    ------  -----     ----    ------    ------
Total Exposure
 at March 31, 1995..................    $1,861    $2,408    $3,926  $ 570     $760    $9,525
                                        ======    ======    ======  =====     ====    ======
Total Exposure
 at December 31, 1994...............    $1,853    $2,466    $4,115  $ 599     $827              $9,860
                                        ======    ======    ======  =====     ====              ======
NET WRITE-OFFS AND
  NET OREO WRITEDOWNS:
Write-Offs..........................    $    -    $   (2)   $   14  $   4     $  -    $   16    $   68
Writedowns..........................         -         1         4      5        -        10        36
                                        ------    ------    ------  -----     ----    ------    ------
First Quarter 1995 - Total..........    $    -    $   (1)   $   18  $   9     $  -    $   26
                                        ======    ======    ======  =====     ====    ======
First Quarter 1994 - Total..........    $   15    $   45    $   11  $  24     $  9              $  104
                                        ======    ======    ======  =====     ====              ======

(A) Includes real estate-related loans of $355 million at March 31, 1995 and $405 million at December 31, 1994, of which $73 million in 1995 and 1994 were on a cash basis. Also includes bankers acceptances (included in Customers' Acceptance Liability) of $16 million and $17 million at March 31, 1995 and December 31, 1994, respectively.
(B) Loans includes $282 million and $655 million of renegotiated loans at March 31, 1995 and December 31, 1994, respectively, and excludes cash-basis loans. The weighted-average contractual rate on renegotiated loans approximated 6% at March 31, 1995. The level of renegotiated loans may increase as a result of ongoing restructuring activities.
(C) Effective January 1, 1995, Citicorp adopted SFAS No. 114, which eliminated the concept of "in-substance foreclosure." Under SFAS No. 114, assets are reported as OREO only when possession of the collateral is obtained. In conjunction with the adoption of SFAS No. 114, loans involving the in-substance foreclosure of the underlying collateral were reclassified from OREO to cash-basis loans in the table above. The reclassification reduced OREO and increased cash-basis loans by $628 million at December 31, 1994, but had no impact on total cash-basis loans and OREO.
(D) Includes approximately $198 million and $209 million of land-related loans at March 31, 1995 and December 31, 1994, respectively.


Total North America Commercial Real Estate exposure of $9.5 billion at March 31, 1995 declined modestly from the 1994 year end but was down 25% from a year ago. Citicorp continues to reduce its exposure through a series of initiatives that have resulted in paydowns and negotiated reductions in unfunded commitments.

Cash-basis loans and OREO totaled $2.3 billion at March 31, 1995, down slightly from 1994 year end and down sharply from $3.8 billion at March 31, 1994. Approximately $0.7 billion of the $1.5 billion of cash-basis loans at March 31, 1995 were contractually past due less than 90 days as to principal and interest (including $374 million of construction and self-funded loans) but were classified as cash basis because of uncertainty regarding future cash flows. As noted in the table on page 12, cash receipts (including amounts applied to principal) on average cash-basis loans and OREO in the first quarter of 1995 were $36 million.

CASH YIELD


                                              First Quarter 1995
                                   ----------------------------------------
                                      Average      Cash    Annualized Cash
(Dollars In Millions)              Carrying Value  Flows      Yield (%)
- ---------------------              --------------  ----    ----------------
Cash-Basis Loans (A).............    $1,415        $ 26         7.3

OREO.............................       827          10         5.1
                                     ------        ----

Total Cash-Basis Loans and OREO..    $2,242        $ 36         6.5
                                     ======        ====

(A) Cash flows represent cash interest payments received of which $17 million was applied as a reduction of principal.

CASH-BASIS LOANS AND OREO ACTIVITY

                                        First Quarter
                                       ---------------
(In Millions)                           1995      1994
- -------------                          -----    ------
Beginning Balance....................  $2,349   $4,051
New Cash-Basis Loans.................     153      202
Write-offs/Writedowns (A)............     (32)    (110)
Loans Returned to Accrual Status.....     (85)     (30)
Sales, Payments/Paydowns, and Other..     (53)    (329)
                                       ------   ------
Ending Balance.......................  $2,332   $3,784
                                       ======   ======

(A) Represents gross write-offs and writedowns (before recoveries) and gains/losses on disposition of OREO, and excludes write-offs on letters of credit and swaps.


Letters of Credit and Other of $2.1 billion at March 31, 1995, was down $0.1 billion from December 31, 1994. Included in Letters of Credit and Other were unfunded commitments of $0.5 billion that were concentrated in the office (40%) and residential (21%) markets. At March 31, 1995 and December 31, 1994, $0.2 billion of commitments related to borrowers experiencing financial difficulties. Citicorp provides standby letters of credit, the majority of which backstop tax-exempt multi-family housing bonds secured by residential properties. Approximately $0.6 billion of the $1.4 billion of outstanding letters of credit at March 31, 1995 related to projects on which debt service is continuing but the loan-to-value ratios have deteriorated below target levels and/or letter of credit fees are not being paid.

CROSS-BORDER REFINANCING PORTFOLIO
- ----------------------------------

                                 First Quarter
                                 -------------
(Dollars in Millions)            1995     1994     Change     %
- ---------------------            ----     ----     ------    ---
Total Revenue.................   $ 80     $ 28     $ 52       NM
Operating Expense.............      6        6        -        -
Provision for Credit Losses...      -      (35)      35       NM
                                  ---     ----      ---
Income Before Taxes...........     74       57       17       30
Income Taxes..................      8        8        -        -
                                  ---     ----      ---
Net Income....................    $66     $ 49      $17       35
                                  ===     ====      ===

Average Assets (In Billions)..   $ 3     $  3         -        -

NM Not meaningful, as percentage equals or exceeds  100%.


The Cross-Border Refinancing Portfolio reported net income of $66 million in the first quarter of 1995, compared with net income of $49 million in the first quarter of 1994. The results for the 1995 quarter reflected revenue of $26 million following completion of the Ecuador refinancing agreement, and also reflected higher revenue compared with the year-ago quarter attributable to the Brazil refinancing agreement completed in 1994. The 1994 results included a $34 million pretax release from the allowance for credit losses.

Citicorp's cross-border and non-local currency outstandings at March 31, 1995 included $3.4 billion of medium- and long-term outstandings, down $0.5 billion from December 31, 1994, primarily reflecting a decrease in the fair value of Brazilian securities (included in the available-for-sale securities portfolio). The medium- and long-term debt outstandings included $1.5 billion in Brazil, $0.6 billion in Venezuela, $0.4 billion in the Philippines, $0.3 billion in South Africa, $0.3 billion in Uruguay, and $0.3 billion in the aggregate in ten other countries. Additionally, at March 31, 1995, Citicorp had $3.8 billion of trade and short-term claims, $1.4 billion of investments in and funding of its local franchises, and $0.7 billion of investments in affiliates and debt-equity swaps in these countries.

Refer to footnote C on page 35 for an additional discussion related to amounts classified as Securities.

The amount of Cross-Border Refinancing Portfolio exposure on a cash basis was $58 million at March 31, 1995, down from $1.0 billion a year ago. The reduction from the 1994 level is primarily attributable to the completion of the Brazil refinancing agreement in the second quarter of 1994.


CORPORATE ITEMS
- ---------------

                          First Quarter
                         ---------------
(Dollars In Millions)    1995    1994(A)  Change  %
- ---------------------    -----   -------  ------ ---

Total Revenue..........  $ 156    $119     $ 37   31
Operating Expense......     90      95       (5)  (5)
                         -----    ----     ----
Income Before Taxes....     66      24       42   NM
Income Taxes...........    103      75       28   37
                         -----    ----      ---
Net Loss...............  $ (37)   $(51)    $ 14   27
                         =====    ====     ====

(A) Reclassified to conform to latest quarter's presentation.
NM  Not meaningful, as percentage equals or exceeds 100%.

Corporate Items includes revenue derived from charging businesses for funds employed (based upon a marginal cost of funds concept), unallocated corporate costs, and other corporate items including net gains related to capital-building transactions and the offset created by attributing income taxes to business activities on a local tax-rate basis.

Corporate Items reported a net loss of $37 million in the first quarter of 1995 compared with a net loss of $51 million in the first quarter of 1994, which included a net gain related to capital-building transactions of $14 million ($23 million pretax). The improvement in 1995 first quarter results principally reflected higher revenue derived from charging businesses for funds employed.

MANAGING GLOBAL RISK
- --------------------
LIQUIDITY
- ---------

Citicorp manages liquidity through a well-defined process described in the 1994 Annual Report and Form 10-K.

Total deposits of $165.1 billion represent 61% of total funding at March 31, 1995, compared with $155.7 billion (62% of total funding) at year-end 1994, and are broadly diversified by geography and customer segments.

Stockholders' equity, which grew $0.6 billion during the quarter to $18.4 billion, continues to be an important component of the overall funding structure.

Long-term debt is issued by Citicorp (the "Parent Company") and its subsidiaries. A diversity of sources, currencies, and maturities is used to gain the broadest practical access to the investor base. Total Parent Company and subsidiary long-term debt, including subordinated capital notes, outstanding at March 31, 1995 was $17.5 billion, compared with $17.9 billion at year-end 1994.

Securitization of assets remains an important source of liquidity. Total assets securitized during the quarter were $3.0 billion, including $2.9 billion of U.S. credit cards and $0.1 billion of U.S. consumer mortgages. As securitized credit card receivables transactions amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. During the remainder of 1995, $3.7 billion of credit card receivables which were previously securitized are scheduled to amortize.

The Parent Company is a legal entity separate and distinct from Citibank, N.A. and its other subsidiaries and affiliates. There are various legal limitations on the extent to which Citicorp's banking subsidiaries may extend credit, pay dividends, or otherwise supply funds to Citicorp. The approval of the Office of the Comptroller of the Currency ("OCC") is required if total dividends declared by a national bank in any calendar year exceed net profits (as defined) for that year combined with its retained net profits for the preceding two years. In addition, dividends for such a bank may not be paid in excess of the bank's undivided profits. State-chartered bank subsidiaries are subject to dividend limitations imposed by applicable state law.

As of March 31, 1995, under their applicable dividend limitations, Citicorp's national and state-chartered bank subsidiaries could have declared dividends to their respective parent companies without regulatory approval of approximately $4.8 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that as of March 31, 1995, its bank subsidiaries could have distributed dividends to Citicorp, directly or through their parent holding company, of approximately $3.7 billion of the available $4.8 billion.

Citicorp also receives dividends from its nonbank subsidiaries. These nonbank subsidiaries are generally not subject to regulatory restrictions on their payment of dividends except that the approval of the Office of Thrift Supervision may be required if total dividends declared by a savings association in any calendar year exceed amounts specified in that agency's regulations.


PRICE RISK
- ----------

Citicorp manages the sensitivity of earnings to changes in interest rates, foreign exchange rates, and market prices and volatilities through established procedures described in the 1994 Annual Report and Form 10-K. These include limits set annually for each major category of risk which are monitored and managed by the businesses and reviewed monthly at the corporate level. Citicorp uses a risk management system based on market factors that accommodates the diversity of balance sheet and derivative product exposures and exposure management systems of its various businesses. The market factor approach identifies the variables that cause a change in the value of a financial instrument. Price risk is then measured using various tools, including the earnings-at-risk method, which is applied to the non-trading portfolios, and the potential-loss-amount method, which is applied to the trading portfolios. These measures are used as indicators to monitor sensitivity of earnings to market risk rather than as a quantification of aggregate risk amounts.

Earnings at risk measures the potential pretax earnings impact on the non-trading portfolios of a specified movement in interest rates for a given time period. The earnings at risk for each currency is calculated by multiplying the repricing gap between interest sensitive items by the specified rate movement, and then taking into account the impact of options, both explicit and embedded. The specific rate movements are statistically derived from a two standard deviation movement. The potential earnings effect of market rate movements is managed by modifying the asset and liability mix, either directly or through the use of derivative instruments. These include interest rate swaps and other derivative instruments, which are either designated and effective as hedges or designated and effective in modifying the interest rate characteristics of specified assets or liabilities.

During the first quarter of 1995, the monthly amount of U.S. dollar earnings at risk for the following 12 months to a two standard deviation increase in rates in Citicorp's significant U.S. businesses ranged from approximately $25 million to $45 million in the aggregate, compared with the range for full year 1994 of approximately $5 million to $90 million. As of March 31, 1995, the U.S. dollar interest rate exposure taken in tenors beyond one year results in earnings at risk of a maximum of $90 million in any single future year.

The price risk of the trading portfolios is measured using the potential-loss-amount method, which estimates the sensitivity of the value of the trading positions to changes in the various market factors, such as interest and foreign exchange rates, over the period necessary to close the position (generally one day). The method considers the probability of movements of these market factors (as derived from a two standard deviation movement) adjusted for correlation among them. The daily price risk process monitors exposures against limits and triggers specific management actions to ensure that the potential impact on earnings, due to the many dimensions of price risk, is controlled within acceptable limits.

During the first quarter of 1995, the potential loss amount in the trading portfolios based on monthly averages of daily exposures ranged from approximately $45 million to $55 million in the aggregate for Citicorp's major trading centers, compared with a range for full year 1994 of approximately $45 million to $85 million. The potential loss amounts decreased each quarter in 1994 reflecting a reduced appetite for risk which carried through to the first quarter of 1995. The level of exposure taken is a function of the market environment and expectations of future price and market movements, and will vary from period to period. Trading-related revenue for the first quarter of 1995 was $395 million compared with quarterly revenue ranging from $214 million to $490 million during 1994. The increase in trading-related revenue compared with the 1994 first quarter reflected continued customer demand for risk management products and improved trading activities related to Citicorp's market-making activities.


DERIVATIVE AND FOREIGN EXCHANGE ACTIVITIES
- ------------------------------------------

Derivative and foreign exchange products are important risk management tools for Citicorp and its customers. These contracts typically take the form of futures, forward, swap, and option contracts, and derive their value from underlying interest rate, foreign exchange, commodity, or equity instruments. They are subject to the same types of liquidity, price, credit, and operational risks as other financial instruments, and Citicorp manages these risks in a consistent manner. As a dealer, Citicorp offers derivative and foreign exchange instruments to customers, separately or with other products, to help them to manage their risk profile, and also trades for its own account. In addition, Citicorp employs derivative and foreign exchange contracts among other instruments as an end-user in connection with its risk management activities. Monitoring procedures entail objective measurement systems, well-defined market and credit risk limits at appropriate control levels, and timely reports to line and senior management according to prescribed policies. Additional information concerning Citicorp's derivative and foreign exchange activities is provided in the 1994 Annual Report and Form 10-K.

Notional principal amounts are frequently used as indicators of derivative and foreign exchange activity, serving as a point of reference for calculating payments. Notional principal amounts do not reflect balances subject to credit or market risk, nor do they reflect the extent to which positions offset one another. As a result, they do not represent the much smaller amounts that are actually subject to risk in these transactions. Balance sheet credit exposure arises from unrealized gains and represents the amount of loss that Citicorp would suffer if every counterparty to which Citicorp was exposed were to default at once (i.e., the cost of replacing these contracts), and does not represent actual or expected loss amounts. The table on page 16 presents the aggregate notional principal amounts of Citicorp's outstanding derivative and foreign exchange contracts at March 31, 1995, December 31, 1994, and March 31, 1994, along with the related balance sheet credit exposure. The table includes all contracts with third parties, including both dealer and end-user positions.

DERIVATIVE AND FOREIGN EXCHANGE CONTRACTS
- -----------------------------------------


                                                                                      Balance Sheet
                                                 Notional Principal Amounts         Credit Exposure (A)
                                               ------------------------------   ---------------------------
                                                 Mar. 31   Dec. 31    Mar. 31   Mar. 31   Dec. 31   Mar. 31
(In Billions)                                     1995      1994       1994      1995      1994      1994
- -------------                                    -------   -------    -------   -------   -------   -------
INTEREST RATE PRODUCTS
 Futures Contracts.........................    $  214.3   $  175.2  $  210.1    $    -    $   -     $   -
 Forward Contracts.........................       561.3      561.3     346.2       0.8      0.6       0.3
 Swap Agreements...........................       402.0      367.5     280.6       6.3      6.0       6.5
 Purchased Options.........................       104.1      110.2     110.6       1.3      1.7       1.4
 Written Options...........................       169.2      105.7      93.8         -        -         -
FOREIGN EXCHANGE PRODUCTS
 Futures Contracts.........................         0.5        0.1       0.1         -        -         -
 Forward Contracts.........................     1,259.6    1,153.0   1,109.4      37.4     14.9      15.7
 Cross-Currency Swap Agreements............        35.7       33.8      32.8       2.8      2.2       1.7
 Purchased Options.........................        77.4       63.6      64.4       3.0      1.3       1.3
 Written Options...........................        86.0       66.2      55.0         -        -         -
COMMODITY AND EQUITY PRODUCTS..............        26.9       28.0      23.9       1.1      0.8       0.9
                                                                                ------    -----     -----
                                                                                  52.7     27.5      27.8
EFFECTS OF MASTER NETTING AGREEMENTS (B)                                         (20.5)    (7.0)     (6.1)
                                                                                ------    -----     -----
                                                                                $ 32.2    $20.5     $21.7
                                                                                ======    =====     =====

(A) There is no balance sheet credit exposure for futures contracts because they settle daily in cash, and none for written options because they represent obligations (rather than assets) of Citicorp.
(B) Master netting agreements mitigate credit risk by permitting the offset of amounts due from and to individual counterparties in the event of counterparty default.

The overall increase in the notional amounts of derivative and foreign exchange contracts reflected a higher level of activity and customer demand in response to interest rate volatility in the European and U.S. markets, and foreign exchange effects as certain major currencies continued to strengthen against the U.S. dollar. The balance sheet credit exposure of foreign exchange forward contracts increased during the quarter as a result of the strengthening of certain major currencies, particularly the German mark and the Japanese yen, against the U.S. dollar. The increase was partially offset by the effect of qualifying master netting agreements entered into with counterparties, reflecting the translation effects noted above, as well as additional netting agreements in place.

Citicorp manages its credit exposure on derivative and foreign exchange instruments as part of the overall extension of credit to individual customer relationships, subject to the same credit approvals, limits, and monitoring procedures used for other activities. In managing the aggregate credit extension to an individual customer, Citicorp measures the amount at risk on a derivative or foreign exchange instrument as the sum of two factors: the current replacement cost (i.e., balance sheet credit exposure), and the potential increase in the replacement cost over the remaining life of the instrument should market prices change. Citicorp's use of these two risk measures is discussed further in the 1994 Annual Report and Form 10-K. As shown in the table above, replacement cost for all contracts in the aggregate was $32.2 billion at March 31, 1995. The potential increase in replacement cost, estimated as the amount of loss that Citicorp would suffer if changes in market rates resulted in additional unrealized gains and every counterparty to which Citicorp was exposed were to default at once, was approximately $50 billion in the aggregate for all contracts at March 31, 1995. At year-end 1994, approximately 96% of the total credit exposure was to investment grade counterparties and approximately 91% was under three years tenor, and Citicorp believes the distribution is substantially similar at March 31, 1995. There were no significant amounts of nonperforming contracts at March 31, 1995 and gross credit-related losses on derivative contracts totaled $3 million in the first quarter of 1995.

The calculation of risk-adjusted assets for purposes of the regulatory risk-based capital ratios includes risk-weighted credit-equivalent amounts for derivative and foreign exchange contracts. These amounts were $2.5 billion for interest rate contracts and $11.2 billion for foreign exchange, commodity, and equity contracts as of March 31, 1995 and $2.9 billion and $7.6 billion, respectively, as of December 31, 1994, net of bilateral netting arrangements, as applicable. The risk-weighted credit equivalent amounts were $3.0 billion and $8.2 billion, respectively, as of March 31, 1994.

Citicorp's management of its derivative and foreign exchange activities, including the related accounting and operational controls, is tailored to its dealer and end-user activities.

Citicorp's dealer activities are managed on a market-value basis, which recognizes in earnings the gains or losses resulting from changes in market rates. For other than short-term derivative and foreign exchange contracts, Citicorp defers, at the inception of each contract, an appropriate portion of the initial market value attributable to ongoing costs such as servicing and operational activities. This amount is amortized into trading account or foreign exchange revenue over the life of the contract. The balance of unamortized revenue was $279 million at March 31, 1995. Information regarding derivative and foreign exchange trading revenue can be found on page 24.

Citicorp's risk management activities employ interest rate swaps and other derivatives that are designated and effective as hedges, as well as contracts that are designated and effective in modifying the interest rate characteristics of specified assets or liabilities. These contracts are accounted for in a manner consistent with the related assets or liabilities. Revenue and expense related to these agreements are generally included in net interest revenue over the lives of the agreements on an accrual basis, and realized gains and losses, including any related to terminated contracts, are deferred and amortized.

Through the effective use of derivatives, Citicorp has been able to modify the volatility of its revenue from asset and liability positions. The table below illustrates the effect of derivatives on Citicorp's U.S. dollar earnings at risk for the next 12 months.


TWELVE MONTH U.S. DOLLAR EARNINGS AT RISK


                                               Assuming a Rate Move of
                                             ----------------------------
                                             Two Standard   Two Standard
                                               Deviation      Deviation
(In Millions at March 31, 1995)                Increase       Decrease
- -------------------------------              ----------     -------------

Excluding Derivatives......................      $153          $(171)
Including Derivatives......................       (32)            32

As indicated above, the variability of U.S. dollar earnings at risk for the following 12 months to a two standard deviation increase in rates was reduced through risk modification using derivatives.

The notional principal amounts of Citicorp's end-user positions as of March 31, 1995 and December 31, 1994, and their approximate maturities as of March 31, 1995, are reported in the table below. Contract maturities are related to the underlying risk management strategies.


END-USER DERIVATIVE AND FOREIGN EXCHANGE CONTRACTS
INCLUDING THIRD-PARTY AND INTERCOMPANY CONTRACTS                                Percentage of March 31, 1995 Amount Maturing
                                                                              ------------------------------------------------
                                                              Notional        Within  1 to 2  2 to 3  3 to 4  4 to 5  After 5
(Dollars In Billions)                                     Principal Amount    1 Year  Years   Years   Years   Years    Years
- ---------------------                                     ----------------    ------  ------  ------  ------  ------  --------
                                                          Mar. 31  Dec. 31
                                                            1995     1994
                                                            ----     ----
INTEREST RATE PRODUCTS
Futures Contracts...................................        $33.9  $77.4      72%     22%      5%      1%      -        -
Forward Contracts...................................          9.0    3.7      98       2       -       -       -        -
Swap Agreements.....................................         79.8   68.5      31      20      11      13      14%      11%
Option Contracts....................................         26.0   32.5      18      19      33      18       6        6
FOREIGN EXCHANGE PRODUCTS
Futures and Forward Contracts.......................         42.8   40.5(A)   99       1       -       -       -        -
Cross-Currency Swap Agreements......................          3.2    3.1(A)   36      16       8       9      19       12

(A)   Reclassified to conform to latest quarter's presentation.


The decrease in notional amounts of end-user interest rate futures and options during the first quarter of 1995 reflects lower utilization of these products in response to stabilizing U.S. interest rates. In order to achieve targeted levels of earnings at risk, Citicorp's utilization of these instruments is modified from time to time in response to changing market conditions as well as changes in the characteristics and mix of the related assets and liabilities.
In this connection, during
the first quarter of 1995 interest rate contracts with a notional principal amount of $20 billion were closed out resulting in a net deferred loss of approximately $18 million. Total unamortized net deferred losses, including those related to prior period close-outs, were approximately $192 million at March 31, 1995, which will be amortized into earnings over a period reflecting the original hedging or risk management strategy (48% in 1995, 28% in 1996 and 24% in subsequent years).

End-user derivative positions are components of Citicorp's designated asset and liability management activities. Derivatives provide an additional tool for accomplishing risk management objectives, but these same objectives could alternatively be accomplished using other financial instruments. Therefore, Citicorp does not believe it is meaningful to analyze the derivatives component of its risk management activities in isolation from related positions.

Additional information regarding the outstanding notional amounts and weighted average rates of interest rate swaps and caps at March 31, 1995 is provided in the table below, with three month LIBOR forward rates included for reference. The table is intended to provide an overview of these components of the end-user portfolio, but should be viewed only in the context of Citicorp's related assets and liabilities.

END-USER INTEREST RATE SWAPS AND CAPS AS OF MARCH 31, 1995

                                                                   Remaining Contracts Outstanding at March 31
                                                                   --------------------------------------------
(Dollars in Billions)                                              1995    1996    1997    1998    1999    2000
- ---------------------                                              ----    ----    ----    ----    ----    ----
RECEIVE FIXED SWAPS
   Notional Amounts............................................   $55.5   $40.4   $31.9   $25.9   $16.5   $ 6.4
   Weighted-Average Fixed Rate.................................     6.5%    6.6%    6.8%    6.8%    7.3%    6.9%
PURCHASED INTEREST RATE CAPS (A)
   Notional Amounts............................................   $16.0   $13.9   $10.0   $ 6.2   $ 1.4   $ 0.5
   Weighted-Average Cap Rate...................................     6.3%    6.9%    7.0%    7.1%    7.4%    7.4%
PAY FIXED SWAPS
   Notional Amounts............................................   $14.3   $ 7.7   $ 5.0   $ 3.8   $ 3.0   $ 2.4
   Weighted-Average Fixed Rate.................................     7.1%    7.4%    7.6%    7.4%    7.5%    7.3%
BASIS SWAPS
   Notional Amounts............................................   $10.0   $ 6.8   $ 2.1   $ 0.6   $ 0.1       -

THREE-MONTH IMPLIED FORWARD LIBOR RATES (B)....................     6.1%    7.0%    7.3%    7.4%    7.6%    7.7%

(A) The purchased interest rate caps effectively reduce the risk of the receive fixed interest rate swaps to rising interest rates by limiting the amount that is payable under the floating rate legs of such swaps.
(B) The floating rate for a substantial majority of the end-user interest rate swaps and caps is three-month LIBOR. The three-month LIBOR rates shown above reflect the implied forward yield curve for that index as of March 31, 1995.


Various proposals have been made in Congress to enact legislation which would limit or regulate derivatives activities. While Citicorp generally believes that legislation in this area is unnecessary, Citicorp cannot predict what, if any, action will be taken by Congress with respect to derivatives activities and what impact any such action may have on Citicorp's derivatives business. In addition, the Financial Accounting Standards Board is developing possible new accounting standards regarding derivatives and hedge accounting which could significantly affect the accounting treatment of derivative and foreign exchange contracts by Citicorp and its customers. Such initiatives could affect the nature and extent of these activities.


ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
- ---------------------------------------------

The table on page 19 provides disclosure of the estimated fair value of Citicorp's financial instruments as defined in accordance with applicable requirements, including financial assets and liabilities recorded on the balance sheet as well as off-balance sheet instruments such as derivative and foreign exchange contracts, loan commitments, and credit card securitizations. To better reflect Citicorp's values subject to market risk and to illustrate the interrelationships that characterize risk management strategies, the following table also provides estimated fair value data for the expected time period until runoff of existing deposits with no fixed maturity.

ESTIMATED FAIR VALUE IN EXCESS OF (LESS THAN) CARRYING VALUE


                                                                 Mar. 31  Dec. 31     Increase
(In Billions)                                                     1995      1994     (Decrease)
- -------------                                                    -------  -------    ----------

Assets and Liabilities........................................    $ 4.3      $ 4.6       $(0.3)
End-User Derivative and Foreign Exchange Contracts............     (0.7)      (1.4)        0.7
Loan Commitments..............................................     (0.2)      (0.2)          -
Credit Card Securitizations (A)...............................      0.3        0.7        (0.4)
                                                                  -----      -----       -----

   Subtotal...................................................      3.7        3.7           -
Deposits with No Fixed Maturity (B)...........................      2.5        2.9        (0.4)
                                                                  -----      -----       -----
Total.........................................................    $ 6.2      $ 6.6       $(0.4)
                                                                  =====      =====       =====

(A) Represents the estimated excess in fair value of the underlying receivables and investor certificates, which is derived by Citicorp in the form of excess servicing, and principally arises from fixed rates payable to certificate holders.
(B) Represents the estimated excess fair value related to the expected time period until runoff of existing deposits with no fixed maturity on the balance sheet at March 31, 1995, without assuming any regeneration of balances, based on the estimated difference between the cost of funds on these deposits and the cost of funds from alternative sources.


In the aggregate, estimated fair values exceeded carrying values by approximately $6.2 billion at March 31, 1995 and $6.6 billion at December 31, 1994. The decrease is primarily due to the effects of declining long-term interest rates on assets, liabilities and credit card securitizations, partially offset by improvement in the value of derivative contracts due to the same interest rate environment.



CAPITAL
- -------

Citicorp is subject to risk-based capital guidelines issued by the Federal Reserve Board ("FRB"). These guidelines are supplemented by a leverage ratio requirement. The risk-based capital guidelines and the leverage ratio requirement are detailed in the 1994 Annual Report and Form 10-K.

Common stockholders' equity increased $442 million during the quarter to $14.0 billion, primarily reflecting net income of $829 million, issuance of common stock under various staff benefit plans and the dividend reinvestment plan of $100 million, and foreign currency translation of $67 million, partially offset by cash dividends declared on common and preferred stock of $211 million and an after-tax reduction in the net unrealized value of securities available for sale of $336 million. Tier 1 capital at quarter-end was $17.8 billion, up $923 million from year-end 1994. The increase in Tier 1 capital reflects the above items (excluding the reduction in the net unrealized value of securities available for sale in accordance with regulatory risk-based capital guidelines) as well as the issuance of $150 million of perpetual preferred stock.

Citicorp's Tier 1 capital ratio increased to 8.01% at March 31, 1995, up from 7.80% at year-end and 6.86% at March 31, 1994. Total capital (Tier 1 and Tier
2) was $26.9 billion at March 31, 1995, compared with $26.1 billion at December 31, 1994, and $23.5 billion at March 31, 1994.

In October 1992, Citicorp issued 76.9 million depositary shares representing Conversion Preferred Stock, Series 15 ("PERCS"). The PERCS are redeemable at Citicorp's option in exchange for shares of common stock having a market value (determined during a period before the call for redemption is announced) equal to a set price per share of PERCS. On April 27, 1995, Citicorp announced that it would redeem 30 million depositary shares, or approximately 39% of the outstanding depositary shares, by issuing approximately 13.2 million shares of common stock on June 12, 1995. The redemption will have no effect on Citicorp's Tier 1 capital but will increase common stockholders' equity by $443 million, or 16 basis points. Citicorp currently expects to retire the remaining depositary shares before November 30, 1995 (the date when the PERCS would automatically be converted into common stock) by means of redemption or open market or privately negotiated transactions.

Because the number of shares of common stock deliverable on redemption of the PERCS decreases as the common stock price increases, the PERCS have acted since their issuance to offset the dilutive effects of shares of common stock issued or issuable under Citicorp's dividend reinvestment plan and various employee programs. As stated in the 1994 Annual

Report and Form 10-K, Citicorp may utilize options or other financial instruments in connection with the redemption of the depositary shares. In order to replace some of this offset benefit provided by shares of PERCS that are retired, on May 5, 1995, Citicorp entered into a forward contract with respect to between $160 million and $300 million of Citicorp common stock.

The forward contract is designed to have at settlement a similar effect as the PERCS, in that it will act to reduce the number of shares of common stock outstanding if the market price of Citicorp common stock increases (as a result of delivery of shares of common stock by the counterparty to Citicorp). To the extent that the market price of the common stock decreases, the contract will increase the number of common shares outstanding (as a result of the delivery of shares by Citicorp to the counterparty). The forward contract will be settled in shares of Citicorp common stock on a net basis in July 1996, or earlier in certain circumstances, based on the difference between the then current market price and the forward strike price set in the contract. The forward strike price is based in part on the common stock price used in the PERCS redemptions. Citicorp may enter into additional transactions of a similar nature whose timing and terms will depend on market conditions, Citicorp's liquidity and capital position, and other considerations.

In accordance with current accounting guidelines, the forward contract will have no effect on net income or stockholders' equity. Settlement of the forward contract will result in the issuance or receipt of Citicorp common stock. For purposes of computing earnings per share, shares deliverable by Citicorp under the forward contract will be treated like outstanding shares to the extent that the forward price exceeds the market price of the common stock as of the period-end reporting date. Shares receivable by Citicorp under the forward contract will not be deducted from the number of outstanding shares until the final number of shares to be received has been determined.


CITICORP RATIOS                Minimum   Mar. 31  Dec. 31  Mar. 31
                               Required   1995     1994     1994
                               --------  -------  -------  -------
Common Stockholders' Equity..              5.21%    5.42%    4.51%

Tier 1 Capital...............    4.00%     8.01     7.80     6.86
Tier 1 and Tier 2 Capital....    8.00     12.06    12.04    11.55

Leverage (A).................    3.00+     7.00     6.67     5.95

(A) Citicorp has not been advised by the FRB of a specific minimum leverage ratio.

COMPONENTS OF RISK-BASED CAPITAL UNDER REGULATORY GUIDELINES


                                                           Mar. 31   Dec. 31   Mar. 31
(In Millions)                                               1995       1994      1994
- -------------                                             --------   --------  --------
TIER 1 CAPITAL

Common Stockholders' Equity.............................  $ 14,024   $ 13,582  $ 10,862
Perpetual Preferred Stock...............................     4,337      4,187     3,887
Minority Interest.......................................        58         55        50
Less:
  Net Unrealized (Losses) Gains - Securities Available
   for Sale (A).........................................       (58)       278       227
  Intangible Assets (B).................................       338        344       371
  50% Investment in Certain Subsidiaries (C)............       297        283       247
                                                          --------   --------  --------
Total Tier 1 Capital....................................    17,842     16,919    13,954
                                                          --------   --------  --------

TIER 2 CAPITAL

Allowance for Credit Losses (D).........................     2,814      2,741     2,566
Limited Life Preferred Stock............................         6          6        16
Qualifying Debt (E).....................................     6,485      6,736     7,190
Less: 50% Investment in Certain Subsidiaries (C)........       297        283       246
                                                          --------   --------  --------
Total Tier 2 Capital....................................     9,008      9,200     9,526
                                                          --------   --------  --------

Total Capital (Tier 1 and Tier 2).......................  $ 26,850   $ 26,119  $ 23,480
                                                          ========   ========  ========

Net Risk-Adjusted Assets (F)............................  $222,647   $216,856  $203,337
                                                          ========   ========  ========

(A) Tier 1 capital excludes net unrealized (losses) gains on securities available for sale in accordance with regulatory risk-based capital guidelines.
(B) Includes goodwill and certain identifiable intangible assets.
(C) Primarily Citicorp Securities, Inc.
(D) Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.
(E) Includes qualifying senior and subordinated debt, in an amount not exceeding 50% of Tier 1 capital, plus subordinated capital notes, subject to certain limitations.
(F) Net risk-adjusted assets include certain off-balance sheet activities and commitments such as foreign exchange and derivative products and letters of credit and also reflect deductions for intangible assets and any excess allowance for credit losses. See page 15 for further discussion of derivative and foreign exchange activities.


Citicorp's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At March 31, 1995, all of Citicorp's subsidiary depository institutions were "well capitalized" under the federal bank regulatory agencies' definitions.


CITIBANK, N.A. RATIOS                   Minimum   Mar. 31  Dec. 31  Mar. 31
                                        Required   1995      1994     1994
                                        --------  -------  -------  -------

Common Stockholder's Equity..                       6.57%    6.91%    6.08%

Tier 1 Capital...............             4.00%     8.14     7.83     6.94
Tier 1 and Tier 2 Capital....             8.00     12.61    12.44    11.06

Leverage (A).................             3.00+     6.53     6.09     5.71

(A) Citibank, N.A. has not been advised of a specific minimum leverage ratio.


The FRB and the OCC have finalized their capital adequacy guidelines to establish a limitation on the amount of deferred tax assets that may be included in Tier 1 capital for risk-based and leverage capital purposes. Under the final rules, the capital recognition of deferred tax assets whose realization is dependent on future taxable income is limited to the lesser of (a) an amount that is expected to be realized within one year based on a projection of future taxable income (exclusive of tax carryforwards and reversals of existing temporary differences) for that year, or (b) 10% of Tier 1 capital before certain adjustments. As of March 31, 1995, the deferred tax assets of Citicorp and its subsidiaries met the criteria for capital recognition set by the FRB and OCC and were included in the applicable risk-based and leverage capital ratios.

In April 1995, the Basle Committee on Banking Supervision, with the agreement of the central bank governors of the Group of Ten Countries, including the FRB, issued a revised proposal on market risk. The revised proposal would establish capital requirements for market risks in certain on- and off-balance sheet positions of banking organizations. The FRB and OCC are expected to issue a notice of proposed rulemaking modifying their risk-based capital guidelines to implement these changes. In December 1993, the FRB distributed a memorandum with respect to a proposal to issue a notice of proposed rulemaking and an advanced notice of proposed rulemaking relating to sales of assets, including the capital treatment of recourse arrangements and direct credit substitutes. In addition, from time to time, the FRB and the Federal Financial Institutions Examination Council propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets.

STATEMENT OF INCOME ANALYSIS
- ----------------------------
NET INTEREST REVENUE (TAXABLE EQUIVALENT BASIS)
- -----------------------------------------------

Net interest revenue increased 12% from the first quarter of last year, reflecting higher net rate spreads as well as an increase in interest-earning assets. The improvement in spreads includes funding benefits associated with higher equity levels.

Net interest revenue and interest rate spreads for all periods presented were reduced by the effect of credit card securitization. Adjusted for the effect of credit card securitization, net interest revenue increased 7% from the 1994 first quarter. The related adjusted net rate spread was 4.61% in the first quarter of 1995 compared with 4.52% in the 1994 first quarter.

The improvement in the adjusted net rate spread in the U.S. in the first quarter of 1995 compared with the first quarter of 1994 primarily reflected a lower cost to carry cash-basis loans and OREO. The increase in net interest revenue and the related net rate spread outside the U.S. primarily reflected higher volumes and favorable spreads in the consumer businesses in the Emerging Markets, and an increase in net interest revenue from the cross-border refinancing portfolio, partially offset by reduced trading-related net interest revenue in the Global Finance business.

The increase in adjusted average interest-earning assets of $11.2 billion from the first quarter of 1994 was mainly attributable to higher levels of consumer loans and securities both in and outside the U.S., and commercial loans outside the U.S. These increases were partially offset by lower levels of federal funds sold and resale agreements and trading account assets.

NET INTEREST REVENUE STATISTICS
(TAXABLE EQUIVALENT BASIS) (A)(B)                         1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr.  1st Qtr.
                                                            1995      1994      1994      1994      1994
                                                           ------    ------    ------    ------    ------
NET INTEREST REVENUE:
(In Millions)
 U.S...................................................    $1,047    $1,025    $1,015    $  911    $  945
 Outside the U.S.......................................     1,286     1,303     1,337     1,259     1,142
                                                           ------    ------    ------    ------    ------
 Total.................................................    $2,333    $2,328    $2,352    $2,170    $2,087
                                                           ------    ------    ------    ------    ------
AVERAGE INTEREST-EARNING ASSETS:
(In Billions)
 U.S...................................................    $104.9    $103.9    $ 99.9    $100.8    $102.7
 Outside the U.S.......................................     118.8     115.3     113.6     108.9     108.1
                                                           ------    ------    ------    ------    ------
 Total.................................................    $223.7    $219.2    $213.5    $209.7    $210.8
                                                           ======    ------    ------    ------    ------
NET RATE SPREAD (%):
 U.S...................................................      4.05      3.91      4.03      3.63      3.73
 Outside the U.S.......................................      4.39      4.49      4.67      4.63      4.29
 Total.................................................      4.23      4.21      4.37      4.15      4.01

ADJUSTED FOR THE EFFECT OF CREDIT CARD SECURITIZATION
- -----------------------------------------------------
NET INTEREST REVENUE:
(In Millions)
 U.S...................................................    $1,515    $1,495    $1,525    $1,451    $1,474
 Total.................................................     2,801     2,798     2,862     2,710     2,616
AVERAGE INTEREST-EARNING ASSETS:
(In Billions)
 U.S...................................................    $127.4    $125.5    $123.1    $125.5    $126.9
 Total.................................................     246.2     240.8     236.7     234.4     235.0
NET RATE SPREAD (%):
 U.S...................................................      4.82      4.73      4.92      4.64      4.71
 Total.................................................      4.61      4.61      4.80      4.64      4.52

(A) Includes appropriate allocations for capital and funding costs based on the location of the asset.
(B) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35% for the periods presented.

FEE AND COMMISSION REVENUE
- --------------------------

                                   First Quarter
                              --------------------
(In Millions)                   1995          1994
- -------------                 ------        ------
Global Consumer.............  $  812        $  819
Global Finance..............     427           415
Other.......................      23            25
                              ------        ------
Total.......................  $1,262        $1,259
                              ======        ======

Fee and commission revenue earned by the Global Consumer business reflected lower fees in the U.S. credit card business (reflecting the effect of credit card securitization--see page 29) and from private banking activities, partially offset by continued strong growth in the Latin America and Asia Pacific regions. Adjusted for the effect of credit card securitization, U.S. credit card fees were flat compared to a year ago as a reduction in annual customer fees were offset by higher transaction fees from increased charge volumes. The increase in fee revenue in the Global Finance business was principally attributable to higher transaction banking activities in the Emerging Markets.

TRADING-RELATED REVENUE
- -----------------------

Trading-related revenue is reported in "Trading Account" and "Foreign Exchange" on the income statement, but also includes other amounts, principally reflected in Net Interest Revenue. The table below provides an analysis of trading-related revenue by income statement line and by trading activity. Trading activities are primarily conducted in the Global Finance business, but included $56 million and $51 million conducted outside the Global Finance business (principally in the Global Consumer business) in the first quarter of 1995 and 1994, respectively. Global Finance trading-related revenue included $216 million and $97 million from the North America, Europe and Japan business in the first quarter of 1995 and 1994, respectively, and $123 million and $66 million from the Emerging Markets business in the first quarter of 1995 and 1994, respectively. Trading-related revenue--including derivatives--reflected continued customer demand for risk management products and improved trading activities related to Citicorp's market-making activities.


                              First Quarter
                             ---------------
(In Millions)                  1995    1994
- -------------                ------    -----

BY INCOME STATEMENT LINE:
 Trading Account...........   $  39   $   5
 Foreign Exchange..........     305      66
 Other (A).................      51     143
                              -----   -----
Total......................   $ 395   $ 214
                              =====   =====

BY TRADING ACTIVITY:
 Foreign Exchange (B)......   $ 265   $ 148
 Derivative (C)............      99      57
 Fixed Income (D)..........     (43)    (43)
 Other.....................      74      52
                              -----   -----
Total......................   $ 395   $ 214
                              =====   =====

(A) Primarily net interest revenue.
(B) Includes foreign exchange spot, forward, and option contracts.
(C) Primarily interest rate and currency swaps, options, financial futures, and equity and commodity contracts.
(D) Principally debt instruments including government and corporate debt as well as mortgage-backed securities.


Trading-related revenue increased to $395 million in the first quarter of 1995, up from $214 million in the first quarter of 1994. Higher trading account and foreign exchange revenue were partially offset by a reduction in other trading-related revenue, reflecting lower net interest revenue associated with trading-related activities in North America and Latin America.

TRADING ACCOUNT

Trading account revenue, which included activities in the debt, derivatives, and other securities markets, was $39 million and $5 million in the first quarter of 1995 and 1994, respectively. While trading account revenue improved from the first quarter of 1994, uncertainty concerning interest rates and difficult market conditions continued to depress trading results across all products and geographies.

FOREIGN EXCHANGE

Foreign exchange revenue was $305 million and $66 million in the first quarter of 1995 and 1994, respectively, reflecting increased customer-driven activity and improved market-making results, primarily in North America and Latin America.


SECURITIES TRANSACTIONS
- -----------------------

Net gains from the sale of securities were $26 million in the first quarter of 1995, compared with $50 million in the first quarter of 1994. The net gain in the first quarter of 1995 reflected gross realized gains of $41 million and gross realized losses of $15 million.

The fair value of securities available for sale and the related adjustment to Stockholders' Equity may fluctuate over time based on market conditions and changes in market interest rates, as well as events and trends affecting specific securities.


OTHER REVENUE
- -------------

                                        First Quarter
                                       --------------
(In Millions)                           1995  1994(A)
- -------------                          -----  -------
Securitized Credit Card Receivables..  $ 216   $208
Venture Capital......................     85     79
Affiliate Earnings...................     55     65
Mortgage Pass-Through
 Securitization Activity.............      1    (38)
Foreign Currency Translation Gains...      3      -
Net Asset Gains and Other Items......    126     82
                                       -----   ----
  Total..............................  $ 486   $396
                                       =====   ====

(A) Reclassified to conform to latest quarter's presentation.


The increase in revenue related to securitized credit card receivables reflected lower net credit losses, partially offset by lower securitization volumes and net interest spreads. The effect of credit card receivable securitization is discussed in more detail on page 29.

Investments of venture capital subsidiaries are carried at fair value and earnings volatility can occur in the future, based on general market conditions as well as events and trends affecting specific venture capital investments.

Mortgage pass-through securities sales revenue of $1 million for the first quarter of 1995 represented a $39 million improvement compared with the first quarter of 1994. The improvement reflected lower net adjustments required to reflect accelerated prepayments of securitized mortgages and lower costs related to recourse exposure.

The increase in Net Asset Gains and Other Items compared with the year-ago quarter, primarily reflected gains on the sale of real estate assets and a gain of $26 million related to the completion of Ecuador's refinancing package.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES
- -----------------------------------------

The 1995 first quarter provision for credit losses included a charge in excess of consumer and non-refinancing portfolio commercial net write-offs of $75 million to build the allowance for credit losses, compared with a $100 million charge in the first quarter of 1994.

Details of net write-offs (recoveries) and the provision for credit losses are included in the following table.

NET WRITE-OFFS (RECOVERIES) AND PROVISION FOR CREDIT LOSSES

                                                               1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.   1st Qtr.
(In Millions)                                                    1995       1994       1994       1994       1994
- -------------                                                  --------   --------   --------   --------   --------

NET WRITE-OFFS (RECOVERIES):
  Global Consumer............................................     $ 309      $ 399      $ 315      $ 311      $ 328

  Global Finance.............................................        (9)        28        (41)         9        (46)
  North America Commercial Real Estate.......................        16         51         62         63         68
                                                                  -----      -----      -----      -----      -----
  Total Non-Refinancing Commercial...........................         7         79         21         72         22
                                                                  -----      -----      -----      -----      -----

  Cross-Border Refinancing Portfolio (A).....................       (23)       (20)       (19)      (329)       (35)
                                                                  -----      -----      -----      -----      -----
  Total......................................................     $ 293      $ 458      $ 317      $  54      $ 315
                                                                  =====      =====      =====      =====      =====

PROVISION FOR CREDIT LOSSES:
  Global Consumer............................................     $ 359      $ 449      $ 365      $ 361      $ 378

  Global Finance.............................................        16         41        (28)        21        (34)
  North America Commercial Real Estate.......................        16         88         99        101        106
                                                                  -----      -----      -----      -----      -----
  Total Non-Refinancing Commercial...........................        32        129         71        122         72
                                                                  -----      -----      -----      -----      -----

  Cross-Border Refinancing Portfolio.........................         -        (20)         -        (11)       (35)
                                                                  -----      -----      -----      -----      -----
  Total......................................................     $ 391      $ 558      $ 436      $ 472      $ 415
                                                                  =====      =====      =====      =====      =====

(A) Includes a credit recovery of $318 million in the second quarter of 1994 as part of the step-up to market value of instruments received pursuant to the Brazil refinancing agreement completed in that quarter.


The consumer credit loss provision included a charge in excess of net write-offs of $50 million in the first quarter of 1995 and 1994, reflecting continued reserve building in response to the economic environment in certain markets and higher loan volumes. As a percentage of average consumer loans, net write-offs declined to 1.30% in the first quarter of 1995, compared with 1.70% and 1.59% in the fourth and first quarters of 1994, respectively. The significant improvement in the loss ratio compared with the fourth quarter of 1994 is due to lower losses in the private banking business and the U.S. branch business, including mortgages. The improvement compared with the first quarter of 1994 is due to the improvement in the U.S. credit card business, as well as in other U.S. consumer businesses.

The non-refinancing commercial credit loss provision included a charge in excess of net write-offs of $25 million in the first quarter of 1995, compared with $50 million in the first quarter of 1994. The reductions in net write-offs and the charge in excess of net write-offs primarily reflected improvements in the North America Commercial Real Estate business as a result of increased liquidity and improving conditions in most markets. These improvements were partially offset by results in the Global Finance business, which experienced lower credit recoveries compared with the 1994 first quarter.

The Cross-Border Refinancing Portfolio reported net recoveries in the first quarter of 1995, principally from the Ecuador refinancing agreement completed in the quarter, which increased the allowance attributable to commercial credit losses. In the first quarter of 1994, the Cross-Border Refinancing Portfolio provision reflected a release of $34 million from the allowance related to the portfolio.

All identified credit losses are immediately written off and the entire allowance is available to absorb all probable credit losses inherent in the portfolio. However, for analytical purposes, Citicorp views its allowance as attributable to the following portions of its credit portfolio:

ALLOWANCE FOR CREDIT LOSSES

                                             Mar. 31   Dec. 31   Sept. 30   June 30   Mar. 31
(Dollars In Millions)                          1995      1994      1994       1994      1994
- ---------------------                        -------   -------   --------   -------   -------
Global Consumer............................   $1,897    $1,834     $1,790    $1,711    $1,639
Commercial (A).............................    3,373     3,321      3,270     3,201     2,595
Cross-Border Refinancing Portfolio.........        -         -          -         -       238
                                              ------    ------     ------    ------    ------

Total......................................   $5,270    $5,155     $5,060    $4,912    $4,472
                                              ======    ======     ======    ======    ======

Reserve For Global Consumer
 Sold Portfolios...........................   $  450    $  422     $  467    $  503    $  538
                                              ======    ======     ======    ======    ======

Allowance As A Percentage of Total Loans:
 Global Consumer...........................     1.93%     1.90%      1.97%     2.00%     1.98%
 Commercial (A)............................     5.79      5.95       5.90      5.76      4.88

 Total.....................................     3.37      3.38       3.46      3.48      3.26

(A) Effective second quarter 1994, includes amounts related to the Cross-Border Refinancing Portfolio.


Continued uncertainty in the economic environment and higher loan volumes may result in further increases in both the consumer and commercial portions of the allowance for credit losses.

Effective January 1, 1995, Citicorp adopted SFAS No.114, which establishes new rules for calculating certain components of the allowance for credit losses. Adoption of the new standard had no impact on the level of the overall allowance for credit losses or on operating results, and does not affect Citicorp's policies regarding charge-offs, recoveries, or income recognition.

SFAS No. 114 requires that impairment of larger-balance, non-homogenous loans that are individually evaluated be measured by comparing the net carrying amount of the loan to the present value of the expected future principal and interest cash flows discounted at the loan's effective rate, the secondary market value of the loan, or the fair value of the collateral for collateral-dependent loans. A valuation allowance for any shortfall is established within the overall allowance for credit losses. The net carrying amount of the loan reflects credit write-offs, cash receipts applied to reduce the recorded investment in the loan, and unearned fees. SFAS No. 114 does not apply to smaller-balance homogenous consumer loans that are collectively evaluated for impairment, such as credit card receivables, residential mortgages, and consumer installment loans.

As of March 31, 1995, $2,566 million of loans were impaired within the scope of SFAS No. 114 and carried on a cash-basis, consisting of $2,041 million of commercial loans and $525 million of consumer loans (primarily commercial real estate loans related to community and private banking activities). The application of SFAS No. 114 measurement principles indicated that approximately $50 million of these loans required valuation allowances, totaling $7 million, which are included within the overall allowance for credit losses.

In conjunction with the adoption of SFAS No. 114, in-substance repossessions are no longer classified as OREO and are instead included in cash-basis loans or assets pending disposition. See pages 42 and 43 for additional details.

OPERATING EXPENSE
- -----------------

EMPLOYEE EXPENSE

Employee expense was $1.4 billion in the quarter, up $141 million, or 11%, from the 1994 first quarter. The increase reflected salary increases, higher staff levels required to support the continuing business expansion in the Global Consumer and Global Finance businesses in the Emerging Markets, growth in the U.S. credit card business, and the foreign currency translation effect of the weaker U.S. dollar in European and Asian exchange markets.


OTHER EXPENSE

Other expense was $1.3 billion in the quarter, up $105 million or 9% from the 1994 first quarter. The increase reflected higher costs required to support the continuing business expansion in the Global Consumer and Global Finance businesses in the Emerging Markets, higher marketing and account maintenance costs in the U.S. credit card business, costs associated with higher volume in transaction banking, and continued investments in operational and technological efficiencies, as well as the foreign currency translation effect of the weaker U.S. dollar. These increases were partially offset by reduced net OREO costs in the North America Commercial Real Estate and Global Finance businesses.

RESTRUCTURING ACTIVITIES

Citicorp has taken a series of actions in recent years to control costs and improve productivity. These actions resulted in a $425 million restructuring charge in 1993, comprised of $319 million related to workforce reductions, $88 million attributable to asset writedowns, and $18 million in other actions. A total of $297 million of these restructuring charges had been utilized through March 31, 1995. The $128 million remaining to be utilized relates solely to workforce reductions. Citicorp anticipates that substantially all of these amounts will be paid out in 1995. While future changes in estimates may occur, it is expected that any such changes will be immaterial to Citicorp's operations.

The $319 million charge related to workforce reductions provided for the elimination of approximately six thousand positions, which included reductions of approximately five thousand positions in the Global Consumer business and one thousand positions in the Global Finance business. Through March 31, 1995, approximately 4,400 positions had been eliminated through these programs, of which 4,100 positions were in Global Consumer and 300 positions were in Global Finance. These actions are directed towards improved efficiency rather than curtailments of business activity, and help to offset cost increases that otherwise result from inflation and business expansion.

Of the $425 million in charges, $404 million related to the North America, Europe and Japan businesses and $21 million to the Emerging Markets.


INCOME TAXES
- ------------

Income taxes were $530 million for the first quarter of 1995 compared with $390 million for the same period last year. The effective tax rate was 39% for both the first quarter of 1995 and 1994, compared with a 29% effective rate on current operations in the full year 1994, which included recognition of certain deferred tax benefits.

EFFECT OF CREDIT CARD RECEIVABLES SECURITIZATION
- ------------------------------------------------

The securitization of credit card receivables does not affect the earnings reported for each period. Gains on these sales are recorded monthly as realized over the terms of each of the securitization transactions, which have ranged from three to twelve years. The revolving nature of the receivables sold and the monthly recognition of gains result in a pattern of gain recognition that is similar to the pattern that would be experienced if the receivables had not been sold. However, because securitization changes Citicorp's involvement from that of a lender to that of a loan servicer, there is a change in the manner in which the revenue is reported in the income statement. For securitized receivables, amounts that would previously have been reported as net interest revenue, as fee and commission revenue, and as credit losses on loans are instead reported as fee and commission revenue (for servicing fees) and as other revenue (for the remaining cash flows to which Citicorp is entitled, net of credit losses). Because credit losses are a component of these cash flows, Citicorp's revenue over the terms of these transactions may vary depending upon the credit performance of the securitized receivables. However, Citicorp's exposure to credit losses on the securitized receivables is contractually limited to these cash flows.

During the first quarter of 1995, $2.9 billion of credit card receivables were sold. The total amount of securitized receivables, net of amortization, as of March 31, 1995, was $22.7 billion, compared with $21.3 billion as of December 31, 1994 and $24.6 billion as of March 31, 1994.

The following table shows the net impact of the securitization of credit card receivables as an increase or (decrease) to the amounts reported in the Consolidated Statement of Income and Average Balance Sheet, and under the captions of Return on Assets and Consumer Net Credit Loss Ratio. See page 25 for further discussion.


                                        First Quarter
                                       ----------------
(Dollars In Millions)                    1995     1994
- ---------------------                  ------   -------
Net Interest Revenue.................  $ (468)  $ (529)
Fee and Commission Revenue...........      30       53
Other Revenue........................     216      208
Provision for Credit Losses..........    (222)    (268)
                                       ------   ------
Net Income Impact of Securitization..  $    -   $    -
                                       ======   ======

Average Assets (In Billions).........  $  (22)  $  (24)
Return on Assets.....................     .10 %    .08 %
Consumer Net Credit Loss Ratio.......    (.52)%   (.65)%

The following table shows average credit card loans, net credit losses, and related ratios for the managed U.S. credit card portfolio.


U.S. CREDIT CARD MANAGED PORTFOLIO
                                              First Quarter
                                           -----------------
                                           1995         1994
                                           ------    -------
Average Credit Card Loans (In Billions)..  $38.1       $33.2

Net Credit Losses (In Millions)..........  $ 337       $ 379
    As a Percentage of Average
     Credit Card Loans...................   3.59%       4.63%

CONSOLIDATED FINANCIAL STATEMENTS
- ---------------------------------


CONSOLIDATED STATEMENT OF INCOME                                CITICORP and Subsidiaries

                                                                       First Quarter
                                                                  --------------------
(In Millions Except Per Share Amounts)                              1995          1994
- --------------------------------------                            -------      -------
INTEREST REVENUE
Interest and Fees on Loans......................................   $4,341       $4,125
Interest on Deposits with Banks.................................      181          286
Interest on Federal Funds Sold and Securities
 Purchased Under Resale Agreements..............................      251        1,125
Interest and Dividends on Securities
 U. S. Treasury and Federal Agencies............................       63           56
 State and Municipal............................................       22           12
 Other (Principally in offices outside the U.S.)................      280          195
Interest on Trading Account Assets..............................      459          659
                                                                   ------       ------
  Total Interest Revenue........................................    5,597        6,458
                                                                   ------       ------

INTEREST EXPENSE
Interest on Deposits............................................    2,256        2,470
Interest on Trading Account Liabilities.........................       83           63
Interest on Purchased Funds and Other Borrowings................      584        1,259
Interest on Long-Term Debt and Subordinated Capital Notes.......      349          581
                                                                   ------       ------
  Total Interest Expense........................................    3,272        4,373
                                                                   ------       ------

NET INTEREST REVENUE............................................    2,325        2,085
                                                                   ------       ------

PROVISION FOR CREDIT LOSSES.....................................      391          415
                                                                   ------       ------

NET INTEREST REVENUE AFTER PROVISION FOR
 CREDIT LOSSES..................................................    1,934        1,670
                                                                   ------       ------

FEES, COMMISSIONS, AND OTHER REVENUE
Fees and Commissions............................................    1,262        1,259
Trading Account.................................................       39            5
Foreign Exchange................................................      305           66
Securities Transactions.........................................       26           50
Other Revenue...................................................      486          396
                                                                   ------       ------

  Total Fees, Commissions, and Other Revenue....................    2,118        1,776
                                                                   ------       ------

OPERATING EXPENSE
Salaries........................................................    1,080          954
Employee Benefits...............................................      298          283
                                                                   ------       ------
  Total Employee Expense........................................    1,378        1,237
Net Premises and Equipment Expense..............................      410          390
Other Expense...................................................      905          820
                                                                   ------       ------
  Total Operating Expense.......................................    2,693        2,447
                                                                   ------       ------

INCOME BEFORE TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE..    1,359          999
Income Taxes....................................................      530          390
                                                                   ------       ------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE............      829          609

Cumulative Effect of Accounting Change (A)......................        -          (56)
                                                                   ------       ------

NET INCOME......................................................   $  829       $  553
                                                                   ======       ======

INCOME APPLICABLE TO COMMON STOCK...............................   $  735       $  466
                                                                   ======       ======

EARNINGS PER SHARE:
ON COMMON AND COMMON EQUIVALENT SHARES
Income Before Cumulative Effect of Accounting Change............    $1.71        $1.24
Cumulative Effect of Accounting Change (A)......................        -         (.13)
                                                                   ------       ------
Net Income......................................................    $1.71        $1.11
                                                                   ======       ======

ASSUMING FULL DILUTION
Income Before Cumulative Effect of Accounting Change............    $1.53        $1.12
Cumulative Effect of Accounting Change (A)......................        -         (.11)
                                                                   ------       ------
Net Income......................................................    $1.53        $1.01
                                                                   ======       ======

(A) Represents the cumulative effect of adopting SFAS No. 112, "Employers' Accounting for Postemployment Benefits," as of January 1, 1994.


CONSOLIDATED BALANCE SHEET                                                 CITICORP and Subsidiaries
                                                                          Mar. 31             Dec. 31
(Dollars In Millions)                                                       1995               1994
- ---------------------                                                     --------           --------
ASSETS
Cash and Due from Banks........................................          $  6,575           $  6,470
Deposits at Interest with Banks................................             7,787              6,862
Securities:
  Held to Maturity.............................................             5,132              5,092
  Available for Sale...........................................            13,099             13,602
  Venture Capital..............................................             1,669              2,009
Trading Account Assets.........................................            51,771             38,875
Federal Funds Sold and Securities Purchased Under
  Resale Agreements............................................             8,650              6,995
Loans, Net
  Consumer.....................................................            98,082             96,600
  Commercial...................................................            58,292             55,820
                                                                         --------           --------
  Total Loans, Net of Unearned Income..........................           156,374            152,420
Allowance for Credit Losses....................................            (5,270)            (5,155)
Customers' Acceptance Liability................................             1,558              1,420
Premises and Equipment, Net....................................             4,294              4,062
Interest and Fees Receivable...................................             2,740              2,654
Other Assets...................................................            14,634             15,183
                                                                         --------           --------
  TOTAL........................................................          $269,013           $250,489
                                                                         ========           ========

LIABILITIES
Non-Interest-Bearing Deposits in U.S. Offices..................          $ 12,292           $ 13,648
Interest-Bearing Deposits in U.S. Offices......................            35,891             35,699
Non-Interest-Bearing Deposits in Offices Outside the U.S.......             7,788              7,212
Interest-Bearing Deposits in Offices Outside the U.S...........           109,141             99,167
                                                                         --------           --------
  Total Deposits...............................................           165,112            155,726
Trading Account Liabilities....................................            33,519             22,382
Purchased Funds and Other Borrowings...........................            19,062             20,907
Acceptances Outstanding........................................             1,568              1,440
Accrued Taxes and Other Expenses...............................             5,436              5,493
Other Liabilities..............................................             8,460              8,878
Long-Term Debt.................................................            16,125             16,497
Subordinated Capital Notes.....................................             1,370              1,397

STOCKHOLDERS' EQUITY
Preferred Stock (Without par value)............................             4,337              4,187
Common Stock ($1.00 par value).................................               423                421
 Issued Shares:  422,924,975 and 420,589,459, respectively
Surplus........................................................             4,287              4,194
Retained Earnings..............................................            10,179              9,561
Net Unrealized (Losses) Gains - Securities Available for Sale..               (58)               278
Foreign Currency Translation...................................              (404)              (471)
Common Stock in Treasury, at Cost..............................              (403)              (401)
                                                                         --------           --------
  Shares:  25,457,046 and 25,508,610, respectively
  Total Stockholders' Equity...................................            18,361             17,769
                                                                         --------           --------
  TOTAL........................................................          $269,013           $250,489
                                                                         ========           ========


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY                 CITICORP and Subsidiaries

                                                                                    Three Months Ended
                                                                                  -----------------------
                                                                                    Mar. 31,  Mar. 31,
(In Millions)                                                                        1995       1994
- -------------                                                                       -------   -------
Balance at Beginning of Period....................................................  $17,769   $13,953
Preferred Stock Issuance, Net of Related Costs....................................      145         -
Issuance of Common Stock Under Various Staff Benefit Plans (Net of Amortization)
 and the Dividend Reinvestment Plan...............................................      100        78
Net Income........................................................................      829       553
Cash Dividends Declared:
    Common........................................................................     (119)        -
    Preferred.....................................................................      (92)      (87)
Adoption of SFAS No. 115, Net Unrealized Gains on Securities
 Available for Sale...............................................................        -       365
Change in Net Unrealized (Losses) Gains on Securities Available for Sale..........     (336)     (138)
Foreign Currency Translation......................................................       67        23
Treasury Stock Transactions, at Cost..............................................       (2)        2
                                                                                    -------   -------
Balance at End of Period..........................................................  $18,361   $14,749
                                                                                    =======   =======


CONSOLIDATED STATEMENT OF CASH FLOWS                                                 CITICORP and Subsidiaries
                                                                                         Three Months Ended

(In Millions)                                                                      Mar. 31, 1995   Mar. 31, 1994
- -------------                                                                      -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income.......................................................................      $     829        $    553
                                                                                       ---------        --------
Adjustments to Reconcile Net Income to Net Cash (Used In) Operating Activities:
 Provision for Credit Losses.....................................................            391             415
 Depreciation and Amortization of Premises and Equipment.........................            152             135
 Amortization of Goodwill........................................................             13              12
 Provision for Deferred Taxes....................................................            (94)           (329)
 Cumulative Effect of Accounting Change..........................................              -              56
 Venture Capital Activity........................................................            340             (33)
 Net (Gain) on Sale of Securities................................................            (26)            (50)
 Changes in Accruals and Other, Net..............................................           (686)           (437)
 Net (Increase) in Trading Account Assets........................................        (12,896)        (18,905)
 Net Increase in Trading Account Liabilities.....................................         11,137          16,289
                                                                                       ---------        --------
Total Adjustments................................................................         (1,669)         (2,847)
                                                                                       ---------        --------
NET CASH (USED IN) OPERATING ACTIVITIES..........................................           (840)         (2,294)
                                                                                       ---------        --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Net (Increase) in Deposits at Interest with Banks...............................           (925)           (472)
 Securities - Held to Maturity
   Purchases.....................................................................         (1,783)         (4,745)
   Maturities....................................................................          1,795           4,523
 Securities - Available for Sale
   Purchases.....................................................................         (3,836)         (4,213)
   Proceeds from Sales...........................................................          1,552           2,423
   Maturities....................................................................          2,594           1,368
 Net (Increase) in Federal Funds Sold and Securities
  Purchased Under Resale Agreements..............................................         (1,655)         (2,769)
 Net (Increase) in Loans.........................................................        (30,084)        (24,036)
 Proceeds from Sales of Loans and Credit Card Receivables........................         26,249          23,449
 Capital Expenditures on Premises and Equipment..................................           (272)           (303)
 Proceeds from Sales of Premises and Equipment...................................             18             131
 Proceeds from Sales of Other Real Estate Owned (OREO)...........................             99             336
                                                                                       ---------        --------
NET CASH (USED IN) INVESTING ACTIVITIES..........................................         (6,248)         (4,308)
                                                                                       ---------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net Increase in Deposits........................................................          9,386           7,909
 Net (Decrease) Increase in Federal Funds Purchased and Securities Sold
  Under Repurchase Agreements....................................................         (1,602)          1,084
 Proceeds from Issuance of Commercial Paper and Funds Borrowed with
  Original Maturities of Less Than One Year......................................        126,833          82,178
 Repayment of Commercial Paper and Funds Borrowed with
  Original Maturities of Less Than One Year......................................       (127,071)        (82,307)
 Proceeds from Issuance of Long-Term Debt........................................            758             359
 Repayment of Long-Term Debt.....................................................         (1,201)         (1,726)
 Proceeds from Issuance of Preferred Stock.......................................            145               -
 Proceeds from Issuance of Common Stock..........................................             71              67
 Dividends Paid..................................................................           (211)            (86)
                                                                                       ---------        --------
NET CASH PROVIDED BY FINANCING ACTIVITIES........................................          7,108           7,478
                                                                                       ---------        --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND DUE FROM BANKS.......................             85              (7)
                                                                                       ---------        --------
Net Increase in Cash and Due from Banks..........................................            105             869
Cash and Due from Banks at Beginning of Period...................................          6,470           4,836
                                                                                       ---------        --------
CASH AND DUE FROM BANKS AT END OF PERIOD.........................................      $   6,575        $  5,705
                                                                                       =========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period for:
 Interest........................................................................      $   2,940        $  3,988
 Income Taxes....................................................................            199             428
NON-CASH INVESTING ACTIVITIES
Transfer from Loans to OREO and Assets Pending Disposition.......................            196             297


CONSOLIDATED BALANCE SHEET                             CITIBANK, N.A. and Subsidiaries

                                                              Mar. 31    Dec. 31
(Dollars In Millions)                                          1995       1994
- ---------------------                                        --------   --------

ASSETS
Cash and Due from Banks....................................  $  5,869   $  5,562
Deposits at Interest with Banks............................     8,467      7,201
Securities:
  Held to Maturity.........................................     3,981      3,918
  Available for Sale.......................................    10,913     11,328
  Venture Capital..........................................     1,258      1,161
Trading Account Assets.....................................    46,711     35,573
Federal Funds Sold and Securities Purchased Under
 Resale Agreements.........................................     6,900      7,009
Loans, Net of Unearned Income..............................   126,397    122,452
Allowance for Credit Losses................................    (4,349)    (4,264)
Customers' Acceptance Liability............................     1,557      1,420
Premises and Equipment, Net................................     3,325      3,125
Interest and Fees Receivable...............................     1,918      1,803
Other Assets...............................................     8,474      8,383
                                                             --------   --------

TOTAL......................................................  $221,421   $204,671
                                                             ========   ========

LIABILITIES
Non-Interest-Bearing Deposits in U.S. Offices..............  $ 10,204   $ 11,496
Interest-Bearing Deposits in U.S. Offices..................    22,106     21,919
Non-Interest-Bearing Deposits in Offices Outside the U.S...     7,696      7,115
Interest-Bearing Deposits in Offices Outside the U.S.......   105,073     96,516
                                                             --------   --------
  Total Deposits...........................................   145,079    137,046
Trading Account Liabilities................................    33,310     21,458
Purchased Funds and Other Borrowings.......................    10,057     14,027
Acceptances Outstanding....................................     1,567      1,440
Accrued Taxes and Other Expenses...........................     3,098      3,102
Other Liabilities..........................................     4,490      4,243
Long-Term Debt.............................................     3,573      3,515
Subordinated Capital Notes.................................     5,700      5,700

STOCKHOLDER'S EQUITY
Capital Stock ($20.00 par value)...........................       751        751
Outstanding Shares:  37,534,553 in each period
Surplus....................................................     6,649      6,620
Retained Earnings..........................................     7,739      7,125
Net Unrealized (Losses) Gains - Securities
  Available for Sale.......................................       (59)       220
Foreign Currency Translation...............................      (533)      (576)
                                                             --------   --------
  Total Stockholder's Equity...............................    14,547     14,140
                                                             --------   --------

TOTAL......................................................  $221,421   $204,671
                                                             ========   ========

OTHER FINANCIAL INFORMATION
- ---------------------------

SECURITIES
- ----------


                                                      March 31, 1995                      December 31, 1994(A)
                                          -----------------------------------------      ------------- -------

                                                       Gross       Gross
                                          Amortized  Unrealized  Unrealized    Fair       Amortized     Fair
(In Millions)                                Cost       Gains       Losses    Value         Cost       Value
- -------------                             ---------  ----------  ----------  ------      ----------    -----

SECURITIES - HELD TO MATURITY
U.S. Treasury and Federal Agency (B)....    $ 1,910        $ 10        $ 32  $ 1,888       $ 1,937     $ 1,903
State and Municipal.....................          2           -           -        2             2           2
Foreign Government (C)..................      2,932          24         492    2,464         2,836       2,416
U.S. Corporate (B)......................         29           -           -       29            24          24
Other Debt Securities...................        259           -           -      259           293         293
                                            -------        ----        ----  -------       -------     -------
  Total Debt Securities.................    $ 5,132        $ 34        $524  $ 4,642       $ 5,092     $ 4,638
                                            -------        ----        ----  -------       -------     -------

SECURITIES - AVAILABLE FOR SALE (D)(E)
U.S. Treasury and Federal Agency (B)....    $ 2,635        $ 22        $ 30  $ 2,627       $ 2,688     $ 2,645
State and Municipal.....................      1,609         100          46    1,663         1,568       1,576
Foreign Government (C)..................      5,654          44         279    5,419         5,907       6,201
U.S. Corporate..........................        775           6          22      759           776         725
Other Debt Securities...................      1,320          18          22    1,316         1,048       1,081
                                            -------        ----        ----  -------       -------     -------
  Total Debt Securities.................     11,993         190         399   11,784        11,987      12,228
Equity Securities (F)...................      1,214         127          26    1,315         1,189       1,374
                                            -------        ----        ----  -------       -------     -------
                                            $13,207        $317        $425  $13,099       $13,176     $13,602
                                            -------        ----        ----  -------       -------     -------

VENTURE CAPITAL (G).....................      1,669           -           -    1,669         2,009       2,009
                                            -------        ----        ----  -------       -------     -------
                                            $20,008        $351        $949  $19,410       $20,277     $20,249
                                            =======        ====        ====  =======       =======     =======

(A) At December 31, 1994, gross unrealized gains and gross unrealized losses on securities held to maturity totaled $23 million and $477 million, respectively, and gross unrealized gains and gross unrealized losses on securities available for sale totaled $825 million and $399 million, respectively.
(B) Included in Federal Agency and U.S. Corporate Securities held to maturity are mortgage-backed securities with an amortized cost of $830 million, gross unrealized losses of $26 million, and fair value of $804 million at March 31, 1995. Included in Federal Agency Securities available for sale are mortgage-backed securities with an amortized cost of $708 million, gross unrealized gains of $5 million, gross unrealized losses of $19 million, and a fair value of $694 million at March 31, 1995.
(C) Included in Foreign Government securities held to maturity at March 31, 1995 are securities issued by the Government of Venezuela with an amortized cost and fair value of $563 million and $259 million, respectively. Included in Foreign Government securities available for sale at March 31, 1995 are securities issued by the Government of Brazil with an amortized cost and fair value of $1.6 billion and $1.5 billion, respectively.
(D) For the three months ended March 31, 1995 and 1994, gross realized gains on sales of securities available for sale totaled $41 million and $62 million, respectively. For the three months ended March 31, 1995 and 1994, gross realized losses on sales of securities available for sale totaled $15 million and $12 million, respectively.
(E) Not included in the table above are securities available for sale held by equity-method affiliates. Citicorp's share of gross unrealized gains and gross unrealized losses related to those securities was $6 million and $13 million, respectively, and are included in the net unrealized (losses) gains-securities available for sale component of stockholders' equity net of applicable taxes at March 31, 1995.
(F) Equity securities available for sale include certain non-marketable equity securities which are excluded from the scope of SFAS No. 115 and are therefore carried at cost. At March 31, 1995, the carrying amount of those securities was $756 million (which is reported in both the amortized cost and fair value columns in the table) and the fair value was $791 million.
(G) For the three months ended March 31, 1995, net gains on investments held by venture capital subsidiaries totaled $85 million, of which $106 million and $53 million represented gross unrealized gains and gross unrealized losses, respectively. For the three months ended March 31, 1994, net gains on investments held by venture capital subsidiaries totaled $79 million, of which $77 million and $23 million represented gross unrealized gains and gross unrealized losses, respectively.

LONG-TERM DEBT (A)
(WITH ORIGINAL MATURITIES OF MORE THAN ONE YEAR) (B)
- ----------------------------------------------------

                                                        Maturity Distribution
(In Millions)                                             at March 31, 1995
- -------------                                           ---------------------

PARENT COMPANY
Due in 1995...........................................       $   923
Due in 1996...........................................         1,405
Due in 1997...........................................           813
Due in 1998...........................................         1,398
Due in 1999...........................................         1,135
Due in 2000-2004......................................         3,760
Due in 2005-2009......................................         1,421
Due in 2010 and Thereafter............................           714
                                                             -------
                                                              11,569
                                                             -------
SUBSIDIARIES
Due in 1995...........................................           877
Due in 1996...........................................         1,649
Due in 1997...........................................           704
Due in 1998...........................................           496
Due in 1999...........................................           206
Due in 2000-2004......................................           501
Due in 2005-2009......................................            49
Due in 2010 and Thereafter............................            74
                                                             -------
                                                               4,556
                                                             -------
Total.................................................       $16,125
                                                             =======

(A) Includes $9 million of redeemable preferred stock issued by the Parent Company.
(B) Maturity distribution is based upon contractual maturities or earlier dates at which debt is repayable at the option of the holder, due to required mandatory sinking fund payments or due to call notices issued.

CALCULATION OF EARNINGS PER SHARE
- ---------------------------------

                                                                            Three Months Ended      Three Months Ended
                                                                              Mar. 31, 1995           Mar. 31, 1994
                                                                           --------------------    ----------------------
                                                                           On Common               On Common
                                                                            & Common   Assuming     & Common     Assuming
                                                                           Equivalent    Full      Equivalent      Full
(In Millions Except Per Share Amounts)                                       Shares    Dilution      Shares      Dilution
- --------------------------------------                                     ----------  --------    ----------    --------
INCOME APPLICABLE TO COMMON STOCK
 Distributed Portion - Dividends..................................      A      $  119    $  119       $    -     $    -
 Undistributed Portion Before Cumulative Effect
   of Accounting Change...........................................                616       616          522        522
 Dividends on Conversion Preferred Stock,
   Series 15......................................................                 24        24           24         24
 Dividends on Convertible Preferred Stock,
   Series 12 and Series 13........................................                  -        34            -         34
                                                                               ------    ------       ------   --------
 Income Applicable to Common Stock Before Cumulative
      Effect of Accounting Change, Adjusted.......................      B         759       793          546        580
 Cumulative Effect of Accounting Change...........................      C           -         -          (56)       (56)
                                                                               ------    ------       ------   --------

Total.............................................................      D      $  759    $  793       $  490     $  524
                                                                               ======    ======       ======   ========

SHARES
Weighted-Average Common Shares Outstanding (A)....................                396.2     396.2        388.2      388.2
Common Equivalent Shares:
 Conversion Preferred Stock, Series 15............................                 38.5      38.5         42.8       45.6
 Other (B)........................................................                  8.1       8.5          9.0        9.0
Convertible Preferred Stock, Series 12 and Series 13..............                    -      73.0            -       73.0
                                                                                 ------    ------       ------   --------
Shares Applicable to Distributed Portion..........................      E         442.8     516.2        440.0      515.8

Book Value Shares Issuable Under Stock Option and
 Executive Incentive Compensation Plans...........................                  1.7       1.7          1.9        1.9
                                                                                 ------    ------       ------   --------
Shares applicable to Undistributed Portion........................      F         444.5     517.9        441.9      517.7
                                                                                 ======    ======       ======   ========

EARNINGS PER SHARE
Distributed Portion...............................................    A/E        $ 0.27    $ 0.23       $    -     $    -
Undistributed Portion Before Cumulative
 Effect of Accounting Change......................................(B-A)/F          1.44      1.30         1.24       1.12
                                                                                 ------    ------       ------   --------
Income Before Cumulative Effect of Accounting
 Change...........................................................                 1.71      1.53         1.24       1.12
Cumulative Effect of Accounting Change............................                    -         -         (.13)      (.11)
                                                                                 ------    ------       ------   --------

Net Income............................................  (A/E)+[ (D-A)/F ]        $ 1.71    $ 1.53       $ 1.11     $ 1.01
                                                                                 ======    ======       ======   ========

(A) Includes book value shares of 1.1 million in the first quarter of 1995 and 1994.
(B) Includes shares issuable under deferred stock awards and the dilutive effect of stock options and stock purchase agreements computed using the treasury stock method.


AVERAGE BALANCES AND INTEREST RATES                                     CITICORP and Subsidiaries

(TAXABLE EQUIVALENT BASIS) (A) (B)
- ----------------------------------
                                                        First Quarter 1995
                                                  -------------------------------
                                                   Average             % Average
(Dollars In Millions)                              Volume   Interest     Rate
- ---------------------                             --------  --------   ----------
INTEREST REVENUE
LOANS (NET OF UNEARNED INCOME) (C)
Consumer Loans
In U.S. Offices.................................  $ 49,026     $1,336     11.05
In Offices Outside the U.S. (D).................    47,200      1,485     12.76
                                                  --------     ------
 TOTAL CONSUMER LOANS...........................    96,226      2,821     11.89
                                                  --------     ------
Commercial Loans
In U.S. Offices
 Commercial and Industrial......................    10,633        237      9.04
 Mortgage and Real Estate.......................     5,922        111      7.60
 Loans to Financial Institutions................       340          3      3.58
 Lease Financing................................     3,241         59      7.38
In Offices Outside the U.S. (D).................    36,155      1,111     12.46
                                                  --------     ------
 TOTAL COMMERCIAL LOANS.........................    56,291      1,521     10.96
                                                  --------     ------
  TOTAL LOANS...................................   152,517      4,342     11.55
                                                  --------     ------
FUNDS SOLD AND RESALE AGREEMENTS
In U.S. Offices.................................    13,479        186      5.60
In Offices Outside the U.S. (D).................     1,966         65     13.41
                                                  --------     ------
  TOTAL.........................................    15,445        251      6.59
                                                  --------     ------
SECURITIES
HELD TO MATURITY
In U.S. Offices
 U. S. Treasury and Federal Agencies............     1,556         25      6.52
 State and Municipal............................         -          -         -
 Other Debt Securities..........................        28          1     14.48
In Offices Outside the U.S. (Principally Local
 Government Issues) (D).........................     3,325         63      7.68
                                                  --------     ------
  TOTAL.........................................     4,909         89      7.35
                                                  --------     ------
AVAILABLE FOR SALE
In U.S. Offices
 U.S. Treasury and Federal Agencies.............     2,052         29      5.73
 State and Municipal............................     1,616         26      6.53
 Other..........................................     1,404         21      6.07
In Offices Outside the U.S. (D).................     8,178        198      9.82
                                                  --------     ------
  TOTAL.........................................    13,250        274      8.39
                                                  --------     ------
VENTURE CAPITAL
In U.S. Offices.................................     1,469          4      1.10
In Offices Outside the U.S......................       263          4      6.17
                                                  --------     ------
  TOTAL.........................................     1,732          8      1.87
                                                  --------     ------
  TOTAL SECURITIES..............................    19,891        371      7.56
                                                  --------     ------
TRADING ACCOUNT ASSETS
In U.S. Offices.................................    14,133        243      6.97
In Offices Outside the U.S. (D).................    10,864        217      8.10
                                                  --------     ------
  TOTAL.........................................    24,997        460      7.46
                                                  --------     ------
DEPOSITS AT INTEREST WITH BANKS (PRINCIPALLY
 IN OFFICES OUTSIDE THE U.S.) (C) (D)...........    10,865        181      6.76
                                                  --------     ------
TOTAL INTEREST-EARNING ASSETS...................   223,715     $5,605     10.16
                                                               ======
Non-Interest-Earning Assets (E).................    45,338
                                                  --------
TOTAL ASSETS....................................  $269,053
                                                  ========

(A) The Taxable Equivalent Adjustment is based on the U.S. Federal Statutory Tax Rate.
(B) Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(C) Loans and deposits at interest with banks in the table above include cash-basis loans and cash-basis bank placements, respectively.
(D) Average rates in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain Latin American countries.
(E) Includes unrealized gains and losses on off-balance sheet trading positions.


AVERAGE BALANCES AND INTEREST RATES                                                CITICORP and Subsidiaries

(TAXABLE EQUIVALENT BASIS) (A) (B)
- ----------------------------------
                                                       Fourth Quarter 1994            First Quarter 1994
                                                  -----------------------------   -----------------------------
                                                   Average            % Average   Average            % Average
(Dollars In Millions)                               Volume  Interest       Rate    Volume  Interest       Rate
- ---------------------                             --------  --------  ---------   -------  --------  ---------
INTEREST REVENUE
LOANS (NET OF UNEARNED INCOME) (C)
Consumer Loans
In U.S. Offices.................................  $ 47,863    $1,306      10.83  $ 43,527    $1,067       9.94
In Offices Outside the U.S. (D).................    45,325     1,411      12.35    40,094     1,242      12.56
                                                  --------    ------             --------    ------
    TOTAL CONSUMER LOANS........................    93,188     2,717      11.57    83,621     2,309      11.20
                                                  --------    ------             --------    ------
Commercial Loans
In U.S. Offices
    Commercial and Industrial...................    10,642       204       7.61     9,903       180       7.37
    Mortgage and Real Estate....................     6,038       114       7.49     7,318        93       5.15
    Loans to Financial Institutions.............       397         5       5.00       427         3       2.85
    Lease Financing.............................     3,440        62       7.15     3,513        60       6.93
In Offices Outside the U.S. (D).................    35,187     1,012      11.41    32,217     1,480      18.07
                                                  --------    ------             --------    ------
    TOTAL COMMERCIAL LOANS......................    55,704     1,397       9.95    54,378     1,816      13.54
                                                  --------    ------             --------    ------
     TOTAL LOANS................................   148,892     4,114      10.96   137,999     4,125      12.12
                                                  --------    ------             --------    ------
FUNDS SOLD AND RESALE AGREEMENTS

In U.S. Offices.................................    13,701       170       4.92    17,044       127       3.02
In Offices Outside the U.S. (D).................     2,186       120      21.78     2,767       998     146.28
                                                  --------    ------             --------    ------
    TOTAL.......................................    15,887       290       7.24    19,811     1,125      23.03
                                                  --------    ------             --------    ------
SECURITIES
HELD TO MATURITY
In U.S. Offices
   U.S. Treasury and Federal Agencies...........     1,730        27       6.19     1,760        24       5.53
   State and Municipal..........................         -         -          -         -         -          -
   Other Debt Securities........................        33         1      12.02        53         1       7.65
In Offices Outside the U.S. (Principally Local
   Government Issues) (D).......................     3,265        58       7.05     3,342        49       5.95
                                                  --------    ------             --------    ------
    TOTAL.......................................     5,028        86       6.79     5,155        74       5.82
                                                  --------    ------             --------    ------
AVAILABLE FOR SALE
In U.S. Offices
   U.S. Treasury and Federal Agencies...........     1,856        27       5.77     1,830        24       5.32
   State and Municipal..........................     1,494        24       6.37       876        12       5.56
   Other........................................     1,421        21       5.86       727        10       5.58
In Offices Outside the U.S. (D).................     9,073       206       9.01     6,233       135       8.78
                                                  --------    ------             --------    ------
    TOTAL.......................................    13,844       278       7.97     9,666       181       7.59
                                                  --------    ------             --------    ------
VENTURE CAPITAL
In U.S. Offices.................................     1,506         7       1.84     1,287         6       1.89
In Offices Outside the U.S......................       249         1       1.59       206         3       5.91
                                                  --------    ------             --------    ------
    TOTAL.......................................     1,755         8       1.81     1,493         9       2.44
                                                  --------    ------             --------    ------
    TOTAL SECURITIES............................    20,627       372       7.16    16,314       264       6.56
                                                  --------    ------             --------    ------
TRADING ACCOUNT ASSETS
In U.S. Offices.................................    13,816       230       6.60    14,419       194       5.46
In Offices Outside the U.S. (D).................    10,658       239       8.90    12,140       466      15.57
                                                  --------    ------             --------    ------
    TOTAL.......................................    24,474       469       7.60    26,559       660      10.08
                                                  --------    ------             --------    ------
DEPOSITS AT INTEREST WITH BANKS (PRINCIPALLY
 IN OFFICES OUTSIDE THE U.S.) (C) (D)...........     9,290       163       6.96    10,161       286      11.42
                                                  --------    ------             --------    ------
TOTAL INTEREST-EARNING ASSETS...................   219,170    $5,408       9.79   210,844    $6,460      12.43
                                                              ======                         ======
Non-Interest-Earning Assets (E).................    48,107                         42,328
                                                  --------                       --------
TOTAL ASSETS....................................  $267,277                       $253,172
                                                  ========                       ========

(A) The Taxable Equivalent Adjustment is based on the U.S. Federal Statutory Tax Rate.
(B) Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(C) Loans and deposits at interest with banks in the table above include cash-basis loans and cash-basis bank placements, respectively.
(D) Average rates in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain Latin American countries.
(E) Includes unrealized gains and losses on off-balance sheet trading positions.


AVERAGE BALANCES AND INTEREST RATES                                 CITICORP and Subsidiaries

(TAXABLE EQUIVALENT BASIS) (A) (B)
- ----------------------------------
                                                     First Quarter 1995
                                              ---------------------------------
                                               Average             % Average
(Dollars In Millions)                          Volume   Interest   Rate
- ---------------------                         --------  --------   ----------

INTEREST EXPENSE

DEPOSITS
In U.S. Offices
 Savings Deposits (C).......................  $ 24,438   $  179        2.97
 Negotiable Certificates of Deposit.........     1,369       24        7.11
 Other Time Deposits........................     9,864      165        6.78
                                              --------   ------
  Total U.S. Interest-Bearing Deposits......    35,671      368        4.18
In Offices Outside the U.S. (D).............   109,243    1,888        7.01
                                              --------   ------
  TOTAL.....................................   144,914    2,256        6.31
                                              --------   ------

TRADING ACCOUNT LIABILITIES
In U.S. Offices.............................     3,229       52        6.53
In Offices Outside the U.S. (D).............     1,242       31       10.12
                                              --------   ------
  TOTAL.....................................     4,471       83        7.53
                                              --------   ------

FUNDS BORROWED
In U.S. Offices
 Purchased Funds and Other Borrowings
 Federal Funds Purchased and Securities
  Sold Under Agreements to Repurchase.......    19,216      257        5.42
 Commercial Paper...........................     1,961       22        4.55
 Other Purchased Funds......................     3,267       81       10.06
 Long-Term Debt and Subordinated
  Capital Notes.............................    14,465      265        7.43
                                              --------   ------
  Total in U.S. Offices.....................    38,909      625        6.51
In Offices Outside the U.S. (D).............     9,710      308       12.86
                                              --------   ------
  TOTAL.....................................    48,619      933        7.78
                                              --------   ------
Total Interest-Bearing Liabilities..........   198,004    3,272        6.70
                                              --------   ------
Demand Deposits in U.S. Offices.............    11,607
Other Non-Interest-Bearing Liabilities (E)..    41,527
Total Stockholders' Equity..................    17,915
                                              --------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY.......................  $269,053
                                              ========

NET INTEREST REVENUE AS A % OF
 AVERAGE INTEREST-EARNING ASSETS............             $2,333          4.23
                                                         ======

(A) The Taxable Equivalent Adjustment is based on the U.S. Federal Statutory Tax Rate.
(B) Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(C) Savings Deposits consist of Insured Money Market Rate accounts, NOW accounts and other Savings Deposits.
(D) Average rates in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain Latin American countries.
(E) Includes unrealized gains and losses on off-balance sheet trading positions.


AVERAGE BALANCES AND INTEREST RATES                                             CITICORP and Subsidiaries
(TAXABLE EQUIVALENT BASIS) (A) (B)
- ----------------------------------
                                                Fourth Quarter 1994         First Quarter 1994
                                              ------------------------   ---------------------------
                                              Average   % Average        Average           % Average
(Dollars In Millions)                         Volume    Interest  Rate   Volume     Interest  Rate
- ---------------------                         --------  --------- ----   ------     --------  ------

INTEREST EXPENSE

DEPOSITS
In U.S. Offices
    Savings Deposits (C)....................  $ 25,030    $  161   2.55   $ 26,374   $  116   1.78
    Negotiable Certificates of Deposit......     1,300        31   9.46        944       10   4.30
    Other Time Deposits.....................     9,564       170   7.05     10,693      163   6.18
                                              --------    ------          --------   ------
     Total U.S. Interest-Bearing Deposits...    35,894       362   4.00     38,011      289   3.08
In Offices Outside the U.S. (D).............   104,218     1,720   6.55     94,516    2,181   9.36
                                              --------    ------          --------   ------
     TOTAL..................................   140,112     2,082   5.90    132,527    2,470   7.56
                                              --------    ------          --------   ------
TRADING ACCOUNT LIABILITIES
In U.S. Offices.............................     2,703        44   6.46      3,449       44   5.17
In Offices Outside the U.S. (D).............     1,581        26   6.52      1,755       19   4.39
                                              --------    ------          --------   ------
     TOTAL..................................     4,284        70   6.48      5,204       63   4.91
                                              --------    ------          --------   ------
FUNDS BORROWED
In U.S. Offices
 Purchased Funds and Other Borrowings
   Federal Funds Purchased and Securities
    Sold Under Agreements to Repurchase.....    20,330       247   4.82     21,757      164   3.06
   Commercial Paper.........................     2,261        30   5.26      1,596       14   3.56
   Other Purchased Funds....................     2,979        81  10.79      2,551       78  12.40
Long-Term Debt and Subordinated
 Capital Notes..............................    14,166       244   6.83     14,934      197   5.35
                                              --------    ------          --------   ------
    Total in U.S. Offices...................    39,736       602   6.01     40,838      453   4.50
In Offices Outside the U.S. (D).............    10,596       326  12.21     10,021    1,387  56.13
                                              --------    ------          --------   ------
    TOTAL...................................    50,332       928   7.31     50,859    1,840  14.67
                                              --------    ------          --------   ------
Total Interest-Bearing Liabilities..........   194,728     3,080   6.28    188,590    4,373   9.40
                                              --------    ------          --------   ------
Demand Deposits in U.S. Offices.............    12,210                      12,728
Other Non-Interest-Bearing Liabilities (E)..    43,149                      37,405
Total Stockholders' Equity..................    17,190                      14,449
                                              --------                    --------
TOTAL LIABILITIES AND

 STOCKHOLDERS' EQUITY.......................  $267,277                    $253,172
                                              ========                    ========
NET INTEREST REVENUE AS A % OF
 AVERAGE INTEREST-EARNING ASSETS............              $2,328   4.21              $2,087   4.01
                                                          ======                     ======

(A) The Taxable Equivalent Adjustment is based on the U.S. Federal Statutory Tax Rate.
(B) Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(C) Savings Deposits consist of Insured Money Market Rate accounts, NOW accounts and other Savings Deposits.
(D) Average rates in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain Latin American countries.
(E) Includes unrealized gains and losses on off-balance sheet trading positions.


CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS (A)
- ------------------------------------------------
                                                                   Mar. 31  Dec. 31   Mar. 31
(In Millions)                                                       1995    1994 (B)  1994 (B)
- -------------                                                      -------  --------  --------
COMMERCIAL CASH-BASIS LOANS (C)
Collateral-Dependent (at Lower of Cost or Collateral Value) (D)..   $1,329   $1,347    $2,466
Other, Including Refinancing Portfolio...........................      712      770     1,888
                                                                    ------   ------    ------

Total Commercial Cash-Basis Loans................................   $2,041   $2,117    $4,354
                                                                    ======   ======    ======

In U.S. Offices..................................................   $1,460   $1,547    $2,635
In Offices Outside the U.S., Excluding Refinancing Portfolio.....      523      466       728
Refinancing Portfolio (E)........................................       58      104       991
                                                                    ------   ------    ------

Total Commercial Cash-Basis Loans................................   $2,041   $2,117    $4,354
                                                                    ======   ======    ======

COMMERCIAL RENEGOTIATED LOANS (C)(F)
In U.S. Offices..................................................   $  278   $  563    $  320
In Offices Outside the U.S.......................................       60      155        64
                                                                    ------   ------    ------

Total Commercial Renegotiated Loans..............................   $  338   $  718    $  384
                                                                    ======   ======    ======

CONSUMER LOANS ON WHICH ACCRUAL OF INTEREST
 HAS BEEN SUSPENDED (G)
In U.S. Offices..................................................   $1,501   $1,538    $1,945
In Offices Outside the U.S.......................................    1,192    1,066     1,004
                                                                    ------   ------    ------

Total Consumer Loans On Which Accrual
 of Interest Has Been Suspended..................................   $2,693   $2,604    $2,949
                                                                    ======   ======    ======

ACCRUING LOANS 90 OR MORE DAYS DELINQUENT (H)
In U.S. Offices..................................................   $  425   $  415    $  482
In Offices Outside the U.S.......................................      512      460       407
                                                                    ------   ------    ------

Total Accruing Loans 90 or More Days Delinquent..................   $  937   $  875    $  889
                                                                    ======   ======    ======

(A) Loan commitments and standby letters of credit to North America Commercial Real Estate borrowers or projects experiencing financial difficulties are not included in this table. Refer to detailed discussion on page 12.
(B) Reclassified to conform to latest quarter's presentation.
(C) Refer to detailed discussion of cash-basis and renegotiated commercial loans on pages 9 and 11.
(D) This table presents data in a manner that distinguishes cash-basis collateral-dependent loans from other cash-basis loans. A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value. In conjunction with the adoption of SFAS No. 114, loans involving the in-substance repossession of the underlying collateral have been reclassified from commercial OREO to cash-basis collateral-dependent loans. Under SFAS No. 114, assets are reported as OREO only when possession of the collateral is obtained. This reclassification reduced commercial OREO and increased commercial cash-basis loans by $628 million and $1.0 billion as of December 31, 1994 and March 31, 1994, respectively.
(E) Reflects the exchange of $0.8 billion of Brazil outstandings for securities (held in available-for-sale portfolio) in the second quarter of 1994 pursuant to the refinancing agreement completed in that quarter.
(F) Amount at December 31, 1994 includes $385 million of loans that were renegotiated during 1994 at a market rate of interest and are performing, and accordingly, ceased to be reported as renegotiated loans in 1995.
(G) In conjunction with the adoption of SFAS No. 114, this table reflects the reclassification of community and private banking loans involving the in-substance repossession of the underlying collateral from consumer OREO to cash-basis loans.
(H) Includes consumer loans of $858 million, $828 million and $738 million at March 31, 1995, December 31, 1994, and March 31, 1994, respectively. Refer to the detailed discussion of consumer loan portfolio on page 6.

OTHER REAL ESTATE OWNED (OREO) AND ASSETS PENDING DISPOSITION (A)
- -----------------------------------------------------------------


                                        Mar. 31   Dec. 31   Mar. 31
(In Millions)                            1995     1994 (B)  1994 (B)
- -------------                           -------   -------   -------
Consumer OREO (C)...............         $  601    $  569    $  800
Commercial OREO (D)
 North America Real Estate......            865       806     1,120
 Other..........................            149       152       468
                                         ------    ------   -------
 Total Commercial...............          1,014       958     1,588
                                         ------    ------   -------
Total OREO......................         $1,615    $1,527    $2,388
                                         ======    ======   =======

Assets Pending Disposition (C)..         $  209    $  195    $  402
                                         ======    ======   =======

(A) Carried at lower of cost or collateral value.
(B) Reclassified to conform to latest quarter's presentation.
(C) In conjunction with the adoption of SFAS No. 114, this table reflects the reclassification of consumer loans involving the in-substance repossession of the underlying collateral from consumer OREO to assets pending disposition (for residential mortgage loans with high probability of foreclosure) or cash-basis loans (for community and private banking loans).
(D) In conjunction with the adoption of SFAS No. 114, this table reflects the reclassification from commercial OREO to cash-basis collateral-dependent loans for loans involving the in-substance repossession of the underlying collateral. Under SFAS No. 114, assets are reported as OREO only when possession of the collateral is obtained. This reclassification reduced commercial OREO and increased commercial cash-basis loans by $628 million and $1.0 billion as of December 31, 1994 and March 31, 1994, respectively.

CROSS-BORDER AND NON-LOCAL CURRENCY OUTSTANDINGS
IN COUNTRIES WITH OUTSTANDINGS EXCEEDING 1% OF TOTAL ASSETS (A)(B)(C)(D)
- ------------------------------------------------------------------------



                                        Cross-Border and              Investments
                         Non-Local Currency Claims on Third Parties      in and      Total Outstandings
                         ------------------------------------------    Funding of    ------------------
                                    Public   Private                 Local Citicorp  Mar. 31    Dec. 31
(In Billions)               Banks   Sector   Sector   Total            Franchises     1995       1994
- -------------               -----   ------   -------  -----          --------------  -------    -------
United Kingdom..             $0.4    $0.1      $3.5    $4.0                $3.1       $ 7.1     $ 6.7
Brazil..........              0.3     1.5       1.0     2.8                 0.8 (E)     3.6       4.0
Mexico..........                -     2.2       0.7     2.9                 0.4 (E)     3.3       4.1
Argentina.......              0.1     0.3       2.0     2.4                 0.3         2.7       2.5

(A) Cross-border and non-local currency outstandings are presented on a regulatory basis and include cross-border and non-local currency claims on third parties (including local-dollar claims funded with locally generated dollar liabilities) as well as investments in and funding of local Citicorp franchises.
(B) Cross-border and non-local currency claims on third parties (trade, short-term and medium- and long-term claims) include loans, securities, deposits at interest with banks, and other monetary assets, as well as investments in affiliates. Adjustments have been made to assign externally guaranteed outstandings to the country of the guarantor and outstandings for which tangible, liquid collateral is held outside of the obligor's country to the country in which the collateral is held. For securities received as collateral, outstandings are assigned to the domicile of the issuer of the securities.
(C) Legally binding cross-border and non-local currency commitments, including irrevocable letters of credit and commitments to extend credit, after adjustments to assign externally guaranteed commitments to the country of the guarantor, amounted to $5.4 billion in the United Kingdom and $0.1 billion in Argentina at March 31, 1995. Commitments were less than $0.1 billion in Brazil and Mexico.
(D) At March 31, 1995, cross-border and non-local currency outstandings in Japan ($2.7 billion), Australia ($2.6 billion), and Germany ($2.3 billion), were between .75% and 1.0% of total assets. At December 31, 1994, such countries were Argentina, Australia ($2.2 billion), Singapore ($2.0 billion), and Japan ($2.0 billion).
(E) Includes local currency claims funded with non-local currency liabilities where the funds provider agrees that, in the event their claim cannot be repaid in U.S. dollars or other non-local currency due to a sovereign event, they will accept payment in local currency or wait to receive the non-local currency at such time as it becomes available. Such amounts at March 31, 1995 were $0.1 billion each in Brazil and Mexico, down from $0.3 billion in Brazil and $0.6 billion in Mexico at December 31, 1994.


CROSS-BORDER AND NON-LOCAL CURRENCY CLAIMS ON THIRD PARTIES


                                                               Public   Private  Mar. 31  Dec. 31
(In Billions)                                       Banks      Sector   Sector    1995     1994
- -------------                                       -----      ------   -------  -------  -------
Organization for Economic Cooperation
 and Development ("OECD") (A).................      $1.9        $4.1    $11.7    $17.7    $16.2
NON-OECD
 Latin America (B)(C).........................       0.5         3.4      3.9      7.8      7.9
 Asia.........................................       0.9         0.6      4.3      5.8      6.2
 Other........................................       0.9         0.9      0.5      2.3      2.3
                                                    ----        ----    -----    -----    -----
Total (D).....................................      $4.2        $9.0    $20.4    $33.6    $32.6
                                                    ====        ====    =====    =====    =====

(A) Includes $2.9 billion and $3.2 billion in Mexico at March 31, 1995 and December 31, 1994, respectively, of which $2.0 billion (for both periods) represents medium- and long-term claims on the public sector.
(B) Includes $2.8 billion and $3.3 billion in Brazil at March 31, 1995 and December 31, 1994, respectively, of which $1.5 billion and $2.0 billion, respectively, related to marketable securities (held in the available-for-sale portfolio). Refer to page 35.
(C) Includes $2.4 billion and $2.2 billion in Argentina at March 31, 1995 and December 31, 1994, respectively, of which $1.3 billion (for both periods) represents local-dollar claims funded by local-dollar liabilities.
(D) Includes investments in affiliates of $1.2 billion at March 31, 1995 and $1.1 billion at December 31, 1994.

DETAILS OF CREDIT LOSS EXPERIENCE
- ---------------------------------


                                                 1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr.  1st Qtr.
(Dollars In Millions)                             1995      1994      1994      1994      1994
                                                 --------  --------  --------  --------  --------

ALLOWANCE FOR CREDIT LOSSES
AT BEGINNING OF PERIOD.........................  $5,155     $5,060    $4,912    $4,472     $4,379
                                                 ------     ------    ------    ------     ------

ADDITIONS
Provision for Credit Losses....................     391        558       436       472        415

DEDUCTIONS
GROSS CREDIT LOSSES
CONSUMER
In U.S. Offices................................     238        328       242       262        288
In Offices Outside the U.S.....................     163        166       155       141        132

COMMERCIAL
In U.S. Offices................................      39         77        43        82         55
In Offices Outside the U.S.....................      30         24        40        15         33
                                                 ------     ------    ------    ------     ------
                                                    470        595       480       500        508
                                                 ------     ------    ------    ------     ------

CREDIT RECOVERIES
CONSUMER
In U.S. Offices................................      49         55        45        55         59
In Offices Outside the U.S.....................      43         40        37        37         33
COMMERCIAL
In U.S. Offices................................      30          8        36         7         28
In Offices Outside the U.S. (A)................      55         34        45       347         73
                                                 ------     ------    ------    ------     ------
                                                    177        137       163       446        193
                                                 ------     ------    ------    ------     ------

NET CREDIT LOSSES (RECOVERIES)
In U.S. Offices................................     198        342       204       282        256
In Offices Outside the U.S. (A)................      95        116       113      (228)        59
                                                 ------     ------    ------    ------     ------
                                                    293        458       317        54        315
                                                 ------     ------    ------    ------     ------

OTHER, NET (B).................................      17         (5)       29        22         (7)
                                                 ------     ------    ------    ------     ------

ALLOWANCE FOR CREDIT LOSSES
AT END OF PERIOD...............................  $5,270     $5,155    $5,060    $4,912     $4,472
                                                 ======     ======    ======    ======     ======


Net Consumer Credit Losses.....................  $  309     $  399    $  315    $  311     $  328
 As a Percentage of Average
 Consumer Loans................................    1.30       1.70      1.43      1.50       1.59

Net Commercial Credit Losses (Recoveries) (A)..  $  (16)    $   59    $    2    $ (257)    $  (13)
 As a Percentage of Average
 Commercial Loans..............................      NM        .42       .01        NM         NM

(A) Second quarter 1994 amounts include a $318 million credit recovery added to the allowance for credit losses reflecting recognition of the fair value of instruments received pursuant to the Brazil refinancing agreement completed in that quarter.
(B) Includes foreign exchange effects and net transfers (to) from the reserve for Global Consumer sold portfolios.
NM  Not meaningful, as recoveries result in a negative percentage.

- --------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                   FORM 10-Q



                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended March 31, 1995      COMMISSION FILE NUMBER 1-5738



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


Yes       X            No
    -------------          -------------



Citicorp Common Stock..................                             397,467,929
($1.00 Par Value)                         (Shares Outstanding on March 31, 1995)

- --------------------------------------------------------------------------------

                        FORM 10-Q CROSS-REFERENCE INDEX


This document serves both as an analytical review for analysts, stockholders and other interested persons and as the quarterly report filed on Form 10-Q with the Securities and Exchange Commission.



PART I  FINANCIAL INFORMATION                                             PAGE
                                                                          ----


     Item 1 -  Consolidated Financial Statements

               Consolidated Financial Statements, Schedules and Statistics

               Statement of Income for the Three Months Ended
               MARCH 31, 1995 AND MARCH 31, 1994...................       30

               Balance Sheet as of
               MARCH 31, 1995, AND DECEMBER 31, 1994...............       31

               Statement of Cash Flows for the Three Months Ended
               MARCH 31, 1995 AND MARCH 31, 1994...................       33

               Calculation of Earnings Per Share...................       37

     Item 2 -  Management's Discussion and Analysis of Financial
               Condition and Results of Operations ................     2-29



PART II OTHER INFORMATION


     Item 6 -  Exhibits and Reports on Form 8-K....................       48


     Signatures....................................................       49



In the opinion of the management of Citicorp, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the three months ended MARCH 31, 1995 AND 1994 have been included.

Item 6 -  Exhibits and Reports on Form 8-K
          --------------------------------

     a)   Exhibit 4.1   Certificate of Designations relating to Citicorp 8.5%
          Noncumulative Preferred Stock, Series 21 (incorporated herein by reference to Exhibit 2.2 from Citicorp's Registration Statement on Form 8-A, File No. 1-5738).


     b)   Reports on Form 8-K

          Citicorp filed a Form 8-K Current Report dated January 19, 1995 (Item
          5) which report included a summary of the consolidated operations of Citicorp for the year ended December 31, 1994 and (Item 7) the calculation of the ratio of income to fixed charges (Exhibit 12(a) thereto) and the calculation of the ratio of income to fixed charges including preferred stock dividends (Exhibit 12(b) thereto).

          Citicorp filed a Form 8-K Current Report dated April 24, 1995 (Item
          5) which report included a summary of the consolidated operations of Citicorp for the three month period ended March 31, 1995 and (Item 7) the calculation of the ratio of income to fixed charges (Exhibit 12(a) thereto) and the calculation of the ratio of income to fixed charges including preferred stock dividends (Exhibit 12(b) thereto).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       CITICORP
       Registrant
                        By:  /S/ Thomas E. Jones
                             -----------------------------
                             Thomas E. Jones
                             Executive Vice President
                             A Principal Financial Officer



                             /S/ George E. Seegers
                             --------------------------
                             George E. Seegers
                             Assistant Secretary



Date:  May 12, 1995