Form 10-Q
period 1995-06-30
CITICORP
filed 1995-08-11
CIK 20405

CONTENTS                                                          PAGE

FINANCIAL HIGHLIGHTS............................................     1
FINANCIAL SUMMARY...............................................     2
BUSINESS DISCUSSIONS
 - Earnings Summary.............................................     3
 - Global Consumer..............................................     4
 - Global Finance...............................................     8
 - North America Commercial Real Estate.........................    10
 - Cross-Border Refinancing Portfolio...........................    13
 - Corporate Items..............................................    14
MANAGING GLOBAL RISK
 - Liquidity....................................................    15
 - Price Risk...................................................    16
 - Derivative and Foreign Exchange Contracts....................    17
 - Estimated Fair Value of Financial Instruments................    21
 - Capital......................................................    21
STATEMENT OF INCOME ANALYSIS
 - Net Interest Revenue.........................................    24
 - Fee and Commission Revenue...................................    25
 - Trading-Related Revenue......................................    25
 - Securities Transactions......................................    26
 - Other Revenue................................................    26
 - Provision and Allowance for Credit Losses....................    27
 - Operating Expense............................................    28
 - Income Taxes.................................................    29
 - Effect of Credit Card Receivable Securitizations.............    29
CONSOLIDATED FINANCIAL STATEMENTS
 - Statement of Income..........................................    30
 - Balance Sheet................................................    31
 - Statement of Changes in Stockholders' Equity.................    32
 - Statement of Cash Flows......................................    33
 - Citibank, N.A. Balance Sheet.................................    34
OTHER FINANCIAL INFORMATION
 - Securities...................................................    35
 - Trading Account Assets and Liabilities.......................    36
 - Long-Term Debt...............................................    36
 - Calculation of Earnings Per Share............................    37
 - Average Balances and Interest Rates..........................    38
 - Cash-Basis, Renegotiated, and Past Due Loans.................    42
 - Other Real Estate Owned and Assets Pending Disposition.......    43
 - Cross-Border and Non-Local Currency Outstandings.............    44
 - Cross-Border and Non-Local Currency Claims on Third Parties..    44
 - Details of Credit Loss Experience............................    45
FORM 10-Q
 - Cover Page...................................................    46
 - Cross-Reference Index........................................    47
SIGNATURES......................................................    49


FINANCIAL HIGHLIGHTS
                                                                   Second Quarter          Six Months
                                                                -------------------   ------------------
EARNINGS (In Millions)                                            1995       1994       1995       1994
- ---------------------                                           --------   --------   --------   -------
Net Income
  Before Accounting Change.....................................   $  853     $  877     $1,682     $1,486
  After Accounting Change (A)..................................      853        877      1,682      1,430

PER SHARE
Net Income (see page 37)
On Common and Common Equivalent Shares
  Before Accounting Change.....................................   $ 1.76     $ 1.83     $ 3.47     $ 3.07
  After Accounting Change (A)..................................     1.76       1.83       3.47       2.94
Assuming Full Dilution
  Before Accounting Change.....................................   $ 1.57     $ 1.64     $ 3.09     $ 2.77
  After Accounting Change (A)..................................     1.57       1.64       3.09       2.66
Common Stockholders' Equity....................................   $37.35     $29.54     $37.35     $29.54

RETURN ON ASSETS AND EQUITY
Return on Total Assets
  Before Accounting Change.....................................     1.25%      1.36%      1.25%      1.17%
  After Accounting Change (A)..................................     1.25       1.36       1.25       1.15
Return on Common Stockholders' Equity
  Before Accounting Change.....................................     20.9%      28.7%      21.3%      24.5%
  After Accounting Change (A)..................................     20.9       28.7       21.3       24.0
Return on Total Stockholders' Equity
  Before Accounting Change.....................................     18.1%      23.4%      18.4%      20.3%
  After Accounting Change (A)..................................     18.1       23.4       18.4       19.9

CAPITAL (Dollars in Billions) (see page 21)
                                           June 30    Mar. 31    Dec. 31    Sept. 30   June 30    Mar. 31
                                             1995       1995       1994       1994       1994       1994
                                           -------    -------    -------    --------   -------    -------
Tier 1...................................   $ 18.6     $ 17.8     $ 16.9     $ 16.0     $ 15.0     $ 14.0
Tier 1 and 2.............................     27.3       26.9       26.1       25.4       24.5       23.5

Tier 1 Ratio.............................     8.43%      8.01%      7.80%      7.47%      7.09%      6.86%
Tier 1 and 2 Ratio.......................    12.40      12.06      12.04      11.86      11.60      11.55
Leverage Ratio...........................     7.19       7.00       6.67       6.42       6.22       5.95

Common Equity as a Percentage of Total
 Assets..................................     6.02       5.21       5.42       5.04       4.55       4.51
Total Equity as a Percentage of Total
 Assets..................................     7.59       6.83       7.09       6.70       6.14       6.12

OPERATING MARGIN (In Millions)
                                           2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.   1st Qtr.
                                             1995       1995       1994       1994       1994       1994
                                           -------    -------    -------    --------   -------    -------
Total Revenue...........................    $4,689     $4,443     $4,512     $4,325     $4,050     $3,861
Effect of Credit Card Securitization (B)       226        222        189        213        264        268
Net Cost To Carry (C)...................         8          -         (1)        30         31         29
Capital Building Transactions...........         -          -         60          -       (117)       (23)
                                            ------     ------     ------     ------     ------     ------
ADJUSTED REVENUE........................     4,923      4,665      4,760      4,568      4,228      4,135
                                            ------     ------     ------     ------     ------     ------
Total Operating Expense.................     2,798      2,693      2,723      2,630      2,456      2,447
Net OREO Costs (D)......................        13          -          5         (5)        19        (28)
                                            ------     ------     ------     ------     ------     ------
ADJUSTED OPERATING EXPENSE..............     2,811      2,693      2,728      2,625      2,475      2,419
                                            ------     ------     ------     ------     ------     ------
OPERATING MARGIN........................     2,112      1,972      2,032      1,943      1,753      1,716
Consumer Credit Costs (E)...............       616        536        595        544        585        614
Commercial Credit Costs (F).............        23          2         66         40         73         60
                                            ------     ------     ------     ------     ------     ------
OPERATING MARGIN LESS CREDIT COSTS......     1,473      1,434      1,371      1,359      1,095      1,042
Additional Provision (G)................        75         75         80        100         90         66
Capital Building Transactions...........         -          -        (60)         -        117         23
                                            ------     ------     ------     ------     ------     ------
INCOME BEFORE TAXES AND CUMULATIVE
 EFFECT  OF ACCOUNTING CHANGE...........    $1,398     $1,359     $1,231     $1,259     $1,122     $  999
                                            ======     ======     ======     ======     ======     ======

(A) 1994 six month results reflect the cumulative effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," as of January 1, 1994.
(B) For a description of the effect of credit card receivable securitizations, see page 29.
(C) Principally the net cost to carry commercial cash-basis loans and Other
    Real Estate Owned ("OREO").
(D) Principally writedowns, gains and losses on sales, and direct revenue and expense related to commercial OREO.
(E) Principally consumer net credit write-offs adjusted for the effect of credit card receivables securitization.
(F) Includes commercial net credit write-offs, net cost to carry, and net OREO costs.
(G) Represents provision for credit losses in excess of net write-offs. Fourth, second and first quarters of 1994 reflect reserve releases of $20 million, $10 million and $34 million, respectively, related to the cross-border refinancing portfolio.

FINANCIAL SUMMARY

Citicorp reported net income of $853 million in the 1995 second quarter, compared with $877 million in the same 1994 quarter which included $200 million of deferred tax benefits. Earnings before income taxes were 25% higher when compared with the 1994 second quarter. Fully diluted earnings per common share of $1.57 compared with $1.64 in the year earlier quarter.

In the six months of 1995, operating earnings were $1.7 billion or $3.09 per fully diluted share, compared with $1.5 billion or $2.77 per fully diluted share in the six months of 1994. Including the cumulative effect of adopting the accounting standard for post-employment benefits, net income in the six months of 1994 was $1.4 billion or $2.66 per fully diluted share.

Operating margin of $2.1 billion and $4.1 billion in the 1995 second quarter and six months, respectively, was 20% and 18% higher than the comparable 1994 periods. The currency translation effect of the weak U.S. dollar, primarily against European currencies, increased both revenue and operating expense by approximately 3% in the 1995 second quarter and six months compared with the respective 1994 periods.

Adjusted revenue was up 16% from the 1994 second quarter and 15% from the six months of 1994 led by revenue growth in the Emerging Markets, higher trading-related revenue, and investment activities. Trading-related revenue (which includes trading account and foreign exchange revenue, as well as net interest and other revenue associated with trading activities) in the second quarter and the six months of 1995 amounted to $553 million and $948 million, respectively, up significantly from the $334 million and $548 million generated in the comparable 1994 periods. Excluding trading-related revenue, adjusted revenue was $4.4 billion in the quarter and $8.6 billion in the six months of 1995, up 12% and 11%, respectively, from the same 1994 periods.

Adjusted operating expense increased 14% from the 1994 second quarter, including 3% as a result of foreign currency translation. Business expansion in the Emerging Markets and in certain businesses in the Developed Markets accounted for approximately 7% of the increase, with marketing programs, investments in technology, incentive compensation and other items each contributing approximately 1% to the increase. The same factors also contributed to the 12% increase in operating expense from the six months of 1994. The expense to revenue ratio was 57.1% in the 1995 second quarter, an improvement from 58.5% in the 1994 second quarter.

The effective tax rate in the 1995 second quarter was 39%, compared with 22% in the same 1994 quarter which included the recognition of $200 million of deferred tax benefits. The effective tax rates for the six month periods were 39% in 1995 and 30% in 1994, including the recognition of $220 million of deferred tax benefits in 1994.

Commercial cash-basis loans and OREO of $2.7 billion at June 30, 1995 were down from $3.1 billion at December 31, 1994, principally reflecting reductions in the North America Commercial Real Estate portfolio. Commercial credit costs decreased to $23 million in the second quarter from $73 million in the 1994 second quarter, also reflecting improvements in the real estate portfolio. Consumer credit costs increased $31 million from the 1994 second quarter to $616 million, as lower loss rates in the U.S. credit card portfolio partially offset the effect of higher volumes. Economic slowdowns in Mexico and Argentina and higher losses in Germany also contributed to the increase.

Citicorp continued to strengthen its balance sheet. Consumer and non-refinancing commercial credit loss reserves were built by $75 million in the quarter and $150 million in the six months of 1995 to $5.3 billion at June 30, 1995. Total regulatory capital at June 30, 1995 was $27.3 billion, or 12.40% of risk-adjusted assets. The Tier 1 capital ratio was 8.43% at June 30, 1995, up from 7.80% at year-end 1994.

Return on total equity was 18.1% for the quarter and 18.4% for the six months, compared with 23.4% and 19.9% for the same 1994 periods. Average total equity of $18.9 billion in the quarter was up $3.9 billion from the year-ago period.

BUSINESS DISCUSSIONS

The table below and the discussions that follow analyze Citicorp's results in the context of global business areas including its core business franchises of Global Consumer and Global Finance.

EARNINGS SUMMARY

                                            Second Quarter                 Six Months
                                          -----------------     %      -----------------     %
(Dollars In Millions)                      1995     1994(A)   Change    1995     1994(A)   Change
- ---------------------                     ------   --------   ------   -----    --------   ------
Global Consumer (see page 4):
  Developed Markets....................... $ 251     $249          1   $  525   $  504          4
  Emerging Markets........................   191      161         19      381      332         15
                                           -----     ----              ------   ------
Total Global Consumer.....................   442      410          8      906      836          8
                                           -----     ----              ------   ------

Global Finance (see page 8):
  Developed Markets.......................   234      103         NM      365      196         86
  Emerging Markets........................   303      179         69      506      346         46
                                           -----     ----              ------   ------
Total Global Finance......................   537      282         90      871      542         61
                                           -----     ----              ------   ------

Total Core Businesses.....................   979      692         41    1,777    1,378         29

North America Commercial Real Estate
  (see page 10)...........................   (13)     (72)        82      (13)    (148)        91

Cross-Border Refinancing Portfolio
   (see page 13)..........................    36       53        (32)     101      101          -

Corporate Items (see page 14).............  (149)     204         NM     (183)     155         NM
                                           -----     ----              ------   ------

Operating Earnings........................   853      877         (3)   1,682    1,486         13

Cumulative Effect of Accounting Change (B)     -        -          -        -      (56)        NM
                                           -----     ----              ------   ------

Net Income................................ $ 853     $877         (3)  $1,682   $1,430         18
                                           =====     ====              ======   ======

  (A) Reclassified to conform to latest quarter's presentation.
  (B) The six month 1994 results reflect the cumulative effect of adopting SFAS No. 112 as of January 1, 1994.
  NM  Not meaningful, as percentage equals or exceeds 100%.

  GLOBAL CONSUMER

  Citicorp's Global Consumer business operates a uniquely global, full-service consumer franchise encompassing branch banking, credit and charge cards, and private banking.

                                    Second Quarter                 Six Months
                                  ----------------      %      ----------------      %
(Dollars in Millions)              1995     1994(A)   Change    1995     1994(A)   Change
- ---------------------             ------   --------   ------   ------   --------   ------

Total Revenue.................... $2,790   $2,487         12   $5,495   $4,980         10
Operating Expense................  1,696    1,517         12    3,333    3,016         11
Provision for Credit Losses......    429      361         19      788      739          7
                                  ------   ------              ------   ------
Income Before Taxes..............    665      609          9    1,374    1,225         12
Income Taxes.....................    223      199         12      468      389         20
                                  ------   ------              ------   ------
Net Income....................... $  442   $  410          8   $  906   $  836          8
                                  ======   ======              ======   ======

Average Assets (In Billions)..... $  119   $  103         16   $  118   $  103         15
Return on Assets.................   1.49%    1.60%         -     1.55%    1.64%         -

OTHER DATA
 Developed Markets
  Net Income..................... $  251   $  249          1   $  525   $  504          4
  Average Assets (In Billions)...     85       74         15       84       75         12
  Return on Assets...............   1.18%    1.35%         -     1.26%    1.36%         -

 Emerging Markets
  Net Income..................... $  191   $  161         19   $  381   $  332         15
  Average Assets (In Billions)...     34       29         17       34       28         21
  Return on Assets...............   2.25%    2.23%         -     2.26%    2.39%         -

ADJUSTED FOR CREDIT-RELATED ITEMS
 Total Revenue (B)
  Developed Markets.............. $2,269   $2,138          6   $4,484   $4,286          5
  Emerging Markets...............    750      614         22    1,466    1,229         19
                                  ------   ------              ------   ------
  Total.......................... $3,019   $2,752         10   $5,950   $5,515          8
                                  ======   ======              ======   ======

 Operating Expense (C)
  Developed Markets.............. $1,272   $1,162          9   $2,512   $2,311          9
  Emerging Markets...............    416      346         20      812      680         19
                                  ------   ------              ------   ------
  Total.......................... $1,688   $1,508         12   $3,324   $2,991         11
                                  ======   ======              ======   ======

 Operating Margin
  Developed Markets.............. $  997   $  976          2   $1,972   $1,975          -
  Emerging Markets...............    334      268         25      654      549         19
                                  ------   ------              ------   ------
  Total.......................... $1,331   $1,244          7   $2,626   $2,524          4
                                  ======   ======              ======   ======

 Credit Costs (D)
  Developed Markets.............. $  552   $  545          1   $1,046   $1,121         (7)
  Emerging Markets...............     64       40         60      106       78         36
                                  ------   ------              ------   ------
  Total.......................... $  616   $  585          5   $1,152   $1,199         (4)
                                  ======   ======              ======   ======

(A) Reclassified to conform to latest quarter's presentation.
(B) Adjusted principally for the effect of credit card receivable securitizations.
(C) Excludes writedowns, gains and losses on sales, and direct expense related to OREO for certain real estate lending activities.
(D) Principally net credit write-offs adjusted for the effect of credit card receivable securitizations.

  The Global Consumer business earned $442 million and $906 million, respectively, in the second quarter and six months of 1995, up 8% from the comparable 1994 periods. The increase principally reflected continued business expansion in the Emerging Markets. Earnings from private banking activities declined, primarily in Europe, reflecting difficult market conditions.

  Adjusted revenue increased by 10% in the quarter and 8% in the six months from the respective 1994 periods, led by double digit growth in the Emerging Markets. Revenue in Latin America reflected higher customer volumes, spreads, and fees. Revenue in Asia Pacific, although impacted by tighter spreads, increased from higher mortgage and card product volumes and fees. Revenue in the Developed Markets reflected volume increases in the U.S. credit card business and also benefited from the effect of foreign currency translation, but was hampered by weak private banking results.

  Bankcards in the U.S. continued to show positive results in receivables, account growth and charge volume. Revenue growth, however, continued to be slowed by tighter spreads, as well as by the phasing-out of certain fees during 1994. Managed receivables rose to $40.6 billion at the end of the second quarter, up $6.7 billion, or 20%, from the end of the 1994 second quarter, and total accounts rose to 24.3 million, up 3.3 million, or 16%. Total charge volumes in the quarter were $21.2 billion, up $4.3 billion, or 25%, from the year-ago quarter.

  The increase in adjusted operating expense reflected broad business expansion in the Emerging Markets and in the U.S. and Europe credit card business, as well as the effect of foreign currency translation. Spending in the card business increased in support of U.S. account growth and in preparation for launching the co-branded railway card in Germany, as well as for certain marketing and advertising programs. Expense in the U.S. branch business declined from 1994 levels, however, reflecting restructuring benefits.

  Adjusted credit costs increased 5% from the year-earlier quarter, but were 4% lower on a six-month basis. The quarter's results reflected substantially higher U.S. credit card volumes, which nonetheless continued to benefit from lower (albeit bottoming-out) loss rates. Credit costs improved in the U.S. branch business, reflecting a shift in loan mix to lower-risk portfolios and the continuing workout of the mortgage portfolio. Economic slowdowns in Mexico and Argentina, higher losses in Germany, and foreign currency translation also impacted both periods. The provision for credit losses included charges in excess of net write-offs of $50 million and $100 million, respectively, in the second quarter and six months of both 1995 and 1994.

  Average assets increased by 16% in the quarter and 15% in the six months from the respective 1994 periods, primarily due to the growth in the U.S. credit card and Emerging Markets (particularly Asia Pacific) portfolios, as well as the effect of foreign currency translation.

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

CONSUMER LOAN DELINQUENCY AMOUNTS AND RATIOS

                                      Total Loans (A)                    90 Days or More Past Due
                                   ------------------    -------------------------------------------------
                                   June 30    Dec. 31    June 30    Mar. 31   Dec. 31   Sept. 30   June 30
(Dollars In Billions)               1995       1994        1995       1995     1994       1994       1994
- ---------------------              -------    -------    -------   --------   -------   --------   -------
U.S. Mortgages....................  $ 17.0      $16.5     $ 0.5     $ 0.5     $ 0.5      $ 0.5     $ 0.6
       Ratio......................                         3.28%     3.23%     3.26%      3.49%     3.94%

U. S. Mortgages Purchased Under
       Recourse Provisions (B)....     0.5        0.6       0.4       0.4       0.5        0.5       0.5

U.S. Credit Cards.................    17.0       17.3       0.3       0.3       0.3        0.2       0.2
     Ratio........................                         1.52%     1.58%     1.47%      1.62%     1.80%

Other Developed Markets...........    39.0       36.3       2.0       2.1       1.8        2.0       1.9
     Ratio........................                         5.17%     5.28%     5.20%      5.50%     5.41%
                                   -------      -----     -----     -----     -----      -----     -----

Total Developed Markets...........    73.5       70.7       3.2       3.3       3.1        3.2       3.2
     Ratio........................                         4.44%     4.53%     4.44%      4.91%     5.22%

Emerging Markets..................    27.4       25.9       0.3       0.2       0.2        0.2       0.2
     Ratio........................                         1.01%      .82%      .71%       .71%      .77%
                                   -------      -----     -----     -----     -----      -----     -----

Total 90 Days or More
 Past Due.........................                        $ 3.5     $ 3.5     $ 3.3      $ 3.4     $ 3.4
                                                          =====     =====     =====      =====     =====

Total Consumer Loans..............  $100.9      $96.6               $98.1     $96.6      $90.9     $85.5
                                    ======      =====               =====     =====      =====     =====

  Ratio...........................                         3.51%     3.52%     3.44%      3.79%     4.02%

(A)  Loan amounts are net of unearned income
(B) Mortgages were delinquent 90 days or more when purchased under recourse provisions of mortgage sales.

  Consumer loans 90 days or more delinquent of $3.5 billion at June 30, 1995 were unchanged from March 31, 1995, but up $0.2 billion from year-end 1994. The increase in total delinquencies since December 31, 1994 was primarily due to the impact of foreign currency translation on the European portfolio, particularly Germany, and higher delinquencies in the Emerging Markets due to recessionary conditions in Latin America and portfolio growth in Asia Pacific. The delinquency ratio at June 30, 1995 was essentially unchanged from March 31, 1995, but was up from year-end 1994 due primarily to changes in the mix of the delinquent portfolio as well as higher delinquency rates in the Emerging Markets. Adjusted for the effect of credit card receivables securitization, the delinquency ratio at June 30, 1995 was 3.14%, unchanged from December 31, 1994.

  Total consumer loans delinquent 90 days or more on which interest continued to be accrued were $910 million at June 30, 1995, compared with $828 million at December 31, 1994. The majority of these loans, which include personal loans in Germany and U.S. credit card receivables, are written off upon reaching a stipulated number of days past due. The increase was primarily due to the impact of foreign currency translation on the portfolio in Germany.

  Citicorp's policy for suspending the accrual of interest on consumer loans varies depending on the terms, security and credit loss experience characteristics of each product, and in consideration of write-off criteria in place. At June 30, 1995, interest accrual had been suspended on $1.0 billion of U.S. mortgages and $1.7 billion of other consumer loans. The corresponding amounts at December 31, 1994 were $1.0 billion of U.S. mortgages and $1.6 billion of other consumer loans. The increase in other consumer loans on which the accrual of interest has been suspended is primarily due to higher balances in the Emerging Markets and the impact of foreign currency translation on the portfolio in Germany.

  Consumer loans at June 30, 1995 included $4.0 billion and $2.3 billion of commercial real estate loans related to community and private banking activities conducted in the U.S. and outside the U.S., respectively, by Global Consumer businesses. At June 30, 1995, the U.S. portfolios included $268 million of loans on which the accrual of interest had been suspended, primarily in California and New York. The portfolio outside the U.S. included $85 million of loans on which the accrual of interest had been suspended.

  At June 30, 1995, consumer OREO was $545 million, down $24 million from December 31, 1994. Assets pending disposition totaled $195 million, level with amounts at December 31, 1994.

  While the U.S. economy remained stable and the European economy showed signs of further improvement during the six months of 1995, overall economic prospects remain uncertain. Credit costs could increase, reflecting the bottoming-out of loss rates in the U.S. credit card portfolio. Additionally, delinquencies and loans on which the accrual of interest is suspended could remain at relatively high levels. These factors, along with higher loan volumes, may result in further increases to credit reserves .

  MANAGED U.S. CREDIT CARD PORTFOLIO

  As more fully described on page 29 and in the 1994 Annual Report and Form 10-K, the securitization of credit card receivables has no effect on earnings reported in a period, but certain income statement and balance sheet lines, as well as credit-related ratios, are impacted. The table below presents certain information for the managed U.S. credit card portfolio.


                                           Second Quarter     Six Months
                                          ---------------   -------------
(Dollars In Billions)                      1995     1994     1995    1994
- ---------------------                     ------   ------   ------  -----
End of Period Loans....................... $40.3    $33.9   $40.3   $33.9
90 Days or More Past Due..................   0.6      0.6     0.6     0.6

Average Credit Card Loans.................  39.2     33.3    38.6    33.2

Net Credit Losses (In Millions)...........   366      346     703     725
  As a Percentage of Average
   Credit Card Loans......................  3.74%    4.17%   3.67%   4.40%

GLOBAL FINANCE

The Global Finance business serves corporations, financial institutions, governments, and other participants in capital markets throughout the world. Excluded from Global Finance is North America Commercial Real Estate, which is discussed on pages 10 - 12.

                                          Second Quarter                 Six Months
                                        -----------------      %     -----------------     %
(Dollars in Millions)                    1995     1994(A)   Change    1995     1994(A)   Change
- ---------------------                   ------   --------   ------   ------   --------   ------
   Total Revenue....................... $1,717   $1,240         38   $3,166   $2,443         30
   Operating Expense...................    995      801         24    1,927    1,590         21
   Provision for Credit Losses.........     42       21         NM       58      (13)        NM
                                        ------   ------              ------   ------
   Income Before Taxes.................    680      418         63    1,181      866         36
   Income Taxes........................    143      136          5      310      324         (4)
                                        ------   ------              ------   ------
   Net Income.......................... $  537   $  282         90   $  871   $  542         61
                                        ======   ======              ======   ======

   Average Assets (In Billions)........ $  141   $  138          2   $  141   $  136          4
   Return on Assets....................   1.53%    0.82%         -     1.25%    0.80%         -

   OTHER DATA
   Developed Markets
     Net Income........................ $  234   $  103         NM   $  365   $  196         86
     Average Assets (In Billions)......     95       96         (1)      96       94          2
     Return on Assets..................   0.99%    0.43%         -     0.77%    0.42%         -

   Emerging Markets
     Net Income........................ $  303   $  179         69   $  506   $  346         46
     Average Assets (In Billions)......     46       42         10       45       42          7
     Return on Assets..................   2.64%    1.71%         -     2.27%    1.66%         -

   ADJUSTED FOR CREDIT-RELATED ITEMS
   Total Revenue (B)
     Developed Markets................. $1,001   $  704         42   $1,807   $1,398         29
     Emerging Markets..................    715      547         31    1,348    1,057         28
                                        ------   ------              ------   ------
     Total............................. $1,716   $1,251         37   $3,155   $2,455         29
                                        ======   ======              ======   ======

   Operating Expense (C)
     Developed Markets................. $  654   $  548         19   $1,277   $1,087         17
     Emerging Markets..................    350      281         25      660      544         21
                                        ------   ------              ------   ------
     Total............................. $1,004   $  829         21   $1,937   $1,631         19
                                        ======   ======              ======   ======

   Operating Margin
     Developed Markets................. $  347   $  156         NM   $  530   $  311         70
     Emerging Markets..................    365      266         37      688      513         34
                                        ------   ------              ------   ------
     Total............................. $  712   $  422         69   $1,218   $  824         48
                                        ======   ======              ======   ======

   Credit Costs (D)
     Developed Markets................. $   (2)  $  (15)        87   $  (30)  $  (61)        51
     Emerging Markets..................      9        7         29       17       (5)        NM
                                        ------   ------              ------   ------
     Total............................. $    7   $   (8)        NM   $  (13)  $  (66)        80
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

Global Finance reported net income of $537 million and $871 million in the second quarter and six months of 1995, compared with $282 million and $542 million in the respective 1994 periods. The results primarily reflect improved trading-related revenue in most geographies, higher non-trading-related revenue in the Emerging Markets, and higher venture capital results in North America and Europe, partially offset by higher operating expenses. Global Finance net income in the second quarter and six months of 1995 also benefited from lower effective tax rates that resulted from changes in the geographic mix of earnings.

Adjusted revenue totaled $1.7 billion and $3.2 billion in the second quarter and six months of 1995, up from $1.3 billion and $2.5 billion in the respective 1994 periods. These results primarily reflect improved trading-related revenue in most geographies, higher non-trading-related revenue in the Emerging Markets, and improved venture capital results in North America and Europe. Revenue from trading-related activities contributed $490 million and $826 million (29% and 26% of adjusted revenue) in the second quarter and six months of 1995, up from $293 million and $457 million (23% and 19% of adjusted revenue) in the respective 1994 periods. Trading-related revenue--including derivatives-- reflected continued customer demand for risk management products and improved trading activities related to Citicorp's market-making activities. See pages 25 and 26 for a discussion of the income statement effect and business-sector sources of trading-related revenue.

The increase in adjusted operating expense in the second quarter and six months of 1995 compared with the respective 1994 periods reflected business expansion in the Emerging Markets, increased investment in operational and technological efficiencies, costs associated with higher volume in the transaction services business, the foreign currency translation effect of the weaker U.S. dollar, and higher incentive compensation associated with improved trading results.

Credit cost amounts in the second quarter and six months of 1995 compared with the respective 1994 periods reflect lower gains on the sale of OREO properties and higher net write-offs, partially offset by lower cost to carry cash-basis loans and OREO. The provision for credit losses in the second quarter and six months of 1995 included charges in excess of net write-offs of $25 million and $50 million to build the allowance for credit losses, compared with $12 million and $24 million in the respective 1994 periods. Continued uncertainty in the economic environment and higher loan volumes may result in further increases in the allowance for credit losses.

Cash-basis loans at June 30, 1995 were $445 million, down from $470 million at 1994 year-end. The OREO portfolio of $183 million at June 30, 1995 increased slightly from year-end 1994.

Developed Markets average assets in the second quarter and six months of 1995 were comparable to the respective 1994 periods. Emerging Markets average assets in the second quarter and six months of 1995 increased 10% and 7%, respectively, compared with the respective 1994 periods.

NORTH AMERICA COMMERCIAL REAL ESTATE

The North America Commercial Real Estate portfolio comprises relationships managed by the commercial real estate divisions in the U.S. and Canada. Citicorp's strategy for the North America Commercial Real Estate portfolio is one of active remedial management to maximize the long-term value and recoverability of the assets.

                                  Second Quarter                 Six Months
                                -----------------     %      ------------------       %
(Dollars in Millions)            1995     1994(A)   Change    1995      1994(A)     Change
- ---------------------           ------   --------   ------   -----      -------     ------
Total Revenue................... $  26    $  25          4   $  79        $  45         76
Operating Expense...............    21       35        (40)     52           97        (46)
Provision for Credit Losses.....    22      101        (78)     38          207        (82)
                                 -----    -----              -----        -----
Loss Before Taxes...............   (17)    (111)        85     (11)        (259)        96
Income Taxes (Benefit)..........    (4)     (39)        90       2         (111)        NM
                                 -----    -----              -----        -----
Net Loss........................ $ (13)   $ (72)        82   $ (13)       $(148)        91
                                 =====    =====              =====        =====

Average Assets (In Billions).... $   6    $   9        (33)  $   6        $   9        (33)

ADJUSTED FOR CREDIT-RELATED ITEMS
Total Revenue (B)............... $  32    $  44        (27)  $  91        $  90          1
Operating Expense (C)...........    33       35         (6)     64           72        (11)
Credit Costs (D)................    16       82        (80)     38          201        (81)

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

The North America Commercial Real Estate business reported net losses of $13 million in both the second quarter and six months of 1995, compared with net losses of $72 million and $148 million in the respective 1994 periods. Lower credit costs were the primary factor in the improved 1995 results. Credit costs in both the second quarter and six months of 1995 declined significantly compared with the respective 1994 periods due to improving real estate market conditions. Net write-offs and net OREO writedowns aggregated $31 million and $57 million in the second quarter and six months of 1995, compared with $75 million and $179 million in the respective 1994 periods. The provision for credit losses in the second quarter and six months of 1994 included charges in excess of net write-offs of $38 million and $76 million, respectively.

PORTFOLIO BY REGION AND BY PROJECT

                                                                                 Multi-     June 30   Dec. 31
                                      Mid-                     Other            Location     1995      1994
(In Millions)                       Atlantic    California      U.S.    Canada   & Other     Total     Total
- -------------                       --------    ----------    ------    ------  --------    -------   -------
Loans (A) (B)................         $1,194      $  876      $2,204      $217      $254     $4,745    $5,325
Cash-Basis Loans (A).........            156         334         519        83        85      1,177     1,543
OREO.........................            150         253         306       142        20        871       806
Letters of Credit and Other..            270         701         605        99       224      1,899     2,186
                                      ------      ------      ------      ----      ----     ------    ------
Total Exposure...............         $1,770      $2,164      $3,634      $541      $583     $8,692    $9,860
                                      ======      ======      ======      ====      ====     ======    ======

PORTFOLIO BY PROJECT:
Office.......................         $  898      $  532      $1,884      $231      $ 20     $3,565    $3,818
Residential..................            303         792         486        34        81      1,696     1,981
Retail.......................            313         409         586       175        43      1,526     1,845
Other (C)....................            256         431         678       101       439      1,905     2,216
                                      ------      ------      ------      ----      ----     ------    ------
Total Exposure at
 June 30, 1995...............         $1,770      $2,164      $3,634      $541      $583     $8,692
                                      ======      ======      ======      ====      ====     ======

Total Exposure at
 December 31, 1994...........         $1,853      $2,466      $4,115      $599      $827               $9,860
                                      ======      ======      ======      ====      ====               ======

(A) Includes real estate-related loans of $244 million at June 30, 1995 and $405 million at December 31, 1994, of which $73 million at both dates was on a cash basis.
(B) Loans include $306 million and $655 million of renegotiated loans at June 30, 1995 and December 31, 1994, respectively, and exclude cash-basis loans. The weighted-average contractual rate on renegotiated loans approximated 6% at June 30, 1995. The level of renegotiated loans may increase as a result of ongoing restructuring activities.
(C) Includes approximately $188 million and $209 million of land-related loans at June 30, 1995 and December 31, 1994, respectively.

Total North America Commercial Real Estate exposure of $8.7 billion at June 30, 1995 declined from $9.9 billion at December 31, 1994, primarily as a result of paydowns, maturities, and asset sales. Cash-basis loans and OREO totaled $2.0 billion at June 30, 1995, down from $2.3 billion at December 31, 1994 and $3.4 billion a year ago. Approximately $0.6 billion of the $1.2 billion of cash-basis loans at June 30, 1995 were contractually past due less than 90 days as to principal and interest (including $215 million of construction and self-funded loans) but were classified as cash basis because of uncertainty regarding future cash flows.

CASH YIELD

                                                 Six Months 1995
                               --------------------------------------------
                                  Average         Cash        Annualized Cash
(Dollars in Millions)          Carrying Value     Flows          Yield (%)
- ---------------------          --------------     -----       ---------------
Cash-Basis Loans (A)........       $1,409          $50             7.1
OREO........................          864           30             7.1
                                   ------          ---
Total Cash-Basis Loans and         $2,273          $80             7.1
 OREO.......................       ======          ===

(A) Cash flows represent cash interest payments received of which $30 million was applied as a reduction of principal.



CASH-BASIS LOANS AND OREO ACTIVITY
                                         Second Quarter             Six Months
                                      -------------------       -------------------
(In Millions)                          1995         1994         1995         1994
- -------------                         ------       ------       ------       ------
Beginning Balance...................  $2,332       $3,784       $2,349       $4,051
Additions...........................     159          236          312          445
Write-offs/Writedowns (A)...........     (38)        (102)         (70)        (212)
Returned to Accrual Status..........    (139)        (102)        (224)        (132)
Sales, Payments/Paydowns and Other..    (266)        (375)        (319)        (711)
                                      ------       ------       ------       ------
Ending Balance......................  $2,048       $3,441       $2,048       $3,441
                                      ======       ======       ======       ======

(A) Represents gross write-offs and writedowns (before recoveries and gains/losses on disposition of OREO) and excludes write-offs on letters of credit and swaps.

Included in Letters of Credit and Other in the table on page 11 are unfunded commitments of $0.4 billion that were concentrated in the office (39%) and residential (24%) markets. At June 30, 1995 and December 31, 1994, $0.1 billion and $0.2 billion, respectively, of commitments related to borrowers experiencing financial difficulties. Citicorp provides standby letters of credit, the majority of which backstop tax-exempt multi-family housing bonds secured by residential properties. Approximately $0.5 billion of the $1.3 billion of outstanding letters of credit at June 30, 1995 related to projects on which debt service is continuing but the loan-to-value ratios have deteriorated below target levels and/or letter of credit fees are not being paid.

CROSS-BORDER REFINANCING PORTFOLIO

                                 Second Quarter               Six Months
                                ----------------     %      --------------     %
(Dollars in Millions)            1995    1994(A)   Change   1995   1994(A)   Change
- ---------------------           ----------------   -------  -----  -------   ------
Total Revenue.................   $  45    $ 55        (18)  $ 123   $ 82         50
Operating Expense.............       5       5          -      10     10          -
Provision for Credit Losses...       -     (11)        NM       -    (46)        NM
                                 -----    ----              -----   ----
Income Before Taxes...........      40      61        (34)    113    118         (4)
Income Taxes..................       4       8        (50)     12     17        (29)
                                 -----    ----              -----   ----
Net Income....................   $  36    $ 53        (32)  $ 101   $101          -
                                 =====    ====              =====   ====

Average Assets (In Billions)..   $   3    $  3          -   $   3   $  3          -

(A)  Reclassified to conform to latest quarter's presentation.
NM   Not meaningful, as percentage equals or exceeds 100%.

The Cross-Border Refinancing Portfolio reported net income of $36 million in the second quarter and $101 million in the six months of 1995, compared with $53 million and $101 million in the respective periods of 1994. The results for the six months of 1995 include revenue of $26 million related to the completion of
the Ecuador refinancing agreement in the first quarter.   The 1994 results
included a pretax release from the allowance for credit losses of $10 million in the second quarter and $44 million in the six months.

Citicorp's cross-border and non-local currency outstandings at June 30, 1995 included $3.6 billion of medium- and long-term outstandings, up $0.2 billion from March 31, 1995 and down $0.3 billion from December 31, 1994, primarily reflecting changes in the fair value of Brazilian securities (included in the available-for-sale securities portfolio). The medium- and long-term debt outstandings at June 30, 1995 included $1.7 billion in Brazil, $0.6 billion in Venezuela, $0.4 billion in the Philippines, $0.3 billion in South Africa, $0.3 billion in Uruguay, and $0.3 billion in the aggregate in nine other countries. Additionally, at June 30, 1995, Citicorp had $3.9 billion of trade and short-term claims, $1.8 billion of investments in and funding of its local franchises, and $0.7 billion of investments in affiliates and debt-equity swaps in these countries.

Refer to footnote D on page 35 for an additional discussion related to amounts classified as Securities.

The amount of Cross-Border Refinancing Portfolio exposure on a cash basis was $30 million at June 30, 1995, down from $104 million at December 31, 1994.

CORPORATE ITEMS

                            Second Quarter                Six Months
                           ---------------      %        -------------     %
(Dollars in Millions)      1995     1994(A)   Change    1995   1994(A)   Change
                           ----     ------    ------    ----   ------    ------

Total Revenue............  $ 111     $243        (54)  $ 269    $361        (25)
Operating Expense........     81       98        (17)    169     190        (11)
                           -----     ----              -----    ----
Income Before Taxes......     30      145        (79)    100     171        (42)
Income Taxes (Benefit)...    179      (59)        NM     283      16         NM
                           -----     ----              -----    ----
Net (Loss) Income........  $(149)    $204         NM   $(183)   $155         NM
                           =====     ====              =====    ====

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

The Corporate Items net loss amounted to $149 million in the second quarter and $183 million in the six months of 1995, compared with net income of $204 million and $155 million in the respective periods of 1994. Corporate Items 1995 second quarter results included a $43 million ($70 million pretax) investment writedown in Latin America. The 1994 results included net gains from capital building transactions of $74 million ($117 million pretax) for the second quarter and $88 million ($140 million pretax) for the six months of 1994. Corporate Items results for the second quarter and the six months of 1994 also included a $150 million tax benefit related to a reduction of the deferred tax asset valuation allowance following a reassessment of the expected level and mix of future earnings, and $50 million and $70 million, respectively, of valuation allowance reductions related to current operations.

Excluding the items noted above, Corporate Items results for the second quarter and six months of 1995 included higher income tax offsets, partially reduced by higher revenue derived from charging businesses for funds employed.

MANAGING GLOBAL RISK
LIQUIDITY

Citicorp manages liquidity through a well-defined process described in the 1994 Annual Report and Form 10-K.

Total deposits of $163.1 billion represent 63% of total funding at June 30, 1995, compared with $155.7 billion (62% of total funding) at December 31, 1994, and are broadly diversified by geography and customer segments.

Stockholders' equity of $19.5 billion, which grew $1.1 billion during the second quarter and $1.7 billion during the six months of 1995, continues to be an important component of the overall funding structure.

Long-term debt is issued by Citicorp (the "Parent Company") and its subsidiaries. A diversity of sources, currencies, and maturities is used to gain the broadest practical access to the investor base. Total Parent Company and subsidiary long-term debt outstanding at June 30, 1995, including subordinated capital notes, was $18.7 billion, compared with $17.9 billion at year-end 1994.

Securitization of assets remains an important source of liquidity. Total assets securitized during the quarter were $2.4 billion, including $1.9 billion of U.S. credit card receivables, $0.4 billion of U.S. consumer mortgages, and $0.1 billion outside the U.S. Total assets securitized during the six months of 1995 were $5.4 billion, including $4.8 billion of U.S. credit card receivables. As securitized credit card receivables transactions amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. During the six months of 1995, $2.8 billion of previously securitized credit card receivables amortized and $1.9 billion are scheduled to amortize during the remainder of the year.

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

As of June 30, 1995, under their applicable dividend limitations, Citicorp's national and state-chartered bank subsidiaries could have declared dividends to their respective parent companies without regulatory approval of approximately $5.3 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that as of June 30, 1995, its bank subsidiaries could have distributed dividends to Citicorp, directly or through their parent holding company, of approximately $3.8 billion of the available $5.3 billion.

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

During the second quarter of 1995, the monthly amount of U.S. dollar earnings at risk for the following 12 months to a two standard deviation increase in rates in Citicorp's significant U.S. businesses ranged from approximately $55 million to $95 million in the aggregate, compared with the range for full year 1994 of approximately $5 million to $90 million. As of June 30, 1995, the U.S. dollar interest rate exposure taken in tenors beyond one year results in earnings at risk of a maximum of $60 million in any single future year.

The price risk of the trading portfolios is measured using the potential loss amount method, which estimates the sensitivity of the value of the trading positions to changes in the various market factors, such as interest and foreign exchange rates, over the period necessary to close the position (generally one day). The method considers the probability of movements of these market factors (as derived from a two standard deviation movement) adjusted for correlation among them within each trading center. The daily price risk process monitors exposures against limits and triggers specific management actions to ensure that the potential impact on earnings, due to the many dimensions of price risk, is controlled within acceptable limits.

During the second quarter of 1995, the potential loss amount in the trading portfolios based on monthly averages of daily exposures ranged from approximately $40 million to $45 million in the aggregate for Citicorp's major trading centers, compared with a range for full year 1994 of approximately $45 million to $85 million. The potential loss amounts decreased each quarter in 1994 reflecting a reduced appetite for risk which carried through the six months of 1995. The level of exposure taken is a function of the market environment and expectations of future price and market movements, and will vary from period to period. Trading-related revenue for the second quarter of 1995 was $553 million, compared with $395 million in the first quarter of 1995 and quarterly revenue ranging from $214 million to $490 million during 1994. The increase in trading-related revenue reflected continued customer demand for risk management products and improved trading activities related to Citicorp's market-making activities.

DERIVATIVE AND FOREIGN EXCHANGE CONTRACTS

Derivative and foreign exchange products are important risk management tools for Citicorp and its customers. These contracts typically take the form of futures, forward, swap, and option contracts, and derive their value from underlying interest rate, foreign exchange, commodity, or equity instruments. They are subject to the same types of liquidity, price, credit, and operational risks as other financial instruments, and Citicorp manages these risks in a consistent manner. As a dealer, Citicorp offers derivative and foreign exchange instruments to customers, separately or with other products, to help them to manage their risk profile, and also trades for its own account. In addition, Citicorp employs derivative and foreign exchange contracts among other instruments as an end-user in connection with its risk management activities. Monitoring procedures entail objective measurement systems, well-defined market and credit risk limits at appropriate control levels, and timely reports to line and senior management according to prescribed policies. Additional information concerning Citicorp's derivative and foreign exchange activities, including a description of accounting policies, is provided in the 1994 Annual Report and Form 10-K.

Notional principal amounts are frequently used as indicators of derivative and foreign exchange activity, serving as a point of reference for calculating payments. Notional principal amounts do not reflect balances subject to credit or market risk, nor do they reflect the extent to which positions offset one another. As a result, they do not represent the much smaller amounts that are actually subject to risk in these transactions. Balance sheet credit exposure arises from unrealized gains and represents the amount of loss that Citicorp would suffer if every counterparty to which Citicorp was exposed were to default at once (i.e., the cost of replacing these contracts), and does not represent actual or expected loss amounts. The table below presents the aggregate notional principal amounts of Citicorp's outstanding derivative and foreign exchange contracts at June 30, 1995, March 31, 1995, and December 31, 1994, along with the related balance sheet credit exposure. The table includes all contracts with third parties, including both dealer and end-user positions.



DERIVATIVE AND FOREIGN EXCHANGE CONTRACTS
                                                                               Balance Sheet
                                           Notional Principal Amounts       Credit Exposure (A)
                                          ---------------------------   ---------------------------
                                          June 30   Mar.  31  Dec. 31   June 30   Mar. 31   Dec. 31
(In Billions)                               1995      1995      1994      1995      1995      1994
                                          -------   --------  -------   -------   -------   -------
INTEREST RATE PRODUCTS
   Futures Contracts..................... $  216.6  $  214.3  $  175.2   $    -    $    -     $   -
   Forward Contracts.....................    444.1     561.3     561.3      0.9       0.8       0.6
   Swap Agreements.......................    430.3     402.0     367.5      7.3       6.3       6.0
   Purchased Options.....................    137.8     104.1     110.2      1.2       1.3       1.7
   Written Options.......................    170.5     169.2     105.7        -         -         -
FOREIGN EXCHANGE PRODUCTS
   Futures Contracts.....................      0.5       0.5       0.1        -         -         -
   Forward Contracts.....................  1,141.5   1,259.6   1,153.0     19.5      37.4      14.9
   Cross-Currency Swap Agreements........     35.2      35.7      33.8      2.5       2.8       2.2
   Purchased Options.....................     85.6      77.4      63.6      2.1       3.0       1.3
   Written Options.......................     92.3      86.0      66.2        -         -         -
COMMODITY AND EQUITY PRODUCTS............     29.9      26.9      28.0      1.1       1.1       0.8
                                                                         ------    ------     -----
                                                                           34.6      52.7      27.5
   EFFECTS OF MASTER NETTING AGREEMENTS (B)                               (13.5)    (20.5)     (7.0)
                                                                         ------    ------     -----
                                                                         $ 21.1    $ 32.2     $20.5
                                                                         ======    ======     =====

(A) There is no balance sheet credit exposure for futures contracts because they settle daily in cash, and none for written options because they represent obligations (rather than assets) of Citicorp.
(B) Master netting agreements mitigate credit risk by permitting the offset of amounts due from and to individual counterparties in the event of counterparty default.

The aggregate notional amount of derivative and foreign exchange contracts decreased 5% from a peak at March 31, 1995, which reflected a higher level of activity and customer demand in response to interest rate volatility in the European and U.S. markets. The aggregate notional amounts at June 30, 1995 were level with amounts at year-end 1994. The overall reduction in the balance sheet credit exposure at June 30, 1995 compared with March 31, 1995 reflected reduced volatility in the foreign exchange markets.

Citicorp manages its credit exposure on derivative and foreign exchange instruments as part of the overall extension of credit to individual customer relationships, subject to the same credit approvals, limits, and monitoring procedures used for other activities. In managing the aggregate credit extension to an individual customer, Citicorp measures the amount at risk on a derivative or foreign exchange instrument as the sum of two factors: the current replacement cost (i.e., balance sheet credit exposure), and the potential increase in the replacement cost over the remaining life of the instrument should market prices change. Citicorp's use of these two risk measures is discussed further in the 1994 Annual Report and Form 10-K. As shown in the table on page 17, replacement cost for all contracts in the aggregate was $21.1 billion at June 30, 1995. The potential increase in replacement cost, estimated as the amount of loss that Citicorp would suffer if changes in market rates resulted in additional unrealized gains and every counterparty to which Citicorp was exposed were to default at once, was approximately $47 billion in the aggregate for all contracts at June 30, 1995. At year-end 1994, approximately 96% of the total credit exposure was to investment grade counterparties and approximately 91% was under three years tenor, and Citicorp believes the distribution is substantially similar at June 30, 1995. There were no significant amounts of non-performing contracts at June 30, 1995 and gross credit-related losses on derivative contracts were approximately $1 million in the second quarter of 1995.

The calculation of risk-adjusted assets for purposes of the regulatory risk-based capital ratios includes risk-weighted credit-equivalent amounts for derivative and foreign exchange contracts, net of bilateral netting arrangements, as applicable. These amounts were $2.8 billion, $2.5 billion, and $2.9 billion for interest rate contracts at June 30, 1995, March 31, 1995, and December 31, 1994, respectively, and $8.3 billion, $11.2 billion, and $7.6 billion, respectively, for foreign exchange, commodity, and equity contracts.

Citicorp's management of its derivative and foreign exchange activities, including the related accounting and operational controls, is tailored to its dealer and end-user activities.

Citicorp's dealer activities are managed on a market-value basis, which recognizes in earnings the gains or losses resulting from changes in market rates. For other than short-term derivative and foreign exchange contracts, Citicorp defers, at the inception of each contract, an appropriate portion of the initial market value attributable to ongoing costs such as servicing and operational activities. This amount is amortized into trading account or foreign exchange revenue over the life of the contract. The balance of unamortized revenue was $267 million at June 30, 1995. Information regarding derivative and foreign exchange trading revenue can be found on pages 25 and 26.

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


TWELVE MONTH U.S. DOLLAR EARNINGS AT RISK

                                            Assuming a Rate Move of
                                        -----------------------------
                                          Two Standard   Two Standard
                                            Deviation      Deviation
(In Millions at June 30, 1995)              Increase       Decrease
                                        --------------   ------------

Excluding Derivatives...................      $131          $(145)
Including Derivatives...................       (94)           114

As indicated on page 18, the range of U.S. dollar earnings at risk for the following 12 months to a two standard deviation increase or decrease in rates was narrowed through risk modification using derivatives. The table illustrates that including derivatives, Citicorp's earnings in its non-trading portfolios would benefit from a decrease in interest rates and be reduced from an increase in interest rates.

The notional principal amounts of Citicorp's end-user positions as of June 30, 1995, March 31, 1995 and December 31, 1994, and approximate maturities as of June 30, 1995, are reported below. Contract maturities are related to the underlying risk management strategies.



END-USER DERIVATIVE AND FOREIGN EXCHANGE CONTRACTS
(INCLUDING THIRD-PARTY AND INTERCOMPANY CONTRACTS)

                                 Notional Principal Amounts                  Percentage of June 30, 1995 Amount Maturing
                              ----------------------------------    ---------------------------------------------------------
                              June 30       Mar. 31      Dec. 31    Within     1 to 2     2 to 3   3 to  4   4 to 5   After 5
(Dollars in Billions)          1995          1995         1994      1 Year      Years      Years    Years     Years    Years
                              -------       -------      -------    ------     -------    ------   -------   -------  -------


INTEREST RATE PRODUCTS

Futures Contracts..........    $18.5        $33.9        $77.4        81%         15%       3%        1%       -         -
Forward Contracts..........     10.6          9.0          3.7       100           -        -         -        -         -
Swap Agreements............     82.9         79.8         68.5        29          20       13        14       12%       12%
Option Contracts...........     41.7         26.0         32.5        41          23       18        11        5         2
FOREIGN EXCHANGE PRODUCTS
 Futures and Forward
 Contracts.................     57.4         42.8         40.5        99           1        -         -        -         -
Cross-Currency Swap
 Agreements................      3.5          3.2          3.1        24          18        8         9       16        25

The changes in notional amounts of end-user interest rate futures and option contracts during the second quarter of 1995 reflect modified risk management strategies in response to lower U.S. interest rates. The increase in notional amounts of foreign exchange futures and forwards is due to higher utilization as a result of cross-currency borrowing and lending activity in Europe. In order to achieve targeted levels of earnings at risk, Citicorp's utilization of these instruments is modified from time to time in response to changing market conditions as well as changes in the characteristics and mix of the related assets and liabilities. In this connection, during the second quarter of 1995 interest rate contracts with notional principal amounts of approximately $10 billion were closed out, resulting in a net deferred loss of approximately $8 million. Total unamortized net deferred losses, including those related to prior period close-outs, were approximately $184 million at June 30, 1995, which will be amortized through earnings over the period reflecting the original hedging or risk management strategy (30% in the remainder of 1995, 45% in 1996 and 25% in subsequent years). End-user derivative positions are components of Citicorp's designated asset and liability management activities. Derivatives provide an additional tool for accomplishing risk management objectives, but these same objectives could alternatively be accomplished using other financial instruments. Therefore, Citicorp does not believe it is meaningful to analyze the derivatives component of its risk management activities in isolation from related positions. The table on page 21 provides information about the estimated fair values of financial instruments.

Additional information regarding the outstanding notional amounts and weighted average rates of interest rate swaps at June 30, 1995 is provided in the table on page 20, with three-month LIBOR forward rates included for reference. The table is intended to provide an overview of the swap component of the end-user portfolio, but should be viewed only in the context of Citicorp's related assets and liabilities.



END-USER INTEREST RATE SWAPS AS OF JUNE 30, 1995

                                            Remaining Contracts Outstanding at June 30
                                           ----------------------------------------------
(Dollars in Billions)                      1995     1996    1997    1998    1999    2000
RECEIVE FIXED SWAPS
  Notional Amounts......................   $58.8    $44.6   $33.7   $26.6   $16.4   $ 6.7
  Weighted-Average Fixed Rate...........     6.6%     6.7%    6.8%    6.9%    7.3%    7.0%
PAY FIXED SWAPS
  Notional Amounts......................   $14.7    $ 7.7   $ 5.6   $ 3.8   $ 3.2   $ 2.8
  Weighted-Average Fixed Rate...........     7.3%     7.4%    7.4%    7.3%    7.3%    7.2%
BASIS SWAPS
  Notional Amounts......................   $ 9.4    $ 6.4   $ 2.8   $ 0.5   $ 0.1   $ 0.1

THREE-MONTH IMPLIED FORWARD LIBOR
 RATES (A)                                   6.1%     5.7%    6.1%    6.4%    6.6%    6.8%

(A) The floating rate for a substantial majority of the end-user interest rate swaps is three-month LIBOR. The three-month LIBOR rates shown above reflect the implied forward yield curve for that index as of June 30, 1995.

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

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The table below provides disclosure of the estimated fair value in excess of (less than) carrying value of Citicorp's financial instruments as defined in accordance with applicable requirements, including financial assets and liabilities recorded on the balance sheet as well as off-balance sheet instruments such as derivative and foreign exchange contracts, loan commitments, and credit card receivable securitizations. To better reflect Citicorp's values subject to market risk and to illustrate the interrelationships that characterize risk management strategies, the table below also provides estimated fair value data for the expected time period until runoff of existing deposits with no fixed maturity.


ESTIMATED FAIR VALUE IN EXCESS OF (LESS THAN) CARRYING VALUE

                                                  June 30   Dec. 31
(In Billions)                                       1995      1994
                                                  -------   -------
Assets and Liabilities..................           $ 4.3     $ 4.6
End-User Derivative and Foreign
 Exchange Contracts.....................             0.4      (1.4)
Loan Commitments........................            (0.1)     (0.2)
Credit Card Receivable Securitizations
 (A)....................................            (0.1)      0.7
                                                   -----     -----
                                                     4.5       3.7
Deposits with No Fixed Maturity (B).....             2.4       2.9
                                                   -----     -----
Total...................................           $ 6.9     $ 6.6
                                                   =====     =====

(A) Represents the estimated excess in fair value of the underlying receivables and investor certificates, which is derived by Citicorp in the form of excess servicing, and principally arises from fixed rates payable to certificate holders.
(B) Represents the estimated excess fair value related to the expected time period until runoff of existing deposits with no fixed maturity on the balance sheet at June 30, 1995, without assuming any regeneration of balances, based on the estimated difference between the cost of funds on these deposits and the cost of funds from alternative sources.


In the aggregate, estimated fair values exceeded carrying values by approximately $6.9 billion at June 30, 1995 and $6.6 billion at December 31, 1994. The increase from December 31, 1994 is primarily due to the effect of declining interest rates on the value of derivative contracts which was partially offset by decreases in liabilities, asset securitizations, and deposits with no fixed maturity due to the same interest rate environment.

CAPITAL

Citicorp is subject to risk-based capital guidelines issued by the Federal Reserve Board ("FRB"). These guidelines are supplemented by a leverage ratio requirement. The risk-based capital guidelines and the leverage ratio requirement are detailed in the 1994 Annual Report and Form 10-K.

Common stockholders' equity increased $1.5 billion during the quarter to $15.5 billion at June 30, 1995, primarily reflecting net income for the quarter of $853 million, common stock issuance of $443 million relating to the redemption of Conversion Preferred Stock, Series 15 ("PERCS"), an after-tax increase in the net unrealized value of securities available for sale of $262 million, and the issuance of common stock under various staff benefit plans and the dividend reinvestment plan of $179 million, partially offset by cash dividends declared on common and preferred stock of $215 million and common stock repurchases of $50 million.

Tier 1 capital at quarter-end was $18.6 billion, up $755 million from March 31, 1995. Citicorp's Tier 1 capital ratio increased to 8.43% at June 30, 1995, up from 8.01% at March 31, 1995, and 7.80% at December 31, 1994. Total capital (Tier 1 and Tier 2) was $27.3 billion at June 30, 1995, compared with $26.9 billion at March 31, 1995, and $26.1 billion at December 31, 1994.

On June 20, 1995, Citicorp's Board of Directors approved the repurchase of up to $3 billion in the aggregate of common stock and convertible preferred stock, to be made from time to time over the following 24 months. During the second quarter of 1995, Citicorp repurchased 850,000 shares of common stock at an aggregate purchase price of approximately $50 million.

On July 21, 1995, Citicorp announced that it would redeem an additional 24 million depositary shares of PERCS, by issuing approximately 8 million shares of common stock on September 1, 1995. Also, in July 1995 holders converted approximately 2.6 million depositary shares of Citicorp's Convertible Preferred Stock, Series 13, into approximately 7 million shares of common stock. These events will have no effect on Citicorp's Tier 1 capital but together will increase common stockholders' equity by $482 million. The depositary shares of PERCS to be redeemed on September 1, 1995, together with those redeemed on June 12, 1995, constitute approximately 70% of the originally outstanding PERCS. Citicorp expects to redeem the remaining depositary shares of PERCS before their mandatory conversion date of November 30, 1995.

Citicorp has entered into forward purchase agreements on its common stock, to be settled in shares of its common stock on a net basis. The agreements are designed to have an effect at settlement similar to that of the PERCS, in that they will reduce the number of shares of common stock outstanding if the market price of Citicorp common stock increases (as a result of delivery of shares of common stock by the counterparty to Citicorp). To the extent that the market price of Citicorp common stock decreases, the agreements will increase the number of common shares outstanding. The number of common shares and the forward strike prices are based in part on the common stock prices applicable to the redemption of the PERCS. The accounting for these contracts is described in Citicorp's Financial Review and Form 10-Q for the quarter ended March 31, 1995. As of June 30, 1995, an agreement was in place covering approximately $300 million of Citicorp common stock, of which approximately 21% had forward prices established. If the priced portion of this agreement was settled based on the June 30 market price of Citicorp common stock, Citicorp would be entitled to receive approximately 0.3 million shares. On July 20, 1995, Citicorp entered into an additional agreement covering $150 million of Citicorp common stock.

CITICORP RATIOS
                               Minimum    June 30   Mar. 31   Dec. 31
                               Required     1995      1995      1994
                               --------   -------   -------   -------

Common Stockholders' Equity..               6.02%     5.21%     5.42%

Tier 1 Capital...............     4.00%     8.43      8.01      7.80
Tier 1 and Tier 2 Capital....     8.00     12.40     12.06     12.04

Leverage (A).................     3.00+     7.19      7.00      6.67

(A) Citicorp has not been advised by the FRB of a specific minimum leverage ratio.
As of August 3, 1995, the five-year performance-based stock options granted to a key group of employees in July 1993 had vested in full. To further focus management's efforts to increase the company's return to shareholders, Citicorp intends to grant new five-year performance-based stock options to a broader group of key employees, exercisable for up to 5.75 million common shares at the price prevailing on the grant date. It is expected that one-half of these options will vest when Citicorp's common stock price has reached $100 per share and that the balance will vest when such price has reached $115 per share, in each case assuming the price remains at or above the indicated price level for twenty of thirty consecutive trading days. These options will be awarded pursuant to the Stock Incentive Plan approved by shareholders in 1988. No other material grants of options are expected to be recommended with respect to fiscal year 1995.



COMPONENTS OF RISK-BASED CAPITAL UNDER REGULATORY GUIDELINES
                                          June 30    Mar. 31   Dec. 31
(In Millions)                               1995      1995       1994
                                          -------    -------   -------
TIER 1 CAPITAL
Common Stockholders' Equity.............  $ 15,479  $ 14,024   $ 13,582
Perpetual Preferred Stock (A)...........     3,895     4,337      4,187
Minority Interest.......................        61        58         55
Less:
  Net Unrealized Gains (Losses) -
   Securities Available for Sale........       204       (58)       278
  Intangible Assets (B).................       327       338        344
  50% Investment in Certain
   Subsidiaries (C).....................       307       297        283
                                          --------  --------   --------
Total Tier 1 Capital....................    18,597    17,842     16,919
                                          --------  --------   --------

TIER 2 CAPITAL
Allowance for Credit Losses (D).........     2,788     2,814      2,741
Qualifying Debt (E).....................     6,264     6,491      6,742
Less: 50% Investment in Certain
 Subsidiaries (C).......................       307       297        283
                                          --------  --------   --------
Total Tier 2 Capital....................     8,745     9,008      9,200
                                          --------  --------   --------

Total Capital (Tier 1 and Tier 2).......  $ 27,342  $ 26,850   $ 26,119
                                          ========  ========   ========

Net Risk-Adjusted Assets (F)............  $220,487  $222,647   $216,856
                                          ========  ========   ========

(A) At June 30, 1995, excludes $125 million of Perpetual Preferred Stock, Series 9, which was called for redemption on June 21, 1995 and was redeemed for cash on July 21, 1995.
(B) Includes goodwill and certain identifiable intangible assets.
(C) Primarily Citicorp Securities, Inc.
(D) Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.
(E) Includes qualifying senior and subordinated debt, in an amount not exceeding 50% of Tier 1 capital, subordinated capital notes, and limited life preferred stock, subject to certain limitations.
(F) Net risk-adjusted assets include certain off-balance sheet activities and commitments such as foreign exchange and derivative products and letters of credit and also reflect deductions for intangible assets and any excess allowance for credit losses. See pages 16 through 20 for further discussion of derivative and foreign exchange activities.

Citicorp's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At June 30, 1995, all of Citicorp's subsidiary depository institutions were "well capitalized" under the federal bank regulatory agencies' definitions.

CITIBANK, N.A. RATIOS
                               Minimum   June 30   Mar. 31   Dec. 31
                               Required    1995      1995      1994
                               --------  -------   -------   -------
Common Stockholder's Equity...            7.15%     6.57%     6.91%
Tier 1 Capital................  4.00%     8.43      8.14      7.83
Tier 1 and Tier 2 Capital.....  8.00     12.95     12.61     12.44

Leverage (A)..................  3.00+     6.51      6.53      6.09

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

STATEMENT OF INCOME ANALYSIS
NET INTEREST REVENUE (TAXABLE EQUIVALENT BASIS)

Net interest revenue increased 6% from the first quarter of 1995 and 14% from the second quarter of last year, reflecting higher net rate spreads, as well as an increase in interest-earning assets. Net interest revenue and interest rate spreads for all periods presented were reduced by the effect of credit card receivable securitizations. Adjusted for the effect of credit card receivable securitizations, net interest revenue increased 6% from the 1995 first quarter and 10% from the 1994 second quarter.

The adjusted net rate spread increased to 4.80% from 4.61% in the first quarter of 1995 and from 4.64% in the second quarter of 1994. The adjusted net rate spread in the U.S. of 4.81% in the second quarter of 1995 was essentially unchanged from the first quarter of 1995, and increased from 4.64% in the second quarter of 1994. The increase in the adjusted net rate spread in the U.S. from the 1994 second quarter reflected funding benefits associated with higher equity levels, partially offset by lower trading-related net interest revenue in the North America Global Finance business. Higher net interest revenue from the increase in U.S. credit card volumes was offset by a decrease in spreads.

The net rate spread outside the U.S. increased to 4.80% from 4.39% in the first quarter of 1995 and from 4.63% in the second quarter of 1994. The increase from the first quarter of 1995 was primarily due to an increase in trading-related net interest revenue in the Global Finance business and a greater proportion of high spread assets and an increase in spreads in the Latin America consumer business. The improvement over the second quarter of 1994 was primarily due to increases in the Global Consumer business in the Emerging Markets and increased spreads from funding activities in Latin America Global Finance, partially offset by lower trading-related net interest revenue in the Global Finance business.

The increase in adjusted average interest-earning assets of $13.8 billion from the second quarter of 1994 was mainly attributable to higher levels of consumer loans both in and outside the U.S.

NET INTEREST REVENUE STATISTICS       2nd Qtr.  1st Qtr   4th Qr.   3rd Qtr.  2nd Qtr.   1st Qtr.
(TAXABLE EQUIVALENT BASIS) (A) (B)     1995      1995      1994       1994      1994       1994
                                       ----      ----      ----       ----      ----       ----

NET INTEREST REVENUE:
(In Millions)
  U.S..............................   $1,017    $1,047    $1,025     $1,015     $  911     $  945
  Outside the U.S..................    1,459     1,286     1,303      1,337      1,259      1,142
                                      ------    ------    ------     ------     ------     ------
  Total............................   $2,476    $2,333    $2,328     $2,352     $2,170     $2,087
                                      ======    ======    ======     ======     ======     ======
AVERAGE INTEREST-EARNING ASSETS:
(In Billions)
  U.S..............................   $103.1    $104.9    $103.9     $ 99.9     $100.8     $102.7
  Outside the U.S..................    121.8     118.8     115.3      113.6      108.9      108.1
                                      ------    ------    ------     ------     ------     ------
  Total............................   $224.9    $223.7    $219.2     $213.5     $209.7     $210.8
                                      ======    ======    ======     ======     ======     ======
NET RATE SPREAD (%):
  U.S..............................     3.96      4.05      3.91       4.03       3.63       3.73
  Outside the U.S..................     4.80      4.39      4.49       4.67       4.63       4.29
  Total............................     4.42      4.23      4.21       4.37       4.15       4.01

ADJUSTED FOR THE EFFECT OF CREDIT CARD SECURITIZATION
- -----------------------------------------------------
NET INTEREST REVENUE:
(In Millions)
   U.S............................    $1,514    $1,515    $1,495     $1,525     $1,451     $1,474
   Total..........................     2,973     2,801     2,798      2,862      2,710      2,616
AVERAGE INTEREST-EARNING ASSETS:
(In Billions)
   U.S............................    $126.4    $127.4    $125.5     $123.1     $125.5     $126.9
   Total..........................     248.2     246.2     240.8      236.7      234.4      235.0
NET RATE SPREAD (%):
   U.S............................      4.81      4.82      4.73       4.92       4.64       4.71
   Total..........................      4.80      4.61      4.61       4.80       4.64       4.52

(A) Includes appropriate allocations for capital and funding costs based on the location of the asset.
(B) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35% for the periods presented.


FEE AND COMMISSION REVENUE

                                          Second Quarter      Six Months
                                       --------------------   ----------
(In Millions)                          1995     1994          1995      1994
                                       ----     ----          ----      ----

Global Consumer.....................  $  820   $  811         $1,633      $1,631
Global Finance and Other............     443      428            892         867
                                      ------   ------         ------      ------
Total...............................  $1,263   $1,239         $2,525      $2,498
                                      ======   ======         ======      ======


Fee and commission revenue earned by the Global Consumer business in the Emerging Markets increased 17% and 15%, respectively, in the second quarter and six months of 1995 from the comparable 1994 periods, reflecting strong growth across various consumer products offered in these markets. These increases were partially offset by lower fees in the U.S. credit card business and in private banking activities in the Developed Markets. The reduction in U.S. credit card fees reflected actions taken during 1994 to eliminate annual cardholder fees on most credit cards. These reductions were partially offset by higher net transaction fees from increased charge volumes.

Fee revenue in the Global Finance business was comparable to the year-ago periods as increases in the transaction services business were offset by reductions in other fee related activities.

TRADING-RELATED REVENUE

Trading-related revenue is reported in the "Trading Account" and "Foreign Exchange" captions on the income statement, but also includes other amounts, principally reflected in "Net Interest Revenue." The table below provides an analysis of trading-related revenue by income statement line, by trading activity, and by business-sector source. Trading-related revenue--including derivatives--reflected continued customer demand for risk-management products and improved trading activities related to Citicorp's market-making activities.

                               2nd Qtr.  1st Qtr.   4th Qtr.   3rd Qtr.  2nd Qtr.   1st Qtr.
(In Millions)                    1995      1995       1994       1994      1994       1994
                               -------   --------   --------   -------   -------    -------
BY INCOME STATEMENT LINE:
  Trading Account..............   $ 142     $  39      $  29     $ 105     $  19      $   5
  Foreign Exchange.............     323       305        185       182       140         66
  Other (A)....................      88        51        117       203       175        143
                                  -----     -----      -----     -----     -----      -----
  TOTAL........................   $ 553     $ 395      $ 331     $ 490     $ 334      $ 214
                                  =====     =====      =====     =====     =====      =====
BY TRADING ACTIVITY:
  Foreign Exchange (B).........   $ 303     $ 265      $ 194     $ 183     $ 164      $ 148
  Derivative (C)...............     120        99         59       166       113         57
  Fixed Income (D).............      52       (43)        13        46       (24)       (43)
  Other.........................     78        74         65        95        81         52
                                  -----     -----      -----     -----     -----      -----
 TOTAL.........................   $ 553     $ 395      $ 331     $ 490     $ 334      $ 214
                                  =====     =====      =====     =====     =====      =====
BY BUSINESS SECTOR:
  Global Finance
   Developed Markets...........   $ 282     $ 217      $ 178     $ 226     $ 146      $  98
   Emerging Markets............     208       119        109       217       147         66
  Global Consumer and Other....      63        59         44        47        41         50
                                  -----     -----      -----     -----     -----      -----
  TOTAL.........................  $ 553     $ 395      $ 331     $ 490     $ 334      $ 214
                                  =====     =====      =====     =====     =====      =====

(A) Primarily net interest revenue.
(B) Includes foreign exchange spot, forward, and option contracts.
(C) Primarily interest rate and currency swaps, options, financial futures, and equity and commodity contracts.
(D) Principally debt instruments including government and corporate debt as well as mortgage-backed securities.

Trading-related revenue increased to $553 million and $948 million in the second quarter and six months of 1995, up from $334 million and $548 million in the respective 1994 periods. The increases reflect improved foreign exchange and fixed income activity across most geographies. Second quarter and six month 1995 trading-related revenue reflects strong results in Europe and the Emerging Markets.

TRADING ACCOUNT

Trading account revenue, which includes activities in the debt, derivatives, and other securities markets, improved in both the second quarter and six months of 1995, reflecting the difficult market environment that existed in the respective 1994 periods. The improvements in the second quarter and six month results were broadly based across most geographies and were paced by trading in fixed income products.

FOREIGN EXCHANGE

Foreign exchange revenue increased in the second quarter and six months of 1995 compared with the respective 1994 periods, reflecting sustained customer demand and significantly improved market-making activity. The improvements in both periods were broadly based across most geographies.

SECURITIES TRANSACTIONS

Net gains from the sale of securities were $18 million in the second quarter and $44 million in the six months of 1995, compared with $123 million and $173 million in the respective 1994 periods. The net gains in the second quarter of 1995 reflected gross realized gains of $23 million ($64 million for the six months) and gross realized losses of $5 million ($20 million for the six months). The second quarter and six months of 1994 results included a realized gain of $71 million (reported as a capital building transaction) on the sale of Brazilian interest bonds received in a previous restructuring.

The fair value of securities available for sale and the related adjustment to stockholders' equity may fluctuate over time based on market conditions and changes in market interest rates, as well as events and trends affecting specific securities.

OTHER REVENUE

                                              Second Quarter        Six Months
                                           ---------------------    ----------
(In Millions)                              1995      1994(A)        1995      1994(A)
Securitized Credit Card Receivables.....  $ 244       $236          $ 460        $444
Venture Capital.........................    188         25            273         104
Affiliate Earnings......................     52         52            107         117
Mortgage Pass-Through Securitization
 Activity...............................     14         (9)            15         (47)
Foreign Currency Translation Gains......      2          7              5           7
Capital Building Transactions...........      -         46              -          69

Net Asset Gains and Other Items.........    (25)        14            101          73
                                          -----       ----          -----        ----
Total...................................  $ 475       $371          $ 961        $767
                                          =====       ====          =====        ====

(A) Reclassified to conform to latest quarter's presentation.

The increase in revenue related to securitized credit card receivables reflected lower net credit loss rates, partially offset by lower securitization volumes and reduced net interest spreads. The effect of credit card receivable securitizations is discussed in more detail on page 29.

Venture capital revenue in the 1995 second quarter and six months included a gain related to a public offering of shares of an investee. Investments of venture capital subsidiaries are carried at fair value and earnings volatility can occur in the future, based on general market conditions as well as events and trends affecting specific venture capital investments.

The improvement in 1995 second quarter and six month revenue from mortgage pass-through securitization activity reflected higher excess servicing revenue and lower net adjustments required for accelerated prepayments of securitized mortgages.

Net asset gains and other items included a $70 million investment writedown in Latin America during the second quarter. Revenue in the six months of 1995 also reflected gains on the sale of real estate assets and revenue resulting from completion of the Ecuador refinancing package.

Revenue from capital building transactions in the 1994 second quarter and six months included recognition of $173 million representing the fair value of bonds received in connection with the Brazil refinancing agreement, partially offset by writedowns in the value of certain investments in Latin America.


PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The provision for credit losses in the second quarter and six months of 1995 included charges in excess of consumer and non-refinancing portfolio commercial net write-offs of $75 million and $150 million, respectively, to build the allowance for credit losses, compared with charges of $100 million and $200 million in the respective 1994 periods.

Details of net write-offs (recoveries) and the provision for credit losses are included in the following table.


NET WRITE-OFFS (RECOVERIES) AND PROVISION FOR CREDIT LOSSES
                                         Second Quarter     Six Months
                                         --------------   --------------
(In Millions)                             1995    1994    1995      1994

NET WRITE-OFFS (RECOVERIES):
  Global Consumer........................ $ 379  $ 311    $ 688   $  639

  Global Finance.........................    17      9        8      (37)
  North America Commercial Real Estate...    22     63       38      131
                                          -----  -----    -----   ------
  Total Non-Refinancing Commercial.......    39     72       46       94
                                          -----  -----    -----   ------

  Cross-Border Refinancing Portfolio (A).    13   (329)     (10)   ( 364)
                                          -----  -----    -----   ------
  Total.................................. $ 431  $  54    $ 724   $  369
                                          =====  =====    =====   ======

PROVISION FOR CREDIT LOSSES:
  Global Consumer........................ $ 429  $ 361    $ 788   $  739

  Global Finance.........................    42     21       58      (13)
  North America Commercial Real Estate...    22    101       38      207
                                          -----  -----    -----   ------
  Total Non-Refinancing Commercial.......    64    122       96      194
                                          -----  -----    -----   ------

  Cross-Border Refinancing Portfolio.....     -    (11)       -      (46)
                                          -----  -----    -----   ------
  Total.................................. $ 493  $ 472    $ 884   $  887
                                          =====  =====    =====   ======

(A) Includes a credit recovery of $318 million in the second quarter and six months of 1994 as part of the step-up to market value of instruments received pursuant to the Brazil refinancing agreement completed in the second quarter.

The consumer credit loss provision included charges in excess of net write-offs of $50 million and $100 million, respectively, in the second quarter and six months of both 1995 and 1994. As a percentage of average consumer loans, net write-offs rose to 1.54% during the quarter from 1.50% in the 1994 second quarter. The increase in the loss ratio is primarily due to a higher proportion of U.S. credit card receivables in the consumer portfolio, as well as increased loss rates in Germany and Latin America. These increases were largely offset by improvements in loss rates in the U.S. branch and mortgage businesses and in the U.S. credit card business.

The non-refinancing commercial credit loss provisions included charges in excess of net write-offs of $25 million and $50 million in the second quarter and six months of 1995, compared with charges of $50 million and $100 million in the respective 1994 periods. The reduction in net write-offs and the charges in excess of net write-offs primarily reflected improvements in the North America Commercial Real Estate business as a result of increased liquidity and improving conditions in most markets. These improvements were partially offset by results in the Global Finance business, which experienced higher net write-offs in the second quarter and six months of 1995 compared with the respective 1994 periods.

The Cross-Border Refinancing Portfolio reported net recoveries in the six months of 1995, principally related to the Ecuador refinancing agreement completed in the first quarter. In the six months of 1994, the Cross-Border Refinancing Portfolio provision reflected a release of $44 million from the allowance.

All identified credit losses are immediately written off and the entire allowance is available to absorb all probable credit losses inherent in the portfolio. However, for analytical purposes, Citicorp views its allowance as attributable to the following portions of its credit portfolio:


ALLOWANCE FOR CREDIT LOSSES
                                      June 30   Mar. 31   Dec. 31   Sept. 30   June 30
                                      -------   -------   -------   --------   -------
(Dollars In Millions)                   1995      1995      1994      1994       1994
                                        ----      ----      ----      ----       ----
Global Consumer.....................   $1,923    $1,897    $1,834     $1,790    $1,711
Commercial..........................    3,385     3,373     3,321      3,270     3,201
                                       ------    ------    ------     ------    ------

Total...............................   $5,308    $5,270    $5,155     $5,060    $4,912
                                       ======    ======    ======     ======    ======

Reserve For Global Consumer
     Sold Portfolios................   $  467    $  450    $  422     $  467    $  503
                                       ======    ======    ======     ======    ======

Allowance As a Percentage of Total
  Loans:
  Global Consumer...................     1.91%     1.93%     1.90%      1.97%     2.00%
  Commercial........................     5.90      5.79      5.95       5.90      5.76

Total...............................     3.36%     3.37%     3.38%      3.46%     3.48%

Continued uncertainty in the economic environment and higher loan volumes may result in further increases in both the consumer and commercial portions of the allowance for credit losses.

OPERATING EXPENSE

EMPLOYEE EXPENSE

Employee expense was $1.5 billion in the second quarter and $2.8 billion in the six months of 1995, up $203 million and $344 million from the comparable 1994 periods. These increases principally reflected higher staff levels related to the continuing business expansion in the Emerging Markets, growth in the U.S. credit card business, and an increase of $23 million in the second quarter of 1995 due to the accelerated recognition of expense associated with the 1993 performance-based stock option grants (triggered by the increase in Citicorp's common stock price), as well as the foreign currency translation effect of the weaker U.S. dollar, primarily in the European exchange markets.

OTHER EXPENSE

Other expense was $1.3 billion in the quarter and $2.7 billion in the six months of 1995, up $139 million and $244 million from the comparable 1994 periods. These increases reflected higher costs associated with the continuing business expansion in the Emerging Markets, introduction of the co-branded railway card in Germany, higher account maintenance, marketing, and advertising costs in the U.S. credit card business, costs associated with higher volume in the transaction services business, particularly in Europe, and continued investments in operational and technological efficiencies, as well as the foreign currency translation effect of the weaker U.S. dollar, primarily in the European exchange markets.

RESTRUCTURING ACTIVITIES

Citicorp has taken a series of actions in recent years to control costs and improve productivity. These actions included a $425 million restructuring charge in 1993, comprising $319 million related to workforce reductions, $88 million attributable to asset writedowns, and $18 million in other actions. A total of $336 million of these restructuring charges had been utilized through June 30, 1995. The $89 million remaining to be utilized relates solely to workforce reductions. Citicorp anticipates that substantially all of these amounts will be paid out in 1995. While future changes in estimates may occur, it is expected that any such changes will be immaterial to Citicorp's operations.

The $319 million charge related to workforce reductions provided for the elimination of approximately six thousand positions of which approximately five thousand have been eliminated to date. These actions are directed towards improved efficiency rather than curtailments of business activity, and help to offset cost increases that otherwise result from inflation and business expansion.

INCOME TAXES

Income taxes were $545 million in the second quarter and $1.1 billion in the six months of 1995 compared with $245 million and $635 million in the respective 1994 periods. The effective tax rate was 39% for both the second quarter and six months of 1995. The effective tax rates for the comparable 1994 periods were 22% and 30%, which reflected the recognition of $200 million and $220 million, respectively, of deferred tax benefits.

EFFECT OF CREDIT CARD RECEIVABLE SECURITIZATIONS

During the six months of 1995, $4.8 billion of credit card receivables were sold. The total amount of securitized receivables, net of amortization, as of June 30, 1995, was $23.3 billion, compared with $21.3 billion as of December 31, 1994.

The securitization of credit card receivables, which is fully described in the 1994 Annual Report and Form 10-K, does not affect the earnings reported in a period. However, securitization affects the manner in which the revenue is reported in the income statement. For securitized receivables, amounts that would otherwise be reported as net interest revenue, as fee and commission revenue, and as credit losses on loans are instead reported as fee and commission revenue (for servicing fees) and as other revenue (for the remaining cash flows to which Citicorp is entitled, net of credit losses). The table below shows the net impact of the securitization of credit card receivables as an increase or (decrease) to the amounts reported in the Consolidated Statement of Income and Average Balance Sheet, and under the captions of Return on Assets and Consumer Net Credit Loss Ratio. See page 7 for further discussion.


                                        Second Quarter         Six Months
                                        --------------      -----------------
(Dollars In Millions)                   1995     1994       1995       1994
                                        ----     ----       ----       ----
Net Interest Revenue.................   $(497)   $(540)     $(965)    $(1,069)
Fee and Commission Revenue...........      27       40         57          93
Other Revenue........................     244      236        460         444
Provision for Credit Losses..........    (226)    (264)      (448)       (532)
                                        -----    -----      -----     -------
Net Income Impact of Securitization..   $   -    $   -      $   -      $    -
                                        =====    =====      =====      ======

Average Assets (In Billions).........   $ (23)   $ (25)     $ (23)     $  (24)
Return on Assets.....................     .10%     .12%       .10%        .10%
Consumer Net Credit Loss Ratio.......    (.44)    (.64)      (.48)       (.65)

CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF INCOME               CITICORP AND SUBSIDIARIES
                                              Second Quarter       Six Months
                                           --------------------    ----------
(In Millions Except Per Share Amounts)     1995    1994         1995       1994
                                           ----    ----         ----       ----
INTEREST REVENUE
Interest and Fees on Loans..............  $4,368  $4,242       $ 8,709     $ 8,367
Interest on Deposits with Banks.........     201     292           382         578
Interest on Federal Funds Sold and
 Securities Purchased Under Resale
 Agreements.............................     258   1,537           509       2,662
Interest and Dividends on Securities
   U. S. Treasury and Federal Agencies..      62      60           125         116
   State and Municipal..................      23      20            45          32
   Other (Principally in offices
    outside the U.S.)...................     301     222           581         417
Interest on Trading Account Assets......     500     523           959       1,182
                                          ------  ------       -------     -------
    Total Interest Revenue...............  5,713   6,896        11,310      13,354
                                          ------  ------       -------     -------

INTEREST EXPENSE
Interest on Deposits....................   2,178   2,589         4,434       5,059
Interest on Trading Account Liabilities.      62      69           145         132
Interest on Purchased Funds and Other
 Borrowings.............................     653   1,517         1,237       2,776
Interest on Long-Term Debt and
 Subordinated Capital Notes.............     352     563           701       1,144
                                          ------  ------       -------     -------
     Total Interest Expense.............   3,245   4,738         6,517       9,111
                                          ------  ------       -------     -------
NET INTEREST REVENUE....................   2,468   2,158         4,793       4,243
                                          ------  ------       -------     -------

PROVISION FOR CREDIT LOSSES.............     493     472           884         887
                                          ------  ------       -------     -------

NET INTEREST REVENUE AFTER PROVISION
 FOR CREDIT LOSSES......................   1,975   1,686         3,909       3,356
                                          ------  ------       -------     -------
FEES, COMMISSIONS, AND OTHER REVENUE
Fees and Commissions....................   1,263   1,239         2,525       2,498
Trading Account.........................     142      19           181          24
Foreign Exchange........................     323     140           628         206
Securities Transactions.................      18     123            44         173
Other Revenue...........................     475     371           961         767
                                          ------  ------       -------     -------

     Total Fees, Commissions, and Other
      Revenue..........................    2,221   1,892         4,339       3,668
                                          ------  ------       -------     -------
OPERATING EXPENSE
Salaries................................   1,119     974         2,199       1,928
Employee Benefits.......................     343     285           641         568
                                          ------  ------       -------     -------
   Total Employee Expense...............   1,462   1,259         2,840       2,496
Net Premises and Equipment Expense......     417     370           827         760
Other Expense...........................     919     827         1,824       1,647
                                          ------  ------       -------     -------
     Total Operating Expense............   2,798   2,456         5,491       4,903
                                          ------  ------       -------     -------

INCOME BEFORE TAXES AND CUMULATIVE
 EFFECT OF  ACCOUNTING CHANGE...........   1,398   1,122         2,757       2,121

Income Taxes............................     545     245         1,075         635
                                          ------  ------       -------     -------
INCOME BEFORE CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE......................     853     877         1,682       1,486

Cumulative Effect of Accounting Change
 (A)....................................       -       -             -         (56)
                                          ------  ------       -------     -------
NET INCOME..............................  $  853  $  877       $ 1,682     $ 1,430
                                          ======  ======       =======     =======

INCOME APPLICABLE TO COMMON STOCK.......  $  757  $  790       $ 1,492     $ 1,256
                                          ======  ======       =======     =======

EARNINGS PER SHARE:
ON COMMON AND COMMON EQUIVALENT SHARES
Income Before Cumulative Effect of
 Accounting Change......................   $1.76   $1.83         $3.47       $3.07
Cumulative Effect of Accounting Change
 (A)....................................       -       -             -     (  0.13)
                                          ------  ------       -------     -------
Net Income..............................   $1.76   $1.83         $3.47       $2.94
                                          ======  ======       =======     =======
ASSUMING FULL DILUTION
Income Before Cumulative Effect of
 Accounting Change......................   $1.57   $1.64         $3.09       $2.77
Cumulative Effect of Accounting Change
 (A)....................................       -       -             -       (0.11)
                                          ------  ------       -------     -------
Net Income..............................   $1.57   $1.64         $3.09       $2.66
                                          ======  ======       =======     =======

(A) Represents the cumulative effect of adopting SFAS No. 112, "Employers' Accounting for Postemployment Benefits," as of January 1, 1994.



CONSOLIDATED BALANCE SHEET                    CITICORP AND SUBSIDIARIES

(Dollars In Millions)                     June 30, 1995       Dec. 31, 1994
- ---------------------                     -------------       -------------
ASSETS
Cash and Due from Banks.................       $  6,801            $  6,470
Deposits at Interest with Banks.........          8,738               6,862
Securities
  Held to Maturity......................          5,046               5,092
  Available for Sale....................         13,730              13,602
  Venture Capital.......................          1,713               2,009
Trading Account Assets..................         37,875              38,875
Federal Funds Sold and Securities
 Purchased Under Resale Agreements......          7,594               6,995
Loans, Net of Unearned Income
  Consumer..............................        100,852              96,600
  Commercial............................         57,335              55,820
                                               --------            --------
  Total Loans...........................        158,187             152,420
Allowance for Credit Losses.............         (5,308)             (5,155)
Customers' Acceptance Liability.........          1,409               1,420
Premises and Equipment, Net.............          4,363               4,062
Interest and Fees Receivable............          2,680               2,654
Other Assets............................         14,166              15,183
                                               --------            --------
  TOTAL.................................       $256,994            $250,489
                                               ========            ========

LIABILITIES
Non-Interest-Bearing Deposits in U.S.
 Offices................................       $ 12,421            $ 13,648
Interest-Bearing Deposits in U.S.
 Offices................................         36,411              35,699
Non-Interest-Bearing Deposits in
 Offices Outside the U.S................          8,473               7,212
Interest-Bearing Deposits in Offices
 Outside the U.S........................        105,817              99,167
                                               --------            --------
  Total Deposits                                163,122             155,726
Trading Account Liabilities.............         23,111              22,382
Purchased Funds and Other Borrowings....         16,662              20,907
Acceptances Outstanding.................          1,419               1,440
Accrued Taxes and Other Expenses........          5,359               5,493
Other Liabilities.......................          9,110               8,878
Long-Term Debt..........................         17,375              16,497
Subordinated Capital Notes..............          1,337               1,397

STOCKHOLDERS' EQUITY
Preferred Stock (Without par value).....          4,020               4,187
Common Stock ($1.00 par value)..........            441                 421
Issued Shares:  440,846,008 and
 420,589,459, respectively
Surplus.................................          4,887               4,194
Retained Earnings.......................         10,817               9,561
Net Unrealized Gains - Securities
 Available for Sale.....................            204                 278
Foreign Currency Translation............           (408)               (471)
Common Stock in Treasury, at Cost.......           (462)               (401)
 Shares:  26,442,767 and 25,508,610,
  respectively                                 --------            --------
  Total Stockholders' Equity............         19,499              17,769
                                               --------            --------
  TOTAL.................................       $256,994            $250,489
                                               ========            ========

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'     CITICORP AND SUBSIDIARIES
 EQUITY

                                                        Six Months Ended June 30
                                                       -------------------------
(In Millions)                                            1995             1994
                                                       --------         --------
Balance at Beginning of Period..................       $ 17,769         $ 13,953
Preferred Stock Issuance, Net of
 Related Costs..................................            267              170
Conversion Preferred Stock, Series 15 ("PERCS")
  Redemption of PERCS...........................           (443)               -
  Issuance of Common Stock......................            443                -
Issuance of Common Stock Under Various
 Staff Benefit Plans (Net of Amortization)
 and the Dividend Reinvestment Plan.............            279              141
Net Income......................................          1,682            1,430
Cash Dividends Declared
  Common........................................           (238)             (58)
  Preferred.....................................           (188)            (178)
Adoption of SFAS No. 115, Net
 Unrealized Gains on Securities
  Available for Sale............................              -              365
Change in Net Unrealized Securities
  Available for Sale                                        (74)            (275)
Foreign Currency Translation....................             63               75
Treasury Stock Transactions, at Cost (A)........            (61)              (1)
                                                       --------         --------
Balance at End of Period........................       $ 19,499         $ 15,622
                                                       ========         ========

(A) Reflects the repurchase of 850,000 common shares at a cost of approximately $50 million during the second quarter of 1995. See page 21 for additional discussion.


CONSOLIDATED STATEMENT OF CASH FLOWS         CITICORP and Subsidiaries

                                                           Six Months Ended June 30
                                                           ------------------------
(In Millions)                                                 1995          1994
                                                              ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income..............................................   $   1,682     $   1,430
                                                           ---------     ---------

Adjustments to Reconcile Net Income to Net Cash
 Provided By (Used In) Operating Activities:
   Provision for Credit Losses..........................         884           887
   Depreciation and Amortization of
    Premises and Equipment..............................         310           271
   Amortization of Goodwill.............................          25            24
   Provision for Deferred Taxes.........................        (163)         (636)
   Cumulative Effect of Accounting Change...............           -            56
   Venture Capital Activity.............................         296          (129)
   Net (Gain) on Sale of Securities.....................         (44)         (173)
   Net (Gain) on Sale of Subsidiaries and Affiliates....           -           (11)
   Changes in Accruals and Other, Net...................         116        (1,991)
   Net Decrease (Increase) in Trading Account Assets....       1,000       (28,176)
   Net Increase in Trading Account Liabilities..........         729        27,339
                                                           ---------     ---------

Total Adjustments.......................................       3,153        (2,539)
                                                           ---------     ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            4,835        (1,109)
                                                           ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net (Increase) in Deposits at Interest with Banks....      (1,876)         (971)
   Securities - Held to Maturity
     Purchases..........................................      (2,922)       (6,616)
     Maturities.........................................       3,046         8,634
   Securities - Available for Sale
     Purchases..........................................      (9,419)      (10,166)
     Proceeds from Sales................................       4,719         4,963
     Maturities.........................................       4,953         3,006
   Net (Increase) in Federal Funds Sold
    and Securities Purchased Under Resale Agreements....        (599)       (1,711)
   Net (Increase) in Loans..............................     (48,728)      (50,416)
   Proceeds from Sales of Loans and Credit Card
    Receivables.........................................      42,439        44,726
   Capital Expenditures on Premises and Equipment.......        (537)         (631)
   Proceeds from Sales of Premises and Equipment........          59           203
   Proceeds from  Sales of Subsidiaries and Affiliate...           -            21
   Proceeds from Sales of Other Real Estate Owned (OREO)         385           762
                                                           ---------     ---------
NET CASH (USED IN) INVESTING ACTIVITIES.................      (8,480)       (8,196)
                                                           ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net Increase in Deposits.............................       7,396         7,203
   Net (Decrease) Increase in Federal
    Funds Purchased and Securities Sold
    Under Repurchase Agreements.........................      (3,350)        3,434
   Proceeds from Issuance of Commercial
    Paper and Funds Borrowed with
    Original Maturities of Less Than One Year...........     234,859       143,547
   Repayment of Commercial Paper and
    Funds Borrowed with Original Maturities of
    Less Than One Year..................................    (235,703)     (142,736)
   Proceeds from Issuance of Long-Term Debt.............       2,665           996
   Repayment of Long-Term Debt..........................      (2,014)       (2,478)
   Proceeds from Issuance of Preferred Stock............         267           170
   Proceeds from Issuance of Common Stock...............         205           117
   Purchase of Treasury Stock...........................         (51)           (2)
   Dividends Paid.......................................        (426)         (232)
                                                           ---------     ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES...............       3,848        10,019
                                                           ---------     ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND DUE FROM BANKS....................................          128            (8)
                                                           ---------     ---------
Net Increase in Cash and Due from Banks................          331           706
Cash and Due from Banks at Beginning of Period.........        6,470         4,836
                                                           ---------     ---------

CASH AND DUE FROM BANKS AT END OF PERIOD...............    $   6,801     $   5,542
                                                           =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period for:
   Interest............................................    $   6,070     $   8,141
   Income Taxes........................................          788         1,016
NON-CASH INVESTING ACTIVITIES
   Transfer from Loans to OREO and Assets Pending
    Disposition........................................    $     422     $     672


Financial Printing GroupFinancial Printing GroupConsolidated Balance Sheet

CONSOLIDATED BALANCE SHEET                 CITIBANK, N.A. AND SUBSIDIARIES

(Dollars In Millions)                         June 30, 1995     Dec. 31, 1994
- ---------------------                         -------------     -------------
ASSETS
Cash and Due from Banks......................    $  6,168         $  5,562
Deposits at Interest with Banks..............       9,242            7,201
Securities:
  Held to Maturity...........................       4,013            3,918
  Available for Sale.........................      10,893           11,328
  Venture Capital............................       1,306            1,161
Trading Account Assets.......................      33,328           35,573
Federal Funds Sold and Securities
 Purchased Under Resale Agreements...........       5,444            7,009
Loans, Net of Unearned Income................     129,682          122,452
Allowance for Credit Losses..................      (4,401)          (4,264)
Customers' Acceptance Liability..............       1,408            1,420
Premises and Equipment, Net..................       3,395            3,125
Interest and Fees Receivable.................       1,883            1,803
Other Assets.................................       8,466            8,383
                                                 --------         --------

 TOTAL.......................................    $210,827         $204,671
                                                 ========         ========

LIABILITIES
Non-Interest-Bearing Deposits in U.S.
 Offices.....................................    $ 10,727         $ 11,496
Interest-Bearing Deposits in U.S.
 Offices.....................................      22,216           21,919
Non-Interest-Bearing Deposits in
 Offices Outside the U.S. ...................       8,365            7,115
Interest-Bearing Deposits in Offices
 Outside the U.S.............................     103,758           96,516
                                                 --------         --------
  Total Deposits.............................     145,066          137,046
Trading Account Liabilities..................      22,079           21,458
Purchased Funds and Other Borrowings.........       9,770           14,027
Acceptances Outstanding......................       1,418            1,440
Accrued Taxes and Other Expenses.............       3,147            3,102
Other Liabilities............................       4,637            4,243
Long-Term Debt...............................       3,941            3,515
Subordinated Capital Notes...................       5,700            5,700

STOCKHOLDER'S EQUITY
Capital Stock ($20.00 par value).............         751              751
Outstanding Shares:  37,534,553 in each
 period
Surplus......................................       6,686            6,620
Retained Earnings............................       8,024            7,125
Net Unrealized Gains - Securities
 Available for Sale..........................         149              220
Foreign Currency Translation.................        (541)            (576)
                                                 --------         --------
  Total Stockholder's Equity.................      15,069           14,140
                                                 --------         --------

 TOTAL.......................................    $210,827         $204,671
                                                 ========         ========

OTHER FINANCIAL INFORMATION
SECURITIES (A)

                                                             June 30, 1995                      December 31, 1994(B)
                                          ------------------------------------------------     -----------------------
                                                         Gross        Gross
                                          Amortized    Unrealized   Unrealized      Fair       Amortized        Fair
(In Millions)                                Cost        Gains        Losses        Value         Cost          Value
- -------------                             ---------    ----------   ----------     -------     ---------       -------

SECURITIES - HELD TO MATURITY
U.S. Treasury and Federal Agency (C)....    $ 1,752        $ 16        $ 10        $ 1,758       $ 1,937       $ 1,903
State and Municipal.....................          2           -           -              2             2             2
Foreign Government (D)..................      3,046          30         431          2,645         2,836         2,416
U.S. Corporate (C)......................         28           -           -             28            24            24
Other Debt Securities....................       218           -           3            215           293           293
                                            -------        ----        ----        -------       -------       -------
 Total Debt Securities...................   $ 5,046        $ 46        $444        $ 4,648       $ 5,092       $ 4,638
                                            -------        ----        ----        -------       -------       -------

SECURITIES - AVAILABLE FOR SALE (E)(F)
U.S. Treasury and Federal Agency (C).....   $ 3,177        $ 39        $ 13        $ 3,203       $ 2,688       $ 2,645
State and Municipal......................     1,595          62          62          1,595         1,568         1,576
Foreign Government (D)...................     5,311         243         126          5,428         5,907         6,201
U.S. Corporate (C).......................       859          50          13            896           776           725
Other Debt Securities....................     1,181          12          11          1,182         1,048         1,081
                                            -------        ----        ----        -------       -------       -------
 Total Debt Securities...................    12,123         406         225         12,304        11,987        12,228
Equity Securities (G)....................     1,276         171          21          1,426         1,189         1,374
                                            -------        ----        ----        -------       -------       -------
                                            $13,399        $577        $246        $13,730       $13,176       $13,602
                                            -------        ----        ----        -------       -------       -------

VENTURE CAPITAL (H)......................     1,713           -           -          1,713         2,009         2,009
                                            -------        ----        ----        -------       -------       -------
                                            $20,158        $623        $690        $20,091       $20,277       $20,249
                                            =======        ====        ====        =======       =======       =======

(A) See the 1994 Annual Report and Form 10-K for a description of accounting policies.
(B) At December 31, 1994, gross unrealized gains and gross unrealized losses on securities held to maturity totaled $23 million and $477 million, respectively, and gross unrealized gains and gross unrealized losses on securities available for sale totaled $825 million and $399 million, respectively.
(C) Included in Federal Agency and U.S. Corporate Securities held to maturity are mortgage-backed securities with an amortized cost of $809 million, gross unrealized losses of $9 million, and a fair value of $800 million at June 30, 1995. Included in Federal Agency and U.S. Corporate Securities available for sale are mortgage-backed securities with an amortized cost of $703 million, gross unrealized gains of $8 million, gross unrealized losses of $10 million, and a fair value of $701 million at June 30, 1995.
(D) Included in Foreign Government securities held to maturity at June 30, 1995 are securities issued by the Government of Venezuela with an amortized cost and fair value of $563 million and $289 million, respectively. Included in Foreign Government securities available for sale at June 30, 1995 are securities issued by the Government of Brazil with an amortized cost and fair value of $1.6 billion and $1.7 billion, respectively.
(E) In the second quarter and six months of 1995, gross realized gains on sales of securities available for sale totaled $23 million and $64 million, respectively, and $144 million and $206 million in the comparable 1994 periods. In the second quarter and six months of 1995, gross realized losses on sales of securities available for sale totaled $5 million and $20 million, respectively, and $21 million and $33 million in the comparable 1994 periods.
(F) Not included in the table above are securities available for sale held by equity-method affiliates. Citicorp's share of gross unrealized gains and gross unrealized losses related to those securities at June 30, 1995 was $5 million and $2 million, respectively, and are included in the net unrealized gains-securities available for sale component of stockholders' equity, net of applicable taxes. At December 31, 1994, Citicorp's share of gross unrealized gains and gross unrealized losses related to securities available for sale held by equity-method affiliates was $36 million and $48 million, respectively.
(G) Equity securities available for sale include certain non-marketable equity securities which are carried at cost. At June 30, 1995, the carrying amount of those securities was $782 million (which is reported in both the amortized cost and fair value columns in the table) and the fair value was $833 million.
(H) For the six months ended June 30, 1995, net gains on investments held by venture capital subsidiaries totaled $273 million, of which $261 million and $155 million represented gross unrealized gains and gross unrealized losses, respectively. For the six months ended June 30, 1994, net gains on investments held by venture capital subsidiaries totaled $104 million, of which $140 million and $69 million represented gross unrealized gains and gross unrealized losses, respectively.

TRADING ACCOUNT ASSETS AND LIABILITIES

                                          June 30       Mar. 31       Dec. 31
(In Millions)                              1995          1995          1994
- -------------                             -------       -------       -------

TRADING ACCOUNT ASSETS
Trading Account Securities..............  $16,730       $19,575       $18,331
Revaluation Gains on Derivative and
 Foreign Exchange Contracts (A).........   21,145        32,196        20,544
                                          -------       -------       -------
                                          $37,875       $51,771       $38,875
                                          =======       =======       =======
TRADING ACCOUNT LIABILITIES
Securities Sold, Not Yet Purchased......  $ 3,119       $ 2,783       $ 3,121
Revaluation Losses on Derivative and
 Foreign Exchange Contracts (A).........   19,992        30,736        19,261
                                          -------       -------       -------
                                          $23,111       $33,519       $22,382
                                          =======       =======       =======

(A) Net of master netting agreements.


LONG-TERM DEBT (A)
(WITH ORIGINAL MATURITIES OF MORE THAN ONE YEAR) (B)

                                       Maturity Distribution
(In Millions)                            at June 30, 1995
- -------------                          ---------------------
PARENT COMPANY
Due in 1995...........................         $   767
Due in 1996...........................           1,408
Due in 1997...........................           1,003
Due in 1998...........................           1,601
Due in 1999...........................           1,133
Due in 2000-2004......................           4,202
Due in 2005-2009......................           1,587
Due in 2010 and Thereafter............             732
                                               -------
                                                12,433
                                               -------
SUBSIDIARIES
Due in 1995...........................             760
Due in 1996...........................           1,316
Due in 1997...........................             722
Due in 1998...........................           1,190
Due in 1999...........................             217
Due in 2000-2004......................             572
Due in 2005-2009......................              75
Due in 2010 and Thereafter............              90
                                               -------
                                                 4,942
                                               -------
TOTAL.................................         $17,375
                                               =======

(A) Includes $9 million of redeemable preferred stock issued by the Parent Company.
(B) Maturity distribution is based upon contractual maturities or earlier dates at which debt is repayable at the option of the holder, due to required mandatory sinking fund payments or due to call notices issued.

CALCULATION OF EARNINGS PER SHARE

                                                  Six Months Ended                Six Months Ended
                                                    June 30, 1995                  June 30, 1994
                                               ------------------------         ---------------------
                                               On Common                        On Common
                                                & Common      Assuming           & Common    Assuming
                                               Equivalent       Full            Equivalent     Full
(In Millions Except Per Share Amounts)           Shares        Dilution           Shares     Dilution
- --------------------------------------         ----------     ---------         ----------   --------
INCOME APPLICABLE TO COMMON STOCK
Distributed Portion - Dividends.........a       $  238         $  238              $   58     $   58
Undistributed Portion Before Cumulative
 Effect of Accounting Change............         1,254          1,254               1,254      1,254
Dividends on Conversion Preferred Stock,
 Series 15..............................            47             47                  47         47
Dividends on Convertible Preferred
 Stock, Series 12 and Series 13.........             -             68                   -         68
                                                ------         ------              ------     ------
Income Applicable to Common Stock
 Before Cumulative Effect of Accounting
 Change, Adjusted.......................b        1,539          1,607               1,359      1,427
Cumulative Effect of Accounting Change..c            -              -                 (56)       (56)
                                                ------         ------              ------     ------

Total...................................d       $1,539         $1,607              $1,303     $1,371
                                                ======         ======              ======     ======
SHARES
Weighted-Average Common Shares
 Outstanding (A)........................         398.9          398.9               389.1      389.1

Common Equivalent Shares:
  Conversion Preferred Stock, Series 15.          32.9           32.9                42.8       42.8
  Other (B).............................          10.2           15.1                 8.5        8.7
Convertible Preferred Stock, Series 12
 and Series 13..........................             -           73.0                   -       73.0
                                                ------         ------              ------     ------
Shares Applicable to Distributed
 Portion................................e        442.0          519.9               440.4      513.6

Book Value Shares Issuable Under Stock
 Option and Executive Incentive
 Compensation Plans.....................           1.6            0.9                 1.9        1.9
                                                ------         ------              ------     ------
Shares Applicable to Undistributed
 Portion................................f        443.6          520.8               442.3      515.5
                                                ======         ======              ======     ======

EARNINGS PER SHARE
Distributed Portion...................a/e       $ 0.54         $ 0.46              $ 0.13     $ 0.11
Undistributed Portion Before Cumulative
 Effect of Accounting Change......(b-a)/f         2.93           2.63                2.94       2.66
                                                ------         ------              ------     ------
Income Before Cumulative Effect of
 Accounting Change......................          3.47           3.09                3.07       2.77
Cumulative Effect of Accounting Change               -              -                (.13)      (.11)
                                                ------         ------              ------     ------

Net Income................(a/e)+[(d-a)/f]       $ 3.47         $ 3.09              $ 2.94     $ 2.66
                                                ======         ======              ======     ======

(A) Includes book value shares of 1.1 million for the six months ended June 30, 1995 and 1994.
(B) Includes shares issuable under deferred stock awards and the dilutive effect of stock options and stock purchase agreements computed using the treasury stock method.

AVERAGE BALANCES AND INTEREST RATES
(TAXABLE EQUIVALENT BASIS) (A) (B)

                                                      Second Quarter 1995                 Second Quarter 1994
                                                ------------------------------       -----------------------------
                                                 Average             % Average       Average             % Average
(Dollars in Millions)                             Volume  Interest      Rate          Volume   Interest     Rate
- ---------------------                           --------  --------   ---------       -------   --------  ---------
INTEREST REVENUE
LOANS, NET OF UNEARNED INCOME (C)
Consumer Loans
In U.S. Offices...............................  $ 49,748    $1,368      11.03        $ 41,923    $1,020       9.76
In Offices Outside the U.S. (D)...............    48,935     1,605      13.16          41,457     1,323      12.80
                                                --------    ------                   --------    ------
TOTAL CONSUMER LOANS..........................    98,683     2,973      12.08          83,380     2,343      11.27
                                                --------    ------                   --------    ------
Commercial Loans
In U.S. Offices
  Commercial and Industrial...................    10,225       220       8.63          10,386       190       7.34
  Mortgage and Real Estate....................     5,684       109       7.69           6,695       107       6.41
  Loans to Financial Institutions.............       392         4       4.09             508         4       3.16
  Lease Financing.............................     3,207        59       7.38           3,498        58       6.65
In Offices Outside the U.S. (D)...............    37,559     1,003      10.71          34,137     1,540      18.09
                                                --------    ------                   --------    ------
 TOTAL COMMERCIAL LOANS.......................    57,067     1,395       9.80          55,224     1,899      13.79
                                                --------    ------                   --------    ------
 TOTAL LOANS..................................   155,750     4,368      11.25         138,604     4,242      12.28
                                                --------    ------                   --------    ------
FUNDS SOLD AND RESALE AGREEMENTS
In U.S. Offices...............................    13,186       197       5.99          15,522       148       3.82
In Offices Outside the U.S. (D)...............     2,076        61      11.79           3,116     1,389     178.80
                                                --------    ------                   --------    ------
  TOTAL.......................................    15,262       258       6.78          18,638     1,537      33.08
                                                --------    ------                   --------    ------
SECURITIES
HELD TO MATURITY
In U.S. Offices
  U. S. Treasury and Federal Agencies.........     1,494        24       6.44           2,266        30       5.31
  State and Municipal.........................         -         -          -               -         -          -
  Other Debt Securities.......................        35         1      11.46              42         1       9.55
In Offices Outside the U.S. (Principally
 Local Government  Issues) (D)................     3,443        61       7.11           2,972        44       5.94
                                                --------    ------                   --------    ------
 TOTAL........................................     4,972        86       6.94           5,280        75       5.70
                                                --------    ------                   --------    ------
AVAILABLE FOR SALE
In U.S. Offices
  U.S. Treasury and Federal Agencies..........     2,078        29       5.60           1,668        24       5.77
  State and Municipal.........................     1,590        26       6.56           1,359        29       8.56
  Other.......................................     1,501        24       6.41             953         9       3.79
In Offices Outside the U.S. (D)...............     7,551       211      11.21           7,469       172       9.24
                                                --------    ------                   --------    ------
  TOTAL.......................................    12,720       290       9.14          11,449       234       8.20
                                                --------    ------                   --------    ------
VENTURE CAPITAL
In U.S. Offices...............................     1,408        12       3.42           1,341         3        .90
In Offices Outside the U.S....................       282         4       5.69             206         1       1.95
                                                --------    ------                   --------    ------
  TOTAL.......................................     1,690        16       3.80           1,547         4       1.04
                                                --------    ------                   --------    ------
  TOTAL SECURITIES............................    19,382       392       8.11          18,276       313       6.87
                                                --------    ------                   --------    ------
TRADING ACCOUNT ASSETS
In U.S. Offices...............................    12,422       207       6.68          14,457       215       5.97
In Offices Outside the U.S. (D)...............    10,503       295      11.27          10,716       309      11.57
                                                --------    ------                   --------    ------
  TOTAL.......................................    22,925       502       8.78          25,173       524       8.35
                                                --------    ------                   --------    ------
DEPOSITS AT INTEREST WITH BANKS
  (PRINCIPALLY IN OFFICES
 OUTSIDE THE U.S.) (C) (D)....................    11,567       201       6.97           9,042       292      12.95
                                                --------    ------                   --------    ------
TOTAL INTEREST-EARNING ASSETS.................   224,886    $5,721      10.20         209,733    $6,908      13.21
                                                            ======                               ======
Non-Interest-Earning Assets (E)...............    48,238                               48,343
                                                --------                             --------
TOTAL ASSETS..................................  $273,124                             $258,076
                                                ========                             ========

(A) The Taxable Equivalent Adjustment is based on the U.S. Federal Statutory Tax Rate.
(B) Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(C) Loans and deposits at interest with banks in the table above include cash-basis loans and cash-basis bank placements, respectively.
(D) Average rates in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain Latin American countries.
(E) Includes unrealized gains on off-balance sheet trading positions

AVERAGE BALANCES AND INTEREST RATES                    CITICORP AND SUBSIDIARIES
(TAXABLE EQUIVALENT BASIS) (A) (B)

                                                 Six Months 1995                Six Months 1994
                                          -----------------------------  -----------------------------
                                          Average             % Average  Average             % Average
(Dollars In Millions)                      Volume   Interest    Rate      Volume   Interest    Rate
- ---------------------                     --------  --------  ---------  -------   --------  ---------
INTEREST REVENUE
LOANS, NET OF UNEARNED INCOME (C)
Consumer Loans
In U.S. Offices........................   $ 49,387   $ 2,704      11.04  $ 42,725   $ 2,087       9.85
In Offices Outside the U.S. (D)........     48,067     3,090      12.96    40,776     2,565      12.69
                                          --------   -------             --------   -------
Total Consumer Loans...................     97,454     5,794      11.99    83,501     4,652      11.23
                                          --------   -------             --------   -------
Commercial Loans
In U.S. Offices
  Commercial and Industrial............     10,429       457       8.84    10,144       370       7.36
  Mortgage and Real Estate.............      5,803       220       7.65     7,007       200       5.76
  Loans to Financial Institutions......        366         7       3.86       468         7       3.02
  Lease Financing......................      3,224       118       7.38     3,506       118       6.79
In Offices Outside the U.S. (D)........     36,857     2,114      11.57    33,676     3,019      18.08
                                          --------   -------             --------   -------
  Total Commercial Loans...............     56,679     2,916      10.37    54,801     3,714      13.67
                                          --------   -------             --------   -------
  Total Loans..........................    154,133     8,710      11.40   138,302     8,366      12.20
                                          --------   -------             --------   -------
Funds Sold and Resale Agreements
In U.S. Offices........................     13,333       383       5.79    16,283       275       3.41
In Offices Outside the U.S. (D)........      2,021       126      12.57     2,942     2,387     163.62
                                          --------   -------             --------   -------
  Total................................     15,354       509       6.69    19,225     2,662      27.92
                                          --------   -------             --------   -------
Securities
Held to Maturity
In U.S. Offices
  U. S. Treasury and Federal Agencies..      1,525        49       6.48     2,013        54       5.41
  State and Municipal..................          -         -          -         -         -          -
  Other Debt Securities................         32         2      12.60        48         2       8.40
In Offices Outside the U.S. (Principally
 Local Government  Issues) (D).........      3,384       124       7.39     3,157        93       5.94
                                          --------   -------             --------   -------
  Total................................      4,941       175       7.14     5,218       149       5.76
                                          --------   -------             --------   -------
Available for Sale
In U.S. Offices
  U.S. Treasury and Federal Agencies...      2,065        58       5.66     1,749        49       5.65
  State and Municipal..................      1,603        52       6.54     1,118        41       7.40
  Other................................      1,453        45       6.25       840        19       4.56
In Offices Outside the U.S. (D)........      7,864       409      10.49     6,850       307       9.04
                                          --------   -------             --------   -------
  Total................................     12,985       564       8.76    10,557       416       7.95
                                          --------   -------             --------   -------
Venture Capital
In U.S. Offices........................      1,438        16       2.24     1,314         9       1.38
In Offices Outside the U.S.............        273         8       5.91       206         4       3.92
                                          --------   -------             --------   -------
  Total................................      1,711        24       2.83     1,520        13       1.72
                                          --------   -------             --------   -------
  Total Securities.....................     19,637       763       7.84    17,295       578       6.74
                                          --------   -------             --------   -------
Trading Account Assets
In U.S. Offices........................     13,277       450       6.83    14,438       409       5.71
In Offices Outside the U.S. (D)........     10,684       512       9.66    11,428       775      13.68
                                          --------   -------             --------   -------
  Total................................     23,961       962       8.10    25,866     1,184       9.23
                                          --------   -------             --------   -------
Deposits at Interest with Banks
  (Principally in Offices
 Outside the U.S.) (C) (D).............     11,216       382       6.87     9,601       578      12.14
                                          --------   -------             --------   -------
Total Interest-Earning Assets..........    224,301   $11,326      10.18   210,289   $13,368      12.82
                                                     =======                        =======
Non-Interest-Earning Assets (E)........     46,788                         45,335
                                          --------                       --------
Total Assets...........................   $271,089                       $255,624
                                          ========                       ========

(A) The Taxable Equivalent Adjustment is based on the U.S. Federal Statutory Tax Rate.
(B) Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(C) Loans and deposits at interest with banks in the table above include cash-basis loans and cash-basis bank placements, respectively.
(D) Average rates in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain Latin American countries.
(E) Includes unrealized gains on off-balance sheet trading positions

AVERAGE BALANCES AND INTEREST RATES
(TAXABLE EQUIVALENT BASIS) (A) (B)

                                                     Second Quarter 1995                  Second Quarter 1994
                                               -------------------------------      ------------------------------
                                               Average               % Average      Average              % Average
(Dollars in Millions)                           Volume    Interest     Rate          Volume   Interest     Rate
- ---------------------                          -------    --------   ---------      -------   --------   ---------
INTEREST EXPENSE
DEPOSITS
In U.S. Offices
    Savings Deposits (C).....................   $ 24,558    $  189       3.09        $ 26,224    $  130       1.99
    Negotiable Certificates of Deposit.......      1,501        23       6.15             973        12       4.95
    Other Time Deposits......................     10,292       188       7.33          10,232       117       4.59
                                                --------    ------                   --------    ------
    Total U.S. Interest-Bearing Deposits.....     36,351       400       4.41          37,429       259       2.78
In Offices Outside the U.S. (D)..............    111,534     1,778       6.39          96,040     2,330       9.73
                                                --------    ------                   --------    ------
    TOTAL....................................    147,885     2,178       5.91         133,469     2,589       7.78
                                                --------    ------                   --------    ------

TRADING ACCOUNT LIABILITIES
In U.S. Offices..............................      2,414        38       6.31           3,246        45       5.56
In Offices Outside the U.S. (D)..............      1,112        24       8.66           1,654        24       5.82
                                                --------    ------                   --------    ------
            TOTAL............................      3,526        62       7.05           4,900        69       5.65
                                                --------    ------                   --------    ------

FUNDS BORROWED
In U.S. Offices
 Purchased Funds and Other Borrowings
  Federal Funds Purchased and Securities
   Sold Under Agreements to Repurchase.......     17,487       245       5.62          20,894       196       3.76
 Commercial Paper............................      1,545        30       7.79           1,957        20       4.10
 Other Purchased Funds.......................      3,438        83       9.68           3,042        88      11.60
Long-Term Debt and Subordinated
 Capital Notes...............................     14,439       267       7.42          14,167       201       5.69
                                                --------    ------                   --------    ------
   Total in U.S. Offices.....................     36,909       625       6.79          40,060       505       5.06
In Offices Outside the U.S. (D)..............      9,315       380      16.36           9,099     1,575      69.43
                                                --------    ------                   --------    ------
   TOTAL.....................................     46,224     1,005       8.72          49,159     2,080      16.97
                                                --------    ------                   --------    ------
Total Interest-Bearing Liabilities...........    197,635     3,245       6.59         187,528     4,738      10.13
                                                --------    ------                   --------    ------
Demand Deposits in U.S. Offices..............     11,478                               12,598
Other Non-Interest-Bearing Liabilities (E)...     45,117                               42,926
Total Stockholders' Equity...................     18,894                               15,024
                                                --------                             --------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY.......................   $273,124                             $258,076
                                                ========                             ========

NET INTEREST REVENUE AS A PERCENTAGE
 OF AVERAGE INTEREST-EARNING ASSETS..........               $2,476       4.42                    $2,170       4.15
                                                            ======                               ======

(A) The Taxable Equivalent Adjustment is based on the U.S. Federal Statutory Tax Rate.
(B) Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(C) Savings Deposits consist of Insured Money Market Rate accounts, NOW accounts and other Savings Deposits.
(D) Average rates in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain Latin American countries.
(E) Includes unrealized losses on off-balance sheet trading positions.

AVERAGE BALANCES AND INTEREST RATES
(TAXABLE EQUIVALENT BASIS) (A) (B)

                                                          Six Months 1995                           Six Months 1994
                                                 -----------------------------------      ----------------------------------
                                                 Average                   % Average      Average                  % Average
(Dollars in Millions)                            Volume    Interest           Rate        Volume     Interest           Rate
- ---------------------                            -------   --------        ---------      --------   --------      ---------
INTEREST EXPENSE

DEPOSITS
In U.S. Offices
    Savings Deposits (C).....................   $ 24,498    $  368            3.03        $ 26,298    $  246            1.89
    Negotiable Certificates of Deposit.......      1,435        47            6.60             959        22            4.63
    Other Time Deposits......................     10,078       353            7.06          10,463       280            5.40
                                                --------    ------                        --------    ------
    Total U.S. Interest-Bearing Deposits.....     36,011       768            4.30          37,720       548            2.93
In Offices Outside the U.S. (D)..............    110,388     3,666            6.70          95,278     4,513            9.55
                                                --------    ------                        --------    ------
            TOTAL............................    146,399     4,434            6.11         132,998     5,061            7.67
                                                --------    ------                        --------    ------

TRADING ACCOUNT LIABILITIES
In U.S. Offices..............................      2,822        90            6.43           3,347        88            5.30
In Offices Outside the U.S. (D)..............      1,177        55            9.42           1,705        43            5.09
                                                --------    ------                        --------    ------
            TOTAL............................      3,999       145            7.31           5,052       131            5.23
                                                --------    ------                        --------    ------

FUNDS BORROWED
In U.S. Offices
 Purchased Funds and Other Borrowings
  Federal Funds Purchased and Securities
   Sold Under Agreements to Repurchase.......     18,351       502            5.52          21,325       360            3.40
 Commercial Paper............................      1,753        52            5.98           1,777        34            3.86
 Other Purchased Funds.......................      3,353       164            9.86           2,797       166           11.97
Long-Term Debt and Subordinated
Capital Notes................................     14,452       532            7.42          14,550       398            5.52
                                                --------    ------                        --------    ------
   Total in U.S. Offices.....................     37,909     1,250            6.65          40,449       958            4.78
In Offices Outside the U.S. (D)..............      9,512       688           14.59           9,560     2,961           62.46
                                                --------    ------                        --------    ------
   TOTAL.....................................     47,421     1,938            8.24          50,009     3,919           15.80
                                                --------    ------                        --------    ------
Total Interest-Bearing Liabilities...........    197,819     6,517            6.64         188,059     9,111            9.77
                                                --------    ------                        --------    ------
Demand Deposits in U.S. Offices..............     11,543                                    12,663
Other Non-Interest-Bearing Liabilities (E)...     43,322                                    40,166
Total Stockholders' Equity...................     18,405                                    14,736
                                                --------                                  --------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY........................   $271,089                                  $255,624
                                                ========                                  ========

NET INTEREST REVENUE AS A PERCENTAGE
 OF AVERAGE INTEREST-EARNING ASSETS..........               $4,809            4.32                    $4,257            4.08
                                                            ======                                    ======

(A) The Taxable Equivalent Adjustment is based on the U.S. Federal Statutory Tax Rate.
(B) Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(C) Savings Deposits consist of Insured Money Market Rate accounts, NOW accounts and other Savings Deposits.
(D) Average rates in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain Latin American countries.
(E) Includes unrealized losses on off-balance sheet trading positions.

CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS

                                          June 30  Dec. 31  June 30
(In Millions)                              1995     1994    1994 (B)
- -------------                             -------  -------  -------
COMMERCIAL CASH-BASIS LOANS (C)
Collateral-Dependent (at Lower of Cost
 or Collateral Value) (D)................. $1,040   $1,347   $2,289
Other, Including Refinancing Portfolio....    612      770      939
                                           ------   ------   ------

Total Commercial Cash-Basis Loans......... $1,652   $2,117   $3,228
                                           ======   ======   ======

In U.S. Offices........................... $1,201   $1,547   $2,293
In Offices Outside the U.S., Excluding
 Refinancing Portfolio....................    421      466      770
Refinancing Portfolio.....................     30      104      165
                                           ------   ------   ------

Total Commercial Cash-Basis Loans......... $1,652   $2,117   $3,228
                                           ======   ======   ======

COMMERCIAL RENEGOTIATED LOANS (C)(E)
In U.S. Offices........................... $  301   $  563   $  354
In Offices Outside the U.S................     84      155       63
                                           ------   ------   ------

Total Commercial Renegotiated Loans....... $  385   $  718   $  417
                                           ======   ======   ======

CONSUMER LOANS ON WHICH ACCRUAL OF
 INTEREST HAS BEEN SUSPENDED
In U.S. Offices........................... $1,463   $1,538   $1,779
In Offices Outside the U.S................  1,234    1,066    1,067
                                           ------   ------   ------
Total Consumer Loans On Which Accrual
  of Interest Has Been Suspended.......... $2,697   $2,604   $2,846
                                           ======   ======   ======

ACCRUING LOANS 90 OR MORE DAYS
 DELINQUENT (F)
In U.S. Offices........................... $  458   $  415   $  332
In Offices Outside the U.S................    535      460      425
                                           ------   ------   ------

Total Accruing Loans 90 or More Days
 Delinquent............................... $  993   $  875   $  757
                                           ======   ======   ======

(A) Loan commitments and standby letters of credit to North America Commercial Real Estate borrowers or projects experiencing financial difficulties are not included in this table. Refer to detailed discussion on page 12.
(B) Reclassified to conform to latest quarter's presentation.
(C) Refer to detailed discussion of cash-basis and renegotiated commercial loans on pages 9 and 11.
(D) This table presents data in a manner that distinguishes cash-basis collateral-dependent loans from other cash-basis loans. A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.
(E) Amount at December 31, 1994 includes $385 million of loans that were renegotiated during 1994 at a market rate of interest and are performing, and accordingly, ceased to be reported as renegotiated loans in 1995.
(F) Includes consumer loans of $910 million, $828 million and $691 million at June 30, 1995, December 31, 1994, and June 30, 1994, respectively. Refer to detailed discussion of the consumer loan portfolio on page 7.


OTHER REAL ESTATE OWNED (OREO) AND ASSETS PENDING DISPOSITION (A)
- -------------------------------------------------------------------
                                     June 30    Dec. 31     June 30
(In Millions)                         1995       1994       1994(B)
- -------------------------------------------------------------------
Consumer OREO........................  $  545     $  569     $  693
Commercial OREO
  North America Real Estate..........     871        806        959
  Other..............................     183        152        469
                                       ------     ------     ------
  Total Commercial...................   1,054        958      1,428
                                       ------     ------     ------
Total OREO...........................  $1,599     $1,527     $2,121
                                       ======     ======     ======

Assets Pending Disposition (C).......  $  195     $  195     $  468
                                       ======     ======     ======

(A) Carried at lower of cost or collateral value.
(B) Reclassified to conform to latest quarter's presentation.
(C) Represents consumer residential mortgage loans that have a high probability of foreclosure.

CROSS-BORDER AND NON-LOCAL CURRENCY OUTSTANDINGS
IN COUNTRIES WITH OUTSTANDINGS EXCEEDING 1% OF TOTAL ASSETS (A)(B)(C)(D)

                                                                  Investments
                               Cross-Border and                     in and
                  Non-Local Currency Claims on Third Parties       Funding of  Total Outstandings
                ---------------------------------------------        Local     ------------------
                                  Public     Private                Citicorp   June 30,  Dec. 31,
(In Billions)          Banks      Sector      Sector     Total     Franchises    1995      1994
- -------------          -----      ------     -------     -----     ----------  --------  --------

United Kingdom........  $0.2       $0.1        $3.8       $4.1       $3.6        $ 7.7      $ 6.7
Brazil................   0.3        1.7         1.1        3.1        0.8(E)       3.9        4.0
Mexico................     -        2.2         0.5        2.7        0.3(E)       3.0        4.1
Argentina.............   0.1        0.2         2.0        2.3        0.3          2.6        2.5

(A) Cross-border and non-local currency outstandings are presented on a regulatory basis and include cross-border and non-local currency claims on third parties (including local-dollar claims funded with locally generated dollar liabilities) as well as investments in and funding of local Citicorp franchises.
(B) Cross-border and non-local currency claims on third parties (trade, short-term and medium- and long-term claims) include loans, securities, deposits at interest with banks, and other monetary assets, as well as investments in affiliates. Adjustments have been made to assign externally guaranteed outstandings to the country of the guarantor and outstandings for which tangible, liquid collateral is held outside of the obligor's country to the country in which the collateral is held. For securities received as collateral, outstandings are assigned to the domicile of the issuer of the securities.
(C) Legally binding cross-border and non-local currency commitments, including irrevocable letters of credit and commitments to extend credit, after adjustments to assign externally guaranteed commitments to the country of the guarantor, amounted to $4.7 billion in the United Kingdom at June 30, 1995. Commitments were less than $0.1 billion each in Brazil, Mexico, and Argentina.
(D) At June 30, 1995, cross-border and non-local currency outstandings in Germany ($2.2 billion), Australia ($2.1 billion), and Japan ($2.1 billion), were between .75% and 1.0% of total assets. At December 31, 1994, such countries were Argentina, Australia ($2.2 billion), Singapore ($2.0 billion), and Japan ($2.0 billion).
(E) Includes local currency claims funded with non-local currency liabilities where the funds provider agrees that, in the event their claim cannot be repaid in U.S. dollars or other non-local currency due to a sovereign event, they will accept payment in local currency or wait to receive the non-local currency at such time as it becomes available. Such amounts at June 30, 1995 were $0.3 billion in Brazil and less than $0.1 billion in Mexico, compared with $0.3 billion and $0.6 billion, respectively, at December 31, 1994.

CROSS-BORDER AND NON-LOCAL CURRENCY CLAIMS ON THIRD PARTIES

                                                    Public     Private  June 30  Dec. 31
(In Billions)                            Banks      Sector      Sector    1995    1994
- -------------                            -----      ------     -------  -------  -------
Organization for Economic Cooperation
 and Development ("OECD") (A)...........  $1.3        $3.9       $11.4    $16.6    $16.2
Non-OECD
  Latin America (B)(C)..................   0.5         3.6         4.1      8.2      7.9
  Asia..................................   0.9         0.6         4.8      6.3      6.2
  Other.................................   1.0         0.9         0.6      2.5      2.3
                                          ----        ----       -----    -----    -----
Total (D)...............................  $3.7        $9.0       $20.9    $33.6    $32.6
                                          ====        ====       =====    =====    =====

(A) Includes $2.7 billion and $3.2 billion in Mexico at June 30, 1995 and December 31, 1994, respectively, of which $1.9 billion at June 30, 1995 and $2.0 billion at December 31, 1994 represents medium- and long-term claims on the public sector.
(B) Includes $3.1 billion and $3.3 billion in Brazil at June 30, 1995 and December 31, 1994, respectively, of which $1.7 billion and $2.0 billion, respectively, related to marketable securities (held in the available-for-sale portfolio).
(C) Includes $2.3 billion and $2.2 billion in Argentina at June 30, 1995 and December 31, 1994, respectively, of which $1.3 billion (for both periods) represents local-dollar claims funded by local-dollar liabilities.
(D) Includes investments in affiliates of $1.1 billion at June 30, 1995 and December 31, 1994.

DETAILS OF CREDIT LOSS EXPERIENCE

                                          2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.   1st Qtr.
(Dollars in Millions)                       1995       1995       1994       1994       1994       1994
- ---------------------                     --------   --------   --------   --------   --------   --------
ALLOWANCE FOR CREDIT LOSSES
AT BEGINNING OF PERIOD..................    $5,270     $5,155     $5,060     $4,912     $4,472     $4,379
                                            ------     ------     ------     ------     ------     ------

ADDITIONS
Provision for Credit Losses.............       493        391        558        436        472        415

DEDUCTIONS
GROSS CREDIT LOSSES

CONSUMER
In U.S. Offices.........................       279        238        328        242        262        288
In Offices Outside the U.S..............       199        163        166        155        141        132
COMMERCIAL
In U.S. Offices.........................        41         39         77         43         82         55
In Offices Outside the U.S..............        38         30         24         40         15         33
                                            ------     ------     ------     ------     ------     ------
                                               557        470        595        480        500        508
                                            ------     ------     ------     ------     ------     ------
CREDIT RECOVERIES

CONSUMER
In U.S. Offices.........................        56         49         55         45         55         59
In Offices Outside the U.S..............        43         43         40         37         37         33
COMMERCIAL
In U.S. Offices.........................         8         30          8         36          7         28
In Offices Outside the U.S. (A).........        19         55         34         45        347         73
                                            ------     ------     ------     ------     ------     ------
                                               126        177        137        163        446        193
                                            ------     ------     ------     ------     ------     ------

NET CREDIT LOSSES (RECOVERIES)
In U.S. Offices.........................       256        198        342        204        282        256
In Offices Outside the U.S. (A).........       175         95        116        113       (228)        59
                                            ------     ------     ------     ------     ------     ------
                                               431        293        458        317         54        315
                                            ------     ------     ------     ------     ------     ------

Other Net (B)...........................       (24)        17         (5)        29         22         (7)
                                            ------     ------     ------     ------     ------     ------

ALLOWANCE FOR CREDIT LOSSES
AT END OF PERIOD........................    $5,308     $5,270     $5,155     $5,060     $4,912     $4,472
                                            ======     ======     ======     ======     ======     ======

Net Consumer Credit Losses..............    $  379     $  309     $  399     $  315     $  311     $  328
  As a Percentage of Average
   Consumer Loans.......................      1.54%      1.30%      1.70%      1.43%      1.50%      1.59%

Net Commercial Credit Losses
 (Recoveries) (A).......................     $  52     $  (16)    $   59     $    2     $ (257)    $  (13)
 As a Percentage of Average
  Commercial Loans......................       .37%        NM        .42%       .01%        NM         NM

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

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended June 30, 1995      COMMISSION FILE NUMBER 1-5738



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


Yes       X            No
    -------------          --------------



Citicorp Common Stock..................                              414,403,241
($1.00 Par Value)                          (Shares Outstanding on June 30, 1995)

                        FORM 10-Q CROSS-REFERENCE INDEX


This document serves both as an analytical review for analysts, stockholders and other interested persons and as the quarterly report filed on Form 10-Q with the Securities and Exchange Commission.

PART I  FINANCIAL INFORMATION                                               PAGE
                                                                            ----

        Item 1 -  Consolidated Financial Statements

                  Consolidated Financial Statements, Schedules and Statistics

                  Statement of Income for the Six Months Ended
                  June 30, 1995, and June 30, 1994..........................  30

                  Balance Sheet as of
                  June 30, 1995, and December 31, 1994......................  31

                  Statement of Cash Flows for the Six Months Ended
                  June 30, 1995 and June 30, 1994...........................  33

                  Calculation of Earnings Per Share.........................  37

        Item 2 -  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................2-29



PART II OTHER INFORMATION


        Item 6 -  Exhibits and Reports on Form 8-K..........................  48


        Signatures..........................................................  49

In the opinion of the management of Citicorp, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the six months ended June 30, 1995 and 1994 have been included.

Item 6 -   Exhibits and Reports on Form 8-K
           --------------------------------

     a) Exhibit 4.1 Certificate of Designations relating to Citicorp 7 3/4% Cumulative Preferred Stock, Series 22 (incorporated herein by reference to Exhibit 2.2 from Citicorp's Registration Statement on Form 8-A).


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

           Citicorp filed a Form 8-K Current Report dated July 21, 1995 (Item 5)
           which report included a summary of the   consolidated operations of
           Citicorp for the six month period ended June 30, 1995 and (Item 7)
           the calculation of the   ratio of income to fixed charges (Exhibit
           12(a) thereto) and the calculation of the ratio of income to fixed charges including preferred stock dividends (Exhibit 12(b) thereto).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



               CITICORP By:   /S/ Thomas E. Jones
               Registrant

                          ---------------------------------
                          Thomas E. Jones
                          Executive Vice President
                          A Principal Financial Officer



                          /S/ George E. Seegers


                          ---------------------------------
                          George E. Seegers
                          Assistant Secretary



Date:  August 11, 1995