Form 10-Q
period 1995-09-30
CITICORP
filed 1995-11-13
CIK 20405

CONTENTS                                                                   PAGE

FINANCIAL SUMMARY......................................................     1
BUSINESS DISCUSSIONS
  - Earnings Summary...................................................     3
  - Global Consumer....................................................     4
  - Global Finance.....................................................     8
  - North America Commercial Real Estate...............................    10
  - Cross-Border Refinancing Portfolio.................................    12
  - Corporate Items....................................................    13
MANAGING GLOBAL RISK
  - Liquidity..........................................................    14
  - Price Risk.........................................................    14
  - Derivative and Foreign Exchange Contracts..........................    15
  - Estimated Fair Value of Financial Instruments......................    19
  - Capital............................................................    20
STATEMENT OF INCOME ANALYSIS
 - Net Interest Revenue................................................    23
 - Fee and Commission Revenue..........................................    24
 - Trading-Related Revenue.............................................    25
 - Securities Transactions.............................................    26
 - Other Revenue.......................................................    26
 - Provision and Allowance for Credit Losses...........................    27
 - Operating Expense...................................................    28
 - Income Taxes........................................................    29
 - Effect of Credit Card Receivable Securitizations....................    30
CONSOLIDATED FINANCIAL STATEMENTS
  - Statement of Income................................................    31
  - Balance Sheet......................................................    32
  - Statement of Changes in Stockholders' Equity.......................    33
  - Statement of Cash Flows............................................    34
  - Citibank, N.A. Balance Sheet.......................................    35
OTHER FINANCIAL INFORMATION
  - Securities.........................................................    36
  - Cross-Border and Non-Local Currency Outstandings...................    37
  - Cash-Basis, Renegotiated, and Past Due Loans.......................    38
  - Other Real Estate Owned and Assets Pending Disposition.............    39
  - Trading Account Assets and Liabilities.............................    39
  - Calculation of Earnings Per Share..................................    40
  - Average Balances and Interest Rates................................    42
  - Details of Credit Loss Experience..................................    46
FORM 10-Q
  - Cover Page.........................................................    47
  - Cross-Reference Index..............................................    48
SIGNATURES.............................................................    50

FINANCIAL SUMMARY
------------------------------------------------------------------------------------------
EARNINGS (In Millions)                          Third Quarter         Nine Months
                                              1995         1994    1995         1994
------------------------------------------------------------------------------------------
Net Income
    Before Accounting Change .............   $   877    $   894    $   2,559    $   2,380
    After Accounting Change (A) ..........       877        894        2,559        2,324

------------------------------------------------------------------------------------------
PER SHARE
------------------------------------------------------------------------------------------
Net Income (see pages 40 and 41)
    On Common and Common Equivalent Shares
       Before Accounting Change ..........   $   1.79   $   1.87   $   5.29     $    4.95
       After Accounting Change (A) .......       1.79       1.87       5.29          4.82
    Assuming Full Dilution
       Before Accounting Change ..........   $   1.62   $   1.67   $   4.72     $    4.44
       After Accounting Change (A) .......       1.62       1.67       4.72          4.33
Common Stockholders' Equity ..............   $  37.99   $  32.43   $  37.99     $   32.43

------------------------------------------------------------------------------------------
RETURN ON ASSETS AND EQUITY
------------------------------------------------------------------------------------------
Return on Total Assets
    Before Accounting Change .............       1.31%      1.34%      1.27%         1.23%
    After Accounting Change (A) ..........       1.31       1.34       1.27          1.21
Return on Common Stockholders' Equity
    Before Accounting Change .............      20.12%     26.54%     20.90%        25.24%
    After Accounting Change (A) ..........      20.12      26.54      20.90         24.73
Return on Total Stockholders' Equity
    Before Accounting Change .............      17.91%     21.98%     18.25%        20.93%
    After Accounting Change (A) ..........      17.91      21.98      18.25         20.56

-----------------------------------------------------------------------------------------------
CAPITAL (Dollars in Billions) (see page 20)
-----------------------------------------------------------------------------------------------
                                              Sept. 30  June 30   Mar. 31   Dec. 31   Sept. 30
                                                1995     1995       1995     1994       1994
                                              --------  --------  --------  --------  --------
Tier 1 ...................................... $18.6     $18.6     $17.8     $16.9     $16.0
Tier 1 and 2 ................................  27.3      27.3      26.9      26.1      25.4

Tier 1 Ratio ................................   8.38%     8.43%     8.01%     7.80%     7.47%
Tier 1 and 2 Ratio ..........................  12.31     12.40     12.06     12.04     11.86
Leverage Ratio ..............................   7.35      7.19      7.00      6.67      6.42

Common Equity as a Percentage of Total Assets   6.27%     6.02%     5.21%     5.42%     5.04%
Total Equity as a Percentage of Total Assets    7.57      7.59      6.83      7.09      6.70

------------------------------------------------------------------------------------------------------------------------------------
OPERATING MARGIN (In Millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                          3rd Qtr.  2nd Qtr.  1st Qtr.  4th Qtr.    3rd Qtr.    2nd Qtr.    1st Qtr.
                                                            1995      1995      1995      1994        1994        1994        1994
                                                          ------    ------    ------    -------     -------     -------     -------
Total Revenue ........................................    $4,757    $4,689    $4,443    $ 4,512     $ 4,325     $ 4,050     $ 3,861
Effect of Credit Card Securitization (B) .............       219       226       222        189         213         264         268
Net Cost To Carry (C) ................................         7         8       -           (1)         30          31          29
Capital Building Transactions ........................       -         -         -           60         -          (117)        (23)
                                                          ------    ------    ------    -------     -------     -------     -------
ADJUSTED REVENUE .....................................     4,983     4,923     4,665      4,760       4,568       4,228       4,135
                                                          ------    ------    ------    -------     -------     -------     -------
Total Operating Expense ..............................     2,793     2,798     2,693      2,723       2,630       2,456       2,447
Net OREO Costs (D) ...................................        33        13       -            5          (5)         19         (28)
                                                          ------    ------    ------    -------     -------     -------     -------
ADJUSTED OPERATING EXPENSE ...........................     2,826     2,811     2,693      2,728       2,625       2,475       2,419
                                                          ------    ------    ------    -------     -------     -------     -------
OPERATING MARGIN .....................................     2,157     2,112     1,972      2,032       1,943       1,753       1,716
Consumer Credit Costs (E) ............................       633       616       536        595         544         585         614
Commercial Credit Costs (F) ..........................        61        23         2         66          40          73          60
                                                          ------    ------    ------    -------     -------     -------     -------
OPERATING MARGIN LESS CREDIT COSTS ...................     1,463     1,473     1,434      1,371       1,359       1,095       1,042
Additional Provision (G) .............................        75        75        75         80         100          90          66
Capital Building Transactions ........................       -         -         -          (60)        -           117          23
                                                          ------    ------    ------    -------     -------     -------     -------
INCOME BEFORE TAXES AND CUMULATIVE EFFECT
 OF ACCOUNTING CHANGE ................................    $1,388    $1,398    $1,359    $ 1,231     $ 1,259     $ 1,122     $   999
                                                          ======    ======    ======    =======     =======     =======     =======

(A) 1994 nine month results reflect the cumulative effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," as of January 1, 1994.
(B) For a description of the effect of credit card receivable securitizations, see page 30.
(C) Principally the net cost to carry commercial cash-basis loans and Other Real Estate Owned ("OREO").
(D) Principally writedowns, gains and losses on sales, and direct revenue and expense related to commercial OREO.
(E) Principally consumer net credit write-offs adjusted for the effect of credit card receivable securitizations.
(F) Includes commercial net credit write-offs, net cost to carry, and net OREO costs.
(G) Represents provision for credit losses in excess of net write-offs.Fourth, second, and first quarters of 1994 reflect reserve releases of $20 million, $10 million, and $34 million, respectively, related to the cross-border refinancing portfolio.

Citicorp reported net income of $877 million or $1.62 per fully diluted common share in the 1995 third quarter, compared with $894 million or $1.67 per fully diluted share in the same 1994 quarter, which included a higher level of tax benefits. The effective tax rate was 37% in the 1995 third quarter compared with 29% in the same 1994 quarter. Earnings before income taxes were 10% higher when compared with the 1994 third quarter.

In the nine months of 1995, operating earnings were $2.6 billion or $4.72 per fully diluted share, compared with $2.4 billion or $4.44 per fully diluted share in the nine months of 1994. Including the cumulative effect of adopting the accounting standard for post-employment benefits, net income in the nine months of 1994 was $2.3 billion or $4.33 per fully diluted share.

Operating margin of $2.2 billion and $6.2 billion in the 1995 third quarter and nine months, respectively, was 11% and 15% higher than the comparable 1994 periods. The effect of translating various currencies into the weaker U.S. dollar affected both revenue and operating expense, as noted below, and had no significant impact on operating margin.

Adjusted revenue increased 9% from the 1994 third quarter and 13% from the nine months of 1994, including an increase of 1% and 2%, respectively, related to foreign currency translation. The improvement in revenue compared with the same 1994 quarter included a 9% increase in the Global Consumer business, led by credit cards and branch banking ("Citibanking") services, and a 4% increase in the Global Finance businesses, led by trading activities and venture capital. Trading-related revenue (which includes trading account and foreign exchange revenue, as well as net interest revenue associated with trading activities) amounted to $558 million and $1.5 billion in the third quarter and nine months of 1995, respectively, up from the $490 million and $1.0 billion reported in the comparable 1994 periods. Excluding trading-related revenue, adjusted revenue was up 9% from the 1994 third quarter and 10% from the nine months of 1994.

Adjusted operating expense, essentially unchanged from the 1995 second quarter, was up 8% and 11% from the 1994 third quarter and nine months, respectively, which included a 2% and 3% increase, respectively, related to foreign currency translation. Business expansion in the Emerging Markets and in select businesses in the Developed Markets was the primary driver of the increase. Additionally, performance-based compensation, continued marketing programs, as well as investments in operational and technological efficiencies all contributed to the increases from the comparable 1994 periods. The expense to revenue ratio improved to 56.7% in the third quarter of 1995.

Consumer credit costs in the third quarter and nine months of 1995 were up from the comparable 1994 periods, principally reflecting loan portfolio growth. Global Consumer's loss rate in the third quarter of 2.02% of managed loans remained at the low end of a normal loss range, up slightly from 1.98% in the 1995 second quarter and 1.90% in the 1994 third quarter, reflecting growth in the proportion of credit card receivables in the consumer portfolio and economic conditions in certain Latin American markets. Commercial credit costs of $61 million in the third quarter were up from $40 million in the 1994 third quarter. Commercial cash-basis loans and OREO of $2.6 billion at September 30, 1995 were down substantially from $4.3 billion a year earlier, principally reflecting reductions in the North America Commercial Real Estate portfolio.

Citicorp continued to strengthen its balance sheet. Consumer and commercial credit loss reserves were built by $75 million in the quarter and $225 million in the nine months of 1995 to $5.3 billion at September 30, 1995. Total regulatory capital at September 30, 1995 was $27.3 billion, or 12.31% of risk-adjusted assets. The Tier 1 capital ratio was 8.38% at September 30, 1995, which compares with 8.43% at June 30, 1995 and 7.80% at December 31, 1994.

Return on total equity was 17.91% for the quarter and 18.25% for the nine months, compared with 21.98% and 20.56% for the same 1994 periods.

Citicorp, continuing the $3 billion stock repurchase program announced in June 1995, repurchased 11.4 million common shares in the third quarter for $750 million. Through September 30, 1995, 12.3 million common shares had been repurchased for $800 million.

BUSINESS DISCUSSIONS
--------------------------------------------------------------------------------
The table below and the discussions that follow analyze Citicorp's results in the context of global business areas including its core business franchises of Global Consumer and Global Finance.

---------------------------------------------------------------------------------------------------
EARNINGS SUMMARY
                                               Third Quarter              Nine Months
                                             ---------------    %      -----------------      %
(Dollars In Millions)                        1995    1994(A)  Change   1995      1994(A)    Change
---------------------------------------------------------------------------------------------------
Global Consumer (see page 4):
    Developed Markets ....................   $ 321    $ 307      5    $   847    $   810      5
    Emerging Markets .....................     201      168     20        579        498     16
                                             -----    -----           -------    -------
    Total ................................     522      475     10      1,426      1,308      9
                                             -----    -----           -------    -------

Global Finance (see page 8):
    Developed Markets ....................     133      175    (24)       497        371     34
    Emerging Markets .....................     218      256    (15)       727        602     21
                                             -----    -----           -------    -------
    Total ................................     351      431    (19)     1,224        973     26
                                             -----    -----           -------    -------

Total Core Businesses ....................     873      906     (4)     2,650      2,281     16

North America Commercial Real Estate
   (see page 10) .........................      (6)     (86)    93        (18)      (233)    92

Cross-Border Refinancing Portfolio
(see page 12) ............................      43       45     (4)       143        148     (3)

Corporate Items (see page 13) ............     (33)      29     NM       (216)       184     NM
                                             -----    -----           -------    -------

Operating Earnings .......................     877      894     (2)     2,559      2,380      8

Cumulative Effect of Accounting Change (B)     -        -        -        -          (56)    NM
                                             -----    -----           -------    -------

Net Income ...............................   $ 877    $ 894     (2)   $ 2,559    $ 2,324     10
                                             =====    =====           =======    =======

(A)  Reclassified to conform to latest quarter's presentation.
(B)  The 1994 nine month results reflect the cumulative  effect of adopting SFAS
     No. 112 as of January 1, 1994.
NM   Not meaningful, as percentage equals or exceeds 100%.
---------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
GLOBAL CONSUMER
--------------------------------------------------------------------------------
Citicorp's Global Consumer business operates a uniquely global, full-service consumer franchise encompassing branch banking, credit and charge cards, and private banking.

------------------------------------------------------------------------------------------------------------------------------------
                                                       Third Quarter                             Nine Months
                                                     -------------------           %         -------------------            %
(Dollars in Millions)                                1995         1994(A)        Change      1995         1994(A)         Change
------------------------------------------------------------------------------------------------------------------------------------
Total Revenue ....................................   $2,906        $2,647          10        $8,400        $7,625          10
Operating Expense ................................    1,675         1,577           6         5,011         4,594           9
Provision for Credit Losses ......................      465           365          27         1,253         1,104          13
                                                     ------        ------                    ------        ------
Income Before Taxes ..............................      766           705           9         2,136         1,927          11
Income Taxes .....................................      244           230           6           710           619          15
                                                     ------        ------                    ------        ------
Net Income .......................................   $  522        $  475          10        $1,426        $1,308           9
                                                     ======        ======                    ======        ======

Average Assets (In Billions) .....................   $  121        $  107          13        $  119        $  104          14
Return on Assets .................................     1.71%         1.76%          -          1.60%         1.68%          -

OTHER DATA
 Developed Markets
     Net Income ..................................   $  321        $  307           5        $  847        $  810           5
     Average Assets (In Billions) ................       86            77          12            85            75          13
     Return on Assets ............................     1.48%         1.58%          -          1.33%         1.44%          -

 Emerging Markets
     Net Income ..................................   $  201        $  168          20        $  579        $  498          16
     Average Assets (In Billions) ................       35            30          17            34            29          17
     Return on Assets ............................     2.28%         2.22%          -          2.28%         2.30%          -

ADJUSTED FOR CREDIT-RELATED ITEMS
 Total Revenue
     Developed Markets ...........................   $2,354        $2,202           7        $6,836        $6,487           5
     Emerging Markets ............................      774           661          17         2,241         1,889          19
                                                     ------        ------                    ------        ------
     Total .......................................   $3,128        $2,863           9        $9,077        $8,376           8
                                                     ======        ======                    ======        ======

 Operating Expense
     Developed Markets ...........................   $1,253        $1,189           5        $3,764        $3,500           8
     Emerging Markets ............................      426           375          14         1,242         1,056          18
                                                     ------        ------                    ------        ------
     Total .......................................   $1,679        $1,564           7        $5,006        $4,556          10
                                                     ======        ======                    ======        ======

 Operating Margin
     Developed Markets ...........................   $1,101        $1,013           9        $3,072        $2,987           3
     Emerging Markets ............................      348           286          22           999           833          20
                                                     ------        ------                    ------        ------
     Total .......................................   $1,449        $1,299          12        $4,071        $3,820           7
                                                     ======        ======                    ======        ======

 Credit Costs
     Developed Markets ...........................   $  548        $  499          10        $1,594        $1,620          (2)
     Emerging Markets ............................       85            45          89           191           123          55
                                                     ------        ------                    ------        ------
      Total .......................................  $  633        $  544          16        $1,785        $1,743           2
                                                     ======        ======                    ======        ======

(A)  Reclassified to conform to latest quarter's presentation.

------------------------------------------------------------------------------------------------------------------------------------

Earnings in the Global Consumer business exceeded $500 million for the first time in a quarter, reaching $522 million, up 10% from the 1994 third quarter. Earnings in the nine months of 1995 were $1.4 billion, up 9% from the comparable 1994 period. The earnings improvement in the third quarter and nine months was led by Citibanking worldwide and cards in Asia Pacific. Earnings from private banking activities were up in the quarter from the 1994 third quarter, but declined in the nine month period.

Adjusted revenue increased by 9% in the quarter and 8% in the nine months of 1995 from the respective 1994 periods, reflecting expansion in card receivable volumes in the U.S. and Asia Pacific, growth in Citibanking volumes worldwide, the effect of foreign currency translation, and a reduced deposit insurance assessment rate in the U.S. The revenue improvement in the U.S. credit card business was achieved despite a tightening of spreads, and the improvement in the Asia Pacific cards business reflected both higher net interest revenue and fees. The growth in Citibanking revenue was led by volume growth in Latin America. Citibanking revenues in Asia Pacific reflected sharp increases in volume, partially offset by tightened spreads. Revenue from private banking activities declined in the nine month period, reflecting shifts in market conditions since mid-1994 that caused clients to reduce their investment activities and move to lower-risk products. Private banking revenue has grown steadily through the quarters of 1995 and was up slightly in the 1995 third quarter from the year-ago quarter.

The number of credit and charge cards in force worldwide, including those issued by affiliates, increased 9% from a year ago to 56 million at September 30, 1995. Charge volume in the third quarter on Citicorp-issued cards in Asia Pacific was up 41% from the 1994 third quarter and on U.S. bankcards was up 23%. Citicorp-managed bankcard receivables as of September 30, 1995 grew 19% from a year ago to $42 billion in the U.S., and also grew 40% in Asia Pacific and 44% in Europe.

The 7% increase in adjusted operating expense in the third quarter from the year-ago quarter reflected Citibanking expansion throughout the Emerging Markets, cards expansion in Asia Pacific and Europe, the effect of foreign currency translation, spending in support of account growth in the U.S. credit card business, and private banking activities. The 10% increase in operating expense in the nine months of 1995 from the year-ago period reflected the above-noted factors as well as spending on certain marketing and advertising programs earlier in the year for the U.S. credit card business. Operating expense in the U.S. Citibanking business declined from 1994 levels, reflecting restructuring benefits.

Adjusted credit costs in the third quarter and nine months of 1995 were up from the comparable 1994 periods, principally reflecting loan portfolio growth. Global Consumer's annualized loss rate in the third quarter of 2.02% of managed loans remained at the low end of a normal loss range, up slightly from 1.98% in the 1995 second quarter and 1.90% in the 1994 third quarter, reflecting growth in the proportion of credit card receivables in the consumer portfolio and economic conditions in certain Latin American markets. Credit costs improved in the U.S. Citibanking business, reflecting the continuing workout of the mortgage portfolio and a shift in loan mix to lower-risk portfolios. Credit costs also improved in private banking.

The worldwide cards annualized loss rate of 3.78% was up from 3.59% in the 1994 third quarter, but was essentially unchanged from 3.76% in the 1995 second quarter. The U.S. managed credit card loss rate of 3.72% was up from 3.57% in last year's third quarter, but improved slightly from 3.74% in this year's second quarter. Personal bankruptcies accounted for 36% of the U.S. credit card business' gross credit write-offs in the 1995 third quarter, unchanged from the 1995 second quarter, but up from 33% in the 1994 third quarter, reflecting industry-wide trends. The worldwide Citibanking loss rate of 1.14% was essentially unchanged from both the third quarter of last year and the second quarter of this year.

The provision for credit losses included charges in excess of net write-offs of $50 million and $150 million, respectively, in the third quarter and nine months of both 1995 and 1994.

Average assets increased by 13% in the quarter and 14% in the nine months from the respective 1994 periods, primarily due to the growth in the U.S. credit card and Emerging Markets (particularly Asia Pacific) portfolios, as well as the effect of foreign currency translation.

The budget reconciliation package for fiscal year 1996 currently before Congress includes a proposal to recapitalize the Savings Association Insurance Fund ("SAIF") through a special assessment on current members of the SAIF, including

Citicorp's savings bank subsidiary. If adopted as proposed, Citicorp's savings bank subsidiary would be subject to a special assessment of approximately $80 million on a pretax basis, which must be expensed in the quarter in which the related budgetary legislation is enacted. It is expected that following recapitalization of the SAIF, future deposit insurance premiums charged to savings banks would be lowered.

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

-----------------------------------------------------------------------------------------------------
CONSUMER LOAN DELINQUENCY AMOUNTS AND RATIOS
                                   Total Loans (A)            90 Days or More Past Due
                                 -----------------  ------------------------------------------------
                                  Sept. 30 Dec. 31  Sept. 30  June 30   Mar. 31   Dec. 31   Sept. 30
                                   1995     1994     1995      1995      1995      1994      1994
-----------------------------------------------------------------------------------------------------
                               (Dollars in Billions)          (Dollars in Millions)
U.S. Mortgages ................   $ 17.8   $ 16.5   $  570    $  557    $  543    $  539    $  569
      Ratio ...................                       3.20%     3.28%     3.23%     3.26%     3.49%

U.S. Mortgages Purchased Under
      Recourse Provisions (B) .      0.5      0.6      422       430       425       455       478

U.S. Credit Cards .............     17.5     17.3      270       258       249       255       214
     Ratio ....................                       1.54%     1.52%     1.58%     1.47%     1.62%

Other Developed Markets .......     39.0     36.3    1,950     2,013     2,023     1,888     2,009
     Ratio ....................                       5.00%     5.17%     5.28%     5.20%     5.50%
                                  ------   ------   ------    ------    ------    ------    ------

Total Developed Markets .......     74.8     70.7    3,212     3,258     3,240     3,137     3,270
     Ratio ....................                       4.29%     4.44%     4.53%     4.44%     4.91%

Emerging Markets ..............     28.0     25.9      274       277       217       184       172
     Ratio ....................                       0.98%     1.01%     0.82%     0.71%     0.71%
                                  ------   ------   ------    ------    ------    ------    ------

Total 90 Days or More
    Past Due ..................                     $3,486    $3,535    $3,457    $3,321    $3,442
                                                    ======    ======    ======    ======    ======

Total Consumer Loans
    (In Billions) .............   $102.8   $ 96.6             $100.9    $ 98.1    $ 96.6    $ 90.9
                                  ======   ======             ======    ======    ======    ======

     Ratio ....................                       3.39%     3.51%     3.52%     3.44%     3.79%

(A)  Loan amounts are net of unearned income.
(B)  Mortgages  were  delinquent 90 days or more when  purchased  under recourse provisions of mortgage sales.
-----------------------------------------------------------------------------------------------------

Consumer loans 90 days or more delinquent were $3.5 billion at September 30, 1995, representing a delinquency ratio of 3.39%, an improvement from 3.51% and 3.44% as of June 30, 1995 and December 31, 1994, respectively. The increase in total dollar delinquencies since December 31, 1994 principally reflected higher delinquencies in the Emerging Markets due to portfolio growth in Asia Pacific and economic conditions in Latin America, the impact of foreign currency translation on the European portfolio, particularly Germany, as well as volume and seasonal increases in the government-guaranteed student loan portfolio.

The improvement in the delinquency ratio from December 31, 1994 is primarily due to improved ratios in the U. S. branch and mortgage businesses, partially offset by higher delinquency ratios in certain Latin American countries. The improvement in the U. S. mortgage delinquency ratio is primarily due to portfolio growth. Adjusted for the effect of credit card receivable securitizations, the delinquency ratio at September 30, 1995 was 3.04%, compared with 3.14% at both June 30, 1995 and December 31, 1994.

Total consumer loans delinquent 90 days or more on which interest continued to be accrued (which include personal loans in Germany, U. S. credit card receivables and student loans) were $910 million at September 30, 1995, up from $828 million at December 31, 1994. The majority of these loans, excluding the government-guaranteed student loan portfolio, are written off upon reaching a stipulated number of days past due. The increase was primarily due to volume and seasonal increases in the student loan portfolio, and the impact of foreign currency translation on the portfolio in Germany.

Citicorp's policy for suspending the accrual of interest on consumer loans varies depending on the terms, security and credit loss experience characteristics of each product, and in consideration of write-off criteria in place. At September 30, 1995, interest accrual had been suspended on $1.0 billion of U.S. mortgages and $1.7 billion of other consumer loans. The corresponding amounts at December 31, 1994 were $1.0 billion of U.S. mortgages and $1.6 billion of other consumer loans. The increase in other consumer loans on which the accrual of interest had been suspended is primarily due to higher balances in the Emerging Markets, partially offset by improvements in the U.S. branch business.

Consumer loans at September 30, 1995 included $4.1 billion and $2.2 billion of commercial real estate loans related to community and private banking activities conducted in the U.S. and outside the U.S., respectively, by Global Consumer businesses. At September 30, 1995, the U.S. portfolios included $247 million of loans on which the accrual of interest had been suspended, primarily in California and New York. The portfolio outside the U.S. included $71 million of loans on which the accrual of interest had been suspended.

At September 30, 1995, consumer OREO was $561 million and assets pending disposition totaled $195 million, both essentially unchanged from December 31, 1994.

While the U.S. economy remained stable and the European economy showed signs of further improvement during the nine months of 1995, economic and political conditions in Latin America remain uncertain. Asia Pacific economies continue to grow at attractive rates, albeit modestly lower than the past few years. Credit costs and the related net credit loss ratio may increase as a result of the conditions in Latin America and continued portfolio growth in the U.S. credit card business. Additionally, delinquencies and loans on which the accrual of interest is suspended could remain at relatively high levels. These factors may result in further increases to credit reserves.

MANAGED U.S. CREDIT CARD PORTFOLIO

As more fully described on page 30 and in the 1994 Annual Report and Form 10-K, the securitization of credit card receivables has no effect on earnings reported in a period, but certain income statement and balance sheet lines, as well as credit-related ratios, are impacted. The table below presents certain information for the managed U.S. credit card portfolio.

-----------------------------------------------------------------------------------------------
                                      3rd Qtr.    2nd Qtr.     1st Qtr.  4th Qtr.   3rd Qtr.
                                       1995        1995         1995      1994       1994
-----------------------------------------------------------------------------------------------
End of Period Loans (In Billions)....  $41.9       $40.3        $38.5     $38.6      $35.1
90 Days or More Past
Due (In Millions)....................  657         625          659       635        570
       Ratio.........................  1.57%       1.55%        1.71%     1.64%      1.62%

Average Loans (In Billions)..........  41.0        39.2         38.1      36.4       34.5
Net Credit Losses (In Millions)......  384         366          337       321        310
       Ratio.........................  3.72%       3.74%        3.59%     3.50%      3.57%
-----------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
GLOBAL FINANCE
--------------------------------------------------------------------------------
The Global Finance business serves corporations, financial institutions, governments, and other participants in capital markets throughout the world. Excluded from Global Finance is North America Commercial Real Estate, which is discussed on pages 10 and 11.

---------------------------------------------------------------------------------------------------
                                      Third Quarter                    Nine Months
                                    -----------------    %         -------------------     %
(Dollars in Millions)               1995     1994(A)   Change      1995        1994(A)   Change
---------------------------------------------------------------------------------------------------
Total Revenue ...................  $1,548   $ 1,474      5         $ 4,714    $ 3,919     20
Operating Expense ...............     986       889     11           2,912      2,481     17
Provision for Credit Losses .....      74       (28)    NM             132        (41)    NM
                                   ------   -------                -------    -------
Income Before Taxes .............     488       613    (20)          1,670      1,479     13
Income Taxes ....................     137       182    (25)            446        506    (12)
                                   ------   -------                -------    -------
Net Income ......................  $  351   $   431    (19)        $ 1,224    $   973     26
                                   ======   =======                =======    =======

Average Assets (In Billions) ....  $  133   $   144     (8)        $   138    $   138      -
Return on Assets ................    1.05%     1.19%     -            1.19%      0.94%     -

OTHER DATA
Developed Markets
     Net Income .................  $  133   $   175    (24)        $   497    $   371     34
     Average Assets (In Billions)      86       100    (14)             92         96     (4)
     Return on Assets ...........    0.61%     0.69%     -            0.72%      0.52%     -

Emerging Markets
     Net Income .................  $  218   $   256    (15)        $   727    $   602     21
     Average Assets (In Billions)      47        44      7              46         42     10
     Return on Assets ...........    1.84%     2.31%     -            2.11%      1.92%     -

ADJUSTED FOR CREDIT-RELATED ITEMS
Total Revenue
      Developed Markets .........  $  881   $   813      8         $ 2,690    $ 2,213     22
      Emerging Markets ..........     662       664      -           2,008      1,721     17
                                   ------   -------                -------    -------
      Total .....................  $1,543   $ 1,477      4         $ 4,698    $ 3,934     19
                                   ======   =======                =======    =======

Operating Expense
     Developed Markets ..........  $  653   $   608      7         $ 1,930    $ 1,697     14
     Emerging Markets ...........     341       303     13           1,000        847     18
                                   ------   -------                -------    -------
      Total ......................  $ 994   $   911      9         $ 2,930    $ 2,544     15
                                   ======   =======                =======    =======

Operating Margin
     Developed Markets ..........  $  228   $   205     11         $   760    $   516     47
     Emerging Markets ...........     321       361    (11)          1,008        874     15
                                   ------   -------                -------    -------
     Total ......................  $  549   $   566     (3)        $ 1,768    $ 1,390     27
                                   ======   =======                =======    =======

Credit Costs
     Developed Markets ..........  $   20   $   (71)    NM         $   (10)   $  (132)    92
     Emerging Markets ...........      16        11     45              33          6     NM
                                   ------   -------                -------    -------
     Total ......................  $   36   $   (60)    NM         $    23    $  (126)    NM
                                   ======   =======                =======    =======

(A)  Reclassified to conform to latest quarter's presentation.
NM   Not meaningful, as percentage equals or exceeds 100%.
---------------------------------------------------------------------------------------------------

Global Finance reported net income of $351 million and $1.2 billion in the third quarter and nine months of 1995 and returns on assets of 1.05% and 1.19%, respectively.

Global Finance activities in the Developed Markets earned $133 million in the quarter, which was down $42 million from the 1994 third quarter, and earned $497 million in the nine months, which was up $126 million. Adjusted revenue in the Developed Markets in the third quarter and nine months of 1995 increased 8% and 22%, respectively, from the comparable 1994 periods, led by trading and venture capital results, which were partially offset by lower fee revenue (although the pipeline of deals remains strong) and the effects of business restructurings undertaken to improve overall returns. Developed Markets adjusted expense in the 1995 periods increased from the respective 1994 periods primarily due to the foreign currency translation effect of the weaker U.S. dollar, higher costs associated with volume growth in the transaction services business, increased investment in operational and technological efficiencies and, in the nine-month period, higher incentive compensation associated with improved trading results. Credit cost amounts in the third quarter and nine months of 1995 increased compared with the respective 1994 periods, reflecting higher net write-offs and lower gains on the sale of OREO properties, partially offset by lower cost to carry cash-basis loans and OREO. Net income in the nine months of 1995 benefited from a lower effective tax rate that resulted from a change in the geographic mix of earnings compared with the respective period in 1994. Average assets declined 14% in the third quarter and 4% in the nine months of 1995 compared with the respective 1994 periods primarily reflecting lower levels of trading-related assets and the effect of business restructurings.

In the Emerging Markets, Global Finance net income of $218 million was down $38 million from the year-earlier quarter. In the nine months net income was $727 million, up $125 million from the comparable 1994 period. Adjusted revenue in the Emerging Markets in the third quarter of 1995 compared with the third quarter of 1994 reflected higher transaction services and other non-trading-related revenue offset by a decline in trading-related revenue. Adjusted revenue in the nine-month periods reflected growth in both trading-related and non-trading-related revenue. The growth in Emerging Markets non-trading-related revenue in both the third quarter and nine-month periods is not fully evident in the reported amounts due to events in Brazil in the third quarter of 1994, when an unusually favorable rate environment and the release of a reserve related to a gross receipts tax boosted revenue. Adjusted expense in the 1995 periods increased from the respective 1994 periods primarily due to business expansion and the foreign currency translation effect of the weaker U.S. dollar. Average assets increased 7% and 10% in the third quarter and nine months of 1995 compared with the respective 1994 periods due to business expansion and higher revaluation gains related to derivatives and foreign exchange contracts.

Trading-related revenue totaled $498 million and $1.3 billion in the third quarter and nine months of 1995, up from $443 million and $900 million in the respective 1994 periods. Trading-related revenue -- including derivatives -- reflected continued customer demand for risk management products and improved results from Citicorp's market-making activities. See page 25 for a discussion of the income statement effects and business-sector sources of trading-related revenue.

The provision for credit losses in the third quarter and nine months of 1995 included charges in excess of net write-offs of $25 million and $75 million to build the allowance for credit losses, compared with charges of $13 million and $37 million in the respective 1994 periods.

Cash-basis loans at September 30, 1995 were $640 million, up from $470 million at December 31, 1994, mainly due to the cash-basis classification during the quarter of the exposure to a European creditor. The OREO portfolio totaled $182 million at September 30, 1995, up slightly from December 31, 1994.

--------------------------------------------------------------------------------
NORTH AMERICA COMMERCIAL REAL ESTATE
--------------------------------------------------------------------------------

The North America Commercial Real Estate portfolio comprises relationships managed by the commercial real estate divisions in the U.S. and Canada. Citicorp's strategy for the North America Commercial Real Estate portfolio is one of active remedial management to maximize the long-term value and recoverability of the assets.

--------------------------------------------------------------------------------
                                    Third Quarter   %      Nine Months     %
(Dollars in Millions)                1995    1994 Change  1995    1994(A) Change
                                     ----   -----         -----   -----
--------------------------------------------------------------------------------

Total Revenue ..................... $ 39   $  10    NM    $ 118   $  56    NM
Operating Expense .................   10      49   (80)      61     146   (58)
Provision for Credit Losses .......   37      99   (63)      75     306   (75)
                                    ----   -----          -----   -----
Loss Before Taxes .................   (8)   (138)   94      (18)   (396)   95
Income Tax Benefit ................   (2)    (52)   96      -      (163)   NM
                                    ----   -----          -----   -----
Net Loss .......................... $ (6)  $ (86)   93    $ (18)  $(233)   92
                                    ====   =====          =====   =====

Average Assets (In Billions) ...... $  5   $   8   (38)   $   5   $   9   (44)

ADJUSTED FOR CREDIT-RELATED ITEMS
Total Revenue ..................... $ 48   $  34    41    $ 139   $ 125    11
Operating Expense .................   31      35   (11)      94     107   (12)
Operating Margin ..................   17      (1)   NM       45      18    NM
Credit Costs ......................   25     100   (75)      63     301   (79)

(A)  Reclassified to conform to latest quarter's presentation.
NM   Not meaningful, as percentage equals or exceeds 100%.

--------------------------------------------------------------------------------

The North America Commercial Real Estate business reported net losses of $6 million and $18 million in the third quarter and nine months of 1995, respectively, compared with net losses of $86 million and $233 million in the respective 1994 periods. Lower credit costs were the primary factor in the improved 1995 results. Credit costs in both the third quarter and nine months of 1995 declined significantly compared with the respective 1994 periods due to improving real estate market conditions. Net write-offs and net OREO writedowns aggregated $31 million and $88 million in the third quarter and nine months of 1995, respectively, compared with $86 million and $265 million in the respective 1994 periods. The provision for credit losses in the third quarter and nine months of 1994 included charges in excess of net write-offs of $37 million and $113 million, respectively.

--------------------------------------------------------------------------------
PORTFOLIO COMPOSITION
                                        Sept. 30             Dec. 31
(In Millions)                             1995                 1994
--------------------------------------------------------------------------------
Loans (A) (B)...................        $4,345               $5,325
Cash-Basis Loans (A)............         1,010                1,543
OREO............................           778                  806
Letters of Credit and Other.....         1,665                2,186
                                         -----                -----
Total Exposure..................        $7,798               $9,860
                                        ======               ======

PORTFOLIO BY PROJECT:
Office..........................        $3,260               $3,818
Residential.....................         1,537                1,981
Retail..........................         1,463                1,845
Other...........................         1,538                2,216
                                        ------               ------
Total Exposure..................        $7,798               $9,860
                                        ======               ======

(A) Includes real estate-related loans of $259 million at September 30, 1995 and $405 million at December 31, 1994, of which $73 million at both dates was on a cash basis.
(B) Includes $314 million and $655 million of renegotiated loans at September 30, 1995 and December 31, 1994, respectively, and excludes cash-basis loans. The weighted-average contractual rate on renegotiated loans approximated 6% at September 30, 1995. The level of renegotiated loans may increase as a result of ongoing restructuring activities.
--------------------------------------------------------------------------------

Total North America Commercial Real Estate exposure of $7.8 billion at September 30, 1995 declined from $9.9 billion at December 31, 1994, primarily as a result of paydowns, maturities, and asset sales. Cash-basis loans and OREO totaled $1.8 billion at September 30, 1995, down from $2.3 billion at December 31, 1994 and $3.1 billion a year ago. Approximately $0.3 billion of the $1.0 billion of cash-basis loans at September 30, 1995 were contractually past due less than 90 days as to principal and interest but were classified as cash basis because of uncertainty regarding future cash flows. Cash flows (cash interest payments and net OREO operating revenue) on average cash-basis loans and OREO for the nine months of 1995 totaled $111 million (of which $39 million was applied as a reduction of principal) and represented an annualized cash yield of 6.85%.


--------------------------------------------------------------------------------
CASH-BASIS LOANS AND OREO ACTIVITY
                                         Third Quarter           Nine Months
                                        ---------------        ---------------
(In Millions)                           1995       1994        1995       1994
--------------------------------------------------------------------------------
Beginning Balance...................   $2,048     $3,441      $2,349     $4,051
Additions...........................       34         62         346        507
Write-offs/Writedowns (A)...........      (63)       (99)       (133)      (311)
Returned to Accrual Status..........      (60)      (141)       (284)      (273)
Sales, Payments/Paydowns and Other..     (171)      (126)       (490)      (837)
                                       ------     ------      ------     ------
Ending Balance......................   $1,788     $3,137      $1,788     $3,137
                                       ======     ======      ======     ======

(A) Represents gross write-offs and writedowns (before recoveries and gains/losses on disposition of OREO) and excludes write-offs on letters of credit and swaps.
--------------------------------------------------------------------------------

Included in Letters of Credit and Other are standby letters of credit, approximately $0.8 billion of which backstop tax-exempt multi-family housing bonds secured by residential properties. Approximately $0.4 billion of the $1.2 billion of outstanding letters of credit at September 30, 1995 related to projects on which debt service is continuing but the loan-to-value ratios have deteriorated below target levels and/or letter of credit fees are not being paid. Additionally, at September 30, 1995, $0.1 billion of other commitments related to borrowers experiencing financial difficulties.

--------------------------------------------------------------------------------
CROSS-BORDER REFINANCING PORTFOLIO
--------------------------------------------------------------------------------
                                  Third Quarter           Nine Months
                                 --------------   %     ---------------   %
(Dollars in Millions)            1995   1994(A) Change  1995    1994(A) Change
--------------------------------------------------------------------------------
Total Revenue ..................  $55    $53      4     $178    $135     32
Operating Expense ..............    4      4      -       12      12      -
Provision for Credit Losses ....    -      -      -        -     (46)    NM
                                  ---    ---            ----    ----
Income Before Taxes ............   51     49      4      166     169     (2)
Income Taxes ...................    8      4     NM       23      21     10
                                  ---    ---            ----    ----
Net Income .....................  $43    $45     (4)    $143    $148     (3)
                                  ===    ===            ====    ====

Average Assets (In Billions) ...  $ 3    $ 3      -     $  3    $  3      -

(A)  Reclassified to conform to latest quarter's presentation.
NM   Not meaningful, as percentage equals or exceeds 100%.
--------------------------------------------------------------------------------

The Cross-Border Refinancing Portfolio reported net income of $43 million in the third quarter and $143 million in the nine months of 1995, compared with $45 million and $148 million in the respective periods of 1994. The 1994 results included a pretax release from the allowance for credit losses of $44 million in the first half of 1994.

Citicorp's cross-border and non-local currency outstandings in the Refinancing Portfolio at September 30, 1995 included $3.8 billion of medium- and long-term outstandings, up $0.2 billion from June 30, 1995 and down $0.1 billion from December 31, 1994, primarily reflecting changes in the fair value of Brazilian securities (included in the available-for-sale securities portfolio). The medium- and long-term debt outstandings at September 30, 1995 included $1.9 billion in Brazil, $0.6 billion in Venezuela, $0.4 billion in the Philippines, $0.3 billion in Uruguay, $0.3 billion in South Africa and $0.3 billion in the aggregate in nine other countries. Refer to footnote D on page 36 for an additional discussion related to amounts classified as Securities.

The amount of Cross-Border Refinancing Portfolio cash basis loans was $24 million at September 30, 1995, down from $104 million at December 31, 1994.

In addition to Citicorp's cross-border and non-local currency outstandings managed in the Cross-Border Refinancing Portfolio, at September 30, 1995,
Citicorp had $4.2 billion of trade and short-term claims, $2.1 billion of investments in and funding of its local franchises, and $0.7 billion of investments in affiliates and debt-equity swaps in these countries. Refer to page 37 for additional information on cross-border and non-local currency outstandings.

--------------------------------------------------------------------------------
CORPORATE ITEMS
--------------------------------------------------------------------------------
                                 Third Quarter            Nine Months
                                --------------    %     ---------------   %
(Dollars in Millions)            1995  1994(A)  Change   1995   1994(A) Change
--------------------------------------------------------------------------------
Total Revenue ................. $ 209   $141      48    $ 479    $501     (4)
Operating Expense .............   118    111       6      288     300     (4)
                                -----   ----            -----    ----
Income Before Taxes ...........    91     30      NM      191     201     (5)
Income Taxes ..................   124      1      NM      407      17     NM
                                -----   ----            -----    ----
Net (Loss) Income ............. $ (33)  $ 29      NM    $(216)   $184     NM
                                =====   ====            =====    ====

(A)  Reclassified to conform to latest quarter's presentation.
NM   Not meaningful, as percentage equals or exceeds 100%.
--------------------------------------------------------------------------------

Corporate Items includes revenue derived from charging businesses for funds employed (based upon a marginal cost of funds concept), unallocated corporate costs, and other corporate items including net gains related to capital-building transactions and the offset created by attributing income taxes to business activities on a local tax-rate basis.

Corporate Items reported net losses of $33 million in the third quarter and $216 million in the nine months of 1995, compared with net income of $29 million and $184 million in the respective periods of 1994.

Results for the third quarter and nine months of 1995 included a $30 million deferred tax benefit, while the 1994 third quarter and nine month results included $124 million and $344 million, respectively, of deferred tax benefits (see Income Taxes discussion on page 29 for additional details). The results for the nine months of 1995 also reflected a $43 million ($70 million pretax) investment writedown in Latin America while the nine months of 1994 results included net gains related to capital building transactions of $88 million ($140 million pretax).

Excluding the items noted above, Corporate Items revenue increased reflecting funding benefits associated with higher equity levels while income tax amounts for the 1995 nine month period reflected higher offsets created as a result of taxes attributed to business activities.

MANAGING GLOBAL RISK
--------------------------------------------------------------------------------
LIQUIDITY
--------------------------------------------------------------------------------
Citicorp manages liquidity through a well-defined process described in the 1994 Annual Report and Form 10-K.

Total deposits of $163.8 billion represent 64% of total funding at September 30, 1995, compared with $155.7 billion (62% of total funding) at December 31, 1994, and are broadly diversified by geography and customer segments. Stockholders' equity, which was $19.5 billion at September 30, 1995 compared with $17.8 billion at December 31, 1994, is also an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp (the
"Parent Company") and its subsidiaries. Total long-term debt outstanding at September 30, 1995, including subordinated capital notes, was $19.0 billion, compared with $17.9 billion at year-end 1994. A diversity of sources, currencies, and maturities is used to gain the broadest practical access to the investor base.

Securitization of assets remains an important source of liquidity. Total assets securitized during the quarter were $2.4 billion, including $2.1 billion of U.S. credit card receivables and $0.3 billion of U.S. consumer mortgages. Total assets securitized during the nine months of 1995 were $7.8 billion, including $6.9 billion of U.S. credit card receivables. As securitized credit card receivables transactions amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. During the nine months of 1995, $3.8 billion of previously securitized credit card receivables amortized and $0.9 billion are scheduled to amortize during the remainder of the year.

The Parent Company is a legal entity separate and distinct from Citibank, N.A. and its other subsidiaries and affiliates. As discussed in the 1994 Annual Report and Form 10-K, there are various legal limitations on the extent to which Citicorp's subsidiaries may extend credit, pay dividends, or otherwise supply funds to Citicorp. As of September 30, 1995, under their applicable dividend limitations, Citicorp's national and state-chartered bank subsidiaries could have declared dividends to their respective parent companies without regulatory approval of approximately $5.3 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that as of September 30, 1995, its bank subsidiaries could have distributed dividends to Citicorp, directly or through their parent holding company, of approximately $4.2 billion of the available $5.3 billion.



--------------------------------------------------------------------------------
PRICE RISK
--------------------------------------------------------------------------------
Citicorp manages the sensitivity of earnings to changes in interest rates, foreign exchange rates, and market prices and volatilities through established procedures described in the 1994 Annual Report and Form 10-K. These include limits set annually for each major category of risk which are monitored and managed by the businesses and reviewed monthly at the corporate level. Citicorp uses a risk management system based on market factors that accommodates the diversity of balance sheet and derivative product exposures and exposure management systems of its various businesses. The market factor approach identifies the variables that cause a change in the value of a financial instrument. Price risk is measured using various tools, including the earnings at risk method, which is applied to non-trading activities, and the potential loss amount method, which is applied to trading activities. These measures are used as indicators to monitor sensitivity of earnings to market risk rather than as a quantification of aggregate risk amounts.

Earnings at risk measures the potential pretax earnings impact on non-trading activities of a specified movement in interest rates for an assumed defeasance period which ranges from one to eight weeks depending on the market liquidity and depth of the instrument involved. The earnings at risk for each currency is calculated by multiplying the repricing gap between interest sensitive items by the specified rate movement, and then taking into account the impact of options, both explicit and embedded. The specific rate movements are statistically derived from a two standard deviation movement which results in a confidence level of 97.5%. The potential earnings effect of market rate movements is managed by modifying the asset and liability mix, either directly or through the use of derivative instruments. These include interest rate swaps and other derivative instruments, which are either designated and effective as hedges or designated and effective in modifying the interest rate characteristics of specified assets or liabilities.

The table below illustrates the effect of derivatives on Citicorp's U.S. dollar earnings at risk for the next 12 months.


--------------------------------------------------------------------------------
TWELVE MONTH U.S. DOLLAR EARNINGS AT RISK (PRETAX)
                                                 Assuming a Rate Move of
                                              -------------------------------
                                              Two Standard       Two Standard
                                               Deviation          Deviation
(In Millions at September 30, 1995)             Increase           Decrease
--------------------------------------------------------------------------------
Excluding Derivatives.......                    $ 134              $(146)
Including Derivatives.......                     (155)               172
--------------------------------------------------------------------------------

The risk profile related to non-trading activities has been modified through the use of derivatives. The table illustrates that including derivatives, Citicorp's earnings in its non-trading activities would be reduced from an increase in interest rates and benefit from a decrease in interest rates.

During the third quarter of 1995, the monthly amount of U.S. dollar earnings at risk for the following 12 months to a two standard deviation increase in rates in Citicorp's significant U.S. businesses had a potential negative impact which ranged from approximately $90 million to $155 million in the aggregate. This is somewhat higher than the range from $5 million to $90 million during the full year 1994 and similar to the range from $30 million to $180 million during 1993. As of September 30, 1995, the U.S. dollar interest rate exposure taken in tenors beyond one year results in earnings at risk of a maximum of $85 million in any single future year.

The price risk of trading activities is measured using the potential loss amount method, which estimates the sensitivity of the value of trading activities to changes in the various market factors, such as interest and foreign exchange rates, over the period necessary to close the position (generally one day). The method considers the probability of movements of these market factors (as derived from a two standard deviation movement) adjusted for correlation among them within each trading center. The daily price risk process monitors exposures against limits and triggers specific management actions to ensure that the potential impact on earnings, due to the many dimensions of price risk, is controlled within acceptable limits.

During the third quarter of 1995, the potential loss amount in the trading portfolios based on monthly averages of daily exposures ranged from approximately $40 million to $50 million in the aggregate for Citicorp's major trading centers, compared with a range for full year 1994 of approximately $45 million to $85 million. The potential loss amounts decreased each quarter in 1994 reflecting a reduced appetite for risk which carried through the nine months of 1995. The level of exposure taken is a function of the market environment and expectations of future price and market movements, and will vary from period to period. Trading-related revenue for the third quarter of 1995 was $558 million, compared with $553 million in the second quarter of 1995 and quarterly revenue ranging from $214 million to $490 million during 1994. The increase in trading-related revenue reflected continued customer demand for risk management products and improved trading activities related to Citicorp's market-making activities.



--------------------------------------------------------------------------------
DERIVATIVE AND FOREIGN EXCHANGE CONTRACTS
--------------------------------------------------------------------------------
Derivative and foreign exchange products are important risk management tools for Citicorp and its customers. These contracts typically take the form of futures, forward, swap, and option contracts, and derive their value from underlying interest rate, foreign exchange, commodity, or equity instruments. They are subject to the same types of liquidity, price, credit, and operational risks as other financial instruments, and Citicorp manages these risks in a consistent manner. As a dealer, Citicorp offers derivative and foreign exchange instruments to customers, separately or with other products, to help them to manage their risk profile, and also trades for its own account. In addition, Citicorp employs derivative and foreign exchange contracts among other instruments as an end-user in connection with its risk management activities. Monitoring procedures entail objective measurement systems, well-defined market and credit risk limits at appropriate control levels, and timely reports to line and senior management according to prescribed policies. Additional information concerning Citicorp's derivative and foreign exchange activities, including a description of accounting policies, is provided in the 1994 Annual Report and Form 10-K.

Notional principal amounts are frequently used as indicators of derivative and foreign exchange activity, serving as a point of reference for calculating payments. Notional principal amounts do not reflect balances subject to credit or market risk, nor do they reflect the extent to which positions offset one another. As a result, they do not represent the much smaller amounts that are actually subject to risk in these transactions. Balance sheet credit exposure arises from unrealized gains and represents the amount of loss that Citicorp would suffer if every counterparty to which Citicorp was exposed were to default at once (i.e., the cost of replacing these contracts), and does not represent actual or expected loss amounts. The table below presents the aggregate notional principal amounts of Citicorp's outstanding derivative and foreign exchange contracts at September 30, 1995, June 30, 1995, and December 31, 1994, along with the related balance sheet credit exposure. The table includes all contracts with third parties, including both dealer and end-user positions.

----------------------------------------------------------------------------------------------------------------
DERIVATIVE AND FOREIGN EXCHANGE CONTRACTS
                                                                                       Balance Sheet
                                               Notional Principal Amounts            Credit Exposure (A)
                                             ------------------------------       --------------------------
                                             Sept. 30   June 30     Dec. 31       Sept. 30  June 30  Dec. 31
(In Billions)                                 1995       1995        1994          1995      1995     1994
----------------------------------------------------------------- ---------------------------------------------
INTEREST RATE PRODUCTS
     Futures Contracts...................   $  196.2  $  216.6    $  175.2       $   -      $   -    $   -
     Forward Contracts...................      401.6     444.1       561.3         0.8        0.9      0.6
     Swap Agreements.....................      423.5     430.3       367.5         7.6        7.3      6.0
     Purchased Options...................      122.5     137.8       110.2         1.2        1.2      1.7
     Written Options.....................      159.8     170.5       105.7           -          -        -
FOREIGN EXCHANGE PRODUCTS
     Futures Contracts...................        0.8       0.5         0.1           -          -        -
     Forward Contracts...................    1,100.7   1,141.5     1,153.0        16.1       19.5     14.9
     Cross-Currency Swap Agreements......       33.5      35.2        33.8         2.1        2.5      2.2
     Purchased Options...................      109.5      85.6        63.6         2.3        2.1      1.3
     Written Options.....................      118.6      92.3        66.2           -          -        -
COMMODITY AND EQUITY PRODUCTS............       30.2      29.9        28.0         0.8        1.1      0.8
                                                                                 -----      -----    -----
                                                                                  30.9       34.6     27.5
EFFECTS OF MASTER NETTING AGREEMENTS (B)                                         (11.7)     (13.5)    (7.0)
                                                                                 -----      -----    -----
                                                                                 $19.2      $21.1    $20.5
                                                                                 =====      =====    =====

(A)  There is no balance  sheet credit  exposure for futures  contracts  because they  settle  daily in cash,  and none for  written  options  because  they represent obligations (rather than assets) of Citicorp.
(B)  Master netting agreements  mitigate credit risk by permitting the offset of amounts  due  from  and  to  individual  counterparties  in  the  event  of counterparty default.
---------------------------------------------------------------------------------------------------------------

The aggregate notional principal amount of derivative and foreign exchange contracts remained relatively unchanged from June 30, 1995. The overall reduction in the balance sheet credit exposure at September 30, 1995 compared to June 30, 1995 reflected reduced volatility in the foreign exchange markets.

Citicorp manages its credit exposure on derivative and foreign exchange instruments as part of the overall extension of credit to individual customer relationships, subject to the same credit approvals, limits, and monitoring procedures used for other activities. In managing the aggregate credit extension to an individual customer, Citicorp measures the amount at risk on a derivative or foreign exchange instrument as the sum of two factors: the current replacement cost (i. e. , balance sheet credit exposure), and the potential increase in the replacement cost over the remaining life of the instrument should market prices change. Citicorp's use of these two risk measures is discussed further in the 1994 Annual Report and Form 10-K. As shown in the table above, replacement cost for all contracts in the aggregate was $19.2 billion at September 30, 1995. The potential increase in replacement cost, estimated as the additional loss that Citicorp would suffer if changes in market rates resulted in additional unrealized gains and every counterparty to which Citicorp was exposed were to default at once, was approximately $38.9 billion in the aggregate for all contracts at September 30, 1995. At year-end 1994, approximately 96% of the total credit exposure was to investment grade counterparties and approximately 91% was under three years tenor, and Citicorp believes the distribution is substantially similar at September 30, 1995. There were no significant amounts of non-performing contracts at September 30, 1995 and there were no substantial credit-related losses on derivative contracts in the third quarter of 1995.

The calculation of risk-adjusted assets for purposes of the regulatory risk-based capital ratios includes risk-weighted credit-equivalent amounts for derivative and foreign exchange contracts, net of bilateral netting arrangements, as applicable. These amounts at September 30, 1995, June 30, 1995, and December 31, 1994 were $2.8 billion, $2.8 billion, and $2.9 billion, respectively, for interest rates contracts and $8.0 billion, $8.3 billion, and $7.6 billion, respectively, for foreign exchange, commodity, and equity contracts.

Citicorp's management of its derivative and foreign exchange activities, including the related accounting and operational controls, is tailored to its dealer and end-user activities.

Citicorp's dealer activities are managed on a market-value basis, which recognizes in earnings the gains or losses resulting from changes in market rates. For other than short-term derivative and foreign exchange contracts, Citicorp defers, at the inception of each contract, an appropriate portion of the initial market value attributable to ongoing costs such as servicing and operational activities. This amount is amortized into trading account or foreign exchange revenue over the life of the contract. The balance of unamortized revenue was $269 million at September 30, 1995. Information regarding derivative and foreign exchange trading-related revenue can be found on page 25.

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

The notional principal amounts of Citicorp's end-user positions as of September 30, 1995, June 30, 1995, and December 31, 1994, and approximate maturities as of September 30, 1995, are reported below. Contract maturities are related to the underlying risk management strategies.

-----------------------------------------------------------------------------------------------------------------------
END-USER DERIVATIVE AND FOREIGN EXCHANGE CONTRACTS
(INCLUDING THIRD-PARTY AND INTERCOMPANY CONTRACTS)

                                      Notional Principal Amounts      Percentage of September 30, 1995 Amount Maturing
                                    -----------------------------    -------------------------------------------------
                                    Sept. 30   June 30    Dec. 31    Within 1  1 to 2  2 to 3  3 to 4  4 to 5  After 5
(Dollars in Billions)                1995       1995       1994       Year     Years   Years   Years   Years   Years
----------------------------------------------------------------------------------------------------------------------
INTEREST RATE PRODUCTS
Futures Contracts ................. $  14.4   $  18.5   $  77.4         82%     14%      3%      1%      -       -
Forward Contracts .................     6.5      10.6       3.7         99       1       -       -       -       -
Swap Agreements ...................    83.9      82.9      68.5         29      21      14      12      11%     13%
Option Contracts ..................    54.1      41.7      32.5         65      23       5       3       3       1
FOREIGN EXCHANGE PRODUCTS
Futures and Forward Contracts .....    57.3      57.4      40.5         99       1       -       -       -       -
Cross-Currency Swap
Agreements ........................     3.4       3.5       3.1         23      20       7       9      18      23
-----------------------------------------------------------------------------------------------------------------------

The changes in notional amounts of end-user interest rate futures and option contracts from December 31, 1994 reflect modified risk management strategies in response to lower U.S. interest rates. The increase in notional amounts of foreign exchange futures and forwards from year-end is due to higher utilization as a result of cross-currency borrowing and lending activity in Europe. In order to achieve targeted levels of earnings at risk, Citicorp's utilization of these instruments is modified from time to time in response to changing market conditions as well as changes in the characteristics and mix of the related assets and liabilities. In this connection, during the third quarter of 1995 interest rate contracts with notional principal amounts of approximately $10.6 billion were closed out, resulting in a net deferred loss of approximately $16.0 million. Total unamortized net deferred losses, including those related to prior period close-outs, were approximately $156.0 million at September 30, 1995, which will be amortized through earnings over the period reflecting the original hedging or risk management strategy (17% in the remainder of 1995, 54% in 1996 and 29% in subsequent years). End-user derivative positions are components of Citicorp's designated asset and liability management activities. Derivatives provide an additional tool for accomplishing risk management objectives, but these same objectives could alternatively be accomplished using other financial instruments. Therefore, Citicorp does not believe it is meaningful to analyze the derivatives component of its risk management activities in isolation from related positions. The table on page 19 provides information about the estimated fair values of financial instruments.

Additional information regarding the outstanding notional amounts and weighted average rates of interest rate swaps at September 30, 1995 is provided in the table below, with three-month LIBOR forward rates included for reference. The table is intended to provide an overview of the swap component of the end-user portfolio but should be viewed only in the context of Citicorp's related assets and liabilities.

--------------------------------------------------------------------------------------------------------------
END-USER INTEREST RATE SWAPS AS OF SEPTEMBER 30, 1995

                                                         Remaining Contracts Outstanding at Sept.30
                                              ----------------------------------------------------------------
(Dollars in Billions)                             1995       1996       1997       1998       1999      2000
--------------------------------------------------------------------------------------------------------------
RECEIVE FIXED SWAPS
     Notional Amounts .........................  $60.8      $44.9      $34.4      $25.5      $16.7      $8.0
     Weighted-Average Fixed Rate ..............    6.6%       6.8%       6.9%       7.1%       7.1%      6.9%
PAY FIXED SWAPS
     Notional Amounts .........................  $12.5      $ 7.4      $ 5.2      $ 3.5      $ 3.1      $2.7
     Weighted-Average Fixed Rate ..............    7.4%       7.2%       7.1%       7.3%       7.2%      7.1%
BASIS SWAPS
     Notional Amounts .........................  $10.6      $ 7.3      $ 2.2      $ 0.9      $ 0.1      $0.1

THREE-MONTH IMPLIED FORWARD LIBOR RATES (A) ...    6.0%       5.8%       6.2%       6.4%       6.6%      6.8%

(A)  The floating rate for a substantial  majority of the end-user interest rate swaps is three-month LIBOR. The three-month LIBOR rates shown above reflect the implied forward yield curve for that index as of September 30, 1995.
--------------------------------------------------------------------------------------------------------------

The Financial Accounting Standards Board is developing possible new accounting standards regarding derivatives and hedge accounting that could significantly affect the accounting treatment of derivative and foreign exchange contracts by Citicorp and its customers. The effects of these changes cannot be determined at present.

--------------------------------------------------------------------------------
ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

The table below presents the estimated fair value in excess of (less than) carrying value of Citicorp's financial instruments as defined in accordance with applicable requirements, including financial assets and liabilities recorded on the balance sheet as well as off-balance sheet instruments such as derivative and foreign exchange contracts, loan commitments, and credit card receivable securitizations. To better reflect Citicorp's values subject to market risk and to illustrate the interrelationships that characterize risk management strategies, the table below also provides estimated fair value data for the expected time period until runoff of existing deposits with no fixed maturity.


--------------------------------------------------------------------------------
ESTIMATED FAIR VALUE IN EXCESS OF (LESS THAN) CARRYING VALUE
                                                      Sept. 30  June 30  Dec. 31
(In Billions)                                          1995      1995     1994
--------------------------------------------------------------------------------
Assets and Liabilities..............................  $ 4.4     $ 4.3    $ 4.6
End-User Derivative and Foreign Exchange Contracts..    0.5       0.4     (1.4)
Loan Commitments....................................   (0.1)     (0.1)    (0.2)
Credit Card Receivable Securitizations (A)..........   (0.1)     (0.1)     0.7
                                                       -----     -----    -----
                                                        4.7       4.5      3.7
Deposits with No Fixed Maturity (B).................    2.4       2.4      2.9
                                                      -----     -----    -----
Total...............................................  $ 7.1     $ 6.9    $ 6.6
                                                      =====     =====    =====

(A) Represents the estimated excess in fair value of the underlying receivables and investor certificates, which is derived by Citicorp in the form of excess servicing, and principally arises from fixed rates payable to certificate holders.
(B) Represents the estimated excess fair value related to the expected time period until runoff of existing deposits with no fixed maturity on the balance sheet at September 30, 1995, without assuming any regeneration of balances, based on the estimated difference between the cost of funds on these deposits and the cost of funds from alternative sources.
--------------------------------------------------------------------------------

In the aggregate, estimated fair values exceeded carrying values by approximately $7.1 billion at September 30, 1995, $6.9 billion at June 30, 1995, and $6.6 billion at December 31, 1994. The increase from December 31, 1994 is primarily due to the effect of declining interest rates on the value of derivative contracts which was partially offset by decreases related to the value of fixed rate liabilities, asset securitizations, and deposits with no fixed maturity due to the same interest rate environment.

--------------------------------------------------------------------------------
CAPITAL
--------------------------------------------------------------------------------

Citicorp is subject to risk-based capital guidelines issued by the Federal Reserve Board ("FRB"). These guidelines are supplemented by a leverage ratio requirement. The risk-based capital guidelines and the leverage ratio requirement are detailed in the 1994 Annual Report and Form 10-K.

Common stockholders' equity increased a net $668 million during the quarter, principally reflecting earnings for the quarter, dividends declared on common and preferred stock, the effect of the stock repurchase program, and increases of $547 million related to the partial conversions of Preferred Stock, Series 13 and 15. Common stockholders' equity at September 30, 1995 totaled $16.1 billion and represented 6.27% of assets. Tier 1 capital at quarter-end was $18.6 billion. Citicorp's Tier 1 capital ratio was 8.38% at September 30, 1995, compared with 8.43% at June 30, 1995, and 7.80% at December 31, 1994. Total capital (Tier 1 and Tier 2) was $27.3 billion at September 30, 1995, compared with $27.3 billion at June 30, 1995 and $26.1 billion at December 31, 1994.

During the third quarter of 1995, Citicorp repurchased 11,403,100 shares of common stock, under the previously reported $3 billion stock repurchase program, at an aggregate purchase price of $750 million. Through September 30, 1995, Citicorp had repurchased 12,253,100 shares of common stock at an aggregate cost of $800 million.

On September 1, 1995, Citicorp redeemed 24 million depositary shares of Conversion Preferred Stock, Series 15 ("PERCS"), by issuing approximately 8 million shares of common stock. On October 12, 1995, Citicorp announced that it would redeem the final 22.9 million depositary shares of PERCS prior to their mandatory conversion date of November 30, 1995, by issuing approximately 6.4 million shares of common stock on November 13, 1995. In total, for the three PERCS calls, 27.5 million shares of common stock will have been issued to convert $1.1 billion of originally outstanding PERCS (76.9 million PERCS shares).

In the third quarter of 1995, Citicorp issued approximately 10.6 million shares of common stock for the conversion of 3.9 million depositary shares, or 29%, of its Conversion Preferred Stock, Series 13.

Citicorp has entered into forward purchase agreements on its common stock, to be settled in shares of its common stock on a net basis. The agreements are designed to have an effect at settlement similar to that of the PERCS, in that they will reduce the number of shares of common stock outstanding if the market price of Citicorp common stock increases (as a result of delivery of shares of common stock by the counterparty to Citicorp). To the extent that the market price of Citicorp common stock decreases, the agreements will increase the number of common shares outstanding. Certain of the agreements permit Citicorp to elect to settle in cash in lieu of delivery of shares of its common stock. The number of common shares and the forward strike prices are based in part on the common stock prices applicable to the redemption of the PERCS. The accounting for these contracts is described in Citicorp's Financial Review and
Form 10-Q for the quarter ended March 31, 1995. As of September 30, 1995, agreements were in place covering approximately $550 million of Citicorp common stock, of which approximately 48% had forward prices established. As a result of the final PERCS call on October 12, 1995, substantially all of the forward prices had been established. If the priced portion of these agreements was settled based on the September 30, 1995 market price of Citicorp common stock ($70.75 per share), Citicorp would be entitled to receive approximately 1.0 million shares.

--------------------------------------------------------------------------------
CITICORP RATIOS
                                   Minimum     Sept.30    June 30    Dec. 31
                                   Required     1995       1995       1994
--------------------------------------------------------------------------------
Common Stockholders' Equity ....                6.27%      6.02%      5.42%

Tier 1 Capital .................     4.00%      8.38       8.43       7.80
Tier 1 and Tier 2 Capital ......     8.00      12.31      12.40      12.04

Leverage (A) ...................     3.00+      7.35       7.19       6.67

(A)  Citicorp  has not been  advised by the FRB of a specific  minimum  leverage ratio.
--------------------------------------------------------------------------------

As of August 3, 1995, the five-year performance-based stock options granted to a key group of employees in July 1993 had vested in full. To further focus management's efforts to increase the company's return to shareholders, Citicorp decided to grant new five-year performance-based stock options to a broader group of key employees, exercisable for up to 5.75 million common shares at the prices prevailing on the grant dates. During the third quarter, approximately
4.6 million of these options were granted. One-half of these options will vest at such time as Citicorp's common stock price has reached $100 per share and the balance will vest upon such price reaching $115 per share, in each case assuming the price remains at or above the indicated price level for twenty of thirty consecutive trading days. These options have been awarded pursuant to the Stock Incentive Plan approved by shareholders in 1988.

-------------------------------------------------------------------------------------------
COMPONENTS OF RISK-BASED CAPITAL UNDER REGULATORY GUIDELINES

                                                             Sept. 30     June 30   Dec. 31
(In Millions)                                                  1995         1995      1994
-------------------------------------------------------------------------------------------
TIER 1 CAPITAL
Common Stockholders' Equity...............................    $16,147     $15,479   $13,582
Perpetual Preferred Stock (A).............................      3,348       3,895     4,187
Minority Interest.........................................         63          61        55
Less:
Net Unrealized Gains - Securities Available for Sale......        319         204       278
Intangible Assets (B).....................................        311         327       344
50% Investment in Certain Subsidiaries (C)................        315         307       283
                                                              -------     -------   -------
Total Tier 1 Capital......................................     18,613      18,597    16,919
                                                              -------     -------   -------

TIER 2 CAPITAL
Allowance for Credit Losses (D) ..........................      2,811       2,788     2,741
Qualifying Debt (E).......................................      6,232       6,264     6,742
Less: 50% Investment in Certain Subsidiaries (C)..........        315         307       283
                                                              -------     -------   -------
Total Tier 2 Capital......................................      8,728       8,745     9,200
                                                              -------     -------   -------

Total Capital (Tier 1 and Tier 2).........................    $27,341     $27,342   $26,119
                                                             ========    ========  ========

Net Risk-Adjusted Assets (F)..............................   $222,192    $220,487  $216,856
                                                             ========    ========  ========

(A)  At June 30,  1995,  excludes  $125 million of  Perpetual  Preferred  Stock,
     Series 9, which was called for redemption on June 21, 1995 and was redeemed for cash on July 21, 1995.
(B)  Includes goodwill and certain identifiable intangible assets.
(C)  Primarily Citicorp Securities, Inc.
(D) Includable up to 1.25% of risk-adjusted assets.Any excess allowance is deducted from risk-adjusted assets.
(E) Includes qualifying senior and subordinated debt, in an amount not exceeding 50% of Tier 1 capital, subordinated capital notes, and limited life preferred stock, subject to certain limitations.
(F) Net risk-adjusted assets include certain off-balance sheet activities and commitments such as foreign exchange and derivative products and letters of credit and also reflect deductions for intangible assets and any excess allowance for credit losses.See pages 15 through 19 for further discussion of derivative and foreign exchange activities.

-------------------------------------------------------------------------------------------

Citicorp's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At September 30, 1995, all of Citicorp's subsidiary depository institutions were "well capitalized" under the federal bank regulatory agencies' definitions.

--------------------------------------------------------------------------------
CITIBANK, N.A. RATIOS
                                   Minimum    Sept. 30     June 30   Dec. 31
                                   Required    1995         1995      1994
--------------------------------------------------------------------------------

Common Stockholder's Equity.....               7.19%        7.15%     6.91%

Tier 1 Capital..................    4.00%      8.42         8.43      7.83
Tier 1 and Tier 2 Capital.......    8.00      12.93        12.95     12.44

Leverage (A)....................    3.00+      6.74         6.51      6.09

(A)  Citibank, N.A. has not been advised of a specific minimum leverage ratio.
--------------------------------------------------------------------------------

From time to time, the FRB and the Federal Financial Institutions Examination Council propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets.

STATEMENT OF INCOME ANALYSIS
--------------------------------------------------------------------------------
NET INTEREST REVENUE (TAXABLE EQUIVALENT BASIS)
--------------------------------------------------------------------------------

Net interest revenue increased 5% from the second quarter of 1995 and 11% from the third quarter of 1994, primarily reflecting higher net rate spreads, including funding benefits associated with higher equity levels. Additionally, net interest revenue in the third quarter of 1995 compared with the year-ago quarter reflected an increase in interest-earning assets. Net interest revenue and interest rate spreads for all periods presented were reduced by the effect of credit card receivable securitizations. Adjusted for the effect of credit card receivable securitizations, net interest revenue increased 5% from the 1995 second quarter and 9% from the 1994 third quarter. The adjusted net rate spread increased to 5.04% in the third quarter from 4.80% in both the second quarter of 1995 and the third quarter of 1994.

The adjusted net rate spread in the U.S. of 5.23% in the 1995 third quarter was up from 4.81% in the 1995 second quarter and 4.92% in the 1994 third quarter. The increase in the adjusted net rate spread in the U.S. from the second quarter of 1995 principally reflected increased volumes in the U.S. credit card business, a $25 million benefit as a result of a reduced deposit insurance assessment rate, and a decrease in the level of lower yielding trading-related assets in the Global Finance business in North America. The deposit insurance assessment rate reduction, which primarily benefited the Global Consumer businesses, included a refund of approximately $6 million related to the second quarter of 1995 and will benefit net interest revenue on an annualized basis by approximately $70 million at current deposit levels. The improvement over the 1994 third quarter reflected the above noted items as well as a lower cost to carry cash-basis loans and OREO, partially offset by lower trading-related net interest revenue in the Global Finance businesses and a decrease in spreads in the U.S. credit card business.

The net rate spread outside the U.S. of 4.85% in the third quarter of 1995 increased slightly from the 1995 second quarter and was up from 4.67% in the 1994 third quarter. The increase in the net rate spread from the third quarter of last year reflected higher spreads on Global Finance activities in the Emerging Markets partially offset by lower spreads in Brazil, which had benefited from an unusually favorable rate environment and a revenue-related tax reserve release in the third quarter of 1994.

The $8.4 billion increase in adjusted average interest-earning assets from the third quarter of 1994 was mainly attributable to higher levels of credit card loan volumes in the U.S. and Asia Pacific regions, and the growth in loan volumes in the Global Finance Emerging Markets, partially offset by a reduction in trading-related assets in Global Finance North America.

-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST REVENUE STATISTICS                          3rd Qtr.  2nd Qtr.  1st Qtr.     4th Qtr.   3rd Qtr.  2nd Qtr.  1st Qtr.
(TAXABLE EQUIVALENT BASIS) (A) (B)                        1995      1995      1995         1994       1994      1994      1994
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST REVENUE:
(In Millions)
     U.S............................................     $1,104    $1,017    $1,047      $1,025     $1,015    $  911    $  945
     Outside the U.S................................      1,502     1,459     1,286       1,303      1,337     1,259     1,142
                                                         ------    ------    ------      ------     ------    ------    ------
     Total..........................................     $2,606    $2,476    $2,333      $2,328     $2,352    $2,170    $2,087
                                                         ======    ======    ======      ======     ======    ======    ======
AVERAGE INTEREST-EARNING ASSETS:
(In Billions)
     U.S............................................      $98.7    $103.1    $104.9      $103.9     $ 99.9    $100.8    $102.7
     Outside the U.S................................      122.8     121.8     118.8       115.3      113.6     108.9     108.1
                                                          -----     -----     -----       -----      -----     -----     -----
     Total..........................................     $221.5    $224.9    $223.7      $219.2     $213.5    $209.7    $210.8
                                                         ======    ======    ======      ======     ======    ======    ======
NET RATE SPREAD:
     U.S............................................      4.44%      3.96%    4.05%       3.91%     4.03%      3.63%     3.73%
     Outside the U.S................................      4.85       4.80     4.39        4.49      4.67       4.63      4.29
     Total..........................................      4.67       4.42     4.23        4.21      4.37       4.15      4.01

ADJUSTED FOR THE EFFECT OF CREDIT CARD SECURITIZATION
NET INTEREST REVENUE:
(In Millions)
       U.S..........................................     $1,612    $1,514    $1,515      $1,495     $1,525    $1,451    $1,474
       Total........................................      3,114     2,973     2,801       2,798      2,862     2,710     2,616
AVERAGE INTEREST-EARNING ASSETS:
(In Billions)
       U.S..........................................     $122.3    $126.4    $127.4      $125.5     $123.1    $125.5    $126.9
       Total........................................      245.1     248.2     246.2       240.8      236.7     234.4     235.0
NET RATE SPREAD:
       U.S..........................................      5.23%     4.81%     4.82%       4.73%      4.92%     4.64%     4.71%
       Total........................................      5.04      4.80      4.61        4.61       4.80      4.64      4.52

(A)  Includes appropriate allocations for capital and funding costs based on the location of the asset.
(B)  The taxable  equivalent  adjustment is based on the U.S. federal  statutory tax rate of 35% for the periods presented.
-----------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
FEE AND COMMISSION REVENUE
--------------------------------------------------------------------------------
                                                   Third Quarter     Nine Months
                                                  --------------  --------------
(In Millions)                                      1995    1994    1995    1994
--------------------------------------------------------------------------------
Global Consumer:
    Developed Markets ..........................  $  607  $  645  $1,823  $1,915
    Emerging Markets ...........................     228     182     643     541
                                                  ------  ------  ------  ------
    Total ......................................     835     827   2,466   2,456
Global Finance and Other .......................     433     453   1,327   1,322
                                                  ------  ------  ------  ------
Total Fee and Commission Revenue ...............  $1,268  $1,280  $3,793  $3,778
                                                  ======  ======  ======  ======

ADJUSTED FOR THE EFFECT OF CREDIT
CARD SECURITIZATION (A)
    Global Consumer - Developed Markets.........  $  592  $  599  $1,751  $1,776
    Total ......................................   1,253   1,234   3,721   3,639

(A)  Refer to page 30 for additional discussion.
--------------------------------------------------------------------------------

Total fee and commission revenue of approximately $1.3 billion and $3.8 billion in the third quarter and nine months of 1995, respectively, was essentially unchanged from the year-ago levels. Adjusted for the effect of credit card receivable securitizations, fee and commission revenue in the third quarter and nine months of 1995 was up slightly from the comparable year-ago periods.

In the Global Consumer Emerging Markets, fee and commission revenue showed continued double-digit growth, with increases of 25% and 19%, respectively, in the third quarter and nine months of 1995 from the comparable 1994 periods. The increases reflected growth across various consumer products offered in these markets, particularly credit card related fees in Asia.

In the Global Consumer Developed Markets, adjusted fee and commission revenue was up 2% from the second quarter of 1995 but down 1% from both the respective third quarter and nine months of 1994. Credit card fees were up slightly from the second quarter of 1995 due to higher seasonal charge volumes, but were essentially unchanged from the year-ago levels, reflecting higher charge volumes offset by the phasing out of annual cardholder fees on most credit cards. Additionally, fee revenue for the third quarter and nine months of 1995 compared to the respective 1994 periods reflected lower private banking fee revenue as a result of shifts in market conditions since mid-1994 that caused clients to reduce their investment activities and move to lower-risk products.

In the Global Finance business, continued growth in transaction banking fee revenue, particularly in the Emerging Markets, was offset by weaker corporate finance and credit related fee revenue during the quarter.

--------------------------------------------------------------------------------
TRADING-RELATED REVENUE
--------------------------------------------------------------------------------

Trading-related revenue is reported in the "Trading Account" and "Foreign Exchange" captions on the income statement, but also includes other amounts, principally reflected in "Net Interest Revenue." The table below presents trading-related revenue by income statement caption, by trading activity, and by business-sector source.

--------------------------------------------------------------------------------
                                             Third Quarter        Nine Months
                                            ---------------   ------------------
(In Millions)                               1995      1994     1995       1994
--------------------------------------------------------------------------------
BY INCOME STATEMENT LINE:
      Trading Account .................   $   182   $   105   $   363   $   129
      Foreign Exchange ................       250       182       878       388
      Other (A) .......................       126       203       265       521
                                          -------   -------   -------   -------
      Total ...........................   $   558   $   490   $ 1,506   $ 1,038
                                          =======   =======   =======   =======
BY TRADING ACTIVITY:
      Foreign Exchange (B) ............   $   294   $   183   $   862   $   495
      Derivative (C) ..................       137       166       356       336
      Fixed Income (D) ................        46        46        55       (21)
      Other ...........................        81        95       233       228
                                          -------   -------   -------   -------
      Total ...........................   $   558   $   490   $ 1,506   $ 1,038
                                          =======   =======   =======   =======
BY BUSINESS SECTOR:
      Global Finance
            Developed Markets .........   $   317   $   226   $   816   $   470
            Emerging Markets ..........       181       217       508       430
      Global Consumer and Other .......        60        47       182       138
                                          -------   -------   -------   -------
      Total ...........................   $   558   $   490   $ 1,506   $ 1,038
                                          =======   =======   =======   =======

(A)  Primarily net interest revenue.
(B)  Includes foreign exchange spot, forward, and option contracts.
(C) Primarily interest rate and currency swaps, options, financial futures, and equity and commodity contracts.
(D) Principally debt instruments including government and corporate debt as well as mortgage-backed securities.
--------------------------------------------------------------------------------
Trading-related revenue of $558 million and $1.5 billion in the third quarter and nine months of 1995 reflected continued demand for risk management products and a more favorable trading environment than that which existed in 1994.

Trading-related revenue in the 1995 third quarter was essentially unchanged from the strong 1995 second quarter level but grew $68 million from the 1994 third quarter reflecting strong foreign exchange activities across most regions, partially offset by a decline in revenue in Latin America, where volatility decreased through the quarter.

Trading-related revenue of $1.5 billion in the nine months of 1995 was up sharply from the comparable 1994 period, which reflected a difficult market environment in the first half of the year. The increase was led by the Europe and Asia Pacific regions and reflected higher revenue from all products, with particularly strong results in foreign exchange.

--------------------------------------------------------------------------------
 SECURITIES TRANSACTIONS
--------------------------------------------------------------------------------

Net gains from the sale of securities were $21 million in the third quarter and $65 million in the nine months of 1995, compared with $5 million and $178 million in the respective 1994 periods. In the third quarter and nine months of 1995, gross realized gains on sales of securities available for sale totaled $38 million and $102 million, respectively ($27 million and $233 million in the comparable 1994 periods). In the third quarter and nine months of 1995, gross realized losses on sales of securities available for sale totaled $17 million and $37 million, respectively ($22 million and $55 million in the comparable 1994 periods). Results for the nine months of 1994 included a realized gain of $71 million (reported as a capital building transaction) on the sale of Brazilian interest bonds received in a previous restructuring.

The fair value of securities available for sale and the related adjustment to stockholders' equity may fluctuate over time based on market conditions and changes in market interest rates, as well as events and trends affecting specific securities.

------------------------------------------------------------------------------------
OTHER REVENUE
------------------------------------------------------------------------------------
                                                 Third Quarter        Nine Months
                                                ----------------    --------------
(In Millions)                                   1995     1994(A)    1995    1994(A)
------------------------------------------------------------------------------------
Securitized Credit Card Receivables .........  $  274   $  251     $  734  $  695
Venture Capital .............................      89       48        362     152
Affiliate Earnings ..........................      50       45        157     162
Mortgage Pass-Through Securitization Activity       4      (13)        11     (60)
Foreign Currency Translation (Losses)/Gains .      (3)      (9)         2      (2)
Capital Building Transactions ...............       -        -          -      69
Net Asset Gains and Other Items .............      24       85        133     158
                                               ------   ------     ------  ------
Total .......................................  $  438   $  407     $1,399  $1,174
                                               ======   ======     ======  ======

(A) Reclassified to conform to latest quarter's presentation.
------------------------------------------------------------------------------------


The increase in revenue related to securitized credit card receivables in the 1995 third quarter principally reflected higher net interchange revenue as a result of higher charge volumes. The increase in revenue in the nine months of 1995 reflected lower net credit loss rates and higher net interchange revenue, partially offset by reduced net interest spreads and lower average securitization volumes. The effect of credit card receivable securitizations is discussed in more detail on page 30.

Venture capital revenue in the third quarter and nine months of 1995 was up from the respective 1994 periods, including, in the second quarter of 1995, a gain related to a public offering of shares of a corporation in which Citicorp has an ownership interest. Investments of venture capital subsidiaries are carried at fair value and earnings volatility can occur in the future, based on general market conditions as well as events and trends affecting specific venture capital investments.

Revenue from mortgage pass-through securitization activity in the 1995 third quarter reflected improved pass-through gains and higher excess servicing revenue. The improvement in revenue in the nine months of 1995 reflected higher excess servicing revenue in 1995 and net adjustments in 1994 for accelerated prepayments of securitized mortgages.

Net asset gains and other items in the 1995 third quarter and nine months were lower than the amounts in the comparable 1994 periods, which included higher net gains on assets held in the Global Finance business. Additionally, revenue in the nine months of 1995 reflected the writedown of an investment in Latin America.

Revenue from capital building transactions in the nine months of 1994 included recognition of the fair value of bonds received in connection with the Brazil refinancing agreement, partially offset by writedowns in the value of certain investments in Latin America.

--------------------------------------------------------------------------------
PROVISION AND ALLOWANCE FOR CREDIT LOSSES
--------------------------------------------------------------------------------
The provision for credit losses in the third quarter and nine months of 1995 included charges in excess of consumer and non-refinancing portfolio commercial net write-offs of $75 million and $225 million, respectively, to build the allowance for credit losses, compared with charges of $100 million in the third quarter of 1994 and $300 million in the nine months of 1994.

Details of net write-offs (recoveries) and the provision for credit losses are included in the following table.

--------------------------------------------------------------------------------------------------
NET WRITE-OFFS (RECOVERIES) AND PROVISION FOR CREDIT LOSSES
                                                        Third Quarter             Nine Months
                                                     ------------------       --------------------
(In Millions)                                         1995        1994         1995         1994
--------------------------------------------------------------------------------------------------
NET WRITE-OFFS (RECOVERIES):
     Global Consumer .............................   $   415     $   315      $ 1,103      $   954

     Global Finance ..............................        49         (41)          57          (78)
     North America Commercial Real Estate ........        37          62           75          193
                                                     -------     -------      -------      -------
     Total Non-Refinancing Commercial ............        86          21          132          115
                                                     -------     -------      -------      -------

     Cross-Border Refinancing Portfolio (A) ......         -         (19)         (10)        (383)
                                                     -------     -------      -------      -------
     Total .......................................   $   501     $   317      $ 1,225      $   686
                                                     =======     =======      =======      =======

PROVISION FOR CREDIT LOSSES:
     Global Consumer .............................   $   465     $   365      $ 1,253      $ 1,104

     Global Finance ..............................        74         (28)         132          (41)
     North America Commercial Real Estate ........        37          99           75          306
                                                     -------     -------      -------      -------
     Total Non-Refinancing Commercial ............       111          71          207          265
                                                     -------     -------      -------      -------

     Cross-Border Refinancing Portfolio ..........         -           -            -          (46)
                                                     -------     -------      -------      -------
     Total .......................................   $   576     $   436      $ 1,460      $ 1,323
                                                     =======     =======      =======      =======

(A)  Includes a credit  recovery  of $318  million in the nine months of 1994 as part of the step-up to market value of instruments received pursuant to the
     Brazil refinancing agreement completed in 1994.
--------------------------------------------------------------------------------------------------

The consumer credit loss provision included a charge in excess of net write-offs of $50 million in the third quarter and $150 million for the first nine months of both 1995 and 1994. The increase in Global Consumer net write-offs was primarily due to loan portfolio growth, particularly in on-balance sheet credit card receivables. Adjusted for credit card receivable securitizations, net write-offs as a percentage of average consumer loans rose to 2.02% during the quarter from 1.98% in the second quarter of 1995 and from 1.90% in the third quarter of 1994. The increase in the loss ratio from the prior periods reflected the impact of a larger proportion of U.S. credit card receivables in the consumer portfolio, as well as increased loss rates in certain countries in Latin America. Improvements in the U.S. branch and mortgage businesses, along with the effect of higher loan volumes in Asia Pacific, partially offset the increase in the overall ratio since the third quarter of last year. The net credit loss ratio may increase as a result of the economic and political conditions in Latin America as well as continued portfolio growth in the U.S. credit card business.

The non-refinancing portfolio commercial credit loss provisions included charges in excess of net write-offs of $25 million and $75 million in the third quarter and nine months of 1995, compared with charges of $50 million and $150 million in the respective 1994 periods. The North America Commercial Real Estate business benefited from lower write-offs and higher recoveries in the 1995 periods as a result of increased liquidity and improving conditions in most markets. Global Finance net write-offs in the third quarter and nine months of 1995 reflected both higher write-offs as well as lower recoveries; however, annualized net write-offs on the Global Finance portfolio remained low at 0.15% of average loans.

For analytical purposes, Citicorp views its allowance as attributable to portions of its credit portfolio as shown in the following table. However, all identified credit losses are immediately written off, and the allowance is available to absorb all probable credit losses. Additionally, the attribution of the allowance among portions of the portfolio may change from time to time.

--------------------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES
                                         Sept. 30     June 30      Mar. 31      Dec. 31      Sept. 30
(Dollars In Millions)                     1995        1995         1995         1994         1994
--------------------------------------------------------------------------------------------------------
Global Consumer .......................  $1,931       $1,923       $1,897       $1,834       $1,790
Commercial ............................   3,410        3,385        3,373        3,321        3,270
                                         ------       ------       ------       ------       ------

Total .................................  $5,341       $5,308       $5,270       $5,155       $5,060
                                         ======       ======       ======       ======       ======

Reserve For Global Consumer
     Sold Portfolios ..................  $  473       $  467       $  450       $  422       $  467
                                         ======       ======       ======       ======       ======

Allowance As a Percentage of Total
   Loans:
     Global Consumer ..................    1.88%        1.91%        1.93%        1.90%        1.97%
     Commercial .......................    5.89         5.90         5.79         5.95         5.90
     Total ............................    3.32         3.36         3.37         3.38         3.46
--------------------------------------------------------------------------------------------------------

Continued uncertainty in the economic environment and higher loan volumes may result in further increases in the allowance for credit losses.


--------------------------------------------------------------------------------
OPERATING EXPENSE
--------------------------------------------------------------------------------

EMPLOYEE EXPENSE

Employee expense was $1.5 billion in the third quarter and $4.3 billion in the nine months of 1995, up $126 million and $470 million from the comparable 1994 periods. These increases principally reflected higher staff levels related to business expansion in the Emerging Markets, growth in the U.S. and Europe credit card business, an increase of $18 million in the third quarter of 1995 ($81 million in the 1995 nine month period) related to performance-based compensation, as well as the foreign currency translation effect of the weaker U.S. dollar.

OTHER EXPENSE

Other expense was $1.3 billion in the third quarter and $4.0 billion in the nine months of 1995, up $37 million and $281 million from the comparable periods of 1994. These increases primarily reflected business expansion in the Emerging Markets; the introduction of the co-branded railway card in Germany; spending in support of account growth (and, in the 1995 nine month period, higher marketing and advertising costs) in the U.S. credit card business; costs associated with higher volume in the transaction services business; continued investments in operational and technological efficiencies; and the foreign currency translation effect of the weaker U.S. dollar. These increases were partially offset by lower net OREO costs.

RESTRUCTURING ACTIVITIES

Citicorp has taken a series of actions in prior years to control costs and improve productivity. These actions included a $425 million restructuring charge in 1993, comprising $319 million related to workforce reductions, $88 million attributable to asset writedowns, and $18 million in other actions. Substantially all of these amounts will have been utilized by year-end 1995. A total of $359 million of these restructuring charges had been utilized through September 30, 1995. The $66 million remaining relates solely to workforce reductions. While future changes in estimates may occur, it is expected that any such changes will be immaterial to Citicorp's operations.

The $319 million charge related to workforce reductions provided for the elimination of approximately 6,000 positions of which approximately 5,500 have been eliminated to date. The remaining workforce reductions are anticipated to be substantially completed in the fourth quarter of 1995. These actions are directed toward improved efficiency rather than curtailments of business activity, and help to offset cost increases that otherwise result from inflation and business expansion.


--------------------------------------------------------------------------------
INCOME TAXES
--------------------------------------------------------------------------------

Income taxes were $511 million in the third quarter and $1.6 billion in the nine months of 1995 after reflecting a $30 million tax benefit related to a reduction in the deferred tax asset valuation allowance resulting from a reassessment of the expected level and mix of future earnings. The effective tax rates in the 1995 third quarter and nine months were 37% and 38%, respectively. The 1994 third quarter and nine months effective tax rates were 29% and 30%, respectively, and included the recognition of $124 million of deferred tax benefits in the third quarter ($194 million for the nine months of 1994) related to current operations and a $150 million reduction of the deferred tax asset valuation allowance in the nine months of 1994, resulting from a reassessment of the expected level and mix of future earnings. The effective tax rates on current operations for the nine month periods were 39% in 1995 and 34% in 1994.

--------------------------------------------------------------------------------
EFFECT OF CREDIT CARD RECEIVABLE SECURITIZATIONS
--------------------------------------------------------------------------------

During the nine months of 1995, $6.9 billion of credit card receivables were sold. The total amount of securitized receivables, net of amortization, as of September 30, 1995, was $24.4 billion, compared with $21.3 billion as of December 31, 1994.

The securitization of credit card receivables, which is fully described in the 1994 Annual Report and Form 10-K, does not affect the earnings reported in a period. However, securitization affects the manner in which the revenue is reported in the income statement. For securitized receivables, amounts that would otherwise be reported as net interest revenue, as fee and commission revenue, and as credit losses on loans are instead reported as fee and commission revenue (for servicing fees) and as other revenue (for the remaining cash flows to which Citicorp is entitled, net of credit losses). The table below shows the net impact of the securitization of credit card receivables as an increase or (decrease) to the amounts reported in the Consolidated Statement of Income and Average Balance Sheet, and under the captions of Return on Assets and Consumer Net Credit Loss Ratio. Refer to page 7 for further discussion.

--------------------------------------------------------------------------------
                                          Third Quarter         Nine Months
                                      -------------------   --------------------
(Dollars In Millions)                    1995      1994       1995        1994
--------------------------------------------------------------------------------

Net Interest Revenue ...............  $  (508)   $  (510)   $(1,473)   $(1,579)
Fee and Commission Revenue .........       15         46         72        139
Other Revenue ......................      274        251        734        695
Provision for Credit Losses ........     (219)      (213)      (667)      (745)
                                      -------    -------    -------    -------
Net Income Impact of Securitization   $     -    $     -    $     -    $     -
                                      =======    =======    =======    =======

Average Assets (In Billions) .......  $   (24)   $   (23)   $   (23)   $   (24)
Return on Assets ...................      .11%       .11%       .10%       .10%
Consumer Net Credit Loss Ratio .....     (.39)      (.47)      (.45)      (.59)

--------------------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------------------------------------------------
 CONSOLIDATED STATEMENT OF INCOME                                             CITICORP AND SUBSIDIARIES
                                                                      Third Quarter                 Nine Months
                                                                   ---------------------       ----------------------
(In Millions Except Per Share Amounts)                              1995         1994           1995          1994
------------------------------------------------------------------------------------------------------------------------
INTEREST REVENUE
Interest and Fees on Loans ...................................   $  4,508      $  3,760      $ 13,217      $ 12,127
Interest on Deposits with Banks ..............................        198           154           580           732
Interest on Federal Funds Sold and Securities
 Purchased Under Resale Agreements ...........................        261           366           770         3,028
Interest and Dividends on Securities
    U. S. Treasury and Federal Agencies ......................         66            59           191           175
    State and Municipal ......................................         22            21            67            53
    Other (Principally in offices outside the U.S.)  .........        312           253           893           670
Interest on Trading Account Assets ...........................        428           444         1,387         1,626
                                                                 --------      --------      --------      --------
     Total Interest Revenue ..................................      5,795         5,057        17,105        18,411
                                                                 --------      --------      --------      --------

INTEREST EXPENSE
Interest on Deposits .........................................      2,179         1,855         6,613         6,914
Interest on Trading Account Liabilities ......................         71            65           216           197
Interest on Purchased Funds and Other Borrowings .............        579           544         1,816         3,320
Interest on Long-Term Debt and Subordinated Capital Notes ....        368           247         1,069         1,391
                                                                 --------      --------      --------      --------
     Total Interest Expenses .................................      3,197         2,711         9,714        11,822
                                                                 --------      --------      --------      --------

NET INTEREST REVENUE .........................................      2,598         2,346         7,391         6,589
                                                                 --------      --------      --------      --------

PROVISION FOR CREDIT LOSSES ..................................        576           436         1,460         1,323
                                                                 --------      --------      --------      --------

NET INTEREST REVENUE AFTER PROVISION FOR CREDIT LOSSES .......      2,022         1,910         5,931         5,266
                                                                 --------      --------      --------      --------

FEES, COMMISSIONS, AND OTHER REVENUE
Fees and Commissions .........................................      1,268         1,280         3,793         3,778
Trading Account ..............................................        182           105           363           129
Foreign Exchange .............................................        250           182           878           388
Securities Transactions ......................................         21             5            65           178
Other Revenue ................................................        438           407         1,399         1,174
                                                                 --------      --------      --------      --------

     Total Fees, Commissions, and Other Revenue ..............      2,159         1,979         6,498         5,647
                                                                 --------      --------      --------      --------

OPERATING EXPENSE
Salaries .....................................................      1,122         1,050         3,321         2,978
Employee Benefits ............................................        338           284           979           852
                                                                 --------      --------      --------      --------
     Total Employee Expense ..................................      1,460         1,334         4,300         3,830
Net Premises and Equipment Expense ...........................        433           396         1,260         1,156
Other Expense ................................................        900           900         2,724         2,547
                                                                 --------      --------      --------      --------
     Total Operating Expense .................................      2,793         2,630         8,284         7,533
                                                                 --------      --------      --------      --------

INCOME BEFORE TAXES AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE ..........................................      1,388         1,259         4,145         3,380
Income Taxes .................................................        511           365         1,586         1,000
                                                                 --------      --------      --------      --------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE .........        877           894         2,559         2,380

Cumulative Effect of Accounting Change (A) ...................          -             -             -           (56)
                                                                 --------      --------      --------      --------

NET INCOME ...................................................   $    877      $    894      $  2,559      $  2,324
                                                                 ========      ========      ========      ========

INCOME APPLICABLE TO COMMON STOCK ............................   $    798      $    804      $  2,290      $  2,060
                                                                 ========      ========      ========      ========

EARNINGS PER SHARE:
ON COMMON AND COMMON EQUIVALENT SHARES
Income Before Cumulative Effect of Accounting Change .........   $   1.79      $   1.87      $   5.29      $   4.95
Cumulative Effect of Accounting Change .......................          -             -             -         (0.13)
                                                                 --------      --------      --------      --------
Net Income ...................................................   $   1.79      $   1.87      $   5.29      $   4.82
                                                                 ========      ========      ========      ========

ASSUMING FULL DILUTION
Income Before Cumulative Effect of Accounting Change .........   $   1.62      $   1.67      $   4.72      $   4.44
Cumulative Effect of Accounting Change .......................        -             -             -           (0.11)
                                                                 --------      --------      --------      --------
Net Income ...................................................   $   1.62      $   1.67      $   4.72      $   4.33
                                                                 ========      ========      ========      ========

(A)  Represents  the  cumulative  effect of adopting  SFAS No. 112,  "Employers'
     Accounting for Postemployment Benefits," as of January 1, 1994.

------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET                                        CITICORP AND SUBSIDIARIES

(Dollars In Millions)                                        Sept. 30, 1995   Dec. 31, 1994
-------------------------------------------------------------------------------------------
ASSETS
Cash and Due from Banks ...................................     $  5,719         $  6,470
Deposits at Interest with Banks ...........................        8,158            6,862
Securities
       Held to  Maturity ..................................        4,966            5,092
       Available for Sale .................................       13,941           13,602
       Venture Capital ....................................        1,813            2,009
Trading Account Assets ....................................       35,682           38,875
Federal Funds Sold and Securities Purchased Under
    Resale Agreements .....................................        9,765            6,995
Loans, Net of Unearned Income
    Consumer ..............................................      102,834           96,600
    Commercial ............................................       57,861           55,820
                                                                --------         --------
       Total  Loans .......................................      160,695          152,420
Allowance for Credit Losses ...............................       (5,341)          (5,155)
Customers' Acceptance Liability ...........................        1,649            1,420
Premises and Equipment, Net ...............................        4,310            4,062
Interest and Fees Receivable ..............................        2,912            2,654
Other Assets ..............................................       13,267           15,183
                                                                --------         --------

       Total ..............................................     $257,536         $250,489
                                                                ========         ========

LIABILITIES
Non-Interest-Bearing Deposits in U.S. Offices .............     $ 12,199         $ 13,648
Interest-Bearing Deposits in U.S. Offices .................       36,754           35,699
Non-Interest-Bearing Deposits in Offices Outside the U.S. .        8,049            7,212
Interest-Bearing Deposits in Offices Outside the U.S. .....      106,825           99,167
                                                                --------         --------
          Total Deposits ..................................      163,827          155,726
Trading Account Liabilities ...............................       21,485           22,382
Purchased Funds and Other Borrowings ......................       17,255           20,907
Acceptances Outstanding ...................................        1,660            1,440
Accrued Taxes and Other Expenses ..........................        5,740            5,493
Other Liabilities .........................................        9,118            8,878
Long-Term Debt ............................................       17,619           16,497
Subordinated Capital Notes ................................        1,337            1,397

STOCKHOLDERS' EQUITY
Preferred Stock (Without par value) .......................        3,348            4,187
Common Stock ($1.00 par value) ............................          454              421
  Issued Shares:  454,332,544 and 420,589,459, respectively
Surplus ...................................................        5,394            4,194
Retained Earnings .........................................       11,484            9,561
Net Unrealized Gains - Securities Available for Sale ......          319              278
Foreign Currency Translation ..............................         (427)            (471)
Common Stock in Treasury, at Cost .........................       (1,077)            (401)
     Shares: 29,270,097 and 25,508,610, respectively
                                                                --------         --------

       Total Stockholders' Equity .........................       19,495           17,769
                                                                --------         --------

       Total ..............................................     $257,536         $250,489
                                                                ========         ========
-------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY              CITICORP AND SUBSIDIARIES
                                                                 Nine Months Ended September 30,
                                                              ----------------------------------
(Dollars In Millions)                                              1995             1994
------------------------------------------------------------------------------------------------
Balance at Beginning of Period .............................     $ 17,769         $ 13,953
Preferred Stock Issuance, Net of Related Costs .............          267              388
Conversion Preferred Stock, Series 15 ("PERCS")
   Redemption of PERCS .....................................         (797)             -
   Issuance of Common Stock ................................          797              -
Convertible Preferred Stock, Series 13
   Redemption of Series 13 .................................         (193)             -
   Issuance of Common Stock ................................          193              -
Redemption of Perpetual Preferred Stock, Series 9 ..........         (125)             -
Redemption of Price Adjusted Rate
     Preferred Stock (Fourth Series) .......................          -               (100)
Issuance of Common Stock Under Various Staff Benefit Plans
  (Net of Amortization) and the Dividend Reinvestment Plan .          386              257
Net Income .................................................        2,559            2,324
Cash Dividends Declared
       Common ..............................................         (365)            (117)
       Preferred ...........................................         (271)            (267)
Adoption of SFAS No. 115, Net Unrealized Gains on Securities
   Available for Sale ......................................          -                365
Change in Net Unrealized Gains on Securities
   Available for Sale ......................................           41               46
Foreign Currency Translation ...............................           44              112
Repurchased Common Shares ..................................         (800)             -
Other Activity .............................................          (10)              (6)
                                                                 ========         ========
Balance at End of Period ...................................     $ 19,495         $ 16,955
                                                                 ========         ========
------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS                                                 CITICORP AND SUBSIDIARIES

                                                                                Nine Months Ended September 30
                                                                                ------------------------------
(In Millions)                                                                          1995            1994
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income ..............................................................        $   2,559         $   2,324
                                                                                 ---------         ---------

Adjustments to Reconcile Net Income to Net Cash Provided By
 Operating Activities:
   Provision for Credit Losses ..........................................            1,460             1,323
   Depreciation and Amortization of Premises and Equipment ..............              473               416
   Amortization of Goodwill .............................................               37                36
   Provision for Deferred Taxes .........................................              (97)             (249)
   Cumulative Effect of Accounting Change ...............................              -                  56
   Venture Capital Activity .............................................              196              (257)
   Net (Gain) on Sale of Securities .....................................              (65)             (178)
   Net (Gain) on Sale of Subsidiaries and Affiliates ....................              -                 (12)
   Changes in Accruals and Other, Net ...................................              967            (1,891)
   Net Decrease (Increase) in Trading Account Assets ....................            3,193           (20,577)
   Net (Decrease) Increase in Trading Account Liabilities ...............             (897)           20,791
                                                                                 ---------         ---------

Total Adjustments .......................................................            5,267              (542)
                                                                                 ---------         ---------

NET CASH  PROVIDED BY OPERATING ACTIVITIES ..............................            7,826             1,782
                                                                                 ---------         ---------

Cash Flows from Investing Activities
   Net (Increase) in Deposits at Interest with Banks ....................           (1,296)             (638)
   Securities - Held to Maturity
     Purchases ..........................................................           (4,406)           (8,346)
     Maturities .........................................................            4,610            10,303
   Securities - Available for Sale
Purchases ...............................................................          (14,998)          (16,034)
     Proceeds from Sales ................................................            7,222             7,427
Maturities ..............................................................            7,944             5,151
   Net (Increase) in Federal Funds Sold and Securities
    Purchased Under Resale Agreements ...................................           (2,770)           (1,943)
   Net (Increase) in Loans ..............................................          (73,066)          (79,425)
   Proceeds from Sales of Loans and Credit Card Receivables .............           63,674            67,903
   Capital Expenditures on Premises and Equipment .......................             (948)             (957)
   Proceeds from Sales of Premises and Equipment ........................              198               319
   Proceeds from  Sales of  Subsidiaries and Affiliates .................                1                25
   Proceeds from Sales of Other Real Estate Owned (OREO) ................              642             1,533
                                                                                 ---------         ---------

NET CASH (USED IN) INVESTING ACTIVITIES .................................          (13,193)          (14,682)
                                                                                 ---------         ---------

Cash Flows from Financing Activities
   Net Increase in Deposits .............................................            8,101             9,202
   Net (Decrease) Increase in Federal Funds Purchased and Securities Sold
    Under Repurchase  Agreements ........................................           (2,773)            4,341
   Proceeds from Issuance of Commercial Paper and Funds Borrowed with
    Original Maturities of Less Than One Year ...........................          370,988           205,145
   Repayment of Commercial Paper and Funds Borrowed with
    Original Maturities of Less Than One Year ...........................         (371,702)         (203,615)
   Proceeds from Issuance of Long-Term Debt .............................            3,777             1,621
   Repayment of Long-Term Debt ..........................................           (2,871)           (3,472)
   Proceeds from Issuance of Preferred Stock ............................              267               388
   Redemption of Preferred Stock ........................................             (125)             (100)
   Proceeds from Issuance of Common Stock ...............................              317               182
   Purchase of Treasury Stock ...........................................             (756)               (5)
   Dividends Paid .......................................................             (638)             (381)
                                                                                 ---------         ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES ...............................            4,585            13,306
                                                                                 ---------         ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND DUE FROM BANKS ..............               31                25
                                                                                 ---------         ---------
Net (Decrease) Increase in Cash and Due from Banks ......................             (751)              431
Cash and Due from Banks at Beginning of Period ..........................            6,470             4,836
                                                                                 ---------         ---------

CASH AND DUE FROM BANKS AT END OF PERIOD ................................        $   5,719         $   5,267
                                                                                 =========         =========
--------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period for:
 Interest................................................................        $   9,047         $  10,405
 Income Taxes............................................................            1,264             1,228
NON-CASH INVESTING ACTIVITIES
 Transfer from Loans to OREO and Assets Pending Disposition..............        $     560         $     948
--------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET                                       CITIBANK, N.A. AND SUBSIDIARIES

(Dollars In Millions)                                                 Sept. 30, 1995 Dec. 31, 1994
-------------------------------------------------------------------------------------------------
ASSETS
Cash and Due from Banks ...........................................    $   5,119     $   5,562
Deposits at Interest with Banks ...................................        8,779         7,201
Securities
       Held to Maturity ...........................................        3,975         3,918
       Available for Sale .........................................       11,132        11,328
       Venture Capital ............................................        1,393         1,161
Trading Account Assets ............................................       30,767        35,573
Federal Funds Sold and Securities Purchased Under Resale Agreements        8,266         7,009
Loans, Net of Unearned Income .....................................      131,402       122,452
Allowance for Credit Losses .......................................       (4,431)       (4,264)
Customers' Acceptance Liability ...................................        1,650         1,420
Premises and Equipment, Net .......................................        3,345         3,125
Interest and Fees Receivable ......................................        2,027         1,803
Other Assets ......................................................        7,740         8,383
                                                                       ---------     ---------

TOTAL .............................................................    $ 211,164     $ 204,671
                                                                       =========     =========

LIABILITIES
Non-Interest-Bearing Deposits in U.S. Offices .....................    $  10,240     $  11,496
Interest-Bearing Deposits in U.S. Offices .........................       22,397        21,919
Non-Interest-Bearing Deposits in Offices Outside the U.S. .........        7,904         7,115
Interest-Bearing Deposits in Offices Outside the U.S. .............      105,871        96,516
                                                                       ---------     ---------
          Total Deposits ..........................................      146,412       137,046
Trading Account Liabilities .......................................       20,592        21,458
Purchased Funds and Other Borrowings ..............................        9,500        14,027
Acceptances Outstanding ...........................................        1,659         1,440
Accrued Taxes and Other Expenses ..................................        3,144         3,102
Other Liabilities .................................................        4,734         4,243
Long-Term Debt ....................................................        4,250         3,515
Subordinated Capital Notes ........................................        5,700         5,700

STOCKHOLDER'S EQUITY
Common Stock ($20.00 par value) ...................................          751           751
    Outstanding  Shares:  37,534,553 in each period
Surplus ...........................................................        6,718         6,620
Retained Earnings .................................................        8,009         7,125
Net Unrealized Gains - Securities Available for Sale ..............          239           220
Foreign Currency Translation ......................................         (544)         (576)
                                                                       ---------     ---------

       Total Stockholder's  Equity ................................       15,173        14,140
                                                                       ---------     ---------

Total .............................................................    $ 211,164     $ 204,671
                                                                       =========     =========
-------------------------------------------------------------------------------------------------

OTHER FINANCIAL INFORMATION

------------------------------------------------------------------------------------------------------------------------------------
SECURITIES (A)
------------------------------------------------------------------------------------------------------------------------------------
                                                             September 30, 1995                           December 31, 1994(B)
                                              -------------------------------------------------          ----------------------
                                                              Gross         Gross
                                              Amortized    Unrealized    Unrealized        Fair          Amortized       Fair
(In Millions)                                    Cost         Gains        Losses         Value            Cost         Value
------------------------------------------------------------------------------------------------------------------------------------
SECURITIES - HELD TO MATURITY
U.S. Treasury and Federal Agency (C) ........  $ 1,711      $    18       $     2         $ 1,727         $ 1,937       $ 1,903
State and Municipal .........................        2            -             -               2               2             2
Foreign Government (D) ......................    2,995           23           429           2,589           2,836         2,416
U.S. Corporate (C) ..........................       37            -             1              36              24            24
Other Debt Securities .......................      221            1             2             220             293           293
                                               -------      -------       -------         -------         -------       -------
   Total Debt Securities ....................  $ 4,966      $    42       $   434         $ 4,574         $ 5,092       $ 4,638
                                               -------      -------       -------         -------         -------       -------

SECURITIES - AVAILABLE FOR SALE (E)
U.S. Treasury and Federal Agency (C) ........  $ 2,577      $    38       $     4         $ 2,611         $ 2,688       $ 2,645
State and Municipal .........................    1,616           77            51           1,642           1,568         1,576
Foreign Government (D) ......................    5,834          381           100           6,115           5,907         6,201
U.S. Corporate ..............................    1,046           62            46           1,062             776           725
Other Debt Securities .......................    1,056           18             6           1,068           1,048         1,081
                                               -------      -------       -------         -------         -------       -------
   Total Debt Securities ....................   12,129          576           207          12,498          11,987        12,228
Equity Securities (F) .......................    1,302          159            18           1,443           1,189         1,374
                                               -------      -------       -------         -------         -------       -------
                                               $13,431      $   735       $   225         $13,941         $13,176       $13,602
                                               -------      -------       -------         -------         -------       -------

VENTURE CAPITAL (G) .........................    1,813            -             -           1,813           2,009         2,009
                                               -------      -------       -------         -------         -------       -------
                                               $20,210      $   777       $   659         $20,328         $20,277       $20,249
                                               =======      =======       =======         =======         =======       =======

(A)  Refer  to the  1994  Annual  Report  and Form  10-K  for a  description  of accounting  policies.  In October 1995, the Financial  Accounting Standards
     Board  announced its intention to permit  companies a one-time  election in the fourth quarter of 1995 to sell or transfer debt  securities  classified as  held  to  maturity.  Citicorp  is in the  process  of  evaluating  this election.
(B)  At December 31, 1994, gross unrealized gains and gross unrealized losses on
     securities  held  to  maturity   totaled  $23  million  and  $477  million,
     respectively,  and gross unrealized  gains and gross  unrealized  losses on securities  available  for sale  totaled  $825  million  and $399  million, respectively.
(C)  Included in Federal Agency and U.S.  Corporate  Securities held to maturity are  mortgage-backed  securities  with an amortized  cost of $794  million, gross unrealized  gains of $1 million,  and a fair value of $795 million at
     September 30, 1995.  Included in Federal  Agency  Securities  available for sale are mortgage-backed securities with an amortized cost of $354 million, gross  unrealized  gains  of $7  million,  gross  unrealized  losses  of $2 million, and a fair value of $359 million at September 30, 1995.
(D)  Included in Foreign Government Securities held to maturity at September 30,
     1995 are securities issued by the Government of Venezuela with an amortized cost  and fair  value  of $563  million  and  $295  million,  respectively.
     Included in Foreign Government  Securities  available for sale at September
     30,  1995  are  securities  issued  by the  Government  of  Brazil  with an
     amortized   cost  and  fair  value  of  $1.5  billion  and  $1.8   billion,
     respectively.
(E)  Not included in the table above are  securities  available for sale held by equity-method  affiliates.  Citicorp's  share of gross unrealized gains and gross  unrealized  losses related to those securities at September 30, 1995 was $5 million and $1 million,  respectively,  and are  included in the net unrealized gains-securities  available-for-sale  component of stockholders'
     equity, net of applicable taxes. At December 31, 1994,  Citicorp's share of gross unrealized  gains and gross  unrealized  losses related to securities available for sale held by equity-method affiliates was $36 million and $48 million, respectively.
(F)  Equity securities available for sale include certain  non-marketable equity securities  which are carried at cost. At September 30, 1995,  the carrying amount of those  securities was $861 million (which is reported in both the amortized  cost and fair value columns in the table) and the fair value was
     $915 million.
(G)  For the nine months ended September 30, 1995, net gains on investments held by venture capital subsidiaries totaled $362 million, of which $373 million and $199 million  represented  gross  unrealized gains and gross unrealized losses,  respectively.  For the nine months ended  September 30, 1994,  net gains on  investments  held by venture  capital  subsidiaries  totaled $152
     million,   of  which  $238  million  and  $131  million  represented  gross unrealized gains and gross unrealized losses, respectively.
------------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
CROSS-BORDER AND NON-LOCAL CURRENCY OUTSTANDINGS
--------------------------------------------------------------------------------

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

-----------------------------------------------------------------------------------------------------------------
COUNTRIES WITH OUTSTANDINGS EXCEEDING 1% OF TOTAL ASSETS (A)(B)

                                              Cross-Border and              Investments in
                                 Non-Local Currency Claims on Third Parties      and         Total Outstandings
                             -----------------------------------------------  Funding of     ----------------------
                                                                                Local
                                        Public     Private                    Citicorp     Sept. 30    Dec. 31
(In Billions)                Banks      Sector     Sector        Total       Franchises      1995         1994
-----------------------------------------------------------------------------------------------------------------
United Kingdom .......    $  0.3       $  0.1       $  3.9       $  4.3         3.4       $  7.7       $  6.7
Brazil (C) ...........       0.3          1.9          1.4          3.6         1.1          4.7          4.0
Mexico (C) ...........         -          2.3          0.5          2.8         0.3          3.1          4.1
Argentina (C) ........       0.1          0.1          2.2          2.4         0.4          2.8          2.5

(A)  Legally binding cross-border and non-local currency commitments,  including irrevocable  letters  of credit and  commitments  to extend  credit,  after adjustments to assign externally  guaranteed  commitments to the country of the guarantor,  amounted to $5.0 billion in the United Kingdom at September
     30, 1995.  Commitments were less than $0.1 billion each in Brazil,  Mexico, and Argentina.
(B)  At September 30, 1995,  cross-border and non-local currency outstandings in
     Japan ($2.4 billion),  Australia ($2.4 billion), Germany ($2.1 billion) and
     Korea ($2.0  billion),  were  between  0.75% and 1.0% of total  assets.  At
     December 31, 1994, such countries were Argentina, Australia ($2.2 billion),
     Singapore ($2.0 billion), and Japan ($2.0 billion).
(C)  Includes  outstandings funded with non-local currency liabilities where the fund  providers  agree that,  in the event their claims cannot be repaid in
     U.S.  dollars or other non-local  currency due to a sovereign  event,  they will accept  payment in local  currency  or wait to receive  the  non-local currency at such time as it becomes  available.  Such  amounts at September
     30, 1995 were $1.3 billion in Brazil,  less than $0.1 billion in Mexico and
     $1.5 billion in Argentina,  compared with $0.8 billion,  $0.8 billion,  and
     $1.3 billion, respectively, at December 31, 1994.
-----------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------
CROSS-BORDER AND NON-LOCAL CURRENCY CLAIMS ON THIRD PARTIES

                                                     Public   Private   Sept. 30  Dec. 31
(In Billions)                               Banks    Sector   Sector     1995      1994
------------------------------------------------------------------------------------------
Organization for Economic Cooperation
 and Development ("OECD") (A) .......       $1.8     $4.2     $11.9     $17.9     $16.2
Non-OECD
     Latin America (B)(C) ...........        0.6      3.6       4.8       9.0       7.9
     Asia ...........................        0.9      0.6       5.0       6.5       6.2
     Other ..........................        0.9      0.9       0.6       2.4       2.3
                                            ----     ----     -----     -----     -----
Total (D) ...........................       $4.2     $9.3     $22.3     $35.8     $32.6
                                            ====     ====     =====     =====     =====

(A)  Includes  $2.8 billion and $3.2 billion in Mexico at September 30, 1995 and
     December 31,  1994,  respectively,  of which $1.9 billion at September  30,
     1995 and $2.0 billion at December 31, 1994 represents medium- and long-term claims on the public sector.
(B)  Includes  $3.6 billion and $3.3 billion in Brazil at September 30, 1995 and
     December 31, 1994,  respectively,  of which $1.8 billion and $2.0  billion,
     respectively,    related   to   marketable    securities   (held   in   the
     available-for-sale portfolio).
(C)  Includes  $2.4 billion and $2.2 billion in Argentina at September  30, 1995 and December 31, 1994, respectively, of which $1.5 billion and $1.3 billion represents local-dollar claims funded by local-dollar liabilities.
(D)  Includes  investments  in  affiliates of $1.2 billion at September 30, 1995 and $1.1 billion at December 31, 1994.
------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS (A)
---------------------------------------------------------------------------------------------
                                                                 Sept. 30  Dec. 31  Sept. 30
(In Millions)                                                      1995     1994    1994 (B)
---------------------------------------------------------------------------------------------
COMMERCIAL CASH-BASIS LOANS (C)
Collateral-Dependent (at Lower of Cost or Collateral Value) (D)  $  899    $1,347    $1,993
Other, Including Refinancing Portfolio ........................     775       770       876
                                                                 ------    ------    ------

Total Commercial Cash-Basis Loans .............................  $1,674    $2,117    $2,869
                                                                 ======    ======    ======

In U.S. Offices ...............................................  $1,038    $1,547    $2,079
In Offices Outside the U.S., Excluding Refinancing Portfolio ..     612       466       650
Refinancing Portfolio .........................................      24       104       140
                                                                 ------    ------    ------

Total Commercial Cash-Basis Loans .............................  $1,674    $2,117    $2,869
                                                                 ======    ======    ======

COMMERCIAL RENEGOTIATED LOANS (C)(E)
In U.S. Offices ...............................................  $  310    $  563    $  386
In Offices Outside the U.S. ...................................      85       155       138
                                                                 ------    ------    ------

Total Commercial Renegotiated Loans ...........................  $  395    $  718    $  524
                                                                 ======    ======    ======

CONSUMER LOANS ON WHICH ACCRUAL OF INTEREST
 HAS BEEN SUSPENDED
In U.S. Offices ...............................................  $1,423    $1,538    $1,689
In Offices Outside the U.S. ...................................   1,242     1,066     1,083
                                                                 ------    ------    ------
Total Consumer Loans On Which Accrual
 of Interest Has Been Suspended ...............................  $2,665    $2,604    $2,772
                                                                 ======    ======    ======

ACCRUING LOANS 90 OR MORE DAYS DELINQUENT (F)
In U.S. Offices ...............................................  $  542    $  415    $  398
In Offices Outside the U.S. ...................................     496       460       442
                                                                 ------    ------    ------

Total Accruing Loans 90 or More Days Delinquent ...............  $1,038    $  875    $  840
                                                                 ======    ======    ======

(A)  Loan commitments and standby letters of credit to North America  Commercial
     Real Estate borrowers or projects experiencing  financial  difficulties are not included in this table. Refer to the detailed discussion on page 10.
(B)  Reclassified to conform to latest quarter's presentation.
(C)  Refer to the detailed discussion of cash-basis and renegotiated  commercial loans on pages 9 and 11.
(D)  This  table  presents  data  in  a  manner  that  distinguishes  cash-basis collateral-dependent  loans from other cash-basis  loans. A cash-basis loan is defined  as  collateral  dependent  when  repayment  is  expected  to be provided  solely  by the  underlying  collateral  and  there  are no  other available and reliable  sources of  repayment,  in which case the loans are written down to the lower of cost or collateral value.
(E)  Amount at  December  31,  1994  includes  $385  million  of loans that were renegotiated  during  1994 at a market rate of  interest  and  accordingly, ceased to be reported as renegotiated loans in 1995.
(F)  Includes  consumer loans of $910 million,  $828 million and $788 million at
     September   30,  1995,   December  31,  1994,   and   September  30,  1994,
     respectively,  of which  $196  million,  $150  million  and  $146  million, respectively,  are  government-guaranteed  student loans. Refer to detailed discussion of the consumer loan portfolio on pages 6 and 7.
---------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
OTHER REAL ESTATE OWNED (OREO) AND ASSETS PENDING DISPOSITION (A)
--------------------------------------------------------------------------------
                                   Sept. 30   Dec. 31    Sept. 30
(In Millions)                       1995       1994       1994(B)
--------------------------------------------------------------------------------
Consumer OREO..................... $  561      $  569    $  565
Commercial OREO
     North America Real Estate....    778         806       942
     Other........................    182         152       485
                                   ------      ------    ------
     Total Commercial.............    960         958     1,427
                                   ------      ------    ------
Total OREO........................ $1,521      $1,527    $1,992
                                   ======      ======    ======

Assets Pending Disposition (C).... $  195      $  195    $  163
                                   ======      ======    ======

(A)  Carried at lower of cost or collateral value.
(B)  Reclassified to conform to latest quarter's presentation.
(C) Represents consumer residential mortgage loans that have a high probability of foreclosure.


--------------------------------------------------------------------------------
TRADING ACCOUNT ASSETS AND LIABILITIES
--------------------------------------------------------------------------------
                                                    Sept. 30  June 30   Dec. 31
(In Millions)                                        1995      1995      1994
--------------------------------------------------------------------------------

TRADING ACCOUNT ASSETS
Trading Account Securities......................... $16,447   $16,730   $18,331
Revaluation Gains on
  Derivative and Foreign Exchange Contracts (A)....  19,235    21,145    20,544
                                                    -------   -------   -------
                                                    $35,682   $37,875   $38,875
                                                    =======   =======   =======
TRADING ACCOUNT LIABILITIES
Securities Sold, Not Yet Purchased................. $ 3,130   $ 3,119   $ 3,121
Revaluation Losses on
   Derivative and Foreign Exchange Contracts (A)...  18,355    19,992    19,261
                                                    -------   -------   -------
                                                    $21,485   $23,111   $22,382
                                                    =======   =======   =======

(A)  Net of master netting agreements.

--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
CALCULATION OF EARNINGS PER SHARE
------------------------------------------------------------------------------------------------------------------------------------
                                                                             Three Months Ended           Three Months Ended
                                                                             September 30, 1995           September 30, 1994
                                                                          -------------------------   -----------------------------
                                                                            On Common                  On Common
                                                                             & Common   Assuming       & Common         Assuming
                                                                           Equivalent     Full         Equivalent        Full
(In Millions Except Per Share Amounts)                                       Shares      Dilution        Shares         Dilution
------------------------------------------------------------------------------------------------------------------------------------
INCOME APPLICABLE TO COMMON STOCK
Distributed Portion - Dividends......................................A      $ 127        $ 127         $   59            $  59
Undistributed Portion Before Cumulative Effect
 of Accounting Change.................................................        671          671            745              745
Dividends on Conversion Preferred Stock,
 Series 15............................................................         11           11             23               23
Dividends on Convertible Preferred Stock,
 Series 12 and Series 13..............................................         -            31              -               34
                                                                            -----        -----         ------            -----
Income Applicable to Common Stock Before Cumulative
 Effect of Accounting Change, Adjusted...............................B        809          840            827              861
Cumulative Effect of Accounting Change...............................C          -            -              -                -
                                                                            -----        -----         ------            -----

Total................................................................D      $ 809        $ 840         $  827            $ 861
                                                                            =====        =====         ======            =====

SHARES
Weighted-Average Common Shares Outstanding (A) (B)....................      422.0        422.0          392.5            392.5
Common Equivalent Shares:
 Conversion Preferred Stock, Series 15................................       12.5         12.5           39.2             39.2
 Other (C)............................................................       16.2         17.8            8.9              8.9
Convertible Preferred Stock, Series 12 and Series 13..................          -         65.7              -             73.0
                                                                           ------       ------        -------           ------
Shares Applicable to Distributed Portion.............................E      450.7        518.0          440.6            513.6
                                                                           ------       ------        -------           ------

Book Value Shares Issuable Under Stock Option and
     Executive Incentive Compensation Plans...........................          -            -            1.8              1.8
                                                                           ------       ------        -------           ------
Shares Applicable to Undistributed Portion...........................F      450.7        518.0          442.4            515.4
                                                                           ======       ======        =======           ======

EARNINGS PER SHARE
Distributed Portion................................................A/E     $ 0.28       $ 0.24        $  0.13           $ 0.11
Undistributed Portion Before Cumulative
 Effect of Accounting Change...................................(B-A)/F       1.51         1.38           1.74             1.56
                                                                           ------       ------        -------           ------
Income Before Cumulative Effect of Accounting
 Change...............................................................       1.79         1.62           1.87             1.67
Cumulative Effect of Accounting Change................................          -            -              -                -
                                                                           ------       ------        -------           ------

Net Income............................................(A/E)+[(D-A) /F]     $ 1.79       $ 1.62         $ 1.87           $ 1.67
                                                                           ======       ======        =======           ======


(A)  Includes 1.1 million book value shares in all periods.
(B)  Total  shares  in the  third  quarter  and nine  months  of 1995  reflected approximately  6.6 million and 1.8 million  average  shares,  respectively, repurchased  under  the  stock  repurchase  program  (refer  to page 20 for additional discussion).
(C)  Includes the dilutive effect of stock options and stock purchase agreements computed using the treasury stock method and shares issuable under deferred stock  awards.Such  amounts for stock options in the third quarter and nine months of 1995 reflected full vesting of the 1993  performance-based  stock options.
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
CALCULATION OF EARNINGS PER SHARE
------------------------------------------------------------------------------------------------------------------------------------
                                                                             Nine Months Ended             Nine Months Ended
                                                                             September 30, 1995            September 30, 1994
                                                                           ----------------------      --------------------------
                                                                           On Common                   On Common
                                                                           & Common      Assuming      & Common         Assuming
                                                                           Equivalent     Full         Equivalent        Full
(In Millions Except Per Share Amounts)                                       Shares      Dilution        Shares         Dilution
------------------------------------------------------------------------------------------------------------------------------------
INCOME APPLICABLE TO COMMON STOCK
Distributed Portion - Dividends......................................A      $  365         $  365       $  117         $  117
Undistributed Portion Before Cumulative Effect
 of Accounting Change.................................................       1,925          1,925        1,999          1,999
Dividends on Conversion Preferred Stock,
 Series 15............................................................          58             58           70             70
Dividends on Convertible Preferred Stock,
 Series 12 and Series 13..............................................          -              99            -            102
                                                                            ------         ------       ------         ------
Income Applicable to Common Stock Before Cumulative
 Effect of Accounting Change, Adjusted...............................B       2,348          2,447        2,186          2,288
Cumulative Effect of Accounting Change...............................C           -              -          (56)           (56)
                                                                            ------         ------       ------         ------

Total................................................................D      $2,348         $2,447       $2,130         $2,232
                                                                            ======         ======       ======         ======

SHARES
Weighted-Average Common Shares Outstanding (A)(B).....................       406.6          406.6        390.2          390.2
Common Equivalent Shares:
 Conversion Preferred Stock, Series 15................................        24.1           24.1         41.1           41.1
 Other (C)............................................................        12.1           16.3          8.7            8.9
Convertible Preferred Stock, Series 12 and Series 13..................           -           70.6            -           73.0
                                                                            ------         ------       ------         ------
Shares Applicable to Distributed Portion.............................E       442.8          517.6        440.0          513.2

Book Value Shares Issuable Under Stock Option and
     Executive Incentive Compensation Plans...........................         1.1            0.5          1.9            1.9
                                                                            ------         ------       ------         ------
Shares Applicable to Undistributed Portion...........................F       443.9          518.1        441.9          515.1
                                                                            ======         ======       ======         ======

EARNINGS PER SHARE
Distributed Portion................................................A/E      $ 0.82         $ 0.70       $ 0.27         $ 0.23
Undistributed Portion Before Cumulative
 Effect of Accounting Change...................................(B-A)/F        4.47           4.02         4.68           4.21
                                                                            ------         ------       ------         ------
Income Before Cumulative Effect of Accounting
 Change...............................................................        5.29           4.72         4.95           4.44
Cumulative Effect of Accounting Change................................           -              -        (0.13)         (0.11)
                                                                            ------         ------       ------         ------

Net Income............................................(A/E)+[(D-A) /F]      $ 5.29         $ 4.72       $ 4.82         $ 4.33
                                                                            ======         ======       ======         ======

(A)  Includes 1.1 million book value shares in all periods.
(B)  Total  shares  in the  third  quarter  and nine  months  of 1995  reflected approximately  6.6 million and 1.8 million  average  shares,  respectively, repurchased  under  the  stock  repurchase  program  (refer  to page 20 for additional  discussion).
(C)  Includes the dilutive effect of stock options and stock purchase agreements computed using the treasury stock method and shares issuable under deferred stock awards.  Such amounts for stock options in the third quarter and nine months of 1995 reflected full vesting of the 1993  performance-based  stock options.
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES  AND  INTEREST  RATES
 (TAXABLE EQUIVALENT BASIS) (A) (B)
------------------------------------------------------------------------------------------------------------------------------------
                                                        Third Quarter 1995                             Third Quarter 1994
                                           --------------------------------------------   ------------------------------------------
                                              Average                     % Average          Average                     % Average
(Dollars In Millions)                          Volume        Interest        Rate             Volume      Interest          Rate
------------------------------------------------------------------------------------------------------------------------------------
INTEREST REVENUE
LOANS, NET OF UNEARNED INCOME (C)
Consumer Loans
In U.S. Offices .............................  $ 51,856      $  1,443      11.04            $ 43,847      $  1,151        10.41
In Offices Outside the U.S. (D) .............    49,274         1,604      12.91              43,345         1,333        12.20
                                               --------      --------                       --------      --------
TOTAL CONSUMER LOANS ........................   101,130         3,047      11.95              87,192         2,484        11.30
                                               --------      --------                       --------      --------
Commercial Loans
In U.S. Offices
      Commercial and Industrial .............     9,487           209       8.74              10,208           196         7.62
      Mortgage and Real Estate ..............     5,220           104       7.90               6,459            95         5.84
      Loans to Financial Institutions .......       461             6       5.16                 420             5         4.72
      Lease Financing .......................     3,166            56       7.02               3,472            58         6.63
In Offices Outside the U.S. (D) .............    37,810         1,086      11.40              35,047           922        10.44
                                               --------      --------                       --------      --------
TOTAL COMMERCIAL LOANS ......................    56,144         1,461      10.32              55,606         1,276         9.10
                                               --------      --------                       --------      --------
      TOTAL LOANS ...........................   157,274         4,508      11.37             142,798         3,760        10.45
                                               --------      --------                       --------      --------
FUNDS SOLD AND RESALE AGREEMENTS
In U.S. Offices .............................    10,475           147       5.57              13,430           148         4.37
In Offices Outside the U.S. (D) .............     2,630           114      17.20               2,829           218        30.57
                                               --------      --------                       --------      --------
       TOTAL .................................   13,105           261       7.90              16,259           366         8.93
                                               --------      --------                       --------      --------
SECURITIES
HELD TO MATURITY
In U.S. Offices
      U. S. Treasury and Federal Agencies ...     1,501            25       6.61               1,933            29         5.95
      State and Municipal ...................         -             -          -                   -             -            -
      Other Debt Securities .................        59             2      13.45                  31             1        12.80
In Offices Outside the U.S. (Principally
 Local Government Issues) (D) ...............     3,379            65       7.63               3,112            53         6.76
                                               --------      --------                       --------      --------
      TOTAL .................................     4,939            92       7.39               5,076            83         6.49
                                               --------      --------                       --------      --------
AVAILABLE FOR SALE
In U.S. Offices
      U.S. Treasury and Federal Agencies ....     2,624            33       4.99               1,697            24         5.61
      State and Municipal ...................     1,602            28       6.93               1,459            25         6.80
      Other .................................     1,644            24       5.79               1,291            20         6.15
In Offices Outside the U.S. (D) .............     7,670           224      11.59               7,796           180         9.16
                                               --------      --------                       --------      --------
      TOTAL .................................    13,540           309       9.05              12,243           249         8.07
                                               --------      --------                       --------      --------
VENTURE CAPITAL
In U.S. Offices .............................     1,449             4       1.10               1,476             4         1.08
In Offices Outside the U.S. .................       295             3       4.03                 238             3         5.00
                                               --------      --------                       --------      --------
      TOTAL .................................     1,744             7       1.59               1,714             7         1.62
                                               --------      --------                       --------      --------
      TOTAL SECURITIES ......................    20,223           408       8.00              19,033           339         7.07
                                               --------      --------                       --------      --------
TRADING ACCOUNT ASSETS
In U.S. Offices .............................     9,014           141       6.21              14,148           224         6.28
In Offices Outside the U.S. (D) .............    10,554           287      10.79              11,341           220         7.70
                                               --------      --------                       --------      --------
      TOTAL .................................    19,568           428       8.68              25,489           444         6.91
                                               --------      --------                       --------      --------
DEPOSITS AT INTEREST WITH BANKS
 (PRINCIPALLY IN OFFICES
 OUTSIDE THE U.S.) (C) (D) ..................    11,286           198       6.96               9,943           154         6.14
                                               --------      --------                       --------      --------
TOTAL INTEREST-EARNING ASSETS ...............   221,456      $  5,803      10.40             213,522      $  5,063         9.41
                                                             ========                                     ========
Non-Interest-Earning Assets (E) .............    44,990                                       51,967
                                               --------                                     --------
TOTAL ASSETS ................................  $266,446                                     $265,489
                                               ========                                     ========

(A)  The Taxable  Equivalent  Adjustment is based on the U.S. Federal  Statutory
     Tax Rate.
(B)  Interest rates and amounts include the effects of hedge and risk management activities  associated with the respective asset and liability  categories.
(C)  Loans and  deposits  at  interest  with  banks in the table  above  include cash-basis loans and cash-basis bank placements, respectively.
(D)  Average  rates in offices  outside the U.S.  may reflect  prevailing  local interest rates,  including the effects of inflation and monetary correction in certain Latin American countries.
(E) Includes revaluation gains on derivative and foreign exchange contracts.
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES AND INTEREST RATES                                                                        CITICORP AND SUBSIDIARIES
 (TAXABLE EQUIVALENT BASIS) (A) (B)
------------------------------------------------------------------------------------------------------------------------------------
                                                                Nine Months 1995                               Nine Months 1994
                                                 --------------------------------------------- -------------------------------------
                                                    Average                     % Average      Average                 % Average
(Dollars In Millions)                               Volume        Interest          Rate        Volume    Interest         Rate
------------------------------------------------------------------------------------------------------------------------------------
INTEREST REVENUE
LOANS, NET OF UNEARNED INCOME (C)
Consumer Loans
In U.S. Offices ................................ $ 50,210         $  4,147         11.04      $ 43,099    $  3,238       10.04
In Offices Outside the U.S. (D) ................   48,469            4,694         12.95        41,632       3,898       12.52
                                                 --------         --------                    --------    --------
TOTAL CONSUMER LOANS ...........................   98,679            8,841         11.98        84,731       7,136       11.26
                                                 --------         --------                    --------    --------
Commercial Loans
In U.S. Offices
      Commercial and Industrial ................   10,115              666          8.80        10,166         566        7.44
      Mortgage and Real Estate .................    5,609              324          7.72         6,824         295        5.78
      Loans to Financial Institutions ..........      398               13          4.37           452          12        3.55
      Lease Financing ..........................    3,205              174          7.26         3,494         176        6.73
In Offices Outside the U.S. (D) ................   37,174            3,200         11.51        34,133       3,942       15.44
                                                 --------         --------                    --------    --------
TOTAL COMMERCIAL LOANS .........................   56,501            4,377         10.36        55,069       4,991       12.12
                                                 --------         --------                    --------    --------
      TOTAL LOANS ..............................  155,180           13,218         11.39       139,800      12,127       11.60
                                                 --------         --------                    --------    --------
FUNDS SOLD AND RESALE AGREEMENTS
In U.S. Offices ................................   12,380              530          5.72        15,333         423        3.69
In Offices Outside the U.S. (D) ................    2,224              240         14.43         2,904       2,605      119.93
                                                 --------         --------                    --------    --------
      TOTAL ....................................   14,604              770          7.05        18,237       3,028       22.20
                                                 --------         --------                    --------    --------
SECURITIES
HELD TO MATURITY
In U.S. Offices
      U. S. Treasury and Federal Agencies ......    1,517               74          6.52         1,986          83       5.59
      State and Municipal ......................        -                -             -             -           -          -
      Other Debt Securities ....................       41                4         13.04            42           3       9.55
In Offices Outside the U.S. (Principally
 Local Government Issues) (D) ..................    3,382              189          7.47         3,142         146       6.21
                                                 --------         --------                    --------    --------
      TOTAL ....................................    4,940              267          7.23         5,170         232       6.00
                                                 --------         --------                    --------    --------
AVAILABLE FOR SALE
In U.S. Offices
      U.S. Treasury and Federal Agencies .......    2,251               91          5.41         1,732          72       5.56
      State and Municipal ......................    1,603               80          6.67         1,231          66       7.17
      Other ....................................    1,516               69          6.09           990          39       5.27
In Offices Outside the U.S. (D) ................    7,800              633         10.85         7,166         487       9.09
                                                 --------         --------                    --------    --------
      TOTAL ....................................   13,170              873          8.86        11,119         664       7.98
                                                 --------         --------                    --------    --------
VENTURE CAPITAL
In U.S. Offices ................................    1,442               20          1.85         1,368          13       1.27
In Offices Outside the U.S. ....................      280               11          5.25           217           7       4.31
                                                 --------         --------                    --------    --------
      TOTAL ....................................    1,722               31          2.41         1,585          20       1.69
                                                 --------         --------                    --------    --------
      TOTAL SECURITIES .........................   19,832            1,171          7.89        17,874         916       6.85
                                                 --------         --------                    --------    --------
TRADING ACCOUNT ASSETS
In U.S. Offices ................................   11,857              591          6.66        14,342         633       5.90
In Offices Outside the U.S. (D) ................   10,640              799         10.04        11,399         995      11.67
                                                 --------         --------                    --------    --------
      TOTAL ....................................   22,497            1,390          8.26        25,741       1,628       8.46
                                                 --------         --------                    --------    --------
DEPOSITS AT INTEREST WITH BANKS
 (PRINCIPALLY IN OFFICES
 OUTSIDE THE U.S.) (C) (D) .....................   11,239              580          6.90         9,715         732      10.07
                                                 --------         --------                    --------    --------
TOTAL INTEREST-EARNING ASSETS ..................  223,352         $ 17,129         10.25       211,367    $ 18,431      11.66
                                                 ========         ========                    ========    ========
Non-Interest-Earning Assets (E) ................   46,189                                       47,546
                                                 ========                                     ========
TOTAL ASSETS ................................... $269,541                                     $258,913
                                                 ========                                     ========

(A)  The Taxable  Equivalent  Adjustment is based on the U.S. Federal  Statutory
     Tax Rate.
(B) Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(C) Loans and deposits at interest with banks in the table above include cash-basis loans and cash-basis bank placements, respectively.
(D) Average rates in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain Latin American countries.
(E)  Includes revaluation gains on derivative and foreign exchange contracts.

------------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES AND INTEREST RATES
 (TAXABLE EQUIVALENT BASIS) (A) (B)
------------------------------------------------------------------------------------------------------------------------------------
                                                                 Third Quarter 1995                         Third Quarter 1994
                                                       ------------------------------------       ----------------------------------
                                                       Average                  % Average         Average                % Average
(Dollars In Millions)                                   Volume     Interest        Rate            Volume      Interest     Rate
------------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
DEPOSITS
In U.S. Offices
      Savings Deposits (C) .......................... $ 24,941      $    192       3.05         $ 26,113      $    138         2.10
      Negotiable Certificates of Deposit ............    1,417            22       6.16            1,189            35        11.68
      Other Time Deposits ...........................   10,524           128       4.83            9,697           108         4.42
                                                      --------      --------                    --------      --------
      Total U.S. Interest-Bearing Deposits ..........   36,882           342       3.68           36,999           281         3.01
In Offices Outside the U.S. (D) .....................  108,033         1,837       6.75           99,370         1,574         6.28
                                                      --------      --------                    --------      --------
      TOTAL .........................................  144,915         2,179       5.97          136,369         1,855         5.40
                                                      --------      --------                    --------      --------

TRADING ACCOUNT LIABILITIES
In U.S. Offices .....................................    2,590            42       6.43            2,810            41         5.79
In Offices Outside the U.S. (D) .....................    1,300            29       8.85            1,573            24         6.05
                                                      --------      --------                    --------      --------
      TOTAL .........................................    3,890            71       7.24            4,383            65         5.88
                                                      --------      --------                    --------      --------

FUNDS BORROWED
In U.S. Offices
      Purchased Funds and Other Borrowings
      Federal Funds Purchased and Securities
      Sold Under Agreements to Repurchase ...........   14,374           190       5.24           20,245           219         4.29
      Commercial Paper ..............................    1,634            24       5.83            1,940            22         4.50
      Other Purchased Funds .........................    2,884            78      10.73            2,899            79        10.81
      Long-Term Debt and Subordinated
      Capital Notes .................................   15,095           270       7.10           13,694           214         6.20
                                                      --------      --------                    --------      --------
      Total in U.S. Offices .........................   33,987           562       6.56           38,778           534         5.46
In Offices Outside the U.S. (D) .....................    9,747           385      15.67            9,873           257        10.33
                                                      --------      --------                    --------      --------
      TOTAL .........................................   43,734           947       8.59           48,651           791         6.45
                                                      --------      --------                    --------      --------
 Total Interest-Bearing Liabilities .................  192,539         3,197       6.59          189,403         2,711         5.68
                                                      --------      --------                    --------      --------
Demand Deposits in U.S. Offices .....................   11,493                                    11,914
Other Non-Interest-Bearing Liabilities (E) ..........   42,981                                    48,033
Total Stockholders' Equity ..........................   19,433                                    16,139
                                                      --------                                  --------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY .............................. $266,446                                  $265,489
                                                      ========                                  ========

NET INTEREST REVENUE AS A PERCENTAGE
OF AVERAGE INTEREST-EARNING ASSETS ..................               $  2,606       4.67                       $  2,352         4.37
                                                                    ========                                  ========

(A)  The Taxable  Equivalent  Adjustment is based on the U.S. Federal  Statutory
     Tax Rate.
(B)  Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(C)  Savings  Deposits  consist of  Insured  Money  Market  Rate  accounts,  NOW accounts and other Savings Deposits.
(D)  Average  rates in offices  outside the U.S.  may reflect  prevailing  local interest rates,  including the effects of inflation and monetary correction in certain Latin American countries.
(E)  Includes revaluation losses on derivative and foreign exchange contracts.
------------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES AND INTEREST RATES                                                                        CITICORP AND SUBSIDIARIES
 (TAXABLE EQUIVALENT BASIS) (A) (B)
------------------------------------------------------------------------------------------------------------------------------------
                                                                Nine Months 1995                        Nine Months 1994
                                                 --------------------------------------------- -------------------------------------
                                                    Average                     % Average      Average                 % Average
(Dollars In Millions)                               Volume        Interest         Rate         Volume    Interest        Rate
------------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
DEPOSITS
In U.S. Offices
      Savings Deposits (C) ..................... $ 24,645      $    560             3.04       $ 26,238   $    384         1.96
      Negotiable Certificates of Deposit .......    1,429            69             6.46          1,035         57         7.36
      Other Time Deposits ......................   10,227           481             6.29         10,207        388         5.08
                                                 --------      --------                        --------   --------
      Total U.S. Interest-Bearing Deposits .....   36,301         1,110             4.09         37,480        829         2.96
In Offices Outside the U.S. (D) ................  109,604         5,503             6.71         96,642      6,085         8.42
                                                 --------      --------                        --------   --------
      TOTAL ....................................  145,905         6,613             6.06        134,122      6,914         6.89
                                                 --------      --------                        --------   --------

TRADING ACCOUNT LIABILITIES
In U.S. Offices ................................    2,744           132             6.43          3,168        130         5.49
In Offices Outside the U.S. (D) ................    1,218            84             9.22          1,661         67         5.39
                                                 --------      --------                        --------   --------
      TOTAL ....................................    3,962           216             7.29          4,829        197         5.45
                                                 --------      --------                        --------   --------

FUNDS BORROWED
In U.S. Offices
      Purchased Funds and Other Borrowings
      Federal Funds Purchased and Securities
      Sold Under Agreements to Repurchase ......   17,026           692             5.43         20,965        579         3.69
      Commercial Paper .........................    1,713            76             5.93          1,831         56         4.09
      Other Purchased Funds ....................    3,196           242            10.12          2,831        245        11.57
      Long-Term Debt and Subordinated
      Capital Notes ............................   14,667           802             7.31         14,265        612         5.74
                                                 --------      --------                        --------   --------
   Total in U.S. Offices .......................   36,602         1,812             6.62         39,892      1,492         5.00
In Offices Outside the U.S. (D) ................    9,590         1,073            14.96          9,664      3,219        44.53
                                                 --------      --------                        --------   --------
      TOTAL ....................................   46,192         2,885             8.35         49,556      4,711        12.71
                                                 --------      --------                        --------   --------
Total Interest-Bearing Liabilities .............  196,059         9,714             6.62        188,507     11,822         8.38
                                                 --------      --------                        --------   --------
Demand Deposits in U.S. Offices ................   11,526                                        12,413
Other Non-Interest-Bearing Liabilities (E) .....   43,209                                        42,789
Total Stockholders' Equity .....................   18,747                                        15,204
                                                 --------                                      --------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY ......................... $269,541                                      $258,913
                                                 ========                                      ========

NET INTEREST REVENUE AS A PERCENTAGE
OF AVERAGE INTEREST-EARNING ASSETS .............               $  7,415             4.44                  $  6,609         4.18
                                                               ========                                   ========

(A)  The Taxable  Equivalent  Adjustment is based on the U.S. Federal  Statutory
     Tax Rate.
(B) Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(C) Savings Deposits consist of Insured Money Market Rate accounts, NOW accounts and other Savings Deposits.
(D) Average rates in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain Latin American countries.
(E)  Includes revaluation losses on derivative and foreign exchange contracts.

------------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
DETAILS OF CREDIT LOSS EXPERIENCE
-------------------------------------------------------------------------------------------------------------------------------
                                                     3rd Qtr.       2nd Qtr.         1st Qtr.        4th Qtr.        3rd Qtr.
(Dollars in Millions)                                  1995           1995             1995           1994             1994
-------------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES
AT BEGINNING OF PERIOD .......................       $ 5,308         $ 5,270         $ 5,155         $ 5,060         $ 4,912
                                                     -------         -------         -------         -------         -------

ADDITIONS
Provision for Credit Losses ..................           576             493             391             558             436

DEDUCTIONS
GROSS CREDIT LOSSES
CONSUMER
In U.S. Offices ..............................           301             279             238             328             242
In Offices Outside the U.S. ..................           217             199             163             166             155
COMMERCIAL
In U.S. Offices ..............................            58              41              39              77              43
In Offices Outside the U.S. ..................            70              38              30              24              40
                                                     -------         -------         -------         -------         -------
                                                         646             557             470             595             480
                                                     -------         -------         -------         -------         -------
CREDIT RECOVERIES
CONSUMER
In U.S. Offices ..............................            55              56              49              55              45
In Offices Outside the U.S. ..................            48              43              43              40              37
COMMERCIAL
In U.S. Offices ..............................            18               8              30               8              36
In Offices Outside the U.S. ..................            24              19              55              34              45
                                                     -------         -------         -------         -------         -------
                                                         145             126             177             137             163
                                                     -------         -------         -------         -------         -------

NET CREDIT LOSSES
In U.S. Offices ..............................           286             256             198             342             204
In Offices Outside the U.S. ..................           215             175              95             116             113
                                                     -------         -------         -------         -------         -------
                                                         501             431             293             458             317
                                                     -------         -------         -------         -------         -------

Other Net (A) ................................           (42)            (24)             17              (5)             29
                                                     -------         -------         -------         -------         -------

ALLOWANCE FOR CREDIT LOSSES
AT END OF PERIOD .............................       $ 5,341         $ 5,308         $ 5,270         $ 5,155         $ 5,060
                                                     =======         =======         =======         =======         =======

Net Consumer Credit Losses ...................       $   415         $   379         $   309         $   399         $   315
 As a Percentage of Average
 Consumer Loans ..............................          1.63%           1.54%           1.30%           1.70%           1.43%

Net Commercial Credit Losses (Recoveries) ....       $    86         $    52         $   (16)        $    59         $     2
 As a Percentage of Average
 Commercial Loans ............................          0.61%           0.37%             NM            0.42%           0.01%

(A)  Includes  foreign  exchange effects and net transfers (to) from the reserve for Global Consumer sold portfolios.
NM   Not meaningful, as recoveries result in a negative percentage.
-------------------------------------------------------------------------------------------------------------------------------

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




For the Quarterly Period Ended September 30, 1995  COMMISSION FILE NUMBER 1-5738



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


Yes   X     No
     ---            ---



Citicorp Common Stock.............                                  425,062,447
($1.00 Par Value)                     (Shares Outstanding on September 30, 1995)

--------------------------------------------------------------------------------

                         FORM 10-Q CROSS-REFERENCE INDEX


This document serves both as an analytical review for analysts, stockholders and other interested persons and as the quarterly report filed on Form 10-Q with the Securities and Exchange Commission.






PART I    FINANCIAL INFORMATION                                            PAGE
                                                                           ----

Item 1 - Consolidated Financial Statements

         Consolidated Financial Statements, Schedules and Statistics


         Statement of Income for the Quarters and Nine Months Ended
         SEPTEMBER 30, 1995 AND 1994......................................    31

         Balance Sheet as of
         SEPTEMBER 30, 1995 AND DECEMBER 31, 1994.........................    32

         Statement of Cash Flows for the Nine Months Ended
         SEPTEMBER 30, 1995 AND 1994......................................    34

         Calculation of Earnings Per Share................................ 40-41


Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................  2-30






PART II    OTHER INFORMATION


Item 6 -     Exhibits and Reports on Form 8-K..............................   49


Signatures   ..............................................................   50

In the opinion of the management of Citicorp, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the nine months ended SEPTEMBER 30, 1995 AND 1994 have been included.

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

     a)   Exhibit 27. Financial Data Schedule


     b)   Reports on Form 8-K

          Citicorp filed a Form 8-K Current Report dated July 18, 1995 (Item 5) which report included a summary of the consolidated operations of Citicorp for the six month period ended June 30, 1995 and (Item 7) the calculation of the ratio of income to fixed charges (Exhibit 12(a) thereto) and the calculation of the ratio of income to fixed charges including preferred stock dividends (Exhibit 12(b) thereto).

          Citicorp  filed a Form 8-K Current Report dated October 17, 1995 (Item
          5) which report included a summary of the consolidated operations of Citicorp for the nine month period ended September 30, 1995 and (Item
          7) the calculation of the ratio of income to fixed charges (Exhibit 12(a) thereto) and the calculation of the ratio of income to fixed charges including preferred stock dividends (Exhibit 12(b) thereto).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                      CITICORP By:   /S/ Thomas E. Jones
                      Registrant

                                      ------------------------
                                      Thomas E. Jones
                                      Executive Vice President
                                      A Principal Financial Officer



                                      /S/ George E. Seegers


                                      ------------------------
                                      George E. Seegers
                                      Assistant Secretary



Date:November 13, 1995