Form 10-K
period 1995-12-31
CITICORP
filed 1996-02-28
CIK 20405

                                                 CONTENTS

                                                 CHAIRMAN'S LETTER TO
                                                 STOCKHOLDERS  2

                                                 AROUND THE WORLD...
                                                 AROUND THE CLOCK  4

                                                 CONSUMERS  6

                                                 COMMERCIAL BANKING  8

                                                 UNIQUE GLOBAL FOCUS 10

                                                 NEW TECHNOLOGY  12

                                                 OUR PEOPLE  14

                                                 LOCAL CITIZENSHIP  16

                                                 BUILDING THE BRAND  18

                                                 FINANCIAL INFORMATION  21

                                                 CORPORATE INFORMATION  85

                                                 STOCKHOLDER INFORMATION  88




CITICORP ANNUAL REPORT 1995


ON THE COVER                    1995 Citibank Events

[PHOTO]    Citibanking          [LOGO] Citibanking: Introduced in Turkey,
                                       now available in 39 countries.
[PHOTO]    Cards
                                [LOGO] Citibank credit cards: Introduced
[PHOTO]    Private Bank                in the Dominican Republic, expanding
                                       this business to 30 countries.
[PHOTO]    Global Relationship
           Banking                     Diners Club: Introduced in Hungary,
                                       now available in 24 countries.
[PHOTO]    Emerging Markets
                                [LOGO] The Citibank Private Bank: Opened
                                       offices in Colombia, Peru, Greece
                                       and India, expanding service to
                                       35 countries.

                                [LOGO] Citibank commercial banking: Opened
                                       offices in Slovakia and Romania.

                                [LOGO] Significant Citibank anniversaries
                                       in 1995:

                                       Brazil - 80 years, Uruguay - 80 years,
                                       Peru - 75 years, Egypt - 40 years,
                                       Saudi Arabia - 40 years, Ecuador - 35
                                       years, Ireland - 30 years, Taiwan - 30
                                       years, Bahrain - 25 years, Luxembourg
                                       - 25 years, Denmark - 20 years, Oman -
                                       20 years

CHAIRMAN'S LETTER TO STOCKHOLDERS

Nineteen ninety-five has been another excellent year. It was also a pivotal year. We completed our turnaround. Real Estate is now breaking even. We regained our ratings, achieved our capital ratios and started a stock buy back program.

[GRAPH APPEARS HERE--SEE APPENDIX I, ITEM 2]

     We reported earnings of $3.5 billion for the year; up slightly (3%) from last year but up 21% if 1994 is adjusted for its unusual taxes. Your stock closed the year at $67.25, up 63% from last year. We have announced a $4.5 billion stock buy back program and increased your dividend to $1.80 per share.

      We have embarked on the new set of business priorities I mentioned in last year's Annual Report. Although it will take a few years to be fully engaged, we believe they hold great promise.

      We are committed to deliver performance. Core earnings are targeted to grow 10-12% annually. We expect to return better than 18% on your equity. We expect to generate around $2.0 billion a year of free capital. We expect to improve our revenue to expense ratio. We expect to lower our vulnerability to risk. We are operating within these parameters as I write and expect to in the years ahead.

     We see Citicorp as a global company and as a growth company. The bulk of our growth has and will come from our Consumer businesses. We also own a unique commercial bank. That bank operates locally and regionally in the world's emerging markets and also serves the global companies that value our capabilities (and our ability) to serve them globally. On a stand-alone basis that bank is uniquely positioned and a top performer.

[HIGHLIGHTED TEXT--SEE APPENDIX I, ITEM 2]

     During the coming years, we will continue to pursue the opportunities that these franchises offer.

     We will build our Consumer business around "Citibanking." We will hold share in the U.S. Card market while expanding overseas. We will continue to build our Global Private Bank. These Consumer businesses should report double-digit growth and improving returns, even as credit write-offs move up to more typical levels.

     In the traditional developed markets of North America, Europe and Japan, we are focusing our commercial banking business. We are targeting those customers that value our competence, sophistication and responsiveness--and most importantly, our unique ability to serve them around the world. This is a select but large and attractive customer set.

     We continue to build our banking presence in the Emerging Markets. We are expanding into new countries. We are investing; deepening our presence in a selected set of local and regional markets. These investments will be paced but are at the core of our globality.

     We continue to value strong capital ratios, good reserves and balance sheet strength. We would like to see our ratings continue to improve. We do believe that we have enough Tier 1 capital and are buying back stock. During 1995, we converted our PERCS to equity and by the end of the first quarter of 1996, our convertible preferred issues will also be converted.

[GRAPH APPEARS HERE--SEE APPENDIX I, ITEM 3]

     We continue to improve our controls. We still have much to learn in terms of productivity. We have embraced the goal of continuing to improve our revenue/expense ratio. We enjoy, as compared to most global growth companies, a healthy margin between revenue and expense. We have taken it upon ourselves to maintain a spread between revenue and expense growth rates and, with regard to incremental expenses, to offset these "two for one" with incremental revenue. All of this is a stretch...but it is attainable. We are modernizing our back office, even as we embrace new interactive network technologies as a competitive tool.

      We are changing our organization, broadening and strengthening our management team. This will continue.

      The organization change is moving us from the structure established in 1991-1992, which was designed to achieve very short-term objectives, to a structure supportive of our performance imperatives and the need to develop our customer franchises. The broadening and strengthening speaks to the substance of our business challenges and aspirations and separately to the need to build depth and experience to feed into the next-generation team.

     During 1995, Dr. Mario Simonsen had to resign from our Board for health reasons. This is a great loss. In fifteen years as a Director, Mario brought us his considerable intelligence, great common sense, and years of experience as an educator and Minister of Finance in Brazil. We all join in wishing him and his family the very best and in thanking him for his distinguished service.



/s/ JOHN S. REED
-------------------
John S. Reed

                 [PHOTO APPEARS HERE--SEE APPENDIX I, ITEM 4]


AROUND THE WORLD

Every hour of every day, from New York to Singapore, from Helsinki to Punta

Arenas, million of people bank on Citibank. Consumers and commercial banking customers depend on us for innovative products and superior service. They come to us because they know that when their financial well-being is at stake, the

Citi never sleeps.

     The sun is always shining somewhere on the Citibank network, but even after sunset, our customers can still do their banking. At our 24-hour Citicard Banking Centers, they can withdraw cash, make deposits or review account activity around the clock. They can transfer money between accounts, check their balances and pay bills via CitiPhone anytime day or night. Our credit and charge card customers can report a lost or stolen card or secure a temporary spending-limit increase 24 hours a day by phoning a Citibank customer service representative.

     Citibank's globally integrated transaction and information systems give commercial customers the worldwide picture of their company's financial position. They can easily and efficiently move money, finance trade or investments, and schedule payments, whether in the home office or a foreign subsidiary. Citibank trading rooms in London, New York, Tokyo, Singapore, Hong Kong and Sydney operate both day and night, handling customer transactions.

     No other financial institution has our ability to serve customers around the world and around the clock.


 ...AROUND THE CLOCK

[PHOTO APPEARS HERE -- SEE APPENDIX I, ITEM 5]

ON FOUR CONTINENTS, CITIBANK TRADERS TRACK LOCAL AND FOREIGN MARKETS AND HANDLE CUSTOMER ORDERS THROUGH TRADING ROOMS THAT OPERATE 24 HOURS A DAY.

                [PHOTO APPEARS HERE -- SEE APPENDIX I, ITEM 6]

MEETING THE NEEDS


For twenty years, Citibank has been building a global Consumer business based on

Citibanking, Cards, and Private Banking, providing increasingly sophisticated consumers with the ability to do all their banking anytime, anywhere and any way they choose.

[PHOTO APPEARS HERE -- SEE APPENDIX I, ITEM 6]

[GRAPH APPEARS HERE -- SEE APPENDIX I, ITEM 7]

[GRAPH APPEARS HERE -- SEE APPENDIX I, ITEM 8]

[GRAPH APPEARS HERE -- SEE APPENDIX I, ITEM 9]

OF CONSUMERS...

     As economies develop, large new consumer markets are emerging in countries from Brazil to India, from Taiwan to Hungary.

     Citibanking means that through branches, 24-hour Citicard Banking Centers, CitiPhone or personal computers, we deliver a unique customer experience in 39 countries. Relationship-based rather than product-driven, Citibanking uses technology to deliver faster, more flexible service. With Cards, we remain the largest bankcard and charge-card issuer in the world, covering 36 countries. We process more than 245 million bankcard payments from U.S. customers alone each year. Cards has a proven product-mix and marketing strategy, with significant economies of scale as a result of consolidated processing. And with Private Banking, our clients gain the advantages of an unmatched global network of professionals in 35 countries.

     We are building share in existing markets at the same time we pursue opportunities in new ones. This positions us to benefit from a steadily increasing demand for consumer financial services.

     With a 16% compound annual growth rate in earnings over the last five years, our Consumer business has excellent growth prospects.

[GRAPH APPEARS HERE -- SEE APPENDIX I, ITEM 10]


     Whether a local business in Malaysia or a U.S. based multinational,

companies can count on Citibank for global delivery of a wide spectrum of services--from cash management and trade finance to foreign exchange and other capital markets activities, as well as traditional corporate finance.


AND COMMERCIAL

[PHOTO APPEARS HERE -- SEE APPENDIX I, ITEM 11]

     GLOBAL RELATIONSHIP BANKING CREATES FINANCIAL SOLUTIONS FOR COMMERCIAL CUSTOMERS THAT ARE INCREASINGLY BECOMING TRULY GLOBAL ENTERPRISES. THESE CUSTOMERS VALUE CITIBANK'S NETWORK AND THE UNIQUE ADVANTAGE OF OUR GLOBAL RELATIONSHIP MANAGERS. THESE MANAGERS ARE DEDICATED TO EACH CUSTOMER AND COORDINATE OUR GLOBAL NETWORK OF INDUSTRY AND PRODUCT SPECIALISTS AS WELL AS OUR KNOWLEDGE OF LOCAL MARKETPLACES. RELATIONSHIP MANAGERS SEE TO IT THAT CUSTOMERS HAVE COMPLETE ACCESS TO OUR FULL CAPABILITIES WHEREVER THEY NEED THEM.

[GRAPH APPEARS HERE -- SEE APPENDIX I, ITEM 12]

[GRAPH APPEARS HERE -- SEE APPENDIX I, ITEM 13]

     When an emerging-market company wants to access the world's capital markets or a global company needs local expertise in foreign markets, Citibank fills their needs in ways other financial institutions cannot.

     In the developed markets, Citibank focuses on a select group of 2,200 multinational customers who value our ability to meet their needs in markets around the world. We call our approach to serving these multinational customers Global Relationship Banking.

     In over 70 Emerging Markets, we are a unique resource to both multinational customers and local businesses who value our combination of local presence and globally integrated service. In the past 15 years, many financial institutions reduced their Emerging Markets presence. We stayed, to help countries deal with their problems. The experience we've gained in managing volatility in these markets is highly valued by our customers. Emerging Markets now account for nearly one-quarter of world GDP, and many of our multinational customers are growing faster in these markets than in industrialized economies.

     We are in position to serve commercial customers, whether local or global, in the markets where their needs are growing fastest.


BANKING CUSTOMERS


[PHOTO APPEARS HERE -- SEE APPENDIX I, ITEM 14]

JIANGLING MOTORS, A STATE-CONTROLLED TRUCK PRODUCER IN CHINA, TURNED TO CITIBANK WHEN IT NEEDED EXPANSION CAPITAL. CITIBANK STRUCTURED A 174 MILLION SHARE OFFERING IN TWO TRANCHES AND BROUGHT IN LONG-TIME CLIENT FORD MOTOR CO. AS A INVESTOR. INSTITUTIONAL INVESTOR NAMED THE JIANGLING/FORD ALLIANCE ONE OF ITS "DEALS OF THE YEAR."

Citibank today is the only truly global bank, with nearly a century of international experience. We are dedicated to providing a full range of banking services everywhere we are needed, from Argentina to Zambia, from Chicago to

Sydney, creating growth opportunities for our customers and our stockholders alike.


PROVIDING A UNIQUE

Each of our businesses operates with a global focus. Thus, the globalization of the marketplace plays to our greatest strength.

      In 1902, Citibank began developing an international branch system that was, and is still, unique. Today, Citibank is an integral part of the banking system in most countries, not just another foreign bank. We will soon celebrate 100th anniversaries in India, Singapore, Panama, Japan, China and the Philippines.

      Our presence in markets builds over time. Transaction banking activities like cash management and trade finance predominate as Citibank first follows its customers into a market. Cash management generates local currency deposits, which allow us to begin providing working-capital loans. Foreign exchange and hedging are important for dealing with exports and currency fluctuations. Asset-based finance programs support equipment sales and franchising.

[PHOTO APPEARS HERE--SEE APPENDIX I, ITEM 15]

CITIBANK CELEBRATED ITS 80TH ANNIVERSARY IN BRAZIL DURING 1995. CITIBANK'S BRANCH IN RIO DE JANEIRO HAS LONG BEEN IMPORTANT FOR CITIBANK IN COMMERCIAL BANKING. NOW A MAJOR EFFORT IS UNDER WAY TO EXPAND OUR CONSUMER BUSINESS IN BRAZIL TO ONE MILLION CREDIT CARDS AND 200,000 BRANCH CUSTOMERS BY THE YEAR 2000.

[PHOTO APPEARS HERE--SEE APPENDIX I, ITEM 16]

PHOTOCARD, A CITIBANK INNOVATION THAT BEARS THE CARDHOLDER'S PHOTOGRAPH AND SIGNATURE DIGITALLY IMPRINTED ON HIS OR HER CREDIT OR CHARGE CARD, SHOWED STRONG INTERNATIONAL MARKET PENETRATION IN 1995. OVER EIGHT MILLION HAVE BEEN ISSUED WORLDWIDE SINCE 1992. PHOTOCARD CUSTOMERS TYPICALLY HAVE LOWER ATTRITION, LOWER NET CREDIT LOSS RATES AND SIGNIFICANTLY HIGHER PURCHASE ACTIVITY. TEN COUNTRIES IN LATIN AMERICA, FOUR IN EUROPE AND TWELVE IN ASIA NOW OFFER PHOTOCARDS.


GLOBAL FOCUS...


     As foreign investment and privatizations occur, corporate finance and capital markets products come into play. Financial institutions use us for local clearing and custody, while local corporations come to us for sophisticated finance and capital markets activities.

     Citibank's Consumer business offers significant growth prospects as populations and wealth continue to expand. Citibanking can develop quickly in these markets because our commercial bank provides premises, staff, regulatory, operational and administrative support, along with local knowledge, and even access to deposits and a ready customer base. Credit card activities follow. In half of the 10 countries outside the U.S. where we introduced Citibanking 20 years ago, our Consumer business is now larger than our commercial banking business. Consumer advertising and marketing increase awareness of the Citibank name and image, which in turn enhances commercial selling efforts.

     Our global focus means more than just a presence in many markets. It means being able to introduce products, services and technology quickly across a broad range of markets, bringing value to customers.

     Good ideas in one market are generally good ideas everywhere.

[PHOTO APPEARS HERE--SEE APPENDIX I, ITEM 17]

CITIBANKING'S MODEL BRANCHES WORLDWIDE ALL HAVE THE SAME LOOK AND FEEL AND ARE ORGANIZED AND OPERATE THE SAME WAY. FROM THE MOMENT CUSTOMERS COME THROUGH THE DOOR, THEY FEEL GOOD ABOUT THEIR BANKING RELATIONSHIP WITH CITIBANK. SUPPORTING THIS IS ADVANCED TECHNOLOGY THAT BOTH SPEEDS AND PERSONALIZES SERVICE. VESTIBULES HAVE 24-HOUR CITICARD BANKING CENTER MACHINES, ENCOURAGING CUSTOMERS TO MAKE GREATER USE OF ELECTRONIC BANKING. OVER ONE-THIRD OF CITIBANK'S MORE THAN 1,200 CONSUMER BRANCHES WORLDWIDE ARE MODEL BRANCHES, WITH MORE CONVERSIONS SCHEDULED FOR 1996.


LEADING IN APPLYING


Technology is fundamental to our Citibanking strategy. It allows customers to obtain account information, make investments, pay bills and transfer funds whether they are at a model branch, a Citicard Banking Center, or communicating via CitiPhone or by home computer. When customers travel, they can access their banking relationship in 34 countries because operations are linked from market to market.

     Back-office processing activities for both European and U.S. Cards have been converted to a single system. When a German consumer uses a Citibank card at a local restaurant, the transaction transparently travels our global network across the Atlantic to South Dakota and back.

     For corporate customers, we offer globally integrated transaction and information systems that work seamlessly with the existing systems they already have in place, and they can access these systems in Thailand or Kazakstan as well as New York or Tokyo.

     Innovations in linking technology globally make Citibank's unmatched network even more valuable to our customers.

Service innovations give Citibank a competitive edge. Relationships are strengthened and new customers are attracted by systems that offer them flexibility, easier access to and greater control over their financial activities.

NEW TECHNOLOGY...

[PHOTO APPEARS HERE--SEE APPENDIX I, ITEM 18]

IN THE UNITED STATES, THE NUMBER OF CUSTOMERS WHO ENROLLED TO USE ELECTRONIC BANKING SERVICES, PRIMARILY THROUGH PERSONAL COMPUTERS, INCREASED MORE THAN 200% IN THE LAST SEVEN MONTHS OF 1995, AFTER FEES WERE ELIMINATED JUNE 1. AN ESTIMATED 20% OF THESE CUSTOMERS WERE NEW TO CITIBANK.

[PHOTO APPEARS HERE--SEE APPENDIX I, ITEM 19]

CITIGOLD PRIORITY BANKING EPITOMIZES PERSONAL ATTENTION IN BRANCH BANKING. CUSTOMERS HAVE THEIR OWN ACCOUNT OFFICER AS WELL AS PERSONAL INVESTMENT COUNSELING AND EVEN AN AREA IN MANY BRANCHES RESERVED FOR THEIR USE. UPON PRESENTING THEIR GOLD CITICARD, CITIGOLD CUSTOMERS ENJOY IMMEDIATE RECOGNITION AT ANY BRANCH.

COMMITTED TO

Running the company for performance depends on the 85,000 Citibankers who turn ideas into action--all for the benefit of our customers. We are committed to fostering an environment where employees can excel--and where they can deliver on our commitment to all those who rely on us.

     Citibank has always attracted talented and motivated people wherever we conduct business. We are regarded as the employer of choice in many markets. Our challenge is not only to find and develop talented individuals but also to make sure they have the tools, systems and processes they need to succeed.

     We have improved the way we evaluate employees to make sure the right person is in the right job. During 1995, senior management spent over 500 hours reviewing the performance and potential of a deep cross-section of management talent around the world.

     Our businesses are benchmarking their performance in serving customers against that of our competitors in financial services and also against other industries. We are pursuing greater productivity and better expense management by building continuous performance improvement into our culture.

     Talent, training and continuous improvement are our key ingredients in building an organization that performs up to the expectations of both customers and stockholders.

OUR PEOPLE...

[PHOTO APPEARS HERE--SEE APPENDIX I, ITEM 20]

OUR BUSINESSES ARE CONTINUALLY ENGAGED IN GROUP ENDEAVORS FOCUSING ON ISSUES SUCH AS LEADERSHIP, TEAMWORK AND BUILDING EFFECTIVE CONTROL ENVIRONMENTS. THIS TRAINING HELPS MANAGERS DEVELOP NEW WAYS OF THINKING ABOUT--AND MANAGING--THEIR BUSINESSES COOPERATIVELY. SOME EXERCISES ARE MORE FUN THAN OTHERS, AS THIS PHOTO ILLUSTRATES.

Responsible citizenship is good business. As we help improve the quality of life in our communities, we enhance our own business potential.


DEDICATED TO


     Everywhere Citibank does business, responsible corporate citizenship is an integral component of that business. Every day in countless ways Citibank has an impact on communities around the world. As an institution and as individuals, we try to make sure that impact is positive. We know that our contribution to the economic and social vitality of our communities increases our own ability to thrive and profit.

     First, our normal business operations have obvious and intended economic results. Local businesses receive crucial credit and other financial services. We help develop markets and provide links to other parts of the world economy. The taxes we pay are substantial. Other effects of routine business are more subtle, such as the influence our policies have on local hiring practices and standards of business behavior.

[PHOTO APPEARS HERE--SEE APPENDIX I, ITEM 21]

IN A LA PAZ MARKETPLACE, A STREET VENDOR IS ABLE TO STRENGTHEN AND GROW HER BUSINESS WITH A SMALL LOAN FROM BANCOSOL. THIS BANK SUPPORTS THE HOPES AND DREAMS OF BOLIVIANS WHO HAVE HAD DIFFICULTY OBTAINING CREDIT. AS PART OF THE ACCION INTERNATIONAL NETWORK, BANCOSOL BENEFITS FROM THE CITICORP FOUNDATION'S $10 MILLION "BANKING ON ENTERPRISE" PROGRAM TO SUPPORT MICROBUSINESSES AROUND THE WORLD.

[PHOTO APPEARS HERE-- SEE APPENDIX I, ITEM 22]

ST. EDMUND'S CORNER IN CHICAGO IS TYPICAL OF THE HOUSING CREATED THROUGH CITIBANK'S TAX CREDIT INVESTMENTS IN COMMUNITIES WHERE WE DO BUSINESS. ITS 35 UNITS ALL HAVE RENTS AFFORDABLE TO HOUSEHOLDS EARNING LESS THAN 50% OF CHICAGO'S MEDIAN INCOME. MORE THAN HALF THE UNITS ARE SUITABLE FOR LARGE FAMILIES, FEATURING FOUR OR FIVE BEDROOMS. THE MAJORITY OF THESE TAX-CREDIT INVESTMENTS ARE BEING MADE IN FUNDS MANAGED BY THE NATIONAL EQUITY FUND AND THE ENTERPRISE SOCIAL INVESTMENT CORPORATION.

LOCAL CITIZENSHIP...

     As an investor in the U.S. capital markets, Citibank made a major commitment to purchase $100 million of low-income housing tax credits over four years. These funds will finance the construction or rehabilitation of up to 3,000 units in low- and middle-income communities. We are working hard to increase access to bank credit in these areas: In 1995, we extended credit totaling nearly $1.5 billion to people in modest-income communities, providing opportunities for home ownership and small-business development.

     We extend the influence of our business presence with philanthropic activities. In 1995, our cash contributions exceeded $26 million. Where we can, we help to multiply the effects of funds by also contributing expertise and experience. We emphasize community development and education--areas that have enduring impact on our neighbors' capacity to control and improve their quality of life.

[PHOTO APPEARS HERE-- SEE APPENDIX I, ITEM 23]

PAM FLAHERTY, HEAD OF GLOBAL COMMUNITY RELATIONS, VISITS WITH CHILDREN AT A FAMILY SHELTER IN THE BRONX (ONE OF NEW YORK'S FIVE BOROUGHS). THOUSANDS OF CITIBANKERS IN 1995 VOLUNTEERED THEIR TIME AND RESOURCES TO HELP PEOPLE HELP THEMSELVES.

[PHOTO APPEARS HERE--SEE APPENDIX I, ITEM 24]


AND BUILDING THE


Brand names have substantial value in and of themselves. In addition to the investments we've made in technology and product innovation over the years, Citibank also benefits from our investments in building brand equity.

     Creating and sustaining a global brand requires considerable investment of work, resources and time. We know the effort is worth it: Customers buy the brand as much as the product, and the best employees are attracted to companies who own respected brands. Without question, brand equity translates into meaningful and measurable value for stockholders. Over the last 10 years, total Consumer revenues have registered a double-digit compound annual growth rate, suggesting that the brand identity we are now building around the world will be an important influence on future returns to investors.


     We are making a concentrated effort to build "Citibank" into a brand that is globally recognized and respected. All of our Consumer businesses, regardless of location, carry the Citibank name and a common identity. Consistent physical appearance is just one element of an effort to make every customer contact with us an experience that is

[PHOTO APPEARS HERE--SEE APPENDIX I, ITEM 24]

BRANDED PROMISE

uniquely and distinctly "Citibank." We are working every day to make that experience fulfill customers' highest expectations of a financial services provider.

     By keeping our promises to our customers, we earn and maintain trust in the Citibank name. Ultimately, a brand's equity is built on trust.

When people around the world think about financial services, increasingly they think "Citibank" first.

 ...THE CITI NEVER SLEEPS

                                FINANCIAL INFORMATION


                                Citicorp in Brief   22
                                Overview of 1995 Results   23
                                The Businesses of Citicorp   24
                                Consumer   25
                                Commercial Banking   29
                                North America Commercial Real Estate   31
                                Cross-Border Refinancing Portfolio    32
                                Corporate Items   32
                                Managing Global Risk   33
                                Summary of Financial Results   40
                                Statement of Income Analysis   40
                                Financial Reporting Responsibility   45
                                Report of Independent Auditors   45
                                Financial Statements   46
                                Statement of Accounting Policies   51
                                Notes to Consolidated Financial Statements   54
                                Quarterly Financial Information   72
                                10-K Cross-Reference Index    73
                                Financial Data Supplement   74

CITICORP IN BRIEF

In Millions of Dollars Except Share Data                   1995          1994          1993          1992          1991
                                                       --------      --------      --------      --------      --------
NET INCOME (LOSS)-Before Accounting Changes            $  3,464      $  3,422      $  1,919      $    722      $   (914)
NET INCOME (LOSS)-After Accounting Changes/(1)/           3,464         3,366         2,219           722          (457)

NET INCOME (LOSS) PER SHARE/(2)/
  On Common and Common Equivalent Shares
    Before Accounting Changes                          $   7.21      $   7.15      $   3.82      $   1.35      $  (3.22)
    After Accounting Changes/(1)/                          7.21          7.03          4.50          1.35         (1.89)
  Assuming Full Dilution
    Before Accounting Changes                              6.48          6.40          3.53          1.35         (3.22)
    After Accounting Changes/(1)/                          6.48          6.29          4.11          1.35         (1.89)
DIVIDENDS DECLARED PER COMMON SHARE/(3)/                   1.20          0.45            --            --          0.75
  As a Percentage of Income Per Common Share Assuming
   Full Dilution, After Accounting Change/(3)/            18.52%         7.15%           --            --            NM

AT YEAR-END
Total Loans, Net of Unearned Income                    $165,642      $152,420      $138,967      $139,710      $150,944
Allowance for Credit Losses                               5,368         5,155         4,379         3,859         3,308
Total Assets/(4)/                                       256,853       250,489       216,574       213,701       216,922
Total Deposits                                          167,131       155,726       145,089       144,175       146,475
Long-Term Debt and Subordinated Notes                    18,488        17,894        18,160        20,172        23,382
Common Stockholders' Equity/(5)/                         16,510        13,582        10,066         7,969         7,349
Total Stockholders' Equity/(5)/                          19,581        17,769        13,953        11,181         9,489
Tier 1 Capital                                           18,915        16,919        13,388        10,262         8,540
Tier 1+Tier 2 Capital                                    27,725        26,119        23,152        20,111        17,080

FINANCIAL RATIOS
Net Income to Average Assets/(4)/--Before
 Accounting Changes                                        1.29%         1.31%          .84%          .32%         (.41)%
Net Income to Average Assets/(4)/--After
 Accounting Changes/(1)/                                   1.29          1.29           .97           .32          (.21)
Return on Common Stockholders' Equity/(5)/--Before
 Accounting Changes                                       20.80         26.30         17.73          6.48        (14.28)
Return on Common Stockholders' Equity/(5)/--After
 Accounting Changes/(1)/                                  20.80         25.81         21.06          6.48         (7.94)
Return on Total Stockholders' Equity/(5)/--Before
 Accounting Changes                                       18.33         21.79         15.32          7.16         (9.40)
Return on Total Stockholders' Equity/(5)/--After
 Accounting Changes/(1)/                                  18.33         21.43         17.72          7.16         (4.52)
Average Common Stockholders' Equity to Average
 Assets/(4)//(5)/                                          5.59          4.47          3.95          3.39          3.68
Average Total Stockholders' Equity to Average
 Assets/(4)//(5)/                                          7.03          6.02          5.48          4.45          4.59
Common Stockholders' Equity to Assets/(4)//(5)/            6.43          5.42          4.65          3.73          3.39
Total Stockholders' Equity to Assets/(4)//(5)/             7.62          7.09          6.44          5.23          4.37
Tier 1 Capital Ratio                                       8.41          7.80          6.62          4.90          3.73
Tier 1+Tier 2 Capital Ratio                               12.33         12.04         11.45          9.60          7.46
Leverage Ratio/(4)/                                        7.45          6.67          6.15          4.74          3.94

SHARE DATA
Year End Stock Price/(6)/                              $     67 1/4  $     41 3/8  $     36 7/8  $     22 1/4  $     10 3/8
Common Equity Per Share/(5)/                              38.64         34.38         26.04         21.74         21.23

PRE-TAX EARNINGS ANALYSIS
Total Revenue                                          $ 18,678      $ 16,748      $ 16,075      $ 15,621      $ 14,750
Effect of Credit Card Securitization/(7)/                   917           934         1,282         1,390         1,155
Net Cost to Carry/(8)/                                       23            89           252           421           454
Capital Building Transactions                                --           (80)            2          (820)         (502)
                                                       --------      --------      --------      --------      --------
ADJUSTED REVENUE                                         19,618        17,691        17,611        16,612        15,857
                                                       --------      --------      --------      --------      --------
Total Operating Expense                                  11,102        10,256        10,615        10,057        11,097
Net OREO Benefits (Costs)/(9)/                              105            (9)         (245)         (347)         (285)
Restructuring Charges                                        --            --          (425)         (227)         (750)
                                                       --------      --------      --------      --------      --------
ADJUSTED OPERATING EXPENSE                               11,207        10,247         9,945         9,483        10,062
                                                       --------      --------      --------      --------      --------
OPERATING MARGIN                                          8,411         7,444         7,666         7,129         5,795
                                                       --------      --------      --------      --------      --------
Consumer Credit Costs/(10)/                               2,473         2,338         2,740         3,309         2,958
Commercial Credit Costs/(11)/                                72           239         1,036         2,458         2,190
                                                       --------      --------      --------      --------      --------
OPERATING MARGIN LESS CREDIT COSTS                        5,866         4,867         3,890         1,362           647
Additional Provision/(12)/                                  281           336           603           537           636
Restructuring Charges                                        --            --           425           227           750
Capital Building Transactions                                --            80            (2)          820           502
                                                       --------      --------      --------      --------      --------
INCOME (LOSS) BEFORE TAXES AND CUMULATIVE EFFECTS
 OF ACCOUNTING CHANGES                                 $  5,585      $  4,611      $  2,860      $  1,418      $   (237)
                                                       ========      ========      ========      ========      ========

 (1) Refers to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," in 1994 and SFAS No. 109, "Accounting for Income Taxes," in 1993, and an accounting change for venture capital subsidiaries in 1991.
 (2) Based on net income (loss) less preferred stock dividends, except when conversion is assumed.
 (3) On October 15, 1991, Citicorp suspended the dividend on its common stock and resumed paying dividends on April 18, 1994.
 (4) Reflects the effects of adopting Financial Accounting Standards Board ("FASB") Interpretation No. 39, "Offsetting of Amounts Related to
     Certain Contracts," as of January 1, 1994.
 (5) Reflects the effects of adopting SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of January 1, 1994.
 (6) Based on the New York Stock Exchange Composite Listing.
 (7) See page 44 for a description of the effect of credit card securitization.
 (8) Principally the net cost to carry commercial cash-basis loans and Other Real Estate Owned ("OREO").
 (9) Principally gains and losses on sales, direct revenue and expense, and writedowns on Commercial OREO.
(10) Principally consumer net credit write-offs adjusted for the effect of credit card securitization.
(11) Includes commercial net credit write-offs, net cost to carry, and net OREO benefits (costs).
(12) Primarily consumer and non-refinancing commercial provision for credit losses in excess of net write-offs. See page 43 for additional discussion.
 NM  Not meaningful--loss.

OVERVIEW OF 1995 RESULTS

Net income of $3.5 billion in 1995 represented record earnings for Citicorp. Earnings before income taxes increased 21% to $5.6 billion in 1995, led by continued momentum in the Core businesses (Consumer and Commercial Banking), improved trading-related results, and lower credit costs in the North America Commercial Real Estate portfolio. As a result of the increase in the effective tax rate to 38% in 1995 from the unusually low rate of 26% in 1994, earnings were up only slightly in 1995. Fully diluted earnings per share of $6.48 was up from $6.29 in 1994. Return on total equity of 18.3% remained strong but was down from 21.4% in 1994, reflecting higher equity levels. Return on average assets was stable at 1.29%.

Adjusted revenue increased $1.9 billion, or 11%, to $19.6 billion, exceeding the growth in adjusted operating expense of $960 million (up 9% to $11.2 billion) by a 2-to-1 ratio. Operating margin increased by $1.0 billion, or 13%, to $8.4 billion, and the efficiency ratio (adjusted operating expense as a percentage of adjusted revenue) improved slightly to 57%. Excluding the effect of a weaker dollar, adjusted revenue and adjusted expense increased 9% and 7%, respectively, in 1995.

The increase in adjusted revenue primarily reflected solid growth in the Consumer businesses, higher trading-related revenue, and growth in Commercial Banking activities in the Emerging Markets. The increase in adjusted operating expense reflected costs associated with increased business volume, investment in technological infrastructure, and investment spending to grow the Core franchises. The increase in the operating margin reflected growth in the Core businesses as well as funding benefits associated with higher equity levels.

Consumer credit costs of $2.5 billion were up 6%, reflecting loan growth, including an expanded volume of card assets, as well as economic conditions in Latin America, particularly Argentina and Mexico. Managed consumer write-offs of 1.99% of total managed consumer loans in 1995 were down compared with 2.08% for 1994, but trended up through the year. Credit costs in the Commercial Banking business remained low at $20 million in 1995; in the prior year there was a credit benefit of $116 million. Credit costs in North America Commercial Real Estate improved by $305 million to $52 million in 1995. Commercial cash-basis loans and OREO of $2.2 billion were reduced $916 million from the end of 1994, primarily due to improvement in the North America Commercial Real Estate portfolio. Consumer cash-basis loans were up slightly at $2.7 billion.

Citicorp continued to strengthen its balance sheet in 1995. The allowance for credit losses was built by $0.3 billion to $5.4 billion. Total capital (Tier 1 and Tier 2) rose to $27.7 billion and Tier 1 capital rose to $18.9 billion, or 8.41% of net risk-adjusted assets, up from 7.80% at the end of 1994. Pursuant to a stock repurchase program initiated in June 1995, Citicorp acquired 23.1 million shares of common stock at a cost of $1.5 billion during 1995.

[GRAPH APPEARS HERE--SEE APPENDIX I, Item 25]

[GRAPH APPEARS HERE--SEE APPENDIX I, Item 26]

[GRAPH APPEARS HERE--SEE APPENDIX I, Item 27]

[GRAPH APPEARS HERE--SEE APPENDIX I, Item 28]

THE BUSINESSES OF CITICORP


Citicorp, with its subsidiaries and affiliates, is a global financial services organization. Its staff of 85,300 (including 48,000 outside the U.S.) serves individuals, businesses, governments, and financial institutions in over 3,400 locations (including branches, representative offices, subsidiary and affiliate offices) in 96 countries and territories throughout the world as of December 31, 1995.

Citicorp, a U.S. bank holding company, was incorporated in 1967 under the laws of Delaware and is the sole shareholder of Citibank, N.A. ("Citibank"), its major subsidiary.

Citicorp is regulated under the Bank Holding Company Act of 1956 and is subject to examination by the Federal Reserve Board ("FRB"). Citibank is a member of the Federal Reserve System and is subject to regulation and examination by the Office of the Comptroller of the Currency ("OCC"). See page 82 for further discussion of regulation and supervision.

Citicorp's activities are conducted primarily within the Core business franchises of Consumer and Commercial Banking. The Consumer businesses operate a uniquely global, full service consumer franchise encompassing branch banking ("Citibanking"), credit and charge cards ("Cards"), and Private Banking. The Commercial Banking business provides a diversified range of wholesale banking services, emphasizing global capabilities, to local, regional and multinational corporate customers, financial institutions, and government entities.

North America Commercial Real Estate comprises relationships managed by the commercial real estate divisions in the U.S. and Canada. Citicorp's strategy for the North America Commercial Real Estate portfolio is one of active remedial management to maximize the long-term value and recoverability of the assets.

The Cross-Border Refinancing Portfolio is centrally managed and has a separate focus from the Commercial Banking business activities in the refinancing countries.

Additional data on the business and geographic distribution of revenue, income
(loss), and average assets is disclosed in Note 10 to the consolidated financial statements.

The table below shows the net income (loss), average assets, and return on assets for each of Citicorp's businesses for the three years ended December 31, 1995. In addition, the accompanying chart shows that earnings in the Core businesses increased to $3.6 billion in 1995, led by continued momentum in the Consumer businesses.


BUSINESS FOCUS

                                                         Net Income (Loss)         Average Assets/(1)/         Return on Assets/(1)/
                                                                $ Millions             $ Billions                             %
                                              ----------------------------   ----------------------    ---------------------------
                                                1995    1994/(2)/ 1993/(2)/  1995  1994/(2)/ 1993/(2)/  1995    1994/(2)/  1993/(2)/
                                              ------   ------    ------      ----  ----      ----       ----    ----       ----
Consumer(3)                                   $1,981   $1,778    $1,161      $120  $106      $100       1.65%   1.68%      1.16%
Commercial Banking(4)                          1,607    1,394     1,602       136   139       109       1.18    1.00       1.47
                                              ------   ------    ------      ----  ----      ----
Core Businesses                                3,588    3,172     2,763       256   245       209       1.40    1.29       1.32

North America Commercial Real Estate              (9)    (299)     (636)        5     8        12       (.18)  (3.74)     (5.30)
Cross-Border Refinancing Portfolio               201      222        84         3     3         3       6.70    7.40       2.80
Corporate Items(5)                              (316)     327      (292)        5     5         4      (6.32)   6.54      (7.30)
                                              ------   ------    ------      ----  ----      ----
                                               3,464    3,422     1,919       269   261       228       1.29    1.31        .84

Cumulative Effects of Accounting Changes(6)       --      (56)      300        --    --        --         --      --         --
                                              ------   ------    ------      ----  ----      ----
Total Citicorp                                $3,464   $3,366    $2,219      $269  $261      $228       1.29    1.29        .97
                                              ======   ======    ======      ====  ====      ====       ====    ====      =====

----------
(1) 1995 and 1994 amounts reflect the effect of adopting FASB Interpretation No. 39 as of January 1, 1994.
(2) Reclassified to conform to the 1995 presentation.
(3) Consumer results reflect an after-tax restructuring charge of $143 million in 1993.
(4) Commercial Banking results reflect an after-tax restructuring charge of $95 million in 1993.
(5) See page 32 for a discussion of Corporate Items.
(6) Represents the cumulative effects of adopting SFAS No. 112 as of January 1, 1994 and SFAS No. 109 as of January 1, 1993. See pages 64 and 53, respectively, for discussion.


[GRAPH APPEARS HERE--SEE APPENDIX I, Item 29]

CONSUMER

                                                                 Total          Developed Markets/(1)/     Emerging Markets/(1)/
                                           ---------------------------     -----------------------     -----------------------
In Millions of Dollars                       1995     1994/(2)/   1993/(2)/  1995   1994/(2)/ 1993/(2)/  1995   1994/(2)/ 1993/2/
----------------------                     -------   -------    ------     ------   ------   ------    ------  -----    ------
Total Revenue                              $11,343   $10,394    $9,498     $8,289   $7,787   $7,336    $3,054  $2,607   $2,162
Effect of Credit Card Securitization/3/        917       934     1,282        917      934    1,282        --      --       --
Net Cost to Carry/4/                            12         3        10         12        3       10        --      --       --
                                           -------   -------    ------      -----    -----    -----    ------  ------   ------
ADJUSTED REVENUE                            12,272    11,331    10,790      9,218    8,724    8,628     3,054   2,607    2,162
                                           -------   -------    ------      -----    -----    -----    ------  ------   ------
Total Operating Expense                      6,700     6,240     6,225      5,015    4,783    4,983     1,685   1,457    1,242
Net OREO Costs/5/                               --       (48)      (38)        --      (48)     (38)       --      --       --
Restructuring Charges                           --        --      (233)        --       --     (227)       --      --       (6)
                                           -------   -------    ------      -----    -----    -----    ------  ------   ------
ADJUSTED OPERATING EXPENSE                   6,700      6,192    5,954       5,015    4,735   4,718     1,685    1,457   1,236
                                           -------   -------    ------      ------   ------   -----    ------  -------  ------
OPERATING MARGIN                             5,572      5,139    4,836       4,203    3,989   3,910     1,369    1,150     926
                                           -------   -------    ------      ------   ------   -----    ------  -------  ------
Net Write-offs                               1,544      1,353    1,410       1,247    1,184   1,256       297      169     154
Effect of Credit Card Securitization           917        934    1,282         917      934   1,282        --       --      --
Net Cost to Carry and Net OREO Costs            12         51       48          12       51      48        --       --      --
                                           -------   --------   ------      ------   ------   -----    ------  -------  ------
CREDIT COSTS                                 2,473      2,338    2,740       2,176    2,169   2,586       297      169     154
                                           -------   --------   ------      ------   ------   -----    ------  -------  ------
OPERATING MARGIN LESS CREDIT COSTS           3,099      2,801    2,096       2,027    1,820   1,324     1,072      981     772
                                           -------   --------   ------      ------   ------   -----    ------  -------  ------
Additional Provision                           200        200      276         170      143     208        30       57      68
Restructuring Charges                           --         --      233          --       --     227        --       --       6
                                           -------   --------   ------      ------   ------   -----    ------  -------  ------
INCOME BEFORE TAXES                          2,899      2,601    1,587       1,857     1,677    889     1,042      924     698
Income Taxes                                   918        823      426         663       582    277       255      241     149
                                           -------   --------   ------      ------   -------  -----    ------  -------  ------
NET INCOME                                  $1,981     $1,778   $1,161      $1,194    $1,095   $612      $787     $683    $549
                                           =======   ========   ======      ======   =======  =====    ======  =======  ======
Average Assets (In Billions of Dollars)       $120       $106     $100         $86       $77    $75       $34      $29     $25
Return on Assets                              1.65%      1.68%    1.16%       1.39%     1.42%  0.82%     2.31%    2.36%   2.20%
                                           =======   ========   ======      ======   =======  =====    ======  =======  ======

----------
(1) Developed Markets comprise activities in North America, Europe, and Japan. Emerging Markets comprises activities in Asia Pacific, Latin America, Eastern Europe, the Middle East, and Africa.
(2) Reclassified to conform to the 1995 presentation.
(3) See page 44 for a description.
(4) Certain cash-basis loans and OREO.
(5) Includes amounts related to writedowns, gains and losses on sales, and direct expense related to OREO for certain real estate lending activities.

Financial Review

  The Consumer businesses reported record net income of $2.0 billion in 1995, up $203 million, or 11%, from 1994 led by increases in both Citibanking and Cards activities. On a geographic basis, net income increased 15% in the Emerging Markets and 9% in the Developed Markets.
  Citibanking earnings improved by $154 million to $0.6 billion in 1995. The increase was principally in the Developed Markets, reflecting improvements in the U.S. Citibanking business, while earnings in the Emerging Markets were up slightly. Cards earnings increased by $59 million to $1.2 billion, reflecting a strong performance in Asia Pacific and improvements in U.S. bankcards, partially offset by the cost of investment spending in Europe bankcards and in Diners Club. Earnings in the Private Banking business of $0.2 billion were essentially unchanged from 1994. Compared with 1993 (excluding the $143 million after tax impact of restructuring charges recorded in that year), earnings in 1994 improved $474 million, primarily reflecting improved results in the U.S., Europe, and Asia Pacific Citibanking businesses, as well as in the U.S. and Asia Pacific Cards businesses.
  Adjusted revenue in 1995 increased $941 million, or 8%, from 1994 (6% excluding the effect of foreign currency translation), reflecting 17% growth in the Emerging Markets and 6% growth in the Developed Markets. The improvement was led by Cards in the U.S. and Asia Pacific and by Citibanking in Latin America, Asia Pacific, and the United States. Revenue from Private Banking activities declined slightly, despite a 12% increase in assets under management, reflecting shifts in market conditions since mid-1994 that caused clients to move to lower-risk products.
  The increase in 1995 revenue, led by net interest revenue, reflected higher loan volumes, partially offset by tightened spreads in most markets. Fee and commission revenue increased 3%, reflecting strong growth in Cards in Asia Pacific and

[GRAPH APPEARS HERE--APPENDIX I,        [GRAPH APPEARS HERE--SEE APPENDIX I,
 Item 30]                                Item 31]

Citibanking in Latin America, while fees in the Developed Markets were essentially unchanged.

As shown in the following table, the U.S. bankcards business experienced significant growth in its portfolio in 1995, reflecting marketing and pricing programs, as well as an expansion of the overall credit card market.

U.S. Bankcards (Managed Basis)

                                        Increase
Dollars in Billions             1995   over 1994
                                ----   ---------
Cards in Force (In Millions)     38           12%
Charge Volumes                  $86.1         22
End-of-Period Receivables        44.8         16


U.S. bankcards revenue grew 7% in 1995 after declining 3% in 1994, reflecting higher loan and charge volumes, partially offset by the impact on spreads of the growth in introductory rate balances in the portfolio and lower annual fees.

Revenue in the Citibanking business in the Developed Markets benefited in 1995 from favorable spreads and a reduced deposit insurance assessment rate in the U.S. branch business, as well as modest loan growth in several marketplaces. Revenue in the U.S. mortgage business in 1995 was essentially unchanged from 1994 and 1993. Revenue from U.S. mortgage pass-through securitization activity was $17 million in 1995, compared with losses of $59 million and $135 million in 1994 and 1993, respectively (see page 42 for additional discussion). The improvement in pass-through results was offset in both years by lower net interest revenue, reflecting tightened spreads and, in 1994, lower on-balance sheet loan volumes.

Within the Emerging Markets, revenue momentum remained strong in 1995, particularly in Asia Pacific. In the Asia Pacific Cards business, loan volumes grew 39%. The Asia Pacific Citibanking business also had strong loan growth, partially offset by tightened spreads. Revenue in the Latin America Citibanking business benefited from substantial loan volume growth, while revenue in the Latin America Cards business was essentially unchanged from 1994.

Adjusted revenue in 1994 increased $541 million, or 5%, from 1993, led by the Citibanking and Cards business expansion efforts in Asia Pacific and Latin America. Revenue also improved in the Europe Citibanking and Private Banking businesses. Revenue declined in the U.S. Card business, however, principally reflecting the bankcards repricing actions. Revenue also declined in the U.S. Citibanking business, primarily due to lower volumes.

The budget reconciliation package for fiscal year 1996 currently before Congress includes a proposal to recapitalize the Savings Association Insurance Fund ("SAIF") through a special assessment on current members of the SAIF, including Citicorp's savings bank subsidiary. If adopted as proposed, Citicorp's savings bank subsidiary would be subject to a special assessment of approximately $80 million on a pre-tax basis, which must be expensed in the period in which the related budgetary legislation is enacted. It is expected that following recapitalization of the SAIF, future deposit insurance premiums charged to savings banks would be lowered.

Adjusted operating expense increased 8% in 1995 (6% excluding the effect of foreign currency translation), reflecting increases of 16% in the Emerging Markets and 6% in the Developed Markets. Within the Emerging Markets, investment spending continued in support of Citibanking efforts in Latin America and Asia Pacific, and in support of bankcards expansion in Asia Pacific. In particular, Asia Pacific increased spending on front- and back-office systems upgrades and data processing consolidations. Expense levels in the Latin America Cards business were held essentially unchanged in 1995. Within the Developed Markets, operating expense increased in the U.S. bankcards business in support of account growth, in Europe in support of the bankcards expansion and the Diners Club business, and in Private Banking.

Expense levels declined in both 1995 and 1994 in the U.S. Citibanking business, reflecting benefits from the 1993 restructuring actions and other cost management efforts. Expense levels in 1994 also benefited from lower OREO charges in the mortgage business. The improvement was achieved despite various marketing and investment spending efforts throughout the branch system, including the addition of 83 model branches and 190 Customer Activated Terminals ("CATs") in the two years.

Adjusted expense increased 4% in 1994 from 1993 reflecting the Emerging Markets business expansion, as well as account acquisition strategies and other marketing initiatives in U.S. bankcards, partially offset by the improvements in the U.S. Citibanking business.

Consumer credit costs increased 6% in 1995, reflecting higher loan volumes worldwide and economic conditions in Latin America, partially offset by significant improvements in the U.S. Citibanking and Private Banking businesses. The overall managed net credit loss ratio improved to 1.99% in 1995 from 2.08% in 1994 and 2.54% in 1993. The loss ratio has increased since the first quarter of 1995, however, reflecting economic conditions in Latin America, particularly Argentina and Mexico, and the effect of a moderating economy on the U.S. bankcards portfolio.

Credit costs in 1994 declined 15% from 1993, reflecting significant rate-driven improvement in the U.S. bankcards business and rate- and volume-driven improvement in the U.S. Citibanking business, partially offset by higher losses in Citibanking in Europe, primarily in Germany.

[GRAPH APPEARS HERE--APPENDIX I, Item 32]

PORTFOLIO REVIEW

The accompanying chart identifies the components of the Consumer managed loan portfolio by major business line--Citibanking, Cards, and Private Banking.

The increase in managed Consumer loans since December 31, 1993 is primarily due to growth in the Cards business, particularly in U.S. bank cards and Asia Pacific. At December 31, 1993, Cards represented 36% of the overall Consumer portfolio, growing to 38% and 39%, respectively, at December 31, 1994 and 1995.

Additionally, loan volumes increased since 1993 in the Citibanking business, reflecting growth in the Emerging Markets, the U.S. government-guaranteed student loan portfolio, and the impact of foreign currency translation on the European portfolio.

In the consumer portfolio, credit loss experience is often expressed in terms of annual net credit losses as a percent of average consumer loans. Pricing and credit policies reflect the loss experience of each particular product. Consumer loans are generally written off no later than a predetermined number of days past due on a contractual basis, or earlier in the event of bankruptcy. The number of days is set at an appropriate level according to loan product and country.

The following table summarizes Citicorp's consumer delinquencies and net credit loss experience in both the managed and on-balance sheet consumer loan portfolio in terms of loans 90 days past due, net credit losses, and as a percentage of related loans.

CONSUMER PORTFOLIO DELINQUENCY AND LOSS AMOUNTS AND RELATED RATIOS


                                           Total           90 DAYS OR MORE PAST DUE(2)             NET CREDIT LOSSES(2)(3)
                                           Loans(1)  ------------------------------     ----------------------------
                                            1995     1995        1994        1993       1995     1994         1993
                                          ------     ------      ------    --------     ------   ------      -------
U.S. Mortgages(4)(5)                      $ 18.8     $  986      $  994    $  1,225     $  176   $  241      $   267
  Ratio                                                5.24%       5.81%       6.63%      0.99%    1.39%        1.40%
U.S. Bankcards                              44.2        732         625         803      1,476    1,342        1,710
  Ratio                                                1.66%       1.64%       2.38%      3.70%    3.97%        5.26%
Developed Markets--Other(6)                 39.4      1,947       1,898       1,896        512      535          561
  Ratio                                                4.93%       5.16%       5.40%      1.33%    1.49%        1.59%
                                          ------     ------      ------    --------    -------   ------      -------
Total Developed Markets                    102.4      3,665       3,517       3,924      2,164    2,118        2,538
  Ratio                                                3.58%       3.82%       4.49%      2.25%    2.44%        2.92%
Emerging Markets                            28.7        285         184         164        297      169          154
  Ratio                                                0.99%       0.71%       0.78%      1.09%    0.73%        0.82%
                                          ------     ------      ------    --------    -------   ------      -------
TOTAL MANAGED                              131.1      3,950       3,701       4,088      2,461    2,287        2,692
                                          ------     ------      ------    --------    -------   ------      -------
  RATIO                                                3.01%       3.14%       3.78%      1.99%    2.08%        2.54%
Effect of Credit Card Securitization(7)    (25.5)      (440)       (380)       (508)      (917)    (934)      (1,282)
                                          ------     ------      ------    --------    -------   ------      -------
TOTAL ON-BALANCE SHEET                    $105.6     $3,510      $3,321      $3,580     $1,544   $1,353       $1,410
                                          ------     ------      ------    --------    -------   ------      -------
  RATIO                                                3.32%       3.44%       4.24%      1.55%    1.56%        1.73%

----------
(1) Loan amounts, in billions of dollars at year end, are net of unearned income.
(2) In millions of dollars.
(3) Net credit loss ratios are calculated based on average loans.
(4) Includes first and second residential mortgages managed by the Citibanking and Private Banking businesses.
(5) Includes mortgages purchased under recourse provisions of mortgage sales.
(6) Delinquency amounts include $210 million, $150 million, and $115 million of government-guaranteed student loans at December 31, 1995, 1994, and 1993, respectively.
(7) See page 44 for a description of the impact of credit card receivables securitization.

Delinquency and net credit loss dollars on a managed basis for the overall Consumer portfolio increased in 1995, primarily in U.S. bankcards and the Emerging Markets, after declining in 1994. The related ratios improved, however, in both years. The improvement from 1994 in the delinquency ratio to 3.01% at December 31, 1995 principally reflects an increased mix of U.S. bankcards and the improved performance of the U.S. mortgage and community banking portfolios. The improvement from 1994 in the net credit loss ratio to 1.99% in 1995, principally reflects an improvement in the U.S. Citibanking loss rate and an increased mix of lower-loss rate loans in Asia Pacific, partially offset by higher losses in Latin America. However, the overall Consumer loss ratio has increased through the quarters of 1995, reflecting economic conditions in Latin America and the effect of a moderating U.S. economy on the U.S. bankcards portfolio.

The U.S. mortgage portfolio's delinquencies and net credit losses remain high, but continued to improve from 1994 and 1993.

[GRAPH APPEARS HERE--SEE APPENDIX I, Item 33]

  U.S. managed bankcard delinquent dollars were $732 million as of December 31, 1995, up from $625 million as of December 31, 1994, representing delinquency ratios of 1.66% and 1.64%, respectively. While the 1995 full year net credit loss ratio of 3.70% declined from 3.97% in 1994 and 5.26% in 1993, the ratio has generally increased on a quarterly basis since the 1994 fourth quarter. Further, the 1995 loss ratio included a three basis point benefit from the sale of certain bankrupt accounts. Personal bankruptcies accounted for 35% of gross credit write-offs, up from 32% in 1994. The increase during 1995 in delinquencies, net credit losses and personal bankruptcies reflects industry-wide trends.
  The increase in dollar delinquencies from December 31, 1994 in Developed Markets--Other is primarily due to volume increases in the government-guaranteed student loan portfolio and the effect of foreign currency translation on the Europe Citibanking portfolio, particularly in Germany, partially offset by improvements in the U.S. branch business. The decrease in the delinquency ratio is primarily due to improvements in the U.S. branch business.
  Developed Markets--Other net credit loss dollars and ratio decreased from 1994 due to improvements in the U.S. branch business and Private Banking, partially offset by higher losses in the Europe Citibanking business, particularly in Germany.
  Emerging Market dollar delinquencies and net credit loss amounts, as well as the related ratios, increased from 1994 as a result of portfolio growth in both Asia Pacific and Latin America and economic conditions in Latin America, primarily in Argentina and Mexico.
  Total consumer loans on the balance sheet with delinquencies of 90 days or more on which interest continued to be accrued (which include personal loans in Germany, U.S. bankcards, and student loans) were $951 million, $828 million, and $802 million at December 31, 1995, 1994, and 1993, respectively. The majority of these loans, excluding the government-guaranteed student loan portfolio, are written off upon reaching a stipulated number of days past due. (See the table of cash-basis, renegotiated, and past due loans on page 78.) The increase over 1994 is primarily due to portfolio growth, but also reflects higher delinquency ratios in the student loan portfolio and U.S. bankcards.
  Citicorp's policy for suspending accrual of interest on consumer loans varies depending on the terms, security, and credit loss experience characteristics of each product, as well as write-off criteria in place. As of December 31, 1995, the accrual of interest had been suspended on $1.0 billion of U.S. mortgages and $1.7 billion of other consumer loans (primarily consisting of Citibanking loans in Europe, the Emerging Markets and the U.S. branches, as well as Private Banking loans) on the balance sheet. See the table of cash-basis, renegotiated, and past due loans on page 78. The corresponding amounts at December 31, 1994 were $1.0 billion of U.S. mortgages and $1.6 billion of other consumer loans. The increase in other consumer loans on which the accrual of interest had been suspended included higher amounts in the Emerging Markets, partially offset by improvements in the U.S. branch business.
  The portion of Citicorp's allowance for credit losses allocated to the Consumer portfolio is presented in the accompanying chart. This allocation is made for analytical purposes and the amount attributed to the Consumer portfolio may change from time to time.
  The allowance for credit losses reflected a provision in excess of net write-offs of $200 million in both 1995 and 1994, and $276 million in 1993. The allowance as a percentage of loans was 1.84% as of December 31, 1995, compared with 1.90% and 1.89% at December 31, 1994 and 1993, respectively.
  The reserve for Consumer sold portfolios, which is attributable to U.S. bankcard receivables securitization and mortgage sales with recourse, was $486 million, $422 million, and $527 million as of December 31, 1995, 1994, and 1993, respectively. The increase during 1995 was due to higher U.S. bankcard securitization activity, partially offset by continuing runoff in the portfolio of mortgages sold with recourse. Refer to Note 1 to the consolidated financial statements for further discussion of Citicorp's obligation under recourse provisions related to sold loans.
  Credit costs and the related net credit loss ratios are expected to increase in 1996 as a result of continued portfolio growth across all regions, the impact of the moderating U.S. economy on the bankcard portfolio, and uncertainty in the economic environment in Europe and Latin America. In addition, delinquencies and loans on which the accrual of interest is suspended could remain at relatively high levels. These factors may result in further increases to the consumer allowance in 1996.

[GRAPH APPEARS HERE--APPENDIX I, Item 34]

COMMERCIAL BANKING


                                                                 TOTAL            DEVELOPED MARKETS/1/          EMERGING MARKETS/1/
                                              ------------------------      -----------------------       ----------------------
In Millions of Dollars                          1995    1994/2/   1993/2/    1995    1994/2/   1993/2/    1995     1994/2/  1993/2/
----------------------                        ------    ----      ----      -----    ----      ----       ----     ----     ----
Total Revenue                                 $6,240    $5,502    $6,015    $3,587    $3,181    $3,893    $2,653    $2,321   $2,122
Net Cost to Carry Cash-Basis Loans and OREO      (18)       11        58       (32)        2        35        14         9       23
                                              -------   ------    ------    -------   ------    ------    ------    ------   ------
ADJUSTED REVENUE                               6,222     5,513     6,073     3,555     3,183     3,928     2,667     2,330    2,145
                                              -------   ------    ------    -------   ------    ------    ------    ------   ------
Total Operating Expense                        3,903     3,433     3,452     2,563     2,271     2,360     1,340     1,162    1,092
Net OREO Benefits                                 26        77        20        19        73        --         7         4       20
Restructuring Charges                             --        --      (156)       --        --      (142)       --        --      (14)
                                              -------   ------    ------    -------   ------    ------    ------    ------   ------
ADJUSTED OPERATING EXPENSE                     3,929     3,510     3,316     2,582     2,344     2,218     1,347     1,166    1,098
                                              -------   ------    ------    -------   ------    ------    ------    ------   ------
OPERATING MARGIN                               2,293     2,003     2,757       973       839     1,710     1,320     1,164    1,047
                                              -------   ------    ------    -------   ------    ------    ------    ------   ------
Net Write-offs (Recoveries)                       64       (50)      157        38       (57)      115        26         7       42
Net Cost to Carry and Net OREO Benefits          (44)      (66)       38       (51)      (71)       35         7         5        3
                                              -------   ------    ------    -------   ------    ------    ------    ------   ------
CREDIT COSTS (BENEFITS)                           20      (116)      195       (13)     (128)      150        33        12       45
                                              -------   ------    ------    -------   ------    ------    ------    ------   ------
OPERATING MARGIN LESS CREDIT COSTS (BENEFITS)  2,273     2,119     2,562       986       967     1,560     1,287     1,152    1,002
Additional Provision                             100        50       148       100        50       110        --        --       38
Restructuring Charges                             --        --       156        --        --       142        --        --       14
                                              -------   ------    ------    -------   ------    ------    ------    ------   ------
INCOME BEFORE TAXES                            2,173     2,069     2,258       886       917     1,308     1,287     1,152      950
Income Taxes                                     566       675       656       220       336       435       346       339      221
                                              -------   ------    ------    -------   ------    ------    ------    ------   ------
NET INCOME                                    $1,607    $1,394    $1,602      $666      $581      $873      $941      $813     $729
                                              =======   ======    ======    =======   ======    ======    ======    ======   ======
Average Assets (In Billions of Dollars)(3)      $136      $139      $109       $90       $96       $73       $46       $43      $36
Return on Assets                                1.18%     1.00%     1.47%     0.74%     0.61%     1.20%     2.05%     1.89%    2.03%
                                              =======   ======    ======    =======   ======    ======    ======    ======   ======

----------
(1) Developed Markets represents activities in North America, Europe, and Japan. Emerging Markets comprises activities in Latin America, Asia Pacific, Central and Eastern Europe, the Middle East, and Africa.
(2) Reclassified to conform to the 1995 presentation.
(3) 1995 and 1994 amounts reflect the effect of adopting FASB Interpretation No. 39 as of January 1, 1994.

[GRAPH APPEARS HERE--SEE APPENDIX I, Item 35]

  Commercial Banking delivered solid performance in 1995, increasing net income and expanding the global network while reducing assets. Net income of $1.6 billion increased $213 million, or 15%, from 1994 and represented a return on assets of 1.18%. Higher trading-related revenue and business expansion in the Emerging Markets drove the improved results. Net income in 1995 also benefited from a lower effective tax rate that resulted from a change in the geographic mix of earnings compared with 1994. Net income in 1994 declined 18% from 1993 (excluding a $95 million after-tax restructuring charge in 1993) as improvements in credit costs, venture capital gains, and other revenue growth were more than offset by sharply lower trading-related revenue.
  The Banking business in the Developed Markets earned $666 million in 1995, up $85 million, or 15%, from 1994. The improvement was led by higher trading-related revenue which was partially offset by volume-related expense growth, technology spending, higher credit costs, and the effects on revenue of a business repositioning designed to improve overall returns. Return on average assets rose 13 basis points to 0.74% in 1995, attributable to growth in net income coupled with a $6 billion decline in average assets. Net income of $581 million in 1994 declined $375 million from 1993 (excluding an $83 million after-tax restructuring charge in 1993) primarily because of significantly lower trading-related revenue. The decline in trading-related revenue was mitigated somewhat by sharply lower credit costs and higher revenue from venture capital activities.
  The Banking business in the Emerging Markets, which encompasses activities in over 70 countries, earned $941 million in 1995, an increase of $128 million, or 16%, from 1994. The increase reflected broadly-based revenue growth from lending (period-end loans grew nearly $4 billion, or 16%) and transaction banking services together with improved trading-related activities. The results also were characterized by continued investment spending to build the franchise. The return on average assets of 2.05% represented a 16 basis point improvement over 1994. Net income of $813 million in 1994 increased $72 million compared with 1993 (excluding a $12 million after-tax restructuring charge in 1993) as a result of increased fee and commission income coupled with higher net interest revenue, partially offset by depressed trading-related revenue. The increase in net interest revenue in 1994 was principally attributable to a higher level of interest-earning assets, an unusually favorable interest rate environment in Brazil that resulted from the introduction of the Real Plan, as well as the release of a Brazilian gross-receipts tax reserve.

  Commercial Banking adjusted revenue of $6.2 billion increased 13% over 1994 (11% excluding the effect of translating foreign curren cies into the weaker U.S. dollar), led by trading-related activities. Excluding trading-related revenue, adjusted revenue grew 4%. Strong revenue growth from multinational clients and transaction banking services in the Emerging Markets was dampened by the effect of the business repositioning in the Developed Markets. Revenue declined 9% in 1994 compared with 1993, the result of sharply lower trading-related revenue. Excluding trading-related revenue, revenue in 1994 increased 13% compared with 1993, led by growth in the Emerging Markets and by higher venture capital results.
  Revenue from trading-related activities in the foreign exchange, derivatives, and securities markets contributed $1.7 billion, or 28%, of total adjusted revenue in 1995, up from $1.2 billion, or 22%, in 1994, but down from the unusually high $2.2 billion, or 37%, in 1993. Trading-related revenue in 1995, 1994, and 1993 reflected continued customer demand for risk-management products. Citicorp's market-making activities in 1995 improved from the weak 1994 results which were adversely affected as interest rates increased and market conditions were challenging. Market-making activities in 1993 were exceptionally strong, benefiting from favorable economic conditions. Levels of trading-related revenues may fluctuate in the future as a result of market conditions and other factors. See page 41 for additional discussion of trading-related activities.
  Commercial Banking adjusted expense in 1995 was up 12% (10% excluding the effect of translating foreign currencies into the weaker U.S. dollar). The growth in adjusted expense primarily reflected business expansion in the Emerging Markets and volume-related and technology spending in the Developed Markets. During 1995, Citicorp expanded its presence in the Emerging Markets by opening a banking subsidiary in Slovakia and a representative office in Romania. Activities were expanded in several other countries with additional offices opened in Poland and China. Citicorp also converted representative offices to branch status in Bangladesh, South Africa, and Vietnam, and to a subsidiary in Tanzania. In early 1996 Citicorp opened a representative office in Israel. Expense growth of 6% in 1994 compared with 1993 related to increases in personnel, investments in the transaction services business, business expansion in the Emerging Markets, and marketing activities.
  Losses on commercial lending activities can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Total credit costs in 1995 remained low at $20 million and compared with a credit benefit of $116 million in 1994. The 1995 results compared with 1994 primarily reflected higher gross write-offs coupled with lower gains from the sale of OREO properties. Credit amounts in 1994 improved $311 million from 1993 due to significantly lower net write-offs, gains from the sale of OREO properties, and a lower net cost to carry cash-basis loans and OREO. The 1995 provision for credit losses included a provision in excess of net write-offs of $100 million, compared with $50 million in 1994 and $148 million in 1993. During 1996 the ratio of net write-offs to average loans may increase from the 1995 level but is expected to remain moderate.
  Cash-basis loans at December 31, 1995 were $650 million, up from $470 million at December 31, 1994, mainly because of the cash-basis classification of exposure to a European debtor. The OREO portfolio of $200 million was essentially unchanged from December 31, 1994. See the tables of cash-basis, renegotiated, and past due loans and other real estate owned and assets pending disposition on page 78.
  Commercial Banking average assets declined $3 billion from year-end 1994. Average assets in the Devel oped Markets declined $6 billion due to the business repositioning and a lower level of trading assets. Aver-age assets in the Emerging Markets grew $3 billion reflecting continued business expansion. The increase in average assets in 1994 compared with 1993 reflected a $23 billion increase in the Developed Markets, principally reflecting the effect of implementing FASB Interpretation No. 39, as well as continued business expansion in the Emerging Markets.

[GRAPH APPEARS HERE--SEE APPENDIX I, Item 36]

[GRAPH APPEARS HERE--SEE APPENDIX I, Item 37]

[GRAPH APPEARS HERE--SEE APPENDIX I, Item 38]

NORTH AMERICA COMMERCIAL REAL ESTATE

In Millions of Dollars                           1995     1994/(1)/   1993/(1)/
----------------------                           ----   ------     -------
Total Revenue                                    $150   $  81      $   (22)
Net Cost to Carry Cash-Basis Loans and OREO        29      75          184
                                                 ----   -----      -------
ADJUSTED REVENUE                                  179     156          162
                                                 ----   -----      -------
Total Operating Expense                            48     180          387
Net OREO Benefits (Costs)                          79     (38)        (227)
                                                 ----   -----      -------
ADJUSTED OPERATING EXPENSE                        127     142          160
                                                 ----   -----      -------
Operating Margin                                   52      14            2
                                                 ----   -----      -------
Net Write-offs                                    102     244          431
Net Cost to Carry and Net OREO Benefits (Costs)   (50)    113          411
                                                 ----   -----      -------
CREDIT COSTS                                       52     357          842
                                                 ----   -----      -------
OPERATING MARGIN LESS CREDIT COSTS                 --    (343)        (840)
                                                 ----   -----      -------
Additional Provision                               --     150          179
                                                 ----   -----      -------
LOSS BEFORE TAXES                                  --    (493)      (1,019)
Income Taxes (Benefit)                              9    (194)        (383)
                                                 ----   -----      -------
NET LOSS                                         $ (9)  $(299)     $  (636)
                                                 ----   -----      -------
Average Assets (In Billions of Dollars)          $  5   $   8      $    12
                                                 ====   =====      =======

----------

(1) Reclassified to conform to the 1995 presentation.

  North America Commercial Real Estate comprises relationships managed by the commercial real estate divisions in the U.S. and Canada. Citicorp's strategy for the North America Commercial Real Estate portfolio is one of active remedial management to maximize the long-term value and recoverability of the assets.

  The improvements in results for the North America Commercial Real Estate business in 1995 and 1994 are due primarily to lower credit costs. Credit costs in 1995 declined significantly due to improving real estate market conditions, which resulted in lower net write-offs, as well as a lower net cost to carry cash-basis loans and OREO, and net gains on the sale of OREO properties. Net write-offs and net OREO gains (writedowns) aggregated $77 million, $323 million, and $688 million in 1995, 1994, and 1993, respectively. Credit costs are expected to continue to decline in 1996.

  Total North America Commercial Real Estate exposure at year-end 1995 declined $2.9 billion, or 30%, from 1994 primarily as a result of paydowns, maturities, and asset sales. At year-end 1995, total exposure was spread among office (42%), residential (19%), retail (19%), and other (20%) projects; with the largest concentrations in the mid-Atlantic (23%) and California (23%) regions.

NORTH AMERICA COMMERCIAL REAL ESTATE PORTFOLIO

In Millions of Dollars          1995       1994
----------------------        ------     ------
Loans/(1)//(2)/               $4,150     $5,325
Cash-Basis Loans/(1)//(3)/       862      1,543
OREO/(3)/                        425        806
Letters of Credit and Other    1,481      2,186
                              ------     ------
TOTAL EXPOSURE                $6,918     $9,860
                              ======     ======

(1) Includes real estate-related loans of $240 million and $405 million at December 31, 1995 and 1994, respectively, of which $83 million in 1995 and $73 million in 1994 were on a cash basis.
(2) Includes $313 million and $655 million of renegotiated loans at December 31, 1995 and 1994, respectively, and excludes cash-basis loans. The effective interest rates on $63 million of renegotiated loans at December 31, 1995 were at market rates and, therefore, these loans may be transferred to full performing status in 1996. The weighted-average contractual rate on loans that are expected to remain in renegotiated status approximated 6% at December 31, 1995.
(3) 1994 amounts have been reclassified from OREO to cash-basis loans to reflect the adoption of SFAS No. 114 as of January 1, 1995.

  The reduction in cash-basis loans and OREO included approximately $0.7 billion of asset sales during 1995. Refer also to the tables of cash-basis, renegotiated, and past-due loans and other real estate owned and assets pending disposition on page 78. Approximately $0.3 billion of the $0.9 billion of cash-basis loans at year-end were contractually past due less than 90 days as to principal and interest but were classified as cash basis because of uncertainty regarding future cash flows. Cash flows (cash interest payments and net OREO operating revenue) on average cash-basis loans and OREO totaled $129 million (of which $47 million was applied as a reduction of principal) and represented an annual cash yield of 6.4%.

CASH-BASIS LOANS AND OREO ACTIVITY

In Millions of Dollars                  1995     1994
----------------------                ------   ------
Beginning Balance                     $2,349   $4,051
Additions                                403      634
Write-offs/Writedowns/(1)/              (181)    (406)
Returned to Accrual Status              (329)    (540)
Sales, Payments, Paydowns, and Other    (955)  (1,390)
                                      ------   ------
ENDING BALANCE                        $1,287   $2,349
                                      ======   ======

(1) Represents gross write-offs and writedowns (before recoveries and gains or losses on the disposition of OREO) and excludes write-offs on letters of credit and swaps.

  Included in Letters of Credit and Other are standby letters of credit, of which approximately $0.7 billion backstop tax-exempt multi-family housing bonds secured by residential properties. Approximately $0.3 billion of the $1.1 billion of outstanding letters of credit at December 31, 1995 were related to projects on which debt service is continuing but the loan-to-value ratios have deteriorated below target levels and/or letter of credit fees are not being paid. Additionally, at December 31, 1995, $0.1 billion of other commitments were related to borrowers experiencing financial difficulties, down from $0.2 billion at December 31, 1994.

CROSS-BORDER REFINANCING PORTFOLIO


In Millions of Dollars             1995              1994(1)            1993(1)
-------------------------------------------------------------------------------
Total Revenue                      $227              $197               $108
Operating Expense                    18                16                 22
Provision for Credit Losses         (19)              (66)                (1)
-------------------------------------------------------------------------------
Income Before Taxes                 228               247                 87
Income Taxes                         27                25                  3
-------------------------------------------------------------------------------
NET INCOME                         $201              $222               $ 84
-------------------------------------------------------------------------------
Average Assets
 (In Billions of Dollars)          $  3              $  3               $  3
-------------------------------------------------------------------------------

(1) Reclassified to conform to the 1995 presentation.


The Cross-Border Refinancing Portfolio reported net income of $201 million in 1995, compared with $222 million in 1994. The provision for credit losses reflected benefits of $19 million and $66 million in 1995 and 1994, respectively. Net income in 1994 increased sharply from the prior year primarily reflecting higher interest income pursuant to the completion of the Brazil refinancing agreement in 1994.


Citicorp's cross-border and non-local currency outstandings in the Refinancing Portfolio at December 31, 1995 included $3.4 billion of medium- and long-term outstandings, down $0.5 billion from December 31, 1994. The decrease principally reflected the reduction in the balance sheet carrying value of securities pursuant to the transfer of such securities from the held-to-maturity portfolio (carried at amortized cost of $1.2 billion) to the available-for-sale portfolio (carried at fair value of $0.8 billion).
The resulting unrealized difference of $0.4 billion (primarily related to securities issued by the Government of Venezuela) was reflected as a reduction of stockholders' equity, net of tax, in accordance with SFAS No. 115. These fair value adjustments would be recognized in earnings of future periods to the extent of sales or dispositions of these securities or to the extent that management judged impairment in value to be other than temporary. Refer to footnote 1 on page 55 for an additional discussion related to Securities. The medium- and long-term debt outstandings at December 31, 1995 included $1.9 billion in Brazil, $0.4 billion in the Philippines, $0.4 billion in Venezuela, $0.3 billion in South Africa, $0.2 billion in Uruguay, and $0.2 billion in the aggregate in eight other countries. During 1995, substantive progress was made toward completing refinancing agreements with Panama and Peru.

Of the total $3.4 billion of outstandings in the Cross-Border
Refinancing Portfolio, $2.9 billion is in the form of securities carried at fair value in the available-for-sale portfolio, all of which were current as to principal and interest as of December 31, 1995.
The amount of Cross-Border Refinancing Portfolio cash-basis loans was $22 million at December 31, 1995, down from $104 million at December 31, 1994.


CORPORATE ITEMS


In Millions of Dollars             1995              1994(1)            1993(1)
-------------------------------------------------------------------------------
Total Revenue                     $ 718             $ 574              $ 476
Restructuring Charge                 --                --                 36
Other Operating Expense             433               387                493
-------------------------------------------------------------------------------
Total Operating Expense             433               387                529
-------------------------------------------------------------------------------
Income (Loss) Before Taxes          285               187                (53)
Income Taxes (Benefit)              601              (140)               239
-------------------------------------------------------------------------------
NET (LOSS) INCOME                 $(316)            $ 327              $(292)
-------------------------------------------------------------------------------
Average Assets
 (In Billions of Dollars)         $   5             $   5              $   4
-------------------------------------------------------------------------------

(1) Reclassified to conform to the 1995 presentation.

Corporate Items includes revenue derived from charging businesses for funds employed (based on a marginal cost of funds concept), unallocated corporate costs, net gains (losses) related to capital-building transactions, the recognition of deferred tax benefits, and income tax expense resulting from the offset created by attributing income taxes to business activities on a local tax-rate basis. The 1993 results also included the results of Quotron, a U.S. market data services business, which was sold in the first quarter of 1994.


Corporate Items 1995 results reflected deferred tax benefits of $40 million, compared with $629 million in 1994 and $280 million in 1993. Additionally, the 1995 results reflected an increase in the income tax expense offset created as a result of taxes attributed to business activities, while the 1994 results reflected a reduction in the offset. See Note 8 to the consolidated financial statements for further discussion of income taxes.


Corporate Items revenue in 1995 reflected increased funding benefits associated with higher equity levels, partially offset by investment writedowns of $95 million in Latin America. Revenue in 1994 included net gains related to capital-building transactions of $80 million, compared with a net loss of $2 million in 1993. Operating expense included corporate employee expense and other unallocated corporate costs and, in 1993, costs associated with Quotron.

MANAGING GLOBAL RISK

Risk management is the cornerstone of Citicorp's business. Risks arise from lending, underwriting, trading, and other activities routinely undertaken on behalf of customers around the world. Outlined below is the process that management employs to provide oversight and direction, followed by discussions of the credit and market risk management processes in place across the corporation.

The Windows on Risk Committee evaluates and proactively manages the risk profile of the corporation. The Committee is chaired by the Vice-Chairman responsible for risk management and includes inside directors, senior line and staff officers, and the Chairman of Citicorp. The Committee uses an analytical framework that Citicorp calls Windows on Risk to control country, consumer product, industry, and client concentrations; to reduce portfolio, process, operational, technological, and legal vulnerabilities; to decide on portfolio actions; and to help create a balance between Citicorp's risk profile, earnings, and capital.

The Windows on Risk process has three major components: the Committee develops a near-term outlook for the global external environment highlighting key risks; examines Citicorp's risk profile in terms of 16 windows, or risks that impact Citicorp's businesses and operations; and, in response to perceived risks in the environment and portfolio, the Committee initiates actions to strengthen the risk profile.

The review of the external environment encompasses the outlook for major country and regional economies, significant consumer markets and global industries; the potential near term critical economic and geopolitical events; and the implica tions of potential unfavorable developments as they relate to specific businesses.

The review of the risk profile covers the following credit-related and market risks, as well as audit (control) risk, and legal and technological vulnerabilities.

 . Risk ratings, including trends in client creditworthiness together with a comparison of risk against return;

 . Industry concentrations, globally and within regions;

 . Limits assigned to relationship concentrations and consumer programs;

 .Product concentrations in consumer managed receivables, by product and by region;

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

 . Business risk review, evaluating by business the risk captured by portfolio and process ratings;

 . Price risk, capturing the earnings risk resulting from changing levels and volatilities of interest rates, foreign exchange rates, and commodity and equity prices;

 . Liquidity risk, evaluating funding exposure;

 . Equity and subordinated debt investment risk, monitored against portfolio limits;

 . Audit, evaluating operations and control risk based on internal audits;

 . Legal, evaluating vulnerability and business implications of legal issues; and

 . Technology, assessing the vulnerability to the electronic environment.

Based on this coordinated review of major risks impacting the corporation, the Windows on Risk Committee formulates recommendations and assigns responsibility for recommended portfolio actions. The review provides Citicorp with a clear view of the environment in which it operates and of the risk inherent in all of its businesses.

THE CREDIT PROCESS

Guided by the overall risk appetite and portfolio targets set by senior management, line management conducts the day-to-day credit process in accordance with core policies established by the Credit Policy Committee.

Line management initiates and approves all extensions of credit and is responsible for credit quality. Line managers must also establish supplementary credit policies specific to each business, deploy the credit talent needed, and monitor portfolio and process quality. The managers are required to identify problem credits or programs as they develop, and to correct deficiencies as needed through remedial management.

Business Risk Review conducts independent periodic examinations of both portfolio quality and the credit process at the individual business level.

Citicorp's credit policies are organized around two basic approaches--Credit Programs and Credit Transactions. Credit Programs, used primarily for the Consumer businesses, focus on the decision to extend credit to sets of customers with similar characteristics and/or product needs. Approvals under this approach cover the expected level of aggregate exposure, the terms, risk acceptance criteria, operating systems, and reporting mechanisms. This is a cost-effective way of handling high volume, small-dollar amount transactions. Credit programs are reviewed annually, with approvals tiered on the basis of pro-jected outstandings as well as the maturity and performance of the product.


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


Credit Programs and Credit Transactions are approved by three line credit officers, with one designated as responsible to ensure that all aspects of the credit process are properly coordinated and executed. As the size or risk increases, the three approvals may include one or two Senior Credit or Securities Officers. These individuals consist of over 500 of Citicorp's most experienced lenders and underwriters appointed by the Credit Policy
Committee, with their designation reviewed annually. In addition, approvals from underwriting, product, industry or functional specialists may be required. At certain higher levels of risk, Credit Policy members as well as senior management review individual credit decisions.


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


The Market Risk Policy Committee serves an oversight role in the management of all market risks. The committee is a group of Citicorp's most senior market risk professionals, chaired by the Corporate Treasurer, which establishes and oversees corporate market risk policies and standards to serve as a check and balance in the business risk management process. Market risk management is an evolutionary process that integrates changes in marketplace, product development, and technological advances into policies and practices. Periodic reviews are conducted by Corporate Audit to ensure compliance with institutional policies and procedures for the assessment, management, and control of market risk.


Within Citicorp, business and corporate oversight groups have well-defined market risk management responsibilities. Within each business, a process is in place to control market risk exposure. Management of this process begins with the professionals nearest to Citicorp's customers, products, and markets, and extends up to the senior executives who manage these businesses and to country Asset/Liability Management Committees ("ALCO"). Market risk positions are controlled by limits on exposure based on the size and nature of a business. Risk limits are approved by the Finance and Capital Committee, which is composed of senior management and the Corporate Treasurer, and overseen by the Market Risk Policy Committee.

LIQUIDITY MANAGEMENT

Management of liquidity at Citicorp is the responsibility of the Corporate Treasurer. The Country Corporate Officer and the Country Treasurer ensure that all funding obligations in each country are met when due. The Country Treasurer is appointed by the Market Risk Policy Committee upon the recommendation of line management and Regional Treasurers.


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


Each Country Treasurer must prepare a liquidity plan at least annually that is approved by the Country Corporate Officer, the Regional Treasurer, and the Market Risk Policy Committee. The liquidity profile is monitored on an on-going basis and reported monthly. Limits are established on the extent to which businesses in a country can take liquidity risk. The size of the limit depends on the depth of the market, experience level of local manage-ment, and liquidity characteristics of the assets.


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

A diversity of funding sources, currencies, and maturities is used to gain the broadest practical access to the investor base. Citicorp's deposits, which represent 65% and 62% of total funding at December 31, 1995 and 1994, respectively, are broadly diver-sified by both geography and customer segments as indicated by the charts that follow:


               [GRAPHS APPEAR HERE--SEE APPENDIX I--ITEMS 39-40]



Stockholders' equity, which grew $1.8 billion during the year to $19.6 billion at year-end 1995, continues to be an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp (the "Parent Company") and its subsidiaries. Total long-term debt outstanding, including subordinated capital notes, at year-end 1995 was $18.5 billion, compared with $17.9 billion at year-end 1994.


Securitization of assets remains an important source of liquidity. Total assets securitized during 1995 were $10.8 billion, including $8.9 billion of U.S. credit cards, $1.3 billion of U.S. consumer mortgages, and $0.6 billion of non-U.S. consumer assets. As credit card securitization transactions amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. In 1995, the amortization of certain credit card securitization transactions made available $4.7 billion of new receivables.


MANAGEMENT OF PRICE RISK EXPOSURE

Price risk exposure is the sensitivity of earnings to changes in interest rates, market prices, foreign exchange rates, and market volatilities. This exposure arises in the normal course of business of a global financial intermediary.


Citicorp has established procedures for managing price risk within its business units worldwide. Decentralization is the essential organizational principle for managing price risk. It is balanced by strong centralized controls exercised by corporate oversight bodies. The level of price risk assumed by a business is based on its objectives and earnings, its capacity to manage risk, and by the sophistication of its local markets. The nature of the price risk assumed by a business varies according to the services it provides and the customers it serves. Limits are established for each major category of risk, with exposures monitored and managed by the businesses, and reviewed monthly at the corporate level.


Citicorp uses a risk management system based on market factors that accommodates the diversity of balance sheet and derivative product exposures and exposure management systems of its various businesses. The market factor approach identifies the variables that cause a change in the value of a financial instrument, including the term structure of interest rates, foreign exchange rates, equity securities and commodities prices and their volatilities. Price risk is then measured using various tools, including the earnings at risk method, which is applied to interest rate risk of the non-trading portfolios, and the potential loss amount method, which is applied to the trading portfolios. These methods are comparable with value at risk measurements employed throughout the industry, and are used as indicators to monitor sensitivity of earnings to market risk rather than as a quantification of aggregate risk amounts.


NON-TRADING PORTFOLIOS

Earnings at risk measures the potential pretax earnings impact on the non-trading activities of a specified movement in interest rates for an assumed defeasance period which ranges from one to eight weeks depending on the depth of liquidity in the market and the instrument involved. The earnings at risk is calculated separately for each currency by multiplying the repricing gap between interest sensitive items by the specified interest rate movement, and then taking into account the impact of options, both explicit and embedded. The specific rate movements are statistically derived from a two standard deviation movement, which results in a confidence level of 97.5%.


Business units manage the potential earnings effect of interest rate movements by modifying the asset and liability mix, either directly or through the use of derivatives. These include interest rate swaps and other derivative instruments which are either designated and effective as hedges or designated and effective in modifying the interest rate characteristics of specified assets or liabilities. The utilization of derivatives is modified from time to time in response to changing market conditions as well as changes in the characteristics and mix of the related assets and liabilities. Additional information about non-trading derivatives is located on page 58. Citicorp does not utilize instruments with leverage features in connection with its risk management activities. As part of the annual planning process, limits are set for earnings at risk on a business, country and total Citicorp basis, with exposures reviewed on a monthly basis by the Finance and Capital Committee in relation to limits and the current interest rate environment.

Citicorp's primary non-trading price risk exposure is to movements in U.S. dollar interest rates. During 1995, the monthly amount of U.S. dollar earnings at risk for the following 12 months to a two standard deviation increase in rates had a potential negative impact which ranged from approximately $30 million to $165 million in the aggregate. This is somewhat higher than the range from $5 million to $90 million during the full year 1994 and similar to the range from $30 million to $180 million during 1993. As of December 31, 1995, the U.S. dollar interest rate exposure taken in tenors beyond one year results in earnings at risk of a maximum of $95 million in any single future year. The table below summarizes Citicorp's worldwide earnings at risk over the next 12 months from changes in U.S. dollar interest rates.


TWELVE MONTH U.S. DOLLAR EARNINGS AT RISK (PRE-TAX)


                                                   ASSUMING A RATE MOVE OF
                                                -----------------------------
                                                TWO STANDARD     TWO STANDARD
                                                  DEVIATION        DEVIATION
In Millions of Dollars at December 31, 1995       INCREASE         DECREASE
-----------------------------------------------------------------------------
Excluding Derivatives                               $ 159             $(124)
Including Derivatives                                (163)              217
-----------------------------------------------------------------------------

The table illustrates that including derivatives, Citicorp's earnings in its non-trading activities would be reduced from an increase in interest rates and benefit from a decrease in interest rates. This primarily reflects the utilization of receive-fixed interest rate swaps and similar instruments to effectively modify the repricing characteristics of certain consumer and commercial loan portfolios, funding, and long-term debt.


Earnings at risk in other currencies also existed at significantly lower levels than U.S. dollar earnings at risk. The level of exposure taken is based on the market environment and will vary from period to period based on rate and other economic expectations.


TRADING PORTFOLIOS

The price risk of the trading activities is measured using the potential loss amount method, which estimates the sensitivity of the value of the trading activities to changes in the various market factors, such as interest and foreign exchange rates, over the period necessary to close the position (generally one day). This measurement includes the foreign exchange risks that arise in traditional banking business as well as explicit trading positions. The method considers the probability of movements of these market factors (as derived from a two standard deviation movement), adjusted for correlation among them within each trading center.


The trading portfolios are subject to a well-defined series of potential loss amount exposure limits. The daily price risk process monitors exposures against limits and triggers specific management actions to ensure that the potential impact on earnings, due to the many dimensions of price risk, is controlled within acceptable limits. The Finance and Capital Committee approves potential loss amount exposure limits annually and reviews usage of these exposures on a monthly basis. During 1995, the potential loss amount in the trading portfolios based on monthly averages of daily exposures ranged from approximately
$40 million to $60 million pre-tax in the aggregate for Citicorp's major trading centers, compared with a range in 1994 of approximately $45 million to $85 million and in 1993 from $40 million to $80 million. The potential loss amounts decreased each quarter in 1994 and were relatively stable in 1995. The level of exposure taken is a function of the market environment, and expectations of future price and market movements; and will vary from period to period. Quarterly trading-related revenue ranged from $395 million to $558 million during 1995 compared with $214 million to $490 million in 1994.

DERIVATIVE AND FOREIGN EXCHANGE CONTRACTS

Derivative and foreign exchange products are important risk management tools for Citicorp and its customers. These contracts typically take the form of futures, forward, swap, and option contracts, and derive their value from underlying interest rates, foreign exchange, commodity, or equity instruments. They are subject to the same types of liquidity, price, credit, and opera-tional risks as other financial instruments, and Citicorp manages these risks in a consistent manner.

As a dealer, Citicorp enters into derivative and foreign exchange transactions with customers separately or with other products to help them manage their risk profile, and also trades for Citicorp's own account. In addition, Citicorp employs derivative and foreign exchange contracts among other instruments as an end-user in connection with its risk management activities. Monitoring procedures entail objective measurement systems, well-defined market and credit risk limits at appropriate control levels, and timely reports to line and senior management according to prescribed policies.


The FASB is developing possible new accounting standards which could significantly affect the accounting treatment of derivative and foreign exchange contracts by Citicorp and its customers. It is not possible at this time to determine how such changes could affect the nature and extent of these activities.


NOTIONAL AMOUNTS

Notional principal amounts are frequently used as indicators of derivative and foreign exchange activity, serving as a point of reference for calculating payments. Notional principal amounts do not reflect balances subject to credit or market risk, nor do they reflect the extent to which positions offset one another. As a result, they do not represent the much smaller amounts that are actually subject to risk in these transactions. At December 31, 1995 the aggregate absolute value of Citicorp's notional principal amounts totaled $1,136 billion for interest rate products, $1,202 billion for foreign exchange products, and $38 billion for commodity and equity products, compared with $1,320 billion, $1,317 billion, and $28 billion, respectively, at December 31, 1994. See page 57 for additional details.


CREDIT EXPOSURE

Balance sheet credit exposure arises from unrealized gains and represents the amount of loss that Citicorp would suffer if every counterparty to which Citicorp was exposed were to default at once (i.e., the cost of replacing these contracts), and does not represent actual or expected loss amounts. Master netting agreements mitigate credit risk by permitting the offset of amounts due from and to individual counterparties in the event of counterparty default. The following table presents the balance sheet credit exposure of Citicorp's outstanding derivative and foreign exchange contracts at December 31, 1995. See page 57 for additional details.


DERIVATIVE AND FOREIGN EXCHANGE CONTRACTS


                                                            BALANCE SHEET
                                                           CREDIT EXPOSURE
                                                          ------------------
In Billions of Dollars at Year-End                         1995      1994
----------------------------------------------------------------------------
Interest Rate Products                                     $ 10.9      $ 8.3
Foreign Exchange Products                                    16.0       18.4
Commodity and Equity Products                                 0.9        0.8
----------------------------------------------------------------------------
                                                             27.8       27.5
Effects of Master Netting Agreements                        (11.7)      (7.0)
----------------------------------------------------------------------------
                                                           $ 16.1      $20.5
----------------------------------------------------------------------------

The reduction during the year in balance sheet credit expo sure primarily reflected the increased effects of master netting agreements.


Citicorp manages its credit exposure on derivative and foreign exchange instruments as part of the overall extension of credit to individual customer relationships, subject to the same credit approvals, limits and monitoring procedures it uses for other activities, using the Credit Transaction approach discussed on page 33.


The extension of credit in a derivative or foreign exchange contract is equal to the loss that could result if the counterparty were to default. In managing the aggregate credit extension to individual customers, Citicorp measures the amount at risk on a derivative or foreign exchange instrument as the sum of two factors: the current replacement cost (i.e., balance sheet credit exposure), and the potential increase in the replacement cost over the remaining life of the instrument should market rates change.


The current replacement cost of a derivative or foreign exchange contract is equal to the amount, if any, of Citicorp's unrealized gain on the contract. In the aggregate for all contracts, this represents a balance sheet exposure of $16.1 billion at December 31, 1995 as shown in the table at left, which is reflected in Trading Account Assets.


The potential increase in replacement cost of a contract is estimated based on a statistical simulation of values that would result from changing market rates using historical volatilities calculated generally based on five years of market data and correlations of market rates. For some larger counterparties, exposure is estimated using a portfolio methodology that takes into account all instruments transacted with a single counter party, whereas the potential increase in replacement cost is estimated for other counterparties by a method that considers each instrument independently and does not reflect portfolio effects. In the aggregate for all contracts, the estimate of the potential increase in replacement cost ranged from approxi-mately $40 billion to $50 billion during 1995. As discussed further below, substantially all of the total exposure was to investment grade counterparties, 88% was under three years' tenor, and no significant amounts were nonperforming.


The foregoing total credit exposure amounts are used by Citicorp in the management of its overall credit relationships with individual customers and do not represent expected loss amounts. The amounts are simple aggregates across each counterparty. The estimated potential increase in replacement cost for each counterparty is calculated at the two standard deviations confidence level. Additionally, the amounts do not fully reflect, for all counterparties, portfolio effects and the effect of risk reduction agreements such as netting and margining. These amounts are also subject to change as a result of changes in interest rates, exchange rates, and other relevant factors.

The following table presents total credit exposure, by remaining tenor, for investment grade and non-investment grade counterparties, including both the current and the potential increase in replacement cost as described above. As shown in the table, most of the exposure is short-dated and with investment grade counterparties. Overall, approximately 94% of the total exposure is with investment grade counterparties, and only 2% represents exposure over one year with non-investment grade counterparties.


MATURITY PROFILE OF INTEREST RATE AND
FOREIGN EXCHANGE CONTRACTS AT DECEMBER 31, 1995


TENOR OF EXPOSURE IN MONTHS                         PERCENT OF TOTAL EXPOSURE
----------------------------                    --------------------------------
                                                  INVESTMENT     NON-INVESTMENT
GREATER                                              GRADE            GRADE
 THAN                UP TO                      COUNTERPARTIES   COUNTERPARTIES
--------------------------------------------------------------------------------
  0                    6                              35%               2%
  6                   12                              30                2
 12                   36                              18                1
 36                                                   11                1
--------------------------------------------------------------------------------
Total                                                 94%               6%
--------------------------------------------------------------------------------

Because the total credit exposure is included within the aggregate customer exposure amounts, the credit risk related to derivative and foreign exchange contracts is considered in assessing the overall adequacy of the allowance for credit losses. Gross credit-related losses on derivative contracts were $6 million in 1995 and $2 million in 1994. There were no significant amounts of nonperforming contracts at December 31, 1995 and 1994.


CAPITAL ANALYSIS

Citicorp is subject to risk-based capital guidelines issued by the Board of Governors of the FRB. These guidelines are used to evaluate capital adequacy based primarily on the perceived credit risk associated with balance sheet assets, as well as certain off-balance sheet exposures such as unused loan commitments, letters of credit, and derivative and foreign exchange contracts. The risk-based capital guidelines are supplemented by a leverage ratio requirement.


CITICORP RATIOS


At Year-End                                              1995          1994
-----------------------------------------------------------------------------
Common Stockholders' Equity                               6.43%         5.42%
Tier 1 Capital                                            8.41          7.80
Tier 1 and Tier 2 Capital                                12.33         12.04
Leverage(1)                                               7.45          6.67
-----------------------------------------------------------------------------

(1) Tier 1 capital divided by adjusted average assets.


Citicorp continued to strengthen its capital position during 1995. Total capital (Tier 1 and Tier 2) amounted to $27.7 billion at December 31, 1995, representing 12.33% of net risk-adjusted assets. This compares with $26.1 billion and 12.04%, respectively, at December 31, 1994. Tier 1 capital of $18.9 billion at year-end 1995 represented 8.41% of net risk-adjusted assets, compared with $16.9 billion and 7.80%, respectively, at year-end 1994. The Tier 1 capital ratio at year-end 1995 exceeded Citicorp's target range for the Tier 1 ratio of 8.00% to 8.30%.


Common stockholders' equity increased a net $2.9 billion during the year to $16.5 billion at December 31, 1995, representing 6.43% of assets, compared with 5.42% at year-end 1994. The increase in common stockholders' equity during the year principally reflected net income, issuance of stock under various staff benefit plans, the partial conversion of Convertible Preferred Stock, Series 13, and redemption of Conversion Preferred Stock, Series 15 ("PERCS"), partially offset by dividends declared on common and preferred stock, shares repurchased under the stock repurchase program, and a decrease in net unrealized gains-- securities available for sale.


During 1995, 5.1 million depository shares of Convertible
Preferred Stock, Series 13, were converted into 14.1 million shares of common stock. In February 1996, the holders of the remaining
8.1 million depository shares converted the $403 million of preferred shares into 22.1 million shares of common stock after receiving a notice of redemption from Citicorp.


In January 1996, the holder of the $590 million Convertible
Preferred Stock, Series 12, converted the preferred shares into
36.9 million shares of common stock after receiving a notice of redemption from Citicorp.


During 1995, Citicorp redeemed all of the $1,134 million of PERCS (76.9 million PERCS shares) through the issuance of
27.5 million shares of common stock.


In June 1995, upon achieving its risk-based capital ratio targets, Citicorp initiated a two-year $3.0 billion common stock repurchase program. In January 1996, the program was expanded to a total of $4.5 billion through January 31, 1998.


The amounts available to use for the repurchase of stock under the program are referred to as "free capital." As shown in the table below, free capital represents Tier 1 capital generated during the period, reduced by capital attributed to funding business expansion during the year and building the Tier 1 ratio to target levels. During 1995, Citicorp generated $1.8 billion of free capital, of which $1.5 billion was utilized to repurchase 23.1 million shares of common stock at an average price of $66.17 per share.


FREE CAPITAL


In Millions of Dollars                                            1995
------------------------------------------------------------------------------
Tier 1 Capital Generated:
   Net Income                                                      $3,464
   Issuances/Other(1)                                                 893
   Cash Dividends Declared
     Common                                                          (492)
     Preferred                                                       (343)
------------------------------------------------------------------------------
Total Tier 1 Capital Generated                                      3,522
Capital Attributed to:
   Growth in Net Risk-Adjusted Assets                                (669)
   Build in Tier 1 Capital Ratio                                   (1,084)
------------------------------------------------------------------------------
FREE CAPITAL                                                      $ 1,769
------------------------------------------------------------------------------

(1) Includes issuance of common stock under various staff benefits plans (net of amortization) and the dividend reinvestment plan, issuance of preferred stock (net of related costs), and other net changes in Tier 1 capital components.

In January 1996, Citicorp raised the quarterly dividend on common stock by 50% to $.45 per share for an annual dividend rate of $1.80 per share.


COMPONENTS OF CAPITAL UNDER REGULATORY GUIDELINES

In Millions of Dollars at Year-End                    1995        1994
----------------------------------------------------------------------
TIER 1 CAPITAL
Common Stockholders' Equity                        $16,510     $13,582
Perpetual Preferred Stock                            3,071       4,187
Minority Interest                                       70          55
Less: Net Unrealized Gains--
    Securities Available for Sale(1)                  (132)       (278)
    Intangible Assets(2)                              (293)       (344)
    50% Investment in Certain Subsidiaries(3)         (311)       (283)
----------------------------------------------------------------------
Total Tier 1 Capital                               $18,915     $16,919
----------------------------------------------------------------------
TIER 2 CAPITAL
Allowance for Credit Losses(4)                      $2,843      $2,741
Qualifying Debt(5)                                   6,278       6,742
Less: 50% Investment in Certain Subsidiaries(3)       (311)       (283)
----------------------------------------------------------------------
Total Tier 2 Capital                                 8,810       9,200
----------------------------------------------------------------------
Total Capital (Tier 1 and Tier 2)                  $27,725     $26,119
----------------------------------------------------------------------
Net Risk-Adjusted Assets(6)                       $224,915    $216,856
----------------------------------------------------------------------

(1) Tier 1 capital excludes unrealized gains and losses on securities available for sale in accordance with regulatory risk-based capital guidelines.
(2) Includes goodwill and certain other identifiable intangible assets.
(3) Primarily Citicorp Securities, Inc.
(4) Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.
(5) Includes qualifying senior and subordinated debt, in an amount not exceeding 50% of Tier 1 capital, subordinated capital notes, and limited life preferred stock, subject to certain limitations.
(6) Includes risk-weighted credit equivalent amounts net of applicable bilateral netting agreements of $3.3 billion for interest rate derivative contracts and $6.7 billion for foreign exchange, commodity, and equity contracts as of December 31, 1995, compared with $2.9 billion and $7.6 billion, respectively, as of December 31, 1994. Net risk adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses.

Citicorp's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are generally similar to the FRB guidelines described above.

CITIBANK, N.A. RATIOS

At Year-End                                           1995        1994
----------------------------------------------------------------------
Common Stockholder's Equity                           7.08%       6.91%
Tier 1 Capital                                        8.32        7.83
Tier 1 and Tier 2 Capital                            12.24       12.44
Leverage                                              6.65        6.09
----------------------------------------------------------------------

Federal bank regulatory agencies have defined five capital tiers for depository institutions for purposes of implementing certain regulations. Under these definitions, a "well capitalized" depository institution must have a Tier 1 ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a directive, order or written agreement to meet and maintain specific capital levels. As of December 31, 1995, all of Citicorp's subsidiary depository institutions were "well capitalized."


In January 1996, the Basle Committee on Banking Supervision issued an amendment to its risk-based capital guidelines to incorporate a measure for market risk in foreign exchange and commodity activities and in the trading of debt and equity instruments. The U.S. bank regulatory agencies, including the FRB, are expected to issue similar amendments to their risk-based capital guidelines for U.S. banks. The Basle Committee's amendment, which is intended to become effective by year-end 1997, is not expected to have a significant impact on Citicorp.


From time to time, the FRB and the Federal Financial
Institutions Examination Council propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets.

SUMMARY OF FINANCIAL RESULTS


In Millions of Dollars                                           1995     1994     1993     1992     1991
----------------------------------------------------------------------------------------------------------
Net Interest Revenue                                            $9,951   $8,911   $7,690   $7,456   $7,265
Fees, Commissions, and Other Revenue                             8,727    7,837    8,385    8,165    7,485
----------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                   18,678   16,748   16,075   15,621   14,750
Provision for Credit Losses                                      1,991    1,881    2,600    4,146    3,890
Operating Expense                                               11,102   10,256   10,615   10,057   11,097
----------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE TAXES
AND CUMULATIVE EFFECTS OF ACCOUNTING CHANGES                     5,585    4,611    2,860    1,418     (237)
Income Taxes                                                     2,121    1,189      941      696      677
----------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECTS OF ACCOUNTING CHANGES    3,464    3,422    1,919      722     (914)
Cumulative Effects of Accounting Changes(1)                         --      (56)     300       --      457
                                                                ------------------------------------------
NET INCOME (LOSS)                                               $3,464   $3,366   $2,219     $722    $(457)
----------------------------------------------------------------------------------------------------------

(1) Refers to the adoption of SFAS No. 112 in 1994; the adoption of SFAS No. 109 in 1993; and an accounting change for venture capital subsidiaries in 1991.


STATEMENT OF INCOME ANALYSIS

NET INTEREST REVENUE (TAXABLE EQUIVALENT BASIS)(1)(2)

                                                                1995        1994        1993
--------------------------------------------------------------------------------------------
NET INTEREST REVENUE
(In Millions of Dollars)
         U.S.                                                 $6,248      $5,945      $5,715
         Outside the U.S.                                      5,746       5,041       4,309
--------------------------------------------------------------------------------------------
TOTAL ADJUSTED(3)                                             11,994      10,986      10,024
Less effect of credit card securitization                     (2,010)     (2,049)     (2,319)
--------------------------------------------------------------------------------------------
TOTAL                                                         $9,984      $8,937      $7,705
--------------------------------------------------------------------------------------------
AVERAGE INTEREST-EARNING ASSETS
(In Billions of Dollars)
         U.S.                                                 $124.8      $125.2      $122.7
         Outside the U.S.                                      122.8       111.5       100.3
--------------------------------------------------------------------------------------------
TOTAL ADJUSTED(3)                                              247.6       236.7       223.0
Less effect of credit card securitization                      (23.6)      (23.4)      (24.4)
--------------------------------------------------------------------------------------------
TOTAL                                                         $224.0      $213.3      $198.6
--------------------------------------------------------------------------------------------
NET INTEREST MARGIN (%)
         U.S.                                                   5.01%       4.75%       4.66%
         Outside the U.S.                                       4.68        4.52        4.29
TOTAL ADJUSTED(3)                                               4.84%       4.64%       4.50%
Less effect of credit card securitization                      (0.38)      (0.45)      (0.62)
--------------------------------------------------------------------------------------------
TOTAL                                                           4.46%       4.19%       3.88%
--------------------------------------------------------------------------------------------

(1) Includes appropriate allocations for capital and funding costs based on the location of the asset.
(2) The taxable equivalent adjustment is based on the U.S. federal statutory rate of 35%.
(3) Adjusted for the effect of credit card securitization. See page 44 for discussion.

[GRAPH APPEARS HERE--SEE APPENDIX I, ITEM 41]

Total net interest revenue increased 12% to $10.0 billion in 1995 and was up 16% in 1994, reflecting higher net rate spreads, including funding benefits associated with higher equity levels, as well as an increase in interest-earning assets. Net interest revenue and net interest margin for all periods presented were reduced by the effect of credit card securitization. Adjusted for the effect of credit card securitization, net interest revenue increased 9% to $12.0 billion in 1995 and was up 10% in 1994. The increase in net interest revenue was led by activities outside the U.S., principally in the Emerging Markets. The adjusted net interest margin of 4.84% in 1995 was up from 4.64% in 1994.

The improvement in the adjusted net interest margin in the U.S. in 1995 reflected lower costs to carry cash-basis loans and OREO, decreases in the level of lower yielding trading assets, as well as the reduction in deposit insurance assessment rates. The favorable impact on the net interest margin due to increased volumes in the U.S. credit card business was offset by tightened spreads in that business. The increase in 1994 in the U.S. adjusted net interest margin primarily reflected a lower cost to carry cash-basis loans and OREO.

Net interest revenue from activities outside the U.S. grew 14% in 1995 and 17% in 1994 and represented 48%, 46%, and 43% of total adjusted net interest revenue in 1995, 1994, and 1993, respectively. The increase in the net interest margin outside the U.S. reflected higher volumes in the Latin America Consumer business where spreads remained favorable, as well as increased spreads in Commercial Banking in the Emerging Markets, after considering the favorable rate environment in Brazil in 1994. The increase in 1994 in net interest revenue and the related net interest margin benefited from the unusually favorable interest rate environment in Brazil, the release of a Brazilian gross-receipts tax reserve, and higher volumes and favorable spreads in both the Consumer and Commercial Banking businesses in the Emerging Markets.


The increase in adjusted average interest-earning assets of $10.9 billion in 1995 was mainly attributable to increases in consumer loans, partially offset by decreases in trading account assets and federal funds sold and resale agreements. The increase in 1994 primarily reflected higher levels of consumer loans outside the U.S., as well as increased federal funds sold and resale agreements and trading account assets, partially offset by lower levels of commercial loans.


FEES, COMMISSIONS, AND OTHER REVENUE
FEE AND COMMISSION REVENUE


In Millions of Dollars                              1995        1994       1993
-------------------------------------------------------------------------------
CONSUMER:
DEVELOPED MARKETS                                 $2,346      $2,376     $2,492
EMERGING MARKETS                                     879         747        651
-------------------------------------------------------------------------------
         TOTAL CONSUMER                            3,225       3,123      3,143

COMMERCIAL BANKING                                 1,752       1,784      1,714
OTHER                                                 83          88        246
-------------------------------------------------------------------------------
TOTAL ADJUSTED(1)                                  5,060       4,995      5,103
EFFECT OF CREDIT CARD SECURITIZATION                 105         160        (46)
-------------------------------------------------------------------------------
TOTAL                                             $5,165      $5,155     $5,057
-------------------------------------------------------------------------------

(1) Adjusted for the effect of credit card securitization. See page 44 for discussion.


Total fee and commission revenue of $5.2 billion in 1995 was essentially unchanged from 1994. Adjusted for the effect of credit card securitization, fee and commission revenue in 1995 was up slightly from 1994, as a $102 million increase in the Consumer businesses was partially offset by a decline in the Commercial Banking business.


Within the Consumer businesses, fee and commission revenue in the Emerging Markets increased by 18% in 1995 reflecting continued growth across various consumer products, particularly Cards in Asia Pacific and Citibanking activities in Latin America. In the Developed Markets, fee and commission revenue was essentially unchanged in 1995 despite lower Private Banking fee revenue as a result of shifts in market conditions since mid-1994 that caused clients to move to lower-risk products.


Total adjusted fee and commission revenue was lower in 1994 compared with 1993, primarily reflecting the absence of fees related to Quotron (which was sold in the first quarter of 1994). Fee revenue in the Consumer businesses reflected strong growth in the Emerging Markets offset by reductions in the Developed Markets caused by the phasing out of annual cardholder fees on most U.S. credit cards.


REVENUE FROM TRADING-RELATED ACTIVITIES

Trading-related revenue is reported in "Trading Account" and "Foreign Exchange" in the income statement, but also includes other amounts, principally reflected in net interest revenue. The table below presents trading-related revenue by business sector, by income statement line, and by trading activity.

TRADING-RELATED REVENUE


In Millions of Dollars                          1995        1994          1993
------------------------------------------------------------------------------
BY BUSINESS SECTOR:
Commercial Banking
         Developed Markets                    $1,079        $648        $1,626
         Emerging Markets                        658         539           612
Consumer and Other                               252         182           207
------------------------------------------------------------------------------
TOTAL                                         $1,989      $1,369        $2,445
------------------------------------------------------------------------------
BY INCOME STATEMENT LINE:
Foreign Exchange                              $1,053        $573          $995
Trading Account                                  559         158           939
Other(1)                                         377         638           511
------------------------------------------------------------------------------
TOTAL                                         $1,989      $1,369        $2,445
------------------------------------------------------------------------------
BY TRADING ACTIVITY:
Foreign Exchange(2)                           $1,124        $689          $928
Derivative(3)                                    472         395           785
Fixed Income(4)                                   65          (8)          454
Other                                            328         293           278
------------------------------------------------------------------------------
TOTAL                                         $1,989      $1,369        $2,445
------------------------------------------------------------------------------

(1) Primarily net interest revenue.
(2) Includes foreign exchange spot, forward, and option contracts.
(3) Primarily interest rate and currency swaps, options, financial futures, equity, and commodity contracts.
(4) Principally debt instruments including government and corporate debt as well as mortgage-backed securities.

Trading-related revenue, which principally reflects activities in the Commercial Banking business but also includes amounts generated by the Consumer businesses, improved in 1995 from the depressed 1994 level. This increase was led by continued customer demand for risk-management products and improved market-making activities related to a more favorable trading environment compared with 1994. Trading-related revenue declined in 1994 compared with the record 1993 level as interest rates increased and market conditions were challenging, particularly in derivative and fixed-income products. Levels of trading-related revenue may fluctuate in the future as a result of market conditions and other factors.


Foreign exchange revenue of $1.1 billion in 1995 rebounded from the weak 1994 level, benefiting from growth in customer volume and improved market conditions. The improvement was broadly based across most geographies, but was particularly strong in Europe. The decline in foreign exchange revenue in 1994 compared with 1993 reflected both difficult market conditions in 1994 and unusually strong results in 1993 resulting from the volatility in European currencies.


Derivative revenue of $472 million in 1995 compared with $395 million in 1994 and reflected continued customer demand across most geographies and improvement in Citicorp's market-making activities in North America. These improvements were partially offset by lower revenue in Latin America, which benefited in 1994 from a favorable interest rate environment in Brazil. The decline in derivative revenue in 1994 compared with 1993 reflected difficult market conditions due to rising interest rates.


Fixed-income revenue in 1995 improved modestly compared with the depressed 1994 results. The 1995 results primarily reflect improvements in Europe and Latin America, partially offset by the effects of exiting the mortgage-trading business in North America. The results in 1994 compared with 1993 reflect the effects of rising interest rates in 1994, primarily on the European and Latin American portfolios.


Trading-related revenue by trading activity as discussed in the paragraphs above includes the net interest revenue associated with the trading positions. Aggregate net interest revenue associated with trading activities in 1995 declined from 1994. The decline was concentrated in North America, where a flatter yield curve in 1995 compressed net interest margins, and in Latin America, where an unusually favorable interest rate environment in Brazil during 1994 benefited trading-related net interest revenue. Net interest revenue increased in 1994 compared with 1993 primarily due to the favorable rate environment in Brazil in 1994.


SECURITIES TRANSACTIONS

In 1995, net gains from the sale of securities were $132 million, compared with $200 million in 1994 and $94 million in 1993.
The 1995 and 1994 amounts included gains of $55 million and $71 million, respectively, realized on the sale of Brazilian past due interest bonds.

The net gains for 1995 reflected gross realized gains of $177 million and gross realized losses of $45 million from transactions in the available-for-sale portfolio.

As permitted under guidelines issued by the FASB, Citicorp transferred $4.7 billion of securities from the held-to-maturity portfolio to the available-for-sale portfolio at fair value as of November 30, 1995. See Note 1 to the consolidated financial statements for further details.


OTHER REVENUE


In Millions of Dollars                     1995        1994(1)       1993(1)
-------------------------------------------------------------------------------
Securitized Credit Card Receivables        $988        $955        $1,083
Venture Capital                             390         365           143
Affiliate Earnings                          208         208           211
U.S. Mortgage Pass-Through Securitization    17         (59)         (135)
Foreign Currency Translation Losses          (2)         (8)          (50)
Capital Building Transactions                --           9            (2)
Net Asset Gains and Other Items             217         281            50
-------------------------------------------------------------------------------
TOTAL                                    $1,818      $1,751        $1,300
-------------------------------------------------------------------------------

(1) Reclassified to conform to the 1995 presentation.

Revenue in 1995 from securitized credit card receivables was up slightly from the prior year as higher net interchange revenue and lower net credit loss rates were partially offset by reduced net interest revenue. The decline in revenue in 1994 resulted from lower net interest margin (following the repricing of most of the portfolio during 1993 to a variable rate pricing structure) and lower securitized volumes, partially offset by reduced net credit losses. The effect of credit card receivables securitization is discussed in more detail on page 44.


Venture capital revenue in the three years benefited from favorable conditions in the U.S. equity markets. Additionally, venture capital revenue in 1995 and 1994 included gains related to public offerings of shares of investees. Investments of venture capital subsidiaries are carried at fair value and earnings volatility can occur in the future, based on general market conditions as well as events and trends affecting specific venture capital investments.


Affiliate earnings in 1995 were flat to 1994. Excluding the gain on the sale of Argentine past due interest bonds held by a Latin
American affiliate in 1993, the 1994 affiliate earnings increased sharply from 1993 mainly due to increases in earnings from Middle Eastern and Latin American affiliates.


The improved performance since 1993 in U.S. mortgage pass-through securitization activity reflects lower levels of mortgage prepayments, lower costs related to recourse exposure, and higher excess servicing revenue, partially offset by reduced gains on the sale of mortgages. The adoption of a new accounting standard on mortgage servicing rights during 1995 did not have a material effect.


Revenue from capital building transactions in 1994 included recognition of the fair value of interest bonds received in connection with the Brazil refinancing agreement, largely offset by writedowns in the value of certain investments in Latin
America. In 1993, capital building transactions reflected business writedowns of $179 million, principally related to Quotron. Excluding these writedowns, capital building transactions in 1993 principally reflected the sale of Brazilian past due interest bonds and an affiliate in Asia.


Net asset gains and other items in 1995 reflected the writedown of an investment in Latin America.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The increase in the provision for credit losses in 1995 reflected higher net write-offs in the Consumer businesses, partially offset by a lower provision in excess of net write-offs in the Non-Refinancing Commercial businesses. The provision for credit losses declined in 1994 compared with 1993 primarily as a result of lower net write-offs across each of the businesses.


NET WRITE-OFFS AND PROVISION FOR CREDIT LOSSES



In Millions of Dollars                             1995        1994        1993
-------------------------------------------------------------------------------
NET WRITE-OFFS (RECOVERIES)
Consumer                                         $1,544      $1,353      $1,410

Commercial Banking                                   64         (50)        157
North America Commercial Real Estate                102         244         431
-------------------------------------------------------------------------------
         Total Non-Refinancing Commercial           166         194         588

Cross-Border Refinancing Portfolio                  (18)       (403)         61
-------------------------------------------------------------------------------
TOTAL                                            $1,692      $1,144      $2,059
-------------------------------------------------------------------------------
PROVISION FOR CREDIT LOSSES
Consumer                                         $1,744      $1,553      $1,686

Commercial Banking                                  164          --         305
North America Commercial Real Estate                102         394         610
-------------------------------------------------------------------------------
         Total Non-Refinancing Commercial           266         394         915

Cross-Border Refinancing Portfolio                  (19)        (66)         (1)
-------------------------------------------------------------------------------
TOTAL                                            $1,991      $1,881      $2,600
-------------------------------------------------------------------------------


The increase in Consumer net write-offs is primarily attributable to the growth in loan volumes, but also reflects economic conditions in Latin America, particularly in Argentina and Mexico. The Consumer provision for credit losses included a provision in excess of net write-offs of $200 million in 1995 and 1994, compared with $276 million in 1993. Consumer credit costs are expected to increase in 1996 as a result of continued portfolio growth across all regions, the effects of the moderating U.S. economy on the bankcard portfolio, and uncertainty in the economic environment in Europe and Latin America. See pages
25 through 28 for a further discussion of Consumer net credit losses.


Net write-offs in the Commercial Banking business in 1995 were low at $64 million and followed net recoveries of $50 million in 1994. The North America Commercial Real Estate portfolio benefited from lower net write-offs as real estate market conditions continued to improve. The Non-Refinancing
Commercial provision for credit losses included provisions in excess of net write-offs of $100 million, $200 million, and $327 million in 1995, 1994, and 1993, respectively. North America Commercial Real Estate net write-offs are expected to continue to decline in 1996 while Commercial Banking net write-offs may increase moderately from the low 1995 level. See pages 29 through 31 for further discussions of the Commercial Banking and North America Commercial Real Estate portfolios.


The Cross-Border Refinancing Portfolio reported net recoveries of $18 million in 1995 and a provision for credit losses of a benefit of $19 million. During 1994, the Cross-Border Refinancing
Portfolio reported net recoveries, principally from the effects of the Brazil refinancing completed in that year, and a provision for credit losses of a benefit of $66 million. See page 32 for a further discussion of the Cross-Border Refinancing Portfolio.


ALLOWANCE FOR CREDIT LOSSES

All identified losses are immediately written off and the entire allowance is available to absorb all probable credit losses inherent in the portfolio. However, for analytical purposes, Citicorp views its allowance as attributable to the following portions of its credit portfolios:


ALLOWANCE FOR CREDIT LOSSES AND AS A
PERCENTAGE OF LOANS


                                                   1995        1994        1993
                                   LOANS(1)   ALLOWANCE   Allowance   Allowance
At Year-End                      $ BILLIONS  $ MILLIONS  $ Millions  $ Millions
-------------------------------------------------------------------------------
Consumer                             $105.6      $1,944      $1,834      $1,596
         Ratio                                     1.84%       1.90%       1.89%
Commercial(2)                          60.0       3,424       3,321       2,545
         Ratio                                     5.71%       5.95%       4.88%
Cross-Border Refinancing
         Portfolio                       --          --          --         238
-------------------------------------------------------------------------------
TOTAL                                $165.6      $5,368      $5,155      $4,379
         Ratio                                     3.24%       3.38%       3.15%
-------------------------------------------------------------------------------
Reserve for Sold Consumer
         Portfolios                              $  486      $  422      $  527
-------------------------------------------------------------------------------

(1) Loans are net of unearned income.
(2) 1995 and 1994 include amounts related to the Cross-Border Refinancing Portfolio.


The increases in the allowance attributable to Consumer credit losses since 1993 reflected continued reserve building in response to loan growth and the changing economic environment in certain markets.


The increase in 1995 in the reserve for sold Consumer portfolios reflected higher levels of securitized credit card receivables while the decrease in 1994 reflected lower levels of mortgage sales with recourse exposure. Refer to Note 1 to the consolidated financial statements for a discussion of Citicorp's obligations under recourse provisions related to sold loans.


The increase in the allowance attributable to Commercial credit losses during 1995 primarily resulted from a $100 million provision for credit losses in excess of net write-offs. The increase in the allowance during 1994 primarily resulted from the reclassification of the portion of the allowance attributable to the Cross-Border Refinancing Portfolio to the commercial allowance and a $200 million provision for credit losses in excess of net write-offs.


Higher loan volumes, the effects of the moderating U.S.
economy on the bankcard portfolio, and uncertainty in the economic environment in Europe and Latin America may result in further increases in the allowance for credit losses attributable to the Consumer businesses.


OTHER OPERATING EXPENSE
EMPLOYEE EXPENSE

Employee expense was $5.7 billion in 1995, up $561 million from 1994. The expense growth primarily reflected salary increases and higher staff levels associated with business expansion in both the Consumer and Commercial Banking activities in the Emerging

Markets, costs associated with expansion of cards and transaction services activities in the Developed Markets, increased performance-based compensation, and the foreign currency translation effect of the weaker U.S. dollar.


Employee expense in 1994 was up $320 million reflecting business expansion initiatives in the Emerging Markets, partially offset by the sale in the first quarter of 1994 of Quotron and cost containment actions relating to restructuring activities, principally in the Consumer businesses in the United States.

NET PREMISES AND EQUIPMENT EXPENSE

Net premises and equipment expense was $1.7 billion in 1995, up $115 million from 1994. The increase primarily resulted from growth in the Emerging Markets businesses, the foreign currency translation effect of the weaker U.S. dollar, and the increase in the number of model branches during the last two years in the Developed Markets. Net premises and equipment expense in 1994 was essentially unchanged from 1993.


OTHER EXPENSE

Other expense was $3.7 billion in 1995, up $170 million from 1994. The increase primarily reflected business expansion in the Emerging Markets; spending in support of account growth and higher marketing costs in the U.S. bankcard business; investment spending in the Europe bankcard business; costs associated with higher volumes in the transaction services business; continued investment in operational and technological infrastructure; and the foreign currency translation effect of the weaker U.S. dollar. These increases were partially offset by lower net OREO costs.


Other expense of $3.5 billion in 1994 was down $236 million from 1993, primarily due to lower net OREO costs in the North America Commercial Real Estate and Commercial Banking businesses, and the sale in the first quarter of 1994 of Quotron. These decreases were partially offset by business expansion in the Emerging Markets, as well as higher marketing costs in the worldwide Card businesses and continued investments in operational efficiencies.


RESTRUCTURING ACTIVITIES

Citicorp has taken a series of actions in prior years to control costs and improve productivity. These actions included a $425 million restructuring charge in 1993, comprising $319 million related to workforce reductions, $88 million attributable to asset writedowns, and $18 million in other actions. Substantially all of this restructuring charge had been utilized through December 31, 1995, and resulted in the elimination of approximately 6,000 positions. These actions were directed toward improved efficiency rather than curtailments of business activity, and helped to offset cost increases from inflation and business expansion.


INCOME TAXES

Income tax expense for 1995 was $2.1 billion, compared with $1.2 billion in 1994, and $941 million in 1993, representing effective tax rates of 38% in 1995, 26% in 1994, and 33% in 1993.
Income tax expense and the related effective tax rates for each of these periods reflected the recognition of deferred tax benefits of $40 million, $629 million, and $280 million, respectively.


As discussed in the statement of accounting policies and in
Note 8 to the consolidated financial statements, Citicorp adopted SFAS No. 109 as of January 1, 1993. The cumulative effect of this change in accounting for income taxes, a $300 million benefit, is reported separately in Citicorp's consolidated statement of income.


IMPACT OF CREDIT CARD RECEIVABLES SECURITIZATION

The securitization of credit card receivables does not affect the earnings reported for each period. Gains on these sales are recorded monthly as realized over the term of each securitization transaction, which range up to twelve years. The revolving nature of the receivables sold and the monthly recognition of gains result in a pattern of gain recognition that is similar to the pattern that would be experienced if the receivables had not been sold.
However, because securitization changes Citicorp's involvement from that of a lender to that of a loan servicer, it affects the manner in which the revenue is reported in the income statement. For securitized receivables, amounts that would otherwise be reported as net interest revenue, as fee and commission revenue, and as credit losses on loans are instead reported as fee and commission revenue (for servicing fees) and as other revenue (for the remaining cash flows to which Citicorp is entitled, net of credit losses). Because credit losses are a component of these cash flows, Citicorp's revenues over the terms of these transactions may vary depending upon the credit performance of the securitized receivables. However, Citicorp's exposure to credit losses on the securitized receivables is contractually limited to these cash flows.


During 1995, $8.9 billion of U.S. credit card receivables were sold, compared with $3.5 billion and $2.5 billion during 1994 and 1993, respectively. The total credit card receivables securitized, net of amortization as of December 31, 1995, were $25.5 billion, compared with $21.3 billion and $23.9 billion as of December 31, 1994 and 1993, respectively. The following table shows the net effects of securitization by showing the increase (decrease) in the reported consolidated statement of income line items, average balance sheet, return on assets, net interest margin, and consumer net credit loss ratio.


In Millions of Dollars                             1995        1994       1993
-------------------------------------------------------------------------------
Net Interest Revenue                            $(2,010)    $(2,049)   $(2,319)
Fee and Commission Revenue                          105         160        (46)
Other Revenue                                       988         955      1,083
Provision for Credit Losses                        (917)       (934)    (1,282)
-------------------------------------------------------------------------------
Net Income Impact of Securitization             $     0     $     0    $     0
-------------------------------------------------------------------------------
Average Assets (In Billions)                    $   (24)    $   (23)   $   (24)
Return on Assets                                    .11 %       .11 %      .09 %
Net Interest Margin                                (.38)%      (.45)%     (.62)%
Consumer Net Credit Loss Ratio                     (.44)%      (.51)%     (.81)%
-------------------------------------------------------------------------------

The effects of securitization on the statement of income line items in 1995 were essentially unchanged from the previous year. The effect on net interest revenue and the provision for credit losses in 1995 compared with 1993 reflected tighter spreads and lower loss ratios, respectively.

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


The management of Citicorp is also responsible for establishing and maintaining an effective internal control structure and procedures for financial reporting and safeguarding of assets. There are inherent limitations in the effectiveness of any system of internal control, and accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Management assessed Citicorp's internal control structure and procedures for financial reporting and safeguarding of assets as of December 31, 1995, based on recognized criteria for effective internal control. Based on this assessment, management believes that Citicorp maintained an effective internal control structure and procedures for financial reporting and safeguarding of assets as of December 31, 1995.


The accounting policies and internal control structure are under the general oversight of the Citicorp and Citibank Boards of Directors, acting through the Audit Committees described on page 85. The committees are composed entirely of directors who are not officers or employees of Citicorp. The Chief Auditor of Citicorp and the Managing Director of Business Risk Review, who report directly to the Board of Directors, conduct an extensive program of audits and business risk reviews worldwide. In addition, KPMG Peat Marwick LLP, independent auditors, are engaged to audit our financial statements.


KPMG Peat Marwick LLP obtain and maintain an understand-ing of Citicorp's internal control structure and procedures for financial reporting and conduct such tests and other auditing procedures as they consider necessary in the circumstances to express the opinion in their report that follows. KPMG Peat Marwick LLP have free access to the Audit Committees, with no members of management present, to discuss their audit and their findings as to the integrity of Citicorp's financial reporting and the adequacy of the internal control structure described above.


[SIGNATURE APPEARS HERE]               [SIGNATURE APPEARS HERE]
John S. Reed                           Thomas E. Jones
Chairman                               Executive Vice President




REPORT OF INDEPENDENT AUDITORS

[LOGO APPEARS HERE]
Certified Public Accountants

The Board of Directors and Stockholders of Citicorp:

We have audited the accompanying consolidated balance sheets of Citicorp and subsidiaries as of December 31, 1995 and 1994, the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, and the related consolidated balance sheets of Citibank, N.A. and subsidiaries as of December 31, 1995 and 1994. These financial statements are the responsibility of Citicorp management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform these audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presenta-tion. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citicorp and subsidiaries as of December 31, 1995 and 1994, the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, and the financial position of Citibank, N.A. and subsidiaries as of December 31, 1995 and 1994 in conformity with generally accepted accounting principles.


As discussed in the statement of accounting policies and notes to the consolidated financial statements, Citicorp and Citibank adopted Statement of Financial Accounting Standards Nos. 112 and 115 in 1994 and Nos. 106 and 109 in 1993.


/s/ KMPG

New York, New York
January 16, 1996

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME                                                                   Citicorp and Subsidiaries

In Millions of Dollars Except Per Share Amounts                                            1995           1994          1993
----------------------------------------------------------------------------------------------------------------------------
INTEREST REVENUE
Interest and Fees on Loans                                                              $17,808        $16,241       $16,408
Interest on Deposits with Banks                                                             770            895         1,016
Interest on Federal Funds Sold and Securities Purchased Under Resale Agreements           1,056          3,318         2,952
Interest and Dividends on Securities (Note 1)                                             1,544          1,266           950
Interest on Trading Account Assets                                                        1,785          2,093         2,485
----------------------------------------------------------------------------------------------------------------------------
                                                                                         22,963         23,813        23,811
----------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on Deposits                                                                      8,902          8,996         9,797
Interest on Trading Account Liabilities                                                     300            267           195
Interest on Purchased Funds and Other Borrowings (Note 1)                                 2,379          3,939         4,155
Interest on Long-Term Debt and Subordinated Capital Notes (Note 1)                        1,431          1,700         1,974
----------------------------------------------------------------------------------------------------------------------------

                                                                                         13,012         14,902        16,121
----------------------------------------------------------------------------------------------------------------------------
NET INTEREST REVENUE                                                                      9,951          8,911         7,690
----------------------------------------------------------------------------------------------------------------------------
PROVISION FOR CREDIT LOSSES (NOTE 1)                                                      1,991          1,881         2,600
----------------------------------------------------------------------------------------------------------------------------

Net Interest Revenue After Provision for Credit Losses                                    7,960          7,030         5,090
----------------------------------------------------------------------------------------------------------------------------

FEES, COMMISSIONS, AND OTHER REVENUE
Fees and Commissions (Note 6)                                                             5,165          5,155         5,057
Foreign Exchange                                                                          1,053            573           995
Trading Account                                                                             559            158           939
Securities Transactions (Notes 1 and 8)                                                     132            200            94
Other Revenue                                                                             1,818          1,751         1,300
----------------------------------------------------------------------------------------------------------------------------
                                                                                          8,727          7,837         8,385
----------------------------------------------------------------------------------------------------------------------------

OTHER OPERATING EXPENSE
Salaries                                                                                  4,445          4,029         3,817
Employee Benefits (Note 7)                                                                1,281          1,136         1,028
----------------------------------------------------------------------------------------------------------------------------

         Total Employee Expense                                                           5,726          5,165         4,845
Net Premises and Equipment Expense (Notes 2 and 11)                                       1,698          1,583         1,601
Restructuring Charges                                                                        --             --           425
Other Expense                                                                             3,678          3,508         3,744
----------------------------------------------------------------------------------------------------------------------------

                                                                                         11,102         10,256        10,615
----------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE TAXES AND CUMULATIVE EFFECTS OF ACCOUNTING CHANGES                          5,585          4,611         2,860
INCOME TAXES (NOTE 8)                                                                     2,121          1,189           941
----------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECTS OF ACCOUNTING CHANGES                                    3,464          3,422         1,919
Cumulative Effects of Accounting Changes:
         Employers' Accounting for Postemployment Benefits (Note 7)                          --            (56)           --
         Accounting for Income Taxes (Note 8)                                                --             --           300
----------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                              $ 3,464        $ 3,366       $ 2,219
----------------------------------------------------------------------------------------------------------------------------

INCOME APPLICABLE TO COMMON STOCK                                                       $ 3,126        $ 3,010       $ 1,900
----------------------------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE (NOTE 9)
ON COMMON AND COMMON EQUIVALENT SHARES
Income Before Cumulative Effects of Accounting Changes                                  $  7.21        $  7.15       $  3.82
Cumulative Effects of Accounting Changes                                                     --          (0.12)         0.68
----------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                              $  7.21        $  7.03       $  4.50
----------------------------------------------------------------------------------------------------------------------------

ASSUMING FULL DILUTION
Income Before Cumulative Effects of Accounting Changes                                  $  6.48        $  6.40       $  3.53
Cumulative Effects of Accounting Changes                                                     --          (0.11)         0.58
----------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                              $  6.48        $  6.29       $  4.11
----------------------------------------------------------------------------------------------------------------------------

Accounting policies and explanatory notes on pages 51 through 71 form an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET                            Citicorp and Subsidiaries


In Millions of Dollars                                                                December 31, 1995       December 31, 1994
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and Due from Banks                                                                          $5,723                  $6,470
Deposits at Interest with Banks                                                                   9,028                   6,862
Securities (Note 1)
         Available for Sale, At Fair Value                                                       18,213                  13,602
         Venture Capital, At Fair Value                                                           1,854                   2,009
         Held to Maturity, At Amortized Cost (Fair Value $4,638 in 1994)                             --                   5,092
Trading Account Assets (Note 1)                                                                  32,093                  38,875
Federal Funds Sold and Securities Purchased Under Resale Agreements                               8,113                   6,995
Loans, Net of Unearned Income (Note 1)
         Consumer                                                                               105,643                  96,600
         Commercial                                                                              59,999                  55,820
-------------------------------------------------------------------------------------------------------------------------------
             Total Loans, Net of Unearned Income                                                165,642                 152,420
Allowance for Credit Losses (Note 1)                                                             (5,368)                 (5,155)
Customers' Acceptance Liability                                                                   1,542                   1,420
Premises and Equipment, Net (Note 2)                                                              4,339                   4,062
Interest and Fees Receivable                                                                      2,914                   2,654
Other Assets (Notes 1, 3, 7, and 8)                                                              12,760                  15,183
-------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                                          $256,853                $250,489
-------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Non-Interest-Bearing Deposits in U.S. Offices                                                   $13,388                 $13,648
Interest-Bearing Deposits in U.S. Offices                                                        36,700                  35,699
Non-Interest-Bearing Deposits in Offices Outside the U.S.                                         8,164                   7,212
Interest-Bearing Deposits in Offices Outside the U.S.                                           108,879                  99,167
-------------------------------------------------------------------------------------------------------------------------------
         Total Deposits                                                                         167,131                 155,726
Trading Account Liabilities (Note 1)                                                             18,274                  22,382
Purchased Funds and Other Borrowings (Note 1)                                                    16,334                  20,907
Acceptances Outstanding                                                                           1,559                   1,440
Accrued Taxes and Other Expenses (Note 8)                                                         5,719                   5,493
Other Liabilities                                                                                 9,767                   8,878
Long-Term Debt (Note 1)                                                                          17,151                  16,497
Subordinated Capital Notes (Note 1)                                                               1,337                   1,397

STOCKHOLDERS' EQUITY
Preferred Stock (Note 4)                                                                          3,071                   4,187
Common Stock ($1.00 par value) (Note 5)                                                             461                     421
         Issued Shares: 461,319,265 in 1995 and 420,589,459 in 1994
Surplus                                                                                           5,702                   4,194
Retained Earnings                                                                                12,190                   9,561
Net Unrealized Gains--Securities Available for Sale (Note 1)                                        132                     278
Foreign Currency Translation                                                                       (437)                   (471)
Common Stock in Treasury, at Cost                                                                (1,538)                   (401)
         Shares: 34,030,205 in 1995 and 25,508,610 in 1994
-------------------------------------------------------------------------------------------------------------------------------
         Total Stockholders' Equity                                                              19,581                  17,769
-------------------------------------------------------------------------------------------------------------------------------
Total                                                                                          $256,853                $250,489
-------------------------------------------------------------------------------------------------------------------------------
Accounting policies and explanatory notes on pages 51 through 71 form an integral part of the financial statements.


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY                                               Citicorp and Subsidiaries


In Millions of Dollars                                                                               1995        1994        1993
---------------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK (NOTE 4)
Balance at Beginning of Year                                                                       $4,187      $3,887      $3,212
         Issuance of Stock                                                                            400         400         675
         Redemptions of Conversion Preferred Stock, Series 15                                      (1,134)        --           --
         Conversions of Convertible Preferred Stock, Series 13                                       (257)        --           --
         Redemption and Retirement of Other Preferred Stock                                          (125)      (100)          --
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT END OF YEAR                                                                             $3,071     $4,187       $3,887
---------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK ($1.00 PAR VALUE) (NOTE 5)
Balance at Beginning of Year--Shares: 420,589,459 in 1995, 412,017,300 in 1994, and
  391,888,124 in 1993                                                                                $421       $412         $392
         Issuance of 21,146,076 Shares of Common Stock on Redemptions of Conversion
           Preferred Stock, Series 15                                                                  21         --           --
         Issuance of 6,535,926 Shares of Common Stock on Conversions of Convertible
           Preferred Stock, Series 13                                                                   6         --           --
         Issuance of Stock under Dividend Reinvestment and Common Stock Purchase Plan                   1          1            2
           Shares: 1,138,166 in 1995, 1,214,058 in 1994, and 1,652,797 in 1993
         Issuance of Stock under Stock Incentive, Savings Incentive, Stock Option, Stock
           Purchase, and Directors Deferred Compensation Plans and Conversion of
           Convertible Notes (Note 7)                                                                  12          8           18
           Shares: 11,909,638 in 1995, 7,358,101 in 1994, and 18,476,379 in 1993
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT END OF YEAR--Shares: 461,319,265 in 1995, 420,589,459 in 1994, and
  412,017,300 in 1993                                                                                $461       $421         $412
---------------------------------------------------------------------------------------------------------------------------------
SURPLUS
Balance at Beginning of Year                                                                       $4,194     $3,898       $3,598
         Issuance of Stock on Redemptions of Conversion Preferred Stock, Series 15                    855         --           --
         Issuance of Stock on Conversions of Convertible Preferred Stock, Series 13                   115         --           --
         Issuance of Stock under Dividend Reinvestment and Common Stock Purchase Plan                  53         49           41
         Issuance of Stock under Stock Incentive, Savings Incentive, Stock Option,
           Stock Purchase, Executive Incentive Compensation and Directors Deferred
           Compensation Plans and Conversion of Convertible Notes (Note 7)                            409        206          233
         Common Stock Issuable under Executive Incentive Compensation, Stock
           Incentive, and Directors Deferred Compensation Plans (Note 7)                               92         52           23
         Preferred Stock Issuance Cost                                                                (10)       (12)         (21)
         Other                                                                                         (6)         1           24
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT END OF YEAR                                                                             $5,702     $4,194       $3,898
---------------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
Balance at Beginning of Year                                                                       $9,561     $6,729       $4,822
         Net Income                                                                                 3,464      3,366        2,219
         Cash Dividends Declared
           Preferred (Note 4)                                                                        (343)      (358)        (312)
           Common (Note 5)                                                                           (492)      (176)          --
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT END OF YEAR                                                                            $12,190     $9,561       $6,729
---------------------------------------------------------------------------------------------------------------------------------
NET UNREALIZED GAINS--SECURITIES AVAILABLE FOR SALE (NOTE 1)
Balance at Beginning of Year                                                                         $278       $ --         $ --
         Net Unrealized Gains Upon Adoption of SFAS No. 115                                            --        365           --
         Effect of Transfer from Securities Held to Maturity to Securities
           Available for Sale                                                                        (260)        --           --
         Change in Net Unrealized Gains--Securities Available for Sale                                114        (87)          --
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT END OF YEAR                                                                               $132       $278         $ --
---------------------------------------------------------------------------------------------------------------------------------
FOREIGN CURRENCY TRANSLATION
Balance at Beginning of Year                                                                        $(471)     $(580)       $(454)
         Change in Foreign Currency Translation                                                        34        109         (126)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT END OF YEAR                                                                              $(437)     $(471)       $(580)
---------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK IN TREASURY, AT COST
Balance at Beginning of Year--Shares: 25,508,610 in 1995, 25,527,133 in 1994,
  and 25,399,438 in 1993                                                                            $(401)     $(393)       $(389)
         Repurchase of 23,060,373 Common Shares                                                    (1,526)        --           --
         Delivery of 6,399,064 Shares of Common Stock on Redemptions of
           Conversion Preferred Stock, Series 15                                                      258         --           --
         Delivery of 7,550,978 Shares of Common Stock on Conversion of
           Convertible Preferred Stock, Series 13                                                     136         --           --
         Other Treasury Stock Transactions, at Cost                                                    (5)        (8)          (4)
           Shares: (588,736) in 1995, (18,523) in 1994, and 127,695 in 1993
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT END OF YEAR--Shares: 34,030,205 in 1995, 25,508,610 in 1994, and
  25,527,133 in 1993                                                                              $(1,538)     $(401)       $(393)
---------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY
Balance at Beginning of Year                                                                      $17,769    $13,953      $11,181
         Changes During the Year, Net                                                               1,812      3,816        2,772
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT END OF YEAR                                                                            $19,581    $17,769      $13,953
---------------------------------------------------------------------------------------------------------------------------------
Accounting policies and explanatory notes on pages 51 through 71 form an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS                  Citicorp and Subsidiaries

In Millions of Dollars                                                                      1995       1994         1993
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                                $3,464     $3,366       $2,219
------------------------------------------------------------------------------------------------------------------------
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
         Provision for Credit Losses                                                       1,991      1,881        2,600
         Depreciation and Amortization of Premises and Equipment                             636        571          568
         Amortization of Goodwill                                                             49         47           55
         Restructuring Charge                                                                 --         --          425
         Business Writedowns                                                                  --         --          179
         Provision for Deferred Taxes                                                        (70)      (299)        (612)
         Cumulative Effects of Accounting Changes                                             --         56         (300)
         Venture Capital Activity                                                            155       (520)        (161)
         Net Gain on Sale of Securities                                                     (132)      (200)         (94)
         Net Loss (Gain) on the Sale of Subsidiaries and Affiliates                            6        (12)         (77)
         Changes in Accruals and Other, Net                                                2,381     (3,159)         996
         Net Decrease (Increase) in Trading Account Assets                                 6,782    (15,092)      (3,449)
         Net (Decrease) Increase in Trading Account Liabilities                           (4,108)    16,904          638
------------------------------------------------------------------------------------------------------------------------
Total Adjustments                                                                          7,690        177          768
------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 11,154      3,543        2,987
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net Increase in Deposits at Interest with Banks                                           (2,166)      (113)        (199)
Securities--Available for Sale
         Purchases                                                                       (21,198)   (20,422)     (15,636)
         Proceeds from Sales                                                               9,495     10,928        7,886
         Maturities                                                                       11,853      7,185        5,202
Securities--Held to Maturity
         Purchases                                                                        (6,852)    (9,645)     (15,381)
         Maturities                                                                        7,149     11,722       16,397
Net (Increase) Decrease in Federal Funds Sold and Securities Purchased Under
  Resale Agreements                                                                       (1,118)       344         (958)
Net Increase in Loans                                                                   (107,853)  (108,473)     (86,698)
Proceeds from Sales of Loans and Credit Card Receivables                                  92,884     90,184       82,961
Capital Expenditures on Premises and Equipment                                            (1,189)      (941)        (829)
Proceeds from Sales of Premises and Equipment                                                170        155          175
Proceeds from Sales of Subsidiaries and Affiliates                                            57         25          230
Proceeds from Sales of Other Real Estate Owned ("OREO")                                    1,241      2,213        1,740
------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                    (17,527)   (16,838)      (5,110)
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits                                                                  11,405     10,637        2,816
Net (Decrease) Increase in Federal Funds Purchased and Securities Sold Under
  Repurchase Agreements                                                                   (4,193)     2,448       (1,336)
Proceeds from Issuance of Commercial Paper and Funds Borrowed with Original
  Maturities of Less Than One Year                                                       514,298    402,773      335,235
Repayment of Commercial Paper and Funds Borrowed with Original Maturities of
  Less Than One Year                                                                    (514,656)  (400,471)    (333,417)
Proceeds from Issuance of Long-Term Debt                                                   4,669      4,576        4,682
Repayment of Long-Term Debt and Subordinated Capital Notes                                (4,150)    (5,039)      (6,444)
Proceeds from Issuance of Preferred Stock                                                    390        388          654
Redemption of Preferred Stock                                                               (125)      (100)          --
Proceeds from Issuance of Common Stock                                                       416        226          302
Purchase of Treasury Stock                                                                (1,531)        (5)          (3)
Dividends Paid                                                                              (835)      (533)        (313)
------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  5,688     14,900        2,176
------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND DUE FROM BANKS                                   (62)        29         (355)
------------------------------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash and Due from Banks                                          (747)     1,634         (302)
Cash and Due from Banks at Beginning of Year                                               6,470      4,836        5,138
------------------------------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF YEAR                                                    $5,723     $6,470       $4,836
------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for:
         Interest                                                                        $12,037    $12,977      $14,481
         Income Taxes                                                                      1,723      1,522        1,197
NON-CASH INVESTING ACTIVITIES
Transfers from Loans to OREO and Assets Pending Disposition                                  730      1,152        1,644
------------------------------------------------------------------------------------------------------------------------
Accounting policies and explanatory notes on pages 51 through 71 form an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET                      Citibank, N.A. and Subsidiaries

In Millions of Dollars                                                                    December 31, 1995     December 31, 1994
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and Due from Banks                                                                              $4,842                $5,562
Deposits at Interest with Banks                                                                       9,256                 7,201
Securities:
         Available for Sale, At Fair Value                                                           14,256                11,328
         Venture Capital, At Fair Value                                                               1,457                 1,161
         Held to Maturity, At Amortized Cost (Fair Value $3,521 in 1994)                                 --                 3,918
Trading Account Assets                                                                               28,407                35,573
Federal Funds Sold and Securities Purchased Under Resale Agreements                                   6,676                 7,009
Loans (Net of unearned income of $1,122 in 1995, and $1,093 in 1994)                                136,693               122,452
Allowance for Credit Losses                                                                          (4,403)               (4,264)
Customers' Acceptance Liability                                                                       1,542                 1,420
Premises and Equipment, Net                                                                           3,386                 3,125
Interest and Fees Receivable                                                                          1,940                 1,803
Other Assets                                                                                          7,422                 8,383
---------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                                              $211,474              $204,671
---------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Non-Interest-Bearing Deposits in U.S. Offices                                                       $10,959               $11,496
Interest-Bearing Deposits in U.S. Offices                                                            22,676                21,919
Non-Interest-Bearing Deposits in Offices Outside the U.S.                                             7,955                 7,115
Interest-Bearing Deposits in Offices Outside the U.S.                                               108,018                96,516
---------------------------------------------------------------------------------------------------------------------------------
         Total Deposits                                                                             149,608               137,046
Trading Account Liabilities                                                                          17,544                21,458
Purchased Funds and Other Borrowings                                                                 10,106                14,027
Acceptances Outstanding                                                                               1,559                 1,440
Accrued Taxes and Other Expenses                                                                      3,263                 3,102
Other Liabilities                                                                                     5,300                 4,243
Long-Term Debt                                                                                        4,428                 3,515
Subordinated Capital Notes                                                                            4,700                 5,700

STOCKHOLDER'S EQUITY (NOTE 13)
Capital Stock ($20.00 par value)                                                                        751                   751
         Outstanding Shares: 37,534,553 in 1995 and 1994
Surplus                                                                                               6,744                 6,620
Retained Earnings                                                                                     7,972                 7,125
Net Unrealized Gains--Securities Available for Sale                                                      55                   220
Foreign Currency Translation                                                                           (556)                 (576)
---------------------------------------------------------------------------------------------------------------------------------
         Total Stockholder's Equity                                                                  14,966                14,140
---------------------------------------------------------------------------------------------------------------------------------
Total                                                                                              $211,474              $204,671
---------------------------------------------------------------------------------------------------------------------------------
Accounting policies and explanatory notes on pages 51 through 71 form an integral part of the financial statements.

STATEMENT OF ACCOUNTING POLICIES

BASIS OF PRESENTATION
The consolidated financial statements include the accounts of Citicorp, its wholly owned subsidiary, Citibank, N.A., and their majority-owned subsidiaries, after the elimination of all material intercompany transactions. Twenty percent to 50%-owned affiliates, other than venture capital investments, are accounted for under the equity method, and the pro rata share of their income (loss) is included in other revenue. Income from investments in less than 20%-owned companies is recognized when dividends are received. Gains and losses on disposition of branches, subsidiaries, affiliates, and other investments and charges for management's estimate of impairment in value that is other than temporary, such that recovery of the carrying amount is deemed unlikely, are included in other revenue.


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


The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


SECURITIES AND TRADING ACCOUNT ACTIVITIES

Effective January 1, 1994, Citicorp adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and reported the cumulative effect of the change in stockholders' equity (see Note
1). Under SFAS No. 115, debt securities that are expected to be held to maturity are carried at cost, adjusted for amortization of premiums to the earliest call date and accretion of discounts to maturity. Marketable equity securities and debt securities available for sale are carried at fair value, with unrealized gains and losses reported in a separate component of stockholders' equity net of applicable income taxes. Previously, these securities were carried at the lower of aggregate cost or market value. In the 1995 fourth quarter Citicorp elected to transfer securities previously classified as held to maturity into the available-for-sale category, in accordance with guidelines issued by the Financial Accounting Standards Board which permitted such a one-time election. (See Note 1). Realized gains and losses on sales of securities are included in earnings on a specific identified cost basis.


Citicorp's venture capital subsidiaries include subsidiaries registered as Small Business Investment Companies and those other subsidiaries that engage exclusively in venture capital activities. Venture capital investments are carried at fair value, with changes in fair value recognized in other revenue. The fair values of publicly-traded securities held by these subsidiaries are generally based upon quoted market prices. In certain situations, including thinly-traded securities, large-block holdings, restricted shares or other special situations, the quoted market price is adjusted to produce an estimate of the attainable fair value for the securities. For securities that are not publicly traded, estimates of fair value are made based upon review of the investee's financial results, condition, and prospects.


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


Revaluation gains (losses) on derivative and foreign exchange contracts are reported gross in trading account assets
(liabilities), reduced by the effects of qualifying netting agreements with counterparties.

RISK MANAGEMENT ACTIVITIES

Citicorp manages its exposures to market rate movements outside of its trading activities by modifying the asset and liability mix, either directly or through the use of derivative financial products including interest rate swaps, futures, forwards, and purchased option positions such as interest rate caps, floors, and collars. These end-user derivative contracts include qualifying hedges and qualifying positions that modify the interest rate characteristics of specified financial instruments. Derivative instruments not qualifying as end-user positions are treated as trading positions and marked-to-market.


To qualify as a hedge, the swap, futures, forward, or purchased option position must be designated as a hedge and effective in reducing the market risk of an existing asset, liability, firm commitment, or identified anticipated transaction which is probable to occur. Effectiveness of the hedge is evaluated on an initial and ongoing basis using statistical calculations of correlation.


To qualify as a position modifying the interest rate characteristics of an instrument, there must be a documented and approved objective to synthetically alter the market risk characteristics of specified items or anticipated transactions, and the swap, forward or purchased option position must be designated as such a position and effective in accomplishing the underlying objective.

The foregoing criteria are applied on a decentralized basis, consistent with the level at which market risk is managed, but are subject to various limits and controls. If a contract is later found to be ineffective, it no longer qualifies as an end-user position and subsequent changes in fair value are recognized in earnings.


End-user contracts are primarily employed in association with on-balance sheet instruments accounted for at amortized cost, including loans, deposits, and long-term debt, and with credit card securitizations. These qualifying end-user contracts are accounted for consistent with the risk management strategy as follows. Amounts payable and receivable on interest rate swaps and options are accrued according to the contractual terms and included currently in the related revenue and expense category as an element of the yield on the associated instrument (including the amortization of option premiums). Amounts paid or received over the life of futures contracts are deferred until the contract is closed; accumulated deferred amounts on futures contracts and amounts paid or received at settlement of forward contracts are accounted for as elements of the carrying value of the associated instrument, affecting the resulting yield.


End-user contracts related to instruments that are carried at fair value are also carried at fair value, with amounts payable and receivable accounted for as an element of the yield on the associated instrument. When related to securities available for sale, fair value adjustments are reported in stockholders' equity, net of tax.


If an end-user derivative contract is terminated, any resulting gain or loss is deferred and amortized over the original term of the agreement provided that the effectiveness criteria have been met. If the underlying designated items are no longer held, or if an anticipated transaction is no longer likely to occur, any previously unrecognized gain or loss on the derivative contract is recognized in earnings and the contract is subsequently accounted for at fair value.


Foreign exchange contracts which qualify under applicable accounting guidelines as hedges of foreign currency exposures, including net capital investments outside the U.S., are revalued at the spot rate with any forward premium or discount recognized over the life of the contract in net interest revenue. Gains and losses on foreign exchange contracts which qualify as a hedge of a firm commitment are deferred and recognized as part of the measurement of the related transaction, unless deferral of a loss would lead to recognizing losses on the transaction in later periods.


LOANS

The consumer loan category represents loans managed by Citicorp's Consumer businesses. Consumer loans are generally written off not later than a predetermined number of days past due on a contractual basis, or earlier in the event of bankruptcy. The number of days is set at an appropriate level by loan product and by country. The policy for suspending accruals of interest on consumer loans varies depending on the terms, security and loan loss experience characteristics of each product, and in consideration of write-off criteria in place.


The commercial loan category represents loans managed by Citicorp's Commercial Banking business, the North America
Commercial Real Estate Portfolio, and the Cross-Border
Refinancing Portfolio. Commercial loans are identified as impaired and placed on a cash (nonaccrual) basis when it is determined that the payment of interest or principal is doubtful of collection, or when interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection. Any interest accrued is reversed and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt regarding the ultimate collectibility of principal, all cash receipts are thereafter applied to reduce the recorded investment in the loan. Impaired commercial loans are written down to the extent that principal is judged to be uncollectible and, in the case of impaired collateral-dependent loans where repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment, are written down to the lower of cost or collateral value. Cash-basis loans are returned to an accrual status when all contractual principal and interest amounts are reasonably assured of repayment and there is a sustained period of repayment performance in accordance with the contractual terms.


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


Effective January 1, 1995, Citicorp adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 (See Note 1), which requires that impairment of larger-balance, non-homogenous loans be measured by comparing the net carrying amount of the loan to the present value of the expected future cash flows discounted at the loan's effective rate, the secondary market value of the loan, or the fair value of the collateral for collateral-dependent loans. A valuation allowance is established if necessary within the overall allowance for credit losses. Smaller balance, homogenous loans, including consumer mortgage, installment, revolving credit and most other consumer loans, are collectively evaluated for impairment. Adoption of the new standard had no impact on the level of the overall allowance for credit losses or on operating results, and does not affect Citicorp's policies regarding write-offs, recoveries, or income recognition.


In addition to the allowance for credit losses, Citicorp maintains separate reserves for anticipated losses on portfolios of consumer receivables that have been sold with recourse.


OTHER REAL ESTATE OWNED

Upon repossession, loans are adjusted if necessary to the estimated fair value of the underlying collateral and transferred to Other Real Estate Owned ("OREO"), which is reported in other assets net of a valuation allowance for selling costs and net declines in value as appropriate. In connection with the adoption of SFAS No. 114 effective January 1, 1995, in-substance repossessions are no longer classified as OREO and are instead included in cash-basis loans or, for residential mortgages with high probability of foreclosure, in Assets Pending Disposition which are carried at the lower of cost or estimated fair value.


EMPLOYEE BENEFITS

Employee benefits expense includes prior and current service costs of pension and other postretirement benefit plans, which are accrued on a current basis, contributions and unrestricted awards under other employee plans, the amortization of restricted stock awards, and costs of other employee benefits. Citicorp adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1994 (see Note 7). There are no charges to earnings upon the grant or exercise of fixed stock options or the subscription for or purchase of stock under stock purchase agreements. Compensation expense related to performance-based stock options is recorded over the period to the estimated vesting dates.


Upon issuance of previously unissued shares under employee plans, proceeds received in excess of par value are credited to surplus. Upon issuance of treasury shares, the difference between the proceeds received and the average cost of treasury shares is recorded in surplus.


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


EARNINGS PER SHARE

Earnings per share on common and common equivalent shares is based on net income after deducting preferred stock dividends and reflects any dilutive effects of stock options, stock purchase agreements, conversion preferred stock, forward purchase contracts on common stock, and shares issuable under deferred stock awards. The fully diluted computation also considers the dilutive effects of convertible preferred stock.


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


Conversion Preferred Stock, Series 15 is included in the computation as common equivalent shares up to conversion date, and convertible preferred stock is included in the fully diluted computation, using the if-converted method, if dilutive. Shares deliverable under forward purchase contracts on Citicorp common stock (See Note 5) are included in common equivalent shares to the extent that the forward price exceeds the market price of the common stock as of the reporting date. Shares receivable by Citicorp under forward contracts are not deducted from the number of shares used in the computation until the final number of shares to be received has been determined.


Shares issuable under deferred stock awards are included in the computation, as common equivalent shares if unrestricted common stock and under the two-class method if book value shares, and the amount of after-tax dividend equivalents on shares issuable is added back to income applicable to common stock.


CASH FLOWS

Cash flows from risk management activities are classified in the same category as the related assets and liabilities. Cash equivalents are defined as those amounts included in cash and due from banks.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. FINANCIAL INSTRUMENTS

As a global financial services institution, Citicorp provides a wide variety of financial instruments as products to its customers, and it also uses these instruments in connection with its own activities. Collateral requirements are made on a case-by-case evaluation of each customer and product, and may include cash, securities, receivables, real estate, and other assets. Following are explanatory notes regarding financial assets and liabilities, off-balance sheet financial instruments, concentrations of credit risk, and the estimated fair value of financial instruments.

A. FINANCIAL ASSETS AND LIABILITIES

LOANS

In Millions of Dollars at Year-End                                1995     1994
-------------------------------------------------------------------------------
CONSUMER
In U.S. Offices
Mortgage and Real Estate(1)(2)(3)                             $ 22,604  $21,089
Installment, Revolving Credit, and Other                        32,429   29,523
Lease Financing                                                     --       32
-------------------------------------------------------------------------------
                                                                55,033   50,644
-------------------------------------------------------------------------------
IN OFFICES OUTSIDE THE U.S.
Mortgage and Real Estate(1)(4)                                  18,240   16,830
Installment, Revolving Credit, and Other                        32,521   29,303
Lease Financing                                                    765      732
-------------------------------------------------------------------------------
                                                                51,526   46,865
-------------------------------------------------------------------------------
                                                               106,559   97,509
Unearned Income                                                   (916)    (909)
-------------------------------------------------------------------------------
CONSUMER LOANS--NET                                           $105,643  $96,600
-------------------------------------------------------------------------------
COMMERCIAL
IN U.S. OFFICES
Commercial and Industrial(5)                                  $  9,509  $10,236
Mortgage and Real Estate(1)                                      4,681    5,616
Loans to Financial Institutions                                    365      297
Lease Financing                                                  3,239    3,271
-------------------------------------------------------------------------------
                                                                17,794   19,420
-------------------------------------------------------------------------------
IN OFFICES OUTSIDE THE U.S.
Commercial and Industrial(5)                                    32,966   27,120
Mortgage and Real Estate(1)                                      1,901    1,995
Loans to Financial Institutions                                  4,229    3,263
Governments and Official Institutions                            2,180    3,265
Lease Financing                                                  1,098      934
-------------------------------------------------------------------------------
                                                                42,374   36,577
-------------------------------------------------------------------------------
                                                                60,168   55,997
Unearned Income                                                   (169)    (177)
-------------------------------------------------------------------------------
COMMERCIAL LOANS--NET                                         $ 59,999  $55,820
-------------------------------------------------------------------------------

(1) Loans secured primarily by real estate.
(2) Includes $3.8 billion in 1995 and $4.0 billion in 1994 of commercial real estate loans related to community banking and private banking activities.
(3) Includes $3.0 billion and $1.7 billion of residential mortgage loans held for sale and carried at the lower of aggregate cost or market value as of December 31, 1995 and 1994, respectively.
(4) Includes $2.5 billion in 1995 and $2.4 billion in 1994 of loans secured by commercial real estate.
(5) Includes loans not otherwise separately categorized.


CASH-BASIS AND RENEGOTIATED LOANS

In Millions of Dollars                                         1995     1994(1)
-------------------------------------------------------------------------------

OUTSTANDING AT YEAR-END
Consumer Loans on Which Accrual of
  Interest Has Been Suspended                                $2,660      $2,604
Cash-Basis Commercial Loans                                   1,534       2,117
Renegotiated Commercial Loans                                   421         718
-------------------------------------------------------------------------------

(1) Reclassified to reflect the adoption of SFAS No. 114 as of January 1, 1995.

CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES


In Millions of Dollars                                   1995     1994     1993
-------------------------------------------------------------------------------
Balance at Beginning of Year                           $5,155   $4,379   $3,859
ADDITIONS
Provision for Credit Losses                             1,991    1,881    2,600
DEDUCTIONS
Consumer Credit Losses                                  1,962    1,714    1,749
Consumer Credit Recoveries                               (418)    (361)    (339)
-------------------------------------------------------------------------------
         Net Consumer Credit Losses                     1,544    1,353    1,410
Commercial Credit Losses                                  376      369      928
Commercial Credit Recoveries(1)                          (228)    (578)    (279)
-------------------------------------------------------------------------------
         Net Commercial Credit Losses (Recoveries)        148     (209)     649
OTHER--NET(2)                                             (86)      39      (21)
-------------------------------------------------------------------------------
BALANCE AT END OF YEAR                                 $5,368   $5,155   $4,379
-------------------------------------------------------------------------------

(1) Includes $318 million in 1994 resulting from the exchange of Brazil outstandings for marketable securities, pursuant to the refinancing agreement completed in 1994.
(2) Includes net transfers (to) from the reserve for Consumer sold portfolios and foreign exchange effects.

Effective January 1, 1995, Citicorp adopted SFAS No. 114, as amended by SFAS No. 118. As of December 31, 1995, $1,936 million of loans were impaired within the scope of SFAS No. 114 and were carried on a cash basis, consisting of $1,512 million of commercial loans and $424 million of consumer loans (primarily commercial real estate loans related to community and private banking activities). Approximately 58% of these loans were measured for impairment using the fair value of the collateral, with the remaining 42% measured using the present value of the expected future cash flows discounted at the loan's effective rate. The application of SFAS No. 114 measurement principles indicated that approximately $175 million of these loans required valuation allowances, totaling $36 million, which are included within the overall allowance for credit losses at December 31, 1995.
Consumer loans outside the scope of SFAS No. 114 are separately evaluated for impairment. During 1995 the average amount of impaired loans within the scope of SFAS No. 114 was approximately $2,178 million, and the amount of cash basis interest income recognized on these loans was $112 million.


SECURITIES                                                                         1995                                         1994

------------------------------------------------------------------------------------------------------------------------------------

                                                             GROSS       GROSS                           Gross       Gross
                                             AMORTIZED  UNREALIZED  UNREALIZED     FAIR  Amortized  Unrealized  Unrealized     Fair
IN MILLIONS OF DOLLARS AT YEAR-END                COST       GAINS      LOSSES    VALUE       Cost       Gains      Losses    Value
------------------------------------------------------------------------------------------------------------------------------------
SECURITIES--AVAILABLE FOR SALE
U.S. Treasury and Federal Agency(1)              $ 4,285     $  62       $   2  $ 4,345    $ 2,688       $  15       $  58  $ 2,645
State and Municipal                                1,611       101          81    1,631      1,568         112         104    1,576
Foreign Government(2)                              8,507       396         460    8,443      5,907         446         152    6,201
U.S. Corporate(1)                                  1,169       126          74    1,221        776           4          55      725
Other Debt Securities                              1,112        11           4    1,119      1,048          40           7    1,081
------------------------------------------------------------------------------------------------------------------------------------

         Total Debt Securities                    16,684       696         621   16,759     11,987         617         376   12,228
Equity Securities(3)                               1,345       133          24    1,454      1,189         208          23    1,374
------------------------------------------------------------------------------------------------------------------------------------

                                                  18,029       829         645   18,213     13,176         825         399   13,602
------------------------------------------------------------------------------------------------------------------------------------

SECURITIES--HELD TO MATURITY
U.S. Treasury and Federal Agency(1)                   --        --          --       --      1,937           7          41    1,903
State and Municipal                                   --        --          --       --          2          --          --        2
Foreign Government(4)                                 --        --          --       --      2,836          16         436    2,416
U.S. Corporate(1)                                     --        --          --       --         24          --          --       24
Other Debt Securities                                 --        --          --       --        293          --          --      293
------------------------------------------------------------------------------------------------------------------------------------

        Total Debt Securities                         --        --          --       --      5,092          23         477    4,638
------------------------------------------------------------------------------------------------------------------------------------

VENTURE CAPITAL                                    1,854        --          --    1,854      2,009          --          --    2,009
------------------------------------------------------------------------------------------------------------------------------------

                                                 $19,883     $ 829       $ 645  $20,067    $20,277       $ 848       $ 876  $20,249
------------------------------------------------------------------------------------------------------------------------------------

(1) Amounts for 1995 include mortgage-backed securities with an amortized cost of $1,290 million, gross unrealized gains of $8 million and losses of $1 million, and fair value of $1,297 million. Amounts available for sale for 1994 include mortgage-backed securities with an amortized cost of $729 million, gross unrealized gains of $2 million and losses of $34 million, and fair value of $697 million. Amounts held to maturity for 1994 include mortgage-backed securities with an amortized cost of $846 million, gross unrealized losses of $32 million, and fair value of $814 million.
(2) Amounts for 1995 and 1994 include securities issued by the Government of Brazil with an amortized cost of $1.5 billion and $1.6 billion, respectively, and fair value of $1.9 billion and $2.0 billion, respectively. Amounts for 1995 include securities issued by the Government of Venezuela with an amortized cost of $563 million and fair value of $314 million, which were previously classified as held to maturity.
(3) Includes non-marketable equity securities that are carried at cost. At December 31, 1995, the carrying amount of these securities was $860 million (reported in both the amortized cost and fair value columns) and the fair value was $898 million. At December 31, 1994, the carrying amount of those securities was $728 million and the fair value was $764 million.
(4) Amounts for 1994 include securities issued by the Government of Venezuela with an amortized cost and fair value of $563 million and $273 million, respectively.


Under SFAS No. 115, which Citicorp adopted effective January 1, 1994, marketable equity securities and debt securities available for sale are carried at fair value with unrealized gains and losses reported in a separate component of stockholders' equity net of applicable taxes. These securities were previously carried at the lower of aggregate cost or market value. On November 30, 1995, Citicorp transferred $4,749 million of debt securities from the held-to-maturity category to the available-for-sale category at fair value ($4,334 million), as permitted under guidelines issued by the FASB. As a result, stockholders' equity was reduced $260 million (net of tax).


Not included in the table above are securities available for sale held by unconsolidated affiliates carried on the equity method of accounting. At December 31, 1995 and 1994, the gross unrealized gains related to these securities were $22 million and $36 million, respectively, and gross unrealized losses were $2 million and $48 million, respectively, and are included in the net unrealized gains-securities available for sale component of stockholders' equity net of applicable taxes.


Following are components of interest and dividends on securities, net gains from sales of securities available for sale, and net gains on investments held by venture capital subsidiaries.


In Millions of Dollars                                1995        1994        1993
----------------------------------------------------------------------------------
Taxable Interest                                    $1,391      $1,143        $885
Interest Exempt from U.S. Federal Income Tax            89          74           9
Dividends                                               64          49          56
----------------------------------------------------------------------------------
Gross Realized Securities Gains                     $  177      $  259        $134
Gross Realized Securities Losses                        45          59          40
----------------------------------------------------------------------------------
Net Realized and Unrealized Venture Capital Gains   $  390      $  365        $143
Which Included:
         Gross Unrealized Gains                     $  487      $  526        $383
         Gross Unrealized Losses                       300         189         269
----------------------------------------------------------------------------------

The following table presents the amortized cost, fair value, and average yield on amortized cost of debt securities available for sale by contractual maturity dates as of December 31, 1995.

                                                U.S. TREASURY AND                  STATE AND    FOREIGN GOVERNMENT, U.S. CORPORATE,
                                                   FEDERAL AGENCY                  MUNICIPAL              AND OTHER DEBT SECURITIES
                                    ------------------------------ -------------------------   -----------------------------------
                                    AMORTIZED      FAIR            AMORTIZED    FAIR            AMORTIZED        FAIR
In Millions of Dollars                  COST      VALUE      YIELD      COST   VALUE   YIELD         COST       VALUE   YIELD/(1)/
-----------------------------------------------------------------------------------------------------------------------------------
Due Within 1 Year                     $2,352     $2,354      5.17%  $    2    $    2    5.12%     $ 2,856     $ 2,889      9.41%
After 1 but Within 5 Years               541        546      5.59       47        48    5.23        2,741       2,754      8.55
After 5 but Within 10 Years              320        326      6.83      412       408    5.32        1,077       1,062      7.64
After 10 Years(2)                      1,072      1,119      7.49    1,150     1,173    6.29        4,114       4,078      9.26
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL                                 $4,285     $4,345      5.88   $1,611    $1,631    6.01      $10,788     $10,783      8.96
-----------------------------------------------------------------------------------------------------------------------------------

(1) Yields reflect the impact of local interest rates prevailing in countries outside the U.S.
(2) Securities with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

TRADING ACCOUNT ASSETS AND LIABILITIES

In Millions of Dollars at Year-End                              1995       1994
-------------------------------------------------------------------------------
TRADING ACCOUNT ASSETS
  U.S. Treasury and Federal Agency Securities                $ 3,159    $ 5,458
  State and Municipal Securities                                 145        190
  Foreign Government, Corporate and Other
   Securities                                                 12,693     12,683
  Revaluation Gains on Derivative and Foreign
   Exchange Contracts                                         16,096     20,544
-------------------------------------------------------------------------------
                                                             $32,093    $38,875
-------------------------------------------------------------------------------
TRADING ACCOUNT LIABILITIES
  Securities Sold, Not Yet Purchased                         $ 3,696    $ 3,121
  Revaluation Losses on Derivative and Foreign
   Exchange Contracts                                         14,578     19,261
-------------------------------------------------------------------------------
                                                             $18,274    $22,382
-------------------------------------------------------------------------------

The average fair value of trading account assets during 1995 was $43.6 billion, including $21.8 billion relating to derivative and foreign exchange contracts, compared with $48.4 billion and $23.0 billion, respectively, during 1994. The average fair value of trading account liabilities during 1995 was $24.7 billion, including $20.6 billion relating to derivative and foreign exchange contracts, compared with $26.2 billion and $21.5 billion, respectively, during 1994.

Deferred revenue on derivative and foreign exchange contracts, attributable to ongoing costs such as servicing and operational activities, totaled $254 million and $267 million at December 31, 1995 and 1994, respectively, which is reported in Other Liabilities. Commitments to purchase when-issued securities were $4.7 billion and $5.0 billion at December 31, 1995 and 1994, respectively.

PURCHASED FUNDS AND OTHER BORROWINGS(1)

In Millions of Dollars at Year-End                              1995       1994
-------------------------------------------------------------------------------
Federal Funds Purchased and Securities Sold under
  Repurchase Agreements                                      $ 7,904    $12,097
Commercial Paper Issued by
  Parent Company                                               1,181      1,058
  The Student Loan Corporation (80% owned)                       452        462
Other Funds Borrowed                                           6,797      7,290
-------------------------------------------------------------------------------
TOTAL                                                        $16,334    $20,907
-------------------------------------------------------------------------------

(1) Original maturities of less than one year.

LONG-TERM DEBT(1)

In Millions of Dollars at Year-End                               1995      1994
-------------------------------------------------------------------------------
                                               VARIOUS
                             VARIOUS         FLOATING-
                          FIXED-RATE              RATE
                      OBLIGATIONS(2)    OBLIGATIONS(2)          TOTAL     TOTAL
--------------------------------------------------------------------------------
PARENT COMPANY
Due in 1995                   $   --           $    --       $     --   $ 1,730
Due in 1996                    1,068               593          1,661     1,368
Due in 1997                      445               471            916       813
Due in 1998                      356             1,352          1,708     1,378
Due in 1999                       45             1,073          1,118     1,112
Due in 2000                      604               914          1,518     1,253
Due in 2001-2005               2,688             1,113          3,801     3,217
Due in 2006-2010                 890                --            890       423
Due after 2010                   269               356            625       694
-------------------------------------------------------------------------------
                               6,365             5,872         12,237    11,988
-------------------------------------------------------------------------------
SUBSIDIARIES(3)
Due in 1995                       --                --             --     1,035
Due in 1996                      969               179          1,148     1,605
Due in 1997                      891               384          1,275       655
Due in 1998                      722               649          1,371       415
Due in 1999                      295                36            331       203
Due in 2000                      190               178            368       253
Due in 2001-2005                 150               113            263       248
Due in 2006-2010                  14                48             62        44
Due after 2010                    31                65             96        51
--------------------------------------------------------------------------------
                               3,262             1,652          4,914     4,509
--------------------------------------------------------------------------------
TOTAL                         $9,627            $7,524        $17,151   $16,497
--------------------------------------------------------------------------------

(1) Original maturities of one year or more. Maturity distribution is based upon contractual maturities or earlier dates at which debt is repayable at the option of the holder, due to required mandatory sinking fund payments or due to call notices issued.
(2) Based on contractual terms. Repricing characteristics may be effectively modified from time to time using derivative contracts.
(3) Approximately 4% in 1995 and 17% in 1994 of subsidiary long-term debt was guaranteed by Citicorp, and of the debt not guaranteed by Citicorp, approximately 38% in 1995 and 36% in 1994 was secured by the assets of the subsidiary.

Long-term debt is denominated in various currencies with both fixed and floating interest rates, summarized below. Certain of the agreements under which long-term debt obligations were issued prohibit Citicorp, under certain conditions, from paying dividends in shares of Citibank capital stock and from creating encumbrances on such shares. Floating rates are determined periodically by formulas based on certain money market rates or, in certain instances, by minimum rates as specified in the governing agreements. A portion of Parent Company and subsidiary debt represents local currency borrowings where prevailing rates may vary significantly from rates in the U.S.


                                              1995                         1994
--------------------------------------------------------------------------------
                           RANGE          WEIGHTED         RANGE       WEIGHTED
                       FROM        TO      AVERAGE      FROM      TO    AVERAGE
--------------------------------------------------------------------------------
PARENT COMPANY
Fixed rate(1)          2.42%    10.75%        7.70%     4.00%   10.75%     7.77%
Floating rate(2)       0.88      6.93         6.04      2.78     7.53      6.06
SUBSIDIARIES(3)
FIXED RATE             0.75     16.50% )                2.75    16.38   )
                                       )      9.68                      )  9.10
Floating rate          3.35     32.84  )                3.52    35.30   )
--------------------------------------------------------------------------------

(1) Predominantly denominated in U.S. dollars (92% in 1995 and 91% in 1994), Japanese yen, and German marks, and matures over the period to 2035.
(2) Predominantly denominated in U.S. dollars (95%) and matures over the period to 2035.
(3) Denominated in U.S. dollars (36% in 1995 and 29% in 1994) and various foreign currencies including Australian dollars, Italian lire, Chilean pesos, Canadian dollars, German marks, and British pounds sterling. Fixed and floating rate debt matures over the period to 2025 and 2017, respectively.

SUBORDINATED CAPITAL NOTES


In Millions of Dollars at Year-End         Rate        1995         1994
--------------------------------------------------------------------------------
Due 1997                               Floating      $  500       $  500
Due 1999                                     9%         300          300
Due 1999                                 9-3/4%         300          300
No Stated Maturity                     Floating         237          297
--------------------------------------------------------------------------------
TOTAL                                                $1,337       $1,397
--------------------------------------------------------------------------------

The subordinated capital notes require Citicorp to exchange the notes at maturity or at certain other specified times for capital securities that have a market value equal to the principal amounts of the notes or, at Citicorp's option, to pay the principal of the notes from amounts representing designated proceeds from the sale of capital securities. At the option of Citicorp, the exchange or the proceeds from sale, as applicable, may be for or from common stock, non-redeemable preferred stock, or other marketable capital securities of Citicorp.

As of December 31, 1995, Citicorp had designated proceeds from the sale of capital securities in an amount sufficient to satisfy substantially all the dedication commitments of its subordinated capital notes. Certain of the agreements under which the notes are issued prohibit Citicorp, under certain conditions, from paying dividends in shares of Citibank capital stock. All of the notes are obligations of Citicorp. Citicorp received permission from its primary regulator to revoke its obligation to deliver capital securities for its subordinated capital notes with no stated maturity, and as a result, Citicorp may redeem such notes from funds which are not the proceeds of the sale of capital securities.

The interest rates on the floating-rate issues are determined periodically by formulas based on certain money-market rates or, in certain instances, by minimum interest rates, as specified in the governing agreements. Interest rates on floating-rate issues ranged from 5.9% to 6.1% at December 31, 1995 and 5.8% to 6.9% at December 31, 1994. The weighted-average interest rates were 6.1% and 6.5% at December 31, 1995 and 1994, respectively.

B. OFF-BALANCE SHEET FINANCIAL INSTRUMENTS,
DERIVATIVE AND FOREIGN EXCHANGE PRODUCTS

Citicorp enters into derivative and foreign exchange futures, forwards, options, and swaps, which enable customers to transfer, modify, or reduce their interest rate, foreign exchange, and other market risks, and also trades these products for its own account.
In addition, Citicorp uses derivatives and other instruments, primarily interest rate products, as part of its own balance sheet management. Derivatives are used to manage interest rate risk relating to specific groups of on-balance sheet assets and liabilities, including commercial and consumer loans, deposit liabilities, long-term debt, and other interest-sensitive assets and liabilities, as well as credit card securitizations. In addition, foreign exchange contracts are used to hedge net capital exposures and foreign exchange transactions. Through the effective use of derivatives, Citicorp has been able to modify the volatility of its revenue from asset and liability positions.

Futures and forward contracts are commitments to buy or sell at a future date a financial instrument, commodity, or currency at a contracted price, and may be settled in cash or through delivery.

Swap contracts are commitments to settle in cash at a future date or dates, based on differentials between specified financial indices, as applied to a notional principal amount. Option contracts give the purchaser, for a fee, the right, but not the obligation, to buy or sell within a limited time a financial instrument or currency at a contracted price that may also be settled in cash, based on differentials between specified indices.

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

The following table presents the aggregate notional principal amounts of Citicorp's outstanding derivative and foreign exchange contracts at December 31, 1995 and 1994, along with the related balance sheet credit exposure. The table includes all contracts with third parties, including both trading and non-trading positions.


DERIVATIVE AND FOREIGN EXCHANGE CONTRACTS

                                                   NOTIONAL
                                                  PRINCIPAL        BALANCE SHEET
                                                    AMOUNTS      CREDIT EXPOSURE(1)
In Billions of Dollars at Year-End     1995            1994      1995       1994
---------------------------------------------------------------------------------
INTEREST RATE PRODUCTS
  Futures Contracts                $  145.2        $  175.2    $  --       $  --
  Forward Contracts                   295.2           561.3      0.6         0.6
  Swap Agreements                     431.9           367.5      9.1         6.0
  Purchased Options                   105.9           110.2      1.2         1.7
  Written Options                     158.1           105.7       --          --

FOREIGN EXCHANGE PRODUCTS
  Futures Contracts                     1.1             0.1       --          --
  Forward Contracts                   983.5         1,153.0     12.2        14.9
  Cross-Currency Swap Agreements       35.2            33.8      2.0         2.2
  Purchased Options                    93.7            63.6      1.8         1.3
  Written Options                      88.2            66.2       --          --

COMMODITY AND EQUITY PRODUCTS          38.0            28.0      0.9         0.8
--------------------------------------------------------------------------------
                                                                27.8        27.5
EFFECTS OF MASTER NETTING
 AGREEMENTS(2)                                                 (11.7)       (7.0)
--------------------------------------------------------------------------------
                                                               $16.1       $20.5
--------------------------------------------------------------------------------

(1) There is no balance sheet credit exposure for futures contracts because they settle daily in cash, and none for written options because they represent obligations (rather than assets) of Citicorp.
(2) Master netting agreements mitigate credit risk by permitting the offset of amounts due from and to individual counterparties in the event of counterparty default.

END-USER INTEREST RATE AND FOREIGN EXCHANGE CONTRACTS

In Billions of Dollars                      NOTIONAL PRINCIPAL AMOUNTS(1)                       PERCENTAGE OF 1995 AMOUNT MATURING
----------------------------------------------------------------------------------------------------------------------------------
                                            DECEMBER 31,     December 31,        Within     1 to     2 to     3 to     4 to    After
                                                    1995             1994        1 Year  2 Years  3 Years  4 Years  5 Years  5 Years
----------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE PRODUCTS
         Futures Contracts                         $13.6            $77.4           78%      15%       6%       1%      --       --
         Forward Contracts                           5.6              3.7           97        3       --       --       --       --
         Swap Agreements                            90.9             68.5           28       21       16       11       10%      14%
         Option Contracts                           45.6             32.5           74       14        3        3        5        1
FOREIGN EXCHANGE PRODUCTS
         Futures and Forward Contracts              54.8             40.5           98        2       --       --        --      --
         Cross-Currency Swap Agreements              3.2              3.1           19       22        9       14        14      22
-----------------------------------------------------------------------------------------------------------------------------------

(1) Includes third-party and intercompany contracts. Amounts for 1994 were reclassified to conform to the 1995 presentation.

END-USER INTEREST RATE SWAPS AND NET PURCHASED OPTION POSITIONS
AS OF DECEMBER 31, 1995

                                                                                                   REMAINING CONTRACTS OUTSTANDING
----------------------------------------------------------------------------------------------------------------------------------
                                                                                1995     1996      1997     1998     1999     2000
In Billions of Dollars at Year-End
----------------------------------------------------------------------------------------------------------------------------------
RECEIVE FIXED SWAPS
         Notional Amounts                                                      $68.1    $49.5     $38.3    $26.7    $18.1     $9.6
         Weighted-Average Fixed Rate                                             6.5%     6.7%      6.8%     7.0%     7.0%     6.9%
PAY FIXED SWAPS
         Notional Amounts                                                      $12.3    $ 8.0     $ 5.7    $ 4.1    $ 3.6     $3.2
         Weighted-Average Fixed Rate                                             7.4%     7.3%      7.1%     7.2%     7.2%     7.1%
BASIS SWAPS
         Notional Amounts                                                      $10.5    $ 7.9     $ 2.1    $ 0.5    $ 0.1     $0.1
PURCHASED CAPS (INCLUDING COLLARS)
         Notional Amounts                                                      $25.4    $ 5.4     $ 3.0    $ 2.6    $ 1.2       --
         Weighted-Average Cap Rate Purchased                                     6.5%     6.8%      7.4%     7.4%     8.2%      --
WRITTEN FLOORS RELATED TO PURCHASED CAPS (COLLARS)
         Notional Amounts                                                      $13.5    $ 0.2     $ 0.2    $ 0.2    $ 0.2       --
         Weighted-Average Floor Rate Written                                     4.7%     8.2%      8.2%     8.2%     8.2%      --
WRITTEN CAPS RELATED TO OTHER PURCHASED CAPS(1)
         Notional Amounts                                                      $ 6.7    $ 6.2     $ 2.3    $ 1.2    $ 1.1     $0.5
         Weighted-Average Cap Rate Written                                       7.0%     7.0%      8.2%     9.2%     9.1%     9.7%
----------------------------------------------------------------------------------------------------------------------------------
THREE-MONTH FORWARD LIBOR RATES(2)                                               5.8%     5.1%      5.5%     5.8%     6.1%     6.3%
----------------------------------------------------------------------------------------------------------------------------------

(1) Includes written options related to purchased options embedded in other financial instruments.
(2) Represents the implied forward yield curve for three-month LIBOR as of December 31, 1995, provided for reference.

The tables above provide data on the notional principal amounts and maturities of end-user (non-trading) derivatives, along with additional data on end-user interest rate swaps and net purchased option positions at year-end 1995 with three-month
LIBOR forward rates included for reference.


The majority of derivative positions used in Citicorp's asset and liability management activities are established via intercompany transactions with independently managed Citicorp dealer units, with the dealer acting as a conduit to the marketplace. Contract maturities are related to the underlying risk management strategy.


Citicorp's utilization of these instruments is modified from time to time in response to changing market conditions as well as changes in the characteristics and mix of the related assets and liabilities. In this connection, during 1995 interest rate swaps and options with a notional principal amount of $43.0 billion were closed out which resulted in a net deferred loss of approximately $42 million. Total unamortized net deferred losses, including those from prior year close-outs, were approximately $135 million at December 31, 1995, which will be amortized into earnings over the remaining life of the original contracts (approximately 33% in 1996, 47% in 1997, and 20% in subsequent years), consistent with the risk management strategy.


The above tables are intended to provide an overview of these components of the end-user portfolio, but should be viewed only in the context of Citicorp's related assets and liabilities.


LOAN COMMITMENTS

Citicorp and its subsidiaries had outstanding unused commitments principally to make or purchase loans, to purchase third-party receivables, and to provide note issuance facilities or revolving underwriting facilities totaling $82.4 billion at December 31, 1995 and $73.1 billion at December 31, 1994. The majority of these commitments are at a floating interest rate. In addition, there were $98.3 billion and $76.1 billion of unused credit card commitments at December 31, 1995 and 1994, respectively. The majority of these commitments are contingent upon customers maintaining specific credit standards.


Commercial commitments generally have fixed expiration dates and may require payment of fees. Such fees (net of certain direct costs) are deferred and, upon exercise of the commitment, amortized over the life of the loan or, if exercise is deemed remote, amortized over the commitment period.

LOANS SOLD WITH RECOURSE

Citicorp and its subsidiaries are obligated under various recourse provisions related to the sales of loans or sales of participations in pools of loans. Total loans sold with recourse, except sales of participations in pools of credit card receivables and mortgage loans securitized under Government National Mortgage
Association ("GNMA") agreements, which are described below, totaled $14.9 billion and $17.1 billion at December 31, 1995 and 1994, respectively. The maximum obligation under recourse provisions on these sold loans was approximately $5.2 billion and $5.7 billion at December 31, 1995 and 1994, respectively. Of these amounts, approximately 93% and 97% at December 31, 1995 and 1994, respectively, related to sales of residential mortgages. Citicorp also has secondary recourse obligations under sale/ servicing agreements with GNMA covering approximately $2.5 billion of residential mortgages at December 31, 1995 and $2.9 billion at December 31, 1994.


Certain Citicorp subsidiaries have sold participations in pools of credit card receivables, with outstandings totaling $25.5 billion at December 31, 1995 and $21.3 billion at December 31, 1994.
Excess servicing fees are recognized over the life of each sale transaction. The excess servicing fee is based upon the sum of finance charges and fees received from cardholders and interchange revenue earned on cardholder transactions, less the sum of the yield paid to investors, credit losses, transaction costs, and a normal servicing fee, which is also retained by certain Citicorp subsidiaries as servicers.


As specified in certain of the sale agreements, the excess servicing fee collected each month is deposited in an account, up to a predetermined maximum amount, and is available over the remaining term of that transaction to make payments of yield, fees, and transaction costs in the event that net cash flows from the receivables are not sufficient. When the account reaches the predetermined amount, excess servicing fees are passed directly to the Citicorp subsidiary that sold the receivables. The amount contained in these accounts is included in other assets and was $461 million at December 31, 1995 and $637 million at December 31, 1994.


Citicorp maintains reserves, outside of the allowance for credit losses, relating to asset securitization programs discussed above. These reserves totaled $486 million at December 31, 1995 and $422 million at December 31, 1994.


STANDBY LETTERS OF CREDIT

Standby letters of credit, summarized at right, are used in various transactions to enhance the credit standing of Citibank customers. They represent irrevocable assurances that Citibank will make payment in the event that the customer fails to fulfill its obligations to third parties. Financial standby letters of credit are obligations to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument, such as assuring payments by a foreign reinsurer to a U.S. insurer, to act as a substitute for an escrow account, to provide a payment mechanism for a customer's third-party obligations, and to assure payment of specified financial obligations of a customer.
Performance standby letters of credit are obligations to pay a third-party beneficiary when a customer fails to perform a nonfinancial contractual obligation, such as to ensure contract performance or irrevocably assure payment by the customer under supply, service and maintenance contracts or construction projects. Fees are recognized ratably over the term of the standby letter of credit. The table does not include securities lending indemnifications issued to customers which totaled $0.9 billion at December 31, 1995 and $0.7 billion at December 31, 1994.


                                                              1995      1994(1)
-------------------------------------------------------------------------------
                                       EXPIRE  EXPIRE        TOTAL        Total
                                       WITHIN   AFTER       AMOUNT       Amount
In Billions of Dollars at Year-End     1 YEAR  1 YEAR  OUTSTANDING  Outstanding
-------------------------------------------------------------------------------
FINANCIAL
         Insurance, Surety               $1.1    $4.6         $5.7         $6.0
         Options, Purchased
           Securities, and Escrow         1.6     0.2          1.8          2.3
         Clean Payment                    1.0     0.5          1.5          1.0
         Backstop State, County, and
           Municipal Securities           0.5     0.9          1.4          1.5
         Other Debt Related               3.2     3.6          6.8          7.9
PERFORMANCE                               3.2     2.1          5.3          4.4
-------------------------------------------------------------------------------
TOTAL(2)                                $10.6   $11.9        $22.5        $23.1
-------------------------------------------------------------------------------

(1) Reclassified to conform to the 1995 presentation.
(2) Total is net of cash collateral of $1.8 billion in 1995 and $1.7 billion in 1994. Collateral other than cash covered 25% of the total in 1995 and 22% in 1994.


C. CONCENTRATIONS OF CREDIT RISK

Concentrations of credit risk exist when changes in economic, industry or geographic factors similarly affect groups of counterparties whose aggregate credit exposure is material in relation to Citicorp's total credit exposure. Although Citicorp's portfolio of financial instruments is broadly diversified along industry, product, and geographic lines, material transactions are completed with other financial institutions, particularly in the securities trading, derivative, and foreign exchange businesses. Additionally, U.S. credit card receivables, U.S. mortgages, North America Commercial Real Estate, and the Cross-Border Refinancing Portfolios represent areas of significant credit exposures.

D. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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


In the aggregate, estimated fair values exceeded the carrying values by approximately $8.4 billion at December 31, 1995 and $6.6 billion at December 31, 1994. The increase from 1994 to 1995 is primarily due to credit quality improvements, a declining interest rate environment and the reclassification of debt securities from the held-to-maturity category to the available-for-sale category.

ESTIMATED FAIR VALUE IN EXCESS OF (LESS THAN) CARRYING VALUE

                                                                       Increase
In Billions of Dollars at Year-End             1995         1994     (Decrease)
--------------------------------------------------------------------------------
Assets                                         $5.7         $3.9          $1.8
Liabilities                                    (0.7)         0.7          (1.4)
End-User Derivative and Foreign
  Exchange Contracts                            1.4         (1.4)          2.8
Loan Commitments                                 --         (0.2)          0.2
Credit Card Securitizations                    (0.3)         0.7          (1.0)
--------------------------------------------------------------------------------
         Subtotal                               6.1          3.7           2.4
Deposits with No Fixed Maturity(1)              2.3          2.9          (0.6)
--------------------------------------------------------------------------------
TOTAL                                          $8.4         $6.6          $1.8
--------------------------------------------------------------------------------

(1) Represents the estimated excess fair value related to the expected time period until runoff of existing deposits with no fixed maturity on the balance sheet at year-end, without assuming any regeneration of balances, based on the estimated difference between the cost of funds on these deposits and the cost of funds from alternative sources. The decrease during 1995 was primarily due to a lower spread between the cost of funds on the deposits and the cost of funds from alternative sources. Under applicable requirements, excess fair values of these deposits are excluded from amounts included under the caption Assets and Liabilities above and in the table on page 61, in which the estimated fair value is shown as being equal to the carrying value.


Additional detail is provided in the following tables. In accordance with applicable requirements, the disclosures exclude leases, affiliate investments, and pension and benefit obligations, and the disclosures also exclude the effect of taxes and other expenses that would be incurred in a market transaction. In addition, the tables exclude the values of nonfinancial assets and liabilities, as well as a wide range of franchise, relationship, and intangible values, which are integral to a full assessment of Citicorp's financial position and the value of its net assets.


The data represents management's best estimates based on a range of methodologies and assumptions.


Quoted market prices are used for most securities, for loans where available, and for both trading and end-user derivative and foreign exchange contracts, as well as for liabilities with quoted prices.


For performing loans where no quoted market prices are available, contractual cash flows are discounted at quoted secondary market rates or estimated market rates if available. Otherwise, current market origination rates for loans with similar terms and risk characteristics are used. For loans with doubt as to collectibility, expected cash flows are discounted using an appropriate rate considering the time of collection and a premium for the uncertainty of the flows. The value of collateral is also considered. Fair values for cash-basis loans within the North America Commercial Real Estate portfolio are estimated using the "as is" appraisal methodology. For liabilities without quoted market prices, market borrowing rates of interest are used to discount contractual cash flows.


Fair values of loan commitments are based on estimated market pricing for transactions with similar terms and risk characteristics. Fair values of credit card securitizations represent the estimated excess (shortfall) in fair value of the underlying receivables and investor certificates, which is derived by Citicorp in the form of excess servicing, and principally arises from fixed rates payable to certificate holders.


Fair values vary from period to period based on changes in a wide range of factors, including interest rates, credit quality, and market perceptions of value, and as existing assets and liabilities run off and new items are generated.



SIGNIFICANT ASSETS AND RELATED INSTRUMENTS



                                                      1995                  1994
--------------------------------------------------------------------------------
                                     CARRYING   ESTIMATED   Carrying   Estimated
In Billions of Dollars at Year-End      VALUE  FAIR VALUE      Value  Fair Value
--------------------------------------------------------------------------------
Loans(1)                               $160.3      $165.9     $142.3     $146.5
         Related Derivatives              0.2         0.7        0.6        0.2
         Loan Commitments                  --          --       (0.1)      (0.3)
Securities                               20.1        20.1       20.7       20.2
Trading Account Assets                   32.1        32.1       38.9       38.9
Other Financial Assets(2)                29.5        29.6       27.3       27.5
         Credit Card Securitizations      0.2        (0.1)       0.5        1.2
         Related Derivatives              0.4         0.7        0.1       (0.4)
--------------------------------------------------------------------------------

(1) The carrying value of loans is net of the allowance for credit losses and also excludes $5.1 billion and $5.0 billion of lease finance receivables in 1995 and 1994, respectively.
(2) Includes cash and due from banks, deposits at interest with banks, federal funds sold and securities purchased under resale agreements, and customers' acceptance liability, for which the carrying value is a reasonable estimate of fair value, as well as financial instruments included in interest and fees receivable and other assets on the balance sheet with carrying values of $5.1 billion and $5.6 billion at December 31, 1995 and 1994, respectively, and estimated fair values of $5.2 billion and $5.8 billion, respectively.


The estimated fair values of loans reflect changes in credit status since the loans were made, changes in interest rates in the case of fixed-rate loans, and premium values at origination of certain loans.


The estimated fair values of Citicorp's loans and loan commitments, in the aggregate, exceeded carrying values (reduced by the allowance for credit losses) by $5.6 billion at year-end 1995 compared with $4.0 billion in 1994, an improvement of $1.6 billion. Within these totals, estimated fair values exceeded carrying values for consumer loans net of the allowance by $3.0 billion, an improvement of $0.9 billion from year-end 1994 due primarily to declines in market interest rates and higher loan volumes. Estimated fair values were less than carrying values in North America Commercial Real Estate before considering the allowance by $0.3 billion, an improvement of $0.3 billion from 1994 reflecting improved credit conditions, and by $0.6 billion in performing loans to countries that have successfully refinanced their debt, an improvement of $0.1 billion from 1994 due primarily to improving secondary market prices.


As a result of the transfer in 1995 of securities from held to maturity to available for sale discussed on page 55, securities whose fair values at the time of transfer were less than carrying values by approximately $0.4 billion are now carried at fair value.


The fair value of credit card securitizations was $0.3 billion lower than their carrying value at December 31, 1995, compared to December 31, 1994 when the fair value exceeded the carrying value by $0.7 billion. This decrease is due to the effects of a lower interest rate environment on the fixed-rate investor certificates.

SIGNIFICANT LIABILITIES AND RELATED INSTRUMENTS

                                                     1995                   1994
--------------------------------------------------------------------------------
                                     CARRYING   ESTIMATED   Carrying   Estimated
In Billions of Dollars at Year-End      VALUE  FAIR VALUE      Value  Fair Value
--------------------------------------------------------------------------------

Non-Interest-Bearing Deposits           $21.5       $21.5      $20.9      $20.9
Interest-Bearing Deposits               145.6       145.9      134.9      134.6
         Related Derivatives             (0.2)       (0.4)      (0.1)       0.1
Trading Account Liabilities              18.3        18.3       22.4       22.4
Other Financial Liabilities(1)           25.9        25.9       30.8       30.7
         Related Derivatives               --          --         --       (0.1)
Long-Term Debt                           17.2        17.6       16.5       16.2
         Related Derivatives             (0.1)       (0.5)      (0.1)       0.3
Subordinated Capital Notes                1.3         1.3        1.4        1.4
--------------------------------------------------------------------------------

(1) Includes federal funds purchased and securities sold under repurchase agreements and acceptances outstanding, for which the carrying value is a reasonable estimate of fair value; and commercial paper, other funds borrowed, and financial instruments included in other liabilities on the balance sheet, with carrying values of $7.7 billion and $8.5 billion at December 31, 1995 and 1994, respectively and estimated fair values of $7.7 billion and $8.4 billion, respectively.

Under the applicable requirements, the estimated fair value of deposits with no fixed maturity in the table above excludes the premium values available in the market for such deposits, and the estimated value is shown in the table as being equal to the carrying value. The estimated fair value of interest-bearing deposits reflects changes in market rates since the deposits were taken.


For all derivative and foreign exchange contracts in the tables above, the gross difference between the carrying amount and fair value as of December 31, 1995 and 1994 was $2.0 billion and $0.9 billion, respectively, for contracts whose fair value exceeds carrying value, and $0.6 billion and $2.3 billion, respectively, for contracts whose carrying value exceeds fair value.

2. PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Generally, depreciation and amortization are computed on the straight-line basis over the estimated useful life of the asset or the lease term. Depreciation and amortization expense was $636 million in 1995, $571 million in 1994, and $568 million in 1993.


3. GOODWILL

Goodwill, which is included in other assets, represents the excess of purchase price over the estimated fair value of net assets acquired, accounted for under the purchase method of accounting. At December 31, 1995 and 1994, goodwill amounted to $267 million and $316 million, respectively. Goodwill is being amortized, primarily using the straight-line method, over the periods estimated to be benefited. The remaining period of amortization, on a weighted-average basis, approximated 11 years as of December 31, 1995.


4. PREFERRED STOCK


In Millions of Dollars at Year-End                 Rate        1995        1994
--------------------------------------------------------------------------------
PERPETUAL PREFERRED STOCK
Second Series, 2,195,636 Shares              Adjustable        $220        $220
Third Series, 834,867 Shares                 Adjustable          83          83
Series 8A and 8B, 1,250,000 Shares            Graduated         125         125
Series 9, 5,000,000 Shares                        9.12%          --         125
Series 14, 700,000 Shares                         9.08%         175         175
Series 16, 1,300,000 Shares                       8.00%         325         325
Series 17, 1,400,000 Shares                       7.50%         350         350
Series 18, 700,000 Shares                    Adjustable         175         175
Series 19, 400,000 Shares                    Adjustable         100         100
Series 20, 500,000 Shares                         8.30%         125         125
Series 21, 600,000 Shares                         8.50%         150          --
Series 22, 500,000 Shares                         7.75%         125          --
Series 23, 250,000 Shares              Fixed/Adjustable         125          --
--------------------------------------------------------------------------------
                                                              2,078       1,803
--------------------------------------------------------------------------------
CONVERTIBLE PREFERRED STOCK
Series 12, 5,900 Shares                          11.00%         590         590
Series 13, 4,029 Shares in 1995 and
  6,600 Shares in 1994                           10.75%         403         660
--------------------------------------------------------------------------------
                                                                993       1,250
--------------------------------------------------------------------------------
CONVERSION PREFERRED STOCK
Series 15, 6,408,334 Shares                       8.25%          --       1,134
--------------------------------------------------------------------------------
TOTAL                                                        $3,071      $4,187
--------------------------------------------------------------------------------

During 1995, Citicorp issued Series 21, 22, and 23 preferred stock, redeemed Series 9 for cash, redeemed its Conversion Preferred Stock, Series 15 in exchange for 27,545,140 shares of common stock, and converted $257 million of its Convertible Preferred Stock, Series 13 into 14,086,904 shares of common stock. In January 1996, Citicorp called for redemption its remaining convertible preferred stock, which is expected to result in conversion of Series 12 into 36,875,000 common shares and the remaining Series 13 into 22,077,479 common shares in the first quarter of 1996.


Total dividends declared on non-redeemable preferred stock were $342 million in 1995, $356 million in 1994, and $309 million in 1993.


Dividends are payable quarterly and, except for Series 16, 17, 20, and 21, are cumulative.


Dividends on the Second and Third Series, as well as on Series
18 and 19, are payable at rates determined quarterly by formulas based on interest rates of certain U.S. Treasury obligations, subject to certain minimum and maximum rates as specified in the certificates of designation. The weighted-average dividend rates on the Second and Third Series, as well as Series 18 and 19 were 6.0%, 7.0%, 6.1%, and 6.1%, respectively, for 1995.

Dividends on Series 8A were payable at 7.0% per annum through August 15, 1995 and thereafter at the three-year treasury rate plus an amount initially equal to 1.75% per annum and increasing every three years by one-half of 1%, to a maximum of 3% per annum for all dividend periods ending after August 15, 2004. Series 8B dividends are payable at 8.25% per annum through August 15, 1999 and thereafter at a rate equal to the five-year treasury rate plus an amount initially equal to 1.50% per annum, and increasing every five years by three-quarters of 1% to a maximum of 3% per annum for all dividend periods ending after August 15, 2004. For both Series 8A and 8B, the dividend rate for any quarterly dividend period ending on or prior to August 15, 2004 cannot be less than 7% per annum or greater than 14% per annum, and for quarterly dividend periods ending after August 15, 2004 cannot be less than 8% per annum or greater than 16% per annum.


Dividends on Series 23 are payable at 5.86% per annum through February 15, 2006 and thereafter at rates determined quarterly by a formula based on certain interest rate indices, as defined, subject to a minimum rate of 6% and a maximum rate of 12%. The rate of dividends on the Series 23 is subject to adjustment based upon the applicable percentage of the dividends received deduction.


Citicorp may, at its option, redeem the perpetual preferred stock at stated values plus accrued dividends, as follows: Second and Third Series, at any time; Series 8A and 8B, on any of the dividend repricing dates through August 15, 2004, and from time to time after August 15, 2004; Series 14, on or after March 15, 1997; Series 16, on or after June 1, 1998; Series 17, on or after
September 1, 1998; Series 18, on or after May 31, 1999; Series 19, on or after August 31, 1999; Series 20, on or after November 15, 1999; Series 21, on or after February 15, 2000; Series 22, on or after May 15, 2000; and Series 23, on or after February 15, 2006. Under various circumstances, Citicorp may redeem certain series of preferred stock at times other than as described above.


Authorized preferred stock (issuable as either nonredeemable or redeemable) was 50 million shares at December 31, 1995 and 1994. Total shares of nonredeemable preferred stock issued and outstanding were 10,640,432 and 20,701,337 at December 31, 1995 and 1994, respectively. At December 31, 1995 and 1994, 80,000 and 170,000 shares, respectively, of redeemable preferred stock were issued and outstanding, amounting to $8 million and $17 million, respectively, and included in long-term debt in the balance sheet.


5. COMMON STOCK

At December 31, 1995 and 1994, authorized common stock was 800 million shares. Additionally, Citicorp has authorized, but not issued, 20 million shares of Class B common stock with a par value of $1.00 and one vote per share.


Certain of Citicorp's employee benefit plans permit options or subscriptions to purchase, or elections to invest in, either unrestricted common shares or book value shares of Citicorp.
Subsequent to December 31, 1987, no further options are granted, subscription agreements entered into, or new investment elections permitted for the purchase of book value shares.
Outstanding shares of common stock at December 31, 1995 and 1994 include 1.0 million and 1.1 million, respectively, of book value shares issued in connection with certain employee benefit plans.
Under the terms of the plans, book value shares sold back to Citicorp are settled in unrestricted common shares.


Citicorp's Dividend Reinvestment and Common Stock
Purchase Plan allows stockholders of record, without payment of brokerage fees, commissions, or service charges, to reinvest all or part of any Common Stock dividends in additional shares of common stock and make optional cash purchases of such shares.
Shares of Citicorp common stock delivered under the Dividend
Reinvestment and Common Stock Purchase Plan may be sourced from authorized but unissued shares, treasury shares, or purchased in the open market.


At December 31, 1995, shares were reserved for issuance as follows: on conversion of preferred stock, 59.0 million shares; under the Savings Incentive Plan, 3.7 million market value shares; under the 1983 Stock Option Plan (including options which have been granted in tandem), a maximum of 2.1 million shares, if issued at market value, and a maximum of 2.3 million shares, if issued at book value; under the 1994 Stock Purchase Plan, 22.9 million shares; under the Stock Incentive Plan, 55.2 million shares; under the Dividend Reinvestment and Common
Stock Purchase Plan, 10.8 million shares; under the Director's Deferred Compensation Plan, 0.1 million shares; and under the Executive Incentive Compensation Plan (under which treasury shares have been reserved primarily in tandem), a maximum of 0.7 million shares, if issued at market value, and a maximum of 0.4 million shares, if issued at book value. Shares of Citicorp common stock delivered under each of the Savings Incentive, Stock Incentive, and Stock Purchase Plans are sourced from authorized but unissued shares or treasury shares. Since January 1, 1995, shares of Citicorp common stock delivered under the Savings Incentive Plan have been purchased in the open market to fulfill plan share requirements.


During 1995, Citicorp entered into a series of forward purchase agreements on its common stock. These agreements are settled on a net basis in shares of Citicorp common stock, except that certain of the agreements permit Citicorp to elect to settle in cash. To the extent that the market price of Citicorp common stock on a settlement date is higher (lower) than the forward purchase price, the net differential is received (paid) by Citicorp. As of December 31, 1995, agreements were in place covering approximately $900 million of Citicorp common stock, of which approximately $830 million (12.9 million shares) had forward prices established averaging $64.80 per share. If the priced portion of these agreements was settled based on the December
31, 1995 market price of Citicorp common stock ($67.25 per share), Citicorp would be entitled to receive approximately 0.5 million shares. During 1995, a settlement resulted in Citicorp paying $6 million (which was recorded as a reduction of surplus).

6. FEES AND COMMISSIONS

Trust, agency, and custodial fees included in fees and commissions were $983 million in 1995, $946 million in 1994, and $785 million in 1993.


7. EMPLOYEE BENEFITS

PENSION AND POSTRETIREMENT BENEFIT PLANS

Citicorp has several non-contributory defined benefit pension plans covering substantially all U.S. employees. Retirement benefits for the U.S. plans are based on years of credited service, the highest average compensation (as defined), and the primary social security benefit. While the qualified U.S. plans are adequately funded, it is Citicorp's policy to fund these plans to the extent contributions are tax deductible. Non-qualified U.S. plans are not funded because contributions to these plans are not tax deductible.


Citicorp has various defined benefit pension and termination indemnity plans covering employees outside the United States.
The benefit formulas and funding strategies vary reflecting local practices and legal requirements.


Citicorp offers postretirement health care and life insurance benefits to all eligible U.S. retired employees. U.S. retirees share in the cost of their health care benefits through copayments, service-related contributions and salary-related deductibles. Retiree life insurance benefits are non-contributory. Since 1994, it has been Citicorp's policy to fund retiree health care and life insurance benefits to the extent such contributions are tax deductible. Prior to 1993, these benefits were funded solely from the general assets of Citicorp.


Retiree health care and life insurance benefits are also provided to certain employees outside the United States.
Effective January 1, 1995, Citicorp adopted SFAS No. 106,
"Employers' Accounting for Postretirement Benefits Other than
Pensions," for such benefits outside the United States. SFAS No.
106 requires employers to recognize the cost of certain postretirement benefits during the periods employees render service, with all such costs being recognized by the full eligibility date. Citicorp had previously recognized these costs when paid.
SFAS No. 106 previously was adopted on January 1, 1993 for
Citicorp's U.S. postretirement benefit plans.


The following tables summarize the components of net benefit expense recognized in the consolidated statement of income and the funded status and amounts recognized in the consolidated balance sheet for U.S. plans and significant plans outside the U.S.


NET BENEFIT EXPENSE

                                                                                                                     POSTRETIREMENT
                                                                                       PENSION PLANS               BENEFIT PLANS(1)
                                                ------------------------------------------------------------------------------------
                                                              U.S. PLANS           PLANS OUTSIDE U.S.                    U.S. PLANS
                                                -----------------------------------------------------------------------------------
In Millions of Dollars                              1995    1994    1993         1995    1994    1993          1995    1994    1993
-----------------------------------------------------------------------------------------------------------------------------------

Benefits Earned During the Year                      $98    $108     $92          $56     $47     $40            $8       9       8
Interest Cost on Benefit Obligation                  165     146     129           68      54      47            32      30      29
Actual Return on Plan Assets                        (498)     15    (239)         (66)     (8)    (85)          (13)     --      --
Net Deferral and Amortization                        301    (200)     51           19     (33)     56             8      (4)     --
Amortization of Transition Obligation (Asset)(2)(3)  (20)    (20)    (20)           7       6       6            20      21      20
                                                   --------------------------------------------------------------------------------
NET BENEFIT EXPENSE                                  $46     $49     $13          $84     $66     $64           $55     $56     $57
-----------------------------------------------------------------------------------------------------------------------------------

(1) For plans outside the U.S., net postretirement benefit expense totaled $6 million in 1995.
(2) U.S. pension transition asset is being amortized over a 14-year period with 4 years remaining at December 31, 1995.
(3) U.S. postretirement transition obligation is being amortized over a period up to 20 years with 17 years remaining at December 31, 1995.



PREPAID BENEFIT COST (BENEFIT LIABILITY)

                                                                                                   PENSION PLANS     POSTRETIREMENT
----------------------------------------------------------------------------------------------------------------   BENEFIT PLANS(1)
                                                          QUALIFIED   NON-QUALIFIED   FUNDED PLANS   OTHER PLANS   ----------------
                                                         U.S. PLANS    U.S. PLANS     OUTSIDE U.S.  OUTSIDE U.S.         U.S. PLANS
                                                    -------------------------------------------------------------------------------
In Millions of Dollars at Year-End                    1995     1994    1995    1994   1995    1994   1995   1994       1995   1994
-----------------------------------------------------------------------------------------------------------------------------------
Plan Assets at Fair Value(2)                        $2,673   $2,235    $ --    $ --   $656    $548   $ --    $--        $70    $57
Benefit Obligation                                   2,438    1,702     234     135    710     542    313     264       458    389
                                                 ----------------------------------------------------------------------------------
Plan Assets in Excess of (Less Than) Benefit
 Obligation                                            235      533    (234)   (135)   (54)      6   (313)   (264)     (388)  (332)
Unrecognized Prior Service Cost                         80       (3)     35      14     14      13     --      --        (2)    (2)
Unrecognized Net Actuarial Loss (Gain)                 306      129      62       8     44     (26)     7       2        59     12
Unamortized Transition Obligation (Asset)              (79)    (100)      7       8     50      51     35      35       297    317
Adjustment to Recognize Minimum Liability               --       --     (34)     (4)    --      --    (14)     (6)       --     --
                                                 ----------------------------------------------------------------------------------
PREPAID BENEFIT COST (BENEFIT LIABILITY)              $542     $559   $(164)  $(109)   $54     $44  $(285)  $(233)     $(34)   $(5)
-----------------------------------------------------------------------------------------------------------------------------------

(1) For plans outside the U.S., the accumulated postretirement benefit obligation was $31 million and the postretirement benefit liability was $2 million at December 31, 1995.
(2) For U.S. plans, plan assets are primarily listed stocks, commingled funds, and fixed-income securities.

The portion of the projected benefit obligation for pension plans representing the accumulated and vested benefit obligations are shown below.


                                                         QUALIFIED         NON-QUALIFIED        FUNDED PLANS          OTHER PLANS
                                                        U.S. PLANS            U.S. PLANS         OUTSIDE U.S.         OUTSIDE U.S.
                                               -------------------   -------------------  -------------------  -------------------
In Millions of Dollars at Year-End               1995       1994       1995       1994      1995       1994      1995       1994
----------------------------------------------------------------------------------------------------------------------------------
Accumulated                                     $1,943      $1,317     $149        $83      $531       $396      $238       $198
Vested                                           1,695       1,116      129         78       448        344       208        175
----------------------------------------------------------------------------------------------------------------------------------

Details of the accumulated postretirement benefit obligation for U.S. plans are shown below.


In Millions of Dollars at Year-End              1995           1994
--------------------------------------------------------------------------------
Retirees                                        $310           $254
Employees Eligible for Full Benefits              30             56
Other Employees                                  118             79
--------------------------------------------------------------------------------
                                                $458           $389
--------------------------------------------------------------------------------

The expected long-term rates of return on assets used in determining pension and postretirement expense are shown below.


                                          1995                 1994             1993
------------------------------------------------------------------------------------
Rate of Return on Assets
   U.S. Plans                            8.75%                8.75%             9.5%
   Plans Outside the U.S.--
    Range(1)                     6.0% to 13.0%        6.0% to 12.0%    6.0% to 10.0%
------------------------------------------------------------------------------------

(1) Excluding highly inflationary countries.


The principal assumptions used in determining pension and postretirement benefit obligations are shown below.



At Year-End                                    1995                    1994
--------------------------------------------------------------------------------
Weighted Average Discount Rate
   U.S. Plans                                     7.25%                   8.5%
   Plans Outside the U.S.--Range(1)       4.5% to 12.0%          5.0% to 11.0%

Future Compensation Increase Rate
   U.S. Plans                                      5.0%                   5.5%
   Plans Outside the U.S.--Range(1)       2.0% to 10.0%          4.0% to  9.0%

Weighted Average Health Care
Cost Increase Rate--U.S. Plans(2)
   Following Year:
      For Retirees Younger Than Age 65              12%                    12%
      For Retirees Age 65 and Older                  9%                     9%

Decreasing to the Year 2001 to:
   For Retirees Younger Than Age 65                  6%                     6%
   For Retirees Age 65 and Older                     5%                     5%
--------------------------------------------------------------------------------

(1) Excluding highly inflationary countries.
(2) Separate health care cost trend rates were used for those age 65 and older to reflect the cost controls imposed by Medicare.


As an indicator of sensitivity, increasing the assumed health care cost trend rate by 1% in each year would have increased the accumulated postretirement benefit obligation as of December 31, 1995 by $21 million and the aggregate of the benefits earned and interest components of 1995 net postretirement benefit expense by $2 million.


POSTEMPLOYMENT DISABILITY AND SIMILAR BENEFIT PLANS

Effective January 1, 1994, Citicorp adopted SFAS No. 112, under which Citicorp recognizes the estimated cost of disability and similar benefits provided to former or inactive employees when an event occurs indicating payment of benefits is probable. These costs were previously recognized as paid or funded. The adoption of the new standard as of January 1, 1994 resulted in a pretax charge of $95 million ($56 million after tax), which is reported in the consolidated statement of income as the cumulative effect of an accounting change.

SAVINGS INCENTIVE PLAN

Under the Savings Incentive Plan, eligible employees receive awards equal to 3% of their covered salary. Employees have the option of receiving their award in cash or deferring some or all of it in various investment funds. Citicorp grants an additional award equal to the amount elected to be deferred by the employee. Several investment options are available, including Citicorp common stock. Shares of Citicorp common stock delivered under the Savings Incentive Plan may be sourced from authorized but unissued shares, treasury shares, or purchased in the open market. The expense associated with the plan amounted to $92 million in 1995, $89 million in 1994, and $86 million in 1993.


STOCK INCENTIVE PLAN

The 1988 Stock Incentive Plan provides for the issuance of options to purchase shares of Citicorp common stock or shares of Class B common stock at prices not less than 50% of the market value at the date of grant, incentive stock options, stock appreciation rights, restricted stock, or performance unit awards, any of which may be granted singly, in combination, or in tandem. Shares of Citicorp common stock delivered under the 1988 Plan may be sourced from authorized but unissued shares or treasury shares.


Shares of restricted stock have been awarded to key executives contingent upon their continued employment over periods of up to 11 years as summarized in the following table:


Dollars in Millions                1995                1994            1993
--------------------------------------------------------------------------------
Shares Granted                   125,000             225,000          45,000
Aggregate Market Value
 at Award Date                        $6                  $9              $1
Expense Recognized for All
 Awards                                4                   5               4
--------------------------------------------------------------------------------

The value of the restricted shares at the date of grant is recorded as a reduction of surplus and amortized to expense over the restriction period.


Under the Stock Incentive Plan and two predecessor plans, options have been granted to key employees for terms up to 10 years to purchase common stock at not less than the fair market value of the shares at the date of grant. Generally, 50% of the options granted prior to 1995 are exercisable beginning on the first anniversary and 50% beginning on the second anniversary of the date of grant, and, generally, 50% of the options granted in 1995 are exercisable beginning on the third anniversary and 50% beginning on the fourth anniversary of the date of grant.


During 1995 Citicorp granted to a group of key employees five-year performance-based stock options to purchase 4,977,500 shares of Citicorp common stock at prices ranging from $64.875 to $70.125, reflecting the market price of the stock on the respective grant dates. One-half of these options will vest at such time as Citicorp's common stock price has reached $100 per share and the balance will vest upon such price reaching $115 per share, provided in each case that the price remains at or above the indicated price level for twenty of thirty consecutive trading days.

During 1995, options covering 75,000 of these shares were cancelled. Also during 1995, a total of 6,597,500 of the performance-based options granted in 1993 and 1994 vested as Citicorp's stock price attained the vesting targets of $50, $55 and $60. The 1995 grants expire on various dates from August through December, 2000, and the 1993 and 1994 grants expire on July 20, 1998. Citicorp measures the cost of performance-based options as the difference between the exercise price and market price required for vesting, and recognizes this expense over the period to the estimated vesting dates. The recognition of these costs totaled $89 million in 1995, $52 million in 1994, and $23 million in 1993. All of the expense related to the vested 1993 and 1994 grants has been recognized.


CHANGES IN OPTIONS AND SHARES UNDER OPTION(1)


                                  1995              1994           1993
--------------------------------------------------------------------------------
Granted                         7,409,750         8,003,970      14,554,800
 Option Price per Share        $41 to $73        $39 to $46      $24 to $36
Exercised                       9,930,333         6,681,712       6,140,953
 Option Price per Share        $14 to $44        $14 to $36      $14 to $32
Expired or Terminated             990,817         1,038,469         680,510
 Option Price per Share        $14 to $65        $14 to $41      $14 to $32
--------------------------------------------------------------------------------
At Year-End:
Shares Under Option            37,890,266        42,025,687
 Option Price per Share         $9 to $73         $9 to $46
Exercisable                    28,677,293        23,022,142
Granted, Not Yet Exercisable    9,212,973        19,003,545
Available for Grant(2)         18,124,387        24,689,751
--------------------------------------------------------------------------------

(1) Tandem options, granted prior to 1988, giving the employee the alternative to purchase either unrestricted common stock at not less than the market value at the date of grant or a proportionate number of book value shares at not less than the book value per share at the date of grant, are included on the basis that represents the economically preferable alternative to the employee. This basis may change as the market value and book value of the common stock change. Shares Under Option at December 31, 1995 has been reduced by 624,021 shares as a result of such changes.

(2) Shares authorized but not issued that are available for the granting of stock options or other forms of stock-related awards. Additional shares may become available for grant to the extent that presently outstanding options under a predecessor plan terminate or expire unexercised.


STOCK PURCHASE PLAN

The 1994 Stock Purchase Plan provides for two types of offerings: fixed-price offerings and periodic purchase offerings. Under fixed-price offerings all eligible employees are permitted to enter into subscription agreements to purchase shares at the fair market value on the date of the agreements. Such shares can be purchased from time to time through the expiration date. There have been no periodic purchase offerings under the Plan. Shares of Citicorp common stock delivered under the Stock Purchase
Plan may be sourced from authorized but unissued shares, treasury shares or purchased in the open market.


Following is the share activity under the 1994 fixed-price offering for the purchase of shares at $39.8125 per share, which expires September 27, 1996. In addition, under a previous fixed-price offering at $10.625 which has expired, 2,916 and 11,412,985 shares were purchased in 1994 and 1993, respectively.


                                     1995                  1994
--------------------------------------------------------------------------------
Agreements Entered Into                  --              9,177,282
Shares Purchased                  2,766,823                211,324
Cancelled or Terminated             388,103                236,026
Outstanding Agreements at
 Year-End                         5,575,006              8,729,932
--------------------------------------------------------------------------------

ANNUAL INCENTIVE AND PERFORMANCE PLANS

The purpose of the 1994 Citicorp Annual Incentive Plan is to attract, retain, and motivate executives to promote the profitability and growth of Citicorp and to permit a federal income tax deduction for annual awards granted to covered employees. Currently covered employees include the Chairman and next four most highly paid executives. Under the Plan, awards can be granted to covered employees in cash, stock or any other form of consideration in either one installment or on a deferred basis. Shares of Citicorp common stock delivered under the Plan may be sourced from authorized but unissued shares or treasury shares. The aggregate awards were approx-imately $6 million for both 1995 and 1994. Prior to 1994, awards to covered employees were granted under the Annual Performance
Plan.


Under the Citicorp Annual Performance Plan, cash awards may be granted to key employees who have a significant impact on the success of Citicorp. Awards may be paid either in one installment or on a deferred basis. The aggregate awards were approximately
$9 million for 1995, $10 million for 1994, and $15 million for 1993.


Under the Executive Incentive Compensation Plan, awards in cash or stock may be made to key employees, payable at the election of the participants, in one installment or on a deferred basis. Shares of Citicorp common stock delivered under the Plan may be sourced from authorized but unissued shares or treasury shares. No awards have been made since 1989.


DEFERRED COMPENSATION PLAN

Under the Deferred Compensation Plan, adopted in 1995, participants must defer 25% of their variable compensation awards into mandatory deferral accounts whose return equals the return on Citicorp common stock. Beginning in 1996, participants will be allowed to defer from 10% to 85% of the remainder of their variable compensation awards into voluntary deferral accounts, which may be allocated among a variety of investments, including an account whose return equals the return on Citicorp common stock. The amounts credited to the mandatory deferral accounts generally are payable to the participant in cash five years after they are credited. However, participants may elect to postpone cash distribution of the amounts in the mandatory deferral account by having such amount credited to a voluntary deferral account. Accordingly, 25% of the aggregate awards for 1995 granted under the Citicorp Annual Incentive and Annual Performance Plans, as well as 25% of the aggregate variable compensation awards for 1995 granted to certain other eligible executives, will be deferred in mandatory deferral accounts.


8. INCOME TAXES

In Millions of Dollars                   1995             1994            1993
--------------------------------------------------------------------------------
Provision for Income Taxes(1)           $2,121           $1,189           $941
Income Tax Expense (Benefit)
 Reported in Stockholders' Equity
 related to:
  Foreign Currency Translation             (24)             (15)           (13)
  Securities Available for Sale            (76)             136             --
  Employee Stock Plans                     (51)             (41)            --
--------------------------------------------------------------------------------
                                         1,970            1,269            928

Tax Benefit Attributable to Cumulative
 Effects of Accounting Changes:
  Postemployment Benefits                   --              (39)            --
  Accounting for Income Taxes(2)            --               --           (300)
--------------------------------------------------------------------------------
TOTAL INCOME TAXES                      $1,970           $1,230           $628
--------------------------------------------------------------------------------

(1) Includes tax effect of securities transactions amounting to a provision of $46 million in 1995, $70 million in 1994, and $33 million in 1993.

(2) Adoption of SFAS No. 109 as of January 1, 1993.


COMPONENTS OF TOTAL INCOME TAXES

In Millions of Dollars                  1995             1994           1993
--------------------------------------------------------------------------------
U.S.
Current
  U.S. Federal                         $  819           $  367         $ 478
  State and Local                         185              145           206
--------------------------------------------------------------------------------
                                        1,004              512           684
--------------------------------------------------------------------------------
Deferred
  U.S. Federal                            (45)            (298)         (595)
  State and Local                         (25)              (1)          (17)
--------------------------------------------------------------------------------
                                          (70)            (299)         (612)
--------------------------------------------------------------------------------
Total U.S.                                934              213            72
Foreign (substantially current)         1,036            1,056           856
--------------------------------------------------------------------------------
                                        1,970            1,269           928

Tax Benefit Attributable to
 Cumulative Effects of Accounting
 Changes:
   Postemployment Benefits                 --              (39)           --
   Accounting for Income Taxes             --               --          (300)
--------------------------------------------------------------------------------
TOTAL INCOME TAXES                     $1,970           $1,230          $628
--------------------------------------------------------------------------------

As a U.S. corporation, Citicorp is subject to U.S. taxation currently on all of its foreign pre-tax earnings if earned by a foreign branch or when earnings are effectively repatriated if earned by a foreign subsidiary or affiliate. In addition, certain of Citicorp's U.S. income is subject to foreign income tax where the payor of such income is domiciled outside the United States. Foreign pre-tax earnings approximated $3.6 billion in 1995, $3.6 billion in 1994 and $3.0 billion in 1993.


The tax effects of significant temporary differences are presented on page 67. The net deferred tax asset is included in Citicorp's consolidated balance sheet in other assets and represents the sum of the temporary difference components of those tax jurisdictions with net deductible amounts or tax carryforwards in future years. The net deferred tax liability is included in accrued taxes and other expenses and represents the sum of the temporary difference components of those tax jurisdictions with net taxable amounts in future years.

COMPONENTS OF DEFERRED TAX BALANCES


In Millions of Dollars at Year-End               1995          1994
--------------------------------------------------------------------------------
NET DEFERRED TAX ASSET
Tax Effects of Deductible Temporary
 Differences and Carryforwards:
    Credit Loss Deduction                      $2,056        $1,996
    Interest Related Items                        495           476
    Unremitted Foreign Income                     856           946
    Foreign and State Loss Carryforwards          353           422
--------------------------------------------------------------------------------
                                                3,760         3,840
--------------------------------------------------------------------------------
Tax Effects of Taxable Temporary
 Differences:
   Lease Financing                                702           680
   Derivative Products                            376           429
   Venture Capital                                214           322
   Mortgage Pass-Through Sales                     95           125
   Other(1)                                       311            93
--------------------------------------------------------------------------------
                                                1,698         1,649
--------------------------------------------------------------------------------
Net Potential Deferred Tax Assets               2,062         2,191
Valuation Allowance                              (468)         (511)
--------------------------------------------------------------------------------
NET DEFERRED TAX ASSET                         $1,594        $1,680
--------------------------------------------------------------------------------
NET DEFERRED TAX LIABILITY(2)                  $  546        $  724
--------------------------------------------------------------------------------

(1) Includes deductible temporary differences related to restructuring charges, depreciation, prepaid items, and other less significant items.

(2) Includes credit losses ($198 million in 1995 and $347 million in 1994), leasing ($128 million in 1995 and $66 million in 1994), and other less significant items.


The 1995 net change in the valuation allowance related to deferred tax assets was a decrease of $43 million primarily relating to a favorable reassessment of future earnings expectations in certain state and local jurisdictions. These amounts are included in the $70 million U.S. deferred benefit component of total income taxes. The remaining valuation allowance of $468 million at December 31, 1995 is primarily reserved for specific U.S. federal, state and local, and foreign tax carryforwards or tax law restrictions on benefit recognition in these jurisdictions. Management believes that the realization of the recognized net deferred tax asset of $1,594 million is more likely than not, based on existing carryback ability, available tax planning strategies, and expectations as to future taxable income.


The following table reconciles the statutory U.S. federal tax rate to the effective tax rate on income before cumulative effects of accounting changes.

RECONCILIATION OF STATUTORY TAX TO EFFECTIVE RATE

                                     1995                1994            1993
--------------------------------------------------------------------------------
Statutory U.S. Federal Tax Rate      35.0%               35.0%           35.0%
Increase (Reduction) in Taxes from:
  State and Local Income Taxes, Net
   of U.S. Federal Income Tax
   Benefit                            2.9                 2.5             4.0
  Valuation Allowance Change
   Related to Current Year             --               (10.4)           (2.8)
  Taxes on Earnings Outside
   the U.S.                           1.0                 1.9             4.1
  Other                              (0.2)                 --            (0.4)
--------------------------------------------------------------------------------
                                     38.7                29.0            39.9
--------------------------------------------------------------------------------
Valuation Allowance Change Related
 to Future Years                     (0.7)               (3.2)           (7.0)
--------------------------------------------------------------------------------
EFFECTIVE TAX RATE                   38.0%               25.8%           32.9%
--------------------------------------------------------------------------------

9. EARNINGS PER SHARE(1)

                                                        1995                          1994                        1993
------------------------------------------------------------------------------------------------------------------------------------

                                               ON COMMON                     On Common                   On Common
                                              AND COMMON        ASSUMING    and Common      Assuming    and Common     Assuming
                                              EQUIVALENT          FULL      Equivalent        Full      Equivalent       Full
In Millions Except Per Share Amounts           SHARES(2)        DILUTION      Shares        Dilution      Shares       Dilution
------------------------------------------------------------------------------------------------------------------------------------

EARNINGS
Income Applicable to Common Stock
 Before Cumulative Effects of
 Accounting Changes(3)                         $3,126            $3,126       $3,066         $3,066        $1,600        $1,600
Dividends on Conversion Preferred
 Stock, Series 15                                  62                62           93             93            93            93
Dividends on Convertible Preferred Stock           --               127           --            136            --           136
                                           -----------------------------------------------------------------------------------------

Income Applicable to Common Stock
 Before Cumulative Effects of Accounting
 Changes, Adjusted                              3,188             3,315        3,159          3,295         1,693         1,829
   Cumulative Effects of Accounting
    Changes                                        --                --          (56)           (56)          300           300
------------------------------------------------------------------------------------------------------------------------------------

TOTAL                                          $3,188            $3,315       $3,103         $3,239        $1,993        $2,129
------------------------------------------------------------------------------------------------------------------------------------
SHARES
Weighted-Average Common Shares
 Outstanding(4)(5)                              411.5             411.5        391.2          391.2         375.8         375.8
Conversion Preferred Stock, Series 15            16.8              16.8         39.9           39.9          55.8          55.8
Other Common Equivalent Shares(6)                13.8              15.1         10.6           10.9          11.4          13.7
Convertible Preferred Stock                        --              68.1           --           73.1            --          73.1
Convertible Notes                                  --                --           --             --            --           0.1
------------------------------------------------------------------------------------------------------------------------------------

TOTAL                                           442.1             511.5        441.7          515.1         443.0         518.5
------------------------------------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE
Income Before Cumulative Effects of
 Accounting Changes                             $7.21             $6.48        $7.15          $6.40         $3.82         $3.53
Cumulative Effects of Accounting Changes           --                --        (0.12)         (0.11)         0.68          0.58
------------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                      $7.21             $6.48        $7.03          $6.29         $4.50         $4.11
------------------------------------------------------------------------------------------------------------------------------------


(1) Refer to statement of accounting policies for a description of the calculations.

(2) Assuming the Convertible Preferred Stock Series 12 and 13 had been converted as of January 1, 1995, earnings per share on common and common equivalent shares would have approximated earnings per share assuming full dilution for 1995.

(3) For purposes of calculating earnings per share, income applicable to common stock is reduced for dividends on preferred stock.

(4) Includes book value shares of 1.0 million in 1995 and 1.1 million in 1994 and 1993.

(5) Total shares in 1995 reflected 5.8 million average shares repurchased under the stock repurchase program (refer to page 38 for additional discussion).

(6) Includes the dilutive effect of stock options and stock purchase agreements computed using the treasury stock method and shares issuable under deferred stock awards. Number of shares also includes less than 1 million in 1995 and approximately 2 million in 1994 and 1993 for book value shares issuable under stock option and Executive Incentive Compensation plans; use of the two-class method had no effect on the calculation for any year.



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


The principal allocations and adjustments are: (1) charges for all funds employed that are not generated locally, calculated on the amount and nature of the assets and based on a marginal cost of funds concept; Citicorp stockholders' equity is treated as generated and earned based on each area's percentage of total assets; (2) allocation of expenses incurred by one area on behalf of another, including administrative costs, based on methods intended to reflect services provided; (3) allocation of tax expenses and benefits; (4) allocation of the difference between actual net credit losses and the provision for credit losses; and
(5) allocation of other corporate items, including corporate staff costs.


The entire allowance for credit losses is available to absorb all probable credit losses inherent in the portfolio. For the purpose of calculating the accompanying geographic data, the amounts attributable to operations outside the U.S. are based upon year-end allowance amounts of $1,809 million for 1995, $1,800 million for 1994, and $1,299 million for 1993, and credit loss provision amounts of $737 million for 1995, $561 million for 1994, and $859 million for 1993.

BUSINESS AND GEOGRAPHIC DISTRIBUTION OF REVENUE, INCOME (LOSS), AND
AVERAGE ASSETS

                                                                    INCOME (LOSS) BEFORE TAXES
                                                                        AND CUMULATIVE EFFECTS
                                               TOTAL REVENUE(1)          OF ACCOUNTING CHANGES                     NET INCOME (LOSS)
                                                     $ MILLIONS                     $ MILLIONS                           $ MILLIONS
                                -------------------------------  -----------------------------  -----------------------------------
                                  1995      1994(3)    1993(3)    1995      1994(3)   1993(3)     1995       1994(3)     1993(3)
-----------------------------------------------------------------------------------------------------------------------------------
BUSINESS DISTRIBUTION
Consumer                         $11,343   $10,394     $9,498    $2,899     $2,601    $1,587     $1,981      $1,778      $1,161
Commercial Banking                 6,240     5,502      6,015     2,173      2,069     2,258      1,607       1,394       1,602
North America Commercial
  Real Estate                        150        81       (22)       --        (493)   (1,019)        (9)       (299)       (636)
Cross-Border Refinancing
  Portfolio                          227       197       108       228         247        87        201         222          84
Corporate Items                      718       574       476       285         187       (53)      (316)        327        (292)
                                 --------------------------------------------------------------------------------------------------
                                  18,678    16,748    16,075     5,585       4,611     2,860      3,464       3,422       1,919
Cumulative Effects of
 Accounting Changes(4)                --        --        --        --          --        --         --         (56)        300
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL                            $18,678   $16,748   $16,075    $5,585      $4,611    $2,860     $3,464      $3,366      $2,219
-----------------------------------------------------------------------------------------------------------------------------------
GEOGRAPHIC DISTRIBUTION
United States                    $ 8,841   $ 8,488   $ 8,100    $2,491(5)   $1,956(5)  $ 405(5)  $1,459      $1,710      $  659
Western Europe                     3,547     2,795     3,120       590         452       776        354         258         529
Other(6)                             549       450       432        18         (91)     (175)        14         (51)       (107)
-----------------------------------------------------------------------------------------------------------------------------------
Total Developed Markets           12,937    11,733    11,652     3,099       2,317     1,006      1,827       1,917       1,081
-----------------------------------------------------------------------------------------------------------------------------------
Latin America(7)                   2,477     2,162     1,913       941         970       819        666         672         519
Asia/Pacific                       2,669     2,306     2,002     1,233         979       711        781         582         471
Other(8)                             595       547       508       312         345       324        190         195         148
-----------------------------------------------------------------------------------------------------------------------------------
Total Emerging Markets             5,741     5,015     4,423     2,486       2,294     1,854      1,637       1,449       1,138
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL                            $18,678   $16,748   $16,075    $5,585      $4,611    $2,860     $3,464      $3,366      $2,219
-----------------------------------------------------------------------------------------------------------------------------------

                                          AVERAGE ASSETS(2)
                                                 $ BILLIONS
                                ---------------------------
                                 1995    1994(2)   1993(3)
-----------------------------------------------------------
BUSINESS DISTRIBUTION
Consumer                         $120     $106      $100
Commercial Banking                136      139       109
North America Commercial
 Real Estate                        5        8        12
Cross-Border Refinancing
 Portfolio                          3        3         3
Corporate Items                     5        5         4
                                ---------------------------
                                  269      261       228
Cumulative Effects of
 Accounting Changes(4)             --       --        --
-----------------------------------------------------------
TOTAL                            $269     $261      $228
-----------------------------------------------------------
GEOGRAPHIC DISTRIBUTION
United States                    $114     $119      $111
Western Europe                     56       53        42
Other(6)                           15       14        13
-----------------------------------------------------------
Total Developed Markets           185      186       166
-----------------------------------------------------------
Latin America(7)                   30       27        22
Asia/Pacific                       45       41        34
Other(8)                            9        7         6
-----------------------------------------------------------
Total Emerging Markets             84       75        62
-----------------------------------------------------------
TOTAL                            $269     $261      $228
-----------------------------------------------------------

(1) Includes net interest revenue and fees, commissions and other revenue.
(2) 1995 and 1994 reflects the effect of adopting FASB Interpretation No. 39, as of January 1, 1994.
(3) Reclassified to conform to the 1995 presentation.
(4) Represents cumulative effects of adopting SFAS No. 112 as of January 1, 1994 and SFAS No. 109 as of January 1, 1993.
(5) Includes approximately $58 million in 1995, $41 million in 1994, and $22 million in 1993 of tax-exempt income, reducing the federal income tax provision.
(6) Primarily Japan and Canada.
(7) Primarily Mexico, the Caribbean, Central and South America.
(8) Primarily Central and Eastern Europe, Middle East and Africa.

11. COMMITMENTS AND CONTINGENT LIABILITIES

Citicorp and its subsidiaries are obligated under a number of non-cancelable leases for premises and equipment. Minimum rental commitments on non-cancelable leases were in the aggregate
$2.3 billion, and for each of the five years subsequent to December 31, 1995, were $393 million (1996), $333 million (1997),
$301 million (1998), $263 million (1999), and $215 million (2000).
The minimum rental commitments do not include minimum sublease rentals under non-cancelable subleases of $168 million. Most of the leases have renewal or purchase options and escalation clauses. Rental expense was $547 million in 1995, excluding $74 million of sublease rental income, $548 million in 1994, excluding $68 million of sublease rental income, and $550 million in 1993, excluding $60 million of sublease rental income.


At December 31, 1995, certain investment securities, trading account assets, and other assets with a carrying value of $11.7 billion were pledged as collateral for borrowings, to secure public and trust deposits, and for other purposes.


Various legal proceedings are pending against Citicorp and its subsidiaries. Citicorp management considers that the aggregate liability, if any, resulting from these proceedings will not be material to Citicorp's financial position or results of operations.

12. FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING
STANDARDS

In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which is effective beginning in 1996. SFAS No. 121 does not apply to financial instruments, long-term customer relationships of a financial institution (for example, core deposit and credit cardholder intangibles), mortgage and other servicing rights, deferred policy acquisition costs, or deferred tax assets, all of which are covered by existing accounting standards. For assets within its scope, which include premises and equipment, other real estate owned, certain identifiable intangibles, and goodwill related to those assets, the new standard is similar to Citicorp's existing accounting policies. As a result, the new standard is not expected to have a significant impact on Citicorp.


In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which is effective beginning in 1996. SFAS No. 123 allows companies either to continue to account for stock-based employee compensation plans under existing accounting standards or to adopt a fair-value-based method of accounting as defined in the new standard. Citicorp will continue to follow the existing accounting standards for these plans.

13. STOCKHOLDER'S EQUITY OF CITIBANK, N.A.

Authorized capital stock of Citibank was 40 million shares at December 31, 1995 and 1994.

CHANGES IN STOCKHOLDER'S EQUITY

In Millions of Dollars                       1995         1994         1993
---------------------------------------------------------------------------
Balance at Beginning of Year              $14,140      $11,148      $ 9,047
ADDITIONS
Net Income                                  2,332        1,962        1,564
Contributions from Parent Company              --          651          602
Net Unrealized Gains Upon Adoption of
  SFAS No. 115                                 --          320           --
Change in Net Unrealized Gains on
  Securities Available for Sale                97         (100)          --
Other Net Additions                           117           61           40
---------------------------------------------------------------------------
                                            2,546        2,894        2,206
---------------------------------------------------------------------------
DEDUCTIONS
Dividends                                   1,500           --           --
Foreign Currency Translation                  (20)         (85)         110
Effect of Transfer from Securities Held
  to Maturity to Securities Available
  for Sale                                    262           --           --
Net Write-off (Amortization) of
  Intangibles Associated with
  Acquisition and Disposition of
  Subsidiaries and Affiliates                 (22)         (13)          (5)
---------------------------------------------------------------------------
                                            1,720          (98)         105
---------------------------------------------------------------------------
BALANCE AT END OF YEAR                    $14,966      $14,140      $11,148
---------------------------------------------------------------------------

The contributions from the Parent Company were primarily in the form of cash in 1994 and 1993.

Citibank charges retained earnings with the amount of goodwill associated with investments by Citibank in subsidiaries and affiliates to the extent that the investment exceeded the fair market value of identifiable net assets at the time of acquisition. Such charges are not reflected in the Citicorp consolidated financial statements, and the related amounts, net of amortization, aggregating $85 million, $104 million, and $110 million, at December 31, 1995, 1994, and 1993, respectively, are included in other assets in the Citicorp consolidated balance sheet in accordance with generally accepted accounting principles. Citicorp's equity investment in Citibank amounted to $15,051 million, $14,244 million, and $11,258 million at December 31, 1995, 1994, and 1993, respectively.

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

Citicorp's national and state-chartered bank subsidiaries can declare dividends to their respective parent companies in 1996, without regulatory approval, of approximately $3.9 billion, adjusted by the effect of their net income (loss) for 1996 up to the date of any such dividend declaration. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that its bank subsidiaries can distribute dividends to Citicorp of approximately $3.5 billion of the available $3.9 billion, adjusted by the effect of their net income (loss) up to the date of any such dividend declaration.

Citicorp also receives dividends from its non-bank subsidiaries. These nonbank subsidiaries are generally not subject to regula tory restrictions on their payment of dividends except that the approval of the Office of Thrift Supervision ("OTS") may be required if total dividends declared by a savings association in any calendar year exceed amounts specified by that agency's regulations.

Condensed Statement of Income

                                        Citicorp (Parent Company Only)
In Millions of Dollars                   1995        1994        1993
----------------------------------------------------------------------
REVENUE
Dividends from Subsidiary Banks        $1,600        $100        $120
Dividends from Subsidiaries
  Other Than Banks                        730         900         586
Interest from Subsidiaries                787         579         491

Other Revenue/1/                           72          36          10
                                        -----       -----       -----
                                        3,189       1,615       1,207
                                        -----       -----       -----

EXPENSE
Interest on Other Borrowed Funds          132         102          80
Interest and Fees Paid to Subsidiaries    137         111         173
Interest on Long-Term Debt and
  Subordinated Capital Notes/2/           947         730         724
Other Expense                              14          21          39
                                        -----       -----       -----
                                        1,230         964       1,016
                                        -----       -----       -----

Income Before Taxes, Cumulative
  Effect Of Accounting Change
 And Equity in Undistributed
 Income of Subsidiaries                 1,959         651         191
Income Tax Benefit--Current               102         132         164
Cumulative Effect of
 Accounting Change                         --          --         (20)
EQUITY IN UNDISTRIBUTED INCOME
 OF SUBSIDIARIES, BEFORE CUMULATIVE
 EFFECTS OF ACCOUNTING CHANGES          1,403       2,639       1,564
                                        -----       -----       -----

Income Before Cumulative
 Effects of Accounting Changes
 of Subsidiaries                        3,464       3,422       1,899
Equity in Cumulative Effects of
 Accounting Changes of Subsidiaries        --         (56)        320
Net Income                             $3,464      $3,366      $2,219
                                        =====       =====       =====

(1) Includes net securities gains (losses) of $1 million, $2 million, and $(9) million in 1995, 1994, and 1993, respectively.
(2) Includes interest on long-term debt of $829 million, $643 million, and $623 million in 1995, 1994, and 1993, respectively.

CONDENSED BALANCE SHEET

                                                Citicorp (Parent Company Only)
In Millions of Dollars                 DECEMBER 31, 1995     December 31, 1994
------------------------------------------------------------------------------
ASSETS
Deposits with Subsidiary Banks,
  Principally Interest-Bearing                    $2,424                $2,040
Securities--Available for Sale                     1,207                   759
Investments in and Advances to:
  Citibank, N.A. and Other
  Subsidiary Banks                                23,461                21,074
  Subsidiaries Other Than Banks                    8,386                 9,645
Other Assets                                         477                   546
                                                 -------               -------
TOTAL                                            $35,955               $34,064
                                                 -------               -------

LIABILITIES AND STOCKHOLDERS' EQUITY
Purchased Funds and Other Borrowings              $1,466                $1,626
Advance from Subsidiaries                             94                   182
Other Liabilities                                  1,240                 1,102
Long-Term Debt and Subordinated
  Capital Notes (Note 1)                          13,574                13,385
Stockholders' Equity                              19,581                17,769
                                                 -------               -------
TOTAL                                            $35,955               $34,064
                                                 -------               -------

CONDENSED STATEMENT OF CASH FLOWS
                                        Citicorp (Parent Company Only)
In Millions of Dollars                   1995        1994        1993
----------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                             $3,464      $3,366      $2,219
Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating
  Activities:
  Equity in Undistributed Income of
    Subsidiaries, Before Cumulative
    Effects of Accounting Changes      (1,403)     (2,639)     (1,564)
  Equity in Cumulative Effects of
    Accounting Changes of
    Subsidiaries                           --          56        (320)
  Other, Net                              203        (215)       (128)
                                     --------    --------    --------
NET CASH PROVIDED BY OPERATING
ACTIVITIES                              2,264         568         207
                                     --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Securities:
    Purchases                          (2,394)     (5,710)     (6,729)
    Sales                                 471       2,602          31
    Maturities                          1,525       4,059       7,816
  Subsidiaries:
    Investments and Advances          (78,370)   (277,810)   (235,477)
    Repayment of Advances              78,670     275,214     233,124
                                     --------    --------    --------
NET CASH USED IN INVESTING
  ACTIVITIES                              (98)     (1,645)     (1,235)
                                     --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Purchased Funds and Other Borrowings:
    Proceeds                            5,194      35,701      68,734
    Repayments                         (5,354)    (35,178)    (68,754)
  Advances from Subsidiaries:
    Proceeds                                5       1,419       1,814
    Repayments                            (84)     (1,321)     (2,038)
Long-Term Debt and Subordinated
    Capital Notes:
    Proceeds                            2,758       3,065       3,933
    Repayments                         (2,616)     (2,819)     (4,181)
  Preferred Stock:
    Proceeds from Issuance                390         388         654
    Redemption                           (125)       (100)         --
  Common Stock Issuance Proceeds          416         226         302
  Purchase of Treasury Stock           (1,531)         (5)         (3)
  Dividends Paid                         (835)       (533)       (313)
                                     --------    --------    --------
NET CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                 (1,782)        843         148
                                     --------    --------    --------
Net Increase (Decrease) in Deposits
  with Subsidiary Banks                   384        (234)       (880)
Deposits with Subsidiary Banks at
  Beginning of Year                     2,040       2,274       3,154
                                     --------    --------    --------
DEPOSITS WITH SUBSIDIARY BANKS
AT END OF YEAR                         $2,424      $2,040      $2,274
-------------------------------------========    ========    ========

Cash Paid During the Year for:
  Interest                               $980        $779        $999
  Income Taxes                            783         785         669
                                     --------    --------    --------

QUARTERLY FINANCIAL INFORMATION

                                                       Citicorp and Subsidiaries

In Millions of Dollars Except Share Data                                          1995                                        1994
--------------------------------------------------------------------------------------     ---------------------------------------
                                                  4TH        3RD        2ND        1ST        4th        3rd        2nd        1st
                                               ------     ------     ------     ------     ------     ------     ------     ------
Net Interest Revenue                           $2,560     $2,598     $2,468     $2,325     $2,322     $2,346     $2,158     $2,085
Fees, Commissions, and Other Revenue            2,229      2,159      2,221      2,118      2,190      1,979      1,892      1,776
                                               ------     ------     ------     ------     ------     ------     ------     ------
TOTAL REVENUE                                   4,789      4,757      4,689      4,443      4,512      4,325      4,050      3,861
Provision for Credit Losses                       531        576        493        391        558        436        472        415
Operating Expense                               2,818      2,793      2,798      2,693      2,723      2,630      2,456      2,447
                                               ------     ------     ------     ------     ------     ------     ------     ------
INCOME BEFORE TAXES AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE        1,440      1,388      1,398      1,359      1,231      1,259      1,122        999
Income Taxes/(1)/                                 535        511        545        530        189        365        245        390
                                               ------     ------     ------     ------     ------     ------     ------     ------
Income Before
  Cumulative Effect
  of Accounting Changes                           905        877        853        829      1,042        894        877        609
Cumulative Effect of Accounting Change/(2)/        --         --         --         --         --         --         --        (56)
                                               ------     ------     ------     ------     ------     ------     ------     ------
NET INCOME                                     $  905     $  877     $  853     $  829     $1,042     $  894     $  877     $  553
------------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE/(3)(4)/
On Common and Common Equivalent Shares
  Before Accounting Change                     $ 1.89     $ 1.79     $ 1.76     $ 1.71     $ 2.20     $ 1.87     $ 1.83     $ 1.24
  After Accounting Change/(2)/                   1.89       1.79       1.76       1.71       2.20       1.87       1.83       1.11
Assuming Full Dilution
  Before Accounting Change                     $ 1.72     $ 1.62     $ 1.57     $ 1.53     $ 1.95     $ 1.67     $ 1.64     $ 1.12
  After Accounting Change/(2)/                   1.72       1.62       1.57       1.53       1.95       1.67       1.64       1.01
------------------------------------------------------------------------------------------------------------------------------------
CASH DIVIDENDS DECLARED
Preferred Stock                                $   72     $   83     $   96     $   92     $   91     $   89     $   91     $   87
Common Stock                                      127        127        119        119         59         59         58         --
Common Stock, Per Share                        $ 0.30     $ 0.30     $ 0.30     $ 0.30     $ 0.15     $ 0.15     $ 0.15     $   --
------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                 $256,853   $257,536   $256,994   $269,013   $250,489   $253,149   $254,246   $241,096
------------------------------------------------------------------------------------------------------------------------------------
Common Stock Price Range/(5)/
High                                         $ 73-5/8   $ 71-7/8   $ 59-3/4   $ 45       $ 47-3/4   $ 45       $ 41-7/8   $ 43-3/4
Low                                            63-5/8     58-3/8     42-5/8     38-7/8     40         40         36-3/4     36-5/8
Close                                          67-1/4     70-3/4     57-7/8     42-5/8     41-3/8     42-1/2     39-7/8     37-1/2

(1) Includes valuation allowance change related to future years of $10 million in the fourth quarter and $30 million in the third quarter of 1995, and $150 million in the 1994 second quarter. Results for 1994 include valuation allowance change related to that year of $285 million in the fourth quarter, $124 million in the third quarter, $50 million in the second quarter, and $20 million in the first quarter of 1994.
(2) Refers to adoption of SFAS No. 112 in 1994. See Note 7 to the consolidated financial statements.
(3) See Note 9 to the consolidated financial statements.
(4) Full year 1995 earnings per share amounts exceed the amounts that would be derived from adding the quarterly periods, since common equivalent share amounts in the first three quarters of 1995 related to unredeemed Series 15 preferred shares, computed under applicable accounting guidelines, were higher based on market prices in those quarters.
(5) Based on the New York Stock Exchange composite listing.

        10-K CROSS-REFERENCE INDEX



This Annual Report and Form 10-K incorporate into a single document the requirements of the accounting profession and the Securities and Exchange Commission, including a comprehensive explanation of 1995 results.

Certain statistical data required by the Securities and Exchange Commission is included on pages 22 and 72 through 81.

-----------------------------------------------------------------
PART I                                                       Page
Item  1  Business...................... 4-19, 21-32, 36-38, 82-83
Item  2  Properties........................................... 83
Item  3  Legal Proceedings................................ 69, 82
Item  4  Not Applicable
-----------------------------------------------------------------
PART II
Item  5  Market for the Registrant's
         Common Equity and Related
         Stockholder Matters.......................... 70, 72, 88
Item  6  Selected Financial Data ......................... 22, 40
Item  7  Management's Discussion and
         Analysis of Financial Condition and
         Results of Operations......... 4-19,22-44,70,71,77,80,83
Item  8  Financial Statements and
         Supplementary Data................................ 46-81
Item  9  Not Applicable
----------------------------------------------------------------
PART III
Item 10  Directors and Executive Officers
         of the Registrant..................................... *
Item 11  Executive Compensation................................ *
Item 12  Security Ownership of Certain
         Beneficial Owners and Management...................... *
Item 13  Certain Relationships and Related
         Transactions.......................................... *
-----------------------------------------------------------------
PART IV
Item 14  Exhibits, Financial Statement
         Schedules, and Reports on Form 8-K................... 84
-----------------------------------------------------------------

* Citicorp's 1996 Proxy Statement is incorporated herein by reference. Such incorporation by reference shall not include the information referred to in
  Item 402(a)(8) of Regulation S-K.

FINANCIAL DATA SUPPLEMENT

AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS(1)(2)
In Millions of Dollars                                                                               1995
---------------------------------------------------------------------------------------------------------------------
                                                                      AVERAGE                   % AVERAGE
                                                                       VOLUME     INTEREST           RATE
                                                                     ------------------------------------------------
             INTEREST REVENUE
                        LOANS       Consumer Loans
             (NET OF UNEARNED       In U.S. Offices                  $ 50,918      $ 5,607          11.01
                      INCOME)(3)    In Offices Outside the U.S.(4)     48,811        6,251          12.81
                                                                      ------------------------------------------------
                                         Total Consumer Loans          99,729       11,858          11.89
                                                                      ------------------------------------------------
                                    Commercial Loans
                                    In U.S. Offices
                                       Commercial and Industrial        9,982          883           8.85
                                       Mortgage and Real Estate         5,413          413           7.63
                                       Loans to Financial Institutions    426           20           4.69
                                       Lease Financing                  3,198          231           7.22
                                    In Offices Outside the U.S.(4)     37,921        4,405          11.62
                                                                      ------------------------------------------------
                                         Total Commercial Loans        56,940        5,952          10.45
                                                                      ------------------------------------------------
                                         Total Loans                  156,669       17,810          11.37
                                                                      ------------------------------------------------
       FEDERAL FUNDS SOLD AND       In U.S. Offices                    11,816          675           5.71
            RESALE AGREEMENTS       In Offices Outside the U.S.(4)      2,408          381          15.82
                                                                      ------------------------------------------------
                                         Total                         14,224        1,056           7.42
                                                                      ------------------------------------------------
                   SECURITIES       At Cost/Lower of Cost or Market(5)
                                    In U.S. Offices
                                      Taxable                           1,460           96           6.58
                                      Exempt from U.S. Income Tax          --           --             --
                                    In Offices Outside the U.S.(4)      3,090          236           7.64
                                                                      ------------------------------------------------
                                         Total                          4,550          332           7.30
                                                                      ------------------------------------------------
                                    At Fair Value(5)
                                    In U.S. Offices
                                      Taxable                           5,419          254           4.69
                                      Exempt from U.S. Income Tax       1,599          107           6.69
                                    In Offices Outside the U.S.(4)      8,465          879          10.38
                                                                      ------------------------------------------------
                                         Total                         15,483        1,240           8.01
                                                                      ------------------------------------------------
                                         Total Securities              20,033        1,572           7.85
                                                                      ------------------------------------------------
              TRADING ACCOUNT       In U.S. Offices                    10,879          713           6.55
                       ASSETS       In Offices Outside the U.S.(4)     10,871        1,075           9.89
                                                                      ------------------------------------------------
                                         Total                         21,750        1,788           8.22
                                                                      ------------------------------------------------
    DEPOSITS AT INTEREST WITH       Principally in Offices Outside the
                        BANKS       U.S.(3)(4)                         11,288          770           6.82
                                                                      ------------------------------------------------
                                    Interest-Earning Assets           223,964      $22,996          10.27
                                    Non-Interest-Earning Assets(6)     44,817
                                                                      ------------------------------------------------
                                    TOTAL ASSETS                     $268,781
                                    ----------------------------------------------------------------------------------
             INTEREST EXPENSE
                     DEPOSITS       In U.S. Offices
                                      Savings Deposits(7)            $ 24,715      $   758           3.07
                                      Negotiable Certificates of
                                      Deposit                           1,429           90           6.30
                                      Other Time Deposits              10,327          651           6.30
                                    In Offices Outside the U.S.(4)    110,236        7,403           6.72
                                                                      ------------------------------------------------
                                         Total                        146,707        8,902           6.07
                                                                      ------------------------------------------------
              TRADING ACCOUNT       In U.S. Offices                     2,851          179           6.28
                  LIABILITIES       In Offices Outside the U.S.(4)      1,328          121           9.11
                                                                      ------------------------------------------------
                                         Total                          4,179          300           7.18
                                                                      ------------------------------------------------
         PURCHASED FUNDS AND        In U.S. Offices                    20,805        1,306           6.28
            OTHER BORROWINGS        In Offices Outside the U.S.(4)      6,053        1,073          17.73
                                                                      ------------------------------------------------
                                         Total                         26,858        2,379           8.86
                                                                      ------------------------------------------------
          LONG-TERM DEBT AND        In U.S. Offices                    14,736        1,063           7.21
  SUBORDINATED CAPITAL NOTES        In Offices Outside the U.S.(4)      3,492          368          10.54
                                                                      ------------------------------------------------
                                         Total                         18,228        1,431           7.85
                                                                      ------------------------------------------------
                                 Total Interest-Bearing Liabilities   195,972      $13,012           6.64
                                 Demand Deposits in U.S. Offices       11,636
                                 Other Non-Interest-Bearing
                                 Liabilities(6)                        42,279
                                 Total Stockholders' Equity            18,894
                                                                      ------------------------------------------------
                                 TOTAL LIABILITIES AND STOCKHOLDERS'
                                 EQUITY                              $268,781
                                 -------------------------------------------------------------------------------------
        NET INTEREST REVENUE
          AS A PERCENTAGE OF     In U.S. Offices(8)                  $101,161      $  4,238          4.19
           AVERAGE INTEREST-     In Offices Outside the U.S.(8)       122,803         5,746          4.68
              EARNING ASSETS                                          ------------------------------------------------
                                 TOTAL                               $223,964      $  9,984          4.46
----------------------------------------------------------------------------------------------------------------------

(1) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.
(2) Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 1 to the consolidated financial statements.
(3) Loans and interest-bearing deposits in the table above include cash-basis loans and cash-basis bank placements, respectively.
(4) Average rates in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain Latin American countries.
(5) 1995 and 1994 amounts reflect the effect of adopting SFAS No. 115.
(6) Gross unrealized gains and losses on off-balance sheet trading positions related to the implementation of FASB Interpretation No. 39 in the 1995 and 1994 periods are reported in non-interest-earning assets and non-interest-bearing liabilities, respectively.
(7) Savings deposits consist of Insured Money Market Rate accounts, NOW accounts, and other savings deposits.
(8) Includes appropriate allocations for captial and funding costs based on the location of the asset.


                                                                        1994
                           -------------------------------------------------
                           Average Volume     Interest        % Average Rate
                           -------------------------------------------------
INTEREST REVENUE
 LOANS (NET OF
   UNEARNED
   INCOME) (3)
  Consumer Loans
   In U.S. Offices              $ 44,290        $ 4,544         10.26
   In Offices Outside
     the U.S. (4)                 42,555          5,309         12.48
                                --------        -------         -----
       Total Consumer
         Loans                    86,845          9,853         11.35
                                --------        -------         -----
  Commercial Loans
   In U.S. Offices
    Commercial and Industrial     10,284            770          7.49
    Mortgage and Real Estate       6,628            409          6.17
    Loans to Financial
      Institutions                   438             17          3.88
    Lease Financing                3,481            238          6.84
   In Offices Outside the
     U.S. (4)                     34,397          4,954         14.40
                                --------        -------         -----
       Total Commercial
         Loans                    55,228          6,388         11.57
                                --------        -------         -----
       Total Loans               142,073         16,241         11.43
                                --------        -------         -----
FEDERAL FUNDS SOLD AND
  RESALE AGREEMENTS
 In U.S. Offices                  14,924            593          3.97
 In Offices Outside the
   U.S. (4)                        2,725          2,725        100.00
                                --------        -------         -----
       Total                      17,649          3,318         18.80
                                --------        -------         -----
SECURITIES
 At Cost/Lower of Cost
   or Market (5)
 In U.S. Offices
  Taxable                          1,962            114          5.81
  Exempt from U.S. Income
    Tax                               --             --            --
 In Offices Outside
   the U.S. (4)                    3,173            204          6.43
                                --------        -------         -----
       Total                       5,135            318          6.19
                                --------        -------         -----
 At Fair Value (5)
 In U.S. Offices
  Taxable                          4,263            179          4.20
  Exempt from U.S. Income
    Tax                            1,297             90          6.94
 In Offices Outside the
   U.S.  (4)                       7,868            702          8.92
                                --------        -------         -----
       Total                      13,428            971          7.23
                                --------        -------         -----
       Total Securities           18,563          1,289          6.94
                                --------        -------         -----
TRADING ACCOUNT
ASSETS
 In U.S. Offices                  14,210            862          6.07
 In Offices Outside the
   U.S. (4)                       11,214          1,234         11.00
                                --------        -------         -----
       Total                      25,424          2,096          8.24
                                --------        -------         -----
DEPOSITS AT INTEREST
  WITH BANKS
 Principally in Offices
   Outside the U.S. (3)(4)         9,609            895          9.31
                                --------        -------         -----
 Interest-Earning Assets         213,318        $23,839         11.18
 Non-Interest-Earning
   Assets (4)                     47,686
                                --------        -------         -----
           TOTAL ASSETS         $261,004
                                ========        =======         =====
INTEREST EXPENSE
 DEPOSITS
  In U.S. Offices
   Savings Deposits (7)         $ 25,935          $ 545          2.10
   Negotiable Certificates
     of Deposit                    1,102             88          7.99
   Other Time Deposits            10,046            558          5.55
 In Offices Outside the
   U.S.  (4)                      98,536          7,805          7.92
                                --------        -------         -----
           Total                 135,619          8,996          6.63
                                --------        -------         -----
TRADING ACCOUNT
 LIABILITIES
  In U.S. Offices                  3,052            174          5.70
  In Offices Outside the
    U.S. (4)                       1,641             93          5.67
                                --------        -------         -----
            Total                  4,693            267          5.69
                                --------        -------         -----
PURCHASED FUNDS AND
  OTHER BORROWINGS
 In U.S. Offices                  25,613          1,238          4.83
 In Offices Outside the
   U.S. (4)                        7,173          2,701         37.66
                                --------        -------         -----
            Total                 32,786          3,939         12.01
                                --------        -------         -----
LONG-TERM DEBT AND
  SUBORDINATED CAPITAL
  NOTES
 In U.S. Offices                  14,240            856          6.01
 In Offices Outside the
   U.S. (4)                        2,724            844         30.98
                                --------        -------         -----
             Total                16,964          1,700         10.02
                                --------        -------         -----
 Total Interest-Bearing
   Liabilities                   190,062        $14,902          7.84
  Demand Deposits in
    U.S. Offices                  12,363
  Other Non-Interest-
    Bearing Liabilities (6)       42,878
  Total Stockholders' Equity      15,701
                                --------        -------         -----
  TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY        $261,004
                                ========        =======         =====
NET INTEREST REVENUE AS A
  PERCENTAGE OF AVERAGE
  INTEREST-EARNING ASSETS
 In U.S. Offices  (8)           $101,777        $ 3,896          3.83
 In Offices Outside the
   U.S. (8)                      111,541          5,041          4.52
                                --------        -------         -----
             TOTAL              $213,318        $ 8,937          4.19
                                ========        =======         =====


                                                Citicorp and Subsidiaries
                                                                     1993
                        -------------------------------------------------
                        Average Volume     Interest     % Average Rate
                        -------------------------------------------------
INTEREST REVENUE
  LOANS (NET OF
    UNEARNED
    INCOME) (3)
   Consumer Loans
    In U.S. Offices             $ 44,549        $ 4,325          9.71
    In Offices Outside
      the U.S. (4)                36,885          4,758         12.90
                                --------        -------         -----
        Total Consumer
          Loans                   81,434          9,083         11.15
                                --------        -------         -----
   Commercial Loans
    In U.S. Offices
     Commercial and Industrial    10,279            677          6.59
     Mortgage and Real Estate      8,420            405          4.81
     Loans to Financial
       Institutions                  467             12          2.57
     Lease Financing               3,537            266          7.52
    In Offices Outside the
      U.S. (4)                    34,871          5,971         17.12
                                --------        -------        ------
        Total Commercial
          Loans                   57,574          7,331         12.73
                                --------        -------        ------
        Total Loans              139,008         16,414         11.81
                                --------        -------        ------
 FEDERAL FUNDS SOLD AND
   RESALE AGREEMENTS
  In U.S. Offices                 11,733            354          3.02
  In Offices Outside the
    U.S. (4)                       2,105          2,598        123.42
                                --------        -------        ------
        Total                     13,838          2,952         21.33
                                --------        -------        ------
 SECURITIES
  At Cost/Lower of Cost
    or Market (5)
  In U.S. Offices
   Taxable                         4,511            244          5.41
   Exempt from U.S. Income
     Tax                             178             11          6.18
  In Offices Outside
    the U.S. (4)                   7,269            651          8.96
                                --------        -------        ------
        Total                     11,958            906          7.58
                                --------        -------        ------
  At Fair Value (5)
  In U.S. Offices
   Taxable                         1,168             46         3.94
   Exempt from U.S. Income
     Tax                             --              --           --
  In Offices Outside the
    U.S.  (4)                        219              4          1.83
                                --------        -------        ------
        Total                      1,387             50          3.60
                                --------        -------        ------
        Total Securities          13,345            956          7.16
                                --------        -------        ------
 TRADING ACCOUNT
 ASSETS
  In U.S. Offices                 13,440            716          5.33
  In Offices Outside the
    U.S. (4)                       9,910          1,772         17.88
                                --------        -------        ------
        Total                     23,350          2,488         10.66
                                --------        -------        ------
 DEPOSITS AT INTEREST
   WITH BANKS
  Principally in Offices
    Outside the U.S. (3)(4)       9,075          1,016          11.20
                               --------        -------         ------
  Interest-Earning Assets       198,616        $23,826          12.00
  Non-Interest-Earning
    Assets (4)                   29,624
                               --------        -------         ------
            TOTAL ASSETS       $228,240
                               ========        =======         ======
 INTEREST EXPENSE
  DEPOSITS
   In U.S. Offices
    Savings Deposits (7)       $ 26,349          $ 491           1.86
    Negotiable Certificates
      of Deposit                  1,433             89           6.21
    Other Time Deposits          12,569            801           6.37
  In Offices Outside the
    U.S.  (4)                    89,064          8,416           9.45
                               --------        -------         ------
            Total               129,415          9,797           7.57
                               --------        -------         ------
 TRADING ACCOUNT
  LIABILITIES
   In U.S. Offices                2,082            116           5.57
   In Offices Outside the
     U.S. (4)                     1,509             79           5.24
                               --------        -------         ------
             Total                3,591            195           5.43
                               --------        -------         ------
 PURCHASED FUNDS AND
   OTHER BORROWINGS
  In U.S. Offices                20,074            885           4.41
  In Offices Outside the
    U.S. (4)                      6,602          3,270          49.53
                               --------        -------         ------
             Total               26,676          4,155          15.58
                               --------        -------         ------
 LONG-TERM DEBT AND
   SUBORDINATED CAPITAL
   NOTES
  In U.S. Offices                16,110            952           5.91
  In Offices Outside the
    U.S. (4)                      2,725          1,022          37.50
                               --------        -------         ------
              Total              18,835          1,974          10.48
                               --------        -------         ------
  Total Interest-Bearing
    Liabilities                 178,517        $16,121           9.03
   Demand Deposits in
     U.S. Offices                11,992
   Other Non-Interest-
     Bearing Liabilities (6)     25,220
   Total Stockholders' Equity    12,511
                               --------        -------         ------
   TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY      $228,240
                               ========        =======         ======
 NET INTEREST REVENUE AS A
   PERCENTAGE OF AVERAGE
   INTEREST-EARNING ASSETS
  In U.S. Offices  (8)         $ 98,282        $ 3,396           3.46
  In Offices Outside the
    U.S. (8)                    100,334          4,309           4.29
                               --------        -------         ------
              TOTAL            $198,616        $ 7,705           3.88
                               ========        =======         ======


(1) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.
(2) Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 1 to the consolidated financial statements.
(3) Loans and interest-bearing deposits in the table above include cash-basis loans and cash-basis bank placements, respectively.
(4) Average rates in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain Latin American countries.
(5) 1995 and 1994 amounts reflect the effect of adopting SFAS No. 115.
(6) Gross unrealized gains and losses on off-balance sheet trading positions related to the implementation of FASB Interpretation No. 39 in the 1995 and 1994
    periods are reported in non-interest-earning assets and non-interest-bearing liabilities, respectively.
(7) Savings deposits consist of Insured Money Market Rate accounts, NOW accounts, and other savings deposits.
(8) Includes appropriate allocations for capital and funding costs based on the location of the asset.

ANALYSIS OF CHANGES IN NET INTEREST REVENUE

Taxable Equivalent Basis (1)                             1995 vs 1994                                 1994 vs 1993
------------------------------------------------------------------------------------------------------------------
                                      INCREASE (DECREASE)                     Increase (Decrease)
                                        DUE TO CHANGE IN:                       Due to Change in:
                                      -------------------                  ----------------------
                                      AVERAGE     AVERAGE           NET    Average        Average             Net
In Millions of Dollars                 VOLUME        RATE    CHANGE (2)     Volume           Rate      Change (2)
-----------------------------------------------------------------------------------------------------------------
LOANS--CONSUMER
In U.S. Offices                          $713        $350        $1,063      $(25)          $244          $219
In Offices Outside
 the U.S. (3)                             798         144           942       711           (160)          551
                                      -------    --------   -----------   --------       --------    ------------
  TOTAL                                 1,511         494         2,005       686             84           770
                                      -------    --------   -----------   --------       --------    ------------
LOANS--COMMERCIAL
In U.S. Offices                          (132)        245           113      (118)           192            74
In Offices Outside
 the U.S. (3)                             474      (1,023)         (549)      (80)          (937)       (1,017)
                                      -------    --------   -----------   --------       --------    ------------
  TOTAL                                   342        (778)         (436)     (198)          (745)         (943)
                                      -------    --------   -----------   --------       --------    ------------
  Total Loans                           1,853        (284)        1,569       488           (661)         (173)
                                      -------    --------   -----------   --------       --------    ------------
FEDERAL FUNDS SOLD AND RESALE
 AGREEMENTS
In U.S. Offices                          (141)        223            82       110            129           239
In Offices Outside
 the U.S. (3)                            (285)     (2,059)       (2,344)      677           (550)          127
                                      -------    --------   -----------   --------       --------    ------------
  TOTAL                                  (426)     (1,836)       (2,262)      787           (421)          366
                                      -------    --------   -----------   --------       --------    ------------
SECURITIES
In U.S. Offices                            51          23            74        85             (3)           82
In Offices Outside
 the U.S. (3)                              44         165           209       294            (43)          251
                                      -------    --------   -----------   --------       --------    ------------
  TOTAL                                    95         188           283       379            (46)          333
                                      -------    --------   -----------   --------       --------    ------------
TRADING ACCOUNT ASSETS
In U.S. Offices                          (214)         65          (149)       43            103           146

In Offices Outside
 the U.S. (3)                             (37)      (122)          (159)      210           (748)         (538)
                                      -------    --------   -----------   --------       --------    ------------
  TOTAL                                  (251)       (57)          (308)      253           (645)         (392)
                                      -------    --------   -----------   --------       --------    ------------
DEPOSITS AT INTEREST
 WITH BANKS
Principally in Offices
 Outside the
 U.S. (3)                                 140       (265)          (125)       57           (178)         (121)
                                      -------    --------   -----------   --------       --------    ------------
TOTAL INTEREST
 REVENUE                               $1,411    $(2,254)         $(843)   $1,964        $(1,951)          $13
----------------------------------------------------------------------------------------------------------------
DEPOSITS
In U.S. Offices                          $(20)       $328          $308     $(108)          $(82)        $(190)
In Offices Outside
 the U.S. (3)                             865      (1,267)         (402)      838         (1,449)         (611)
                                      -------    --------   -----------   --------       --------    ------------
  TOTAL                                   845        (939)          (94)      730         (1,531)         (801)
                                      -------    --------   -----------   --------       --------    ------------
TRADING ACCOUNT
 LIABILITIES
In U.S. Offices                           (12)         17             5        55              3            58
In Offices Outside
 the U.S. (3)                             (20)         48            28         7              7            14
                                      -------    --------   -----------   --------       --------    ------------
  TOTAL                                   (32)         65            33        62             10            72
                                      -------    --------   -----------   --------       --------    ------------
PURCHASED FUNDS AND
 OTHER BORROWINGS

In U.S. Offices                          (259)       327            68       262             91           353
In Offices Outside
 the U.S. (3)                            (371)    (1,257)       (1,628)      264           (833)         (569)
                                      -------    --------   -----------   --------       --------    ------------
  TOTAL                                  (630)      (930)       (1,560)      526           (742)         (216)
                                      -------    --------   -----------   --------       --------    ------------
LONG-TERM DEBT AND
 SUBORDINATED
 CAPITAL NOTES
In U.S. Offices                            31        176           207      (112)            16           (96)
In Offices Outside
 the U.S. (3)                             191       (667)         (476)       --           (178)         (178)
                                      -------    --------   -----------   --------       --------    ------------
  TOTAL                                   222       (491)         (269)     (112)          (162)         (274)
                                      -------    --------   -----------   --------       --------    ------------

TOTAL INTEREST
 EXPENSE                                 $405    $(2,295)      $(1,890)   $1,206        $(2,425)      $(1,219)
----------------------------------------------------------------------------------------------------------------
NET INTEREST
 REVENUE                               $1,006        $41        $1,047      $758           $474         $1,232
----------------------------------------------------------------------------------------------------------------

(1) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.
(2) Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change."
(3) Changes in average rates in offices outside the U.S. may reflect changes in prevailing local interest rates, including the effects of inflation and monetary correction in certain Latin American countries.


LOANS OUTSTANDING
In Millions of Dollars at Year-End                 1995            1994            1993            1992            1991
-----------------------------------------------------------------------------------------------------------------------
CONSUMER LOANS
In U.S. Offices
  Mortgage and Real Estate                      $22,604         $21,089         $22,719         $26,140         $30,833
  Installment, Revolving Credit, and Other       32,429          29,523          22,490          21,509          26,743
  Lease Financing                                    --              32             152             353             576
                                               ------------------------------------------------------------------------
                                                 55,033          50,644          45,361          48,002          58,152
                                               ------------------------------------------------------------------------
In Offices Outside the U.S.
  Mortgage and Real Estate                       18,240          16,830          13,908          12,863          13,124
  Installment, Revolving Credit, and Other       32,521          29,303          25,355          23,011          21,018
  Lease Financing                                   765             732             672             746             890
                                               ------------------------------------------------------------------------
                                                 51,526          46,865          39,935          36,620          35,032
                                               ------------------------------------------------------------------------
                                                106,559          97,509          85,296          84,622          93,184
Unearned Income                                    (916)           (909)           (942)         (1,169)         (1,645)
                                               ------------------------------------------------------------------------
Consumer Loans--Net                             105,643          96,600          84,354          83,453          91,539
                                               ------------------------------------------------------------------------
COMMERCIAL LOANS
In U.S. Offices
  Commercial and Industrial                       9,509          10,236           8,969          10,168          11,792
  Mortgage and Real Estate                        4,681           5,616           7,440           9,194          11,452
  Loans to Financial Institutions                   365             297             269             271             528
  Lease Financing                                 3,239           3,271           3,541           3,547           3,554
                                               ------------------------------------------------------------------------
                                                 17,794          19,420          20,219          23,180          27,326
                                               ------------------------------------------------------------------------
In Offices Outside the U.S.
  Commercial and Industrial                      32,966          27,120          23,624          21,332          19,015
  Mortgage and Real Estate                        1,901           1,995           2,201           2,657           4,234
  Loans to Financial Institutions                 4,229           3,263           3,123           3,300           3,047
  Governments and Official Institutions           2,180           3,265           4,807           5,055           4,881
  Lease Financing                                 1,098             934             800             927           1,150
                                               ------------------------------------------------------------------------
                                                 42,374          36,577          34,555          33,271          32,327
                                               ------------------------------------------------------------------------
                                                 60,168          55,997          54,774          56,451          59,653
Unearned Income                                    (169)           (177)           (161)           (194)           (248)
                                               ------------------------------------------------------------------------
Commercial Loans--Net                            59,999          55,820          54,613          56,257          59,405
                                               ------------------------------------------------------------------------
TOTAL LOANS--NET OF UNEARNED INCOME            $165,642        $152,420        $138,967        $139,710        $150,944
                                               ------------------------------------------------------------------------

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES
MATURITIES OF THE GROSS COMMERCIAL LOAN PORTFOLIO
                                                    DUE           OVER 1 BUT
                                                 WITHIN               WITHIN              OVER
In Millions of Dollars at Year-End               1 YEAR              5 YEARS           5 YEARS           TOTAL
-----------------------------------------------------------------------------------------------------------------------
In U.S. Offices
  Commercial and Industrial Loans                $3,226               $4,417            $1,866          $9,509
  Mortgage and Real Estate                        1,425                2,660               596           4,681
  Loans to Financial Institutions                   137                  159                69             365
  Lease Financing                                   704                1,526             1,009           3,239
In Offices Outside the U.S.                      30,528                8,398             3,448          42,374
                                               ------------------------------------------------------------------------
TOTAL                                           $36,020              $17,160            $6,988         $60,168
                                               ------------------------------------------------------------------------
Sensitivity of Loans Due After One Year to
 Changes in Interest Rates(1)
  Loans at Predetermined Interest Rates                              $ 3,933            $2,165
  Loans at Floating or Adjustable Interest
   Rates                                                              13,227             4,823
                                                                   -----------------------------
TOTAL                                                                $17,160            $6,988
                                                                   -----------------------------

(1) Based on contractual terms. Repricing characteristics may effectively be modified from time to time using derivative contracts. See Note 1 to the consolidated financial statements.

CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS

In Millions of Dollars at Year-End                                  1995          1994(1)        1993(1)      1992(1)      1991(1)

------------------------------------------------------------------------------------------------------------------------------------

COMMERCIAL CASH-BASIS LOANS
Collateral-Dependent (At Lower of Cost or Collateral Value)(2)    $  779        $1,347         $2,704       $4,086       $3,698
Other, Including Refinancing Portfolio                               755           770          1,970        2,920        4,652
------------------------------------------------------------------------------------------------------------------------------------

TOTAL COMMERCIAL CASH-BASIS LOANS                                 $1,534        $2,117         $4,674       $7,006       $8,350
------------------------------------------------------------------------------------------------------------------------------------

COMMERCIAL CASH-BASIS LOANS(3)
In U.S. Offices                                                   $  925        $1,547         $2,841       $4,689       $5,199
In Offices Outside the U.S., Excluding Refinancing Countries         587           466            792        1,015        1,417
In Refinancing Countries(4)                                           22           104          1,041        1,302        1,734
------------------------------------------------------------------------------------------------------------------------------------

TOTAL COMMERCIAL CASH-BASIS LOANS                                 $1,534        $2,117         $4,674       $7,006       $8,350
------------------------------------------------------------------------------------------------------------------------------------

COMMERCIAL RENEGOTIATED LOANS(5)
In U.S. Offices                                                   $  309        $  563         $  641       $  267       $   67
In Offices Outside the U.S.                                          112           155             67           56           17
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL COMMERCIAL RENEGOTIATED LOANS                               $  421        $  718         $  708       $  323       $   84
------------------------------------------------------------------------------------------------------------------------------------

CONSUMER LOANS ON WHICH ACCRUAL OF INTEREST HAD BEEN SUSPENDED(6)
In U.S. Offices                                                   $1,413        $1,538         $1,965       $2,323       $2,825
In Offices Outside the U.S.                                        1,247         1,066            948          849          692
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL CONSUMER LOANS ON WHICH ACCRUAL OF INTEREST
  HAD BEEN SUSPENDED                                              $2,660        $2,604        $2,913        $3,172       $3,517
-----------------------------------------------------------------------------------------------------------------------------------
ACCRUING LOANS 90 OR MORE DAYS DELINQUENT(6)(7)
In U.S. Offices                                                   $  499        $  415        $  635        $  671       $  755
In Offices Outside the U.S.                                          498           460           421           382          399
------------------------------------------------------------------------------------------------------------------------------------

TOTAL ACCRUING LOANS 90 OR MORE DAYS DELINQUENT                   $  997        $  875        $1,056        $1,053       $1,154
------------------------------------------------------------------------------------------------------------------------------------

(1) Reclassified to reflect the adoption of SFAS No. 114 as of January 1, 1995.
(2) This table presents data in a manner that distinguishes cash-basis collateral-dependent loans from other cash-basis loans. A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.
(3) Refer to discussion of cash-basis commercial loans on pages 30 and 31.
(4) Refer to Cross-Border Refinancing Portfolio discussion on page 32.
(5) The effective interest rates on $97 million of renegotiated loans at December 31, 1995 are at market rates and, therefore, these loans may be transferred to full performing status in 1996.
(6) Refer to discussion of consumer loan portfolio on pages 27 and 28.
(7) Includes consumer loans of $951 million, $828 million, $802 million, $857 million, and $955 million at December 31, 1995, 1994, 1993, 1992, and 1991, respectively, of which $208 million, $150 million, $114 million, $109 million, and $101 million, respectively, are government-guaranteed student loans.

OTHER REAL ESTATE OWNED (OREO) AND ASSETS PENDING DISPOSITION(1)

In Millions of Dollars at Year-End                                  1995          1994(2)        1993(2)      1992(2)      1991(2)
------------------------------------------------------------------------------------------------------------------------------------

CONSUMER OREO                                                     $  529        $  569         $  733       $  869       $  641
COMMERCIAL OREO
   North America Commercial Real Estate                              425           806          1,173        1,316        1,082
   Other                                                             200           152            464          559          213
-----------------------------------------------------------------------------------------------------------------------------------

   Total Commercial                                                  625           958          1,637        1,875        1,295
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL OREO                                                        $1,154        $1,527         $2,370       $2,744       $1,936
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS PENDING DISPOSITION(3)                                     $  205        $  195         $  429       $  346       $   --
-----------------------------------------------------------------------------------------------------------------------------------

(1) Carried at the lower of cost or estimated fair value.
(2) Reclassified to reflect the adoption of SFAS No. 114 as of January 1, 1995.
(3) Represents consumer residential mortgage loans that have a high probability of foreclosure.



FOREGONE INTEREST REVENUE ON LOANS(1)

                                                                                      In         In Offices
                                                                                     U.S.           Outside            1995
In Millions of Dollars                                                            Offices          the U.S.           TOTAL
------------------------------------------------------------------------------------------------------------------------------------

Interest Revenue that Would Have Been Accrued at Original Contractual Rates(2)       $251              $296            $547
Amount Recognized as Interest Revenue(2)                                              114               118             232
------------------------------------------------------------------------------------------------------------------------------------

FOREGONE INTEREST REVENUE                                                            $137              $178            $315
------------------------------------------------------------------------------------------------------------------------------------


(1) Relates to commercial cash-basis and renegotiated loans and consumer loans on which accrual of interest had been suspended.
(2) Interest revenue in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain countries.


DETAILS OF CREDIT LOSS EXPERIENCE
In Millions of Dollars at Year-End                     1995            1994            1993            1992            1991
                                                 ------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES AT BEGINNING OF YEAR      $5,155          $4,379          $3,859          $3,308          $4,451
                                                 ---------------------------------------------------------------------------
ADDITIONS
Provision for Credit Losses                            1,991           1,881           2,600           4,146           3,890

DEDUCTIONS
GROSS CREDIT LOSSES
CONSUMER/1/
  In U.S. Offices                                      1,137           1,120           1,245           1,744           1,670
  In Offices Outside the U.S.                            825             594             504             494             460
COMMERCIAL
 Mortgage and Real Estate:
  In U.S. Offices                                        118             200             333             813             511
  In Offices Outside the U.S.                             25              48             132             249             314
Governments and Official Institutions
 (in Offices Outside the U.S.)                            37              --             131              40           1,212
Loans to Financial Institutions:
  In U.S. Offices                                         --              --              --              --             171
  In Offices Outside the U.S.                             11              --               9               2              19
Commercial and Industrial:
  In U.S. Offices                                         48              57             148             408             271
  In Offices Outside the U.S.                            137              64             175             305             735
                                                 ---------------------------------------------------------------------------
                                                       2,338           2,083           2,677           4,055           5,363
                                                 ---------------------------------------------------------------------------
CREDIT RECOVERIES
CONSUMER/1/
  In U.S. Offices                                        231             214             207             189             202
  In Offices Outside the U.S.                            187             147             132             130             125
COMMERCIAL
 Mortgage and Real Estate:
  In U.S. Offices                                         26              15              48               4              --
  In Offices Outside the U.S.                             21               8               8               1              10
Governments and Official Institutions
 (in Offices Outside the U.S.)                            52             240              42              13              10
Loans to Financial Institutions
 (in Offices Outside the U.S.)                             1               3              22              10               5
Commercial and Industrial:
  In U.S. Offices                                         82              64              54              37              12
  In Offices Outside the U.S.                             46             248             105              95              65
                                                 ---------------------------------------------------------------------------

                                                         646             939             618             479             429
                                                 ---------------------------------------------------------------------------

NET CREDIT LOSSES
  In U.S. Offices                                        964           1,084           1,417           2,735           2,409
  In Offices Outside the U.S.                            728              60             642             841           2,525
                                                 ---------------------------------------------------------------------------
                                                       1,692           1,144           2,059           3,576           4,934
                                                 ---------------------------------------------------------------------------
OTHER-NET/2/                                             (86)             39             (21)            (19)            (99)
                                                 ---------------------------------------------------------------------------

ALLOWANCE FOR CREDIT LOSSES AT END OF YEAR            $5,368          $5,155          $4,379          $3,859          $3,308
                                                 ---------------------------------------------------------------------------

  Net Consumer Credit Losses                          $1,544          $1,353          $1,410          $1,919          $1,803
    As a Percentage of Average Consumer Loans           1.55            1.56            1.73            2.16            1.97

  Net Commercial Credit Losses (Recoveries)              148             (209)           649           1,657           3,131
    As a Percentage of Average Commercial Loans         0.26               NM           1.13            2.80            5.13

(1) Consumer credit losses and recoveries primarily relate to revolving credit and installment loans.
(2) Includes net transfers (to) from the reserve for Consumer sold portfolios and foreign exchange effects.
NM Not meaningful for 1994 as recoveries result in a negative percentage.


AVERAGE DEPOSIT LIABILITIES IN OFFICES OUTSIDE THE U.S.(1)
In Millions of Dollars at Year-End                                             1995                   1994                  1993
-----------------------------------------------------------------------------------------------------------------------------------
                                                                          % AVERAGE              % Average             % Average
                                                              AVERAGE     INTEREST      Average  Interest     Average  Interest
                                                              BALANCE       RATE        Balance    Rate       Balance    Rate
-----------------------------------------------------------------------------------------------------------------------------------
Banks(2)                                                     $ 12,777        8.18      $ 12,890   18.89       $11,978    16.83
Other Demand Deposits                                          25,569        3.52        25,671    2.31        19,553     2.69
Other Time and Savings Deposits(2)                             79,157        6.89        66,695    7.16        63,260     9.28
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                        $117,503        6.30      $105,256    7.42       $94,791     8.88
-----------------------------------------------------------------------------------------------------------------------------------

(1) Interest rates and amounts include the effects of risk management activities, and also reflect the impact of the local interest rates prevailing in certain Latin American countries. See Note 1 to the consolidated financial statements.
(2) Primarily consists of time certificates of deposit and other time deposits in denominations of $100,000 or more.

TIME DEPOSITS IN U.S. OFFICES
MATURITY PROFILE

                                                                        UNDER       OVER 3 TO       OVER 6 TO        OVER
In Millions of Dollars ($100,000 or more) at Year-End 1995            3 MONTHS       6 MONTHS       12 MONTHS     12 MONTHS
-----------------------------------------------------------------------------------------------------------------------------------
Certificates of Deposit                                                 $1,699         $530             $366          $557
Other Time Deposits                                                        597          160               45           257
-----------------------------------------------------------------------------------------------------------------------------------

PURCHASED FUNDS AND OTHER BORROWINGS(1)
                                                FEDERAL FUNDS PURCHASED
                                                AND SECURITIES SOLD UNDER
                                                REPURCHASE AGREEMENTS(2)          COMMERCIAL PAPER(3)        OTHER FUNDS BORROWED(2)
                                            ------------------------------      -----------------------     ------------------------

In Millions of Dollars                      1995          1994        1993      1995      1994     1993     1995      1994     1993
------------------------------------------------------------------------------------------------------------------------------------

Amount Outstanding at Year-End            $ 7,904       $12,097      $9,649     $1,633   $1,520   $1,005   $6,797    $7,290   $6,123

Average Outstanding During the Year        18,890        24,160      19,806      1,718    1,938      734    6,250     6,688    6,135

Maximum Month-End Outstanding              21,960        26,857      20,706      1,831    2,269    1,005    7,383     8,157    6,995

-----------------------------------------------------------------------------------------------------------------------------------

Weighted-Average Interest Rate
  During the Year                            6.25%         4.86%       6.08%      5.88%    4.44%    3.27%   17.57%    40.06%  47.71%

  At Year-End                                6.51          5.36        3.38       5.94     5.53     3.31    13.63     13.51  470.07
-----------------------------------------------------------------------------------------------------------------------------------

(1) Original maturities of less than one year. Interest rates and amounts include the effects of risk management activities. See Note 1 to the consolidated financial statements.
(2) Rates reflect the impact of the local interest rates prevailing in certain Latin American countries.
(3) Amounts outstanding at December 31, 1995, 1994, and 1993 include $452 million, $462 million, and $671 million, respectively, issued by The Student Loan Corporation.

CROSS-BORDER AND NON-LOCAL CURRENCY OUTSTANDINGS

Cross-border and non-local currency outstandings are presented on a regulatory basis and include cross-border and non-local currency claims on third parties as well as investments in and funding of local Citicorp franchises. Total outstandings include claims funded with non-local currency liabilities where the funds providers agree that, in the event their claims cannot be repaid in U.S. dollars or other non-local currency due to a sovereign event, they will accept payment in local currency or wait to receive the non-local currency at such time as it becomes available. Cross-border and non-local currency claims on third parties (trade, short-term, and medium- and long-term claims) include loans, securities, deposits at interest with banks, and other monetary assets, as well as investments in affiliates. Adjustments have been made to assign externally guaranteed outstandings to the country of the guarantor and outstandings for which tangible, liquid collateral is held outside of the obligor's country to the country in which the collateral is held. For securities received as collateral, outstandings are assigned to the domicile of the issuer of the securities.

COUNTRIES WITH OUTSTANDINGS EXCEEDING 1% OF TOTAL ASSETS(1)(2)

                                                                                      1995            1994            1993
-------------------------------------------------------------------------------------------------------------------------------
                                               CROSS-BORDER AND
                                                  NON-LOCAL
                                               CURRENCY CLAIMS      INVESTMENTS
                                               ON THIRD PARTIES       IN AND
---------------------------------------------------------------     FUNDING OF
In Billions of                        PUBLIC   PRIVATE            LOCAL CITICORP      TOTAL           Total          Total
Dollars at Year-End        BANKS      SECTOR   SECTOR     TOTAL     FRANCHISES     OUTSTANDINGS    Outstandings   Outstandings
-------------------------------------------------------------------------------------------------------------------------------
United Kingdom             $0.2        $0.1     $4.3       $4.6         $3.0            $7.6            $6.7            $7.7
Brazil(3)                   0.3         1.9      1.7        3.9          1.2             5.1             4.0             2.4
Japan                       0.3         0.1      1.9        2.3          1.3             3.6             2.0             2.8
Argentina(3)                0.1          --      2.3        2.4          0.5             2.9             2.5             2.0
Mexico(3)                   0.1         2.1      0.5        2.7          0.2             2.9             4.1             3.9
Germany                     0.1         0.5      0.2        0.8          1.9             2.7             1.3             2.1
-------------------------------------------------------------------------------------------------------------------------------

(1) At December 31, 1995, legally binding cross-border and non-local currency commitments, including irrevocable letters of credit and commitments to extend credit, after adjustments to assign externally guaranteed commitments to the country of the guarantor, amounted to $5.8 billion in the United Kingdom, $0.9 billion in Japan, $1.2 billion in Germany and were less than $0.1 billion each in Brazil, Argentina, and Mexico.
(2) At December 31, 1995, cross-border and non-local currency outstandings in Singapore ($2.5 billion), Australia ($2.4 billion), and Korea ($2.1 billion), were between 0.75% and 1.0% of total assets. At December 31, 1994, such countries were Argentina, Australia ($2.2 billion), Singapore ($2.0 billion), and Japan. At December 31, 1993, such countries were Canada ($2.1 billion), Germany, and Argentina.
(3) Includes outstandings funded with non-local currency liabilities where the funds providers agree that, in the event their claims cannot be repaid in U.S. dollars or other non-local currency due to a sovereign event, they will accept payment in local currency or wait to receive the non-local currency at such time as it becomes available. Such amounts at December 31, 1995, 1994, and 1993, respectively, were $1.4 billion, $0.8 billion, and $0.5 billion in Brazil; $1.6 billion, $1.3 billion, and $1.0 billion in Argentina; and less than $0.1 billion, $0.8 billion, and $1.1 billion in Mexico.

CROSS-BORDER AND NON-LOCAL CURRENCY CLAIMS ON THIRD PARTIES

                                                                     PUBLIC           PRIVATE         1995         1994
In Billions of Dollars at Year-End                  BANKS            SECTOR           SECTOR          TOTAL        TOTAL
-----------------------------------------------------------------------------------------------------------------------------
ORGANIZATION FOR ECONOMIC COOPERATION AND
 DEVELOPMENT ("OECD")1                               $1.7               $4.0            $13.3           $19.0        $16.2
NON-OECD
  Latin America(2)(3)                                 0.6                3.3              5.2             9.1          7.9
  Asia                                                0.9                0.5              5.5             6.9          6.2
  Other                                               0.8                0.9              0.6             2.3          2.3
-------------------------------------------------------------------------------------------------------------------------------
TOTAL(4)                                             $4.0               $8.7            $24.6           $37.3        $32.6

(1) Includes $2.7 billion and $3.2 billion in Mexico at December 31, 1995 and December 31, 1994, respectively, of which $1.9 billion at December 31, 1995 and $2.0 billion at December 31, 1994 represents medium- and long-term claims on the public sector.
(2) Includes $3.9 billion (including $1.8 billion of securities held in the available-for-sale portfolio) in Brazil at December 31, 1995, up $0.6 billion from December 31, 1994, primarily reflecting increases in trade-related claims funded with non-local currency liabilities where the funds providers agree that, in the event their claims cannot be repaid in U.S. dollars or other non-local currency due to a sovereign event, they will accept payment in local currency or wait to receive the non-local currency at such time as it becomes available.
(3) Includes $2.4 billion and $2.2 billion in Argentina at December 31, 1995 and December 31, 1994, respectively, of which $1.6 billion and $1.3 billion represents local-dollar claims funded by local-dollar liabilities.
(4) Includes investments in affiliates of $1.3 billion at December 31, 1995 and $1.1 billion at December 31, 1994.

CONSENT OF INDEPENDENT AUDITORS

[LOGO OF KPMG PEAT MARWICK LLP APPEARS HERE]

Certified Public Accountants

The Board of Directors

Citicorp:



We consent to incorporation by reference of our report dated January 16, 1996 relating to the consolidated balance sheets of Citicorp and subsidiaries as of December 31, 1995 and 1994, the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, and the related consolidated balance sheets of Citibank, N.A. and subsidiaries as of December 31, 1995 and 1994, which report appears on page 45 of the 1995 Citicorp Annual Report and Form 10-K, in the following Registration Statements: of Citicorp Nos. 2-47648, 2-58678, 2-82298, 33-21332, 33-21331, 33-41751, 33-52601, 33-53261,
and 333-00983 on Form S-8, and Nos. 33-38589, 33-59791, and
33-66094 on Form S-3; and of Citicorp Mortgage Securities, Inc., Citibank, N.A., and other affiliates, No. 33-66222 on Form S-3, and Nos. 33-6979, 33-6358, 33-36313, and 33-34670 on Form S-11.

/S/ KPMG PEAT MARWICK LLP

New York, New York

February 23, 1996

REGULATION AND SUPERVISION

Citicorp is a bank holding company within the meaning of the U.S. Bank Holding Company Act of 1956 ("BHC Act") registered with and subject to examination by the FRB. Citibank, N.A. ("Citibank") is a national bank primarily regulated by the OCC.
The OTS also regulates Citicorp and is the primary regulator of Citicorp's U.S. savings association subsidiary. The Federal Deposit Insurance Corporation ("FDIC") insures deposits at Citicorp's
U.S. depository institution subsidiaries and, in that capacity, also regulates those institutions.


Citicorp's earnings and activities are affected by legislation, by actions of the FRB, OCC, FDIC, OTS, and other regulators, and by local legislative and administrative bodies and decisions of courts in all jurisdictions in which Citicorp, Citibank, and their affiliates conduct business. For example, these include limitations on the ability of subsidiaries to pay dividends to Citicorp (see Note 14 to the consolidated financial statements), numerous federal and state consumer protection laws imposing requirements on the making, enforcement, and collection of consumer loans, and restrictions by regulators on the manner in which Citicorp engages in derivatives activities and in which it sells mutual funds and other uninsured investment products to customers.


Legislation may be enacted or regulation imposed in the U.S. or its political subdivisions, or in any other jurisdiction in which Citicorp does business, to further regulate banking and financial services or to limit finance charges or other fees or charges earned in such activities. There can be no assurance whether any such legislation or regulation will place additional limitations on Citicorp's operations or adversely affect its earnings.


In that connection, a number of lawsuits and administrative actions have been filed in several states against credit card issuing banks (both national banks and state-chartered banks) which challenge various fees and charges (such as late fees, over-the-limit fees, returned check charges and annual membership fees) assessed against residents of the states in which such suits were filed, based on restrictions or prohibitions under such states' laws alleged to be applicable to credit card issuing banks located in other states. Two state supreme courts (California and Colorado) and two federal appeals courts have affirmed dismissal of these cases on the ground that individual state prohibitions on assessing these fees or charges are pre-empted by federal laws.
On November 28, 1995, the New Jersey Supreme Court ruled that state prohibitions on late fees are not pre-empted. The issue is now before the U.S. Supreme Court which has agreed to review the California late fee case which will resolve the conflict. Citibank (South Dakota), N.A., Citicorp's primary issuer of bank credit cards, was involved in the cases in California, New Jersey and Colorado.


Citicorp believes it has a strong case for federal pre-emption which is supported by interpretations of the OCC and expects the U.S. Supreme Court to uphold its position. If the U.S. Supreme Court resolves this case adversely to Citibank (South Dakota), N.A., the decision could have the effect of limiting certain fees and charges that could be assessed on credit card accounts and could require Citibank (South Dakota), N.A. and other card issuing banks to pay refunds and civil penalties. It is not practicable to determine the amount of such refunds and penalties Citibank (South Dakota), N.A. might be required to pay, but any such payment could have an adverse impact on Citicorp's credit card business.


U.S. federal law imposes certain restrictions on transactions between Citicorp and its nonbank subsidiaries, on the one hand, and its federally insured depository institutions and their subsidiaries, including Citibank, on the other. With certain exceptions, federal law also imposes limitations on, and requires collateral for, extensions of credit by Citibank and other U.S. insured depository institutions to their non-bank affiliates, including Citicorp.


Subject to certain limitations and restrictions, a U.S. bank holding company, with the prior approval of the FRB, may acquire an out-of-state bank. Banks in states that do not prohibit out-of-state mergers may merge, effective June 1997 or sooner if both states expressly permit such mergers, with the approval of the appropriate federal bank regulatory agency. A national bank may establish a de novo branch out of state if such branching is expressly permitted by the other state.

Outside the U.S., subject to certain requirements for prior FRB consent or notice, Citicorp may acquire banks and Citibank may establish branches subject to local laws and to U.S. laws prohibiting companies from doing business in certain countries.


The activities of U.S. bank holding companies are generally limited to managing or controlling banks. Nonbank acquisitions in the U.S. are generally limited to 5% of voting shares unless the FRB determines that the acquisition is so closely related to banking as to be a proper incident to banking or managing or controlling banks. Subject to prior FRB consent, a bank holding company may generally acquire less than 20% of a company that does not do business in the U.S. and 20% or more if the FRB finds that the activities are usual in connection with banking or finance outside the U.S. Citibank's U.S. activities are generally limited to those that the OCC determines to constitute the business of banking or to be incidental to banking. In the U.S., Citibank and its affilitates may underwrite and deal in specific categories of government-issued securities and may advise and sell as broker, but may not sponsor or distribute, mutual funds. Citicorp Securities, Inc., a nonbank subsidiary of Citicorp, is authorized by the FRB to underwrite and deal in securities, to a limited extent, subject to certain conditions. Outside the U.S., Citicorp subsidiaries may sponsor, distribute, and advise mutual funds and underwrite and deal in debt and, to a limited extent, equity securities, subject to local country laws.


A financial institution insured by the FDIC that is under common control with a failed or failing FDIC-insured institution can be required to indemnify the FDIC for losses resulting from the insolvency of the failed institution, even if this causes the affiliated institution also to become insolvent. Any obligations or liability owed by a subsidiary depository institution to its parent company is subordinate to the subsidiary's cross-guarantee liability with respect to commonly controlled insured depository institutions and to the rights of depositors.


Under longstanding FRB policy, a bank holding company is expected to act as a source of financial strength for its subsidiary banks and to commit resources to support such banks. Citicorp could be required to commit resources to its subsidiary banks in circumstances where it might not do so, absent such policy.


Citicorp and its U.S. insured depository institution subsidiaries are subject to risk-based capital and leverage guidelines issued by U.S. regulators for banks and bank holding companies. The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards and have defined five capital tiers, the highest of which is "well-capitalized." As of December 31, 1995, Citicorp's bank and thrift subsidiaries, including Citibank, were "well capitalized." See capital analysis on pages 38 and 39.


In the liquidation or other resolution of a failed U.S. insured depository institution, deposits in U.S. offices and certain claims for administrative expenses and employee compensation are afforded a priority over other general unsecured claims, including deposits in offices outside the U.S., non-deposit claims in all offices, and claims of a parent such as Citicorp. Such priority creditors would include the FDIC, which succeeds to the position of insured depositors.


A bank is not required to repay a deposit at a branch outside the U.S. if the branch cannot repay the deposit due to an act of war, civil strife, or action taken by the government in the host country, unless the bank has expressly agreed in writing to do so.


The earnings of Citicorp, Citibank, and their subsidiaries and affiliates are affected by general economic conditions and the conduct of monetary and fiscal policy by the U.S. government and by governments in other countries in which they do business.

COMPETITION


Citicorp, Citibank, and their subsidiaries and affiliates are subject to intense competition in all aspects of their businesses from both bank and non-bank institutions that provide financial services and, in some of their activities, from government agencies.


PROPERTIES

The principal offices of Citicorp and Citibank are located at 399 Park Avenue, New York, New York, a 39-story building of which two thirds is owned by Citibank. Citibank also owns one third of Citicorp Center, a 59-story building located at 153 East 53rd Street across Lexington Avenue from 399 Park Avenue. Citicorp occupies all of the space it owns in both buildings. Citibank also owns Citicorp at Court Square in Long Island City, New York and
111 Wall Street in New York City, which are totally occupied by Citicorp. In addition, Citicorp has major U.S. real estate holdings in Chicago; Hagerstown and Silver Springs, Maryland; Los
Angeles; New Castle, Delaware; Rio Piedras, Puerto Rico; Sioux Falls, South Dakota; Tampa; and The Lakes, Nevada.


Outside the U.S. Citicorp owns major corporate premises in various cities throughout the world including Buenos Aires; Caracas; Dusseldorf; Hong Kong; Lewisham and London, United Kingdom; Madrid; Manila; Mexico City; Paris; Rio de Janeiro; Sao Paulo; and Tokyo. Approximately 47% of the space Citicorp occupies worldwide is owned by Citicorp.

EFFECTS OF INFLATION


The impact of inflation on Citicorp and other financial institutions is significantly different from that on industries that require a high proportion of investment in fixed assets. The assets and liabilities of a financial institution are primarily monetary in nature. During periods of inflation, monetary assets lose value in terms of purchasing power, and monetary liabilities have corresponding purchasing power gains. The financial statements and other data appearing in this annual report, and in particular the discussion of price risk management on pages 35 and 36, illustrate how Citicorp operates in an environment of changing interest rates, foreign exchange rates, and inflationary trends.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITICORP

(Registrant)

/s/  Charles E. Long

Charles E. Long
Executive Vice President and Secretary

February 23, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 23, 1996 by the following persons in the capacities indicated:

/s/ Victor J. Menezes                        /s/ Thomas E. Jones

Victor J. Menezes                            Thomas E. Jones
Executive Vice President                     Executive Vice President
Chief Financial Officer                      Principal Financial Officer(1)


(1) Responsible for financial control, tax, accounting, and reporting.

John S. Reed (Citicorp's Principal Executive Officer) and the
Directors of Citicorp (listed below) executed a power of attorney appointing Charles E. Long their attorney-in-fact, empowering him to sign this report on their behalf.

D. Wayne Calloway             Rozanne L. Ridgway
Colby H. Chandler             H. Onno Ruding
Pei-yuan Chia                 Robert B. Shapiro
Paul J. Collins               Frank A. Shrontz
Kenneth T. Derr               Roger B. Smith
H.J. Haynes                   Franklin A. Thomas
William R. Rhodes             Edgar S. Woolard, Jr.

EXHIBITS, FINANCIAL STATEMENTS SCHEDULES,
AND REPORTS ON FORM 8-K

Financial Statements filed for Citicorp and Subsidiaries:

Consolidated Statement of Income
Consolidated Balance Sheet
Consolidated Statement of Changes in Stockholders' Equity
Consolidated Statement of Cash Flows

Citicorp filed a Current Report on Form 8-K dated October 17, 1995 (Item 5), which report included a summary of the con-solidated operations of Citicorp for the three- and nine-month periods ended September 30, 1995. Citicorp filed a Current Report on Form 8-K dated January 16, 1996 (Item 5), which report included a summary of the consolidated operations of Citicorp for the year ended December 31, 1995.


Calculation of Ratio of Income to Fixed Charges and Financial
Data Schedules are filed herewith.


Citicorp's principal subsidiaries and their place of incorporation or organization include:

Citibank, N.A.                                Delaware
Citibank (Nevada), N.A.                       Nevada
Citibank (South Dakota), N.A.                 South Dakota
Citibank Overseas Investment
 Corporation                                  Delaware
Citicorp Holdings, Inc.                       Delaware
Citicorp Mortgage, Inc.                       Delaware
Citicorp Real Estate, Inc.                    Delaware
Citibank Delaware                             Delaware
Citibank (New York State)                     New York
Citibank Privatkunden A.G.                    Germany
Citibank A.G.                                 Germany
Citibank Canada                               Canada
Citibank Espana                               Spain
Citibank, Federal Savings Bank                Illinois
Citibank International plc                    United Kingdom
Citibank Investments, Ltd.                    United Kingdom
Citibank Limited                              Australia
Citibank Malaysia                             Malaysia
Citibank Mexico, S.A. Groupo
 Financiero Citibank                          Mexico
Citibank (Switzerland)                        Switzerland
Citicorp Banking Corporation                  Delaware
Citicorp Securities, Inc.                     Delaware
Citicorp North America, Inc.                  Delaware
Citicorp Venture Capital Ltd.                 New York
Court Square Capital Limited                  Delaware
The Student Loan Corporation                  Delaware

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


Powers of Attorney of Messrs. Reed, Calloway, Chandler,
Chia, Collins, Derr, Haynes, Rhodes, Ruding, Shapiro, Shrontz,
Smith, Thomas, and Woolard and Amb. Ridgway as Directors and/ or officers of Citicorp are filed herewith.

CITICORP AND CITIBANK DIRECTORS' COMMITTEES

AUDIT COMMITTEES: SUPERVISE INDEPENDENT AUDITS AND OVERSEE THE
ESTABLISHMENT OF APPROPRIATE ACCOUNTING POLICIES FOR CITICORP AND
CITIBANK, N.A.

Members Citicorp: D. Wayne Calloway, Chairman; Colby H. Chandler,
H.J. Haynes, Rozanne L. Ridgway, Robert B. Shapiro, and Roger B. Smith.


Members Citibank, N.A.: D. Wayne Calloway, Chairman; H.J. Haynes and Rozanne L. Ridgway.


The Audit Committees of Citicorp and Citibank, N.A. (the "committee"), whose members are all independent outside directors, meet with members of senior management as the committee deems appropriate.


Its principal functions include reviews of: the audit plans, scope of audit and audit findings of both independent auditors and the corporation's internal corporate audit group; significant tax and legal matters; reports on credit portfolios and processes; and internal controls. Further, it is the responsibility of this committee to recommend to the Board the annual appointment of the independent auditors. The Board accepted the recommendation that KPMG Peat Marwick LLP be retained for 1996 and this proposal will be presented to the stockholders for approval at the Annual Meeting.


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


/s/ D. WAYNE CALLOWAY
D. WAYNE CALLOWAY

COMMITTEE ON DIRECTORS: RECOMMENDS QUALIFIED CANDIDATES FOR
MEMBERSHIP ON THE BOARDS OF DIRECTORS OF CITICORP AND CITIBANK, N.A.

Members: John S. Reed, Chairman; Colby H. Chandler, H.J. Haynes,
Frank A. Shrontz, and Franklin A. Thomas.


The Committee on Directors solicits recommendations for prospective directors and, consistent with the needs of the corporation and representation of the various services and customers, recommends the approval of a candidate. The nominees are then presented to the full Board, which proposes the slate of directors to be submitted to the stockholders at the Annual Meeting. In addition, the committee is charged with keeping current and recommending changes in directors' compensation.


/s/ JOHN S. REED
JOHN S. REED

COMMITTEE ON SUBSIDIARIES AND CAPITAL (CITICORP)

Members: Paul J. Collins, Chairman; D. Wayne Calloway, Colby H.
Chandler, Kenneth T. Derr, H.J. Haynes, Rozanne L. Ridgway, Robert B. Shapiro, and Franklin A. Thomas.


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


/s/ PAUL J. COLLINS
PAUL J. COLLINS

CONSULTING COMMITTEE (CITIBANK, N.A.)

Members: Colby H. Chandler, Kenneth T. Derr, H. Onno Ruding, Robert B. Shapiro, Roger B. Smith, and Edgar S. Woolard, Jr.


This committee, composed of those Citicorp directors who are not also directors of Citibank, N.A., attends all meetings of the Board of Directors of Citibank, N.A. and remains available to Citibank's Board as consultants on an "as needed" basis.


/s/ JOHN S. REED
JOHN S. REED

EXECUTIVE COMMITTEE: PROVIDES BACKUP FOR THE BOARDS OF DIRECTORS OF CITICORP AND CITIBANK, N.A.

Members Citicorp: H.J. Haynes, Frank A. Shrontz, Roger B. Smith, and Franklin A. Thomas.


Members Citibank, N.A.: Any three directors in attendance at a regular meeting of the Board of Directors where a quorum is not present.


These committees act on behalf of the Boards of Directors should an urgent matter arise that requires a decision before the Board is next scheduled to meet. The Executive Committee has nearly all the powers of the Boards, except for certain powers expressly reserved to the Boards. The Chairman and the Vice Chairmen are ex-officio members.


/s/ JOHN S. REED
JOHN S. REED

PERSONNEL COMMITTEE: OVERSEES EMPLOYEE POLICIES AND PROGRAMS OF
CITICORP AND CITIBANK, N.A.

Members: Frank A. Shrontz, Chairman; Kenneth T. Derr, H.J. Haynes, Franklin A. Thomas, and Edgar S. Woolard, Jr.


The Personnel Committee reviews and approves compensation policy and other personnel-related programs to maintain an environment at Citicorp and Citibank, N.A. that attracts and retains people of high capability, commitment and integrity. In addition, the committee oversees succession planning.


/s/ FRANK A. SHRONTZ
FRANK A. SHRONTZ

PUBLIC ISSUES COMMITTEE: REVIEWS CITICORP'S POLICIES AND PERFORMANCE ON MATTERS OF PUBLIC CONCERN.

Members: Franklin A. Thomas, Chairman; Rozanne L. Ridgway, Frank A. Shrontz, and Roger B. Smith.


The Public Issues Committee's mission is to assure that the public interest is maintained in the performance of Citicorp's business roles. The committee reviews the corporation's policies, postures, practices and programs relating to public issues of significance to Citicorp and the public at large.


/s/ FRANKLIN A. THOMAS
FRANKLIN A. THOMAS

CITICORP AND CITIBANK DIRECTORS

The Boards of Directors of              D. WAYNE CALLOWAY+*            JOHN S. REED+*                 ROGER B. SMITH+
Citicorp and Citibank, N.A.             Chairman and                   Chairman                       Former Chairman and
meet on the third Tuesday of            Chief Executive Officer        Citicorp and Citibank, N.A.    Chief Executive Officer
the month to administer the             PepsiCo, Inc.                                                 General Motors Corporation
affairs of the organizations.                                          WILLIAM R. RHODES+*
Certain specific operations             COLBY H. CHANDLER+             Vice Chairman                  FRANKLIN A. THOMAS+*
and areas of the Corporation            Former Chairman and            Citicorp and Citibank, N.A.    President
and the Bank are regularly              Chief Executive Officer                                       The Ford Foundation
monitored by the Directors'             Eastman Kodak Company          ROZANNE L. RIDGWAY+
committees, whose activities                                           Co-Chair                       EDGAR S. WOOLARD, JR.+
are described on the                    PEI-YUAN CHIA+*                The Atlantic Council           Chairman
preceding pages.                        Vice Chairman                  of the United States           E.I. du Pont de Nemours &
                                        Citicorp and Citibank, N.A.                                   Company
+ Director of Citicorp                                                 H. ONNO RUDING+
* Director of Citibank, N.A.            PAUL J. COLLINS+*              Vice Chairman
                                        Vice Chairman                  Citicorp and Citibank, N.A.
                                        Citicorp and Citibank, N.A.
                                                                       ROBERT B. SHAPIRO+*
                                        KENNETH T. DERR+               Chairman and
                                        Chairman and                   Chief Executive Officer
                                        Chief Executive Officer        Monsanto Company
                                        Chevron Corporation
                                                                       FRANK A. SHRONTZ+*
                                        H.J. HAYNES+*                  Chairman and
                                        Senior Counselor               Chief Executive Officer
                                        Bechtel Group, Inc.            The Boeing Company

COUNTRY CORPORATE OFFICERS

ALGERIA                      EGYPT                         LUXEMBOURG                      SENEGAL
Kamal B. Driss               Ahmed M. El Bardai            Thomas Seale                    Kandolo Kasongo

ARGENTINA                    EL SALVADOR                   MALAYSIA                        SINGAPORE
Jorge A. Bermudez            Juan A. Miro                  Sunil Sreenivasan               David P. Conner

ARUBA                        FINLAND                       MEXICO                          SLOVAKIA
Michael A. Contreras         Stephen W. McClintock         Julio A. de Quesada             David C. Francis

AUSTRALIA                    FRANCE                        MONACO                          SOUTH AFRICA
Thomas M. McKeon             Claude Jouven                 Miklos I. Vasarhelyi            Terence M. Davidson

AUSTRIA                      GABON                         MOROCCO                         SPAIN
A. Walter Hoellmer           Nuhad K. Saliba               To be appointed                 Amador Huertas

BAHAMAS                      GERMANY                       NEPAL                           SRI LANKA
David A. Tremblay            Richard J. Srednicki          Pravin Batra                    Nihal Welikala

BAHRAIN                      GREECE                        NETHERLANDS                     SUDAN
Mohammed Al-Shroogi          Dimitris P. Krontiras         Romeo Van Der Borch             Adnan A. Mohamed

BANGLADESH                   GUAM                          NEW ZEALAND                     SWEDEN
Srinivasan Sridhar           Rashid M. Habib               Bradden Nowland                 James E. Morrow

BELGIUM                      GUATEMALA                     NIGERIA                         SWITZERLAND
Lode G. Beckers              Juan A. Miro                  Michel A. Accad                 Philippe G. Holderbeke

BOLIVIA                      HAITI                         NORWAY                          TAIWAN
Fernando Anker               Gladys M. Coupet              Per Kumle                       Brian T. Clayton

BRAZIL                       HONDURAS                      OMAN                            TANZANIA
Roberto V. do Valle          Sebastian Paredes             Ravi Bhatia                     Emeka Emuwa

BRUNEI                       HONG KONG                     PAKISTAN                        THAILAND
Stephen J. Lawrence          Stephen H. Long               S. Sajjad Razvi                 Shaukat Tarin

CANADA                       HUNGARY                       PANAMA                          TRINIDAD AND TOBAGO
Richard E. Lint              John D. McGloughlin           Eduardo C. Urriola              Steve Bideshi

CAYMAN ISLANDS               INDIA                         PARAGUAY                        TUNISIA
David A. Tremblay            Robert S. Eichfeld            Antonio Uribe                   William A. Thomas

CHANNEL ISLANDS (JERSEY)     INDONESIA                     PERU                            TURKEY
Ronald L. Mitchell           Colin G. Woolcock             Gustavo C. Marin                Anjum Z. Iqbal

CHILE                        IRELAND                       PHILIPPINES                     UNITED ARAB EMIRATES
Rodrigo Trevino              Aidan M. Brady                Suresh Maharaj                  Ahmed Saeed S. Bin Brek

CHINA                        ISRAEL                        POLAND                          UNITED KINGDOM
Chung Ping Cheng             Ronny F. Strauss              Marcel Polk                     Ian D. Cormack

COLOMBIA                     ITALY                         PORTUGAL                        URUGUAY
Eric R. Mayer                Sergio Ungaro                 David Kyle                      Douglas L. Peterson

COSTA RICA                   JAMAICA                       PUERTO RICO                     VENEZUELA
Henry Comber                 Peter H. Moses                Arthur P. Zeller                Michael A. Contreras

COTE D'IVOIRE                JAPAN                         ROMANIA                         VIETNAM
Robert Thornton              Masamoto Yashiro              David F. Garner                 Bradley C. Lalonde

CZECH REPUBLIC               JORDAN                        RUSSIA                          VIRGIN ISLANDS (U.S.)
David R. Ansell              Suhair Al-Ali                 Stuart M. Lawson                Arthur P. Zeller

DENMARK                      KAZAKSTAN                     SAUDI ARABIA                    ZAIRE
Chris I. Devries             George C. Mead                James J. Collins                Mulongo Masangu

DOMINICAN REPUBLIC           KENYA                                                         ZAMBIA
Juan de Dianous              Paul Fletcher                                                 Sanjeev Anand

ECUADOR                      KOREA
Benjamin Franco              John M. Beeman

Note: Representative office in Israel opened February, 1996.


Countries where Citicorp has offices but no designated Country Corporate Officer are not reflected in the above list.


CORPORATE STATE OFFICERS (U.S.)

CALIFORNIA             DELAWARE                 MARYLAND                   NEW YORK
J. Eric Daniels        Richard T. Collins       Michael J. Looney          Pamela P. Flaherty

COLORADO               FLORIDA                  MISSOURI                   SOUTH DAKOTA
Robert A. Gottlieb     Carlos Palomares         To be appointed            Ronald F. Williamson

CONNECTICUT            ILLINOIS                 NEVADA                     TEXAS
Kenneth O. Danilo      Thomas W. Sisson         Wilfried Jackson           Mark J. Devine

STOCKHOLDER INFORMATION

NOTICE OF THE ANNUAL MEETING

The Annual Meeting of stockholders will be held on Tuesday, April 16, 1996, at 9:00 a.m., in the auditorium of Citicorp
Headquarters at 399 Park Avenue, New York, NY 10043.


A formal notice of this meeting, together with a proxy and a proxy statement, has been included with this annual report. Stockholders are urged to sign and return their proxies promptly to assure that the stock of the corporation will be represented as fully as possible at the meeting.


Citicorp has approximately 51,000 common stockholders of record. About 84% of the Citicorp shares entitled to vote were voted in person or by proxy at the last annual stockholders' meeting on April 18, 1995.


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

TRANSFER AGENT AND REGISTRAR

Citibank, N.A., Issuer Services, Box 4855, New York, NY 10043

CO-TRANSFER AGENTS AND CO-REGISTRANTS

First Interstate of California
c/o Chemical Mellon Shareholders Services
85 Challenger Road
Ridgefield Park, New Jersey 07660
Att: Edwin Padilla


First Chicago Trust Company
P.O. Box 2506
Suite 4659
Jersey City, New Jersey 07303-2506
Att: John Ryan


Montreal Trust Company
151 Front Street West
Toronto, Ontario
Canada M5J 2N1
Att: Liz Ko


JAPANESE SHAREHOLDER SERVICE ORGANIZATION
AND PAYING BANK

The Yasuda Trust and Banking Company, Limited
Stock Transfer Department
1-17-7, Saga, Koto-ku,
Tokyo, Japan

CITICORP STOCK LISTED

New York Stock Exchange          Zurich Stock Exchange
Chicago Stock Exchange           Geneva Stock Exchange
Pacific Stock Exchange           Basle Stock Exchange
London Stock Exchange            Toronto Stock Exchange
Amsterdam Stock Exchange         Dusseldorf Stock Exchange
Tokyo Stock Exchange             Frankfurt Stock Exchange


Securities and Exchange Commission
Washington, DC 20549
Form 10-K
Annual Report pursuant to Section 13 or 15(d) of The Securities
Exchange Act of 1934 for the fiscal year ended December 31, 1995
Commission File Number 1-5738


[LOGO OF CITICORP APPEARS HERE]


Incorporated in the State of Delaware
IRS Employer Identification Number: 13-2614988
Address: 399 Park Avenue, New York, NY 10043
Telephone: (800) 285-3000



SECURITIES REGISTERED PURSUANT TO SECTION 12(b) AND (g)
OF THE ACT:

A list of Citicorp securities registered pursuant to Section 12(b) and (g) of the Securities Exchange Act of 1934 is available from Citicorp, Corporate Governance Department, 399 Park Avenue,
Mezzanine, New York, NY 10043.


As of December 31, 1995, Citicorp had 427,289,060 shares of common stock outstanding.


Citicorp (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein nor in any amendment to this Form
10-K but is contained in Citicorp's 1996 Proxy Statement incorporated by reference in Part III of this Form 10-K.


The aggregate market value of Citicorp common stock held by non-affiliates of Citicorp on January 31, 1996 was approximately
$34.3 billion.


Certain information has been incorporated by reference as described herein into Part III of this annual report from Citicorp's 1996 proxy statement.

APPENDIX I. GRAPHIC AND IMAGE MATERIAL

      1. Graph: CITICORP: A GLOBAL GROWTH COMPANY (BACK OF FRONT COVER) 96 Countries and Territories (3,400 (+) Offices)

                Map of the Globe depicting the countries and territories where Citicorp has a presence.

                CONSUMER BUSINESSES
                  Citibanking
                  Cards
                  Private Bank

                COMMERCIAL BANKING
                  Global Relationship Banking
                  Emerging Markets

                Listed:  96 Countries and Territories

      2. Graph:   Earnings ($ Billions) (Page 2).

                                         91       92       93       94      95
                                        ----     ----     ----     ----    ----
           Earnings Before Income Tax   (0.2)    1.4      2.9      4.6     5.6
           Earnings                     (0.5)    0.7      2.2      3.4     3.5

         GRAPHIC TEXT:

         GLOBAL GROWTH BUSINESS

         CONSUMER BUSINESS
           . Citibanking
           . Cards
           . Private Banking

         COMMERCIAL BANKING
           . Global Relationship Banking
           . Emerging Markets

      3. Graph:   CCI Quarterly Common Stock Price (12/91 - 12/95)
                  (in Dollars) (Page 3).

      4. Photo:   Hamburg, Germany (page 4).

      5. Photo:   Citibank trading desk. (Page 5).

      6. Photo:   Hong Kong (Pages 6 & 7).

      7. Graph:   Consumer Business Income Reaches $2B (Page 7).
                  $ Billions

                           93       94      95
                           ---      ---     ---
                           1.2      1.8     2.0

      8. Graph:   Consumer Business Revenue by Region (page 7).

                  Latin America             11%
                  Europe                    17%
                  North America             57%
                  Asia,Central Europe,
                      Middle East, Africa   15%

      9. Graph:   Consumer Business Revenue by Product (page 7).

                  Citibanking               44%
                  Cards                     48%
                  Private Banking           8%

     10. Graph:   Commercial Banking Income ($ Billions) (Page 8).

                           93       94      95
                           ---      ---     ---
                           1.6      1.4     1.6

     11. Photo:   Citibanker with customers. (Page 8).

     12. Graph:   Commercial Banking Revenue by Region (page 9).

                  Latin America             17%
                  Europe                    20%
                  Asia                      20%
                  North America             33%
                  Central/Eastern Europe,
                      Middle East, Africa   10%

     13. Graph:   Commercial Banking Revenue by Product (page 9).

                  Lending                   19%
                  Trading                   28%
                  Transaction Services      32%
                  Capital Markets/Other     21%

     14. Photo:   Auto production plant (page 9).

     15. Photo:   Citibank branch in Rio de Janeiro (page 10).

     16. Photo:   Citibank Credit Card with multiple i.d. photos (page 11).

     17. Photo:   Citibank branch in Budapest, Hungary (page 12).

                  Inset: Citibanker with customer.

     18. Photo:   Customer using personal computer for banking (page 13).

     19. Photo:   CitiGold branch interior (page 14).

     20. Photo:   Citibankers playing tug of war (page 15).

     21. Photo:   La Paz marketplace (page 16).

     22. Photo:   St Edmund's Corner in Chicago. (Page 17).
                  Inset: Citibanker pictured with a participating family.

     23. Photo:   Citibanker Pam Flaherty visiting children. (Page 17).

     24. Photo:   Various Citibank branches, products and advertisements
                  (pages 18 & 19).

     25. Graph:   Earnings Before Income Tax ($ Billions) (Page 23).

                            91     92     93      94     95
                           ---------------------------------
         Earnings          (0.5)   0.7    2.2     3.4    3.5
         Total             (0.2)   1.4    2.9     4.6    5.6


     26. Graph:   Adjusted Revenue ($ Billions) (Page 23).

                             91      92       93       94       95
                            ----    ----     ----     ----     ----
         Operating Margin    5.8     7.1      7.7      7.4      8.4
         Total              15.9    16.6     17.6     17.7     19.6


     27. Graph:   Total Credit Costs ($ Billions) (page 23).

                              91      92       93       94       95
                             ----    ----     ----     ----     ----
         Commercial          2.2     2.5      1.1      0.2      0.1
         Consumer            2.9     3.3      2.7      2.4      2.4
                             ----    ----     ----     ----     ----
         Total               5.1     5.8      3.8      2.6      2.5

     28. Graph:   Total  Capital ($ Billions) (Page 23).

                            1991    1992    1993     1994     1995
                            ----    ----    ----     ----     ----
          Tier 1             8.5%   10.3%   13.4%    16.9%    18.9%
          Tier 2             8       9.8     9.8      9.2      8.8
                            ----    ----    ----     ----     ----
         Total              17.1    20.1    23.2     26.1     27.7

         Tier 1 Ratio        3.7%    4.9%    6.6%     7.8%     8.4%


     29. Graph:   Core Business Earnings ($ Billions) (page 24).

                                    93      94       95
                                    ---     ---      ---
         Commercial Banking         1.7     1.4      1.6
         Consumer                   1.3     1.8      2.0
                                    ---     ---      ---
         Total                      3.0*    3.2      3.6
         ---------
           * Excludes Restructuring Charges.

     30. Graph:   Consumer Net Income ($ Billions) (page 25).

                                      93       94       95
                                      ---      ---      ---

                  Private Banking     0.2      0.2      0.2
                  Citibanking         0.1      0.5      0.6
                  Cards               1.0      1.1      1.2
                                      ---      ---      ---
                  Total               1.3*     1.8      2.0
                  ---------
                    * Excludes Restructuring Charges.

     31. Graph:   Consumer Adjusted Revenue ($ Billions) (page 25).

                                             93       94       95
                                            ----     ----     ----
                  Operating Margin           4.8      5.1      5.6
                  Total                     10.8     11.3     12.3

     32. Graph:   Consumer Credit Costs ($ Billions) (page 26).

                                            93       94       95
                                            ---      ---      ---
                  Emerging Markets          0.1      0.1      0.3
                  Developed Markets         2.6      2.2      2.2
                                            ---      ---      ---
                  Total                     2.7      2.3      2.5
                  Managed Net Credit
                     Loss Ratio             2.54%    2.08%    1.99%

     33. Graph:   Consumer Managed Loans ($ Billions) (page 27).

                                            93       94       95
                                            ---      ---      ---
                  Private Banking            13       14       14
                  Citibanking                56       60       65
                  Cards                      39       44       52
                                            ---      ---      ---
                  Total                     108      118      131

     34. Graph:   Consumer Allowance for Credit Losses ($ Billions) (page 28).

                                            93       94       95
                                            ---      ---      ---
                  Allowance                 1.6      1.8      1.9
                  Allowance as
                      a % of Loans          1.89%    1.90%    1.84%

     35. Graph:   Commercial Banking Net Income ($ Billions) (page 29).

                                            93       94       95
                                            ---      ---      ---
                  Developed Markets         1.0      0.6      0.7
                  Emerging Markets          0.7      0.8      0.9
                                            ---      ---      ---
                  Total                     1.7*     1.4      1.6
                  ---------
                    * Excludes Restructuring Charges.


     36. Graph:   Commercial Banking Adjusted Revenue ($ Billions) (page 30).

                                            93       94       95
                                            ---      ---      ---
                  Developed Markets         3.9      3.2      3.6
                  Emerging Markets          2.2      2.3      2.6
                                            ---      ---      ---
                  Total                     6.1      5.5      6.2

     37. Graph:   Commercial Banking Adjusted Expense  ($ Billions) (page 30).

                                            93       94       95
                                            ---      ---      ---
                  Developed Markets         2.2      2.3      2.6

                  Emerging Markets          1.1      1.2      1.3
                                            ---      ---      ---
                  Total                     3.3      3.5      3.9

     38. Graph:   Commercial Banking Average Assets  ($ Billions) (page 30).

                                            93       94       95
                                            ---      ---      ---
                  Average Loans              44       46       50
                  Total Average Assets      109      139      136

     39. Graph:   Consumer Deposits  by Region (December 31, 1995) (page 35).

                  Latin America             7%
                  Europe                    21%
                  North America             42%
                  Asia                      30%
                  TOTAL                     $107.0 BILLION

     40. Graph:   Commercial Banking Deposits by Region (December 31, 1995)
                  (page 35).

                  Latin America             17%
                  Europe                    26%
                  Asia                      25%
                  North America             22%
                  Central/Eastern Europe,
                      Middle East, Africa   10%
                  TOTAL                     $60.1 BILLION

     41.  Graph:  Net Interest Revenue (Adjusted For Credit Card Securitization)
                  ($ Billions) (Page 40).

                                            93       94       95
                                            ---      ---      ---
                  Outside U.S.              4.3      5.0      5.7
                  U.S.                      5.7      6.0      6.3

                  Net Interest Margin %

                  U.S.                      4.7      4.7      5.0
                  Total                     4.5      4.6      4.8
                  Outside U.S.              4.3      4.5      4.7