Form 10-Q
period 1996-03-31
CITICORP
filed 1996-05-14
CIK 20405

                                FINANCIAL REVIEW
                                 AND FORM 10-Q

                                 FIRST QUARTER
                                      1996

TABLE OF CONTENTS                                                       PAGE

FINANCIAL SUMMARY......................................................... 1
BUSINESS DISCUSSIONS...................................................... 3
 Earnings Summary......................................................... 3
 Consumer................................................................. 4
 (Corporate) Banking......................................................10
 Corporate Items..........................................................13

MANAGING GLOBAL RISK......................................................14
 Liquidity................................................................14
 Price Risk...............................................................14
 Derivative and Foreign Exchange Contracts................................16
 Estimated Fair Value of Financial Instruments............................19
 Capital..................................................................20

STATEMENT OF INCOME ANALYSIS..............................................22
 Net Interest Revenue.....................................................22
 Fee and Commission Revenue...............................................23
 Trading-Related Revenue..................................................24
 Securities Transactions..................................................25
 Other Revenue............................................................25
 Provision and Allowance for Credit Losses................................26
 Operating Expense........................................................27
 Income Taxes.............................................................27
 Effect of Credit Card Receivable Securitizations.........................28

CONSOLIDATED FINANCIAL STATEMENTS.........................................29
 Consolidated Statement of Income.........................................29
 Consolidated Balance Sheet...............................................30
 Consolidated Statement of Changes in Stockholders' Equity................31
 Consolidated Statement of Cash Flows.....................................32
 CITIBANK, N.A. Consolidated Balance Sheet................................33

OTHER FINANCIAL INFORMATION...............................................34
 Securities...............................................................34
 Trading Account Assets and Liabilities...................................34
 Cash-Basis, Renegotiated, and Past Due Loans.............................35
 Other Real Estate Owned and Assets Pending Disposition...................35
 Details of Credit Loss Experience........................................36
 Calculation of Earnings Per Share........................................37
 Cross-Border and Non-Local Currency Outstandings.........................38
 Average Balances and Interest Rates......................................39

FORM 10-Q.................................................................41
 Form 10-Q Cross-Reference Index..........................................42

SIGNATURES................................................................44

FINANCIAL SUMMARY
- -----------------------------------------------------------------------------------------------
                                                                                  First Quarter
                                                                               ----------------
                                                                                1996       1995
- -----------------------------------------------------------------------------------------------
NET INCOME (In Millions)....................................................  $  914     $  829
- -----------------------------------------------------------------------------------------------
NET INCOME PER SHARE (see page 37) (A)

 On Common and Common Equivalent Shares.....................................  $ 1.82     $ 1.71

 Assuming Full Dilution.....................................................  $ 1.75     $ 1.53

COMMON STOCKHOLDERS' EQUITY PER SHARE.......................................  $36.79     $35.28
- -----------------------------------------------------------------------------------------------
FINANCIAL RATIOS

Return on Total Assets......................................................    1.37%      1.25%

Return on Common Stockholders' Equity.......................................   20.18%     21.84%

Return on Total Stockholders' Equity........................................   18.63%     18.75%
- -----------------------------------------------------------------------------------------------
CAPITAL (Dollars in Billions) (see page 20)

                                          Mar. 31,   Dec. 31,   Sept. 30,   June 30,   Mar. 31,
                                              1996       1995        1995       1995       1995
                                        -------------------------------------------------------
Tier 1..................................... $ 19.0     $ 18.9      $ 18.6     $ 18.6     $ 17.8
Tier 1 and 2...............................   28.0       27.7        27.3       27.3       26.9

Tier 1 Ratio...............................   8.42%      8.41%       8.38%      8.43%      8.01%
Tier 1 and 2 Ratio.........................  12.37      12.33       12.31      12.40      12.06
Leverage Ratio.............................   7.44       7.45        7.35       7.19       7.00

Common Equity as a Percentage of Total
 Assets....................................   6.71%      6.43%       6.27%      6.02%      5.21%
Total Equity as a Percentage of Total
 Assets....................................   7.50       7.62        7.57       7.59       6.83
- -----------------------------------------------------------------------------------------------
PRE-TAX EARNINGS ANALYSIS (In Millions)   1st Qtr.   4th Qtr.    3rd Qtr.   2nd Qtr.   1st Qtr.
                                              1996       1995        1995       1995       1995
                                        -------------------------------------------------------
Total Revenue...........................    $4,828     $4,789      $4,757     $4,689     $4,443
Effect of Credit Card Securitization (B)       294        250         219        226        222
Net Cost To Carry (C)...................        (5)         8           7          8          -
                                        -------------------------------------------------------
ADJUSTED REVENUE........................     5,117      5,047       4,983      4,923      4,665
                                        -------------------------------------------------------
Total Operating Expense.................     2,860      2,818       2,793      2,798      2,693
Net OREO Benefits (D)...................        12         59          33         13          -
                                        -------------------------------------------------------
ADJUSTED OPERATING EXPENSE..............     2,872      2,877       2,826      2,811      2,693
                                        -------------------------------------------------------
OPERATING MARGIN........................     2,245      2,170       2,157      2,112      1,972
Consumer Credit Costs (E)...............       706        688         633        616        536
Commercial Credit Costs (F).............        15        (14)         61         23          2
                                        -------------------------------------------------------
OPERATING MARGIN LESS CREDIT COSTS......     1,524      1,496       1,463      1,473      1,434
                                        -------------------------------------------------------
Additional Provision (G)................        50         56          75         75         75
                                        -------------------------------------------------------
INCOME BEFORE TAXES.....................    $1,474     $1,440      $1,388     $1,398     $1,359
- ----------------------------------------=======================================================


(A) Based on net income less preferred stock dividends, except when conversion is assumed.
(B) For a description of the effect of credit card receivable securitizations see page 28.
(C) Principally the net cost to carry commercial cash-basis loans and other real estate owned ("OREO").
(D) Principally gains and losses on sales, direct revenue and expense, and writedowns on commercial OREO.
(E) Principally consumer net credit write-offs adjusted for the effect of credit card receivable securitizations.
(F) Includes commercial net credit write-offs, net cost to carry, and net OREO benefits.
(G) Primarily provision for credit losses in excess of net write-offs. See page 26 for discussion.

Citicorp reported net income of $914 million, or $1.75 per fully diluted common share, in the 1996 first quarter, up 10% and 14%, respectively, compared with $829 million, or $1.53 per fully diluted common share, in the same 1995 quarter. Return on common equity of 20.2% for the quarter remained strong, but was down from 21.8% in the 1995 first quarter, reflecting higher equity levels. Return on average assets was 1.37% in the 1996 first quarter, compared with 1.25% in the year ago period.

The Consumer businesses earned $513 million in the first quarter of 1996, up 11% from the year ago period. Earnings in the (Corporate) Bank of $469 million were up 18% from the first quarter of 1995 reflecting strong growth in the Emerging Markets business and lower income taxes, partially offset by soft trading-related and venture capital results in North America, Europe, and Japan.

Adjusted revenue increased $452 million, or 10%, from the 1995 first quarter while adjusted expenses were up $179 million, or 7%, resulting in an incremental revenue to expense ratio of 2.5:1. Operating margin grew 14%, and the efficiency ratio (adjusted operating expense as a percentage of adjusted revenue) improved to 56% from 58% in the comparable 1995 period. The effect of translating various currencies into the U.S. dollar had no significant impact on either revenue or expense.

The increase in adjusted revenue from the same 1995 quarter included a 10% increase in the Consumer businesses, broadly spread across Cards, Citibanking, and the Private Bank, and a 4% increase in the (Corporate) Banking businesses as strong growth in the Emerging Markets was partially offset by lower revenues in Global Relationship Banking ("GRB"). Trading-related revenue (which includes trading account and foreign exchange revenue, as well as net interest revenue associated with trading activities) of $392 million was essentially unchanged from the comparable 1995 period as an increase of $56 million in the Emerging Markets was largely offset by a decrease in GRB.

The increase in adjusted operating expense from the year ago quarter principally reflected higher business volumes and franchise expansion in the emerging markets, while expense levels related to core business activities in North America, Europe, and Japan were up only 1% from the first quarter of 1995.

Consumer credit costs of $706 million in the first quarter of 1996 were up from $688 million in the fourth quarter of 1995 and $536 million in the comparable 1995 period, with the consumer loss ratio in the 1996 first quarter at 2.19% of managed loans, up from 2.14% and 1.82% in the 1995 fourth quarter and first quarter, respectively. The increase in credit costs and in the related loss ratios chiefly reflected a continued rise in U.S. bankcard losses from a cyclical low in the fourth quarter of 1996. Net credit losses on managed U. S. bankcards were $467 million, representing a loss rate of 4.38%, up from 3.89% in the 1995 fourth quarter (adjusted for the fourth quarter sale of certain bankrupt accounts) and 3.58% in the 1995 first quarter. See page 8 for additional discussion of the consumer portfolio. Commercial credit costs remained low at $15 million in the quarter, up from $2 million in the 1995 first quarter. Commercial cash-basis loans and OREO of $2.0 billion at March 31, 1996 were down substantially from $3.1 billion a year earlier, principally reflecting reductions in the North America Commercial Real Estate portfolio.

Citicorp's effective tax rate was 38% in the 1996 first quarter compared with 39% in the same 1995 quarter. The 1995 full year effective tax rate was 38%.

Citicorp continued to strengthen its balance sheet. The allowance for credit losses was built by $50 million in the quarter to $5.4 billion at March 31, 1996. Total capital (Tier 1 and Tier 2) rose to $28 billion and Tier 1 capital rose to $19 billion, or 8.42% of net risk-adjusted assets, at March 31, 1996. During the first quarter, the company issued 59 million shares of common stock in the redemption of all of its remaining convertible preferred stock totaling $1.0 billion. Pursuant to a stock repurchase program initiated in June 1995, and expanded in January 1996 to a total authorization of $4.5 billion through January 31, 1998, Citicorp acquired 9.6 million shares of common stock at a cost of $721 million during the quarter. With these purchases, the number of shares acquired through March 31, 1996 totaled 32.6 million common shares at a cost of $2.2 billion.

BUSINESS DISCUSSIONS
- --------------------------------------------------------------------------------

The table below and the discussions that follow analyze Citicorp's results in the context of global business areas including its core business franchises of Consumer and (Corporate) Banking.

- ------------------------------------------------------------------
EARNINGS SUMMARY
- ------------------------------------------------------------------
                                           First Quarter       %
                                          ---------------
(Dollars In Millions)                     1996    1995(A)   Change
- ------------------------------------------------------------------

Consumer...............................   $ 513    $463         11

(Corporate) Banking (B)................     469     397         18
                                       ----------------

 Core Businesses.......................     982     860         14

Corporate Items (see page 13)..........     (68)    (31)        NM
                                       ----------------

TOTAL CITICORP.........................   $ 914    $829         10
                                       ================


SUPPLEMENTAL INFORMATION:

CONSUMER (see page 4):
 Citibanking...........................   $ 183    $151         21
 Cards.................................     265     263          1
 Private Banking.......................      65      49         33
                                       ----------------
 TOTAL.................................   $ 513    $463         11
                                       ================

 Developed Markets.....................   $ 289    $270          7
 Emerging Markets......................     224     193         16
                                       ----------------
 TOTAL.................................   $ 513    $463         11
                                       ================

(CORPORATE) BANKING (B) (see page 10):
 Emerging Markets......................   $ 393    $270         46
 Global Relationship Banking...........      76     127        (40)
                                       ----------------
 TOTAL.................................   $ 469    $397         18
- ---------------------------------------===========================

(A) Reclassified to conform to latest quarter's presentation.
(B) (Corporate) Banking activities also include the results of the Cross Border Refinancing and the North America Commercial Real Estate portfolios in the Emerging Markets and GRB, respectively, both of which were previously reported separately.
NM  Not meaningful, as percentage equals or exceeds 100%.
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
CONSUMER
- --------------------------------------------------------------------------------

Citicorp's Consumer businesses operate uniquely global, full-service consumer franchises encompassing branch banking ("Citibanking"), credit and charge cards ("Cards"), and Private Banking.

- -------------------------------------------------------------------------------------------------------
                                                      TOTAL     DEVELOPED MARKETS      EMERGING MARKETS
                                              FIRST QUARTER         FIRST QUARTER         FIRST QUARTER
                                          -----------------   -------------------    ------------------
(In Millions of Dollars)                    1996     1995(A)      1996      1995(A)     1996      1995(A)
- -------------------------------------------------------------------------------------------------------
Total Revenue...........................  $2,960   $2,720       $2,097    $1,983       $ 863     $ 737
Effect of Credit Card Securitization....     294      222          294       222           -         -
Net Cost to Carry Cash-Basis Loans &
 OREO...................................      (1)       4           (1)        4           -         -
                                        --------------------------------------------------------------
ADJUSTED REVENUE........................   3,253    2,946        2,390     2,209         863       737
                                        --------------------------------------------------------------
Total Operating Expense.................   1,741    1,652        1,265     1,241         476       411
Net OREO Costs..........................       -       (1)           -        (1)          -         -
                                        --------------------------------------------------------------
ADJUSTED OPERATING EXPENSE..............   1,741    1,651        1,265     1,240         476       411
                                        --------------------------------------------------------------
OPERATING MARGIN........................   1,512    1,295        1,125       969         387       326
                                        --------------------------------------------------------------
Net Write-offs..........................     413      309          320       267          93        42
Effect of Credit Card Securitization....     294      222          294       222           -         -
Net Cost to Carry and Net OREO Costs....      (1)       5           (1)        5           -         -
                                        --------------------------------------------------------------
CREDIT COSTS............................     706      536          613       494          93        42
                                        --------------------------------------------------------------
OPERATING MARGIN LESS CREDIT COSTS......     806      759          512       475         294       284
Additional Provision....................      50       50           48        46           2         4
                                        --------------------------------------------------------------
INCOME BEFORE TAXES.....................     756      709          464       429         292       280
Income Taxes............................     243      246          175       159          68        87
                                        --------------------------------------------------------------
NET INCOME..............................  $  513   $  463       $  289    $  270       $ 224     $ 193
- ----------------------------------------==============================================================
Average Assets (In Billions of Dollars).  $  125   $  116       $   88    $   83       $  37     $  33
Return on Assets........................    1.65%    1.62%        1.32%     1.32%       2.43%     2.37%
- ----------------------------------------==============================================================

(A) Reclassified to conform to latest quarter's presentation.

FINANCIAL REVIEW

Net income from the worldwide Consumer businesses of Citibanking, Cards and Private Banking in the 1996 first quarter of $513 million was up $50 million, or 11%, from the first quarter of 1995. The improvement was led by Citibanking and Private Banking, while Cards earnings were essentially unchanged.

Geographically, net income in the emerging markets increased $31 million, or 16%, from the year-ago quarter, principally from continued growth in the Asia Pacific region. Net income in the developed markets improved $19 million, or 7%, reflecting higher earnings in Citibanking and Private Banking.

Consumer adjusted revenue was up 10% from the first quarter of 1995, representing growth in each of the three businesses. Adjusted operating expense increased a moderate 5%, reflecting spending on initiatives in worldwide Citibanking and Cards in the emerging markets.

Consumer credit costs were $706 million, up from $688 million in the 1995 fourth quarter and from $536 million in the 1995 first quarter, with the annualized net credit loss ratio at 2.19% of managed loans in the first quarter up from 2.14% in the preceding quarter and 1.82% in the year-ago quarter. The increase in credit costs and the related loss ratios chiefly reflected a continued rise in U.S. bankcards losses from a cyclical low in the fourth quarter of 1994 (see further discussion on pages 6, 8, and 9). The provision for credit losses included charges in excess of net write-offs of $50 million in each quarter.

- ----------------------------------------------------------------------------------------------
CITIBANKING
- ----------------------------------------------------------------------------------------------
                                          1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.   1st Qtr.
(In Millions of Dollars)                    1996       1995       1995       1995       1995
- ----------------------------------------------------------------------------------------------
Adjusted Revenue........................    $1,404     $1,393     $1,379     $1,349     $1,288
Adjusted Operating Expense..............       967        995        942        942        900
                                        ------------------------------------------------------
OPERATING MARGIN........................       437        398        437        407        388
Credit Costs............................       158        196        183        178        149
                                        ------------------------------------------------------
OPERATING MARGIN LESS CREDIT COSTS......       279        202        254        229        239
Additional Provision....................         1         28          2         10          2
                                        ------------------------------------------------------
INCOME BEFORE TAXES.....................       278        174        252        219        237
Income Taxes............................        95         48         87         81         86
                                        ------------------------------------------------------
NET INCOME..............................    $  183     $  126     $  165     $  138     $  151
- ----------------------------------------======================================================

Average Assets (In Billions of Dollars).    $   81     $   81     $   80     $   79     $   77
Return on Assets........................      0.91%      0.62%      0.82%      0.70%      0.80%
- ----------------------------------------======================================================

Citibanking activities in the first quarter contributed $183 million of net income, up $32 million, or 21%, from the 1995 first quarter and up $57 million from the 1995 fourth quarter.

The improvement from the year-ago quarter reflected improved results across the developed markets and business expansion in Asia Pacific. Revenue, up 9%, was led by double-digit growth in the emerging markets, particularly in Asia Pacific, and by improvements in the U.S. and Europe. Expense was up 7%, reflecting business activity in the emerging markets and investment spending associated with the continued roll-out of the Citibanking branding strategy. Credit costs increased as losses in Latin America, although improved over levels in the second half of 1995, were up from the year-ago quarter. These increases were partially offset by reduced credit losses in the U.S. and Europe.

The earnings improvement from the preceding quarter reflected improvements in the developed markets and continued growth in Asia Pacific. In the developed markets, earnings benefited as operating expenses, which included higher marketing costs in the 1995 fourth quarter, were reduced and credit costs improved across the U.S. and Europe.

The Federal Deposit Insurance Fund reform legislation currently before Congress includes a proposal to recapitalize the Savings Association Insurance Fund ("SAIF") through a special assessment on current members of the SAIF, including Citicorp's savings bank subsidiary. If adopted as proposed, the savings bank subsidiary would be subject to a special assessment of approximately $80 million pretax, which must be expensed in the quarter when the legislation is enacted. It is expected that following recapitalization of the SAIF, future deposit insurance premiums charged to savings banks would be lowered.

- ----------------------------------------------------------------------------------------------
CARDS
- ----------------------------------------------------------------------------------------------
                                          1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.   1st Qtr.
(In Millions of Dollars)                    1996       1995       1995       1995       1995
- ----------------------------------------------------------------------------------------------
Adjusted Revenue........................    $1,603     $1,586     $1,527     $1,454     $1,434
Adjusted Operating Expense..............       612        558        599        602        598
                                        ------------------------------------------------------
OPERATING MARGIN........................       991      1,028        928        852        836
Credit Costs............................       547        484        448        422        377
                                        ------------------------------------------------------
OPERATING MARGIN LESS CREDIT COSTS......       444        544        480        430        459
Additional Provision....................        49         22         48         40         48
                                        ------------------------------------------------------
INCOME BEFORE TAXES.....................       395        522        432        390        411
Income Taxes............................       130        157        141        134        148
                                        ------------------------------------------------------
NET INCOME..............................    $  265     $  365     $  291     $  256     $  263
- ----------------------------------------======================================================
Average Assets (In Billions of Dollars).    $   28     $   28     $   27     $   25     $   24
Return on Assets........................      3.81%      5.17%      4.28%      4.11%      4.44%
- ----------------------------------------======================================================

Cards worldwide net income of $265 million was essentially unchanged from the 1995 first quarter, but down from $365 million in the fourth quarter. Net income from Cards businesses in the emerging markets grew to 30% of the total from 24% in the year-ago quarter, reflecting significant growth in Asia Pacific, while earnings from U.S. bankcards were down slightly, principally due to higher credit costs. Additionally, earnings benefited in the quarter compared to the year-ago quarter because of lower effective tax rates in the emerging markets. The decrease in worldwide Cards net income from the fourth quarter reflected higher credit costs as well as an increase in operating expense, partially reflecting seasonally lower marketing spending in the fourth quarter of 1995.

Adjusted revenue in the quarter was up 12% from the first quarter of 1995, reflecting volume growth in U.S. bankcards and business expansion in Asia Pacific. Expenses increased by only 2% from the year-ago quarter, reflecting continued investment spending in the emerging markets partially offset by lower expense levels in U.S. bankcards.

Credit costs for worldwide Cards were $547 million in the quarter, up $51 million from the fourth quarter (adjusted for the fourth quarter sale of certain bankrupt accounts) and up $170 million from the 1995 first quarter. Consistent with broad industry trends, net credit losses in the managed U.S. bankcard portfolio increased to $467 million in the quarter, up an adjusted $53 million from the fourth quarter, and up $135 million from the 1995 first quarter. The loss ratio in the U.S. bankcard portfolio rose to 4.38% in the quarter from an adjusted 3.89% in the preceding quarter and 3.58% in the year-ago quarter. The loss ratio, which is influenced by credit and economic conditions as well as portfolio levels, is expected to increase further from the first quarter of 1996. See pages 8-9 and 26-27 for additional discussion of the U.S. bankcards portfolio.

Cards continued to build reserves for possible credit losses, with a provision of $49 million above net write-offs in the 1996 first quarter.

The return on assets for worldwide Cards was 3.81% in the quarter, down from 5.17% in the fourth quarter of 1995 and 4.44% in the first quarter of 1995. Adjusted for the effect of credit card securitization, the return on managed assets in the quarter of 1.98% was down from a seasonally high 2.72% in the preceding quarter and also down 31 basis points from 2.29% in the year-ago quarter.

U.S. bankcards experienced moderate growth in its portfolio since the first quarter of 1995 with cards in force increasing 8% to 38 million, charge volumes up 15% to $21 billion, and end of period loans increasing 11% to $42 billion. For the worldwide business (including affiliates), the number of cards in force exceeded 58 million as of March 31, 1996, charge volumes in the quarter were $29 billion, and end of period loans were $50 billion.

- ----------------------------------------------------------------------------------------------
PRIVATE BANKING
- ----------------------------------------------------------------------------------------------
                                          1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.   1st Qtr.
(In Millions of Dollars)                    1996       1995       1995       1995       1995
- ----------------------------------------------------------------------------------------------
Adjusted Revenue........................     $ 246      $ 248      $ 239      $ 232      $ 224
Adjusted Operating Expense..............       162        161        158        161        153
                                        ------------------------------------------------------
OPERATING MARGIN........................        84         87         81         71         71
Credit Costs............................         1          8          2         16         10
                                        ------------------------------------------------------
OPERATING MARGIN LESS CREDIT COSTS......        83         79         79         55         61
Additional Provision....................         -          -          -          -          -
                                        ------------------------------------------------------
INCOME BEFORE TAXES.....................        83         79         79         55         61
Income Taxes............................        18         10         16          8         12
                                        ------------------------------------------------------
NET INCOME..............................     $  65      $  69      $  63      $  47      $  49
- ----------------------------------------======================================================
Average Assets (In Billions of Dollars).     $  16      $  15      $  15      $  15      $  15
Return on Assets........................      1.63%      1.83%      1.67%      1.26%      1.32%
- ----------------------------------------======================================================

Private Banking net income of $65 million was up $16 million, or 33%, from the 1995 first quarter.

The improvement from the year-ago quarter principally reflected higher spreads and credit volumes in both the developed and emerging markets. Adjusted revenue improved 10% from the year-ago quarter, while adjusted operating expense growth was only 6%, resulting in a margin increase of 18%. Client business volumes rose 12% from a year earlier to $89.9 billion at March 31, 1996. Fee and commission revenue was up only slightly as clients continued to favor low risk products, prompted by shifts in market conditions since mid-1994. Credit costs improved substantially from both the preceding and year-ago quarters.

CONSUMER PORTFOLIO REVIEW

In the Consumer portfolio, credit loss experience is often expressed in terms of annual net credit losses as a percentage of average consumer loans. Pricing and credit policies reflect the loss experience of each particular product.
Consumer loans are generally written off no later than a predetermined number of days past due on a contractual basis, or earlier in the event of bankruptcy.
The number of days is set at an appropriate level according to loan product and country.

The following table summarizes the Consumer delinquencies and net credit loss experience in both the managed and on-balance sheet consumer loan portfolio in terms of loans 90 days or more past due, net credit losses, and as a percentage of related loans.

- ---------------------------------------------------------------------------------------------------------------------------------
CONSUMER LOAN DELINQUENCY AMOUNTS, NET CREDIT LOSSES, AND RATIOS
- ---------------------------------------------------------------------------------------------------------------------------------
                                    Total Loans (A)                  90 Days or More Past Due                   Net Credit Losses
                                 ------------------         ---------------------------------      ------------------------------
                                           Mar. 31,         Mar. 31,    Dec. 31,     Mar. 31,      1st Qtr.   4th Qtr.   1st Qtr.
                                               1996             1996        1995         1995          1996       1995       1995
- ---------------------------------------------------------------------------------------------------------------------------------
                               (Dollars in Billions)                     (Dollars in Millions)               (Dollars in Millions)
CITIBANKING..................                $ 65.9           $2,755      $2,770       $2,763        $  158     $  196     $  149
 Ratio.......................                                   4.18%       4.23%        4.41%         0.97%      1.20%      0.99%

CARDS
U.S. Bankcards...............                  42.1              759         732          650           467        402        332
 Ratio.......................                                   1.80%       1.66%        1.71%         4.38%      3.77%      3.58%
Other........................                   7.6              176         141          117            80         82         45
   Ratio.....................                                   2.31%       1.93%        1.84%         4.40%      4.59%      3.00%

PRIVATE BANKING..............                  14.7              260         307          337             2         11          5
   Ratio.....................                                   1.76%       2.15%        2.45%         0.06%      0.32%      0.15%

TOTAL MANAGED................                 130.3            3,950       3,950        3,867           707        691        531
   RATIO.....................                                   3.03%       3.01%        3.20%         2.19%      2.14%      1.82%

Effect of Credit Card........                 (26.2)            (479)       (440)        (410)         (294)      (250)      (222)
 Securitization

TOTAL ON-BALANCE SHEET.......                $104.1           $3,471      $3,510       $3,457        $  413     $  441     $  309
                               --------------------------------------------------------------------------------------------------
   Ratio.....................                                   3.33%       3.32%        3.52%         1.60%      1.70%      1.30%
- ---------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL INFORMATION (MANAGED PORTFOLIO):
DEVELOPED....................                $100.7           $3,603      $3,665       $3,650        $  614     $  584     $  489
   Ratio.....................                                   3.58%       3.58%        3.87%         2.45%      2.32%      2.15%

EMERGING.....................                  29.6              347         285          217            93        107         42
   Ratio.....................                                   1.17%       0.99%        0.82%         1.29%      1.50%      0.65%
- ----------------------------------------------------------------------------------------------------------------------------------
(A)  Net of unearned income.
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------
CONSUMER LOAN BALANCES
- ----------------------------------------------------------------------------------------------------------------------------------

                                                                        End of Period(A)                       Average(A)
                                                      ----------------------------------------------------------------------------
                                                         Mar. 31,   Dec. 31,    Mar. 31,   1st Qtr.   4th Qtr.   1st Qtr.
(In Billions of Dollars)                                     1996       1995        1995       1996       1995       1995
- ----------------------------------------------------------------------------------------------------------------------------------
MANAGED.............................................       $130.3      $131.1     $120.8     $129.8     $128.1     $118.7
Securitized Loans...................................        (26.2)      (25.5)     (22.7)     (25.9)     (25.2)     (22.5)
                                                      ----------------------------------------------------------------------------
ON-BALANCE SHEET....................................       $104.1      $105.6     $ 98.1     $103.9     $102.9     $ 96.2
- ------------------------------------------------------============================================================================

(A) The end of period and average loan amounts are net of unearned income.

Total managed delinquent dollars and the related delinquency ratio were essentially unchanged from the 1995 fourth quarter. The increase in managed dollar delinquencies from the 1995 first quarter largely reflected growth in loan volumes, with the overall delinquency ratio reduced slightly. As noted on pages 4 and 26, net credit losses and the related loss ratios have increased from both the preceding and year-ago quarters.

In Citibanking, loans delinquent 90 days or more, which included $1.0 billion of U.S. mortgages, were essentially unchanged from both the first and fourth quarters of 1995. Lower delinquencies in the U.S. and Europe were offset by increases in the emerging markets, which reflected portfolio growth in both Asia Pacific and Latin America, as well as economic conditions in Latin America. Net credit losses were up slightly from the year-ago quarter, but declined $38 million from the fourth quarter of 1995 due to improvements in the U.S. and Europe, as well as in Latin America.

U.S. bankcards managed loans that were delinquent 90 days or more totaled $759 million, or 1.80% of that portfolio, as of March 31, 1996, up from $732 million, or 1.66%, at December 31, 1995. The net credit loss ratio has risen from its cyclical low in the fourth quarter of 1994. This increase, which reflects a general deterioration in the credit environment as well as the effect of portfolio seasoning, is broadly consistent with industry trends. See pages 6 and 26 for additional discussion.

In other Cards, business expansion in Asia Pacific is primarily responsible for the rise in delinquencies and the increase in net credit losses from the first quarter of 1995. While economic conditions in certain Latin American countries have also contributed to these increases, net credit losses have improved in Latin America since the fourth quarter of 1995, resulting in slightly lower losses in other Cards.

Private Banking delinquencies and net credit losses have improved from both the first and fourth quarters of 1995, reflecting lower levels of cash-basis loans and higher credit recoveries. The improvement from the fourth quarter also reflected lower gross credit write-offs.

Total consumer loans on the balance sheet with delinquencies of 90 days or more on which interest continued to be accrued (which primarily include worldwide bankcard receivables, personal loans in Germany, and student loans) were $915 million at March 31, 1996, down from $951 million at December 31, 1995. The majority of these loans, excluding the government-guaranteed student loan portfolio, are written off upon reaching a stipulated number of days past due.

Citicorp's policy for suspending the accrual of interest on consumer loans varies depending on the terms, security and credit loss experience characteristics of each product, as well as write-off criteria in place. At March 31, 1996, interest accrual had been suspended on $2.7 billion of consumer loans, up $59 million from December 31, 1995.

Consumer credit costs and the related net credit loss ratios may increase from first quarter 1996 levels as a result of credit factors applicable to the portfolio, economic conditions, and continued portfolio growth. Additionally, delinquencies and loans on which the accrual of interest is suspended could remain at relatively high levels. These factors may result in further increases to the consumer allowance.

- --------------------------------------------------------------------------------
(CORPORATE) BANKING
- --------------------------------------------------------------------------------
(Corporate) Banking serves corporations, financial institutions, governments, and other participants in capital markets throughout the world. The (Corporate) Banking results presented below include the results of the Cross-Border Refinancing Portfolio (as a component of the Emerging Markets business) and North America Commercial Real Estate (as a component of Global Relationship Banking), both of which previously were reported separately.

- ----------------------------------------------------------------------------------------------------
                                          1st Qtr.    4th Qtr.     3rd Qtr.     2nd Qtr.     1st Qtr.
(In Millions of Dollars)                    1996       1995(A)      1995(A)      1995(A)      1995(A)
- ----------------------------------------------------------------------------------------------------
Total Revenue...........................    $1,620     $1,570       $1,622       $1,770       $1,561
Net Cost to Carry Cash-Basis Loans &
 OREO...................................        (4)         6            4            5           (4)
                                        ------------------------------------------------------------
ADJUSTED REVENUE........................     1,616      1,576        1,626        1,775        1,557
                                        ------------------------------------------------------------
Total Operating Expense.................       998        981          981        1,004          954
Net OREO Benefits.......................        12         54           29           21            1
                                        ------------------------------------------------------------
ADJUSTED OPERATING EXPENSE..............     1,010      1,035        1,010        1,025          955
                                        ------------------------------------------------------------
OPERATING MARGIN........................       606        541          616          750          602
                                        ------------------------------------------------------------
Net Write-offs..........................        31         34           86           39            7
Net Cost to Carry and Net OREO Benefits.       (16)       (48)         (25)         (16)          (5)
                                        ------------------------------------------------------------
CREDIT COSTS............................        15        (14)          61           23            2
                                        ------------------------------------------------------------
OPERATING MARGIN LESS CREDIT COSTS......       591        555          555          727          600
Additional Provision....................         -          6           25           25           25
                                        ------------------------------------------------------------
INCOME BEFORE TAXES.....................       591        549          530          702          575
Income Taxes............................       122        120          141          143          178
                                        ------------------------------------------------------------
NET INCOME..............................    $  469     $  429       $  389       $  559       $  397
- ----------------------------------------============================================================

Average Assets (In Billions of Dollars).    $  139     $  139       $  140       $  150       $  149
Return on Assets........................      1.36%      1.22%        1.10%        1.49%        1.08%
- ----------------------------------------------------------------------------------------------------

(A) Reclassified to conform to latest quarter's presentation.

Net income from global corporate banking activities of $469 million in the first quarter of 1996 was up 18% from the first quarter of 1995 as business expansion in the Emerging Markets business more than offset lower results in Global Relationship Banking. Net income in the 1996 quarter also benefited from a lower effective income tax rate that resulted from a change in the geographic mix and nature of earnings. The return on assets increased to 1.36% in the first quarter of 1996 compared with 1.08% in the first quarter of 1995.

Adjusted revenue grew 4%, with strong base revenue growth--principally in the Emerging Markets business--partially offset by lower venture capital results. Revenue from transaction banking services was up 7% in the quarter and comprised 32% of adjusted revenue in the first quarters of both 1996 and 1995. Trading-related revenue was essentially unchanged, contributing $342 million, or 21% of total adjusted revenue, in the first quarter of 1996 compared with $336 million, or 22% of total adjusted revenue, in the first quarter of 1995. Lower trading-related revenue in the GRB was offset by improvement in the Emerging Markets business.

Adjusted operating expense of $1.0 billion in the first quarter of 1996 was up 6% from the first quarter of 1995. The growth is attributable to higher business volumes and investment spending to build the Emerging Markets banking franchise. Expense in the GRB was essentially unchanged from a year ago. Credit costs, at $15 million in the first quarter of 1996, remained low.

At March 31, 1996, cash-basis loans of $1.5 billion were composed of $0.4 billion in the Emerging Markets business and $1.1 billion in the GRB (including $0.9 billion attributable to the North America Commercial Real Estate portfolio). Cash-basis loans declined $0.5 billion from March 31, 1995. The OREO portfolio of $518 million declined from $1.0 billion at March 31, 1995. These declines are primarily attributable to reductions in the North America Commercial Real Estate portfolio. Total commercial cash-basis loans and OREO of $2.0 billion were essentially unchanged from December 31, 1995. See the tables entitled Cash-Basis, Renegotiated, and Past Due Loans and Other Real Estate Owned and Assets Pending Disposition on page 35.

- ----------------------------------------------------------------------------------------------------
EMERGING MARKETS
- ----------------------------------------------------------------------------------------------------
                                          1st Qtr.    4th Qtr.     3rd Qtr.     2nd Qtr.     1st Qtr.
(In Millions of Dollars)                    1996       1995(A)      1995(A)      1995(A)      1995(A)
- ----------------------------------------------------------------------------------------------------
Adjusted Revenue.......................      $ 867      $ 709        $ 716        $ 760        $ 713
Adjusted Operating Expense.............        371        358          346          355          315
                                        ------------------------------------------------------------
OPERATING MARGIN.......................        496        351          370          405          398
Credit Costs...........................         10          -           16            9            8
                                        ------------------------------------------------------------
OPERATING MARGIN LESS CREDIT COSTS.....        486        351          354          396          390
Additional Provision...................          -        (19)           -            -            -
                                        ------------------------------------------------------------
INCOME BEFORE TAXES....................        486        370          354          396          390
Income Taxes...........................         93         99           93           55          120
                                        ------------------------------------------------------------
NET INCOME.............................      $ 393      $ 271        $ 261        $ 341        $ 270
- ----------------------------------------============================================================
Average Assets (In Billions of Dollars)      $  55      $  53        $  50        $  49        $  48
Return on Assets.......................       2.87%      2.03%        2.07%        2.79%        2.28%
- ----------------------------------------============================================================

(A) Reclassified to conform to latest quarter's presentation.

Net income from the Emerging Markets business totaled $393 million in the quarter, up $123 million from the first quarter of 1995, as strong growth in revenue and operating margin was coupled with lower local effective income tax rates. Average assets grew by $7 billion from the first quarter of 1995 reflecting continued business expansion.

Revenue growth of $154 million, or 22%, in the first quarter of 1996 compared with the first quarter of 1995 reflected broad business expansion in Latin America and Asia Pacific, and across trading-related activities, loan products, and transaction services. About one-fifth of the revenue in the Emerging Markets was attributable to business with multinational companies that are relationship-managed with the GRB, with that revenue having grown at a double-digit rate from the year-ago quarter. Revenue in the first quarter of 1996 related to net asset gains and securities transactions was up $19 million from the first quarter of 1995. Such revenue included a pretax gain of $52 million in the 1996 first quarter from the sale of Brazil interest bonds, while the 1995 first quarter revenue included gains from the sale of a real estate asset and revenue related to the completion of the refinancing agreement with Ecuador.

Operating expense rose 18% in the first quarter of 1996 compared with the first quarter of 1995 primarily because of higher business volumes and investment spending to build the franchise. Since the first quarter of 1995, banking operations were initiated in Slovakia, Romania, Israel, and Lebanon. In addition, operations were expanded by opening additional offices or converting representative offices to branches or subsidiaries in countries such as Tanzania, Russia, China, Poland, Bangladesh, and South Africa.

Credit costs were $10 million in the first quarter of 1996 compared with $8 million in the first quarter of 1995.

The Emerging Markets business results include the Cross-Border Refinancing Portfolio, which previously was reported separately. It earned $89 million in the first quarter of 1996, up from $65 million in the first quarter of 1995, with average assets unchanged at $3 billion. At March 31, 1996, Citicorp's cross-border and non-local currency outstandings in the Cross-Border Refinancing Portfolio included $2.9 billion of medium- and long-term outstandings, down $0.5 billion from the first quarter of 1995. The medium- and long-term debt outstandings at March 31, 1996 included $2.0 billion in Brazil, $0.4 billion in Venezuela, $0.2 billion in South Africa, and $0.3 billion in the aggregate in eight other countries. Of the $2.9 billion of outstandings in the Cross-Border Refinancing Portfolio, $2.5 billion is in the form of securities carried at fair value in the available-for-sale securities portfolio (with an amortized cost of $2.4 billion), all of which were current as to principal and interest as of March 31, 1996. See the table entitled Securities on page 34. The amount of cash-basis loans in the Cross-Border Refinancing Portfolio was $24 million at March 31, 1996.

- ----------------------------------------------------------------------------------------------------
GLOBAL RELATIONSHIP BANKING
- ----------------------------------------------------------------------------------------------------
                                          1st Qtr.    4th Qtr.     3rd Qtr.     2nd Qtr.     1st Qtr.
(In Millions of Dollars)                    1996       1995(A)      1995(A)      1995(A)      1995(A)
- ----------------------------------------------------------------------------------------------------
Adjusted Revenue.......................      $ 749      $ 867        $ 910       $1,015        $ 844
Adjusted Operating Expense.............        639        677          664          670          640
                                        ------------------------------------------------------------
OPERATING MARGIN.......................        110        190          246          345          204
Credit Costs...........................          5        (14)          45           14           (6)
                                        ------------------------------------------------------------
OPERATING MARGIN LESS CREDIT COSTS.....        105        204          201          331          210
Additional Provision...................          -         25           25           25           25
                                        ------------------------------------------------------------
INCOME BEFORE TAXES....................        105        179          176          306          185
Income Taxes...........................         29         21           48           88           58
                                        ------------------------------------------------------------
NET INCOME.............................      $  76      $ 158        $ 128       $  218        $ 127
- ----------------------------------------============================================================
Average Assets (In Billions of Dollars)      $  84      $  86        $  90       $  101        $ 101
Return on Assets.......................       0.36%      0.73%        0.56%        0.87%        0.51%
- ----------------------------------------============================================================

(A) Reclassified to conform to latest quarter's presentation.

- --------------------------------------------------------------------------------
Net income from the GRB in North America, Europe, and Japan totaled $76 million in the first quarter of 1996, down $51 million from the first quarter of 1995. Average assets declined by $17 billion compared with the first quarter of 1995, primarily reflecting a reduction of trading assets and the effects of repositioning the GRB since the second quarter of 1995.

Adjusted revenue of $749 million reflected stable base business revenue and a reduction of $103 million in trading-related and venture capital revenue. Volatile U.S. interest rates and directionless foreign exchange markets in the first quarter of 1996 contributed to the decline in trading-related revenue. Expenses were essentially unchanged from the 1995 first quarter, with growth related to areas of increased business volumes offset primarily by lower incentive compensation. Credit costs were $5 million in the first quarter of 1996 compared with a net credit of $6 million in the first quarter of 1995.

The GRB results include the North America Commercial Real Estate portfolio, which previously was reported separately. Its average assets of $4 billion earned $4 million in the 1996 first quarter, compared with a break-even quarter a year ago, which included a gain on the sale of an asset. Total North America Commercial Real Estate exposure at March 31, 1996 of $6.7 billion consisted of performing loans ($4.0 billion), cash-basis loans ($0.9 billion), OREO ($0.4 billion), and letters of credit and other ($1.4 billion). Total exposure at March 31, 1996 declined $2.8 billion, or 29%, from the year-earlier quarter, primarily as a result of paydowns, maturities, asset sales, and reductions of commitments. At March 31, 1996, total exposure was spread among office (43%), residential (18%), retail (17%), and other (22%) projects; with the largest concentrations in the mid-Atlantic (23%) and California (22%) regions. Cash-basis loans and OREO were reduced $1.1 billion from a year ago. Letters of credit and other included $0.4 billion related to projects on which debt service is continuing but the loan-to-value ratios have deteriorated or where the borrowers are experiencing financial difficulties.

- --------------------------------------------------------------------------
CORPORATE ITEMS
- --------------------------------------------------------------------------
                                                             First Quarter
                                                       -------------------
(In Millions of Dollars)                                   1996    1995(A)
- ------------------------                               -------------------
Revenue..............................................     $ 248       $162
Operating Expense....................................       121         87
                                                       -------------------
Income Before Taxes..................................       127         75
Income Taxes.........................................       195        106
                                                       -------------------
NET LOSS.............................................     $ (68)      $(31)
- -------------------------------------------------------===================

(A) Reclassified to conform to latest quarter's presentation.
- --------------------------------------------------------------------------------
Corporate Items includes revenue derived from charging businesses for funds employed (based upon a marginal cost of funds concept), unallocated corporate costs, and the offset created by attributing income taxes to business activities on a local tax-rate basis.

Corporate Items revenue increased reflecting funding benefits associated with higher equity levels while expense levels reflected higher spending related to technology initiatives and costs associated with performance-based incentive plans. Income tax amounts for the 1996 first quarter reflected higher offsets created as a result of taxes attributed to business activities on a local tax-rate basis.

MANAGING GLOBAL RISK
- --------------------------------------------------------------------------------
LIQUIDITY
- --------------------------------------------------------------------------------

Citicorp manages liquidity through a well-defined process described in the 1995 Annual Report and Form 10-K.

Total deposits of $172.0 billion represent 65% of total funding at March 31, 1996, compared with $167.1 billion (65% of total funding) at December 31, 1995, and are broadly diversified by geography and customer segments. Stockholders' equity, which was $19.8 billion at March 31, 1996 compared with $19.6 billion at December 31, 1995, is also an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp (the "Parent Company") and its subsidiaries. Total long-term debt and subordinated capital notes outstanding at March 31, 1996, were $19.2 billion, compared with $18.5 billion at year-end 1995. A diversity of sources, currencies, and maturities is used to gain the broadest practical access to the investor base.

Securitization of assets remains an important source of liquidity. Total assets securitized during the quarter were $2.0 billion, including $1.6 billion of U.S. credit card receivables. As securitized credit card receivable transactions amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. During the first quarter of 1996, $0.9 billion of previously securitized credit card receivables amortized and $4.8 billion are scheduled to amortize during the remainder of the year.

The Parent Company is a legal entity separate and distinct from Citibank, N.A. and its other subsidiaries and affiliates. As discussed in the 1995 Annual Report and Form 10-K, there are various legal limitations on the extent to which Citicorp's subsidiaries may extend credit, pay dividends, or otherwise supply funds to Citicorp. As of March 31, 1996, under their applicable dividend limitations, Citicorp's national and state-chartered bank subsidiaries could have declared dividends to their respective parent companies without regulatory approval of approximately $4.0 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that as of March 31, 1996, its bank subsidiaries could have distributed dividends to Citicorp, directly or through their parent holding company, of approximately $3.6 billion of the available $4.0 billion.

- --------------------------------------------------------------------------------
PRICE RISK
- --------------------------------------------------------------------------------

Citicorp manages the sensitivity of earnings to changes in interest rates, foreign exchange rates, and market prices and volatilities through established procedures described in the 1995 Annual Report and Form 10-K. These include limits set annually for each major category of risk; these limits are monitored and managed by the businesses and reviewed monthly at the corporate level. Citicorp uses a risk management system based on market factors that accommodates the diversity of balance sheet and derivative product exposures and exposure management systems of its various businesses. The market factor approach identifies the variables that cause a change in the value of a financial instrument, including the term structure of interest rates, foreign exchange rates, equity securities and commodities prices and their volatilities. Price risk is then measured using various tools, including the earnings at risk method, which is applied to interest rate risk of the non-trading portfolios, and the potential loss amount method, which is applied to the trading portfolios. These methods are comparable with value at risk measurements employed throughout the industry, and are used as indicators to monitor sensitivity of earnings to market risk rather than as a quantification of aggregate risk amounts.

Earnings at risk measures the potential pretax earnings impact on the non-trading activities of a specified movement in interest rates for an assumed defeasance period, which ranges from one to eight weeks depending on the depth of liquidity in the market and the instrument involved. The earnings at risk is calculated separately for each currency by multiplying the repricing gap between interest sensitive items by the specified interest rate movement, and then taking into account the impact of options, both explicit and embedded. The specific rate movements are statistically derived from a two standard deviation movement, which results in a confidence level of 97.5%. Business units manage the potential earnings effect of interest rate movements by modifying the asset and liability mix, either directly or through the use of derivatives. These include interest rate swaps and other derivative instruments which are either designated and effective as hedges or designated and effective in modifying the interest rate characteristics of specified assets or liabilities. The utilization of derivatives is modified from time to time in response to changing market conditions as well as changes in the characteristics and mix of the related assets and liabilities.

Citicorp's primary non-trading price risk exposure is to movements in U.S. dollar interest rates. During the first quarter of 1996, the amount of U.S. dollar earnings at risk for the following 12 months to a two standard deviation increase in rates had a potential negative impact which ranged at each month-end from approximately $130 million to $165 million in the aggregate. This is somewhat higher than the range from $30 million to $150 million during the full year 1995. As of March 31, 1996, the U.S. dollar interest rate exposure taken in tenors beyond one year results in earnings at risk of a maximum of $115 million in any single future year. The table below summarizes Citicorp's worldwide earnings at risk at March 31, 1996 over the next 12 months from changes in U.S. dollar interest rates.

- ---------------------------------------------------------------------
TWELVE MONTH U.S. DOLLAR EARNINGS AT        Assuming a Rate Move of
 RISK (PRETAX)                            Two Standard   Two Standard
                                            Deviation      Deviation
(In Millions at March 31, 1996)             Increase       Decrease
- ---------------------------------------------------------------------

Excluding Derivatives...................         $ 119          $(112)
Including Derivatives...................          (166)           183
- ---------------------------------------------------------------------

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

During the first quarter of 1996, the potential loss amount in the trading portfolios based on monthly averages of daily exposures ranged from approximately $50 million to $60 million pre-tax in the aggregate for Citicorp's major trading centers, compared with a range in 1995 of approximately $40 million to $60 million. The potential loss amounts were relatively stable in 1995 and the first quarter of 1996. The level of exposure taken is a function of the market environment and expectations of future price and market movements, and will vary from period to period. Trading-related revenue for the first quarter of 1996 was $392 million, compared with $483 million in the fourth quarter of 1995. While there was continued customer demand for risk management products, trading-related revenue declined as a result of lower foreign exchange revenue attributable to directionless foreign exchange markets in the major currencies.

- --------------------------------------------------------------------------------
DERIVATIVE AND FOREIGN EXCHANGE CONTRACTS
- --------------------------------------------------------------------------------

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

As a dealer, Citicorp enters into derivative and foreign exchange instruments with customers separately or with other products, to help them to manage their risk profile, and also trades for Citicorp's own account. In addition, Citicorp employs derivative and foreign exchange contracts among other instruments as an end-user in connection with its risk management activities. Monitoring procedures entail objective measurement systems, well-defined market and credit risk limits at appropriate control levels, and timely reports to line and senior management according to prescribed policies. Additional information concerning Citicorp's derivative and foreign exchange activities, including a description of accounting policies, is provided in the 1995 Annual Report and Form 10-K.

Notional principal amounts are frequently used as indicators of derivative and foreign exchange activity, serving as a point of reference for calculating payments. Notional principal amounts do not reflect balances subject to credit or market risk, nor do they reflect the extent to which positions offset one another. As a result, they do not represent the much smaller amounts that are actually subject to risk in these transactions. Balance sheet credit exposure arises from unrealized gains and represents the amount of loss that Citicorp would suffer if every counterparty to which Citicorp was exposed were to default at once (i.e., the cost of replacing these contracts), and does not represent actual or expected loss amounts. Master netting agreements mitigate credit risk by permitting the offset of amounts due from and to individual counterparties in the event of counterparty default. The table below presents the aggregate notional principal amounts of Citicorp's outstanding derivative and foreign exchange contracts at March 31, 1996 and December 31, 1995, along with the related balance sheet credit exposure. The table includes all contracts with third parties, including both dealer and end-user positions.

- ---------------------------------------------------------------------------------------
DERIVATIVE AND FOREIGN EXCHANGE CONTRACTS
- ---------------------------------------------------------------------------------------
                                                                          Balance Sheet
                                      Notional Principal Amounts    Credit Exposure (A)
                                      --------------------------    -------------------
                                           Mar. 31,     Dec. 31,    Mar. 31,   Dec. 31,
(In Billions of Dollars)                       1996         1995        1996       1995
- ---------------------------------------------------------------------------------------
INTEREST RATE PRODUCTS
  Futures Contracts                        $  175.1       $145.2      $    -     $    -
  Forward Contracts                           199.0        295.2         0.3        0.6
  Swap Agreements                             443.5        431.9         7.5        9.1
  Purchased Options                           115.1        105.9         1.2        1.2
  Written Options                             148.0        158.1           -          -
FOREIGN EXCHANGE PRODUCTS
  Futures Contracts                             1.2          1.1           -          -
  Forward Contracts                         1,061.0        983.5        10.8       12.2
  Cross-Currency Swap Agreements               36.2         35.2         1.9        2.0
  Purchased Options                            99.2         93.7         1.6        1.8
  Written Options                              92.2         88.2           -          -
COMMODITY AND EQUITY PRODUCTS                  30.5         38.0         0.9        0.9
                                                                  ---------------------
                                                                        24.2       27.8
EFFECTS OF MASTER NETTING
 AGREEMENTS (B)                                                        (10.6)     (11.7)
                                                                  ---------------------
                                                                      $ 13.6     $ 16.1
- ------------------------------------------------------------------=====================

(A) There is no balance sheet credit exposure for futures contracts because they settle daily in cash, and none for written options because they represent obligations (rather than assets) of Citicorp.
(B) Master netting agreements mitigate credit risk by permitting the offset of amounts due from and to individual counterparties in the event of counterparty default.

Citicorp manages its credit exposure on derivative and foreign exchange instruments as part of the overall extension of credit to individual customer relationships, subject to the same credit approvals, limits, and monitoring procedures used for other activities. In managing the aggregate credit extension to an individual customer, Citicorp measures the amount at risk on a derivative or foreign exchange instrument as the sum of two factors: the current replacement cost (i.e., balance sheet credit exposure), and the potential increase in the replacement cost over the remaining life of the instrument should market prices change. Citicorp's use of these two risk measures is discussed further in the 1995 Annual Report and Form 10-K. As shown in the table on page 16, the current replacement cost for all contracts in the aggregate was $13.6 billion at March 31, 1996. The potential increase in replacement cost, estimated as the additional loss that Citicorp would suffer if changes in market rates resulted in additional unrealized gains and every counterparty to which Citicorp was exposed were to default at once, was approximately $40.5 billion in the aggregate for all contracts at March 31, 1996 and $42.2 billion at December 31,1995. At year-end 1995, approximately 94% of the total credit exposure was to investment grade counterparties and approximately 88% was under three years tenor, and Citicorp believes the distribution is substantially similar at March 31, 1996. There were no significant amounts of non-performing contracts at March 31, 1996 and there were no credit-related losses on derivative contracts in the first quarter of 1996.

Citicorp's management of its derivative and foreign exchange activities, including the related accounting and operational controls, is tailored to its dealer and end-user activities.

Citicorp's dealer activities are managed on a market-value basis, which recognizes in earnings the gains or losses resulting from changes in market rates. For other than short-term derivative and foreign exchange contracts, Citicorp defers, at the inception of each contract, an appropriate portion of the initial market value attributable to ongoing costs such as servicing and operational activities. This amount is amortized into trading account or foreign exchange revenue over the life of the contract. The balance of unamortized revenue was $286 million at March 31, 1996. Information regarding derivative and foreign exchange trading-related revenue can be found on page 24.

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

The tables below and on page 18 provide data on the notional principal amounts and maturities of end-user (non-trading) derivatives, along with additional data on end-user interest rate swaps and net purchased option positions as of March 31, 1996 with three-month LIBOR forward rates included for reference. Contract maturities are related to the underlying risk management strategies.


END-USER DERIVATIVE AND FOREIGN EXCHANGE CONTRACTS
(INCLUDING THIRD-PARTY AND INTERCOMPANY CONTRACTS)
- --------------------------------------------------------------------------------------------------------------------
                                 Notional Principal
                                            Amounts                     Percentage of March 31, 1996 Amount Maturing
                              ---------------------    -------------------------------------------------------------
                              Mar. 31,     Dec. 31,    Within 1   1 to 2     2 to 3    3 to 4     4 to 5     After 5
(In Billions of Dollars)          1996         1995        Year    Years      Years     Years      Years       Years
- --------------------------------------------------------------------------------------------------------------------
INTEREST RATE PRODUCTS
Futures Contracts............... $17.5        $13.6          80%      14%         5%        1%         -           -
Forward Contracts...............   5.7          5.6          92        7          -         -          1%          -
Swap Agreements.................  97.9         90.9          26       20         19        13          9          13%
Option Contracts................  29.2         45.6          60       21          8         6          3           2

FOREIGN EXCHANGE PRODUCTS
Futures and Forward
 Contracts......................  56.9         54.8          97        3          -         -          -           -
Cross-Currency Swap
 Agreements.....................   3.1          3.2          22       13         10        16         16          23
- --------------------------------------------------------------------------------------------------------------------

- -------------------------------------------------------------------------------------------
END-USER INTEREST RATE SWAPS AND NET PURCHASED OPTIONS AS OF MARCH 31, 1996
- -------------------------------------------------------------------------------------------
                                                Remaining Contracts Outstanding at Mar. 31,
                                        ---------------------------------------------------
(In Billions of Dollars)                    1996     1997     1998     1999    2000    2001
- -------------------------------------------------------------------------------------------
RECEIVE FIXED SWAPS
 Notional Amounts......................... $74.1    $57.1    $44.8    $29.7   $18.4   $ 9.9
 Weighted-Average Fixed Rate..............   6.4%     6.5%     6.6%     6.9%    6.5%    6.8%
PAY FIXED SWAPS
 Notional Amounts......................... $12.9    $ 8.5    $ 5.9    $ 4.1   $ 3.6   $ 3.2
 Weighted-Average Fixed Rate..............   7.1%     7.1%     7.1%     7.1%    7.1%    7.0%
BASIS SWAPS
 Notional Amounts......................... $10.9    $ 7.1    $ 2.2    $ 0.6   $ 0.1   $ 0.1
PURCHASED CAPS (INCLUDING COLLARS)
 Notional Amounts......................... $19.2    $ 4.8    $ 2.5    $ 1.5   $ 0.6       -
 Weighted-Average Cap Rate Purchased......   6.5%     6.8%     7.5%     7.8%    8.1%      -
WRITTEN FLOORS RELATED TO PURCHASED
 CAPS (COLLARS)
 Notional Amounts......................... $ 1.8    $ 0.2    $ 0.2    $ 0.2   $ 0.1       -
 Weighted-Average Floor Rate Written......   5.5%     8.2%     8.2%     8.2%    8.2%      -
WRITTEN CAPS RELATED TO OTHER PURCHASED
 CAPS
 Notional Amounts......................... $ 6.7    $ 6.0    $ 1.4    $ 1.3   $ 0.6   $ 0.5
 Weighted-Average Cap Rate Written........   7.1%     7.2%     9.1%     9.1%    9.5%    9.6%
- -------------------------------------------------------------------------------------------
THREE-MONTH IMPLIED FORWARD LIBOR RATES
 (A)......................................   5.4%     5.9%     6.4%     6.7%    6.9%    7.1%
- -------------------------------------------------------------------------------------------

(A) The floating rate for a substantial majority of the end-user interest rate swaps is three-month LIBOR. The three-month LIBOR rates shown above reflect the implied forward yield curve for that index as of March 31, 1996.

Citicorp's utilization of these instruments is modified from time to time in response to changing market conditions as well as changes in the characteristics and mix of the related assets and liabilities. In this connection, during the first quarter of 1996 interest rate contracts with notional principal amounts of approximately $27.4 billion were closed out primarily related to interest rate collars ($13.6 billion of purchased caps and $13.6 billion of written floors related to purchased caps), resulting in a net deferred loss of approximately $11 million. Total unamortized net deferred losses, including those related to prior period close-outs, were approximately $91 million at March 31, 1996, which will be amortized through earnings over the period reflecting the original hedging or risk management strategy (46% in 1996, 37% in 1997, and 17% in subsequent years). End-user derivative positions are components of Citicorp's designated asset and liability management activities. Derivatives provide an additional tool for accomplishing risk management objectives, but these same objectives could alternatively be accomplished using other financial instruments. Therefore, Citicorp does not believe it is meaningful to analyze the derivatives component of its risk management activities in isolation from related positions. The table on page 19 provides information about the estimated fair values of financial instruments.

The Financial Accounting Standards Board is developing possible new accounting standards which could significantly affect the accounting treatment of derivative and foreign exchange contracts by Citicorp and its customers. It is not possible at this time to determine how such changes could affect the nature and extent of these activities.

- --------------------------------------------------------------------------------
ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
- --------------------------------------------------------------------------------

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


- -----------------------------------------------------------------------
ESTIMATED FAIR VALUE IN EXCESS OF (LESS THAN) CARRYING VALUE
- -----------------------------------------------------------------------
                                          Mar. 31,  Dec. 31,   Mar. 31,
(In Billions of Dollars)                      1996      1995       1995
- -----------------------------------------------------------------------
Assets and Liabilities..................     $ 5.4     $ 5.0      $ 4.3
End-User Derivative and Foreign                0.2       1.4       (0.7)
 Exchange Contracts.....................
Loan Commitments........................         -         -       (0.2)
Credit Card Receivable Securitizations         0.3      (0.3)       0.3
 (A)....................................
                                        -------------------------------
                                               5.9       6.1        3.7
Deposits with No Fixed Maturity (B).....       2.7       2.3        2.5
                                        -------------------------------
TOTAL                                        $ 8.6     $ 8.4      $ 6.2
- ----------------------------------------===============================

(A) Represents the estimated excess in fair value of the underlying receivables and investor certificates, which is derived by Citicorp in the form of excess servicing, and principally arises from fixed rates payable to certificate holders.
(B) Represents the estimated excess fair value related to the expected time period until runoff of existing deposits with no fixed maturity on the balance sheet at March 31, 1996, without assuming any regeneration of balances, based on the estimated difference between the cost of funds on these deposits and the cost of funds from alternative sources.

In the aggregate, estimated fair values exceeded carrying values by approximately $8.6 billion at March 31, 1996, $8.4 billion at December 31, 1995, and $6.2 billion at March 31, 1995. The increase from December 31, 1995 is primarily due to the effect of increasing interest rates on the value of fixed rate liabilities, asset securitizations, and deposits with no fixed maturity, principally offset by decreases related to the value of derivative contracts due to the same interest rate environment. The increase from March 31, 1995 is primarily due to higher fair values for the loan portfolio, the value of derivative contracts as a result of a decrease in the level of interest rates, and the transfer in the fourth quarter of 1995 of securities held to maturity to available for sale, partially offset by decreases in fixed rate liabilities due to the same interest rate environment.

- --------------------------------------------------------------------------------
CAPITAL
- --------------------------------------------------------------------------------

Citicorp is subject to risk-based capital guidelines issued by the Federal Reserve Board ("FRB"). These guidelines are supplemented by a leverage ratio requirement. The risk-based capital guidelines and the leverage ratio requirement are detailed in the 1995 Annual Report and Form 10-K.

- ----------------------------------------------------------------------------
CITICORP RATIOS                Mar. 31, 1996   Dec. 31, 1995   Mar. 31, 1995
- ----------------------------------------------------------------------------

Common Stockholders' Equity..           6.71%           6.43%           5.21%

Tier 1 Capital...............           8.42            8.41            8.01
Tier 1 and Tier 2 Capital....          12.37           12.33           12.06

Leverage (A).................           7.44            7.45            7.00
- ----------------------------------------------------------------------------

(A) Tier 1 capital divided by adjusted average assets.


Citicorp maintained a strong capital position during the first quarter of 1996. Total capital (Tier 1 and Tier 2) amounted to $28.0 billion at March 31, 1996, representing 12.37% of net risk-adjusted assets. This compares with $27.7 billion and 12.33% at December 31, 1995 and $26.9 billion and 12.06% at March 31, 1995. Tier 1 capital of $19.0 billion at March 31, 1996 represented 8.42% of net risk-adjusted assets, compared with $18.9 billion and 8.41% at December 31, 1995 and $17.8 billion and 8.01% at March 31, 1995. The Tier 1 capital ratio at March 31, 1996 exceeded Citicorp's target range for the Tier 1 ratio of 8.00% to 8.30%.

Common stockholders' equity increased a net $3.7 billion from a year ago and $1.2 billion during the quarter to $17.7 billion at March 31, 1996, representing 6.71% of assets, compared with 6.43% at year-end 1995 and 5.21% at March 31, 1995. The increases in common stockholders' equity principally reflected changes in retained earnings and conversions of convertible preferred stock, partially offset by activity under the stock repurchase program. At March 31, 1996, Citicorp had no outstanding convertible preferred stock. The book value per share of $36.79 at March 31, 1996 was up slightly from a year ago, but down from $38.64 at December 31, 1995. The book value per share at March 31, 1996 reflected the effect of conversions of convertible preferred stock and, to a lesser extent, repurchases of common stock since the market price of the repurchased common shares was greater than the book value per share.

In June 1995, upon achieving its risk-based capital ratio targets, Citicorp initiated a two-year $3.0 billion common stock repurchase program. In January 1996, the program was expanded to a total of $4.5 billion through January 31, 1998. During the first quarter of 1996, Citicorp repurchased 9.6 million shares of common stock at an aggregate purchase price of $721 million. Since the program was initiated, Citicorp has repurchased 32.6 million shares of common stock at an aggregate cost of $2.2 billion.

The amounts available to use for the repurchase of stock under the program are referred to as "free capital." As shown in the table below, free capital represents Tier 1 capital generated during the period, reduced by capital attributed to funding business expansion. During the first quarter of 1996, Citicorp generated $750 million of free capital, of which $721 million was utilized to repurchase 9.6 million shares of common stock at an average price of $75.39 per share.

- ----------------------------------------------------
FREE CAPITAL
- ----------------------------------------------------
(In Millions of Dollars)               1st Qtr. 1996
- ----------------------------------------------------
Tier 1 Capital Generated:
 Net Income..........................          $ 914
 Issuances/Other (A).................            185
 Cash Dividends Declared.............           (257)
                                     ---------------
Total Tier 1 Capital Generated.......            842
Capital Attributed to Growth in Net
  Risk-Adjusted Assets...............            (92)
                                     ---------------
FREE CAPITAL.........................          $ 750
- -------------------------------------===============

(A) Primarily includes issuance of common stock under various staff benefits plans and the dividend reinvestment plan.

- ---------------------------------------------------------------------------------------
COMPONENTS OF RISK-BASED CAPITAL UNDER REGULATORY GUIDELINES
(In Millions of Dollars)                  Mar. 31, 1996   Dec. 31, 1995   Mar. 31, 1995
- ---------------------------------------------------------------------------------------
TIER 1 CAPITAL
Common Stockholders' Equity.............       $ 17,684        $ 16,510        $ 14,024
Perpetual Preferred Stock...............          2,078           3,071           4,337
Minority Interest.......................             81              70              58
Less:
 Net Unrealized (Gains) Losses -........           (174)           (132)             58
  Securities Available for Sale (A)
 Intangible Assets (B)..................           (314)           (293)           (338)
 50% Investment in Certain Subsidiaries
  (C)...................................           (319)           (311)           (297)
                                        ===============================================
Total Tier 1 Capital....................         19,036          18,915          17,842
                                        ===============================================

TIER 2 CAPITAL
Allowance for Credit Losses (D).........          2,857           2,843           2,814
Qualifying Debt (E).....................          6,386           6,278           6,491
Less: 50% Investment in Certain
 Subsidiaries (C).......................           (319)           (311)           (297)
                                        -----------------------------------------------
Total Tier 2 Capital....................          8,924           8,810           9,008

                                        ===============================================
Total Capital (Tier 1 and Tier 2).......       $ 27,960        $ 27,725        $ 26,850
                                        ===============================================

Net Risk-Adjusted Assets (F)............       $226,020        $224,915        $222,647
- ---------------------------------------------------------------------------------------

(A) Tier 1 capital excludes unrealized gains and losses on securities available for sale in accordance with regulatory risk-based capital guidelines.
(B) Includes goodwill and certain identifiable intangible assets.
(C) Primarily Citicorp Securities, Inc.
(D) Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.
(E) Includes qualifying senior and subordinated debt in an amount not exceeding 50% of Tier 1 capital and subordinated capital notes subject to certain limitations.
(F) Includes risk-weighted credit equivalent amounts net of applicable bilateral netting agreements of $8.8 billion for interest rate, commodity and equity derivative contracts and foreign exchange contracts as of March 31, 1996, compared with $10.0 billion and $13.7 billion at December 31 and March 31, 1995, respectively. Net risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses.

As discussed in the 1995 Annual Report and Form 10-K, Citicorp has entered into forward purchase agreements on its common stock, to be settled in shares of its common stock on a net basis. As of March 31, 1996, agreements were in place covering approximately $900 million of Citicorp common stock (13.0 million shares) with forward prices averaging $68.94 per share. If these agreements were settled based on the March 31, 1996 market price of Citicorp common stock ($80.00 per share), Citicorp would be entitled to receive approximately 1.7 million shares. During the first quarter of 1996, settlements resulted in Citicorp receiving approximately 800,000 shares of its common stock.

Citicorp's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At March 31, 1996 all of Citicorp's subsidiary depository institutions were "well capitalized" under the federal bank regulatory agencies' definitions.

- ----------------------------------------------------------------------------
CITIBANK, N.A. RATIOS          Mar. 31, 1996   Dec. 31, 1995   Mar. 31, 1995
- ----------------------------------------------------------------------------
Common Stockholder's Equity             7.18%           7.08%           6.57%

Tier 1 Capital                          8.42            8.32            8.14
Tier 1 and Tier 2 Capital              12.30           12.24           12.61

Leverage                                6.75            6.65            6.53
- ----------------------------------------------------------------------------

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

STATEMENT OF INCOME ANALYSIS
- --------------------------------------------------------------------------------
NET INTEREST REVENUE (TAXABLE EQUIVALENT BASIS)
- --------------------------------------------------------------------------------

Net interest revenue of $2.7 billion in the first quarter of 1996 increased 15% from the year ago period, reflecting higher net rate spreads, including funding benefits associated with higher equity levels, as well as an increase in interest-earning assets. Net interest revenue and net interest margin for all periods presented were reduced by the effect of credit card securitization. Adjusted for the effect of credit card securitization, net interest revenue for the 1996 first quarter of $3.3 billion increased 16% from the 1995 first quarter and 5% from the 1995 fourth quarter. The adjusted net interest margin increased to 5.15% in the 1996 first quarter from 4.61% in the first quarter of 1995 and 4.91% in the fourth quarter of 1995.

The adjusted net interest margin in the U.S. of 5.64% in the 1996 first quarter was up from 4.82% in the 1995 first quarter and 5.17% in the 1995 fourth quarter. The increase from the first quarter of 1995 principally reflected a decrease in the level of lower-yielding trading assets in the GRB, higher volumes and increased spreads in the U.S. bankcards business, lower cost to carry cash-basis loans and OREO, and a reduced deposit insurance assessment rate. The improvement over the 1995 fourth quarter primarily reflected increased spreads in the U.S. bankcards business.

Net interest revenue from activities outside the U.S. grew 20% from the first quarter of 1995 and represented 47% of total adjusted net interest revenue in the first quarter of 1996. The net interest margin outside the U.S. of 4.71% in the first quarter of 1996 increased from 4.39% in the 1995 first quarter and 4.66% in the 1995 fourth quarter. The increase in the net interest margin from both the 1995 first and fourth quarters reflected improved spreads related to activities in the (Corporate) Banking business in Latin America and expansion of the Cards business in Asia Pacific. Additionally, the improvement in the net interest margin from the 1995 first quarter reflected an increase in trading-related net interest revenue in Latin America.

The $8.4 billion increase in adjusted average interest-earning assets in the 1996 first quarter from the year ago period was mainly attributable to higher levels of consumer loans both in and outside the U.S. and commercial loans outside the U.S., partially offset by a reduction in trading assets in the Global Relationship Bank.

- --------------------------------------------------------------------------------------------------
NET INTEREST REVENUE STATISTICS             1st Qtr.     4th Qtr.   3rd Qtr.   2nd Qtr.   1st Qtr.
(TAXABLE EQUIVALENT BASIS) (A) (B)              1996         1995       1995       1995       1995
- --------------------------------------------------------------------------------------------------
NET INTEREST REVENUE: (In Millions of Dollars)
   U.S..................................        $1,716     $1,607     $1,612     $1,514     $1,515
   Outside the U.S......................         1,547      1,499      1,502      1,459      1,286
                                        ----------------------------------------------------------
TOTAL ADJUSTED (C) .....................         3,263      3,106      3,114      2,973      2,801
Effect of credit card securitization....          (570)      (537)      (508)      (497)      (468)
                                        ----------------------------------------------------------
TOTAL...................................        $2,693     $2,569     $2,606     $2,476     $2,333
                                        ==========================================================

AVERAGE INTEREST-EARNING ASSETS: (In Billions of
 Dollars)
 U.S....................................        $122.4     $123.3     $122.3     $126.4     $127.4
 Outside the U.S........................         132.2      127.7      122.8      121.8      118.8
                                        ----------------------------------------------------------
TOTAL ADJUSTED (C)......................         254.6      251.0      245.1      248.2      246.2
Effect of credit card securitization....         (25.9)     (25.2)     (23.6)     (23.3)     (22.5)
                                        ----------------------------------------------------------
TOTAL...................................        $228.7     $225.8     $221.5     $224.9     $223.7
                                        ==========================================================

NET INTEREST MARGIN (%):
   U.S. (Adjusted)......................          5.64%      5.17%      5.23%      4.81%      4.82%
   Outside the U.S. ....................          4.71       4.66       4.85       4.80       4.39

TOTAL ADJUSTED (C)......................          5.15%      4.91%      5.04%      4.80%      4.61%
Effect of credit card securitization....          (.41)      (.40)      (.37)      (.38)      (.38)
                                        ----------------------------------------------------------
TOTAL...................................          4.74%      4.51%      4.67%      4.42%      4.23%
- ----------------------------------------==========================================================

(A) Includes appropriate allocations for capital and funding costs based on the location of the asset.
(B) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.
(C) Adjusted for the effect of credit card securitization. See page 28 for discussion.

- ----------------------------------------------------------------------------
FEE AND COMMISSION REVENUE
- ----------------------------------------------------------------------------
                                                               First Quarter
                                                          ------------------
(In Millions of Dollars)                                       1996     1995
- ----------------------------------------------------------------------------
CONSUMER:
 Developed Markets.......................................    $  532   $  565
 Emerging Markets........................................       255      219
                                                          ------------------
 Total Consumer..........................................       787      784

(CORPORATE) BANKING AND OTHER............................       482      448
                                                          ------------------
TOTAL ADJUSTED (A).......................................     1,269    1,232

Effect of Credit Card Securitization.....................        43       30
                                                          ------------------
 TOTAL...................................................    $1,312   $1,262
- ----------------------------------------------------------==================

(A) Adjusted for the effect of credit card securitization. See page 28 for discussion.
- --------------------------------------------------------------------------------
Total fee and commission revenue of $1.3 billion in the first quarter of 1996 was up 4% from the year-ago level. Fee and commission revenue was increased in both periods presented by the effect of credit card securitization. Adjusted for the effect of credit card securitization, fee and commission revenue in the first quarter of 1996 was up 3% from the comparable year ago period.

Within the Consumer businesses, fee and commission revenue was essentially unchanged from the year ago period. Continued double-digit growth in the emerging markets reflected increases across various consumer products offered in these markets, particularly credit card related fees in Asia and trust and investment fee revenue in Latin America, while fees in the developed markets were reduced from levels in the 1995 first quarter.

In the (Corporate) Banking business, fee and commission revenue increased 8% in the first quarter of 1996 compared with the year-ago period, primarily reflecting higher business volumes in the emerging markets, particularly in Asia Pacific. Continued growth in transaction banking services, including expanded trust, agency, and custodial activities, contributed to the increase in fees. Additionally, corporate finance fee revenue improved from the year ago period.

- --------------------------------------------------------------------------------
TRADING-RELATED REVENUE
- --------------------------------------------------------------------------------

Trading-related revenue is reported in "Trading Account" and "Foreign Exchange" in the income statement, but also includes other amounts, principally reflected in net interest revenue. The table below presents trading-related revenue by business sector, by income statement line, and by trading activity.

- ------------------------------------------------
                                   First Quarter
                                  --------------
(In Millions of Dollars)           1996     1995
- ------------------------------------------------
BY BUSINESS SECTOR:
 (Corporate) Banking
   Emerging Markets............    $ 175   $ 119
   Global Relationship Banking.      167     217
 Consumer and Other............       50      59
                                ----------------
 TOTAL.........................    $ 392   $ 395
- --------------------------------================
BY TRADING ACTIVITY:
 Foreign Exchange (A)..........    $ 210   $ 265
 Derivative (B)................      146      99
 Fixed Income (C)..............       (1)    (43)
 Other.........................       37      74
                                ----------------
 TOTAL.........................    $ 392   $ 395
- --------------------------------================
BY INCOME STATEMENT LINE:
 Foreign Exchange..............    $ 205   $ 305
 Trading Account...............       90      39
 Other (D).....................       97      51
                                ----------------
 TOTAL.........................    $ 392   $ 395
- --------------------------------================

(A) Includes foreign exchange spot, forward, and option contracts.
(B) Primarily interest rate and currency swaps, options, financial futures, and equity and commodity contracts.
(C) Principally debt instruments including government and corporate debt as well as mortgage-backed securities.
(D) Primarily net interest revenue.
- --------------------------------------------------------------------------------
Trading-related revenue was essentially unchanged in the first quarter of 1996 compared with the first quarter of 1995. (Corporate) Banking trading-related revenue reflected a decline in the GRB offset by improved results in the Emerging Markets business. Levels of trading-related revenue may fluctuate in the future as a result of market conditions and other factors.

On a trading-activity basis, foreign exchange revenue of $210 million in the first quarter of 1996 declined $55 million from the first quarter of 1995 primarily reflecting directionless foreign exchange markets in the major currencies. Additionally, results in the first quarter of 1995 had benefited from volatility in the foreign exchange markets in Latin America.

Derivative revenue totaled $146 million in the first quarter of 1996 compared with $99 million in the first quarter of 1995. The increase reflected continued customer demand for risk-management products. Additionally, the year ago period had reflected difficult market conditions, particularly in Latin America.

Fixed income revenue in the first quarter of 1996 remained weak, although modestly improved compared with the depressed 1995 results which had reflected difficult market conditions.

Trading-related revenue by trading activity as discussed in the paragraphs above includes the net interest revenue associated with the trading positions. Aggregate net interest revenue associated with trading activities in the first quarter of 1996 improved from the first quarter of 1995, particularly in Latin America.

- --------------------------------------------------------------------------------
SECURITIES TRANSACTIONS
- --------------------------------------------------------------------------------

Net gains from the sale of securities were $102 million in the first quarter of 1996, compared with $26 million in the respective 1995 period. In the first quarter of 1996, gross realized gains on sales of securities available for sale totaled $111 million, including $52 million from the sale of Brazil interest bonds, while gross realized losses on sales of securities available for sale totaled $9 million. In the comparable 1995 period, gross realized gains and losses totaled $41 million and $15 million, respectively.

The fair value of securities available for sale and the related adjustment to stockholders' equity may fluctuate over time based on market conditions and changes in market interest rates, as well as events and trends affecting specific securities.

- -----------------------------------------------------------
OTHER REVENUE
- -----------------------------------------------------------
                                              First Quarter
                                        -------------------
(In Millions of Dollars)                    1996    1995(A)
- -----------------------------------------------------------
Securitized Credit Card Receivables.....   $ 233      $ 216
Venture Capital.........................      38         85
Affiliate Earnings......................      62         55
Gains on Sale of Residual Value of            18          5
 Leased Equipment.......................
U.S. Mortgage Pass-Through
 Securitization Activity................       4          1
Foreign Currency Translation (Losses)
 Gains..................................      (4)         3
Net Asset Gains and Other Items.........      83        121
                                        -------------------
TOTAL...................................   $ 434      $ 486
- ----------------------------------------===================

(A) Reclassified to conform to latest quarter's presentation.
- --------------------------------------------------------------------------------
The increase in revenue related to securitized credit card receivables in the 1996 first quarter reflected higher average securitized volumes and an improved net interest margin, partially offset by a higher net credit loss rate. The effect of credit card receivable securitizations is discussed in more detail on page 28.

Investments of venture capital subsidiaries are carried at fair value and earnings volatility can occur in the future, based on general market conditions as well as events and trends affecting specific venture capital investments.

Net asset gains and other items in the 1996 first quarter reflected gains related to the sale of assets held by the Consumer and (Corporate) Banking businesses and the partial disposition of Citicorp's holding in an Asian affiliate. Amounts in the year ago period primarily reflected net gains on the sale of real estate assets and a gain related to the completion of Ecuador's refinancing package.

- --------------------------------------------------------------------------------
PROVISION AND ALLOWANCE FOR CREDIT LOSSES
- --------------------------------------------------------------------------------

The increase in the provision for credit losses in the first quarter of 1996 compared with the first quarter of 1995 reflected increases in both consumer and commercial net write-offs. The first quarter 1996 provision for credit losses included a charge in excess of net write-offs of $50 million compared with a $75 million charge in the first quarter of 1995. Details of net write-offs (recoveries) and the provision for credit losses are included in the following table and are discussed below.

- -------------------------------------------------------------
NET WRITE-OFFS (RECOVERIES) AND PROVISION FOR CREDIT LOSSES
- -------------------------------------------------------------
                                                First Quarter
                                 ----------------------------
(In Millions of Dollars)                   1996          1995
- -------------------------------------------------------------
NET WRITE-OFFS (RECOVERIES):
 Consumer........................         $ 413         $ 309
 Commercial......................            31           (16)
                                 ----------------------------

 TOTAL                                    $ 444         $ 293
- ---------------------------------============================
PROVISION FOR CREDIT LOSSES:
 Consumer........................         $ 463         $ 359
 Commercial......................            31            32
                                 ----------------------------

 TOTAL                                    $ 494         $ 391
- ---------------------------------============================

The consumer provision for credit losses included charges in excess of net write-offs of $50 million in the first quarters of both 1996 and 1995. Net write-offs in the consumer on-balance sheet portfolios were $413 million in the quarter, up from $309 million in the year-ago period. Net write-offs were reduced in both periods presented by the effect of credit card securitizations. Adjusted for the effect of credit card securitizations, net write-offs in the 1996 first quarter of $707 million were up from $531 million in the year-ago period. The increase in adjusted net write-offs was primarily due to higher losses in the U. S. bankcards portfolio. Net write-offs have also increased in the emerging markets as a result of portfolio growth, particularly in the cards business in Asia Pacific, and higher credit losses associated with Citibanking activities in Latin America, although such losses in the quarter were reduced from levels in the second half of 1995. Net write-offs from Citibanking and Private Banking activities in the developed markets were reduced from year-ago levels. Consumer adjusted net write-offs may increase from 1996 first quarter levels as a result of credit factors applicable to the portfolio, economic conditions, and portfolio growth. See pages 4-9 for an additional discussion of the consumer portfolio.

Commercial net write-offs in the first quarter of 1996 remained low at $31 million compared with a net recovery of $16 million (including a net recovery of $23 million related to the Cross-Border Refinancing Portfolio) in the first quarter of 1995. The increase in net write-offs primarily reflects lower recoveries. Commercial net write-offs may increase moderately from the low first quarter 1996 level. The commercial provision for credit losses included a provision in excess of net write-offs of $25 million (excluding the Cross-Border Refinancing Portfolio) in the first quarter of 1995.

All identified losses are immediately written off and the entire allowance is available to absorb all probable credit losses inherent in the portfolio. However, for analytical purposes, Citicorp views its allowance as attributable to the following portions of its credit portfolios:

- -----------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES
- -----------------------------------------------------------------------------------------------
                                          Mar. 31,   Dec. 31,   Sept. 30,   June 30,   Mar. 31,
(Dollars In Millions)                         1996       1995        1995       1995       1995
- -----------------------------------------------------------------------------------------------
Consumer................................    $1,966     $1,944      $1,931     $1,923     $1,897
Commercial..............................     3,424      3,424       3,410      3,385      3,373
                                        -------------------------------------------------------
TOTAL...................................    $5,390     $5,368      $5,341     $5,308     $5,270
- ----------------------------------------=======================================================
Reserve For Consumer Sold Portfolios....    $  482     $  486      $  473     $  467     $  450
- -----------------------------------------------------------------------------------------------
Allowance As a Percent of Total Loans:
   Consumer.............................      1.89%      1.84%       1.88%      1.91%      1.93%
   Commercial...........................      5.58       5.71        5.89       5.90       5.79
   Total................................      3.26       3.24        3.32       3.36       3.37
- -----------------------------------------------------------------------------------------------

Uncertainty related to the credit and economic environment, as well as higher loan volumes in the worldwide consumer portfolios, may result in further increases in the allowance for credit losses attributable to the Consumer businesses.

- --------------------------------------------------------------------------------
OPERATING EXPENSE
- --------------------------------------------------------------------------------

Total operating expense increased $167 million, or 6%, in the first quarter of 1996 compared with the year ago period. The expense increase principally related to business activities in the emerging markets while expenses related to Consumer and (Corporate) Banking activities in the developed markets of North America, Europe, and Japan were up only 1% from the year-ago period.

Employee expense was $1.5 billion in the 1996 first quarter, up $91 million from the comparable 1995 period. The increase principally reflected salary increases, higher staff levels related to business expansion in the emerging markets, and an increase in costs associated with performance-based stock incentive plans. These increases were partially offset by lower incentive compensation in Global Relationship Banking. Staff levels of 86,700 at March 31, 1996 increased 3,400 from a year ago and 1,700 from 1995 year-end, largely in the emerging markets.

Net premises and equipment expense increased $47 million to $457 million in the first quarter of 1996 compared with the first quarter of 1995, while other expense was up $29 million to $934 million. These increases primarily reflected costs related to facilities in support of business expansion initiatives in the emerging markets, the continued roll-out of the Citibanking branding strategy worldwide, and continued investments in operational and technological infrastructure.

- --------------------------------------------------------------------------------
INCOME TAXES
- --------------------------------------------------------------------------------

Income taxes were $560 million and $530 million in the first quarters of 1996 and 1995, representing effective tax rates of 38% and 39%, respectively. The 1995 full-year effective tax rate was 38%.

- --------------------------------------------------------------------------------
EFFECT OF CREDIT CARD RECEIVABLE SECURITIZATIONS
- --------------------------------------------------------------------------------

During the first quarter of 1996, $1.6 billion of U.S. credit card receivables were sold. The total amount of securitized receivables, net of amortization, as of March 31, 1996, was $26.2 billion, compared with $25.5 billion as of December 31, 1995 and $22.7 billion as of March 31, 1995.

The securitization of credit card receivables, which is fully described in the 1995 Annual Report and Form 10-K, does not affect the earnings reported in a period. However, securitization affects the manner in which the revenue is reported in the income statement. For securitized receivables, amounts that would otherwise be reported as net interest revenue, as fee and commission revenue, and as credit losses on loans are instead reported as fee and commission revenue (for servicing fees) and as other revenue (for the remaining cash flows to which Citicorp is entitled, net of credit losses). The table below shows the net impact of the securitization of credit card receivables as an increase or (decrease) to the amounts reported in the Consolidated Statement of Income and Average Balance Sheet, and under the captions of Return on Assets, Net Interest Margin, and Consumer Net Credit Loss Ratio.

- ------------------------------------------------------
                                         First Quarter
                                     -----------------
(In Millions of Dollars)                 1996     1995
- ------------------------------------------------------

Net Interest Revenue.................   $(570)   $(468)
Fee and Commission Revenue...........      43       30
Other Revenue........................     233      216
Provision for Credit Losses..........    (294)    (222)
                                     -----------------
Net Income Impact of Securitization..   $   -    $   -
- -------------------------------------=================

Average Assets (In Billions).........   $ (26)   $ (22)
Return on Assets.....................     .12%     .10%
Net Interest Margin..................    (.41)    (.38)
Consumer Net Credit Loss Ratio.......    (.59)    (.52)
- -------------------------------------=================

- -----------------------------------------------------------------------
CONSOLIDATED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME              CITICORP AND SUBSIDIARIES

                                                          First Quarter
- -----------------------------------------------------------------------
(In Millions of Dollars Except Per                 1996            1995
 Share Amounts)
- -----------------------------------------------------------------------
INTEREST REVENUE
Interest and Fees on Loans.............        $  4,558        $  4,341
Interest on Deposits with Banks........             196             181
Interest on Federal Funds Sold and
 Securities Purchased Under Resale
   Agreements..........................             256             251
Interest and Dividends on Securities
 U.S. Treasury and Federal Agencies....              56              63
 State and Municipal...................              21              22
 Other (Principally in offices outside
  the U.S.)............................             304             280
 Interest on Trading Account Assets....             385             459
                                        -------------------------------
 Total Interest Revenue................           5,776           5,597
                                        -------------------------------

INTEREST EXPENSE
Interest on Deposits...................           2,186           2,256
Interest on Trading Account Liabilities              79              83
Interest on Purchased Funds and Other
 Borrowings............................             491             584
Interest on Long-Term Debt and
 Subordinated Capital Notes............             335             349
                                        -------------------------------
 Total Interest Expense................           3,091           3,272
                                        -------------------------------
                                        -------------------------------
NET INTEREST REVENUE...................           2,685           2,325
                                        -------------------------------

PROVISION FOR CREDIT LOSSES............             494             391
                                        -------------------------------

NET INTEREST REVENUE AFTER PROVISION
 FOR CREDIT LOSSES.....................           2,191           1,934
                                        -------------------------------

FEES, COMMISSIONS, AND OTHER REVENUE
Fees and Commissions...................           1,312           1,262
Foreign Exchange.......................             205             305
Trading Account........................              90              39
Securities Transactions................             102              26
Other Revenue..........................             434             486
                                        -------------------------------
 Total Fees, Commissions, and Other
  Revenue..............................           2,143           2,118
                                        -------------------------------
OPERATING EXPENSE
Salaries...............................           1,132           1,080
Employee Benefits......................             337             298
                                        -------------------------------
 Total Employee Expense................           1,469           1,378
Net Premises and Equipment Expense.....             457             410
Other Expense..........................             934             905
                                        -------------------------------
 Total Operating Expense...............           2,860           2,693
                                        -------------------------------
INCOME BEFORE TAXES....................           1,474           1,359
INCOME TAXES...........................             560             530
                                        -------------------------------
NET INCOME.............................        $    914        $    829
- ----------------------------------------===============================

INCOME APPLICABLE TO COMMON STOCK......        $    871        $    735
                                        -------------------------------
EARNINGS PER SHARE:
 ON COMMON AND COMMON EQUIVALENT SHARES        $   1.82        $   1.71

 ASSUMING FULL DILUTION................        $   1.75        $   1.53
- -----------------------------------------------------------------------

- -----------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET                    CITICORP AND SUBSIDIARIES

(In Millions of Dollars)                  Mar. 31, 1996   Dec. 31, 1995
- -----------------------------------------------------------------------
ASSETS
Cash and Due from Banks................        $  6,203        $  5,723
Deposits at Interest with Banks........          10,559           9,028
Securities
 Available for Sale, At Fair Value.....          20,460          18,213
 Venture Capital, At Fair Value........           1,938           1,854
Trading Account Assets.................          30,978          32,093
Federal Funds Sold and Securities
 Purchased Under Resale Agreements.....          10,715           8,113
Loans, Net of Unearned Income
 Consumer..............................         104,124         105,643
 Commercial............................          61,327          59,999
                                        -------------------------------
 Total Loans...........................         165,451         165,642
Allowance for Credit Losses............          (5,390)         (5,368)
Customers' Acceptance Liability........           1,847           1,542
Premises and Equipment, Net............           4,371           4,339
Interest and Fees Receivable...........           2,926           2,914
Other Assets...........................          13,508          12,760
                                        -------------------------------

   TOTAL...............................        $263,566        $256,853
- ---------------------------------------================================

LIABILITIES
Non-Interest-Bearing Deposits in U.S
 Offices...............................        $ 12,455        $ 13,388
Interest-Bearing Deposits in U.S
 Offices...............................          38,494          36,700
Non-Interest-Bearing Deposits in
 Offices Outside the U.S. .............           8,084           8,164
Interest-Bearing Deposits in Offices
 Outside the U.S. .....................         112,971         108,879
                                        -------------------------------
 Total Deposits........................         172,004         167,131
Trading Account Liabilities............          18,089          18,274
Purchased Funds and Other Borrowings...          16,883          16,334
Acceptances Outstanding................           1,877           1,559
Accrued Taxes and Other Expenses.......           5,594           5,719
Other Liabilities......................          10,113           9,767
Long-Term Debt and Subordinated Capital
 Notes.................................          19,244          18,488

STOCKHOLDERS' EQUITY
Preferred Stock (Without par value)....           2,078           3,071
Common Stock ($1.00 par value).........             502             461
 Issued Shares: 501,906,885 and
  461,319,265, respectively
Surplus................................           6,415           5,702
Retained Earnings......................          12,184          12,190
Net Unrealized Gains - Securities
 Available for Sale....................             174             132
Foreign Currency Translation...........            (448)           (437)
Common Stock in Treasury, at Cost......          (1,143)         (1,538)
 Shares: 21,249,984 and 34,030,205,
  respectively
                                        -------------------------------

   Total Stockholders' Equity..........          19,762          19,581
                                        -------------------------------
   TOTAL...............................        $263,566        $256,853
- ----------------------------------------===============================

- -----------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CHANGES IN        CITICORP AND SUBSIDIARIES
 STOCKHOLDERS' EQUITY
                                           Three Months Ended March 31,
                                           ----------------------------
(In Millions of Dollars)                            1996           1995
- -----------------------------------------------------------------------
Balance at Beginning of Period...........        $19,581        $17,769
Preferred Stock Issuance, Net of
 Related Costs..........................               -            145
Convertible Preferred Stock, Series 12
 Redemption of Series 12.................           (590)             -
 Issuance of Common Stock................            590              -
Convertible Preferred Stock, Series 13
 Redemption of Series 13.................           (403)             -
 Issuance of Common Stock from Treasury
  Shares.................................          1,066              -
 Adjustment to Retained Earnings for
  Treasury Shares Issued.................           (663)             -
Issuance of Common Stock Under Various
 Staff Benefit Plans
  (Net of Amortization) and the
   Dividend Reinvestment Plan............            164            100
Net Income...............................            914            829
Cash Dividends Declared
 Common..................................           (210)          (119)
 Preferred...............................            (47)           (92)
Change in Net Unrealized Gains on
 Securities Available for Sale...........             42           (336)
Foreign Currency Translation.............            (11)            67
Repurchased Common Shares................           (721)             -
Other Treasury Stock Transactions, at
 Cost....................................             50             (2)
                                           ----------------------------
Balance at End of Period.................        $19,762        $18,361
- -------------------------------------------============================

- --------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS             CITICORP AND SUBSIDIARIES

                                              Three Months Ended March 31,
                                        ----------------------------------
(In Millions of Dollars)                             1996             1995
- --------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income.............................         $     914        $     829

Adjustments to Reconcile Net Income to
 Net Cash Provided by (Used in)
 Operating Activities:
 Provision for Credit Losses...........               494              391
 Depreciation and Amortization of
  Premises and Equipment...............               170              152
 Amortization of Goodwill..............                11               13
 Provision for Deferred Taxes..........                27              (94)
 Venture Capital Activity..............               (84)             340
 Net Gain on Sale of Securities........              (102)             (26)
 Changes in Accruals and Other, Net....              (729)            (684)
 Net Decrease (Increase) in Trading
  Account Assets.......................             1,115          (12,896)
 Net (Decrease) Increase in Trading
  Account Liabilities..................              (185)          11,137
                                        ----------------------------------
Total Adjustments......................               717           (1,667)
                                        ----------------------------------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES..................             1,631             (838)
                                        ----------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net Increase in Deposits at Interest
 with Banks............................            (1,531)            (925)
Securities - Available for Sale
   Purchases...........................            (9,166)          (3,836)
   Proceeds from Sales.................             3,347            1,552
   Maturities..........................             3,721            2,594
Securities - Held to Maturity
   Purchases...........................                 -           (1,783)
   Maturities..........................                 -            1,795
Net Increase in Federal Funds Sold and
 Securities Purchased Under Resale
 Agreements............................            (2,602)          (1,655)
Net Increase in Loans..................           (30,982)         (30,084)
Proceeds from Sales of Loans and Credit
 Card Receivables......................            30,745           26,249
Capital Expenditures on Premises and
 Equipment.............................              (298)            (272)
Proceeds from Sales of Premises and
 Equipment.............................                41               18
Proceeds from Sales of Subsidiaries and
 Affiliates............................                51                -
Proceeds from Sales of OREO............               157               99
                                        ----------------------------------
NET CASH USED IN INVESTING ACTIVITIES..            (6,517)          (6,248)
                                        ----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits...............             4,873            9,386
Net Increase (Decrease) in Federal
 Funds Purchased and Securities Sold
 Under Repurchase Agreements...........             1,018           (1,602)
Proceeds from Issuance of Commercial
 Paper and Funds Borrowed with
  Original Maturities of Less Than One
   Year................................           174,306          126,833
Repayment of Commercial Paper and Funds
 Borrowed with Original Maturities of Less
  Than One Year........................          (174,691)        (127,071)
Proceeds from Issuance of Long-Term Debt            1,972              758
Repayment of Long-Term Debt............            (1,248)          (1,201)
Proceeds from Issuance of Preferred
 Stock.................................                 -              145
Proceeds from Issuance of Common Stock.               102               71
Treasury Stock Transactions............              (671)              (2)
Dividends Paid.........................              (257)            (211)
                                        ----------------------------------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES............................             5,404            7,106
                                        ----------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND DUE FROM BANKS....................               (38)              85
                                        ----------------------------------
Net Increase in Cash and Due from Banks               480              105
Cash and Due from Banks at Beginning of
 Period................................             5,723            6,470
                                        ----------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD        $   6,203        $   6,575
- ----------------------------------------==================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
Cash Paid During the Period for:
 Interest..............................         $   3,112        $   2,940
 Income Taxes..........................               217              199
NON-CASH INVESTING ACTIVITIES
 Transfer from Loans to OREO and Assets
  Pending Disposition..................         $     116        $     196
- --------------------------------------------------------------------------

- --------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET                 CITIBANK, N.A. AND SUBSIDIARIES

(In Millions of Dollars)                    Mar. 31, 1996    Dec. 31, 1995
- --------------------------------------------------------------------------
ASSETS
Cash and Due from Banks..................       $   5,071        $   4,842
Deposits at Interest with Banks..........          11,310            9,256
Securities
 Available for Sale, At Fair Value.......          16,492           14,256
 Venture Capital, At Fair Value..........           1,483            1,457
Trading Account Assets...................          26,109           28,407
Federal Funds Sold and Securities
 Purchased Under Resale Agreements.......           6,156            6,676
Loans, Net of Unearned Income............         137,108          136,693
Allowance for Credit Losses..............          (4,381)          (4,403)
Customers' Acceptance Liability..........           1,848            1,542
Premises and Equipment, Net..............           3,399            3,386
Interest and Fees Receivable.............           2,004            1,940
Other Assets.............................           7,605            7,422
                                        ----------------------------------

 TOTAL...................................       $ 214,204        $ 211,474
- ----------------------------------------==================================

LIABILITIES
Non-Interest-Bearing Deposits in U.S.
 Offices.................................       $  10,172        $  10,959
Interest-Bearing Deposits in U.S.
 Offices.................................          23,462           22,676
Non-Interest-Bearing Deposits in
 Offices Outside the U.S.................           7,864            7,955
Interest-Bearing Deposits in Offices
 Outside the U.S.........................         112,102          108,018
                                        ----------------------------------
 Total Deposits..........................         153,600          149,608
Trading Account Liabilities..............          16,175           17,544
Purchased Funds and Other Borrowings.....           9,297           10,106
Acceptances Outstanding..................           1,876            1,559
Accrued Taxes and Other Expenses.........           3,133            3,263
Other Liabilities........................           5,309            5,300
Long-Term Debt and Subordinated Notes....           9,433            9,128

STOCKHOLDER'S EQUITY
Common Stock ($20.00 par value)..........             751              751
 Outstanding Shares: 37,534,553 in each
  period
Surplus..................................           6,830            6,744
Retained Earnings........................           8,257            7,972
Net Unrealized Gains - Securities
 Available for Sale......................             105               55
Foreign Currency Translation.............            (562)            (556)
                                        ----------------------------------
 Total Stockholder's Equity..............          15,381           14,966
                                        ----------------------------------

 TOTAL...................................       $ 214,204        $ 211,474
- ----------------------------------------==================================

OTHER FINANCIAL INFORMATION
- --------------------------------------------------------------------------------------------------------------
SECURITIES (A)
- --------------------------------------------------------------------------------------------------------------
                                                           March 31, 1996                 December 31, 1995 (B)
                                                        Gross        Gross
                                        Amortized  Unrealized   Unrealized        Fair    Amortized        Fair
(In Millions of Dollars)                  Cost          Gains       Losses       Value         Cost       Value
- ---------------------------------------------------------------------------------------------------------------
SECURITIES - AVAILABLE FOR SALE (C)
U.S. Treasury and Federal Agency (D)..    $ 4,187        $ 46         $ 11     $ 4,222      $ 4,285     $ 4,345
State and Municipal...................      1,609          87           41       1,655        1,611       1,631
Foreign Government (E)................     10,532         505          386      10,651        8,507       8,443
U.S. Corporate (D)....................      1,206          12           22       1,196        1,169       1,221
Other Debt Securities.................      1,261          13            6       1,268        1,112       1,119
                                      -------------------------------------------------------------------------
 Total Debt Securities................     18,795         663          466      18,992       16,684      16,759
Equity Securities (F).................      1,397          95           24       1,468        1,345       1,454
                                      -------------------------------------------------------------------------
                                           20,192         758          490      20,460       18,029      18,213
- ---------------------------------------------------------------------------------------------------------------

VENTURE CAPITAL (G)...................      1,938           -            -       1,938        1,854       1,854
                                      -------------------------------------------------------------------------
                                          $22,130        $758         $490     $22,398      $19,883     $20,067
- --------------------------------------=========================================================================

(A) Refer to the 1995 Annual Report and Form 10-K for a description of accounting policies.
(B) At December 31, 1995, gross unrealized gains and gross unrealized losses on securities available for sale totaled $829 million and $645 million, respectively.
(C) Securities available for sale held by equity-method affiliates are not included in this table. Citicorp's share of gross unrealized gains and gross unrealized losses related to those securities at March 31, 1996 was $3 million and $1 million, respectively, and is included in the net unrealized gains-securities available for sale component of stockholders' equity, net of applicable taxes. At December 31, 1995, Citicorp's share of gross unrealized gains and gross unrealized losses related to securities available for sale held by equity-method affiliates was $22 million and $2 million, respectively.
(D) Included in U.S. Federal Agency and U.S. Corporate securities available for sale at March 31, 1996 are mortgage-backed securities with an amortized cost of $1,299 million, gross unrealized gains of $6 million, gross unrealized losses of $7 million, and fair value of $1,298 million.
(E) Included in Foreign Government securities available for sale at March 31,
    1996 are Brady bonds issued by the Government of Brazil with an amortized cost and fair value of $1.5 billion and $2.0 billion, respectively. Also included are Brady bonds issued by the Government of Venezuela with an amortized cost and fair value of $563 million and $338 million, respectively.
(F) Equity securities available for sale include certain non-marketable equity securities which are carried at cost. At March 31, 1996, the carrying amount of those securities was $865 million (reported in both the amortized cost and fair value columns) and the fair value was $896 million.
(G) For the three months ended March 31, 1996, net gains on investments held by venture capital subsidiaries totaled $38 million, of which $44 million and
    $22 million represented gross unrealized gains and gross unrealized losses, respectively. For the three months ended March 31, 1995, net gains on investments held by venture capital subsidiaries totaled $85 million, of which $106 million and $53 million represented gross unrealized gains and gross unrealized losses, respectively.
- --------------------------------------------------------------------------------

- ----------------------------------------------------------------------
TRADING ACCOUNT ASSETS AND LIABILITIES
- ----------------------------------------------------------------------
(In Millions of Dollars)                  Mar. 31, 1996  Dec. 31, 1995
- ----------------------------------------------------------------------
TRADING ACCOUNT ASSETS
Trading Account Securities..............        $17,370        $15,997
Revaluation Gains on Derivative and
 Foreign Exchange Contracts (A).........         13,608         16,096
                                        ------------------------------
                                                $30,978        $32,093
- ----------------------------------------==============================
TRADING ACCOUNT LIABILITIES
Securities Sold, Not Yet Purchased......        $ 4,761        $ 3,696
Revaluation Losses on Derivative and
 Foreign Exchange Contracts (A).........         13,328         14,578
                                        ------------------------------
                                                $18,089        $18,274
- ----------------------------------------==============================

(A) Net of master netting agreements.
- --------------------------------------------------------------------------------

- -------------------------------------------------------------------------------------
CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS (A)
- -------------------------------------------------------------------------------------
(In Millions of Dollars)                  Mar. 31, 1996  Dec. 31, 1995  Mar. 31, 1995
- -------------------------------------------------------------------------------------
COMMERCIAL CASH-BASIS LOANS (B)
Collateral-Dependent (at Lower of Cost
 or Collateral Value) (C)...............         $  763         $  779         $1,329
Other...................................            766            755            712
                                        ---------------------------------------------
TOTAL COMMERCIAL CASH-BASIS LOANS.......         $1,529         $1,534         $2,041
- ----------------------------------------=============================================

COMMERCIAL CASH-BASIS LOANS (B)
In U.S. Offices.........................         $  943         $  925         $1,460
In Offices Outside the U.S..............            586            609            581
                                        ---------------------------------------------
TOTAL COMMERCIAL CASH-BASIS LOANS.......         $1,529         $1,534         $2,041
- ----------------------------------------=============================================

COMMERCIAL RENEGOTIATED LOANS
In U.S. Offices.........................         $  267         $  309         $  278
In Offices Outside the U.S..............             71            112             60
                                        ---------------------------------------------
TOTAL COMMERCIAL RENEGOTIATED LOANS.....         $  338         $  421         $  338
- ----------------------------------------=============================================

CONSUMER LOANS ON WHICH ACCRUAL OF INTEREST
  HAS BEEN SUSPENDED
In U.S. Offices.........................         $1,464         $1,413         $1,501
In Offices Outside the U.S..............          1,255          1,247          1,192
                                        ---------------------------------------------
TOTAL CONSUMER LOANS ON WHICH ACCRUAL
  OF INTEREST HAS BEEN SUSPENDED........         $2,719         $2,660         $2,693
- ----------------------------------------=============================================

ACCRUING LOANS 90 OR MORE DAYS
 DELINQUENT  (D)
In U.S. Offices.........................         $  474         $  499         $  425
In Offices Outside the U.S..............            479            498            512
                                        ---------------------------------------------
TOTAL ACCRUING LOANS 90 OR MORE DAYS
 DELINQUENT.............................         $  953         $  997         $  937
- -------------------------------------------------------------------------------------

(A) Loan commitments and standby letters of credit to North America Commercial Real Estate borrowers or projects experiencing financial difficulties are not included in this table.  Refer to page 12 for discussion.
(B) Refer to the discussion of cash-basis loans on page 10.
(C) This table presents data in a manner that distinguishes cash-basis collateral-dependent loans from other cash-basis loans. A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.
(D) Includes consumer loans of $915 million, $951 million and $858 million at March 31, 1996, December 31, 1995, and March 31, 1995, respectively, of which $218 million, $208 million and $126 million, respectively, are government-guaranteed student loans. Refer to discussion of the consumer loan portfolio on pages 8-9.
- --------------------------------------------------------------------------------

- -----------------------------------------------------------------------------
OTHER REAL ESTATE OWNED AND ASSETS PENDING DISPOSITION (A)
- -----------------------------------------------------------------------------
(In Millions of Dollars)          Mar. 31, 1996  Dec. 31, 1995  Mar. 31, 1995
- -----------------------------------------------------------------------------
CONSUMER OREO...................         $  530         $  529         $  601
COMMERCIAL OREO.................            518            625          1,014
                                  -------------------------------------------
TOTAL OREO......................         $1,048         $1,154         $1,615
- ----------------------------------===========================================
ASSETS PENDING DISPOSITION (B)..         $  192         $  205         $  209
- ----------------------------------===========================================

(A) Carried at lower of cost or collateral value.
(B) Represents consumer residential mortgage loans that have a high probability of foreclosure.
- --------------------------------------------------------------------------------

- ----------------------------------------------------------------------------------------------
DETAILS OF CREDIT LOSS EXPERIENCE
- ----------------------------------------------------------------------------------------------
                                          1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.   1st Qtr.
(In Millions of Dollars)                    1996       1995       1995       1995       1995
- ----------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES
  AT BEGINNING OF PERIOD................    $5,368     $5,341     $5,308     $5,270     $5,155
                                        ------------------------------------------------------
ADDITIONS
Provision for Credit Losses.............       494        531        576        493        391
                                        ------------------------------------------------------
DEDUCTIONS
GROSS CREDIT LOSSES

CONSUMER
In U.S. Offices.........................       301        319        301        279        238
In Offices Outside the U.S..............       216        246        217        199        163

COMMERCIAL
In U.S. Offices.........................        20         28         58         41         39
In Offices Outside the U.S..............        32         72         70         38         30
                                        ------------------------------------------------------
                                               569        665        646        557        470
                                        ------------------------------------------------------
CREDIT RECOVERIES

CONSUMER
In U.S. Offices.........................        58         71         55         56         49
In Offices Outside the U.S..............        46         53         48         43         43

COMMERCIAL
In U.S. Offices.........................        13         52         18          8         30
In Offices Outside the U.S..............         8         22         24         19         55
                                        ------------------------------------------------------
                                               125        198        145        126        177
                                        ------------------------------------------------------

NET CREDIT LOSSES
In U.S. Offices.........................       250        224        286        256        198
In Offices Outside the U.S..............       194        243        215        175         95
                                        ------------------------------------------------------
                                               444        467        501        431        293
                                        ------------------------------------------------------

Other, Net (A)..........................       (28)       (37)       (42)       (24)        17
                                        ------------------------------------------------------

ALLOWANCE FOR CREDIT LOSSES
  AT END OF PERIOD......................    $5,390     $5,368     $5,341     $5,308     $5,270
- ----------------------------------------======================================================

Net Consumer Credit Losses..............    $  413     $  441     $  415     $  379     $  309
As a Percentage of Average
  Consumer Loans........................      1.60%      1.70%      1.63%      1.54%      1.30%

Net Commercial Credit Losses                $   31     $   26     $   86     $   52     $  (16)
 (Recoveries)...........................
As a Percentage of Average
  Commercial Loans......................      0.21%      0.18%      0.61%      0.37%        NM
- ----------------------------------------------------------------------------------------------

(A) Includes net transfers (to) from the reserve for Consumer sold portfolios and foreign exchange effects.
 NM Not meaningful, as recoveries result in a negative percentage.
- --------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------
CALCULATION OF EARNINGS PER SHARE
- ------------------------------------------------------------------------------------------------------------
                                                        First Quarter 1996                First Quarter 1995
                                                 -------------------------        --------------------------
                                                  On Common                        On Common
                                                   & Common       Assuming          & Common        Assuming
                                                 Equivalent           Full        Equivalent            Full
(In Millions Except Per Share Amounts)               Shares       Dilution            Shares        Dilution
- ------------------------------------------------------------------------------------------------------------
EARNINGS
Income Applicable to Common Stock.......             $  871         $  871            $  735          $  735
Dividends on Conversion Preferred                         -              -                24              24
 Stock, Series 15 (A)...................
Dividends on Convertible Preferred
 Stock, Series 12 and Series 13 (B).....                  -              5                 -              34
                                                 -----------------------------------------------------------
INCOME APPLICABLE TO COMMON STOCK,
 ADJUSTED...............................             $  871         $  876            $  759          $  793
- -------------------------------------------------===========================================================
SHARES
Weighted-Average Common Shares
 Outstanding (A) (B) (C)................              463.4          463.4             396.2           396.2
Conversion Preferred Stock, Series 15                     -              -              38.5            38.5
 (A)....................................
Convertible Preferred Stock, Series 12                    -           21.0                 -            73.0
 and Series 13 (B)......................
Other Common Equivalent Shares (D)......               15.2           16.4               9.8            10.2
                                                 -----------------------------------------------------------
TOTAL...................................              478.6          500.8             444.5           517.9
- -------------------------------------------------===========================================================
EARNINGS PER SHARE
NET INCOME                                           $ 1.82         $ 1.75            $ 1.71          $ 1.53
- ------------------------------------------------------------------------------------------------------------

(A) Conversion Preferred Stock, Series 15 was fully redeemed during 1995.
(B) During the first quarter of 1996, the remaining Convertible Preferred Stock, Series 12 and 13 were converted to 59.0 million shares of common stock. The shares are included in the fully diluted computation as common equivalent shares up to conversion dates, and from conversion dates forward these shares are included in weighted-average common shares outstanding.
(C) Includes 1.0 million and 1.1 million book value shares in the first quarter of 1996 and 1995, respectively.
(D) Includes the dilutive effect of stock options and stock purchase agreements computed using the treasury stock method and shares issuable under deferred stock awards.

- --------------------------------------------------------------------------------
CROSS-BORDER AND NON-LOCAL CURRENCY OUTSTANDINGS
- --------------------------------------------------------------------------------

Cross-border and non-local currency outstandings are presented on a regulatory basis, as discussed in the 1995 Annual Report and Form 10-K. From time to time, the FRB and the Federal Financial Institutions Examination Council propose amendments to, and interpretations of, country exposure reporting guidelines. Such proposals or interpretations could, if implemented in the future, affect reported cross-border and non-local currency outstandings.

- ---------------------------------------------------------------------------------------------------------------------------------
COUNTRIES WITH OUTSTANDINGS EXCEEDING 1% OF TOTAL ASSETS (A) (B)
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                          Cross-Border      Investments
                                                         and Non-Local Currency Claims           in and
                                                                      on Third Parties       Funding of      Total Outstandings
                                    --------------------------------------------------            Local     ---------------------
                                                  Public         Private                       Citicorp     Mar. 31,     Dec. 31,
(In Billions of Dollars)            Banks         Sector          Sector         Total       Franchises         1996         1995
- ---------------------------------------------------------------------------------------------------------------------------------
United Kingdom..................     $0.3           $0.1            $4.3          $4.7             $3.0        $ 7.7        $ 7.6
Brazil (C)......................      0.3            2.0             2.1           4.4              1.4          5.8          5.1
Germany.........................      0.1            0.8             0.3           1.2              2.8          4.0          2.7
Japan...........................      0.2            0.2             1.9           2.3              1.3          3.6          3.6
Argentina (C)...................      0.1            0.1             2.5           2.7              0.5          3.2          2.9
Mexico..........................      0.1            2.1             0.6           2.8              0.3          3.1          2.9
- ---------------------------------------------------------------------------------------------------------------------------------

(A) Legally binding cross-border and non-local currency commitments, including irrevocable letters of credit and commitments to extend credit, after adjustments to assign externally guaranteed commitments to the country of the guarantor, amounted to $5.8 billion in the United Kingdom, $1.0 billion in Germany, $1.6 billion in Japan, $0.1 billion in Argentina, and less than $0.1 billion each in Brazil and Mexico at March 31, 1996.
(B) At March 31, 1996, cross-border and non-local currency outstandings in Singapore ($2.6 billion) and South Korea ($2.1 billion) were between .75% and 1.0% of total assets. At December 31, 1995, such countries were Singapore ($2.5 billion), Australia ($2.4 billion), and South Korea ($2.1 billion).
(C) Includes outstandings funded with non-local currency liabilities where the fund providers agree that, in the event their claims cannot be repaid in U.S. dollars or other non-local currency due to a sovereign event, they will accept payment in local currency or wait to receive the non-local currency at such time as it becomes available. Such amounts at March 31, 1996 and December 31, 1995, respectively, were $1.6 billion and $1.4 billion in Brazil, and $1.9 billion and $1.6 billion in Argentina.

- ----------------------------------------------------------------------------------------------
CROSS-BORDER AND NON-LOCAL CURRENCY CLAIMS ON THIRD PARTIES
- ----------------------------------------------------------------------------------------------
(In Billions of Dollars)    Banks  Public Sector  Private Sector  Mar. 31, 1996  Dec. 31, 1995
- ----------------------------------------------------------------------------------------------
Developed Markets (A)......  $2.0           $2.6           $12.0          $16.6          $15.2
Emerging Markets (A):
   Latin America (B).......   0.7            5.7             6.4           12.8           11.7
   Asia....................   1.0            0.6             6.1            7.7            7.9
   Other...................   1.1            0.9             0.8            2.8            2.5
                           -------------------------------------------------------------------
TOTAL (C)..................  $4.8           $9.8           $25.3          $39.9          $37.3
- ---------------------------===================================================================

(A) Developed markets comprise activities in North America, Europe, and Japan. Emerging markets comprise activities in all other geographic areas.
(B) Cross-border and non-local currency claims on third parties in Latin America of $12.8 billion at March 31, 1996, compared with $11.7 billion at December 31, 1995. The increase primarily reflects the effect of short-term trade related transactions as well as increases in the value of Brady bonds held in the available-for-sale portfolio (see additional discussion on page 34).
(C) Includes investments in affiliates of $1.3 billion at March 31, 1996 and December 31, 1995.

AVERAGE BALANCES AND INTEREST RATES (TAXABLE EQUIVALENT BASIS) (A) (B)
- -------------------------------------------------------------------------------------------------------------------------
                                                                                            First Quarter 1996
(In Millions of Dollars)                                                         Average Volume  Interest  % Average Rate
- -------------------------------------------------------------------------------------------------------------------------
INTEREST REVENUE -CONSUMER LOANS, Net of  In U.S. Offices                              $ 53,378    $1,469           11.07
        Unearned Income (C)               In Offices Outside the U.S. (D)                50,509     1,603           12.76
                                          -------------------------------------------------------------------------------
                                               TOTAL CONSUMER LOANS                     103,887     3,072           11.89
                                                                              -------------------------------------------
       COMMERCIAL LOANS, Net of           In U.S. Offices
          Unearned Income (C)             Commercial and Industrial                       9,419       212            9.05
                                          Mortgage and Real Estate                        4,589        82            7.19
                                          Loans to Financial Institutions                   450         5            4.47
                                          Lease Financing                                 3,219        52            6.50
                                          In Offices Outside the U.S. (D)                41,402     1,136           11.04
                                                                              -------------------------------------------
                                               TOTAL COMMERCIAL LOANS                    59,079     1,487           10.12
                                                                              -------------------------------------------
                                               TOTAL LOANS                              162,966     4,559           11.25
                                                                              -------------------------------------------
FUNDS SOLD AND RESALE AGREEMENTS          In U.S. Offices                                 9,940       127            5.14
                                          In Offices Outside the U.S. (D)                 3,390       129           15.30
                                                                              -------------------------------------------
                                               TOTAL                                     13,330       256            7.72
                                                                              -------------------------------------------
SECURITIES- AVAILABLE FOR SALE            In U.S. Offices
                                          U.S. Treasury and Federal Agencies              3,305        47            5.72
                                          State and Municipal                             1,595        26            6.56
                                          Other                                           2,038        28            5.53
                                          In Offices Outside the U.S. (D)                11,904       279            9.43
                                                                              -------------------------------------------
                                               TOTAL                                     18,842       380            8.11
                                                                              -------------------------------------------
SECURITIES- HELD TO MATURITY              In U.S. Offices
                                          U. S. Treasury and Federal Agencies                 -         -               -
                                          In Offices Outside the U.S. (D)                     -         -               -
                                                                              -------------------------------------------
                                               TOTAL                                          -         -               -
                                                                              -------------------------------------------
VENTURE CAPITAL                           In U.S. Offices                                 1,568         3            0.77
                                          In Offices Outside the U.S.                       324         4            4.97
                                                                              -------------------------------------------
                                               TOTAL                                      1,892         7            1.49
                                                                              -------------------------------------------
                                               TOTAL SECURITIES                          20,734       387            7.51
                                                                              -------------------------------------------
TRADING ACCOUNT ASSETS                    In U.S. Offices                                 6,868        95            5.56
                                          In Offices Outside the U.S. (D)                13,136       291            8.91
                                                                              -------------------------------------------
                                               TOTAL                                     20,004       386            7.76
DEPOSITS AT INTEREST WITH BANKS           Principally Outside the U.S. (D)               11,619       196            6.78
                                                                              -------------------------------------------
                                          TOTAL INTEREST-EARNING ASSETS                 228,653    $5,784           10.17
                                          Non-Interest-Earning Assets (E)                39,678
                                                                              -------------------------------------------
TOTAL ASSETS                                                                           $268,331
                                                                              ===========================================
INTEREST EXPENSE-DEPOSITS                 In U.S. Offices
                                          Savings Deposits                             $ 25,348    $  191            3.03
                                          Negotiable Certificates of Deposit              1,916        24            5.04
                                          Other Time Deposits                            10,745       130            4.87
                                                                              -------------------------------------------
                                          Total U.S. Interest-Bearing Deposits           38,009       345            3.65
                                          In Offices Outside the U.S. (D)               113,636     1,841            6.52
                                                                              -------------------------------------------
                                               TOTAL                                    151,645     2,186            5.80
                                                                              -------------------------------------------
TRADING ACCOUNT LIABILITIES               In U.S. Offices                                 2,894        41            5.70
                                          In Offices Outside the U.S. (D)                 1,886        38            8.10
                                                                              -------------------------------------------
                                               TOTAL                                      4,780        79            6.65
                                                                              -------------------------------------------
FUNDS BORROWED                            In U.S. Offices
                                          Fed Funds Purchased and Sec. Sold              12,242       146            4.80
                                          Commercial Paper                                1,701        23            5.44
                                          Other Purchased Funds                           2,367        91           15.46
                                          Long-Term Debt and Sub. Notes                  14,535       234            6.48
                                                                              -------------------------------------------
                                          Total in U.S. Offices                          30,845       494            6.44
                                          In Offices Outside the U.S. (D)                 9,919       332           13.46
                                                                              -------------------------------------------
                                               TOTAL                                     40,764       826            8.15
                                                                              -------------------------------------------
                                          TOTAL INTEREST-BEARING LIABILITIES            197,189     3,091            6.30
                                          Demand Deposits in U.S. Offices                12,464
                                          Other Non-Interest-Bearing Liab (E)            38,949
                                          Total Stockholders' Equity                     19,729
                                                                              -------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $268,331
                                                                              ===========================================
NET INTEREST REVENUE AS A PERCENTAGE OF AVERAGE INTEREST-EARNING ASSETS                            $2,693            4.74
- ------------------------------------------------------------------------------===========================================

(A) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.
(B) Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories.
(C) Loans in the table above include cash-basis loans.

- ----------------------------------------------------------------------------------
                                                         CITICORP AND SUBSIDIARIES
- ----------------------------------------------------------------------------------
                        Fourth Quarter 1995                     First Quarter 1995
- ----------------------------------------------------------------------------------
Average Volume   Interest  % Average Rate  Average Volume  Interest  % Average Rate
- ----------------------------------------------------------------------------------
   $  53,042      $1,460           10.92        $ 49,026    $1,336           11.05
      49,835       1,557           12.40          47,200     1,485           12.76
- ----------------------------------------------------------------------------------
     102,877       3,017           11.63          96,226     2,821           11.89
- ----------------------------------------------------------------------------------

       9,582         217            8.98          10,633       237            9.04
       4,826          89            7.32           5,922       111            7.60
         513           7            5.41             340         3            3.58
       3,176          57            7.12           3,241        59            7.38
      40,160       1,205           11.90          36,155     1,111           12.46
- ----------------------------------------------------------------------------------
      58,257       1,575           10.73          56,291     1,521           10.96
- ----------------------------------------------------------------------------------
     161,134       4,592           11.31         152,517     4,342           11.55
- ----------------------------------------------------------------------------------
      10,123         145            5.68          13,479       186            5.60
       2,960         141           18.90           1,966        65           13.41
- ----------------------------------------------------------------------------------
      13,083         286            8.67          15,445       251            6.59
- ----------------------------------------------------------------------------------

       2,610          33            5.02           2,052        29            5.73
       1,589          27            6.74           1,616        26            6.53
       1,867          25            5.31           1,404        21            6.07
       9,332         232            9.86           8,178       198            9.82
- ----------------------------------------------------------------------------------
      15,398         317            8.17          13,250       274            8.39
- ----------------------------------------------------------------------------------

       1,167          18            6.12           1,584        26            6.66
       2,214          47            8.42           3,325        63            7.68
- ----------------------------------------------------------------------------------
       3,381          65            7.63           4,909        89            7.35
- ----------------------------------------------------------------------------------
       1,568          16            4.05           1,469         4            1.10
         288           3            4.13             263         4            6.17
- ----------------------------------------------------------------------------------
       1,856          19            4.06           1,732         8            1.87
- ----------------------------------------------------------------------------------
      20,635         401            7.71          19,891       371            7.56
- ----------------------------------------------------------------------------------
       7,946         122            6.09          14,133       243            6.97
      11,564         276            9.47          10,864       217            8.10
- ----------------------------------------------------------------------------------
      19,510         398            8.09          24,997       460            7.46
      11,436         190            6.59          10,865       181            6.76
- ----------------------------------------------------------------------------------
     225,798      $5,867           10.31         223,715    $5,605           10.16
      40,701                                      45,338
- ----------------------------------------------------------------------------------
    $266,499                                    $269,053
==================================================================================

   $  24,923      $  198            3.15        $ 24,438    $  179            2.97
       1,430          21            5.83           1,369        24            7.11
      10,626         170            6.35           9,864       165            6.78
- ----------------------------------------------------------------------------------

      36,979         389            4.17          35,671       368            4.18
     112,136       1,900            6.72         109,243     1,888            7.01
- ----------------------------------------------------------------------------------
     149,115       2,289            6.09         144,914     2,256            6.31
- ----------------------------------------------------------------------------------

       3,170          47            5.88           3,229        52            6.53
       1,658          37            8.85           1,242        31           10.12
- ----------------------------------------------------------------------------------
       4,828          84            6.90           4,471        83            7.53
- ----------------------------------------------------------------------------------

      13,036         175            5.33          19,216       257            5.42
       1,731          25            5.73           1,961        22            4.55
       2,648          95           14.23           3,267        81           10.06
      14,944         261            6.93          14,465       265            7.43
- ----------------------------------------------------------------------------------
      32,359         556            6.82          38,909       625            6.51
       9,406         369           15.56           9,710       308           12.86
- ----------------------------------------------------------------------------------
      41,765         925            8.79          48,619       933            7.78
- ----------------------------------------------------------------------------------

     195,708       3,298            6.69         198,004     3,272            6.70
      11,966                                      11,607
      39,490                                      41,527
      19,335                                      17,915
- ----------------------------------------------------------------------------------
    $266,499                                    $269,053
==================================================================================
                  $2,569            4.51                    $2,333            4.23
==================================================================================

(D) Average rates in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain Latin American countries.
(E) Gross unrealized gains and losses on off-balance sheet trading positions are reported in non-interest earning assets and non-interest bearing liabilities, respectively.

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

                                   FORM 10-Q



                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended March 31, 1996   COMMISSION FILE NUMBER 1-5738



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


Yes       X            No
    -------------          --------------



Citicorp Common Stock..................                             480,656,901
($1.00 Par Value)                         (Shares Outstanding on March 31, 1996)

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


PART I  FINANCIAL INFORMATION                                             PAGE
                                                                          ----

     Item 1 - Consolidated Financial Statements

              Consolidated Financial Statements, Schedules, and
              Statistics

              Statement of Income for  the Quarters Ended
              MARCH 31, 1996 AND 1995...................................   29

              Balance Sheet as of
              MARCH 31, 1996 AND DECEMBER 31, 1995......................   30

              Statement of Cash Flows for the Three Months Ended
              MARCH 31, 1996 AND 1995...................................   32

              Calculation of Earnings Per Share.........................   37

     Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................  2-28


  PART II   OTHER INFORMATION


       Item 6 - Exhibits and Reports on Form 8-K........................   43


       Signatures.......................................................   44


  In the opinion of the management of Citicorp, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the three months ended MARCH 31, 1996 AND 1995 have been included.

  Item 6 -    Exhibits and Reports on Form 8-K
              --------------------------------


       a) Exhibit 10. Citicorp Deferred Compensation Plan (incorporated by reference to Exhibit 10 from Citicorp's Registration Statement on Form S-8, File No. 333-0983).


       b)     Exhibit 27.  Financial Data Schedule.


       c)     Reports on Form 8-K:

              Citicorp filed a Form 8-K Current Report dated January 16, 1996 (Item 5) which report included a summary of the consolidated operations of Citicorp for the year ended December 31, 1995 and (Item 7) the calculation of the ratio of income to fixed charges (Exhibit 12(a) thereto) and the calculation of the ratio of income to fixed charges including preferred stock dividends (Exhibit 12(b) thereto).

              Citicorp filed a Form 8-K Current Report dated April 16, 1996 (Item 5) which report included a summary of the consolidated operations of Citicorp for the three month period ended March 31, 1996 and (Item 7) the calculation of the ratio of income to fixed charges (Exhibit 12(a) thereto) and the calculation of the ratio of income to fixed charges including preferred stock dividends (Exhibit 12(b) thereto).

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                  CITICORP By:   /S/ Thomas E. Jones
                  Registrant

                             ---------------------------
                             Thomas E. Jones
                             Executive Vice President
                             Principal Financial Officer



                             ----------------------------
                             /S/ George E. Seegers
                             George E. Seegers
                             Assistant Secretary



  Date:  May 14, 1996