Form 10-Q
period 1996-06-30
CITICORP
filed 1996-08-12
CIK 20405

                                Financial Review
                                  and Form 10-Q



                                 Second Quarter
                                      1996

                                                                 CITICORP [LOGO]


TABLE OF
CONTENTS
                                                                          PAGE
FINANCIAL SUMMARY............................................................1
BUSINESS DISCUSSIONS.........................................................4
   Earnings Summary..........................................................4
   Consumer..................................................................5
     Citibanking.............................................................7
     Cards...................................................................8
     Private Bank............................................................9
     Consumer Portfolio Review...............................................9
   (Corporate) Banking......................................................12
     Emerging Markets.......................................................13
     Global Relationship Banking............................................14
   Corporate Items..........................................................16
MANAGING GLOBAL RISK........................................................17
   Liquidity................................................................17
   Price Risk...............................................................17
   Derivative and Foreign Exchange Contracts................................18
   Estimated Fair Value of Financial Instruments............................22
   Capital..................................................................23
STATEMENT OF INCOME ANALYSIS................................................26
   Net Interest Revenue (Taxable Equivalent Basis)..........................26
   Fee and Commission Revenue...............................................27
   Trading-Related Revenue..................................................28
   Securities Transactions..................................................29
   Other Revenue............................................................29
   Provision and Allowance for Credit Losses................................30
   Operating Expense........................................................31
   Income Taxes.............................................................32
   Effect of Credit Card Receivables Securitizations........................32
   Future Impact of Recently Issued Accounting Standards....................32
CONSOLIDATED FINANCIAL STATEMENTS...........................................33
   Consolidated Statement of Income.........................................33
   Consolidated Balance Sheet...............................................34
   Consolidated Statement of Changes in Stockholders' Equity................35
   Consolidated Statement of Cash Flows.....................................36
   CITIBANK, N.A. Consolidated Balance Sheet................................37
OTHER FINANCIAL INFORMATION.................................................38
   Securities...............................................................38
   Trading Account Assets and Liabilities...................................38
   Cash-Basis, Renegotiated, and Past Due Loans.............................39
   Other Real Estate Owned and Assets Pending Disposition...................39
   Details of Credit Loss Experience........................................40
   Calculation of Earnings Per Share........................................41
   Cross-Border and Non-Local Currency Outstandings.........................42
   Average Balances and Interest Rates (Taxable Equivalent Basis)...........43
FORM 10-Q...................................................................45
   Form 10-Q Cross-Reference Index..........................................46
SIGNATURES..................................................................49


                                                                 CITICORP [LOGO]

- --------------------------------------------------------------------------------
FINANCIAL SUMMARY
- --------------------------------------------------------------------------------

                                                                                    Second Quarter                Six Months
                                                                          -------------------------------------------------------
                                                                                  1996          1995          1996          1995
- ---------------------------------------------------------------------------------------------------------------------------------
Net Income (In Millions of Dollars)                                            $   952       $   853       $ 1,866      $  1,682
- ---------------------------------------------------------------------------------------------------------------------------------
Net Income Per Share (A)

    On Common and Common Equivalent Shares........................             $  1.86       $  1.76      $   3.68     $   3.47

    Assuming Full Dilution........................................             $  1.86       $  1.57      $   3.61     $   3.09

Common Stockholders' Equity Per Share.............................              $37.73        $37.35       $ 37.73      $ 37.35

- ---------------------------------------------------------------------------------------------------------------------------------
Financial Ratios

Return on Total Assets............................................               1.43%         1.25%         1.40%          1.25%

Return on Common Stockholders' Equity.............................              20.76%        20.85%        20.47%         21.33%

Return on Total Stockholders' Equity..............................              19.35%        18.11%        18.99%         18.42%
- ---------------------------------------------------------------------------------------------------------------------------------


Capital (Dollars in Billions) (see page 23)
                                                                June 30,      Mar. 31,      Dec. 31,     Sept. 30,      June 30,
                                                                    1996          1996          1995          1995          1995
                                                            ---------------------------------------------------------------------
Tier 1...............................................              $19.1         $19.0         $18.9         $18.6         $18.6
Total (Tier 1 and 2).................................               28.2          28.0          27.7          27.3          27.3

Tier 1 Ratio.........................................               8.38%         8.42%         8.41%         8.38%         8.43%
Total Ratio (Tier 1 and 2)...........................              12.35         12.37         12.33         12.31         12.40
Leverage Ratio.......................................               7.49          7.44          7.45          7.35          7.19

Common Equity as a Percentage of Total Assets........               6.69%         6.71%         6.43%         6.27%         6.02%

Total Equity as a Percentage of Total Assets.........               7.47          7.50          7.62          7.57          7.59
- ---------------------------------------------------------------------------------------------------------------------------------


Earnings Analysis (In Millions of Dollars)        2nd Qtr.      1st Qtr.      4th Qtr.      3rd Qtr.      2nd Qtr.      1st Qtr.
                                                      1996          1996          1995          1995          1995          1995
                                               ----------------------------------------------------------------------------------
Total Revenue...............................        $4,993        $4,828        $4,789        $4,757        $4,689        $4,443
Effect of Credit Card Securitizations (B)...           349           294           250           219           226           222
Net Cost To Carry (C).......................           (26)           (5)            8             7             8             -
                                               ----------------------------------------------------------------------------------
Adjusted Revenue............................         5,316         5,117         5,047         4,983         4,923         4,665
                                               ----------------------------------------------------------------------------------
Total Operating Expense.....................         2,978         2,860         2,818         2,793         2,798         2,693
Net OREO Benefits (D).......................            17            12            59            33            13             -
                                               ----------------------------------------------------------------------------------
Adjusted Operating Expense..................         2,995         2,872         2,877         2,826         2,811         2,693
                                               ----------------------------------------------------------------------------------
Operating Margin............................         2,321         2,245         2,170         2,157         2,112         1,972
Consumer Credit Costs (E)...................           762           706           688           633           616           536
Commercial Credit Costs (F).................           (27)           15           (14)           61            23             2
                                               ----------------------------------------------------------------------------------
Operating Margin Less Credit Costs..........         1,586         1,524         1,496         1,463         1,473         1,434
Additional Provision (G)....................            50            50            56            75            75            75
                                               ----------------------------------------------------------------------------------
Income Before Taxes.........................         1,536         1,474         1,440         1,388         1,398         1,359
Income Taxes................................           584           560           535           511           545           530
                                               ----------------------------------------------------------------------------------
Net Income..................................       $   952       $   914       $   905       $   877       $   853       $   829
                                               ----------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------------

(A) Based on net income less preferred stock dividends, except when conversion is assumed. See page 41 for details.

(B) For a description of the effect of credit card receivables securitizations see page 32.

(C) Principally the net cost to carry commercial cash-basis loans and other real estate owned ("OREO").

(D) Principally gains and losses on sales, direct revenue and expense, and writedowns of commercial OREO.

(E) Principally Consumer net credit write-offs adjusted for the effect of credit card receivables securitizations.

(F) Includes commercial net credit write-offs, net cost to carry, and net OREO benefits.

(G) Primarily charges for credit losses in excess of net write-offs. See page 30 for discussion.

- --------------------------------------------------------------------------------

                                                                 CITICORP [LOGO]


Citicorp reported second quarter net income of $952 million, or $1.86 per fully diluted common share, up 12% and 18%, respectively, compared with $853 million, or $1.57 a year ago. Net income for the six months ended June 30, 1996, totaled $1.9 billion, or $3.61 per fully diluted common share, up 11% and 17%, respectively, compared with $1.7 billion, or $3.09, in the same 1995 period. Return on common equity of 20.8% and 20.5% in the second quarter and six months of 1996 remained strong, but was down slightly from a year-ago, reflecting the higher common equity levels. Return on average assets was 1.43% and 1.40% in the second quarter and six months of 1996, compared with 1.25% in the same 1995 periods.

The Consumer businesses earned $491 million and $1.0 billion in the second quarter and six months of 1996, up 13% and 12% from the year-ago periods, due to strong growth in Citibanking and the Private Bank, partially offset by reduced Cards earnings resulting from increased credit costs, primarily in U.S. bankcards. Earnings in the (Corporate) Bank of $644 million and $1.1 billion in the second quarter and six months of 1996, were up 15% and 16% from the comparable year-ago periods, reflecting strong growth in the Emerging Markets business and lower income taxes attributable to the businesses, partially offset by lower trading-related revenue and venture capital results in Global Relationship Banking, which continued its repositioning and focus on asset utilization and improving returns.

Adjusted revenue of $5.3 billion and $10.4 billion in the second quarter and six months of 1996 was up $393 million, or 8%, and $845 million, or 9%, from the comparable year-ago periods. Revenue in the Consumer businesses increased 9%, to $3.3 billion for the second quarter (10% for the six month period), spread across Cards, Citibanking, and the Private Bank, with particularly strong growth of 17% for both the quarter and six months in the emerging markets. Second quarter revenue of $1.8 billion in the (Corporate) Banking businesses was essentially unchanged as strong growth in the Emerging Markets business was principally offset by lower revenue in Global Relationship Banking.

Trading-related revenue of $427 million and $819 million in the second quarter and six months of 1996, which included a charge of $60 million related to certain mortgage-backed securities activities, was down $126 million, or 23%, and $129 million, or 14%, from the comparable 1995 periods. Venture capital gains of $107 million for the quarter and $145 million for the first six months of 1996 were down $81 million, or 43%, and $128 million, or 47%, from the comparable year-ago periods, reflecting a particularly strong 1995 second quarter. Also included in other revenue for the 1996 quarter was a $110 million gain from the sale of an automated trading business, which was part of the company's former information initiatives, and an investment writedown of $50 million in Latin America. The year-ago quarter included a similar investment writedown of $70 million.

Adjusted operating expense for the quarter and six month period increased 7% from 1995, primarily reflecting a 16% increase in the emerging markets. Expense levels related to core business activities in the developed markets were virtually unchanged from the respective 1995 periods.

Operating margin grew 10% and 12% in the second quarter and six months of 1996 from the comparable year-ago periods. The incremental revenue to expense ratio was 2.1:1 and 2.3:1 in the second quarter and six months of 1996 and the efficiency ratio (adjusted operating expense as a percentage of adjusted revenue) of 56% in both the second quarter and six months of 1996 improved from 57% in both the comparable year-ago periods. Revenue and expense growth rates were deflated by approximately 2% compared to the year-earlier quarter due to the stronger U.S. dollar.

Total credit costs, adjusted for the effect of credit card securitizations, were $735 million in the second quarter, up from $721 million in the preceding quarter and from $639 million in the 1995 second quarter. Consumer credit costs of $762 million, or an annualized 2.38% of managed loans, in the second quarter of 1996 were up from $706 million, or 2.19%, in the first quarter and up from $616 million, or 1.99%, in the 1995 second quarter. The increase in credit costs and related loss ratios chiefly reflected a continued rise in U.S. bankcards credit losses. Net credit losses on managed U.S. bankcards were $522 million, up $55 million from the 1996 first quarter and up $159 million from the 1995 second quarter, representing net credit loss rates of 4.99%, 4.38%, and 3.75%, respectively. The managed Consumer loan delinquency ratio (90 days or more past due) improved to 2.91%, down from 3.03% and 3.14% at the end of the preceding and year-ago quarters.

                                                                 CITICORP [LOGO]


Commercial credit costs remained low at a net credit of $27 million in the quarter. Commercial cash-basis loans and OREO of $1.9 billion at June 30, 1996 were down from $2.0 billion at March 31, 1996, and $2.7 billion a year earlier. The decrease from the prior year principally reflected continued reductions in the commercial real estate portfolio.

At June 30, 1996, total reserves (including reserves for sold Consumer portfolios) were $5.9 billion. Citicorp continued to build its allowance for credit losses, adding $50 million above net credit losses in the quarter.

Citicorp's effective tax rate was 38% for the 1996 quarter and six months, compared with 39% for both 1995 periods. The 1995 full year effective tax rate was 38%.

Total capital (Tier 1 and Tier 2) was $28.2 billion, or 12.35% of net risk-adjusted assets, and Tier 1 capital was $19.1 billion, or 8.38%, at June 30, 1996. During the second quarter and six months of 1996, Citicorp generated $683 million and $1.4 billion of free capital. With the repurchase of 9.6 million shares of common stock in the quarter at a total cost of $777 million, the number of shares acquired since June 20, 1995, when the Board of Directors authorized the stock repurchase program, totaled 42.2 million at a cost of $3.0 billion. As expanded in January 1996, the program is authorized to make total purchases for up to $4.5 billion through January 1998.

                                                                 CITICORP [LOGO]


- --------------------------------------------------------------------------------
BUSINESS DISCUSSIONS
- --------------------------------------------------------------------------------

The table below and the discussions that follow analyze Citicorp's results by global business areas including its core business franchises of Consumer and (Corporate) Banking.


- ------------------------------------------------------------------------------------------------------------------------
Earnings Summary
- ------------------------------------------------------------------------------------------------------------------------
                                                             Second Quarter                       Six Months
                                                      ------------------------       %   -------------------          %
(Dollars In Millions)                                     1996       1995(A)    Change       1996     1995(A)    Change
- ------------------------------------------------------------------------------------------------------------------------
Consumer .............................................   $   491    $   436         13    $ 1,004    $   897         12
(Corporate) Banking (B) ..............................       644        560         15      1,115        959         16
     Core Businesses .................................     1,135        996         14      2,119      1,856         14
Corporate Items ......................................      (183)      (143)       (28)      (253)      (174)       (45)
                                                      ------------------------------------------------------------------
Total Citicorp .......................................   $   952    $   853         12    $ 1,866    $ 1,682         11
                                                      ------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------

 Supplemental Information:
 Consumer
      Citibanking ....................................   $   177    $   136         30    $   360    $   284         27
      Cards ..........................................       242        255         (5)       507        519         (2)
      Private Bank ...................................        72         45         60        137         94         46
                                                      ------------------------------------------------------------------
  Total ..............................................   $   491    $   436         13    $ 1,004    $   897         12
                                                      ------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------
      Developed Markets ..............................   $   265    $   242         10    $   554    $   510          9
      Emerging Markets ...............................       226        194         16        450        387         16
                                                      ------------------------------------------------------------------
  Total ..............................................   $   491    $   436         13    $ 1,004    $   897         12
                                                      ------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------
 (Corporate) Banking (B):
      Emerging Markets ...............................   $   433    $   342         27    $   826    $   613         35
      Global Relationship Banking ....................       211        218         (3)       289        346        (16)
                                                      ------------------------------------------------------------------
  Total ..............................................   $   644    $   560         15    $ 1,115    $   959         16
                                                      ------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------


(A)  Reclassified to conform to latest quarter's presentation.

(B) (Corporate) Banking activities also include the results of the Cross-Border Refinancing and the North America Commercial Real Estate portfolios in Emerging Markets and Global Relationship Banking, respectively.

- --------------------------------------------------------------------------------

                                                                 CITICORP [LOGO]


- --------------------------------------------------------------------------------
Consumer
- --------------------------------------------------------------------------------

Citicorp's Consumer businesses operate a uniquely global, full-service franchise encompassing branch and electronic banking ("Citibanking"), credit and charge cards ("Cards"), and the Private Bank.


- ----------------------------------------------------------------------------------------------------------------------------------
                                                                Second Quarter                                Six Months
                                                     -------------------------        %           ---------------------         %
(Dollars In Millions)                                    1996          1995(A)   Change              1996        1995(A)   Change
- ----------------------------------------------------------------------------------------------------------------------------------
Total Revenue....................................      $2,979          $2,805         6            $5,939        $5,525         7
Effect of Credit Card Securitizations............         349             226        54               643           448        44
Net Cost to Carry Cash-Basis Loans
 and OREO........................................          (9)              3        NM               (10)            7        NM
                                                     -----------------------------------------------------------------------------
Adjusted Revenue.................................       3,319           3,034         9             6,572         5,980        10
                                                     -----------------------------------------------------------------------------
Total Operating Expense..........................       1,801           1,719         5             3,542         3,376         5
Net OREO Costs...................................          (2)             (8)       75                (2)          (9)        78
                                                     -----------------------------------------------------------------------------
Adjusted Operating Expense.......................       1,799           1,711         5             3,540         3,367         5
                                                     -----------------------------------------------------------------------------
Operating Margin.................................       1,520           1,323        15             3,032         2,613        16
                                                     -----------------------------------------------------------------------------
Net Write-offs...................................         420             379        11               833           688        21
Effect of Credit Card Securitizations............         349             226        54               643           448        44
Net Cost to Carry and Net OREO Costs.............          (7)             11        NM                (8)           16        NM
                                                     -----------------------------------------------------------------------------
Credit Costs.....................................         762             616        24             1,468         1,152        27
                                                     -----------------------------------------------------------------------------
Operating Margin Less Credit Costs...............         758             707         7             1,564         1,461         7
Additional Provision.............................          50              50         -               100           100         -
                                                     -----------------------------------------------------------------------------
Income Before Taxes..............................         708             657         8             1,464         1,361         8
Income Taxes.....................................         217             221        (2)              460           464        (1)
                                                     -----------------------------------------------------------------------------
Net Income.......................................      $  491          $  436        13            $1,004        $  897        12
                                                     -----------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------
Average Assets (In Billions of Dollars) .........      $  125          $  120         4           $   125        $  118         6
Return on Assets.................................        1.58%           1.46%        -              1.62%         1.53%        -
                                                     -----------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------

(A)  Reclassified to conform to latest quarter's presentation.

NM   Not meaningful, as percentage equals or exceeds 100%.

- --------------------------------------------------------------------------------

Net income from the worldwide Consumer businesses of Citibanking, Cards, and the Private Bank of $491 million and $1.0 billion in the second quarter and six months of 1996, respectively, was up $55 million, or 13%, and $107 million, or 12%, from the comparable year-ago periods. The improvement in the quarter was led by Citibanking, up 30%, and the Private Bank, up 60%, while Cards earnings declined 5%. Geographically, net income in the emerging markets increased 16%, in both the second quarter and six months of 1996, principally from continued growth in Asia Pacific. Net income in the developed markets improved 10% in the quarter and 9% in the six months of 1996.

Adjusted revenue was up 9% and 10% in the second quarter and six months of 1996 from the comparable year-ago periods, representing growth across the three Consumer businesses. Adjusted operating expense increased 5% in both periods, principally reflecting spending on initiatives for Citibanking worldwide and for Cards in the emerging markets, partially offset by lower expense levels in U.S. bankcards.

Consumer credit costs were $762 million, up from $706 million in the 1996 first quarter and from $616 million in the 1995 second quarter, with the annualized net credit loss ratio at 2.38% of managed loans in the second quarter up from 2.19% in the preceding quarter and 1.99% in the year-ago quarter. The net increase in credit costs and the related loss ratios chiefly reflected a continued rise in Cards credit losses in the U.S. and Asia Pacific; however, credit costs in Citibanking and the Private Bank improved in the quarter by $17 million and $26 million, respectively, as compared to the second quarter of 1995. The provision for credit losses included charges in excess of net write-offs of $50 million and $100 million in the second quarter and six months of 1996, respectively, reflecting the build in the allowance for credit losses.

                                                                 CITICORP [LOGO]


Income taxes are attributed to core businesses on the basis of local tax rates, which resulted in an effective rate of 31% in the second quarter and six months of 1996, compared to 34% in the comparable year-ago periods, reflecting changes in the nature and geographic mix of earnings.


- ----------------------------------------------------------------------------------------------------------------------------------
Developed Markets
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                Second Quarter                                Six Months
                                                     ---------------------------       %        ---------------------------      %
(Dollars In Millions)                                      1996         1995(A)   Change              1996        1995(A)   Change
- ----------------------------------------------------------------------------------------------------------------------------------
Adjusted Revenue.................................        $2,415         $2,263         7            $4,805        $4,472         7
Adjusted Operating Expense.......................         1,290          1,279         1             2,555         2,524         1
                                                     -----------------------------------------------------------------------------
Operating Margin.................................         1,125            984        14             2,250         1,948        16
Credit Costs.....................................           664            552        20             1,277         1,046        22
                                                     -----------------------------------------------------------------------------
Operating Margin Less Credit Costs...............           461            432         7               973           902         8
Additional Provision.............................            41             34        21                89            80        11
                                                     -----------------------------------------------------------------------------
Income Before Taxes..............................           420            398         6               884           822         8
Income Taxes.....................................           155            156        (1)              330           312         6
                                                     -----------------------------------------------------------------------------
Net Income.......................................        $  265         $  242        10             $ 554        $  510         9
                                                     -----------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------
Average Assets (In Billions of Dollars) .........        $   87         $   85         2             $  88        $   84         5
Return on Assets.................................          1.23%          1.14%        -              1.27%         1.22%        -
                                                     -----------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------

(A) Reclassified to conform to latest quarter's presentation.
- ----------------------------------------------------------------------------------------------------------------------------------


- ----------------------------------------------------------------------------------------------------------------------------------
Emerging Markets
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                Second Quarter                                Six Months
                                                     ---------------------------       %        ---------------------------     %
(Dollars In Millions)                                      1996        1995(A)     Change             1996       1995(A)    Change
- ----------------------------------------------------------------------------------------------------------------------------------
Adjusted Revenue.................................        $  904         $  771        17            $1,767        $1,508        17
Adjusted Operating Expense.......................           509            432        18               985           843        17
                                                     -----------------------------------------------------------------------------
Operating Margin.................................           395            339        17               782           665        18
Credit Costs.....................................            98             64        53               191           106        80
                                                     -----------------------------------------------------------------------------
Operating Margin Less Credit Costs...............           297            275         8               591           559         6
Additional Provision.............................             9             16       (44)               11            20       (45)
                                                     -----------------------------------------------------------------------------
Income Before Taxes..............................           288            259        11               580           539         8
Income Taxes.....................................            62             65        (5)              130           152       (14)
                                                     -----------------------------------------------------------------------------
Net Income.......................................        $  226         $  194        16            $  450        $  387        16
                                                     -----------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------
Average Assets (In Billions of Dollars) .........        $   38         $   35         9            $   37        $   34         9
Return on Assets.................................          2.39%          2.22%        -              2.45%         2.30%        -
                                                     -----------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------

(A) Reclassified to conform to latest quarter's presentation.
- ----------------------------------------------------------------------------------------------------------------------------------


                                                                 CITICORP [LOGO]


- -------------------------------------------------------------------------------------------------------------------------
Citibanking
- -------------------------------------------------------------------------------------------------------------------------
                                                                   Second Quarter                    Six Months
                                                              --------------------       %   -------------------       %
(Dollars In Millions)                                             1996    1995(A)   Change      1996    1995(A)   Change
- -------------------------------------------------------------------------------------------------------------------------
Revenue .....................................................   $1,452    $1,350         8    $2,856    $2,637         8
Operating Expense ...........................................    1,028       948         8     1,995     1,852         8
                                                              -----------------------------------------------------------
Operating Margin ............................................      424       402         5       861       785        10
Credit Costs ................................................      161       178       (10)      319       327        (2)
                                                              -----------------------------------------------------------
Operating Margin Less Credit Costs ..........................      263       224        17       542       458        18
Additional Provision ........................................        1        10       (90)        2        12       (83)
                                                              -----------------------------------------------------------
Income Before Taxes .........................................      262       214        22       540       446        21
Income Taxes ................................................       85        78         9       180       162        11
                                                              -----------------------------------------------------------
Net Income ..................................................   $  177    $  136        30    $  360    $  284        27
                                                              -----------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------

Average Assets (In Billions of Dollars) .....................   $   82    $   80         3    $   82    $   78         5
Return on Assets ............................................     0.87%     0.68%       --      0.88%     0.73%       --
                                                              -----------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------

(A)  Reclassified to conform to latest quarter's presentation.

- --------------------------------------------------------------------------------

Citibanking activities in the second quarter and six months of 1996 contributed $177 million and $360 million of net income, up $41 million, or 30%, and up $76 million, or 27%, from the comparable 1995 periods. The increase in net income reflected improved results in the developed markets and business expansion in Asia Pacific. Income before taxes was $262 million and $540 million in the 1996 second quarter and six months, up 22% and 21% from the comparable 1995 periods.

Revenue, up 8% in both the second quarter and six months of 1996, was led by double-digit growth in the emerging markets, particularly in Asia Pacific, and improvements in the U.S. and Europe business, partially offset by the effect of foreign currency translation.

Expense was also up 8% in both periods, largely reflecting investment spending on branded distribution designed to enhance customer service, particularly to support electronic banking, and the further conversion of existing branches and the opening of Model Branches, partially offset by the effect of foreign currency translation.

Credit costs in the quarter were $161 million, up $3 million from the preceding quarter, but down $17 million from the 1995 second quarter, with annualized net credit loss ratios of 0.99%, 0.97%, and 1.14%, respectively.

The Federal Deposit Insurance Fund reform legislation under consideration includes a proposal to recapitalize the Savings Association Insurance Fund ("SAIF") through a special assessment on current members of the SAIF, including Citicorp's savings bank subsidiary. If adopted as proposed, the savings bank subsidiary would be subject to a special assessment of approximately $70 million pretax, which must be recognized in the quarter when the legislation is enacted. It is expected that following recapitalization of the SAIF, future deposit insurance premiums charged to savings banks would be lowered.

                                                                 CITICORP [LOGO]


- -------------------------------------------------------------------------------------------------------------------------
Cards
- -------------------------------------------------------------------------------------------------------------------------
                                                            Second Quarter                       Six Months
                                                      --------------------         %     -------------------         %
(Dollars In Millions)                                    1996       1995(A)   Change       1996     1995(A)     Change
- -------------------------------------------------------------------------------------------------------------------------
Adjusted Revenue ..................................   $ 1,616     $ 1,453         11    $ 3,219    $ 2,888          11
Adjusted Operating Expense ........................       605         601          1      1,217      1,200           1
                                                      -------------------------------------------------------------------
Operating Margin ..................................     1,011         852         19      2,002      1,688          19
Credit Costs ......................................       611         422         45      1,158        799          45
                                                      -------------------------------------------------------------------
Operating Margin Less Credit  Costs ...............       400         430         (7)       844        889          (5)
Additional Provision ..............................        49          40         23         98         88          11
                                                      -------------------------------------------------------------------
Income Before Taxes ...............................       351         390        (10)       746        801          (7)
Income Taxes ......................................       109         135        (19)       239        282         (15)
                                                      -------------------------------------------------------------------
Net Income ........................................   $   242     $   255         (5)   $   507    $   519          (2)
                                                      -------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------
Average Assets (In Billions of  Dollars) ..........   $    27     $    25          8    $    27    $    25           8
Return on Assets (B) ..............................      3.60%       4.09%        --       3.78%      4.19%         --
                                                      -------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------


(A)  Reclassified to conform to latest quarter's presentation.

(B) Adjusted for the effect of credit card securitizations, the return on managed assets for worldwide Cards was 1.84% in the 1996 quarter and 2.13% in the year-ago quarter. For the six months of 1996 and 1995, the return on managed assets was 1.92% and 2.18%, respectively.

- --------------------------------------------------------------------------------

Cards worldwide activities contributed net income of $242 million and $507 million in the second quarter and six months of 1996, down $13 million, or 5%, and $12 million, or 2%, from the comparable 1995 periods. The decline in earnings was primarily due to higher credit costs, partially offset by increased revenue and a lower effective tax rate, while expense levels were essentially unchanged. Business in the emerging markets represented approximately 30% of Cards earnings, compared with 26% in the year-ago quarter. Cards continued to build reserves for possible credit losses, with charges in excess of net write-offs of $49 million and $98 million in the 1996 second quarter and six months, respectively.

Income before taxes was $351 million and $746 million in the 1996 second quarter and six months, down 10% and 7% from the comparable 1995 periods.

Adjusted revenue in the quarter and six months of 1996 was up 11% from the year-ago periods, reflecting volume growth and improved spreads due to the effective management of interest rate exposure in U.S. bankcards, business expansion in Asia Pacific and higher revenue from Latin America. Compared to the year-ago quarter, U.S. bankcards revenue increased 12%, while emerging markets Cards revenue was up 25%. Revenue in other markets and products was down 9% in the quarter from the 1995 second quarter primarily due to declines in the private label business.

The number of cards in force worldwide (including affiliates) exceeded 59 million at the end of the quarter. Charge volumes in the U.S. bankcards business increased $2.3 billion, or 10.8%, from the 1995 second quarter, while charge volumes on Citicorp-issued cards in Asia Pacific increased 26%. Managed card receivables in the U.S. bankcards business grew from the year-ago quarter by $2.3 billion, or 5.6%, to $42.8 billion at June 30, 1996, and were up slightly from $42.6 billion at the end of the 1996 first quarter. The reduced growth compared with the preceding quarter was due to competition, tighter credit standards, and seasonality.

Adjusted operating expense increased by only 1% in both periods, reflecting continued investment spending in the emerging markets, partially offset by lower expense levels in U.S. bankcards. Expense in U.S. bankcards was down 5% from the year-ago quarter, while emerging markets expense increased 25%.

Credit costs for worldwide Cards were $611 million in the quarter, up $64 million from the preceding quarter and up $189 million from the 1995 second quarter. Consistent with broad industry trends, net credit losses in the managed U.S. bankcards portfolio increased in the quarter to $522 million, up $55 million from the first quarter, and up $159 million from the 1995 second quarter. The net credit loss ratio in the U.S. bankcards portfolio rose to 4.99% in the quarter from 4.38% in the preceding quarter and 3.75% in the year-ago quarter. The loss ratio, which is influenced by economic conditions, changes in portfolio levels, and credit performance of the portfolio, may increase further from the second quarter of 1996.

                                                                 CITICORP [LOGO]


See "Consumer Portfolio Review" on pages 9-11 and "Provision and Allowance for Credit Losses" on pages 30-31 for additional discussion of the Cards portfolio.


- ---------------------------------------------------------------------------------------------------------------------------------
Private Bank
- ---------------------------------------------------------------------------------------------------------------------------------
                                                              Second Quarter                            Six Months
                                                          ---------------------         %        --------------------          %
(Dollars In Millions)                                     1996       1995(A)       Change        1996        1995(A)      Change
- ---------------------------------------------------------------------------------------------------------------------------------
Adjusted Revenue .....................................   $ 251         $ 231            9       $ 497         $ 455            9
Adjusted Operating Expense ...........................     166           162            2         328           315            4
                                                        -------------------------------------------------------------------------
Operating Margin .....................................      85            69           23         169           140           21
Credit Costs .........................................     (10)           16           NM          (9)           26           NM
                                                        -------------------------------------------------------------------------
Operating Margin Less Credit Costs ...................      95            53           79         178           114           56
Additional Provision .................................      --            --           --          --            --           --
                                                        -------------------------------------------------------------------------
Income Before Taxes ..................................      95            53           79         178           114           56
Income Taxes .........................................      23             8           NM          41            20           NM
                                                        -------------------------------------------------------------------------
Net Income ...........................................   $  72         $  45           60       $ 137         $  94           46
                                                        -------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------------
Average Assets (In Billions of Dollars) ..............   $  16         $  15            7       $  16         $  15            7
Return on Assets .....................................    1.81%         1.20%          --        1.72%         1.26%          --
                                                        -------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------------

(A)  Reclassified to conform to latest quarter's presentation.

NM   Not meaningful, as percentage equals or exceeds 100%.

- --------------------------------------------------------------------------------

Net income in the Private Bank business was $72 million and $137 million in the second quarter and six months of 1996, up $27 million, or 60%, and $43 million, or 46%, from the comparable 1995 periods. The increase in both 1996 periods reflected improved credit loss experience together with continued revenue growth throughout the Private Bank. Income before taxes was $95 million and $178 million in the 1996 second quarter and six months, up 79% and 56% from the comparable 1995 periods.

Adjusted revenue increased 9% to $251 million in the quarter and $497 million for the six months, as a result of continued growth in all markets, especially the developed markets. Customer business volumes under management of $92 billion at June 30, 1996, grew $11 billion, or 13%, over the prior year.

Adjusted operating expense was up 2% from the 1995 quarter and 4% over the 1995 six month period, as the Private Bank benefited from re-engineering and cost management initiatives, as well as from the effect of foreign currency translation. Compared with 1995, the Private Bank generated an incremental revenue to expense ratio of 5:1 and 3.2:1 for the quarter and six month periods, respectively.

Credit costs in the Private Bank were net credits of $10 million for the second quarter and $9 million in the six month period, compared to net charges of $16 million and $26 million in the respective 1995 periods, as the U.S. business benefited from recoveries and lower OREO writedowns.


- --------------------------------------------------------------------------------
Consumer Portfolio Review
- --------------------------------------------------------------------------------


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

                                                                 CITICORP [LOGO]



- -----------------------------------------------------------------------------------------------------------------------------------
Consumer Loan Delinquency Amounts, Net Credit Losses, and Ratios
- -----------------------------------------------------------------------------------------------------------------------------------
                                                  Total
                                                  Loans (A)           90 Days or More Past Due                    Net Credit Losses
                                            ---------------   --------------------------------   ----------------------------------
                                                   June 30,   June 30,     Mar. 31,   June 30,     2nd Qtr.    1st Qtr.    2nd Qtr.
                                                       1996       1996         1996       1995         1996        1996        1995
- -----------------------------------------------------------------------------------------------------------------------------------
                                               (Dollars
                                                 in Billions)             (Dollars in Millions)               (Dollars in Millions)
Citibanking .....................................   $    65.7   $ 2,663     $ 2,755     $ 2,789     $   161     $   158     $   178
      Ratio .....................................                 4.05%       4.18%       4.37%       0.99%       0.97%       1.14%


Cards
   U.S. Bankcards ...............................        42.4       732         759         616         522         467         363
      Ratio .....................................                 1.73%       1.80%       1.54%       4.99%       4.38%       3.75%

   Other ........................................         8.0       180         176         149          89          80          59
      Ratio .....................................                 2.25%       2.31%       2.19%       4.65%       4.40%       3.67%

Private Bank ....................................        15.3       254         260         348          (3)          2           5
      Ratio .....................................                 1.66%       1.76%       2.54%          NM       0.06%       0.15%

                                                   ---------------------------------------------------------------------------------

Total Managed ...................................       131.4     3,829       3,950       3,902         769         707         605
      Ratio .....................................                 2.91%       3.03%       3.14%       2.38%       2.19%       1.99%

Effect of Credit Card Securitizations ...........       (26.0)    (452)       (479)       (367)       (349)       (294)       (226)

                                                   ---------------------------------------------------------------------------------

Total On-Balance Sheet ..........................   $   105.4   $ 3,377     $ 3,471     $ 3,535     $   420     $   413     $   379
      Ratio .....................................                 3.20%       3.33%       3.51%       1.62%       1.60%       1.54%
                                                                --------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------------------------------


Supplemental Information (Managed Portfolio):
Developed .......................................   $   100.9   $ 3,448     $ 3,603     $ 3,625     $   672     $   614     $   542
      Ratio .....................................                 3.42%       3.58%       3.75%       2.70%       2.45%       2.29%
Emerging ........................................        30.5       381         347         277          97          93          63
      Ratio .....................................                 1.25%       1.17%       1.01%       1.30%       1.29%       0.93%

                                                   ---------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------------------------------


(A)  Net of unearned income.

NM   Not meaningful, as recoveries result in a negative percentage.
- --------------------------------------------------------------------------------


Consumer Loan Balances
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                End of Period(A)                                      Average(A)
                                        -------------------------------------------------------------------------------------------
                                        June 30,        Mar. 31,        June 30,        2nd Qtr.        1st Qtr.        2nd Qtr.
(In Billions of Dollars)                    1996            1996            1995            1996            1996            1995
- -----------------------------------------------------------------------------------------------------------------------------------
Managed ............................     $  131.4        $  130.3        $  124.2        $  130.3        $  129.8        $  122.0
Securitized Loans ..................        (26.0)          (26.2)          (23.3)          (26.2)          (25.9)          (23.3)
                                        -------------------------------------------------------------------------------------------
On-Balance Sheet ...................     $  105.4        $  104.1        $  100.9        $  104.1        $  103.9        $   98.7
                                        -------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------------

(A)  Net of unearned income
- --------------------------------------------------------------------------------

Total managed delinquent dollars and the related delinquency ratio improved from both the 1996 first quarter and the second quarter of 1995, primarily reflecting improvements in Citibanking and the Private Bank, as well as seasonal improvements in U.S. bankcards from the first quarter of 1996. Net credit losses and the related loss ratios have increased from both the preceding and year-ago quarters.

In Citibanking, the improvement in delinquent dollars and rate reflected improvements in the U.S. and Europe business, including U.S. mortgages, and the effect of foreign currency translation, partially offset by increases in the emerging markets. The increase in the emerging markets reflected portfolio growth and higher delinquency ratios in both Asia Pacific and Latin America. Net credit losses were essentially unchanged from the preceding quarter and declined from the year-ago quarter by $17 million, primarily due to improvements in the U.S. and Europe business.

As of June 30, 1996, U.S. bankcards managed loans that were delinquent 90 days or more totaled $732 million, or 1.73% of the portfolio, down from $759 million, or 1.80%, at March 31, 1996. The net credit loss ratio was 4.99% in the quarter, up from 4.38% in the preceding quarter and up from 3.75% in the second quarter of 1995. Personal bankruptcies accounted for

                                                                 CITICORP [LOGO]


39% of gross write-offs in the quarter, up from 34% in the preceding quarter and 36% in the year-ago quarter. These increases, which reflect a general deterioration in the credit environment as well as the effect of portfolio seasoning, are broadly consistent with industry trends. See pages 8 and 30 for additional discussion.

In other Cards businesses, expansion in Asia Pacific was primarily responsible for the rise in delinquencies of $31 million and the increase in net credit losses of $30 million from the second quarter of 1995, as well as for the increase in losses of $9 million from the preceding quarter.

Private Bank delinquencies and net credit losses have improved from both the preceding quarter and the second quarter of 1995, reflecting lower levels of cash-basis loans and higher credit recoveries.

Total Consumer loans on the balance sheet delinquent 90 days or more on which interest continued to be accrued were $944 million at June 30, 1996, compared with $915 million and $910 million at March 31, 1996 and June 30, 1995, respectively. Included in these amounts are government-guaranteed U.S. student loans of $237 million, $218 million, and $147 million, respectively. Other Consumer loans delinquent 90 days or more on which interest continued to be accrued (which primarily include worldwide bankcard receivables and certain installment loans in Germany) were $707 million, $697 million, and $763 million, respectively. The majority of these other loans are written off upon reaching a stipulated number of days past due.

Citicorp's policy for suspending the accrual of interest on Consumer loans varies depending on the terms, security and credit loss experience characteristics of each product, as well as write-off criteria in place. At June 30, 1996, interest accrual had been suspended on $2.5 billion of Consumer loans, compared with $2.7 billion both at March 31, 1996 and June 30, 1995. The decrease was principally due to improvements across the developed markets, including the effect of foreign currency translation, partially offset by increases in the emerging markets. Included in these numbers are U.S. mortgages on which the accrual of interest has been suspended of $942 million at June 30, 1996, and $1.0 billion at both March 31, 1996 and June 30, 1995.

Consumer credit costs, particularly in U.S. bankcards, and the related net credit loss ratios may increase from second quarter 1996 levels as a result of economic conditions, changes in portfolio levels, and credit performance of the portfolios. Additionally, delinquencies and loans on which the accrual of interest is suspended could remain at relatively high levels. These factors may result in further increases to the Consumer allowance.

                                                                 CITICORP [LOGO]


- --------------------------------------------------------------------------------
(Corporate) Banking
- --------------------------------------------------------------------------------

(Corporate) Banking serves corporations, financial institutions, governments, and other participants in capital markets throughout the world. The (Corporate) Banking results presented below include the results of the Cross-Border Refinancing Portfolio (as a component of the Emerging Markets business) and North America Commercial Real Estate (as a component of the Global Relationship Banking business), both of which were reported as separate businesses prior to 1996.


- -----------------------------------------------------------------------------------------------------------------------------------
                                                              Second Quarter                               Six Months
                                                       -----------------------           %     -----------------------            %
(Dollars In Millions)                                     1996       1995(A)        Change         1996       1995(A)        Change
- -----------------------------------------------------------------------------------------------------------------------------------

Total Revenue ....................................     $ 1,814       $ 1,770             2      $ 3,434       $ 3,332             3
Net Cost to Carry Cash-Basis Loans and
 OREO ............................................         (17)            5            NM          (21)            1            NM
                                                       ----------------------------------------------------------------------------
Adjusted Revenue .................................       1,797         1,775             1        3,413         3,333             2
                                                       ----------------------------------------------------------------------------
Total Operating Expense ..........................       1,068         1,002             7        2,062         1,954             6
Net OREO Benefits ................................          19            21           (10)          31            22            41
                                                       ----------------------------------------------------------------------------
Adjusted Operating Expense .......................       1,087         1,023             6        2,093         1,976             6
                                                       ----------------------------------------------------------------------------
Operating Margin .................................         710           752            (6)       1,320         1,357            (3)

                                                       ----------------------------------------------------------------------------
Net Write-offs ...................................           9            39           (77)          40            46           (13)

Net Cost to Carry and Net OREO Benefits ..........         (36)          (16)           NM          (52)          (21)           NM
                                                       ----------------------------------------------------------------------------
Credit Costs .....................................         (27)           23            NM          (12)           25            NM
                                                       ----------------------------------------------------------------------------
Operating Margin Less Credit Costs ...............         737           729             1        1,332         1,332            --
Additional Provision .............................          --            25            NM           --            50            NM
                                                       ----------------------------------------------------------------------------
Income Before Taxes ..............................         737           704             5        1,332         1,282             4
Income Taxes .....................................          93           144           (35)         217           323           (33)

                                                       ----------------------------------------------------------------------------
Net Income .......................................     $   644       $   560            15      $ 1,115       $   959            16
                                                       ----------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------------
Average Assets (In Billions of Dollars) ..........     $   139       $   149            (7)     $   139       $   149            (7)

Return on Assets .................................        1.86%         1.51%           --         1.61%         1.30%           --
                                                       ----------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------------

(A)  Reclassified to conform to latest quarter's presentation.

NM   Not meaningful, as percentage equals or exceeds 100%.

- --------------------------------------------------------------------------------

Net income from global corporate banking activities of $644 million and $1.1 billion in the 1996 second quarter and six months, respectively, was up $84 million, or 15%, and $156 million, or 16%, from the comparable 1995 periods. Growth in the Emerging Markets business more than offset lower results in the Global Relationship Banking business in both periods. Net income in the 1996 periods also benefited from lower effective income tax rates, primarily in the Emerging Markets business. Return on average assets increased to 1.86% and 1.61% in the 1996 second quarter and six months from 1.51% and 1.30% in the comparable 1995 periods.

Citicorp attributes income taxes to core businesses on the basis of local tax rates, which resulted in effective income tax rates of 13% and 16% in the 1996 second quarter and six months compared with 20% and 25% in the respective 1995 periods. The difference between the local tax rates attributed to core businesses and Citicorp's overall effective tax rate in each period is included in Corporate Items.

At June 30, 1996, cash-basis loans of $1.4 billion were composed of $0.4 billion in the Emerging Markets business and $1.0 billion in the Global Relationship Banking business (including $0.8 billion attributable to the North America Commercial Real Estate portfolio). Cash-basis loans declined $180 million from December 31, 1995 and $298 million from June 30, 1995. The OREO portfolio of $528 million declined $97 million from December 31, 1995 and $526 million from June 30, 1995. The declines from the year-ago quarter were primarily attributable to reductions in the North America Commercial Real Estate portfolio. See the tables entitled "Cash-Basis, Renegotiated, and Past Due Loans" and "Other Real Estate Owned and Assets Pending Disposition" on page 39.

                                                                 CITICORP [LOGO]


- -----------------------------------------------------------------------------------------------------------------------------------
Emerging Markets
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                 Second Quarter                             Six Months
                                                           ----------------------          %       -------------------            %
(Dollars In Millions)                                        1996       1995(A)       Change         1996      1995(A)       Change
- -----------------------------------------------------------------------------------------------------------------------------------

Adjusted Revenue ....................................      $  853        $  760           12       $1,720       $1,474           17
Adjusted Operating Expense ..........................         402           354           14          773          668           16
                                                           ------------------------------------------------------------------------
Operating Margin ....................................         451           406           11          947          806           17
Credit Costs ........................................          (8)            9           NM            2           17          (88)

                                                           ------------------------------------------------------------------------
Operating Margin Less Credit Costs ..................         459           397           16          945          789           20
Additional Provision ................................          --            --           --           --           --           --
                                                           ------------------------------------------------------------------------
Income Before Taxes .................................         459           397           16          945          789           20
Income Taxes ........................................          26            55          (53)         119          176          (32)

                                                           ------------------------------------------------------------------------
Net Income ..........................................      $  433        $  342           27       $  826       $  613           35
                                                           ------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------------
Average Assets (In Billions of Dollars) .............      $   58        $   49           18       $   56       $   48           17
Return on Assets ....................................        3.00%         2.80%          --         2.97%        2.58%          --
                                                           ------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------------

(A) Reclassified to conform to latest quarter's presentation.

NM Not meaningful, as percentage equals or exceeds 100%.
- --------------------------------------------------------------------------------

Net income from the Emerging Markets business totaled $433 million and $826 million in the 1996 second quarter and six months, up $91 million, or 27%, and $213 million, or 35%, respectively, from the comparable 1995 periods as revenue growth outpaced expense growth by 1.9:1 and 2.3:1 ratios in the second quarter and six-month period. The results represented a return on assets of 3.00% and 2.97% in the 1996 second quarter and six months, up from 2.80% and 2.58% in the comparable 1995 periods.

Income before taxes was $459 million and $945 million in the 1996 second quarter and six months, up 16% and 20% from the comparable 1995 periods. The effective income tax rates in the 1996 second quarter and six months were 6% and 13%, respectively, compared with 14% and 22% in the respective 1995 periods. The declines in the effective income tax rates in the 1996 periods were primarily attributable to changes in the geographic mix and nature of earnings coupled with certain second quarter 1996 local tax benefits.

Adjusted revenue growth of 12% and 17% in the 1996 second quarter and six months compared with the respective 1995 periods reflected strong base business growth in loan products and transaction services, partially offset by the effect of foreign currency translation. Trading-related revenue declined $18 million in the quarterly comparison due to the unusually strong results reported in the second quarter of 1995, but improved $38 million in the six-month comparison. In both the 1996 second quarter and six months, about one-fifth of the revenue in the Emerging Markets business was attributable to business from multinational companies managed jointly with the Global Relationship Banking business; that revenue grew 7% and 10% during the 1996 second quarter and six months from the respective 1995 periods. Revenue in the 1996 second quarter and six months from net asset gains and securities transactions was $67 million and $176 million, up $64 million and $83 million from the comparable 1995 periods. This revenue included a 1996 first quarter gain of $52 million from the sale of Brazil interest bonds while the 1995 first quarter included gains from the sale of a real estate asset and revenue related to the completion of the refinancing agreement with Ecuador.

Adjusted expense increased 14% and 16% in the 1996 second quarter and six months compared with the respective 1995 periods, primarily reflecting spending to build the franchise and increased costs related to higher business volumes. The expense growth experienced in recent quarters is expected to continue as the business builds its franchise. Since the second quarter of 1995, banking operations were initiated in Slovakia, Romania, Lebanon, and Israel. In addition, operations were expanded by opening additional offices or converting representative offices to branches or subsidiaries in China, Russia, Peru, South Africa, and Tanzania. In early July 1996, the Citi Islamic Investment Bank was opened in Bahrain.

Credit costs remained low during the 1996 second quarter and six months and included a $21 million recovery related to the restructuring agreement concluded with Slovenia in June 1996. Debt restructuring activities during the 1996 second

                                                                 CITICORP [LOGO]


quarter included the signing of an agreement with Panama and negotiation of an agreement with Croatia, both of which closed in July 1996. Additionally, a term sheet was distributed to Peru's international commercial creditors.

At June 30, 1996, Citicorp's cross-border and non-local currency outstandings in the Cross-Border Refinancing Portfolio (which is included in the Emerging Markets business results) included $3.2 billion of medium- and long-term outstandings, down $0.2 billion from 1995 year end and $0.4 billion from the second quarter of 1995. The medium- and long-term debt outstandings at June 30, 1996 included $2.2 billion in Brazil, $0.4 billion in Venezuela, $0.2 billion in South Africa, and $0.4 billion in the aggregate in nine other countries. Of the $3.2 billion of outstandings in the Cross-Border Refinancing Portfolio, $2.8 billion is in the form of securities carried at fair value in the available-for-sale securities portfolio (with an amortized cost of $2.5 billion), all of which were current as to principal and interest as of June 30, 1996 (see the table entitled "Securities" on page 38). The amount of cash-basis loans in the Cross-Border Refinancing Portfolio was $23 million at June 30, 1996.


- -----------------------------------------------------------------------------------------------------------------------------------
Global Relationship Banking
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                Second Quarter                              Six Months
                                                            ------------------             %        -------------------            %
(Dollars In Millions)                                       1996       1995(A)        Change        1996       1995(A)        Change
- -----------------------------------------------------------------------------------------------------------------------------------

Adjusted Revenue ...................................       $ 944        $1,015           (7)      $1,693        $1,859           (9)
Adjusted Operating Expense .........................         685           669            2        1,320         1,308            1
                                                           ------------------------------------------------------------------------
Operating Margin ...................................         259           346          (25)         373           551          (32)
Credit Costs .......................................         (19)           14           NM          (14)            8           NM
                                                           ------------------------------------------------------------------------
Operating Margin Less Credit Costs .................         278           332          (16)         387           543          (29)
Additional Provision ...............................          --            25           NM           --            50           NM
                                                           ------------------------------------------------------------------------
Income Before Taxes ................................         278           307           (9)         387           493          (22)
Income Taxes .......................................          67            89          (25)          98           147          (33)
                                                           ------------------------------------------------------------------------
Net Income .........................................       $ 211        $  218           (3)      $  289        $  346          (16)
                                                           ------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------------

Average Assets (In Billions of Dollars) ............     $    81       $   100          (19)     $    83       $   101          (18)

Return on Assets ...................................        1.05%         0.87%          --         0.70%         0.69%          --
                                                           ------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------------

(A)  Reclassified to conform to latest quarter's presentation.
NM   Not meaningful, as percentage equals or exceeds 100%.
- --------------------------------------------------------------------------------

Net income from the Global Relationship Banking business in North America, Europe, and Japan totaled $211 million and $289 million in the 1996 second quarter and six months. Income before taxes was $278 million and $387 million in the 1996 second quarter and six months, down 9% and 22% from the comparable 1995 periods. Net income in the 1996 periods benefited from a low effective income tax rate associated with a gain on the sale of an automated trading business. Average assets declined $19 billion and $18 billion during the 1996 second quarter and six months compared with the respective 1995 periods, as the Global Relationship Bank continued its repositioning and focus on asset utilization and improving returns. Return on average assets of 1.05% and 0.70% in the 1996 second quarter and six months improved from 0.87% and 0.69% in the comparable 1995 periods.

Adjusted revenue of $944 million and $1.7 billion in the 1996 second quarter and six months declined 7% and 9% from the comparable 1995 periods. The results reflected stable business in loan products and growth in transaction services, and declines in both trading-related revenue and venture capital revenue aggregating $183 million and $286 million in the 1996 second quarter and six months, respectively. Trading-related revenue in both the second quarter and six month periods reflected lower foreign exchange activity and a second quarter charge of $60 million related to certain mortgage-backed securities activities (see "Trading-Related Revenue" on page 28). Venture capital revenue in the 1996 periods was strong, but declined from the unusually strong 1995 periods and reflected gains related to public offerings by investees in the second quarter of each year. Revenue in the 1996 second quarter also included a $110 million gain from the sale of a stand-alone automated trading business, which was part of the company's former information initiatives. Adjusted expense of $685 million and $1.3 billion in the 1996 second quarter and six months increased 2% and 1% compared with the respective 1995 periods due primarily to higher volumes in transaction services and investment in technological infrastructure, partially offset by the effect of foreign currency translation.

                                                                 CITICORP [LOGO]


Credit costs were net credits of $19 million and $14 million in the 1996 second quarter and six months, compared with net charges of $14 million and $8 million in the respective 1995 periods. The 1995 second quarter and six months also reflected charges in excess of net write-offs of $25 million and $50 million, respectively.

The Global Relationship Banking results include the North America Commercial Real Estate portfolio. Total North America Commercial Real Estate exposure at June 30, 1996 of $6.5 billion consisted of performing loans ($4.0 billion), cash-basis loans ($0.8 billion), OREO ($0.4 billion), and letters of credit and other ($1.3 billion). Total exposure at June 30, 1996 declined $2.2 billion, or 25% from June 30, 1995, primarily as a result of paydowns, maturities, asset sales, and reductions of commitments. At June 30, 1996, total exposure was spread among office (44%), residential (21%), retail (18%), and other (17%) projects; with the largest concentrations in the mid-Atlantic (23%) and California (21%) regions. Cash-basis loans and OREO at June 30, 1996 were reduced by $0.8 billion from a year ago. Letters of credit and other included $0.3 billion related to projects on which debt service is continuing but the loan-to-value ratios have deteriorated or where the borrowers are experiencing financial difficulties.

                                                                 CITICORP [LOGO]

- --------------------------------------------------------------------------------
Corporate Items
- --------------------------------------------------------------------------------

Corporate Items includes revenue derived from charging businesses for funds employed (based upon a marginal cost of funds concept), unallocated corporate costs, and the offset created by attributing income taxes to the core businesses on a local tax-rate basis.


- -----------------------------------------------------------------------------------------------------------------------------------
                                                       Second Quarter                               Six Months
                                                   ----------------------          %          -----------------------           %
(In Millions of Dollars)                            1996        1995(A)         Change           1996        1995(A)         Change
- -----------------------------------------------------------------------------------------------------------------------------------

Revenue ..................................         $ 200          $ 114             75          $ 448          $ 275             63
Operating Expense ........................           109             77             42            234            161             45
                                                   --------------------------------------------------------------------------------
Income Before Taxes ......................            91             37             NM            214            114             88
Income Taxes .............................           274            180             52            467            288             62
                                                   --------------------------------------------------------------------------------
Net Loss .................................         $(183)         $(143)           (28)         $(253)         $(174)           (45)

                                                   --------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------------

(A)  Reclassified to conform to latest quarter's presentation.

NM   Not meaningful, as percentage equals or exceeds 100%.
- --------------------------------------------------------------------------------

Corporate Items revenue increased in both the second quarter and six months of 1996 reflecting funding benefits associated with higher equity levels while expense levels reflected increases in corporate employee expense and other unallocated corporate costs, partially offset by lower costs associated with performance-based incentive plans. Revenue also included investment writedowns in Latin America of $50 million and $70 million in the 1996 and 1995 second quarters, respectively.

                                                                 CITICORP [LOGO]


- --------------------------------------------------------------------------------
MANAGING GLOBAL RISK
- --------------------------------------------------------------------------------
Liquidity
- --------------------------------------------------------------------------------

Citicorp manages liquidity through a well-defined process described in the 1995 Annual Report and Form 10-K.

Total deposits of $175.8 billion represent 66% of total funding at June 30, 1996, compared with $167.1 billion (65% of total funding) at December 31, 1995, and are broadly diversified by geography and customer segments. Stockholders' equity, which was $19.9 billion at June 30, 1996 compared with $19.6 billion at December 31, 1995, is also an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp (the "Parent Company") and its subsidiaries. Total long-term debt and subordinated capital notes outstanding at June 30, 1996, were $19.5 billion, compared with $18.5 billion at year-end 1995. A diversity of sources, currencies, and maturities is used to gain the broadest practical access to the investor base.

Securitization of assets remains an important source of liquidity. Total assets securitized during the quarter were $1.4 billion, including $0.7 billion of U.S. credit card receivables and $0.4 billion of U.S. mortgages. Total assets securitized during the six months of 1996 were $3.4 billion, including $2.3 billion of U.S. credit card receivables. As securitized credit card receivable transactions amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. During the six months ended June 30, 1996, $1.8 billion of previously securitized credit card receivables amortized as scheduled and $4.0 billion are scheduled to amortize during the remainder of the year.

The Parent Company is a legal entity separate and distinct from Citibank, N.A. and its other subsidiaries and affiliates. As discussed in the 1995 Annual Report and Form 10-K, there are various legal limitations on the extent to which Citicorp's subsidiaries may extend credit, pay dividends, or otherwise supply funds to Citicorp. As of June 30, 1996, under their applicable dividend limitations, Citicorp's national and state-chartered bank subsidiaries could have declared dividends to their respective parent companies without regulatory approval of approximately $4.1 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that as of June 30, 1996, its bank subsidiaries could have distributed dividends to Citicorp, directly or through their parent holding company, of approximately $3.6 billion of the available $4.1 billion.

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

                                                                 CITICORP [LOGO]


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

Citicorp's primary non-trading price risk exposure is to movements in U.S. dollar interest rates. During the second quarter of 1996, the amount of U.S. dollar pretax earnings at risk for the following 12 months to a two standard deviation increase in rates had a potential negative impact which ranged at each month-end from approximately $165 million to $193 million in the aggregate, which is higher than the range from $30 million to $150 million during the full year 1995. As of June 30, 1996, the U.S. dollar interest rate exposure taken in tenors beyond one year results in pretax earnings at risk of a maximum of $110 million in any single future year. The table below summarizes Citicorp's worldwide earnings at risk at June 30, 1996 over the next 12 months from changes in U.S. dollar interest rates.


- --------------------------------------------------------------------------------
Twelve Month U.S. Dollar Earnings at Risk (Pretax)
                                                     Assuming a Rate Move of
                                               Two Standard        Two Standard
                                                  Deviation           Deviation
(In Millions of Dollars at June 30, 1996)          Increase            Decrease
- --------------------------------------------------------------------------------
Excluding Derivatives.............................  $    91               $(87)
Including Derivatives.............................     (193)               206
- --------------------------------------------------------------------------------

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

During the first and second quarters of 1996, the potential loss amount in the trading portfolios based on monthly averages of daily exposures ranged from approximately $50 million to $60 million pretax in the aggregate for Citicorp's major trading centers, compared with a range in the full year of 1995 of approximately $40 million to $60 million. The potential loss amounts were relatively stable in 1995 and the six months of 1996. The level of exposure taken is a function of the market environment and expectations of future price and market movements, and will vary from period to period. Trading-related revenue for the second quarter of 1996 was $427 million, compared with $392 million in the first quarter of 1996 (see "Trading-Related Revenue" on page 28).

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

                                                                 CITICORP [LOGO]


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

Notional principal amounts are frequently used as indicators of derivative and foreign exchange activity, serving as a point of reference for calculating payments. Notional principal amounts do not reflect balances subject to credit or market risk, nor do they reflect the extent to which positions offset one another. As a result, they do not represent the much smaller amounts that are actually subject to risk in these transactions. Balance sheet credit exposure arises from unrealized gains and represents the amount of loss that Citicorp would suffer if every counterparty to which Citicorp was exposed were to default at once (i.e., the cost of replacing these contracts), and does not represent actual or expected loss amounts. Master netting agreements mitigate credit risk by permitting the offset of amounts due from and to individual counterparties in the event of counterparty default. The table below presents the aggregate notional principal amounts of Citicorp's outstanding derivative and foreign exchange contracts at June 30, 1996 and December 31, 1995, along with the related balance sheet credit exposure. The table includes all contracts with third parties, including both dealer and end-user positions.


- -----------------------------------------------------------------------------------------------------------------------------------
Derivative and Foreign Exchange Contracts
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      Balance Sheet
                                                                     Notional Principal Amounts                 Credit Exposure (A)
                                                                     --------------------------          --------------------------
                                                                     June 30,          Dec. 31,          June 30,          Dec. 31,
(In Billions of Dollars)                                                 1996              1995              1996             1995
- -----------------------------------------------------------------------------------------------------------------------------------
Interest Rate Products
      Futures Contracts ......................................    $     156.6         $   145.2         $     --          $    --
      Forward Contracts ......................................          185.4             295.2              0.2              0.6
      Swap Agreements ........................................          444.0             431.9              7.2              9.1
      Purchased Options ......................................          112.3             105.9              1.1              1.2
      Written Options ........................................          151.5             158.1               --               --
Foreign Exchange Products
      Futures Contracts ......................................            2.4               1.1               --               --
      Forward Contracts ......................................        1,111.0             983.5             12.4             12.2
      Cross-Currency Swap Agreements .........................           37.9              35.2              1.7              2.0
      Purchased Options ......................................           95.8              93.7              1.5              1.8
      Written Options ........................................           92.1              88.2               --               --
Commodity and Equity Products ................................           32.0              38.0              1.5              0.9
                                                                                                        -------------------------
                                                                                                            25.6             27.8
Effects of Master Netting Agreements (B) .....................                                             (11.6)           (11.7)
                                                                                                        -------------------------
                                                                                                        $   14.0          $  16.1
                                                                                                        -------------------------
- -----------------------------------------------------------------------------------------------------------------------------------

(A) There is no balance sheet credit exposure for futures contracts because they settle daily in cash, and none for written options because they represent obligations (rather than assets) of Citicorp.

(B) Master netting agreements mitigate credit risk by permitting the offset of amounts due from and to individual counterparties in the event of counterparty default.
- --------------------------------------------------------------------------------

Citicorp manages its credit exposure on derivative and foreign exchange instruments as part of the overall extension of credit to individual customer relationships, subject to the same credit approvals, limits, and monitoring procedures used for other activities. In managing the aggregate credit extension to an individual customer, Citicorp measures the amount at risk on a derivative or foreign exchange instrument as the sum of two factors: the current replacement cost (i.e., balance sheet credit exposure), and the potential increase in the replacement cost over the remaining life of the

                                                                 CITICORP [LOGO]


instrument should market prices change. Citicorp's use of these two risk measures is discussed further in the 1995 Annual Report and Form 10-K. As shown in the table on page 19, the current replacement cost for all contracts in the aggregate was $14.0 billion at June 30, 1996. The potential increase in replacement cost, estimated as the additional loss that Citicorp would suffer if changes in market rates resulted in additional unrealized gains and every counterparty to which Citicorp was exposed were to default at once, was approximately $39.8 billion in the aggregate for all contracts at June 30, 1996 and $42.2 billion at December 31,1995. At year-end 1995, approximately 94% of the total credit exposure was to investment grade counterparties and approximately 88% was under three years tenor, and Citicorp believes the distribution is substantially similar at June 30, 1996. There were no significant amounts of non-performing contracts at June 30, 1996 and there were no credit-related losses on derivative contracts in the second quarter of 1996.

Citicorp's management of its derivative and foreign exchange activities, including the related accounting and operational controls, is tailored to its dealer and end-user activities.

Citicorp's dealer activities are managed on a market-value basis, which recognizes in earnings the gains or losses resulting from changes in market rates. For other than short-term derivative and foreign exchange contracts, Citicorp defers, at the inception of each contract, an appropriate portion of the initial market value attributable to ongoing costs such as servicing and operational activities. This amount is amortized into trading account or foreign exchange revenue over the life of the contract. The balance of unamortized revenue was $282 million at June 30, 1996. Information regarding derivative and foreign exchange trading-related revenue can be found on page 28.

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

The tables below and on page 21 provide data on the notional principal amounts and maturities of end-user (non-trading) derivatives, along with additional data on end-user interest rate swaps and net purchased option positions as of June 30, 1996 with three-month LIBOR forward rates included for reference. Contract maturities are related to the underlying risk management strategies.


- ------------------------------------------------------------------------------------------------------------------------------
End-User Derivative and Foreign Exchange Contracts
(Including Third-Party and Intercompany Contracts)
- ------------------------------------------------------------------------------------------------------------------------------
                                                      Notional Principal
                                                                 Amounts      Percentage of June 30, 1996 Amount Maturing
                                                     -------------------  ----------------------------------------------------
                                                     June 30,   Dec. 31,  Within  1 to 2    2 to 3   3 to 4   4 to 5   After 5
(Dollars in Billions)                                    1996       1995  1 Year   Years     Years    Years    Years     Years
- ------------------------------------------------------------------------------------------------------------------------------
Interest Rate Products
Futures Contracts .............................      $   27.8    $  13.6    77%      20%         2%       1%      --        --
Forward Contracts .............................           4.9        5.6    93        6         --        1       --        --
Swap Agreements ...............................         104.2       90.9    28       23         16       11        8%       14%
Option Contracts ..............................          34.7       45.6    27       60          4        6        1         2
Foreign Exchange Products
Futures and Forward Contracts .................          55.0       54.8    96        4         --       --       --        --
Cross-Currency Swap Agreements ................           3.0        3.2    19       16          8       18       15        24
- ------------------------------------------------------------------------------------------------------------------------------


                                                                 CITICORP [LOGO]



- -----------------------------------------------------------------------------------------------------------------------------
End-User Interest Rate Swaps and Net Purchased Options as of June 30, 1996
- -----------------------------------------------------------------------------------------------------------------------------
                                                                                  Remaining Contracts Outstanding at June 30,
- -----------------------------------------------------------------------------------------------------------------------------
(Dollars in Billions)                                   1996         1997         1998         1999         2000         2001
- -----------------------------------------------------------------------------------------------------------------------------
Receive Fixed Swaps
     Notional Amounts ............................   $  77.0      $  57.2      $  44.4      $  29.9      $  18.9      $  11.3
     Weighted-Average Fixed Rate .................       6.4%         6.5%         6.6%         6.8%         6.5%         6.8%
Pay Fixed Swaps
     Notional Amounts ............................   $  12.7      $   8.5      $   5.4      $   4.4      $   3.9      $   3.6
     Weighted-Average Fixed Rate .................       7.1%         7.1%         7.1%         7.1%         7.1%         7.0%
Basis Swaps
     Notional Amounts ............................   $  14.5      $   9.1      $   1.4      $   0.2      $   0.1      $   0.1
Purchased Caps (Including Collars)
     Notional Amounts ............................   $  19.8      $  11.3      $   2.4      $   1.3           --           --
     Weighted-Average Cap Rate Purchased .........       6.3%         6.1%         7.0%         7.9%          --           --
Written Floors Related to Purchased Caps (Collars)
     Notional Amounts ............................   $   1.3      $   0.2      $   0.2      $   0.2           --           --
     Weighted-Average Floor Rate Written .........       5.6%         8.2%         8.2%         8.2%          --           --
Written Caps Related to Other Purchased Caps (A)
     Notional Amounts ............................   $  13.6      $  12.7      $   1.3      $   1.3      $   0.6      $   0.5
     Weighted-Average Cap Rate Written ...........       6.1%         6.1%         9.1%         9.1%         9.5%         9.6%
- -----------------------------------------------------------------------------------------------------------------------------
Three-Month Implied Forward LIBOR Rates (B) ......       5.6%         6.3%         6.7%         7.0%         7.1%         7.3%
- -----------------------------------------------------------------------------------------------------------------------------


(A) Includes written options related to purchased options embedded in other financial instruments.

(B) The floating rate for a substantial majority of the end-user interest rate swaps is three-month LIBOR. The three-month LIBOR rates shown above reflect the implied forward yield curve for that index as of June 30,1996.
- --------------------------------------------------------------------------------

Citicorp's utilization of these instruments is modified from time to time in response to changing market conditions as well as changes in the characteristics and mix of the related assets and liabilities. In this connection, during the second quarter of 1996 interest rate contracts with notional principal amounts of approximately $15.6 billion were closed out, resulting in no significant gain or loss. Total unamortized net deferred losses, including those related to prior period close-outs, were approximately $71 million at June 30, 1996, which will be amortized through earnings over the period reflecting the original hedging or risk management strategy (28% in 1996, 49% in 1997, and 23% in subsequent years). End-user derivative positions are components of Citicorp's designated asset and liability management activities. Derivatives provide an additional tool for accomplishing risk management objectives, but these same objectives could alternatively be accomplished using other financial instruments. Therefore, Citicorp does not believe it is meaningful to analyze the derivatives component of its risk management activities in isolation from related positions. The table on page 22 provides information about the estimated fair values of financial instruments.

During the second quarter of 1996, the Financial Accounting Standards Board issued an exposure draft for a proposed new accounting standard which would significantly affect the accounting treatment of end-user derivative and foreign exchange contracts by Citicorp and its customers. Under this proposal, all derivative and foreign exchange contracts would be carried at fair value, with changes in fair value reflected in earnings or in a new measure called "comprehensive income," depending on the nature of the risk management strategy. Additionally, in certain cases offsetting changes in the fair value of the underlying hedged item would be reflected in earnings. As currently proposed, the new standard would be effective in the first quarter of 1998. If the proposal is adopted, Citicorp and the customers to which it provides derivatives and foreign exchange products will have to reconsider their risk management strategies, since the proposal would not reflect the results of many of those strategies in the same manner as current accounting practice.

                                                                 CITICORP [LOGO]


- --------------------------------------------------------------------------------
Estimated Fair Value of Financial Instruments
- --------------------------------------------------------------------------------

The table below presents the estimated fair value in excess of (less than) carrying value of Citicorp's financial instruments as defined in accordance with applicable requirements, including financial assets and liabilities recorded on the balance sheet as well as off-balance sheet instruments such as derivative and foreign exchange contracts and credit card receivables securitizations. To better reflect Citicorp's values subject to market risk and to illustrate the interrelationships that characterize risk management strategies, the table below also provides estimated fair value data for the expected time period until runoff of existing deposits with no fixed maturity.


- -----------------------------------------------------------------------------------------------------------------------------------
Estimated Fair Value in Excess of (Less Than) Carrying Value
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                  June 30,      Mar. 31,       Dec. 31,     Sept. 30,      June 30,
(In Billions of Dollars)                                             1996           1996           1995          1995          1995
- -----------------------------------------------------------------------------------------------------------------------------------
Assets and Liabilities.......................................        $5.6           $5.4           $5.0          $4.4          $4.3
End-User Derivative and Foreign Exchange Contracts...........        (0.3)           0.2            1.4           0.5           0.4
Loan Commitments.............................................          --             --             --          (0.1)         (0.1)
Credit Card Receivables Securitizations (A)..................         0.5            0.3           (0.3)         (0.1)         (0.1)
                                                                  ------------------------------------------------------------------
                                                                      5.8            5.9            6.1           4.7           4.5
Deposits with No Fixed Maturity (B)..........................         3.3            2.7            2.3           2.4           2.4
                                                                  ------------------------------------------------------------------

Total........................................................        $9.1           $8.6           $8.4          $7.1          $6.9
                                                                  ------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------------------------------



(A) Represents the estimated excess (shortfall) in fair value of the underlying receivables and investor certificates, which is derived by Citicorp in the form of excess servicing, and principally arises from fixed rates payable to certificate holders.

(B) Represents the estimated excess fair value related to the expected time period until runoff of existing deposits with no fixed maturity on the balance sheet, without assuming any regeneration of balances, based on the estimated difference between the cost of funds on these deposits and the cost of funds from alternative sources.
- --------------------------------------------------------------------------------

The quarterly fluctuations among financial instruments are primarily due to the changing interest rate environment. The declining rate environment which generally prevailed in 1995 had negative effects on the value of credit card securitizations, fixed rate liabilities and, to a lesser extent, deposits with no fixed maturity, which were offset by increases in the value of derivative contracts. Conversely, rising rates thus far in 1996 have had the opposite effect by increasing the value of deposits with no fixed maturity, credit card securitizations and fixed rate liabilities partially offset by the decrease in the value of derivative contracts. In addition to the effects of interest rate movements, fair values vary from period to period based on changes in a variety of factors including credit quality and market perceptions of value, the changing composition of assets and liabilities, and in the fourth quarter of 1995, the transfer of securities from the held to maturity to the available for sale category.

                                                                 CITICORP [LOGO]


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


- -------------------------------------------------------------------------------------------
                                          June 30,             Mar. 31,            Dec. 31,
Citicorp Ratios                               1996                 1996                1995
- -------------------------------------------------------------------------------------------
Common Stockholders' Equity.............      6.69%                6.71%               6.43%
Tier 1 Capital..........................      8.38                 8.42                8.41
Total Capital (Tier 1 and Tier 2).......     12.35                12.37               12.33
Leverage (A) ...........................      7.49                 7.44                7.45
- -------------------------------------------------------------------------------------------


(A)  Tier 1 capital divided by adjusted average assets.
- --------------------------------------------------------------------------------

Citicorp continued to maintain a strong capital position during the second quarter of 1996. Total capital (Tier 1 and Tier 2) rose $190 million to $28.2 billion at June 30, 1996, representing 12.35% of net risk-adjusted assets. This compares with $28.0 billion and 12.37% at March 31, 1996 and $27.7 billion and 12.33% at December 31, 1995. Tier 1 capital of $19.1 billion at June 30, 1996 represented 8.38% of net risk-adjusted assets, compared with $19.0 billion and 8.42% at March 31, 1996 and $18.9 billion and 8.41% at December 31, 1995. The Tier 1 capital ratio at June 30, 1996 exceeded Citicorp's target range of 8.0% to 8.3%.

The excess of Tier 1 capital generated during a period reduced by capital utilized for business expansion is referred to as "free capital." As shown in the table below, Citicorp generated $683 million and $1.4 billion of free capital during the second quarter and six months, respectively, of 1996.


- -------------------------------------------------------------------------------
Free Capital                                    Second Quarter      Six Months
(In Millions of Dollars)                                  1996            1996
- -------------------------------------------------------------------------------
Tier 1 Capital Generated:
      Net Income .............................         $   952         $ 1,866
      Issuances/Other (A) ....................             148             333
      Cash Dividends Declared ................            (254)           (511)
                                                -------------------------------
Total Tier 1 Capital Generated ...............             846           1,688
Capital Utilized for Growth in
  Net Risk-Adjusted Assets ...................            (163)           (254)
                                                -------------------------------
Free Capital .................................         $   683         $ 1,434
                                                -------------------------------
- -------------------------------------------------------------------------------

(A) Primarily includes issuance of common stock under various staff benefits plans and the dividend reinvestment plan.
- --------------------------------------------------------------------------------

In order to return this free capital to its shareholders, Citicorp initiated a two-year $3.0 billion common stock repurchase program in June 1995. In January 1996, the program was expanded to a total of $4.5 billion through January 31, 1998. During the second quarter and six months of 1996, Citicorp repurchased 9.6 million and 19.2 million shares, respectively, of common stock under the repurchase program at aggregate purchase prices of $777 million ($80.87 average price per share) and $1.5 billion ($78.14 average price per share), respectively. Citicorp began the second quarter of 1996 with Tier 1 capital in excess of its target, enabling repurchases to exceed the amount of free capital generated for the quarter. Since the program was initiated, Citicorp has repurchased 42.2 million shares of common stock at an aggregate cost of $3.0 billion.

Common stockholders' equity of $17.9 billion at June 30, 1996 represented 6.69% of assets, compared with 6.71% at March 31, 1996 and 6.43% at year-end 1995. The net increase of $168 million in common stockholders' equity during the quarter principally reflected changes in retained earnings, issuances of common stock under various staff benefit plans and the dividend reinvestment plan, and an increase in net unrealized gains on securities available for sale, partially offset by activity under the stock repurchase program. The book value per share of $37.73 at June 30, 1996 was up slightly from the preceding quarter, but down from $38.64 at December 31, 1995. The change from December 31, 1995

                                                                 CITICORP [LOGO]


reflected the effect of conversions of convertible preferred stock and, to a lesser extent, repurchases of common stock at market prices greater than the book value per share.


- -----------------------------------------------------------------------------------------------------------------------------------
Components of Risk-Based Capital Under Regulatory Guidelines
                                                                                   June 30,            Mar. 31,            Dec. 31,
(In Millions of Dollars)                                                               1996                1996                1995
- -----------------------------------------------------------------------------------------------------------------------------------
Tier 1 Capital
Common Stockholders' Equity ............................................          $  17,852           $  17,684           $  16,510
Perpetual Preferred Stock ..............................................              2,078               2,078               3,071
Minority Interest ......................................................                 85                  81                  70
Less:
      Net Unrealized (Gains) - Securities Available for Sale (A) .......               (297)               (174)               (132)
      Intangible Assets (B) ............................................               (300)               (314)               (293)
      50% Investment in Certain Subsidiaries (C) .......................               (313)               (319)               (311)
                                                                                  -------------------------------------------------
Total Tier 1 Capital ...................................................             19,105              19,036              18,915
                                                                                  -------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------------
Tier 2 Capital
Allowance for Credit Losses (D) ........................................              2,882               2,857               2,843
Qualifying Debt (E) ....................................................              6,476               6,386               6,278
Less: 50% Investment in Certain Subsidiaries (C) .......................               (313)               (319)               (311)
                                                                                  -------------------------------------------------
Total Tier 2 Capital ...................................................              9,045               8,924               8,810
                                                                                  -------------------------------------------------
Total Capital (Tier 1 and Tier 2) ......................................          $  28,150           $  27,960           $  27,725
                                                                                  -------------------------------------------------

Net Risk-Adjusted Assets (F) ...........................................          $ 227,980           $ 226,020           $ 224,915
- -----------------------------------------------------------------------------------------------------------------------------------

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

(F)  Includes risk-weighted credit equivalent amounts net of applicable bilateral netting agreements of $8.6 billion for interest rate, commodity and equity derivative contracts and foreign exchange contracts as of June
     30, 1996, compared with $8.8 billion and $10.0 billion at March 31, 1996 and December 31, 1995, respectively. Net risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses.
- --------------------------------------------------------------------------------

As discussed in the 1995 Annual Report and Form 10-K, Citicorp has entered into forward purchase agreements on its common stock, to be settled in shares of its common stock on a net basis, in order to partially offset the dilutive effects of various staff benefit plans. As of June 30, 1996, agreements were in place covering approximately $900 million of Citicorp common stock (11.0 million shares) with forward prices averaging $81.98 per share. Both the number of shares covered and the forward prices of the contracts are adjusted on a quarterly basis and reflect the stock price at the time of adjustment. If these agreements were settled based on the June 30, 1996 market price of Citicorp common stock ($82.75 per share), Citicorp would be entitled to receive approximately 0.1 million shares. During the second quarter of 1996, settlements resulted in Citicorp receiving approximately 1.9 million shares of its common stock.

Citicorp's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At June 30, 1996 all of Citicorp's subsidiary depository institutions were "well capitalized" under the federal bank regulatory agencies' definitions.

                                                                 CITICORP [LOGO]



- --------------------------------------------------------------------------------
                                               June 30,   Mar. 31,    Dec. 31,
Citibank, N.A. Ratios                              1996       1996        1995
- --------------------------------------------------------------------------------
Common Stockholder's Equity..................      7.04%      7.18%       7.08%
Tier 1 Capital...............................      8.27       8.42        8.32
Total Capital (Tier 1 and Tier 2)............     12.12      12.30       12.24
Leverage ....................................      6.79       6.75        6.65
- --------------------------------------------------------------------------------

Citibank, N.A.'s ("Citibank") common stockholder's equity ratio was 7.04% at the end of the second quarter of 1996, down slightly from 7.08% at December 31, 1995, reflecting an increase in assets partially offset by net changes in retained earnings. The leverage ratio at June 30, 1996 was 6.79%, up slightly over the six month period as a result of increased Tier 1 capital. Citibank's Tier 1 capital ratio was 8.27% at June 30, 1996, within the target range of 8.0% to 8.3%.

From time to time, the FRB and the Federal Financial Institutions Examination Council propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets.

                                                                 CITICORP [LOGO]


- --------------------------------------------------------------------------------
STATEMENT OF INCOME ANALYSIS
- --------------------------------------------------------------------------------
Net Interest Revenue (Taxable Equivalent Basis)
- --------------------------------------------------------------------------------

Net interest revenue of $2.7 billion in the second quarter of 1996 increased 11% from the year-ago period, reflecting higher net rate spreads, including funding benefits associated with higher equity levels, as well as an increase in interest-earning assets. Net interest revenue and net interest margin are reduced by the effect of credit card securitizations. Adjusted for the effect of credit card securitizations, net interest revenue for the 1996 second quarter of $3.4 billion increased 13% from the 1995 second quarter and 3% from the 1996 first quarter. The adjusted net interest margin increased to 5.25% in the 1996 second quarter from 4.80% in the second quarter of 1995 and 5.15% in the first quarter of 1996.

The adjusted net interest margin in the U.S. of 5.81% in the 1996 second quarter was up from 4.81% in the 1995 second quarter and 5.64% in the 1996 first quarter. The increase in the adjusted net interest margin in the U.S. from the second quarter of 1995 principally reflected a decrease in the level of lower-yielding trading assets in the Global Relationship Bank, higher volumes and increased spreads in the U.S. bankcards business, a reduced deposit insurance assessment rate, and a lower net cost to carry cash-basis loans and OREO. The improvement over the 1996 first quarter reflected increased spreads in the U.S. bankcards business and a decrease in the level of lower-yielding trading assets in the Global Relationship Bank.

Net interest revenue from activities outside the U.S. grew 10% from the second quarter of 1995 and represented 48% of total adjusted net interest revenue in the second quarter of 1996. The net rate spread outside the U.S. of 4.75% in the second quarter of 1996 decreased from 4.80% in the 1995 second quarter and increased from 4.71% in the 1996 first quarter. The decrease in the net interest margin from the 1995 second quarter reflected lower spreads and increased competition in the Emerging Markets (Corporate) Banking business, partially offset by the expansion of the Cards business in Asia Pacific. The increase in the net interest margin from the 1996 first quarter is due to an increase in trading-related net interest revenue in the Global Relationship Bank in Europe, partially offset by lower spreads in Latin America.

The $8.6 billion increase in adjusted average interest-earning assets in the 1996 second quarter from the year-ago period was mainly attributable to higher levels of consumer loans, and commercial loans outside the U.S., partially offset by a reduction in trading assets in the Global Relationship Bank.


- -----------------------------------------------------------------------------------------------------------------
Net Interest Revenue Statistics
(Taxable Equivalent               2nd Qtr.     1st Qtr.     4th Qtr.      3rd Qtr.       2nd Qtr.        1st Qtr.
Basis) (A) (B)                        1996         1996         1995          1995           1995            1995
- -----------------------------------------------------------------------------------------------------------------
Net Interest Revenue:
  (In Millions of Dollars)
      U.S .....................     $1,750       $1,716       $1,607        $1,612         $1,514          $1,515
      Outside the U.S. ........      1,601        1,547        1,499         1,502          1,459           1,286
                                  -------------------------------------------------------------------------------
Total Adjusted (C) ............      3,351        3,263        3,106         3,114          2,973           2,801
Effect of Credit Card
  Securitizations .............       (615)        (570)        (537)         (508)          (497)           (468)
                                  -------------------------------------------------------------------------------
Total .........................     $2,736       $2,693       $2,569        $2,606         $2,476          $2,333
                                  -------------------------------------------------------------------------------
Average Interest-Earning Assets:
  (In Billions of Dollars)
      U.S .....................     $121.1       $122.4       $123.3        $122.3         $126.4          $127.4
      Outside the U.S. ........      135.7        132.2        127.7         122.8          121.8           118.8
                                  -------------------------------------------------------------------------------
Total Adjusted (C) ............      256.8        254.6        251.0         245.1          248.2           246.2
Effect of Credit Card
  Securitizations .............      (26.2)       (25.9)       (25.2)        (23.6)         (23.3)          (22.5)
                                  -------------------------------------------------------------------------------
Total .........................     $230.6       $228.7       $225.8        $221.5         $224.9          $223.7
                                  -------------------------------------------------------------------------------
Net Interest Margin:
      U.S .....................       5.81%        5.64%        5.17%         5.23%          4.81%           4.82%
      Outside the U.S. ........       4.75         4.71         4.66          4.85           4.80            4.39
Total Adjusted (C) ............       5.25         5.15         4.91          5.04           4.80            4.61
Effect of Credit Card
  Securitizations .............       (.48)        (.41)        (.40)         (.37)          (.38)           (.38)
                                  -------------------------------------------------------------------------------
Total .........................       4.77%        4.74%        4.51%         4.67%          4.42%           4.23%
                                  -------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------


(A) Includes appropriate allocations for capital and funding costs based on the location of the asset.

(B) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.

(C) Adjusted for the effect of credit card securitizations. See page 32 for discussion.
- --------------------------------------------------------------------------------

                                                                 CITICORP [LOGO]


Fee and Commission Revenue
- --------------------------------------------------------------------------------------------------------------------------
                                                            Second Quarter                             Six Months
                                                     ---------------------------               --------------------------
(In Millions of Dollars)                                1996             1995(A)                 1996             1995(A)
- --------------------------------------------------------------------------------------------------------------------------
Consumer:
      Developed Markets...........................   $   538             $   569               $1,070              $1,134
      Emerging Markets............................       267                 226                  522                 445
                                                     ---------------------------------------------------------------------
      Total Consumer..............................       805                 795                1,592               1,579
(Corporate) Banking and Other.....................       493                 441                  975                 889
                                                     ---------------------------------------------------------------------
Total Adjusted Fee and Commission Revenue (B)          1,298               1,236                2,567               2,468
Effect of Credit Card Securitizations.............        51                  27                   94                  57
                                                     ---------------------------------------------------------------------
Total Fee and Commission Revenue..................    $1,349              $1,263               $2,661              $2,525
                                                     ---------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------

(A)  Reclassified to conform to latest quarter's presentation.

(B) Adjusted for the effect of credit card securitizations. See page 32 for discussion.
- --------------------------------------------------------------------------------

Total fee and commission revenue of $1.3 billion for the second quarter and $2.7 billion for the six months of 1996 increased $86 million, or 7%, and $136 million, or 5%, respectively, from the comparable 1995 periods. Fee and commission revenue was increased in all periods presented by the effect of credit card securitizations. Fee and commission revenue, adjusted for the effect of credit card securitizations, in the second quarter and six months of 1996 was up 5% and 4%, respectively, from the comparable year-ago periods.

Within the Consumer businesses, fee and commission revenue for the second quarter and six months of 1996 was essentially unchanged from the year-ago periods as continued double-digit growth in the emerging markets was offset by reductions in the developed markets. The emerging markets growth in both the quarter and six months reflected increases across various Consumer products offered in these markets, particularly credit and charge card related fees in Asia Pacific and investment related fees in Latin America and Asia Pacific. Fees in the developed markets were reduced from levels in the 1995 periods as decreased credit and charge card fees and reduced insurance premiums and commissions were partially offset by increased trust, agency, and custodial fees.

In the (Corporate) Banking business, fee and commission revenue for the second quarter and six months of 1996 was up 12% and 10%, respectively, from the comparable year-ago periods, primarily reflecting higher business volumes in the emerging markets, particularly in Asia Pacific and Latin America, representing continued growth in transaction banking services, corporate finance, and trust, agency and custodial fees.

                                                                 CITICORP [LOGO]


- --------------------------------------------------------------------------------
Trading-Related Revenue
- --------------------------------------------------------------------------------

Trading-related revenue is reported in "Trading Account" and "Foreign Exchange" in the statement of income and also includes other amounts, principally reflected in net interest revenue. The table below presents trading-related revenue by business sector, by trading activity, and by income statement line.


- -----------------------------------------------------------------------------------------------------------------------
                                                         Second Quarter                            Six Months
                                                  ---------------------------------------------------------------------
(In Millions of Dollars)                             1996             1995(A)                 1996             1995(A)
- -----------------------------------------------------------------------------------------------------------------------
By Business Sector:
      (Corporate) Banking
           Emerging Markets..................      $  190             $   208              $   365             $   327
           Global Relationship Banking.......         177                 279                  344                 496
                                                  ---------------------------------------------------------------------
           Total (Corporate) Banking.........         367                 487                  709                 823
      Consumer and Other.....................          60                  66                  110                 125
                                                  ---------------------------------------------------------------------
Total........................................     $   427             $   553              $   819             $   948
                                                  ---------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------
By Trading Activity:
      Foreign Exchange (B) ..................     $   232             $   303              $   442             $   568
      Derivative (C) ........................         129                 120                  275                 219
      Fixed Income (D) ......................         (27)                 49                  (28)                  6
      Other..................................          93                  81                  130                 155
                                                  ---------------------------------------------------------------------
Total........................................     $   427             $   553              $   819             $   948
                                                  ---------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------
By Income Statement Line:
      Foreign Exchange.......................     $   214             $   323              $   419             $   628
      Trading Account........................         106                 142                  196                 181
      Other (E) .............................         107                  88                  204                 139
                                                  ---------------------------------------------------------------------
Total........................................     $   427             $   553              $   819             $   948
                                                  ---------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------


(A)  Reclassified to conform to latest quarter's presentation.

(B)  Includes foreign exchange spot, forward, and option contracts.

(C) Primarily interest rate and currency swaps, options, financial futures, and equity and commodity contracts.

(D) Principally debt instruments including government and corporate debt as well as mortgage-backed securities.

(E)  Primarily net interest revenue.
- --------------------------------------------------------------------------------

Trading-related revenue declined in both the 1996 second quarter and six months compared with the respective 1995 periods. The declines primarily reflected lower foreign exchange activity coupled with a second quarter charge of $60 million related to certain mortgage-backed securities activities. Levels of trading-related revenue may fluctuate in the future as a result of market conditions and other factors.

Foreign exchange revenue of $232 million and $442 million in the 1996 second quarter and six months declined $71 million and $126 million from the comparable 1995 periods primarily reflecting the unusually strong results in the volatile first half of 1995, when the dollar weakened substantially and then rebounded against the major currencies.

Derivative revenue totaled $129 million and $275 million in the 1996 second quarter and six months compared with $120 million and $219 million in the comparable 1995 periods. The increases reflected continued customer demand for risk-management products. Additionally, the year-ago second quarter reflected difficult market conditions in Latin America and North America, while the year-ago six months reflected difficult market conditions in those regions and in Europe.

Fixed income revenue in the 1996 second quarter and six months declined $76 million and $34 million from the comparable 1995 periods, primarily reflecting the 1996 second quarter $60 million mortgage-backed securities charge coupled with lower emerging market debt trading results.

                                                                 CITICORP [LOGO]


Trading-related revenue includes the net interest revenue associated with the trading positions. Aggregate net interest revenue associated with trading activities in the 1996 second quarter and six months improved from the comparable 1995 periods, primarily in Latin America.

- --------------------------------------------------------------------------------
Securities Transactions
- --------------------------------------------------------------------------------

Net gains from the sale of securities were $39 million in the second quarter and $141 million in the six months of 1996, compared with $18 million and $44 million in the respective 1995 periods. The net gains in the second quarter of 1996 reflected gross realized gains of $52 million ($163 million for the six months) and gross realized losses of $13 million ($22 million for the six months). Results for the six months of 1996 included a realized gain of $52 million from the sale of Brazil interest bonds.

The fair value of securities available for sale and the related adjustment to stockholders' equity may fluctuate over time based on market conditions and changes in market interest rates, as well as events and trends affecting specific securities.


- ------------------------------------------------------------------------------------------------------------------------
Other Revenue
- ------------------------------------------------------------------------------------------------------------------------
                                                          Second Quarter                             Six Months
                                                   ---------------------------------------------------------------------
(In Millions of Dollars)                              1996              1995(A)                 1996             1995(A)
- ------------------------------------------------------------------------------------------------------------------------
Securitized Credit Card Receivables............    $   215              $   244             $    448             $   460
Venture Capital...............................         107                  188                  145                 273
Affiliate Earnings............................          83                   52                  145                 107
Net Asset Gains (Losses) and Other Items......         152                   (9)                 253                 121
                                                   ---------------------------------------------------------------------
Total.........................................     $   557              $   475              $   991             $   961
                                                   ---------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------


(A)  Reclassified to conform to latest quarter's presentation.
- --------------------------------------------------------------------------------

The decrease in revenue related to securitized credit card receivables reflected higher net credit loss rates, partially offset by an improved net interest margin and higher average securitized volumes. The effect of credit card receivables securitizations is discussed in more detail on page 32.

Venture capital revenue in the 1996 periods was strong, but declined from the unusually strong 1995 periods. The results reflected gains related to public offerings by investees in the second quarter of each year. Investments of venture capital subsidiaries are carried at fair value and earnings volatility can occur in the future, based on general market conditions as well as events and trends affecting specific venture capital investments.

Affiliate earnings improved by $31 million and $38 million compared to the second quarter and first half of 1995, largely due to improved results in Latin America.

Net asset gains (losses) and other items in the 1996 second quarter included a $110 million gain from the sale of an automated trading business and a gain related to the partial disposition of Citicorp's holding in an Asian affiliate, partially offset by an investment writedown of $50 million in Latin America. Revenue in the six months of 1996 also reflected gains related to the sale of assets held by the (Corporate) Banking and the Consumer businesses, including the partial disposition of Citicorp's holding in the Asian affiliate. Revenue in the six months of 1995 primarily reflected net gains on the sale of real estate assets and a gain related to the completion of Ecuador's refinancing package, partially offset by an investment writedown of $70 million in Latin America during the second quarter.

                                                                 CITICORP [LOGO]


- --------------------------------------------------------------------------------
Provision and Allowance for Credit Losses
- --------------------------------------------------------------------------------

Total net write-offs were $429 million and $873 million for the 1996 second quarter and six months, respectively. Total adjusted net write-offs, adjusted for the effect of credit card securitizations, were $778 million for the second quarter, and $1.5 billion for the six months, up $121 million and $344 million from the 1995 periods. The increases reflect higher consumer net write-offs, primarily in U.S. bankcards, partially offset by reductions in the commercial businesses. Citicorp continued to build reserves; the 1996 second quarter and six month provisions for credit losses included charges in excess of net write-offs of $50 million and $100 million compared with charges of $75 million and $150 million in the respective 1995 periods.

Details of net write-offs, excess provision, and the provision for credit losses are included in the following table:


- ------------------------------------------------------------------------------------------------------------------------------
Net Write-offs, Excess Provision, and Provision for Credit Losses
- ------------------------------------------------------------------------------------------------------------------------------
                                                                 Second Quarter                            Six Months
                                                          --------------------------------------------------------------------
(In Millions of Dollars)                                    1996                1995                 1996                1995
- ------------------------------------------------------------------------------------------------------------------------------
Net Write-offs:
      Consumer (A).................................       $  769              $  605               $1,476              $1,136
      Commercial...................................            9                  52                   40                  36
                                                          --------------------------------------------------------------------
      Total Adjusted Net Write-offs................          778                 657                1,516               1,172
      Effect of Credit Card Securitizations........         (349)               (226)                (643)               (448)
                                                         --------- -------------------- ------------------- --------------------
Total..............................................       $  429              $  431               $  873              $  724
                                                          --------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------
Excess Provision:
      Consumer.....................................       $   50              $   50               $  100              $  100
      Commercial...................................           --                  25                    -                  50
                                                         -------- ------------------- -------------------- -------------------
Total..............................................       $   50              $   75               $  100              $  150
                                                          --------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------
Provision for Credit Losses:
      Consumer.....................................       $  470              $  429               $  933              $  788
      Commercial...................................            9                  64                   40                  96
                                                         -------- ------------------- -------------------- -------------------
Total..............................................       $  479              $  493               $  973              $  884
                                                          --------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------


(A) Adjusted for the effect of credit card securitizations. See page 32 for discussion.
- --------------------------------------------------------------------------------

Consumer adjusted net write-offs in the 1996 second quarter and six months of $769 million and $1.5 billion were up from $605 million and $1.1 billion in the 1995 periods. The increases in adjusted net write-offs in the 1996 second quarter and six months were primarily due to higher losses in the U.S. bankcards portfolio. Net write-offs also increased in the second quarter in Asia Pacific as a result of business expansion. In the six month comparison, the increase also included higher credit losses associated with Cards and Citibanking activities throughout the emerging markets. Losses in Latin America, however, continued to be lower than levels in the second half of 1995. Net write-offs from Private Bank and Citibanking activities in the developed markets were reduced from year-ago levels. Consumer adjusted net write-offs may increase from 1996 second quarter levels as a result of economic conditions, changes in portfolio levels, and credit performance of the portfolios. See "Consumer Portfolio Review" on pages 9-11 for an additional discussion of the Consumer portfolio.

Commercial net write-offs in the 1996 second quarter and six months remained low at $9 million (including net recoveries of $22 million related to the Cross-Border Refinancing Portfolio) and $40 million and compared with net write-offs of $52 million in the 1995 second quarter and $36 million in the 1995 six months (including 1995 first quarter net recoveries of $23 million related to the Cross-Border Refinancing Portfolio). The decline in net write-offs in the quarterly comparison reflected higher recoveries. Included in commercial net write-offs in the 1995 second quarter and six months are a net write-off of $13 million and a net recovery of $10 million, respectively, related to the Cross-Border Refinancing Portfolio that were charged or credited directly to the allowance for credit losses and did not affect the provision for credit losses. The commercial provision for credit losses included charges in excess of net write-offs of

                                                                 CITICORP [LOGO]


$25 million in the 1995 quarters. Commercial net write-offs may increase moderately from the low first and second quarter 1996 levels.

The entire allowance is available to absorb all probable credit losses inherent in the portfolio; however, for analytical purposes only, Citicorp views its allowance as attributable to the following portions of its credit portfolios:


- ----------------------------------------------------------------------------------------------------------------
Allowance for Credit Losses
- ----------------------------------------------------------------------------------------------------------------
                                                               June 30,            Dec. 31,             June 30,
(Dollars In Millions)                                              1996                1995                 1995
- ----------------------------------------------------------------------------------------------------------------
Consumer...................................................      $2,000              $1,944               $1,923
Commercial.................................................       3,424               3,424                3,385
                                                               -------------------------------------------------
Total......................................................      $5,424              $5,368               $5,308
                                                               -------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------
Allowance As a Percent of Total Loans:
     Consumer..............................................        1.90%               1.84%                1.91%
     Commercial............................................        5.48                5.71                 5.90
Total......................................................        3.23                3.24                 3.36
- ----------------------------------------------------------------------------------------------------------------

Reserves For Sold Consumer Portfolios......................     $   466             $   486              $   467
                                                               -------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------


The allowance for credit losses was $5.4 billion at June 30, 1996, compared with $5.3 billion at June 30, 1995. The net increase included the continued reserve building previously discussed, partially offset by net transfers to the reserves for sold Consumer portfolios and the effect of foreign currency translation. Net write-offs were $429 million and $873 million in the 1996 second quarter and six months, respectively. The reserves for sold Consumer portfolios were $466 million at June 30, 1996.

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

- --------------------------------------------------------------------------------
Operating Expense
- --------------------------------------------------------------------------------

Total operating expense was $3.0 billion in the second quarter and $5.8 billion in the six months of 1996, up $180 million and $347 million, respectively, from the comparable 1995 periods. The overall 6% expense increase in both periods principally related to business activities in the emerging markets (16% increase in both periods) while expense related to Consumer and (Corporate) Banking activities in the developed markets was up 1% from the year-ago second quarter and six month periods.

Employee expense was $1.5 billion in the second quarter and $3.0 billion in the six months of 1996, up $81 million and $172 million from the comparable 1995 periods. The increases primarily reflected higher staff levels related to business expansion in the emerging markets and salary increases. These increases were partially offset by the foreign currency translation effect of the stronger U.S. dollar and a decrease in costs associated with performance-based stock incentive plans. Staff levels of 87,700 at June 30, 1996 increased 3,400 or 4% from year-ago levels, largely in the emerging markets.

Net premises and equipment expense was $439 million in the second quarter and $896 million in the six months of 1996, up $22 million and $69 million from the comparable 1995 periods. Other expense was $996 million in the second quarter and $1.9 billion in the six months, up $77 million and $106 million from the comparable 1995 periods. These increases primarily reflected costs to support expansion in the emerging markets, the continued roll-out of the Citibanking branding strategy worldwide, including the conversion and addition of branches to the Model Branch standard, and continued investments in operational and technological infrastructure. These increases were partially offset by the foreign currency translation effect of the stronger U.S.
dollar.

                                                                 CITICORP [LOGO]


- --------------------------------------------------------------------------------
Income Taxes
- --------------------------------------------------------------------------------

Income taxes were $584 million and $1.1 billion, in the second quarter and six months of 1996. The 1996 effective tax rate was 38% in both the quarter and six month period, compared with 39% for both the 1995 periods. The 1995 full-year effective tax rate was 38%.

- --------------------------------------------------------------------------------
Effect of Credit Card Receivables Securitizations
- --------------------------------------------------------------------------------

During the six months of 1996, $2.3 billion of U.S. credit card receivables were sold. The total amount of securitized receivables, net of amortization, as of June 30, 1996, was $26.0 billion, compared with $26.2 billion as of March 31, 1996 and $23.3 billion as of June 30, 1995.

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


- --------------------------------------------------------------------------------------------------------------------
                                                       Second Quarter                           Six Months
                                               ---------------------------------------------------------------------
(Dollars in Millions)                             1996                 1995                1996                1995
- --------------------------------------------------------------------------------------------------------------------
Net Interest Revenue......................     $  (615)             $  (497)            $(1,185)            $  (965)
Fee and Commission Revenue................          51                   27                  94                  57
Other Revenue.............................         215                  244                 448                 460
Provision for Credit Losses...............        (349)                (226)               (643)               (448)
                                               ---------------------------------------------------------------------
Net Income Impact of Securitizations......     $    --              $    --             $    --             $    --
                                               ---------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------

Average Assets (In Billions)..............     $   (26)             $   (23)            $   (26)            $   (23)
Return on Assets..........................         .13%                 .10%                .12%                .10%
Net Interest Margin.......................        (.48)                (.38)               (.45)               (.39)
Consumer Net Credit Loss Ratio............        (.76)                (.45)               (.67)               (.48)
                                               ---------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------


- --------------------------------------------------------------------------------
Future Impact of Recently Issued Accounting Standards
- --------------------------------------------------------------------------------

During the second quarter of 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The new standard provides more consistent standards for distinguishing transfers of financial assets that are sales from those that are secured borrowings, and provides guidance on the recognition and measurement of asset servicing contracts. The new standard is to be applied prospectively to transactions which occur after December 31, 1996. Citicorp is currently in the process of assessing the effects of the new accounting standard, and expects that existing asset securitization programs will continue to qualify for sale accounting treatment under the new standard.

Additionally, the FASB has issued an exposure draft for a new accounting standard on derivatives and hedge accounting, which is described on page 21.

                                                                 CITICORP [LOGO]


- -----------------------------------------------------------------------------------------------------------------------
CONSOLIDATED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------------------------------------------------
Consolidated Statement of Income                                                  CITICORP and Subsidiaries
                                                                   ----------------------------------------------------
                                                                           Second Quarter                    Six Months
- -----------------------------------------------------------------------------------------------------------------------
(In Millions of Dollars Except Per Share Amounts)                     1996           1995           1996           1995
- -----------------------------------------------------------------------------------------------------------------------
Interest Revenue
Interest and Fees on Loans .....................................   $ 4,539        $ 4,368        $ 9,097        $ 8,709
Interest on Deposits with Banks ................................       207            201            403            382
Interest on Federal Funds Sold and Securities Purchased
  Under Resale Agreements ......................................       246            258            502            509
Interest and Dividends on Securities
      U.S. Treasury and Federal Agencies                                56             62            112            125
      State and Municipal                                               20             23             41             45
      Other (Principally in offices outside the U.S.) ..........       362            301            666            581
 Interest on Trading Account Assets ............................       321            500            706            959
                                                                   ----------------------------------------------------
      Total Interest Revenue ...................................     5,751          5,713         11,527         11,310
                                                                   ----------------------------------------------------
Interest Expense
Interest on Deposits ...........................................     2,168          2,178          4,354          4,434
Interest on Trading Account Liabilities ........................        59             62            138            145
Interest on Purchased Funds and Other Borrowings ...............       457            653            948          1,237
Interest on Long-Term Debt and Subordinated Capital Notes ......       339            352            674            701
                                                                   ----------------------------------------------------
      Total Interest Expense ...................................     3,023          3,245          6,114          6,517
                                                                   ----------------------------------------------------
Net Interest Revenue ...........................................     2,728          2,468          5,413          4,793
                                                                   ----------------------------------------------------
Provision for Credit Losses ....................................       479            493            973            884
                                                                   ----------------------------------------------------
Net Interest Revenue after Provision for Credit Losses .........     2,249          1,975          4,440          3,909
                                                                   ----------------------------------------------------
Fees, Commissions, and Other Revenue
Fees and Commissions ...........................................     1,349          1,263          2,661          2,525
Foreign Exchange ...............................................       214            323            419            628
Trading Account ................................................       106            142            196            181
Securities Transactions ........................................        39             18            141             44
Other Revenue ..................................................       557            475            991            961
                                                                   ----------------------------------------------------
      Total Fees, Commissions, and Other Revenue ...............     2,265          2,221          4,408          4,339
                                                                   ----------------------------------------------------
Operating Expense
Salaries .......................................................     1,212          1,119          2,344          2,199
Employee Benefits ..............................................       331            343            668            641
                                                                   ----------------------------------------------------
      Total Employee Expense ...................................     1,543          1,462          3,012          2,840
Net Premises and Equipment Expense .............................       439            417            896            827
Other Expense ..................................................       996            919          1,930          1,824
                                                                   ----------------------------------------------------
      Total Operating Expense ..................................     2,978          2,798          5,838          5,491
                                                                   ----------------------------------------------------
Income Before Taxes ............................................     1,536          1,398          3,010          2,757
Income Taxes ...................................................       584            545          1,144          1,075
                                                                   ----------------------------------------------------
Net Income .....................................................   $   952        $   853        $ 1,866        $ 1,682
                                                                   ----------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------
Income Applicable to Common Stock ..............................   $   914        $   757        $ 1,785        $ 1,492
                                                                   ----------------------------------------------------
Earnings Per Share:
      On Common and Common Equivalent Shares ...................   $  1.86        $  1.76        $  3.68        $  3.47

      Assuming Full Dilution ...................................   $  1.86        $  1.57        $  3.61        $  3.09
- -----------------------------------------------------------------------------------------------------------------------


                                                                 CITICORP [LOGO]



- ------------------------------------------------------------------------------------------------------
Consolidated Balance Sheet                                                   CITICORP and Subsidiaries
- ------------------------------------------------------------------------------------------------------
                                                                            June 30,          Dec. 31,
(In Millions of Dollars)                                                        1996              1995
- ------------------------------------------------------------------------------------------------------
Assets
Cash and Due from Banks ...........................................        $   7,066         $   5,723
Deposits at Interest with Banks ...................................           10,554             9,028
Securities, At Fair Value
      Available for Sale ..........................................           22,710            18,213
      Venture Capital .............................................            1,803             1,854
Trading Account Assets ............................................           29,882            32,093
Federal Funds Sold and Securities Purchased Under Resale Agreements            9,889             8,113
Loans, Net of Unearned Income
      Consumer ....................................................          105,363           105,643
      Commercial ..................................................           62,510            59,999
                                                                           ---------------------------
      Total Loans .................................................          167,873           165,642
Allowance for Credit Losses .......................................           (5,424)           (5,368)
Customers' Acceptance Liability ...................................            1,981             1,542
Premises and Equipment, Net .......................................            4,428             4,339
Interest and Fees Receivable ......................................            2,938             2,914
Other Assets ......................................................           13,124            12,760
                                                                           ---------------------------

Total .............................................................        $ 266,824         $ 256,853
                                                                           ---------------------------
- ------------------------------------------------------------------------------------------------------

Liabilities
Non-Interest-Bearing Deposits in U.S. Offices .....................        $  13,262         $  13,388
Interest-Bearing Deposits in U.S. Offices .........................           37,994            36,700
Non-Interest-Bearing Deposits in Offices Outside the U.S. .........            8,745             8,164
Interest-Bearing Deposits in Offices Outside the U.S. .............          115,782           108,879
                                                                           ---------------------------
      Total Deposits ..............................................          175,783           167,131
Trading Account Liabilities .......................................           18,145            18,274
Purchased Funds and Other Borrowings ..............................           17,519            16,334
Acceptances Outstanding ...........................................            2,033             1,559
Accrued Taxes and Other Expense ...................................            5,460             5,719
Other Liabilities .................................................            8,477             9,767
Long-Term Debt and Subordinated Capital Notes .....................           19,477            18,488

Stockholders' Equity
Preferred Stock (Without par value) ...............................            2,078             3,071
Common Stock ($1.00 par value) ....................................              505               461
      Issued Shares: 505,199,048 and 461,319,265, respectively
Surplus ...........................................................            6,518             5,702
Retained Earnings .................................................           12,882            12,190
Net Unrealized Gains - Securities Available for Sale ..............              297               132
Foreign Currency Translation ......................................             (469)             (437)
Common Stock in Treasury, at Cost .................................           (1,881)           (1,538)
      Shares: 32,035,374 and 34,030,205, respectively
                                                                           ---------------------------
      Total Stockholders' Equity ..................................           19,930            19,581
                                                                           ---------------------------
Total .............................................................        $ 266,824         $ 256,853
                                                                           ---------------------------
- ------------------------------------------------------------------------------------------------------


                                                                 CITICORP [LOGO]



- -------------------------------------------------------------------------------------------------
Consolidated Statement of Changes in Stockholders' Equity               CITICORP and Subsidiaries
- -------------------------------------------------------------------------------------------------
                                                                                       Six Months
                                                                        -------------------------
(In Millions of Dollars)                                                    1996             1995
- -------------------------------------------------------------------------------------------------
Balance at Beginning of Period .................................        $ 19,581         $ 17,769
Preferred Stock Issuance, Net of Related Costs .................              --              267
Convertible Preferred Stock, Series 12
      Redemption of Series 12 ..................................            (590)              --
      Issuance of Common Stock .................................             590               --
Convertible Preferred Stock, Series 13
      Redemption of Series 13 ..................................            (403)              --
      Issuance of Common Stock from Treasury Shares ............           1,066               --
      Adjustment to Retained Earnings for Treasury Shares Issued            (663)              --
Conversion Preferred Stock, Series 15 ("PERCS")
      Redemption of PERCS ......................................              --             (443)
      Issuance of Common Stock .................................              --              443
Issuance of Common Stock Under Various Staff Benefit Plans
  (Net of Amortization) and the Dividend Reinvestment Plan .....             270              279
Net Income .....................................................           1,866            1,682
Cash Dividends Declared
      Common ...................................................            (426)            (238)
      Preferred ................................................             (85)            (188)
Change in Net Unrealized Gains on Securities Available for Sale              165              (74)
Foreign Currency Translation ...................................             (32)              63
Repurchased Common Shares ......................................          (1,498)             (50)
Other Treasury Stock Transactions, at Cost .....................              89              (11)
                                                                        -------------------------
Balance at End of Period .......................................        $ 19,930         $ 19,499
                                                                        -------------------------
- -------------------------------------------------------------------------------------------------


                                                                 CITICORP [LOGO]



- ----------------------------------------------------------------------------------------------------------------------------------
Consolidated Statement of Cash Flows                                                                     CITICORP and Subsidiaries
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        Six Months
                                                                                                       ---------------------------
(In Millions of Dollars)                                                                                    1996              1995
- ----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net Income ....................................................................................        $   1,866         $   1,682
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
      Provision for Credit Losses .............................................................              973               884
      Depreciation and Amortization of Premises and Equipment .................................              342               310
      Amortization of Goodwill ................................................................               24                25
      Provision for Deferred Taxes ............................................................              154              (163)
      Venture Capital Activity ................................................................               51               296
      Net Gain on Sale of Securities ..........................................................             (141)              (44)
      Net Gain on Sale of Subsidiaries and Affiliates .........................................             (181)               --
      Changes in Accruals and Other, Net ......................................................           (2,116)              116
      Net Decrease in Trading Account Assets ..................................................            2,211             1,000
      Net (Decrease) Increase in Trading Account Liabilities ..................................             (129)              729
                                                                                                       ---------------------------
Total Adjustments .............................................................................            1,188             3,153
                                                                                                       ---------------------------
Net Cash Provided by Operating Activities .....................................................            3,054             4,835
                                                                                                       ---------------------------
Cash Flows from Investing Activities
Net Increase in Deposits at Interest with Banks ...............................................           (1,526)           (1,876)
Securities - Available for Sale
      Purchases ...............................................................................          (18,014)           (9,419)
      Proceeds from Sales .....................................................................            6,239             4,719
      Maturities ..............................................................................            7,553             4,953
Securities - Held to Maturity
      Purchases ...............................................................................               --            (2,922)
      Maturities ..............................................................................               --             3,046
Net Increase in Federal Funds Sold and Securities Purchased
  Under Resale Agreements .....................................................................           (1,776)             (599)
Net Increase in Loans .........................................................................          (66,490)          (48,728)
Proceeds from Sales of Loans and Credit Card Receivables ......................................           63,170            42,439
Capital Expenditures on Premises and Equipment ................................................             (646)             (537)
Proceeds from Sales of Premises and Equipment .................................................              138                59
Proceeds from Sales of Subsidiaries and Affiliates ............................................              259                --
Proceeds from Sales of OREO ...................................................................              375               385
                                                                                                       ---------------------------
Net Cash Used in Investing Activities .........................................................          (10,718)           (8,480)
                                                                                                       ---------------------------
Cash Flows from Financing Activities
Net Increase in Deposits ......................................................................            8,652             7,396
Net Increase (Decrease) in Federal Funds Purchased and Securities Sold
  Under  Repurchase Agreements ................................................................            1,650            (3,350)

Proceeds from Issuance of Commercial Paper and Funds Borrowed with
  Original Maturities of Less Than One Year ...................................................          338,205           234,859
Repayment of Commercial Paper and Funds Borrowed with
  Original Maturities of Less Than One Year ...................................................         (338,625)         (235,703)

Proceeds from Issuance of Long-Term Debt ......................................................            2,885             2,665
Repayment of Long-Term Debt ...................................................................           (1,934)           (2,014)
Proceeds from Issuance of Preferred Stock .....................................................               --               267
Proceeds from Issuance of Common Stock ........................................................              216               205
Treasury Stock Transactions ...................................................................           (1,409)              (51)
Dividends Paid ................................................................................             (511)             (426)
                                                                                                       ---------------------------
Net Cash Provided by Financing Activities .....................................................            9,129             3,848
                                                                                                       ---------------------------
Effect of Exchange Rate Changes on Cash and Due from Banks ....................................             (122)              128
                                                                                                       ---------------------------
Net Increase in Cash and Due from Banks .......................................................            1,343               331
Cash and Due from Banks at Beginning of Period ................................................            5,723             6,470
                                                                                                       ---------------------------
Cash and Due from Banks at End of Period ......................................................        $   7,066         $   6,801
                                                                                                       ---------------------------
- ----------------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
      Interest ................................................................................        $   5,861         $   6,070
      Income Taxes ............................................................................            1,058               788
Non-Cash Investing Activities
      Transfer from Loans to OREO and Assets Pending Disposition ..............................        $     252         $     422
- ----------------------------------------------------------------------------------------------------------------------------------


                                                                 CITICORP [LOGO]



- ---------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheet                                                      CITIBANK, N.A. and Subsidiaries
- ---------------------------------------------------------------------------------------------------------------
                                                                                June 30,               Dec. 31,
(In Millions of Dollars)                                                            1996                   1995
- ---------------------------------------------------------------------------------------------------------------
Assets
Cash and Due from Banks...................................................      $  6,325               $  4,842
Deposits at Interest with Banks...........................................        11,133                  9,256
Securities, At Fair Value
      Available for Sale..................................................        18,389                 14,256
      Venture Capital.....................................................         1,401                  1,457
Trading Account Assets....................................................        25,876                 28,407
Federal Funds Sold and Securities Purchased Under Resale Agreements.......         7,140                  6,676
Loans, Net of Unearned Income.............................................       138,952                136,693
Allowance for Credit Losses...............................................        (4,426)                (4,403)
Customers' Acceptance Liability...........................................         1,981                  1,542
Premises and Equipment, Net...............................................         3,409                  3,386
Interest and Fees Receivable..............................................         2,085                  1,940
Other Assets..............................................................         7,798                  7,422
                                                                                -------------------------------
Total.....................................................................      $220,063               $211,474
                                                                                -------------------------------
- ---------------------------------------------------------------------------------------------------------------

Liabilities
Non-Interest-Bearing Deposits in U.S. Offices.............................     $  11,003              $  10,959
Interest-Bearing Deposits in U.S. Offices.................................        23,079                 22,676
Non-Interest-Bearing Deposits in Offices Outside the U.S..................         8,513                  7,955
Interest-Bearing Deposits in Offices Outside the U.S......................       115,012                108,018
                                                                                -------------------------------
      Total Deposits......................................................       157,607                149,608
Trading Account Liabilities...............................................        16,538                 17,544
Purchased Funds and Other Borrowings......................................        10,635                 10,106
Acceptances Outstanding...................................................         2,033                  1,559
Accrued Taxes and Other Expense...........................................         3,373                  3,263
Other Liabilities.........................................................         4,892                  5,300
Long-Term Debt and Subordinated Notes.....................................         9,503                  9,128

Stockholder's Equity
Common Stock ($20.00 par value) ..........................................           751                    751
      Outstanding Shares: 37,534,553 in each period
Surplus...................................................................         6,863                  6,744
Retained Earnings.........................................................         8,188                  7,972
Net Unrealized Gains - Securities Available for Sale......................           258                     55
Foreign Currency Translation..............................................          (578)                  (556)
                                                                                -------------------------------
      Total Stockholder's Equity..........................................        15,482                 14,966
                                                                                -------------------------------
Total.....................................................................      $220,063               $211,474
                                                                                -------------------------------
- ---------------------------------------------------------------------------------------------------------------


                                                                 CITICORP [LOGO]


- --------------------------------------------------------------------------------
OTHER FINANCIAL INFORMATION

- ------------------------------------------------------------------------------------------------------------------------------------

Securities
- ------------------------------------------------------------------------------------------------------------------------------------

                                                                                         June 30, 1996         December 31, 1995 (A)

                                                ------------------------------------------------------------------------------------

                                                                   Gross          Gross
                                                Amortized     Unrealized     Unrealized           Fair      Amortized           Fair
(In Millions of Dollars)                             Cost          Gains         Losses          Value           Cost          Value

- ------------------------------------------------------------------------------------------------------------------------------------


Securities - Available for Sale (B)
U.S. Treasury and Federal Agency (C) .....        $ 4,184        $    39        $    23        $ 4,200        $ 4,285        $ 4,345
State and Municipal ......................          1,598             86             36          1,648          1,611          1,631
Foreign Government (D) ...................         11,902            726            347         12,281          8,507          8,443
U.S. Corporate (C) .......................          1,591             15             52          1,554          1,169          1,221
Other Debt Securities ....................          1,235              7             14          1,228          1,112          1,119
                                                ------------------------------------------------------------------------------------
     Total Debt Securities ...............         20,510            873            472         20,911         16,684         16,759
Equity Securities (E) ....................          1,753             95             49          1,799          1,345          1,454
                                                ------------------------------------------------------------------------------------
                                                   22,263            968            521         22,710         18,029         18,213
                                                ------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------------------------------
Venture Capital (F) ......................          1,803             --             --          1,803          1,854          1,854
                                                ------------------------------------------------------------------------------------
                                                  $24,066        $   968        $   521        $24,513        $19,883        $20,067
                                                ------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------



(A) At December 31, 1995, gross unrealized gains and gross unrealized losses on securities available for sale totaled $829 million and $645 million, respectively.

(B) Securities available for sale held by equity-method affiliates are not included in the table. Citicorp's share of gross unrealized gains and gross unrealized losses related to those securities at June 30, 1996 was $3 million and $1 million, respectively, and is included in the net unrealized gains-securities available for sale component of stockholders' equity, net of applicable taxes. At December 31, 1995, Citicorp's share of gross unrealized gains and gross unrealized losses related to securities available for sale held by equity method affiliates was $22 million and $2 million, respectively.

(C) Included in U.S. Federal Agency and U.S. Corporate securities available for sale at June 30, 1996 are mortgage-backed securities with an amortized cost of $1,297 million, gross unrealized gains of $4 million, gross unrealized losses of $19 million, and fair value of $1,282 million.

(D) Included in Foreign Government securities available for sale at June 30, 1996 are Brady bonds issued by the Government of Brazil with an amortized cost and fair value of $1.5 billion and $2.1 billion, respectively. Also included are Brady bonds issued by the Government of Venezuela with an amortized cost and fair value of $563 million and $397 million, respectively.

(E) Equity securities available for sale include certain non-marketable equity securities which are carried at cost. At June 30, 1996, the carrying amount of those securities was $888 million (reported in both the amortized cost and fair value columns) and the fair value was $920 million.

(F) For the six months ended June 30, 1996, net gains on investments held by venture capital subsidiaries totaled $145 million, of which $121 million and $90 million represented gross unrealized gains and gross unrealized losses, respectively. For the six months ended June 30, 1995, net gains on investments held by venture capital subsidiaries totaled $273 million, of which $261 million and $155 million represented gross unrealized gains and gross unrealized losses, respectively.
- --------------------------------------------------------------------------------


- --------------------------------------------------------------------------------
Trading Account Assets and Liabilities
- --------------------------------------------------------------------------------
                                                   June 30,             Dec. 31,
(In Millions of Dollars)                               1996                 1995
- --------------------------------------------------------------------------------
Trading Account Assets
Trading Account Securities..................        $15,921              $15,997
Revaluation Gains on Derivative and
  Foreign Exchange Contracts (A) ...........         13,961               16,096
                                                   -----------------------------
                                                    $29,882              $32,093
                                                   -----------------------------
- --------------------------------------------------------------------------------
Trading Account Liabilities
Securities Sold, Not Yet Purchased..........       $  4,478             $  3,696
Revaluation Losses on Derivative and
  Foreign Exchange Contracts (A) ...........         13,667               14,578
                                                   -----------------------------
                                                    $18,145              $18,274
                                                   -----------------------------
- --------------------------------------------------------------------------------


(A)  Net of master netting agreements.

- --------------------------------------------------------------------------------

                                                                 CITICORP [LOGO]



- -----------------------------------------------------------------------------------------------------------------------------
Cash-Basis, Renegotiated, and Past Due Loans (A)
- -----------------------------------------------------------------------------------------------------------------------------
                                                                                         June 30,      Dec. 31,      June 30,
(In Millions of Dollars)                                                                     1996          1995          1995
- -----------------------------------------------------------------------------------------------------------------------------
Commercial Cash-Basis Loans (B)
Collateral-Dependent (at Lower of Cost or Collateral
 Value) (C) .......................................................................        $  677        $  779        $1,040
Other .............................................................................           677           755           612
                                                                                         ------------------------------------
Total Commercial Cash-Basis Loans .................................................        $1,354        $1,534        $1,652
                                                                                         ------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------

Commercial Cash-Basis Loans (B)
In U.S. Offices ...................................................................        $  854        $  925        $1,201
In Offices Outside the U.S. .......................................................           500           609           451
                                                                                         ------------------------------------
Total Commercial Cash-Basis Loans .................................................        $1,354        $1,534        $1,652
                                                                                         ------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------

Commercial Renegotiated Loans
In U.S. Offices ...................................................................        $  266        $  309        $  301
In Offices Outside the U.S. .......................................................            69           112            84
                                                                                         ------------------------------------
Total Commercial Renegotiated Loans ...............................................        $  335        $  421        $  385
                                                                                         ------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------

Consumer Loans On Which Accrual of Interest
  Has Been Suspended
In U.S. Offices ...................................................................        $1,340        $1,413        $1,463
In Offices Outside the U.S. .......................................................         1,205         1,247         1,234
                                                                                         ------------------------------------
Total Consumer Loans On Which Accrual
  of Interest Has Been Suspended ..................................................        $2,545        $2,660        $2,697
                                                                                         ------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------

Accruing Loans 90 or More Days Delinquent  (D)
In U.S. Offices ...................................................................        $  568        $  499        $  458
In Offices Outside the U.S. .......................................................           490           498           535
                                                                                         ------------------------------------
Total Accruing Loans 90 or More Days Delinquent ...................................        $1,058        $  997        $  993
                                                                                         ------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------


(A) Loan commitments and standby letters of credit to North America Commercial Real Estate borrowers or projects experiencing financial difficulties are not included in this table. Refer to page 15 for discussion.

(B)  Refer to the discussion of cash-basis loans on page 13.

(C) A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.

(D) Includes Consumer loans of $944 million, $951 million and $910 million at June 30, 1996, December 31, 1995, and June 30, 1995, respectively. Refer to discussion of the Consumer loan portfolio on pages 9-11
- -------------------------------------------------------------------------------

- --------------------------------------------------------------------------------------
Other Real Estate Owned and Assets Pending Disposition (A)
- --------------------------------------------------------------------------------------
                                     June 30,             Dec. 31,            June 30,
(In Millions of Dollars)                 1996                 1995                1995
- --------------------------------------------------------------------------------------
Consumer OREO.......................  $   497              $   529             $   545
Commercial OREO ....................      528                  625               1,054
                                     -------------------------------------------------
Total OREO..........................   $1,025               $1,154              $1,599
                                     -------------------------------------------------
- --------------------------------------------------------------------------------------

Assets Pending Disposition (B)......  $   180              $   205             $   195
                                     -------------------------------------------------
- --------------------------------------------------------------------------------------


(A)  Carried at lower of cost or collateral value.

(B) Represents Consumer residential mortgage loans that have a high probability of foreclosure.
- -------------------------------------------------------------------------------

                                                                 CITICORP [LOGO]



- ----------------------------------------------------------------------------------------------------------------------------------
Details of Credit Loss Experience
- ----------------------------------------------------------------------------------------------------------------------------------
                                              2nd Qtr.           1st Qtr.           4th Qtr.           3rd Qtr.           2nd Qtr.
(Dollars in Millions)                             1996               1996               1995               1995               1995
- ----------------------------------------------------------------------------------------------------------------------------------
Allowance for Credit Losses
  at Beginning of Period ............          $ 5,390            $ 5,368            $ 5,341            $ 5,308            $ 5,270
                                              ------------------------------------------------------------------------------------

Additions
Provision for Credit Losses .........              479                494                531                576                493
                                              ------------------------------------------------------------------------------------

Deductions
Gross Credit Losses
Consumer
In U.S. Offices .....................              311                301                319                301                279
In Offices Outside the U.S. .........              222                216                246                217                199
Commercial
In U.S. Offices .....................               14                 20                 28                 58                 41
In Offices Outside the U.S. .........               62                 32                 72                 70                 38
                                              ------------------------------------------------------------------------------------
                                                   609                569                665                646                557
                                              ------------------------------------------------------------------------------------
Credit Recoveries
Consumer
In U.S. Offices .....................               61                 58                 71                 55                 56
In Offices Outside the U.S. .........               52                 46                 53                 48                 43
Commercial
In U.S. Offices .....................               36                 13                 52                 18                  8
In Offices Outside the U.S. .........               31                  8                 22                 24                 19
                                              ------------------------------------------------------------------------------------
                                                   180                125                198                145                126
                                              ------------------------------------------------------------------------------------

Net Credit Losses
In U.S. Offices .....................              228                250                224                286                256
In Offices Outside the U.S. .........              201                194                243                215                175
                                              ------------------------------------------------------------------------------------
                                                   429                444                467                501                431
                                              ------------------------------------------------------------------------------------

Other, Net (A) ......................              (16)               (28)               (37)               (42)               (24)
                                              ------------------------------------------------------------------------------------

Allowance for Credit Losses
  at End of Period ..................          $ 5,424            $ 5,390            $ 5,368            $ 5,341            $ 5,308
                                              ------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------

Net Consumer Credit Losses ..........          $   420            $   413            $   441            $   415            $   379
As a Percentage of Average
  Consumer Loans ....................             1.62%              1.60%              1.70%              1.63%              1.54%

Net Commercial Credit Losses ........          $     9            $    31            $    26            $    86            $    52
As a Percentage of Average
  Commercial Loans ..................             0.06%              0.21%              0.18%              0.61%              0.37%
- ----------------------------------------------------------------------------------------------------------------------------------


(A) Includes net transfers to the reserves for sold Consumer portfolios and foreign exchange effects.
- --------------------------------------------------------------------------------

                                                                 CITICORP [LOGO]


- -----------------------------------------------------------------------------------------------------------------------------
Calculation of Earnings Per Share
- -----------------------------------------------------------------------------------------------------------------------------
                                                               Second Quarter 1996                        Second Quarter 1995
                                                      -----------------------------------------------------------------------
                                                       On Common                                On Common
                                                      and Common          Assuming             and Common            Assuming
                                                      Equivalent              Full             Equivalent                Full
(In Millions, except Per Share Amounts)                   Shares          Dilution                 Shares            Dilution
- -----------------------------------------------------------------------------------------------------------------------------
Earnings
Income Applicable to Common Stock..............             $914              $914                   $757                $757
Dividends on Conversion Preferred Stock,
  Series 15 (A)................................               --                --                     23                  23
Dividends on Convertible Preferred Stock,
  Series 12 and Series 13 (B)..................               --                --                     --                  34
                                                      -----------------------------------------------------------------------
Income Applicable to Common Stock, Adjusted....             $914              $914                   $780                $814
                                                      -----------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------
Shares
Weighted-Average Common Shares
  Outstanding (A) (B) (C)......................            476.9             476.9                  401.4               401.4
Conversion Preferred Stock,
  Series 15 (A)................................               --                --                   29.3                29.3
Convertible Preferred Stock,
  Series 12 and Series 13 (B)..................               --                --                     --                73.0
Other Common Equivalent Shares (D).............             14.9              15.2                   13.8                15.8
                                                      -----------------------------------------------------------------------
Total..........................................            491.8             492.1                  444.5               519.5
                                                      -----------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------
Earnings Per Share
Net Income.....................................            $1.86             $1.86                  $1.76               $1.57
- -----------------------------------------------------------------------------------------------------------------------------



- -----------------------------------------------------------------------------------------------------------------------------
                                                                   Six Months 1996                            Six Months 1995
                                                      -----------------------------------------------------------------------
                                                       On Common                                On Common
                                                      and Common          Assuming             and Common            Assuming
                                                      Equivalent              Full             Equivalent                Full
(In Millions, except Per Share Amounts)                   Shares          Dilution                 Shares            Dilution
- -----------------------------------------------------------------------------------------------------------------------------
Earnings
Income Applicable to Common Stock..............           $1,785            $1,785                 $1,492              $1,492
Dividends on Conversion Preferred Stock,
  Series 15 (A)................................               --                --                     47                  47
Dividends on Convertible Preferred Stock,
  Series 12 and Series 13 (B)..................               --                 5                     --                  68
                                                      -----------------------------------------------------------------------
Income Applicable to Common Stock, Adjusted....           $1,785            $1,790                 $1,539              $1,607
                                                      -----------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------
Shares
Weighted-Average Common Shares
  Outstanding (A) (B) (C)......................            470.2             470.2                  398.9               398.9
Conversion Preferred Stock,
  Series 15 (A)................................               --                --                   32.9                32.9
Convertible Preferred Stock,
  Series 12 and Series 13 (B)..................               --              10.5                     --                73.0
Other Common Equivalent Shares (D).............             15.0              15.8                   11.8                16.0
                                                      -----------------------------------------------------------------------
Total..........................................            485.2             496.5                  443.6               520.8
                                                      -----------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------
Earnings Per Share
Net Income.....................................           $ 3.68            $ 3.61                 $ 3.47              $ 3.09
- -----------------------------------------------------------------------------------------------------------------------------


(A)  Conversion Preferred Stock, Series 15 was fully redeemed during 1995.

(B) During the first quarter of 1996, the remaining Convertible Preferred Stock, Series 12 and 13 were converted to 59.0 million shares of common stock. The shares are included in the fully diluted computation on an if-converted basis up to conversion dates, and from conversion dates forward these shares are included in weighted-average common shares outstanding.

(C) Includes 1.0 million and 1.1 million book value shares in 1996 and 1995, respectively.

(D) Includes the dilutive effect of stock options and stock purchase agreements computed using the treasury stock method and shares issuable under deferred stock awards.
- --------------------------------------------------------------------------------

                                                                 CITICORP [LOGO]


- --------------------------------------------------------------------------------
Cross-Border and Non-Local Currency Outstandings
- --------------------------------------------------------------------------------

Cross-border and non-local currency outstandings are presented on a regulatory basis, as discussed in the 1995 Annual Report and Form 10-K. From time to time, the Federal Financial Institutions Examination Council proposes amendments to, and interpretations of, country exposure reporting guidelines. Such proposals or interpretations could, if implemented in the future, affect reported cross-border and non-local currency outstandings.


- -----------------------------------------------------------------------------------------------------------------------------------
Countries with Outstandings Exceeding 1% of Total Assets (A) (B)
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                    Cross-Border      Investments
                                                   and Non-Local Currency Claims           in and
                                                                on Third Parties       Funding of                Total Outstandings
                              --------------------------------------------------            Local         -------------------------
                                             Public        Private                       Citicorp         June 30,         Dec. 31,
(In Billions of Dollars)      Banks          Sector         Sector         Total       Franchises             1996             1995
- -----------------------------------------------------------------------------------------------------------------------------------
United Kingdom..............   $0.4            $0.1           $4.4          $4.9             $3.1             $8.0             $7.6
Brazil (C)..................    0.3             2.1            2.2           4.6              1.9              6.5              5.1
Japan.......................    0.5             0.2            1.7           2.4              0.7              3.1              3.6
Argentina (C)...............    0.1              --            2.4           2.5              0.6              3.1              2.9
Mexico......................    0.1             2.0            0.6           2.7              0.3              3.0              2.9
Germany.....................    0.2             0.8            0.3           1.3              1.5              2.8              2.7
Singapore...................     --             0.1            1.1           1.2              1.5              2.7              2.5
- -----------------------------------------------------------------------------------------------------------------------------------


(A) Legally binding cross-border and non-local currency commitments, including irrevocable letters of credit and commitments to extend credit, after adjustments to assign externally guaranteed commitments to the country of the guarantor, amounted to $6.3 billion in the United Kingdom, $1.8 billion in Japan, $1.0 billion in Germany, $0.3 billion in Singapore, $0.1 billion in each of Argentina and Brazil, and less than $0.1 billion in Mexico at June 30, 1996.

(B) At June 30, 1996, cross-border and non-local currency outstandings in Australia ($2.1 billion) and South Korea ($2.1 billion) were between .75% and 1.0% of total assets. At December 31, 1995, such countries were Singapore ($2.5 billion), Australia ($2.4 billion), and South Korea ($2.1 billion).

(C) Includes outstandings funded with non-local currency liabilities where the fund providers agree that, in the event their claims cannot be repaid in U.S. dollars or other non-local currency due to a sovereign event, they will accept payment in local currency or wait to receive the non-local currency at such time as it becomes available. Such amounts at June 30, 1996 and December 31, 1995, were $1.9 billion and $1.4 billion, respectively, in Brazil and $1.6 billion for each period in Argentina.


- ---------------------------------------------------------------------------------------------------------------------------
Cross-Border and Non-Local Currency Claims on Third Parties
- ---------------------------------------------------------------------------------------------------------------------------
                                                       Public             Private             June 30,            Dec. 31,
(In Billions of Dollars)           Banks               Sector              Sector                 1996                1995
- ---------------------------------------------------------------------------------------------------------------------------
Developed Markets (A)...........   $ 2.8               $  2.4              $ 11.8               $ 17.0              $ 15.2
Emerging Markets (A):
      Latin America (B).........     0.7                  5.7                 6.6                 13.0                11.7
      Asia......................     1.3                  0.9                 6.5                  8.7                 7.9
      Other.....................     1.2                  0.8                 0.8                  2.8                 2.5
                                  ----------------------------------------------------------------------------------------
Total (C).......................   $ 6.0               $  9.8              $ 25.7               $ 41.5              $ 37.3
                                  ----------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------


(A) Developed markets comprise activities in North America, Europe, and Japan. Emerging markets comprise activities in all other geographic areas.

(B) Cross-border and non-local currency claims on third parties in Latin America of $13.0 billion at June 30, 1996 compared with $11.7 billion at December 31, 1995. The increase primarily reflects the effect of short-term trade related transactions as well as increases in the value of Brady bonds held in the available-for-sale portfolio (see additional discussion on securities on page 38).

(C) Includes investments in affiliates of $1.3 billion at June 30, 1996 and December 31, 1995.
- --------------------------------------------------------------------------------

                                                                 CITICORP [LOGO]



- ----------------------------------------------------------------------------------------------------------------------------------
Average Balances and Interest Rates (Taxable Equivalent Basis) (A) (B)
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Second Quarter 1996
                                                                                 --------------------------------------------------
                                                                                        Average                         % Average
(In Millions of Dollars)                                                                 Volume          Interest            Rate
- ----------------------------------------------------------------------------------------------------------------------------------
Interest Revenue -
     Consumer Loans, Net of            In U.S. Offices                                 $ 52,942            $1,400           10.64
        Unearned Income (C)            In Offices Outside the U.S. (D)                   51,110             1,607           12.65
                                                                                 --------------------------------------------------
                                             Total Consumer Loans                       104,052             3,007           11.62
                                                                                 --------------------------------------------------
     Commercial Loans, Net of          In U.S. Offices
        Unearned Income (C)            Commercial and Industrial                          8,938               212            9.54
                                       Mortgage and Real Estate                           4,515                81            7.22
                                       Loans to Financial Institutions                      456                 9            7.94
                                       Lease Financing                                    3,214                54            6.76
                                       In Offices Outside the U.S. (D)                   43,079             1,177           10.99
                                                                                 --------------------------------------------------
                                             Total Commercial Loans                      60,202             1,533           10.24
                                                                                 --------------------------------------------------
                                             Total Loans                                164,254             4,540           11.12
                                                                                 --------------------------------------------------
Funds Sold and Resale Agreements       In U.S. Offices                                   10,382               133            5.15
                                       In Offices Outside the U.S. (D)                    3,525               113           12.89
                                                                                 --------------------------------------------------
                                             Total                                       13,907               246            7.11
                                                                                 --------------------------------------------------
Securities- Available for Sale         In U.S. Offices
                                       U.S. Treasury and Federal Agencies                 3,223                45            5.62
                                       State and Municipal                                1,640                25            6.13
                                       Other                                              2,475                35            5.69
                                       In Offices Outside the U.S. (D)                   13,932               322            9.30
                                                                                 --------------------------------------------------
                                             Total                                       21,270               427            8.07
                                                                                 --------------------------------------------------
Securities- Held to Maturity           In U.S. Offices
                                       U. S. Treasury and Federal Agencies                   --                --              --
                                       In Offices Outside the U.S. (D)                                         --              --
                                                                                             --
                                                                                 --------------------------------------------------
                                             Total                                           --                --              --
                                                                                 --------------------------------------------------
Venture Capital                        In U.S. Offices                                    1,545                 8            2.08
                                       In Offices Outside the U.S.                          315                10           12.77
                                                                                 --------------------------------------------------
                                             Total                                        1,860                18            3.89
                                                                                 --------------------------------------------------
                                             Total Securities                            23,130               445            7.74
                                                                                 --------------------------------------------------
Trading Account Assets                 In U.S. Offices                                    5,492                81            5.93
                                       In Offices Outside the U.S. (D)                   11,566               240            8.35
                                                                                 --------------------------------------------------
                                             Total                                       17,058               321            7.57
Deposits at Interest with Banks        Principally Outside the U.S. (D)                  12,213               207            6.82
                                                                                 --------------------------------------------------
                                       Total Interest-Earning Assets                    230,562            $5,759           10.05
                                                                                                         ==========================
                                       Non-Interest-Earning Assets (E)                   37,565
                                                                                 --------------
Total Assets                                                                           $268,127
                                                                                 ==============
Interest Expense-Deposits              In U.S. Offices
                                       Savings Deposits                                $ 25,826            $  185            2.88
                                       Other Time Deposits                               12,549               165            5.29
                                                                                 --------------------------------------------------
                                       Total U.S. Interest-Bearing Deposits              38,375               350            3.67
                                       In Offices Outside the U.S. (D)                  113,763             1,818            6.43
                                                                                 --------------------------------------------------
                                             Total                                      152,138             2,168            5.73
                                                                                 --------------------------------------------------
Trading Account Liabilities            In U.S. Offices                                    2,720                41            6.06
                                       In Offices Outside the U.S. (D)                    2,339                18            3.10
                                                                                 --------------------------------------------------
                                             Total                                        5,059                59            4.69
                                                                                 --------------------------------------------------
Funds Borrowed                         In U.S. Offices
                                       Fed Funds Purchased and Sec. Sold                 11,548               139            4.84
                                       Commercial Paper                                   1,735                23            5.33
                                       Other Purchased Funds                              2,456                81           13.26
                                       Long-Term Debt and Sub. Notes                     14,815               230            6.24
                                                                                 --------------------------------------------------
                                             Total in U.S. Offices                       30,554               473            6.23
                                       In Offices Outside the U.S. (D)                   10,541               323           12.32
                                                                                 --------------------------------------------------
                                             Total                                       41,095               796            7.79
                                                                                 --------------------------------------------------
                                       Total Interest-Bearing Liabilities               198,292             3,023            6.13
                                                                                                         ==========================
                                       Demand Deposits in U.S. Offices                   12,035
                                       Other Non-Interest-Bearing Liabilities (E)        38,009
                                       Total Stockholders' Equity                        19,791
                                                                                 --------------
Total Liabilities and
    Stockholders' Equity                                                               $268,127
                                                                                 ==================================================
Net Interest Revenue as a
    Percentage of Average
    Interest-Earning Assets                                                                                $2,736            4.77
                                                                                                         -------------------------
- ----------------------------------------------------------------------------------------------------------------------------------


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

- --------------------------------------------------------------------------------

                                                                 CITICORP [LOGO]



- ------------------------------------------------------------------------------------------------------------------------------
Average Balances and Interest Rates (Taxable Equivalent Basis) (A) (B) (continued)
- ------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Second Quarter 1995
                                                                                       ---------------------------------------
                                                                                             Average                 % Average
(In Millions of Dollars)                                                                      Volume   Interest           Rate
- ------------------------------------------------------------------------------------------------------------------------------
Interest Revenue -
    Consumer Loans, Net of                 In U.S. Offices                                  $ 49,748     $1,368          11.03
        Unearned Income (C)                In Offices Outside the U.S. (D)                    48,935      1,605          13.16
                                                                                       ---------------------------------------
                                              Total Consumer Loans                            98,683      2,973          12.08
                                                                                       ---------------------------------------
    Commercial Loans, Net of               In U.S. Offices
        Unearned Income (C)                Commercial and Industrial                          10,225        220           8.63
                                           Mortgage and Real Estate                            5,684        109           7.69
                                           Loans to Financial Institutions                       392          4           4.09
                                           Lease Financing                                     3,207         59           7.38
                                           In Offices Outside the U.S. (D)                    37,559      1,003          10.71
                                                                                       ---------------------------------------
                                              Total Commercial Loans                          57,067      1,395           9.80
                                                                                       ---------------------------------------
                                              Total Loans                                    155,750      4,368          11.25
                                                                                       ---------------------------------------
Funds Sold and Resale Agreements           In U.S. Offices                                    13,186        197           5.99
                                           In Offices Outside the U.S. (D)                     2,076         61          11.79
                                                                                       ---------------------------------------
                                              Total                                           15,262        258           6.78
                                                                                       ---------------------------------------
Securities- Available for Sale             In U.S. Offices
                                           U.S. Treasury and Federal Agencies                  2,078         29           5.60
                                           State and Municipal                                 1,590         26           6.56
                                           Other                                               1,501         24           6.41
                                           In Offices Outside the U.S. (D)                     7,551        211          11.21
                                                                                       ---------------------------------------
                                              Total                                           12,720        290           9.14
                                                                                       ---------------------------------------
Securities- Held to Maturity               In U.S. Offices
                                           U. S. Treasury and Federal Agencies                 1,529         25           6.56
                                           In Offices Outside the U.S. (D)                     3,443         61           7.11
                                                                                       ---------------------------------------
                                              Total                                            4,972         86           6.94
                                                                                       ---------------------------------------
Venture Capital                            In U.S. Offices                                     1,408         12           3.42
                                           In Offices Outside the U.S.                           282          4           5.69
                                                                                       ---------------------------------------
                                              Total                                            1,690         16           3.80
                                                                                       ---------------------------------------
                                              Total Securities                                19,382        392           8.11
                                                                                       ---------------------------------------
Trading Account Assets                     In U.S. Offices                                    12,422        207           6.68
                                           In Offices Outside the U.S. (D)                    10,503        295          11.27
                                                                                       ---------------------------------------
                                              Total                                           22,925        502           8.78
Deposits at Interest with Banks            Principally Outside the U.S. (D)                   11,567        201           6.97
                                                                                       ---------------------------------------
                                           Total Interest-Earning Assets                     224,886     $5,721          10.20
                                                                                                         =====================
                                           Non-Interest-Earning Assets (E)                    48,238
                                                                                       -------------
Total Assets                                                                                $273,124
                                                                                       =============
Interest Expense-Deposits                  In U.S. Offices
                                           Savings Deposits                                 $ 24,558     $  189           3.09
                                           Other Time Deposits                                11,793        211           7.18
                                                                                       ---------------------------------------
                                           Total U.S. Interest-Bearing Deposits               36,351        400           4.41
                                           In Offices Outside the U.S. (D)                   111,534      1,778           6.39
                                                                                       ---------------------------------------
                                              Total                                          147,885      2,178           5.91
                                                                                       ---------------------------------------
Trading Account Liabilities                In U.S. Offices                                     2,414         38           6.31
                                           In Offices Outside the U.S. (D)                     1,112         24           8.66
                                                                                       ---------------------------------------
                                              Total                                            3,526         62           7.05
                                                                                       ---------------------------------------
Funds Borrowed                             In U.S. Offices
                                           Fed Funds Purchased and Sec. Sold                  17,487        245           5.62
                                           Commercial Paper                                    1,545         30           7.79
                                           Other Purchased Funds                               3,438         83           9.68
                                           Long-Term Debt and Sub. Notes                      14,439        267           7.42
                                                                                       ---------------------------------------
                                              Total in U.S. Offices                           36,909        625           6.79
                                           In Offices Outside the U.S. (D)                     9,315        380          16.36
                                                                                       ---------------------------------------
                                              Total                                           46,224      1,005           8.72
                                                                                       ---------------------------------------
                                           Total Interest-Bearing Liabilities                197,635      3,245           6.59
                                                                                                         ---------------------
                                           Demand Deposits in U.S. Offices                    11,478
                                           Other Non-Interest-Bearing Liabilities (E)         45,117
                                           Total Stockholders' Equity                         18,894
                                                                                       -------------
Total Liabilities and
    Stockholders' Equity                                                                    $273,124
                                                                                       ---------------------------------------
Net Interest Revenue as a
    Percentage of Average
    Interest-Earning Assets                                                                              $2,476           4.42
                                                                                                         ---------------------
- ------------------------------------------------------------------------------------------------------------------------------



- ------------------------------------------------------------------------------------------------------------------------------
Average Balances and Interest Rates (Taxable Equivalent Basis) (A) (B) (continued)
- ------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Six Months 1996
                                                                                       ---------------------------------------
                                                                                             Average                 % Average
(In Millions of Dollars)                                                                      Volume   Interest           Rate
- ------------------------------------------------------------------------------------------------------------------------------
Interest Revenue -
    Consumer Loans, Net of                 In U.S. Offices                                  $ 53,160    $ 2,869          10.85
        Unearned Income (C)                In Offices Outside the U.S. (D)                    50,810      3,210          12.70
                                                                                       ---------------------------------------
                                              Total Consumer Loans                           103,970      6,079          11.76
                                                                                       ---------------------------------------
    Commercial Loans, Net of               In U.S. Offices
        Unearned Income (C)                Commercial and Industrial                           9,179        424           9.29
                                           Mortgage and Real Estate                            4,552        163           7.20
                                           Loans to Financial Institutions                       453         14           6.21
                                           Lease Financing                                     3,216        106           6.63
                                           In Offices Outside the U.S. (D)                    42,240      2,313          11.01
                                                                                       ---------------------------------------
                                              Total Commercial Loans                          59,640      3,020          10.18
                                                                                       ---------------------------------------
                                              Total Loans                                    163,610      9,099          11.18
                                                                                       ---------------------------------------
Funds Sold and Resale Agreements           In U.S. Offices                                    10,161        260           5.15
                                           In Offices Outside the U.S. (D)                     3,457        242          14.08
                                                                                       ---------------------------------------
                                              Total                                           13,618        502           7.41
                                                                                       ---------------------------------------
Securities- Available for Sale             In U.S. Offices
                                           U.S. Treasury and Federal Agencies                  3,264         92           5.67
                                           State and Municipal                                 1,618         51           6.34
                                           Other                                               2,256         63           5.62
                                           In Offices Outside the U.S. (D)                    12,918        601           9.36
                                                                                       ---------------------------------------
                                              Total                                           20,056        807           8.09
                                                                                       ---------------------------------------
Securities- Held to Maturity               In U.S. Offices
                                           U. S. Treasury and Federal Agencies                    --         --             --
                                           In Offices Outside the U.S. (D)                        --         --             --
                                                                                       ---------------------------------------
                                              Total                                               --         --             --
                                                                                       ---------------------------------------
Venture Capital                            In U.S. Offices                                     1,556         11           1.42
                                           In Offices Outside the U.S.                           320         14           8.80
                                                                                       ---------------------------------------
                                              Total                                            1,876         25           2.68
                                                                                       ---------------------------------------
                                              Total Securities                                21,932        832           7.63
                                                                                       ---------------------------------------
Trading Account Assets                     In U.S. Offices                                     6,180        176           5.73
                                           In Offices Outside the U.S. (D)                    12,351        531           8.65
                                                                                       ---------------------------------------
                                              Total                                           18,531        707           7.67
                                                                                       ---------------------------------------
Deposits at Interest with Banks            Principally Outside the U.S. (D)                   11,916        403           6.80
                                                                                       ---------------------------------------
                                           Total Interest-Earning Assets                     229,607    $11,543          10.11
                                                                                                         =====================
                                           Non-Interest-Earning Assets (E)                    38,622
                                                                                       -------------
Total Assets                                                                                $268,229
                                                                                       =============
Interest Expense-Deposits                  In U.S. Offices
                                           Savings Deposits                                 $ 25,587    $   376           2.96
                                           Other Time Deposits                                12,605        319           5.09
                                                                                       ---------------------------------------
                                           Total U.S. Interest-Bearing Deposits               38,192        695           3.66
                                           In Offices Outside the U.S. (D)                   113,700      3,659           6.47
                                                                                       ---------------------------------------
                                              Total                                          151,892      4,354           5.76
                                                                                       ---------------------------------------
Trading Account Liabilities                In U.S. Offices                                     2,807         82           5.87
                                           In Offices Outside the U.S. (D)                     2,113         56           5.33
                                                                                       ---------------------------------------
                                           Total                                               4,920        138           5.64
                                                                                       ---------------------------------------
Funds Borrowed                             In U.S. Offices
                                           Fed Funds Purchased and Sec. Sold                  11,895        285           4.82
                                           Commercial Paper                                    1,718         46           5.38
                                           Other Purchased Funds                               2,411        172          14.35
                                           Long-Term Debt and Sub. Notes                      14,675        464           6.36
                                                                                       ---------------------------------------
                                              Total in U.S. Offices                           30,699        967           6.33
                                           In Offices Outside the U.S. (D)                    10,230        655          12.88
                                                                                       ---------------------------------------
                                              Total                                           40,929      1,622           7.97
                                                                                       ---------------------------------------
                                           Total Interest-Bearing Liabilities                197,741      6,114           6.22
                                                                                                         ---------------------
                                           Demand Deposits in U.S. Offices                    12,249
                                           Other Non-Interest-Bearing Liabilities (E)         38,479
                                           Total Stockholders' Equity                         19,760
                                                                                       -------------
Total Liabilities and
    Stockholders' Equity                                                                    $268,229
                                                                                       =============     ---------------------
Net Interest Revenue as a
    Percentage of Average
    Interest-Earning Assets                                                                              $5,429           4.75
                                                                                                         ---------------------
- ------------------------------------------------------------------------------------------------------------------------------



- ------------------------------------------------------------------------------------------------------------------------------
Average Balances and Interest Rates (Taxable Equivalent Basis) (A) (B) (continued)
- ------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Six Months 1995
                                                                                       ---------------------------------------
                                                                                             Average                 % Average
(In Millions of Dollars)                                                                      Volume   Interest           Rate
- ------------------------------------------------------------------------------------------------------------------------------
Interest Revenue -
    Consumer Loans, Net of                 In U.S. Offices                                  $ 49,387    $ 2,704          11.04
        Unearned Income (C)                In Offices Outside the U.S. (D)                    48,067      3,090          12.96
                                                                                       ---------------------------------------
                                              Total Consumer Loans                            97,454      5,794          11.99
                                                                                       ---------------------------------------
    Commercial Loans, Net of               In U.S. Offices
        Unearned Income (C)                Commercial and Industrial                          10,429        457           8.84
                                           Mortgage and Real Estate                            5,803        220           7.65
                                           Loans to Financial Institutions                       366          7           3.86
                                           Lease Financing                                     3,224        118           7.38
                                           In Offices Outside the U.S. (D)                    36,857      2,114          11.57
                                                                                       ---------------------------------------
                                              Total Commercial Loans                          56,679      2,916          10.37
                                                                                       ---------------------------------------
                                              Total Loans                                    154,133      8,710          11.40
                                                                                       ---------------------------------------
Funds Sold and Resale Agreements           In U.S. Offices                                    13,333        383           5.79
                                           In Offices Outside the U.S. (D)                     2,021        126          12.57
                                                                                       ---------------------------------------
                                              Total                                           15,354        509           6.69
                                                                                       ---------------------------------------
Securities- Available for Sale             In U.S. Offices
                                           U.S. Treasury and Federal Agencies                  2,065         58           5.66
                                           State and Municipal                                 1,603         52           6.54
                                           Other                                               1,453         45           6.25
                                           In Offices Outside the U.S. (D)                     7,864        409          10.49
                                                                                       ---------------------------------------
                                              Total                                           12,985        564           8.76
                                                                                       ---------------------------------------
Securities- Held to Maturity               In U.S. Offices
                                           U. S. Treasury and Federal Agencies                 1,557         51           6.61
                                           In Offices Outside the U.S. (D)                     3,384        124           7.39
                                                                                       ---------------------------------------
                                              Total                                            4,941        175           7.14
                                                                                       ---------------------------------------
Venture Capital                            In U.S. Offices                                     1,438         16           2.24
                                           In Offices Outside the U.S.                           273          8           5.91
                                                                                       ---------------------------------------
                                              Total                                            1,711         24           2.83
                                                                                       ---------------------------------------
                                              Total Securities                                19,637        763           7.84
                                                                                       ---------------------------------------
Trading Account Assets                     In U.S. Offices                                    13,277        450           6.83
                                           In Offices Outside the U.S. (D)                    10,684        512           9.66
                                                                                       ---------------------------------------
                                              Total                                           23,961        962           8.10
                                                                                       ---------------------------------------
Deposits at Interest with Banks            Principally Outside the U.S. (D)                   11,216        382           6.87
                                                                                       ---------------------------------------
                                           Total Interest-Earning Assets                     224,301    $11,326          10.18
                                                                                                         =====================
                                           Non-Interest-Earning Assets (E)                    46,788
                                                                                       -------------
Total Assets                                                                                $271,089
                                                                                       =============
Interest Expense-Deposits                  In U.S. Offices
                                           Savings Deposits                                 $ 24,498    $   368           3.03
                                           Other Time Deposits                                11,513        400           7.01
                                                                                       ---------------------------------------
                                           Total U.S. Interest-Bearing Deposits               36,011        768           4.30
                                           In Offices Outside the U.S. (D)                   110,388      3,666           6.70
                                                                                       ---------------------------------------
                                              Total                                          146,399      4,434           6.11
                                                                                       ---------------------------------------
Trading Account Liabilities                In U.S. Offices                                     2,822         90           6.43
                                           In Offices Outside the U.S. (D)                     1,177         55           9.42
                                                                                       ---------------------------------------
                                           Total                                               3,999        145           7.31
                                                                                       ---------------------------------------
Funds Borrowed                             In U.S. Offices
                                           Fed Funds Purchased and Sec. Sold                  18,351        502           5.52
                                           Commercial Paper                                    1,753         52           5.98
                                           Other Purchased Funds                               3,353        164           9.86
                                           Long-Term Debt and Sub. Notes                      14,452        532           7.42
                                                                                       ---------------------------------------
                                              Total in U.S. Offices                           37,909      1,250           6.65
                                           In Offices Outside the U.S. (D)                     9,512        688          14.59
                                                                                       ---------------------------------------
                                              Total                                           47,421      1,938           8.24
                                                                                       ---------------------------------------
                                           Total Interest-Bearing Liabilities                197,819      6,517           6.64
                                                                                                         ---------------------
                                           Demand Deposits in U.S. Offices                    11,543
                                           Other Non-Interest-Bearing Liabilities (E)         43,322
                                           Total Stockholders' Equity                         18,405
                                                                                       -------------
Total Liabilities and
    Stockholders' Equity                                                                    $271,089
                                                                                       =============     ---------------------
Net Interest Revenue as a
    Percentage of Average
    Interest-Earning Assets                                                                             $4,809            4.32
                                                                                                         ---------------------
- ------------------------------------------------------------------------------------------------------------------------------



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

- --------------------------------------------------------------------------------

                                                                 CITICORP [LOGO]


- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the Quarterly Period
  Ended June 30, 1996                             Commission file number 1-5738


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


Yes X     No
   ---      ---


Citicorp Common Stock........                                       473,163,674
($1.00 Par Value)                         (Shares Outstanding on June 30, 1996)

                                                                 CITICORP [LOGO]


- --------------------------------------------------------------------------------
FORM 10-Q CROSS-REFERENCE INDEX
- --------------------------------------------------------------------------------


This document serves both as an analytical review for analysts, stockholders and other interested persons and as the quarterly report filed on Form 10-Q with the Securities and Exchange Commission.

                                                                                                              Page
                                                                                                              ----
Part I    Financial Information

           Item 1 -     Consolidated Financial Statements

                        Consolidated Financial Statements, Schedules, and Statistics

                        Statement of Income for  the Quarters and Six Months Ended
                        June 30, 1996 and 1995.............................................................     33

                        Balance Sheet as of
                        June 30, 1996 and December 31, 1995................................................     34

                        Statement of Cash Flows for the Six Months Ended
                        June 30, 1996 and 1995.............................................................     36

                        Calculation of Earnings Per Share..................................................     41

           Item 2 -     Management's Discussion and Analysis of Financial Condition and
                         Results of Operations.............................................................   2-32


Part II    Other Information

           Item 4 -     Submission of Matters to a Vote of Security Holders................................     47

           Item 6 -     Exhibits and Reports on Form 8-K...................................................     47

           Signatures   ...................................................................................     49


In the opinion of the management of Citicorp, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the six months ended June 30, 1996 and 1995 have been included.

                                                                 CITICORP [LOGO]


Item 4 -                Submission of Matters to a Vote of Security Holders
                        ---------------------------------------------------

At the annual meeting of stockholders of Citicorp held on April 16, 1996 the following matters were voted on by the stockholders:

                        1. The election of directors of Citicorp to hold office
                           until the 1997 annual meeting and until the election and qualification of their successors. Each nominee was elected to the Board of Directors of Citicorp by votes cast as follows:


                                                                                   Against/            Broker
                        Name                                  For                  Withheld            Non-Votes        Abstentions
                        ----                                  ---                  --------            ---------        -----------
                        D. Wayne Calloway                     399,061,319          247,915             0                1,083,688
                        Pei-yuan Chia                         398,946,352          362,882             0                1,083,688
                        Paul J. Collins                       398,973,525          335,709             0                1,083,688
                        Kenneth T. Derr                       399,158,119          151,115             0                1,083,688
                        Reuben Mark                           399,169,364          139,870             0                1,083,688
                        Richard D. Parsons                    398,913,672          395,562             0                1,083,688
                        John S. Reed                          398,936,959          372,275             0                1,083,688
                        William R. Rhodes                     399,200,581          108,653             0                1,083,688
                        Rozanne L. Ridgway                    398,942,245          366,989             0                1,083,688
                        H. Onno Ruding                        398,955,311          353,923             0                1,083,688
                        Robert B. Shapiro                     399,161,783          147,451             0                1,083,688
                        Frank A. Shrontz                      399,176,788          132,446             0                1,083,688
                        Franklin A. Thomas                    399,090,689          218,545             0                1,083,688
                        Edgar S. Woolard, Jr.                 399,174,665          134,569             0                1,083,688


                        2. The selection of KPMG Peat Marwick LLP as independent
                           auditors of Citicorp. The selection of KPMG Peat Marwick LLP was ratified by votes of 398,300,157 for, 814,076 against/withheld, 0 broker non-votes and 1,286,538 abstentions.


                        3. A stockholder proposal relating to cumulative voting
                           for directors. Such proposal was defeated by votes of 238,700,644 against/withheld, 83,882,143 for,
                           66,593,372 broker non-votes and 11,224,612
                           abstentions.


                        4. A stockholder proposal relating to the appointment of
                           a President and Chief Operating Officer. Such proposal was defeated by votes of 316,578,801 against/withheld, 11,360,052 for, 66,592,575 broker non-votes and 5,929,343 abstentions.


                        5. A stockholder proposal relating to a limitation on
                           salary increases for and grants of stock options to executives in the event of a cut in the dividend paid on shares of common stock. Such proposal was defeated by votes of 305,961,768 against/withheld, 21,918,252 for, 66,927,866 broker non-votes and 5,592,885 abstentions.


Item 6 -                Exhibits and Reports on Form 8-K
                        --------------------------------


           a) Exhibit 4.1. Certificate of Designations relating to Citicorp Fixed/Adjustable Rate Cumulative Preferred Stock, Series 23 (incorporated herein by reference to Exhibit 2.1 from Citicorp's Registration Statement on Form 8-A, File No. 1-4041).

                                                                 CITICORP [LOGO]


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

                        Citicorp filed a Form 8-K Current Report dated July 16, 1996 (Item 5) which report included a summary of the consolidated operations of Citicorp for the six month period ended June 30, 1996 and (Item 7) the calculation of the ratio of income to fixed charges (Exhibit 12(a) thereto) and the calculation of the ratio of income to fixed charges including preferred stock dividends (Exhibit 12(b) thereto).

                                                                 CITICORP [LOGO]


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                               CITICORP By:
                               Registrant
                                                     /S/ Thomas E. Jones
                                                     -------------------------
                                                     Thomas E. Jones
                                                     Executive Vice President
                                                     Principal Financial Officer




                                                     /S/ George E. Seegers
                                                     -------------------------
                                                     George E. Seegers
                                                     Assistant Secretary








Date:  August 12, 1996