Form 10-Q
period 1996-09-30
CITICORP
filed 1996-11-13
CIK 20405

                               FINANCIAL REVIEW
                                 AND FORM 10-Q

                                 THIRD QUARTER
                                     1996



                                                                  CITICORP[LOGO]

                                                                  CITICORP[LOGO]

TABLE OF CONTENTS                                                                    PAGE
FINANCIAL SUMMARY........................................................................1
BUSINESS DISCUSSIONS.....................................................................4
   Earnings Summary......................................................................4
   Consumer..............................................................................5
     Citibanking.........................................................................6
     Cards...............................................................................7
     Private Bank........................................................................8
     Consumer Businesses in Emerging Markets.............................................9
     Consumer Businesses in Developed Markets............................................9
     Consumer Portfolio Review..........................................................10
   Corporate Banking....................................................................12
     Emerging Markets...................................................................13
     Global Relationship Banking........................................................14
   Corporate Items......................................................................15
MANAGING GLOBAL RISK....................................................................16
   Liquidity............................................................................16
   Price Risk...........................................................................16
   Derivative and Foreign Exchange Contracts............................................17
   Estimated Fair Value of Financial Instruments........................................21
   Capital..............................................................................22
STATEMENT OF INCOME ANALYSIS............................................................25
   Net Interest Revenue (Taxable Equivalent Basis)......................................25
   Fee and Commission Revenue...........................................................26
   Trading-Related Revenue..............................................................27
   Securities Transactions..............................................................28
   Other Revenue........................................................................28
   Provision and Allowance for Credit Losses............................................29
   Operating Expense....................................................................30
   Income Taxes.........................................................................31
   Effect of Credit Card Receivables Securitizations....................................31
   Future Impact of Recently Issued Accounting Standards................................31
CONSOLIDATED FINANCIAL STATEMENTS.......................................................33
   Consolidated Statement of Income.....................................................33
   Consolidated Balance Sheet...........................................................34
   Consolidated Statement of Changes in Stockholders' Equity............................35
   Consolidated Statement of Cash Flows.................................................36
   CITIBANK, N.A. and Subsidiaries Consolidated Balance Sheet...........................37
OTHER FINANCIAL INFORMATION.............................................................38
   Securities...........................................................................38
   Trading Account Assets and Liabilities...............................................38
   Cash-Basis, Renegotiated, and Past Due Loans.........................................39
   Other Real Estate Owned and Assets Pending Disposition...............................39
   Details of Credit Loss Experience....................................................40
   Calculation of Earnings Per Share....................................................41
   Cross-Border and Non-Local Currency Outstandings.....................................42
   Average Balances and Interest Rates (Taxable Equivalent Basis).......................43
FORM 10-Q...............................................................................45
   Form 10-Q Cross-Reference Index......................................................46
SIGNATURES..............................................................................48

                                                                  CITICORP[LOGO]

-------------------------------------------------------------------------------------------
FINANCIAL SUMMARY
-------------------------------------------------------------------------------------------

                                                           Third Quarter         Nine Months
                                                    -----------------------------------------
                                                          1996       1995      1996      1995
----------------------------------------------------------------------------------------------
NET INCOME (In Millions of Dollars)...............        $935       $877    $2,801    $2,559
----------------------------------------------------------------------------------------------

NET INCOME PER SHARE (A)
   On Common and Common Equivalent Shares.........       $1.85      $1.79     $5.53     $5.29

   Assuming Full Dilution.........................       $1.85      $1.62     $5.45     $4.72

COMMON STOCKHOLDERS' EQUITY PER SHARE.............      $38.94     $37.99

CLOSING STOCK PRICE AT QUARTER END................      $90.63     $70.75

----------------------------------------------------------------------------------------------
FINANCIAL RATIOS
Return on Total Assets............................       1.39%      1.31%     1.40%     1.27%

Return on Common Stockholders' Equity.............      19.87%     20.12%    20.27%    20.90%

Return on Total Stockholders' Equity..............      18.57%     17.91%    18.85%    18.25%

-----------------------------------------------------------------------------------------------

CAPITAL (Dollars in Billions) (see page 22)  Sept. 30,  June 30,  Mar. 31,   Dec. 31, Sept. 30,
                                                 1996      1996      1996       1995      1995
                                          -----------------------------------------------------
Tier 1..................................        $19.3     $19.1     $19.0      $18.9     $18.6
Total (Tier 1 and 2)....................         28.5      28.2      28.0       27.7      27.3

Tier 1 Ratio............................        8.36%     8.38%     8.42%      8.41%     8.38%
Total Ratio (Tier 1 and 2)..............       12.40%    12.35%    12.37%     12.33%    12.31%
Leverage Ratio..........................        7.47%     7.49%     7.44%      7.45%     7.35%

Common Equity as a
 Percentage of Total Assets.............        6.74%     6.69%     6.71%      6.43%     6.27%
Total Equity as a
  Percentage of Total Assets............        7.50%     7.47%     7.50%      7.62%     7.57%

-------------------------------------------------------------------------------------------------
EARNINGS ANALYSIS
(In Millions of Dollars)         3rd Qtr. 2nd Qtr. 1st Qtr. 4th Qtr. 3rd Qtr.  2nd Qtr. 1st Qtr.
                                     1996     1996     1996     1995     1995      1995     1995
                               ------------------------------------------------------------------
Total Revenue................      $5,010   $4,993   $4,828   $4,789   $4,757    $4,689   $4,443
Effect of Credit Card
 Securitizations (B).........         360      349      294      250      219       226      222
Net Cost To Carry (C)........         (8)     (26)      (5)        8        7         8        -
                               ------------------------------------------------------------------
ADJUSTED REVENUE.............       5,362    5,316    5,117    5,047    4,983     4,923    4,665
                               ------------------------------------------------------------------
Total Operating Expense......       3,078    2,978    2,860    2,818    2,793     2,798    2,693
Net OREO Benefits (D)........           8       17       12       59       33        13        -
                               ------------------------------------------------------------------
ADJUSTED OPERATING EXPENSE...       3,086    2,995    2,872    2,877    2,826     2,811    2,693
                               ------------------------------------------------------------------
OPERATING MARGIN.............       2,276    2,321    2,245    2,170    2,157     2,112    1,972
Consumer Credit Costs (E)....         803      762      706      688      633       616      536
Commercial Credit Costs (F)..        (60)     (27)       15     (14)       61        23        2
                               -------------------------------------------------------------------
OPERATING MARGIN LESS CREDIT
 COSTS.......................       1,533    1,586    1,524    1,496    1,463     1,473    1,434
Additional Provision (G).....          50       50       50       56       75        75       75
                               -------------------------------------------------------------------
INCOME BEFORE TAXES..........       1,483    1,536    1,474    1,440    1,388     1,398    1,359
Income Taxes.................         548      584      560      535      511       545      530
                               -------------------------------------------------------------------
NET INCOME...................      $  935   $  952   $  914   $  905   $  877    $  853   $  829
=================================================================================================

(A) Based on net income less preferred stock dividends, except when conversion is assumed. See page 41 for details.
(B) For a description of the effect of credit card receivables securitizations see page 31.
(C) Principally the net cost to carry commercial cash-basis loans and other real estate owned ("OREO").
(D) Principally gains and losses on sales, direct revenue and expense, and writedowns of commercial OREO.
(E) Principally consumer net credit write-offs adjusted for the effect of credit card receivables securitizations.
(F) Includes commercial net credit write-offs, net cost to carry, and net OREO benefits.
(G) Primarily charges for credit losses in excess of net write-offs. See page 29 for discussion.
--------------------------------------------------------------------------------

                                                                  CITICORP[LOGO]

Citicorp reported third quarter net income of $935 million or $1.85 per fully diluted common share, up 7% and 14%, respectively, compared with $877 million, or $1.62 a year ago. Net income included a charge of $40 million after-tax, or $0.08 per fully diluted common share, related to the U.S. Savings Association Insurance Fund ("SAIF"). Excluding the charge, net income of $975 million increased 11% from the same 1995 quarter and earnings per fully diluted common share of $1.93 was up 19%. Net income for the nine months ended September 30, 1996, totaled $2.8 billion, or $5.45 per fully diluted common share, up 9% and 15%, respectively, compared with $2.6 billion, or $4.72, in the same 1995 period. Excluding the SAIF charge, net income of $2.8 billion increased 11% from the 1995 nine months and earnings per fully diluted common share of $5.53 was up 17%.

Return on common equity of 19.9% and 20.3% in the third quarter and nine months of 1996 remained strong, but was down slightly from a year-ago, reflecting the SAIF charge and higher common equity levels. Excluding the charge, return on common equity was 20.7% and 20.6% in the third quarter and nine months of 1996. Return on average assets was 1.39% and 1.40% in the third quarter and nine months of 1996, compared with 1.31% and 1.27% for the same 1995 periods.

The Consumer businesses earned $466 million and $1.5 billion in the third quarter and nine months of 1996, down 10% and up 4% from the year-ago periods, as higher revenue and margin growth were offset by increased Cards credit costs and the $40 million after-tax effect of the SAIF charge. Earnings in Corporate Banking of $520 million and $1.6 billion in the third quarter and nine months of 1996, were up 34% and 21% from the comparable year- ago periods, reflecting improved credit performance and favorable tax rates, along with relatively flat operating margins.

Adjusted revenue of $5.4 billion and $15.8 billion in the third quarter and nine months of 1996 was up $379 million, or 8%, and $1.2 billion, or 8%, from the comparable year-ago periods. Revenue in the Consumer businesses, including the $64 million pretax SAIF charge, increased 6%, to $3.3 billion for the third quarter (9% for the nine month period), led mostly by growth in Cards, and with strong growth of 12% for the quarter and 15% for the nine months in the emerging markets. Revenue of $1.7 billion and $5.2 billion in the Corporate Banking businesses in the third quarter and nine months of 1996 was up 7% and 4%, as Emerging Markets revenue increased by 14% and 16%, respectively.

Trading-related revenue of $547 million and $1.4 billion in the third quarter and nine months of 1996 was down $11 million, or 2%, and $140 million, or 9%, from the comparable 1995 periods. The declines primarily reflected lower foreign exchange activity and, in the nine month period, a second quarter charge of $60 million related to certain mortgage backed securities activities. Venture capital gains of $129 million for the quarter and $274 million for the 1996 nine months were up $40 million, or 45%, and down $88 million, or 24%, from the comparable year- ago periods, reflecting the robust U.S. equity markets in 1996 and a particularly strong 1995 second quarter.

Adjusted operating expense for the quarter and nine month period increased 9% and 7% from the comparable 1995 periods, primarily reflecting business expansion in the emerging markets (21% increase in the third quarter and 18% in the nine month period), while expense related to Consumer and Corporate Banking activities in the developed markets was up 4% from the year-ago third quarter and 2% from the year-ago nine month period.

Operating margin grew 6% and 10% in the third quarter and nine months of 1996 from the comparable year-ago periods. The incremental revenue to expense ratio was 1.5:1 and 2.0:1 in the third quarter and nine months of 1996 (1.7:1 and 2.1:1 excluding the SAIF charge) and the efficiency ratio (adjusted operating expense as a percentage of adjusted revenue) was 58% in the third quarter and 57% in the nine months of 1996 compared with 57% in both year-ago periods.

Total credit costs, adjusted for the effect of credit card securitizations, were $743 million in the third quarter, up slightly from $735 million in the preceding quarter and up from $694 million in the 1995 third quarter. Consumer credit costs of $803 million in the third quarter of 1996 were up from $762 million in the second quarter and $633 million in the 1995 third quarter, and net credit losses on managed loans were an annualized 2.40%, 2.38%, and 2.02%, respectively. The increases in credit costs and related loss ratios chiefly reflected a continued rise in U.S. bankcards credit losses. Net credit losses on managed U.S. bankcards were $550 million, up $28 million from the 1996 second quarter and up $171 million from the 1995 third quarter, representing net credit loss ratios of 5.11%, 4.99%, and 3.70%, respectively. The managed Consumer loan

                                                                  CITICORP[LOGO]

delinquency ratio (90 days or more past due) decreased to 2.84%, from 2.91% and 3.04% at the end of the preceding and year-ago quarters.

Commercial credit costs remained low at a net credit of $60 million in the quarter. Commercial cash-basis loans and OREO of $1.9 billion at September 30, 1996 were unchanged from June 30, 1996, and were down from $2.6 billion a year earlier. The decrease from the prior year principally reflected continued reductions in the commercial real estate portfolio.

At September 30, 1996, total reserves (including reserves for sold consumer portfolios) were $5.9 billion. Citicorp continued to build its allowance for credit losses, adding $50 million above net credit losses, primarily related to Cards, consistent with the practice in recent quarters.

Citicorp's effective tax rate was 37% in the third quarters of 1996 and 1995, and 38% for the nine month periods of 1996 and 1995.

Total capital (Tier 1 and Tier 2) was $28.5 billion, or 12.40% of net risk-adjusted assets, and Tier 1 capital was $19.3 billion, or 8.36%, at September 30, 1996. During the third quarter and nine months of 1996, Citicorp generated $719 million and $2.2 billion of free capital. With the repurchase of 8.9 million shares of common stock in the quarter for $756 million, the number of shares acquired since June 20, 1995, when the Board of Directors authorized the stock repurchase program, totaled 51.1 million at a cost of $3.8 billion. As expanded in January 1996, the program is authorized to make total purchases for up to $4.5 billion.

                                                                  CITICORP[LOGO]


--------------------------------------------------------------------------------
BUSINESS DISCUSSIONS
--------------------------------------------------------------------------------

The table below and the discussions that follow analyze Citicorp's results by global business areas including its core business franchises of Consumer and Corporate Banking.

--------------------------------------------------------------------------------
EARNINGS SUMMARY
--------------------------------------------------------------------------------

                                        Third Quarter          %          Nine Months         %
                                 ---------------------           ---------------------
 (Dollars In Millions)                 1996   1995(A)     Change      1996    1995(A)    Change
------------------------------------------------------------------------------------------------
Consumer......................         $466      $515       (10)    $1,468     $1,412         4
Corporate Banking (B).........          520       389         34     1,629      1,348        21
                                 ---------------------------------------------------------------
Core Businesses...............          986       904          9     3,097      2,760        12
Corporate Items...............         (51)      (27)       (89)     (296)      (201)      (47)
                                 ---------------------------------------------------------------
TOTAL CITICORP................         $935      $877          7    $2,801     $2,559         9
================================================================================================

SUPPLEMENTAL INFORMATION:
CONSUMER:
   Citibanking................         $159      $162        (2)    $  518     $  447        16
   Cards......................          243       290       (16)       749        808       (7)
   Private Bank...............           64        63          2       201        157        28
                                 ---------------------------------------------------------------
TOTAL.........................         $466      $515       (10)    $1,468     $1,412         4
                                 ===============================================================

   Developed Markets..........         $256      $311       (18)    $  808     $  820       (1)
   Emerging Markets...........          210       204          3       660        592        11
                                 ---------------------------------------------------------------
TOTAL.........................         $466      $515       (10)    $1,468     $1,412         4
================================================================================================

CORPORATE BANKING (B):
   Emerging Markets...........         $345      $262         32    $1,169     $  875        34
   Global Relationship Banking.         175       127         38       460        473       (3)
                                 ---------------------------------------------------------------
TOTAL.........................         $520      $389         34    $1,629     $1,348        21
================================================================================================

(A)   Reclassified to conform to latest quarter's presentation.
(B) Corporate Banking activities also include the results of the Cross-Border Refinancing and the North America Commercial Real Estate portfolios in Emerging Markets and Global Relationship Banking, respectively.

                                                                  CITICORP[LOGO]

--------------------------------------------------------------------------------
CONSUMER
--------------------------------------------------------------------------------

Citicorp's Consumer businesses operate a uniquely global, full-service franchise encompassing branch and electronic banking ("Citibanking"), credit and charge cards ("Cards"), and the Private Bank.

---------------------------------------------------------------------------------------------
                                       Third Quarter         %         Nine Months          %
                                ---------------------          ---------------------
(Dollars In Millions)                 1996   1995(A)    Change       1996   1995(A)    Change
----------------------------------------------------------------------------------------------
Total Revenue (B)............       $2,982    $2,922         2     $8,921    $8,447         6
Effect of Credit Card
 Securitizations.............          360       219        64      1,003       667        50
Net Cost to Carry Cash-
  Basis Loans and OREO.......            1         3      (67)        (9)        10        NM
                                --------------------------------------------------------------
ADJUSTED REVENUE.............        3,343     3,144         6      9,915     9,124         9
                                --------------------------------------------------------------
Total Operating Expense......        1,834     1,700         8      5,380     5,076         6
Net OREO Costs...............          (2)         4        NM        (4)       (5)      (20)
                                --------------------------------------------------------------
ADJUSTED OPERATING EXPENSE...        1,832     1,704         8      5,376     5,071         6
                                --------------------------------------------------------------
OPERATING MARGIN.............        1,511     1,440         5      4,539     4,053        12
                                --------------------------------------------------------------
Net Write-offs...............          440       415         6      1,273     1,103        15
Effect of Credit Card
 Securitizations.............          360       219        64      1,003       667        50
Net Cost to Carry and
  Net OREO Costs.............            3       (1)        NM        (5)        15        NM
                                --------------------------------------------------------------
CREDIT COSTS.................          803       633        27      2,271     1,785        27
                                --------------------------------------------------------------
OPERATING MARGIN LESS CREDIT
 COSTS.......................          708       807      (12)      2,268     2,268         -
Additional Provision.........           50        50         -        150       150         -
                                --------------------------------------------------------------
INCOME BEFORE TAXES..........          658       757      (13)      2,118     2,118         -
Income Taxes.................          192       242      (21)        650       706       (8)
                                --------------------------------------------------------------
NET INCOME...................       $  466    $  515      (10)     $1,468    $1,412         4
==============================================================================================
Average Assets (In Billions
 of Dollars).................         $128      $122         5       $126      $119         6
Return on Assets.............        1.45%     1.67%         -      1.56%     1.59%         -
==============================================================================================

(A) Reclassified to conform to latest quarter's presentation.
(B) Includes $64 million SAIF assessment in the 1996 periods.
NM  Not meaningful, as percentage equals or exceeds 100%.
-----------------------------------------------------------------------------------------------

The Consumer businesses earned $466 million in the third quarter of 1996, compared with $515 million in the 1995 quarter, to reach $1.5 billion in the 1996 nine months, up $56 million or 4% from the nine months of 1995. Earnings in 1996 reflected Citicorp's share of the SAIF assessments under U.S. legislation enacted on September 30, 1996 to replenish the deposit insurance fund for savings banks. The $64 million pretax assessment, which was charged against net interest revenue, was first discussed in Citicorp's third quarter 1995 10-Q filing and approximates 66 basis points on $9.7 billion of covered deposits. Future insurance premiums paid by Citicorp's savings bank subsidiary are expected to decline. Excluding SAIF, net income for the nine months grew 7%.

Adjusted revenue of $3.3 billion and $9.9 billion was up 6% and 9% in the third quarter and nine months of 1996 from the comparable year-ago periods. Excluding the $64 million SAIF assessment, revenue was up 8% and 9%, representing growth across the three Consumer businesses. Adjusted operating expense increased 8% in the third quarter and 6% in the nine months of 1996, principally reflecting spending on initiatives for Citibanking worldwide, Cards in the emerging markets, and for the Private Bank. Expenses in the U.S. bankcard business were essentially unchanged in the quarter and down 3% in the nine months of 1996.

Consumer credit costs of $803 million in the third quarter of 1996 were up from $762 million in the second quarter and $633 million in the 1995 third quarter, and net credit losses on managed loans were an annualized 2.40%, 2.38%, and 2.02%, respectively. The increase in credit costs and related loss ratios chiefly reflected a continued rise in U.S. bankcards credit losses. The provision for credit losses included charges in excess of net write-offs of $50 million and $150 million in the third quarter and nine months of both 1996 and 1995, respectively, reflecting the continued build in the allowance for credit losses, primarily related to Cards.

                                                                  CITICORP[LOGO]

Income taxes are attributed to core businesses on the basis of local tax rates, which resulted in an effective rate of 29% in the third quarter and 31% in the nine months of 1996, compared to 32% and 33% in the comparable year-ago periods, reflecting changes in the nature and geographic mix of earnings. The difference between the local tax rates attributed to core businesses and Citicorp's overall effective tax rate in each period is included in Corporate Items.

-------------------------------------------------------------------------------------------
CITIBANKING
-------------------------------------------------------------------------------------------

                                       Third Quarter         %         Nine Months          %
                                ---------------------          ---------------------
(Dollars In Millions)                 1996   1995(A)    Change       1996   1995(A)    Change
----------------------------------------------------------------------------------------------
Revenue (B)..................       $1,408    $1,379         2     $4,265    $4,018         6
Operating Expense............        1,021       947         8      3,020     2,799         8
                                --------------------------------------------------------------
OPERATING MARGIN.............          387       432      (10)      1,245     1,219         2
Credit Costs.................          160       183      (13)        479       510       (6)
                                --------------------------------------------------------------
OPERATING MARGIN LESS
 CREDIT COSTS................          227       249       (9)        766       709         8
Additional Provision.........            2         2         -          4        14      (71)
                                --------------------------------------------------------------
INCOME BEFORE TAXES..........          225       247       (9)        762       695        10
Income Taxes.................           66        85      (22)        244       248       (2)
                                --------------------------------------------------------------
NET INCOME...................       $  159    $  162       (2)     $  518    $  447        16
==============================================================================================

Average Assets (In Billions
 of Dollars).................          $83       $80         4        $82       $79         4
Return on Assets.............        0.76%     0.80%         -      0.84%     0.76%         -
==============================================================================================

(A)  Reclassified to conform to latest quarter's presentation.
(B)  Includes $64 million SAIF assessment in the 1996 periods.
--------------------------------------------------------------------------------

Citibanking activities earned $159 million and $518 million, respectively, in the 1996 third quarter and nine months. Excluding the $40 million after-tax SAIF assessment, earnings grew $37 million or 23%, and $111 million or 25%, from the respective 1995 periods, reflecting improved results in both the developed and emerging markets. Income before taxes, excluding the SAIF assessment, was $289 million and $826 million in the 1996 third quarter and nine months, up 17% and 19% from the comparable year ago periods.

Excluding the $64 million pretax SAIF assessment, revenue was up 7% in the quarter and 8% in the nine months of 1996 reflecting higher business volumes and $42 million from the sale of the consumer mortgage portfolio in the United Kingdom. These improvements were partially offset by continued spread tightening in most markets and the effect of foreign currency translation. Revenue in the emerging markets was up 10% in the quarter and 13% in the nine months, while revenue in the developed markets was up 5% in both periods.

Expense growth was 8% in both periods, largely reflecting continued investment spending on Citibanking initiatives, particularly on upgrading systems and delivery of services worldwide through technology convergence, together with branch, product, and service expansion, and further Citibank brand development, partially offset by the effect of foreign currency translation. In the emerging markets, expense increased 15% in the quarter and 16% in the nine months, while expense in the developed markets grew by 5% in each period.

Credit costs of $160 million in the quarter were essentially unchanged from the second quarter of 1996 and down $23 million or 13% from a year ago, with annualized net credit loss ratios of 0.95%, 0.99%, and 1.14%, respectively.

                                                                  CITICORP[LOGO]

----------------------------------------------------------------------------------------------
CARDS
----------------------------------------------------------------------------------------------
                                       Third Quarter         %         Nine Months          %
                                ---------------------          ---------------------
(Dollars In Millions)                 1996   1995(A)    Change       1996   1995(A)    Change
----------------------------------------------------------------------------------------------
Adjusted Revenue.............       $1,683    $1,526        10     $4,901    $4,413        11
Adjusted Operating Expense...          635       599         6      1,852     1,800         3
                                --------------------------------------------------------------
OPERATING MARGIN.............        1,048       927        13      3,049     2,613        17
Credit Costs.................          639       448        43      1,797     1,247        44
                                --------------------------------------------------------------
OPERATING MARGIN LESS
 CREDIT COSTS.................         409       479      (15)      1,252     1,366       (8)
Additional Provision.........           48        48         -        146       136         7
                                --------------------------------------------------------------
INCOME BEFORE TAXES..........          361       431      (16)      1,106     1,230      (10)
Income Taxes.................          118       141      (16)        357       422      (15)
                                --------------------------------------------------------------
NET INCOME...................      $   243   $   290      (16)    $   749   $   808       (7)
==============================================================================================
Average Assets (In Billions
 of Dollars).................          $28       $27         4        $28       $25        12
Return on Assets (B).........        3.45%     4.26%         -      3.57%     4.32%         -
==============================================================================================

(A)  Reclassified to conform to latest quarter's presentation.
(B) Adjusted for the effect of credit card securitizations, the return on managed assets for worldwide Cards was 1.77% in the 1996 quarter and 2.28% in the year-ago quarter. For the nine months of 1996 and 1995, the return on managed assets was 1.86% and 2.22%, respectively.
--------------------------------------------------------------------------------
Cards worldwide activities earned $243 million in the third quarter, down $47 million or 16% from a year ago, and $749 million in the nine months of 1996, down $59 million or 7% from the comparable 1995 period. Earnings reflected revenue improvements of 10% for the quarter and 11% for the nine month period, higher overall expense levels, and continued increases in credit costs. Additionally, earnings benefited in the nine months of 1996 from a lower effective tax rate compared with the year-ago period. Income before taxes was $361 million and $1.1 billion in the 1996 third quarter and nine months, down 16% and 10% from the comparable 1995 periods. Business in the emerging markets represented approximately 29% of third quarter 1996 Cards earnings.

U.S. bankcards revenue increased 9% in the quarter and 10% in the nine months, reflecting volume growth and improved spreads due to lower funding rates. Revenue in the emerging markets grew 19% in the quarter and 23% in the nine months, reflecting continued growth in the Asia Pacific and Middle East businesses, and improvements in Latin America, principally Brazil.

The number of cards in force worldwide (including affiliates) reached 60 million at the end of the quarter, an increase of 4 million, or 7% from a year ago. Charge volumes in the U.S. bankcards business increased $2.8 billion, or 12% to $24.9 billion, from the 1995 third quarter. Managed receivables of $44.0 billion at September 30, 1996 were up $2.0 billion or 5% from a year ago and up $1.2 billion or 3% from the preceding 1996 quarter. The increase from the preceding quarter is primarily due to seasonal trends. The modest growth in receivables is a result of competitive pressures, credit tightening on the part of Citicorp, and moderating increases in consumer personal debt levels.

Adjusted operating expense increased by 6% in the third quarter and a modest 3% in the nine months, primarily reflecting continued investment spending and franchise development in the emerging markets. Expense levels in U.S. bankcards were essentially unchanged in the quarter, and down 3% in the nine months, consistent with the lower volume growth trends, while expenses in the emerging markets grew 32% and 26% in the same periods.

Cards credit costs were $639 million in the quarter, up $28 million or 5% from the 1996 second quarter, and up $191 million or 43% from the 1995 third quarter. Credit costs for U.S. bankcards increased to $550 million, or 5.11% of average managed loans, up $28 million from $522 million or 4.99% in the preceding quarter, and up from $379 million or 3.70% a year-ago. Bankruptcies represented 38% of gross U.S. bankcard write-offs, compared with 39% in the preceding quarter and 36% in the 1995 third quarter. Citicorp continues to write off bankrupt accounts upon notice of filing of bankruptcy. Cards continued to build reserves for possible credit losses, with charges in excess of net write-offs of $48 million and $146 million in the 1996 third quarter and nine months, respectively. Net credit losses and the related loss ratio, which are influenced by economic conditions, credit performance of the portfolio (including bankruptcies), and

                                                                  CITICORP[LOGO]

changes in portfolio levels, may increase further from the third quarter of 1996. See "Consumer Portfolio Review" on page 10 and "Provision and Allowance for Credit Losses" on page 29 for additional discussion of the Cards portfolio.


--------------------------------------------------------------------------------
PRIVATE BANK
--------------------------------------------------------------------------------

                                       Third Quarter         %          Nine Months         %
                                ---------------------           ---------------------
(Dollars In Millions)                 1996   1995(A)    Change       1996   1995(A)    Change
----------------------------------------------------------------------------------------------
Adjusted Revenue.............         $252      $239         5       $749      $693         8
Adjusted Operating Expense...          176       158        11        504       472         7
                                --------------------------------------------------------------
OPERATING MARGIN.............           76        81       (6)        245       221        11
Credit Costs.................            4         2        NM        (5)        28        NM
                                --------------------------------------------------------------
OPERATING MARGIN LESS
  CREDIT COSTS...............           72        79       (9)        250       193        30
Additional Provision.........            -         -         -          -         -         -
                                --------------------------------------------------------------
INCOME BEFORE TAXES..........           72        79       (9)        250       193        30
Income Taxes.................            8        16      (50)         49        36        36
                                --------------------------------------------------------------
NET INCOME...................         $ 64      $ 63         2       $201      $157        28
==============================================================================================
Average Assets (In Billions
 of Dollars).................          $17       $15        13        $16       $15         7
Return on Assets.............        1.50%     1.67%         -      1.68%     1.40%         -
==============================================================================================

(A)  Reclassified to conform to latest quarter's presentation.
NM   Not meaningful, as percentage equals or exceeds 100%.
----------------------------------------------------------------------------------------------

Private Bank net income of $64 million and $201 million in the third quarter and nine months of 1996, respectively, was up $1 million or 2% and $44 million or 28% from the comparable 1995 periods. Income before taxes was $72 million, down 9%, in the third quarter and $250 million, up 30%, for the nine months.

Revenue of $252 million and $749 million in the third quarter and nine months of 1996 was up $13 million or 5% and $56 million or 8% from the comparable year-ago periods. The 11% increase in expense in the quarter was attributable to higher salary levels and reengineering efforts expected to result in future cost efficiencies. Expense for the nine months was up 7%.

Total credit costs of $4 million in the quarter compared with $2 million in the year-ago period. For the nine months, the Private Bank had net credits of $5 million, compared with net charges of $28 million as the U.S. business benefited from recoveries and lower OREO writedowns. Overall credit trends improved with delinquencies down to 1.61% of loans from 2.32% a year earlier, reflecting an overall decrease in the level of non-performing assets.

Client business volumes under management at the end of the quarter totaled $93 billion, up $8 billion from a year earlier. Growth was balanced across most product lines.

                                                                  CITICORP[LOGO]

----------------------------------------------------------------------------------------------
CONSUMER BUSINESSES IN EMERGING MARKETS
----------------------------------------------------------------------------------------------
                                       Third Quarter         %          Nine Months         %
                                ---------------------           ---------------------
(Dollars In Millions)                 1996   1995(A)    Change       1996   1995(A)    Change
----------------------------------------------------------------------------------------------
Adjusted Revenue.............         $887      $793        12     $2,653    $2,300        15
Adjusted Operating Expense...          522       439        19      1,507     1,280        18
                                --------------------------------------------------------------
OPERATING MARGIN.............          365       354         3      1,146     1,020        12
Credit Costs.................           89        85         5        280       191        47
                                --------------------------------------------------------------
OPERATING MARGIN LESS
 CREDIT COSTS................          276       269         3        866       829         4
Additional Provision.........            3         4      (25)         14        24      (42)
                                --------------------------------------------------------------
INCOME BEFORE TAXES..........          273       265         3        852       805         6
Income Taxes.................           63        61         3        192       213      (10)
                                --------------------------------------------------------------
NET INCOME...................         $210      $204         3     $  660    $  592        11
==============================================================================================
Average Assets (In Billions
 of Dollars).................          $39       $35        11        $38       $34        12
Return on Assets.............        2.14%     2.31%         -      2.32%     2.33%         -
==============================================================================================

(A)  Reclassified to conform to latest quarter's presentation.
--------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
CONSUMER BUSINESSES IN DEVELOPED MARKETS
----------------------------------------------------------------------------------------------
                                       Third Quarter         %         Nine Months         %
                                ---------------------         ---------------------
(Dollars In Millions)                 1996   1995(A)    Change       1996   1995(A)    Change
----------------------------------------------------------------------------------------------
Adjusted Revenue (B).........       $2,456    $2,351         4     $7,262    $6,824         6
Adjusted Operating Expense...        1,310     1,265         4      3,869     3,791         2
                                --------------------------------------------------------------
OPERATING MARGIN.............        1,146     1,086         6      3,393     3,033        12
Credit Costs.................          714       548        30      1,991     1,594        25
                                --------------------------------------------------------------
OPERATING MARGIN LESS
 CREDIT COSTS................          432       538      (20)      1,402     1,439       (3)
Additional Provision.........           47        46         2        136       126         8
                                --------------------------------------------------------------
INCOME BEFORE TAXES..........          385       492      (22)      1,266     1,313       (4)
Income Taxes.................          129       181      (29)        458       493       (7)
                                --------------------------------------------------------------
NET INCOME...................       $  256    $  311      (18)     $  808    $  820       (1)
==============================================================================================
Average Assets (In Billions
 of Dollars).................          $89       $87         2        $88       $85         4
Return on Assets.............        1.14%     1.42%         -      1.23%     1.29%         -
==============================================================================================

(A)  Reclassified to conform to latest quarter's presentation.
(B)  Includes $64 million SAIF assessment in the 1996 periods.
--------------------------------------------------------------------------------

The Consumer businesses of Citibanking, Cards, and the Private Bank in the emerging markets earned $210 million in the quarter and $660 million for the nine months of 1996, increases of $6 million or 3% and $68 million or 11%, respectively, over the 1995 periods. The results for the quarter reflected revenue growth of 12% from higher business volumes, partially offset by continued spread tightening, and increased expense levels due to investment spending on franchise expansion and development. Credit costs increased 5% in the quarter of 1996 from the year-ago period and improved 8% from the second quarter of 1996, as continued improvements in Latin America were offset by higher losses in Asia Pacific as a result of business expansion in the region. Credit costs increased 47% in the nine months of 1996 reflecting higher losses in both Asia Pacific and Latin America.

 Net income in the developed markets (excluding the $40 million after-tax SAIF assessment) was $296 million in the quarter and $848 million in the nine months, down $15 million or 5% and up $28 million or 3%, respectively, from the 1995 periods, as higher U.S. bankcards credit costs countered continued revenue growth.

                                                                  CITICORP[LOGO]

--------------------------------------------------------------------------------
CONSUMER PORTFOLIO REVIEW
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
CONSUMER LOAN DELINQUENCY AMOUNTS, NET CREDIT LOSSES, AND RATIOS
--------------------------------------------------------------------------------

                              Total Loans (A)     90 Days or More Past Due              Net Credit Losses
                          ---------------------------------------------------------------------------------
                                    Sept. 30,  Sept. 30, June 30, Sept. 30,    3rd Qtr.  2nd Qtr. 3rd Qtr.
                                         1996       1996     1996     1995         1996      1996     1995
-----------------------------------------------------------------------------------------------------------
                          (Dollars in Billions)      (Dollars in Millions)           (Dollars in Millions)
CITIBANKING............                $ 65.2     $2,527   $2,663   $2,759         $160      $161     $183
   Ratio...............                            3.87%    4.05%    4.26%        0.95%     0.99%    1.14%
CARDS
   U.S. Bankcards......                  43.5        809      732      643          550       522      379
     Ratio.............                            1.86%    1.73%    1.54%        5.11%     4.99%    3.70%
   Other...............                   8.3        178      180      150           89        89       69
     Ratio.............                            2.13%    2.25%    2.15%        4.35%     4.65%    4.06%
PRIVATE BANK...........                  15.3        247      254      321            1       (3)        3
     Ratio.............                            1.61%    1.66%    2.32%        0.05%        NM    0.07%
                                       --------------------------------------------------------------------
TOTAL MANAGED..........                 132.3      3,761    3,829    3,873          800       769      634
     RATIO.............                            2.84%    2.91%    3.04%        2.40%     2.38%    2.02%
Effect of Credit Card
 Securitizations                       (26.1)      (499)    (452)    (387)        (360)     (349)    (219)
                                       --------------------------------------------------------------------
TOTAL ON-BALANCE SHEET.                $106.2     $3,262   $3,377   $3,486         $440      $420     $415
     Ratio.............                            3.07%    3.20%    3.39%        1.64%     1.62%    1.63%
===========================================================================================================
MANAGED PORTFOLIO:
DEVELOPED...............               $100.6     $3,377   $3,448   $3,599         $711      $672     $549
     Ratio..............                           3.36%    3.42%    3.63%        2.79%     2.70%    2.24%
EMERGING................                 31.7        384      381      274           89        97       85
     Ratio..............                           1.21%    1.25%    0.98%        1.13%     1.30%    1.24%
===========================================================================================================

(A)  End of period, net of unearned income.
NM   Not meaningful, as recoveries result in a negative percentage.
--------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
CONSUMER LOAN BALANCES
-----------------------------------------------------------------------------------------------------------
                                                     End of Period (A)                  Average (A)
                                                 ----------------------------------------------------------
                                                    Sept. 30,  June 30, Sept.30, 3rd Qtr. 2nd Qtr. 3rd Qtr.
(In Billions of Dollars)                                 1996      1996     1995     1996     1996     1995
-----------------------------------------------------------------------------------------------------------
MANAGED...............................                 $132.3    $131.4   $127.2   $132.3   $130.3   $124.7
Effect of Credit Card Securitizations.                 (26.1)    (26.0)   (24.4)   (26.2)   (26.2)   (23.6)
                                                      -----------------------------------------------------
ON-BALANCE SHEET......................                 $106.2    $105.4   $102.8   $106.1   $104.1   $101.1
===========================================================================================================

(A) Net of unearned income
--------------------------------------------------------------------------------

Total managed delinquent dollars and the related delinquency ratio improved from both the 1996 second quarter and the third quarter of 1995, reflecting lower delinquencies in Citibanking and the Private Bank, partially offset by increases in U.S. bankcards. Total consumer managed net credit losses and the related loss ratios have increased from both the preceding and year-ago quarters.

                                                                  CITICORP[LOGO]

In Citibanking, the decline in delinquent dollars and ratio primarily reflected improvements in U.S. mortgages, the impact of the mortgage portfolio sale in the U.K., and the effect of foreign currency translation, partially offset by increases in the U.S. government-guaranteed student loan portfolio and the emerging markets. Net credit losses were essentially unchanged from the preceding quarter and declined from the year-ago quarter by $23 million, primarily due to continued improvement in Latin America, as well as lower losses in Europe, particularly Germany.

U.S. bankcards managed loans that were delinquent 90 days or more totaled $809 million as of September 30, 1996, or 1.86% of the portfolio, up from $732 million, or 1.73%, at June 30, 1996 and up from $643 million, or 1.54% a year ago. The net credit loss ratio was 5.11% in the quarter, up from 4.99% in the preceding quarter and up from 3.70% in the third quarter of 1995. Personal bankruptcies accounted for 38% of gross write-offs in the quarter, down from 39% in the preceding quarter and 36% in the year-ago quarter. Citicorp continues to writeoff bankrupt accounts upon notice of filing of bankruptcy. The increases in delinquent dollars and net credit losses are broadly consistent with industry trends. See pages 7 and 29 for additional discussion.

The other Cards businesses primarily include bankcards in the emerging markets, Europe and Japan, as well as worldwide Diners Club. The rise in delinquencies of $28 million and in net credit losses of $20 million from the third quarter of 1995 was primarily due to increases in Asia Pacific. The delinquency ratio and net credit loss ratio has improved in the region since the preceding quarter. Additionally, both the delinquency and net credit loss ratios in Latin America continue to improve from both the preceding and year ago quarters.

Private Bank delinquencies were down to 1.61% of loans from 2.32% a year earlier, reflecting an overall decrease in the level of nonperforming assets.

Total Consumer loans on the balance sheet delinquent 90 days or more on which interest continued to be accrued were $1.0 billion at September 30, 1996, compared with $944 million and $910 million at June 30, 1996 and September 30, 1995, respectively. Included in these amounts are U.S. government-guaranteed student loans of $297 million, $237 million, and $196 million, respectively. Other Consumer loans delinquent 90 days or more on which interest continued to be accrued (which primarily include worldwide bankcard receivables and certain loans in Germany) were $742 million, $707 million, and $714 million, respectively. The majority of these other loans are written off upon reaching a stipulated number of days past due.

Citicorp's policy for suspending the accrual of interest on consumer loans varies depending on the terms, security and credit loss experience characteristics of each product, as well as write-off criteria in place. At September 30, 1996, interest accrual had been suspended on $2.3 billion of consumer loans, compared with $2.5 billion at June 30, 1996 and $2.7 billion at September 30, 1995, reflecting improvements across the developed markets, including U.S. mortgages, the impact of the mortgage portfolio sale in the U.K., and the effect of foreign currency translation, partially offset by increases in Asia Pacific. U.S. mortgages on which the accrual of interest has been suspended were $846 million, $942 million, and $1.0 billion at September 30, 1996, June 30, 1996, and September 30, 1995, respectively.

Consumer credit costs, particularly in U.S. bankcards, and the related net credit loss ratios may increase from third quarter 1996 levels as a result of economic conditions, credit performance of the portfolios (including bankruptcies), and changes in portfolio levels. Additionally, delinquencies and loans on which the accrual of interest is suspended could remain at relatively high levels. These factors may result in further increases to the consumer allowance.

                                                                  CITICORP[LOGO]

--------------------------------------------------------------------------------
CORPORATE BANKING
--------------------------------------------------------------------------------

Corporate Banking serves corporations, financial institutions, governments, and other participants in capital markets throughout the world. The Corporate Banking results presented below include the results of the Cross-Border Refinancing Portfolio (as a component of the Emerging Markets business) and North America Commercial Real Estate (as a component of the Global Relationship Banking business), both of which were reported as separate businesses prior to 1996.

----------------------------------------------------------------------------------------------
                                       Third Quarter         %          Nine Months         %
                                --------------------           --------------------
(Dollars In Millions)                 1996   1995(A)    Change       1996   1995(A)    Change
----------------------------------------------------------------------------------------------
Total Revenue................       $1,755    $1,622         8     $5,188    $4,954         5
Net Cost to Carry Cash-
  Basis Loans and OREO.......          (9)         4        NM       (30)         5        NM
                                --------------------------------------------------------------
ADJUSTED REVENUE.............        1,746     1,626         7      5,158     4,959         4
                                --------------------------------------------------------------
Total Operating Expense......        1,117       982        14      3,181     2,937         8
Net OREO Benefits............           10        29      (66)         41        51      (20)
                                --------------------------------------------------------------
ADJUSTED OPERATING EXPENSE...        1,127     1,011        11      3,222     2,988         8
                                --------------------------------------------------------------
OPERATING MARGIN.............          619       615         1      1,936     1,971       (2)
                                --------------------------------------------------------------
Net Write-offs (Recoveries)..         (41)        86        NM        (1)       132        NM
Net Cost to Carry and Net
  OREO Benefits..............         (19)      (25)      (24)       (71)      (46)        54
                                --------------------------------------------------------------
CREDIT COSTS.................         (60)        61        NM       (72)        86        NM
                                --------------------------------------------------------------
OPERATING MARGIN LESS
  CREDIT COSTS...............          679       554        23      2,008     1,885         7
Additional Provision.........            -        25        NM          -        75        NM
                                --------------------------------------------------------------
INCOME BEFORE TAXES..........          679       529        28      2,008     1,810        11
Income Taxes.................          159       140        14        379       462      (18)
                                --------------------------------------------------------------
NET INCOME...................       $  520    $  389        34     $1,629    $1,348        21
==============================================================================================

Average Assets (In Billions
 of Dollars)                          $135      $140       (4)       $138      $146       (5)
Return on Assets.............        1.53%     1.10%         -      1.58%     1.23%         -
==============================================================================================

(A) Reclassified to conform to latest quarter's presentation.
NM  Not meaningful, as percentage equals or exceeds 100%.
--------------------------------------------------------------------------------

Net income from global corporate banking activities of $520 million and $1.6 billion in the 1996 third quarter and nine months, respectively, was up $131 million, or 34%, and $281 million, or 21%, from the comparable 1995 periods. Return on average assets increased to 1.53% and 1.58% in the 1996 third quarter and nine months from 1.10% and 1.23% in the comparable 1995 periods.

Results in the 1996 third quarter reflected improved contributions from both the Emerging Markets business and Global Relationship Banking, while results in the nine-month period reflected improvement in the Emerging Markets business. Net income in the 1996 periods benefited from lower credit costs in both the Emerging Markets business and Global Relationship Banking, and from improved operating margins and lower effective income tax rates in the Emerging Markets business. Citicorp attributes income taxes to core businesses on the basis of local tax rates, which resulted in effective income tax rates of 23% and 19% in the 1996 third quarter and nine months compared with 26% in both 1995 periods. The difference between the local tax rates attributed to core businesses and Citicorp's overall effective tax rate in each period is included in Corporate Items.

At September 30, 1996, cash-basis loans of $1.4 billion were composed of $0.4 billion in the Emerging Markets business and $1.0 billion in the Global Relationship Banking business (including $0.7 billion attributable to the North America Commercial Real Estate portfolio). Cash-basis loans were essentially unchanged from June 30, 1996, and declined $277 million from September 30, 1995. The OREO portfolio of $492 million was essentially unchanged from June 30, 1996 and declined $468 million from September 30, 1995. The declines in cash-basis loans and OREO from the year-ago quarter were primarily attributable to reductions in the North America Commercial Real Estate portfolio. See the tables entitled "Cash-Basis, Renegotiated, and Past Due Loans" and "Other Real Estate Owned and Assets Pending Disposition" on page 39.

                                                                  CITICORP[LOGO]

-------------------------------------------------------------------------------------------
EMERGING MARKETS
-------------------------------------------------------------------------------------------
                                       Third Quarter         %          Nine Months         %
                                ---------------------          ---------------------
(Dollars In Millions)                 1996   1995(A)    Change       1996   1995(A)    Change
----------------------------------------------------------------------------------------------
Adjusted Revenue.............         $815      $717        14     $2,532    $2,190        16
Adjusted Operating Expense...          426       346        23      1,197     1,013        18
                                --------------------------------------------------------------
OPERATING MARGIN.............          389       371         5      1,335     1,177        13
Credit Costs.................         (47)        16        NM       (45)        33        NM
                                --------------------------------------------------------------
OPERATING MARGIN LESS
 CREDIT COSTS................          436       355        23      1,380     1,144        21
Additional Provision.........            -         -         -          -         -         -
                                --------------------------------------------------------------
INCOME BEFORE TAXES..........          436       355        23      1,380     1,144        21
Income Taxes.................           91        93       (2)        211       269      (22)
                                --------------------------------------------------------------
NET INCOME...................         $345      $262        32     $1,169   $   875        34
==============================================================================================
Average Assets (In Billions
 of Dollars).................          $61       $50        22        $58       $49        18
Return on Assets.............        2.25%     2.08%         -      2.69%     2.39%         -
==============================================================================================

(A)  Reclassified to conform to latest quarter's presentation.
NM   Not meaningful, as percentage equals or exceeds 100%.
--------------------------------------------------------------------------------
Net income from the Emerging Markets business of $345 million and $1.2 billion in the 1996 third quarter and nine months, respectively, was up $83 million, or 32%, and $294 million, or 34%, from the comparable 1995 periods. Return on average assets increased to 2.25% and 2.69% in the 1996 third quarter and nine months from 2.08% and 2.39% in the comparable 1995 periods. Income before taxes was $436 million and $1.4 billion in the 1996 third quarter and nine months, up 23% and 21% from the comparable 1995 periods. The effective income tax rates in the 1996 third quarter and nine months were 21% and 15%, respectively, compared with 26% and 24% in the respective 1995 periods. The declines in the effective income tax rates in the 1996 periods were primarily attributable to changes in the geographic mix and nature of earnings.

Adjusted revenue grew 14% and 16% in the 1996 third quarter and nine months compared with the respective 1995 periods. The third quarter revenue growth reflected a $36 million, or 20%, improvement in trading-related revenue coupled with strong momentum in transaction banking services and $28 million arising from the Panama refinancing agreement concluded in July. Revenue in the nine months reflected strong growth in loan products and transaction banking services and a $74 million, or 15%, improvement in trading-related revenue. In both the 1996 third quarter and nine months, about one-fifth of the revenue in the Emerging Markets business was attributable to business from multinational companies managed jointly with the Global Relationship Banking business; that revenue grew at double-digit rates in the 1996 periods compared with the respective 1995 periods. Revenue in the 1996 third quarter and nine months from the aggregate of net asset gains and securities transactions was $28 million and $204 million, up $12 million and $95 million from the comparable 1995 periods. The 1996 third quarter amount included the Panama refinancing revenue mentioned above, while the 1996 nine month amount also included a $52 million gain from the sale of Brazil interest bonds. The 1995 nine-month amount included gains from the sale of a real estate asset and revenue related to the completion of the refinancing agreement with Ecuador.

Adjusted expense increased 23% and 18% in the 1996 third quarter and nine months compared with the respective 1995 periods. Expense growth in the quarterly period primarily reflected investment spending to build the franchise and costs associated with implementing Citicorp's plan to gain market share in selected emerging market countries, while expense growth in the nine-month period also reflected increased costs related to higher business volumes. The expense growth is expected to continue at relatively high levels as the business continues to build the franchise. Since the third quarter of 1995, operations were expanded around the world by opening additional offices or converting representative offices to branches or subsidiaries in China, Israel, Lebanon, Peru, Russia, Slovakia, and Tanzania. In addition, the Citi Islamic Investment Bank was opened in Bahrain.

Credit costs remained low during the 1996 third quarter and nine months and included recoveries of $54 million attributable to the refinancing agreements concluded with Panama and Croatia. Credit costs in the 1996 nine months also

                                                                  CITICORP[LOGO]

included a recovery of $21 million related to the refinancing agreement concluded with Slovenia. Debt restructuring activities continued with Peru during the quarter. On November 8th, the Government of Peru and its Bank Advisory Committee signed an agreement restructuring Peru's medium- and long-term debt.

--------------------------------------------------------------------------------
GLOBAL RELATIONSHIP BANKING
--------------------------------------------------------------------------------

                                                Third Quarter       %            Nine Months       %
                                         ---------------------          ---------------------
(Dollars In Millions)                         1996    1995(A)  Change       1996   1995(A)    Change
-----------------------------------------------------------------------------------------------------
Adjusted Revenue.............                 $931       $909       2     $2,626    $2,769       (5)
Adjusted Operating Expense...                  701        665       5      2,025     1,975         3
                                             --------------------------------------------------------
OPERATING MARGIN.............                  230        244     (6)        601       794      (24)
Credit Costs.................                 (13)         45      NM       (27)        53        NM
                                             --------------------------------------------------------
OPERATING MARGIN LESS
 CREDIT COSTS................                  243        199      22        628       741      (15)
Additional Provision.........                    -         25      NM          -        75        NM
                                             --------------------------------------------------------
INCOME BEFORE TAXES..........                  243        174      40        628       666       (6)
Income Taxes.................                   68         47      45        168       193      (13)
                                             --------------------------------------------------------
NET INCOME...................                 $175       $127      38     $  460  $    473       (3)
=====================================================================================================
Average Assets (In Billions
 of Dollars).................                  $74        $90    (18)        $80       $97      (18)
Return on Assets.............                0.94%      0.56%       -      0.77%     0.65%         -
=====================================================================================================

(A) Reclassified to conform to latest quarter's presentation.
NM  Not meaningful, as percentage equals or exceeds 100%.
--------------------------------------------------------------------------------
Net income from the Global Relationship Banking business in North America, Europe, and Japan totaled $175 million in the 1996 third quarter, up $48 million, or 38%, from the comparable 1995 period, and totaled $460 million in the 1996 nine months, down $13 million, or 3%, from the comparable 1995 period. Net income in the 1996 periods benefited from lower credit costs and a lower additional provision. Average assets declined $16 billion and $17 billion during the 1996 third quarter and nine months compared with the respective 1995 periods, as the Global Relationship Bank continued to focus on asset utilization, primarily in trading-related activities, and improving returns. Return on average assets of 0.94% and 0.77% in the 1996 third quarter and nine months improved from 0.56% and 0.65% in the comparable 1995 periods.

Adjusted revenue totaled $931 million in the 1996 third quarter, up $22 million, or 2%, from the comparable 1995 period, and totaled $2.6 billion in the 1996 nine months, down $143 million, or 5% from the comparable 1995 period. The third quarter results reflected growth in corporate finance and transaction banking services, together with strong trading-related and venture capital results. Trading-related revenue of $259 million in the 1996 third quarter was strong, but declined $61 million from the unusually strong 1995 third quarter level, when volatile foreign exchange markets provided substantial revenue opportunities. Venture capital revenues of $129 million improved $46 million from the 1995 third quarter, reflecting the robust U.S. equity markets. The 1996 nine-month results reflect growth in corporate finance and transaction banking services revenue and declines in trading-related and venture capital revenue. Trading-related revenue in the 1996 nine months reflected lower foreign exchange activity and a second quarter charge of $60 million related to certain mortgage-backed securities activities (see "Trading-Related Revenue" on page 27). Venture capital revenue in the 1996 nine months was strong, but declined from the unusually strong 1995 period. Revenue in the 1996 nine months also included a $110 million gain recognized in the second quarter from the sale of a stand-alone automated trading business, which was part of the company's former information initiatives.

Adjusted expense of $701 million and $2.0 billion in the 1996 third quarter and nine months increased 5% and 3% compared with the respective 1995 periods due primarily to increased spending on technology and risk-management initiatives coupled with volume-related expenses in transaction banking.

Credit costs were net credits of $13 million and $27 million in the 1996 third quarter and nine months, compared with net charges of $45 million and $53 million in the respective 1995 periods. The 1995 third quarter and nine months also reflected additional provisions of $25 million and $75 million, respectively.

The Global Relationship Banking results include the North America Commercial Real Estate portfolio. Total North America Commercial Real Estate exposure at September 30, 1996 of $5.7 billion consisted of performing loans ($3.5

                                                                  CITICORP[LOGO]

billion), cash-basis loans ($0.7 billion), OREO ($0.4 billion), and letters of credit and other ($1.1 billion). Total exposure at September 30, 1996 declined $2.1 billion, or 26% from September 30, 1995, primarily as a result of paydowns, maturities, asset sales, and reductions of commitments. At September 30, 1996, total exposure was spread among office (47%), residential (19%), retail (16%), and other (18%) projects; with the largest concentrations in the mid-Atlantic region (24%) and California (23%). Cash-basis loans and OREO at September 30, 1996 were reduced by $0.7 billion from a year ago. Letters of credit and other included $0.3 billion related to projects on which debt service is continuing but the loan-to-value ratios have deteriorated or where the borrowers are experiencing financial difficulties.

--------------------------------------------------------------------------------
CORPORATE ITEMS
--------------------------------------------------------------------------------

Corporate Items includes revenue derived from charging businesses for funds employed (based upon a marginal cost of funds concept), unallocated corporate costs, and the offset created by attributing income taxes to the core businesses on a local tax-rate basis.

----------------------------------------------------------------------------------------------------
                                               Third Quarter         %          Nine Months        %
                                        --------------------            -------------------
(In Millions of Dollars)                     1996    1995(A)    Change       1996   1995(A)   Change
----------------------------------------------------------------------------------------------------
Revenue......................                $273       $213        28      $ 722     $ 488       48
Operating Expense............                 127        111        14        355       271       31
                                            --------------------------------------------------------
Income Before Taxes..........                 146        102        43        367       217       69
Income Taxes.................                 197        129        53        663       418       59
                                            --------------------------------------------------------
NET LOSS.....................               $(51)      $(27)        89     $(296)    $(201)       47
====================================================================================================

(A)  Reclassified to conform to latest  quarter's presentation.
--------------------------------------------------------------------------------
Corporate Items revenue increased in both the third quarter and nine months of 1996 reflecting funding benefits associated with higher equity levels while expense levels reflected increases in corporate employee expense and other unallocated corporate costs, partially offset by lower costs associated with performance-based incentive compensation plans. Revenue in the 1996 and 1995 nine month periods included investment writedowns in Latin America of $50 million and $70 million, respectively.

                                                                  CITICORP[LOGO]

--------------------------------------------------------------------------------
MANAGING GLOBAL RISK
--------------------------------------------------------------------------------
LIQUIDITY
--------------------------------------------------------------------------------

Citicorp manages liquidity through a well-defined process described in the 1995 Annual Report and Form 10-K.

Total deposits of $179.3 billion represent 66% of total funding at September 30, 1996, compared with $167.1 billion (65% of total funding) at December 31, 1995, and are broadly diversified by geography and customer segments. Stockholders' equity, which was $20.4 billion at September 30, 1996 compared with $19.6 billion at December 31, 1995, is also an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp (the "Parent Company") and its subsidiaries. Total long-term debt and subordinated capital notes outstanding at September 30, 1996, were $19.3 billion, compared with $18.5 billion at year-end 1995. A diversity of sources, currencies, and maturities is used to gain the broadest practical access to the investor base.

Securitization of assets remains an important source of liquidity. Total assets securitized during the quarter were $2.1 billion, including $1.8 billion of U.S. credit card receivables and $0.3 billion of U.S. mortgages. Total assets securitized during the nine months of 1996 were $5.5 billion, including $4.1 billion of U.S. credit card receivables. As securitized credit card receivables transactions amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. During the nine months ended September 30, 1996, $3.5 billion of previously securitized credit card receivables amortized, as scheduled, and $2.2 billion and $5.9 billion are scheduled to amortize during the remainder of 1996 and in 1997, respectively.

The Parent Company is a legal entity separate and distinct from Citibank, N.A. and its other subsidiaries and affiliates. As discussed in the 1995 Annual Report and Form 10-K, there are various legal limitations on the extent to which Citicorp's subsidiaries may extend credit, pay dividends, or otherwise supply funds to Citicorp. As of September 30, 1996, under their applicable dividend limitations, Citicorp's national and state-chartered bank subsidiaries could have declared dividends to their respective parent companies without regulatory approval of approximately $4.3 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that as of September 30, 1996, its bank subsidiaries could have distributed dividends to Citicorp, directly or through their parent holding company, of approximately $3.8 billion of the available $4.3 billion.

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

                                                                  CITICORP[LOGO]

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

Citicorp's primary non-trading price risk exposure is to movements in U.S. dollar interest rates. During the third quarter of 1996, the amount of U.S. dollar pretax earnings at risk for the following 12 months to a two standard deviation increase in rates had a potential negative impact which ranged at each month-end from approximately $133 million to $204 million in the aggregate, which is somewhat higher than the range from $30 million to $150 million during the full year 1995. As of September 30, 1996, the U.S. dollar interest rate exposure taken in tenors beyond one year results in pretax earnings at risk of a maximum of $110 million in any single future year. The table below summarizes Citicorp's worldwide earnings at risk at September 30, 1996 over the next 12 months from changes in U.S. dollar interest rates.

------------------------------------------------------------------------------------------
TWELVE MONTH U.S. DOLLAR EARNINGS AT RISK (PRETAX)                Assuming a Rate Move of

                                                            Two Standard     Two  Standard
                                                               Deviation         Deviation
(In Millions of Dollars at September 30, 1996)                  Increase          Decrease
------------------------------------------------------------------------------------------
Excluding Derivatives.....................................          $ 96             $(84)
Including Derivatives.....................................         (204)               206
------------------------------------------------------------------------------------------

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

Earnings at risk in other currencies also existed, although at significantly lower levels than U.S. dollar earnings at risk. The level of exposure taken is based on the market environment and will vary from period to period based on rate and other economic expectations.

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

During the three quarters of 1996, the potential loss amount in the trading portfolios based on monthly averages of daily exposures ranged from approximately $40 million to $60 million pretax in the aggregate for Citicorp's major trading centers, which is the same range as for the full year of 1995. The potential loss amounts were relatively stable in 1995 and the nine months of 1996. The level of exposure taken is a function of the market environment and expectations of future price and market movements, and will vary from period to period. Trading-related revenue for the third quarter of 1996 was $547 million, compared with $427 million in the second quarter of 1996 (see "Trading-Related Revenue" on page 27).

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

                                                                  CITICORP[LOGO]

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

Notional principal amounts are frequently used as indicators of derivative and foreign exchange activity, serving as a point of reference for calculating payments. Notional principal amounts do not reflect balances subject to credit or market risk, nor do they reflect the extent to which positions offset one another. As a result, they do not represent the much smaller amounts that are actually subject to risk in these transactions. Balance sheet credit exposure arises from unrealized gains and represents the amount of loss that Citicorp would suffer if every counterparty to which Citicorp was exposed were to default at once (i.e., the cost of replacing these contracts), and does not represent actual or expected loss amounts. Master netting agreements mitigate credit risk by permitting the offset of amounts due from and to individual counterparties in the event of counterparty default. The table below presents the aggregate notional principal amounts of Citicorp's outstanding derivative and foreign exchange contracts at September 30, 1996 and December 31, 1995, along with the related balance sheet credit exposure. The table includes all contracts with third parties, including both dealer and end-user positions.


--------------------------------------------------------------------------------
DERIVATIVE AND FOREIGN EXCHANGE CONTRACTS
--------------------------------------------------------------------------------

                                     Notional Principal Amounts    Balance Sheet Credit Exposure (A)
                                 --------------------------------------------------------------------
                                       Sept. 30,       Dec. 31,          Sept. 30,          Dec. 31,
(In Billions of Dollars)                    1996           1995               1996              1995
-----------------------------------------------------------------------------------------------------
INTEREST RATE PRODUCTS
   Futures Contracts................     $ 178.0         $145.2              $   -             $   -
   Forward Contracts................       174.5          295.2                0.2               0.6
   Swap Agreements..................       471.8          431.9                8.4               9.1
   Purchased Options................       112.1          105.9                1.1               1.2
   Written Options..................       179.0          158.1                  -                 -
FOREIGN EXCHANGE PRODUCTS
   Futures Contracts................         9.2            1.1                  -                 -
   Forward  Contracts...............     1,158.4          983.5               12.0              12.2
   Cross-Currency Swap Agreements...        38.6           35.2                1.7               2.0
   Purchased Options................        98.9           93.7                1.1               1.8
   Written Options..................       102.0           88.2                  -                 -
COMMODITY AND EQUITY PRODUCTS.......        35.0           38.0                1.1               0.9
                                                                           -------------------------
                                                                              25.6              27.8
EFFECTS OF MASTER NETTING                                                        )
 AGREEMENTS (B).....................                                        (11.5)            (11.7)
                                                                           -------------------------
                                                                             $14.1             $16.1
====================================================================================================

(A) There is no balance sheet credit exposure for futures contracts because they settle daily in cash, and none for written options because they represent obligations (rather than assets) of Citicorp.
(B) Master netting agreements mitigate credit risk by permitting the offset of amounts due from and to individual counterparties in the event of counterparty default.
--------------------------------------------------------------------------------

Citicorp manages its credit exposure on derivative and foreign exchange instruments as part of the overall extension of credit to individual customer relationships, subject to the same credit approvals, limits, and monitoring procedures used for other activities. In managing the aggregate credit extension to an individual customer, Citicorp measures the amount at risk on a derivative or foreign exchange instrument as the sum of two factors: the current replacement cost (i.e., balance sheet credit exposure), and the potential increase in the replacement cost over the remaining life of the instrument should market prices change. Citicorp's use of these two risk measures is discussed further in the 1995 Annual Report and Form 10-K. As shown in the table above, the current replacement cost for all contracts in the

                                                                  CITICORP[LOGO]

aggregate was $14.1 billion at September 30, 1996. The potential increase in replacement cost, estimated as the additional loss that Citicorp would suffer if changes in market rates resulted in additional unrealized gains and every counterparty to which Citicorp was exposed were to default at once, was approximately $54.9 billion in the aggregate for all contracts at September 30, 1996 and $42.2 billion at December 31, 1995. At year-end 1995, approximately 94% of the total credit exposure was to investment grade counterparties and approximately 88% was under three years tenor, and Citicorp believes the distribution is substantially similar at September 30, 1996. There were no significant amounts of nonperforming contracts at September 30, 1996 and there were no credit-related losses on derivative contracts in the third quarter of 1996.

Citicorp's management of its derivative and foreign exchange activities, including the related accounting and operational controls, is tailored to its dealer and end-user activities.

Citicorp's dealer activities are managed on a market-value basis, which recognizes in earnings the gains or losses resulting from changes in market rates. For other than short-term derivative and foreign exchange contracts, Citicorp defers, at the inception of each contract, an appropriate portion of the initial market value attributable to ongoing costs such as servicing and operational activities. This amount is amortized into trading account or foreign exchange revenue over the life of the contract. The balance of unamortized revenue was $294 million at September 30, 1996. Information regarding derivative and foreign exchange trading-related revenue can be found on page 27.

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

The tables below and on page 20 provide data on the notional principal amounts and maturities of end-user (non-trading) derivatives, along with additional data on end-user interest rate swaps and net purchased option positions as of September 30, 1996 with three-month LIBOR forward rates included for reference. Contract maturities are related to the underlying risk management strategies.

--------------------------------------------------------------------------------
END-USER DERIVATIVE AND FOREIGN EXCHANGE CONTRACTS
(INCLUDING THIRD-PARTY AND INTERCOMPANY CONTRACTS)
--------------------------------------------------------------------------------

                                                 Notional Principal
                                                            Amounts            Percentage of Sept. 30, 1996 Amount Maturing
                                                -----------------------------------------------------------------------------
                                                Sept. 30,    Dec. 31,    Within   1 to 2  2 to 3    3 to 4  4 to 5  After 5
(Dollars in Billions)                                1996        1995    1 Year    Years   Years     Years   Years    Years
-----------------------------------------------------------------------------------------------------------------------------
INTEREST RATE PRODUCTS
Futures Contracts......................           $  20.2       $13.6       90%       8%      2%         -       -        -
Forward Contracts......................               5.7         5.6       92%       7%       -         -       -       1%
Swap Agreements........................             112.4        90.9       30%      23%     14%       10%      9%      14%
Option Contracts.......................              51.7        45.6       55%      35%      5%        3%      1%       1%
FOREIGN EXCHANGE PRODUCTS
Futures and Forward Contracts..........              60.3        54.8       96%       4%       -         -       -        -
Cross-Currency Swap Agreements.........               2.9         3.2       16%      13%     13%       20%     13%      25%
---------------------------------------------------------------------------------------------------------------------------

                                                                  CITICORP[LOGO]

--------------------------------------------------------------------------------
END-USER INTEREST RATE SWAPS AND NET PURCHASED OPTIONS AS OF SEPT. 30, 1996
--------------------------------------------------------------------------------

                                                                          Remaining Contracts Outstanding at Sept. 30,
----------------------------------------------------------------------------------------------------------------------
(Dollars in Billions)                                       1996        1997       1998       1999     2000       2001
----------------------------------------------------------------------------------------------------------------------
RECEIVE FIXED SWAPS
  Notional Amounts...................................      $84.8       $61.5      $45.7      $32.2    $21.4      $11.9
  Weighted-Average Fixed Rate........................       6.5%        6.6%       6.7%       6.8%     6.6%       6.8%
PAY FIXED SWAPS
  Notional Amounts...................................       12.7         8.9        5.5        4.5      3.9        3.5
  Weighted-Average Fixed Rate........................       7.0%        7.0%       7.1%       7.1%     7.0%       7.1%
BASIS SWAPS
  Notional Amounts...................................       14.9         8.1        1.2        0.2      0.1        0.1
PURCHASED CAPS (INCLUDING COLLARS)
  Notional Amounts...................................       27.9        12.0        3.4        1.1      0.1        0.1
  Weighted-Average Cap Rate Purchased................       6.2%        6.2%       7.2%       8.3%     9.9%       9.1%
PURCHASED FLOORS
  Notional Amounts...................................        1.1         1.1        0.1        0.1      0.1        0.1
  Weighted-Average Floor Rate Purchased..............       5.3%        5.3%       5.8%       5.8%     5.8%       5.8%
WRITTEN FLOORS RELATED TO PURCHASED CAPS (COLLARS)
  Notional Amounts...................................        1.2         0.2        0.2        0.2        -          -
  Weighted-Average Floor Rate Written................       5.6%        8.2%       8.2%       8.2%        -          -
WRITTEN CAPS RELATED TO OTHER PURCHASED CAPS (A)
  Notional Amounts...................................       21.5         9.9        1.3        1.3      0.6        0.5
  Weighted-Average Cap Rate Written..................       6.3%        6.0%       9.1%       9.1%     9.5%       9.6%
----------------------------------------------------------------------------------------------------------------------
THREE-MONTH IMPLIED FORWARD LIBOR RATES (B)                 5.6%        6.3%       6.7%       6.9%     7.1%       7.3%
----------------------------------------------------------------------------------------------------------------------

(A) Includes written options related to purchased options embedded in other financial instruments.
(B) The floating rate for a substantial majority of the end-user interest rate swaps is three-month LIBOR. The three-month LIBOR rates shown above reflect the implied forward yield curve for that index as of September 30, 1996.
--------------------------------------------------------------------------------

Citicorp's utilization of these instruments is modified from time to time in response to changing market conditions as well as changes in the characteristics and mix of the related assets and liabilities. In this connection, during the third quarter of 1996 interest rate contracts with notional principal amounts of approximately $22.7 billion were closed out (primarily short-term futures contracts), resulting in a net deferred loss of $13 million. Total unamortized net deferred losses, including those related to prior period closeouts, were approximately $86 million at September 30, 1996, which will be amortized through earnings over the period reflecting the original hedging or risk management strategy (16% in 1996, 62% in 1997, and 22% in subsequent years). End-user derivative positions are components of Citicorp's designated asset and liability management activities. Derivatives provide an additional tool for accomplishing risk management objectives, but these same objectives could alternatively be accomplished using other financial instruments. Therefore, Citicorp does not believe it is meaningful to analyze the derivatives component of its risk management activities in isolation from related positions. The table on page 21 provides information about the estimated fair values of financial instruments.

The Financial Accounting Standards Board has issued an exposure draft for a proposed new accounting standard which would significantly affect the accounting treatment of end-user derivative and foreign exchange contracts by Citicorp and its customers. Under this proposal, all derivative and foreign exchange contracts would be carried at fair value, with changes in fair value reflected in earnings or in a new measure called "comprehensive income," depending on the nature of the risk management strategy. Additionally, in certain cases offsetting changes in the fair value of the underlying hedged item would be reflected in earnings. As currently proposed, the new standard would be effective in the first quarter of 1998. If the proposal is adopted, Citicorp and the customers to which it provides derivatives and foreign exchange products will have to reconsider their risk management strategies, since the proposal would not reflect the results of many of those strategies in the same manner as current accounting practice.

                                                                  CITICORP[LOGO]

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

--------------------------------------------------------------------------------
ESTIMATED FAIR VALUE IN EXCESS OF (LESS THAN) CARRYING VALUE
--------------------------------------------------------------------------------

                                   Sept. 30,    June 30,     Mar. 31,   Dec. 31,  Sept. 30,
(In Billions of Dollars)                1996        1996         1996       1995       1995
-------------------------------------------------------------------------------------------
Assets and Liabilities.............     $5.5        $5.6         $5.4       $5.0       $4.4
End-User Derivative and Foreign
 Exchange Contracts................    (0.2)       (0.3)          0.2        1.4        0.5
Loan Commitments...................        -           -            -          -      (0.1)
Credit Card Receivables
 Securitizations (A)...............      0.5         0.5          0.3      (0.3)      (0.1)
                                      -----------------------------------------------------
                                         5.8         5.8          5.9        6.1        4.7
Deposits with No Fixed
 Maturity (B)......................      3.0         3.3          2.7        2.3        2.4
                                      -----------------------------------------------------
TOTAL..............................     $8.8        $9.1         $8.6       $8.4       $7.1
===========================================================================================

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

(B) Represents the estimated excess fair value related to the expected time period until runoff of existing deposits with no fixed maturity on the balance sheet, without assuming any regeneration of balances, based on the estimated difference between the cost of funds on these deposits and the cost of funds from alternative sources.
--------------------------------------------------------------------------------

The quarterly fluctuations among financial instruments are primarily due to the changes in the interest rate environment in the U.S. and other countries. In addition, fair values may vary from period to period based on changes in a variety of other factors including credit quality, market perceptions of value, and the changing composition of assets and liabilities. During the third quarter of 1996, when U.S. rates declined slightly, the excess fair values of assets and liabilities and deposits with no fixed maturity declined, partially offset by an increase in the value of derivative contracts. Conversely, the generally rising rate environment of the first two quarters of 1996 led to increases in the excess fair values of assets and liabilities, credit card securitizations, and deposits with no fixed maturity, partially offset by a decrease in the value of derivative contracts. Changes in fair values during the fourth quarter reflected a declining interest rate environment and were also affected by the transfer of securities from the held-to-maturity to the available-for-sale category.

                                                                  CITICORP[LOGO]

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

--------------------------------------------------------------------------------------------------------------
                                                                        Sept. 30,        June 30,     Dec. 31,
CITICORP RATIOS                                                              1996            1996         1995
--------------------------------------------------------------------------------------------------------------
Common Stockholders' Equity...................................              6.74%           6.69%        6.43%
Tier 1 Capital................................................              8.36%           8.38%        8.41%
Total Capital (Tier 1 and Tier 2).............................             12.40%          12.35%       12.33%
Leverage (A)..................................................              7.47%           7.49%        7.45%
--------------------------------------------------------------------------------------------------------------

(A) Tier 1 capital divided by adjusted average assets.
--------------------------------------------------------------------------------

Citicorp continued to maintain a strong capital position during the third quarter of 1996. Total capital (Tier 1 and Tier 2) rose $383 million to $28.5 billion at September 30, 1996, representing 12.40% of net risk-adjusted assets. This compares with $28.2 billion and 12.35% at June 30, 1996 and $27.7 billion and 12.33% at December 31, 1995. Tier 1 capital of $19.3 billion at September 30, 1996 represented 8.36% of net risk-adjusted assets, compared with $19.1 billion and 8.38% at June 30, 1996 and $18.9 billion and 8.41% at December 31, 1995. The Tier 1 capital ratio at September 30, 1996 exceeded Citicorp's target range of 8.0% to 8.3%.

The excess of Tier 1 capital generated during a period reduced by capital utilized for business expansion is referred to as "free capital." As shown in the table below, Citicorp generated $719 million and $2.2 billion of free capital during the third quarter and nine months, respectively, of 1996.

-----------------------------------------------------------------------------------------
FREE CAPITAL                                           Third Quarter          Nine Months
                                                        ---------------------------------
(In Millions of Dollars)                                        1996                 1996
-----------------------------------------------------------------------------------------
Tier 1 Capital Generated:
   Net Income..........................................         $935               $2,801
   Issuances/Other (A).................................          218                  552
   Cash Dividends Declared.............................        (251)                (762)
                                                            -----------------------------
Total Tier 1 Capital Generated.........................          902                2,591
Capital Utilized for Growth in Net
 Risk-Adjusted Assets..................................        (183)                (437)
                                                            -----------------------------
FREE CAPITAL...........................................         $719               $2,154
=========================================================================================

(A) Primarily includes issuance of common stock under various staff benefits plans and the dividend reinvestment plan.
--------------------------------------------------------------------------------

In order to return this free capital to its shareholders, Citicorp initiated a two-year $3.0 billion common stock repurchase program in June 1995. In January 1996, the program was expanded to a total of $4.5 billion. During the third quarter and nine months of 1996, Citicorp repurchased 8.9 million and 28.0 million shares, respectively, of common stock under the repurchase program at aggregate purchase prices of $756 million ($85.39 average cost per share) and $2.3 billion ($80.45 average cost per share), respectively. Citicorp began the third quarter of 1996 with Tier 1 capital in excess of its target, enabling repurchases to exceed the amount of free capital generated for the quarter. Since the program was initiated, Citicorp has repurchased 51.1 million shares of common stock at an aggregate cost of $3.8 billion.

Common stockholders' equity of $18.3 billion at September 30, 1996 represented 6.74% of assets, compared with 6.69% at June 30, 1996 and 6.43% at year-end 1995. The net increase of $467 million in common stockholders' equity during the quarter principally reflected changes in retained earnings, an increase in net unrealized gains on securities available for sale, and issuances of common stock under various staff benefit plans and the dividend reinvestment plan, partially offset by activity under the stock repurchase program.

                                                                  CITICORP[LOGO]

-------------------------------------------------------------------------------------------------------------
COMPONENTS OF RISK-BASED CAPITAL UNDER REGULATORY GUIDELINES

                                                                     Sept. 30,         June 30,       Dec. 31,
(In Millions of Dollars)                                                  1996             1996           1995
--------------------------------------------------------------------------------------------------------------
TIER 1 CAPITAL
Common Stockholders' Equity.......................................     $18,319          $17,852        $16,510
Perpetual Preferred Stock.........................................       2,078            2,078          3,071
Minority Interest.................................................          87               85             70
Less:
    Net Unrealized Gains - Securities Available for Sale (A)......       (581)            (297)          (132)
    Intangible Assets (B).........................................       (332)            (300)          (293)
    50% Investment in Certain Subsidiaries (C)....................       (320)            (313)          (311)
                                                                     =========================================
TOTAL TIER 1 CAPITAL..............................................      19,251           19,105         18,915
==============================================================================================================
TIER 2 CAPITAL
Allowance for Credit Losses (D)...................................       2,909            2,882          2,843
Qualifying Debt (E)...............................................       6,693            6,476          6,278
Less: 50% Investment in Certain Subsidiaries (C)..................       (320)            (313)          (311)
                                                                     -----------------------------------------
Total Tier 2 Capital..............................................       9,282            9,045          8,810
                                                                     =========================================
Total Capital (Tier 1 and Tier 2).................................     $28,533          $28,150        $27,725
==============================================================================================================
Net Risk-Adjusted Assets (F)......................................    $230,186         $227,980       $224,915
--------------------------------------------------------------------------------------------------------------

(A) Tier 1 capital excludes unrealized gains and losses on securities available for sale in accordance with regulatory risk-based capital guidelines.
(B) Includes goodwill and certain identifiable intangible assets.
(C) Primarily Citicorp Securities, Inc.
(D) Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.
(E) Includes qualifying senior and subordinated debt in an amount not exceeding 50% of Tier 1 capital and subordinated capital notes subject to certain limitations.
(F) Includes risk-weighted credit equivalent amounts net of applicable bilateral netting agreements of $8.8 billion for interest rate, commodity and equity derivative contracts and foreign exchange contracts as of September 30, 1996, compared with $8.6 billion and $10.0 billion at June 30, 1996 and December 31, 1995, respectively. Net risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses.
--------------------------------------------------------------------------------

As discussed in the 1995 Annual Report and Form 10-K, Citicorp has entered into forward purchase agreements on its common stock, to be settled in shares of its common stock on a net basis, in order to partially offset the dilutive effects of various staff benefit plans. As of September 30, 1996, agreements were in place covering approximately $900 million of Citicorp common stock (10.5 million shares) with forward prices averaging $85.88 per share. Both the number of shares covered and the forward prices of the contracts are adjusted on a quarterly basis and reflect the stock price at the time of adjustment. If these agreements were settled based on the September 30, 1996 market price of Citicorp common stock ($90.63 per share), Citicorp would be entitled to receive approximately 0.6 million shares. During the third quarter of 1996, settlements resulted in Citicorp receiving approximately 0.4 million shares of its common stock.

                                                                  CITICORP[LOGO]

Citicorp's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At September 30, 1996 all of Citicorp's subsidiary depository institutions were "well capitalized" under the federal bank regulatory agencies' definitions.

---------------------------------------------------------------------------------------
                                               Sept. 30,       June 30,        Dec. 31,
CITIBANK, N.A. RATIOS                               1996           1996            1995
---------------------------------------------------------------------------------------
Common Stockholder's Equity...............         7.16%          7.04%           7.08%
Tier 1 Capital............................         8.36%          8.27%           8.32%
Total Capital (Tier 1 and Tier 2).........        12.19%         12.12%          12.24%
Leverage..................................         6.83%          6.79%           6.65%
---------------------------------------------------------------------------------------

From time to time, the FRB and the Federal Financial Institutions Examination Council propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. Such proposals or interpretations could, upon implementation, affect reported capital ratios and net risk-adjusted assets.

                                                                  CITICORP[LOGO]

--------------------------------------------------------------------------------
STATEMENT OF INCOME ANALYSIS
--------------------------------------------------------------------------------
NET INTEREST REVENUE (TAXABLE EQUIVALENT  BASIS)
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
NET INTEREST REVENUE STATISTICS              3rd Qtr.    2nd Qtr.     1st Qtr.  4th Qtr.  3rd Qtr.    2nd Qtr.  1st  Qtr.
(TAXABLE EQUIVALENT BASIS) (A) (B)               1996        1996         1996      1995      1995        1995       1995
-------------------------------------------------------------------------------------------------------------------------
NET INTEREST REVENUE: (In Millions of  Dollars)
     U.S. (excluding SAIF).................    $1,778      $1,750       $1,716    $1,607    $1,612      $1,514     $1,515
     Outside the U.S.......................     1,616       1,601        1,547     1,499     1,502       1,459      1,286
                                              ---------------------------------------------------------------------------
TOTAL ADJUSTED (EXCLUDING SAIF) (C)........     3,394       3,351        3,263     3,106     3,114       2,973      2,801
Effect of Credit Card Securitizations......     (613)       (615)        (570)     (537)     (508)       (497)      (468)
SAIF Assessment............................      (64)           -            -         -         -           -          -
                                              ---------------------------------------------------------------------------
TOTAL......................................    $2,717      $2,736       $2,693    $2,569    $2,606      $2,476     $2,333
=========================================================================================================================
AVERAGE INTEREST-EARNING ASSETS: (In Billions of Dollars)
     U.S...................................    $118.7      $121.1       $122.4    $123.3    $122.3      $126.4     $127.4
     Outside the U.S.......................     140.1       135.7        132.2     127.7     122.8       121.8      118.8
                                              ---------------------------------------------------------------------------
TOTAL ADJUSTED (C).........................     258.8       256.8        254.6     251.0     245.1       248.2      246.2
Effect of Credit Card Securitizations......    (26.2)      (26.2)       (25.9)    (25.2)    (23.6)      (23.3)     (22.5)
                                              ---------------------------------------------------------------------------
TOTAL......................................    $232.6      $230.6       $228.7    $225.8    $221.5      $224.9     $223.7
=========================================================================================================================
ADJUSTED NET INTEREST MARGIN:
     U.S. (excluding SAIF) (D).............     5.96%       5.81%        5.64%     5.17%     5.23%       4.81%      4.82%
     Outside the U.S.......................     4.59%       4.75%        4.71%     4.66%     4.85%       4.80%      4.39%
TOTAL ADJUSTED (EXCLUDING SAIF) (C)........     5.22%       5.25%        5.15%     4.91%     5.04%       4.80%      4.61%
Effect of Credit Card Securitizations......    (.47)%      (.48)%       (.41)%    (.40)%    (.37)%      (.38)%     (.38)%
SAIF Assessment............................    (.10)%           -            -         -         -           -          -
                                              ---------------------------------------------------------------------------
TOTAL......................................     4.65%       4.77%        4.74%     4.51%     4.67%       4.42%      4.23%
=========================================================================================================================

(A) Includes appropriate allocations for capital and funding costs based on the location of the asset.
(B) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.
(C) Adjusted for the effect of credit card securitizations. See page 31 for discussion.
(D) Including the SAIF assessment, Adjusted Net Interest Margin in U.S. offices for the third quarter 1996 was 5.75%.
--------------------------------------------------------------------------------

Net interest revenue of $2.7 billion in the third quarter of 1996, which included a one time charge of $64 million related to the U.S. Savings Association Insurance Fund ("SAIF"), increased 4% from the year-ago period. Excluding the SAIF charge, net interest revenue increased 7%, reflecting higher net rate spreads, including funding benefits associated with higher equity levels, as well as an increase in interest-earning assets. Net interest revenue and net interest margin are reduced by the effect of credit card securitizations. Adjusted for the effect of credit card securitizations and excluding the SAIF charge, net interest revenue for the 1996 third quarter of $3.4 billion was essentially unchanged from the 1996 second quarter and increased 9% from the 1995 third quarter. The adjusted net interest margin, excluding the SAIF charge, decreased to 5.22% in the 1996 third quarter from 5.25% in the second quarter of 1996 and increased from 5.04% in the third quarter of 1995.

The adjusted net interest margin in the U.S., excluding the SAIF charge, of 5.96% in the 1996 third quarter was up from 5.81% in the second quarter and 5.23% in the 1995 third quarter. The improvement over the 1996 second quarter principally reflected higher trading-related net interest revenue in the Global Relationship Bank coupled with a decrease in the level of lower-yielding trading assets. The increase in the adjusted net interest margin in the U.S. from the third quarter of 1995 also reflected a decrease in the level of lower-yielding trading assets in the Global Relationship Bank, increased spreads and higher volumes in the U.S. bankcards business, and a lower net cost to carry cash-basis loans and OREO.

Net interest revenue from activities outside the U.S. represented 48% of total adjusted net interest revenue (excluding SAIF) in the third quarter of 1996. The net rate spread outside the U.S. of 4.59% in the third quarter of 1996 decreased from 4.75% in the second quarter and 4.85% in the 1995 third quarter. The decrease in the net interest margin from the 1996 second quarter is due to a decrease in trading-related net interest revenue in the Global Relationship Bank in Europe, and lower spreads in the emerging markets businesses. The decrease in the net interest margin from the 1995 third quarter reflected lower spreads in

                                                                  CITICORP[LOGO]

the Emerging Markets Corporate Banking business, partially offset by the expansion of the Cards business in Asia Pacific.

The $13.7 billion increase in adjusted average interest-earning assets in the 1996 third quarter from the year-ago period was mainly attributable to higher levels of consumer loans, as well as investment securities and commercial loans outside the U.S., partially offset by a reduction in trading assets in the Global Relationship Bank.

--------------------------------------------------------------------------------
FEE AND COMMISSION REVENUE
--------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
                                                                Third Quarter                   Nine Months
                                                         --------------------------------------------------
(In Millions of Dollars)                                   1996    1995(A)              1996        1995(A)
-----------------------------------------------------------------------------------------------------------
CONSUMER:
   Developed Markets...............................      $  570     $  579            $1,640         $1,713
   Emerging Markets................................         266        242               788            687
                                                         --------------------------------------------------
   Total Consumer..................................         836        821             2,428          2,400
CORPORATE BANKING AND OTHER........................         484        432             1,459          1,321
                                                         --------------------------------------------------
TOTAL ADJUSTED FEE AND COMMISSION REVENUE (B)......       1,320      1,253             3,887          3,721
Effect of Credit Card Securitizations..............          43         15               137             72
                                                         --------------------------------------------------
TOTAL FEE AND COMMISSION REVENUE...................      $1,363     $1,268            $4,024         $3,793
===========================================================================================================

(A) Reclassified to conform to latest quarter's presentation.
(B) Adjusted for the effect of credit card securitizations. See page 31 for discussion.
--------------------------------------------------------------------------------

Total fee and commission revenue of $1.4 billion for the third quarter and $4.0 billion for the nine months of 1996 increased $95 million, or 7%, and $231 million, or 6%, respectively, from the comparable 1995 periods. Fee and commission revenue was increased in all periods presented by the effect of credit card securitizations. Fee and commission revenue, adjusted for the effect of credit card securitizations, in the third quarter and nine months of 1996 was up 5% and 4%, respectively, from the comparable year-ago periods.

Within the Consumer businesses, fee and commission revenue for the third quarter and nine months of 1996 was up slightly from the year-ago periods as continued double-digit growth in the emerging markets was offset by reductions in the developed markets. The emerging markets growth in both the quarter and nine months reflected increases across various Consumer products offered in these markets, particularly card related fees in Asia Pacific and investment related fees in Latin America and Asia Pacific. Fees in the developed markets were slightly reduced from levels in the 1995 periods principally reflecting lower card related fees.

In the Corporate Banking business, fee and commission revenue for the third quarter and nine months of 1996 was up 12% and 10%, respectively, from the comparable year-ago periods, primarily reflecting higher business volumes in Emerging Markets, particularly in Asia Pacific and Latin America, representing continued growth in corporate finance, transaction banking services, and trust, agency and custodial fees, as well as increased transaction banking services revenue in Global Relationship Banking.

                                                                  CITICORP[LOGO]

--------------------------------------------------------------------------------
TRADING-RELATED REVENUE
--------------------------------------------------------------------------------

Trading-related revenue is reported in "Foreign Exchange" and "Trading Account" in the Statement of Income and also includes other amounts, principally reflected in net interest revenue. The table below presents trading-related revenue by business sector, by trading activity, and by income statement line.

-----------------------------------------------------------------------------------------------------------
                                                                Third Quarter                   Nine Months
                                                         --------------------------------------------------
(In Millions of Dollars)                                 1996         1995(A)           1996        1995(A)
-----------------------------------------------------------------------------------------------------------
BY BUSINESS SECTOR:
    Corporate Banking
       Emerging Markets.............................     $217            $181         $  582         $  508
       Global Relationship Banking..................      259             320            603            816
                                                         --------------------------------------------------
       Total Corporate Banking......................      476             501          1,185          1,324
    Consumer and Other..............................       71              57            181            182
                                                         --------------------------------------------------
TOTAL...............................................     $547            $558         $1,366         $1,506
===========================================================================================================
BY TRADING ACTIVITY:
    Foreign Exchange (B)............................     $251            $294         $  693         $  862
    Derivative (C)..................................      159             137            434            356
    Fixed Income (D)................................       41              49             13             55
    Other...........................................       96              78            226            233
                                                         --------------------------------------------------
TOTAL...............................................     $547            $558         $1,366         $1,506
===========================================================================================================
BY INCOME STATEMENT LINE:
    Foreign Exchange................................     $221            $250         $  640         $  878
    Trading Account.................................      224             182            420            363
    Other (E).......................................      102             126            306            265
                                                         --------------------------------------------------
TOTAL...............................................     $547            $558         $1,366         $1,506
===========================================================================================================

(A) Reclassified to conform to latest quarter's presentation.
(B) Includes foreign exchange spot, forward, and option contracts.
(C) Primarily interest rate and currency swaps, options, financial futures, and equity and commodity contracts.
(D) Principally debt instruments including government and corporate debt as well as mortgage-backed securities.
(E) Primarily  net interest  revenue.
--------------------------------------------------------------------------------

Trading-related revenue declined in both the 1996 third quarter and nine months compared with the respective 1995 periods. The declines primarily reflected lower foreign exchange activity and, in the 1996 nine-month period, a second quarter charge of $60 million related to certain mortgage-backed securities activities. Levels of trading-related revenue may fluctuate in the future as a result of market conditions and other factors.

Foreign exchange revenue of $251 million and $693 million in the 1996 third quarter and nine months declined $43 million and $169 million from the comparable 1995 periods primarily reflecting the unusually strong results in the volatile foreign exchange markets that existed during the third quarter and nine months of 1995.

Derivative revenue totaled $159 million and $434 million in the 1996 third quarter and nine months compared with $137 million and $356 million in the respective 1995 periods. The increases reflected continued customer demand for risk-management products.

Fixed income revenue in the 1996 third quarter and nine months declined $8 million and $42 million from the comparable 1995 periods. The decline in the 1996 nine-month period primarily reflects a second quarter charge of $60 million related to certain mortgage-backed securities activities partially offset by improved emerging market debt trading results.

                                                                  CITICORP[LOGO]


--------------------------------------------------------------------------------
SECURITIES TRANSACTIONS
--------------------------------------------------------------------------------

Net gains from the sale of securities were $5 million in the third quarter and $146 million in the nine months of 1996, compared with $21 million and $65 million in the respective 1995 periods. The net gains in the third quarter of 1996 reflected gross realized gains of $18 million ($181 million for the nine months) and gross realized losses of $13 million ($35 million for the nine months). Results for the nine months of 1996 included a realized gain of $52 million from the sale of Brazil interest bonds.

The fair value of securities available for sale and the related adjustment to stockholders' equity may fluctuate over time based on market conditions and changes in market interest rates, as well as events and trends affecting specific securities.

--------------------------------------------------------------------------------
OTHER REVENUE
--------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
                                                                Third Quarter                   Nine Months
                                                         --------------------------------------------------
(In Millions of Dollars)                                 1996     1995(A)               1996        1995(A)
-----------------------------------------------------------------------------------------------------------
Securitized Credit Card Receivables.................     $210        $274             $  658         $  734
Venture Capital.....................................      129          89                274            362
Affiliate Earnings..................................       43          50                188            157
Net Asset Gains and Other Items.....................      106          25                359            146
                                                         --------------------------------------------------
TOTAL...............................................     $488        $438             $1,479         $1,399
===========================================================================================================

(A) Reclassified to conform to latest quarter's presentation.
--------------------------------------------------------------------------------

The decrease in revenue related to securitized credit card receivables reflected higher net credit loss rates, partially offset by an improved net interest margin and higher average securitized volumes. The effect of credit card receivables securitizations is discussed in more detail on page 31.

Venture capital revenue in the 1996 third quarter was strong, reflecting the robust U.S. equity markets. Revenue in the nine months of 1996 declined from the unusually strong 1995 period. The nine month period of each year included gains related to public offerings by investees. Investments of venture capital subsidiaries are carried at fair value and earnings volatility can occur in the future, based on general market conditions as well as events and trends affecting specific venture capital investments.

Affiliate earnings improved by $31 million compared to the nine months of 1995, largely due to improved results in Latin America.

Net asset gains and other items in the 1996 third quarter included a $42 million gain from the sale of the consumer mortgage portfolio in the United Kingdom and a $28 million gain arising from the Panama refinancing agreement concluded during the quarter. Revenue in the nine months of 1996 also included a $110 million gain recognized in the second quarter from the sale of an automated trading business, a gain related to the partial disposition of Citicorp's holding in an Asian affiliate, and gains related to the sale of assets held by the Corporate Banking and the Consumer businesses, partially offset by an investment writedown of $50 million in Latin America. Revenue in the nine months of 1995 primarily reflected net gains on the sale of real estate assets and a gain related to the completion of Ecuador's refinancing package, partially offset by an investment writedown of $70 million in Latin America during the second quarter.

                                                                  CITICORP[LOGO]

--------------------------------------------------------------------------------
PROVISION AND ALLOWANCE FOR CREDIT LOSSES
--------------------------------------------------------------------------------

Total net write-offs were $399 million and $1.3 billion for the 1996 third quarter and nine months, respectively. Total adjusted net write-offs, adjusted for the effect of credit card securitizations, were $759 million for the third quarter, and $2.3 billion for the nine months, up $39 million and $383 million from the 1995 periods. The increases reflect higher consumer net write-offs, primarily in U.S. bankcards, partially offset by reductions in the commercial businesses. Citicorp continued to build reserves; the 1996 third quarter and nine month provisions for credit losses included charges in excess of net write-offs of $50 million and $150 million compared with charges of $75 million and $225 million in the respective 1995 periods.

Details of net write-offs, excess provision, and the provision for credit losses are included in the following table:

--------------------------------------------------------------------------------
NET WRITE-OFFS, ADDITIONAL PROVISION, AND PROVISION FOR CREDIT LOSSES
--------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
                                                             Third Quarter                   Nine Months
                                                         --------------------------------------------------
(In Millions of Dollars)                                 1996         1995              1996           1995
-----------------------------------------------------------------------------------------------------------
NET WRITE-OFFS (RECOVERIES):
    Consumer (A)....................................     $800         $634            $2,276         $1,770
    Commercial......................................     (41)           86               (1)            122
                                                         --------------------------------------------------
    TOTAL ADJUSTED NET WRITE-OFFS...................      759          720             2,275          1,892
    Effect of Credit Card Securitizations...........    (360)        (219)           (1,003)          (667)
                                                         --------------------------------------------------
TOTAL...............................................     $399         $501            $1,272         $1,225
===========================================================================================================
ADDITIONAL PROVISION:
    Consumer........................................      $50          $50              $150           $150
    Commercial......................................        -           25                 -             75
                                                         --------------------------------------------------
TOTAL...............................................      $50          $75              $150           $225
===========================================================================================================
PROVISION FOR CREDIT LOSSES:
    Consumer........................................     $490         $465            $1,423         $1,253
    Commercial......................................     (41)          111               (1)            207
                                                         --------------------------------------------------
TOTAL...............................................     $449         $576            $1,422         $1,460
===========================================================================================================

(A) Adjusted for the effect of credit card securitizations. See page 31 for discussion.
--------------------------------------------------------------------------------

Consumer adjusted net write-offs in the 1996 third quarter and nine months of $800 million and $2.3 billion were up from $634 million and $1.8 billion in the 1995 periods. The increases in adjusted net write-offs in the 1996 third quarter and nine months were primarily due to higher losses in the U.S. bankcards portfolio. Net write-offs also increased in the third quarter in Asia Pacific as a result of business expansion. In the nine month comparison, the increase also included higher losses associated with Cards and Citibanking activities throughout the emerging markets. Net write-offs in Latin America, however, continued to improve from levels in the second half of 1995. Net write-offs from Citibanking activities in the developed markets were reduced from year-ago levels. Net write-offs and the provision, particularly in Cards, may increase from 1996 third quarter levels as a result of economic conditions, credit performance of the portfolios (including bankruptcies), and portfolio growth. See "Consumer Portfolio Review" on page 10 for an additional discussion of the Consumer portfolio.

The commercial businesses experienced net recoveries in the 1996 third quarter and nine months of $41 million and $1 million, respectively, compared with net write-offs of $86 million and $122 million in the respective 1995 periods. The net recoveries in the 1996 periods reflect both lower gross write-offs and higher recoveries. Refinancing agreements were concluded in 1996 with Panama and Croatia in the third quarter, and with Slovenia in the second quarter, resulting in net recoveries of $54 million and $75 million in the third quarter and nine months, respectively, compared with $34 million for Ecuador in the 1995 nine month period. Included in net write-offs in the 1995 nine months is a net recovery of $10 million that was credited directly to the allowance for credit losses and did not affect the provision for credit losses. The commercial provision for credit losses included additional provisions of $25 million in the 1995 quarters. Commercial net write-offs may increase moderately from the recent low levels.

                                                                  CITICORP[LOGO]

The entire allowance is available to absorb all probable credit losses inherent in the portfolio; however, for analytical purposes only, Citicorp views its allowance as attributable to the following portions of its credit portfolios:

--------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES
--------------------------------------------------------------------------------

                                                                       Sept. 30,        Dec. 31,        Sept. 30,
(Dollars In Millions)                                                       1996            1995             1995
------------------------------------------------------------------------------------------------------------------
Consumer...........................................................       $2,036          $1,944           $1,931
Commercial.........................................................        3,424           3,424            3,410
                                                                          ----------------------------------------
TOTAL..............................................................       $5,460          $5,368           $5,341
==================================================================================================================
ALLOWANCE AS A PERCENT OF TOTAL LOANS:
    Consumer.......................................................        1.92%           1.84%            1.88%
    Commercial.....................................................        5.44%           5.71%            5.89%
TOTAL..............................................................        3.23%           3.24%            3.32%
------------------------------------------------------------------------------------------------------------------
Reserves For Sold Consumer Portfolios..............................         $481            $486             $473
==================================================================================================================

The allowance for credit losses was $5.5 billion at September 30, 1996, compared with $5.3 billion at September 30, 1995. The net increase included the continued reserve building previously discussed, partially offset by net transfers to the reserves for sold Consumer portfolios and the effect of foreign currency translation. Net write-offs were $399 million and $1.3 billion in the 1996 third quarter and nine months, respectively. The reserves for sold Consumer portfolios were $481 million at September 30, 1996.

Uncertainty related to the economic and credit environment, as well as higher loan volumes in the worldwide Consumer portfolios, may result in further increases in the allowance for credit losses attributable to the Consumer businesses.

--------------------------------------------------------------------------------
OPERATING EXPENSE
--------------------------------------------------------------------------------

Total operating expense was $3.1 billion in the third quarter and $8.9 billion in the nine months of 1996, up $285 million and $632 million, respectively, from the comparable 1995 periods. The 10% expense increase in the third quarter and 8% increase in the nine months of 1996 were principally related to business activities in the emerging markets (21% increase in the third quarter and 18% in the nine month period), while expense related to Consumer and Corporate Banking activities in the developed markets was up 4% from the year-ago third quarter and 2% from the year-ago nine month period.

Employee expense was $1.6 billion in the third quarter and $4.6 billion in the nine months of 1996, up $118 million and $290 million from the comparable 1995 periods. The increases primarily reflected higher staff levels related to business expansion in the emerging markets and salary increases. These increases were partially offset by the foreign currency translation effect of the stronger U.S. dollar in the nine month period, and a decrease in costs associated with performance-based stock incentive plans in both the quarter and nine month period. Staff levels of 88,900 at September 30, 1996 increased 4,100 or 5% from year-ago levels, largely in the emerging markets.

The cost of performance-based options is recognized over the period to estimated vesting dates and in full for options that have vested, by a charge to expense with an offsetting increase in common stockholders' equity. Of the performance-based options that remained unvested at September 30, 1996, one-half will vest at such time as Citicorp's common stock price has reached $100 per share and the balance will vest upon such price reaching $115 per share, provided in each case that the average of the daily high and low price remains at or above the indicated price level for twenty of thirty consecutive trading days. The recognition of expense associated with performance-based options is reviewed at the end of each quarter and is accelerated if stock price movements are indicative that more rapid vesting is probable. If the stock price continues to exceed anticipated levels as it has in the fourth quarter through the date of this filing (November 13, 1996), the expense associated with these options will be accelerated. If the stock price remains above $100 as stipulated above between now and year-end, the increase in expense compared to the third quarter of 1996 will be approximately $55 million ($35 million after-tax).

                                                                  CITICORP[LOGO]

Net premises and equipment expense was $471 million in the third quarter and $1.4 billion in the nine months of 1996, up $38 million and $107 million from the comparable 1995 periods. Other expense was $1.0 billion in the third quarter and $3.0 billion in the nine months, up $129 million and $235 million from the comparable 1995 periods. These increases primarily reflected investment spending and franchise development to support expansion in the emerging markets, the furtherance of Citibanking initiatives, particularly on upgrading systems and delivery of services worldwide through technology convergence, the continued development of the Citibank branding strategy worldwide, including the conversion and addition of branches to the Model Branch standard, and increased spending on technology and volume-related expenses in transaction banking services. The increases in the nine month period were partially offset by the foreign currency translation effect of the stronger U.S. dollar.

--------------------------------------------------------------------------------
INCOME TAXES
--------------------------------------------------------------------------------

Income taxes were $548 million and $1.7 billion, in the third quarter and nine months of 1996. The 1996 and 1995 effective tax rates were 37% and 38%, respectively, for the quarterly and nine month periods. The 1995 full-year effective tax rate was 38%.

--------------------------------------------------------------------------------
EFFECT OF CREDIT CARD RECEIVABLES SECURITIZATIONS
--------------------------------------------------------------------------------

During the nine months of 1996, $4.1 billion of U.S. credit card receivables were sold. The total amount of securitized receivables, net of amortization, as of September 30, 1996, was $26.1 billion, compared with $26.0 billion as of June 30, 1996 and $24.4 billion as of September 30, 1995.

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

-----------------------------------------------------------------------------------------------------------
                                                             Third Quarter                      Nine Months
                                                         --------------------------------------------------
(Dollars In Millions)                                     1996         1995             1996           1995
-----------------------------------------------------------------------------------------------------------

Net Interest Revenue............................        $(613)       $(508)         $(1,798)       $(1,473)
Fee and Commission Revenue......................            43           15              137             72
Other Revenue...................................           210          274              658            734
Provision for Credit Losses.....................         (360)        (219)          (1,003)          (667)
                                                        ---------------------------------------------------
Net Income Impact of Securitizations............        $    -       $    -         $      -       $      -
===========================================================================================================

Average Assets (In Billions)....................         $(26)        $(24)            $(26)          $(23)
Return on Assets................................         0.12%        0.11%            0.12%          0.10%
Net Interest Margin.............................       (0.47)%      (0.37)%          (0.45)%        (0.38)%
Consumer Net Credit Loss Ratio..................       (0.76)%      (0.39)%          (0.70)%        (0.45)%
===========================================================================================================

--------------------------------------------------------------------------------
FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
--------------------------------------------------------------------------------

During the second quarter of 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The statement provides standards for distinguishing transfers of financial assets that are sales from those that are secured borrowings, and provides guidance on the recognition and measurement of asset servicing contracts. The statement is to be applied prospectively to

                                                                  CITICORP[LOGO]

transactions that occur after December 31, 1996. The FASB has agreed to issue an Exposure Draft to propose deferring certain provisions of the Statement for one year. Citicorp is currently in the process of assessing the effects of the statement, and expects that existing asset securitization programs will continue to qualify for sale accounting treatment.

Additionally, the FASB has issued an exposure draft for a new accounting standard on derivatives and hedge accounting, which is described on page 20.

                                                                 CITICORP [LOGO]


--------------------------------------------------------------------------------
CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME                       CITICORP AND SUBSIDIARIES

                                                            ------------------------------------------------------------------------

                                                                           Third Quarter                                Nine Months
------------------------------------------------------------------------------------------------------------------------------------

(In Millions of Dollars, Except Per Share Amounts)           1996                   1995                 1996                  1995
------------------------------------------------------------------------------------------------------------------------------------

INTEREST REVENUE
Interest and Fees on Loans..........................       $4,605                 $4,508              $13,702               $13,217
Interest on Deposits with Banks.....................          218                    198                  621                   580
Interest on Federal Funds Sold and
 Securities Purchased Under Resale Agreements.......          193                    261                  695                   770
Interest and Dividends on Securities
        U.S. Treasury and Federal Agencies..........           58                     66                  170                   191
        State and Municipal.........................           21                     22                   62                    67
        Other (Principally in offices
         outside the U.S.)..........................          373                    312                1,039                   893
Interest on Trading Account Assets..................          347                    428                1,053                 1,387
                                                           -------------------------------------------------------------------------

Total Interest Revenue..............................        5,815                  5,795               17,342                17,105
                                                           -------------------------------------------------------------------------

INTEREST EXPENSE
Interest on Deposits................................        2,256                  2,179                6,610                 6,613
Interest on Trading Account Liabilities.............          105                     71                  243                   216
Interest on Purchased Funds and Other Borrowings....          401                    579                1,349                 1,816
Interest on Long-Term Debt
 and Subordinated Capital Notes.....................          344                    368                1,018                 1,069
                                                           -------------------------------------------------------------------------

Total Interest Expense..............................        3,106                  3,197                9,220                 9,714

                                                           -------------------------------------------------------------------------

NET INTEREST REVENUE................................        2,709                  2,598                8,122                 7,391
                                                           -------------------------------------------------------------------------

PROVISION FOR CREDIT LOSSES.........................          449                    576                1,422                 1,460

                                                           -------------------------------------------------------------------------

NET INTEREST REVENUE AFTER PROVISION FOR CREDIT LOSSES      2,260                  2,022                6,700                 5,931
                                                           -------------------------------------------------------------------------

FEES, COMMISSIONS, AND OTHER REVENUE
Fees and Commissions................................        1,363                  1,268                4,024                 3,793
Foreign Exchange....................................          221                    250                  640                   878
Trading Account.....................................          224                    182                  420                   363
Securities Transactions.............................            5                     21                  146                    65
Other Revenue.......................................          488                    438                1,479                 1,399
                                                           -------------------------------------------------------------------------

Total Fees, Commissions, and Other Revenue..........        2,301                  2,159                6,709                 6,498
                                                           -------------------------------------------------------------------------
OPERATING EXPENSE
Salaries............................................        1,240                  1,122                3,584                 3,321
Employee  Benefits..................................          338                    338                1,006                   979
                                                           -------------------------------------------------------------------------

Total Employee Expense..............................        1,578                  1,460                4,590                 4,300
Net Premises and Equipment Expense..................          471                    433                1,367                 1,260
Other Expense.......................................        1,029                    900                2,959                 2,724
                                                           -------------------------------------------------------------------------

Total Operating Expense.............................        3,078                  2,793                8,916                 8,284
                                                           -------------------------------------------------------------------------

INCOME BEFORE TAXES.................................        1,483                  1,388                4,493                 4,145
INCOME TAXES........................................          548                    511                1,692                 1,586
                                                           -------------------------------------------------------------------------

NET INCOME..........................................       $  935                 $  877              $ 2,801               $ 2,559
====================================================================================================================================

INCOME APPLICABLE TO COMMON STOCK...................         $897                   $798               $2,682                $2,290
                                                           -------------------------------------------------------------------------

EARNINGS PER SHARE:
        ON COMMON AND COMMON EQUIVALENT SHARES......         $1.85                  $1.79              $5.53                 $5.29
        ASSUMING FULL DILUTION......................         $1.85                  $1.62              $5.45                 $4.72
------------------------------------------------------------------------------------------------------------------------------------


                                                                  CITICORP[LOGO]


--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET                             CITICORP AND SUBSIDIARIES
--------------------------------------------------------------------------------


(In Millions of Dollars)                                                                  1996                             1995
------------------------------------------------------------------------------------------------------------------------------------

ASSETS
Cash and Due from Banks....................................................           $  7,304                         $  5,723
Deposits at Interest with Banks............................................             11,993                            9,028
Securities, At Fair Value
        Available for Sale.................................................             24,716                           18,213
        Venture Capital....................................................              1,959                            1,854
Trading Account Assets.....................................................             28,432                           32,093
Federal Funds Sold and Securities Purchased Under Resale Agreements........             11,258                            8,113
Loans, Net of Unearned Income
        Consumer...........................................................            106,205                          105,643
        Commercial.........................................................             62,922                           59,999
                                                                                ----------------------------------------------------

        Total Loans........................................................            169,127                          165,642
Allowance for Credit Losses................................................             (5,460)                          (5,368)
Customers' Acceptance Liability............................................              2,270                            1,542
Premises and Equipment, Net................................................              4,570                            4,339
Interest and Fees Receivable...............................................              3,016                            2,914
Other Assets...............................................................             12,745                           12,760
                                                                                ----------------------------------------------------


TOTAL......................................................................           $271,930                         $256,853
====================================================================================================================================


LIABILITIES
Non-Interest-Bearing Deposits in U.S. Offices..............................           $ 13,850                         $ 13,388
Interest-Bearing Deposits in U.S. Offices..................................             38,337                           36,700
Non-Interest-Bearing Deposits in Offices Outside the U.S...................              8,965                            8,164
Interest-Bearing Deposits in Offices Outside the U.S.......................            118,167                          108,879
                                                                                ----------------------------------------------------

        Total Deposits.....................................................            179,319                          167,131
Trading Account Liabilities................................................             18,430                           18,274
Purchased Funds and Other Borrowings.......................................             17,580                           16,334
Acceptances Outstanding....................................................              2,317                            1,559
Accrued Taxes and Other Expense............................................              5,964                            5,719
Other Liabilities..........................................................              8,593                            9,767
Long-Term Debt and Subordinated Capital Notes..............................             19,330                           18,488

STOCKHOLDERS' EQUITY
Preferred Stock (Without par value)........................................              2,078                            3,071
Common Stock ($1.00 par value).............................................                506                              461
        Issued Shares: 506,298,235 and 461,319,265, respectively
Surplus....................................................................              6,438                            5,702
Retained Earnings..........................................................             13,566                           12,190
Net Unrealized Gains - Securities Available for Sale.......................                581                              132
Foreign Currency Translation...............................................               (475)                            (437)
Common Stock in Treasury, at Cost..........................................             (2,297)                          (1,538)
        Shares 35,815,022 and 34,030,205, respectively
                                                                                ----------------------------------------------------


        Total Stockholders' Equity.........................................             20,397                           19,581
                                                                                ----------------------------------------------------

TOTAL......................................................................           $271,930                         $256,853
====================================================================================================================================


                                                                  CITICORP[LOGO]



--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CHANGES                      CITICORP AND SUBSIDIARIES
 IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                                                    Nine Months
                                                                                ----------------------------------------------------

(In Millions of Dollars)                                                                        1996                       1995
------------------------------------------------------------------------------------------------------------------------------------


Balance at Beginning of Period............................................                   $19,581                    $17,769
Preferred Stock Issuance, Net of Related Costs............................                         -                        267
Convertible Preferred Stock, Series 12
        Redemption of Series 12...........................................                      (590)                         -
        Issuance of Common Stock..........................................                       590                          -
Convertible Preferred Stock, Series 13
        Redemption of Series 13...........................................                      (403)                      (193)
        Issuance of Common Stock..........................................                         -                         57
        Issuance of Common Stock from Treasury Shares.....................                     1,066                        136
        Adjustment to Retained Earnings for Treasury Shares Issued........                      (663)                         -
Conversion Preferred Stock, Series 15 ("PERCS")
        Redemption of PERCS...............................................                         -                       (797)
        Issuance of Common Stock..........................................                         -                        797
Redemption of Perpetual Preferred Stock, Series 9.........................                         -                       (125)
Issuance of Common Stock Under Various Staff Benefit
 Plans (Net of Amortization) and the Dividend Reinvestment Plan...........                       191                        386
Net Income................................................................                     2,801                      2,559
Cash Dividends Declared
        Common............................................................                      (639)                      (365)
        Preferred.........................................................                      (123)                      (271)
Change in Net Unrealized Gains on Securities Available for Sale...........                       449                         41
Foreign Currency Translation..............................................                       (38)                        44
Repurchased Common Shares.................................................                    (2,255)                      (800)
Issuance of Common Stock from Treasury
 Shares Under Staff Benefit Plans and Other Activity......................                       430                        (10)
                                                                               -----------------------------------------------------
Balance at End of Period..................................................                   $20,397                    $19,495
====================================================================================================================================

                                                                  CITICORP[LOGO]


--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS                   CITICORP AND SUBSIDIARIES
--------------------------------------------------------------------------------

                                                                                                                    Nine Months
                                                                                ----------------------------------------------------

(In Millions of Dollars)                                                                        1996                       1995
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income................................................................                  $  2,801                   $  2,559
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
        Provision for Credit Losses.......................................                     1,422                      1,460
        Depreciation and Amortization of Premises and Equipment...........                       523                        473
        Amortization of Goodwill..........................................                        35                         37
        Provision for Deferred Taxes......................................                       497                        (97)
        Venture Capital Activity..........................................                      (105)                       196
        Net Gain on Sale of Securities....................................                      (146)                       (65)
        Net Gain on Sale of Subsidiaries and Affiliates...................                      (181)                         -
        Changes in Accruals and Other, Net................................                    (1,276)                       967
        Net Decrease in Trading Account Assets............................                     3,661                      3,193
        Net Increase (Decrease) in Trading Account Liabilities............                       156                       (897)
                                                                                ----------------------------------------------------

Total Adjustments.........................................................                     4,586                      5,267
                                                                                ----------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES.................................                     7,387                      7,826
                                                                                ----------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net Increase in Deposits at Interest with Banks...........................                    (2,965)                    (1,296)
Securities - Available for Sale
        Purchases.........................................................                   (26,623)                   (14,998)
        Proceeds from Sales...............................................                     8,892                      7,222
        Maturities........................................................                    11,834                      7,944
Securities-Held to Maturity
        Purchases.........................................................                         -                     (4,406)
        Maturities........................................................                         -                      4,610
Net Increase in Federal Funds Sold and
 Securities Purchased Under Resale Agreements.............................                    (3,145)                    (2,770)
Net Increase in Loans.....................................................                  (103,342)                   (73,066)
Proceeds from Sales of Loans and Credit Card Receivables..................                    98,217                     63,674
Capital Expenditures on Premises and Equipment............................                    (1,016)                      (948)
Proceeds from Sales of Premises and Equipment, Subsidiaries and
 Affiliates, and OREO.....................................................                       988                        841
                                                                                ----------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES.....................................                   (17,160)                   (13,193)
                                                                                ----------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits..................................................                    12,188                      8,101
Net Increase (Decrease) in Federal Funds Purchased
 and Securities Sold Under Repurchase Agreements..........................                     1,386                     (2,773)
Proceeds from Issuance of Commercial Paper and Funds
 Borrowed with Original Maturities of Less Than One Year..................                   505,245                    370,988
Repayment of Commercial Paper and Funds
 Borrowed with Original Maturities of Less Than One Year..................                  (505,554)                  (371,702)
Proceeds from Issuance of Long-Term Debt..................................                     3,562                      3,777
Repayment of Long-Term Debt...............................................                    (2,752)                    (2,871)
Proceeds from Issuance of Preferred Stock.................................                         -                        267
Redemption of Preferred Stock.............................................                         -                       (125)
Proceeds from Issuance of Common Stock....................................                       323                        317
Treasury Stock Transactions...............................................                    (2,149)                      (756)
Dividends Paid............................................................                      (762)                      (638)
                                                                                ----------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES.................................                    11,487                      4,585
                                                                                ----------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND DUE FROM BANKS................                      (133)                        31
                                                                                ----------------------------------------------------

Net Increase (Decrease) in Cash and Due from Banks........................                     1,581                       (751)
Cash and Due from Banks at Beginning of Period............................                     5,723                      6,470
                                                                                ----------------------------------------------------

CASH AND DUE FROM BANKS AT END OF PERIOD..................................                  $  7,304                   $  5,719
====================================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period for:
        Interest..........................................................                    $8,584                     $9,047
        Income Taxes......................................................                     1,279                      1,264
NON-CASH INVESTING ACTIVITIES
        Transfer from Loans to OREO and Assets Pending Disposition........                       348                        560
------------------------------------------------------------------------------------------------------------------------------------

                                                                  CITICORP[LOGO]



--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET                       CITIBANK, N.A. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                                                                                     Sept. 30,                         Dec. 31,
(In Millions of Dollars)                                                                  1996                             1995
------------------------------------------------------------------------------------------------------------------------------------


ASSETS
Cash and Due from Banks..................................................             $  6,642                         $  4,842
Deposits at Interest with Banks..........................................               13,006                            9,256
Securities, At Fair Value
        Available for Sale...............................................               20,526                           14,256
        Venture Capital..................................................                1,575                            1,457
Trading Account Assets...................................................               24,655                           28,407
Federal Funds Sold and Securities Purchased Under Resale Agreements......                8,137                            6,676
Loans, Net of Unearned Income............................................              138,750                          136,693
Allowance for Credit Losses..............................................               (4,386)                          (4,403)
Customers' Acceptance Liability..........................................                2,270                            1,542
Premises and Equipment, Net..............................................                3,479                            3,386
Interest and Fees Receivable.............................................                2,046                            1,940
Other Assets.............................................................                7,233                            7,422
                                                                                ----------------------------------------------------

TOTAL....................................................................             $223,933                         $211,474
====================================================================================================================================

LIABILITIES
Non-Interest-Bearing Deposits in U.S. Offices............................             $ 11,345                         $ 10,959
Interest-Bearing Deposits in U.S. Offices................................               23,111                           22,676
Non-Interest-Bearing Deposits in Offices Outside the U.S.................                8,741                            7,955
Interest-Bearing Deposits in Offices Outside the U.S.....................              116,617                          108,018
                                                                                ----------------------------------------------------

        Total Deposits...................................................              159,814                          149,608
Trading Account Liabilities..............................................               17,042                           17,544
Purchased Funds and Other Borrowings.....................................               10,832                           10,106
Acceptances Outstanding..................................................                2,316                            1,559
Accrued Taxes and Other Expense..........................................                3,610                            3,263
Other Liabilities........................................................                4,968                            5,300
Long-Term Debt and Subordinated Notes....................................                9,325                            9,128

STOCKHOLDER'S EQUITY
Common Stock ($20.00 par value)..........................................                  751                              751
        Outstanding Shares: 37,534,553 in each period
Surplus..................................................................                6,895                            6,744
Retained Earnings........................................................                8,458                            7,972
Net Unrealized Gains - Securities Available for Sale.....................                  505                               55
Foreign Currency Translation.............................................                 (583)                            (556)
                                                                                ----------------------------------------------------

        Total Stockholder's Equity.......................................               16,026                           14,966
                                                                                ----------------------------------------------------
TOTAL....................................................................             $223,933                         $211,474
====================================================================================================================================

                                                                  CITICORP[LOGO]


--------------------------------------------------------------------------------
OTHER FINANCIAL INFORMATION
--------------------------------------------------------------------------------
SECURITIES
--------------------------------------------------------------------------------

                                           -----------------------------------------------------------------------------------------

                                                               Gross           Gross
                                           Amortized      Unrealized      Unrealized         Fair      Amortized          Fair
(In Millions of Dollars)                        Cost           Gains          Losses        Value           Cost         Value
------------------------------------------------------------------------------------------------------------------------------------


SECURITIES - AVAILABLE FOR SALE (B)
U.S. Treasury and Federal Agency (C)..       $ 4,068          $   39            $ 15      $ 4,092        $ 4,285       $ 4,345
State and Municipal...................         1,603              87              27        1,663          1,611         1,631
Foreign Government (D)................        13,585           1,051             243       14,393          8,507         8,443
U.S. Corporate (C)....................         1,597               4              35        1,566          1,169         1,221
Other Debt Securities.................         1,147               7              15        1,139          1,112         1,119
                                           -----------------------------------------------------------------------------------------

        Total Debt Securities.........        22,000           1,188             335       22,853         16,684        16,759
Equity Securities (E).................         1,819             104              60        1,863          1,345         1,454
                                           -----------------------------------------------------------------------------------------

                                              23,819           1,292             395       24,716         18,029        18,213
====================================================================================================================================


VENTURE CAPITAL (F)...................         1,959               -               -        1,959          1,854         1,854
                                           -----------------------------------------------------------------------------------------

                                             $25,778          $1,292            $395      $26,675        $19,883       $20,067
====================================================================================================================================

(A) At December 31, 1995, gross unrealized gains and gross unrealized losses on securities available for sale totaled $829 million and $645 million, respectively.
(B) Securities available for sale held by equity-method affiliates are not included in the table. Citicorp's share of gross unrealized gains and gross unrealized losses related to those securities at September 30, 1996 was $3 million and $2 million, respectively, and is included in the net unrealized gains-securities available for sale component of stockholders' equity, net of applicable taxes. At December 31, 1995, Citicorp's share of gross unrealized gains and gross unrealized losses related to securities available for sale held by equity method affiliates was $22 million and $2 million, respectively.
(C) Included in U.S. Federal Agency and U.S. Corporate securities available for sale at September 30, 1996 are mortgage-backed securities with an amortized cost of $1,057 million, gross unrealized gains of $5 million, gross unrealized losses of $13 million, and fair value of $1,049 million.
(D) Included in Foreign Government securities available for sale at September 30, 1996 are Brady bonds issued by the Government of Brazil with an amortized cost and fair value of $1.5 billion and $2.4 billion, respectively. Also included are Brady bonds issued by the Government of Venezuela with an amortized cost and fair value of $563 million and $458 million, respectively.
(E) Equity securities available for sale include certain non-marketable equity securities which are carried at cost. At September 30, 1996, the carrying amount of those securities was $915 million (reported in both the amortized cost and fair value columns) and the fair value was $946 million.
(F) For the nine months ended September 30, 1996, net gains on investments held by venture capital subsidiaries totaled $274 million, of which $242 million and $112 million represented gross unrealized gains and gross unrealized losses, respectively. For the nine months ended September 30, 1995, net gains on investments held by venture capital subsidiaries totaled $362 million, of which $373 million and $199 million represented gross unrealized gains and gross unrealized losses, respectively.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
TRADING ACCOUNT ASSETS AND LIABILITIES
--------------------------------------------------------------------------------

                                                                                      Sept. 30,                        Dec. 31,
(In Millions of Dollars)                                                                   1996                            1995
------------------------------------------------------------------------------------------------------------------------------------
TRADING ACCOUNT ASSETS
Trading Account Securities.................................................             $14,321                         $15,997
Revaluation Gains on Derivative and Foreign Exchange Contracts (A).........              14,111                          16,096
                                                                                ----------------------------------------------------
                                                                                        $28,432                         $32,093
====================================================================================================================================


TRADING ACCOUNT LIABILITIES
Securities Sold, Not Yet Purchased.........................................             $ 3,751                         $ 3,696
Revaluation Losses on Derivative and Foreign Exchange Contracts (A)........              14,679                          14,578
                                                                                ----------------------------------------------------
                                                                                        $18,430                         $18,274
====================================================================================================================================

(A) Net of master netting agreements.
-------------------------------------------------------------------------------

                                                                  CITICORP[LOGO]


--------------------------------------------------------------------------------
CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS (A)
--------------------------------------------------------------------------------

                                                                                     Sept. 30,          Dec. 31,        Sept. 30,
(In Millions of Dollars)                                                                  1996              1995             1995
------------------------------------------------------------------------------------------------------------------------------------

COMMERCIAL CASH-BASIS LOANS
Collateral-Dependent (at Lower of Cost or Collateral Value) (B)...........              $  588            $  779           $  899
Other.....................................................................                 809               755              775
                                                                                ----------------------------------------------------

TOTAL COMMERCIAL CASH-BASIS LOANS.........................................              $1,397            $1,534           $1,674
====================================================================================================================================


COMMERCIAL CASH-BASIS LOANS
In U.S. Offices...........................................................              $  745            $  925           $1,038
In Offices Outside the U.S................................................                 652               609              636
                                                                                ----------------------------------------------------

TOTAL COMMERCIAL CASH-BASIS LOANS.........................................              $1,397            $1,534           $1,674
====================================================================================================================================


COMMERCIAL RENEGOTIATED LOANS
In U.S. Offices...........................................................                $266              $309             $310
In Offices Outside the U.S................................................                  64               112               85
                                                                                ----------------------------------------------------

TOTAL COMMERCIAL RENEGOTIATED LOANS.......................................                $330              $421             $395
====================================================================================================================================


CONSUMER LOANS ON WHICH ACCRUAL OF INTEREST HAS BEEN SUSPENDED
In U.S. Offices...........................................................              $1,244            $1,413           $1,423
In Offices Outside the U.S................................................               1,089             1,247            1,242
                                                                                ----------------------------------------------------

TOTAL CONSUMER LOANS ON WHICH
 ACCRUAL OF INTEREST HAS BEEN SUSPENDED...................................              $2,333            $2,660           $2,665
====================================================================================================================================


ACCRUING LOANS 90 OR MORE DAYS DELINQUENT (C)
In U.S. Offices...........................................................              $  683              $499           $  542
In Offices Outside the U.S................................................                 447               498              496
                                                                                ----------------------------------------------------

TOTAL ACCRUING LOANS 90 OR MORE DAYS DELINQUENT...........................              $1,130              $997           $1,038
====================================================================================================================================

(A) For a discussion of risks in the consumer loan portfolio and of commercial cash-basis loans, see pages 10 and 12, respectively. Loan commitments and standby letters of credit to North America Commercial Real Estate borrowers or projects experiencing financial difficulties are not included in this table. Refer to page 15 for discussion.
(B) A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.
(C) Includes Consumer loans of $1,039 million, $951 million and $910 million at September 30, 1996, December 31, 1995, and September 30, 1995, respectively.
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
OTHER REAL ESTATE OWNED AND ASSETS PENDING DISPOSITION (A)
--------------------------------------------------------------------------------

                                                                                     Sept. 30,          Dec. 31,        Sept. 30,
(In Millions of Dollars)                                                                  1996              1995             1995
------------------------------------------------------------------------------------------------------------------------------------

CONSUMER OREO                                                                             $464            $  529           $  561
COMMERCIAL OREO                                                                            492               625              960
                                                                                ----------------------------------------------------

TOTAL OREO                                                                                $956            $1,154           $1,521
====================================================================================================================================


ASSETS PENDING DISPOSITION (B)                                                            $182              $205             $195
====================================================================================================================================

(A) Carried at lower of cost or collateral value.
(B) Represents Consumer residential mortgage loans that have a high probability of foreclosure.
-------------------------------------------------------------------------------

                                                                  CITICORP[LOGO]




-------------------------------------------------------------------------------
DETAILS OF CREDIT LOSS EXPERIENCE
-------------------------------------------------------------------------------

                                                         3rd Qtr.    2nd Qtr.    1st Qtr.    4th Qtr.    3rd Qtr.
(Dollars in Millions)                                        1996        1996        1996        1995        1995
-----------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES AT BEGINNING OF PERIOD......   $5,424      $5,390      $5,368      $5,341      $5,308
                                                         --------------------------------------------------------
ADDITIONS
Provision for Credit Losses ............................      449         479         494         531         576
                                                         --------------------------------------------------------
DEDUCTIONS
GROSS CREDIT LOSSES

CONSUMER
In U.S. Offices.........................................      328         311         301         319         301
In Offices Outside the U.S. ............................      222         222         216         246         217
COMMERCIAL
In U.S. Offices.........................................       15          14          20          28          58
In Offices Outside the U.S. ............................       38          62          32          72          70
                                                         --------------------------------------------------------
                                                              603         609         569         665         646
                                                         --------------------------------------------------------

CREDIT RECOVERIES

CONSUMER
In U.S. Offices.........................................       54          61          58          71          55
In Offices Outside the U.S..............................       56          52          46          53          48
COMMERCIAL
In U.S. Offices.........................................       16          36          13          52          18
In Offices Outside the U.S. ............................       78          31           8          22          24
                                                         --------------------------------------------------------
                                                              204         180         125         198         145
                                                         --------------------------------------------------------

NET CREDIT LOSSES
In U.S. Offices.........................................      273         228         250         224         286
In Offices Outside the U.S. ............................      126         201         194         243         215
                                                         --------------------------------------------------------
                                                              399         429         444         467         501
                                                         --------------------------------------------------------
Other, Net (A)..........................................     (14)        (16)        (28)        (37)        (42)
                                                         --------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES AT END OF PERIOD............   $5,460      $5,424      $5,390      $5,368      $5,341
=================================================================================================================

Net Consumer Credit Losses..............................     $440        $420        $413        $441        $415
As a Percentage of Average Consumer Loans...............    1.64%       1.62%       1.60%       1.70%       1.63%

Net Commercial Credit (Recoveries) Losses...............    $(41)          $9         $31         $26         $86
As a Percentage of Average Commercial Loans.............       NM       0.06%       0.21%       0.18%       0.61%
-----------------------------------------------------------------------------------------------------------------

(A) Includes net transfers to the reserves for sold Consumer portfolios and foreign exchange effects.
NM  Not meaningful, as net recoveries result in a negative percentage.
--------------------------------------------------------------------------------

                                                                  CITICORP[LOGO]

--------------------------------------------------------------------------------
CALCULATION OF EARNINGS PER SHARE
-------------------------------------------------------------------------------

                                                                         Third Quarter 1996          Third Quarter 1995
                                                              ---------------------------------------------------------
                                                                On Common                        On Common
                                                               and Common                       and Common     Assuming
                                                               Equivalent     Assuming Full     Equivalent         Full
 (In Millions, except Per Share Amounts)                           Shares          Dilution         Shares     Dilution
-----------------------------------------------------------------------------------------------------------------------
EARNINGS
Income  Applicable to Common Stock...........................        $897              $897           $798         $798
Dividends on Conversion Preferred Stock, Series 15 (A).......           -                 -             11           11
Dividends on Convertible
 Preferred Stock, Series 12 and Series 13 (B)................           -                 -              -           31
                                                              ---------------------------------------------------------
INCOME APPLICABLE TO COMMON STOCK, ADJUSTED..................        $897              $897           $809         $840
=======================================================================================================================
SHARES
Weighted-Average Common Shares Outstanding (A)(B)(C).........       471.0             471.0          422.0        422.0
Conversion Preferred Stock, Series 15 (A)....................           -                 -           12.5         12.5
Convertible Preferred Stock, Series 12 and Series 13 (B).....           -                 -              -         65.7
Other Common Equivalent Shares (D)...........................        13.8              14.6           16.2         17.8
                                                              ---------------------------------------------------------
TOTAL........................................................       484.8             485.6          450.7        518.0
=======================================================================================================================
EARNINGS PER SHARE
NET INCOME..................................................        $1.85             $1.85          $1.79        $1.62
-----------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------
                                                                           Nine Months 1996            Nine Months 1995
                                                              ---------------------------------------------------------
                                                                On Common                        On Common
                                                               and Common                       and Common     Assuming
                                                               Equivalent     Assuming Full     Equivalent         Full
 (In Millions, except Per Share Amounts)                           Shares          Dilution         Shares     Dilution
-----------------------------------------------------------------------------------------------------------------------
EARNINGS
Income Applicable to Common Stock...........................       $2,682            $2,682         $2,290       $2,290
Dividends on Conversion Preferred Stock, Series 15 (A)......            -                 -             58           58
Dividends on Convertible
  Preferred Stock, Series 12 and Series 13 (B)..............            -                 5              -           99
                                                              ---------------------------------------------------------
INCOME APPLICABLE TO COMMON STOCK, ADJUSTED.................       $2,682            $2,687         $2,348       $2,447
=======================================================================================================================
SHARES
Weighted-Average Common Shares Outstanding (A)(B)(C)........        470.5             470.5          406.6        406.6
Conversion Preferred Stock, Series 15 (A)...................            -                 -           24.1         24.1
Convertible Preferred Stock, Series 12 and Series 13 (B)....            -               6.9              -         70.6
Other Common Equivalent Shares (D)..........................         14.6              15.4           13.2         16.8
                                                              ---------------------------------------------------------
TOTAL.......................................................        485.1             492.8          443.9        518.1
=======================================================================================================================
EARNINGS PER SHARE
NET INCOME..................................................        $5.53             $5.45          $5.29        $4.72
-----------------------------------------------------------------------------------------------------------------------

(A)  Conversion Preferred Stock, Series 15 was fully redeemed during 1995.
(B) During the first quarter of 1996, the remaining Convertible Preferred Stock, Series 12 and 13 were converted to 59.0 million shares of common stock. The shares are included in the fully diluted computation on an if-converted basis up to conversion dates, and from conversion dates forward these shares are included in weighted-average common shares outstanding.
(C) Includes 1.0 million and 1.1 million book value shares in 1996 and 1995, respectively.
(D) Includes the dilutive effect of stock options and stock purchase agreements computed using the treasury stock method and shares issuable under deferred stock awards.
--------------------------------------------------------------------------------

                                                                  CITICORP[LOGO]

-------------------------------------------------------------------------------
CROSS-BORDER AND NON-LOCAL CURRENCY OUTSTANDINGS
-------------------------------------------------------------------------------

Cross-border and non-local currency outstandings are presented on a regulatory basis, as discussed in the 1995 Annual Report and Form 10-K. From time-to-time, the Federal Financial Institutions Examination Council proposes amendments to, and interpretations of, country exposure reporting guidelines. Such proposals or interpretations could, if implemented in the future, affect reported cross-border and non-local currency outstandings.

-------------------------------------------------------------------------------
COUNTRIES WITH OUTSTANDINGS EXCEEDING 1% OF TOTAL ASSETS (A) (B)
-------------------------------------------------------------------------------

                                                                                          Investments
                                                           Cross-Border and Non-Local          in and
                                                     Currency Claims on Third Parties      Funding of     Total Outstandings
                                                    ----------------------------------                   --------------------
                                                                                                Local
                                                             Public   Private                Citicorp     Sept. 30,  Dec. 31,
(In Billions of Dollars)                             Banks   Sector    Sector   Total      Franchises          1996      1995
-----------------------------------------------------------------------------------------------------------------------------
Brazil (C).......................................     $0.4     $2.5      $2.1    $5.0            $1.8          $6.8      $5.1
United Kingdom...................................      0.5      0.2       3.7     4.4             1.3           5.7       7.6
Argentina (C)....................................      0.1        -       2.5     2.6             0.7           3.3       2.9
Mexico...........................................      0.1      2.2       0.5     2.8             0.3           3.1       2.9
Japan............................................      0.5      0.2       1.6     2.3             0.6           2.9       3.6
Singapore........................................      0.1      0.1       1.2     1.4             1.5           2.9       2.5
Germany..........................................      0.1      0.8       0.3     1.2             1.6           2.8       2.7
-----------------------------------------------------------------------------------------------------------------------------

(A) Legally binding cross-border and non-local currency commitments, including irrevocable letters of credit and commitments to extend credit, after adjustments to assign externally guaranteed commitments to the country of the guarantor, amounted to $6.5 billion in the United Kingdom, $1.1 billion in Germany, $1.0 billion in Japan, $0.3 billion in Singapore, and $0.1 billion in each of Mexico, Brazil, and Argentina at September 30, 1996.
(B) At September 30, 1996, cross-border and non-local currency outstandings in Australia ($2.3 billion) were between 0.75% and 1.0% of total assets. At December 31, 1995, such countries were Singapore ($2.5 billion), Australia ($2.4 billion), and South Korea ($2.1 billion).
(C) Includes outstandings funded with non-local currency liabilities where the fund providers agree that, in the event their claims cannot be repaid in U.S. dollars or other non-local currency due to a sovereign event, they will accept payment in local currency or wait to receive the non-local currency at such time as it becomes available. Such amounts at September 30, 1996 and December 31, 1995, were $2.0 billion and $1.4 billion, respectively, in Brazil and $1.6 billion for each period in Argentina.
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
CROSS-BORDER AND NON-LOCAL CURRENCY CLAIMS ON THIRD PARTIES
--------------------------------------------------------------------------------

                                         Public   Private   Sept. 30,  Dec. 31,
(In Billions of Dollars)         Banks   Sector    Sector        1996      1995
-------------------------------------------------------------------------------
Developed Markets (A).........    $2.9     $2.4     $11.4       $16.7     $15.2
Emerging Markets (A):
   Latin America (B)..........     0.7      6.2       6.9        13.8      11.7
   Asia.......................     1.3      0.9       7.0         9.2       7.9
   Other......................     1.1      0.8       1.0         2.9       2.5
                                  ---------------------------------------------
TOTAL (C).....................    $6.0    $10.3     $26.3       $42.6     $37.3
===============================================================================

(A) Developed markets comprise activities in North America, Europe, and Japan. Emerging markets comprise activities in all other geographic areas.
(B) Cross-border and non-local currency claims on third parties in Latin America of $13.8 billion at September 30, 1996 compared with $11.7 billion at December 31, 1995. The increase primarily reflects the effect of short-term trade related transactions as well as increases in the value of Brady bonds held in the available-for-sale portfolio (see additional discussion on securities on page 38).
(C) Includes investments in affiliates of $1.3 billion at September 30, 1996 and December 31, 1995.
--------------------------------------------------------------------------------

                                                                  CITICORP[LOGO]

-------------------------------------------------------------------------------
AVERAGE BALANCES AND INTEREST RATES (TAXABLE EQUIVALENT BASIS) (A) (B)
-------------------------------------------------------------------------------

                                                                                                                 Third Quarter 1996
                                                                                              -------------------------------------
                                                                                                   Average                % Average
(In Millions of Dollars)                                                                            Volume    Interest        Rate
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST REVENUE - CONSUMER LOANS, Net of      In U.S. Offices............................       $  53,916      $1,420       10.48
                      Unearned Income (C)      In Offices Outside the U.S. (D)............          52,217       1,638       12.48
                                                                                                -----------------------------------
                                                    TOTAL CONSUMER LOANS..................         106,133       3,058       11.46
                                                                                                -----------------------------------
                   COMMERCIAL LOANS, Net of    In U.S. Offices
                      Unearned Income (C)      Commercial and Industrial.................            8,568         196        9.10
                                               Mortgage and Real Estate..................            4,175          79        7.53
                                               Loans to Financial Institutions...........              519          14       10.73
                                               Lease Financing ..........................            3,222          56        6.91
                                               In Offices Outside the U.S. (D)...........           43,929       1,203       10.89
                                                                                                ----------------------------------
                                                    TOTAL COMMERCIAL LOANS...............           60,413       1,548       10.19
                                                                                                ----------------------------------
                                                    TOTAL LOANS..........................          166,546       4,606       11.00
                                                                                                ----------------------------------
FUNDS SOLD AND RESALE AGREEMENTS               In U.S. Offices...........................            7,121          97        5.42
                                               In Offices Outside the U.S. (D)...........            3,465          96       11.02
                                                                                                ----------------------------------
                                                    TOTAL................................           10,586         193        7.25
                                                                                                ----------------------------------
SECURITIES- AVAILABLE FOR SALE                 In U.S. Offices
                                               U.S. Treasury and Federal Agencies........            3,350          45        5.34
                                               State and Municipal.......................            1,622          27        6.62
                                               Other.....................................            2,665          38        5.67
                                               In Offices Outside the U.S. (D)...........           16,326         341        8.31
                                                                                               -----------------------------------
                                                    TOTAL................................           23,963         451        7.49
                                                                                               -----------------------------------
SECURITIES - HELD TO MATURITY                  In U.S. Offices
                                               U.S. Treasury and Federal Agencies........                -           -           -
                                               In Offices Outside the U.S. (D)............               -           -           -
                                                                                               -----------------------------------
                                                    TOTAL.................................               -           -           -
                                                                                               -----------------------------------
VENTURE CAPITAL                                U.S. Offices...............................           1,530           3        0.78
                                               In Offices Outside the U.S.................             286           5        6.96
                                                                                               -----------------------------------
                                                    TOTAL.................................           1,816           8        1.75
                                                                                               -----------------------------------
                                                    TOTAL SECURITIES......................          25,779         459        7.08
                                                                                               -----------------------------------
TRADING ACCOUNT ASSETS                         In U.S. Offices............................           5,787          90        6.19
                                               In Offices Outside the U.S. (D)............          11,018         257        9.28
                                                                                               -----------------------------------
                                                    TOTAL.................................          16,805         347        8.21
DEPOSITS AT INTEREST WITH BANKS                Principally Outside the U.S. (D)...........          12,909         218        6.72
                                                                                               -----------------------------------
                                               TOTAL INTEREST-EARNING ASSETS..............         232,625      $5,823        9.96
                                                                                                          ========================
                                               Non-Interest-Earning Assets (E)............          35,381
                                                                                              ------------
TOTAL ASSETS                                                                                      $268,006
                                                                                              ============
INTEREST EXPENSE-DEPOSITS                      In U.S. Offices
                                               Savings Deposits...........................        $ 26,255      $  190        2.88
                                               Other Time Deposits........................          12,500         222        7.07
                                                                                               -----------------------------------
                                               Total U.S. Interest-Bearing Deposits.......          38,755         412        4.23
                                               In Offices Outside the U.S. (D)............         117,548       1,844        6.24
                                                                                               -----------------------------------
                                                    TOTAL.................................         156,303       2,256        5.74
                                                                                               -----------------------------------
TRADING ACCOUNT LIABILITIES                    In U.S. Offices............................           2,005          29        5.75
                                               In Offices Outside the U.S. (D)............           2,167          76       13.95
                                                                                               -----------------------------------
                                                    TOTAL.................................           4,172         105       10.01
                                                                                               -----------------------------------
FUNDS BORROWED                                 In U.S. Offices
                                               Fed Funds Purchased and Sec. Sold..........           9,182         110        4.77
                                               Commercial Paper...........................           1,681          22        5.21
                                               Other Purchased Funds......................           2,165          68       12.50
                                               Long-Term Debt and Sub. Notes..............          14,852         235        6.29
                                                                                               -----------------------------------
                                                    Total in U.S. Offices ................          27,880         435        6.21
                                               In Offices Outside the U.S. (D)............          10,938         310       11.28
                                                                                               -----------------------------------
                                                    TOTAL.................................          38,818         745        7.64
                                                                                               -----------------------------------
                                               TOTAL INTEREST-BEARING LIABILITIES.........         199,293       3,106        6.20
                                                                                               -----------========================
                                               Demand Deposits in U.S. Offices............          12,566
                                               Other Non-Interest-Bearing Liabs. (E)......          36,119
                                               Total Stockholders' Equity.................          20,028
                                                                                               -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                        $268,006
                                                                                               ===================================
NET INTEREST REVENUE AS A PERCENTAGE OF AVERAGE INTEREST-EARNING ASSETS...................                      $2,717        4.65
==================================================================================================================================

(A) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.
(B) Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories.
(C)  Loans in the table above include cash-basis loans.
--------------------------------------------------------------------------------

                                                                  CITICORP[LOGO]



-----------------------------------------------------------------------------------------------------------------------------------
                        Third Quarter 1995                          Nine Months 1996                          Nine Months 1995
------------------------------------------------------------------------------------------------------------------------------------
     Average                     % Average      Average                    % Average      Average                    % Average
      Volume       Interest           Rate       Volume      Interest           Rate       Volume      Interest           Rate
------------------------------------------------------------------------------------------------------------------------------------
    $ 51,856         $1,443          11.04    $  53,412      $  4,289          10.73    $  50,210      $  4,147          11.04
      49,274          1,604          12.91       51,279         4,848          12.63       48,469         4,694          12.95
------------------------------------------------------------------------------------------------------------------------------------
     101,130          3,047          11.95      104,691         9,137          11.66       98,679         8,841          11.98
------------------------------------------------------------------------------------------------------------------------------------

       9,487            209           8.74        8,975           620           9.23       10,115           666           8.80
       5,220            104           7.90        4,426           242           7.30        5,609           324           7.72
         461              6           5.16          475            28           7.87          398            13           4.37
       3,166             56           7.02        3,218           162           6.72        3,205           174           7.26
      37,810          1,086          11.40       42,804         3,516          10.97       37,174         3,200          11.51
------------------------------------------------------------------------------------------------------------------------------------
      56,144          1,461          10.32       59,898         4,568          10.19       56,501         4,377          10.36
------------------------------------------------------------------------------------------------------------------------------------
     157,274          4,508          11.37      164,589        13,705          11.12      155,180        13,218          11.39
------------------------------------------------------------------------------------------------------------------------------------
      10,475            147           5.57        9,148           357           5.21       12,380           530           5.72
       2,630            114          17.20        3,460           338          13.05        2,224           240          14.43
------------------------------------------------------------------------------------------------------------------------------------
      13,105            261           7.90       12,608           695           7.36       14,604           770           7.05
------------------------------------------------------------------------------------------------------------------------------------

       2,624             33           4.99        3,293           137           5.56        2,251            91           5.41
       1,602             28           6.93        1,619            78           6.44        1,603            80           6.67
       1,644             24           5.79        2,392           101           5.64        1,516            69           6.09
       7,670            224          11.59       14,054           942           8.95        7,800           633          10.85
------------------------------------------------------------------------------------------------------------------------------------
      13,540            309           9.05       21,358         1,258           7.87       13,170           873           8.86
------------------------------------------------------------------------------------------------------------------------------------

       1,560             27           6.87            -             -              -        1,558            78           6.69
       3,379             65           7.63            -             -              -        3,382           189           7.47
-----------------------------------------------------------------------------------------------------------------------------------
       4,939             92           7.39            -             -              -        4,940           267           7.23
-----------------------------------------------------------------------------------------------------------------------------------
       1,449              4           1.10        1,548            14           1.21        1,442            20           1.85
         295              3           4.03          308            19           8.24          280            11           5.25
------------------------------------------------------------------------------------------------------------------------------------
       1,744              7           1.59        1,856            33           2.38        1,722            31           2.41
------------------------------------------------------------------------------------------------------------------------------------
      20,223            408           8.00       23,214         1,291           7.43       19,832         1,171           7.89
------------------------------------------------------------------------------------------------------------------------------------
       9,014            141           6.21        6,049           266           5.87       11,857           591           6.66
      10,554            287          10.79       11,906           788           8.84       10,640           799          10.04
-----------------------------------------------------------------------------------------------------------------------------------
      19,568            428           8.68       17,955         1,054           7.84       22,497         1,390           8.26
      11,286            198           6.96       12,247           621           6.77       11,239           580           6.90
------------------------------------------------------------------------------------------------------------------------------------
     221,456         $5,803          10.40      230,613       $17,366          10.06      223,352       $17,129          10.25
             =============================              ============================              =================================
      44,990                                     37,542                                    46,189
------------                               ------------                               -----------
    $266,446                                   $268,155                                  $269,541
============                               ============                               ===========

    $ 24,941        $   192           3.05    $  25,810       $   566           2.93     $ 24,645        $  560           3.04
      11,941            150           4.98       12,570           541           5.75       11,656           550           6.31
------------------------------------------------------------------------------------------------------------------------------------
      36,882            342           3.68       38,380         1,107           3.85       36,301         1,110           4.09
     108,033          1,837           6.75      114,982         5,503           6.39      109,604         5,503           6.71
------------------------------------------------------------------------------------------------------------------------------------
     144,915          2,179           5.97      153,362         6,610           5.76      145,905         6,613           6.06
-----------------------------------------------------------------------------------------------------------------------------------
       2,590             42           6.43        2,540           111           5.84        2,744           132           6.43
       1,300             29           8.85        2,130           132           8.28        1,218            84           9.22
------------------------------------------------------------------------------------------------------------------------------------
       3,890             71           7.24        4,670           243           6.95        3,962           216           7.29
------------------------------------------------------------------------------------------------------------------------------------

      14,374            190           5.24       10,991           395           4.80       17,026           692           5.43
       1,634             24           5.83        1,706            68           5.32        1,713            76           5.93
       2,884             78          10.73        2,329           240          13.76        3,196           242          10.12
      15,095            270           7.10       14,734           699           6.34       14,667           802           7.31
------------------------------------------------------------------------------------------------------------------------------------
      33,987            562           6.56       29,760         1,402           6.29       36,602         1,812           6.62
       9,747            385          15.67       10,466           965          12.32        9,590         1,073          14.96
------------------------------------------------------------------------------------------------------------------------------------
      43,734            947           8.59       40,226         2,367           7.86       46,192         2,885           8.35
------------------------------------------------------------------------------------------------------------------------------------
     192,539          3,197           6.59      198,258         9,220           6.21      196,059         9,714           6.62
            ==============================              ============================            ===================================
      11,493                                      12,355                                  11,526
      42,981                                      37,693                                  43,209
      19,433                                      19,849                                  18,747
------------                                ------------                             -----------
    $266,446                                    $268,155                                $269,541
===================================================================================================================================
                     $2,606          4.67                      $8,146           4.72                     $7,415           4.44
===================================================================================================================================

(D) Average rates in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain Latin American countries.
(E) Gross unrealized gains and losses on off-balance sheet trading positions are reported in non-interest earning assets and non-interest bearing liabilities, respectively.
--------------------------------------------------------------------------------

                                                                  CITICORP[LOGO]

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                  FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended September 30, 1996  COMMISSION FILE NUMBER 1-5738



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


Yes     X     No
     -------      -------



Citicorp Common Stock..............                                  470,483,213
($1.00 Par Value)                     (Shares Outstanding on September 30, 1996)

                                                                  CITICORP[LOGO]

--------------------------------------------------------------------------------
FORM 10-Q CROSS-REFERENCE INDEX
--------------------------------------------------------------------------------

This document serves both as an analytical review for analysts, stockholders and other interested persons and as the quarterly report filed on Form 10-Q with the Securities and Exchange Commission.

PART I FINANCIAL INFORMATION                                                               PAGE
                                                                                           ----

       Item 1 - Consolidated  Financial Statements

                Consolidated Financial Statements, Schedules, and Statistics



                Statement of Income for the Quarters and Nine Months Ended
                SEPTEMBER  30, 1996 AND 1995............................................     33

                Balance Sheet as of
                SEPTEMBER 30, 1996 AND DECEMBER 31, 1995................................     34

                Statement of Cash Flows for the Nine Months Ended
                SEPTEMBER 30, 1996 AND 1995.............................................     36

                Calculation of Earnings Per Share.......................................     41



       Item 2 - Management's Discussion and Analysis of Financial Condition and
                Results of Operations...................................................   1-31


PART II OTHER INFORMATION


       Item 6 - Exhibits and Reports on Form 8-K........................................     47


       Signatures.......................................................................     48


In the opinion of the management of Citicorp, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the nine months ended September 30, 1996 and 1995 have been included.

                                                                  CITICORP[LOGO]

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------


         a)       Exhibit 3(ii). By-laws of Citicorp as amended on September 17,
                  1996.

         b)       Exhibit 27. Financial Data Schedule.


         c)       Reports on Form 8-K:

                  Citicorp filed a Form 8-K Current Report dated July 22, 1996 (Item 5) which report included a summary of the consolidated operations of Citicorp for the six month period ended June 30, 1996 and (Item 7) the calculation of the ratio of income to fixed charges (Exhibit 12(a) thereto) and the calculation of the ratio of income to fixed charges including preferred stock dividends (Exhibit 12(b) thereto).

                  Citicorp filed a Form 8-K Current Report dated October 15, 1996 (Item 5) which report included a summary of the consolidated operations of Citicorp for the nine month period ended September 30, 1996 and (Item 7) the calculation of the ratio of income to fixed charges (Exhibit 12(a) thereto) and the calculation of the ratio of income to fixed charges including preferred stock dividends (Exhibit 12(b) thereto).

                                                                  CITICORP[LOGO]

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                CITICORP By:    /S/ Thomas E. Jones
                Registrant


                                _________________________
                                Thomas E. Jones
                                Executive Vice President
                                Principal Financial Officer


                                /S/ George E. Seegers

                                _________________________
                                George E. Seegers
                                Assistant Secretary







Date: November 13, 1996

48