Form 10-K
period 1996-12-31
CITICORP
filed 1997-02-25
CIK 20405

Securities and Exchange Commission
Washington, DC 20549
Form 10-K
Annual Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996, Commission File Number 1-5738



                                                                CITICORP [LOGO]
-------------------------------------------------------------------------------

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

As of December 31, 1996, Citicorp had 463,217,018 shares of common stock outstanding.

Citicorp (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein nor in any amendment to this Form 10-K but is contained in Citicorp's 1997 Proxy Statement incorporated by reference in Part III of this Form 10-K.

The aggregate market value of Citicorp common stock held by non-affiliates of Citicorp on January 31, 1997 was approximately $53.4 billion.

Certain information has been incorporated by reference as described herein into
Part III of this annual report from Citicorp's 1997 Proxy Statement.

                                                                     EXHIBIT 12a

CITICORP AND SUBSIDIARIES
CALCULATION OF RATIO OF INCOME TO FIXED CHARGES
(In Millions)

                                                                    YEAR ENDED DECEMBER 31,

     EXCLUDING INTEREST ON DEPOSITS:                1996          1995          1994         1993          1992
                                                -----------   -----------   -----------   ----------    ----------
     FIXED CHARGES:
          INTEREST EXPENSE (OTHER THAN
             INTEREST ON DEPOSITS)                   3,435         4,110         5,906        6,324         5,826
          INTEREST FACTOR IN RENT EXPENSE              150           140           143          147           162
                                                -----------   -----------   -----------   ----------    ----------
             TOTAL FIXED CHARGES                     3,585         4,250         6,049        6,471         5,988

     INCOME:
          NET INCOME                                 3,788         3,464         3,422 (A)    1,919 (B)       722
          INCOME TAXES                               2,285         2,121         1,189          941           696
          FIXED CHARGES                              3,585         4,250         6,049        6,471         5,988
                                                -----------   -----------   -----------   ----------    ----------
             TOTAL INCOME                            9,658         9,835        10,660        9,331         7,406
                                                ===========   ===========   ===========   ==========    ==========
     RATIO OF INCOME TO FIXED CHARGES
          EXCLUDING INTEREST ON DEPOSITS              2.69          2.31          1.76         1.44          1.24
                                                ===========   ===========   ===========   ==========    ==========
     INCLUDING INTEREST ON DEPOSITS:

     FIXED CHARGES:
          INTEREST EXPENSE                          12,409        13,012        14,902       16,121        16,327
          INTEREST FACTOR IN RENT EXPENSE              150           140           143          147           162
                                                -----------   -----------   -----------   ----------    ----------
             TOTAL FIXED CHARGES                    12,559        13,152        15,045       16,268        16,489

     INCOME:
          NET INCOME                                 3,788         3,464         3,422 (A)    1,919 (B)       722
          INCOME TAXES                               2,285         2,121         1,189          941           696
          FIXED CHARGES                             12,559        13,152        15,045       16,268        16,489
                                                -----------   -----------   -----------   ----------    ----------
             TOTAL INCOME                           18,632        18,737        19,656       19,128        17,907
                                                ===========   ===========   ===========   ==========    ==========
     RATIO OF INCOME TO FIXED CHARGES
          INCLUDING INTEREST ON DEPOSITS              1.48          1.42          1.31         1.18          1.09
                                                ===========   ===========   ===========   ==========    ==========

(A) NET INCOME FOR THE YEAR ENDED DECEMBER 31, 1994 EXCLUDES THE CUMULATIVE EFFECT OF ADOPTING STATEMENT OF FINANCIAL ACCOUNTING STANDARDS No. 112, "EMPLOYERS' ACCOUNTING FOR POSTEMPLOYMENT BENEFITS", OF $(56) MILLION.

(B) NET INCOME FOR THE YEAR ENDED DECEMBER 31, 1993 EXCLUDES THE CUMULATIVE EFFECT OF ADOPTING STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 109, "ACCOUNTING FOR INCOME TAXES", OF $300 MILLION.

                                                                     EXHIBIT 12b

CITICORP AND SUBSIDIARIES
CALCULATION OF RATIO OF INCOME TO FIXED CHARGES
INCLUDING PREFERRED STOCK DIVIDENDS
(In Millions)

                                                               YEAR ENDED DECEMBER 31,

     EXCLUDING INTEREST ON DEPOSITS:               1996          1995          1994          1993          1992
                                                -----------   -----------   -----------   ----------    ----------
     FIXED CHARGES:
          INTEREST EXPENSE (OTHER THAN
             INTEREST ON DEPOSITS)                   3,435         4,110         5,906        6,324         5,826
          INTEREST FACTOR IN RENT EXPENSE              150           140           143          147           162
          DIVIDENDS--PREFERRED STOCK                   261           553           505 (A)      465           416
                                                -----------   -----------   -----------   ----------    ----------
             TOTAL FIXED CHARGES                     3,846         4,803         6,554        6,936         6,404

     INCOME:
          NET INCOME                                 3,788         3,464         3,422 (B)    1,919 (C)       722
          INCOME TAXES                               2,285         2,121         1,189          941           696
          FIXED CHARGES (EXCLUDING PREFERRED
             STOCK DIVIDENDS)                        3,585         4,250         6,049        6,471         5,988
                                                -----------   -----------   -----------   ----------    ----------
             TOTAL INCOME                            9,658         9,835        10,660        9,331         7,406
                                                ===========   ===========   ===========   ==========    ==========

     RATIO OF INCOME TO FIXED CHARGES
          EXCLUDING INTEREST ON DEPOSITS              2.51          2.05          1.63         1.35          1.16
                                                ===========   ===========   ===========   ==========    ==========

     INCLUDING INTEREST ON DEPOSITS:

     FIXED CHARGES:
          INTEREST EXPENSE                          12,409        13,012        14,902       16,121        16,327
          INTEREST FACTOR IN RENT EXPENSE              150           140           143          147           162
          DIVIDENDS--PREFERRED STOCK                   261           553           505 (A)      465           416
                                                -----------   -----------   -----------   ----------    ----------
             TOTAL FIXED CHARGES                    12,820        13,705        15,550       16,733        16,905

     INCOME:
          NET INCOME                                 3,788         3,464         3,422 (B)    1,919 (C)       722
          INCOME TAXES                               2,285         2,121         1,189          941           696
          FIXED CHARGES (EXCLUDING PREFERRED
             STOCK DIVIDENDS)                       12,559        13,152        15,045       16,268        16,489
                                                -----------   -----------   -----------   ----------    ----------
             TOTAL INCOME                           18,632        18,737        19,656       19,128        17,907
                                                ===========   ===========   ===========   ==========    ==========

     RATIO OF INCOME TO FIXED CHARGES
          INCLUDING INTEREST ON DEPOSITS              1.45          1.37          1.26         1.14          1.06
                                                ===========   ===========   ===========   ==========    ==========

(A) CALCULATED ON A BASIS OF AN ASSUMED TAX RATE OF 29% FOR 1994.

(B) NET INCOME FOR THE YEAR ENDED DECEMBER 31, 1994 EXCLUDES THE CUMULATIVE EFFECT OF ADOPTING STATEMENT OF FINANCIAL ACCOUNTING STANDARDS No. 112, "EMPLOYERS' ACCOUNTING FOR POSTEMPLOYMENT BENEFITS", OF $(56) MILLION.

(C) NET INCOME FOR THE YEAR ENDED DECEMBER 31, 1993 EXCLUDES THE CUMULATIVE EFFECT OF ADOPTING STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 109, "ACCOUNTING FOR INCOME TAXES", OF $300 MILLION.

--------------------------------------------------------------------------------
CITICORP ANNUAL REPORT 1996
[CITIBANK LOGO]

CONTENTS

Chairman's Letter  1

Managing for
    Performance  4

Performing for
    Our Customers  6

Sustaining Performance
    Over Time  14

Citibankers Deliver
    Performance  18

Performing for
    Our Communities  20

Financial Information  25

Corporate
    Information  87

Shareholder
    Information  90
--------------------------------------------------------------------------------

CHAIRMAN'S LETTER TO STOCKHOLDERS

These years...1996, on which I am reporting, and 1997 and 1998...are important years for Citicorp because they are years of change and of engagement. In 1995, we told you of our new business directions. We told you that we were running the company for performance and that performance would be derived from our historical franchises and their strengths, particularly our globality. We told you that it would take 1996, 1997 and 1998 to be fully engaged. This is still our view. We are hard at work. We are excited. We are exploiting a great opportunity and building a great company.

     Financially, 1996 continued us on target. Core earnings were strong, if you recognize that our U.S. Cards business was down year-to-year as the credit environment shifted from unusually good (1995) to slightly worse than normal
(1996). (Our loss performance shifted from being traditionally higher than the industry's to being better.) We offset the Cards business drop with strong performance, particularly in the emerging markets. Net income was $3.8 billion, up $324 million from last year. Earnings per share were $7.42, up 15%. Reflecting our very strong capital accumulation, we paid $1.0 billion in dividends to stockholders in 1996, bought back $3.1 billion in stock, held our capital ratios above 8.3% and 12.2%, and built our reserves. Our stock closed the year at $103 per share, up $35.75 or 53% for the year.

   [THE FOLLOWING TABLE WAS REPRESENTED BY A BAR CHART IN PRINTED MATERIAL.]

INCOME
$ Billions

                                     92        93        94        95        96
                                    ----      ----      ----      ----      ----
Income Before Taxes                  1.4       2.9       4.6       5.6       6.1
Net Income                           0.7       2.2       3.4       3.5       3.8

     Nineteen ninety-six was an unusually good year for business globally. It is quite unlikely that 1997 and 1998 will be so kind. Japan's economy is weak. Europe will reflect the tensions that are inevitable as countries try to shoehorn their economies into the European Monetary Union. The U.S. economy is slowing, seemingly in an orderly way, but one has to reflect that the great success against inflation comes from restraints on purchasing capacity which, in turn, means tight household and government budgets. It is highly unusual to have good employment numbers and a less than good credit environment in the Cards business! The developing world is


                                                                             [1]
doing well, but there are a number of economies under strain. Dependence on external capital flows is a natural part of development, but a potential source of instability nonetheless.

     The banking business was, and promises to be, more difficult. I have already mentioned the consumer credit environment in the United States. Globally, credit was benign but pricing was under important pressure, reflecting a tougher competitive environment, more than adequate liquidity, and a seemingly trusting view of risk and discipline.

   [THE FOLLOWING TABLE WAS REPRESENTED BY A BAR CHART IN PRINTED MATERIAL.]

EARNINGS PER SHARE*
In Dollars

           92             93           94            95             96
          ----           ----         ----          ----           ----
          1.35           4.11         6.29          6.48           7.42

*    Fully diluted after accounting changes.

     Citicorp is globalizing its business, moving from the position of operating country by country to operating globally. It is tough work, but the objective is worthwhile for customers as well as stockholders.

     We have two franchises: that of a global corporate bank (The Bank) operating on behalf of customers locally, regionally and globally. This is a business that is growing, particularly in the emerging markets. It is a business that demands the best and most sophisticated talent because of the needs of global investors, as well as issuers, and the intersection of this business with capital markets. This is a business that permits solid returns because of the spread of our activities into local markets and because of our role as a processor, providing global custody, money transfer and trade services. Our banking business is important and fun because it is "center plate" for the most interesting and active private sector players on the world's economic stage. We believe we have the best banking franchise in the world.


[LINE GRAPH]

                CCI Quarterly Common Stock Price (12/92-12/96)
                                  (in Dollars)


     The second franchise, Citicorp's Consumer Business, is singular. We seek to provide average people--that broad mid-sector of the market--with payment products, banking services and investment services that will help these customers achieve their personal objectives. Our vision is global, as is our presence and pursuit of this opportunity. It will take years to fully develop this business. They will be exciting years and our success in this business will shape the company and fuel its performance.

     In the last months, we announced two additions to our senior team: Mary Alice Taylor, who comes from Federal Express and will head up Operations; and Ed Horowitz, who comes from Viacom and will lead our Advanced Development efforts. Mary Alice and Ed are important additions. At the top of the company we operate as a team. In addition to the Vice Chairmen, we have five line



[2]
executives (two in The Bank, three in the Citicorp Consumer Business) who run the businesses day to day; an advanced development function that is overarching; and four staff functions (Human Resources, Risk, Operations and Finance) that crosscut through all the businesses. During 1991 and 1992, we discovered that the combination of line and crosscutting corporate imperatives works well for us. The group of us keeps the process alive.

     The years 1997 and 1998 will be challenging. In addition to the environment already mentioned, we have come to recognize the central role of quality in our aspirations and have embraced the need to internalize a commitment to it. We are modernizing and globalizing our processing base, moving beyond the need to manage the flow of expenses to reconfiguring its architecture. We have shifted to a customer-centered strategy (rather than product or geography) and are shifting process, tools and structure in support of this change. We are strengthening the human make-up of the company, adding people and managing training and careers in support of our opportunities. We have recognized the challenge, risks and opportunities of the electronic world. All of this, while continuing to serve millions of customers worldwide and doing an increasingly better job in support of the communities on which we depend.

========================================

PERFORMANCE TARGETS

o  Core Earnings Growth of
   10%-12% a year

o  Returns in Excess of 18%

o  Excess Capital of $2 billion
   a year

o  Incremental Revenue
   Expense Ratio of 2 : 1

========================================

     The composition of your Board changed during 1996. Three Directors: H.J. Haynes (of Chevron and Bechtel), who had served on the Board from 1972-1982 and then since 1984; Colby Chandler (of Kodak), who had served since 1984; and Roger Smith (of General Motors), who had served since 1987, reached our mandatory retirement age. They, individually and as a group, served with great distinction and were of notable help to the Company. I want to take this further occasion to thank them.

     We were fortunate to add three new Directors to your Board: Reuben Mark, Chairman of the Colgate-Palmolive Company, and Richard Parsons, President of Time Warner, joined us in April. In December, we re-elected John Deutch, Institute Professor of MIT, who had left the Board to serve in the Administration during the last four years. Citicorp has a strong, highly dedicated and involved Board. It is one of our strengths. It and almost 90,000 staff members around the world and our millions of customers have made us what we are.


/s/ John S. Reed

John S. Reed



                                                                             [3]

           [Photograph of a Deutsche Telekom telephone installation]


            [Photograph of a Supermarket in Prague, Czech Republic]


             [Photograph of a Citibank branch exterior in Bangkok]





[4]

[Photograph of a Citibank AAdvantage Card ad used in newspapers and magazines]


                    [Photograph of Private Bank Customers]



-------------------------
   BALANCED SCORECARD
-------------------------
   Customer/Franchise
       Performance

Strategic Cost Management

     Risk Management

         People

  Financial Performance

     AT CITICORP, PERFORMANCE EMBODIES BALANCE--A BALANCED SCORECARD (SEE
BELOW) MEASURES OUR SUCCESS AS A COMPANY AND IN EACH OF OUR BUSINESSES. It recognizes that sustained financial performance derives from balanced achievements in four key areas: Providing quality in all of our dealings with customers worldwide o Managing costs globally by directing investment spending toward the most promising opportunities o Distributing exposures to manage our risk profile o Offering unbounded opportunities to Citibankers around the world.

     Citicorp also has balance in its businesses. Consumer--Citibanking, Cards and the Private Bank--produces about half of our earnings, as does Corporate Banking--serving global corporations and businesses in emerging markets. Geographically, emerging market earnings are balanced with those from developed countries. Our worldwide presence enables us to serve the needs of consumers and corporations, and to participate with them in the world's fastest growing markets.

     We balance our business success by seeking a constructive role in our communities, particularly in their economic and educational development.


--------------------------------------------------------------------------------

Citicorp's Balanced Scorecard (above), keeps us focused on the quality of our performance in all five equally important elements of our global growth strategy.

Clockwise, examples of Citibank's performance for customers all around the world: At 1,130 Citibank branches worldwide, customers know they'll receive the consistently superior service experience found in this Bangkok model branch o The Citibank AAdvantage card was successfully launched in several new Latin American markets in 1996, and is now a prominent co-branded card in 14 countries
o Our Private Bank clients can count on personal access, expert advice and quick response wherever they travel o Citibank is a conduit to world financial markets for companies such as Deutsche Telekom, which turned to Citibank to handle its American Depositary Receipt program o In Eastern Europe, global consumer companies rely on Citibank's expertise in cash management to help them manage their payables and receivables.


                                                                             [5]

        [Photograph of a Citibank branch interior in Cologne, Germany]

--------------------------------------------------------------------------------
An important thrust of our consumer strategy is to establish Citibank as a global brand that is recognized everywhere. A common design standard promises a superior customer service experience from Bombay to Tokyo to Buenos Aires to New York. Here it identifies our Citibank branch in Cologne, part of our network of 307 branches in 200 cities in Germany, where we were given an award of excellence in 1996 by the German Post and German Marketing Association.
--------------------------------------------------------------------------------


[6]

CUSTOMERS

[PHOTOGRAPH]

     CITIBANK, THE ONLY BANK PURSUING A TRULY GLOBAL CONSUMER STRATEGY, SERVES 50 MILLION CONSUMERS IN 56 COUNTRIES. Our strategy is built on supplying innovative products and superior service to a consumer base that is worldwide, growing rapidly, and fueling demand for increasingly sophisticated financial services.

     People everywhere have the same financial needs--needs that broaden as they pass through various life stages and levels of affluence. At the outset, customers need basics--a checking account, a credit card, and possibly a loan for college. As they mature financially, customers add a mortgage, car loan and investments. As they accumulate wealth, portfolio management and estate planning become priorities.

     No other financial institution has the scope and the resourcefulness to meet all these needs for so many in so many different places. With almost 60,000 Citibankers in our consumer businesses and more than 1,000 branches around the world, Citibank is becoming the global brand of choice for financial services.

CONSUMER BUSINESSES
REVENUE

 [THE FOLLOWING TABLE WAS REPRESENTED BY A PIE CHART IN THE PRINTED MATERIAL.]

Citibanking                    43%
Cards                          49%
Private Bank                    8%


    We're working to make sure that the Citibank name means service that is consistently beyond--not merely up to--customers' expectations. We offer them the right products at the right times in their lives. Everywhere and every time customers have contact with us, we deliver a predictable, superior experience.


CONSUMER BUSINESSES
REVENUE BY REGION

 [THE FOLLOWING TABLE WAS REPRESENTED BY A PIE CHART IN THE PRINTED MATERIAL.]

Latin America                                11%
Europe                                       15%
North America                                56%
Asia Pacific, Central/Eastern Europe,
   Middle East, Africa                       18%

     Being global is essential to both our growth strategy and brand, but it requires more than simply having locations in many countries.

     Our customers know that Citibank is their gateway to state-of-the-art products and the best ideas from around the world. Plus, they have the security and convenience of access 24 hours a day, 7 days a week, 365 days a year--in a branch, by computer, on an ATM, or with CitiPhone.


                                                                             [7]

     Worldwide, our Cards customers rely on us for the credit and charge cards that meet their specific interests and financial situations, including co-branded cards that carry incentives from some of the world's most respected organizations.

     Private Bank clients rely on us to seek out investment opportunities and discern risks. Citibank delivers the depth of first-hand knowledge that comes from its worldwide presence.

Photographs of Credit Cards:   Diners Club
                               Citibank Ford
                               Citibank BahnCard
                               Citibank Gold Visa
                               Citibank MasterCard (Photocard)

     Like other global marketers of consumer products and services, we are achieving particularly strong growth in emerging markets. As we expand our consumer business into new areas, we have the distinct advantage of having Citibank in place as a corporate bank, with licenses, market understanding and a trained local staff.

     Our initial customer base often comes from employees of the corporations which already know the Citibank name and the high standard of quality it represents. And once established, brand awareness, enhanced by consumer advertising, will also benefit our corporate banking business.

CONSUMER BUSINESSES
REVENUE
$ Billions

 [THE FOLLOWING TABLE WAS REPRESENTED BY A BAR CHART IN THE PRINTED MATERIAL.]

                              94        95        96
                             ----      ----      ----
Emerging Markets              2.7       3.1       3.6
Developed Markets             8.7       9.2       9.8
                             ----      ----      ----
                             11.4      12.3      13.4

                 [Photograph of a bazaar in Cairo, Egypt]



[8]

       [Photograph of a Private Bankers meeting in Zurich, Switzerland]
--------------------------------------------------------------------------------
In credit and charge cards, we have the largest worldwide business, with $55 billion in outstanding receivables. We have 61 million cards in total (including private label and affiliates), of which three million cards are in Europe, seven million in Asia and nine million in Latin America.

By introducing cards as a preferred and secure payment method, Citibank also helps cash-based societies develop a system for consumer credit. This enables millions of people in emerging countries, such as the Middle Eastern family at left, to enjoy a new middle-class lifestyle.

Above, our private bankers in 32 countries act as a gateway to Citibank's network of people, products and strategies. A European client, for example, will receive first-hand advice on his or her global investment portfolio, even drawing upon complex financial engineering solutions provided by our corporate banking specialists. Similarly, investors who wish to leverage growth opportunities in emerging markets can take advantage of our expertise and long-time presence in those economies.
--------------------------------------------------------------------------------


                                                                             [9]

                                        [Photograph of an oilrig off Brazil]
[Photograph of Citibankers
    in Shanghai, China]

--------------------------------------------------------------------------------
The huge Brazilian oil company Petrobras works closely with our branch in Rio de Janeiro. In a relationship spanning several decades, Citibank channels solutions and delivers products to meet the company's constantly evolving needs in trade finance, cash management and capital markets. In 1996, Euromoney voted Citibank the number one bank in Latin America.

Left, deep relationships with other financial institutions characterize Citibank's history in re-emerging financial centers like Shanghai. Major growth opportunities exist in our business with the banking, investment and insurance industries, which are expanding rapidly, not only in Asia but globally. In 1996, Euromoney ranked Citibank the number one bank in Asia.

Opposite page, corporate treasurers and investors worldwide have long recognized Citibank's foreign exchange business for its superior customer service. Euromoney has rated us number one for 18 years in a row. Excellence in trading both major and emerging currencies (more than 140 in all) has been a hallmark of Citibank forex for decades.
--------------------------------------------------------------------------------


[10]

                                    [Photograph of a foreign exchange trader]

     FOR 100 YEARS, AS COMPANIES HAVE VENTURED BEYOND THEIR HOME COUNTRIES TO BUY, SELL AND INVEST, CITIBANK HAS BEEN THERE TO HELP.

Today, we work with global, regional and local corporate customers in almost 100 countries. Our deep and long presence in markets in almost every part of the world is the cornerstone of our corporate banking relationships. Customers know they can rely on us for superior service and expert advice at home and wherever their business might take them.

CORPORATE BANKING
REVENUE
$ Billions

 [THE FOLLOWING TABLE WAS REPRESENTED BY A BAR CHART IN THE PRINTED MATERIAL.]

                              94        95        96
                             ----      ----      ----
Emerging Markets              2.5       2.9       3.4
Developed Markets             3.3       3.6       3.7
                             ----      ----      ----
                              5.8       6.5       7.1

     In emerging markets, Citibank is both an embedded local and a regional bank. Just as we serve our global customers, we also provide world-class banking to local companies whose vision often exceeds the opportunities in their home markets. In the process, we establish relationships with companies that will grow into the next generation of multinationals.

     Our success with many of the world's leading multinationals is based on relationship banking skills and experience we have accumulated over decades. Most of these corporations expect to generate the bulk of their growth outside their home countries, especially in emerging economies where both consumer and commercial markets are thriving.


                                                                            [11]

[Photograph of a movie still from 20th
  Century Fox's Independence Day]
                                            [Photograph of telephone workers
                                              from PLDT in the Philippines]


[12]

--------------------------------------------------------------------------------
Citicorp Securities' structuring and underwriting skills span the globe: In the U.S., we put together a $1 billion three-year financing for Twentieth Century Fox, producer of the blockbuster movie, Independence Day (above). Fox is a division of News Corporation, with which we have relationships in 23 countries. The package involved both debt and equity instruments and was voted a record-breaking deal of the year by Institutional Investor. In Asia, we co-managed a $300 million global bond for the Philippine Long Distance Telephone Company (left). Citibank's local presence in Manila since 1902, combined with the access we offer to global capital markets, fostered confidence among both issuers and investors.
--------------------------------------------------------------------------------

     Our depth of presence around the world is our strongest competitive distinction. We have a head start on competitors in terms of size, products, skills, industry knowledge and experience. Our goal is seamless global access to our products and services. In short, to deliver the entire Citibank network virtually wherever and whenever the client needs it.

     Typically, we enter a new market in the early stages of its economic development, to provide our global customers with the basic services they need. We start with cash management, short-term loans in local currency and trade finance, then add services like project finance and securities custody and clearing as the country's economy grows. Eventually we bring in sophisticated products such as bond underwriting and asset-backed securitization. By then we are likely to be supporting the expansion of local companies into international markets.

     The distribution of Citibank's corporate banking activities over 22 developed and 75 emerging economies provides diversity and balance to our revenue stream. Citibank's corporate bank, with 20,000 customers, is a singularly valuable franchise that provides excellent returns. And because we participate in markets at every stage of development, we have ample opportunity for growth.

 [THE FOLLOWING TABLE WAS REPRESENTED BY A PIE CHART IN THE PRINTED MATERIAL.]

CORPORATE BANKING
REVENUE BY PRODUCT

Lending                                   22%
Trading                                   23%
Transaction Services                      30%
Capital Markets/Other                     25%

 [THE FOLLOWING TABLE WAS REPRESENTED BY A BAR CHART IN THE PRINTED MATERIAL.]

CORPORATE BANKING
REVENUE BY REGION

Latin America                             22%
Europe                                    18%
Asia Pacific                              20%
North America                             32%
Central/Eastern Europe,
  Middle East, Africa                      8%


                                                                            [13]

      [Photograph of a billing statement equipment in The Lakes, Nevada]



[14]

--------------------------------------------------------------------------------
Billing statements for cardholders in the U.S. and Latin America, Personal Identification Number mailers for European accounts, loan payment statements for the Citicorp mortgage business, and myriad administrative reports--those are just a few of the purposes and businesses served by this new printing technology installed in our Maryland, South Dakota and Nevada service centers. Already at an operating rate of 350 million documents annually, the high-speed, high-capacity printers not only reduce internal production costs, they also help generate revenues by producing third-party billing statements for cash management clients of corporate banking.
--------------------------------------------------------------------------------

     STRATEGIC COST MANAGEMENT

To perform for customers, we have to be able to deliver high quality products and services at competitive prices. Performance for shareholders requires that we make a profit doing it. Consequently, managing costs strategically is integral to our success.

     Avoiding unnecessary expense is, of course, fundamental to this effort, but it is even more important that we make sure our spending is strategic. We focus our investment spending on programs that will either generate two dollars of income for each dollar expended or will help to lower our overall expenses. Quality is primary. We save money when we don't have to correct errors, and we build revenues with superior products and services.

     A broad range of marketing and other brand-building programs qualify under these criteria, but by far the greatest opportunities are being generated by investment spending in further modernizing and harmonizing our technology around the world.

     Upgrading technology almost always achieves the dual objectives of improved customer service and greater cost control. Our intent is to use technology to remove work, errors, time and paper from our processes, and therefore be more focused on, and responsive to, our customers. By consolidating our systems worldwide, we are better able to share resources and leverage the infrastructure. We've made substantial progress in the last three years. For example, European and some Latin American customers' card accounts are processed in the U.S. Also in the U.S., a single service center in San Antonio, Texas, is able to handle all U.S. retail banking customer inquiries. Singapore is the Cards' back-office center for 12 countries in Asia. With the advent of on-line trading technology and the anticipated European Monetary Union, we consolidated major-currency market making in London, New York and Tokyo--increasing efficiency for customers, reducing costs and freeing Citibankers to focus on higher-value transactions.


                                                                            [15]

         [Photograph of a foreign exchange trading floor in New York]

--------------------------------------------------------------------------------
Loan trading enhances Citibank's ability to balance its portfolio while satisfying our clients' capital raising needs. It also broadens access for institutions to invest in loans as a floating-rate asset class.

Opposite page, corporate customers in Latin America meet with Citibank's corporate finance specialists in derivative products. These are developed to reduce or modify customers' risks. The derivatives business, globally managed at Citibank, leverages the bank's strong relationships with issuers and investors. We are ranked number one in derivatives by Institutional Investor, Risk and Asiamoney magazines.
--------------------------------------------------------------------------------


[16]

     MANAGING RISK

Risk is inherent in banking, but it is far from routine--nor is it one-dimensional. All around the globe, market risks, operational risks, technical risks, political risks and legal risks change rapidly and continually.

     Since 1993, we have monitored our risk exposures continuously from various perspectives or "windows." We now have 16 different windows. This proprietary Windows on Risk system cuts across our own businesses and portfolios as it spans customers, industries and geographies. It enables us to guard against concentrations of risk that could allow problems in one industry, product area, customer group or geographic region to reverberate through the bank and undermine overall results. Embedded in the system are "tripwires" that are sensitive to external developments, allowing us to anticipate or react quickly to both positive and negative events.

     [Photograph of Corporate finance bankers meeting with customers meeting with customers in Sao Paulo, Brazil]




                                                                            [17]

             [Photograph of a Team Challenge meeting in New York]




[18]

                           [INSERT DESCRIPTION HERE]

     HAVING THE RIGHT PEOPLE IN THE RIGHT JOBS IS A BASIC TENET OF CITIBANK'S PERFORMANCE STRATEGY.

To deliver on our promise of exceptional performance worldwide, we count on exceptionally talented and motivated people. We are able to recruit and train to a very high standard because we offer, literally, a whole world of opportunity. Sixty-five percent of our senior managers have work experience outside their home countries. In addition, a spirit of teamwork and an atmosphere of respect and diversity help make Citibank the local employer of choice in many countries around the world.

     One of the ways we deliver on our performance promise is by helping Citibankers stay on track for jobs that make the most of their abilities. The Talent Inventory Review process produces a detailed assessment of each person's skills, experience and capabilities. The inventory helps us match the right person to the right assignment, so that we build the kind of staff breadth and depth that we need to keep growing.

     We use a variety of training and other programs, including cross-company task forces, to help Citibankers hone their existing talents and develop new skills. Our task forces are structured on the premise that today's best performers can help rising performers become tomorrow's best.

     Our hiring, training and work assignments are aimed at ensuring that our people are equipped to achieve their individual potential as they provide superior service to our customers.

--------------------------------------------------------------------------------
Team Challenge last year brought high-potential Citibankers from all around the world to work on specific bankwide issues. Team members developed innovative ways to serve customers, use resources better, and dismantle barriers that impede working together across businesses and functions.
--------------------------------------------------------------------------------


                                                                            [19]

     IN HUNDREDS OF COMMUNITIES AROUND THE WORLD, CITIBANK IS AN INVOLVED CORPORATE CITIZEN.

Performing for our communities strongly supports all other aspects of our business strategy. It improves the business climate for us and our customers, and adds to our reputation as an employer of choice around the world.

     Citibank's strongest community impact stems from our day-to-day business activities. We ensure that our business practices, as well as our products and services, add value to the communities in which we operate.

     For example, we recently created a new financing vehicle, an equity equivalent product for not-for-profit organizations in the U.S., that is expected to bring millions in new capital to distressed American communities. In emerging markets, we advised regulatory bodies, stock exchanges, clearinghouses and depositories on developing capital market infrastructure. We also offered a special mortgage product for disabled first-time home buyers in Taipei, strengthened the financial settlements system in London, and funded local companies' growth--all of which continue to add to our communities' economic vitality and strength. By conducting our business in ways that assure our customers and our employees equitable and respectful treatment, we also help set high standards of business practice.

     Perhaps the most important thing we do in our community is to offer people the opportunity to build challenging and fulfilling careers. Citibankers are involved citizens, contributing expertise, energy and time, as well as their personal financial support, to a broad range of charities and civic organizations.

     Our corporate philanthropy is focused on community development

--------------------------------------------------------------------------------
From London to Taipei, from Chicago to Johannesburg, Citibankers are helping to build better communities.

At The Lakes, Nevada, children of employees learn while their parents work in the same building. The day care center, one of three at our Cards service facilities in the U.S., is open 15 hours a day and cares for 164 children.
--------------------------------------------------------------------------------


[20]

  [Photograph of Employees' children at daycare center in The Lakes, Nevada]


                                                                            [21]
and education, encompassing a wide variety of programs at local, national and international levels. We provide substantial funding to not-for-profit institutions--last year's contributions by Citibank and the Citicorp Foundation increased to more than $31 million and we also are directly and actively involved in many of the programs we support.

     Through the Foundation's Banking on Enterprise initiative, Citicorp is a corporate leader supporting microenterprise lending in inner-city neighborhoods in the United States and emerging markets worldwide. As part of the bank's mission to expand access to financial services, we are providing equity investments, loans, grants and Citibank financial expertise to microcredit organizations in Kenya, Bangladesh and 16 other countries.

     Our Banking on Education initiative applies technology to increase the effectiveness of schools, particularly in the inner cities of the U.S. But more than that, the bank provides scholarships for higher education in a variety of programs, such as the study of business education and economics at Getulio Vargas Institute in Brazil, and to scholars in Eastern Europe to study the principles and practices of market economies. For our own Citibankers, we provide more than $4 million annually in tuition reimbursements to help them develop new skills and competencies.

     At Citibank, we take our citizenship seriously. It shows in the ways we conduct our business and direct our philanthropy. In the end, it is manifested in the growth of our business and adds to the strength of our welcome all over the world.

                                        [Photograph of Housing in
                                          San Francisco]

             [Photograph of children in playground of
              a low-income neighborhood in San Francisco]


[22]

--------------------------------------------------------------------------------
Clockwise: Through our Banking on Enterprise initiative, we are helping families across the globe become self-sufficient through microenterprises, such as this business in Poland that manufactures bed linens.

Students in New York and Nevada use software programs that introduce them to the world of banking. The programs are designed to develop critical thinking through simulations that bridge the classroom and the external world.

In the Tenderloin, a low-income neighborhood in San Francisco, Citibank helped create 175 units of affordable housing for families. The 9-story building was financed for $35 million by Citibank and county, state and federal aid. The presence of the building with its family residents has led to a drop in street crime in the area.
--------------------------------------------------------------------------------

[Photograph of Bed linens factory            [Photograph of Students using
       in Poland]                                computer software]


                                                                            [23]

             [Photograph of a Woman with umbrella in Asia]

FINANCIAL INFORMATION

CITICORP IN BRIEF  26
OVERVIEW OF 1996 RESULTS  27
THE BUSINESSES OF CITICORP  28
CONSUMER  29
  Citibanking  30
  Cards  31
  Private Bank  32
  Consumer Business in
    Developed and Emerging Markets  33
  Consumer Portfolio Review  34
CORPORATE BANKING  36
  Emerging Markets  37
  Global Relationship Banking  38
CORPORATE ITEMS  38
MANAGING GLOBAL RISK  39
SUMMARY OF FINANCIAL RESULTS  44
STATEMENT OF INCOME ANALYSIS  44
FINANCIAL REPORTING RESPONSIBILITY  49
REPORT OF INDEPENDENT AUDITORS  49
FINANCIAL STATEMENTS  50
STATEMENT OF ACCOUNTING POLICIES  55
NOTES TO CONSOLIDATED
  FINANCIAL STATEMENTS  58
QUARTERLY FINANCIAL INFORMATION  75
10-K CROSS-REFERENCE INDEX  76
FINANCIAL DATA SUPPLEMENT  77

CITICORP IN BRIEF

In Millions of Dollars Except Share Data                                    1996        1995        1994         1993         1992
------------------------------------------------------------------------------------------------------------------------------------

NET INCOME--Before Accounting Changes                                  $   3,788    $  3,464   $   3,422    $   1,919    $     722
NET INCOME--After Accounting Changes(1)                                    3,788       3,464       3,366        2,219          722
------------------------------------------------------------------------------------------------------------------------------------

NET INCOME PER SHARE(2)
  On Common and Common Equivalent Shares
    Before Accounting Changes                                          $    7.50    $   7.21   $    7.15    $    3.82    $    1.35
    After Accounting Changes(1)                                             7.50        7.21        7.03         4.50         1.35
  Assuming Full Dilution
    Before Accounting Changes                                               7.42        6.48        6.40         3.53         1.35
    After Accounting Changes(1)                                             7.42        6.48        6.29         4.11         1.35
DIVIDENDS DECLARED PER COMMON SHARE(3)                                      1.80        1.20        0.45           --           --
  As a Percentage of Income, Assuming Full Dilution,
    After Accounting Change(1)(3)                                          24.26%      18.52%       7.15%          --           --
------------------------------------------------------------------------------------------------------------------------------------

AT YEAR-END
Total Loans, Net of Unearned Income and Allowance for Credit Losses    $ 169,109    $160,274   $ 147,265    $ 134,588    $ 135,851
Total Assets(4)                                                          281,018     256,853     250,489      216,574      213,701
Total Deposits                                                           184,955     167,131     155,726      145,089      144,175
Long-Term Debt                                                            18,850      18,488      17,894       18,160       20,172
Common Stockholders' Equity(5)                                            18,644      16,510      13,582       10,066        7,969
Total Stockholders' Equity(5)                                             20,722      19,581      17,769       13,953       11,181
Tier 1 Capital                                                            19,796      18,915      16,919       13,388       10,262
Total Capital (Tier 1 and Tier 2)                                         28,870      27,725      26,119       23,152       20,111
------------------------------------------------------------------------------------------------------------------------------------

FINANCIAL RATIOS
Net Income to Average Assets(4)--Before Accounting Changes                  1.40%       1.29%       1.31%        0.84%        0.32%
Net Income to Average Assets(4)--After Accounting Changes(1)                1.40        1.29        1.29         0.97         0.32
Return on Common Stockholders' Equity(5)--Before Accounting Changes        20.35       20.80       26.30        17.73         6.48
Return on Common Stockholders' Equity(5)--After Accounting Changes(1)      20.35       20.80       25.81        21.06         6.48
Return on Total Stockholders' Equity(5)--Before Accounting Changes         18.95       18.33       21.79        15.32         7.16
Return on Total Stockholders' Equity(5)--After Accounting Changes(1)       18.95       18.33       21.43        17.72         7.16
Average Common Stockholders' Equity to Average Assets(4)(5)                 6.60        5.59        4.47         3.95         3.39
Average Total Stockholders' Equity to Average Assets(4)(5)                  7.40        7.03        6.02         5.48         4.45
Common Stockholders' Equity to Assets(4)(5)                                 6.63        6.43        5.42         4.65         3.73
Total Stockholders' Equity to Assets(4)(5)                                  7.37        7.62        7.09         6.44         5.23
Tier 1 Capital Ratio                                                        8.39        8.41        7.80         6.62         4.90
Total Capital Ratio (Tier 1 and Tier 2)                                    12.23       12.33       12.04        11.45         9.60
Leverage Ratio(4)                                                           7.42        7.45        6.67         6.15         4.74
------------------------------------------------------------------------------------------------------------------------------------

SHARE DATA
Year End Stock Price(6)                                                $     103    $ 67 1/4     $41 3/8      $36 7/8      $22 1/4
Common Equity Per Share(5)                                                 40.25       38.64       34.38        26.04        21.74
------------------------------------------------------------------------------------------------------------------------------------

EARNINGS ANALYSIS
Total Revenue                                                          $  20,196    $ 18,678   $  16,748    $  16,075    $  15,621
Effect of Credit Card Securitization(7)                                    1,392         917         934        1,282        1,390
Net Cost to Carry(8)                                                         (46)         23          89          252          421
Capital Building Transactions                                                 --          --         (80)           2         (820)
                                                                       ---------    --------   ---------    ---------    ---------
ADJUSTED REVENUE                                                          21,542      19,618      17,691       17,611       16,612
                                                                       ---------    --------   ---------    ---------    ---------
Total Operating Expense                                                   12,197      11,102      10,256       10,615       10,057
Net OREO Benefits (Costs)(9)                                                  44         105          (9)        (245)        (347)
Restructuring Charges                                                         --          --          --         (425)        (227)
                                                                       ---------    --------   ---------    ---------    ---------
ADJUSTED OPERATING EXPENSE                                                12,241      11,207      10,247        9,945        9,483
                                                                       ---------    --------   ---------    ---------    ---------
OPERATING MARGIN                                                           9,301       8,411       7,444        7,666        7,129
                                                                       ---------    --------   ---------    ---------    ---------
Consumer Credit Costs(10)                                                  3,115       2,473       2,338        2,740        3,309
Commercial Credit Costs(11)                                                  (87)         72         239        1,036        2,458
                                                                       ---------    --------   ---------    ---------    ---------
OPERATING MARGIN LESS CREDIT COSTS                                         6,273       5,866       4,867        3,890        1,362
Additional Provision(12)                                                     200         281         336          603          537
Restructuring Charges                                                         --          --          --          425          227
Capital Building Transactions                                                 --          --          80           (2)         820
                                                                       ---------    --------   ---------    ---------    ---------
INCOME BEFORE TAXES AND CUMULATIVE EFFECTS OF ACCOUNTING CHANGES           6,073       5,585       4,611        2,860        1,418
Income Taxes                                                               2,285       2,121       1,189          941          696
                                                                       ---------    --------   ---------    ---------    ---------
INCOME BEFORE CUMULATIVE EFFECTS OF ACCOUNTING CHANGES                     3,788       3,464       3,422        1,919          722
Cumulative Effects of Accounting Changes (1)                                  --          --         (56)         300           --
                                                                       ---------    --------   ---------    ---------    ---------
NET INCOME                                                             $   3,788    $  3,464   $   3,366    $   2,219    $     722
-----------------------------------------------------------------------=============================================================


(1) Refers to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," in 1994 and SFAS No. 109, "Accounting for Income Taxes," in 1993.
(2) Based on net income less preferred stock dividends, except when conversion is assumed. See page 71.
(3) On October 15, 1991, Citicorp suspended the dividend on its common stock and resumed paying dividends on April 18, 1994.
(4) Reflects the effects of adopting Financial Accounting Standards Board ("FASB") Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," as of January 1, 1994.
(5) Reflects the effects of adopting SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of January 1, 1994.
(6)  Based on the New York Stock Exchange Composite Listing.
(7)  See page 48 for a description of the effect of credit card securitization.
(8) Principally the net cost to carry commercial cash-basis loans and other real estate owned ("OREO").
(9) Principally gains and losses on sales, direct revenue and expense, and writedowns of commercial OREO.
(10) Principally consumer net credit write-offs adjusted for the effect of credit card securitization.
(11) Includes commercial net credit write-offs, net cost to carry, and net OREO benefits (costs).
(12) Primarily charges for credit losses in excess of net write-offs. See page 46 for discussion.

OVERVIEW OF 1996 RESULTS

Citicorp reported 1996 net income of $3.8 billion or $7.42 per fully diluted common share, up 9% and 15%, respectively, compared with $3.5 billion, or $6.48 in 1995. Earnings were led by continued momentum in the emerging markets in both the Corporate Banking and Consumer businesses, but were dampened by high Cards credit costs.

     Return on common equity of 20.4% for 1996 remained strong, but was down slightly from a year-ago, reflecting higher common equity levels. Return on average assets was 1.40% compared with 1.29% for 1995.

     The Consumer businesses earned $2.0 billion in 1996, up 4% from 1995, as higher revenue and margin growth were partially offset by increased Cards credit costs. Earnings in Corporate Banking of $2.2 billion were up 23% from 1995, reflecting improved credit performance, solid operating margin growth, and lower effective tax rates.

     Adjusted revenue of $21.5 billion was up $1.9 billion or 10% from 1995. Revenue in the Consumer businesses increased 9% to $13.5 billion, led by a strong performance in the emerging markets, and by continued growth in the Cards business. Revenue of $7.2 billion in the Corporate Banking businesses was up 9%, as Emerging Markets revenue increased by 19%.

     Trading-related revenue of $1.9 billion in 1996 was down $80 million or 4% from 1995. The decline primarily reflected lower foreign exchange activity in Global Relationship Banking. Venture capital gains of $450 million for the year were up $60 million or 15% from 1995, reflecting the robust U.S. equity markets in 1996.

     Adjusted operating expense for 1996 of $12.2 billion was up $1.0 billion or 9% from 1995, reflecting business expansion in the emerging markets (a 19% increase in 1996), while expense related to Consumer businesses and Corporate Banking activities in the developed markets was up 4%.

     Operating margin grew $890 million, or 11%, to $9.3 billion. The incremental revenue to expense ratio was 1.9:1 for the year, and the efficiency ratio (adjusted operating expense as a percentage of adjusted revenue) was unchanged from 1995 at 57%.

     Total credit costs were $3.0 billion in the year, up $483 million or 19% from 1995. Consumer credit costs of $3.1 billion in 1996 were up $642 million or 26% from 1995, and net credit losses on managed loans were 2.37%, compared to 1.99% for 1995. The increases in credit costs and the related loss ratio chiefly reflected a continued rise in U.S. bankcards credit losses. The managed consumer loan delinquency ratio (90 days or more past due) decreased to 2.62% from 3.01% and 3.14% at the end of 1995 and 1994, respectively.

     Commercial credit costs remained low at a net benefit of $87 million in 1996, compared to net charges of $72 million in 1995. Commercial cash-basis loans and OREO of $1.5 billion at year-end were down from $2.2 billion a year earlier, principally reflecting continued reductions in the commercial real estate portfolio.

     At December 31, 1996, total reserves (including reserves for sold consumer portfolios) were $6.0 billion. Citicorp continued to build its allowance for credit losses during the year, adding $200 million above net credit losses, primarily related to Cards. In 1995, Citicorp built the allowance through an additional provision of $281 million across both franchises.

Citicorp's effective tax rate was 38% for both 1996 and 1995.

     Total capital (Tier 1 and Tier 2) was $28.9 billion, or 12.23% of net risk-adjusted assets, and Tier 1 capital was $19.8 billion, or 8.39%, at December 31, 1996. During 1996, Citicorp generated $3.0 billion of free capital, and repurchased 36.1 million shares for $3.1 billion. With these repurchases, the number of shares acquired since June 20, 1995, when the Board of Directors authorized the stock repurchase program, totaled 59.2 million at a cost of $4.6 billion. As expanded in January and November 1996, the program is authorized to make total purchases of up to $8.5 billion.

--------------------------------------------------------------------------------
NET INCOME

$ Billions

92   0.7
93   2.2
94   3.4
95   3.5
96   3.8
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
ADJUSTED REVENUE

$ Billions

92   16.6
93   17.6
94   17.7
95   19.6
96   21.5
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
TOTAL CAPITAL

$ Billions

         Tier 1   Tier 2    Total    Tier 1 Ratio
92        10.3      9.8      20.1        4.9%
93        13.4      9.8      23.2        6.6%
94        16.9      9.2      26.1        7.8%
95        18.9      8.8      27.7        8.4%
96        19.8      9.1      28.9        8.4%
--------------------------------------------------------------------------------

THE BUSINESSES OF CITICORP

Citicorp, with its subsidiaries and affiliates, is a global financial services organization. Its staff of 89,400 (including 51,100 outside the U.S.) serves individuals, businesses, governments, and financial institutions in approximately 3,200 locations (including branches, representative offices, subsidiary and affiliate offices) in 98 countries and territories throughout the world as of December 31, 1996.

--------------------------------------------------------------------------------
CORE BUSINESS NEW INCOME
                                                   94      95      96
                                                   --      --      --
$ Billions      Citibanking                       0.5     0.6     0.7
                Cards                             1.1     1.2     1.0
                Private Bank                      0.2     0.2     0.3
                Global Relationship Banking       0.3     0.6     0.7
                Emerging Markets                  1.0     1.1     1.5
                                                ------- ------- -------
                Total                             3.1     3.7     4.2



--------------------------------------------------------------------------------

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

     Citicorp's activities are conducted primarily within the two franchises of the Consumer business and the global Corporate Bank. The Consumer business operates a uniquely global, full-service consumer franchise encompassing branch and electronic banking ("Citibanking"), credit and charge cards ("Cards"), and the Private Bank. The Corporate Banking business serves corporations, financial institutions, governments, and other participants in capital markets throughout the world.

--------------------------------------------------------------------------------
CORE BUSINESS NET INCOME

$ Billions

                                                   94      95      96
                                                   --      --      --
$ Billions      Developed                         1.3     1.8     1.8
                Emerging                          1.8     1.9     2.4
                                                ------- ------- -------
                Total                             3.1     3.7     4.2


--------------------------------------------------------------------------------

     Additional data on the business and geographic distribution of revenue, income and average assets is disclosed in Note 11 to the consolidated financial statements.

     The table below shows the net income, average assets, and return on assets for each of Citicorp's businesses for the three years ended December 31, 1996.


BUSINESS FOCUS

                                                         NET INCOME (LOSS)                 AVERAGE ASSETS        RETURN ON ASSETS
                                                                $ MILLIONS                     $ BILLIONS                       %
--------------------------------------------------------------------------    ---------------------------    --------------------
                                                1996       1995(1)    1994(1)    1996      1995(1)   1994(1) 1996    1995(1) 1994(1)

---------------------------------------------------------------------------------------------------------------------------------
CONSUMER                                      $ 2,043   $ 1,968    $ 1,783    $   126   $   120   $   106    1.62%   1.64%   1.68%
CORPORATE BANKING(2)                            2,179     1,778      1,308        139       144       150    1.57    1.23    0.87
                                              -------   -------    -------    -------   -------   -------
  CORE BUSINESSES                               4,222     3,746      3,091        265       264       256    1.59    1.42    1.21
CORPORATE ITEMS                                  (434)     (282)       331          5         5         5      NM      NM      NM
                                              -------   -------    -------    -------   -------   -------
                                                3,788     3,464      3,422        270       269       261    1.40    1.29    1.31
CUMULATIVE EFFECT OF ACCOUNTING CHANGE(3)        --        --          (56)      --        --        --      --      --      --
                                              -------   -------    -------    -------   -------   -------
TOTAL CITICORP                                $ 3,788   $ 3,464    $ 3,366    $   270   $   269   $   261    1.40    1.29    1.29
----------------------------------------------===================================================================================
SUPPLEMENTAL INFORMATION:
CONSUMER:
  CITIBANKING                                 $   725   $   571    $   421    $    81   $    79   $    72    0.90%   0.72%   0.58%
  CARDS                                         1,039     1,172      1,124         29        26        19    3.58    4.51    5.92
  PRIVATE BANK                                    279       225        238         16        15        15    1.74    1.50    1.59
                                              -------   -------    -------    -------   -------   -------
TOTAL                                         $ 2,043   $ 1,968    $ 1,783    $   126   $   120   $   106    1.62    1.64    1.68
---------------------------------------------------------------------------------------------------------------------------------
CONSUMER BUSINESS IN:
  DEVELOPED MARKETS                           $ 1,094   $ 1,164    $ 1,051    $    88   $    86   $    76    1.24%   1.35%   1.38%
  EMERGING MARKETS                                949       804        732         38        34        30    2.50    2.36    2.44
                                              -------   -------    -------    -------   -------   -------
TOTAL                                         $ 2,043   $ 1,968    $ 1,783    $   126   $   120   $   106    1.62    1.64    1.68
----------------------------------------------===================================================================================
CORPORATE BANKING(2):
  EMERGING MARKETS                            $ 1,465   $ 1,148    $ 1,037    $    59   $    50   $    46    2.48%   2.30%   2.25%
  GLOBAL RELATIONSHIP BANKING                     714       630        271         80        94       104    0.89    0.67    0.26
                                              -------   -------    -------    -------   -------   -------
TOTAL                                         $ 2,179   $ 1,778    $ 1,308    $   139   $   144   $   150    1.57    1.23    0.87
----------------------------------------------===================================================================================

(1)  Reclassified to conform to the 1996 presentation.
(2) The Corporate Banking results also include the results of the Cross-Border Refinancing Portfolio (as a component of the Emerging Markets business) and North America Commercial Real Estate (as a component of the Global Relationship Banking business), both of which were reported as separate businesses prior to 1996.
(3) Represents the cumulative effect of adopting SFAS No. 112 as of January 1, 1994. See page 68 for discussion.
NM   Not meaningful.

CONSUMER

In Millions of Dollars                         1996        1995(1)      1994(1)
----------------------------------------------------------------------------
Total Revenue                              $ 12,098    $ 11,421     $ 10,460
Effect of Credit Card Securitization          1,392         917          934
Net Cost to Carry Cash-Basis Loans and OREO     (10)         12            3
                                           --------    --------     --------
ADJUSTED REVENUE                             13,480      12,350       11,397
                                           --------    --------     --------
Total Operating Expense                       7,259       6,790        6,297
Net OREO Costs(2)                                (5)       --            (48)
                                           --------    --------     --------
ADJUSTED OPERATING EXPENSE                    7,254       6,790        6,249
                                           --------    --------     --------
OPERATING MARGIN                              6,226       5,560        5,148
                                           --------    --------     --------
Net Write-offs                                1,728       1,544        1,353
Effect of Credit Card Securitization          1,392         917          934
Net Cost to Carry and Net OREO Costs             (5)         12           51
                                           --------    --------     --------
CREDIT COSTS                                  3,115       2,473        2,338
                                           --------    --------     --------
OPERATING MARGIN LESS CREDIT COSTS            3,111       3,087        2,810
                                           --------    --------     --------
Additional Provision                            200         200          200
                                           --------    --------     --------
INCOME BEFORE TAXES                           2,911       2,887        2,610
Income Taxes                                    868         919          827
                                           --------    --------     --------
NET INCOME                                 $  2,043    $  1,968     $  1,783
-------------------------------------------=================================
Average Assets (In Billions of Dollars)    $    126    $    120     $    106
Return on Assets                               1.62%       1.64%        1.68%
-------------------------------------------=================================

(1)  Reclassified to conform to the 1996 presentation.
(2) Includes amounts related to writedowns, gains and losses on sales, and direct expense related to OREO for certain real estate lending activities.

The Consumer franchise consists of three global businesses--Citibanking, Cards, and the Private Bank--which deliver a consistent and superior financial services experience to the consumer around the world. Net income was $2.0 billion in 1996, an improvement of $75 million or 4% from 1995, despite a $133 million or 11% decline in Cards. Net income for Citibanking increased 27% in the year and Private Bank net income was up 24%. Net income in 1995 was up $185 million or 10% from 1994, reflecting increases in Citibanking of 36% and Cards of 4%, while net income in the Private Bank declined 5%.

     Adjusted revenue of $13.5 billion in 1996 was up $1.1 billion or 9% from 1995, reflecting growth across the three Consumer businesses. Net interest revenue was up 10% primarily due to volume growth. Fee and commission revenue was up 3% entirely in Citibanking and the Private Bank, as Cards fees were unchanged in the year. Revenue in 1995 increased $953 million or 8% from 1994 primarily due to improvements in the Cards and Citibanking businesses and the effect of foreign currency translation.

--------------------------------------------------------------------------------
CONSUMER REVENUE

$ Billions

          Net Income          Revenue
94           1.8                11.4
95           2.0                12.4
96           2.0                13.5
--------------------------------------------------------------------------------

     Adjusted operating expense of $7.3 billion was up $464 million or 7% from 1995, principally reflecting increases in Citibanking worldwide, Cards in the emerging markets, and in the Private Bank. U.S. bankcard expense levels in 1996 were essentially unchanged from 1995. Expense in 1995 increased $541 million or 9% from 1994, principally reflecting continued investment spending on worldwide Citibanking initiatives, increased spending in Cards in support of higher business volumes, and the effect of foreign currency translation.

     Consumer credit costs of $3.1 billion in 1996 were up $642 million or 26% from 1995, primarily due to increases in U.S. bankcards, partially offset by lower losses in Citibanking and the Private Bank. Credit costs in 1995 were up $135 million or 6% from 1994, reflecting higher loan volumes worldwide and economic conditions in Latin America, partially offset by significant improvements in the U.S. Citibanking and Private Bank businesses. The ratio of net credit losses to average managed loans was 2.37%, 1.99%, and 2.08% in 1996, 1995, and 1994, respectively. The additional provision, which represents charges in excess of net write-offs to build the allowance, totaled $200 million in 1996, 1995, and 1994, primarily attributable to Cards.

     Income taxes are attributed to core businesses on the basis of local tax rates, which resulted in an effective rate of 30% in 1996 compared to 32% in both 1995 and 1994, reflecting changes in the nature and geographic mix of earnings. The difference between the local tax rates attributed to core businesses and Citicorp's overall effective tax rate in each year is included in Corporate Items.

CITIBANKING

In Millions of Dollars                             1996      1995(1)     1994(1)
-----------------------------------------------------------------------------
TOTAL REVENUE                                    $5,764    $5,412      $4,862
TOTAL OPERATING EXPENSE                           4,086     3,798       3,496
                                                 ------    ------      ------
OPERATING MARGIN                                  1,678     1,614       1,366
                                                 ------    ------      ------
CREDIT COSTS                                        634       706         692
                                                 ------    ------      ------
OPERATING MARGIN LESS CREDIT COSTS                1,044       908         674
                                                 ------    ------      ------
Additional Provision                                  4        42          65
                                                 ------    ------      ------
INCOME BEFORE TAXES                               1,040       866         609
Income Taxes                                        315       295         188
                                                 ------    ------      ------
NET INCOME                                       $  725    $  571      $  421
-------------------------------------------------============================
Average Assets (In Billions of Dollars)          $   81    $   79      $   72
Return on Assets                                   0.90%     0.72%       0.58%
-------------------------------------------------============================

(1)  Reclassified to conform to the 1996 presentation.

Citibanking activities--which deliver products and services to customers through Citicorp's worldwide branch network and electronic delivery systems--earned $725 million in 1996, up $154 million or 27% from 1995, reflecting improved credit performance, modest operating margin growth, and the benefit of a lower effective tax rate. Net income in 1995 increased $150 million or 36% from 1994, principally reflecting improvements in the U.S. and Europe, and increases in Latin America and Asia Pacific. Return on assets was 0.90% in 1996, up from 0.72% in 1995 and 0.58% in 1994.

     Revenue of $5.8 billion grew $352 million or 7%, reflecting higher business volumes in both the emerging and developed markets, partially offset by spread tightening in Latin America and Asia Pacific. Revenue in the emerging and developed markets grew by 13% and 3%, respectively. Revenue included gains from the sale of an interest in an Asian affiliate and from the sale of the consumer mortgage portfolio in the U.K., offset by the effect of foreign currency translation. Revenue in 1996 also included the $64 million assessment to recapitalize the U.S. Savings Association Insurance Fund. Revenue in 1995 was up $550 million or 11% from 1994, led by volume growth in both the emerging and developed markets and the foreign currency translation benefit of a generally weaker U.S. dollar, partially offset by spread tightening, particularly in Asia Pacific.

     Adjusted operating expense of $4.1 billion grew $288 million or 8% from 1995, largely reflecting growth in business volumes and continued investment spending on Citibanking initiatives, including franchise expansion and technology upgrades, partially offset by the effect of foreign currency translation. In the emerging markets, expense increased 16% in the year, while expense in the developed markets grew by 4%. Expense in 1995 was up $302 million or 9% from 1994, principally due to investment spending on franchise development in Latin America and Asia Pacific and the effect of foreign currency translation.

--------------------------------------------------------------------------------
CITIBANKING BRANCHES

          Model Branches      Total Branches
94              308                1,183
95              441                1,191
96              555                1,130
--------------------------------------------------------------------------------

     In 1996, 114 branches were upgraded to the Citibanking standard for enhancing customer relationships and efficiency, bringing the total of remodeled branches to 555 worldwide, or 49% of total branches.

     Credit costs of $634 million in 1996 declined $72 million or 10% from 1995 due to lower losses in the U.S. and Europe, including the effect of foreign currency translation, and Latin America, partially offset by increases in Asia Pacific. Credit costs in the developed and emerging markets declined by 11% and 8%, respectively. Credit costs in 1995 were up $14 million or 2% from 1994 due to higher losses in Latin America and Europe, partially offset by improvements in the United States. The net credit loss ratio was 0.96% in 1996, 1.12% in 1995, and 1.21% in 1994. The additional provision, which represents charges in excess of net write-offs to build the allowance, was $4 million in 1996, $42 million in 1995, and $65 million in 1994.

CARDS

In Millions of Dollars                             1996      1995(1)     1994(1)
-----------------------------------------------------------------------------
Total Revenue                                    $5,289    $5,080      $4,630
Effect of Credit Card Securitization              1,392       917         934
                                                 ------    ------      ------
ADJUSTED REVENUE                                  6,681     5,997       5,564
TOTAL OPERATING EXPENSE                           2,477     2,358       2,179
                                                 ------    ------      ------
OPERATING MARGIN                                  4,204     3,639       3,385
                                                 ------    ------      ------
Net Write-offs                                    1,090       814         599
Effect of Credit Card Securitization              1,392       917         934
                                                 ------    ------      ------
CREDIT COSTS                                      2,482     1,731       1,533
                                                 ------    ------      ------
OPERATING MARGIN LESS CREDIT COSTS                1,722     1,908       1,852
                                                 ------    ------      ------
Additional Provision                                196       158         135
                                                 ------    ------      ------
INCOME BEFORE TAXES                               1,526     1,750       1,717
Income Taxes                                        487       578         593
                                                 ------    ------      ------
NET INCOME                                       $1,039    $1,172      $1,124
-------------------------------------------------============================
Average Assets (In Billions of Dollars)          $   29    $   26      $   19
Return on Assets(2)                                3.58%     4.51%       5.92%
-------------------------------------------------============================

(1)  Reclassified to conform to the 1996 presentation.
(2) Adjusted for the effect of credit card securitization the return on managed assets for worldwide Cards was 1.89% in 1996, 2.35% in 1995, and 2.64% in 1994.

Cards--which includes worldwide bankcards, Diners Club, and private label cards--earned $1.0 billion in 1996, down $133 million or 11% from 1995. Earnings in the developed markets declined by 21%, principally in U.S. bankcards, as credit cost increases outpaced revenue growth. The emerging markets Cards business, which increased net income by 21% in the year, represented approximately 31% of 1996 Cards earnings. Net income in 1995 increased by $48 million or 4% from 1994, reflecting a strong performance in Asia Pacific and higher earnings in U.S. bankcards, partially offset by the cost of increased marketing efforts in Europe bankcards and Diners Club.

--------------------------------------------------------------------------------
WORLDWIDE CARDS IN FORCE
(including Affiliates)

In Millions

94   55
95   58
96   61
--------------------------------------------------------------------------------

     The return on managed assets was 1.89% in 1996, down from 2.35% in 1995 and 2.64% in 1994, while on-balance sheet asset returns were 3.58%, 4.51%, and 5.92%, respectively.

     Cards revenue of $6.7 billion increased $684 million or 11% from 1995, reflecting improvements of 9% in the developed markets and 24% in the emerging markets. In the developed markets, U.S. bankcards revenue increased 11% due primarily to volume growth and lower funding costs, while revenue in the U.S. private label business declined from a year ago. The revenue increase in the emerging markets reflected growth in Asia Pacific and Latin America, including the earnings of Credicard, a Brazilian affiliate. Revenue in 1995 increased $433 million or 8% from 1994, due primarily to 7% growth in U.S. bankcard revenue and business expansion in Asia Pacific.

     As shown in the following table, the U.S. bankcard business experienced only moderate growth in its portfolio in 1996, as a result of competitive pressures, credit tightening on the part of Citicorp, and moderating increases in consumer personal debt levels.

U.S. BANKCARDS (MANAGED BASIS)

                                                          Increase   Increase
                                                              over       over
Dollars in Billions                                 1996      1995       1994(1)
-----------------------------------------------------------------------------
Cards in Force (In Millions)                        38          --          6%
Charge Volumes                                     $96.4        12%        17%
End-of-Period Receivables                          $47.0         5%        10%
-----------------------------------------------------------------------------
(1)  Compound annual growth rate.

     Adjusted operating expense of $2.5 billion in 1996 was up $119 million or 5% from 1995. Expense in the emerging markets Cards businesses increased 26% in support of higher loan volumes, as well as continued investment spending and franchise expansion. Expense levels in developed markets were essentially unchanged in the year, consistent with the lower volume growth trends in U.S. bankcards. Expense in 1995 increased $179 million or 8% from 1994, principally due to increases in U.S. bankcards in support of higher loan volumes, business expansion in Asia Pacific, and increased marketing efforts in Europe bankcards and Diners Club.

     Cards credit costs in 1996 were $2.5 billion, up from $1.7 billion in 1995 and $1.5 billion in 1994, reflecting increased losses in U.S. bankcards, including the effect of rising bankruptcies, and portfolio growth in the emerging markets. Credit costs for U.S. bankcards increased to $2.1 billion, or 4.99% of average managed loans, up from $1.5 billion or 3.70% in 1995 and $1.3 billion or 3.97% in 1994.

     Cards continued to build reserves for possible credit losses, with charges in excess of net write-offs of $196 million, $158 million, and $135 million in 1996, 1995, and 1994, respectively.

     Net credit losses and the related loss ratios, which are influenced by economic conditions, credit performance of the portfolio (including bankruptcies), and changes in portfolio levels, are expected to increase further from 1996 levels, particularly in U.S. bankcards. See "Consumer Portfolio Review" on page 34 and "Provision and Allowance for Credit Losses" on page 46 for additional discussion of the Cards portfolio.

PRIVATE BANK

In Millions of Dollars                         1996        1995(1)      1994(1)
----------------------------------------------------------------------------
Total Revenue                               $ 1,045     $   929      $   968
Net Cost to Carry Cash-Basis Loans and OREO     (10)         12            3
                                            -------     -------      -------
ADJUSTED REVENUE                              1,035         941          971
                                            -------     -------      -------
Total Operating Expense                         696         634          622
Net OREO Costs(2)                                (5)       --            (48)
                                            -------     -------      -------
ADJUSTED OPERATING EXPENSE                      691         634          574
                                            -------     -------      -------
OPERATING MARGIN                                344         307          397
                                            -------     -------      -------
Net Write-offs                                    4          24           62
Net Cost to Carry and Net OREO Costs             (5)         12           51
                                            -------     -------      -------
CREDIT COSTS                                     (1)         36          113
                                            -------     -------      -------
OPERATING MARGIN LESS CREDIT COSTS              345         271          284
                                            -------     -------      -------
Additional Provision                           --          --           --
                                            -------     -------      -------
INCOME BEFORE TAXES                             345         271          284
Income Taxes                                     66          46           46
                                            -------     -------      -------
NET INCOME                                  $   279     $   225      $   238
--------------------------------------------================================
Average Assets (In Billions of Dollars)     $    16     $    15      $    15
Return on Assets                               1.74%       1.50%        1.59%
--------------------------------------------================================

(1)  Reclassified to conform to the 1996 presentation.
(2) Includes amounts related to writedowns, gains and losses on sales, and direct expense related to OREO for certain real estate lending activities.

Private Bank net income of $279 million in the year was $54 million or 24% higher than 1995, and resulted in a return on average assets of 1.74% for the year. The increase in 1996 reflected continued revenue growth throughout the Private Bank together with lower credit costs. Net income of $225 million in 1995 was down slightly from 1994.

     Revenue for 1996 was $1.0 billion, up $94 million or 10% from 1995. The increase reflected higher spreads and credit volumes in both the developed and emerging markets, and was aided by the successful launch of several new investment products. Revenue for 1995 was $941 million, down $30 million or 3% from 1994, reflecting shifts in market conditions from mid-1994 through late 1995 that caused clients to move to lower risk products.

--------------------------------------------------------------------------------
PRIVATE BANK
Client Managed
Business Volumes

$ Billions

94   78
95   87
96   96
--------------------------------------------------------------------------------

     Expense of $691 million in the year was up $57 million or 9% from 1995. The increase was due to higher employee expense (including new hires), reengineering efforts, and higher costs related to activities in the funds business. Expense of $634 million in 1995 was up $60 million or 10% from 1994.

     Total credit costs for 1996 were a net benefit of $1 million, compared with credit costs of $36 million in 1995, as the U.S. business benefited from recoveries, lower OREO writedowns, and higher income on cash-basis loans. Overall credit trends improved with delinquencies down to 1.26% of loans from 2.15% a year earlier and 2.28% in 1994, consistent with the decrease in the level of nonperforming assets. Credit costs in 1995 improved by $77 million from 1994.

     Client business volumes under management at the end of the year totaled $96 billion, up $9 billion or 11% from 1995, which in turn was up 12% over 1994. Growth was balanced across the advisory and discretionary investment areas and most other product lines.

CONSUMER BUSINESS IN DEVELOPED AND EMERGING MARKETS



                                                             DEVELOPED MARKETS(1)                   EMERGING MARKETS(1)
                                              --------------------------------       -------------------------------
In Millions of Dollars                           1996        1995(2)      1994(2)       1996       1995(2)      1994(2)
------------------------------------------------------------------------------       -------------------------------
Total Revenue                                 $ 8,460     $ 8,288      $ 7,744       $ 3,638    $ 3,133      $ 2,716
Effect of Credit Card Securitization            1,392         917          934            --         --           --
Net Cost to Carry Cash-Basis Loans and OREO       (10)         12            3            --         --           --
                                              -------     -------      -------       -------    -------      -------
ADJUSTED REVENUE                                9,842       9,217        8,681         3,638      3,133        2,716
                                              -------     -------      -------       -------    -------      -------
Total Operating Expense                         5,217       5,056        4,794         2,042      1,734        1,503
Net OREO Costs(3)                                  (5)         --          (48)           --         --           --
                                              -------     -------      -------       -------    -------      -------
ADJUSTED OPERATING EXPENSE                      5,212       5,056        4,746         2,042      1,734        1,503
                                              -------     -------      -------       -------    -------      -------
OPERATING MARGIN                                4,630       4,161        3,935         1,596      1,399        1,213
                                              -------     -------      -------       -------    -------      -------
Net Write-offs                                  1,371       1,247        1,184           357        297          169
Effect of Credit Card Securitization            1,392         917          934            --         --           --
Net Cost to Carry and Net OREO Costs               (5)         12           51            --         --           --
                                              -------     -------      -------       -------    -------      -------
CREDIT COSTS                                    2,758       2,176        2,169           357        297          169
                                              -------     -------      -------       -------    -------      -------
OPERATING MARGIN LESS CREDIT COSTS              1,872       1,985        1,766         1,239      1,102        1,044
                                              -------     -------      -------       -------    -------      -------
Additional Provision                              185         170          143            15         30           57
                                              -------     -------      -------       -------    -------      -------
INCOME BEFORE TAXES                             1,687       1,815        1,623         1,224      1,072          987
Income Taxes                                      593         651          572           275        268          255
                                              -------     -------      -------       -------    -------      -------
NET INCOME                                    $ 1,094     $ 1,164      $ 1,051       $   949    $   804      $   732
----------------------------------------------======================================================================
Average Assets (In Billions of Dollars)       $    88     $    86      $    76       $    38    $    34      $    30
Return on Assets                                 1.24%       1.35%        1.38%         2.50%      2.36%        2.44%
----------------------------------------------======================================================================

(1) Developed markets comprise activities in North America, Europe, and Japan. Emerging markets comprises activities in all other geographic areas.
(2)  Reclassified to conform to the 1996 presentation.
(3) Includes amounts related to writedowns, gains and losses on sales, and direct expense related to OREO for certain real estate lending activities.

--------------------------------------------------------------------------------
DEVELOPED MARKETS

$ Billions
          Net Income          Revenue
94           1.1                8.7
95           1.2                9.2
96           1.1                9.8
--------------------------------------------------------------------------------

The Consumer businesses of Citibanking, Cards, and the Private Bank in the developed markets earned $1.1 billion in 1996, down $70 million or 6% from 1995, principally due to increased credit costs in the U.S. bankcard business. Adjusted revenue grew $625 million or 7%, reflecting improvements across all three businesses, while expenses were up 3% including significant investment spending on Citibanking initiatives. Net income in 1995 was up $113 million or 11% from 1994, reflecting increases in the Citibanking and bankcard businesses in the United States.

--------------------------------------------------------------------------------
EMERGING MARKETS

$ Billions

          Net Income          Revenue
94           0.7                2.7
95           0.8                3.1
96           0.9                3.6
--------------------------------------------------------------------------------

Net income in the emerging markets was $949 million in 1996, an increase of $145 million or 18% from 1995. The results for the year reflected revenue growth of $505 million or 16%, primarily from higher business volumes in Citibanking and Cards, partially offset by continued spread tightening across most markets. Expense levels increased 18%, principally due to continued spending on franchise expansion. Credit costs increased $60 million or 20% in 1996, primarily reflecting expansion in the Asia Pacific Cards businesses, partially offset by improvements in Latin America. Emerging markets net income in 1995 was up $72 million or 10% from 1994, primarily due to improvements in Asia Pacific Cards.

CONSUMER PORTFOLIO REVIEW

--------------------------------------------------------------------------------
CONSUMER
Managed Loans

$ Billions
                 94    95    96
                 --    --    --
Private Bank     14    14    16
Cards            44    52    55
Citibanking      60    65    66
                ---   ---   ---
Total           118   131   137
--------------------------------------------------------------------------------

Managed loans of $137.0 billion as of December 31, 1996, were up from $131.1 billion and $117.9 billion as of December 31, 1995 and 1994, respectively. The increase in managed consumer loans since December 31, 1995 is primarily due to growth in Cards, particularly in U.S. bankcards and in Asia Pacific, which grew 5% and 27%, respectively. In Citibanking, loan growth was significantly impacted by the sale of the U.K. mortgage portfolio and the effect of foreign currency translation. At December 31, 1996, Cards represented 40% of the overall consumer portfolio, growing from 39% and 38% at December 31, 1995 and 1994, respectively.

--------------------------------------------------------------------------------
CONSUMER
Managed Loans

$ Billions
                 94    95    96
                 --    --    --
Emerging         26   102   104
Developed        92    29    33
                ---   ---   ---
Total           118   131   137
--------------------------------------------------------------------------------

     In the consumer portfolio, credit loss experience is often expressed in terms of annual net credit losses as a percent of average loans. Pricing and credit policies reflect the loss experience of each particular product. Consumer loans are generally written off no later than a predetermined number of days past due on a contractual basis, or earlier in the event of bankruptcy. The number of days is set at an appropriate level according to loan product and country.

     The following table summarizes delinquency and net credit loss experience in both the managed and on-balance sheet loan portfolio in terms of loans 90 days or more past due, net credit losses, and as a percentage of related loans.


CONSUMER LOAN DELINQUENCY AMOUNTS, NET CREDIT LOSSES, AND RATIOS

                                           TOTAL                                         AVERAGE
                                           LOANS(1)         90 DAYS OR MORE PAST DUE(2)    LOANS(1)          NET CREDIT LOSSES(2)(3)

                                         -------     -------------------------------     -------     ------------------------------
                                            1996        1996        1995        1994        1996        1996        1995       1994
-----------------------------------------------------------------------------------------------------------------------------------
Citibanking                              $  66.2     $ 2,320     $ 2,770     $ 2,666     $  65.8     $   634     $   706    $   692
  Ratio                                                 3.50%       4.23%       4.45%                   0.96%       1.12%      1.21%

Cards
  U.S. Bankcards                            46.5         886         732         625        43.0       2,146       1,476      1,342
    Ratio                                               1.90%       1.66%       1.64%                   4.99%       3.70%      3.97%

  Other                                      8.9         189         141          99         7.9         336         255        191
    Ratio                                               2.13%       1.93%       1.62%                   4.23%       3.88%      3.60%

Private Bank                                15.4         193         307         311        14.9           4          24         62
  Ratio                                                 1.26%       2.15%       2.28%                   0.02%       0.16%      0.45%

                                         -------     -------     -------     -------     -------     -------     -------    -------
TOTAL MANAGED                              137.0       3,588       3,950       3,701       131.6       3,120       2,461      2,287
                                         -------     -------     -------     -------     -------     -------     -------    -------
  RATIO                                                 2.62%       3.01%       3.14%                   2.37%       1.99%      2.08%

Effect of Credit Card Securitization(4)    (25.2)       (501)       (440)       (380)      (26.1)     (1,392)       (917)      (934)

                                         -------     -------     -------     -------     -------     -------     -------    -------
TOTAL ON-BALANCE SHEET                   $ 111.8     $ 3,087     $ 3,510     $ 3,321     $ 105.5     $ 1,728     $ 1,544    $ 1,353
                                         -------     -------     -------     -------     -------     -------     -------    -------
  RATIO                                                 2.76%       3.32%       3.44%                   1.64%       1.55%      1.56%

-----------------------------------------==========================================================================================
MANAGED PORTFOLIO:
Developed Markets                        $ 104.0     $ 3,218     $ 3,665     $ 3,517     $ 100.6     $ 2,763     $ 2,164    $ 2,118
  Ratio                                                 3.10%       3.58%       3.82%                   2.74%       2.25%      2.44%

Emerging Markets                            33.0         370         285         184        31.0         357         297        169
  Ratio                                                 1.12%       0.99%       0.71%                   1.15%       1.09%      0.73%

-----------------------------------------==========================================================================================

(1)  Loan amounts, in billions of dollars, are net of unearned income.
(2)  In millions of dollars.
(3)  Net credit loss ratios are calculated based on average loans.
(4) See page 48 for a description of the impact of credit card receivables securitizations.

CONSUMER LOAN BALANCES

In Billions of Dollars

                                                    END OF PERIOD                       AVERAGE
                                       --------------------------    --------------------------
                                         1996      1995      1994      1996      1995      1994
-----------------------------------------------------------------------------------------------
MANAGED                                $137.0    $131.1    $117.9    $131.6    $123.3    $110.2
Effect of Credit Card Securitization    (25.2)    (25.5)    (21.3)    (26.1)    (23.6)    (23.4)
                                       ------    ------    ------    ------    ------    ------
ON-BALANCE SHEET                       $111.8    $105.6    $ 96.6    $105.5    $ 99.7    $ 86.8
---------------------------------------========================================================

     Total delinquencies in the managed portfolio of $3.6 billion and the related delinquency ratio of 2.62% at December 31, 1996, improved from $4.0 billion or 3.01% at December 31, 1995 and $3.7 billion or 3.14% at December 31, 1994. Total managed net credit losses of $3.1 billion and the related loss ratio of 2.37% increased from $2.5 billion or 1.99% at December 31, 1995 and $2.3 billion or 2.08% at December 31, 1994.

     In Citibanking, delinquencies of $2.3 billion and the related ratio of 3.50% at December 31, 1996 improved from $2.8 billion and 4.23% at December 31, 1995, primarily reflecting improvements in U.S. mortgages, the impact of the U.K. mortgage portfolio sale, and the effect of foreign currency translation. The improvement in delinquencies was partially offset by increases in the emerging markets and in the U.S. government-guaranteed student loan portfolio. Net credit losses of $634 million and the related loss ratio of 0.96% declined from 1995, primarily due to lower losses in the U.S. and Europe, as well as improvements in Latin America, partially offset by increases in Asia Pacific. The improvement in the U.S. and Europe principally reflected lower losses in Germany, including the effect of foreign currency translation, and U.S. mortgages. The delinquency ratio and net credit loss ratio of 4.23% and 1.12% in 1995 improved from 4.45% and 1.21%, respectively, in 1994.

     U.S. bankcards managed loans that were delinquent 90 days or more totaled $886 million as of December 31, 1996, or 1.90% of the portfolio, up from $732 million, or 1.66%, and $625 million, or 1.64%, at December 31, 1995 and 1994, respectively. The net credit loss ratio was 4.99% in 1996, up from 3.70% in 1995 (including a three basis point benefit from the sale of certain bankrupt accounts) and 3.97% in 1994. The U.S. bankcards net credit loss ratio has generally increased on a quarterly basis since the 1994 fourth quarter. Personal bankruptcies accounted for 37.3% of gross write-offs, up from 34.8% in 1995 and 31.8% in 1994. Citicorp continues to write off bankrupt accounts upon notice of filing of bankruptcy. The increases in delinquencies and net credit loss rates are broadly consistent with industry trends.

     The other Cards businesses primarily include bankcards throughout the emerging markets and in the developed markets of Europe and Japan, as well as worldwide Diners Club. Compared with 1995, the $48 million rise in delinquencies and the $81 million increase in net credit losses and related ratios was primarily due to increases in Asia Pacific. Delinquencies and net credit losses in 1995 increased from 1994 primarily due to portfolio growth in Asia Pacific and economic conditions in Latin America.

     Private Bank delinquencies declined to 1.26% of loans from 2.15% a year earlier, which is consistent with the overall decrease in the level of nonperforming assets.

     Total consumer loans on the balance sheet delinquent 90 days or more on which interest continued to be accrued were $1.0 billion, $951 million, and $828 million at December 31, 1996, 1995, and 1994, respectively. Included in these amounts are U.S. government-guaranteed student loans of $239 million, $208 million, and $150 million, respectively. Other consumer loans delinquent 90 days or more on which interest continued to be accrued (which primarily include worldwide bankcard receivables and certain loans in Germany) were $770 million, $743 million, and $678 million, respectively. The increase in both periods was primarily in U.S. bankcards. The majority of these other loans are written off upon reaching a stipulated number of days past due. See the table of cash-basis, renegotiated, and past due loans on page 80.

     Citicorp's policy for suspending the accrual of interest on consumer loans varies depending on the terms, security, and credit loss experience characteristics of each product, as well as write-off criteria in place. At December 31, 1996, interest accrual had been suspended on $2.2 billion of consumer loans, primarily consisting of Citibanking loans in the U.S. mortgage business, Europe branches, the emerging markets, and the U.S. branches, as well as Private Banking loans. Interest accrual had been suspended on $2.7 billion of loans at December 31, 1995 and $2.6 billion of loans at December 31, 1994. The decline from 1995 reflects improvements in U.S. mortgages, the impact of the U.K. mortgage portfolio sale, lower amounts in the Private Bank, and the effect of foreign currency translation. These improvements were partially offset by increases in Asia Pacific. U.S. mortgages on which the accrual of interest has been suspended were $734 million at December 31, 1996, down from $979 million and $989 million at December 31, 1995 and 1994, respectively, due to improved collection efforts and delinquency management initiatives.

     The portion of Citicorp's allowance for credit losses allocated to the consumer portfolio and the reserve for sold consumer portfolios totaled $2.6 billion as of December 31, 1996, up from $2.4 billion and $2.3 billion as of December 31, 1995 and 1994, respectively. The allocation of the allowance is made for analytical purposes only and may change from time to time. Furthermore, the entire Citicorp allowance is available to absorb all probable credit losses inherent in the portfolio. The reserve for sold consumer portfolios is attributable to U.S. bankcard receivables securitizations and certain mortgage sales. Refer to Note 1 to the consolidated financial statements for a discussion of Citicorp's obligations under certain loans sold with credit enhancements.

     The allowance for credit losses reflected an additional provision in excess of net write-offs of $200 million in 1996, 1995, and 1994. The allowance as a percentage of loans on the balance sheet was 1.86% as of December 31, 1996, compared with 1.84% and 1.90% at December 31, 1995 and 1994, respectively. See "Provision and Allowance for Credit Losses" on page 46 for further discussion.

     Consumer credit costs, particularly in U.S. bankcards, and the related net credit loss ratios are expected to increase from 1996 levels as a result of economic conditions, credit performance of the portfolios (including bankruptcies), and changes in portfolio levels. Additionally, delinquencies and loans on which the accrual of interest is suspended could remain at relatively high levels.

CORPORATE BANKING


In Millions of Dollars                              1996       1995(1)   1994(1)
-----------------------------------------------------------------------------
Total Revenue                                    $ 7,189    $ 6,525    $5,712
Net Cost to Carry Cash-Basis Loans and OREO          (36)        11        86
                                                 -------    -------    ------
ADJUSTED REVENUE                                   7,153      6,536     5,798
                                                 -------    -------    ------
Total Operating Expense                            4,391      3,918     3,572
Net OREO Benefits                                     49        105        39
                                                 -------    -------    ------
ADJUSTED OPERATING EXPENSE                         4,440      4,023     3,611
                                                 -------    -------    ------
OPERATING MARGIN                                   2,713      2,513     2,187
                                                 -------    -------    ------
Net (Recoveries) Write-offs                           (2)       166       192
Net Cost to Carry and Net OREO Benefits              (85)       (94)       47
                                                 -------    -------    ------
CREDIT (BENEFITS) COSTS                              (87)        72       239
                                                 -------    -------    ------
OPERATING MARGIN LESS CREDIT (BENEFITS) COSTS      2,800      2,441     1,948
Additional Provision                                --           81       136
                                                 -------    -------    ------
INCOME BEFORE TAXES                                2,800      2,360     1,812
Income Taxes                                         621        582       504
                                                 -------    -------    ------
NET INCOME                                       $ 2,179    $ 1,778    $1,308
-------------------------------------------------============================
Average Assets (In Billions of Dollars)          $   139    $   144    $  150
Return on Assets                                    1.57%      1.23%     0.87%
-------------------------------------------------============================

(1) Reclassified to conform to the 1996 presentation and to include the results of the Cross-Border Refinancing Portfolio (as a component of the Emerging Markets business) and North America Commercial Real Estate (as a component of Global Relationship Banking) both of which were reported as separate businesses prior to 1996.

The Corporate Bank made significant progress in achieving its Business Directions strategy in 1996--adding breadth and depth to the global network, investing for future growth, reducing average assets in Global Relationship Banking, and improving returns. Net income of $2.2 billion increased $401 million or 23% compared with 1995 and represented a return on assets of 1.57%, up 34 basis points from 1995 and up 70 basis points from 1994. Growth in the Emerging Markets business coupled with improved credit results in Global Relationship Banking drove the improved results. Net income of $1.8 billion in 1995 grew $470 million or 36% from 1994 due primarily to higher trading-related revenue, growth in the Emerging Markets business, and improved credit results in Global Relationship Banking. The 1996 and 1995 year-to-year comparisons also benefited from declining effective income tax rates.

[The following table was represented as a bar graph in the printed material.]

--------------------------------------------------------------------------------
CORPORATE BANKING
Net Income

$ Billions
                                                  1994         1995         1996
                                                  ----         ----         ----
Corporate Banking                                  1.3          1.8          2.2
Emerging Markets                                   1.0          1.2          1.5
Global Relationship Banking                        0.3          0.6          0.7
--------------------------------------------------------------------------------

     Adjusted revenue of $7.2 billion in 1996 grew $617 million or 9% from 1995 reflecting growth in fee-based corporate finance activity and transaction banking services together with higher levels of securities transactions and asset gains. About 20% of the revenue in the Emerging Markets business was attributable to business from multinational companies managed jointly with Global Relationship Banking, with that revenue having grown at a double digit rate from 1995. Revenue growth of $738 million or 13% in 1995 compared with 1994 was primarily attributable to higher trading-related revenue and growth in the Emerging Markets business.

     Trading-related revenue totaled $1.7 billion, $1.7 billion, and $1.2 billion in 1996, 1995, and 1994, respectively. Venture capital revenue totaled $450 million, $390 million, and $365 million in 1996, 1995, and 1994, respectively, and benefited from favorable conditions in the U.S. equity markets in 1996 and 1995. Levels of trading-related and venture capital revenue may fluctuate in the future as a result of market conditions and other factors. See pages 45 and 46 for additional discussions of trading-related and venture capital revenues.

     Adjusted operating expense of $4.4 billion in 1996 grew $417 million or 10% compared with 1995. Expense grew $275 million or 20% in the Emerging Markets business and $142 million or 5% in Global Relationship Banking. The expense growth is primarily attributable to investment spending to build the Emerging Markets franchise, costs associated with implementing Citicorp's plan to gain market share in selected emerging market countries, increased spending on technology and risk management in Global Relationship Banking, and volume-related increases in both businesses. Expense in 1995 was up 11% from 1994 primarily due to business expansion in the Emerging Markets business and volume-related and technology spending in Global Relationship Banking.

     Credit costs were a net benefit of $87 million in 1996, a $159 million improvement from the net charge of $72 million in 1995. The 1996 results primarily reflect a decline in gross write-offs in Global Relationship Banking coupled with an increase in recoveries in both businesses (including $75 million from the refinancing agreements concluded with Panama, Slovenia, and Croatia). Total credit costs of $72 million in 1995 declined $167 million from 1994 primarily due to lower costs to carry cash-basis loans and OREO and improved results on the disposition of OREO. The additional provision for credit losses in excess of net write-offs in 1995 and 1994 was $81 million and $136 million, respectively. Losses on commercial lending activities can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. During 1997 credit costs may increase from the 1996 level but are expected to remain moderate.

     Citicorp attributes income taxes to core businesses on the basis of local tax rates, which resulted in effective income tax rates of 22%, 25%, and 28%, in 1996, 1995, and 1994, respectively. The difference between the local tax rates attributed to core businesses and Citicorp's overall effective tax rate in each year is included in Corporate Items. Fluctuations in the effective income tax rates resulted from changes in the nature and geographic mix of pretax earnings.

     Cash-basis loans at December 31, 1996 were $905 million, down $629 million or 41% from year-end 1995. The reduction is primarily attributable to paydowns and transfers to OREO or accrual status. The OREO portfolio of $614 million was essentially unchanged from December 31, 1995 as transfers into OREO were approximately offset by OREO sales. See the tables entitled "Cash-Basis, Renegotiated, and Past Due Loans" and "Other Real Estate Owned and Assets Pending Disposition" on page 80.

     Average assets of $139 billion in 1996 declined $5 billion or 3% from 1995. Average assets of $80 billion in Global Relationship Banking declined $14 billion or 15% from 1995 as the business continued to focus on asset utilization, primarily in trading-related activities. Average assets of $59 billion in the Emerging Markets business grew $9 billion or 18% reflecting continuing business expansion. Average assets in 1995 declined $6 billion from 1994 primarily reflecting the Global Relationship Banking business repositioning and lower levels of trading and real-estate-related assets, partially offset by an increase in the Emerging Markets business due to business expansion.

EMERGING MARKETS

In Millions of Dollars                           1996       1995(1)      1994(1)
-----------------------------------------------------------------------------
Total Revenue                                 $ 3,433    $ 2,886      $ 2,519
Net Cost to Carry Cash-Basis Loans and OREO         4         14            9
                                              -------    -------      -------
ADJUSTED REVENUE                                3,437      2,900        2,528
                                              -------    -------      -------
Total Operating Expense                         1,640      1,363        1,174
Net OREO Benefits                                   5          7            4
                                              -------    -------      -------
ADJUSTED OPERATING EXPENSE                      1,645      1,370        1,178
                                              -------    -------      -------
OPERATING MARGIN                                1,792      1,530        1,350
                                              -------    -------      -------
Net (Recoveries) Write-offs                        (3)        26            5
Net Cost to Carry and Net OREO Benefits            (1)         7            5
                                              -------    -------      -------
CREDIT (BENEFITS) COSTS                            (4)        33           10
                                              -------    -------      -------
OPERATING MARGIN LESS CREDIT (BENEFITS) COSTS   1,796      1,497        1,340
Additional Provision                             --          (19)         (64)
                                              -------    -------      -------
INCOME BEFORE TAXES                             1,796      1,516        1,404
Income Taxes                                      331        368          367
                                              -------    -------      -------
NET INCOME                                    $ 1,465    $ 1,148      $ 1,037
----------------------------------------------===============================
Average Assets (In Billions of Dollars)       $    59    $    50      $    46
Return on Assets                                 2.48%      2.30%        2.25%
----------------------------------------------===============================

(1) Reclassified to conform to the 1996 presentation and to include the results of the Cross-Border Refinancing Portfolio, which was reported as a separate business prior to 1996.

Emerging Markets net income of $1.5 billion in 1996 grew $317 million or 28% compared with 1995 and represented a return on assets of 2.48%, up 18 basis points from 1995. Broadly-based revenue growth across most regions and products coupled with higher levels of securities transactions and net asset gains outpaced expense growth by a 2:1 margin. Net income of $1.1 billion in 1995 improved 11% compared with 1994 reflecting revenue growth from lending and transaction banking services together with improved trading-related activities and continued investment spending to build the franchise.

     Adjusted revenue of $3.4 billion grew $537 million or 19% compared with 1995. The improvement is primarily attributable to growth in credit- and fee-based corporate finance activities and transaction banking services, a $146 million increase in securities transactions primarily attributable to the sale of emerging markets debt securities, a $48 million increase in net asset gains, and improved trading-related results. Revenue of $2.9 billion in 1995 grew $372 million or 15% compared with 1994 primarily reflecting higher revenue from lending and transaction banking services together with improved trading-related revenue.

     Adjusted operating expense was $1.6 billion, $1.4 billion, and $1.2 billion in 1996, 1995, and 1994, respectively. The growth in expense in the three-year period is primarily attributable to investment spending to build the franchise and, in 1996, costs associated with implementing Citicorp's plan to gain market share in selected emerging market countries.

     Credit costs were a net benefit of $4 million in 1996, an improvement of $37 million from 1995, and primarily reflected higher recoveries (including $75 million from the refinancing agreements concluded with Panama, Slovenia, and Croatia) partially offset by a modest rise in gross write-offs. Credit costs of $33 million in 1995 grew $23 million compared with 1994 due to higher gross write-offs.

     The effective income tax rates in 1996, 1995, and 1994 were 18%, 24%, and 26%, respectively. Fluctuations in the effective income tax rates result from changes in the nature and geographic mix of pretax earnings.

GLOBAL RELATIONSHIP BANKING

In Millions of Dollars                            1996       1995(1)     1994(1)
-----------------------------------------------------------------------------
Total Revenue                                  $ 3,756    $ 3,639      $3,193
Net Cost to Carry Cash-Basis Loans and OREO        (40)        (3)         77
                                               -------    -------      ------
ADJUSTED REVENUE                                 3,716      3,636       3,270
                                               -------    -------      ------
Total Operating Expense                          2,751      2,555       2,398
Net OREO Benefits                                   44         98          35
                                               -------    -------      ------
ADJUSTED OPERATING EXPENSE                       2,795      2,653       2,433
                                               -------    -------      ------
OPERATING MARGIN                                   921        983         837
                                               -------    -------      ------
Net Write-offs                                       1        140         187
Net Cost to Carry and Net OREO Benefits            (84)      (101)         42
                                               -------    -------      ------
CREDIT (BENEFITS) COSTS                            (83)        39         229
                                               -------    -------      ------
OPERATING MARGIN LESS CREDIT (BENEFITS) COSTS    1,004        944         608
Additional Provision                              --          100         200
                                               -------    -------      ------
INCOME BEFORE TAXES                              1,004        844         408
Income Taxes                                       290        214         137
                                               -------    -------      ------
NET INCOME                                     $   714    $   630      $  271
-----------------------------------------------==============================
Average Assets (In Billions of Dollars)        $    80    $    94      $  104
Return on Assets                                  0.89%      0.67%       0.26%
-----------------------------------------------==============================

(1) Reclassified to conform to the 1996 presentation and to include the results of North America Commercial Real Estate, which was reported as a separate business prior to 1996.

Net income from the Global Relationship Banking business in North America, Europe, and Japan was $714 million in 1996, up $84 million or 13% from 1995. The improvement is primarily due to lower credit costs and a lower additional provision. Net income in 1995 of $630 million improved $359 million from 1994 reflecting higher trading-related revenue, improved credit costs and a lower additional provision, and a lower effective income tax rate.

     Adjusted revenue of $3.7 billion grew $80 million or 2% compared with 1995. The improvement is attributable to growth in fee-based corporate finance activities and transaction banking services, partially offset by a decline in credit-based corporate finance activities due to lower net rate spreads. A $170 million decline in trading-related revenue was offset by a $129 million gain on the sale of a stand-alone automated trading business and by improved venture capital results. Revenue growth of $366 million or 11% in 1995 compared with 1994 is attributable to improved trading-related revenue.

     Adjusted operating expense of $2.8 billion in 1996 grew $142 million or 5% compared with 1995 reflecting increased spending on technology and risk management and higher volume-related expenses. Expense growth of $220 million or 9% in 1995 is primarily due to volume-related and technology spending.

     Credit costs were a net benefit of $83 million in 1996 and improved $122 million from 1995. The improvement reflects significantly lower gross write-offs (primarily related to real estate) together with a continued high level of recoveries. Credit costs of $39 million in 1995 declined $190 million from 1994 as a result of lower gross write-offs, lower cost to carry cash-basis loans and OREO, and improved results from the disposition of OREO. The additional provision was $100 million and $200 million in 1995 and 1994, respectively.

     The effective income tax rate in 1996, 1995, and 1994 was 29%, 25%, and 34%, respectively. Fluctuations in the effective income tax rate result from changes in the nature and geographic mix of pretax earnings.

CORPORATE ITEMS

In Millions of Dollars                             1996     1995(1)     1994(1)
----------------------------------------------------------------------------
Total Revenue                                     $ 909    $ 732       $ 576
Total Operating Expense                             547      394         387
                                                  -----    -----       -----
Income Before Taxes                                 362      338         189
Income Taxes (Benefit)                              796      620        (142)
                                                  -----    -----       -----
NET (LOSS) INCOME                                 $(434)   $(282)      $ 331
----------------------------------------------------------------------------
Average Assets (In Billions of Dollars)           $   5    $   5       $   5
--------------------------------------------------==========================

(1) Reclassified to conform to the 1996 presentation.

Corporate Items includes revenue derived from charging businesses for funds employed (based upon a marginal cost of funds concept), unallocated corporate costs, net gains related to capital building transactions, and the recognition of deferred tax benefits. Corporate Items also includes income tax expense resulting from the offset created by attributing income taxes to core business activities on a local tax-rate basis. The core businesses' effective tax rates were 26%, 29%, and 30% for 1996, 1995, and 1994, respectively, while Citicorp's effective tax rate was 38% for both 1996 and 1995, and 26% in 1994. See Note 9 to the consolidated financial statements for further discussion of income taxes.

     Corporate Items revenue of $909 million in 1996 increased $177 million or 24% from 1995, reflecting a decrease in funding costs, and the funding benefits associated with higher equity levels. Revenue also included investment writedowns of $100 million in Latin America, compared with $95 million in 1995. Revenue in 1994 included net gains related to capital building transactions of $80 million. Operating expense in 1996 reflected increased unallocated corporate costs and corporate employee expense, including costs associated with performance-based compensation.

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

     The Windows on Risk Committee evaluates and proactively manages the risk profile of the corporation. The Committee is chaired by the Vice Chairman responsible for risk management and includes inside directors, senior line and staff officers, and the Chairman of Citicorp. The Committee uses an analytical framework that Citicorp calls Windows on Risk to control country, consumer product, industry, and client concentrations; to reduce portfolio, process, operational, technological, and legal vulnerabilities; to decide on portfolio actions; and to help create a balance between Citicorp's risk profile, earnings, and capital.

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

     The review of the external environment encompasses the outlook for major country and regional economies, significant consumer markets and global industries; the potential near-term critical economic and geopolitical events; and the implications of potential unfavorable developments as they relate to specific businesses.

     The review of the risk profile covers the following credit-related and market risks, as well as audit (control) risk, and legal and technological vulnerabilities:

o Risk ratings, including trends in client creditworthiness together with a comparison of risk against return;

o    Industry concentrations, globally and within regions;

o    Limits assigned to relationship concentrations and consumer programs;

o Product concentrations in consumer managed receivables, by product and by region;

o Global real estate limits and exposure, including commercial and consumer portfolios;

o    Country risk, encompassing political and cross-border risk;

o Counterparty risk, evaluating presettlement risk on foreign exchange and derivative products, as well as securities trades;

o Dependency, linking and evaluating specific industry and consumer product exposure to external environmental factors;

o Distribution and underwriting risk, capturing the risk that arises when Citicorp commits to purchase an instrument from an issuer for subsequent sale;

o Business risk review, evaluating by business the risk captured by portfolio and process ratings;

o Price risk, capturing the earnings risk resulting from changing levels and volatilities of interest rates, foreign exchange rates, and commodity and equity prices;

o    Liquidity risk, evaluating funding exposure;

o Equity and subordinated debt investment risk, monitored against portfolio limits;

o    Audit, evaluating operations and control risk based on internal audits;

o    Legal, evaluating vulnerability and business implications of legal issues;
and

o    Technology, assessing the vulnerability to the electronic environment.

     Based on this coordinated review of major risks impacting the corporation, the Windows on Risk Committee formulates recommendations and assigns responsibility for recommended portfolio actions. The review is intended to provide Citicorp with a view of the environment in which it operates and of the risk inherent in its businesses.

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

     Credit Programs and Credit Transactions are approved by three line credit officers, with one designated as responsible to ensure that all aspects of the credit process are properly coordinated and executed. As the size or risk increases, the three approvals may include one or two Senior Credit or Securities Officers. These individuals consist of over 500 of Citicorp's most experienced lenders and underwriters appointed by the Credit Policy Committee, with their designation reviewed annually. In addition, approvals from underwriting, product, industry or functional specialists may be required. At certain higher levels of risk, Credit Policy Committee members as well as senior management review individual credit decisions.

DERIVATIVE AND FOREIGN EXCHANGE CONTRACTS

Citicorp manages its credit exposure on derivative and foreign exchange instruments as part of the overall extension of credit to individual customer relationships, subject to the same credit approvals, limits, and monitoring procedures it uses for other activities, using the Credit Transaction approach.

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

     The current replacement cost of a derivative or foreign exchange contract is equal to the amount, if any, of Citicorp's unrealized gain on the contract. The potential increase in replacement cost of a contract is estimated based on a statistical simulation of values that would result from changing market rates. See page 61 for additional details.

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

     Within Citicorp, business and corporate oversight groups have well-defined market risk management responsibilities. Within each business, a process is in place to control market risk exposure. Management of this process begins with the professionals nearest to Citicorp's customers, products, and markets, and extends up to the senior executives who manage these businesses and to country Asset/Liability Management Committees ("ALCO"). Market risk positions are controlled by limits on exposure based on the size and nature of a business. Risk limits are approved by the Finance and Capital Committee, which is composed of senior management, including the Corporate Treasurer, and overseen by the Market Risk Policy Committee.

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

     A diversity of funding sources, currencies, and maturities is used to gain the broadest practical access to the investor base. Citicorp's deposits, which represent 66% and 65% of total funding at December 31, 1996 and 1995, respectively, are broadly diversified by both geography and customer segments as indicated by the charts that follow:

[The following tables were represented as pie graphs in the printed material.]

--------------------------------------------------------------------------------
CONSUMER
DEPOSITS BY REGION
December 31, 1996

NORTH AMERICA                42%
ASIA PACIFIC                 32%
LATIN AMERICA                 7%
EUROPE                       19%

TOTAL                    $117.6 BILLION
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
CORPORATE BANKING
DEPOSITS BY REGION
December 31, 1996

NORTH AMERICA                20%
ASIA PACIFIC                 25%
LATIN AMERICA                17%
EUROPE                       29%
CEEMEA*                       9%

TOTAL                     $67.4 BILLION

*Central and Eastern Europe, Middle East, and Africa
--------------------------------------------------------------------------------

Stockholders' equity, which grew $1.1 billion during the year to $20.7 billion at year-end 1996, continues to be an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp (the "Parent Company") and its subsidiaries. Total long-term debt outstanding at year-end 1996 was $18.9 billion, compared with $18.5 billion at year-end 1995.

     Securitization of assets remains an important source of liquidity. Total assets securitized during 1996 were $7.2 billion, including $5.3 billion of U.S. credit cards, $1.5 billion of U.S. consumer mortgages, and $0.4 billion of non-U.S. consumer assets. As credit card securitization transactions amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. In 1996, the scheduled amortization of certain credit card securitization transactions made available $5.7 billion of new receivables. In addition, $5.9 billion of credit card securitization transactions are scheduled to amortize during 1997.

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

     In June 1996, the Financial Accounting Standards Board ("FASB") issued an exposure draft of a proposed new accounting standard which could significantly affect the accounting treatment of end-user derivative and foreign exchange contracts by Citicorp and its customers. The FASB has begun redeliberating the proposal and various alternative approaches which could have a range of potential effects on earnings and stockholders' equity. As the FASB finalizes its conclusions, Citicorp and the customers to which it provides derivatives and foreign exchange products will have to reconsider their risk management strategies, since the final rules may not reflect the results of many of those strategies in the same manner as current accounting practice.

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

     Business units manage the potential earnings effect of interest rate movements by modifying the asset and liability mix, either directly or through the use of derivatives. These include interest rate swaps and other derivative instruments which are either designated and effective as hedges or designated and effective in modifying the interest rate characteristics of specified assets or liabilities. The utilization of derivatives is modified from time to time in response to changing market conditions as well as changes in the characteristics and mix of the related assets and liabilities. Additional information about non-trading derivatives is located on page 62. Citicorp does not utilize instruments with leverage features in connection with its risk management activities. As part of the annual planning process, limits are set for earnings at risk on a business, country and total Citicorp basis, with exposures reviewed on a regular basis by the Finance and Capital Committee in relation to limits and the current interest rate environment.

     Citicorp's primary non-trading price risk exposure is to movements in U.S. dollar interest rates. As of December 31, 1996 the U.S. dollar earnings at risk to a two standard deviation increase in rates had a potential negative impact of approximately $165 million pretax for the following twelve months and approximately $239 million on a discounted full life basis.

     The table below summarizes Citicorp's worldwide earnings at risk over the next 12 months from changes in U.S. dollar interest rates.


TWELVE MONTH U.S. DOLLAR EARNINGS AT RISK (PRETAX)

                                                       ASSUMING A RATE MOVE OF
                                                -----------------------------
                                                 TWO STANDARD    TWO STANDARD
                                                    DEVIATION       DEVIATION
In Millions of Dollars at December 31, 1996          INCREASE        DECREASE
-----------------------------------------------------------------------------
Excluding Derivatives                                   $  80            $(70)
Including Derivatives                                    (165)            191
-----------------------------------------------------------------------------

     The table illustrates that including derivatives, Citicorp's earnings over the next 12 months in its non-trading activities would be reduced from an increase in interest rates and benefit from a decrease in interest rates. This primarily reflects the utilization of receive-fixed interest rate swaps and similar instruments to effectively modify the repricing characteristics of certain consumer and commercial loan portfolios, funding, and long-term debt. During 1996, the U.S. dollar earnings at risk for the following 12 months to a two standard deviation increase in rates had a potential negative impact which ranged from approximately $116 million to $204 million in the aggregate at each month end, compared with a range from $30 million to $165 million during 1995 and a range from $5 million to $90 million during 1994.

     The table below provides additional detail of Citicorp's earnings at risk from changes in interest rates.


U.S. DOLLAR EARNINGS AT RISK (PRETAX)

                                                      ASSUMING A RATE MOVE OF
                                                 ----------------------------
                                                 TWO STANDARD    TWO STANDARD
                                                    DEVIATION       DEVIATION
In Millions of Dollars at December 31, 1996          INCREASE        DECREASE
-----------------------------------------------------------------------------

Overnight to three months                              $ (78)           $  71
Four to six months                                       (41)              60
Seven to twelve months                                   (46)              60
                                                       -----            -----
Total overnight to twelve months                        (165)             191
-----------------------------------------------------------------------------
Year two                                                (109)             109
Year three                                               (40)              38
Year four                                                 19              (22)
Year five and over                                        56              (74)
                                                       -----            -----
Total                                                  $(239)           $ 242
-------------------------------------------------------======================

     Earnings at risk in other currencies also existed at significantly lower levels than U.S. dollar earnings at risk. The level of exposure taken is based on the market environment and will vary from period to period based on rate and other economic expectations.

TRADING PORTFOLIOS

The price risk of the trading activities is measured using the potential loss amount method, which estimates the sensitivity of the value of the trading activities to changes in the various market factors, such as interest and foreign exchange rates, over the period necessary to close the position (generally one day). This measurement includes the foreign exchange risks that arise in traditional banking businesses as well as explicit trading positions. The method considers the probability of movements of these market factors (as derived from a two standard deviation movement), adjusted for correlation among them within each trading center.

     The trading portfolios are subject to a well-defined series of potential loss amount exposure limits. The daily price risk process monitors exposures against limits and triggers specific management actions to ensure that the potential impact on earnings, due to the many dimensions of price risk, is controlled within acceptable limits. The Finance and Capital Committee approves potential loss amount exposure limits annually and reviews usage of these exposures on a monthly basis. During 1996, the potential loss amount in the trading portfolios averaged $45 million pretax in the aggregate for Citicorp's major trading centers and the monthly averages of daily exposures ranged from approximately $40 million to $60 million, which is the same range as 1995 and slightly lower than 1994 which ranged from $45 million to $85 million. The potential loss amounts decreased each quarter in 1994 and were relatively stable in 1995 and 1996. The level of exposure taken is a function of the market environment, and expectations of future price and market movements; and will vary from period to period. Quarterly trading-related revenue ranged from $392 million to $547 million during 1996 compared with $395 million to $558 million in 1995, and $214 million to $490 million in 1994.

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

CITICORP RATIOS

At Year-End                                                1996            1995
-------------------------------------------------------------------------------
Tier 1 Capital                                             8.39%           8.41%
Total Capital (Tier 1 and Tier 2)                         12.23           12.33
Leverage(1)                                                7.42            7.45
Common Stockholders' Equity                                6.63            6.43
-------------------------------------------------------------------------------

(1) Tier 1 capital divided by adjusted average assets.

     Citicorp continued to maintain a strong capital position during 1996. Total capital (Tier 1 and Tier 2) amounted to $28.9 billion at December 31, 1996, representing 12.23% of net risk-adjusted assets. This compares with $27.7 billion and 12.33%, respectively, at December 31, 1995. Tier 1 capital of $19.8 billion at year-end 1996 represented 8.39% of net risk-adjusted assets, compared with $18.9 billion and 8.41%, respectively, at year-end 1995. The Tier 1 capital ratio at year-end 1996 exceeded Citicorp's target range of 8.00% to 8.30%.

     The excess of Tier 1 capital generated during a period reduced by capital utilized for business expansion and, in 1995, for building the Tier 1 ratio to target levels, is referred to as "free capital." As shown in the following table, Citicorp generated $3.0 billion and $1.8 billion of free capital during 1996 and 1995, respectively.

FREE CAPITAL

In Millions of Dollars                                       1996          1995
-------------------------------------------------------------------------------
Tier 1 Capital Generated:
    Net Income                                            $ 3,788       $ 3,464
    Issuances/Other(1)                                      1,180           893
    Cash Dividends Declared                                (1,012)         (835)
                                                          -------       -------
Total Tier 1 Capital Generated                              3,956         3,522
Capital Utilized for:
    Growth in Net Risk-Adjusted Assets                       (926)         (669)
    Build in Tier 1 Capital Ratio                            --          (1,084)
                                                          -------       -------
Free Capital Generated                                    $ 3,030       $ 1,769
-------------------------------------------------------------------------------

(1) Primarily includes issuance of common stock under various staff benefits plans and the dividend reinvestment plan. Also includes issuance of guaranteed preferred beneficial interests in subordinated debt for 1996 and the net issuance of preferred stock for 1995.

     In order to return this free capital to its shareholders, Citicorp initiated a common stock repurchase program in June 1995. During 1996 the program was expanded to a total authorization of $8.5 billion through December 31, 1998. Citicorp repurchased 36.1 million and 23.1 million shares of common stock under the program using free capital of $3.1 billion ($85.13 average cost per share) and $1.5 billion ($66.20 average cost per share) in 1996 and 1995, respectively. Citicorp began 1996 with Tier 1 capital in excess of its target, enabling repurchases to exceed the amount of free capital generated for the year. Since the program was initiated, Citicorp repurchased 59.2 million shares of common stock using free capital of $4.6 billion.

     Common stockholders' equity increased a net $2.1 billion during the year to $18.6 billion at December 31, 1996, representing 6.63% of assets, compared with 6.43% at year-end 1995. The increase in common stockholders' equity during the year principally reflected net income, conversion of Convertible Preferred Stock, Series 12 and 13, issuance of stock under various staff benefit plans, and an increase in net unrealized gains--securities available for sale, partially offset by shares repurchased under the common stock repurchase program and dividends declared on common and preferred stock.

     During 1996, the holder of $590 million Convertible Preferred Stock, Series 12, and the holders of the remaining $403 million Convertible Preferred Stock, Series 13, converted the preferred shares into 36.9 million and 22.1 million shares of common stock, respectively. In addition, $300 million of guaranteed preferred beneficial interests in Citicorp subordinated debt were issued.

     In January 1997, Citicorp announced that it will call for redemption the Series 14 Preferred Stock in March 1997, and issue an additional $450 million of guaranteed preferred beneficial interests in Citicorp subordinated debt. In February 1997, Citicorp filed a registration statement for the exchange of additional guaranteed preferred beneficial interests in Citicorp subordinated debt for certain series of Citicorp preferred stock. Both the guaranteed preferred beneficial interests and the preferred stock qualify as Tier 1 capital. The excess of the fair market value of the guaranteed preferred beneficial interests over the carrying amount of the related preferred stock that is exchanged will be deducted from earnings applicable to common stockholders, used in the calculation of earnings per share. The guaranteed preferred beneficial interests are included in long-term debt on the balance sheet.

     In January 1997, Citicorp raised the quarterly dividend on common stock to $.525 per share for an annual dividend rate of $2.10 per share.

COMPONENTS OF CAPITAL UNDER REGULATORY GUIDELINES

In Millions of Dollars at Year-End                            1996         1995
-------------------------------------------------------------------------------
TIER 1 CAPITAL
Common Stockholders' Equity                              $  18,644    $  16,510
Perpetual Preferred Stock                                    2,078        3,071
Guaranteed Preferred Beneficial Interests in
    Subordinated Debt                                          300           --
Minority Interest                                               91           70
Less: Net Unrealized Gains--
         Securities Available for Sale(1)                     (676)        (132)
      Intangible Assets(2)                                    (328)        (293)
      50% Investment in Certain Subsidiaries(3)               (313)        (311)
                                                         ---------    ---------
Total Tier 1 Capital                                        19,796       18,915
-------------------------------------------------------------------------------
TIER 2 CAPITAL
Allowance for Credit Losses(4)                               2,982        2,843
Qualifying Debt(5)                                           6,405        6,278
Less: 50% Investment in Certain Subsidiaries(3)               (313)        (311)
                                                         ---------    ---------
Total Tier 2 Capital                                         9,074        8,810
                                                         ---------    ---------
Total Capital (Tier 1 and Tier 2)                        $  28,870    $  27,725
---------------------------------------------------------======================
Net Risk-Adjusted Assets(6)                              $ 236,073    $ 224,915
-------------------------------------------------------------------------------

(1) Tier 1 capital excludes unrealized gains and losses on securities available for sale in accordance with regulatory risk-based capital guidelines.
(2) Includes goodwill and certain other identifiable intangible assets.
(3) Primarily Citicorp Securities, Inc.
(4) Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.
(5) Includes qualifying senior and subordinated debt, in an amount not exceeding 50% of Tier 1 capital, subordinated capital notes, and limited life preferred stock, subject to certain limitations.
(6) Includes risk-weighted credit equivalent amounts net of applicable bilateral netting agreements of $9.8 billion for interest rate, commodity and equity derivative contracts, and foreign exchange contracts as of December 31, 1996, compared with $10.0 billion as of December 31, 1995. Net risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses.

     Citicorp's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At December 31, 1996 all of Citicorp's subsidiary depository institutions were "well capitalized" under the federal bank regulatory agencies' definitions.

CITIBANK, N.A. RATIOS

At Year-End                                                1996            1995
-------------------------------------------------------------------------------
Tier 1 Capital                                             8.32%           8.32%
Total Capital (Tier 1 and Tier 2)                         12.11           12.24
Leverage                                                   6.63            6.65
Common Stockholder's Equity                                6.99            7.08
-------------------------------------------------------------------------------

     During 1996, the U.S. bank regulatory agencies issued an amendment to their risk-based capital guidelines to incorporate a measure for market risk in foreign exchange and commodity activities and in the trading of debt and equity instruments. The final rules, which must be implemented by January 1, 1998, are not expected to have a significant impact on Citicorp.

     From time to time, the FRB and the Federal Financial Institutions Examination Council propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets.

SUMMARY OF FINANCIAL RESULTS


In Millions of Dollars                                                1996      1995      1994       1993      1992
-------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                              $ 10,940  $  9,951  $  8,911   $  7,690  $  7,456
Fees, Commissions, and Other Revenue                                 9,256     8,727     7,837      8,385     8,165
                                                                  --------  --------  --------   --------  --------
TOTAL REVENUE                                                       20,196    18,678    16,748     16,075    15,621
Provision for Credit Losses                                          1,926     1,991     1,881      2,600     4,146
Operating Expense                                                   12,197    11,102    10,256     10,615    10,057
                                                                  --------  --------  --------   --------  --------
INCOME BEFORE TAXES AND CUMULATIVE EFFECTS OF ACCOUNTING CHANGES     6,073     5,585     4,611      2,860     1,418
Income Taxes                                                         2,285     2,121     1,189        941       696
                                                                  --------  --------  --------   --------  --------
INCOME BEFORE CUMULATIVE EFFECTS OF ACCOUNTING CHANGES               3,788     3,464     3,422      1,919       722
Cumulative Effects of Accounting Changes(1)                             --        --       (56)       300        --
                                                                  --------  --------  --------   --------  --------
NET INCOME                                                        $  3,788  $  3,464  $  3,366   $  2,219  $    722
------------------------------------------------------------------=================================================

(1) Refers to the adoption of SFAS No. 112 in 1994 and the adoption of SFAS No. 109 in 1993.


STATEMENT OF INCOME ANALYSIS

NET INTEREST REVENUE (TAXABLE EQUIVALENT BASIS)(1)(2)

                                                     1996       1995       1994
-------------------------------------------------------------------------------
NET INTEREST REVENUE
(In Millions of Dollars)
  U.S.                                            $ 6,965    $ 6,248    $ 5,945
  Outside the U.S.                                  6,463      5,746      5,041
                                                  -------    -------    -------
TOTAL ADJUSTED(3)                                  13,428     11,994     10,986
Less Effect of Credit Card Securitization          (2,448)    (2,010)    (2,049)
                                                  -------    -------    -------
TOTAL                                             $10,980    $ 9,984    $ 8,937
--------------------------------------------------=============================
AVERAGE INTEREST-EARNING ASSETS
(In Billions of Dollars)
  U.S.                                            $ 120.6    $ 124.8    $ 125.2
  Outside the U.S.                                  137.5      122.8      111.5
                                                  -------    -------    -------
TOTAL ADJUSTED(3)                                   258.1      247.6      236.7
Less Effect of Credit Card Securitization           (26.1)     (23.6)     (23.4)
                                                  -------    -------    -------
TOTAL                                             $ 232.0    $ 224.0    $ 213.3
--------------------------------------------------=============================
NET INTEREST MARGIN (%)
  U.S.                                               5.77       5.01       4.75
  Outside the U.S.                                   4.70       4.68       4.52

TOTAL ADJUSTED(3)                                    5.20       4.84       4.64
Less Effect of Credit Card Securitization           (0.47)     (0.38)     (0.45)
                                                  -------    -------    -------
TOTAL                                                4.73       4.46       4.19
--------------------------------------------------=============================

(1) Includes allocations for capital and funding costs based on the location of the asset.
(2) The taxable equivalent adjustment is based on the U.S. federal statutory rate of 35%.
(3) Adjusted for the effect of credit card securitization. See page 48 for discussion.

Net interest revenue increased 10% to $11.0 billion in 1996 and was up 12% in 1995, reflecting higher net rate spreads, including lower funding costs, and the funding benefits associated with higher equity levels, as well as an increase in interest-earning assets. Net interest revenue and net interest margin for all periods presented were reduced by the effect of credit card securitization. Adjusted for the effect of credit card securitization, net interest revenue increased 12% to $13.4 billion in 1996 and was up 9% in 1995. The adjusted net interest margin of 5.20% in 1996 was up from 4.84% in 1995 and 4.64% in 1994.

     Adjusted net interest margin in the U.S. of 5.77% in 1996 was up from 5.01% in 1995 and 4.75% in 1994. The improvement in 1996 reflected a decrease in the level of lower-yielding trading assets in Global Relationship Banking, increased spreads and higher volumes in the U.S. bankcards business as well as lower costs to carry cash-basis loans and OREO, partially offset by the $64 million SAIF assessment. The increase in 1995 in the U.S. adjusted net interest margin primarily reflected lower costs to carry cash-basis loans and OREO, decreases in the level of lower-yielding trading assets in Global Relationship Banking, as well as the reduction in deposit insurance assessment rates.


     Net interest revenue from activities outside the U.S. grew 12% in 1996 and 14% in 1995 and represented 48% of total adjusted net interest revenue in both 1996 and 1995, and 46% in 1994. The net interest margin outside the U.S. of 4.70% in 1996 remained relatively unchanged from 4.68% in 1995 and was up from 4.52% in 1994. Higher volumes in the Asia Pacific Consumer business in 1996 were offset by lower spreads in the Corporate Banking business attributable to competitive pressure. The increase in the net interest margin outside the U.S. in 1995 reflected higher volumes and favorable spreads in the Latin America Consumer business, as well as increased spreads in Corporate Banking in Europe and Asia Pacific, partially offset by a decrease in Corporate Banking in Latin America due to a favorable rate environment in Brazil in 1994.

[The following table was represented as a bar graph in the printed material.]

--------------------------------------------------------------------------------
NET INTEREST INCOME
Adjusted For Credit Card Securitization

$ Billions

NET INTEREST
MARGIN %
                                            1994            1995            1996
                                            ----            ----            ----
Outside U.S.                                 5.0             5.7             6.4
U.S.                                         6.0             6.3             7.0
--------------------------------------------------------------------------------

     The increase in adjusted average interest-earning assets of $10.5 billion in 1996 was mainly attributable to increases in worldwide consumer loans and in commercial loans and investment securities outside the U.S., partially offset by a decrease in trading account assets in the U.S. The increase in 1995 primarily reflected higher levels of consumer loans, partially offset by decreases in trading account assets and federal funds sold and resale agreements.

FEES, COMMISSIONS, AND OTHER REVENUE

FEE AND COMMISSION REVENUE

In Millions of Dollars                             1996       1995(1)    1994(1)
-----------------------------------------------------------------------------
CONSUMER:
Developed Markets                                $2,249     $2,297     $2,299
Emerging Markets                                  1,087        935        831
                                                 ------     ------     ------
   TOTAL CONSUMER                                 3,336      3,232      3,130
CORPORATE BANKING AND OTHER                       1,984      1,828      1,865
                                                 ------     ------     ------
TOTAL ADJUSTED(2)                                 5,320      5,060      4,995
EFFECT OF CREDIT CARD SECURITIZATION                149        105        160
                                                 ------     ------     ------
TOTAL                                            $5,469     $5,165     $5,155
-------------------------------------------------============================

(1) Reclassified to conform to the 1996 presentation.
(2) Adjusted for the effect of credit card securitization. See page 48 for discussion.

Total fee and commission revenue of $5.5 billion for 1996 increased $304 million or 6% from 1995. Adjusted for the effect of credit card securitization, fee and commission revenue in 1996 of $5.3 billion was up $260 million or 5% from 1995.

     Consumer businesses 1996 fee and commission revenue of $3.3 billion was up $104 million or 3% from 1995, as continued double-digit growth in the emerging markets was offset by slight reductions in the developed markets. The growth in the emerging markets reflected increases across various consumer products, particularly credit card-related fees in Asia Pacific and investment-related fees in Latin America. In the developed markets, growth in Citibanking and Private Bank fees were more than offset by lower credit card-related fees.

     In the Corporate Banking businesses, fee and commission revenue of $2.0 billion for 1996 was up $156 million or 9% from 1995, reflecting higher business volumes in the emerging markets in corporate finance, transaction banking services, and trust, agency and custodial fees, as well as increased transaction banking services fee revenue in Global Relationship Banking.

     Total fee and commission revenue in 1995 of $5.2 billion was essentially unchanged from 1994 as the increase in the Consumer businesses was offset by a decline in the Corporate Banking businesses. Fee revenue in the Consumer businesses reflected continued growth in the emerging markets across a variety of consumer products, particularly Cards in Asia Pacific and Citibanking activities in Latin America.

REVENUE FROM TRADING-RELATED ACTIVITIES

Trading-related revenue is composed of the "Foreign Exchange" and "Trading Account" lines in the Statement of Income and also includes other amounts, principally reflected in net interest revenue. The accompanying table presents trading-related revenue by business sector, by trading activity, and by income statement line.

TRADING-RELATED REVENUE

In Millions of Dollars                          1996        1995         1994(1)
-----------------------------------------------------------------------------
BY BUSINESS SECTOR:
Corporate Banking
  Emerging Markets                            $  746      $  658      $   539
  Global Relationship Banking                    909       1,079          656
                                              ------      ------      -------
     Total Corporate Banking                   1,655       1,737        1,195
Consumer and Other                               254         252          174
                                              ------      ------      -------
TOTAL                                         $1,909      $1,989      $ 1,369
----------------------------------------------===============================
BY TRADING ACTIVITY:
Foreign Exchange(2)                           $  932      $1,124      $   689
Derivative(3)                                    544         472          395
Fixed Income(4)                                  150          65           (1)
Other                                            283         328          286
                                              ------      ------      -------
TOTAL                                         $1,909      $1,989      $ 1,369
----------------------------------------------===============================
BY INCOME STATEMENT LINE:
Foreign Exchange                              $  864      $1,053      $   573
Trading Account                                  637         559          158
Other(5)                                         408         377          638
                                              ------      ------      -------
TOTAL                                         $1,909      $1,989      $ 1,369
----------------------------------------------===============================

(1) Reclassified to conform to the 1996 presentation.
(2) Foreign exchange activity includes foreign exchange spot, forward, and option contracts.
(3) Derivative activity primarily includes interest rate and currency swaps, options, financial futures, equity, and commodity contracts.
(4) Fixed income activity principally includes debt instruments including government and corporate debt as well as mortgage assets.
(5) Primarily net interest revenue.

     Trading-related revenue totaled $1.9 billion in 1996, down $80 million or 4% from 1995. The decline is attributable to lower foreign exchange revenue in Global Relationship Banking, partially offset by improvements in derivative results in the Emerging Markets business and fixed income results in both businesses. Trading-related revenue improved in 1995 from the depressed 1994 results which were adversely affected by increasing interest rates and challenging market conditions.

     Foreign exchange revenue of $932 million in 1996 declined 17% from the strong 1995 level, when volatile foreign exchange markets in the major currencies provided substantial revenue opportunities. Foreign exchange revenue of $1.1 billion in 1995 rebounded from the weak 1994 level, benefiting from growth in customer volume and improved market conditions.

     Derivative revenue of $544 million in 1996 rose 15% from 1995 reflecting growth in customer demand, particularly in the Emerging Markets business. Derivative revenue of $472 million in 1995 compared with $395 million in 1994 reflecting strong customer demand across most geographies and improvement in Citicorp's market-making activities in North America.

     Fixed-income revenue in 1996 increased by $85 million compared with 1995 reflecting improved emerging markets debt-trading results, a higher level of commercial real estate securitization transactions, and improved government and corporate debt trading results in North America. Fixed-income revenue in 1995 improved $66 million compared with the depressed 1994 results which were adversely affected as interest rates increased.

     Levels of trading-related revenue may fluctuate in the future as a result of market conditions and other factors.

SECURITIES TRANSACTIONS

In 1996, net gains from the sale of securities were $210 million, up $78 million, compared with $132 million in 1995 and $200 million in 1994. The 1996, 1995, and 1994 amounts included gains of $74 million, $55 million, and $71 million, respectively, realized on the sale of Brazilian interest bonds.

     The net gains for 1996 reflected gross realized gains of $261 million and gross realized losses of $51 million.

     The fair value of securities available for sale and the related adjustment to stockholders' equity may fluctuate over time based on market conditions and changes in market interest rates, as well as events and trends affecting specific securities.

OTHER REVENUE

In Millions of Dollars                             1996       1995(1)    1994(1)
------------------------------------------------------------------------------
Securitized Credit Card Receivables              $  907     $  988     $  955
Venture Capital                                     450        390        365
Affiliate Earnings                                  290        208        208
Net Asset Gains and Other Items                     429        232        223
                                                 ------     ------     ------
TOTAL                                            $2,076     $1,818     $1,751
-------------------------------------------------=============================

(1) Reclassified to conform to the 1996 presentation.

Revenue in 1996 from securitized credit card receivables was down from 1995 as higher net credit loss rates were partially offset by an improved net interest margin and higher average securitized volumes. The increase in revenue in 1995 resulted from higher net interchange revenue and lower net credit loss rates, partially offset by a reduction in net interest revenue. The effect of credit card receivables securitization is discussed in more detail on page 48.

     In 1996 and 1995, venture capital revenue benefited from favorable conditions in the U.S. equity markets. Additionally, venture capital revenue in each year included gains related to public offerings by investees. Investments of venture capital subsidiaries are carried at fair value and revenue volatility can occur in the future, based on general market conditions as well as events and trends affecting specific venture capital investments.

     Affiliate earnings in 1996 were up from both 1995 and 1994, largely due to improved results in Latin America. Affiliate earnings in 1995 were flat to 1994.

     Net asset gains and other items in 1996 of $429 million increased $197 million from 1995 and included gains from the sale of an automated trading business, the disposition of Citicorp's holding in an Asian affiliate, the sale of the consumer mortgage portfolio in the U.K., and a gain arising from the Panama refinancing agreement, partially offset by investment writedowns of $100 million in Latin America. Revenue in 1995 of $232 million reflected net gains on the sale of real estate assets and a gain related to the completion of Ecuador's refinancing package, partially offset by investment writedowns of $95 million in Latin America. Revenue in 1994 of $223 million included recognition of the fair value of interest bonds received in connection with the Brazil refinancing agreement, largely offset by writedowns in the value of certain investments in Latin America.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The provision for credit losses of $1.9 billion in 1996 declined $65 million or 3% from 1995, reflecting lower commercial net write-offs together with a decline in the commercial additional provision, partially offset by higher net write-offs in the Consumer business. The provision for credit losses increased in 1995 reflecting higher net write-offs in the Consumer businesses, partially offset by a lower commercial additional provision.

NET WRITE-OFFS, ADDITIONAL PROVISION, AND PROVISION FOR
CREDIT LOSSES

In Millions of Dollars                             1996        1995        1994
-------------------------------------------------------------------------------
NET WRITE-OFFS (RECOVERIES):
Consumer                                        $ 3,120     $ 2,461     $ 2,287
Commercial(1)                                        (2)        148        (209)
                                                -------     -------     -------
TOTAL ADJUSTED NET WRITE-OFFS                     3,118       2,609       2,078

Effect of Credit Card Securitization             (1,392)       (917)       (934)
                                                -------     -------     -------
TOTAL                                           $ 1,726     $ 1,692     $ 1,144
------------------------------------------------===============================
ADDITIONAL PROVISION:
Consumer                                        $   200     $   200     $   200
Commercial                                           --          81         136
                                                -------     -------     -------
TOTAL                                           $   200     $   281     $   336
------------------------------------------------===============================
PROVISION FOR CREDIT LOSSES:
Consumer                                        $ 1,928     $ 1,744     $ 1,553
Commercial                                           (2)        247         328
                                                -------     -------     -------
TOTAL                                           $ 1,926     $ 1,991     $ 1,881
------------------------------------------------===============================

(1) Included in commercial net write-offs (recoveries) in 1995 and 1994 are net recoveries of $18 million and $401 million related to cross-border refinancing agreements that were credited directly to the allowance for credit losses and did not affect the provision for credit losses.

     Consumer net write-offs, adjusted for the effect of credit card securitization, were $3.1 billion in 1996, up from $2.5 billion in 1995, primarily due to higher losses in the U.S. bankcards portfolio, which is broadly consistent with industry trends. Net write-offs also increased in Asia Pacific in both the Cards and Citibanking businesses, primarily as a result of business expansion. Net write-offs in Citibanking and the Private Bank in the developed markets were reduced from year-ago levels. The consumer provision for credit losses included additional provisions in excess of net write-offs of $200 million in 1996, 1995, and 1994 in response to loan growth and rising losses in the U.S. bankcards portfolio, as well as the changing economic environment in certain markets. Net write-offs and the total provision, particularly in Cards, are expected to increase from 1996 levels as a result of economic conditions, credit performance of the portfolios (including bankruptcies) and changes in portfolio levels. See "Consumer Portfolio Review" on page 34 for an additional discussion.

     Commercial net recoveries in 1996 of $2 million improved $150 million from 1995 due to higher recoveries, primarily attributable to the refinancing agreements concluded with Panama, Slovenia, and Croatia (which aggregated $75 million) coupled with lower real estate-related gross write-offs. The real estate portfolio continued to benefit in 1996 from improving real estate market conditions. Commercial net write-offs in 1995 were low at $148 million (approximately 26 basis points of average commercial loans) and followed net recoveries of $209 million in 1994 which included a $318 million recovery attributable to the Brazil refinancing agreement completed in that year. During the three years ended December 31, 1996, there were no material credit losses related to derivatives and foreign exchange contracts, standby letters of credit or loan commitments. The commercial provision for credit losses included additional provisions in excess of net write-offs of $81 million and $136 million in 1995 and 1994, respectively. During 1997, commercial net write-offs may increase moderately from the low 1996 level.

ALLOWANCE FOR CREDIT LOSSES

All identified losses are immediately written off and the entire allowance is available to absorb all probable credit losses inherent in the portfolio. For analytical purposes only, Citicorp attributes the allowance to the following portions of its credit portfolios:

ALLOWANCE FOR CREDIT LOSSES AND AS A PERCENTAGE OF LOANS

                                               1996         1995         1994
                             ------------------------------------------------
At Year-End                     LOANS(1)  ALLOWANCE(2) Allowance(2) Allowance(2)
-----------------------------------------------------------------------------
Consumer                       $111.8        $2,079       $1,944       $1,834
Ratio                                          1.86%        1.84%        1.90%
Commercial                       62.8         3,424        3,424        3,321
Ratio                                          5.46%        5.71%        5.95%
                               ------        ------       ------       ------
TOTAL                          $174.6        $5,503       $5,368       $5,155
Ratio                                          3.15%        3.24%        3.38%
-------------------------------==============================================
Reserve for Sold
Consumer Portfolios(3)                       $  473       $  486       $  422
-----------------------------------------------------------------------------

(1) Loans, in billions of dollars, are net of unearned income.
(2) In millions of dollars.
(3) Refer to Note 1 to the consolidated financial statements for a discussion of Citicorp's obligations under certain loans sold with credit enhancements.

     The allowance for credit losses and the reserve for sold consumer portfolios totaled $6.0 billion as of December 31, 1996, up from $5.9 billion at December 31, 1995 and $5.6 billion at December 31, 1994. The increase in the allowance primarily reflected additional provisions of $200 million in 1996, $281 million in 1995, and $336 million in 1994. Refer to the discussion on page 46 regarding the additional provision.

     Uncertainty related to the economic and credit environment, as well as higher loan volumes in the worldwide Consumer portfolios, may result in further increases in the allowance for credit losses.

OPERATING EXPENSE

Total operating expense was $12.2 billion in 1996, up $1.1 billion or 10% from 1995. Excluding net OREO benefits, expense was up 9% from 1995. Consumer and Corporate Banking adjusted expense in the emerging markets increased 19%, while adjusted expense in the developed markets was up 4% from 1995. Total operating expense for 1995 of $10.3 billion was up $846 million or 8% from 1994. Excluding net OREO benefits, 1995 expense was up 9% from 1994. Total operating expense for 1996 was favorably impacted by the foreign currency translation effect of the generally stronger U.S. dollar while the impact on 1995 operating expense was adverse due to the weaker U.S. dollar.

EMPLOYEE EXPENSE

Employee expense was $6.2 billion in 1996, up $518 million or 9% from 1995. The expense growth primarily reflected salary increases, higher staff levels associated with business expansion to grow the franchise in both the Consumer and Corporate Banking businesses in the emerging markets, and higher performance-based compensation. Staff levels of 89,400 at December 31, 1996 were up 4,100 (3,000 in the emerging markets) from year-ago levels.

     Employee expense for 1995 of $5.7 billion was up $561 million or 11% from 1994, also reflecting business expansion and higher performance-based compensation.

     The cost of performance-based options is recognized over the period to estimated vesting dates and in full for options that have vested, by a charge to expense with an offsetting increase in common stockholders' equity. The recognition of expense associated with these options is reviewed at the end of each quarter and is accelerated if stock price movements are indicative that more rapid vesting is probable. In the fourth quarter 1996, $55 million of additional expense was recognized to reflect the vesting of options with a target price of $100 and an acceleration for options with a target price of $115. If the stock price continues to exceed anticipated levels as it has in the first quarter of 1997 through the date of this filing (February 25, 1997), the remaining expense associated with the $115 options will be accelerated, and Citicorp will recognize approximately $60 million of expense in excess of what would have been recognized in that quarter had no accelerations occurred.

NET PREMISES AND EQUIPMENT EXPENSE

Net premises and equipment expense was $1.8 billion in 1996, up $145 million or 9% from 1995. The increase primarily resulted from growth in the emerging markets businesses and the upgrading of 330 branches during the last three years to the Citibanking standard.

Similarly, 1995 net premises and equipment expense was up $115 million or 7% from 1994.

OTHER EXPENSE

Other expense was $4.1 billion in 1996, up $432 million or 12% from 1995. The increase primarily reflected business expansion in the emerging markets, investment in operational and technological infrastructure to improve the delivery of products and customer service through various electronic systems, and reengineering efforts such as consolidating back-office operations. The expense growth was also attributed to higher volumes and account growth in the Cards, Citibanking, and transaction services businesses, and increased collection efforts in the Cards business, as well as lower Corporate Banking net OREO benefits.

     Other expense for 1995 of $3.7 billion was up $170 million or 5% from 1994. These increases primarily reflected business expansion in the emerging markets, spending in support of account growth and higher marketing costs in the U.S. bankcard business, investment spending in the Europe bankcard business, costs associated with higher volumes in the transaction services business, and continued investment in operational and technological infrastructure. These increases were partially offset by lower net OREO costs.

     Citicorp, like other companies, is in the process of assessing and repairing its computer applications to ensure their functionality with respect to the "year 2000" millennium change. At present, Citicorp does not anticipate that material incremental costs will be incurred in any single future year.

INCOME TAXES

Income tax expense for 1996 was $2.3 billion, compared with $2.1 billion in 1995, and $1.2 billion in 1994, representing effective tax rates of 38% in both 1996 and 1995, and 26% in 1994. Income tax expense and the related effective tax rates for each of these periods reflected the recognition of deferred tax benefits of $56 million, $40 million, and $629 million, respectively. See Note 9 to the consolidated financial statements for further details.

IMPACT OF CREDIT CARD RECEIVABLES SECURITIZATION

The securitization of credit card receivables does not affect the earnings reported for each period. Gains on these sales are recorded monthly as realized over the term of each securitization transaction, which range up to 12 years. The revolving nature of the receivables sold and the monthly recognition of gains result in a pattern of gain recognition that is similar to the pattern that would be experienced if the receivables had not been sold. However, because securitization changes Citicorp's involvement from that of a lender to that of a loan servicer, it removes the receivables from Citicorp's balance sheet and affects the manner in which the revenue is reported in the income statement. For securitized receivables, amounts that would otherwise be reported as net interest revenue, as fee and commission revenue, and as credit losses on loans are instead reported as fee and commission revenue (for servicing fees) and as other revenue (for the remaining cash flows to which Citicorp is entitled, net of credit losses). Because credit losses are a component of these cash flows, Citicorp's revenues over the terms of these transactions may vary depending upon the credit performance of the securitized receivables. However, Citicorp's exposure to credit losses on the securitized receivables is contractually limited to these cash flows.

     During 1996, $5.3 billion of U.S. credit card receivables were sold, compared with $8.9 billion and $3.5 billion during 1995 and 1994, respectively. The total credit card receivables securitized, net of amortization as of December 31, 1996, were $25.2 billion, compared with $25.5 billion and $21.3 billion as of December 31, 1995 and 1994, respectively. The following table shows the net effects of securitization by showing the increase (decrease) in the reported consolidated statement of income line items, average balance sheet, return on assets, net interest margin, and consumer net credit loss ratio.

In Millions of Dollars                          1996         1995         1994
------------------------------------------------------------------------------
Net Interest Revenue                         $(2,448)     $(2,010)     $(2,049)
Fee and Commission Revenue                       149          105          160
Other Revenue                                    907          988          955
Provision for Credit Losses                   (1,392)        (917)        (934)
                                             -------      -------      -------
Net Income Impact of Securitization          $     0      $     0      $     0
---------------------------------------------=================================
Average Assets (In Billions)                 $   (26)     $   (24)     $   (23)
Return on Assets                                0.12%        0.11%        0.11%
Net Interest Margin                            (0.47)       (0.38)       (0.45)
Consumer Net Credit Loss Ratio                 (0.73)       (0.44)       (0.52)
------------------------------------------------------------------------------

     The effect of securitization on net interest revenue and the provision for credit losses in 1996 compared with 1995 reflected wider spreads and higher loss ratios, while the effect in 1995 compared with 1994 reflected tighter spreads and lower loss ratios.

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

     The management of Citicorp is also responsible for establishing and maintaining an effective internal control structure and procedures for financial reporting and safeguarding of assets. There are inherent limitations in the effectiveness of any system of internal control, and accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Management assessed Citicorp's internal control structure and procedures for financial reporting and safeguarding of assets as of December 31, 1996, based on recognized criteria for effective internal control. Based on this assessment, management believes that Citicorp maintained an effective internal control structure and procedures for financial reporting and safeguarding of assets as of December 31, 1996.

     The accounting policies and internal control structure are under the general oversight of the Citicorp and Citibank Boards of Directors, acting through the Audit Committees described on page 87. The committees are composed entirely of directors who are not officers or employees of Citicorp. The Chief Auditor of Citicorp and the Managing Director of Business Risk Review, who report directly to the Board of Directors, conduct an extensive program of audits and business risk reviews worldwide. In addition, KPMG Peat Marwick LLP, independent auditors, are engaged to audit our financial statements.

     KPMG Peat Marwick LLP obtain and maintain an understanding of Citicorp's internal control structure and procedures for financial reporting and conduct such tests and other auditing procedures as they consider necessary in the circumstances to express the opinion in their report that follows. KPMG Peat Marwick LLP have free access to the Audit Committees, with no members of management present, to discuss their audit and their findings as to the integrity of Citicorp's financial reporting and the adequacy of the internal control structure described above.

/s/ John S. Reed

John S. Reed
Chairman

/s/ Thomas E. Jones

Thomas E. Jones
Executive Vice President

REPORT OF INDEPENDENT AUDITORS

KPMG Peat Marwick LLP

Certified Public Accountants

The Board of Directors and Stockholders of Citicorp:

We have audited the accompanying consolidated balance sheets of Citicorp and subsidiaries as of December 31, 1996 and 1995, the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, and the related consolidated balance sheets of Citibank, N.A. and subsidiaries as of December 31, 1996 and 1995. These financial statements are the responsibility of Citicorp management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citicorp and subsidiaries as of December 31, 1996 and 1995, the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, and the financial position of Citibank, N.A. and subsidiaries as of December 31, 1996 and 1995 in conformity with generally accepted accounting principles.

     As discussed in the statement of accounting policies and notes to the consolidated financial statements, Citicorp and Citibank adopted Statement of Financial Accounting Standards Nos. 112 and 115 in 1994.

/s/ KPMG Peat Marwick LLP

New York, New York
January 21, 1997

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME                       Citicorp and Subsidiaries

In Millions of Dollars Except Per Share Amounts       1996      1995       1994
-------------------------------------------------------------------------------
INTEREST REVENUE
Interest and Fees on Loans                         $18,509   $17,808   $ 16,241
Interest on Deposits with Banks                        858       770        895
Interest on Federal Funds Sold
   and Securities Purchased
   Under Resale Agreements                             902     1,056      3,318
Interest and Dividends on
   Securities (Note 1)                               1,770     1,544      1,266
Interest on Trading Account Assets                   1,310     1,785      2,093
                                                   -------   -------   --------
                                                    23,349    22,963     23,813
                                                   -------   -------   --------
INTEREST EXPENSE
Interest on Deposits                                 8,974     8,902      8,996
Interest on Trading Account
   Liabilities                                         313       300        267
Interest on Purchased Funds
   and Other Borrowings (Note 1)                     1,775     2,379      3,939
Interest on Long-Term Debt (Note 1)                  1,347     1,431      1,700
                                                   -------   -------   --------
                                                    12,409    13,012     14,902
                                                   -------   -------   --------
NET INTEREST REVENUE                                10,940     9,951      8,911
                                                   -------   -------   --------
PROVISION FOR CREDIT LOSSES (NOTE 1)                 1,926     1,991      1,881
                                                   -------   -------   --------
NET INTEREST REVENUE AFTER
   PROVISION FOR CREDIT LOSSES                       9,014     7,960      7,030
                                                   -------   -------   --------
FEES, COMMISSIONS, AND OTHER REVENUE
Fees and Commissions (Note 7)                        5,469     5,165      5,155
Foreign Exchange                                       864     1,053        573
Trading Account                                        637       559        158
Securities Transactions (Notes 1 and 9)                210       132        200
Other Revenue                                        2,076     1,818      1,751
                                                   -------   -------   --------
                                                     9,256     8,727      7,837
                                                   -------   -------   --------
OPERATING EXPENSE
Salaries                                             4,880     4,445      4,029
Employee Benefits (Note 8)                           1,364     1,281      1,136
                                                   -------   -------   --------
   Total Employee Expense                            6,244     5,726      5,165
Net Premises and Equipment
   Expense (Notes 2 and 12)                          1,843     1,698      1,583
Other Expense                                        4,110     3,678      3,508
                                                   -------   -------   --------
                                                    12,197    11,102     10,256
                                                   -------   -------   --------
INCOME BEFORE TAXES AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE                        6,073     5,585      4,611
INCOME TAXES (NOTE 9)                                2,285     2,121      1,189
                                                   -------   -------   --------
INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                              3,788     3,464      3,422
Cumulative Effect of Accounting Change--
   Employers' Accounting for
   Postemployment Benefits (Note 8)                     --        --        (56)
                                                   -------   -------   --------
NET INCOME                                         $ 3,788   $ 3,464   $  3,366
---------------------------------------------------============================

INCOME APPLICABLE TO COMMON STOCK                  $ 3,631   $ 3,126   $  3,010
                                                   -------   -------   --------
EARNINGS PER SHARE (NOTE 10)
ON COMMON AND COMMON EQUIVALENT SHARES
Income Before Cumulative Effect
  of Accounting Change                             $  7.50   $  7.21   $   7.15
Cumulative Effect of Accounting Change                  --        --      (0.12)
                                                   -------   -------   --------
NET INCOME                                         $  7.50   $  7.21   $   7.03
                                                   -------   -------   --------
ASSUMING FULL DILUTION
Income Before Cumulative Effect of
   Accounting Change                               $  7.42   $  6.48   $   6.40
Cumulative Effect of Accounting Change                  --        --      (0.11)
                                                   -------   -------   --------
NET INCOME                                         $  7.42   $  6.48   $   6.29
---------------------------------------------------============================

Accounting policies and explanatory notes on pages 55 through 74 form an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET                             Citicorp and Subsidiaries

In Millions of Dollars                DECEMBER 31, 1996   December 31, 1995
--------------------------------------------------------------------------------
ASSETS
Cash and Due from Banks                       $   6,905           $   5,723
Deposits at Interest with Banks                  11,648               9,028
Securities, at Fair Value (Note 1)
   Available for Sale                            26,062              18,213
   Venture Capital                                2,124               1,854
Trading Account Assets (Note 1)                  30,785              32,093
Federal Funds Sold and Securities
   Purchased Under Resale Agreements             11,133               8,113
Loans, Net (Note 1)
   Consumer                                     111,847             105,643
   Commercial                                    62,765              59,999
                                              ---------           ---------
   Loans, Net of Unearned Income                174,612             165,642
   Allowance for Credit Losses                   (5,503)             (5,368)
                                              ---------           ---------
      Total Loans, Net                          169,109             160,274
Customers' Acceptance Liability                   2,077               1,542
Premises and Equipment, Net (Note 2)              4,667               4,339
Interest and Fees Receivable                      3,068               2,914
Other Assets (Notes 1, 3, 8, and 9)              13,440              12,760
                                              ---------           ---------
TOTAL                                         $ 281,018           $ 256,853
----------------------------------------------==================================
LIABILITIES
Non-Interest-Bearing Deposits
   in U.S. Offices                            $  14,867           $  13,388
Interest-Bearing Deposits
   in U.S. Offices                               40,254              36,700
Non-Interest-Bearing Deposits in
   Offices Outside the U.S.                       9,891               8,164
Interest-Bearing Deposits
   in Offices Outside the U.S.                  119,943             108,879
                                              ---------           ---------
   Total Deposits                               184,955             167,131
Trading Account Liabilities (Note 1)             22,003              18,274
Purchased Funds and Other
   Borrowings (Note 1)                           18,191              16,334
Acceptances Outstanding                           2,104               1,559
Accrued Taxes and Other Expense (Note 9)          5,992               5,719
Other Liabilities (Note 8)                        8,201               9,767
Long-Term Debt (Note 1)                          18,850              18,488

STOCKHOLDERS' EQUITY
Preferred Stock (Without
   par value) (Note 4)                            2,078               3,071
Common Stock ($1.00
   par value) (Note 5)                              506                 461
   Issued Shares: 506,298,235 in 1996
     and 461,319,265 in 1995
Surplus                                           6,595               5,702
Retained Earnings                                14,303              12,190
Net Unrealized Gains--Securities
   Available for Sale (Note 1)                      676                 132
Foreign Currency Translation                       (486)               (437)
Common Stock in Treasury, at Cost                (2,950)             (1,538)
   Shares: 43,081,217 in 1996 and
      34,030,205 in 1995
                                              ---------           ---------
      Total Stockholders' Equity                 20,722              19,581
                                              ---------           ---------
TOTAL                                         $ 281,018           $ 256,853
----------------------------------------------==================================

Accounting policies and explanatory notes on pages 55 through 74 form an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                       Citicorp and Subsidiaries

In Millions of Dollars                                           1996        1995        1994
---------------------------------------------------------------------------------------------
PREFERRED STOCK (NOTE 4)
Balance at Beginning of Year                                 $  3,071    $  4,187    $  3,887
   Issuance of Stock                                               --         400         400
   Conversion of Convertible Preferred Stock, Series 12          (590)         --          --
   Conversions of Convertible Preferred Stock, Series 13         (403)       (257)         --
   Redemptions of Conversion Preferred Stock, Series 15            --      (1,134)         --
   Redemption and Retirement of Other Preferred Stock              --        (125)       (100)
                                                             --------    --------    --------
BALANCE AT END OF YEAR                                       $  2,078    $  3,071    $  4,187
-------------------------------------------------------------================================
COMMON STOCK ($1.00 PAR VALUE) (NOTE 5)
Balance at Beginning of Year--Shares: 461,319,265 in 1996,
   420,589,459 in 1995, and 412,017,300 in 1994              $    461    $    421    $    412
   Issuance of 36,875,000 Shares on Conversion of
     Convertible Preferred Stock, Series 12                        37          --          --
   Issuance of 6,535,926 Shares on Conversions of
      Convertible Preferred Stock, Series 13                       --           6          --
   Issuance of 21,146,076 Shares on Redemptions of
      Conversion Preferred Stock, Series 15                        --          21          --
   Issuance of Stock under Dividend Reinvestment
      and Common Stock Purchase Plan
      Shares: 7,882 in 1996, 1,138,166 in 1995,
      and 1,214,058 in 1994                                        --           1           1
   Issuance of Stock under Employee Benefit Plans (Note 8)
      Shares: 8,096,088 in 1996, 11,909,638 in 1995,
      and 7,358,101 in 1994                                         8          12           8
                                                             --------    --------    --------
BALANCE AT END OF YEAR--Shares: 506,298,235 in 1996,
   461,319,265 in 1995, and 420,589,459 in 1994              $    506    $    461    $    421
-------------------------------------------------------------================================
SURPLUS
Balance at Beginning of Year                                 $  5,702    $  4,194    $  3,898
   Issuance of Stock on Conversion of
      Convertible Preferred Stock, Series 12                      553          --          --
   Issuance of Stock on Conversions of
      Convertible Preferred Stock, Series 13                       --         115          --
   Issuance of Stock on Redemptions of
      Conversion Preferred Stock, Series 15                        --         855          --
   Issuance of Stock under Dividend
      Reinvestment and Common Stock Purchase Plan                  12          53          49
   Issuance of Stock under Employee Benefit
      Plans and Related Tax Benefits (Notes 8 and 9)              209         405         202
   Amortization Related to Employee Benefit Plans (Note 8)        119          96          57
   Preferred Stock Issuance Cost                                   --         (10)        (12)
   Other                                                           --          (6)         --
                                                             --------    --------    --------
BALANCE AT END OF YEAR                                       $  6,595    $  5,702    $  4,194
-------------------------------------------------------------================================
RETAINED EARNINGS
Balance at Beginning of Year                                 $ 12,190    $  9,561    $  6,729
   Net Income                                                   3,788       3,464       3,366
   Cash Dividends Declared--Common (Note 5)                      (850)       (492)       (176)
   Cash Dividends Declared--Preferred (Note 4)                   (162)       (343)       (358)
   Adjustment for Treasury Shares Issued on
      Conversions of Convertible
      Preferred Stock, Series 13                                 (663)         --          --
                                                             --------    --------    --------
BALANCE AT END OF YEAR                                       $ 14,303    $ 12,190    $  9,561
-------------------------------------------------------------================================
NET UNREALIZED GAINS--SECURITIES
      AVAILABLE FOR SALE (NOTE 1)
Balance at Beginning of Year                                 $    132    $    278    $     --
   Net Unrealized Gains Upon Adoption of SFAS No. 115              --          --         365
   Effect of Transfer from Securities Held to
      Maturity to Securities Available for Sale                    --        (260)         --
   Change in Net Unrealized Gains--Securities
      Available for Sale                                          544         114         (87)
                                                             --------    --------    --------
BALANCE AT END OF YEAR                                       $    676    $    132    $    278
-------------------------------------------------------------================================
FOREIGN CURRENCY TRANSLATION
Balance at Beginning of Year                                 $   (437)   $   (471)   $   (580)
   Change in Foreign Currency Translation                         (49)         34         109
                                                             --------    --------    --------
BALANCE AT END OF YEAR                                       $   (486)   $   (437)   $   (471)
-------------------------------------------------------------================================
COMMON STOCK IN TREASURY, AT COST
Balance at Beginning of Year--Shares: 34,030,205
   in 1996, 25,508,610 in 1995, and 25,527,133 in 1994       $ (1,538)   $   (401)   $   (393)
   Repurchase of 36,121,889 Shares in 1996 and
      23,060,373 Shares in 1995                                (3,075)     (1,526)         --
   Delivery of 22,077,369 Shares in 1996 and
      7,550,978 Shares in 1995 on Conversions
      of Convertible Preferred Stock, Series 13                 1,066         136          --
   Delivery of 6,399,064 Shares on Redemptions of
      Conversion Preferred Stock, Series 15                        --         258          --
   Other Transactions, including issuances
      under Employee Benfit Plans (Note 8)
      Shares: 4,993,508 in 1996, (588,736) in
      1995, and (18,523) in 1994                                  597          (5)         (8)
                                                             --------    --------    --------
BALANCE AT END OF YEAR--Shares: 43,081,217 in
   1996, 34,030,205 in 1995, and 25,508,610 in 1994          $ (2,950)   $ (1,538)   $   (401)
-------------------------------------------------------------================================
TOTAL STOCKHOLDERS' EQUITY
Balance at Beginning of Year                                 $ 19,581    $ 17,769    $ 13,953
   Changes During the Year, Net                                 1,141       1,812       3,816
                                                             --------    --------    --------
BALANCE AT END OF YEAR                                       $ 20,722    $ 19,581    $ 17,769
-------------------------------------------------------------================================

Accounting policies and explanatory notes on pages 55 through 74 form an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS                   Citicorp and Subsidiaries

In Millions of Dollars                                        1996         1995         1994
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                               $   3,788    $   3,464    $   3,366
                                                         ---------    ---------    ---------
Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
      Provision for Credit Losses                            1,926        1,991        1,881
      Depreciation and Amortization of
        Premises and Equipment                                 706          636          571
      Amortization of Goodwill                                  46           49           47
      Provision for Deferred Taxes                             425          (70)        (299)
      Cumulative Effects of Accounting Change                   --           --           56
      Venture Capital Activity                                (270)         155         (520)
      Net Gain on Sale of Securities                          (210)        (132)        (200)
      Net (Gain) Loss on the Sale of
        Subsidiaries and Affiliates                           (249)           6          (12)
      Changes in Accruals and Other, Net                    (2,355)       2,381       (3,159)
      Net Decrease (Increase) in Trading
        Account Assets                                       1,308        6,782      (15,092)
      Net Increase (Decrease) in Trading
        Account Liabilities                                  3,729       (4,108)      16,904
                                                         ---------    ---------    ---------
Total Adjustments                                            5,056        7,690          177
                                                         ---------    ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    8,844       11,154        3,543
                                                         ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Net Increase in Deposits at Interest with Banks             (2,620)      (2,166)        (113)
Securities--Available for Sale
   Purchases                                               (39,743)     (21,198)     (20,422)
   Proceeds from Sales                                      16,145        9,495       10,928
   Maturities                                               16,662       11,853        7,185
Securities--Held to Maturity
   Purchases                                                    --       (6,852)      (9,645)
   Maturities                                                   --        7,149       11,722
Net (Increase) Decrease in Federal Funds
   Sold and Securities Purchased Under
   Resale Agreements                                        (3,020)      (1,118)         344
Net Increase in Loans                                     (120,950)    (107,853)    (108,473)
Proceeds from Sales of Loans and
   Credit Card Receivables                                 109,621       92,884       90,184
Capital Expenditures on Premises
   and Equipment                                            (1,392)      (1,189)        (941)
Proceeds from Sales of Premises and Equipment,
   Subsidiaries and Affiliates, and Other Real
   Estate Owned ("OREO")                                     1,360        1,468        2,393
                                                         ---------    ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES                      (23,937)     (17,527)     (16,838)
                                                         ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits                                    17,824       11,405       10,637
Net Increase (Decrease) in Federal Funds Purchased and
Securities Sold Under Repurchase Agreements                  2,092       (4,193)       2,448
Proceeds from Issuance of Commercial Paper
   and Funds Borrowed with Original
   Maturities of Less Than One Year                        643,922      514,298      402,773
Repayment of Commercial Paper and Funds Borrowed
   with Original Maturities of Less Than One Year         (644,235)    (514,656)    (400,471)
Proceeds from Issuance of Long-Term Debt                     4,627        4,669        4,576
Repayment of Long-Term Debt                                 (4,241)      (4,150)      (5,039)
Proceeds from Issuance of Preferred Stock                       --          390          388
Redemption of Preferred Stock                                   --         (125)        (100)
Proceeds from Issuance of Common Stock                         537          416          226
Treasury Stock Transactions                                 (3,069)      (1,531)          (5)
Dividends Paid                                              (1,012)        (835)        (533)
                                                         ---------    ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   16,445        5,688       14,900
                                                         ---------    ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND DUE FROM BANKS                                         (170)         (62)          29
                                                         ---------    ---------    ---------
Net Increase (Decrease) in Cash and Due from Banks           1,182         (747)       1,634
Cash and Due from Banks at Beginning of Year                 5,723        6,470        4,836
                                                         ---------    ---------    ---------
CASH AND DUE FROM BANKS AT END OF YEAR                   $   6,905    $   5,723    $   6,470
---------------------------------------------------------===================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for:
   Interest                                              $  11,373    $  12,037    $  12,977
   Income Taxes                                              1,888        1,723        1,522
NON-CASH INVESTING ACTIVITIES
Transfers from Loans to OREO and
   Assets Pending Disposition                                  632          730        1,152
--------------------------------------------------------------------------------------------

Accounting policies and explanatory notes on pages 55 through 74 form an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET                       Citibank, N.A. and Subsidiaries

In Millions of Dollars                         DECEMBER 31, 1996   December 31, 1995
------------------------------------------------------------------------------------
ASSETS
Cash and Due from Banks                                $   5,947           $   4,842
Deposits at Interest with Banks                           12,822               9,256
Securities, at Fair Value
   Available for Sale                                     21,784              14,256
   Venture Capital                                         1,774               1,457
Trading Account Assets                                    27,259              28,407
Federal Funds Sold and Securities
   Purchased Under Resale Agreements                       8,181               6,676
Loans (Net of unearned income of $1,030
   in 1996 and $1,122 in 1995)                           143,984             136,693
   Less: Allowance for Credit Losses                      (4,382)             (4,403)
                                                       ---------           ---------
      Loans, Net                                         139,602             132,290
Customers' Acceptance Liability                            2,077               1,542
Premises and Equipment, Net                                3,538               3,386
Interest and Fees Receivable                               2,121               1,940
Other Assets                                               8,134               7,422
                                                       ---------           ---------
TOTAL                                                  $ 233,239           $ 211,474
-------------------------------------------------------=============================
LIABILITIES
Non-Interest-Bearing Deposits in U.S. Offices          $  12,826           $  10,959
Interest-Bearing Deposits in U.S. Offices                 23,977              22,676
Non-Interest-Bearing Deposits in
   Offices Outside the U.S.                                9,605               7,955
Interest-Bearing Deposits in
   Offices Outside the U.S.                              118,228             108,018
                                                       ---------           ---------
      Total Deposits                                     164,636             149,608
Trading Account Liabilities                               20,795              17,544
Purchased Funds and Other Borrowings                      12,334              10,106
Acceptances Outstanding                                    2,104               1,559
Accrued Taxes and Other Expense                            3,588               3,263
Other Liabilities                                          4,104               5,300
Long-Term Debt and Subordinated Notes                      9,380               9,128

STOCKHOLDER'S EQUITY (NOTE 14)
Capital Stock ($20.00 par value)                             751                 751
   Outstanding Shares: 37,534,553
   in 1996 and 1995
Surplus                                                    7,120               6,744
Retained Earnings                                          8,426               7,972
Net Unrealized Gains--Securities
   Available for Sale                                        588                  55
Foreign Currency Translation                                (587)               (556)
                                                       ---------           ---------
      Total Stockholder's Equity                          16,298              14,966
                                                       ---------           ---------
TOTAL                                                  $ 233,239           $ 211,474
-------------------------------------------------------=============================

Accounting policies and explanatory notes on pages 55 through 74 form an integral part of the financial statements.

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

     Trading account activities also include derivative and foreign exchange products. Derivative trading positions are carried at fair value, with realized and unrealized gains and losses included in trading account revenue. Foreign exchange trading positions are valued at prevailing market rates on a present value basis, and the resulting gains and losses are included in foreign exchange revenue. For other than short-term derivative and foreign exchange contracts, Citicorp defers, at the inception of each contract, an appropriate portion of the initial market value attributable to ongoing costs, such as servicing and credit considerations, and amortizes this amount into trading account or foreign exchange revenue over the life of the contract.

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

     The foregoing criteria are applied on a decentralized basis, consistent with the level at which market risk is managed, but are subject to various limits and controls. If a contract is later found to be ineffective, it no longer qualifies as an end-user position and any excess gains and losses attributable to such ineffectiveness as well as subsequent changes in fair value are recognized in earnings.

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

     The commercial loan category represents loans managed by Citicorp's Corporate Banking businesses. Commercial loans are identified as impaired and placed on a cash (nonaccrual) basis when it is determined that the payment of interest or principal is doubtful of collection, or when interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection. Any interest accrued is reversed and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt regarding the ultimate collectibility of principal, all cash receipts are thereafter applied to reduce the recorded investment in the loan. Impaired commercial loans are written down to the extent that principal is judged to be uncollectible and, in the case of impaired collateral-dependent loans where repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment, are written down to the lower of cost or collateral value. Cash-basis loans are returned to an accrual status when all contractual principal and interest amounts are reasonably assured of repayment and there is a sustained period of repayment performance in accordance with the contractual terms.

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

ALLOWANCE FOR CREDIT LOSSES

Additions to the allowance are made by means of the provision for credit losses charged to expense. Credit losses are deducted from the allowance, and subsequent recoveries are added. Securities received in exchange for loan claims in debt restructurings are initially recorded at fair value, with any gain or loss reflected as a recovery or charge-off to the allowance, and are subsequently accounted for in accordance with SFAS No. 115. The amount of the provision is determined based on management's assessment of actual past and expected future net credit losses, business and economic conditions, the character, quality and performance of the portfolios, and other pertinent indicators. This evaluation encompasses all lending activities and also includes an assessment of the ability of borrowers with foreign currency obligations to obtain the foreign exchange necessary for orderly debt servicing. The resulting allowance is deemed adequate to absorb all credit losses inherent in the portfolio.

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

EMPLOYEE BENEFITS

Employee benefits expense includes prior and current service costs of pension and other postretirement benefit plans, which are accrued on a current basis, contributions and unrestricted awards under other employee plans, the amortization of restricted stock awards, and costs of other employee benefits. Citicorp adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1994 (see Note 8). There are no charges to earnings upon the grant or exercise of fixed stock options or the subscription for or purchase of stock under stock purchase agreements. Compensation expense related to performance-based stock options is recorded over the period to the estimated vesting dates. Citicorp's accounting for its stock-based employee compensation plans is unaffected by SFAS No. 123, "Accounting for Stock-Based Compensation," which became effective in 1996 (see Note 8).

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

     The dilutive effects of stock options and stock purchase agreements are computed using the treasury-stock method and included in the computation as common equivalent shares. Tandem options, granted prior to 1988 giving the employee the alternative to purchase either unrestricted common stock or book value shares at fixed prices (see Notes 5 and 10), are included in the computation based on the economically preferable alternative to the employee, using the treasury-stock method if unrestricted common shares and the two-class method if book value shares. Under the two-class method, book value shares under option are added to the number of shares used in the computation, but only as to the undistributed portion of earnings.

     Prior to redemption or conversion into common shares, Conversion Preferred Stock, Series 15 is included in the computation as common equivalent shares and convertible preferred stock is included in the fully diluted computation, using the if-converted method, if dilutive. Shares deliverable under forward purchase contracts on Citicorp common stock (see Note 5) are included in common equivalent shares to the extent that the forward price exceeds the market price of the common stock as of the reporting date. Shares receivable by Citicorp under forward contracts are not deducted from the number of shares used in the computation until the final number of shares to be received has been determined.

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

A. FINANCIAL ASSETS AND LIABILITIES

LOANS

In Millions of Dollars at Year-End                          1996           1995
-------------------------------------------------------------------------------
CONSUMER
IN U.S. OFFICES
Mortgage and Real Estate(1)(2)(3)                      $  23,421      $  22,604
Installment, Revolving Credit, and Other                  36,285         32,429
                                                       ---------      ---------
                                                          59,706         55,033
-------------------------------------------------------------------------------
IN OFFICES OUTSIDE THE U.S.
Mortgage and Real Estate(1)(4)                            18,379         18,240
Installment, Revolving Credit, and Other                  33,905         32,521
Lease Financing                                              754            765
                                                       ---------      ---------
                                                          53,038         51,526
-------------------------------------------------------------------------------
                                                         112,744        106,559
Unearned Income                                             (897)          (916)
                                                       ---------      ---------
CONSUMER LOANS--NET OF UNEARNED INCOME                 $ 111,847      $ 105,643
-------------------------------------------------------========================
COMMERCIAL
IN U.S. OFFICES
Commercial and Industrial(5)                           $   8,747      $   9,509
Mortgage and Real Estate(1)                                2,977          4,681
Loans to Financial Institutions                            1,035            365
Lease Financing                                            3,017          3,239
                                                       ---------      ---------
                                                          15,776         17,794
-------------------------------------------------------------------------------
IN OFFICES OUTSIDE THE U.S.
Commercial and Industrial(5)                              36,901         32,966
Mortgage and Real Estate(1)                                1,815          1,901
Loans to Financial Institutions                            4,837          4,229
Governments and Official Institutions                      2,252          2,180
Lease Financing                                            1,294          1,098
                                                       ---------      ---------
                                                          47,099         42,374
-------------------------------------------------------------------------------
                                                          62,875         60,168
Unearned Income                                             (110)          (169)
                                                       ---------      ---------
COMMERCIAL LOANS--NET OF UNEARNED INCOME               $  62,765      $  59,999
-------------------------------------------------------========================

(1) Loans secured primarily by real estate.

(2) Includes $3.8 billion in 1996 and 1995 of commercial real estate loans related to community banking and private banking activities.

(3) Includes $1.1 billion in 1996 and $3.0 billion in 1995 of residential mortgage loans held for sale and carried at the lower of aggregate cost or market value.

(4) Includes $2.7 billion in 1996 and $2.5 billion in 1995 of loans secured by commercial real estate.

(5) Includes loans not otherwise separately categorized.

CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES

In Millions of Dollars                                 1996      1995      1994
-------------------------------------------------------------------------------
Balance at Beginning of Year                        $ 5,368   $ 5,155   $ 4,379
ADDITIONS
Provision for Credit Losses                           1,926     1,991     1,881
DEDUCTIONS
Consumer Credit Losses                                2,172     1,962     1,714
Consumer Credit Recoveries                             (444)     (418)     (361)
                                                    -------   -------   -------
  Net Consumer Credit Losses                          1,728     1,544     1,353

Commercial Credit Losses                                266       376       369
Commercial Credit Recoveries(1)                        (268)     (228)     (578)
                                                    -------   -------   -------
  Net Commercial Credit (Recoveries) Losses              (2)      148      (209)
Other--Net(2)                                           (65)      (86)       39
                                                    -------   -------   -------
BALANCE AT END OF YEAR                              $ 5,503   $ 5,368   $ 5,155
----------------------------------------------------===========================

(1) Includes $318 million in 1994 resulting from the exchange of Brazil outstandings for marketable securities, pursuant to the refinancing agreement completed in 1994.

(2) Includes net transfers (to) from the reserve for sold Consumer portfolios and foreign currency translation effects.

     The following table presents information about impaired loans. Impaired loans are those on which Citicorp believes it is not probable that it will be able to collect all amounts due according to the contractual terms of the loan, excluding smaller-balance homogeneous loans that are evaluated collectively for impairment, and are carried on a cash basis:

In Millions of Dollars at Year-End                              1996        1995
--------------------------------------------------------------------------------
Impaired Commercial Loans                                     $  868      $1,512
Other Impaired Loans(1)                                          360         424
                                                              ------      ------
Total Impaired Loans(2)                                       $1,228      $1,936
--------------------------------------------------------------------------------
Impaired Loans with Valuation Allowances                      $  186      $  175
Total Valuation Allowances(3)                                     32          36
--------------------------------------------------------------------------------
During the Year:
  Average Balance of Impaired Loans                           $1,657      $2,178
  Interest Income Recognized on Impaired Loans                   116         112
--------------------------------------------------------------------------------
(1) Primarily commercial real estate loans related to community and private banking activities.

(2) At year-end 1996, approximately 44% of these loans were measured for impairment using the fair value of the collateral, with the remaining 56% measured using the present value of the expected future cash flows, discounted at the loan's effective interest rate, compared with approximately 58% and 42%, respectively, at year-end 1995.

(3) Included in the overall allowance for credit losses.


SECURITIES                                                                   1996                                          1995
                                      -------------------------------------------   -------------------------------------------
                                                      Gross       Gross                             Gross      Gross
                                      Amortized  Unrealized  Unrealized      Fair   Amortized  Unrealized  Unrealized      Fair
In Millions of Dollars at Year-End         Cost       Gains      Losses     Value        Cost       Gains      Losses     Value
-------------------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
U.S. Treasury and Federal Agency        $ 4,048      $   46        $  5   $ 4,089     $ 4,285        $ 62     $     2   $ 4,345
State and Municipal                       2,327         133          55     2,405       1,611         101          81     1,631
Foreign Government                       14,056       1,062         180    14,938       8,507         396         460     8,443
U.S. Corporate                            1,586          67          65     1,588       1,169         126          74     1,221
Other Debt Securities                     1,129          11          11     1,129       1,112          11           4     1,119
Equity Securities(1)                      1,870         119          76     1,913       1,345         133          24     1,454
                                        -------      ------        ----   ------      -------        ----     -------   -------
                                        $25,016      $1,438        $392   $26,062     $18,029        $829     $   645   $18,213
----------------------------------------=======================================================================================
VENTURE CAPITAL                                                           $ 2,124                                        $1,854
-------------------------------------------------------------------------------------------------------------------------------
Securities Available for Sale Include:
  Mortgage-Backed Securities            $ 1,064           7           3   $ 1,068     $ 1,290           8           1   $ 1,297
  Government of Brazil Brady Bonds        1,463         872          --     2,335       1,485         341          --     1,826
  Government of Venezuela Brady Bonds       563          --          81       482         563          --         249       314
-------------------------------------------------------------------------------------------------------------------------------

(1) Includes non-marketable equity securities carried at cost and the cost is reported in both the amortized cost and fair value columns. The amortized cost of non-marketable equity securities was $896 million and $860 million, and the estimated fair value was $929 million and $898 million at December 31, 1996 and 1995, respectively.

Not included in the table above are securities available for sale held by unconsolidated affiliates carried on the equity method of accounting. At December 31, 1996 and 1995, the gross unrealized gains related to these securities were $9 million and $22 million, respectively, and gross unrealized losses were $4 million and $2 million, respectively, and are included in the net unrealized gains--securities available for sale component of stockholders' equity, net of applicable taxes.

     The accompanying table shows components of interest and dividends on securities, net gains from sales of securities available for sale, and net gains on investments held by venture capital subsidiaries.

In Millions of Dollars                                      1996    1995    1994
--------------------------------------------------------------------------------
Taxable Interest                                          $1,600  $1,391  $1,143
Interest Exempt from U.S. Federal Income Tax                  87      89      74
Dividends                                                     83      64      49
--------------------------------------------------------------------------------
Gross Realized Securities Gains                           $  261  $  177  $  259
Gross Realized Securities Losses                              51      45      59
--------------------------------------------------------------------------------
Net Realized and Unrealized Venture Capital Gains         $  450  $  390  $  365
  Which Included:
    Gross Unrealized Gains                                   416     487     526
    Gross Unrealized Losses                                  150     300     189
--------------------------------------------------------------------------------

     The following table presents the amortized cost, fair value, and average yield on amortized cost of debt securities available for sale by contractual maturity dates as of December 31, 1996:

                                                Amortized        Fair
In Millions of Dollars                               Cost       Value     Yield
-------------------------------------------------------------------------------
U.S. TREASURY AND FEDERAL AGENCY
Due Within 1 Year                                 $ 2,620     $ 2,618      5.30%
After 1 but Within 5 Years                            860         865      5.99
After 5 but Within 10 Years                            56          61      8.05
After 10 Years(1)                                     512         545      8.09
                                                  -------     -------
TOTAL                                             $ 4,048     $ 4,089      5.84%
--------------------------------------------------=============================
STATE AND MUNICIPAL
Due Within 1 Year                                 $     6     $     6      6.10%
After 1 but Within 5 Years                             51          49      5.29
After 5 but Within 10 Years                           553         570      5.61
After 10 Years(1)                                   1,717       1,780      6.51
                                                  -------     -------
TOTAL                                             $ 2,327     $ 2,405      6.27%
--------------------------------------------------=============================
ALL OTHER(2)
Due Within 1 Year                                 $ 7,170     $ 7,225     10.27%
After 1 but Within 5 Years                          4,058       4,073      7.80
After 5 but Within 10 Years                         1,409       1,522      7.87
After 10 Years(1)                                   4,134       4,835      8.94
                                                  -------     -------
TOTAL                                             $16,771     $17,655      9.14%
--------------------------------------------------=============================

(1) Securities with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(2) Includes foreign government, U.S. corporate, and other debt securities. Yields reflect the impact of local interest rates prevailing in countries outside the U.S.

TRADING ACCOUNT ASSETS AND LIABILITIES

In Millions of Dollars at Year-End                              1996        1995
--------------------------------------------------------------------------------
TRADING ACCOUNT ASSETS
  U.S. Treasury and Federal Agency Securities                $ 2,560     $ 3,159
  State and Municipal Securities                                 123         145
  Foreign Government, Corporate
    and Other Securities                                      10,607      12,693
  Derivative and Foreign Exchange Contracts                   17,495      16,096
                                                             -------     -------
                                                             $30,785     $32,093
-------------------------------------------------------------===================
TRADING ACCOUNT LIABILITIES
  Securities Sold, Not Yet Purchased                         $ 4,036     $ 3,696
  Derivative and Foreign Exchange Contracts                   17,967      14,578
                                                             -------     -------
                                                             $22,003     $18,274
-------------------------------------------------------------===================

The average fair value of trading account assets during 1996 was $32.5 billion, including $15.4 billion relating to derivative and foreign exchange contracts, compared with $43.6 billion and $21.8 billion, respectively, during 1995. The average fair value of trading account liabilities during 1996 was $19.9 billion, including $15.3 billion relating to derivative and foreign exchange contracts, compared with $24.7 billion and $20.6 billion, respectively, during 1995.

     Deferred revenue on derivative and foreign exchange contracts, attributable to ongoing costs such as servicing and credit considerations, totaled $310 million and $254 million at December 31, 1996 and 1995, respectively, which is reported in Other Liabilities. During the three years ended December 31, 1996 there were no material credit losses related to derivative and foreign exchange contracts. Commitments to purchase when-issued securities were $0.5 billion and $4.7 billion at December 31, 1996 and 1995, respectively.

PURCHASED FUNDS AND OTHER BORROWINGS(1)

In Millions of Dollars at Year-End                             1996         1995
--------------------------------------------------------------------------------
Federal Funds Purchased and Securities Sold
  under Repurchase Agreements                               $ 9,995      $ 7,904
Commercial Paper Issued by
  Parent Company                                                775        1,181
  The Student Loan Corporation (80% owned)                      463          452
Other Funds Borrowed                                          6,958        6,797
                                                            -------      -------
TOTAL                                                       $18,191      $16,334
------------------------------------------------------------====================

(1) Original maturities of less than one year.

LONG-TERM DEBT(1)

In Millions of Dollars at Year-End                            1996         1995
-------------------------------------------------------------------------------
                                              VARIOUS
                              VARIOUS       FLOATING-
                           FIXED-RATE            RATE
                          OBLIGATIONS(2)  OBLIGATIONS(2)     TOTAL        Total
-------------------------------------------------------------------------------
PARENT COMPANY
Due in 1996                   $    --         $    --      $    --      $ 1,661
Due in 1997                       713             936        1,649        1,416
Due in 1998                       333             909        1,242        1,708
Due in 1999                       668           1,049        1,717        1,718
Due in 2000                       382             664        1,046        1,518
Due in 2001                       628             274          902          365
Due in 2002-2006                3,300           1,246        4,546        3,724
Due in 2007-2011                1,324             115        1,439          793
Due after 2011                    400             222          622          671
                              -------         -------      -------      -------
                                7,748           5,415       13,163       13,574
                              -------         -------      -------      -------
SUBSIDIARIES(3)
Due in 1996                        --              --           --        1,148
Due in 1997                     1,083             441        1,524        1,275
Due in 1998                       985             858        1,843        1,371
Due in 1999                       655              86          741          331
Due in 2000                       216             182          398          368
Due in 2001                       248             114          362           69
Due in 2002-2006                  121             181          302          219
Due in 2007-2011                   15              60           75           44
Due after 2011                    331             111          442           89
                              -------         -------      -------      -------
                                3,654           2,033        5,687        4,914
                              -------         -------      -------      -------
TOTAL                         $11,402         $ 7,448      $18,850      $18,488
------------------------------=================================================

(1) Original maturities of one year or more. Maturity distribution is based upon contractual maturities or earlier dates at which debt is repayable at the option of the holder, due to required mandatory sinking fund payments or due to call notices issued.
(2) Based on contractual terms. Repricing characteristics may be effectively modified from time to time using derivative contracts.
(3) Approximately 5% in 1996 and 4% in 1995 of subsidiary long-term debt was guaranteed by Citicorp, and of the debt not guaranteed by Citicorp, approximately 35% in 1996 and 38% in 1995 was secured by the assets of the subsidiary.

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

                                              1996                          1995
--------------------------------------------------     -------------------------
                                         WEIGHTED-                     Weighted-
In %'s                            RANGE    AVERAGE              Range    Average
--------------------------------------------------------------------------------
PARENT COMPANY
Fixed rate(1)             2.42 to 10.50       7.32      2.42 to 10.75       7.70
Floating rate(2)          3.50 to  8.23       5.99      0.88 to  6.93       6.04
SUBSIDIARIES(3)
Fixed rate                3.50 to 18.69       9.07      0.75 to 16.50       8.91
Floating rate             3.00 to 32.84      11.51      3.35 to 32.84      11.20
--------------------------------------------------------------------------------

(1) Predominantly denominated in U.S. dollars (96% in 1996 and 92% in 1995), Japanese yen, and German marks, and matures over the period to 2035.
(2) Predominantly denominated in U.S. dollars (96% in 1996 and 95% in 1995) and matures over the period to 2035.
(3) Denominated in U.S. dollars (47% in 1996 and 36% in 1995) and various foreign currencies including Australian dollars, Italian lire, Chilean pesos, Malaysian ringgit, and German marks. Fixed and floating rate debt matures over the period to 2027 and 2017, respectively.

Included in long-term debt are $0.8 billion and $1.3 billion of subordinated capital notes at December 31, 1996 and 1995, respectively, which require Citicorp to exchange the notes at maturity or at certain other specified times for capital securities that have a market value equal to the principal amounts of the notes or, at Citicorp's option, to pay the principal of the notes from amounts representing designated proceeds from the sale of capital securities. At the option of Citicorp, the exchange or the proceeds from sale, as applicable, may be for or from common stock, non-redeemable preferred stock, or other marketable capital securities of Citicorp. Citicorp has designated proceeds from the sales of capital securities in an amount sufficient to satisfy all the dedication commitments of its subordinated capital notes.

     Also included in long-term debt at December 31,1996 are $300 million of guaranteed preferred beneficial interests in Citicorp subordinated debt issued by Citicorp Capital I, a wholly-owned trust whose sole assets are $309 million of 7.93% Junior Subordinated Deferrable Interest Debentures of Citicorp due 2027. Under the terms of this arrangement, taken as a whole, Citicorp has provided a full and unconditional guarantee on a subordinated basis of payments due.

B. OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

In addition to the financial assets and liabilities discussed above, Citicorp's financial instruments include off-balance sheet products. The market and credit risks associated with these products, as well as the operating risks, are similar to those relating to other types of financial instruments, and Citicorp manages these risks in a consistent manner.

DERIVATIVE AND FOREIGN EXCHANGE CONTRACTS


                                                NOTIONAL
                                               PRINCIPAL        BALANCE SHEET
                                                 AMOUNTS      CREDIT EXPOSURE(2)
                                     -------------------    -----------------
In Billions of Dollars at Year-End       1996       1995(1)   1996       1995(1)
-----------------------------------------------------------------------------
INTEREST RATE PRODUCTS
  Futures Contracts                  $  160.6     $145.2    $   --    $   --
  Forward Contracts                     132.7      295.2       0.1       0.6
  Swap Agreements                       476.2      431.9       9.4       9.1
  Purchased Options                     126.7      105.9       1.2       1.2
  Written Options                       192.3      158.1        --        --
FOREIGN EXCHANGE PRODUCTS
  Futures Contracts                       0.7        1.1        --        --
  Forward Contracts                   1,146.7      983.5      17.6      12.2
  Cross-Currency Swaps                   44.0       35.2       1.8       2.0
  Purchased Options                     101.1       93.7       1.7       1.8
  Written Options                       104.5       88.2        --        --
EQUITY PRODUCTS                          22.2       27.9       0.7       0.5
COMMODITY PRODUCTS                       12.5        9.8       0.5       0.4
CREDIT DERIVATIVE PRODUCTS                1.9        0.3        --        --
                                                            ------    ------
                                                              33.0      27.8
EFFECTS OF MASTER NETTING
  AGREEMENTS(3)                                              (15.5)    (11.7)
                                                            ------    ------
                                                            $ 17.5    $ 16.1
------------------------------------------------------------================

(1) Reclassified to conform to the 1996 presentation.
(2) There is no balance sheet credit exposure for futures contracts because they settle daily in cash, and none for written options because they represent obligations (rather than assets) of Citicorp.
(3) Master netting agreements mitigate credit risk by permitting the offset of amounts due from and to individual counterparties in the event of counterparty default.

Citicorp enters into derivative and foreign exchange futures, forwards, options, and swaps, which enable customers to transfer, modify, or reduce their interest rate, foreign exchange, and other market risks, and also trades these products for its own account. In addition, Citicorp uses derivatives and other instruments, primarily interest rate products, as an end-user in connection with its risk management activities. Derivatives are used to manage interest rate risk relating to specific groups of on-balance sheet assets and liabilities, including commercial and consumer loans, deposit liabilities, long-term debt, and other interest-sensitive assets and liabilities, as well as credit card securitization. In addition, foreign exchange contracts are used to hedge net capital exposures and foreign exchange transactions. Through the effective use of derivatives, Citicorp has been able to modify the volatility of its revenue from asset and liability positions. The preceding table presents the aggregate notional principal amounts of Citicorp's outstanding derivative and foreign exchange contracts at December 31, 1996 and 1995, along with the related balance sheet credit exposure. The table includes all contracts with third parties, including both trading and end-user positions.

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

     Market risk on a derivative or foreign exchange product is the exposure created by potential fluctuations in interest rates, foreign exchange rates, and other values, and is a function of the type of product, the volume of transactions, the tenor and terms of the agreement, and the underlying volatility. Credit risk is the exposure to loss in the event of nonperformance by the other party to the transaction. The recognition in earnings of unrealized gains on these transactions is dependent on management's assessment as to collectibility.

     Balance sheet credit exposure represents the current cost of replacing the contracts and is equal to the amount of Citicorp's unrealized gain included in Trading Account Assets. As measured by Citicorp in connection with the management of overall credit relationships with individual customers, total exposure on derivative and foreign exchange contracts also includes the potential increase in replacement cost estimated based on a statistical simulation of values that would result from a change in market rates. In the aggregate for all contracts, the estimate of the potential increase in replacement cost ranged from approximately $32 billion to $41 billion during 1996. Substantially all of the total exposure was to counterparties considered by Citicorp to be investment grade, the substantial majority was under three years' tenor, and there were no significant nonperforming contracts in 1996 or 1995. There were no credit-related losses on derivative contracts in 1996, $6 million in 1995, and $2 million in 1994.

END-USER INTEREST RATE AND FOREIGN EXCHANGE CONTRACTS

                               NOTIONAL PRINCIPAL AMOUNTS(1)                      PERCENTAGE OF 1996 AMOUNT MATURING
                              ---------------------------   --------------------------------------------------------
                                 DECEMBER 31, December 31,  Within      1 to      2 to      3 to      4 to     After
In Billions of Dollars                  1996         1995   1 Year   2 Years   3 Years   4 Years   5 Years   5 Years
--------------------------------------------------------------------------------------------------------------------
INTEREST RATE PRODUCTS
  Futures Contracts                   $ 23.4        $13.6       76%       14%        8%        1%        1%       --%
  Forward Contracts                      3.6          5.6       88        11        --        --        --         1
  Swap Agreements                      111.9         90.9       31        23        13         9        10        14
  Option Contracts                      71.4         45.6       89         5         4         2        --        --
FOREIGN EXCHANGE PRODUCTS
  Futures and Forward Contracts         60.9         54.8       95         4        --        --         1        --
  Cross-Currency Swaps                   2.9          3.2       15        19        14        14        12        26
--------------------------------------------------------------------------------------------------------------------

(1) Includes third-party and intercompany contracts.

END-USER INTEREST RATE SWAPS AND NET PURCHASED OPTIONS AS OF DECEMBER 31, 1996

                                                    REMAINING CONTRACTS OUTSTANDING--NOTIONAL PRINCIPAL AMOUNTS
                                                    -----------------------------------------------------------
In Billions of Dollars at Year-End                     1996       1997       1998      1999      2000      2001
---------------------------------------------------------------------------------------------------------------
RECEIVE FIXED SWAPS                                   $83.2      $63.4      $45.2     $32.4     $23.2     $12.5
  Weighted-Average Fixed Rate                           6.4%       6.5%       6.7%      6.7%      6.5%      6.8%
PAY FIXED SWAPS                                       $13.8      $ 8.8      $ 5.7     $ 4.6     $ 4.0     $ 3.6
  Weighted-Average Fixed Rate                           6.9%       7.0%       7.1%      7.1%      7.1%      7.2%
BASIS SWAPS                                           $14.9      $ 4.6      $ 0.6     $ 0.1     $ 0.1     $ 0.1
PURCHASED CAPS (INCLUDING COLLARS)                    $39.2      $ 4.3      $ 3.4     $ 1.1     $ 0.1     $ 0.1
  Weighted-Average Cap Rate Purchased                   6.1%       6.8%       7.0%      7.5%      9.9%      9.1%
PURCHASED FLOORS                                      $ 1.6      $ 1.0      $ 0.1     $ 0.1     $ 0.1     $ 0.1
  Weighted-Average Floor Rate Purchased                 5.6%       5.3%       5.8%      5.8%      5.8%      5.8%
WRITTEN FLOORS RELATED TO PURCHASED CAPS (COLLARS)    $ 0.2      $ 0.2      $ 0.2     $ 0.2     $  --     $  --
  Weighted-Average Floor Rate Written                   8.2%       8.2%       8.2%      8.2%       --%       --%
WRITTEN CAPS RELATED TO OTHER PURCHASED CAPS(1)       $30.4      $ 2.4      $ 0.8     $ 0.6     $ 0.5     $ 0.4
  Weighted-Average Cap Rate Written                     6.3%       7.5%       9.5%      9.5%      9.5%      9.7%
---------------------------------------------------------------------------------------------------------------
THREE-MONTH FORWARD LIBOR RATES(2)                      5.6%       6.1%       6.4%      6.7%      6.9%      7.1%
---------------------------------------------------------------------------------------------------------------

(1) Includes written options related to purchased options embedded in other financial instruments.
(2) Represents the implied forward yield curve for three-month LIBOR as of December 31, 1996, provided for reference.

The tables above provide data on the notional principal amounts and maturities of end-user (non-trading) derivatives, along with additional data on end-user interest rate swaps and net purchased option positions at year-end 1996 with three-month LIBOR forward rates included for reference. The tables are intended to provide an overview of these components of the end-user portfolio, but should be viewed only in the context of Citicorp's related assets and liabilities.

     The majority of derivative positions used in Citicorp's asset and liability management activities are established via intercompany transactions with independently managed Citicorp dealer units, with the dealer acting as a conduit to the marketplace. Contract maturities are related to the underlying risk management strategy.

     Citicorp's utilization of these instruments is modified from time to time in response to changing market conditions as well as changes in the characteristics and mix of the related assets and liabilities. In this connection, during 1996 interest rate futures, swaps and options with a notional principal amount of $72.1 billion were closed out which resulted in a net deferred loss of approximately $26 million. Total unamortized net deferred losses, including those from prior year close-outs, were approximately $99 million at December 31, 1996, which will be amortized into earnings over the remaining life of the original contracts (approximately 63% in 1997, 28% in 1998, and 9% in subsequent years), consistent with the risk management strategy.

LOAN COMMITMENTS

In Billions of Dollars at Year-End                               1996       1995
--------------------------------------------------------------------------------
Unused Commercial Commitments to Make or
  Purchase Loans, to Purchase Third-Party Receivables,
  and to Provide Note Issuance or Revolving
  Underwriting Facilities                                      $ 89.9     $ 78.0
--------------------------------------------------------------------------------
Unused Credit Card and Other Consumer
  Revolving Commitments                                        $119.9     $102.7
--------------------------------------------------------------------------------

The majority of unused commitments are contingent upon customers maintaining specific credit standards. Commercial commitments generally have floating interest rates and fixed expiration dates and may require payment of fees. Such fees (net of certain direct costs) are deferred and, upon exercise of the commitment, amortized over the life of the loan or, if exercise is deemed remote, amortized over the commitment period. The table does not include commercial letters of credit issued on behalf of customers and collateralized by the underlying shipment of goods which totaled $5.6 billion at December 31, 1996 and $5.9 billion at December 31, 1995.

LOANS SOLD WITH CREDIT ENHANCEMENT

                                          AMOUNTS
                                    -------------
In Billions of Dollars at Year-End   1996    1995     FORM OF CREDIT ENHANCEMENT
--------------------------------------------------------------------------------
Residential Mortgages and           $11.3   $14.9            Recourse obligation
  Other Loans Sold with                                         $7.3 in 1996 and
  Recourse(1)                                                       $5.2 in 1995
--------------------------------------------------------------------------------
GNMA Sales/Servicing                  1.0     2.5             Secondary recourse
  Agreements(2)                                                       obligation
--------------------------------------------------------------------------------
Securitized Credit Card              25.2    25.5 Excess servicing fees over the
  Receivables                                            life of the transaction
--------------------------------------------------------------------------------

(1) Residential mortgages represent 94% of amounts in 1996 and 93% in 1995.
(2) Government National Mortgage Association sales/servicing agreements covering securitized residential mortgages.

Citicorp and its subsidiaries are obligated under various credit enhancements related to certain sales of loans or sales of participations in pools of loans, summarized above.

     Excess servicing fees on securitized credit card receivables are recognized over the life of each sale transaction. The excess servicing fee is based upon the sum of finance charges and fees received from cardholders and interchange revenue earned on cardholder transactions, less the sum of the yield paid to investors, credit losses, transaction costs, and a normal servicing fee, which is also retained by certain Citicorp subsidiaries as servicers. As specified in certain of the sale agreements, the excess servicing fee collected each month is deposited in an account, up to a predetermined maximum amount, and is available over the remaining term of that transaction to make payments of yield, fees, and transaction costs in the event that net cash flows from the receivables are not sufficient. When the account reaches the predetermined amount, excess servicing fees are passed directly to the Citicorp subsidiary that sold the receivables. The amount contained in these accounts is included in other assets and was $383 million at December 31, 1996 and $461 million at December 31, 1995.

     Citicorp maintains reserves, outside of the allowance for credit losses, relating to asset securitization programs discussed above. These reserves totaled $473 million at December 31, 1996 and $486 million at December 31, 1995.

STANDBY LETTERS OF CREDIT
                                                               1996         1995
                                       -----------------------------------------
                                       EXPIRE   EXPIRE        TOTAL        Total
                                       WITHIN   AFTER        AMOUNT       Amount
In Billions of Dollars at Year-End     1 YEAR   1 YEAR  OUTSTANDING  Outstanding
--------------------------------------------------------------------------------
FINANCIAL
  Insurance, Surety                     $ 2.1   $ 4.1         $ 6.2        $ 5.7
  Options, Purchased Securities,
    and Escrow                            0.7     0.2           0.9          1.8
  Clean Payment                           1.0     0.5           1.5          1.5
  Backstop State, County, and
    Municipal Securities                  0.2     0.5           0.7          1.4
  Other Debt Related                      4.2     3.9           8.1          6.8
PERFORMANCE                               2.8     1.4           4.2          5.3
                                        -----   -----         -----        -----
TOTAL(1)                                $11.0   $10.6         $21.6        $22.5
----------------------------------------========================================

(1) Total is net of cash collateral of $1.5 billion in 1996 and $1.8 billion in 1995. Collateral other than cash covered 20% of the total in 1996 and 25% in 1995.

Standby letters of credit, summarized above, are used in various transactions to enhance the credit standing of Citibank customers. They represent irrevocable assurances that Citibank will make payment in the event that the customer fails to fulfill its obligations to third parties. Financial standby letters of credit are obligations to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument, such as assuring payments by a foreign reinsurer to a U.S. insurer, to act as a substitute for an escrow account, to provide a payment mechanism for a customer's third-party obligations, and to assure payment of specified financial obligations of a customer. Performance standby letters of credit are obligations to pay a third-party beneficiary when a customer fails to perform a nonfinancial contractual obligation, such as to ensure contract performance or irrevocably assure payment by the customer under supply, service and maintenance contracts or construction projects. Fees are recognized ratably over the term of the standby letter of credit. The table does not include securities lending indemnifications issued to customers, which are fully collateralized and totaled $4.2 billion at December 31, 1996 and $0.9 billion at December 31, 1995.

C. CONCENTRATIONS OF CREDIT RISK

Concentrations of credit risk exist when changes in economic, industry or geographic factors similarly affect groups of counterparties whose aggregate credit exposure is material in relation to Citicorp's total credit exposure. Although Citicorp's portfolio of financial instruments is broadly diversified along industry, product, and geographic lines, material transactions are completed with other financial institutions, particularly in the securities trading, derivative, and foreign exchange businesses. Additionally, U.S. credit card receivables, U.S. mortgages, commercial real estate in North America, and the cross-border refinancing portfolio represent areas of significant credit exposures.

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

     In the aggregate, estimated fair values exceeded the carrying values by approximately $8.9 billion at December 31, 1996 and $8.4 billion at December 31, 1995. The increase from the prior year is primarily due to a rise in interest rates and credit quality improvements, partially offset by declines in the value of derivative contracts due to the same interest rate environment.

ESTIMATED FAIR VALUE IN EXCESS OF (LESS THAN) CARRYING VALUE
                                                                       Increase
In Billions of Dollars at Year-End                    1996     1995  (Decrease)
-------------------------------------------------------------------------------
Assets                                               $ 6.0    $ 5.7       $ 0.3
Liabilities                                           (0.5)    (0.7)        0.2
End-User Derivative and Foreign
  Exchange Contracts                                   0.3      1.4        (1.1)
Credit Card Receivables Securitization                 0.4     (0.3)        0.7
                                                     -----    -----       -----
  Subtotal                                             6.2      6.1         0.1
Deposits with No Fixed Maturity(1)                     2.7      2.3         0.4
                                                     -----    -----       -----
TOTAL                                                $ 8.9    $ 8.4       $ 0.5
-----------------------------------------------------==========================

(1) Represents the estimated excess fair value related to the expected time period until runoff of existing deposits with no fixed maturity on the balance sheet at year-end, without assuming any regeneration of balances, based on the estimated difference between the cost of funds on these deposits and the cost of funds from alternative sources. The increase during 1996 was primarily due to a higher spread between the cost of funds on the deposits and the cost of funds from alternative sources. Under applicable requirements, excess fair values of these deposits are excluded from amounts included under the Liabilities caption above and from the table on page 65, in which the estimated fair value is shown as being equal to the carrying value.


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

     Fair values of credit card receivables securitization represent the estimated excess (shortfall) in the fair value of the underlying receivables and investor certificates, which is derived by Citicorp in the form of excess servicing, and principally arises from fixed rates payable to certificate holders.

     Fair values vary from period to period based on changes in a wide range of factors, including interest rates, credit quality, and market perceptions of value, and as existing assets and liabilities run off and new items are generated.

SIGNIFICANT ASSETS AND RELATED INSTRUMENTS
                                                     1996                  1995
                                     ------------------------------------------
                                     CARRYING   ESTIMATED  Carrying   Estimated
In Billions of Dollars at Year-End      VALUE  FAIR VALUE     Value  Fair Value
-------------------------------------------------------------------------------
Loans(1)                               $164.0      $169.9    $155.2      $160.8
  Related Derivatives                     0.3         0.5       0.2         0.7
Securities                               28.2        28.2      20.1        20.1
Trading Account Assets                   30.8        30.8      32.1        32.1
Other Financial Assets(2)                37.0        37.1      29.5        29.6
  Credit Card Receivables
    Securitization                        0.1         0.5       0.2        (0.1)
  Related Derivatives                     0.5         0.4       0.4         0.7
-------------------------------------------------------------------------------

(1) The carrying value of loans is net of the allowance for credit losses and also excludes $5.1 billion of lease finance receivables in 1996 and 1995.
(2) Includes cash and due from banks, deposits at interest with banks, federal funds sold and securities purchased under resale agreements, and customers' acceptance liability, for which the carrying value is a reasonable estimate of fair value, as well as financial instruments included in interest and fees receivable and other assets on the balance sheet with carrying values of $5.3 billion and $5.1 billion at December 31, 1996 and 1995, respectively, and estimated fair values of $5.4 billion and $5.2 billion, respectively.

The estimated fair values of loans reflect changes in credit status since the loans were made, changes in interest rates in the case of fixed-rate loans, and premium values at origination of certain loans.

     The estimated fair values of Citicorp's loans, in the aggregate, exceeded carrying values (reduced by the allowance for credit losses) by $5.9 billion at year-end 1996 compared with $5.6 billion in 1995, an improvement of $0.3 billion. Within these totals, estimated fair values exceeded carrying values for consumer loans net of the allowance by $2.9 billion, a decline of $0.1 billion from year-end 1995, and for commercial loans by $3.0 billion, an improvement of $0.4 billion. The improvement in estimated fair values in excess of carrying values of commercial loans primarily reflects the effects of improving secondary market prices on performing loans to countries that have successfully refinanced their debt and of improved credit conditions on commercial real estate loans in North America.

     The fair value of credit card receivables securitization was $0.4 billion greater than their carrying value at December 31, 1996, compared to December 31, 1995 when the fair value was lower than the carrying value by $0.3 billion. This increase is due to the effects of a higher interest rate environment on the fixed-rate investor certificates.

SIGNIFICANT LIABILITIES AND RELATED INSTRUMENTS

                                                     1996                1995(1)
                                     ------------------------------------------
                                    CARRYING    ESTIMATED  Carrying   Estimated
In Billions of Dollars at Year-End     VALUE   FAIR VALUE     Value  Fair Value
-------------------------------------------------------------------------------
Non-Interest-Bearing Deposits         $ 24.8       $ 24.8    $ 21.5      $ 21.5
Interest-Bearing Deposits              160.2        160.4     145.6       145.9
    Related Derivatives                 (0.2)        (0.3)     (0.2)       (0.4)
Trading Account Liabilities             22.0         22.0      18.3        18.3
Other Financial Liabilities(2)          28.2         28.2      25.9        25.9
    Related Derivatives                  0.1          0.1      --          --
Long-Term Debt                          18.9         19.2      18.5        18.9
    Related Derivatives                 (0.2)        (0.3)     (0.1)       (0.5)
-------------------------------------------------------------------------------

(1)  Reclassified to conform to the 1996 presentation.
(2) Includes federal funds purchased and securities sold under repurchase agreements and acceptances outstanding, for which the carrying value is a reasonable estimate of fair value; and commercial paper, other funds borrowed, and financial instruments included in accrued taxes and other expense and other liabilities on the balance sheet, with carrying values of $7.9 billion and $7.7 billion at December 31, 1996 and 1995, respectively, and estimated fair values of $7.8 billion and $7.7 billion, respectively.

Under the applicable requirements, the estimated fair value of deposits with no fixed maturity in the table above excludes the premium values available in the market for such deposits, and the estimated value is shown in the table as being equal to the carrying value. The estimated fair value of interest-bearing deposits reflects changes in market rates since the deposits were taken.

     For all derivative and foreign exchange contracts in the tables above, the gross difference between the carrying amount and fair value as of December 31, 1996 and 1995 was $1.0 billion and $2.0 billion, respectively, for contracts whose fair value exceeds carrying value, and $0.7 billion and $0.6 billion, respectively, for contracts whose carrying value exceeds fair value.

2. PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Generally, depreciation and amortization are computed on the straight-line basis over the estimated useful life of the asset or the lease term. Depreciation and amortization expense was $706 million in 1996, $636 million in 1995, and $571 million in 1994.

3. GOODWILL

Goodwill, which is included in other assets, represents the excess of purchase price over the estimated fair value of net assets acquired, accounted for under the purchase method of accounting. At December
31, 1996 and 1995, goodwill amounted to $278 million and $267 million, respectively. Goodwill is being amortized, primarily using the straight-line method, over the periods estimated to be benefited. The remaining period of amortization, on a weighted-average basis, approximated 11 years as of December 31, 1996.

4. PREFERRED STOCK

In Millions of Dollars at Year-End                   Rate     1996        1995
------------------------------------------------------------------------------
PERPETUAL PREFERRED STOCK
Second Series, 2,195,636 Shares                Adjustable   $  220      $  220
Third Series, 834,867 Shares                   Adjustable       83          83
Series 8A and 8B, 1,250,000 Shares              Graduated      125         125
Series 14, 700,000 Shares                           9.08%      175         175
Series 16, 1,300,000 Shares                         8.00%      325         325
Series 17, 1,400,000 Shares                         7.50%      350         350
Series 18, 700,000 Shares                      Adjustable      175         175
Series 19, 400,000 Shares                      Adjustable      100         100
Series 20, 500,000 Shares                           8.30%      125         125
Series 21, 600,000 Shares                           8.50%      150         150
Series 22, 500,000 Shares                           7.75%      125         125
Series 23, 250,000 Shares                Fixed/Adjustable      125         125
                                                            ------      ------
                                                             2,078       2,078
                                                            ------      ------
CONVERTIBLE PREFERRED STOCK
Series 12, 5,900 Shares                            11.00%       --         590
Series 13, 4,029 Shares                            10.75%       --         403
                                                            ------      ------
                                                                --         993
                                                            ------      ------
Total                                                       $2,078      $3,071
------------------------------------------------------------==================

In the first quarter of 1996, Citicorp converted $590 million of its Convertible Preferred Stock, Series 12 into 36,875,000 shares of common stock, and converted $403 million of its Convertible Preferred Stock, Series 13 into 22,077,369 shares of common stock. In January 1997, Citicorp announced that it will call for redemption the Series 14 Preferred Stock in March 1997.

     Total dividends declared on non-redeemable preferred stock were $162 million in 1996, $342 million in 1995, and $356 million in 1994.

     Dividends are payable quarterly and, except for Series 16, 17, 20, and 21, are cumulative.

     Dividends on the Second and Third Series, as well as on Series 18 and 19, are payable at rates determined quarterly by formulas based on interest rates of certain U.S. Treasury obligations, subject to certain minimum and maximum rates as specified in the certificates of designation. The weighted-average dividend rates on the Second and Third Series, as well as Series 18 and 19 were 6.0%, 7.0%, 5.5%, and 5.5%, respectively, for 1996.

     Dividends on Series 8A are payable at 7.55% through August 15, 1998 and thereafter at the three-year treasury rate plus an amount initially equal to 2.25% and increasing to 2.75% for dividend periods ending from August 15, 2001 through August 15, 2004 and 3% thereafter. Series 8B dividends are payable at 8.25% through August 15, 1999 and thereafter at a rate equal to the five-year treasury rate plus an amount initially equal to 2.25% and increasing to 3% for all dividend periods ending after August 15, 2004. For both Series 8A and 8B, dividend rates through August 15, 2004 cannot be less than 7% or greater than 14%, and thereafter cannot be less than 8% or greater than 16%.

     Dividends on Series 23 are payable at 5.86% through February 15, 2006 and thereafter at rates determined quarterly by a formula based on certain interest rate indices, subject to a minimum rate of 6% and a maximum rate of 12%. The rate of dividends on the Series 23 is subject to adjustment based upon the applicable percentage of the dividends received deduction.

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

     Authorized preferred stock (issuable as either nonredeemable or redeemable) was 50 million shares at December 31, 1996 and 1995. Total shares of nonredeemable preferred stock issued and outstanding were 10,630,503 and 10,640,432 at December 31, 1996 and 1995, respectively. At December 31, 1995, 80,000 shares of redeemable preferred stock were issued and outstanding, amounting to $8 million, and included in long-term debt in the balance sheet. Such amounts were redeemed in 1996.

5. COMMON STOCK

     At December 31, 1996 and 1995, authorized common stock was 800 million shares. Additionally, Citicorp has authorized, but not issued, 20 million shares of Class B common stock with a par value of $1.00 and one vote per share.

     Certain of Citicorp's employee benefit plans permit options or subscriptions to purchase, or elections to invest in, either unrestricted common shares or book value shares of Citicorp. Subsequent to December 31, 1987, no further options are granted, subscription agreements entered into, or new investment elections permitted for the purchase of book value shares.

     Outstanding shares of common stock at December 31, 1996 and 1995 include
0.9 million and 1.0 million, respectively, of book value shares issued in connection with certain employee benefit plans. Under the terms of the plans, book value shares sold back to Citicorp are settled in unrestricted common shares.

     Citicorp's Dividend Reinvestment and Common Stock Purchase Plan allows stockholders of record, without payment of brokerage fees, commissions, or service charges, to reinvest all or part of any common stock dividends in additional shares of common stock and make optional cash purchases of such shares.

     At December 31, 1996, shares were reserved for issuance as follows:


In Millions of Shares at Year-End                                         1996
------------------------------------------------------------------------------
Savings Incentive Plan(1)(2)                                               3.7
1983 Stock Option Plan(3)                                                  0.6
1994 Stock Purchase Plan(1)                                               15.8
Stock Incentive Plan(1)                                                   45.0
Dividend Reinvestment and Common Stock Purchase Plan(1)(2)                10.4
Directors' Deferred Compensation Plan                                      0.1
Executive Incentive Compensation Plan(3)(4)                                0.6
------------------------------------------------------------------------------

(1)  Shares delivered may also be sourced from treasury shares.
(2)  Shares delivered may also be purchased in the open market.
(3) Amounts shown represent the maximum number of shares assuming issuance of shares of unrestricted common stock. If book value shares are issued under tandem grants and awards, the maximum number of shares would be 0.7 million under the 1983 Stock Option Plan and 0.4 million shares under the Executive Incentive Compensation Plan.
(4)  Shares issued exclusively from treasury shares.

     During 1996 and 1995, Citicorp entered into a series of forward purchase agreements on its common stock. These agreements are settled on a net basis in shares of Citicorp common stock or in cash at Citicorp's election. To the extent that the market price of Citicorp common stock on a settlement date is higher (lower) than the forward purchase price, the net differential is received (paid) by Citicorp. As of December 31, 1996, agreements were in place covering approximately $900 million of Citicorp common stock (8.8 million shares) which had forward prices averaging $103.32 per share. If these agreements were settled based on the December 31, 1996 market price of Citicorp's common stock ($103.00 per share), Citicorp would be obligated to deliver approximately 27,000 shares. During 1996, settlements resulted in Citicorp receiving 4.7 million shares, which were recorded as treasury shares. During 1995, a settlement resulted in Citicorp paying $6 million, which was recorded as a reduction of surplus.

6. REGULATORY CAPITAL

                                                            CITICORP         CITIBANK, N.A.
                                     Minimum      ------------------------------------------
In Millions of Dollars at Year-End  Required(1)      1996       1995        1996       1995
--------------------------------------------------------------------------------------------
Tier 1 Capital                                    $19,796    $18,915     $15,511    $14,758
Total Capital(2)                                   28,870     27,725      22,566     21,701
Tier 1 Capital Ratio                    4.00%        8.39%      8.41%       8.32%      8.32%
Total Capital Ratio(2)                  8.00        12.23      12.33       12.11      12.24
Leverage Ratio(3)                       3.00+        7.42       7.45        6.63       6.65
--------------------------------------------------------------------------------------------

(1) As set forth in guidelines issued by the U.S. federal bank regulators.
(2) Total capital includes Tier 1 and Tier 2.
(3) Tier 1 capital divided by adjusted average assets.

Citicorp is subject to risk-based capital and leverage guidelines issued by the Board of Governors of the Federal Reserve System ("FRB"), and its U.S. insured depository institution subsidiaries, including Citibank, N.A., are subject to similar guidelines issued by their respective primary regulators. These guidelines are used to evaluate capital adequacy and include the required minimums shown above.

     To be "well capitalized" under federal bank regulatory agency definitions, a depository institution must have a Tier 1 ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10%, and a leverage ratio of at least 5% and not be subject to a directive, order, or written agreement to meet and maintain specific capital levels. The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards. As of December 31, 1996 and 1995, all of Citicorp's U.S. insured subsidiary depository institutions were "well capitalized."

7. FEES AND COMMISSIONS

Trust, agency, and custodial fees included in fees and commissions were $1.1 billion in 1996, $983 million in 1995, and $946 million in 1994.

8. EMPLOYEE BENEFITS

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

     Citicorp offers postretirement health care and life insurance benefits to all eligible U.S. retired employees. U.S. retirees share in the cost of their health care benefits through copayments, service-related contributions and salary-related deductibles. Retiree life insurance benefits are non-contributory. It is Citicorp's policy to fund retiree health care and life insurance benefits to the extent such contributions are tax deductible. Retiree health care and life insurance benefits are also provided to certain employees outside the United States. Effective January 1, 1995, Citicorp adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," for such benefits outside the United States, as provided by SFAS No. 106.

     The following tables summarize the components of net benefit expense recognized in the consolidated statement of income and the funded status and amounts recognized in the consolidated balance sheet for U.S. plans and significant plans outside the U.S.

NET BENEFIT EXPENSE

                                                                                                      POSTRETIREMENT
                                                                                 PENSION PLANS      BENEFIT PLANS(1)
                                                     -----------------------------------------    -------------------
                                                                U.S. PLANS   PLANS OUTSIDE U.S.           U.S. PLANS
                                                     ---------------------   ------------------   -------------------
In Millions of Dollars                                1996    1995    1994   1996   1995   1994   1996   1995   1994
---------------------------------------------------------------------------------------------------------------------
Benefits Earned During the Year                      $ 123   $  98   $ 108   $ 60   $ 56   $ 47   $ 11   $  8   $  9
Interest Cost on Benefit Obligation                    192     165     146     76     68     54     32     32     30
Actual Return on Plan Assets                          (395)   (498)     15    (65)   (66)    (8)   (13)   (13)   --
Net Deferral and Amortization                          196     301    (200)    10     19    (33)     7      8     (4)
Amortization of Transition Obligation (Asset)(2)(3)    (20)    (20)    (20)     7      7      6     20     20     21
                                                     -----   -----   -----   ----   ----   ----   ----   ----   ----
NET BENEFIT EXPENSE                                  $  96   $  46   $  49   $ 88   $ 84   $ 66   $ 57   $ 55   $ 56
-----------------------------------------------------================================================================

(1) For plans outside the U.S., net postretirement benefit expense totaled $8 million in 1996 and $6 million in 1995.
(2) U.S. pension transition asset is being amortized over a 14-year period with 3 years remaining at December 31, 1996.
(3) U.S. postretirement transition obligation is being amortized over a period up to 20 years with 16 years remaining at December 31, 1996.

PREPAID BENEFIT COST (BENEFIT LIABILITY)

                                                                                                         PENSION PLANS
                                                           -----------------------------------------------------------
                                                                     QUALIFIED       NON-QUALIFIED        FUNDED PLANS
                                                                    U.S. PLANS          U.S. PLANS        OUTSIDE U.S.
                                                           -------------------     ---------------     ---------------
In Millions of Dollars                                        1996        1995      1996      1995      1996      1995
----------------------------------------------------------------------------------------------------------------------
Plan Assets at Fair Value(2)                               $ 3,118     $ 2,673     $  --     $  --     $ 763     $ 656
Benefit Obligation                                           2,567       2,438       248       234       814       710
                                                           -------     -------     -----     -----     -----     -----
Plan Assets in Excess of (Less Than) Benefit Obligation        551         235      (248)     (234)      (51)      (54)
Unrecognized Prior Service Cost                                 73          80        41        35        13        14
Unrecognized Net Actuarial Loss (Gain)                          27         306        42        62        39        44
Unamortized Transition Obligation (Asset)                      (58)        (79)        6         7        46        50
Adjustment to Recognize Minimum Liability                       --          --       (33)      (34)       (1)       --
                                                           -------     -------     -----     -----     -----     -----
PREPAID BENEFIT COST (BENEFIT LIABILITY)                   $   593     $   542     $(192)    $(164)    $  46     $  54
-----------------------------------------------------------===========================================================
Projected Pension Benefit Obligation Includes:
   Accumulated Benefit Obligation                          $ 2,086     $ 1,943     $ 192     $ 149     $ 613     $ 531
   Vested Benefit Obligation                                 1,830       1,695       153       129       550       448
Accumulated Postretirement Benefit Obligation to:
   Retirees
   Employees Eligible for Full Benefits
   Other Employees
----------------------------------------------------------------------------------------------------------------------

                                                                                POSTRETIREMENT
                                                             PENSION PLANS       BENEFIT PLANS(1)
                                                           ---------------     ---------------
                                                               OTHER PLANS     ---------------
                                                              OUTSIDE U.S.          U.S. PLANS
                                                           ---------------     ---------------
In Millions of Dollars                                     1996       1995      1996      1995
----------------------------------------------------------------------------------------------
Plan Assets at Fair Value(2)                               $  --     $  --     $ 119     $  70
Benefit Obligation                                           311       313       459       458
                                                           -----     -----     -----     -----
Plan Assets in Excess of (Less Than) Benefit Obligation     (311)     (313)     (340)     (388)
Unrecognized Prior Service Cost                               --        --        (7)       (2)
Unrecognized Net Actuarial Loss (Gain)                        (8)        7        41        59
Unamortized Transition Obligation (Asset)                     31        35       277       297
Adjustment to Recognize Minimum Liability                     (7)      (14)       --        --
                                                           -----     -----     -----     -----
PREPAID BENEFIT COST (BENEFIT LIABILITY)                   $(295)    $(285)    $ (29)    $ (34)
-----------------------------------------------------------===================================
Projected Pension Benefit Obligation Includes:
   Accumulated Benefit Obligation                          $ 249     $ 238
   Vested Benefit Obligation                                 224       208
Accumulated Postretirement Benefit Obligation to:
   Retirees                                                                    $ 309     $ 310
   Employees Eligible for Full Benefits                                           23        30
   Other Employees                                                               127       118
----------------------------------------------------------------------------------------------




(1) For plans outside the U.S., the accumulated postretirement benefit obligation was $54 million and $31 million and the postretirement benefit liability was $4 million and $2 million at December 31, 1996 and 1995 respectively.
(2) For U.S. plans, plan assets are primarily listed stocks, commingled funds, and fixed-income securities.

The expected long-term rates of return on assets used in determining pension and postretirement expense are shown below.

                                      1996             1995              1994
-----------------------------------------------------------------------------
Rate of Return on Assets
  U.S. Plans                           9.0%            8.75%             8.75%
  Plans Outside the U.S.--
    Range(1)                  6.0% to 13.0%    6.0% to 13.0%     6.0% to 12.0%
-----------------------------------------------------------------------------

(1) Excluding highly inflationary countries.

     The principal assumptions used in determining pension and postretirement benefit obligations are shown below.

At Year-End                                           1996                 1995
--------------------------------------------------------------------------------
Discount Rate
  U.S. Plans                                           7.5%                7.25%
  Plans Outside the U.S.--Range(1)            4.0% to 12.0%        4.5% to 12.0%
Future Compensation Increase Rate
  U.S. Plans                                           5.0%                 5.0%
  Plans Outside the U.S.--Range(1)            1.5% to 10.0%        2.0% to 10.0%
Health Care Cost Increase Rate--U.S. Plans
  Following Year:
    For Retirees Younger Than Age 65                   9.0%                  12%
    For Retirees Age 65 and Older                      9.0%                   9%
  Decreasing to the Year 2001 to:
    For Retirees Younger Than Age 65                   5.0%                   6%
    For Retirees Age 65 and Older                      5.0%                   5%
--------------------------------------------------------------------------------

(1) Excluding highly inflationary countries.

     As an indicator of sensitivity, increasing the assumed health care cost trend rate by 1% in each year would have increased the accumulated postretirement benefit obligation as of December 31, 1996 by $19 million and the aggregate of the benefits earned and interest components of 1996 net postretirement benefit expense by $1 million.

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

SAVINGS INCENTIVE PLAN

Under the Savings Incentive Plan, eligible employees receive awards equal to 3% of their covered salary. Employees have the option of receiving their award in cash or deferring some or all of it in various investment funds. Citicorp grants an additional award equal to the amount elected to be deferred by the employee. Several investment options are available, including Citicorp common stock. Shares of Citicorp common stock delivered under the Savings Incentive Plan may be sourced from authorized but unissued shares, treasury shares, or purchased in the open market. The expense associated with the plan amounted to $95 million in 1996, $92 million in 1995, and $89 million in 1994.

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

     Shares of restricted stock have been awarded to key executives contingent upon their continued employment over periods of up to 11 years as summarized in the following table:


Dollars in Millions                           1996          1995          1994
--------------------------------------------------------------------------------
Shares Granted                             137,000       125,000       225,000
Aggregate Market Value at Award Date           $10            $6            $9
Expense Recognized for All Awards                4             4             5
--------------------------------------------------------------------------------

     The value of the restricted shares at the date of grant is recorded as a reduction of surplus and amortized to expense over the restriction period.

     Under the Stock Incentive Plan and two predecessor plans, options have been granted to key employees for terms of up to 10 years to purchase common stock at not less than the fair market value of the shares at the date of grant. Generally, 50% of the options granted prior to 1995 are exercisable beginning on the first anniversary and 50% beginning on the second anniversary of the date of grant, and, generally, 50% of the options granted in 1995 and thereafter are exercisable beginning on the third anniversary and 50% beginning on the fourth anniversary of the date of grant.

     During 1995 and 1996, Citicorp granted to a group of key employees five-year performance-based stock options to purchase Citicorp common stock at prices ranging from $64.875 to $70.125, reflecting the market price of the stock on the respective grant dates. One-half of these options vested when Citicorp's common stock price reached $100 per share, and the balance vest upon such price reaching $115 per share, provided that the price remains at or above the indicated price level for twenty of thirty consecutive trading days. A total of 2,427,500 of the performance-based options vested during 1996 as Citicorp's stock price attained the vesting target of $100, and as of December 31, 1996, 2,423,750 of the performance-based options granted in 1995 and 1996 are unvested. The 1995 and 1996 grants expire on various dates from August 2000 through January 2001.

     Also during 1995, a total of 6,597,500 of the performance-based options granted in 1993 and 1994 vested as Citicorp's stock price attained the vesting targets of $50, $55, and $60. The 1993 and 1994 grants expire on July 20, 1998.

     Citicorp measures the cost of performance-based options as the difference between the exercise price and market price required for vesting and recognizes this expense over the period to the estimated vesting dates and in full for options that have vested, by a charge to expense with an offsetting increase in common stockholders' equity. The recognition of costs related to performance-based options totaled $113 million in 1996, $89 million in 1995, and $52 million in 1994. All of the expense related to vested grants has been recognized.

     Effective January 1, 1996, Citicorp adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." If the alternative accounting-related provisions of SFAS No. 123 had been adopted as of the beginning of 1995, the effect on 1995 and 1996 income before taxes and net income would have been immaterial, and the effect is not expected to be material in future years.

     Changes in options and shares under option are summarized in the following table:


                                               1996         1995            1994
--------------------------------------------------------------------------------
Granted                                   5,801,955    7,409,750       8,003,970
  Average Option Price                       $70.10       $58.14          $39.88
Exercised                                12,090,773    9,930,333       6,681,712
  Average Option Price                       $29.06       $26.68          $23.26
Expired                                      16,200       25,950           5,500
  Average Option Price                       $29.63       $24.15          $15.38
Terminated                                  868,630      964,867       1,032,969
  Average Option Price                       $50.89       $32.53          $25.85
--------------------------------------------------------------------------------
At Year-End:
Shares Under Option(1)                   30,716,618   37,890,266
  Average Option Price                       $43.50       $34.98
Exercisable                              20,717,293   28,677,293
Granted, Not Yet Exercisable              9,999,325    9,212,973
Available for Grant(2)                   13,027,562   18,124,387
----------------------------------------------------------------

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

     The following table summarizes information about stock options outstanding and exercisable at December 31, 1996:

                                       OUTSTANDING                  EXERCISABLE
                   -------------------------------     ------------------------
                                           AVERAGE                      AVERAGE
OPTION                        AVERAGE       OPTION                       OPTION
PRICE RANGE            SHARES    LIFE(1)     PRICE         SHARES         PRICE
-------------------------------------------------------------------------------
$9-1/4-$25          6,324,834     4.4       $21.12      6,324,834        $21.12
$25-1/4-$47-1/8    14,017,559     5.8       $35.63     12,102,809        $34.72
$51-3/4-$72-3/4     8,877,900     4.4       $65.59      2,285,650        $65.25
$79-1/8-$100-1/4    1,496,325     9.3       $80.75          4,000        $81.25
                   ----------                          ----------
TOTAL              30,716,618     5.3       $43.50     20,717,293        $33.94
-------------------============================================================

(1)  Weighted-average contractual life remaining in years.

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

     Following is the share activity under the 1994 fixed-price offering for the purchase of shares at $39.8125 per share, which expired September 27, 1996:

                                                            1996            1995
--------------------------------------------------------------------------------
Shares Purchased                                       5,477,290       2,766,823
Cancelled or Terminated                                   97,716         388,103
Outstanding Agreements at Year-End                            --       5,575,006
--------------------------------------------------------------------------------

ANNUAL INCENTIVE AND PERFORMANCE PLANS

The purpose of the 1994 Citicorp Annual Incentive Plan is to attract, retain, and motivate executives to promote the profitability and growth of Citicorp and to permit a federal income tax deduction for annual awards granted to covered employees. Currently covered employees include the Chairman and next four most highly paid executives. Under the Plan, awards can be granted to covered employees in cash, stock or any other form of consideration in either one installment or on a deferred basis. Shares of Citicorp common stock delivered under the Plan may be sourced from authorized but unissued shares or treasury shares. The aggregate awards were approximately $4 million in 1996 and $6 million for both 1995 and 1994.

     Under the Citicorp Annual Performance Plan, cash awards may be granted to key employees who have a significant impact on the success of Citicorp. Awards may be paid either in one installment or on a deferred basis. The aggregate awards were approximately $7 million in 1996, $9 million for 1995, and $10 million for 1994.

     Under the Executive Incentive Compensation Plan, awards in cash or stock may be made to key employees, payable at the election of the participants, in one installment or on a deferred basis. Shares of Citicorp common stock delivered under the Plan may be sourced from authorized but unissued shares or treasury shares. No awards have been made since 1989.

DEFERRED COMPENSATION PLAN

Under the Deferred Compensation Plan, adopted in 1995, participants must defer 25% of their variable compensation awards into mandatory deferral accounts whose return equals the return on Citicorp common stock. Beginning with the 1996 awards, participants are allowed to defer from 10% to 85% of the remainder of their variable compensation awards into voluntary deferral accounts, which may be allocated among a variety of investments, including an account whose return equals the return on Citicorp common stock. The amounts credited to the mandatory deferral accounts generally are payable to the participant in cash five years after they are credited. However, participants may elect to postpone cash distribution of the amounts in the mandatory deferral account by having such amount credited to a voluntary deferral account.

9. INCOME TAXES

In Millions of Dollars                               1996       1995       1994
-------------------------------------------------------------------------------
Provision for Income Taxes(1)                     $ 2,285    $ 2,121    $ 1,189
Income Tax Expense (Benefit) Reported in
  Stockholders' Equity related to:
    Foreign Currency Translation                        8        (24)       (15)
    Securities Available for Sale                     307        (76)       136
    Employee Stock Plans                             (244)       (51)       (41)
                                                  -------    -------    -------
                                                    2,356      1,970      1,269
Tax Benefit Attributable to Cumulative
  Effect of Accounting Change                          --         --        (39)
                                                  -------    -------    -------
TOTAL INCOME TAXES                                $ 2,356    $ 1,970    $ 1,230
--------------------------------------------------=============================

(1) Includes tax effect of securities transactions amounting to a provision of $74 million in 1996, $46 million in 1995, and $70 million in 1994.

COMPONENTS OF TOTAL INCOME TAXES

In Millions of Dollars                             1996        1995        1994
-------------------------------------------------------------------------------
Current U.S.
   Federal                                      $   642     $   819     $   367
   State and Local                                  176         185         145
                                                -------     -------     -------
                                                    818       1,004         512
                                                -------     -------     -------
Deferred U.S.
   Federal                                          396         (45)       (298)
   State and Local                                   29         (25)         (1)
                                                -------     -------     -------
                                                    425         (70)       (299)
                                                -------     -------     -------
Total U.S.                                        1,243         934         213
Foreign (substantially current)                   1,113       1,036       1,056
                                                -------     -------     -------
                                                  2,356       1,970       1,269
                                                -------     -------     -------
Tax Benefit Attributable to Cumulative
   Effect of Accounting Change                       --          --         (39)
                                                -------     -------     -------
TOTAL INCOME TAXES                              $ 2,356     $ 1,970     $ 1,230
------------------------------------------------===============================

As a U.S. corporation, Citicorp is subject to U.S. taxation currently on all of its foreign pretax earnings if earned by a foreign branch or when earnings are effectively repatriated if earned by a foreign subsidiary or affiliate. In addition, certain of Citicorp's U.S. income is subject to foreign income tax where the payor of such income is domiciled outside the United States. Foreign pretax earnings approximated $4.0 billion in 1996 and $3.6 billion in 1995 and 1994.

     The tax effects of significant temporary differences are presented in the accompanying table. The net deferred tax asset is included in Citicorp's consolidated balance sheet in other assets and represents the sum of the temporary difference components of those tax jurisdictions with net deductible amounts or tax carryforwards in future years. The net deferred tax liability is included in accrued taxes and other expenses and represents the sum of the temporary difference components of those tax jurisdictions with net taxable amounts in future years.

COMPONENTS OF DEFERRED TAX BALANCES

In Millions of Dollars at Year-End                            1996         1995
-------------------------------------------------------------------------------
NET DEFERRED TAX ASSET
Tax Effects of Deductible Temporary Differences
   and Carryforwards:
      Credit Loss Deduction                                $ 2,127      $ 2,056
      Interest Related Items                                   470          495
      Unremitted Foreign Income                                700          856
      Foreign and State Loss Carryforwards                     280          353
                                                           -------      -------
                                                             3,577        3,760
                                                           -------      -------
Tax Effects of Taxable Temporary Differences:
      Lease Financing                                          709          702
      Securities and Derivatives Transactions                  642          657
      Venture Capital                                          232          214
      Mortgage Pass-Through Sales                               87           95
      Other(1)                                                 217           30
                                                           -------      -------
                                                             1,887        1,698
                                                           -------      -------
Net Potential Deferred Tax Assets                            1,690        2,062
Valuation Allowance                                           (402)        (468)
                                                           -------      -------
NET DEFERRED TAX ASSET                                     $ 1,288      $ 1,594
-----------------------------------------------------------====================
NET DEFERRED TAX LIABILITY(2)                              $   501      $   546
-------------------------------------------------------------------------------

(1) Includes deductible temporary differences related to depreciation, prepaid items, and other less significant items.
(2) Includes credit losses ($153 million in 1996 and $198 million in 1995), leasing ($111 million in 1996 and $128 million in 1995), and other less significant items.

     The 1996 net change in the valuation allowance related to deferred tax assets was a decrease of $66 million primarily relating to an improvement in current earnings in certain state and local jurisdictions. These amounts are included in the $425 million U.S. deferred expense component of total income taxes. The remaining valuation allowance of $402 million at December 31, 1996 is primarily reserved for specific U.S. federal, state and local, and foreign tax carryforwards or tax law restrictions on benefit recognition in these jurisdictions. Management believes that the realization of the recognized net deferred tax asset of $1,288 million is more likely than not, based on existing carryback ability, available tax planning strategies, and expectations as to future taxable income.

     The following table reconciles the statutory U.S. federal tax rate to the effective tax rate on income before cumulative effects of accounting changes:

                                                      1996      1995       1994
-------------------------------------------------------------------------------
Statutory U.S. Federal Tax Rate                       35.0%     35.0%      35.0%
Increase (Reduction) in Taxes from:
   State and Local Income Taxes, Net
      of U.S. Federal Income Tax Benefit               2.8       2.9        2.5
   Valuation Allowance Change Related
      to Current Year                                 (0.9)       --      (10.4)
   Taxes on Earnings Outside the U.S.                  0.5       1.0        1.9
   Other                                               0.2      (0.2)        --
                                                      ----      ----       ----
                                                      37.6      38.7       29.0
                                                      ----      ----       ----
Valuation Allowance Change Related to
   Future Years                                         --      (0.7)      (3.2)
                                                      ----      ----       ----
EFFECTIVE TAX RATE                                    37.6%     38.0%      25.8%
------------------------------------------------------=========================

10. EARNINGS PER SHARE

                                                                 ON COMMON AND COMMON
                                                                    EQUIVALENT SHARES            ASSUMING FULL DILUTION
                                                         ----------------------------      ----------------------------
In Millions Except Per Share Amounts                       1996       1995(1)    1994        1996       1995       1994
-----------------------------------------------------------------------------------------------------------------------
EARNINGS
Income Applicable to Common Stock
   Before Cumulative Effect of Accounting Change(2)      $3,631     $3,126     $3,066      $3,631     $3,126     $3,066
Dividends on Conversion Preferred Stock, Series 15           --         62         93          --         62         93
Dividends on Convertible Preferred Stock                     --         --         --           5        127        136
                                                         ------     ------     ------      ------     ------     ------
Income Applicable to Common Stock Before
   Cumulative Effect of Accounting Change, Adjusted       3,631      3,188      3,159       3,636      3,315      3,295
Cumulative Effect of Accounting Change                       --         --        (56)         --         --        (56)
                                                         ------     ------     ------      ------     ------     ------
TOTAL                                                    $3,631     $3,188     $3,103      $3,636     $3,315     $3,239
---------------------------------------------------------==============================================================
SHARES
Weighted-Average Common Shares Outstanding(3)(4)          469.6      411.5      391.2       469.6      411.5      391.2
Conversion Preferred Stock, Series 15                        --       16.8       39.9          --       16.8       39.9
Other Common Equivalent Shares(5)                          14.4       13.8       10.6        15.2       15.1       10.9
Convertible Preferred Stock                                  --         --         --         5.2       68.1       73.1
                                                         ------     ------     ------      ------     ------     ------
TOTAL                                                     484.0      442.1      441.7       490.0      511.5      515.1
---------------------------------------------------------==============================================================
EARNINGS PER SHARE
Income Before Cumulative Effect of Accounting Change     $ 7.50     $ 7.21     $ 7.15      $ 7.42     $ 6.48     $ 6.40
NET INCOME                                                 7.50       7.21       7.03        7.42       6.48       6.29
---------------------------------------------------------==============================================================

(1) Assuming the Convertible Preferred Stock Series 12 and 13 had been converted as of January 1, 1995, earnings per share on common and common equivalent shares would have approximated earnings per share assuming full dilution for 1995.
(2) For purposes of calculating earnings per share, income applicable to common stock is reduced for dividends on preferred stock.
(3) Includes book value shares of 0.9 million in 1996, 1.0 million in 1995, and
    1.1 million in 1994.
(4) Average shares in 1996 and 1995 reflected 18.3 million and 5.8 million, respectively, shares repurchased under the stock repurchase program.
(5) Includes the dilutive effect of stock options and stock purchase agreements computed using the treasury stock method and shares issuable under deferred stock awards. Number of shares also includes less than 1 million in 1995, and approximately 2 million in 1994 for book value shares issuable under stock option and Executive Incentive Compensation plans; use of the two-class method had no effect on the calculation for any year.

11. BUSINESS AND GEOGRAPHIC DISTRIBUTION OF REVENUE, INCOME (LOSS), AND AVERAGE ASSETS

Citicorp attributes total revenue, income (loss) before taxes and the cumulative effect of accounting change, net income (loss), and average total assets to operations based on the domicile of the customer. U.S. possessions are included in their respective geographic areas.

     Because of the integration of global activities, it is not practicable to make a precise separation, and various assumptions must be made in arriving at allocations and adjustments used in presenting this data.

     The principal allocations and adjustments are: (1) allocation of expenses incurred by one area on behalf of another, including administrative costs, based on methods intended to reflect services provided; (2) allocation of tax expenses and benefits; (3) allocation of the difference between actual net credit losses and the provision for credit losses; and (4) allocation of other corporate items, including corporate staff costs, and long-term debt and other funding costs, based on each area's percentage of total average assets.

     The entire allowance for credit losses is available to absorb all probable credit losses inherent in the portfolio. For the purpose of calculating the accompanying geographic data, the amounts attributable to operations outside the U.S. are based upon year-end allowance amounts of $1,807 million for 1996, $1,809 million for 1995, and $1,800 million for 1994, and credit loss provision amounts of $727 million for 1996, $737 million for 1995, and $561 million for 1994.

BUSINESS AND GEOGRAPHIC DISTRIBUTION OF REVENUE, INCOME (LOSS), AND AVERAGE
ASSETS

                                                                                INCOME (LOSS) BEFORE TAXES
                                                                                     AND CUMULATIVE EFFECT
                                                     TOTAL REVENUE(1)                 OF ACCOUNTING CHANGE
                                                        $ MILLIONS                              $ MILLIONS
                                   -------------------------------     -----------------------------------
                                      1996        1995(2)     1994(2)    1996          1995(2)        1994(2)
----------------------------------------------------------------------------------------------------------
BUSINESS DISTRIBUTION
Consumer
   Citibanking                     $ 5,764     $ 5,412     $ 4,862     $1,040        $  866        $   609
   Cards                             5,289       5,080       4,630      1,526         1,750          1,717
   Private Bank                      1,045         929         968        345           271            284
Corporate Banking
   Emerging Markets                  3,433       2,886       2,519      1,796         1,516          1,404
   Global Relationship Banking       3,756       3,639       3,193      1,004           844            408
Corporate Items                        909         732         576        362           338            189
                                   -------     -------     -------     ------        ------        -------
                                    20,196      18,678      16,748      6,073         5,585          4,611
Cumulative Effect of
   Accounting Change(3)                 --          --          --         --            --             --
                                   -------     -------     -------     ------        ------        -------
TOTAL                              $20,196     $18,678     $16,748     $6,073        $5,585        $ 4,611
-----------------------------------=======================================================================
GEOGRAPHIC DISTRIBUTION
United States                      $ 9,344     $ 8,843     $ 8,381     $2,726(4)     $2,500(4)     $ 1,946(4)
Western Europe                       3,365       3,352       2,587        577           502            328
Other(5)                               586         564         465         76            27            (81)
                                   -------     -------     -------     ------        ------        -------
   Total Developed Markets          13,295      12,759      11,433      3,379         3,029          2,193
                                   -------     -------     -------     ------        ------        -------
Latin America(6)                     2,743       2,493       2,297        917           937          1,003
Asia Pacific                         3,286       2,738       2,386      1,414         1,266          1,025
Other(7)                               872         688         632        363           353            390
                                   -------     -------     -------     ------        ------        -------
   Total Emerging Markets            6,901       5,919       5,315      2,694         2,556          2,418
                                   -------     -------     -------     ------        ------        -------
TOTAL                              $20,196     $18,678     $16,748     $6,073        $5,585        $ 4,611
-----------------------------------=======================================================================

                                                   NET INCOME (LOSS)              AVERAGE ASSETS
                                                          $ MILLIONS                  $ BILLIONS
                                   ---------------------------------      ----------------------
                                      1996         1995(2)      1994(2)   1996     1995(2)  1994(2)
------------------------------------------------------------------------------------------------
BUSINESS DISTRIBUTION
Consumer
   Citibanking                     $   725      $   571      $   421      $ 81     $ 79     $ 72
   Cards                             1,039        1,172        1,124        29       26       19
   Private Bank                        279          225          238        16       15       15
Corporate Banking
   Emerging Markets                  1,465        1,148        1,037        59       50       46
   Global Relationship Banking         714          630          271        80       94      104
Corporate Items                       (434)        (282)         331         5        5        5
                                   -------      -------      -------      ----     ----     ----
                                     3,788        3,464        3,422       270      269      261
Cumulative Effect of
   Accounting Change(3)                 --           --          (56)       --       --       --
                                   -------      -------      -------      ----     ----     ----
TOTAL                              $ 3,788      $ 3,464      $ 3,366      $270     $269     $261
-----------------------------------=============================================================
GEOGRAPHIC DISTRIBUTION
United States                      $ 1,642      $ 1,477      $ 1,709      $109     $114     $118
Western Europe                         321          298          159        53       54       51
Other(5)                                41           22          (44)       13       15       14
                                   -------      -------      -------      ----     ----     ----
   Total Developed Markets           2,004        1,797        1,824       175      183      183
                                   -------      -------      -------      ----     ----     ----
Latin America(6)                       707          653          694        28       30       27
Asia Pacific                           866          796          618        54       46       42
Other(7)                               211          218          230        13       10        9
                                   -------      -------      -------      ----     ----     ----
   Total Emerging Markets            1,784        1,667        1,542        95       86       78
                                   -------      -------      -------      ----     ----     ----
TOTAL                              $ 3,788      $ 3,464      $ 3,366      $270     $269     $261
-----------------------------------=============================================================

(1) Includes net interest revenue and fees, commissions and other revenue.
(2) Reclassified to conform to the 1996 presentation.
(3) Represents cumulative effect of adopting SFAS No. 112 as of January 1,
    1994.
(4) Includes approximately $62 million in 1996, $58 million in 1995, and $41 million in 1994 of tax-exempt income, reducing the federal income tax provision.
(5) Primarily Japan and Canada.
(6) Primarily Mexico, the Caribbean, Central and South America.
(7) Primarily Central and Eastern Europe, Middle East, and Africa.

12. COMMITMENTS AND CONTINGENT LIABILITIES

Citicorp and its subsidiaries are obligated under a number of non-cancelable leases for premises and equipment. Minimum rental commitments on non-cancelable leases were in the aggregate $2.3 billion, and for each of the five years subsequent to December 31, 1996, were $387 million (1997), $348 million (1998), $320 million (1999),
$254 million (2000), and $208 million (2001). The minimum rental commitments do not include minimum sublease rentals under non-cancelable subleases of $165 million. Most of the leases have renewal or purchase options and escalation clauses. Rental expense was $585 million in 1996, excluding $79 million of sublease rental income, $547 million in 1995, excluding $74 million of sublease rental income, and $548 million in 1994, excluding $68 million of sublease rental income.

     At December 31, 1996, certain investment securities, trading account assets, and other assets with a carrying value of $11.1 billion were pledged as collateral for borrowings, to secure public and trust deposits, and for other purposes.

     Various legal proceedings are pending against Citicorp and its subsidiaries. Citicorp management considers that the aggregate liability, if any, resulting from these proceedings will not be material to Citicorp's financial position or results of operations.

13. FUTURE IMPACT OF NEW ACCOUNTING STANDARDS

In June 1996 the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The statement provides standards for distinguishing transfers of financial assets that are sales from those that are secured borrowings, and provides guidance on the recognition and measurement of asset servicing contracts and on debt extinguishments. As issued, SFAS No. 125 is effective for transactions occurring after December 31, 1996. However, as a result of an amendment to SFAS No. 125 issued by the FASB in December 1996, certain provisions of SFAS No. 125 are deferred for an additional year. Adoption of the new accounting standard is not expected to have a material impact on Citicorp.

14. STOCKHOLDER'S EQUITY OF CITIBANK, N.A.

CHANGES IN STOCKHOLDER'S EQUITY

In Millions of Dollars                        1996         1995           1994
--------------------------------------------------------------------------------
Balance at Beginning of Year               $ 14,966      $ 14,140      $ 11,148
   Net Income                                 2,743         2,332         1,962
   Dividends                                 (2,300)       (1,500)           --
   Contributions from Parent                     57            --           651
   Change in Net Unrealized Gains
      on Securities Available for Sale          533            97          (100)
   Effect of Transfer from Securities
      Held to Maturity to Securities
      Available for Sale                         --          (262)           --
   Net Unrealized Gains Upon
      Adoption of SFAS No. 115                   --            --           320
   Foreign Currency Translation                 (31)           20            85
   Other                                        330           139            74
                                           --------      --------      --------
BALANCE AT END OF YEAR                     $ 16,298      $ 14,966      $ 14,140
-------------------------------------------=====================================

     Authorized capital stock of Citibank was 40 million shares at December 31, 1996 and 1995.

15. CITICORP (PARENT COMPANY ONLY)

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

     Citicorp's national and state-chartered bank subsidiaries can declare dividends to their respective parent companies in 1997, without regulatory approval, of approximately $2.3 billion, adjusted by the effect of their net income (loss) for 1997 up to the date of any such dividend declaration. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that its bank subsidiaries can distribute dividends to Citicorp of approximately $1.7 billion of the available $2.3 billion, adjusted by the effect of their net income (loss) up to the date of any such dividend declaration.

     Citicorp also receives dividends from its non-bank subsidiaries. These nonbank subsidiaries are generally not subject to regulatory restrictions on their payment of dividends except that the approval of the Office of Thrift Supervision ("OTS") may be required if total dividends declared by a savings association in any calendar year exceed amounts specified by that agency's regulations.

CONDENSED STATEMENT OF INCOME

                                                  Citicorp (Parent Company Only)
In Millions of Dollars                             1996       1995        1994
--------------------------------------------------------------------------------
REVENUE
Dividends from Subsidiary Banks                   $2,400     $1,600     $   100
Dividends from Subsidiaries Other Than Banks       1,099        730         900
Interest from Subsidiaries                           789        787         579
Other Revenue(1)                                      67         72          36
                                                  ------     ------     -------
                                                   4,355      3,189       1,615
                                                  ------     ------     -------
EXPENSE
Interest on Other Borrowed Funds                     101        132         102
Interest and Fees Paid to Subsidiaries               126        137         111
Interest on Long-Term Debt                           890        947         730
Other Expense                                         22         14          21
                                                  ------     ------     -------
                                                   1,139      1,230         964
                                                  ------     ------     -------
Income Before Taxes and Equity in
   Undistributed Income of Subsidiaries            3,216      1,959         651
Income Tax Benefit--Current                           88        102         132
Equity in Undistributed Income
   of Subsidiaries, Before Cumulative
   Effect of Accounting Change                       484      1,403       2,639
                                                  ------     ------     -------
INCOME BEFORE CUMULATIVE
   EFFECT OF ACCOUNTING CHANGE
   OF SUBSIDIARIES                                 3,788      3,464       3,422
Equity in Cumulative Effect of
   Accounting Change of Subsidiaries                  --         --         (56)
                                                  ------     ------     -------
NET INCOME                                        $3,788     $3,464     $ 3,366
--------------------------------------------------==============================

(1) Includes net securities gains of $13 million, $1 million, and $2 million in 1996, 1995, and 1994, respectively.

CONDENSED BALANCE SHEET
                                                  Citicorp (Parent Company Only)
In Millions of Dollars                      DECEMBER 31, 1996  December 31, 1995
--------------------------------------------------------------------------------
ASSETS
Deposits with Subsidiary Banks,
  Principally Interest-Bearing                        $ 2,201            $ 2,424
Securities--Available for Sale                          1,685              1,207
Investments in and Advances to:
  Citibank, N.A. and Other
    Subsidiary Banks                                   24,567             23,461
  Subsidiaries Other Than Banks                         7,771              8,386
Other Assets                                              534                477
                                                      -------            -------
TOTAL                                                 $36,758            $35,955
------------------------------------------------------==========================
LIABILITIES AND STOCKHOLDERS' EQUITY
Purchased Funds and Other Borrowings                  $   968            $ 1,466
Advance from Subsidiaries                                 197                 94
Other Liabilities                                       1,399              1,240
Long-Term Debt (Note 1)                                13,163             13,574
Junior Subordinated Deferrable
  Interest Debentures Held by Trust (Note 1)              309                 --
Stockholders' Equity                                   20,722             19,581
                                                      -------            -------
TOTAL                                                 $36,758            $35,955
------------------------------------------------------==========================

CONDENSED STATEMENT OF CASH FLOWS
                                                  Citicorp (Parent Company Only)
In Millions of Dollars                             1996        1995        1994
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                    $   3,788   $   3,464   $   3,366
Adjustments to Reconcile Net
  Income to Net Cash Provided
  by Operating Activities:
    Equity in Undistributed Income
      of Subsidiaries, Before
      Cumulative Effect of
      Accounting Change                            (484)     (1,403)     (2,639)
    Equity in Cumulative Effect of
      Accounting Change of
      Subsidiaries                                   --          --          56
    Other, Net                                       29         203        (215)
                                              ---------   ---------   ---------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES                            3,333       2,264         568
                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Securities:
    Purchases                                    (3,216)     (2,394)     (5,710)
    Sales                                         1,581         471       2,602
    Maturities                                    1,175       1,525       4,059
  Subsidiaries:
    Investments and Advances                    (32,871)    (78,370)   (277,810)
    Repayment of Advances                        33,780      78,670     275,214
                                              ---------   ---------   ---------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                              449         (98)     (1,645)
                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Purchased Funds and Other Borrowings:
    Proceeds                                      5,483       5,194      35,701
    Repayments                                   (5,980)     (5,354)    (35,178)
  Advances from Subsidiaries:
    Proceeds                                         98           5       1,419
    Repayments                                       (2)        (84)     (1,321)
  Long-Term Debt:
    Proceeds                                      2,470       2,758       3,065
    Repayments                                   (2,839)     (2,616)     (2,819)
  Proceeds from Issuance of
    Junior Subordinated
    Deferrable Interest Debentures
    Held by Trust                                   309          --          --
  Preferred Stock:
    Proceeds from Issuance                           --         390         388
    Redemption                                       --        (125)       (100)
  Common Stock Issuance Proceeds                    537         416         226
  Treasury Stock Transactions                    (3,069)     (1,531)         (5)
  Dividends Paid                                 (1,012)       (835)       (533)
                                              ---------   ---------   ---------
NET CASH (USED IN) PROVIDED
  BY FINANCING ACTIVITIES                        (4,005)     (1,782)        843
                                              ---------   ---------   ---------
Net (Decrease) Increase in
  Deposits with Subsidiary Banks                   (223)        384        (234)
Deposits with Subsidiary Banks
  at Beginning of Year                            2,424       2,040       2,274
                                              ---------   ---------   ---------
DEPOSITS WITH SUBSIDIARY
  BANKS AT END OF YEAR                        $   2,201   $   2,424   $   2,040
----------------------------------------------=================================
Cash Paid During the Year for:
  Interest                                    $     929   $     980   $     779
  Income Taxes                                      794         783         785
--------------------------------------------------------------------------------

QUARTERLY FINANCIAL INFORMATION

                                                                                             Citicorp and Subsidiaries

In Millions of Dollars Except Share Data                                  1996                                    1995
------------------------------------------------------------------------------  --------------------------------------
                                             4th       3rd       2nd       1st       4th       3rd       2nd       1st
                                        ------------------------------------------------------------------------------
Net Interest Revenue                    $  2,818  $  2,709  $  2,728  $  2,685  $  2,560  $  2,598  $  2,468  $  2,325
Fees, Commissions, and Other Revenue       2,547     2,301     2,265     2,143     2,229     2,159     2,221     2,118
                                        --------  --------  --------  --------  --------  --------  --------  --------
TOTAL REVENUE                              5,365     5,010     4,993     4,828     4,789     4,757     4,689     4,443
Provision for Credit Losses                  504       449       479       494       531       576       493       391
Operating Expense                          3,281     3,078     2,978     2,860     2,818     2,793     2,798     2,693
                                        --------  --------  --------  --------  --------  --------  --------  --------
INCOME BEFORE TAXES                        1,580     1,483     1,536     1,474     1,440     1,388     1,398     1,359
Income Taxes                                 593       548       584       560       535       511       545       530
                                        --------  --------  --------  --------  --------  --------  --------  --------
NET INCOME                              $    987  $    935  $    952  $    914  $    905  $    877  $    853  $    829
----------------------------------------==============================================================================
EARNINGS PER SHARE(1)(2)
On Common and Common Equivalent Shares  $   1.97  $   1.85  $   1.86  $   1.82  $   1.89  $   1.79  $   1.76  $   1.71
Assuming Full Dilution                      1.97      1.85      1.86      1.75      1.72      1.62      1.57      1.53
----------------------------------------------------------------------------------------------------------------------
CASH DIVIDENDS DECLARED
Preferred Stock                         $     38  $     38  $     38  $     47  $     72  $     83  $     96  $     92
Common Stock                                 211       213       216       210       127       127       119       119
Common Stock, Per Share                     0.45      0.45      0.45      0.45      0.30      0.30      0.30      0.30
----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                            $281,018  $271,930  $266,824  $263,566  $256,853  $257,536  $256,994  $269,013
----------------------------------------------------------------------------------------------------------------------
COMMON STOCK PRICE RANGE(3)
High                                    $109 1/4   $90 5/8   $86 5/8       $81   $73 5/8   $71 7/8   $59 3/4       $45
Low                                       91 3/8    76 1/4    75 3/8    62 1/2    63 5/8    58 3/8    42 5/8    38 7/8
Close                                    103        90 5/8    82 3/4        80    67 1/4    70 3/4    57 7/8    42 5/8
----------------------------------------------------------------------------------------------------------------------

(1)  See Note 10 to the consolidated financial statements.
(2) Full year 1995 earnings per share amounts exceed the amounts that would be derived from adding the quarterly periods, since common equivalent share amounts in the first three quarters of 1995 related to unredeemed Series 15 preferred shares, computed under applicable accounting guidelines, were higher based on market prices in those quarters.
(3)  Based on the New York Stock Exchange Composite Listing.

10-K CROSS-REFERENCE INDEX

This Annual Report and Form 10-K incorporate into a single document the requirements of the accounting profession and the Securities and Exchange Commission, including a comprehensive explanation of 1996 results.

     Certain statistical data required by the Securities and Exchange Commission is included on pages 26 and 75 through 83.

--------------------------------------------------------------------------------
PART I                                                                      PAGE

ITEM  1   BUSINESS ..................................  4-23, 25-38, 41-42, 84-85

ITEM  2   PROPERTIES .......................................................  85

ITEM  3   LEGAL PROCEEDINGS ............................................   72,84

ITEM  4   NOT APPLICABLE
--------------------------------------------------------------------------------

PART II

ITEM  5   MARKET FOR THE REGISTRANT'S
          COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS ......................................    73,75,90

ITEM  6   SELECTED FINANCIAL DATA ......................................   26,44

ITEM  7   MANAGEMENT'S DISCUSSION AND
          ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS .....................  4-23,26-48,73,74,79,82,85

ITEM  8   FINANCIAL STATEMENTS AND
          SUPPLEMENTARY DATA ............................................  50-83

ITEM  9   NOT APPLICABLE
--------------------------------------------------------------------------------

PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS
          OF THE REGISTRANT .................................................  *

ITEM 11   EXECUTIVE COMPENSATION ............................................  *

ITEM 12   SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT ..................................  *

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS ......................................................  *
--------------------------------------------------------------------------------

PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT
          SCHEDULES, AND REPORTS ON FORM 8-K ...............................  86
--------------------------------------------------------------------------------

* Citicorp's 1997 Proxy Statement is incorporated herein by reference. Such incorporation by reference shall not include the information referred to in
   Item 402(a)(8) of Regulation S-K.

FINANCIAL DATA SUPPLEMENT

AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS(1)(2)
                                                       Citicorp and Subsidiaries

                                                          AVERAGE VOLUME                      INTEREST          % AVERAGE RATE
------------------------------------------------------------------------  ----------------------------  ----------------------
In Millions of Dollars                          1996      1995      1994      1996      1995      1994    1996    1995    1994
------------------------------------------------------------------------------------------------------------------------------
INTEREST REVENUE
LOANS (NET OF UNEARNED INCOME)(3)
Consumer Loans
In U.S. Offices                             $ 54,179  $ 50,918  $ 44,290  $  5,749  $  5,607  $  4,544   10.61   11.01   10.26
In Offices Outside the U.S.(4)                51,282    48,811    42,555     6,489     6,251     5,309   12.65   12.81   12.48
                                            --------  --------  --------  --------  --------  --------
    Total Consumer Loans                     105,461    99,729    86,845    12,238    11,858     9,853   11.60   11.89   11.35
                                            --------  --------  --------  --------  --------  --------
Commercial Loans
In U.S. Offices
  Commercial and Industrial                    8,927     9,982    10,284       827       883       770    9.26    8.85    7.49
  Mortgage and Real Estate                     4,256     5,413     6,628       330       413       409    7.75    7.63    6.17
  Loans to Financial Institutions                481       426       438        41        20        17    8.52    4.69    3.88
  Lease Financing                              3,219     3,198     3,481       211       231       238    6.55    7.22    6.84
In Offices Outside the U.S.(4)                43,387    37,921    34,397     4,867     4,405     4,954   11.22   11.62   14.40
                                            --------  --------  --------  --------  --------  --------
    Total Commercial Loans                    60,270    56,940    55,228     6,276     5,952     6,388   10.41   10.45   11.57
                                            --------  --------  --------  --------  --------  --------
    Total Loans                              165,731   156,669   142,073    18,514    17,810    16,241   11.17   11.37   11.43
                                            --------  --------  --------  --------  --------  --------
FEDERAL FUNDS SOLD AND RESALE AGREEMENTS
In U.S. Offices                                8,774    11,816    14,924       460       675       593    5.24    5.71    3.97
In Offices Outside the U.S.(4)                 3,730     2,408     2,725       442       381     2,725   11.85   15.82  100.00
                                            --------  --------  --------  --------  --------  --------
    Total                                     12,504    14,224    17,649       902     1,056     3,318    7.21    7.42   18.80
                                            --------  --------  --------  --------  --------  --------
SECURITIES
At Cost/Lower of Cost or Market
In U.S. Offices--Taxable                          --     1,460     1,962        --        96       114      --    6.58    5.81
In Offices Outside the U.S.(4)                    --     3,090     3,173        --       236       204      --    7.64    6.43
                                            --------  --------  --------  --------  --------  --------
    Total                                         --     4,550     5,135        --       332       318      --    7.30    6.19
                                            --------  --------  --------  --------  --------  --------
At Fair Value
In U.S. Offices
  Taxable                                      7,276     5,419     4,263       351       254       179    4.82    4.69    4.20
  Exempt from U.S. Income Tax                  1,708     1,599     1,297       110       107        90    6.44    6.69    6.94
In Offices Outside the U.S.(4)                15,189     8,465     7,868     1,342       879       702    8.84   10.38    8.92
                                            --------  --------  --------  --------  --------  --------
    Total                                     24,173    15,483    13,428     1,803     1,240       971    7.46    8.01    7.23
                                            --------  --------  --------  --------  --------  --------
    Total Securities                          24,173    20,033    18,563     1,803     1,572     1,289    7.46    7.85    6.94
                                            --------  --------  --------  --------  --------  --------
TRADING ACCOUNT ASSETS(5)
In U.S. Offices                                5,662    10,879    14,210       333       713       862    5.88    6.55    6.07
In Offices Outside the U.S.(4)                11,413    10,871    11,214       979     1,075     1,234    8.58    9.89   11.00
                                            --------  --------  --------  --------  --------  --------
    Total                                     17,075    21,750    25,424     1,312     1,788     2,096    7.68    8.22    8.24
                                            --------  --------  --------  --------  --------  --------
DEPOSITS AT INTEREST WITH BANKS
Principally in Offices Outside the U.S.(4)    12,559    11,288     9,609       858       770       895    6.83    6.82    9.31
                                            --------  --------  --------  --------  --------  --------
Interest-Earning Assets                      232,042   223,964   213,318  $ 23,389  $ 22,996  $ 23,839   10.08   10.27   11.18
                                                                          --------  --------  --------   -----   -----   -----
Non-Interest-Earning Assets                   38,112    44,817    47,686
                                            --------  --------  --------
TOTAL ASSETS                                $270,154  $268,781  $261,004
--------------------------------------------==================================================================================
INTEREST EXPENSE
DEPOSITS
In U.S. Offices
  Savings Deposits(6)                       $ 25,927  $ 24,715  $ 25,935  $    756  $    758  $    545    2.92    3.07    2.10
  Other Time Deposits                         12,556    11,756    11,148       782       741       646    6.23    6.30    5.79
In Offices Outside the U.S.(4)               116,565   110,236    98,536     7,436     7,403     7,805    6.38    6.72    7.92
                                            --------  --------  --------  --------  --------  --------
    Total                                    155,048   146,707   135,619     8,974     8,902     8,996    5.79    6.07    6.63
                                            --------  --------  --------  --------  --------  --------
TRADING ACCOUNT LIABILITIES(5)
In U.S. Offices                                2,463     2,851     3,052       142       179       174    5.77    6.28    5.70
In Offices Outside the U.S.(4)                 2,089     1,328     1,641       171       121        93    8.19    9.11    5.67
                                            --------  --------  --------  --------  --------  --------
    Total                                      4,552     4,179     4,693       313       300       267    6.88    7.18    5.69
                                            --------  --------  --------  --------  --------  --------
PURCHASED FUNDS AND OTHER BORROWINGS
In U.S. Offices                               14,286    20,805    25,613       888     1,306     1,238    6.22    6.28    4.83
In Offices Outside the U.S.(4)                 6,271     6,053     7,173       887     1,073     2,701   14.14   17.73   37.66
                                            --------  --------  --------  --------  --------  --------
    Total                                     20,557    26,858    32,786     1,775     2,379     3,939    8.63    8.86   12.01
                                            --------  --------  --------  --------  --------  --------
LONG-TERM DEBT
In U.S. Offices                               14,661    14,736    14,240       921     1,063       856    6.28    7.21    6.01
In Offices Outside the U.S.(4)                 4,356     3,492     2,724       426       368       844    9.78   10.54   30.98
                                            --------  --------  --------  --------  --------  --------
    Total                                     19,017    18,228    16,964     1,347     1,431     1,700    7.08    7.85   10.02
                                            --------  --------  --------  --------  --------  --------
Total Interest-Bearing Liabilities           199,174   195,972   190,062  $ 12,409  $ 13,012  $ 14,902    6.23    6.64    7.84
                                                                          --------  --------  --------   -----   -----   -----
Demand Deposits in U.S. Offices               12,368    11,636    12,363
Other Non-Interest-Bearing Liabilities        38,625    42,279    42,878
Total Stockholders' Equity                    19,987    18,894    15,701
                                            --------  --------  --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $270,154  $268,781  $261,004
--------------------------------------------==================================================================================
NET INTEREST REVENUE AS A PERCENTAGE
  OF AVERAGE INTEREST-EARNING ASSETS
In U.S. Offices(7)                          $ 94,544  $101,161  $101,777  $  4,517  $  4,238  $  3,896    4.78    4.19    3.83
In Offices Outside the U.S.(7)               137,498   122,803   111,541     6,463     5,746     5,041    4.70    4.68    4.52
                                            --------  --------  --------  --------  --------  --------
TOTAL                                       $232,042  $223,964  $213,318  $ 10,980  $  9,984  $  8,937    4.73    4.46    4.19
--------------------------------------------==================================================================================

(1) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.
(2) Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 1 to the consolidated financial statements.
(3)  Loans in the table above include cash-basis loans.
(4) Average rates in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain Latin American countries.
(5) The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest-earning assets and other non-interest bearing liabilities.
(6) Savings deposits consist of Insured Money Market Rate accounts, NOW accounts, and other savings deposits.
(7) Includes allocations for capital and funding costs based on the location of the asset.

ANALYSIS OF CHANGES IN NET INTEREST REVENUE

TAXABLE EQUIVALENT BASIS(1)                                1996 vs 1995                    1995 vs 1994
-------------------------------------------------------------------------------------------------------
                                          INCREASE (DECREASE)             INCREASE (DECREASE)
                                            DUE TO CHANGE IN:               DUE TO CHANGE IN:
                                          -------------------             --------
                                            AVERAGE   AVERAGE       NET     AVERAGE   AVERAGE       NET
In Millions of Dollars                       VOLUME      RATE    CHANGE(2)   VOLUME      RATE    CHANGE(2)
-----------------------------------------------------------------------   -----------------------------
LOANS--CONSUMER
In U.S. Offices                             $   351   $  (209)  $   142     $   713   $   350   $ 1,063
In Offices Outside the U.S.(3)                  313       (75)      238         798       144       942
                                            -------   -------   -------     -------   -------   -------
  TOTAL                                         664      (284)      380       1,511       494     2,005
                                            -------   -------   -------     -------   -------   -------
LOANS--COMMERCIAL
In U.S. Offices                                (177)       39      (138)       (132)      245       113
In Offices Outside the U.S.(3)                  617      (155)      462         474    (1,023)     (549)
                                            -------   -------   -------     -------   -------   -------
  TOTAL                                         440      (116)      324         342      (778)     (436)
                                            -------   -------   -------     -------   -------   -------
    Total Loans                               1,104      (400)      704       1,853      (284)    1,569
                                            -------   -------   -------     -------   -------   -------
FEDERAL FUNDS SOLD AND RESALE AGREEMENTS
In U.S. Offices                                (163)      (52)     (215)       (141)      223        82
In Offices Outside the U.S.(3)                  173      (112)       61        (285)   (2,059)   (2,344)
                                            -------   -------   -------     -------   -------   -------
  TOTAL                                          10      (164)     (154)       (426)   (1,836)   (2,262)
                                            -------   -------   -------     -------   -------   -------
SECURITIES
In U.S. Offices                                  27       (23)        4          51        23        74
In Offices Outside the U.S.(3)                  327      (100)      227          44       165       209
                                            -------   -------   -------     -------   -------   -------
  TOTAL                                         354      (123)      231          95       188       283
                                            -------   -------   -------     -------   -------   -------
TRADING ACCOUNT ASSETS
In U.S. Offices                                (313)      (67)     (380)       (214)       65      (149)
In Offices Outside the U.S.(3)                   52      (148)      (96)        (37)     (122)     (159)
                                            -------   -------   -------     -------   -------   -------
  TOTAL                                        (261)     (215)     (476)       (251)      (57)     (308)
                                            -------   -------   -------     -------   -------   -------
DEPOSITS AT INTEREST WITH BANKS
Principally in Offices Outside the U.S.(3)       87         1        88         140      (265)     (125)
                                            -------   -------   -------     -------   -------   -------
TOTAL INTEREST REVENUE                        1,294      (901)      393       1,411    (2,254)     (843)
-------------------------------------------------------------------------------------------------------
DEPOSITS
In U.S. Offices                                  81       (42)       39         (20)      328       308
In Offices Outside the U.S.(3)                  414      (381)       33         865    (1,267)     (402)
                                            -------   -------   -------     -------   -------   -------
  TOTAL                                         495      (423)       72         845      (939)      (94)
                                            -------   -------   -------     -------   -------   -------
TRADING ACCOUNT LIABILITIES
In U.S. Offices                                 (23)      (14)      (37)        (12)       17         5
In Offices Outside the U.S.(3)                   63       (13)       50         (20)       48        28
                                            -------   -------   -------     -------   -------   -------
  TOTAL                                          40       (27)       13         (32)       65        33
                                            -------   -------   -------     -------   -------   -------
PURCHASED FUNDS AND OTHER BORROWINGS
In U.S. Offices                                (405)      (13)     (418)       (259)      327        68
In Offices Outside the U.S.(3)                   37      (223)     (186)       (371)   (1,257)   (1,628)
                                            -------   -------   -------     -------   -------   -------
  TOTAL                                        (368)     (236)     (604)       (630)     (930)   (1,560)
                                            -------   -------   -------     -------   -------   -------
LONG-TERM DEBT
In U.S. Offices                                  (5)     (137)     (142)         31       176       207
In Offices Outside the U.S.(3)                   86       (28)       58         191      (667)     (476)
                                            -------   -------   -------     -------   -------   -------
  TOTAL                                          81      (165)      (84)        222      (491)     (269)
                                            -------   -------   -------     -------   -------   -------
TOTAL INTEREST EXPENSE                          248      (851)     (603)        405    (2,295)   (1,890)
-------------------------------------------------------------------------------------------------------
NET INTEREST REVENUE                        $ 1,046   $   (50)  $   996     $ 1,006   $    41   $ 1,047
--------------------------------------------===========================================================

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

LOANS OUTSTANDING

In Millions of Dollars at Year-End               1996        1995        1994        1993        1992
-----------------------------------------------------------------------------------------------------
CONSUMER LOANS
In U.S. Offices
  Mortgage and Real Estate                  $  23,421   $  22,604   $  21,089   $  22,719   $  26,140
  Installment, Revolving Credit, and Other     36,285      32,429      29,523      22,490      21,509
  Lease Financing                                  --          --          32         152         353
                                            ---------   ---------   ---------   ---------   ---------
                                               59,706      55,033      50,644      45,361      48,002
                                            ---------   ---------   ---------   ---------   ---------
In Offices Outside the U.S.
  Mortgage and Real Estate                     18,379      18,240      16,830      13,908      12,863
  Installment, Revolving Credit, and Other     33,905      32,521      29,303      25,355      23,011
  Lease Financing                                 754         765         732         672         746
                                            ---------   ---------   ---------   ---------   ---------
                                               53,038      51,526      46,865      39,935      36,620
                                            ---------   ---------   ---------   ---------   ---------
                                              112,744     106,559      97,509      85,296      84,622
Unearned Income                                  (897)       (916)       (909)       (942)     (1,169)
                                            ---------   ---------   ---------   ---------   ---------
Consumer Loans--Net                           111,847     105,643      96,600      84,354      83,453
                                            ---------   ---------   ---------   ---------   ---------
COMMERCIAL LOANS
In U.S. Offices
  Commercial and Industrial                     8,747       9,509      10,236       8,969      10,168
  Mortgage and Real Estate                      2,977       4,681       5,616       7,440       9,194
  Loans to Financial Institutions               1,035         365         297         269         271
  Lease Financing                               3,017       3,239       3,271       3,541       3,547
                                            ---------   ---------   ---------   ---------   ---------
                                               15,776      17,794      19,420      20,219      23,180
                                            ---------   ---------   ---------   ---------   ---------
In Offices Outside the U.S.
  Commercial and Industrial                    36,901      32,966      27,120      23,624      21,332
  Mortgage and Real Estate                      1,815       1,901       1,995       2,201       2,657
  Loans to Financial Institutions               4,837       4,229       3,263       3,123       3,300
  Governments and Official Institutions         2,252       2,180       3,265       4,807       5,055
  Lease Financing                               1,294       1,098         934         800         927
                                            ---------   ---------   ---------   ---------   ---------
                                               47,099      42,374      36,577      34,555      33,271
                                            ---------   ---------   ---------   ---------   ---------
                                               62,875      60,168      55,997      54,774      56,451
Unearned Income                                  (110)       (169)       (177)       (161)       (194)
                                            ---------   ---------   ---------   ---------   ---------
Commercial Loans--Net                          62,765      59,999      55,820      54,613      56,257
                                            ---------   ---------   ---------   ---------   ---------
Total Loans--Net of Unearned Income           174,612     165,642     152,420     138,967     139,710
Allowance for Credit Losses                    (5,503)     (5,368)     (5,155)     (4,379)     (3,859)
                                            ---------   ---------   ---------   ---------   ---------
TOTAL LOANS--NET OF UNEARNED
  INCOME AND ALLOWANCE FOR CREDIT LOSSES    $ 169,109   $ 160,274   $ 147,265   $ 134,588   $ 135,851
--------------------------------------------=========================================================

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES
MATURITIES OF THE GROSS COMMERCIAL LOAN PORTFOLIO

                                                              DUE  OVER 1 BUT
                                                           WITHIN      WITHIN        OVER
In Millions of Dollars at Year-End                         1 YEAR     5 YEARS     5 YEARS       TOTAL
-----------------------------------------------------------------------------------------------------
In U.S. Offices
    Commercial and Industrial Loans                     $   3,566   $   3,715   $   1,466   $   8,747
    Mortgage and Real Estate                                  900       1,614         463       2,977
    Loans to Financial Institutions                           507         388         140       1,035
    Lease Financing                                           690       1,386         941       3,017
In Offices Outside the U.S.                                34,322       9,106       3,671      47,099
                                                        ---------   ---------   ---------   ---------
TOTAL                                                   $  39,985   $  16,209   $   6,681   $  62,875
--------------------------------------------------------=============================================
Sensitivity of Loans Due After One Year to
  Changes in Interest Rates(1)
    Loans at Predetermined Interest Rates                           $   3,942   $   1,886
    Loans at Floating or Adjustable Interest Rates                     12,267       4,795
                                                                    ---------   ---------
TOTAL                                                               $  16,209   $   6,681
--------------------------------------------------------------------=====================------------

(1) Based on contractual terms. Repricing characteristics may effectively be modified from time to time using derivative contracts. See Note 1 to the consolidated financial statements.

CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS(1)

In Millions of Dollars at Year-End                  1996    1995    1994    1993    1992
----------------------------------------------------------------------------------------
COMMERCIAL CASH-BASIS LOANS
Collateral-Dependent (at Lower of
  Cost or Collateral Value)(2)                    $  263  $  779  $1,347  $2,704  $4,086
Other                                                642     755     770   1,970   2,920
                                                  ------  ------  ------  ------  ------
TOTAL COMMERCIAL CASH-BASIS LOANS                 $  905  $1,534  $2,117  $4,674  $7,006
--------------------------------------------------======================================
COMMERCIAL CASH-BASIS LOANS
In U.S. Offices                                   $  292  $  925  $1,547  $2,841  $4,689
In Offices Outside the U.S.                          613     609     570   1,833   2,317
                                                  ------  ------  ------  ------  ------
TOTAL COMMERCIAL CASH-BASIS LOANS                 $  905  $1,534  $2,117  $4,674  $7,006
--------------------------------------------------======================================
COMMERCIAL RENEGOTIATED LOANS
In U.S. Offices                                   $  264  $  309  $  563  $  641  $  267
In Offices Outside the U.S.                           57     112     155      67      56
                                                  ------  ------  ------  ------  ------
TOTAL COMMERCIAL RENEGOTIATED LOANS               $  321  $  421  $  718  $  708  $  323
--------------------------------------------------======================================
CONSUMER LOANS ON WHICH ACCRUAL OF
  INTEREST HAD BEEN SUSPENDED
In U.S. Offices                                   $1,116  $1,413  $1,538  $1,965  $2,323
In Offices Outside the U.S.                        1,071   1,247   1,066     948     849
                                                  ------  ------  ------  ------  ------
TOTAL CONSUMER LOANS ON WHICH ACCRUAL
  OF INTEREST HAD BEEN SUSPENDED                  $2,187  $2,660  $2,604  $2,913  $3,172
--------------------------------------------------======================================
ACCRUING LOANS 90 OR MORE DAYS DELINQUENT(3)
In U.S. Offices                                   $  696  $  499  $  415  $  635  $  671
In Offices Outside the U.S.                          422     498     460     421     382
                                                  ------  ------  ------  ------  ------
TOTAL ACCRUING LOANS 90 OR MORE DAYS DELINQUENT   $1,118  $  997  $  875  $1,056  $1,053
--------------------------------------------------======================================

(1) For a discussion of risks in the consumer loan portfolio, see pages 34 and 35, and of commercial cash-basis loans, see page 37.
(2) A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.
(3) Includes consumer loans of $1.0 billion, $951 million, $828 million, $802 million, and $857 million at December 31, 1996, 1995, 1994, 1993, and 1992, respectively, of which $239 million, $208 million, $150 million, $114 million, and $109 million, respectively, are government-guaranteed student loans.

OTHER REAL ESTATE OWNED (OREO) AND ASSETS PENDING DISPOSITION(1)

In Millions of Dollars at Year-End                  1996    1995    1994    1993    1992
----------------------------------------------------------------------------------------
CONSUMER OREO                                     $  452  $  529  $  569  $  733  $  869
COMMERCIAL OREO                                      614     625     958   1,637   1,875
                                                  ------  ------  ------  ------  ------
TOTAL OREO                                        $1,066  $1,154  $1,527  $2,370  $2,744
--------------------------------------------------======================================
ASSETS PENDING DISPOSITION(2)                     $  160  $  205  $  195  $  429  $  346
--------------------------------------------------======================================

(1)  Carried at lower of cost or collateral value.
(2) Represents Consumer residential mortgage loans that have a high probability of foreclosure.

FOREGONE INTEREST REVENUE ON LOANS(1)

                                                      In  In Offices
                                                    U.S.     Outside        1996
In Millions of Dollars                           Offices    the U.S.       Total
--------------------------------------------------------------------------------
Interest Revenue that Would Have Been
  Accrued at Original Contractual Rates(2)          $232        $299        $531
Amount Recognized as Interest Revenue(2)             153         107         260
                                                    ----        ----        ----
FOREGONE INTEREST REVENUE                           $ 79        $192        $271
----------------------------------------------------============================

(1) Relates to commercial cash-basis and renegotiated loans and consumer loans on which accrual of interest had been suspended.
(2) Interest revenue in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain countries.

DETAILS OF CREDIT LOSS EXPERIENCE

In Millions of Dollars at Year-End                  1996      1995      1994      1993      1992
------------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES AT
 BEGINNING OF YEAR                               $ 5,368   $ 5,155   $ 4,379   $ 3,859   $ 3,308
                                                 -------   -------   -------   -------   -------
ADDITIONS
Provision for Credit Losses                        1,926     1,991     1,881     2,600     4,146
DEDUCTIONS
GROSS CREDIT LOSSES
CONSUMER(1)
In U.S. Offices                                    1,296     1,137     1,120     1,245     1,744
In Offices Outside the U.S.                          876       825       594       504       494
COMMERCIAL
Mortgage and Real Estate:
  In U.S. Offices                                     27       118       200       333       813
  In Offices Outside the U.S.                         32        25        48       132       249
Governments and Official
 Institutions in Offices Outside the U.S.             --        37        --       131        40
Loans to Financial Institutions
 in Offices Outside the U.S.                          12        11        --         9         2
Commercial and Industrial:
  In U.S. Offices                                     36        48        57       148       408
  In Offices Outside the U.S.                        159       137        64       175       305
                                                 -------   -------   -------   -------   -------
                                                   2,438     2,338     2,083     2,677     4,055
                                                 -------   -------   -------   -------   -------
CREDIT RECOVERIES
CONSUMER(1)
In U.S. Offices                                      228       231       214       207       189
In Offices Outside the U.S.                          216       187       147       132       130
COMMERCIAL
Mortgage and Real Estate:
  In U.S. Offices                                     88        26        15        48         4
  In Offices Outside the U.S.                          8        21         8         8         1
Governments and Official Institutions
 in Offices Outside the U.S.                          81        52       240        42        13
Loans to Financial Institutions in
 Offices Outside the U.S.                              1         1         3        22        10
Commercial and Industrial:
  In U.S. Offices                                     46        82        64        54        37
  In Offices Outside the U.S.                         44        46       248       105        95
                                                 -------   -------   -------   -------   -------
                                                     712       646       939       618       479
                                                 -------   -------   -------   -------   -------
NET CREDIT LOSSES
In U.S. Offices                                      997       964     1,084     1,417     2,735
In Offices Outside the U.S.                          729       728        60       642       841
                                                 -------   -------   -------   -------   -------
                                                   1,726     1,692     1,144     2,059     3,576
                                                 -------   -------   -------   -------   -------
OTHER-NET(2)                                         (65)      (86)       39       (21)      (19)
                                                 -------   -------   -------   -------   -------
ALLOWANCE FOR CREDIT LOSSES AT END OF YEAR       $ 5,503   $ 5,368   $ 5,155   $ 4,379   $ 3,859
-------------------------------------------------===============================================
Net Consumer Credit Losses                       $ 1,728   $ 1,544   $ 1,353   $ 1,410   $ 1,919
  As a Percentage of Average Consumer Loans         1.64      1.55      1.56      1.73      2.16

Net Commercial Credit (Recoveries) Losses             (2)      148      (209)      649     1,657
  As a Percentage of Average Commercial Loans         NM      0.26        NM      1.13      2.80
------------------------------------------------------------------------------------------------

(1) Consumer credit losses and recoveries primarily relate to revolving credit and installment loans.
(2) Includes net transfers (to) from the reserve for sold Consumer portfolios and foreign currency translation effects.

NM   Not meaningful, as net recoveries result in a negative percentage.

AVERAGE DEPOSIT LIABILITIES IN OFFICES OUTSIDE THE U.S.(1)

In Millions of Dollars at Year-End           1996                   1995                   1994
-----------------------------------------------------------------------------------------------
                                        % AVERAGE              % Average              % Average
                               AVERAGE   INTEREST     Average   Interest     Average   Interest
                               BALANCE       RATE     Balance       Rate     Balance       Rate
-------------------------------------------------    -------------------    -------------------
Banks(2)                      $ 10,528       8.44    $ 12,777       8.18    $ 12,890      18.89
Other Demand Deposits           28,801       3.27      25,569       3.52      25,671       2.31
Other Time and
  Savings Deposits(2)           85,176       6.58      79,157       6.89      66,695       7.16
                              --------       ----    --------       ----    --------      -----
TOTAL                         $124,505       5.97    $117,503       6.30    $105,256       7.42
------------------------------========---------------========---------------========-----------

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

TIME DEPOSITS IN U.S. OFFICES
Maturity Profile




In Millions of Dollars                    UNDER  OVER 3 TO  OVER 6 TO       OVER
($100,000 or more) at Year-End 1996    3 MONTHS   6 MONTHS  12 MONTHS  12 MONTHS
--------------------------------------------------------------------------------
Certificates of Deposit                  $2,635       $565       $382       $328
Other Time Deposits                         488        127         46        234
--------------------------------------------------------------------------------

PURCHASED FUNDS AND OTHER BORROWINGS(1)

                            FEDERAL FUNDS PURCHASED
                          AND SECURITIES SOLD UNDER
                              REPURCHASE AGREEMENTS(2)           COMMERCIAL PAPER(3)       OTHER FUNDS BORROWED(2)
                        ---------------------------   ---------------------------   ---------------------------
In Millions of Dollars     1996      1995      1994      1996      1995      1994      1996      1995      1994
---------------------------------------------------------------------------------------------------------------
Amount Outstanding at
  Year-End              $ 9,995   $ 7,904   $12,097   $ 1,238   $ 1,633   $ 1,520   $ 6,958   $ 6,797   $ 7,290
Average Outstanding
  During the Year        12,851    18,890    24,160     1,665     1,718     1,938     6,041     6,250     6,688
Maximum Month-End
  Outstanding            14,474    21,960    26,857     1,767     1,831     2,269     6,958     7,383     8,157
---------------------------------------------------------------------------------------------------------------
Weighted-Average
 Interest Rate
   During the Year         5.81%     6.25%     4.86%     5.35%     5.88%     4.44%    15.54%    17.57%    40.06%
   At Year-End             6.20      6.51      5.36      6.86      5.94      5.53      8.81     13.63     13.51
---------------------------------------------------------------------------------------------------------------

(1) Original maturities of less than one year. Interest rates and amounts include the effects of risk management activities. See Note 1 to the consolidated financial statements.
(2) Rates reflect the impact of the local interest rates prevailing in certain Latin American countries.
(3) Amounts outstanding at December 31, 1996, 1995, and 1994 include $463 million, $452 million, and $462 million, respectively, issued by The Student Loan Corporation.

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

COUNTRIES WITH OUTSTANDINGS EXCEEDING 1% OF TOTAL ASSETS(1)(2)

                                                                                                   1996          1995          1994
-----------------------------------------------------------------------------------------------------------------------------------
                                               CROSS-BORDER AND NON-LOCAL
                                         CURRENCY CLAIMS ON THIRD PARTIES  INVESTMENTS IN
-------------------------------------------------------------------------  AND FUNDING OF
                                                PUBLIC   PRIVATE           LOCAL CITICORP         TOTAL         Total         Total
In Billions of Dollars at Year-End      BANKS   SECTOR    SECTOR    TOTAL      FRANCHISES  OUTSTANDINGS  Outstandings  Outstandings
-----------------------------------------------------------------------------------------------------------------------------------
Brazil(3)                                $0.3     $2.3     $2.5     $5.1             $1.8          $6.9          $5.1          $4.0
United Kingdom                            0.4      0.9      4.2      5.5              0.9           6.4           7.6           6.7
Japan                                     0.2      0.2      1.8      2.2              1.3           3.5           3.6           2.0
Singapore                                 0.1      0.1      1.5      1.7              1.7           3.4           2.5           2.0
Argentina(3)                              0.1       --      2.5      2.6              0.7           3.3           2.9           2.5
Germany                                   0.1      0.7      0.4      1.2              1.9           3.1           2.7           1.3
Mexico                                    0.2      1.9      0.5      2.6              0.3           2.9           2.9           4.1
-----------------------------------------------------------------------------------------------------------------------------------

(1) At December 31, 1996, legally binding cross-border and non-local currency commitments, including irrevocable letters of credit and commitments to extend credit, after adjustments to assign externally guaranteed commitments to the country of the guarantor, amounted to $6.8 billion in the United Kingdom, $1.4 billion in Germany, $1.1 billion in Japan, $0.3 billion in Singapore, $0.2 billion in Brazil and $0.1 billion in each of Mexico and Argentina.
(2) At December 31, 1996, cross-border and non-local currency outstandings in Australia ($2.4 billion) and South Korea ($2.2 billion) were between 0.75% and 1.0% of total assets. At December 31, 1995, such countries were Singapore, Australia ($2.4 billion), and South Korea ($2.1 billion). At December 31, 1994, such countries were Argentina, Australia ($2.2 billion), Singapore, and Japan.
(3) Includes outstandings funded with non-local currency liabilities where the funds providers agree that, in the event their claims cannot be repaid in U.S. dollars or other non-local currency due to a sovereign event, they will accept payment in local currency or wait to receive the non-local currency at such time as it becomes available. Such amounts at December 31, 1996, 1995, and 1994, respectively, were $2.0 billion, $1.4 billion, and $0.8 billion in Brazil; $1.6 billion, $1.6 billion, and $1.3 billion in Argentina.

CROSS-BORDER AND NON-LOCAL CURRENCY CLAIMS ON THIRD PARTIES

                                                   PUBLIC  PRIVATE   1996   1995
In Billions of Dollars at Year-End          BANKS  SECTOR   SECTOR  TOTAL  Total
--------------------------------------------------------------------------------
DEVELOPED MARKETS(1)                        $ 1.9   $ 3.1    $12.4  $17.4  $15.2
EMERGING MARKETS(1)
Latin America(2)                              0.9     6.0      7.0   13.9   11.7
Asia                                          1.2     0.8      7.2    9.2    7.9
Other                                         1.4     0.9      0.8    3.1    2.5
                                            -----   -----    -----  -----  -----
TOTAL(3)                                    $ 5.4   $10.8    $27.4  $43.6  $37.3
--------------------------------------------====================================

(1) Developed markets comprise activities in North America, Europe, and Japan. Emerging markets comprise activities in all other geographic areas.
(2) Cross-border and non-local currency claims on third parties in Latin America of $13.9 billion at December 31, 1996 compared with $11.7 billion at December 31, 1995. The increase primarily reflects the effect of short-term trade related transactions as well as increases in the value of Brady bonds held in the available-for-sale portfolio (see additional discussion on securities on page 59).
(3) Includes investments in affiliates of $1.4 billion at December 31, 1996 and $1.3 billion at December 31, 1995.

CONSENT OF INDEPENDENT AUDITORS

KPMG Peat Marwick LLP

Certified Public Accountants

The Board of Directors
Citicorp:

We consent to incorporation by reference of our report dated January 21, 1997 relating to the consolidated balance sheets of Citicorp and subsidiaries as of December 31, 1996 and 1995, the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, and the related consolidated balance sheets of Citibank, N.A. and subsidiaries as of December 31, 1996 and 1995, which report appears on page 49 of the 1996 Citicorp Annual Report and Form 10-K, in the following Registration Statements: of Citicorp Nos. 2-47648, 2-58678, 2-82298, 33-21332, 33-21331, 33-41751, 33-52601, 33-53261, and
333-00983 on Form S-8, Nos. 33-38589, 33-59791, 33-66094, and 333-20803 on Form
S-3, and No. 333-21143 on Form S-4; and of Citicorp Mortgage Securities, Inc., Citibank, N.A., and other affiliates, No. 33-66222 on Form S-3, and Nos. 33-6979, 33-6358, 33-36313, and 33-34670 on Form S-11.


/s/ KPMG Peat Marwick LLP

New York, New York
February 25, 1997

REGULATION AND SUPERVISION

Citicorp is a bank holding company within the meaning of the U.S. Bank Holding Company Act of 1956 ("BHC Act") registered with and subject to examination by the FRB. Citibank, N.A. ("Citibank"), as well as Citicorp's other national banking association subsidiaries, are primarily regulated by the OCC. Citicorp also has state-chartered bank subsidiaries which are subject to examination, supervision, and regulation by state regulators (New York and Delaware). The OTS also regulates Citicorp and is the primary regulator of Citicorp's U.S. savings association subsidiary. The Federal Deposit Insurance Corporation ("FDIC") insures deposits at Citicorp's U.S. depository institution subsidiaries and, in that capacity, also regulates those institutions. Citicorp also controls (either directly or indirectly through Citibank) overseas banks, branches, and agencies. In general, Citicorp's overseas activities are regulated by the FRB and are also regulated by supervisory authorities of the host countries.

     Citicorp's earnings and activities are affected by legislation, by actions of the FRB, OCC, FDIC, OTS, and other regulators, and by local legislative and administrative bodies and decisions of courts in the foreign and domestic jurisdictions in which Citicorp, Citibank, and their affiliates conduct business. For example, these include limitations on the ability of subsidiaries to pay dividends to Citicorp (see Note 14 to the consolidated financial statements), numerous federal and state consumer protection laws imposing requirements on the making, enforcement, and collection of consumer loans, and restrictions by regulators on the manner in which Citicorp engages in derivatives activities and in which it sells mutual funds and other uninsured investment products to customers.

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

     U.S. federal law imposes certain restrictions on transactions between Citicorp and its non-bank subsidiaries, on the one hand, and its federally insured depository institutions and their subsidiaries, including Citibank, on the other. With certain exceptions, federal law also imposes limitations on, and requires collateral for, extensions of credit by Citibank and other U.S. insured depository institutions to their non-bank affiliates, including Citicorp.

     Subject to certain limitations and restrictions, a U.S. bank holding company, with the prior approval of the FRB, may acquire an out-of-state bank. Banks in states that do not prohibit out-of-state mergers may merge, effective June 1997 or sooner if both states expressly permit such mergers, with the approval of the appropriate federal bank regulatory agency. A national or state bank may establish a de novo branch out of state if such branching is expressly permitted by the other state. A federal savings association is generally permitted to open a de novo branch in any state.

     Outside the U.S., subject to certain requirements for prior FRB consent or notice, Citicorp may acquire banks and Citibank may establish branches subject to local laws and to U.S. laws prohibiting companies from doing business in certain countries.

     The activities of U.S. bank holding companies are generally limited to managing or controlling banks. Nonbank acquisitions in the U.S. are generally limited to 5% of voting shares unless the FRB determines that the acquisition is so closely related to banking as to be a proper incident to banking or managing or controlling banks. Subject to prior FRB consent, a bank holding company may generally acquire less than 20% of a company that does not do business in the U.S. and 20% or more if the FRB finds that the activities are usual in connection with banking or finance outside the U.S. Citibank's U.S. activities are generally limited to those that the OCC determines to constitute the business of banking or to be incidental to banking. In the U.S., Citibank and its affiliates may underwrite and deal in specific categories of government-issued securities and may advise and sell as broker, but may not sponsor or distribute, mutual funds. Citicorp Securities, Inc., a nonbank subsidiary of Citicorp, is authorized by the FRB to underwrite and deal in securities, to a limited extent, subject to certain conditions. Outside the U.S., Citicorp subsidiaries may sponsor, distribute, and advise mutual funds and underwrite and deal in debt and, to a limited extent, equity securities, subject to local country laws.

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

     Citicorp and its U.S. insured depository institution subsidiaries are subject to risk-based capital and leverage guidelines issued by U.S. regulators for banks, savings associations, and bank holding companies. The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards and have defined five capital tiers, the highest of which is "well-capitalized." As of December 31, 1996, Citicorp's bank and thrift subsidiaries, including Citibank, were "well capitalized." See capital analysis on pages 42 and 43.

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

PROPERTIES

The principal offices of Citicorp and Citibank are located at 399 Park Avenue, New York, New York, a 39-story building of which two thirds is owned by Citibank. Citibank also owns one third of Citicorp Center, a 59-story building located at 153 East 53rd Street across Lexington Avenue from 399 Park Avenue. Citicorp occupies all of the space it owns in both buildings. Citibank also owns Citicorp at Court Square in Long Island City, New York and 111 Wall Street in New York City, which are totally occupied by Citicorp. In addition, Citicorp has major U.S. real estate holdings in Chicago; Hagerstown and Silver Spring, Maryland; Los Angeles; New Castle, Delaware; Rio Piedras, Puerto Rico; Sioux Falls, South Dakota; Tampa; San Antonio, Texas; and The Lakes, Nevada.

     Outside the U.S. Citicorp owns major corporate premises in various cities throughout the world including Buenos Aires; Caracas; Dusseldorf; Hong Kong; Lewisham and London, United Kingdom; Madrid; Manila; Mexico City; Paris; Rio de Janeiro; Sao Paulo; and Tokyo. Approximately 47% of the space Citicorp occupies worldwide is owned by Citicorp.

EFFECTS OF INFLATION

The impact of inflation on Citicorp and other financial institutions is significantly different from that on industries that require a high proportion of investment in fixed assets. The assets and liabilities of a financial institution are primarily monetary in nature. During periods of inflation, monetary assets lose value in terms of purchasing power, and monetary liabilities have corresponding purchasing power gains. The financial statements and other data appearing in this annual report, and in particular the discussion of price risk management on pages 41 and 42, illustrate how Citicorp operates in an environment of changing interest rates, foreign exchange rates, and inflationary trends.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITICORP

(Registrant)

/s/ Charles E. Long
-------------------
    Charles E. Long
Executive Vice President and Secretary

February 25, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 25, 1997 by the following persons in the capacities indicated:

/s/ Victor J. Menezes                  /s/ Thomas E. Jones
---------------------                  -------------------
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

D. Wayne Calloway                       Rozanne L. Ridgway
Paul J. Collins                         H. Onno Ruding
Kenneth T. Derr                         Robert B. Shapiro
John M. Deutch                          Frank A. Shrontz
Reuben Mark                             Franklin A. Thomas
Richard D. Parsons                      Edgar S. Woolard, Jr.
William R. Rhodes

EXHIBITS, FINANCIAL STATEMENTS SCHEDULES,
AND REPORTS ON FORM 8-K

Financial Statements filed for Citicorp and Subsidiaries:

Consolidated Statement of Income
Consolidated Balance Sheet
Consolidated Statement of Changes in Stockholders' Equity
Consolidated Statement of Cash Flows



     Citicorp filed a Current Report on Form 8-K dated October 15, 1996 (Item
5), which report included a summary of the consolidated operations of Citicorp for the three- and nine-month periods ended September 30, 1996. Citicorp filed a Current Report on Form 8-K dated January 21, 1997 (Item 5), which report included a summary of the consolidated operations of Citicorp for the year ended December 31, 1996.

     Calculation of Ratio of Income to Fixed Charges and Financial Data Schedules are filed herewith and the Indenture and Supplemental Indenture relating to certain Subordinated Debt Securities of Citicorp are filed herewith by incorporation by reference.

     Citicorp's principal subsidiaries and their place of incorporation or organization include:

Citibank, N.A.                               USA
Citibank (Nevada), N.A.                      USA
Citibank (South Dakota), N.A.                USA
Citibank Overseas Investment
  Corporation                                USA
Citicorp Holdings, Inc.                      Delaware
Citicorp Mortgage, Inc.                      Delaware
Citicorp Real Estate, Inc.                   Delaware
Citibank Delaware                            Delaware
Citibank (New York State)                    New York
Citibank Privatkunden A.G.                   Germany
Citibank A.G.                                Germany
Citibank Canada                              Canada
Citibank Espana                              Spain
Citibank, Federal Savings Bank               USA
Citibank International plc                   United Kingdom
Citibank Investments, Ltd.                   United Kingdom
Citibank Limited                             Australia
Citibank Malaysia                            Malaysia
Citibank Mexico, S.A. Grupo
  Financiero Citibank                        Mexico
Citibank (Switzerland)                       Switzerland
Citicorp Banking Corporation                 Delaware
Citicorp Securities, Inc.                    Delaware
Citicorp North America, Inc.                 Delaware
Citicorp Venture Capital Ltd.                New York
Court Square Capital Limited                 Delaware
The Student Loan Corporation                 Delaware
Citicorp USA, Inc.                           Delaware
Banco Citibank S.A.                          Brazil
Citibank Belgium S.A./N.V.                   Belgium
Citicorp Leasing, Inc.                       Delaware
Citibank a.s. (Czech Republic)               Czech Republic
Citicorp Finanziaria S.p.A.                  Italy


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

     Powers of Attorney of Directors Reed, Calloway, Collins, Derr, Deutch, Mark, Parsons, Rhodes, Ridgway, Ruding, Shapiro, Shrontz, Thomas, and Woolard as Directors and/or officers of Citicorp are filed herewith.

CITICORP AND CITIBANK DIRECTORS' COMMITTEES

AUDIT COMMITTEES: SUPERVISE INDEPENDENT AUDITS AND OVERSEE THE ESTABLISHMENT OF APPROPRIATE ACCOUNTING POLICIES FOR CITICORP AND CITIBANK, N.A.

Members Citicorp & Citibank, N.A.: Robert B. Shapiro, Chairman; John M. Deutch, Reuben Mark, Richard D. Parsons and Rozanne L. Ridgway.

The Audit Committees of Citicorp and Citibank, N.A. (the "committee"), whose members are all independent outside directors, meet with members of senior management as the committee deems appropriate.

Its principal functions include reviews of: the audit plans, scope of audit and audit findings of both independent auditors and the corporation's internal corporate audit group; significant tax and legal matters; reports on credit portfolios and processes; and internal controls. Further, it is the responsibility of this committee to recommend to the Board the annual appointment of the independent auditors. The Board accepted the recommendation that KPMG Peat Marwick LLP be retained for 1997 and this proposal will be presented to the stockholders for approval at the Annual Meeting.

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


/s/ ROBERT B. SHAPIRO
ROBERT B. SHAPIRO

COMMITTEE ON DIRECTORS: RECOMMENDS QUALIFIED CANDIDATES FOR MEMBERSHIP ON THE BOARDS OF DIRECTORS OF CITICORP AND CITIBANK, N.A.

Members: John S. Reed, Chairman; D. Wayne Calloway, Reuben Mark, Frank A. Shrontz and Franklin A. Thomas.

The Committee on Directors solicits recommendations for prospective directors and, consistent with the needs of the corporation and representation of the various services and customers, recommends the approval of a candidate. The nominees are then presented to the Board, which proposes the slate of directors to be submitted to the stockholders at the Annual Meeting. In addition, the committee is charged with keeping current and recommending changes in directors' compensation.


/s/ JOHN S. REED
JOHN S. REED

COMMITTEE ON SUBSIDIARIES AND CAPITAL (CITICORP)

Members: Paul J. Collins, Chairman; D. Wayne Calloway, Kenneth T. Derr, Reuben Mark, Richard D. Parsons and Edgar S. Woolard, Jr.

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


/s/ PAUL J. COLLINS
PAUL J. COLLINS

CONSULTING COMMITTEE (CITIBANK, N.A.)

Members: Kenneth T. Derr, H. Onno Ruding and Edgar S. Woolard, Jr.

This committee, composed of those Citicorp directors who are not also directors of Citibank, N.A., attends all meetings of the Board of Directors of Citibank, N.A. and remains available to Citibank's Board as consultants on an "as needed" basis.


/s/ JOHN S. REED
JOHN S. REED

EXECUTIVE COMMITTEE: PROVIDES BACKUP FOR THE BOARDS OF DIRECTORS OF CITICORP AND CITIBANK, N.A.

Members Citicorp: Kenneth T. Derr, Frank A. Shrontz, Franklin A. Thomas and Edgar S. Woolard, Jr.

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


/s/ JOHN S. REED
JOHN S. REED

PERSONNEL COMMITTEE: OVERSEES EMPLOYEE POLICIES AND PROGRAMS OF CITICORP AND CITIBANK, N.A.

Members: Frank A. Shrontz, Chairman; D. Wayne Calloway, Kenneth T. Derr, Franklin A. Thomas and Edgar S. Woolard, Jr.

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

Members: Franklin A. Thomas, Chairman; John M. Deutch, Rozanne L. Ridgway and Frank A. Shrontz.

The Public Issues Committee's mission is to assure that the public interest is maintained in the performance of Citicorp's business roles. The committee reviews the corporation's policies, postures, practices and programs relating to public issues of significance to Citicorp and the public at large.


/s/ FRANKLIN A. THOMAS
FRANKLIN A. THOMAS

CITICORP AND CITIBANK, N.A. DIRECTORS

The Boards of Directors of Citicorp and Citibank, N.A. meet on the third Tuesday of the month to administer the affairs of the organizations. Certain specific operations and areas of the Corporation and the Bank are regularly monitored by the Directors' committees, whose activities are described on the preceding page.

+Director of Citicorp
*Director of Citibank, N.A.


D. WAYNE CALLOWAY+*             RICHARD D. PARSONS+*            FRANK A. SHRONTZ+*
Former Chairman and             President                       Chairman Emeritus
Chief Executive Officer         Time Warner, Inc.               The Boeing Company
PepsiCo, Inc.
                                JOHN S. REED+*                  FRANKLIN A. THOMAS+*
PAUL J. COLLINS+*               Chairman                        Former President
Vice Chairman                   Citicorp and Citibank, N.A.     The Ford Foundation
Citicorp and Citibank, N.A.
                                WILLIAM R. RHODES+*             EDGAR S. WOOLARD, JR+.
KENNETH T. DERR+                Vice Chairman                   Chairman
Chairman and                    Citicorp and Citibank, N.A.     E.I. du Pont de Nemours &
Chief Executive Officer                                         Company
Chevron Corporation             ROZANNE L. RIDGWAY+*
                                Former Assistant Secretary of
JOHN M. DEUTCH+*                State for Europe and Canada
Institute Professor
Massachusetts Institute         H. ONNO RUDING+
of Technology                   Vice Chairman
                                Citicorp and Citibank, N.A.
REUBEN MARK+*
Chairman and                    ROBERT B. SHAPIRO+*
Chief Executive Officer         Chairman, President and
Colgate-Palmolive Company       Chief Executive Officer
                                Monsanto Company

COUNTRY CORPORATE OFFICERS

ALGERIA                   ECUADOR                KOREA                        SAUDI ARABIA
Kamal B. Driss            Benjamin Franco        Robert A. Wilson, Jr.        Robert S. Eichfeld
ANGOLA                    EGYPT                  LEBANON                      SENEGAL
Graham A. Hurst           David W. Watson        Walid Alamuddin              Kandolo Kasongo
ARGENTINA                 EL SALVADOR            LUXEMBOURG                   SINGAPORE
Carlos M. Fedrigotti      Juan A. Miro           Steven J. Fee                Shehzad Naqvi
ARUBA                     FINLAND                MACAU                        SLOVAKIA
Juan de Dianous           Stephen W. McClintock  Stephen H. Long              David C. Francis
AUSTRALIA                 FRANCE                 MALAYSIA                     SOUTH AFRICA
Thomas M. McKeon          Claude Jouven          Sunil Sreenivasan            Terence M. Davidson
AUSTRIA                   GABON                  MEXICO                       SPAIN
A. Walter Hoellmer        Nuhad K. Saliba        Julio A. de Quesada          Amador Huertas
BAHAMAS                   GERMANY                MONACO                       SRI LANKA
M. Carmen Butler          Friedrich W. Menzel    Miklos I. Vasarhelyi         Nihal Welikala
BAHRAIN                   GREECE                 MOROCCO                      SUDAN
Mohammed E. Al-Shroogi    Dimitris P. Krontiras  Reza Ghaffari                Adnan A. Mohamed
BANGLADESH                GUAM                   NEPAL                        SWEDEN
Srinivasan Sridhar        Rashid M. Habib        Pravin Batra                 James E. Morrow
BELGIUM                   GUATEMALA              NETHERLANDS                  SWITZERLAND
Victor O. Toledo          Juan A. Miro           Chris I. Devries             Philippe Holderbeke
BOLIVIA                   HAITI                  NEW ZEALAND                  TAIWAN
Fernando Anker            Gladys M. Coupet       Bradden Nowland              Brian T. Clayton
BRAZIL                    HONDURAS               NIGERIA                      TANZANIA
Roberto V. do Valle       Sebastian Paredes      Michel A. Accad              Emeka Emuwa
BRUNEI                    HONG KONG              NORWAY                       THAILAND
Page W. Stockwell         Stephen H. Long        Per Kumle                    Shaukat Tarin
CANADA                    HUNGARY                OMAN                         TRINIDAD AND TOBAGO
Richard E. Lint           Richard D. Jackson     Ravi Bhatia                  Steve M. Bideshi
CAYMAN ISLANDS            INDIA                  PAKISTAN                     TUNISIA
M. Carmen Butler          David P. Conner        Syed Sajjad Razvi            Eric P. Stoclet
CHANNEL ISLANDS (JERSEY)  INDONESIA              PANAMA                       TURKEY
Clive S. Jones            Colin G. Woolcock      Eduardo C. Urriola           Dardo A. Sabarots
CHILE                     IRELAND                PARAGUAY                     UNITED ARAB EMIRATES
Ricardo J. Angles         Aidan M. Brady         Antonio Uribe                Ahmed S. Bin Brek
CHINA                     ISRAEL                 PERU                         UNITED KINGDOM
John M. Beeman            Ronny F. Strauss       Gustavo C. Marin             Ian D. Cormack
COLOMBIA                  ITALY                  PHILIPPINES                  URUGUAY
Eric R. Mayer             Sergio Ungaro          Suresh Maharaj               Douglas L. Peterson
COSTA RICA                JAMAICA                POLAND                       VENEZUELA
Henry Comber              Peter H. Moses         Marcel Polk                  Juan de Dianous
COTE D'IVOIRE             JAPAN                  PORTUGAL                     VIETNAM
Robert Thornton           Masamoto Yashiro       Alexander G. van Tienhoven   Bradley C. Lalonde
CZECH REPUBLIC            JORDAN                 PUERTO RICO                  VIRGIN ISLANDS (U.S.)
David R. Ansell           Suhair Al-Ali          Arthur P. Zeller             Arthur P. Zeller
DENMARK                   KAZAKSTAN              ROMANIA                      ZAIRE
Ineke Bussemaker          Richard L. Smith       David F. Garner              Mulongo J-C Masangu
DOMINICAN REPUBLIC        KENYA                  RUSSIA                       ZAMBIA
Robert D. Matthews, Jr.   Paul Fletcher          Stuart M. Lawson             Sanjeev Anand

CORPORATE STATE OFFICERS (U.S.)

CALIFORNIA                FLORIDA                MISSOURI                     NEW YORK
Frits F. Seegers          Carlos Palomares       Kevin M. Kessinger           Pamela P. Flaherty
COLORADO                  ILLINOIS               NEVADA                       SOUTH DAKOTA
Robert A. Gottlieb        Howard C. Morgan       Wilfried Jackson             Thomas W. Jones
CONNECTICUT               MARYLAND               NEW MEXICO                   TEXAS
Kenneth O. Danilo         Michael J. Looney      Edward J. Consroe            Mark J. Devine
DELAWARE
Richard T. Collins

STOCKHOLDER INFORMATION

NOTICE OF THE ANNUAL MEETING

The Annual Meeting of Stockholders will be held on Wednesday, April 9, 1997, at 9:00 a.m., in the James L. Knight International Center, Ashe Auditorium, 400 S.E. Second Avenue, Miami, Florida 33131.

A formal notice of this meeting, together with a proxy and a proxy statement, has been included with this annual report. Stockholders are urged to sign and return their proxies promptly to assure that the stock of the Corporation will be represented as fully as possible at the meeting.

Citicorp has approximately 52,000 common stockholders of record. About 83% of the Citicorp shares entitled to vote were voted in person or by proxy at the last annual stockholders' meeting on April 16, 1996.

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

TRANSFER AGENT AND REGISTRAR
Citibank, N.A., Issuer Services, Box 4855, New York, NY 10043

CO-TRANSFER AGENTS AND CO-REGISTRANTS
ChaseMellon Shareholder Services
400 South Hope Street
4th Floor
Los Angeles, California 90071
Att: Ron Lug

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

Securities and Exchange Commission
Washington, DC 20549
Form 10-K
Annual Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996, Commission File Number 1-5738

                                                                  CITICORP[Logo]
--------------------------------------------------------------------------------
Incorporated in the State of Delaware
IRS Employer Identification Number: 13-2614988
Address: 399 Park Avenue, New York, NY 10043
Telephone: (800) 285-3000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) AND (g)
OF THE ACT:

A list of Citicorp securities registered pursuant to Section 12(b) and (g) of the Securities Exchange Act of 1934 is available from Citicorp, Corporate Governance Department, 399 Park Avenue, Mezzanine, New York, NY 10043.

As of December 31, 1996, Citicorp had 463,217,018 shares of common stock outstanding.

Citicorp (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein nor in any amendment to this Form 10-K but is contained in Citicorp's 1997 Proxy Statement incorporated by reference in Part III of this Form 10-K.

The aggregate market value of Citicorp common stock held by non-affiliates of Citicorp on January 31, 1997 was approximately $53.4 billion.

Certain information has been incorporated by reference as described herein into
Part III of this annual report from Citicorp's 1997 Proxy Statement.

CITICORP SERVICE

We continue to build a worldwide organization dedicated to serving our customers and we take pride in the quality of service we deliver. The following addresses and phone numbers are part of our service commitment to help you obtain needed information and prompt assistance.

STOCKHOLDER INFORMATION

--------------------------------------------------------------------------------
For information about your stockholdings including: your Dividend Reinvestment Account, Lost Stock Certificates, Stock Transfer, Estate Inquiries/Transfer Requirements, contact: Citibank, N.A.,
c/o Citicorp Data Distribution, Inc., Customer Service Unit,
P.O. Box 308, Paramus, NJ 07653.                                  (800) 422-2066
--------------------------------------------------------------------------------
For all other stockholder concerns, contact:
Citicorp Corporate Governance, 399 Park Avenue, Mezzanine,
New York, NY 10043:                                               (212) 559-4822
--------------------------------------------------------------------------------
To view or retrieve copies of this annual report and other
Citicorp financial reports:                              http://www.citibank.com
--------------------------------------------------------------------------------
To request copies of Citicorp financial reports:                  (212) 559-0233
--------------------------------------------------------------------------------
INSTITUTIONAL INVESTORS:                                          (212) 559-2718
--------------------------------------------------------------------------------
GENERAL INFORMATION
For general information, directory assistance, or other inquiries:
                                                                  (800) 285-3000
--------------------------------------------------------------------------------

CUSTOMER INFORMATION
--------------------------------------------------------------------------------
CitiPhone Banking (consumer bank accounts)
  California/Nevada                                               (800) 756-7047
  Connecticut                                                     (800) 224-8781
  Florida                                                         (800) 374-9800
  Illinois
    within area codes 312 and 708                                 (312) 263-6660
    outside 312 and 708 area codes                                (800) 274-6660
  Maryland and Washington, D.C.                                   (800) 926-1067
  New York (Upstate)                                              (800) 934-1609
  New York Metropolitan Area
    within area codes:
    212, 718, 516, 914 and 201                                          627-3999
    outside the tri-state area                                    (800) 627-3999
  TDD Service                                                     (800) 945-0258
  Citibank ATM Locator Service                                    (800) 248-4286
Citibank Cards (MasterCard or Visa)                               (800) 950-5114
  Citibank Gold Card Customer Service                             (800) 950-5118
  TDD Service                                                     (800) 325-2865
  outside the U.S.                                  call collect: (605) 335-2222
Citibank Private Bank                                             (800) 967-1600
                                                                  (212) 559-5959
Citicorp Investment Services                                      (800) 846-5200
                                                                  (212) 820-2380
Citicorp Mortgage Inc.                                              800-MORTGAGE
Citibank Student Loans                                            (800) 967-2400
Diners Club/Carte Blanche                                         (800) 234-6377
  outside the U.S.                                  call collect: (303) 799-1504
Citicorp Travelers Checks                                         (800) 645-6556
  outside the U.S.                                  call collect: (813) 623-1709
Citicorp Insurance                                                (800) 497-4860
--------------------------------------------------------------------------------

(R)  CITICORP AND CITIBANK ARE REGISTERED TRADEMARKS
(C) COPYRIGHT CITICORP 1997. ALL RIGHTS RESERVED.
PRINTED IN THE U.S.A.                          Printed on recycled paper. [Logo]

                                    CITICORP
                                POWER OF ATTORNEY


The undersigned Director and/or Officer of CITICORP, a Delaware corporation, hereby constitutes and appoints, subject to adoption and approval by the Citicorp Board of Directors of the final form of Annual Report and Form 10-K for the fiscal year ended December 31, 1996, each of Charles E. Long, Executive Vice President and Secretary, George E. Seegers and Patricia K. Perlman his true and lawful attorney-in-fact and agent, in the name and on behalf of the undersigned, to do any and all acts and things to comply with the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and any and all rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, in connection with the filing under the Exchange Act of said Annual Report and Form 10-K of Citicorp, including specifically, but without limiting the generality of the foregoing, the power and authority to sign the name of the undersigned in his capacity as a Director and/or Officer of Citicorp to the appropriate signature pages of said Annual Report and Form 10-K to be filed with the Securities and Exchange Commission; and the undersigned hereby ratifies and confirms all that said attorneys-in-fact and agents, or any of them, shall do or cause to be done by virtue hereof.


                                          /s/ D. Wayne Calloway
                                          --------------------------------------
                                          Signature

                                              D. Wayne Calloway
                                          --------------------------------------
                                          Name (please print)

                                              February 25, 1997
                                          --------------------------------------
                                          Date

                                    CITICORP
                                POWER OF ATTORNEY


The undersigned Director and/or Officer of CITICORP, a Delaware corporation, hereby constitutes and appoints, subject to adoption and approval by the Citicorp Board of Directors of the final form of Annual Report and Form 10-K for the fiscal year ended December 31, 1996, each of Charles E. Long, Executive Vice President and Secretary, George E. Seegers and Patricia K. Perlman his true and lawful attorney-in-fact and agent, in the name and on behalf of the undersigned, to do any and all acts and things to comply with the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and any and all rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, in connection with the filing under the Exchange Act of said Annual Report and Form 10-K of Citicorp, including specifically, but without limiting the generality of the foregoing, the power and authority to sign the name of the undersigned in his capacity as a Director and/or Officer of Citicorp to the appropriate signature pages of said Annual Report and Form 10-K to be filed with the Securities and Exchange Commission; and the undersigned hereby ratifies and confirms all that said attorneys-in-fact and agents, or any of them, shall do or cause to be done by virtue hereof.


                                          /s/ Paul J. Collins
                                          --------------------------------------
                                          Signature

                                              Paul J. Collins
                                          --------------------------------------
                                          Name (please print)

                                              February 25, 1997
                                          --------------------------------------
                                          Date

                                    CITICORP
                                POWER OF ATTORNEY


The undersigned Director and/or Officer of CITICORP, a Delaware corporation, hereby constitutes and appoints, subject to adoption and approval by the Citicorp Board of Directors of the final form of Annual Report and Form 10-K for the fiscal year ended December 31, 1996, each of Charles E. Long, Executive Vice President and Secretary, George E. Seegers and Patricia K. Perlman his true and lawful attorney-in-fact and agent, in the name and on behalf of the undersigned, to do any and all acts and things to comply with the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and any and all rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, in connection with the filing under the Exchange Act of said Annual Report and Form 10-K of Citicorp, including specifically, but without limiting the generality of the foregoing, the power and authority to sign the name of the undersigned in his capacity as a Director and/or Officer of Citicorp to the appropriate signature pages of said Annual Report and Form 10-K to be filed with the Securities and Exchange Commission; and the undersigned hereby ratifies and confirms all that said attorneys-in-fact and agents, or any of them, shall do or cause to be done by virtue hereof.


                                          /s/ Kenneth T. Derr
                                          --------------------------------------
                                          Signature

                                              Kenneth T. Derr
                                          --------------------------------------
                                          Name (please print)

                                              February 25, 1997
                                          --------------------------------------
                                          Date

                                    CITICORP
                                POWER OF ATTORNEY


The undersigned Director and/or Officer of CITICORP, a Delaware corporation, hereby constitutes and appoints, subject to adoption and approval by the Citicorp Board of Directors of the final form of Annual Report and Form 10-K for the fiscal year ended December 31, 1996, each of Charles E. Long, Executive Vice President and Secretary, George E. Seegers and Patricia K. Perlman his true and lawful attorney-in-fact and agent, in the name and on behalf of the undersigned, to do any and all acts and things to comply with the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and any and all rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, in connection with the filing under the Exchange Act of said Annual Report and Form 10-K of Citicorp, including specifically, but without limiting the generality of the foregoing, the power and authority to sign the name of the undersigned in his capacity as a Director and/or Officer of Citicorp to the appropriate signature pages of said Annual Report and Form 10-K to be filed with the Securities and Exchange Commission; and the undersigned hereby ratifies and confirms all that said attorneys-in-fact and agents, or any of them, shall do or cause to be done by virtue hereof.


                                          /s/ John M. Deutch
                                          --------------------------------------
                                          Signature

                                              John M. Deutch
                                          --------------------------------------
                                          Name (please print)

                                              February 25, 1997
                                          --------------------------------------
                                          Date

                                    CITICORP
                                POWER OF ATTORNEY


The undersigned Director and/or Officer of CITICORP, a Delaware corporation, hereby constitutes and appoints, subject to adoption and approval by the Citicorp Board of Directors of the final form of Annual Report and Form 10-K for the fiscal year ended December 31, 1996, each of Charles E. Long, Executive Vice President and Secretary, George E. Seegers and Patricia K. Perlman his true and lawful attorney-in-fact and agent, in the name and on behalf of the undersigned, to do any and all acts and things to comply with the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and any and all rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, in connection with the filing under the Exchange Act of said Annual Report and Form 10-K of Citicorp, including specifically, but without limiting the generality of the foregoing, the power and authority to sign the name of the undersigned in his capacity as a Director and/or Officer of Citicorp to the appropriate signature pages of said Annual Report and Form 10-K to be filed with the Securities and Exchange Commission; and the undersigned hereby ratifies and confirms all that said attorneys-in-fact and agents, or any of them, shall do or cause to be done by virtue hereof.


                                          /s/ Reuben Mark
                                          --------------------------------------
                                          Signature

                                              Reuben Mark
                                          --------------------------------------
                                          Name (please print)

                                              February 25, 1997
                                          --------------------------------------
                                          Date

                                    CITICORP
                                POWER OF ATTORNEY


The undersigned Director and/or Officer of CITICORP, a Delaware corporation, hereby constitutes and appoints, subject to adoption and approval by the Citicorp Board of Directors of the final form of Annual Report and Form 10-K for the fiscal year ended December 31, 1996, each of Charles E. Long, Executive Vice President and Secretary, George E. Seegers and Patricia K. Perlman his true and lawful attorney-in-fact and agent, in the name and on behalf of the undersigned, to do any and all acts and things to comply with the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and any and all rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, in connection with the filing under the Exchange Act of said Annual Report and Form 10-K of Citicorp, including specifically, but without limiting the generality of the foregoing, the power and authority to sign the name of the undersigned in his capacity as a Director and/or Officer of Citicorp to the appropriate signature pages of said Annual Report and Form 10-K to be filed with the Securities and Exchange Commission; and the undersigned hereby ratifies and confirms all that said attorneys-in-fact and agents, or any of them, shall do or cause to be done by virtue hereof.


                                          /s/ Richard D. Parsons
                                          --------------------------------------
                                          Signature

                                              Richard D. Parsons
                                          --------------------------------------
                                          Name (please print)

                                              February 25, 1997
                                          --------------------------------------
                                          Date

                                    CITICORP
                                POWER OF ATTORNEY


The undersigned Director and/or Officer of CITICORP, a Delaware corporation, hereby constitutes and appoints, subject to adoption and approval by the Citicorp Board of Directors of the final form of Annual Report and Form 10-K for the fiscal year ended December 31, 1996, each of Charles E. Long, Executive Vice President and Secretary, George E. Seegers and Patricia K. Perlman his true and lawful attorney-in-fact and agent, in the name and on behalf of the undersigned, to do any and all acts and things to comply with the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and any and all rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, in connection with the filing under the Exchange Act of said Annual Report and Form 10-K of Citicorp, including specifically, but without limiting the generality of the foregoing, the power and authority to sign the name of the undersigned in his capacity as a Director and/or Officer of Citicorp to the appropriate signature pages of said Annual Report and Form 10-K to be filed with the Securities and Exchange Commission; and the undersigned hereby ratifies and confirms all that said attorneys-in-fact and agents, or any of them, shall do or cause to be done by virtue hereof.


                                          /s/ John S. Reed
                                          --------------------------------------
                                          Signature

                                              John S. Reed
                                          --------------------------------------
                                          Name (please print)

                                              February 25, 1997
                                          --------------------------------------
                                          Date

                                    CITICORP
                                POWER OF ATTORNEY


The undersigned Director and/or Officer of CITICORP, a Delaware corporation, hereby constitutes and appoints, subject to adoption and approval by the Citicorp Board of Directors of the final form of Annual Report and Form 10-K for the fiscal year ended December 31, 1996, each of Charles E. Long, Executive Vice President and Secretary, George E. Seegers and Patricia K. Perlman his true and lawful attorney-in-fact and agent, in the name and on behalf of the undersigned, to do any and all acts and things to comply with the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and any and all rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, in connection with the filing under the Exchange Act of said Annual Report and Form 10-K of Citicorp, including specifically, but without limiting the generality of the foregoing, the power and authority to sign the name of the undersigned in his capacity as a Director and/or Officer of Citicorp to the appropriate signature pages of said Annual Report and Form 10-K to be filed with the Securities and Exchange Commission; and the undersigned hereby ratifies and confirms all that said attorneys-in-fact and agents, or any of them, shall do or cause to be done by virtue hereof.


                                          /s/ William R. Rhodes
                                          --------------------------------------
                                          Signature

                                              William R. Rhodes
                                          --------------------------------------
                                          Name (please print)

                                              February 25, 1997
                                          --------------------------------------
                                          Date

                                    CITICORP
                                POWER OF ATTORNEY


The undersigned Director and/or Officer of CITICORP, a Delaware corporation, hereby constitutes and appoints, subject to adoption and approval by the Citicorp Board of Directors of the final form of Annual Report and Form 10-K for the fiscal year ended December 31, 1996, each of Charles E. Long, Executive Vice President and Secretary, George E. Seegers and Patricia K. Perlman his true and lawful attorney-in-fact and agent, in the name and on behalf of the undersigned, to do any and all acts and things to comply with the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and any and all rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, in connection with the filing under the Exchange Act of said Annual Report and Form 10-K of Citicorp, including specifically, but without limiting the generality of the foregoing, the power and authority to sign the name of the undersigned in his capacity as a Director and/or Officer of Citicorp to the appropriate signature pages of said Annual Report and Form 10-K to be filed with the Securities and Exchange Commission; and the undersigned hereby ratifies and confirms all that said attorneys-in-fact and agents, or any of them, shall do or cause to be done by virtue hereof.


                                          /s/ Rozanne L. Ridgway
                                          --------------------------------------
                                          Signature

                                              Rozanne L. Ridgway
                                          --------------------------------------
                                          Name (please print)

                                              February 25, 1997
                                          --------------------------------------
                                          Date

                                    CITICORP
                                POWER OF ATTORNEY


The undersigned Director and/or Officer of CITICORP, a Delaware corporation, hereby constitutes and appoints, subject to adoption and approval by the Citicorp Board of Directors of the final form of Annual Report and Form 10-K for the fiscal year ended December 31, 1996, each of Charles E. Long, Executive Vice President and Secretary, George E. Seegers and Patricia K. Perlman his true and lawful attorney-in-fact and agent, in the name and on behalf of the undersigned, to do any and all acts and things to comply with the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and any and all rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, in connection with the filing under the Exchange Act of said Annual Report and Form 10-K of Citicorp, including specifically, but without limiting the generality of the foregoing, the power and authority to sign the name of the undersigned in his capacity as a Director and/or Officer of Citicorp to the appropriate signature pages of said Annual Report and Form 10-K to be filed with the Securities and Exchange Commission; and the undersigned hereby ratifies and confirms all that said attorneys-in-fact and agents, or any of them, shall do or cause to be done by virtue hereof.


                                          /s/ H. Onno Ruding
                                          --------------------------------------
                                          Signature

                                              H. Onno Ruding
                                          --------------------------------------
                                          Name (please print)

                                              February 25, 1997
                                          --------------------------------------
                                          Date

                                    CITICORP
                                POWER OF ATTORNEY


The undersigned Director and/or Officer of CITICORP, a Delaware corporation, hereby constitutes and appoints, subject to adoption and approval by the Citicorp Board of Directors of the final form of Annual Report and Form 10-K for the fiscal year ended December 31, 1996, each of Charles E. Long, Executive Vice President and Secretary, George E. Seegers and Patricia K. Perlman his true and lawful attorney-in-fact and agent, in the name and on behalf of the undersigned, to do any and all acts and things to comply with the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and any and all rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, in connection with the filing under the Exchange Act of said Annual Report and Form 10-K of Citicorp, including specifically, but without limiting the generality of the foregoing, the power and authority to sign the name of the undersigned in his capacity as a Director and/or Officer of Citicorp to the appropriate signature pages of said Annual Report and Form 10-K to be filed with the Securities and Exchange Commission; and the undersigned hereby ratifies and confirms all that said attorneys-in-fact and agents, or any of them, shall do or cause to be done by virtue hereof.


                                          /s/ Robert B. Shapiro
                                          --------------------------------------
                                          Signature

                                              Robert B. Shapiro
                                          --------------------------------------
                                          Name (please print)

                                              February 25, 1997
                                          --------------------------------------
                                          Date

                                    CITICORP
                                POWER OF ATTORNEY


The undersigned Director and/or Officer of CITICORP, a Delaware corporation, hereby constitutes and appoints, subject to adoption and approval by the Citicorp Board of Directors of the final form of Annual Report and Form 10-K for the fiscal year ended December 31, 1996, each of Charles E. Long, Executive Vice President and Secretary, George E. Seegers and Patricia K. Perlman his true and lawful attorney-in-fact and agent, in the name and on behalf of the undersigned, to do any and all acts and things to comply with the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and any and all rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, in connection with the filing under the Exchange Act of said Annual Report and Form 10-K of Citicorp, including specifically, but without limiting the generality of the foregoing, the power and authority to sign the name of the undersigned in his capacity as a Director and/or Officer of Citicorp to the appropriate signature pages of said Annual Report and Form 10-K to be filed with the Securities and Exchange Commission; and the undersigned hereby ratifies and confirms all that said attorneys-in-fact and agents, or any of them, shall do or cause to be done by virtue hereof.


                                          /s/ Frank A. Shrontz
                                          --------------------------------------
                                          Signature

                                              Frank A. Shrontz
                                          --------------------------------------
                                          Name (please print)

                                              February 25, 1997
                                          --------------------------------------
                                          Date

                                    CITICORP
                                POWER OF ATTORNEY


The undersigned Director and/or Officer of CITICORP, a Delaware corporation, hereby constitutes and appoints, subject to adoption and approval by the Citicorp Board of Directors of the final form of Annual Report and Form 10-K for the fiscal year ended December 31, 1996, each of Charles E. Long, Executive Vice President and Secretary, George E. Seegers and Patricia K. Perlman his true and lawful attorney-in-fact and agent, in the name and on behalf of the undersigned, to do any and all acts and things to comply with the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and any and all rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, in connection with the filing under the Exchange Act of said Annual Report and Form 10-K of Citicorp, including specifically, but without limiting the generality of the foregoing, the power and authority to sign the name of the undersigned in his capacity as a Director and/or Officer of Citicorp to the appropriate signature pages of said Annual Report and Form 10-K to be filed with the Securities and Exchange Commission; and the undersigned hereby ratifies and confirms all that said attorneys-in-fact and agents, or any of them, shall do or cause to be done by virtue hereof.


                                          /s/ Franklin A. Thomas
                                          --------------------------------------
                                          Signature

                                              Franklin A. Thomas
                                          --------------------------------------
                                          Name (please print)

                                              February 25, 1997
                                          --------------------------------------
                                          Date

                                    CITICORP
                                POWER OF ATTORNEY


The undersigned Director and/or Officer of CITICORP, a Delaware corporation, hereby constitutes and appoints, subject to adoption and approval by the Citicorp Board of Directors of the final form of Annual Report and Form 10-K for the fiscal year ended December 31, 1996, each of Charles E. Long, Executive Vice President and Secretary, George E. Seegers and Patricia K. Perlman his true and lawful attorney-in-fact and agent, in the name and on behalf of the undersigned, to do any and all acts and things to comply with the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and any and all rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, in connection with the filing under the Exchange Act of said Annual Report and Form 10-K of Citicorp, including specifically, but without limiting the generality of the foregoing, the power and authority to sign the name of the undersigned in his capacity as a Director and/or Officer of Citicorp to the appropriate signature pages of said Annual Report and Form 10-K to be filed with the Securities and Exchange Commission; and the undersigned hereby ratifies and confirms all that said attorneys-in-fact and agents, or any of them, shall do or cause to be done by virtue hereof.


                                          /s/ Edgar S. Woolard, Jr.
                                          --------------------------------------
                                          Signature

                                              Edgar S. Woolard, Jr.
                                          --------------------------------------
                                          Name (please print)

                                              February 25, 1997
                                          --------------------------------------
                                          Date