Form 10-Q
period 1997-03-31
CITICORP
filed 1997-05-14
CIK 20405

FINANCIAL REVIEW

                                  AND FORM 10-Q

                                  FIRST QUARTER

                                      1997

TABLE OF CONTENTS                                                          PAGE
                                                                           ----
FINANCIAL SUMMARY.........................................................  1
BUSINESS DISCUSSION ......................................................  3
     Earnings Summary ....................................................  3
     Consumer ............................................................  4
          Citibanking ....................................................  5
          Cards ..........................................................  6
          Private Bank ...................................................  7
          Consumer Business in Emerging Markets ..........................  8
          Consumer Business in Developed Markets .........................  8
          Consumer Portfolio Review ......................................  9
     Corporate Banking ................................................... 12
          Emerging Markets ............................................... 13
          Global Relationship Banking .................................... 14
     Corporate Items ..................................................... 15
MANAGING GLOBAL RISK ..................................................... 15
     Liquidity ........................................................... 15
     Price Risk .......................................................... 16
     Price Risk in Non-Trading Portfolios ................................ 16
     Price Risk in Trading Portfolios .................................... 17
     Estimated Fair Value of Financial Instruments ....................... 18
     Capital ............................................................. 19
STATEMENT OF INCOME ANALYSIS ............................................. 21
     Net Interest Revenue (Taxable Equivalent Basis) ..................... 21
     Fee and Commission Revenue .......................................... 22
     Trading-Related Revenue ............................................. 23
     Securities Transactions ............................................. 24
     Other Revenue ....................................................... 24
     Provision and Credit Loss Reserves .................................. 25
     Operating Expense ................................................... 26
     Income Taxes ........................................................ 27
     Effect of Credit Card Securitization Activity ....................... 27
     Accounting Items .................................................... 27
CONSOLIDATED FINANCIAL STATEMENTS ........................................ 28
     Consolidated Statement of Income .................................... 28
     Consolidated Balance Sheet .......................................... 29
     Consolidated Statement of Changes in Stockholders' Equity ........... 30
     Consolidated Statement of Cash Flows ................................ 31
     Consolidated Balance Sheet  --  CITIBANK, N.A. and Subsidiaries ..... 32
OTHER FINANCIAL INFORMATION .............................................. 33
     Securities .......................................................... 33
     Trading Account Assets and Liabilities .............................. 33
     Trading and End-User Derivative and Foreign Exchange Contracts ...... 34
     Cash-Basis, Renegotiated, and Past Due Loans ........................ 36
     Other Real Estate Owned (OREO) and Assets Pending Disposition ....... 36
     Details of Credit Loss Experience ................................... 37
     Calculation of Earnings Per Share ................................... 38
     Cross-Border Outstandings ........................................... 39
     Average Balances and Interest Rates (Taxable Equivalent Basis) ...... 41
FORM 10-Q ................................................................ 42
     Form 10-Q Cross-Reference Index ..................................... 43
SIGNATURES ............................................................... 45

-------------------------------------------------------------------------------
FINANCIAL SUMMARY
-------------------------------------------------------------------------------
                                                                  First Quarter
                                          =====================================
                                                        1997               1996
===============================================================================
NET INCOME (In Millions of Dollars)......               $995               $914
===============================================================================
NET INCOME PER SHARE (A)
On Common and Common Equivalent Shares...          $    2.01            $  1.82

Assuming Full Dilution...................          $    2.01            $  1.75

COMMON STOCKHOLDERS' EQUITY PER SHARE....          $   41.08             $36.79

CLOSING STOCK PRICE AT QUARTER END.......          $  108.25             $80.00
================================================================================
FINANCIAL RATIOS
Return on Assets.........................              1.41%              1.37%

Return on Common Stockholders' Equity....             20.76%             20.18%

Return on Total Stockholders' Equity.....             19.44%             18.63%

================================================================================

                                                Mar. 31,         Dec. 31,          Sept. 30,           June 30,          Mar. 31,
CAPITAL (Dollars in Billions)(see page 19)          1997             1996               1996              1996               1996
-----------------------------------------------------------------------------------------------------------------------------------
Tier 1...........................................  $20.3            $19.8              $19.3             $19.1              $19.0
Total (Tier 1 and 2).............................   29.3             28.9               28.5              28.2               28.0

Tier 1 Ratio.....................................   8.39%            8.39%              8.36%             8.38%              8.42%
Total Ratio (Tier 1 and 2).......................  12.11%           12.23%             12.40%            12.35%             12.37%
Leverage Ratio...................................   7.39%            7.42%              7.47%             7.49%              7.44%

Common Equity as a Percentage of Total Assets....   6.50%            6.63%              6.74%             6.69%              6.71%
Total Equity as a Percentage of Total Assets.....   7.16%            7.37%              7.50%             7.47%              7.50%

====================================================================================================================================

                                                 1st Qtr.          4th Qtr.          3rd Qtr.           2nd Qtr.           1st Qtr.
EARNINGS ANALYSIS (In Millions of Dollars)          1997              1996              1996               1996               1996
-----------------------------------------------------------------------------------------------------------------------------------
Total Revenue.................................... $5,196            $5,365            $5,010             $4,993             $4,828
Effect of Credit Card Securitization Activity(B).    434               389               360                349                294
Net Cost To Carry (C)............................     (3)               (7)               (8)               (26)                (5)
                                                  ---------------------------------------------------------------------------------
ADJUSTED REVENUE.................................  5,627             5,747             5,362              5,316              5,117
                                                  ---------------------------------------------------------------------------------
Total Operating Expense..........................  3,169             3,281             3,078              2,978              2,860
Net OREO Benefits (D)............................     10                 7                 8                 17                 12
                                                  ---------------------------------------------------------------------------------
ADJUSTED OPERATING EXPENSE.......................  3,179             3,288             3,086              2,995              2,872
                                                  ---------------------------------------------------------------------------------
OPERATING MARGIN.................................  2,448             2,459             2,276              2,321              2,245
Consumer Credit Costs (E)........................    894               844               803                762                706
Commercial Credit (Benefits) Costs (F)...........    (75)              (15)              (60)               (27)                15
                                                  ---------------------------------------------------------------------------------
OPERATING MARGIN LESS CREDIT COSTS...............  1,629             1,630             1,533              1,586              1,524
Additional Provision (G).........................     25                50                50                 50                 50
                                                  ---------------------------------------------------------------------------------
INCOME BEFORE TAXES..............................  1,604             1,580             1,483              1,536              1,474
Income Taxes.....................................    609               593               548                584                560
                                                  ---------------------------------------------------------------------------------
NET INCOME.......................................$   995           $   987           $   935            $   952            $   914
===================================================================================================================================

(A) Based on net income less preferred stock dividends, except when conversion is assumed. See page 38 for details.
(B) Commencing with the 1997 first quarter, includes effect related to credit card receivables held for sale. See page 27 for details.
(C) Principally the net cost to carry commercial cash-basis loans and other real estate owned ("OREO").
(D) Principally gains and losses on sales, direct revenue and expense, and writedowns of commercial OREO.
(E) Principally consumer net credit write-offs adjusted for the effect of credit card securitization activity.
(F) Includes commercial net credit (recoveries) write-offs, net cost to carry, and net OREO benefits.
(G) Represents amounts in excess of net write-offs. See page 25 for discussion.

--------------------------------------------------------------------------------

Citicorp reported 1997 first quarter net income of $995 million or $2.01 per fully diluted common share, up 9% and 15%, respectively, compared with $914 million or $1.75 a year ago. Earnings were led by strong results in Global Relationship Banking, and by improvement in the emerging markets in both the Corporate Banking and Consumer businesses, but were dampened by high U.S. bankcards credit costs. Returns on common equity of 20.8% and average assets of 1.41% in the 1997 first quarter improved compared to the same 1996 period.

The Consumer business earned $490 million in the 1997 first quarter, down 3% from the year-ago period, as revenue and operating margin growth were more than offset by increased Cards credit costs. Earnings in Corporate Banking of $650 million in the quarter rose 39% from 1996, reflecting revenue and operating margin growth, and net credit benefits.

Adjusted revenue of $5.6 billion in the 1997 first quarter was up $510 million or 10% from the comparable 1996 period. Revenue in the Consumer business increased 7% to $3.5 billion, led mostly by growth in Cards. In all Consumer businesses, growth rates were higher in the emerging markets than in the developed markets. Revenue of $1.9 billion in the Corporate Banking businesses in the 1997 first quarter was up 20%, as Global Relationship Banking revenue increased 34%.

Adjusted net interest revenue of $3.4 billion and adjusted fee and commission revenue of $1.3 billion, excluding trading-related elements, increased by $182 million and $52 million, respectively, from the comparable 1996 quarter. Trading-related revenue of $589 million increased $197 million and venture capital revenue of $93 million increased $55 million from the unusually low 1996 levels. Aggregate securities transactions and net asset gains of $200 million increased $15 million from a year ago.

Adjusted operating expense for the quarter of $3.2 billion increased $307 million or 11% from the comparable 1996 period, primarily reflecting business expansion related to Consumer and Corporate Banking activities in the emerging markets (a 14% increase in the quarter), while core business expense in the developed markets was up 7% from the year-ago quarter. Also, included in Corporate Items in the 1997 quarter was an incremental charge of $60 million associated with the vesting of the remaining performance-based stock options.

Operating margin grew $203 million, or 9%, to $2.4 billion in the 1997 first quarter from the comparable 1996 quarter. The incremental revenue to expense ratio was 1.7:1 (2.1:1 excluding the options charge) and the efficiency ratio (adjusted operating expense as a percentage of adjusted revenue) was 57% in the 1997 quarter.

Total credit costs, adjusted for the effect of credit card securitization activity, were $819 million in the first quarter, down slightly from $829 million in the preceding quarter and up $98 million or 14% from $721 million in the 1996 first quarter. Consumer credit costs of $894 million or 2.69% of average managed loans in the 1997 first quarter increased $50 million from $844 million or 2.51% in the 1996 fourth quarter and by $188 million from $706 million or 2.19% in the 1996 first quarter. The increases in consumer credit costs and the related loss ratios chiefly reflected a continued rise in U.S. bankcards credit losses, partially offset by improvement in Citibanking and the Private Bank. The managed consumer loan delinquency ratio (90 days or more past due) decreased to 2.58%, from 2.62% and 3.03% at the end of the preceding and year-ago quarters.

Commercial credit costs, which included a $50 million recovery from the refinancing agreement concluded with Peru, remained low at a net benefit of $75 million in the quarter, compared to net charges of $15 million in the year-earlier period. Commercial cash-basis loans and OREO of $1.5 billion at March 31, 1997 were unchanged from year-end, but were down from $2.0 billion a year ago principally reflecting continued reductions in commercial real estate cash-basis loans.

At March 31, 1997, total credit loss reserves (including reserves for off-balance sheet credit exposures) were $6.0 billion. Citicorp continued to build its allowance for credit losses, adding $25 million above net credit losses which was attributed to Cards.

Citicorp's effective tax rate was 38% in both the 1997 and 1996 periods.

Total capital (Tier 1 and Tier 2) was $29.3 billion or 12.11% of net risk-adjusted assets, and Tier 1 capital was $20.3 billion or 8.39% at March 31, 1997. During the first quarter, Citicorp generated $726 million of free capital. With the repurchase of 6.1 million shares of common stock in the quarter for $704 million, the number of shares acquired since June 20, 1995, when the Board of Directors authorized the stock repurchase program, totaled 65.3 million for an outlay of $5.3 billion. As expanded in 1996, the program is authorized to make total purchases for up to $8.5 billion.

--------------------------------------------------------------------------------
BUSINESS DISCUSSION
--------------------------------------------------------------------------------

The table below and the discussions that follow analyze Citicorp's results by global business areas including its global Consumer and Corporate Banking core business franchises.

--------------------------------------------------------------------------------
EARNINGS SUMMARY
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                           First Quarter                   %
                                          ------------------------
(In Millions of Dollars)                  1997            1996 (A)       Change
--------------------------------------------------------------------------------
Consumer............................    $  490            $505               (3)
Corporate Banking...................       650             469               39
                                        ---------------------------------------
CORE BUSINESSES.....................     1,140             974               17
Corporate Items.....................      (145)            (60)              NM
                                        ---------------------------------------
TOTAL CITICORP......................    $  995            $914                9
                                        =======================================
--------------------------------------------------------------------------------
CONSUMER:
Citibanking.........................      $187           $179                 4
Cards...............................       224            261               (14)
Private Bank........................        79             65                22
                                        ---------------------------------------
TOTAL...............................      $490           $505                (3)
                                        =======================================
--------------------------------------------------------------------------------
CONSUMER BUSINESS IN:
Emerging Markets....................      $247           $220                12
Developed Markets...................       243            285               (15)
                                        ---------------------------------------
TOTAL...............................      $490           $505                (3)
                                        =======================================
--------------------------------------------------------------------------------
CORPORATE BANKING:
Emerging Markets....................      $450           $390                15
Global Relationship Banking.........       200             79                NM
                                        ---------------------------------------
TOTAL...............................      $650           $469                39
                                        =======================================
--------------------------------------------------------------------------------
(A)   Reclassified to conform to the latest quarter's presentation.
NM    Not meaningful, as percentage equals or exceeds 100%.

-------------------------------------------------------------------------------

--------------------------------------------------------------------------------
CONSUMER
--------------------------------------------------------------------------------

The Consumer franchise consists of three global businesses--Citibanking, Cards, and the Private Bank--which deliver financial services to consumer customers around the world. In April 1997, Citicorp announced the reorganization of its three Consumer businesses under a single management to integrate resources for the global offering of financial products and services under the Citibank brand. This unification will facilitate quicker and more efficient development, marketing, and distribution of new products and services.

--------------------------------------------------------------------------------
                                           First Quarter                   %
                                          ------------------------
(In Millions of Dollars)                   1997           1996 (A)       Change
--------------------------------------------------------------------------------
Total Revenue.........................  $ 3,053         $2,960               3
Effect of Credit Card Securitization
Activity (B)..........................      434            294              48
Net Cost to Carry Cash-Basis Loans
and OREO..............................      -               (1)             NM
                                        ---------------------------------------
ADJUSTED REVENUE......................    3,487           3,253              7
                                        ---------------------------------------
Total Operating Expense...............    1,869           1,755              6
Net OREO Costs........................       (1)             -              NM
                                        ---------------------------------------
ADJUSTED OPERATING EXPENSE............    1,868           1,755              6
                                        ---------------------------------------
OPERATING MARGIN......................    1,619           1,498              8
                                        ---------------------------------------
Net Write-offs........................      459             413             11
Effect of Credit Card Securitization
Activity (B)..........................      434             294             48
Net Cost to Carry and Net OREO Costs..        1              (1)            NM
                                        ---------------------------------------
CREDIT COSTS..........................      894             706             27
                                        ---------------------------------------
OPERATING MARGIN LESS CREDIT COSTS....      725             792             (8)
Additional Provision..................       25              50            (50)
                                        ---------------------------------------
INCOME BEFORE TAXES...................      700             742             (6)
Income Taxes..........................      210             237            (11)
                                        ----------------------------------------
NET INCOME............................  $   490         $   505             (3)
                                        ========================================
--------------------------------------------------------------------------------
Average Assets (In Billions of
 Dollars).............................     $131            $125              5
Return on Assets......................     1.52%           1.62%             -
                                        ========================================
--------------------------------------------------------------------------------
(A)   Reclassified to conform to the latest quarter's presentation.
(B) Commencing with the 1997 first quarter, includes effect related to credit card receivables held for sale. See page 27 for details.
NM    Not meaningful, as percentage equals or exceeds 100%.
--------------------------------------------------------------------------------

Consumer business net income of $490 million in the 1997 first quarter declined $15 million or 3% from the 1996 first quarter, primarily due to a 14% decline in Cards earnings as credit cost increases outpaced revenue growth, partially offset by improved earnings in the Private Bank and Citibanking. Operating margin less credit costs in the consumer business declined by 8%. Earnings in the quarter benefited from a lower additional provision and a lower effective tax rate.

Revenue of $3.5 billion in the quarter rose $234 million or 7% from the 1996 first quarter, reflecting growth across the three Consumer businesses. Net interest revenue and fee and commission revenue were up 7% and 9%, respectively, primarily due to business volume growth. Excluding the foreign currency translation effect of a strengthened U.S. dollar, revenue increased 9%.

Expense of $1.9 billion increased $113 million or 6% from the 1996 first quarter. Excluding the effect of foreign currency translation, expense increased 9%, principally reflecting continued spending on Citibanking initiatives worldwide and increases in Cards.

Consumer credit costs of $894 million were $50 million higher than the 1996 fourth quarter and $188 million higher than the 1996 first quarter. The ratio of net credit losses to average managed loans was 2.69% in the quarter, compared with 2.51% in the preceding quarter and 2.19% a year ago. The increase was in Cards, while Citibanking and Private Bank credit costs improved modestly. The additional provision of $25 million, which represents amounts in excess of net write-offs, was entirely attributable to Cards.

Income taxes, which are attributable to businesses on the basis of local tax rates, resulted in an effective rate of 30% in the first quarter of 1997, compared with 32% in the year-ago quarter, reflecting changes in the nature and geographic mix of earnings. The difference between the local tax rates attributable to core businesses and Citicorp's overall effective tax rate in each period is included in Corporate Items.

--------------------------------------------------------------------------------
CITIBANKING
--------------------------------------------------------------------------------
                                              First Quarter                %
                                           ----------------------
(In Millions of Dollars)                       1997      1996 (A)        Change
--------------------------------------------------------------------------------
Revenue.................................     $1,462    $1,405              4
Operating Expense.......................      1,042       975              7
                                           -------------------------------------
OPERATING MARGIN........................        420       430             (2)
Credit Costs............................        148       158             (6)
                                           -------------------------------------
OPERATING MARGIN LESS CREDIT COSTS......        272       272              -
Additional Provision....................          -         1             NM
                                           -------------------------------------
INCOME BEFORE TAXES.....................        272       271              -
Income Taxes............................         85        92             (8)
                                           -------------------------------------
NET INCOME..............................     $  187     $ 179              4
                                        ========================================
--------------------------------------------------------------------------------

Average Assets (In Billions of Dollars).        $82       $81              1
Return on Assets........................       0.92%     0.89%             -
                                        ========================================
--------------------------------------------------------------------------------

(A)   Reclassified to conform to latest quarter's presentation.
NM    Not Meaningful, as percentage equals or exceeds 100%.
--------------------------------------------------------------------------------

Citibanking activities -- which deliver products and services to customers through branches and electronic delivery systems -- had net income in the 1997 first quarter of $187 million, up $8 million or 4% from the 1996 quarter. Net income in the quarter benefited from a lower effective tax rate of 31% compared with 34% in the year-ago quarter. Return on assets in the quarter was 0.92%, slightly higher than a year ago.

Revenue of $1.5 billion in the quarter was up $57 million or 4% -- 7% excluding the effect of foreign currency translation resulting from a strengthened U.S. dollar -- from the 1996 first quarter, reflecting higher business volumes worldwide and an increase in higher-yielding assets in Latin America, partially offset by spread tightening in Asia Pacific. Excluding the translation effect, revenue increased 8% in the developed markets and 5% in the emerging markets.

Expense of $1.0 billion in the quarter increased $67 million or 7% from the 1996 first quarter. Excluding the effect of foreign currency translation, expenses were up 10%, including 9% in the developed markets and 11% in the emerging markets, in support of higher business volumes, new product development, franchise expansion, and technology initiatives.

Credit costs of $148 million in the quarter decreased $7 million or 5% from the 1996 fourth quarter and $10 million or 6% from the year-ago quarter, reflecting a net credit loss ratio of 0.91%, down from 0.94% in the previous quarter and 0.97% in the 1996 first quarter.

--------------------------------------------------------------------------------
CARDS
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                          First Quarter                     %
                                          -----------------------
(In Millions of Dollars)                  1997         1996 (A)         Change
--------------------------------------------------------------------------------
Adjusted Revenue.........................  $1,755      $1,602             10
Adjusted Operating Expense...............     660         618              7
                                          --------------------------------------
OPERATING MARGIN.........................   1,095         984             11
Credit Costs.............................     747         547             37
                                          --------------------------------------
OPERATING MARGIN LESS CREDIT COSTS.......     348         437            (20)
Additional Provision.....................      25          49            (49)
                                          --------------------------------------
INCOME BEFORE TAXES......................     323         388            (17)
Income Taxes.............................      99         127            (22)
                                          --------------------------------------
NET INCOME............................... $   224     $   261            (14)
                                          ======================================
--------------------------------------------------------------------------------
Average Assets (In Billions of Dollars)..     $32         $28             14
Return on Assets.........................   2.84%       3.75%              -
                                          ======================================
--------------------------------------------------------------------------------
(A)   Reclassified to conform to latest quarter's presentation.
--------------------------------------------------------------------------------

Net income in Cards worldwide -- bankcards, Diners Club, and private label cards -- was $224 million in the 1997 first quarter, a decrease of $37 million or 14% from a year ago. The emerging markets Cards business, which increased net income by 20% from the year-ago quarter, represented approximately 41% of 1997 first quarter Cards earnings. Earnings in the developed markets Cards businesses declined from the 1996 first quarter, primarily in the U.S. bankcard business, where credit cost increases outpaced revenue growth as the business continued to operate in a challenging environment, characterized by competitive pressures and a weaker credit climate. Cards worldwide return on managed assets in the first quarter was 1.59%, compared with 1.96% in the year-ago quarter.

Cards revenue of $1.8 billion in the quarter increased by $153 million or 10% from the 1996 first quarter. Revenue in the developed markets was up 8%, including 11% growth in U.S. bankcards which reflected the benefit of new risk- and relationship-based pricing strategies, and an increase in managed receivables of $2.5 billion or 6% to $45.1 billion. Charge volumes in the U.S. bankcards business increased from the year-ago quarter by $1.6 billion or 8% to $23.0 billion.

First quarter revenue in the emerging markets Cards businesses was 16% higher than the year-ago quarter, reflecting growth in the Asia Pacific business, and strong results in Latin America.

Cards in force worldwide, including those issued by affiliates, were 61 million at the end of the quarter, an increase of two million from a year ago. The number of cards in North America was 41 million; cards in Latin America, Asia, and Europe totaled nine million, eight million, and three million, respectively. Cards, including Diners Club, operates in 43 countries.

Expense in worldwide Cards of $660 million increased $42 million or 7% from the 1996 first quarter. Expense in the developed markets was up 6%, primarily reflecting investment spending in the U.S. for the enhanced cardmember database and analytical tools, as well as increased collection efforts. Expense in the emerging markets Cards businesses increased 11% in support of higher loan volumes, as well as continued investment in the franchise.

Credit costs in U.S. bankcards continued to increase, rising in the quarter to $656 million or 5.91% of average managed loans, compared with $608 million or 5.45% in the 1996 fourth quarter, and $467 million or 4.38% in the 1996 first quarter. The 12-month-lagged net credit loss ratio, which adjusts the loss ratio for portfolio growth by calculating the ratio using the current quarter's net credit losses as a percentage of average loans in the year-ago quarter, was 6.21% in the 1997 first quarter, up from 5.73 % in the 1996 fourth quarter and 4.99% in the 1996 first quarter. The bankruptcy rate in the 1997 first quarter was a seasonally low 36.6% of gross U.S. bankcard write-offs, compared with 38.0% in the preceding quarter and 34.3% in the 1996 first quarter. Citicorp continues to write off accounts upon notice of bankruptcy filing. Managed U.S. bankcard loans delinquent 90 days or more were $884 million or 1.98% of the portfolio at the end of the quarter, compared with $886 million or 1.90% at the end of the preceding quarter and $759 million or 1.80% a year ago.

Credit costs in Cards portfolios other than U.S. bankcards were $91 million or 4.25% of average loans in the quarter, compared with $77 million or 3.58% in the preceding quarter and $80 million or 4.40% in the 1996 first quarter. Loans delinquent 90 days or more were $214 million or 2.42% of the portfolio, compared with $189 million or 2.13% in the preceding quarter and $176 million or 2.31% in the year-ago quarter.

Cards continued to build the allowance for credit losses, with charges in excess of net write-offs of $25 million in the first quarter of 1997, compared with $49 million in the year-ago quarter.

Net credit losses and the related loss ratios, which are influenced by credit performance of the portfolio (including bankruptcies), seasonal factors, economic conditions, and other changes in portfolio levels, are expected to increase further from the first quarter of 1997. See "Consumer Portfolio Review" on page 9 and "Provision and Credit Loss Reserves" on page 25 for additional discussion of the Cards portfolio.

--------------------------------------------------------------------------------
PRIVATE BANK
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                    First Quarter           %
                                                 ---------------------
(In Millions of Dollars)                             1997     1996 (A)    Change
--------------------------------------------------------------------------------
Adjusted Revenue .............................      $ 270       $ 246         10
Adjusted Operating Expense ...................        166         162          2
                                                 -------------------------------
OPERATING MARGIN .............................        104          84         24
Credit (Benefits) Costs ......................         (1)          1         NM
                                                 -------------------------------
OPERATING MARGIN LESS CREDIT COSTS ...........        105          83         27
Additional Provision .........................         --          --         --
                                                 -------------------------------
INCOME BEFORE TAXES ..........................        105          83         27
Income Taxes .................................         26          18         44
                                                 -------------------------------
NET INCOME ...................................      $  79       $  65         22
                                                 ===============================
Average Assets (In Billions of Dollars).              $17         $16          6
Return on Assets........................             1.88%       1.63%         -
                                                 ===============================
--------------------------------------------------------------------------------
(A)   Reclassified to conform to the latest quarter's presentation.
NM    Not meaningful, as percentage equals or exceeds 100%.
--------------------------------------------------------------------------------

Private Bank net income of $79 million in the quarter increased $14 million or 22% from the 1996 first quarter, and resulted in a return on assets of 1.88% for the quarter, compared with 1.63% in the year-earlier quarter. Revenue of $270 million in the quarter was up $24 million or 10%, reflecting growth of 15% in the emerging markets and 8% in the developed markets. Revenue growth was led by fees and commissions, up 15%, compared with the 1996 quarter, and by improved trading-related results.

Expense of $166 million in the quarter increased $4 million or 2% from 1996. Excluding the effect of foreign currency translation, expense increased 6%, primarily due to higher salary levels, including a 4% increase in staff. Other expense growth was muted during the 1997 first quarter as cost savings from various strategic cost management initiatives funded base expense growth as well as new marketing, technology, and structural programs.

Credit recoveries of $1 million in the quarter compared with a charge of $1 million in the year-ago period. Overall credit trends improved, with loans delinquent 90 days or more down to $198 million or 1.28% of loans from $260 million or 1.76% a year-earlier, reflecting continued active portfolio management and the effect of improving economic conditions on the customer base.

Client business volumes under management at the end of the quarter totaled $98 billion, up $8 billion from a year earlier. Growth was in both the advisory and discretionary investments areas.

--------------------------------------------------------------------------------
CONSUMER BUSINESS IN EMERGING MARKETS
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                 First Quarter           %
                                            ------------------------
(In Millions of Dollars)                         1997       1996 (A)   Change
--------------------------------------------------------------------------------
Adjusted Revenue ..........................      $948       $861         10
Adjusted Operating Expense ................       532        482         10
                                            ------------------------------------
OPERATING MARGIN ..........................       416        379         10
Credit Costs ..............................        92         93         (1)
                                            ------------------------------------
OPERATING MARGIN LESS CREDIT COSTS ........       324        286         13
Additional Provision ......................         3          2         50
                                            ------------------------------------
INCOME BEFORE TAXES .......................       321        284         13
Income Taxes ..............................        74         64         16
                                            ------------------------------------
NET INCOME ................................      $247       $220         12
                                            ====================================
--------------------------------------------------------------------------------
Average Assets (In Billions of Dollars) ...      $ 42       $ 37         14
Return on Assets ..........................      2.39%      2.39%        --
                                            ====================================
--------------------------------------------------------------------------------
(A)   Reclassified to conform to the latest quarter's presentation.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
CONSUMER BUSINESS IN DEVELOPED MARKETS
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                 First Quarter           %
                                            ------------------------
(In Millions of Dollars)                         1997       1996 (A)   Change
--------------------------------------------------------------------------------
Adjusted Revenue ..........................      $2,539     $2,392       6
Adjusted Operating Expense ................       1,336      1,273       5
                                            ------------------------------------
OPERATING MARGIN ..........................       1,203      1,119       8
Credit Costs ..............................         802        613      31
                                            ------------------------------------
OPERATING MARGIN LESS CREDIT COSTS ........         401        506     (21)
Additional Provision ......................          22         48     (54)
                                            ------------------------------------
INCOME BEFORE TAXES .......................         379        458     (17)
Income Taxes ..............................         136        173     (21)
                                            ------------------------------------
NET INCOME ................................      $  243     $  285     (15)
                                            ====================================
Average Assets (In Billions of Dollars) ...      $   89     $   88       1
Return on Assets ..........................        1.11%      1.30%   --
                                            ====================================
--------------------------------------------------------------------------------
(A)   Reclassified to conform to latest quarter's presentation.
--------------------------------------------------------------------------------

The Consumer businesses of Citibanking, Cards, and the Private Bank in the emerging markets earned $247 million in the 1997 first quarter, up $27 million or 12% from the 1996 first quarter, reflecting improvements across all three businesses. The results for the quarter reflected revenue growth of 10% from higher business volumes and an increase in higher-yielding assets in Latin America Citibanking, partially offset by continued spread tightening in Asia Pacific and increased expense levels due to expansion efforts and technology upgrades. Credit costs were essentially unchanged from the year-ago quarter, but increased $15 million or 19% from the fourth quarter of 1996, primarily reflecting higher credit costs in the Asia Pacific Cards business and in the Latin America Citibanking business.

Net income in the developed markets was $243 million in the 1997 first quarter, down by $42 million or 15% from the year-ago quarter, primarily due to the lower earnings in Cards. Revenue of $2.5 billion in the quarter rose 6% from the 1996 first quarter, while operating expense increased by 5%. Excluding the effect of foreign currency translation, both revenue and expense in the developed markets increased 8%. Revenue in the quarter reflected 11% growth in U.S. bankcards, as well as higher business volumes in Citibanking. The increase in expense was primarily the result of spending on Citibanking initiatives in support of higher business volumes, new product development, and technology initiatives, as well as investment spending and increased collection efforts in the U.S. bankcards business. Credit costs were up $189 million or 31%, primarily in U.S. bankcards.

--------------------------------------------------------------------------------
CONSUMER PORTFOLIO REVIEW
--------------------------------------------------------------------------------

In the consumer portfolio, credit loss experience is often expressed in terms of annualized net credit losses as a percentage of average loans. Pricing and credit policies reflect the loss experience of each particular product. Consumer loans are generally written off no later than a predetermined number of days past due on a contractual basis, or earlier in the event of bankruptcy. The number of days is set at an appropriate level according to loan product and country.

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

--------------------------------------------------------------------------------
CONSUMER LOAN DELINQUENCY AMOUNTS, NET CREDIT LOSSES, AND RATIOS
--------------------------------------------------------------------------------

                                      TOTAL                                     AVERAGE
                                      LOANS    90 DAYS OR MORE PAST DUE (A)     LOANS       NET CREDIT LOSSES (A)
                                     -------------------------------------------------------------------------------------------
(In Millions of Dollars,             MAR. 31,   MAR. 31,   Dec. 31,   Mar. 31,   1ST QTR.   1ST QTR.    4th Qtr.   1st Qtr.
  except Loan Amounts in Billions)    1997       1997        1996      1996       1997       1997        1996       1996
                                     -------------------------------------------------------------------------------------------
CITIBANKING........................  $  66.4     $2,193     $2,320     $2,755    $  65.8      $ 148      $ 155      $ 158
Ratio .............................                3.30%      3.50%      4.18%                 0.91%      0.94%      0.97%
CARDS
U.S. Bankcards ....................     44.6        884        886        759       45.0        656        608        467
Ratio .............................                1.98%      1.90%      1.80%                 5.91%      5.45%      4.38%
Other .............................      8.8        214        189        176        8.7         91         77         80
Ratio .............................                2.42%      2.13%      2.31%                 4.25%      3.58%      4.40%
PRIVATE BANK ......................     15.4        198        193        260       15.1         (2)         4          2
Ratio .............................                1.28%      1.26%      1.76%                   NM       0.07%      0.06%
-------------------------------------------------------------------------------------------------------------------------------
TOTAL MANAGED .....................    135.2      3,489      3,588      3,950      134.6        893        844        707
RATIO .............................                2.58%      2.62%      3.03%                 2.69%      2.51%      2.19%
-------------------------------------------------------------------------------------------------------------------------------
Securitized Credit
  Card Receivables (B) ............    (25.4)      (500)      (501)      (479)     (25.1)      (402)      (389)      (294)
Loans Held for Sale (C) ...........     (3.1)       (39)      --         --         (3.1)       (32)      --         --
-------------------------------------------------------------------------------------------------------------------------------
TOTAL LOAN PORTFOLIO ..............  $ 106.7    $ 2,950    $ 3,087    $ 3,471    $ 106.4    $   459    $   455    $   413
Ratio .............................                2.76%      2.76%      3.33%                 1.75%      1.68%      1.60%
                                     ===========================================================================================
-------------------------------------------------------------------------------------------------------------------------------
MANAGED PORTFOLIO:

DEVELOPED .........................  $ 101.5    $ 3,075    $ 3,218    $ 3,603    $ 101.5    $   801    $   767    $   614
Ratio .............................                3.03%      3.10%      3.58%                 3.19%      3.01%      2.45%
EMERGING ..........................     33.7        414        370        347       33.1         92         77         93
Ratio .............................                1.23%      1.12%      1.17%                 1.12%      0.94%      1.29%
                                     ===========================================================================================
-------------------------------------------------------------------------------------------------------------------------------

(A) The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.
(B) See page 27 for a description of the effect of credit card securitization activity.
(C) Commencing with the 1997 first quarter, Citicorp classifies credit card and mortgage loans intended for sale as loans held for sale, which are accounted for at the lower of cost or market value with net credit losses charged to other revenue.
NM    Not meaningful, as net recoveries result in a negative percentage.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
CONSUMER LOAN BALANCES, NET OF UNEARNED INCOME
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
                                                  END OF PERIOD                               AVERAGE
                                     -------------------------------------------------------------------------------
                                       MAR. 31,      Dec. 31,     Mar. 31,       1ST QTR.      4th Qtr.     1st Qtr.
(In Billions of Dollars)            .    1997         1996         1996            1997         1996          1996
--------------------------------------------------------------------------------------------------------------------
MANAGED .............................. $135.2        $137.0        $130.3        $134.6        $133.7        $129.8
Securitized Credit Card Receivables ..  (25.4)        (25.2)        (26.2)        (25.1)        (25.9)        (25.9)
Loans Held for Sale (A) ..............   (3.1)         --            --            (3.1)         --            --
                                     -------------------------------------------------------------------------------
LOAN PORTFOLIO ....................... $106.7        $111.8        $104.1        $106.4        $107.8        $103.9
                                     ===============================================================================
---------------------------------------------------------------------------------------------------------------------

(A) Commencing with the first quarter 1997, Citicorp classifies credit card and mortgage loans intended for sale as loans held for sale, which are accounted for at the lower of cost or market value with net credit losses charged to other revenue.
--------------------------------------------------------------------------------

Total delinquencies in the managed portfolio of $3.5 billion and the related delinquency ratio of 2.58% at March 31, 1997, were down from $3.6 billion or 2.62% at December 31, 1996 and $4.0 billion or 3.03% at March 31, 1996. Total managed net credit losses in the 1997 first quarter of $893 million and the related loss ratio of 2.69% increased from $844 million or 2.51% in the 1996 fourth quarter and $707 million or 2.19% in the year-ago quarter.

In Citibanking, delinquencies of $2.2 billion and the related ratio of 3.30% at March 31, 1997 improved from $2.3 billion or 3.50% at December 31, 1996 and $2.8 billion or 4.18% at March 31, 1996. The decrease from both periods primarily reflects improvements in U.S. mortgages and the effect of foreign currency translation, partially offset by increases in the emerging markets. Additionally, the improvement from a year ago reflects the impact of the U.K. mortgage portfolio sale in the third quarter of 1996. Net credit losses in the 1997 first quarter of $148 million and the related loss ratio of 0.91% declined from $155 million or 0.94% in the 1996 fourth quarter and $158 million or 0.97% in the 1996 first quarter. The decrease in losses primarily reflected the effect of foreign currency translation.

U.S. bankcards managed loans that were delinquent 90 days or more totaled $884 million as of March 31, 1997 or 1.98% of the portfolio, compared with $886 million or 1.90%, and $759 million or 1.80%, at December 31, 1996 and March 31, 1996, respectively. The net credit loss ratio was 5.91% in the 1997 first quarter, up from 5.45% in the 1996 fourth quarter and 4.38% in the 1996 first quarter. The 12-month-lagged net credit loss ratio, which adjusts the loss ratio for portfolio growth by calculating the ratio using the current quarter's net credit losses as a percentage of average loans in the year-ago quarter, was 6.21% in the 1997 first quarter, up from 5.73 % in the 1996 fourth quarter and 4.99% in the 1996 first quarter. The bankruptcy rate in the 1997 first quarter was a seasonally low 36.6% of gross write-offs, compared with 38.0% in the preceding quarter and 34.3% in the 1996 first quarter. Citicorp continues to write off accounts upon notice of filing of bankruptcy. The increases in delinquencies and net credit loss rates are broadly consistent with industry trends.

The other Cards businesses primarily include bankcards throughout the emerging markets and in the developed markets of Europe and Japan, as well as worldwide Diners Club. Compared with the 1996 fourth quarter, the $25 million rise in delinquencies and the $14 million increase in net credit losses and related ratios were primarily due to increases in the emerging markets. Delinquencies and net credit losses were up by $38 million and $11 million, respectively, from the 1996 first quarter primarily due to increases in Asia Pacific, as a result of portfolio expansion, moderating economic conditions, and the political environment in certain countries.

Private Bank delinquencies declined to 1.28% of loans from 1.76% a year earlier, consistent with the overall decrease in the level of nonperforming assets in the business.

Total consumer loans on the balance sheet delinquent 90 days or more on which interest continued to be accrued were $983 million at March 31, 1997, compared with $1.0 billion and $915 million at December 31, 1996 and March 31, 1996, respectively. Included in these amounts are U.S. government-guaranteed student loans of $227 million, $239 million, and $218 million, respectively. Other consumer loans delinquent 90 days or more on which interest continued to be accrued (which primarily include worldwide bankcard receivables and certain portfolios in Germany) were $756 million, $770 million, and $697 million, respectively. The decline from December 31, 1996 is principally due to the effect of foreign currency translation. The increase from a year ago was primarily in U.S. bankcards, partially offset by the effect of foreign currency translation. The majority of these other loans are written off upon reaching a stipulated number of days past due. See the table entitled "Cash-Basis, Renegotiated, and Past Due Loans" on page 36.

Citicorp's policy for suspending the accrual of interest on consumer loans varies depending on the terms, security, and credit loss experience characteristics of each product, as well as write-off criteria in place. At March 31, 1997, interest accrual had been suspended on $2.1 billion of consumer loans, primarily consisting of Citibanking and Private Banking loans. Interest accrual had been suspended on $2.2 billion of loans at December 31, 1996 and $2.7 billion of loans at March 31, 1996. The decline from March 31, 1996 reflects improvements in U.S. mortgages and the Private Bank, the impact of the U.K. mortgage portfolio sale, and the effect of foreign currency translation, partially offset by increases in Asia Pacific. U.S. mortgages on which the accrual of interest had been suspended were $671 million at March 31, 1997, down from $734 million and $1.0 billion at December 31, 1996 and March 31, 1996, respectively, due to stable housing markets, improved collection results, and delinquency management initiatives.

The portion of Citicorp's allowance for credit losses allocated to the consumer portfolio was $2.4 billion as of March 31, 1997, up from $2.1 billion and $2.0 billion as of December 31, 1996 and March 31, 1996, respectively. In the 1997 first quarter, the allowance for credit losses reflected the transfer of a $373 million other liability reserve that had previously been attributable to credit card securitizations and an additional provision in excess of net write-offs of $25 million, partially offset by the effect of foreign currency translation. The additional provision in both the fourth and first quarters of 1996 was $50 million. The allowance as a percentage of loans on the balance sheet was 2.29% as of March 31, 1997, compared with 1.86% and 1.89% at December 31, 1996 and March 31, 1996, respectively. See "Provision and Credit Loss Reserves" on page 25 for further discussion.

Consumer credit costs, particularly in U.S. bankcards, and the related net credit loss ratios are expected to increase from 1997 first quarter levels as a result of credit performance of the portfolios (including bankruptcies), seasonal factors, economic conditions, and other changes in portfolio levels. Additionally, delinquencies and loans on which the accrual of interest is suspended could remain at relatively high levels.

--------------------------------------------------------------------------------
CORPORATE BANKING
--------------------------------------------------------------------------------

The Corporate Banking business serves corporations, financial institutions, governments, investors and other participants in capital markets throughout the world. In April 1997, Citicorp announced the formation of a single Global Markets organization incorporating capital markets and corporate finance activities to serve targeted issuers and investors across the developed and emerging markets. Another product area in Corporate Banking organized to deliver products and services around the world is Global Transaction Services, which provides cash, securities, and trade finance services.

--------------------------------------------------------------------------------
                                                   First Quarter        %
                                                -------------------
(In Millions of Dollars)                            1997     1996 (A)  Change
--------------------------------------------------------------------------------
Total Revenue..................................   $1,937   $1,621        19
Net Cost to Carry Cash-Basis Loans and OREO....       (3)      (4)      (25)
                                                ================================
ADJUSTED REVENUE...............................    1,934    1,617        20
                                                --------------------------------
Total Operating Expense........................    1,140      999        14
Net OREO Benefits..............................       11       12        (8)
                                                --------------------------------
ADJUSTED OPERATING EXPENSE.....................    1,151    1,011        14
                                                --------------------------------
OPERATING MARGIN...............................      783      606        29
                                                --------------------------------
Net (Recoveries) Write-offs....................      (61)      31        NM
Net Cost to Carry and Net OREO Benefits........      (14)     (16)      (13)
                                                --------------------------------
CREDIT (BENEFITS) COSTS........................      (75)      15        NM
                                                --------------------------------
OPERATING MARGIN LESS CREDIT (BENEFITS) COSTS..      858      591        45
Additional Provision...........................        -        -         -
                                                --------------------------------
INCOME BEFORE TAXES............................      858      591        45
Income Taxes...................................      208      122        70
                                                --------------------------------
NET INCOME.....................................   $  650   $  469        39
                                                ================================
--------------------------------------------------------------------------------
Average Assets (In Billions of Dollars)........    $149      $139         7
Return on Assets...............................    1.77%     1.36%        -
--------------------------------------------------------------------------------
(A)   Reclassified to conform to the latest quarter's presentation.
NM    Not meaningful, as percentage equals or exceeds 100%.
--------------------------------------------------------------------------------

Corporate Banking net income of $650 million in the 1997 first quarter increased $181 million or 39% from the 1996 first quarter while average assets grew $10 billion or 7% to $149 billion. These results produced a return on assets during the quarter of 1.77%, a 41 basis point improvement from the year-ago quarter. Net income from Emerging Markets was $450 million or 69% of total Corporate Banking net income, and Global Relationship Banking's net income was $200 million or 31% of total Corporate Banking net income.

The results reflect improved contributions from both Global Relationship Banking and the Emerging Markets business. Revenue of $1.9 billion in the quarter increased $317 million or 20% from the year-ago quarter while expense of $1.2 billion in the quarter increased $140 million or 14% from the comparable 1996 quarter, producing a $177 million or 29% increase in margin. Credit (benefits) costs were a net benefit of $75 million, an improvement of $90 million from the year-ago quarter. The effective income tax rate in the quarter rose to 24% from 21% in the 1996 first quarter, due primarily to changes in the geographic mix and nature of pretax earnings. Citicorp attributes income taxes to core businesses on the basis of local tax rates. The difference between the local tax rates attributed to core businesses and Citicorp's overall effective tax rate in each period is included in Corporate Items.

Commercial cash-basis loans at March 31, 1997 were $929 million, down $600 million or 39% from March 31, 1996. The reduction is primarily attributable to payoffs and transfers to OREO or accrual status in the real estate portfolio. The OREO portfolio of $593 million increased $75 million or 14% from March 31, 1996, primarily reflecting a transfer from cash-basis loans to OREO in the 1996 fourth quarter. See the tables entitled "Cash-Basis, Renegotiated, and Past Due Loans" and "Other Real Estate Owned and Assets Pending Disposition" on page 36.

Average assets of $149 billion in the 1997 first quarter increased $10 billion or 7% from the 1996 first quarter. Average assets of $83 billion in Global Relationship Banking declined $1 billion or 1% from 1996. The business continued to focus on asset utilization. Average assets of $66 billion in the Emerging Markets business grew $11 billion or 20% reflecting continued business expansion.

--------------------------------------------------------------------------------
EMERGING MARKETS
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                   First Quarter        %
                                                 ------------------
(In Millions of Dollars)                          1997     1996 (A)   Change
--------------------------------------------------------------------------------
Adjusted Revenue................................  $933     $868           7
Adjusted Operating Expense......................   451      379          19
                                                 -------------------------------
OPERATING MARGIN................................   482      489          (1)
Credit (Benefits) Costs.........................   (36)      10          NM
                                                 -------------------------------
OPERATING MARGIN LESS CREDIT (BENEFITS) COSTS...   518      479           8
Additional Provision............................     -        -           -
                                                 -------------------------------
INCOME BEFORE TAXES.............................   518      479           8
Income Taxes....................................    68       89         (24)
                                                 -------------------------------
NET INCOME......................................  $450     $390          15
                                                 ===============================
--------------------------------------------------------------------------------
Average Assets (In Billions of Dollars).........   $66      $55          20
Return on Assets................................  2.77%    2.85%          -
--------------------------------------------------------------------------------

(A)   Reclassified to conform to the latest quarter's presentation.
NM    Not meaningful, as percentage equals or exceeds 100%.
--------------------------------------------------------------------------------

Emerging Markets net income of $450 million grew $60 million or 15% from the 1996 first quarter, benefiting from net credit recoveries and a decline in the effective income tax rate to 13% from 19% a year ago. Income before taxes totaled $518 million, up $39 million or 8% from the 1996 quarter. Average assets grew $11 billion or 20%, resulting in a return on assets of 2.77% in the 1997 first quarter compared with 2.85% in the 1996 first quarter.

Revenue of $933 million in the quarter increased $65 million or 7% from the year-ago first quarter. Trading-related revenue was $218 million, up 23% from $177 million. Aggregate securities transactions and asset gains were $154 million, compared with $109 million in the 1996 quarter, and included $46 million related to the refinancing agreement concluded with Peru. These increases, together with growth in transaction banking services, were partially offset by lower net interest revenue attributable to less favorable market conditions than in the 1996 quarter, principally in Latin America. About 20% of the revenue in the Emerging Markets business was attributable to business from multinational companies managed jointly with Global Relationship Banking.

Expense of $451 million in the 1997 first quarter increased $72 million or 19% from the year-ago quarter primarily reflecting investment spending to build the franchise and costs associated with implementing Citicorp's embedded bank plan to gain market share in selected emerging market countries.

Credit (benefits) costs were a net benefit of $36 million in the 1997 first quarter and compared with a net charge of $10 million in the 1996 quarter. Credit benefits in the 1997 quarter included a $50 million recovery from the refinancing agreement concluded with Peru.

--------------------------------------------------------------------------------
GLOBAL RELATIONSHIP BANKING
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                   First Quarter        %
                                                 ------------------
(In Millions of Dollars)                          1997    1996 (A)    Change
--------------------------------------------------------------------------------
Adjusted Revenue..............................    $1,001  $  749        34
Adjusted Operating Expense....................       700     632        11
                                              ----------------------------------
OPERATING MARGIN..............................       301     117        NM
Credit (Benefits) Costs.......................       (39)      5        NM
                                              ----------------------------------
OPERATING MARGIN LESS CREDIT (BENEFITS) COSTS.       340     112        NM
Additional Provision..........................         -       -         -
                                              ----------------------------------
INCOME BEFORE TAXES...........................       340     112        NM
Income Taxes..................................       140      33        NM
                                              ----------------------------------
NET INCOME....................................    $  200  $   79        NM
                                              ==================================
--------------------------------------------------------------------------------
Average Assets (In Billions of Dollars).......    $   83  $   84        (1)
Return on Assets..............................      0.98%   0.38%        -
--------------------------------------------------------------------------------

(A)   Reclassified to conform to the latest quarter's presentation.
NM    Not meaningful, as percentage equals or exceeds 100%.
--------------------------------------------------------------------------------

Net income from the Global Relationship Banking business in North America, Europe, and Japan was $200 million, up $121 million from the 1996 first quarter, despite an increase in the effective income tax rate to 41% from 29% in the 1996 first quarter. Income before taxes totaled $340 million, up $228 million from the 1996 first quarter. Return on assets of 0.98% improved from 0.38% in the 1996 first quarter.

Revenue of $1.0 billion grew $252 million or 34% from the 1996 first quarter. Trading-related revenue of $319 million increased $154 million or 93% and venture capital revenue of $93 million improved $55 million from the unusually low 1996 levels. These improvements were complemented by a $32 million gain on the sale of an investment from the acquisition finance portfolio, growth in transaction banking services revenue, and improved treasury results, partially offset by net interest revenue spread compression.

Expense of $700 million increased $68 million or 11% compared with the 1996 first quarter, primarily reflecting increased spending on technology, volume-related expense in transaction banking services, and higher incentive compensation associated with revenue growth, partially offset by reductions associated with the disposition of non-strategic businesses.

Credit (benefits) costs in the quarter were a net benefit of $39 million, compared with a net charge of $5 million in the 1996 first quarter and primarily reflected both lower gross write-offs and higher recoveries.

--------------------------------------------------------------------------------
CORPORATE ITEMS
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                            First Quarter              %
                                       -----------------------
(In Millions of Dollars)                   1997      1996 (A)        Change
--------------------------------------------------------------------------------
Revenue................................   $ 206      $247             (17)
Operating Expense......................     160       106              51
                                       -----------------------------------------
Income Before Taxes....................      46       141             (67)
Income Taxes...........................     191       201              (5)
                                       -----------------------------------------
NET LOSS...............................   $(145)     $(60)             NM
--------------------------------------------------------------------------------
Average Assets (In Billions of Dollars)   $   5      $  4              25
--------------------------------------------------------------------------------
(A)   Reclassified to conform to the latest quarter's presentation.
NM    Not meaningful, as percentage equals or exceeds 100%.
--------------------------------------------------------------------------------

Corporate Items includes revenue derived from charging businesses for funds employed, based upon a marginal cost of funds concept, unallocated corporate costs, and the offset created by attributing income taxes to core business activities on a local tax-rate basis. Expense in the 1997 first quarter included a $72 million charge, compared to $14 million in the 1996 first quarter, associated with performance-based stock options. These noncash charges were offset by increases to common stockholders' equity. All of these options are now vested.

--------------------------------------------------------------------------------
MANAGING GLOBAL RISK
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
LIQUIDITY
--------------------------------------------------------------------------------

Citicorp manages liquidity through a well-defined process described in the 1996 Annual Report and Form 10-K.

A diversity of funding sources, currencies, and maturities is used to gain the broadest practical access to the investor base. Citicorp deposits of $188.8 billion represent 65% of total funding at March 31, 1997, compared with $185.0 billion (66% of total funding) at December 31, 1996, and are broadly diversified by geography and customer segments. Stockholders' equity, which was $20.8 billion at March 31, 1997 compared with $20.7 billion at December 31, 1996, is also an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp (the "Parent Company") and its subsidiaries. Total long-term debt outstanding at March 31, 1997, was $18.8 billion, compared with $18.9 billion at year-end 1996.

Securitization of assets remains an important source of liquidity. Total assets securitized during the quarter were $3.0 billion, including $2.6 billion of U.S. credit cards and $0.4 billion of U.S. consumer mortgages. As securitized credit card receivables transactions amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. During the three months ended March 31, 1997, the scheduled amortization of certain securitized credit card receivables made available $2.3 billion of new receivables, and an additional $3.6 billion are scheduled to amortize during the remainder of 1997.

The Parent Company is a legal entity separate and distinct from Citibank, N.A. and its other subsidiaries and affiliates. As discussed in the 1996 Annual Report and Form 10-K, there are various legal limitations on the extent to which Citicorp's subsidiaries may extend credit, pay dividends, or otherwise supply funds to Citicorp. As of March 31, 1997, under their applicable dividend limitations, Citicorp's national and state-chartered bank subsidiaries could have declared dividends to their respective parent companies without regulatory approval of approximately $2.7 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that as of March 31, 1997, its bank subsidiaries could have distributed dividends to Citicorp, directly or through their parent holding company, of approximately $2.2 billion of the available $2.7 billion.

--------------------------------------------------------------------------------
PRICE RISK
--------------------------------------------------------------------------------

Citicorp manages the sensitivity of earnings to changes in interest rates, market prices, foreign exchange rates, and market volatilities through established procedures described in the 1996 Annual Report and Form 10-K. These procedures include limits set annually for each major category of risk; these limits are monitored and managed by the businesses, and reviewed monthly at the corporate level. Citicorp uses a risk management system based on market factors that accommodates the diversity of balance sheet and derivative product exposures and exposure management systems of its various businesses.

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

In June 1996, the Financial Accounting Standards Board ("FASB") issued an exposure draft of a proposed new accounting standard which could significantly affect the accounting treatment of end-user derivative and foreign exchange contracts by Citicorp and its customers. The FASB has been redeliberating the proposal and various alternative approaches which could have a range of potential effects on earnings and stockholders' equity. As the FASB finalizes its conclusions, Citicorp and the customers to which it provides derivatives and foreign exchange products will have to reconsider their risk management strategies, since the final rules may not reflect the results of many of those strategies in the same manner as current accounting practice.

--------------------------------------------------------------------------------
PRICE RISK IN NON-TRADING PORTFOLIOS
--------------------------------------------------------------------------------

Earnings at risk measures the potential pretax earnings impact on the non-trading activities of a specified movement in interest rates for an assumed defeasance period, which depends upon the depth of liquidity in the market and the instrument involved. The predominant assumed defeasance period used in Citicorp's earnings at risk calculations is currently four weeks. The earnings at risk is calculated separately for each currency by multiplying the repricing gap between interest sensitive items by the specified interest rate movement, and then taking into account the impact of options, both explicit and embedded. The specific rate movements are statistically derived from a two standard deviation movement, which results in a confidence level of 97.7%. As of March 31, 1997, the derived two standard deviation rate movement used in determining the U.S. dollar earnings at risk using a four week defeasance period was 63 basis points.

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

Citicorp's primary non-trading price risk exposure is to worldwide movements in U.S. dollar interest rates. The table on page 17 illustrates that as of March 31, 1997 a two standard deviation increase in U.S. dollar interest rates had a potential negative impact on Citicorp's pretax earnings of approximately $174 million for the following twelve months and approximately $171 million on a discounted full life basis.

--------------------------------------------------------------------------------
U.S. DOLLAR EARNINGS AT RISK
--------------------------------------------------------------------------------
                                               Assuming a Rate Movement of
                                             --------------------------------
                                             Two Standard      Two Standard
IMPACT ON PRETAX EARNINGS                       Deviation         Deviation
(In Millions of Dollars at March 31, 1997)       Increase          Decrease
--------------------------------------------------------------------------------
Overnight to Three Months.................          $ (67)          $    70
Four to Six Months........................            (41)               58
Seven to Twelve Months....................            (66)               76
                                              -------------------------------
TOTAL OVERNIGHT TO TWELVE MONTHS..........           (174)              204
Year Two..................................            (99)               95
Year Three................................            (20)                7
Year Four.................................             47               (63)
Year Five and Beyond......................             92              (118)
Effect of Discounting.....................            (17)               28
                                              -------------------------------
TOTAL ....................................          $(171)           $  153
--------------------------------------------------------------------------------

The following table illustrates how derivatives affect Citicorp's worldwide earnings at risk over the next 12 months from changes in U.S. dollar interest rates.

--------------------------------------------------------------------------------
TWELVE MONTH U.S. DOLLAR EARNINGS AT RISK
--------------------------------------------------------------------------------
                                               Assuming a Rate Movement of
                                             --------------------------------
                                             Two Standard      Two Standard
IMPACT ON PRETAX EARNINGS                       Deviation         Deviation
(In Millions of Dollars at March 31, 1997)       Increase          Decrease
--------------------------------------------------------------------------------
Excluding Derivatives........................      $  115             $(105)
Including Derivatives........................        (174)              204
--------------------------------------------------------------------------------

The tables above illustrate that Citicorp's pretax earnings over the next 12 months in its non-trading activities would be reduced from an increase in interest rates and benefit from a decrease in interest rates. This primarily reflects the utilization of receive-fixed interest rate swaps and similar instruments to effectively modify the repricing characteristics of certain consumer and commercial loan portfolios, funding, and long-term debt. During the first quarter of 1997, the U.S. dollar earnings at risk for the following 12 months to a two standard deviation increase in rates had a potential negative impact which ranged from approximately $143 million to $174 million in the aggregate at each month end, compared with a range from $116 million to $204 million during the full year 1996.

The first table above also illustrates that the risk profile in the two-to-three year time horizon was directionally similar, but reverses in subsequent periods. This is affected by the fact that the majority of the derivative instruments utilized to modify repricing characteristics as described above will mature within three years. Additional detail regarding these derivative instruments may be found on page 34.

Earnings at risk in other currencies also existed at significantly lower levels than U.S. dollar earnings at risk. The level of exposure taken is based on the market environment and will vary from period to period based on rate and other economic expectations.

--------------------------------------------------------------------------------
PRICE RISK IN TRADING PORTFOLIOS
--------------------------------------------------------------------------------

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

During the first quarter of 1997 the potential loss amount in the trading portfolios averaged $50 million pretax in the aggregate for Citicorp's major trading centers and the monthly averages of daily exposures ranged from approximately $42 million to $56 million, which is similar to the range in 1996. The level of exposure taken is a function of the market environment, and expectations of future price and market movements; and will vary from period to period. The trading-related revenue for the first quarter of 1997 was $589 million compared with $543 million in the fourth quarter of 1996 (see "Trading-Related Revenue" on page 23).

--------------------------------------------------------------------------------
ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

The following table presents the estimated fair value in excess of (less than) carrying value of Citicorp's financial instruments as defined in accordance with applicable requirements, including financial assets and liabilities recorded on the balance sheet as well as off-balance sheet instruments such as derivative and foreign exchange contracts and credit card securitizations. To better reflect Citicorp's values subject to market risk and to illustrate the interrelationships that characterize risk management strategies, the table below also provides estimated fair value data for the expected time period until runoff of existing deposits with no fixed maturity.


--------------------------------------------------------------------------------
ESTIMATED FAIR VALUE IN EXCESS OF (LESS THAN) CARRYING VALUE
--------------------------------------------------------------------------------

                                                      Mar. 31,   Dec. 31,   Sept. 30,    June 30,   Mar. 31,
(In Billions of Dollars)                                  1997       1996        1996        1996       1996
-----------------------------------------------------------------------------------------------------------------
Assets and Liabilities (A)...........................     $6.2       $5.5        $5.5        $5.6       $5.4
End-User Derivative and Foreign Exchange Contracts...     (0.7)       0.3        (0.2)       (0.3)       0.2
Credit Card Securitizations (A) (B)..................      0.3        0.4         0.5         0.5        0.3
                                                         -------------------------------------------------------
                                                           5.8        6.2         5.8         5.8        5.9
Deposits with No Fixed Maturity (C)..................      3.1        2.7         3.0         3.3        2.7
                                                         -------------------------------------------------------
TOTAL................................................     $8.9       $8.9        $8.8        $9.1       $8.6
----------------------------------------------------------------------------------------------------------------

(A) Amounts as of March 31, 1997 include the effect of restoring to the allowance for credit losses a $373 million reserve that had previously been attributed to securitized credit card receivables, as described on page 26.
(B) Represents the estimated excess in fair value of the underlying receivables and investor certificates, which is derived by Citicorp in the form of excess servicing, and principally arises from fixed rates payable to certificate holders.
(C) Represents the estimated excess fair value related to the expected time period until runoff of existing deposits with no fixed maturity on the balance sheet, without assuming any regeneration of balances, based on the estimated difference between the cost of funds on these deposits and the cost of funds from alternative sources.
--------------------------------------------------------------------------------

The quarterly fluctuations among financial instruments are primarily due to changes in the interest rate environment in the U.S. and other countries. Generally in rising interest rate environments, as experienced in the 1997 first quarter and the 1996 second quarter, the fair value of assets and liabilities, deposits with no fixed maturity and credit card securitizations (primarily fixed rate investor certificates) tend to increase, which are partially offset by declines in the value of derivative contracts. Correspondingly, in declining interest rate environments as experienced in the second half of 1996, generally, the fair value of assets and liabilities, deposits with no fixed maturity and credit card securitizations tend to decline, which are partially offset by increases in the value of derivative contracts. In addition, fair values may vary from period to period based on changes in a variety of other factors including credit quality, market perceptions of value, and the changing composition of assets and liabilities.

--------------------------------------------------------------------------------
CAPITAL
--------------------------------------------------------------------------------

Citicorp is subject to risk-based capital guidelines issued by the Federal Reserve Board ("FRB"). These guidelines are supplemented by a leverage ratio requirement. The risk-based capital guidelines and the leverage ratio requirement are detailed in the 1996 Annual Report and Form 10-K.

--------------------------------------------------------------------------------
                                            Mar. 31,    Dec. 31,    Mar. 31,
CITICORP RATIOS                                 1997        1996        1996
--------------------------------------------------------------------------------
Tier 1 Capital.............................     8.39%       8.39%       8.42%
Total Capital (Tier 1 and Tier 2)..........    12.11       12.23       12.37
Leverage (A) ..............................     7.39        7.42        7.44
Common Stockholders' Equity................     6.50        6.63        6.71
--------------------------------------------------------------------------------

(A) Tier 1 capital divided by adjusted average assets.
--------------------------------------------------------------------------------

Citicorp continued to maintain a strong capital position during the 1997 first quarter. Total capital (Tier 1 and Tier 2) amounted to $29.3 billion at March 31, 1997 representing 12.11% of net risk-adjusted assets. This compares with $28.9 billion and 12.23% at December 31, 1996 and $28.0 billion and 12.37% at March 31, 1996. Tier 1 capital of $20.3 billion at March 31, 1997 represented 8.39% of net risk-adjusted assets, compared with $19.8 billion and 8.39% at December 31, 1996 and $19.0 billion and 8.42% at March 31, 1996. The Tier 1 capital ratio at March 31, 1997 exceeded Citicorp's target range of 8.00% to 8.30%.

The excess of Tier 1 capital generated during a period reduced by capital utilized for business expansion is referred to as "free capital." As shown in the following table, Citicorp generated $726 million of free capital during the 1997 first quarter compared with $750 million in the 1996 first quarter.

-------------------------------------------------------------------------------
FREE CAPITAL
-------------------------------------------------------------------------------
                                                               First Quarter
                                                        -----------------------
(In Millions of Dollars)                                   1997          1996
-------------------------------------------------------------------------------
Tier 1 Capital Generated:
Net Income.............................................  $  995         $ 914
Issuances/Other (A)....................................     495           185
Cash Dividends Declared................................    (281)         (257)
                                                        -----------------------
Total Tier 1 Capital Generated.........................   1,209           842
Capital Utilized for Growth in Net Risk-Adjusted Assets    (483)          (92)
                                                        -----------------------
FREE CAPITAL GENERATED.................................  $  726         $ 750
-------------------------------------------------------------------------------

(A) Includes issuance of common stock under various employee benefit plans and the dividend reinvestment plan. 1997 also reflects issuance of guaranteed preferred beneficial interests in subordinated debt and the redemption of Series 14 Preferred Stock.
--------------------------------------------------------------------------------

In order to return this free capital to its shareholders, Citicorp initiated a common stock repurchase program in June 1995. During 1996, the program was expanded to a total authorization of $8.5 billion through December 31, 1998. Citicorp repurchased 6.1 million and 9.6 million shares of common stock under the repurchase program using free capital of $704 million ($114.85 average cost per share) and $721 million ($75.42 average cost per share) in the first quarters of 1997 and 1996, respectively. Since the program was initiated, Citicorp has repurchased 65.3 million shares of common stock through March 31, 1997, using free capital of $5.3 billion.

Common stockholders' equity increased a net $233 million during the first quarter of 1997 to $18.9 billion at March 31, 1997, representing 6.50% of assets, compared with 6.63% at December 31, 1996 and 6.71% at March 31, 1996.

The increase in common stockholders' equity during the quarter principally reflected net income and the issuance of stock under various employee benefit plans, partially offset by shares repurchased under the common stock repurchase program and dividends declared on common and preferred stock. The decline in the common stockholders' equity ratio at March 31, 1997 reflected the above items as well as the growth in total assets.

During the first quarter of 1997, Citicorp redeemed the $175 million Series 14 Preferred Stock and issued an additional $450 million of guaranteed preferred beneficial interests in Citicorp subordinated debt. The guaranteed preferred beneficial interests outstanding at March 31, 1997 of $750 million, including $300 million issued in 1996, qualify as Tier 1 capital and are included in long-term debt on the balance sheet.

------------------------------------------------------------------------------------------------------------------------
COMPONENTS OF RISK-BASED CAPITAL UNDER REGULATORY GUIDELINES
------------------------------------------------------------------------------------------------------------------------
                                                                                   Mar. 31,      Dec. 31,   Mar. 31,
(In Millions of Dollars)                                                               1997          1996       1996
------------------------------------------------------------------------------------------------------------------------
TIER 1 CAPITAL
Common Stockholders' Equity...............................................          $18,877       $18,644    $17,684
Perpetual Preferred Stock.................................................            1,903         2,078      2,078
Guaranteed Preferred Beneficial Interests in Subordinated Debt............              750           300          -
Minority Interest.........................................................               97            91         81
Less: Net Unrealized Gains-- Securities Available for Sale (A) ...........             (687)         (676)      (174)
      Intangible Assets (B) ..............................................             (314)         (328)      (314)
      50% Investment in Certain Subsidiaries (C) .........................             (325)         (313)      (319)
                                                                                ----------------------------------------
TOTAL TIER 1 CAPITAL......................................................           20,301        19,796     19,036
                                                                                ----------------------------------------
TIER 2 CAPITAL
Allowance for Credit Losses (D) ..........................................            3,060         2,982      2,857
Qualifying Debt (E).......................................................            6,263         6,405      6,386
Less: 50% Investment in Certain Subsidiaries (C) .........................             (324)         (313)      (319)
                                                                                ----------------------------------------
TOTAL TIER 2 CAPITAL......................................................            8,999         9,074      8,924
                                                                                ----------------------------------------
TOTAL CAPITAL (TIER 1 AND TIER 2).........................................          $29,300       $28,870    $27,960
------------------------------------------------------------------------------------------------------------------------
NET RISK-ADJUSTED ASSETS (F)..............................................         $241,887      $236,073   $226,020
------------------------------------------------------------------------------------------------------------------------

(A) Tier 1 capital excludes unrealized gains and losses on securities available for sale in accordance with regulatory risk-based capital guidelines.
(B)  Includes goodwill and certain other identifiable intangible assets.
(C)  Primarily Citicorp Securities, Inc.
(D) Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.
(E) Includes qualifying senior and subordinated debt, in an amount not exceeding 50% of Tier 1 capital, subordinated capital notes, and limited life preferred stock, subject to certain limitations.
(F) Includes risk-weighted credit equivalent amounts net of applicable bilateral netting agreements of $10.0 billion for interest rate, commodity and equity derivative contracts, and foreign exchange contracts, as of March 31, 1997, compared with $9.8 billion as of December 31, 1996 and $8.8 billion as of March 31, 1996. Net risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses.
--------------------------------------------------------------------------------

As discussed in the 1996 Annual Report and Form 10-K, Citicorp has entered into forward purchase agreements on its common stock, to be settled on a net basis, in order to partially offset the dilutive effects of various employee benefit plans. At Citicorp's option, such settlements may be made in shares of Citicorp's common stock or in cash. As of March 31, 1997, agreements were in place covering approximately $900 million of Citicorp common stock (7.8 million shares) with forward prices averaging $115.57 per share. Both the number of shares covered and the forward prices of the contracts are adjusted on a quarterly basis and reflect the stock price at the time of adjustment. During the first quarter of 1997, settlements resulted in Citicorp receiving approximately 0.8 million shares of its common stock. If the currently outstanding agreements were settled based on the March 31, 1997 market price of Citicorp common stock ($108.25 per share), Citicorp would be required to deliver approximately 0.5 million shares.

Citicorp's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At March 31, 1997 all of Citicorp's subsidiary depository institutions were "well capitalized" under the federal bank regulatory agencies' definitions.

-----------------------------------------------------------------------------
                                        Mar. 31,     Dec. 31,     Mar. 31,
CITIBANK, N.A. RATIOS                       1997         1996         1996
--------------------------------------- ------------ ------------ -----------
Tier 1 Capital.......................      8.29%        8.32%        8.42%
Total Capital (Tier 1 and Tier 2) ...     12.00        12.11        12.30
Leverage.............................      6.61         6.63         6.75
Common Stockholder's Equity..........      6.86         6.99         7.18
--------------------------------------- ------------ ------------ -----------

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

--------------------------------------------------------------------------------
STATEMENT OF INCOME ANALYSIS
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NET INTEREST REVENUE (TAXABLE EQUIVALENT BASIS)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
NET INTEREST REVENUE STATISTICS ............................   1st Qtr.      4th Qtr.      3rd Qtr.      2nd Qtr.      1st Qtr.
  (TAXABLE EQUIVALENT BASIS) (A) (B) .......................       1997          1996          1996          1996          1996
------------------------------------------------------------   ---------     ---------     ---------     ---------     ---------
NET INTEREST REVENUE: (In Millions of Dollars)
U.S. .......................................................   $   1,862     $   1,785     $   1,714     $   1,750     $   1,716
Outside the U.S. ...........................................       1,587         1,699         1,616         1,601         1,547
                                                               ---------     ---------     ---------     ---------     ---------
TOTAL ADJUSTED .............................................       3,449         3,484         3,330         3,351         3,263
Effect of Credit Card Securitization Activity (C) ..........        (630)         (650)         (613)         (615)         (570)
                                                               ---------     ---------     ---------     ---------     ---------
TOTAL ......................................................   $   2,819     $   2,834     $   2,717     $   2,736     $   2,693
------------------------------------------------------------   ---------     ---------     ---------     ---------     ---------
AVERAGE INTEREST-EARNING ASSETS: (In Billions of Dollars)
U.S. .......................................................   $   123.2   $     120.2   $     118.7   $     121.1   $     122.4
Outside the U.S. ...........................................       144.1         142.0         140.1         135.7         132.2
                                                               ---------     ---------     ---------     ---------     ---------
TOTAL ADJUSTED .............................................       267.3         262.2         258.8         256.8         254.6
 Securitized Credit Card Receivables (C) ...................       (25.1)        (25.9)        (26.2)        (26.2)        (25.9)
                                                               ---------     ---------     ---------     ---------     ---------
TOTAL ......................................................   $   242.2   $     236.3   $     232.6   $     230.6   $     228.7
------------------------------------------------------------   ---------     ---------     ---------     ---------     ---------
ADJUSTED NET INTEREST MARGIN:
U.S. .......................................................       6.13%         5.90%         5.75%         5.81%         5.64%
Outside the U.S. ...........................................       4.47%         4.76%         4.59%         4.75%         4.71%

TOTAL ADJUSTED .............................................       5.23%         5.28%         5.12%         5.25%         5.15%
Effect of Credit Card Securitization Activity (C) ..........       (.51)%        (.51)%        (.47)%        (.48)%        (.41)%
                                                               ---------     ---------     ---------     ---------     ---------
TOTAL ......................................................       4.72%         4.77%         4.65%         4.77%         4.74%
------------------------------------------------------------   ---------     ---------     ---------     ---------     ---------

(A) Includes allocations for capital and funding costs based on the location of the asset.
(B) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.
(C) See page 27 for discussion of the effect of credit card securitization activity.

Net interest revenue of $2.8 billion in the 1997 first quarter increased $126 million or 5% from the year-ago period reflecting an increase in interest-earning assets. Net interest revenue and net interest margin are reduced by the effect of credit card securitization activity. Adjusted for the effect of credit card securitization activity, net interest revenue for the 1997 first quarter of $3.4 billion decreased $35 million or 1% from the 1996 fourth quarter and increased $186 million or 6% from the 1996 first quarter. The adjusted net interest margin decreased to 5.23% in the 1997 first quarter from 5.28% in the fourth quarter of 1996 and increased from 5.15% in the 1996 first quarter.

The adjusted net interest margin in the U.S. of 6.13% in the 1997 quarter was up from 5.90% in the 1996 fourth quarter and 5.64% in the 1996 first quarter. The net interest margin in the 1997 first quarter compared to the 1996 fourth quarter benefited from new risk- and relationship-based pricing strategies in the U.S. bankcards business, partially offset by spread compression in the Global Relationship Banking business ("GRB"). The increase in the adjusted net interest margin in the U.S. from the 1996 first quarter resulted from the new risk- and relationship-based pricing strategies and higher volumes in the U.S. bankcards business, a decrease in the level of lower-yielding trading assets in GRB, and a lower net cost to carry cash-basis loans and OREO.

Net interest revenue from activities outside the U.S. represented 46% of total adjusted net interest revenue in the 1997 first quarter. The net interest margin outside the U.S. of 4.47% in the 1997 quarter decreased from 4.76% in the 1996 fourth quarter and 4.71% in the 1996 first quarter. The decrease in the net interest margin from the 1996 fourth quarter reflected spread compression in GRB and the Asia Pacific Citibanking business and less favorable market conditions in Corporate Banking Emerging Markets, principally in Latin America. The decrease in the net interest margin from the 1996 first quarter reflected less favorable market conditions in Corporate Banking Emerging Markets, principally in Latin America, an increase in the level of lower-yielding securities in GRB, and spread compression in the Asia Pacific Citibanking business, partially offset by an increase in higher-yielding assets in the Citibanking business in Latin America.

The $12.7 billion increase in adjusted average interest-earning assets in the 1997 first quarter from the year-ago period was mainly attributable to higher levels of securities, consumer loans in the U.S. and commercial loans outside the U.S., partially offset by a reduction in trading account assets in the GRB.

--------------------------------------------------------------------------------
FEE AND COMMISSION REVENUE
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                            First Quarter
                                                    ----------------------------
(In Millions of Dollars)                                 1997           1996 (A)
--------------------------------------------------- --------------- ------------
CONSUMER:

Developed Markets.................................    $   568         $   534
Emerging Markets..................................        288             253
                                                    --------------- ------------
TOTAL CONSUMER....................................        856             787
CORPORATE BANKING AND OTHER.......................        465             482
                                                    --------------- ------------
TOTAL ADJUSTED....................................      1,321           1,269
Effect of Credit Card Securitization Activity (B).         31              43
                                                    --------------- ------------
TOTAL.............................................     $1,352          $1,312
--------------------------------------------------- --------------- ------------

(A)   Reclassified to conform to the latest quarter's presentation.
(B) See page 27 for discussion of the effect of credit card securitization activity.
--------------------------------------------------------------------------------

Total fee and commission revenue of $1.4 billion in the first quarter of 1997 increased $40 million or 3% from a year ago. Fee and commission revenue was increased in both periods by the effect of credit card securitization activity. Adjusted for the effect of credit card securitization activity, fee and commission revenue in the 1997 first quarter was up 4% from a year ago.

Fee and commission revenue in the Consumer businesses in the 1997 first quarter was up 9% from the 1996 first quarter (14% in the emerging markets and 6% in the developed markets). The double-digit growth in the emerging markets primarily reflected increases in credit card related fees and trust and investment fees in Asia Pacific and Latin America. In the developed markets, the revenue increase also reflected higher credit card related and trust and investment fees. Fee and commission revenue in the Private Bank increased by double-digits in both the emerging and developed markets.

In the Corporate Banking businesses, fee and commission revenue for the 1997 first quarter decreased 4% compared with the 1996 quarter primarily due to the 1996 disposition of a non-strategic business.

--------------------------------------------------------------------------------
TRADING-RELATED REVENUE
--------------------------------------------------------------------------------

Trading-related revenue is composed of the "Foreign Exchange" and "Trading Account" lines in the Statement of Income and also includes other amounts, principally reflected in Net Interest Revenue. The table below presents trading-related revenue by business sector, by trading activity, and by income statement line.

--------------------------------------------------------------------------------
                                                         First Quarter
                                                 -----------------------------
(In Millions of Dollars)                               1997          1996 (A)
------------------------------------------------ ----------- -----------------
BY BUSINESS SECTOR:
Corporate Banking:
Emerging Markets..........................             $218         $177
Global Relationship Banking...............              319          165
                                                 ----------- -----------------
Total Corporate Banking...................              537          342
Consumer and Other........................               52           50
                                                 ----------- -----------------
TOTAL.....................................             $589         $392
------------------------------------------------ ----------- -----------------

BY TRADING ACTIVITY:
Foreign Exchange (B)......................             $260         $217
Derivative (C)............................              182          142
Fixed Income (D)..........................               62            4
Other.....................................               85           29
                                                 ----------- -----------------
TOTAL.....................................             $589         $392
------------------------------------------------ ----------- -----------------

BY INCOME STATEMENT LINE:
Foreign Exchange..........................             $297         $205
Trading Account...........................              198           90
Other (E).................................               94           97
                                                 ----------- -----------------
TOTAL.....................................             $589         $392
------------------------------------------------ ----------- -----------------

(A)   Reclassified to conform to the latest quarter's presentation.
(B) Foreign exchange activity includes foreign exchange spot, forward, and option contracts.
(C) Derivative activity primarily includes interest rate and currency swaps, options, financial futures, and equity and commodity contracts.
(D) Fixed income activity principally includes debt instruments including government and corporate debt as well as mortgage assets.
(E)   Primarily net interest revenue.

Trading-related revenue of $589 million increased $197 million or 50% in the 1997 first quarter compared with the low 1996 first quarter and increased $46 million or 8% from the 1996 fourth quarter. The increase from the 1996 first quarter is primarily attributable to significantly improved results in all trading activities in Global Relationship Banking, complemented by growth in derivative and foreign exchange trading in the Emerging Markets business, primarily in Asia Pacific.

Foreign exchange revenue of $260 million in the 1997 first quarter increased $43 million or 20% from the unusually low 1996 first quarter, when directionless foreign exchange markets in the major currencies adversely affected revenue opportunities.

Derivative revenue of $182 million in the 1997 first quarter rose $40 million or 28% from the 1996 first quarter, reflecting growth in both Global Relationship Banking and the Asia Pacific Emerging Markets business.

Fixed income revenue in the 1997 first quarter increased $58 million from the unusually low 1996 first quarter, when results in North America were adversely affected by volatile interest rates.

Levels of trading-related revenue may fluctuate in the future as a result of market conditions and other factors.

--------------------------------------------------------------------------------
SECURITIES TRANSACTIONS
--------------------------------------------------------------------------------

Net gains from the sale of securities were $108 million in the first quarter of 1997 compared with $102 million in the comparable 1996 period. The net gains reflected gross realized gains of $126 million and $111 million, and gross realized losses of $18 million and $9 million in the first quarters of 1997 and 1996, respectively.

The fair value of securities available for sale and the related adjustment to stockholders' equity may fluctuate over time based on market conditions and changes in market interest rates, as well as events and trends affecting specific securities.

-----------------------------------------------------------------------------
OTHER REVENUE
-----------------------------------------------------------------------------

----------------------------------------- -----------------------------------
                                                    First Quarter
                                          -----------------------------------
(In Millions of Dollars)                              1997          1996 (A)
----------------------------------------- ----------------- -----------------
Credit Card Securitization Activity.....              $165          $233
Venture Capital.........................                93            38
Affiliate Earnings......................                59            62
Net Asset Gains and Other Items.........               120           101
                                          ----------------- ------------------
TOTAL...................................              $437          $434
----------------------------------------- ----------------- ------------------

(A) Reclassified to conform to the latest quarter's presentation.
------------------------------------------------------------------------------

The decrease in revenue related to credit card securitization activity in the 1997 first quarter principally reflected higher net credit loss rates, partially offset by an improved net interest margin. Additionally, commencing with the 1997 first quarter, revenue from credit card securitization activity includes net credit losses on loans held for sale, which totaled $32 million. The effect of credit card securitization activity is discussed in more detail on page 27.

Venture capital revenue in the 1997 first quarter of $93 million improved $55 million from the unusually low 1996 first quarter level. Investments of venture capital subsidiaries are carried at fair value and revenue volatility can occur in the future, based on general market conditions as well as events and trends affecting specific venture capital investments.

Net asset gains and other items in the 1997 first quarter included gains related to the refinancing agreement concluded with Peru and the sale of an investment from the acquisition finance portfolio by Global Relationship Banking. Revenue in the first quarter of 1996 reflected the disposition of a portion of Citicorp's holding in an Asian affiliate.

-------------------------------------------------------------------------------
PROVISION AND CREDIT LOSS RESERVES

The provision for credit losses of $423 million in the 1997 first quarter declined $71 million or 14% from the 1996 first quarter, reflecting commercial net recoveries together with a decline in the consumer additional provision, partially offset by higher net write-offs in the Consumer business.

Details of net write-offs, additional provision, and the provision for credit losses are included in the following table:

-------------------------------------------------------------------------------
NET WRITE-OFFS, ADDITIONAL PROVISION, AND PROVISION FOR CREDIT LOSSES
--------------------------------------------------------------------------------
                                                              First Quarter
                                               ---------------------------------
(In Millions of Dollars)                                      1997        1996
--------------------------------------------------------------------------------
NET WRITE-OFFS (RECOVERIES):
Consumer (A)...................................               $893        $707
Commercial.....................................                (61)         31
                                                     --------------- -----------
TOTAL ADJUSTED NET WRITE-OFFS..................                832         738
Effect of Credit Card Securitization Activity..               (434)       (294)
                                                     --------------- -----------
TOTAL..........................................               $398        $444
-------------------------------------------------------------------- -----------
ADDITIONAL PROVISION:
Consumer.......................................                $25         $50
                                                     --------------- -----------
TOTAL..........................................                $25         $50
-------------------------------------------------------------------- -----------
PROVISION FOR CREDIT LOSSES:
Consumer.......................................               $484        $463
Commercial.....................................                (61)         31
                                                     --------------- -----------
TOTAL..........................................               $423        $494
-------------------------------------------------------------------- -----------

(A) Adjusted for the effect of credit card securitization activity, including the effect related to credit card receivables held for sale commencing with the 1997 first quarter (see page 27).
-------------------------------------------------------------------------------

Consumer net write-offs, adjusted for the effect of credit card securitization activity, were $893 million in the 1997 first quarter, up from $707 million in the 1996 first quarter, primarily due to higher losses in U.S. bankcards, which continues to operate in a weak credit environment. Net write-offs also increased in the Asia Pacific Cards business as a result of portfolio expansion, moderating economic conditions, and the political environment in certain countries. Net write-offs in Latin America in both the Citibanking and Cards businesses as well as the Private Bank were reduced from year-ago levels. The consumer provision for credit losses included an additional provision in excess of net write-offs of $25 million in the 1997 first quarter and $50 million in the 1996 first quarter. Net write-offs and the total provision, particularly in Cards, are expected to increase from 1997 first quarter levels as a result of credit performance of the portfolios (including bankruptcies), seasonal factors, economic conditions, and other changes in portfolio levels. See "Consumer Portfolio Review" on page 9 for an additional discussion.

Commercial net recoveries in the 1997 first quarter of $61 million improved $92 million from the 1996 first quarter due to higher recoveries, primarily attributable to a $50 million recovery from the refinancing agreement concluded with Peru, coupled with lower gross write-offs. There were no material credit losses related to derivative and foreign exchange contracts or standby letters of credit and guarantees in either quarter. Citicorp does not expect to continue to experience net recoveries in the commercial portfolio; however, net write-offs are expected to be moderate.

All identified losses are immediately written off and the entire allowance is available to absorb all probable credit losses inherent in the portfolio. For analytical purposes only, Citicorp attributes the reserve to the credit exposures as detailed in the table on page 26.

--------------------------------------------------------------------------------
CREDIT LOSS RESERVES (A)
--------------------------------------------------------------------------------
                                                  Mar. 31,  Dec. 31,  Mar. 31,
(In Millions of Dollars)                              1997      1996      1996
------------------------------------------------- --------- --------- ---------
ALLOWANCE FOR CREDIT LOSSES:

Consumer.........................................   $2,442    $2,079    $1,966
Commercial.......................................    3,324     3,424     3,424
                                                  --------- --------- ---------
TOTAL ALLOWANCE FOR CREDIT LOSSES................    5,766     5,503     5,390
Reserves for Off-Balance Sheet Credit Exposures..      191       473       482
                                                  --------- --------- ---------
TOTAL CREDIT LOSS RESERVES.......................   $5,957    $5,976    $5,872
------------------------------------------------- --------- --------- ---------
ALLOWANCE AS A PERCENT OF TOTAL LOANS:

Consumer.........................................    2.29%     1.86%     1.89%
Commercial.......................................    5.06%     5.46%     5.58%
TOTAL............................................    3.34%     3.15%     3.26%
------------------------------------------------- --------- --------- ---------

(A) In the first quarter of 1997, to be consistent with industry practice, Citicorp has changed the apportionment and display of credit loss reserves to report (1) $50 million in Other Liabilities attributable to standby letters of credit and guarantees, and (2) $50 million deducted from Trading Account Assets attributable to derivative and foreign exchange contracts, and (3) to restore to the Allowance for Credit Losses $373 million that had previously been attributed to securitization transactions where the exposure to credit losses is contractually limited to the cash flows from the securitized receivables. Reserves for off-balance sheet credit exposures at March 31, 1997 consist of the foregoing $50 million included in Other Liabilities and $50 million deducted from Trading Account Assets and also include $91 million deducted from Other Assets attributable to mortgage loans sold with recourse. Prior period amounts have not been reclassified.
--------------------------------------------------------------------------------

The allowance for credit losses and the reserves for off-balance sheet credit exposures totaled $6.0 billion as of March 31, 1997 and December 31, 1996, up from $5.9 billion at March 31, 1996. The net change in the reserves reflected the continued reserve building previously discussed and the effect of foreign currency translation.

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

--------------------------------------------------------------------------------
OPERATING EXPENSE
--------------------------------------------------------------------------------

Total operating expense of $3.2 billion in the 1997 first quarter was up $309 million or 11% from the comparable 1996 period. Consumer and Corporate Banking expense increased 14% in the emerging markets and 7% in the developed markets, from the year-ago period. Excluding the effect of foreign currency translation resulting from a strengthened U.S. dollar, operating expense increased 12%.

Employee expense of $1.7 billion in the first quarter rose $196 million or 13% from the 1996 quarter. The increase primarily reflected salary and incentive compensation increases, higher staff levels related to business expansion in the emerging markets, and an incremental charge of $60 million associated with the vesting of the remaining performance-based stock options. Staff levels of 90,200 at March 31, 1997 increased 3,500 (2,500 in the emerging markets) or 4% from a year ago.

Net premises and equipment expense was $490 million in the quarter, up $33 million or 7% from 1996, while other expense of $1.0 billion increased $80 million or 9% from the year-ago period. These increases primarily reflected investment spending and franchise development to support expansion in the emerging markets, the furtherance of Citibanking initiatives, particularly on upgrading systems and delivery of services worldwide through technology convergence, the continued development of the Citibank branding strategy worldwide, including the conversion and addition of 107 branches to the Citibanking standard, and increased spending on technology and volume-related expenses in transaction banking services.

--------------------------------------------------------------------------------
INCOME TAXES
--------------------------------------------------------------------------------

Income taxes were $609 million and $560 million, in the first quarters of 1997 and 1996, representing effective tax rates of 38% for both periods. The 1996 full-year effective tax rate was 38%.

--------------------------------------------------------------------------------
EFFECT OF CREDIT CARD SECURITIZATION ACTIVITY
--------------------------------------------------------------------------------

During the first quarter of 1997, $2.6 billion of U.S. credit card receivables were securitized. As of March 31, 1997, the total amount of securitized receivables, net of amortization, was $25.4 billion compared with $25.2 billion as of December 31, 1996 and $26.2 billion as of March 31, 1996.

The securitization of credit card receivables, which is described in the 1996 Annual Report and Form 10-K, does not affect the earnings reported in a period. However, securitization affects the manner in which revenue and the provision for credit losses are classified in the income statement. For securitized receivables, amounts that would otherwise be reported as net interest revenue, as fee and commission revenue, and as net credit losses on loans are instead reported as fee and commission revenue (for servicing fees) and as other revenue (for the remaining cash flows to which Citicorp is entitled, net of credit losses). In addition, commencing with the first quarter of 1997, net credit losses on credit card receivables held for sale are reported as a reduction of other revenue rather than included in the provision for credit losses. The table below shows the net effect of credit card securitization activity as an increase or (decrease) to the amounts reported in the Consolidated Statement of Income and Average Balance Sheet, and under the captions of Return on Assets, Net Interest Margin, and Consumer Net Credit Loss Ratio. The adoption of Statement of Financial Accounting Standards No. 125 in the 1997 first quarter (see "Accounting Items" below) did not result in a change in the income recognition policies for credit card securitization activity due to immateriality.

--------------------------------------------------------------------------------
                                                        First Quarter
                                            -----------------------------------
In Millions of Dollars                              1997              1996
--------------------------------------      ----------------- -----------------
Net Interest Revenue..................            $ (630)           $ (570)
Fee and Commission Revenue............                31                43
Other Revenue.........................               165               233
Provision for Credit Losses...........              (434)             (294)
--------------------------------------      ----------------- -----------------
NET INCOME IMPACT OF SECURITIZATION...            $    0            $    0
--------------------------------------      ----------------- -----------------
Average Assets (In Billions) .........            $  (25)           $  (26)
Return on Assets......................              0.11%             0.12%
Net Interest Margin...................             (0.51)%           (0.41)%
Consumer Net Credit Loss Ratio .......             (0.94)%           (0.59)%
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
ACCOUNTING ITEMS
--------------------------------------------------------------------------------

Effective January 1, 1997, Citicorp adopted the applicable provisions of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"), and will adopt the remaining provisions as required in the 1998 first quarter. SFAS No. 125 provides standards for distinguishing transfers of financial assets that are sales from those that are secured borrowings, and provides guidance on the recognition and measurement of asset servicing contracts and on debt extinguishments. The new standard does not have a material impact on Citicorp.

Also commencing January 1, 1997, Citicorp classifies credit card and mortgage loans intended for sale as loans held for sale, which are accounted for at the lower of cost or market value with net credit losses charged to other revenue.

As described on page 26, in the first quarter 1997 Citicorp changed the apportionment and display of credit loss reserves to be consistent with industry practice.

--------------------------------------------------------------------------------
CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME                      CITICORP AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                                               Three Months
                                                              --------------
(In Millions of Dollars, Except Per Share Amounts)             1997    1996
--------------------------------------------------------------------------------

INTEREST REVENUE
Loans, including Fees ......................................  $4,554  $4,558
Deposits with Banks ........................................     224     196
Federal Funds Sold and Securities Purchased Under
  Resale Agreements ........................................     212     256
Securities
      U.S. Treasury and Federal Agencies ...................      70      56
      State and Municipal ..................................      32      21
      Other, including dividends (Principally in offices
        outside the U.S.) ..................................     417     304
Trading Account Assets .....................................     243     385
Loans Held for Sale (A) ....................................     105     -
                                                              ------  ------
Total Interest Revenue .....................................   5,857   5,776
                                                              ------  ------

INTEREST EXPENSE
Deposits ...................................................   2,229   2,186
Trading Account Liabilities ................................      73      79
Purchased Funds and Other Borrowings .......................     438     491
Long-Term Debt .............................................     313     335
                                                              ------  ------
Total Interest Expense .....................................   3,053   3,091
                                                              ------  ------
NET INTEREST REVENUE .......................................   2,804   2,685
                                                              ------  ------
PROVISION FOR CREDIT LOSSES ................................     423     494
                                                              ------  ------
NET INTEREST REVENUE AFTER PROVISION FOR CREDIT LOSSES .....   2,381   2,191
                                                              ------  ------
FEES, COMMISSIONS, AND OTHER REVENUE
Fees and Commissions .......................................   1,352   1,312
Foreign Exchange ...........................................     297     205
Trading Account ............................................     198      90
Securities Transactions ....................................     108     102
Other Revenue ..............................................     437     434
                                                              ------  ------
Total Fees, Commissions, and Other Revenue .................   2,392   2,143
                                                              ------  ------

OPERATING EXPENSE
Salaries ...................................................   1,264   1,132
Employee Benefits ..........................................     401     337
                                                              ------  ------
Total Employee Expense .....................................   1,665   1,469
Net Premises and Equipment Expense .........................     490     457
Other Expense ..............................................   1,014     934
                                                              ------  ------
Total Operating Expense ....................................   3,169   2,860
                                                              ------  ------

INCOME BEFORE TAXES ........................................   1,604   1,474
INCOME TAXES ...............................................     609     560
                                                              ------  ------
NET INCOME .................................................  $  995  $  914
                                                              ======  ======
----------------------------------------------------------------------------
INCOME APPLICABLE TO COMMON STOCK ..........................  $  957  $  871
                                                              ------  ------

EARNINGS PER SHARE:
ON COMMON AND COMMON EQUIVALENT SHARES .....................  $ 2.01  $ 1.82
ASSUMING FULL DILUTION .....................................  $ 2.01  $ 1.75
----------------------------------------------------------------------------

(A) Commencing with the first quarter 1997, Citicorp classifies credit card and mortgage loans intended for sale as loans held for sale.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET                             CITICORP AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                                            Mar. 31,   Dec. 31,
(In Millions of Dollars)                                      1997       1996
--------------------------------------------------------------------------------

ASSETS
Cash and Due from Banks ..................................  $  6,574   $  6,905
Deposits at Interest with Banks ..........................    12,593     11,648
Securities, at Fair Value
      Available for Sale .................................    30,608     26,062
      Venture Capital ....................................     2,266      2,124
Trading Account Assets ...................................    33,196     30,785
Loans Held for Sale (A) ..................................     3,133        -
Federal Funds Sold and Securities Purchased
  Under Resale Agreements ................................    11,844     11,133
Loans, Net
      Consumer ...........................................   106,721    111,847
      Commercial .........................................    65,750     62,765
                                                            --------   --------
Loans, Net of Unearned Income ............................   172,471    174,612
Allowance for Credit Losses ..............................    (5,766)    (5,503)
                                                            --------   --------
Total Loans, Net .........................................   166,705    169,109
Customers' Acceptance Liability ..........................     2,188      2,077
Premises and Equipment, Net ..............................     4,655      4,667
Interest and Fees Receivable .............................     3,131      3,068
Other Assets .............................................    13,461     13,440
                                                            --------   --------

TOTAL ....................................................  $290,354   $281,018
                                                            ========   ========
--------------------------------------------------------------------------------

LIABILITIES
Non-Interest-Bearing Deposits in U.S. Offices ............  $ 14,569   $ 14,867
Interest-Bearing Deposits in U.S. Offices ................    39,820     40,254
Non-Interest-Bearing Deposits in Offices Outside the U.S.     10,476      9,891
Interest-Bearing Deposits in Offices Outside the U.S. ....   123,983    119,943
                                                            --------   --------
Total Deposits ...........................................   188,848    184,955
Trading Account Liabilities ..............................    23,235     22,003
Purchased Funds and Other Borrowings .....................    21,609     18,191
Acceptances Outstanding ..................................     2,235      2,104
Accrued Taxes and Other Expense ..........................     6,038      5,992
Other Liabilities ........................................     8,785      8,201
Long-Term Debt ...........................................    18,824     18,850

STOCKHOLDERS' EQUITY
Preferred Stock (Without par value) ......................     1,903      2,078
Common Stock ($1.00 par value) ...........................       506        506
Issued Shares: 506,298,235 in each period
Surplus ..................................................     6,612      6,595
Retained Earnings ........................................    15,017     14,303
Net Unrealized Gains - Securities Available for Sale .....       687        676
Foreign Currency Translation .............................      (517)      (486)
Common Stock in Treasury, at Cost ........................    (3,428)    (2,950)
Shares: 46,773,535 and 43,081,217, respectively
                                                            --------   --------
Total Stockholders' Equity ...............................    20,780     20,722
                                                            --------   --------

TOTAL ....................................................  $290,354   $281,018
                                                            ========   ========
--------------------------------------------------------------------------------

(A) Commencing with the first quarter 1997, Citicorp classifies credit card and mortgage loans intended for sale as loans held for sale, which are accounted for at the lower of cost or market value.
--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY       CITICORP AND SUBSIDIARIES
------------------------------------------------------------------------------------------
                                                                             Three Months
                                                                  ------------------------
(In Millions of Dollars)                                             1997           1996
------------------------------------------------------------------------------------------
Balance at Beginning of Period .................................  $ 20,722       $ 19,581
Redemption of Perpetual Preferred Stock, Series 14 .............      (175)           -
Convertible Preferred Stock, Series 12
      Redemption of Series 12 ..................................       -             (590)
      Issuance of Common Stock .................................       -              590
Convertible Preferred Stock, Series 13
      Redemption of Series 13 ..................................       -             (403)
      Issuance of Common Stock from Treasury Shares ............       -            1,066
      Adjustment to Retained Earnings for Treasury Shares Issued       -             (663)
Net Income .....................................................       995            914
Cash Dividends Declared
      Common ...................................................      (243)          (210)
      Preferred ................................................       (38)           (47)
Change in Net Unrealized Gains on Securities Available for Sale         11             42
Foreign Currency Translation ...................................       (31)           (11)
Repurchased Common Shares ......................................      (704)          (721)
Employee Benefit Plans and Other Activity (A) ..................       243            214
                                                                  --------       --------
BALANCE AT END OF PERIOD .......................................  $ 20,780       $ 19,762
                                                                  ========       ========
-----------------------------------------------------------------------------------------

(A) Primarily issuance of common stock (including treasury shares) under employee benefit plans and related amortization and tax benefits.
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS                             CITICORP AND SUBSIDIARIES
-------------------------------------------------------------------------------------------
                                                                              Three Months
                                                                 --------------------------
(In Millions of Dollars)                                               1997           1996
-------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME .................................................      $     995      $     914
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
Provision for Credit Losses ................................            423            494
Depreciation and Amortization of Premises and Equipment ....            187            170
Amortization of Goodwill ...................................             11             11
Provision for Deferred Taxes ...............................            (91)            27
Venture Capital Activity ...................................           (142)           (84)
Net Gain on Sale of Securities .............................           (108)          (102)
Changes in Accruals and Other, Net .........................          1,830           (729)
Net Increase in Loans Held for Sale (A) ....................         (2,020)           -
Net (Increase) Decrease in Trading Account Assets ..........         (2,411)         1,115
Net Increase (Decrease) in Trading Account Liabilities .....          1,232           (185)
                                                            --------------------------------
TOTAL ADJUSTMENTS ..........................................         (1,089)           717
                                                            --------------------------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES ........            (94)         1,631
                                                            --------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net Increase in Deposits at Interest with Banks ............           (945)        (1,531)
Securities - Available for Sale
   Purchases ...............................................        (17,735)        (9,166)
   Proceeds from Sales .....................................          8,308          3,347
   Maturities ..............................................          4,654          3,721
Net Increase in Federal Funds Sold and Securities Purchased
  Under Resale Agreements ..................................           (711)        (2,602)
Net Increase in Loans (A) ..................................        (26,846)       (30,982)
Proceeds from Sales of Loans and Credit Card Receivables (A)         26,755         30,745
Capital Expenditures on Premises and Equipment .............           (314)          (298)
Proceeds from Sales of Premises and Equipment, Subsidiaries
  and Affiliates, and OREO .................................            228            249
                                                            --------------------------------
NET CASH USED IN INVESTING ACTIVITIES ......................         (6,606)        (6,517)
                                                            --------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits ...................................          3,893          4,873
Net Increase in Federal Funds Purchased  and Securities
  Sold Under Repurchase Agreements .........................          3,418          1,018
Proceeds from Issuance of Commercial Paper and Funds
  Borrowed with Original Maturities of Less Than One Year ..        177,181        174,306
Repayment of Commercial Paper and Funds Borrowed with
  Original Maturities of Less Than One Year ................       (177,118)      (174,691)
Proceeds from Issuance of Long-Term Debt ...................          1,689          1,972
Repayment of Long-Term Debt ................................         (1,568)        (1,248)
Redemption of Preferred Stock ..............................           (175)           -
Proceeds from Issuance of Common Stock .....................            131            152
Treasury Stock Repurchases .................................           (704)          (721)
Dividends Paid .............................................           (281)          (257)
                                                            --------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..................          6,466          5,404
                                                            --------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND DUE FROM BANKS .            (97)           (38)
                                                            --------------------------------
NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS .........           (331)           480
Cash and Due from Banks at Beginning of Period .............          6,905          5,723
                                                            --------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD ...................      $   6,574      $   6,203
                                                            ================================
--------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
Interest ...................................................         $2,702         $3,112
Income Taxes ...............................................            222            217
NON-CASH INVESTING ACTIVITIES
Transfer from Loans to OREO ................................             93            116
--------------------------------------------------------------------------------------------

(A) Commencing with the first quarter 1997, Citicorp classifies credit card and mortgage loans intended for sale as loans held for sale.
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET                            CITIBANK, N.A. AND SUBSIDIARIES
-------------------------------------------------------------------------------------
                                                                Mar. 31,    Dec. 31,
(In Millions of Dollars)                                          1997        1996
-------------------------------------------------------------------------------------
ASSETS
Cash and Due from Banks .....................................  $   6,045   $   5,947
Deposits at Interest with Banks .............................     13,753      12,822
Securities, at Fair Value
      Available for Sale ....................................     26,215      21,784
      Venture Capital .......................................      1,949       1,774
Trading Account Assets ......................................     29,022      27,259
Federal Funds Sold and Securities Purchased
  Under Resale Agreements ...................................      8,655       8,181
Loans, Net of Unearned Income ...............................    144,695     143,984
Allowance for Credit Losses .................................     (4,252)     (4,382)
                                                             ------------------------
Loans, Net ..................................................    140,443     139,602
Customers' Acceptance Liability .............................      2,196       2,077
Premises and Equipment, Net .................................      3,498       3,538
Interest and Fees Receivable ................................      2,099       2,121
Other Assets ................................................      8,092       8,134
                                                             ------------------------
TOTAL .......................................................  $ 241,967   $ 233,239
                                                             ========================
-------------------------------------------------------------------------------------

LIABILITIES
Non-Interest-Bearing Deposits in U.S. Offices ...............  $  11,955   $  12,826
Interest-Bearing Deposits in U.S. Offices ...................     24,520      23,977
Non-Interest-Bearing Deposits in Offices Outside the U.S. ...     10,308       9,605
Interest-Bearing Deposits in Offices Outside the U.S. .......    122,084     118,228
                                                             ------------------------
Total Deposits ..............................................    168,867     164,636
Trading Account Liabilities .................................     22,107      20,795
Purchased Funds and Other Borrowings ........................     13,605      12,334
Acceptances Outstanding .....................................      2,239       2,104
Accrued Taxes and Other Expense .............................      3,710       3,588
Other Liabilities ...........................................      5,557       4,104
Long-Term Debt and Subordinated Notes .......................      9,276       9,380

STOCKHOLDER'S EQUITY
Capital Stock ($20.00 par value) ............................        751         751
Outstanding Shares: 37,534,553 in each period
Surplus .....................................................      7,264       7,120
Retained Earnings ...........................................      8,619       8,426
Net Unrealized Gains - Securities Available for Sale ........        582         588
Foreign Currency Translation ................................       (610)       (587)
                                                             ------------------------
Total Stockholder's Equity ..................................     16,606      16,298
                                                             ------------------------
TOTAL .......................................................  $ 241,967   $ 233,239
                                                             ========================
-------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
OTHER FINANCIAL INFORMATION
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
SECURITIES
--------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
                                                                      March 31, 1997   December 31, 1996(A)
                                         -------------------------------------------  ---------------------
                                                         Gross       Gross
                                         Amortized  Unrealized  Unrealized      Fair   Amortized       Fair
(In Millions of Dollars)                      Cost       Gains      Losses     Value        Cost      Value
------------------------------------------------------------------------------------  ---------------------
SECURITIES - AVAILABLE FOR SALE (B)
U.S. Treasury and Federal Agency .......   $ 7,275      $   34        $ 37   $ 7,272     $ 4,048    $ 4,089
State and Municipal ....................     2,591         143          44     2,690       2,327      2,405
Foreign Government .....................    14,982       1,180         193    15,969      14,056     14,938
U.S. Corporate .........................     1,613           5          52     1,566       1,586      1,588
Other Debt Securities ..................     1,081          10          19     1,072       1,129      1,129
Equity Securities (C) ..................     1,996         111          68     2,039       1,870      1,913
                                           -----------------------------------------------------------------
                                           $29,538      $1,483        $413   $30,608     $25,016    $26,062
                                           =================================================================
VENTURE CAPITAL (D) ....................         -           -           -   $ 2,266           -    $ 2,124
------------------------------------------------------------------------------------------------------------
Securities Available for Sale Include:
   Mortgage-Backed Securities ..........    $1,040      $    4         $ 7    $1,037      $1,064     $1,068
   Government of Brazil Brady Bonds ....     1,463       1,021           -     2,484       1,463      2,335
   Government of Venezuela Brady Bonds .       563           -          76       487         563        482
------------------------------------------------------------------------------------------------------------

(A) At December 31, 1996, gross unrealized gains and losses on securities available for sale totaled $1,438 million and $392 million, respectively.
(B) Securities available for sale held by equity method affiliates are not included in the table. Citicorp's share of gross unrealized gains and losses related to those securities at March 31, 1997 was $2 million and $14 million, respectively, and is included in the net unrealized gains-securities available for sale component of stockholders' equity, net of applicable taxes. At December 31, 1996, Citicorp's share of gross unrealized gains and losses related to securities available for sale held by equity method affiliates was $9 million and $4 million, respectively.
(C) Equity securities available for sale include certain nonmarketable equity securities which are carried at cost. At March 31, 1997, the carrying amount of those securities was $930 million (reported in both the amortized cost and fair value columns) and the fair value was $959 million.
(D) For the three months ended March 31, 1997, net gains on investments held by venture capital subsidiaries totaled $93 million, of which $72 million and $12 million represented gross unrealized gains and losses, respectively. For the three months ended March 31, 1996, net gains on investments held by venture capital subsidiaries totaled $38 million, of which $44 million and $22 million represented gross unrealized gains and losses, respectively.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
TRADING ACCOUNT ASSETS AND LIABILITIES
--------------------------------------------------------------------------------
                                                       Mar. 31,       Dec. 31,
(In Millions of Dollars)                                   1997           1996
--------------------------------------------------------------------------------
TRADING ACCOUNT ASSETS
Trading Account Securities ......................       $15,263        $13,290
Derivative and Foreign Exchange Contracts (A) (B)        17,933         17,495
                                                 -------------------------------
                                                        $33,196        $30,785
                                                 ===============================
--------------------------------------------------------------------------------
TRADING ACCOUNT LIABILITIES
Securities Sold, Not Yet Purchased ..............       $ 4,311        $ 4,036
Derivative and Foreign Exchange Contracts (A) (B)        18,924         17,967
                                                 -------------------------------
                                                        $23,235        $22,003
                                                 ===============================
--------------------------------------------------------------------------------

(A) Net of master netting agreements. In addition, the asset balance at March 31, 1997 is reduced by $50 million of credit loss reserves. See page 26 for additional explanation.
(B) Deferred revenue on derivative and foreign exchange contracts, which is reported in Other Liabilities and attributable to ongoing costs such as servicing and credit considerations, totaled $333 million and $310 million at March 31, 1997 and December 31, 1996, respectively.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
TRADING AND END-USER DERIVATIVE AND FOREIGN EXCHANGE CONTRACTS
--------------------------------------------------------------------------------

The table below presents the aggregate notional principal amounts of Citicorp's outstanding derivative and foreign exchange contracts at March 31, 1997 and December 31, 1996, along with the related balance sheet credit exposure. Additional information concerning Citicorp's derivative and foreign exchange products and activities, including a description of accounting policies, and credit and market risk management process is provided in the 1996 Annual Report and Form 10-K.

-------------------------------------------------------------------------------------
                                                NOTIONAL            BALANCE SHEET
                                           PRINCIPAL AMOUNTS      CREDIT EXPOSURE (A)
-------------------------------------------------------------------------------------
                                          Mar. 31,    Dec. 31,   Mar. 31,  Dec. 31,
(In Billions of Dollars)                    1997        1996       1997      1996
-------------------------------------------------------------------------------------
Interest Rate Products.................. $1,088.0    $1,088.5   $    8.7   $  10.7
Foreign Exchange  Products..............  1,568.0     1,397.0       26.8      21.1
Equity Products.........................     29.9        22.2        1.0       0.7
Commodity Products......................     14.0        12.5        0.5       0.5
Credit Derivative Products..............      2.2         1.9        -         -
                                                               ----------------------
                                                                    37.0      33.0
Effects of Master Netting Agreements(B).                           (19.0)    (15.5)
                                                               ----------------------
                                                                 $  18.0   $  17.5
                                                               ======================
-------------------------------------------------------------------------------------

(A) Amounts do not reflect credit loss reserves attributable to derivative and foreign exchange contracts.
(B) Master netting agreements mitigate credit risk by permitting the offset of amounts due from and to individual counterparties in the event of counterparty default.
--------------------------------------------------------------------------------

The tables below provide data on the notional principal amounts and maturities of end-user (non-trading) derivatives, along with additional data on end-user interest rate swaps and net purchased option positions at the end of the first quarter of 1997.

-------------------------------------------------------------------------------------------------------------------------
END-USER INTEREST RATE AND FOREIGN EXCHANGE CONTRACTS
-------------------------------------------------------------------------------------------------------------------------
                                NOTIONAL PRINCIPAL AMOUNTS (A)       PERCENTAGE OF MARCH 31, 1997 AMOUNT MATURING
-------------------------------------------------------------------------------------------------------------------------
                               March 31,   Dec. 31,   Within      1 to        2 to        3 to      4 to       After
(In Billions of Dollars)            1997       1996   1 Year     2 Years    3 Years     4 Years    5 Years    5 Years
----------------------------------------- ---------- ---------- ---------- ----------- ---------- ---------- -----------
INTEREST RATE PRODUCTS
Futures Contracts                $  35.4    $  23.4        62%        25%         12%          1%        -%          -%
Forward Contracts                    5.1        3.6        64         36           -           -         -           -
Swap Agreements                    115.4      111.9        28         25          14          10         8          15
Option Contracts                    53.5       71.4        87          5           4           2         1           1
FOREIGN EXCHANGE PRODUCTS
Futures and Forward Contracts       69.9       60.9        97          2           -           -         1           -
Cross-Currency Swaps                 2.4        2.9        10         14          27          19         1          29
-------------------------------------------------------------------------------------------------------------------------

(A) Includes third-party and intercompany contracts.
--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
END-USER INTEREST RATE SWAPS AND NET PURCHASED OPTIONS AS OF MARCH 31, 1997
------------------------------------------------------------------------------------------------------------------------------------
                                                          REMAINING CONTRACTS OUTSTANDING AT MARCH 31, -- NOTIONAL PRINCIPAL AMOUNTS
------------------------------------------------------------------------------------------------------------------------------------
(In Billions of Dollars)                                          1997        1998        1999        2000        2001        2002
------------------------------------------------------------------------------------------------------------------------------------
RECEIVE FIXED SWAPS                                               $86.7       $68.3       $47.9       $32.8       $22.4       $13.7
Weighted-Average Fixed Rate                                         6.4%        6.5%        6.7%        6.5%        6.7%        6.8%
PAY FIXED SWAPS                                                   $13.2       $ 8.6       $ 6.3       $ 5.2       $ 4.6       $ 3.7
Weighted-Average Fixed Rate                                         6.8%        7.0%        7.0%        7.0%        6.9%        7.1%
BASIS SWAPS                                                       $15.5       $ 6.7       $ 0.4       $ 0.1       $ 0.1       $ 0.1
PURCHASED CAPS (INCLUDING COLLARS)                                $26.8       $ 4.4       $ 2.7       $ 0.6         -           -
Weighted-Average Cap Rate Purchased                                 6.1%        6.8%        7.3%        6.9%        -           -
PURCHASED FLOORS                                                  $ 1.4       $ 0.5       $ 0.1       $ 0.1       $ 0.1       $ 0.1
Weighted-Average Floor Rate Purchased                               5.6%        5.6%        5.8%        5.8%        5.8%        5.8%
WRITTEN FLOORS RELATED TO PURCHASED CAPS (COLLARS)                $ 0.2       $ 0.2       $ 0.2       $ 0.1         -           -
Weighted-Average Floor Rate Written                                 8.2%        8.2%        8.2%        8.4%        -           -
WRITTEN CAPS RELATED TO OTHER PURCHASED CAPS (A)                  $25.1       $ 1.8       $ 1.2       $ 1.0       $ 0.8       $ 0.4
Weighted-Average Cap Rate Written                                   6.3%        7.6%        8.6%        8.4%        8.3%        9.8%
------------------------------------------------------------------------------------------------------------------------------------
THREE-MONTH FORWARD LIBOR RATES (B)                                 5.8%        6.7%        7.0%        7.2%        7.3%        7.5%
------------------------------------------------------------------------------------------------------------------------------------

(A) Includes written options related to purchased options embedded in other financial instruments.
(B) Represents the implied forward yield curve for three-month LIBOR as of March 31, 1997, provided for reference.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS (A)
--------------------------------------------------------------------------------------------------
                                                                  Mar. 31,   Dec. 31,   Mar. 31,
(In Millions of Dollars)                                              1997       1996       1996
--------------------------------------------------------------------------------------------------
COMMERCIAL CASH-BASIS LOANS
Collateral-Dependent (at Lower of Cost or Collateral Value) (B)     $  288     $  263     $  763
Other .........................................................        641        642        766
                                                                   -------------------------------
TOTAL .........................................................     $  929     $  905     $1,529
                                                                   ===============================
--------------------------------------------------------------------------------------------------
COMMERCIAL CASH-BASIS LOANS
In U.S. Offices ...............................................     $  316     $  292     $  943
In Offices Outside the U.S. ...................................        613        613        586
                                                                   -------------------------------
TOTAL .........................................................     $  929     $  905     $1,529
                                                                   ===============================
--------------------------------------------------------------------------------------------------
COMMERCIAL RENEGOTIATED LOANS
In U.S. Offices ...............................................     $  242     $  264     $  267
In Offices Outside the U.S. ...................................         54         57         71
                                                                   -------------------------------
TOTAL .........................................................     $  296     $  321     $  338
                                                                   ===============================
--------------------------------------------------------------------------------------------------
CONSUMER LOANS ON WHICH ACCRUAL OF INTEREST HAD BEEN SUSPENDED
In U.S. Offices ...............................................     $1,053     $1,116     $1,464
In Offices Outside the U.S. ...................................      1,066      1,071      1,255
                                                                   -------------------------------
TOTAL .........................................................     $2,119     $2,187     $2,719
                                                                   ===============================
--------------------------------------------------------------------------------------------------
ACCRUING LOANS 90 OR MORE DAYS DELINQUENT (C)
In U.S. Offices ...............................................     $  677     $  696     $  474
In Offices Outside the U.S. ...................................        417        422        479
                                                                   -------------------------------
TOTAL .........................................................     $1,094     $1,118     $  953
                                                                   ===============================
--------------------------------------------------------------------------------------------------

(A) For a discussion of risks in the consumer loan portfolio and of commercial cash-basis loans, see pages 9 and 12, respectively.
(B) A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.
(C) Includes Consumer loans of $983 million, $1.0 billion and $915 million at March 31, 1997, December 31, 1996, and March 31, 1996, respectively, of which $227 million, $239 million, and $218 million, respectively, are government-guaranteed student loans.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
OTHER REAL ESTATE OWNED (OREO) AND ASSETS PENDING DISPOSITION (A)
--------------------------------------------------------------------------------
                                                 Mar. 31,  Dec. 31,  Mar. 31,
(In Millions of Dollars)                             1997      1996      1996
--------------------------------------------------------------------------------
Consumer OREO.................................... $   408   $   452   $   530
Commercial OREO..................................     593       614       518
                                                 --------- --------- ---------
TOTAL............................................  $1,001    $1,066    $1,048
                                                 ========= ========= =========
--------------------------------------------------------------------------------

ASSETS PENDING DISPOSITION (B)...................    $174      $160      $192
                                                 ========= ========= =========
--------------------------------------------------------------------------------

(A)   Carried at lower of cost or collateral value.
(B) Represents Consumer residential mortgage loans that have a high probability of foreclosure.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
DETAILS OF CREDIT LOSS EXPERIENCE
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
                                                     1st Qtr.    4th Qtr.     3rd Qtr.   2nd Qtr.    1st Qtr.
(In Millions of Dollars)                                1997        1996         1996       1996        1996
--------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES AT BEGINNING OF PERIOD   $ 5,503     $ 5,460     $ 5,424     $ 5,390     $ 5,368
                                                  ----------------------------------------------------------
Provision for Credit Losses ......................       423         504         449         479         494
                                                  ----------------------------------------------------------
GROSS CREDIT LOSSES
CONSUMER
In U.S. Offices ..................................       344         356         328         311         301
In Offices Outside the U.S. ......................       219         216         222         222         216
COMMERCIAL
In U.S. Offices ..................................         3          14          15          14          20
In Offices Outside the U.S. ......................        36          71          38          62          32
                                                  ----------------------------------------------------------
                                                         602         657         603         609         569
                                                  ----------------------------------------------------------
CREDIT RECOVERIES
CONSUMER
In U.S. Offices ..................................        48          55          54          61          58
In Offices Outside the U.S. ......................        56          62          56          52          46
COMMERCIAL
In U.S. Offices ..................................        29          69          16          36          13
In Offices Outside the U.S. ......................        71          17          78          31           8
                                                  ----------------------------------------------------------
                                                         204         203         204         180         125
                                                  ----------------------------------------------------------
NET CREDIT LOSSES
In U.S. Offices ..................................       270         246         273         228         250
In Offices Outside the U.S. ......................       128         208         126         201         194
                                                  ----------------------------------------------------------
                                                         398         454         399         429         444
                                                  ----------------------------------------------------------
OTHER (A) ........................................       238          (7)        (14)        (16)        (28)
                                                  ----------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES AT END OF PERIOD .....   $ 5,766     $ 5,503     $ 5,460     $ 5,424     $ 5,390
                                                  ==========================================================
--------------------------------------------------------------------------------------------------------------

Net Consumer Credit Losses (B) ...................   $   459     $   455     $   440     $   420     $   413
As a Percentage of Average Consumer Loans (B) ....      1.75%       1.68%       1.64%       1.62%       1.60%
Net Commercial Credit (Recoveries) Losses ........   $   (61)    $    (1)    $   (41)    $     9     $    31
As a Percentage of Average Commercial Loans ......        NM          NM          NM        0.06%       0.21%
--------------------------------------------------------------------------------------------------------------

(A) Includes net transfers from (to) the Reserves for Off-Balance Sheet Credit Exposures and foreign currency translation effects. See footnote (A) on page 26 for a discussion of the change in the apportionment and display of credit loss reserves in the first quarter of 1997.
(B) Commencing with the 1997 first quarter, reflects the reclassification of credit card and mortgage loans intended for sale as loans held for sale with net credit losses charged to other revenue. See page 27 for details.
NM    Not meaningful, as net recoveries result in a negative percentage.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
CALCULATION OF EARNINGS PER SHARE
--------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
                                                   On Common and
                                             Common Equivalent Shares   Assuming Full Dilution
                                             ------------------------   ----------------------
                                                   First Quarter              First Quarter
-----------------------------------------------------------------------------------------------
(In Millions, except Per Share Amounts)            1997      1996             1997      1996
----------------------------------------------------------------------------------------------
EARNINGS
Income Applicable to Common Stock ............  $   957   $   871          $   957   $   871
Dividends on Convertible Preferred
  Stock, Series 12 and Series 13 (A) .........      -         -                -           5
                                              ------------------------------------------------
INCOME APPLICABLE TO COMMON STOCK, ADJUSTED ..  $   957   $   871          $   957   $   876
                                              ================================================
----------------------------------------------------------------------------------------------
SHARES
Weighted-Average Common Shares Outstanding (A)    461.4     463.4            461.4     463.4
Other Common Equivalent Shares (B) ...........     14.6      15.2             14.6      16.4
Convertible Preferred Stock, Series 12
  and Series 13 (A) ..........................      -         -                -        21.0
                                              ------------------------------------------------
TOTAL ........................................    476.0     478.6            476.0     500.8
                                              ================================================
----------------------------------------------------------------------------------------------

EARNINGS PER SHARE (C) .......................  $  2.01   $  1.82          $  2.01   $  1.75
----------------------------------------------------------------------------------------------

(A) During the first quarter of 1996, the remaining Convertible Preferred Stock, Series 12 and 13 were converted to 59.0 million shares of common stock. The shares are included in the fully diluted computation on an if-converted basis up to conversion dates, and from conversion dates forward these shares are included in weighted-average common shares outstanding.
(B) Includes the dilutive effect of stock options and stock purchase agreements computed using the treasury stock method and shares issuable under deferred stock awards.
(C) In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." The statement establishes new standards for computing and presenting earnings per share ("EPS"). It replaces the presentation of primary EPS with basic EPS and the presentation of fully diluted EPS with diluted EPS. SFAS No. 128 will be effective for year-end 1997. Under the new standard, basic EPS would have been $2.07 and $1.88 and diluted EPS would have been $2.01 and $1.75 for the first quarters of 1997 and 1996, respectively.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
CROSS-BORDER OUTSTANDINGS
--------------------------------------------------------------------------------

Total cross-border outstandings are presented on a regulatory basis and comprise cross-border claims on third parties as well as investments in and funding of local Citicorp franchises.

Effective for the 1997 first quarter, the Federal Financial Institutions Examination Council ("FFIEC") revised their cross-border reporting guidelines to more appropriately measure total cross-border outstandings. The effect of applying the FFIEC's revised guidelines to previously reported December 31, 1996 balances is a reduction of cross-border claims on third parties of $7.1 billion, and a reduction of investments in and funding of local Citicorp franchises.

The reduction of cross-border claims on third parties reflects the reclassification of certain claims as investments in and funding of local Citicorp franchises (where they are reduced by qualifying local country liabilities), partially offset by the inclusion of revaluation gains on foreign exchange and derivative products.

Cross-border claims on third parties (trade, short-term, and medium- and long-term claims) include cross-border loans, securities, deposits at interest with banks, investments in affiliates, and other monetary assets, as well as net revaluation gains as discussed above. Adjustments have been made to assign externally guaranteed outstandings to the country of the guarantor and outstandings for which tangible, liquid collateral is held outside of the obligor's country to the country in which the collateral is held. For securities received as collateral, outstandings are assigned to the domicile of the issuer of the securities.

--------------------------------------------------------------------------------
COUNTRIES WITH CROSS-BORDER OUTSTANDINGS EXCEEDING 1% OF TOTAL ASSETS (A) (B)
--------------------------------------------------------------------------------

                           Cross-Border Claims on Third Parties  Investments in and     Total Outstandings
                           ------------------------------------   Funding of Local   -------------------------
                                 Public   Private                     Citicorp       Mar. 31,  Dec. 31,
(In Billions of Dollars)   Banks  Sector   Sector    Total (C)       Franchises          1997      1996 (C)(D)
--------------------------------------------------------------------------------------------------------------
United Kingdom............  $1.0    $1.1     $2.3     $4.4             $   -             $4.4      $4.0
Brazil....................   0.3     1.5      0.9      2.7               1.4              4.1       4.9
Mexico....................   0.3     2.0      0.6      2.9               0.2              3.1       2.9
Germany...................   0.8     0.4      0.4      1.6               1.4              3.0       2.3
--------------------------------------------------------------------------------------------------------------

(A) Legally binding cross-border commitments (not included in the table above), including irrevocable letters of credit and commitments to extend credit, after adjustments to assign externally guaranteed commitments to the country of the guarantor, amounted to $7.4 billion in the United Kingdom, $1.5 billion in Germany, and $0.1 billion in each of Brazil and Mexico at March 31, 1997.
(B) At March 31, 1997, there were no countries where total cross-border outstandings were between 0.75% and 1.0% of total assets. At December 31, 1996, under the FFIEC's revised cross-border reporting guidelines, such countries were Switzerland ($2.5 billion), Germany ($2.3 billion), and Japan ($2.1 billion).
(C) At March 31, 1997 and December 31, 1996, cross-border claims on third parties included revaluation gains on foreign exchange and derivative products net of the effects of master netting agreements of $0.8 billion and $0.6 billion in Germany, $0.7 billion and $1.0 billion in the United Kingdom, respectively, and less than $0.1 billion for each period in each of Mexico and Brazil.
(D)   Restated to conform to the FFIEC's revised cross-border reporting guidelines.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------------
CROSS-BORDER CLAIMS ON THIRD PARTIES
--------------------------------------------------------------------------------------
                                                  Public  Private  Mar. 31,  Dec. 31,
(In Billions of Dollars)                   Banks  Sector   Sector      1997  1996 (A)
------------------------------------------------- ------- -------- --------- ---------
Western/Eastern Europe, Japan, and Canada.$  8.1  $  4.0   $  8.2     $20.3     $20.6
Latin America.............................   1.0     5.1      3.8       9.9       9.7
Asia/Middle East..........................   1.7     0.2      3.2       5.1       4.9
Other.....................................   0.4     0.8      0.7       1.9       1.3
                                          ------- ------- -------- --------- ---------
TOTAL (B)................................. $11.2   $10.1    $15.9     $37.2     $36.5
                                          ======= ======= ======== ========= =========
--------------------------------------------------------------------------------------

(A)   Restated to conform to the FFIEC's revised cross-border reporting guidelines.
(B) Includes investments in affiliates of $1.4 billion at March 31, 1997 and December 31, 1996.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
AVERAGE BALANCES AND INTEREST RATES (TAXABLE EQUIVALENT BASIS) (A) (B)
--------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
                                                                                      AVERAGE VOLUME
                                                              ---------------------------------------
                                                                  1ST QTR.     4th Qtr.     1st Qtr.
(In Millions of Dollars)                                              1997         1996         1996
------------------------------------------------------------- ------------- ------------ ------------
LOANS (NET OF UNEARNED INCOME) (C)
Consumer Loans
  In U.S. Offices.......................................         $  55,229    $  56,480    $  53,378
  In Offices Outside the U.S. (D).......................            51,208       51,290       50,509
                                                              ------------- ------------ ------------
Total Consumer Loans....................................           106,437      107,770      103,887
                                                              ------------- ------------ ------------
Commercial Loans
  In U.S. Offices
    Commercial and Industrial...........................             9,258        8,785        9,419
    Mortgage and Real Estate............................             2,973        3,747        4,589
    Loans to Financial Institutions.....................               609          497          450
    Lease Financing.....................................             2,963        3,219        3,219
  In Offices Outside the U.S. (D).......................            46,134       45,139       41,402
                                                              ------------- ------------ ------------
Total Commercial Loans..................................            61,937       61,387       59,079
                                                              ------------- ------------ ------------
Total Loans.............................................           168,374      169,157      162,966
                                                              ------------- ------------ ------------
FEDERAL FUNDS SOLD AND RESALE AGREEMENTS
In U.S. Offices.........................................             7,827        7,654        9,940
In Offices Outside the U.S. (D).........................             5,412        4,538        3,390
                                                              ------------- ------------ ------------
Total...................................................            13,239       12,192       13,330
                                                              ------------- ------------ ------------
SECURITIES, At Fair Value
In U.S. Offices
  Taxable.................................................             8,555        7,406        6,911
  Exempt from U.S. Income Tax.............................             2,512        1,976        1,595
In Offices Outside the U.S. (D).........................            18,665       17,670       12,228
                                                              ------------- ------------ ------------
Total...................................................            29,732       27,052       20,734
                                                              ------------- ------------ ------------
TRADING ACCOUNT ASSETS (E)
In U.S. Offices.........................................             4,936        4,500        6,868
In Offices Outside the U.S. (D).........................             9,411        9,931       13,136
                                                              ------------- ------------ ------------
Total...................................................            14,347       14,431       20,004
                                                              ------------- ------------ ------------
LOANS HELD FOR SALE, In U.S. Offices....................             3,123            -            -
DEPOSITS AT INTEREST WITH BANKS (D).....................            13,366       13,495       11,619
                                                              ------------- ------------ ------------
Interest-Earning Assets.................................           242,181      236,327      228,653

Non-Interest-Earning Assets.............................            42,837       39,825       39,678
                                                              ------------- ------------ ------------
TOTAL ASSETS............................................          $285,018     $276,152     $268,331
                                                              ============= ============ ============
------------------------------------------------------------------------------------------------------
DEPOSITS
In U.S. Offices
  Savings Deposits......................................         $  26,801    $  26,279    $  25,348
  Other Time Deposits...................................            12,501       12,515       12,661
In Offices Outside the U.S. (D).........................           122,337      121,314      113,636
                                                              ------------- ------------ ------------
Total...................................................           161,639      160,108      151,645
                                                              ============= ============ ============
TRADING ACCOUNT LIABILITIES (E)
In U.S. Offices.........................................             2,030        2,233        2,894
In Offices Outside the U.S. (D).........................             2,448        1,963        1,886
                                                              ------------- ------------ ------------
Total...................................................             4,478        4,196        4,780
                                                              ============= ============ ============
PURCHASED FUNDS AND OTHER BORROWINGS
In U.S. Offices.........................................            14,113       12,066       16,310
In Offices Outside the U.S. (D).........................             7,047        6,559        5,913
                                                              ------------- ------------ ------------
Total...................................................            21,160       18,625       22,223
                                                              ============= ============ ============
LONG-TERM DEBT
In U.S. Offices.........................................            14,839       14,441       14,535
In Offices Outside the U.S. (D).........................             4,346        4,552        4,006
                                                              ------------- ------------ ------------
Total...................................................            19,185       18,993       18,541
                                                              ============= ============ ============

Total Interest-Bearing Liabilities......................           206,462      201,922      197,189
Demand Deposits in U.S. Offices.........................            10,801       12,409       12,464
Other Non-Interest-Bearing Liabilities..................            47,008       41,422       38,949
Total Stockholders' Equity..............................            20,747       20,399       19,729
                                                              ------------- ------------ ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............          $285,018     $276,152     $268,331
                                                              ============= ============ ============
------------------------------------------------------------------------------------------------------
NET INTEREST REVENUE AS A PERCENTAGE OF AVERAGE
INTEREST-EARNING ASSETS
In U.S. Offices (F).....................................         $  98,047    $  94,320    $  96,438
In Offices Outside the U.S. (F).........................           144,134      142,007      132,215
                                                              ------------- ------------ ------------
TOTAL...................................................          $242,181     $236,327     $228,653
======================================================================================================

------------------------------------------------------------------------------------------ --------------------------------------
                                                                 INTEREST REVENUE/EXPENSE                         % AVERAGE RATE
                                                   --------------------------------------  -------------------------------------
                                                      1ST QTR.     4th Qtr.      1st Qtr.     1ST QTR.     4th Qtr.     1st Qtr.
(In Millions of Dollars)                                  1997         1996          1996         1997         1996         1996
--------------------------------------------------------------- ------------ ------------- ------------ ------------ ------------
LOANS (NET OF UNEARNED INCOME) (C)
Consumer Loans
  In U.S. Offices..................................     $1,407       $1,460        $1,469        10.33        10.28        11.07
  In Offices Outside the U.S. (D)..................      1,577        1,641         1,603        12.49        12.73        12.76
                                                   ------------ ------------ -------------
Total Consumer Loans...............................      2,984        3,101         3,072        11.37        11.45        11.89
                                                   ============ ============ =============
Commercial Loans
  In U.S. Offices
    Commercial and Industrial......................        202          207           212         8.85         9.37         9.05
    Mortgage and Real Estate.......................         59           88            82         8.05         9.34         7.19
    Loans to Financial Institutions................         14           13             5         9.32        10.41         4.47
    Lease Financing................................         44           49            52         6.02         6.06         6.50
  In Offices Outside the U.S. (D)..................      1,252        1,351         1,136        11.01        11.91        11.04
                                                   ------------ ------------ -------------
Total Commercial Loans.............................      1,571        1,708         1,487        10.29        11.07        10.12
                                                   ------------ ------------ -------------
Total Loans........................................      4,555        4,809         4,559        10.97        11.31        11.25
                                                   ============ ============ =============
FEDERAL FUNDS SOLD AND RESALE AGREEMENTS
In U.S. Offices....................................        100          103           127         5.18         5.35         5.14
In Offices Outside the U.S. (D)....................        112          104           129         8.39         9.12        15.30
                                                   ------------ ------------ -------------
Total..............................................        212          207           256         6.49         6.75         7.72
                                                   ============ ============ =============
SECURITIES, At Fair Value
In U.S. Offices
  Taxable..........................................        102           99            78         4.84         5.32         4.54
  Exempt from U.S. Income Tax......................         41           32            26         6.62         6.44         6.56
In Offices Outside the U.S. (D)....................        389          381           283         8.45         8.58         9.31
                                                   ------------ ------------ -------------
Total..............................................        532          512           387         7.26         7.53         7.51
                                                   ============ ============ =============
TRADING ACCOUNT ASSETS (E)
In U.S. Offices....................................         70           67            95         5.75         5.92         5.56
In Offices Outside the U.S. (D)....................        174          191           291         7.50         7.65         8.91
                                                   ------------ ------------ -------------
Total..............................................        244          258           386         6.90         7.11         7.76
                                                   ------------ ------------ -------------
LOANS HELD FOR SALE, In U.S. Offices...............        105            -             -        13.64            -            -
DEPOSITS AT INTEREST WITH BANKS (D)................        224          237           196         6.80         6.99         6.78
                                                   ------------ ------------ -------------
Interest-Earning Assets............................     $5,872       $6,023        $5,784         9.83        10.14        10.17
                                                   ============ ============ ============= ============ ============ ============
---------------------------------------------------------------------------------------------------------------------------------
DEPOSITS
In U.S. Offices
  Savings Deposits.................................    $   191      $   190       $   191         2.89         2.88         3.03
  Other Time Deposits..............................        139          241           154         4.51         7.66         4.89
In Offices Outside the U.S. (D)....................      1,899        1,933         1,841         6.30         6.34         6.52
                                                   ------------ ------------ -------------
Total..............................................      2,229        2,364         2,186         5.59         5.87         5.80
                                                   ============ ============ =============
TRADING ACCOUNT LIABILITIES (E)
In U.S. Offices....................................         27           31            41         5.39         5.52         5.70
In Offices Outside the U.S. (D)....................         46           39            38         7.62         7.90         8.10
                                                   ------------ ------------ -------------
Total..............................................         73           70            79         6.61         6.64         6.65
                                                   ------------ ------------ -------------
PURCHASED FUNDS AND OTHER BORROWINGS
In U.S. Offices....................................        210          185           260         6.03         6.10         6.41
In Offices Outside the U.S. (D)....................        228          241           231        13.12        14.62        15.71
                                                   ------------ ------------ -------------
Total..............................................        438          426           491         8.39         9.10         8.89
                                                   ============ ============ =============
LONG-TERM DEBT
In U.S. Offices....................................        215          222           234         5.88         6.12         6.48
In Offices Outside the U.S. (D)....................         98          107           101         9.15         9.35        10.14
                                                   ------------ ------------ -------------
Total..............................................        313          329           335         6.62         6.89         7.27
                                                   ------------ ------------ -------------
Total Interest-Bearing Liabilities.................     $3,053       $3,189        $3,091         6.00         6.28         6.30
                                                   ============ ============ ============= ============ ============ ============
---------------------------------------------------------------------------------------------------------------------------------
NET INTEREST REVENUE AS A PERCENTAGE OF AVERAGE
INTEREST-EARNING ASSETS
In U.S. Offices (F)................................     $1,232       $1,135        $1,146         5.10         4.79         4.78
In Offices Outside the U.S. (F)....................      1,587        1,699         1,547         4.47         4.76         4.71
                                                   ------------ ------------ -------------
TOTAL..............................................     $2,819       $2,834        $2,693         4.72         4.77         4.74
                                                   ============ ============ =============
=================================================================================================================================

(A) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.
(B) Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories.
(C)   Includes cash-basis loans.
(D) Average rates reflect prevailing local interest rates including inflationary effects and monetary correction in certain Latin American countries.
(E) The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest-earning assets and other non-interest-bearing liabilities.
(F) Includes allocations for capital and funding costs based on the location of the asset.
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1997      COMMISSION FILE NUMBER 1-5738

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

Yes    X       No
      ---          ---

Citicorp Common Stock..................                             459,524,700
($1.00 Par Value)                         (Shares Outstanding on March 31, 1997)

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


PART I FINANCIAL INFORMATION                                          PAGE
                                                                      ----

       Item 1 - Consolidated Financial Statements

                Consolidated Financial Statements, Schedules, and Statistics

                Statement of Income for the Three Months Ended

                MARCH 31, 1997 AND 1996................................28

                Balance Sheet as of

                MARCH 31, 1997 AND DECEMBER 31, 1996...................29

                Statement of Cash Flows for the Three Months Ended

                MARCH 31, 1997 AND 1996................................31

                Calculation of Earnings Per Share......................38

       Item 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...................1-27

PART II OTHER INFORMATION

       Item 6 - Exhibits and Reports on Form 8-K.......................44

       Signatures .....................................................45

In the opinion of the management of Citicorp, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the three months ended MARCH 31, 1997 AND 1996 have been included.

Item 6 - Exhibits and Reports on Form 8-K

         a) Exhibit 27. Financial Data Schedule.

         b) Reports on Form 8-K:

            i) Citicorp filed a Form 8-K Current Report dated January 21, 1997 (Item 5) which report included a summary of the consolidated operations of Citicorp for the year ended December 31, 1996 and (Item 7) the calculation of the ratio of income to fixed charges (Exhibit 12(a) thereto) and the calculation of the ratio of income to fixed charges including preferred stock dividends (Exhibit 12(b) thereto).

            ii) Citicorp filed a Form 8-K Current Report dated April 15, 1997 (Item 5) which report included a summary of the consolidated operations of Citicorp for the three month period ended March 31, 1997 and (Item 7) the calculation of the ratio of income to fixed charges (Exhibit 12(a) thereto) and the calculation of the ratio of income to fixed charges including preferred stock dividends (Exhibit 12(b) thereto).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CITICORP     By: /S/ Thomas E. Jones
                             Registrant
                                              -------------------------
                                              Thomas E. Jones
                                              Executive Vice President
                                              Principal Financial Officer

                                          By: /S/ George E. Seegers
                                              -------------------------
                                              George E. Seegers
                                              Assistant Secretary

Date: May 14, 1997