Form 10-Q
period 1997-06-30
CITICORP
filed 1997-08-13
CIK 20405

Financial Review
                   and Form 10-Q
                  Second Quarter
                    1997

TABLE OF CONTENTS                                                        PAGE
FINANCIAL SUMMARY.........................................................1
BUSINESS DISCUSSION.......................................................4
   Earnings Summary.......................................................4
   Global Consumer........................................................5
      Citibanking.........................................................6
      Cards...............................................................7
      Private Bank........................................................8
      Global Consumer in Emerging Markets.................................9
      Global Consumer in Developed Markets................................10
      Consumer Portfolio Review...........................................10
   Global Corporate Banking...............................................13
      Emerging Markets....................................................14
      Global Relationship Banking.........................................15
   Corporate Items........................................................16
MANAGING GLOBAL RISK......................................................16
   Liquidity..............................................................16
   Price Risk.............................................................17
   Price Risk in Non-Trading Portfolios...................................17
   Price Risk in Trading Portfolios.......................................19
   Estimated Fair Value of Financial Instruments..........................19
   Capital................................................................20
STATEMENT OF INCOME ANALYSIS..............................................23
   Net Interest Revenue (Taxable Equivalent Basis)........................23
   Fee and Commission Revenue.............................................24
   Trading-Related Revenue................................................25
   Securities Transactions................................................26
   Other Revenue..........................................................26
   Provision and Credit Loss Reserves.....................................27
   Operating Expense......................................................28
   Income Taxes...........................................................29
   Effect of Credit Card Securitization Activity..........................30
CONSOLIDATED FINANCIAL STATEMENTS.........................................31
   Consolidated Statement of Income.......................................31
   Consolidated Balance Sheet.............................................32
   Consolidated Statement of Changes in Stockholders' Equity..............33
   Consolidated Statement of Cash Flows...................................34
   Consolidated Balance Sheet  --  CITIBANK, N.A. and Subsidiaries........35
OTHER FINANCIAL INFORMATION...............................................36
   Securities.............................................................36
   Trading Account Assets and Liabilities.................................36
   Trading and End-User Derivative and Foreign Exchange Contracts.........37
   Cash-Basis, Renegotiated, and Past Due Loans...........................39
   Other Real Estate Owned (OREO) and Assets Pending Disposition..........39
   Details of Credit Loss Experience......................................40
   Calculation of Earnings Per Share......................................41
   Cross-Border Outstandings..............................................41
   Average Balances and Interest Rates (Taxable Equivalent Basis).........43
FORM 10-Q.................................................................45
   FORM 10-Q CROSS-REFERENCE INDEX........................................46
SIGNATURES................................................................49


-------------------------------------------------------------------------------------------------------------
FINANCIAL SUMMARY
-------------------------------------------------------------------------------------------------------------
                                                                   Second Quarter           Six Months
                                                               ----------------------------------------------
                                                                  1997       1996        1997       1996
-------------------------------------------------------------------------------------------------------------
Net Income (In Millions of Dollars).......................       $ 1,024       $952      $2,019     $1,866
-------------------------------------------------------------------------------------------------------------
Net Income Per Share (A)
On Common and Common Equivalent Shares....................     $    2.10    $  1.86     $  4.11    $  3.68
Assuming Full Dilution....................................     $    2.10    $  1.86     $  4.11    $  3.61

Common Stockholders' Equity Per Share.....................     $   42.58    $ 37.73        -          -
Closing Stock Price at Quarter End........................     $  120.56    $ 82.75        -          -
Dividends Declared Per Common Share.......................     $    0.525   $  0.45     $  1.05    $  0.90

-------------------------------------------------------------------------------------------------------------
Financial Ratios
Return on Assets..........................................        1.40%      1.43%       1.41%      1.40%
Return on Common Stockholders' Equity.....................       20.97%     20.76%      20.87%     20.47%
Return on Total Stockholders' Equity......................       19.72%     19.35%      19.58%     18.99%

-------------------------------------------------------------------------------------------------------------
                                                    June 30,    Mar. 31,   Dec. 31,   Sept. 30,   June 30,
Capital (Dollars in Billions) (see page 20)          1997        1997       1996        1996       1996
-------------------------------------------------------------------------------------------------------------
Tier 1.........................................       $20.6       $20.3      $19.8       $19.3      $19.1
Total (Tier 1 and 2)...........................        30.1        29.3       28.9        28.5       28.2

Tier 1 Ratio...................................       8.18%       8.39%      8.39%       8.36%      8.38%
Total Ratio (Tier 1 and 2).....................      11.96%      12.11%     12.23%      12.40%     12.35%
Leverage Ratio.................................       7.30%       7.39%      7.42%       7.47%      7.49%

Common Equity as a Percentage of Total Assets..       6.41%       6.50%      6.63%       6.74%      6.69%
Total Equity as a Percentage of Total Assets...       7.04%       7.16%      7.37%       7.50%      7.47%

-------------------------------------------------------------------------------------------------------------
                                         2nd Qtr.   1st Qtr.    4th Qtr.   3rd Qtr.    2nd Qtr.   1st Qtr.
Earnings   Analysis   (In  Millions  of    1997       1997        1996       1996        1996       1996
Dollars)
-------------------------------------------------------------------------------------------------------------
Total Revenue.......................      $5,311     $5,196      $5,365     $5,010      $4,993     $4,828
Effect of Credit Card
  Securitization Activity (B).......         437        434         389        360         349        294
Net Cost To Carry (C)...............          (1)        (3)         (7)        (8)        (26)        (5)
                                        ---------------------------------------------------------------------
Adjusted Revenue....................       5,747      5,627       5,747      5,362       5,316      5,117
                                        ---------------------------------------------------------------------
Total Operating Expense.............       3,173      3,169       3,281      3,078       2,978      2,860
Net OREO Benefits (D)...............          37         10           7          8          17         12
                                        ---------------------------------------------------------------------
Adjusted Operating Expense..........       3,210      3,179       3,288      3,086       2,995      2,872
                                        ---------------------------------------------------------------------
Operating Margin....................       2,537      2,448       2,459      2,276       2,321      2,245
Consumer Credit Costs (E)...........         922        894         844        803         762        706
Commercial Credit (Benefits) Costs (F)       (36)       (75)        (15)       (60)        (27)        15
                                        ---------------------------------------------------------------------
Operating Margin Less Credit Costs..       1,651      1,629       1,630      1,533       1,586      1,524
Additional Provision (G)............          25         25          50         50          50         50
                                        ---------------------------------------------------------------------
Income Before Taxes.................       1,626      1,604       1,580      1,483       1,536      1,474
Income Taxes........................         602        609         593        548         584        560
                                        ---------------------------------------------------------------------
Net Income..........................      $1,024    $   995     $   987    $   935     $   952    $   914
-------------------------------------------------------------------------------------------------------------

(A) Based on net income less preferred stock dividends, except when conversion is assumed. See page 41 for details.
(B) Commencing with the 1997 first quarter, includes effect related to credit card receivables held for sale.
(C) Principally the net cost to carry commercial cash-basis loans and other real estate owned ("OREO").
(D) Principally gains and losses on sales, direct revenue and expense, and writedowns of commercial OREO.
(E) Principally consumer net credit write-offs adjusted for the effect of credit card securitization activity.
(F) Includes commercial net credit (recoveries) write-offs, net cost to carry, and net OREO benefits.
(G)  Represents amounts in excess of net write-offs. See page 27 for discussion.

Citicorp reported 1997 second quarter net income of $1,024 million or $2.10 per fully diluted common share, up 8% and 13%, respectively, from $952 million or $1.86 a year ago. Earnings growth was led by Global Relationship Banking, Citibanking in the developed markets, and Global Consumer emerging markets businesses, but was dampened by a decline in U.S. bankcards. Net income for the 1997 six months was $2,019 million or $4.11 per fully diluted common share, up 8% and 14% from $1,866 million or $3.61 in 1996. Returns on common equity of 21.0% and average assets of 1.40% in the quarter were comparable to 1996, and the six month returns of 20.9% and 1.41% were improved over 1996.

"We continue to produce good results, although global spread compression and our U.S. card business present challenges," said John S. Reed, Citicorp Chairman. "Our assumption is that the highly competitive marketplace is a permanent reality. We are responding with quality initiatives designed to deliver customer service more effectively worldwide and speed the global rollout of innovative products. We will also respond with cost initiatives to accelerate the integration and globalization of our operations and technology base. As we've said before, by the end of 1998 we expect to be fully engaged in our business directions, which we feel represent a substantial opportunity for us."

Global Consumer earned $471 million and $958 million in the 1997 second quarter and six months, down 3% from both year-ago periods, as revenue and operating margin growth were more than offset by increased Cards credit costs. Earnings in Global Corporate Banking of $665 million and $1.3 billion in the quarter and six months rose 5% and 19% from 1996, reflecting revenue and operating margin growth and improved net credit benefits, dampened by higher effective income tax rates.

Adjusted revenue of $5.7 billion and $11.4 billion in the 1997 second quarter and six months was up $431 million or 8% and $941 million or 9% from the comparable 1996 periods. Revenue in Global Consumer increased 6% in the quarter to $3.5 billion and was up 7% to $7.0 billion in the six months, led mostly by growth in Cards. Global Consumer in the emerging markets grew revenue by 9%, while the developed markets grew 5%. Global Corporate Banking revenue of $2.0 billion and $3.9 billion in the second quarter and six months was up 11% and 15% from 1996, as Emerging Markets grew 15% in the second quarter and Global Relationship Banking was up 19% in the six months.

Adjusted net interest revenue (taxable equivalent basis) of $3.5 billion and $6.9 billion in the quarter and six months was up $103 million or 3% and $289 million or 4% from the 1996 periods as the impact of asset growth in most markets was partially offset by spread compression. Adjusted fee and commission revenue of $1.4 billion and $2.7 billion was up $120 million or 9% and $172 million or 7% from 1996, led by solid growth throughout Global Consumer. Trading-related revenue, including related net interest revenue, of $511 million and $1.1 billion increased $84 million and $281 million from the unusually low 1996 periods. Venture capital revenue of $173 million and $266 million increased $66 million and $121 million from 1996 levels benefiting from realized gains and buoyant equity markets. Aggregate securities transactions and net asset gains of $188 million and $388 million for the 1997 periods increased $19 million and $34 million from a year ago.

Adjusted operating expense for the quarter and six months of $3.2 billion and $6.4 billion was up $215 million or 7% and $522 million or 9%. Expense growth in the emerging markets was 13% in both the quarter and six months, while expense growth in the developed markets businesses was 5% in the quarter and 6% year-to-date.

Operating margin grew $216 million to $2.5 billion in the 1997 second quarter and $419 million to $5.0 billion in the six months, increases of 9% in both periods over 1996. The incremental revenue to expense ratio was 2.0:1 for the quarter, 1.8:1 year-to-date, and the efficiency ratio (adjusted operating expense as a percentage of adjusted revenue) was 56% in both periods. Excluding the effect of foreign currency translation resulting from the strengthened U.S. dollar, the percentage increases in revenue, expense, and operating margin would have been approximately 2 percentage points higher in the quarter and 1 point higher in the six months.

Total credit costs, adjusted for the effect of credit card securitization activity, were $886 million in the second quarter, up $67 million or 8% from $819 million in the preceding quarter and up $151 million or 21% from $735 million in the 1996 second quarter. Consumer net credit losses of $925 million or an annualized 2.73% of average managed loans in the second quarter increased $32 million from $893 million or 2.69% in the prior quarter and by $156 million from $769 million or 2.38% in the 1996 quarter. The increases in consumer credit losses and the related loss ratios chiefly reflected a further rise in U.S. bankcards credit losses, partially offset by improvement in Citibanking and other Cards. The managed consumer loan delinquency ratio (90 days or more past due) decreased to 2.43%, from 2.58% and 2.91% at the end of the prior and year-ago quarters.

Commercial credit benefits were $36 million and $111 million in the quarter and six months, compared to net benefits of $27 million and $12 million in 1996. The 1997 six months included a $50 million recovery from the refinancing agreement concluded with Peru. The 1996 second quarter included a $21 million recovery from the refinancing agreement concluded with Slovenia. Commercial cash-basis loans and OREO of $1.4 billion at June 30, 1997 were down $120 million or 8% from year-end, and were down $483 million or 26% from a year ago, principally reflecting continued reductions in the commercial real estate portfolio.

At June 30, 1997, total credit loss reserves (including reserves for off-balance sheet credit exposures) were $6.0 billion. Global Consumer continued to build the allowance for credit losses, adding $25 million above net credit losses.

Citicorp's effective tax rate was 37.0% in the 1997 second quarter and 37.5% in the 1997 six months, compared with 38.0% in both 1996 periods. Income taxes are attributed to Core Businesses on the basis of local tax rates, which resulted in effective tax rates for the Core Businesses of 23% in the 1997 quarter compared with 21% a year ago, and 25% and 24% for the six months, reflecting changes in the nature and geographic mix of earnings. The increase in the tax rate attributed to Core Businesses reduced earnings growth in these businesses by $28 million in the quarter and $32 million in the six months.

Total capital (Tier 1 and Tier 2) was $30.1 billion or 11.96% of net risk-adjusted assets, and Tier 1 capital was $20.6 billion or 8.18% at June 30, 1997. During the quarter, Citicorp generated $853 million of Tier 1 capital (principally net income less dividends) which was used to fund the growth in customer-driven risk-adjusted assets. For the six months, Citicorp generated $735 million of free capital. With the repurchase of 4.7 million shares of common stock in the quarter for $524 million, the number of shares acquired since June 20, 1995, when the Board of Directors authorized the stock repurchase program, totaled 70.0 million for an outlay of $5.8 billion. As expanded in 1996, the program is authorized to make total purchases for up to $8.5 billion.

--------------------------------------------------------------------------------
BUSINESS DISCUSSION
--------------------------------------------------------------------------------

The table below and the discussions that follow analyze Citicorp's results by global business areas including its Global Consumer and Global Corporate Banking core business franchises.

------------------------------------------------------------------------------------------------------------
Earnings Summary
------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
                                                 Second Quarter        %           Six Months          %
                                             -----------------------         -----------------------
(In Millions of Dollars)                        1997      1996 (A)   Change     1997      1996 (A)   Change
-------------------------------------------------------------------------------------------------------------

Global Consumer...........................   $   471     $   486       (3)   $   958     $   988       (3)
Global Corporate Banking..................       665         636        5      1,312       1,104       19
                                             ----------------------------------------------------------------
Core Businesses...........................     1,136       1,122        1      2,270       2,092        9
Corporate Items...........................      (112)       (170)      34       (251)       (226)     (11)
                                             ----------------------------------------------------------------
Total Citicorp............................    $1,024     $   952        8     $2,019      $1,866        8
-------------------------------------------------------------------------------------------------------------

Global Consumer:
Citibanking...............................      $201        $174       16       $384        $350       10
Cards.....................................       190         239      (21)       414         500      (17)
Private Bank..............................        80          73       10        160         138       16
                                             ----------------------------------------------------------------
Total.....................................      $471        $486       (3)      $958        $988       (3)
-------------------------------------------------------------------------------------------------------------

Global Consumer business in:
Emerging Markets..........................      $249        $223       12       $497        $443       12
Developed Markets.........................       222         263      (16)       461         545      (15)
                                             ----------------------------------------------------------------
Total.....................................      $471        $486       (3)      $958        $988       (3)
-------------------------------------------------------------------------------------------------------------

Global Corporate Banking:
Emerging Markets..........................      $423        $425        -    $   871     $   813        7
Global Relationship Banking...............       242         211       15        441         291       52
                                             ----------------------------------------------------------------
Total.....................................      $665        $636        5     $1,312      $1,104       19
-------------------------------------------------------------------------------------------------------------

(A)  Reclassified to conform to the latest quarter's presentation.

--------------------------------------------------------------------------------
Global Consumer
--------------------------------------------------------------------------------

The Global Consumer business -- Citibanking, Cards, and the Private Bank -- delivers financial services to consumer customers around the world.


-------------------------------------------------------------------------------------------------------------
                                                 Second Quarter        %           Six Months          %
                                             -----------------------         -----------------------
(In Millions of Dollars)                        1997      1996 (A)   Change     1997      1996 (A)   Change
-------------------------------------------------------------------------------------------------------------
Total Revenue.............................    $3,088      $2,980        4     $6,140      $5,940        3
Effect of Credit Card
  Securitization Activity (B).............       437         349       25        871         643       35
Net Cost to Carry
  Cash-Basis Loans and OREO...............         -          (9)      NM          -         (10)      NM
                                             ----------------------------------------------------------------
Adjusted Revenue..........................     3,525       3,320        6      7,011       6,573        7
                                             ----------------------------------------------------------------
Total Operating Expense...................     1,917       1,812        6      3,789       3,570        6
Net OREO Benefits (Costs).................         3          (2)      NM          2          (2)      NM
                                             ----------------------------------------------------------------
Adjusted Operating Expense................     1,920       1,810        6      3,791       3,568        6
                                             ----------------------------------------------------------------
Operating Margin..........................     1,605       1,510        6      3,220       3,005        7
                                             ----------------------------------------------------------------
Net Write-offs............................       488         420       16        947         833       14
Effect of Credit Card
 Securitization Activity (B)..............       437         349       25        871         643       35
Net Cost to Carry and Net OREO Costs......        (3)         (7)      57         (2)         (8)      75
                                             ----------------------------------------------------------------
Credit Costs..............................       922         762       21      1,816       1,468       24
                                             ----------------------------------------------------------------
Operating Margin Less Credit Costs........       683         748       (9)     1,404       1,537       (9)
Additional Provision......................        25          50      (50)        50         100      (50)
                                             ----------------------------------------------------------------
Income Before Taxes.......................       658         698       (6)     1,354       1,437       (6)
Income Taxes..............................       187         212      (12)       396         449      (12)
                                             ----------------------------------------------------------------
Net Income................................    $  471      $  486       (3)    $  958      $  988       (3)
-------------------------------------------------------------------------------------------------------------
Average Assets (In Billions of Dollars)...      $133        $125        6       $132        $125        6
Return on Assets..........................      1.42%       1.56%      -        1.46%       1.59%      -
-------------------------------------------------------------------------------------------------------------

(A) Reclassified to conform to the latest quarter's presentation.
(B) Commencing with the 1997 first quarter, includes effect related to credit card receivables held for sale.
NM  Not meaningful, as percentage equals or exceeds 100%.


The Global Consumer business had net income of $471 million and $958 million in the 1997 second quarter and six months, down $15 million or 3% and $30 million or 3% from the 1996 periods, primarily due to a decline in U.S. bankcards earnings, partially offset by improved earnings in Citibanking, other Cards businesses, and the Private Bank. Operating margin less credit costs in the consumer business declined by 9% in both periods. Earnings in the 1997 periods benefited from lower additional provisions and lower effective tax rates. Return on assets was 1.42% and 1.46% in the second quarter and six months, down from 1.56% and 1.59% in the 1996 periods.

Adjusted revenue of $3.5 billion in the second quarter and $7.0 billion in the six months of 1997 increased 6% and 7% from the respective 1996 periods, reflecting growth across Citibanking, Cards, and the Private Bank. Excluding the effect of foreign currency translation resulting from the strengthened dollar, revenue increased 8% in both periods. Net interest revenue was up 4% in the quarter and 6% in the six months of 1997 while fee and commission revenue grew by 12% and 10%, respectively. The increase in both net interest revenue and fee and commission revenue reflected business volume growth, partially offset by the impact of foreign currency translation. Additionally, net interest revenue reflected the effect of previously implemented risk-and-relationship-based pricing strategies in U.S. bankcards and spread compression in Asia Pacific Citibanking.

Adjusted operating expense of $1.9 billion in the second quarter and $3.8 billion in the six months of 1997 increased 6% -- 8% excluding the effect of foreign currency translation -- from the respective 1996 periods, principally reflecting continued spending on Citibanking and Cards initiatives.

Credit costs of $922 million were $28 million higher than the 1997 first quarter and $160 million higher than the 1996 second quarter. The ratio of net credit losses to average managed loans was 2.73% in the quarter, compared with 2.69% in the preceding quarter and 2.38% a year-ago. The increase in credit costs and related loss ratios principally reflected higher credit costs in U.S. bankcards.

The Global Consumer business continued to build the allowance for credit losses, with charges in excess of net write-offs of $25 million and $50 million in the 1997 second quarter and six months, compared with $50 million and $100 million in the year-ago periods.

Net credit losses and the related loss ratios, which are influenced by credit performance of the portfolio (including bankruptcies), seasonal factors, economic conditions, and other changes in portfolio levels, may increase further from the 1997 second quarter. See "Consumer Portfolio Review" on page 10 and "Provision and Credit Loss Reserves" on page 27 for additional discussion of the consumer portfolio.

Income taxes are attributed to Core Businesses on the basis of local tax rates, resulting in an effective rate for the Global Consumer business of 28% in the second quarter and 29% in the six months of 1997, compared to 30% and 31% in the year-ago periods, reflecting changes in the geographic mix and nature of earnings. The difference between the local tax rates attributed to Core Businesses and Citicorp's overall effective tax rate is included in Corporate Items.


--------------------------------------------------------------------------------
Citibanking
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
                                                 Second Quarter        %           Six Months          %
                                             -----------------------         -----------------------
(In Millions of Dollars)                        1997      1996(A)    Change     1997      1996(A)    Change
-------------------------------------------------------------------------------------------------------------
Revenue...................................    $1,514      $1,457        4     $2,979      $2,868        4
Operating Expense.........................     1,074       1,040        3      2,123       2,025        5
                                             ----------------------------------------------------------------
Operating Margin..........................       440         417        6        856         843        2
Credit Costs..............................       145         161      (10)       293         319       (8)
                                             ----------------------------------------------------------------
Operating Margin Less Credit Costs........       295         256       15        563         524        7
Additional Provision......................         -           1       NM          -           2       NM
                                             ----------------------------------------------------------------
Income Before Taxes.......................       295         255       16        563         522        8
Income Taxes..............................        94          81       16        179         172        4
                                             ----------------------------------------------------------------
Net Income................................    $  201      $  174       16     $  384      $  350       10
-------------------------------------------------------------------------------------------------------------
Average Assets (In Billions of Dollars)...       $85         $82        4        $84         $82        2
Return on Assets..........................       0.95%       0.85%      -        0.92%       0.86%      -
-------------------------------------------------------------------------------------------------------------

(A) Reclassified to conform to the latest quarter's presentation.
 NM Not meaningful, as percentage equals or exceeds 100%.

Citibanking activities -- which deliver products and services to customers through branches and electronic delivery systems -- had net income of $201 million and $384 million in the 1997 second quarter and six months, up $27 million or 16% and $34 million or 10% from the 1996 periods. Return on assets was 0.95% and 0.92% in the second quarter and six months of 1997, up from 0.85% and 0.86% in the comparable year-ago periods.

Revenue of $1.5 billion in the quarter and $3.0 billion in the six months of 1997 increased 4% -- 7% excluding the effect of foreign currency translation -- from the 1996 periods, reflecting higher business volumes in both the emerging and developed markets, including growth in average customer deposits of 6% in both periods to $94 billion in the 1997 second quarter. Excluding the translation effect, revenue increased 8% in the developed markets, and 5% in the emerging markets in both the second quarter and six months of 1997. Emerging markets revenue reflected double-digit growth in

Latin America and a decline in certain countries in Asia Pacific due to continued competitive pressures and economic conditions.

Expense of $1.1 billion in the second quarter and $2.1 billion in the six months of 1997 increased 3% and 5% from the respective 1996 periods. Excluding the effect of foreign currency translation, expense was up 6% in the quarter and 7% in the six months reflecting increases of 4% and 6% in the developed markets, and 10% in both periods in the emerging markets. The increase in expense reflects spending to support higher business volumes, new product development, franchise expansion and technology initiatives.

Credit costs of $145 million in the quarter were down $3 million or 2% from the 1997 first quarter and down $16 million or 10% from the 1996 second quarter, reflecting a decline in the developed markets, including the effect of foreign currency translation. The ratio of net credit losses to average managed loans was 0.87% in the quarter, down from 0.91% in the preceding quarter and 0.99% in the year-ago quarter.


----------------------------------------------------------------------------------------------------
Cards
----------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
                                                 Second Quarter        %           Six Months          %
                                             -----------------------         -----------------------
(In Millions of Dollars)                        1997      1996(A)    Change     1997      1996(A)    Change
-------------------------------------------------------------------------------------------------------------
Adjusted Revenue..........................    $1,733      $1,612        8     $3,485      $3,209        9
Adjusted Operating Expense................       666         606       10      1,323       1,218        9
                                             ----------------------------------------------------------------
Operating Margin..........................     1,067       1,006        6      2,162       1,991        9
Credit Costs..............................       778         611       27      1,525       1,158       32
                                             ----------------------------------------------------------------
Operating Margin Less Credit Costs........       289         395      (27)       637         833      (24)
Additional Provision......................        25          49      (49)        50          98      (49)
                                             ----------------------------------------------------------------
Income Before Taxes.......................       264         346      (24)       587         735      (20)
Income Taxes..............................        74         107      (31)       173         235      (26)
                                             ----------------------------------------------------------------
Net Income................................    $  190      $  239      (21)    $  414      $  500      (17)
-------------------------------------------------------------------------------------------------------------
Average Assets (In Billions of Dollars)...       $31         $27       15        $31         $27       15
Return on Assets (B)......................       2.46%       3.56%      -        2.69%       3.72%      -
-------------------------------------------------------------------------------------------------------------

(A)  Reclassified to conform to the latest quarter's presentation.

(B) Adjusted for the off-balance sheet effect of credit card securitization, the return for worldwide Cards was 1.36% in the 1997 quarter and 1.84% in the year-ago quarter. For the six months of 1997 and 1996, the return on managed assets was 1.49% and 1.92%.


Net income in Cards worldwide -- bankcards, Diners Club, and private label cards -- was $190 million in the 1997 second quarter, a decrease of $49 million or 21% from a year ago, and was $414 million in the six months, down $86 million or 17% from the comparable 1996 period. Cards worldwide return on managed assets was 1.36% and 1.49% in the second quarter and six months of 1997 compared with 1.84% and 1.92% in the 1996 periods. Cards earnings in the developed markets declined from the year-ago periods as U.S. bankcards continued to operate in a challenging environment characterized by competitive pressures and a weak credit climate. Net income for Cards in the emerging markets increased 28% in the quarter and 23% in the six months, and represented approximately 46% and 43% of Cards earnings, respectively.

Cards adjusted revenue of $1.7 billion in the 1997 second quarter and $3.5 billion in the six months increased 8% and 9% from 1996, including growth in the developed markets of 6% and 7%, respectively. U.S. bankcards revenue was up 6% and 8%, as managed receivables grew $3.0 billion or 7% to $45.8 billion. Previously implemented risk-and-relationship-based pricing strategies resulted in a lower yield on the portfolio as well as an increase in delinquency charge revenue. Emerging markets Cards revenue in both the 1997 second quarter and six months was 15% higher than the comparable year-ago periods, reflecting double-digit growth in both Asia Pacific and Latin America.

Adjusted operating expense in worldwide Cards of $666 million in the 1997 second quarter and $1.3 billion in the six months increased $60 million or 10% and $105 million or 9%, from the year-ago periods. Developed markets expense increased 8% and 7%, respectively, primarily reflecting higher costs in U.S. bankcards associated with increased collection efforts and, in the 1997 second quarter,higher costs associated with enhanced target marketing. Expense in emerging markets Cards increased 15% and 13% in the second quarter and six months, in support of higher business volumes, as well as continued investment in the franchise.

Credit costs in U.S. bankcards continued to increase, rising in the quarter to $683 million or 6.13% of average managed loans, compared with $656 million or 5.91% in the 1997 first quarter, and $522 million or 4.99% in the 1996 second quarter. The 12-month-lagged net credit loss ratio was 6.51% in the 1997 second quarter, up from 6.21% in the preceding quarter and 5.41% in the 1996 second quarter. The percent of U.S. bankcards gross write-offs that resulted from bankruptcies in the 1997 second quarter was 40.2%, compared with a seasonally low 36.6% in the preceding quarter and 38.5% in the 1996 second quarter. Citicorp continues to write off accounts upon notice of filing of bankruptcy. Managed U.S. bankcards loans delinquent 90 days or more were $843 million or 1.86% of the portfolio at the end of the quarter, compared with $884 million or 1.98% at the end of the preceding quarter and $732 million or 1.73% a year-ago.

Credit costs in Cards portfolios other than U.S. bankcards were $95 million or 4.14% of average loans in the quarter, compared with $91 million or 4.25% in the preceding quarter and $89 million or 4.65% in the 1996 second quarter. Loans delinquent 90 days or more were $206 million or 2.18% of the portfolio, compared with $214 million or 2.42% at the end of the preceding quarter and $180 million or 2.25% a year-ago.


----------------------------------------------------------------------------------------------------
Private Bank
----------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
                                                 Second Quarter        %           Six Months          %
                                             -----------------------         -----------------------
(In Millions of Dollars)                        1997      1996(A)    Change     1997      1996(A)    Change
-------------------------------------------------------------------------------------------------------------
Adjusted Revenue..........................       $278        $251      11       $547        $496       10
Adjusted Operating Expense................        180         164      10        345         325        6
                                             ----------------------------------------------------------------
Operating Margin..........................         98          87      13        202         171       18
Credit Benefits...........................         (1)        (10)    (90)        (2)         (9)     (78)
                                             ----------------------------------------------------------------
Income Before Taxes.......................         99          97       2        204         180       13
Income Taxes..............................         19          24     (21)        44          42        5
                                             ----------------------------------------------------------------
Net Income................................      $  80       $  73      10       $160        $138       16
-------------------------------------------------------------------------------------------------------------
Average Assets (In Billions of Dollars)...        $17         $16       6        $17         $16        6
Return on Assets..........................       1.89%       1.84%      -       1.90%        1.73%      -
-------------------------------------------------------------------------------------------------------------

(A) Reclassified to conform to the latest quarter's presentation.


Private Bank net income of $80 million in the 1997 quarter and $160 million in the 1997 six months increased $7 million or 10% and $22 million or 16% from the 1996 periods and resulted in a return on assets of 1.89% for the quarter and 1.90% for the six months, both up from a year earlier. Net income in the quarter benefited from a reduced tax rate of 19% compared with 25% in the prior year, and 22% and 23% for the six month periods, as a result of changes in the geographic mix of earnings. Income before taxes of $99 million in the second quarter and $204 million in the six months grew $2 million or 2% and $24 million or 13% from 1996.

Adjusted revenue of $278 million and $547 million in the quarter and six months was up $27 million or 11% and $51 million or 10%, reflecting growth in both periods of 15% in the emerging markets and 7% in the developed markets. Revenue was mostly composed of like amounts of net interest revenue, up 4% in both periods on higher deposit volumes, and fees and commissions, up 11% in the quarter and 13% year-to-date as a result of new investment products introduced earlier this year, complemented by substantial increases in client-related foreign exchange revenue.

Adjusted operating expense of $180 million and $345 million in the quarter and six months increased $16 million or 10% and $20 million or 6% from 1996. Excluding the effect of foreign currency translation, expense increased 13% in the quarter and 10% in the six months, reflecting higher salary levels, including a 6% increase in staff, as well as increased spending on technology and marketing initiatives.

Operating margin grew $11 million or 13% to $98 million in the quarter and $31 million or 18% to $202 million in the year-to-date period. For the six months, the incremental revenue to expense ratio was 2.6:1 and the efficiency ratio was 63%, improved from 66% in 1996.

Credit costs were net benefits of $1 million and $2 million in the quarter and six months, compared with net benefits of $10 million and $9 million in the year-ago periods, which included significant recoveries. Overall credit trends continued to improve, with loans delinquent 90 days or more down to $187 million or 1.19% of loans, from $198 million or 1.28% in the preceding quarter, and $254 million or 1.66% in the second quarter of 1996, reflecting continued active portfolio management.

Client business volumes under management at the end of the quarter reached $100 billion, up 9% from $92 billion a year earlier. Growth in all business lines was led by the discretionary and advisory investments areas in which individually managed portfolios, mutual funds, and custody grew 15% and contributed $5 billion of the increase.


---------------------------------------------------------------------------------------------------
Global Consumer in Emerging Markets
---------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
                                                 Second Quarter        %           Six Months          %
                                             -----------------------         -----------------------
(In Millions of Dollars)                        1997      1996(A)    Change     1997      1996(A)    Change
-------------------------------------------------------------------------------------------------------------
Adjusted Revenue..........................      $988        $904        9     $1,938      $1,767       10
Adjusted Operating Expense................       572         515       11      1,104         997       11
                                             ----------------------------------------------------------------
Operating Margin..........................       416         389        7        834         770        8
Credit Costs..............................        97          98       (1)       189         191       (1)
                                             ----------------------------------------------------------------
Operating Margin Less Credit Costs........       319         291       10        645         579       11
Additional Provision......................         7           9      (22)        10          11       (9)
                                             ----------------------------------------------------------------
Income Before Taxes.......................       312         282       11        635         568       12
Income Taxes..............................        63          59        7        138         125       10
                                             ----------------------------------------------------------------
Net Income................................      $249        $223       12     $  497      $  443       12
-------------------------------------------------------------------------------------------------------------
Average Assets (In Billions of Dollars)...       $43         $38       13        $42         $37       14
Return on Assets..........................       2.32%       2.36%      -        2.39%       2.41%      -
-------------------------------------------------------------------------------------------------------------

(A) Reclassified to conform to the latest quarter's presentation.


Global Consumer net income in the emerging markets was $249 million and $497 million in the 1997 second quarter and six months, up $26 million or 12% and $54 million or 12% from the respective 1996 periods, principally reflecting growth across Cards and the Private Bank. Revenue growth of 9% and 10% in the quarter and six months reflected double digit growth in the Latin America region and the Asia Pacific Cards business, partially offset by a decline in certain countries in the Asia Pacific Citibanking business. The 11% increase in expense in both periods is the result of expansion efforts, including the support of higher business volumes, and technology upgrades. Credit costs were essentially unchanged from the year-ago quarter, but increased $5 million or 5% from the 1997 first quarter.


---------------------------------------------------------------------------------------------------
Global Consumer in Developed Markets
---------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------

                                                 Second Quarter        %           Six Months          %
                                             -----------------------         -----------------------
(In Millions of Dollars)                        1997      1996(A)    Change     1997      1996(A)    Change
-------------------------------------------------------------------------------------------------------------
Adjusted Revenue..........................    $2,537      $2,416        5     $5,073      $4,806        6
Adjusted Operating Expense................     1,348       1,295        4      2,687       2,571        5
                                             ----------------------------------------------------------------
Operating Margin..........................     1,189       1,121        6      2,386       2,235        7
Credit Costs..............................       825         664       24      1,627       1,277       27
                                             ----------------------------------------------------------------
Operating Margin Less Credit Costs........       364         457      (20)       759         958      (21)
Additional Provision......................        18          41      (56)        40          89      (55)
                                             ----------------------------------------------------------------
Income Before Taxes.......................       346         416      (17)       719         869      (17)
Income Taxes..............................       124         153      (19)       258         324      (20)
                                             ----------------------------------------------------------------
Net Income................................    $  222      $  263      (16)    $  461      $  545      (15)
-------------------------------------------------------------------------------------------------------------
Average Assets (In Billions of Dollars)...       $90         $87        3        $90         $88        2
Return on Assets..........................       0.99%       1.22%      -        1.03%       1.25%      -
-------------------------------------------------------------------------------------------------------------

(A) Reclassified to conform to the latest quarter's presentation.

Global Consumer net income in the developed markets was $222 million and $461 million in the 1997 second quarter and six months, down $41 million or 16% and $84 million or 15% from the respective year-ago periods, primarily due to the lower earnings in U.S. bankcards, partially offset by double-digit earnings growth in Citibanking. Excluding the effect of foreign currency translation, revenue increased 7% in the quarter and 8% in the six months, reflecting an increase in U.S. bankcards, as well as higher business volumes in Citibanking. The increase in expense of 7% in both periods, excluding the effect of foreign currency translation, was primarily the result of spending on Citibanking initiatives in support of higher business volumes, new product development, and technology initiatives, as well as higher costs in the U.S. bankcards business. Credit costs in the quarter were up $161 million or 24% and up $350 million or 27% in the six months, primarily in U.S. bankcards.


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

The table on page 11 summarizes delinquency and net credit loss experience in both the managed and on-balance sheet loan portfolio in terms of loans 90 days or more past due, net credit losses, and as a percentage of related loans.

-------------------------------------------------------------------------------------------------------------
Consumer Loan Delinquency Amounts, Net Credit Losses, and Ratios
-------------------------------------------------------------------------------------------------------------
                                 Total                                Average
                                 Loans   90 Days or More Past Due (A)   Loans      Net Credit Losses (A)
                               ------------------------------------------------------------------------------
(In Millions of Dollars,        June 30, June 30,  Mar. 31,  June 30, 2nd Qtr.  2nd Qtr.  1st Qtr. 2nd Qtr.
 except Loan Amounts in           1997     1997      1997      1996     1997      1997      1997     1996
 Billions )
-------------------------------------------------------------------------------------------------------------
Citibanking..................   $  66.9   $2,094    $2,193    $2,663  $  66.3      $145      $148     $161
Ratio........................               3.13%     3.30%     4.05%              0.87%     0.91%    0.99%
Cards
U.S. Bankcards...............      45.3      843       884       732     44.7       683       656      522
Ratio........................               1.86%     1.98%     1.73%              6.13%     5.91%    4.99%
Other........................       9.5      206       214       180      9.1        95        91       89
Ratio........................               2.18%     2.42%     2.25%              4.14%     4.25%    4.65%
Private Bank.................      15.6      187       198       254     15.4         2        (2)      (3)
Ratio........................               1.19%     1.28%     1.66%              0.04%       NM       NM
-------------------------------------------------------------------------------------------------------------
Total Managed................     137.3    3,330     3,489     3,829    135.5       925       893      769
Ratio........................               2.43%     2.58%     2.91%              2.73%     2.69%    2.38%
-------------------------------------------------------------------------------------------------------------
Securitized Credit
  Card Receivables...........     (24.2)    (453)     (500)     (452)   (24.7)     (404)     (402)    (349)
Loans Held for Sale (B)......      (3.6)     (37)      (39)        -     (3.4)      (33)      (32)       -
-------------------------------------------------------------------------------------------------------------
Total Loan Portfolio.........    $109.5   $2,840    $2,950    $3,377   $107.4      $488      $459     $420
Ratio........................               2.59%     2.76%     3.20%              1.82%     1.75%    1.62%
-------------------------------------------------------------------------------------------------------------

Managed Portfolio:
Developed Markets............    $102.4   $2,869    $3,075    $3,448   $101.4      $828      $801     $671
Ratio........................               2.80%     3.03%     3.42%              3.26%     3.19%    2.70%
Emerging Markets.............      34.9      461       414       381     34.1        97        92       98
Ratio........................               1.32%     1.23%     1.25%              1.15%     1.12%    1.30%
-------------------------------------------------------------------------------------------------------------

(A) The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.
(B) Commencing with the 1997 first quarter, Citicorp classifies credit card and mortgage loans intended for sale as loans held for sale, which are accounted for at the lower of cost or market value with net credit losses charged to other revenue.
NM Not meaningful, as net recoveries result in a negative percentage.

-------------------------------------------------------------------------------------------------------------
Consumer Loan Balances, Net of Unearned Income
-------------------------------------------------------------------------------------------------------------

                                                  End of Period                           Average
                                           ------------------------------------------------------------------
                                           June     Mar. 31,  June              2nd Qtr.  1st Qtr. 2nd Qtr.
(In Billions of Dollars)                   30, 1997   1997    30, 1996            1997      1997     1996
-------------------------------------------------------------------------------------------------------------
Managed.................................    $137.3   $135.2    $131.4            $135.5    $134.6   $130.3
Securitized Credit Card Receivables.....     (24.2)   (25.4)    (26.0)            (24.7)    (25.1)   (26.2)
Loans Held for Sale (A).................      (3.6)    (3.1)      -                (3.4)     (3.1)     -
-------------------------------------------------------------------------------------------------------------
Loan Portfolio..........................    $109.5   $106.7    $105.4            $107.4    $106.4   $104.1
-------------------------------------------------------------------------------------------------------------

(A) Commencing with the 1997 first quarter, Citicorp classifies credit card and mortgage loans intended for sale as loans held for sale, which are accounted for at the lower of cost or market value with net credit losses charged to other revenue.


Total delinquencies in the managed portfolio of $3.3 billion and the related delinquency ratio of 2.43% at June 30, 1997, were down from $3.5 billion or 2.58% at March 31, 1997 and $3.8 billion or 2.91% at June 30, 1996, primarily due to a decline in Citibanking. Total managed net credit losses in the 1997 second quarter of $925 million and the related loss ratio of 2.73% were up from $893 million or 2.69% in the 1997 first quarter and $769 million or 2.38% in the year-ago quarter, principally due to an increase in U.S.
bankcards.

In Citibanking, delinquencies of $2.1 billion and the related ratio of 3.13% at June 30, 1997 declined from $2.2 billion or 3.30% at March 31, 1997 and $2.7 billion or 4.05% at June 30, 1996, primarily reflecting improvements in U.S.

mortgages and community banking, and the effect of foreign currency translation, partially offset by increases in Asia Pacific. Additionally, the improvement from a year ago reflects the 1996 third quarter U.K. mortgage portfolio sale. Net credit losses in the 1997 second quarter of $145 million and the related loss ratio of 0.87% declined from $148 million or 0.91% in the 1997 first quarter and $161 million or 0.99% in the 1996 second quarter. The decrease in losses from the 1996 second quarter primarily reflected a decline in the U.S. mortgage business and the effect of foreign currency translation.

U.S. bankcards managed loans that were delinquent 90 days or more totaled $843 million as of June 30, 1997 or 1.86% of the portfolio, compared with $884 million or 1.98%, and $732 million or 1.73%, at March 31, 1997 and June 30, 1996, respectively. Net credit losses continued to increase, rising in the quarter to $683 million or 6.13% of average managed loans, compared with $656 million or 5.91% in the 1997 first quarter, and $522 million or 4.99% in the 1996 second quarter. The 12-month-lagged net credit loss ratio, which adjusts the loss ratio for portfolio growth by calculating the ratio using the current quarter's net credit losses as a percentage of average loans in the year-ago quarter, was 6.51% in the 1997 second quarter, up from 6.21% in the 1997 first quarter and 5.41% in the 1996 second quarter. The bankruptcy rate in the 1997 second quarter was 40.2% of gross write-offs, compared with a seasonally low 36.6% in the preceding quarter and 38.5% in the 1996 second quarter. Citicorp continues to write off accounts upon notice of filing of bankruptcy.

The other Cards businesses primarily include bankcards throughout the emerging markets and in the developed markets of Europe and Japan, as well as worldwide Diners Club. Loans delinquent 90 days or more at June 30, 1997 were $206 million or 2.18% of the portfolio, compared with $214 million or 2.42% at March 31, 1997 and $180 million or 2.25% at June 30, 1996. The decline in the delinquency ratio from both the preceding quarter and a year-ago primarily reflects lower ratios in both Asia Pacific and Latin America. The increase in delinquent dollars since June 30, 1996 primarily reflects loan growth in Asia Pacific. Net credit losses in the 1997 second quarter were $95 million or 4.14% of average loans, compared with $91 million or 4.25% in the 1997 first quarter and $89 million or 4.65% in the 1996 second quarter. The decline in the net credit loss ratio from the 1996 second quarter is primarily due to lower loss ratios in Asia Pacific, Latin America, and Diners Club.

Private Bank delinquencies declined to 1.19% of loans from 1.66% a year earlier, consistent with the overall decrease in the level of nonperforming assets in the business.

Total consumer loans on the balance sheet delinquent 90 days or more on which interest continued to be accrued were $937 million at June 30, 1997, down from $983 million at March 31, 1997 and $944 million at June 30, 1996. Included in these amounts are U.S. government-guaranteed student loans of $215 million, $227 million, and $237 million, respectively. Other consumer loans delinquent 90 days or more on which interest continued to be accrued (which primarily include worldwide bankcard receivables and certain portfolios in Germany) were $722 million, $756 million, and $707 million, respectively. The majority of these other loans are written off upon reaching a stipulated number of days past due. See the table entitled "Cash-Basis, Renegotiated, and Past Due Loans" on page 39.

Citicorp's policy for suspending the accrual of interest on consumer loans varies depending on the terms, security, and credit loss experience characteristics of each product, as well as write-off criteria in place. At June 30, 1997, interest accrual had been suspended on $2.0 billion of consumer loans, primarily consisting of Citibanking loans, down from $2.1 billion at March 31, 1997 and $2.5 billion at June 30, 1996. The decline from June 30, 1996 reflects improvements in U.S. mortgages and the Private Bank, the impact of the U.K. mortgage portfolio sale, and the effect of foreign currency translation, partially offset by increases in Asia Pacific. U.S. mortgages on which the accrual of interest had been suspended were $604 million at June 30, 1997, down from $671 million at March 31, 1997 and $942 million at June 30, 1996, due to stable housing markets, improved collection results, and delinquency management initiatives.

The portion of Citicorp's allowance for credit losses allocated to the consumer portfolio was $2.5 billion as of June 30, 1997, up from $2.4 billion at March 31, 1997 and $2.0 billion at June 30, 1996, reflecting the 1997 first quarter transfer of a $373 million other liability reserve that had previously been attributable to credit card securitization transactions.

The allowance for credit losses reflected an additional provision in excess of net write-offs of $25 million in both the 1997 first and second quarters, and $50 million in the 1996 second quarter. The allowance as a percentage of loans on the balance sheet was 2.24% as of June 30, 1997, compared with 2.29% at March 31, 1997 and 1.90% at June 30, 1996. See "Provision and Credit Loss Reserves" on page 27 for further discussion.

Consumer credit costs and the related net credit loss ratios, which are influenced by credit performance of the portfolios (including bankruptcies), seasonal factors, economic conditions, and other changes in portfolio levels, may increase further from the second quarter of 1997. Additionally, delinquencies and loans on which the accrual of interest is suspended could remain at relatively high levels.


--------------------------------------------------------------------------------
Global Corporate Banking
--------------------------------------------------------------------------------

The Global Corporate Banking business serves corporations, financial institutions, governments, investors and other participants in capital markets throughout the world.


-------------------------------------------------------------------------------------------------------------
                                                 Second Quarter        %           Six Months          %
                                             -----------------------         -----------------------
(In Millions of Dollars)                        1997      1996(A)    Change     1997      1996(A)    Change
-------------------------------------------------------------------------------------------------------------
Total Revenue.............................    $1,995      $1,812       10     $3,930      $3,432       15
Net Cost to Carry
  Cash-Basis Loans and OREO...............        (1)        (17)      94         (4)        (21)      81
                                             ----------------------------------------------------------------
Adjusted Revenue..........................     1,994       1,795       11      3,926       3,411       15
                                             ----------------------------------------------------------------
Total Operating Expense...................     1,172       1,073        9      2,314       2,073       12
Net OREO Benefits.........................        34          19       79         45          31       45
                                             ----------------------------------------------------------------
Adjusted Operating Expense................     1,206       1,092       10      2,359       2,104       12
                                             ----------------------------------------------------------------
Operating Margin..........................       788         703       12      1,567       1,307       20
                                             ----------------------------------------------------------------
Net (Recoveries) Write-offs...............        (1)          9       NM        (62)         40       NM
Net Cost to Carry and Net OREO Benefits...       (35)        (36)       3        (49)        (52)       6
                                             ----------------------------------------------------------------
Credit Benefits ..........................       (36)        (27)      33       (111)        (12)      NM
                                             ----------------------------------------------------------------
Income Before Taxes.......................       824         730       13      1,678       1,319       27
Income Taxes..............................       159          94       69        366         215       70
                                             ----------------------------------------------------------------
Net Income................................    $  665      $  636        5     $1,312      $1,104       19
-------------------------------------------------------------------------------------------------------------
Average Assets (In Billions of Dollars)...      $152        $139        9       $150        $139        8
Return on Assets..........................       1.75%       1.84%      -        1.76%       1.60%      -
-------------------------------------------------------------------------------------------------------------

(A) Reclassified to conform to the latest quarter's presentation.

NM Not meaningful, as percentage equals or exceeds 100%.


Global Corporate Banking net income of $665 million and $1.3 billion in the 1997 second quarter and six months increased $29 million or 5% and $208 million or 19% from the comparable 1996 periods while income before taxes grew $94 million or 13% and $359 million or 27%. Average assets grew $13 billion or 9% and $11 billion or 8% in the quarterly and six-month comparisons with substantially all of the growth attributable to the Emerging Markets business. Return on assets declined 9 basis points in the quarterly comparison but grew 16 basis points in the six-month comparison. The decline in return on assets in the quarterly comparison is attributable to higher effective income tax rates in both Global Relationship Banking and the Emerging Markets business. The difference between the local tax rates attributed to each business and Citicorp's overall effective tax rate is included in Corporate Items.

The results in both 1997 periods primarily reflect higher levels of trading-related and venture capital revenue, moderate growth in transaction banking services revenue, net interest revenue spread compression, and improved credit results attributable to lower gross write-offs coupled with continued recoveries. Partially offsetting these improvements were growth in expenses in both the Emerging Markets and Global Relationship Banking businesses, and increases in the effective income tax rates to 19% and 22% in the 1997 second quarter and six months from 13% and 16% in the 1996 periods. The increases in the effective income tax rates are attributable to changes in the geographic mix and nature of pretax earnings coupled with certain second quarter 1996 local tax benefits in the Emerging Markets business and a low effective income tax rate in Global Relationship Banking associated with a second quarter 1996 gain on the sale of a business.

Commercial cash-basis loans at June 30, 1997 were $917 million, down $437 million or 32% from June 30, 1996. The reduction is primarily attributable to payoffs and transfers to OREO or accrual status in the real estate portfolio. The OREO portfolio of $482 million declined $46 million or 9% from June 30, 1996 primarily reflecting the sale of OREO properties. See the tables entitled "Cash-Basis, Renegotiated, and Past Due Loans" and "Other Real Estate Owned and Assets Pending Disposition" on page 39.


--------------------------------------------------------------------------------
Emerging Markets
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
                                                 Second Quarter        %           Six Months          %
                                             -----------------------         -----------------------
(In Millions of Dollars)                        1997      1996(A)    Change     1997      1996(A)    Change
-------------------------------------------------------------------------------------------------------------
Adjusted Revenue..........................      $984        $853       15     $1,914      $1,721       11
Adjusted Operating Expense................       478         414       15        929         796       17
                                             ----------------------------------------------------------------
Operating Margin..........................       506         439       15        985         925        6
Credit Costs (Benefits)...................        24          (8)      NM        (12)          2       NM
                                             ----------------------------------------------------------------
Income Before Taxes.......................       482         447        8        997         923        8
Income Taxes..............................        59          22       NM        126         110       15
                                             ----------------------------------------------------------------
Net Income................................      $423        $425        -     $  871      $  813        7
-------------------------------------------------------------------------------------------------------------
Average Assets (In Billions of Dollars)...       $70         $58       21        $68         $57       19
Return on Assets..........................       2.42%       2.95%      -        2.58%       2.87%      -
-------------------------------------------------------------------------------------------------------------

(A) Reclassified to conform to the latest quarter's presentation.

NM Not meaningful, as percentage equals or exceeds 100%.


Emerging Markets income before taxes of $482 million and $997 million in the 1997 second quarter and six months grew $35 million or 8% and $74 million or 8% from the comparable 1996 periods. The effective income tax rates increased to 12% and 13% in the 1997 second quarter and six months from 5% and 12% in the respective 1996 periods. As a result, net income in the 1997 second quarter declined $2 million from the comparable 1996 period. Net income in the 1997 six months grew $58 million or 7% from the comparable 1996 period.

Adjusted revenue grew 15% and 11% in the 1997 second quarter and six months compared with the respective 1996 periods. Revenue growth reflected moderately improved transaction banking services revenue and growth in corporate finance revenue, partially offset by net interest revenue spread compression. Revenue growth also reflects increases of $31 million and $29 million in the 1997 second quarter and six months in earnings from an affiliate primarily attributable to an investment dividend. Trading-related revenue in the 1997 second quarter declined $10 million while increasing $31 million in the 1997 six months. Revenue from the aggregate of net asset gains and securities transactions in the 1997 second quarter and six months was $134 million and $288 million, up $67 million and $112 million from the comparable 1996 periods. This revenue includes a $58 million gain related to a 1997 second quarter asset redeployment in Brazil, a $46 million gain related to the refinancing agreement concluded in the 1997 first quarter with Peru, and a $52 million gain from the 1996 first quarter sale of Brazil interest bonds. In each of the 1997 and 1996 periods, about 20% of the revenue in the Emerging Markets business was attributable to business from multinational companies managed jointly with Global Relationship Banking, with the revenue in the 1997 periods having grown at double digit rates from the respective 1996 periods.

Adjusted operating expense increased 15% and 17% in the 1997 second quarter and six months compared with the respective 1996 periods. Expense growth in both periods primarily reflects increased investment spending to build the franchise.

Credit costs (benefits) remained low in the 1997 second quarter and six months. The 1997 six months includes a $50 million recovery from the refinancing agreement concluded in the first quarter with Peru while the 1996 periods include a $21 million recovery related to the refinancing agreement concluded in the second quarter with Slovenia.


--------------------------------------------------------------------------------
Global Relationship Banking
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
                                                 Second Quarter        %           Six Months          %
                                             -----------------------         -----------------------
(In Millions of Dollars)                        1997      1996(A)    Change     1997      1996(A)    Change
-------------------------------------------------------------------------------------------------------------
Adjusted Revenue..........................    $1,010        $942        7     $2,012      $1,690       19
Adjusted Operating Expense................       728         678        7      1,430       1,308        9
                                             ----------------------------------------------------------------
Operating Margin..........................       282         264        7        582         382       52
Credit Benefits ..........................       (60)        (19)      NM        (99)        (14)      NM
                                             ----------------------------------------------------------------
Income Before Taxes.......................       342         283       21        681         396       72
Income Taxes..............................       100          72       39        240         105       NM
                                             ----------------------------------------------------------------
Net Income................................    $  242        $211       15     $  441      $  291       52
-------------------------------------------------------------------------------------------------------------
Average Assets (In Billions of Dollars)...       $82         $81        1        $82         $82        -
Return on Assets..........................       1.18%       1.05%      -        1.08%       0.71%      -
-------------------------------------------------------------------------------------------------------------

(A) Reclassified to conform to the latest quarter's presentation.
NM Not meaningful, as percentage equals or exceeds 100%.


Global Relationship Banking net income in North America, Europe, and Japan of $242 million and $441 million in the 1997 second quarter and six months increased $31 million or 15% and $150 million or 52% from the comparable 1996 periods while income before taxes grew $59 million or 21% and $285 million or 72%. The effective income tax rates in the 1997 second quarter and six months increased to 29% and 35% from 25% and 27% in the comparable 1996 periods.

Adjusted revenue grew 7% and 19% in the 1997 second quarter and six months compared with the respective 1996 periods. The improved results in both 1997 periods primarily reflect higher levels of trading-related and venture capital revenue, moderate growth in transaction banking services revenue, and net interest revenue spread compression. Trading-related revenue in the 1997 second quarter and six months grew $68 million and $222 million from the comparable 1996 periods, which include a 1996 second quarter $60 million charge related to certain mortgage-backed securities activities. Venture capital revenue in the 1997 second quarter and six months improved $66 million and $127 million from the comparable 1996 periods, benefiting from realized gains and buoyant equity markets. Revenue includes gains of $23 million and $110 million in the 1997 and 1996 second quarters related to the disposition of an automated trading business and a $32 million gain on the 1997 first quarter sale of an investment from the acquisition finance portfolio.

Adjusted operating expense grew 7% and 9% in the 1997 second quarter and six months compared with the respective 1996 periods, primarily reflecting increased spending on technology and volume-related expense in transaction banking services, partially offset by a reduction associated with the disposition of non-strategic businesses. The 1997 six months also reflects higher incentive compensation associated with revenue growth.

Credit benefits in the 1997 second quarter and six months were $60 million and $99 million, compared with $19 million and $14 million in the respective 1996 periods. The improvements in both periods were primarily attributable to lower write-offs coupled with continued recoveries.

--------------------------------------------------------------------------------
Corporate Items
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
                                                 Second Quarter        %           Six Months          %
                                             -----------------------         -----------------------
(In Millions of Dollars)                        1997      1996(A)    Change     1997      1996(A)    Change
-------------------------------------------------------------------------------------------------------------
Revenue...................................     $ 228       $ 201       13     $  437        $449       (3)
Operating Expense.........................        84          93      (10)       239         195       23
                                             ----------------------------------------------------------------
Income Before Taxes.......................       144         108       33        198         254      (22)
Income Taxes..............................       256         278       (8)       449         480       (6)
                                             ----------------------------------------------------------------
Net Loss..................................     ($112)      ($170)     (34)     ($251)      ($226)      11
-------------------------------------------------------------------------------------------------------------
Average Assets (In Billions of Dollars)...        $8          $4       NM         $7          $4       75
-------------------------------------------------------------------------------------------------------------

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

Revenue in the 1997 and 1996 second quarter periods included investment writedowns in Latin America of $29 million ($49 million year-to-date) and $50 million, respectively. Expense in the 1997 first quarter included a charge of $72 million, and for each of the 1996 first and second quarters included charges of $14 million associated with performance-based stock options. All of these options were fully vested as of March 31, 1997. Average assets of $8 billion in the 1997 second quarter increased $4 billion from a year ago, mainly due to investment in U.S. Treasury securities as a result of asset management strategies.


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

A diversity of funding sources, currencies, and maturities is used to gain the broadest practical access to the investor base. Citicorp deposits of $198.7 billion represent 65% of total funding at June 30, 1997, compared with $185.0 billion (66% of total funding) at December 31, 1996, and are broadly diversified by geography and customer segments. Stockholders' equity, which was $21.4 billion at June 30, 1997 compared with $20.7 billion at December 31, 1996, is also an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp (the "Parent Company") and its subsidiaries. Total long-term debt outstanding at June 30, 1997, was $19.7 billion, compared with $18.9 billion at year-end 1996.

Securitization of assets remains an important source of liquidity. Total assets securitized during the quarter were $0.6 billion, including $0.2 billion of U.S. credit cards and $0.4 billion of U.S. consumer mortgages. Total assets securitized during the 1997 six months were $3.7 billion, including $2.8 billion of U.S. credit cards and $0.9 billion of U.S consumer mortgages. As securitized credit card receivables transactions amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. During the three months ended June 30, 1997, the scheduled amortization of certain securitized credit card receivables made available $1.5 billion of new receivables ($3.8 billion for the six months), and an additional $2.1 billion are scheduled to amortize during the remainder of 1997.

The Parent Company is a legal entity separate and distinct from Citibank, N.A. and its other subsidiaries and affiliates. As discussed in the 1996 Annual Report and Form 10-K, there are various legal limitations on the extent to which

Citicorp's subsidiaries may extend credit, pay dividends, or otherwise supply funds to Citicorp. As of June 30, 1997, under their applicable dividend limitations, Citicorp's national and state-chartered bank subsidiaries could have declared dividends to their respective parent companies without regulatory approval of approximately $3.1 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that as of June 30, 1997, its bank subsidiaries could have distributed dividends to Citicorp, directly or through their parent holding company, of approximately $2.7 billion of the available $3.1 billion.


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

In July 1997 the Financial Accounting Standards Board ("FASB") announced its intention to finalize a new accounting standard on derivatives and hedging, to take effect on January 1, 1999. As currently proposed, the new standard would significantly change the accounting treatment of end-user derivative and foreign exchange contracts by Citicorp and its customers. Depending on the underlying risk management strategy, these accounting changes could affect reported earnings, assets, liabilities, and stockholders' equity. As a result, Citicorp and the customers to which it provides derivatives and foreign exchange products may have to reconsider their risk management strategies, since the proposed new standard would not reflect the results of many of those strategies in the same manner as current accounting practice. Citicorp is in the process of evaluating the potential impact of the proposed new standard.


--------------------------------------------------------------------------------
Price Risk in Non-Trading Portfolios
--------------------------------------------------------------------------------

Earnings at risk measures the potential pretax earnings impact on the non-trading activities of a specified movement in interest rates for an assumed defeasance period, which depends upon the depth of liquidity in the market and the instrument involved. The predominant assumed defeasance period used in Citicorp's earnings at risk calculations is currently four weeks. The earnings at risk is calculated separately for each currency by multiplying the repricing gap between interest sensitive items by the specified interest rate movement, and then taking into account the impact of options, both explicit and embedded. The specific rate movements are statistically derived from a two standard deviation movement, which results in a confidence level of 97.7%. As of June 30, 1997, the derived two standard deviation rate movement used in determining the U.S. dollar earnings at risk using a four week defeasance period was 63 basis points.

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

Citicorp's primary non-trading price risk exposure is to worldwide movements in U.S. dollar interest rates. The table below illustrates that as of June 30, 1997 a two standard deviation increase in U.S. dollar interest rates had a potential negative impact on Citicorp's pretax earnings of approximately $205 million for the following twelve months and approximately $221 million on a discounted full life basis.


-------------------------------------------------------------------------------------------------------------
U.S. Dollar Earnings at Risk
-------------------------------------------------------------------------------------------------------------
                                                                                Assuming a Rate Movement of
                                                                                -----------------------------
                                                                                Two Standard   Two Standard
                                                                                  Deviation     Deviation
Impact on Pretax Earnings (In Millions of Dollars at June 30, 1997)               Increase       Decrease
-------------------------------------------------------------------------------------------------------------
Overnight to Three Months..................................................          ($74)        $  76
Four to Six Months.........................................................           (49)           63
Seven to Twelve Months.....................................................           (82)           96
                                                                                -----------------------------
Total Overnight to Twelve Months...........................................          (205)          235
Year Two...................................................................          (109)          103
Year Three.................................................................           (20)            5
Year Four..................................................................            39           (57)
Year Five and Beyond.......................................................            83          (117)
Effect of Discounting......................................................            (9)           24
                                                                                -----------------------------
Total .....................................................................         ($221)         $193
-------------------------------------------------------------------------------------------------------------


The following table summarizes Citicorp's twelve month U.S. dollar earnings at risk at recent quarter-ends.

-------------------------------------------------------------------------------------------------------------
Twelve Month U.S. Dollar Earnings at Risk
-------------------------------------------------------------------------------------------------------------
Impact on Pretax Earnings                           June 30,   Mar. 31,    Dec. 31,   Sept. 30,   June 30,
(In Millions of Dollars)                              1997        1997       1996        1996       1996
-------------------------------------------------------------------------------------------------------------
Assuming a Rate Movement of:
    Two Standard Deviation Increase............       ($205)      ($174)     ($165)      ($204)     ($193)
    Two Standard Deviation Decrease............         235         204        191         206        206
-------------------------------------------------------------------------------------------------------------


The tables above illustrate that Citicorp's pretax earnings over the next 12 months in its non-trading activities would be reduced from an increase in interest rates and benefit from a decrease in interest rates. This primarily reflects the utilization of receive-fixed interest rate swaps and similar instruments to effectively modify the repricing characteristics of certain consumer and commercial loan portfolios, funding, and long-term debt. Excluding the effects of these instruments, Citicorp's pretax earnings over the next 12 months in its non-trading activities would have benefited $88 million from an increase in interest rates and been reduced $65 million from a decrease in interest rates at June 30, 1997.

During the second quarter of 1997, the U.S. dollar earnings at risk for the following 12 months to a two standard deviation increase in rates had a potential negative impact which ranged from approximately $140 million to $205 million in the aggregate at each month end, compared with a range from $116 million to $204 million during the full year 1996.

The first table above also illustrates that the risk profile in the two-to-three year time horizon was directionally similar, but reverses in subsequent periods. This reflects the fact that the majority of the derivative instruments utilized to modify repricing characteristics as described above will mature within three years. Additional detail regarding these derivative instruments may be found on page 37.

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

During the 1997 six months, the potential loss amount in the trading portfolios averaged $56 million pretax in the aggregate for Citicorp's major trading centers and the monthly averages of daily exposures ranged from approximately $42 million to $64 million, which is similar to the range in 1996. The level of exposure taken is a function of the market environment, and expectations of future price and market movements; and will vary from period to period. The trading-related revenue for the 1997 second quarter was $511 million compared with $589 million in the first quarter and $427 million in the 1996 second quarter (see "Trading-Related Revenue" on page 25).


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


-------------------------------------------------------------------------------------------------------------
Estimated Fair Value in Excess of (Less Than) Carrying Value
-------------------------------------------------------------------------------------------------------------
                                                    June 30,    Mar. 31,   Dec. 31,   Sept. 30,   June 30,
(In Billions of Dollars)                              1997        1997       1996        1996       1996
-------------------------------------------------------------------------------------------------------------

Assets and Liabilities (A).....................        $6.2        $6.2       $5.5        $5.5       $5.6
End-User Derivative and Foreign Exchange Contracts      0.1        (0.7)       0.3        (0.2)      (0.3)
Credit Card Securitizations (A) (B)............         0.1         0.3        0.4         0.5        0.5
                                                   ----------------------------------------------------------
                                                        6.4         5.8        6.2         5.8        5.8
Deposits with No Fixed Maturity (C)............         3.0         3.1        2.7         3.0        3.3
                                                   ----------------------------------------------------------
Total..........................................        $9.4        $8.9       $8.9        $8.8       $9.1
-------------------------------------------------------------------------------------------------------------

(A) Commencing March 31, 1997, amounts include the effect of restoring to the allowance for credit losses a $373 million reserve that had previously been attributed to securitized credit card receivables, as described on page 28.

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



The quarterly fluctuations among financial instruments are primarily due to changes in the interest rate environment in the U.S. and other countries. Generally in declining interest rate environments, as experienced in the 1997 second quarter and the second half of 1996, the fair value of Citicorp's assets and liabilities, deposits with no fixed maturity and credit card securitizations (primarily fixed rate investor certificates) tend to decline, which are partially offset by increases in the value of derivative contracts. Correspondingly, in increasing interest rate environments as experienced in the 1997 first quarter, generally, the fair value of assets and liabilities, deposits with no fixed maturity and credit card securitizations tend to increase, which are partially offset by declines in the value of derivative contracts. In addition, fair values may vary from period to period based on changes in a variety of other factors including credit quality, market perceptions of value, and the changing composition of assets and liabilities.


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


-------------------------------------------------------------------------------------------------------------
                                                                     June 30,      Mar. 31,      Dec. 31,
Citicorp Ratios                                                        1997          1997          1996
-------------------------------------------------------------------------------------------------------------
Tier 1 Capital................................................         8.18%          8.39%         8.39%
Total Capital (Tier 1 and Tier 2).............................        11.96          12.11         12.23
Leverage (A) .................................................         7.30           7.39          7.42
Common Stockholders' Equity...................................         6.41           6.50          6.63
-------------------------------------------------------------------------------------------------------------

(A) Tier 1 capital divided by adjusted average assets.


Citicorp continued to maintain a strong capital position during the 1997 second quarter. Total capital (Tier 1 and Tier 2) amounted to $30.1 billion at June 30, 1997 representing 11.96% of net risk-adjusted assets. This compares with $29.3 billion and 12.11% at March 31, 1997 and $28.9 billion and 12.23% at December 31, 1996. Tier 1 capital of $20.6 billion at June 30, 1997 represented 8.18% of net risk-adjusted assets, compared with $20.3 billion and 8.39% at March 31, 1997 and $19.8 billion and 8.39% at December 31, 1996. The decline in the Tier 1 and Total Capital ratios at June 30, 1997 reflected the growth in customer-driven risk-adjusted assets, and share repurchases under the common stock repurchase program as discussed on page 21. The Tier 1 capital ratio at June 30, 1997 was within Citicorp's target range of 8.00% to 8.30%.

The excess of Tier 1 capital generated during a period reduced by capital utilized for business expansion is referred to as "free capital." As shown in the table on page 21, Citicorp generated $2.1 billion and $1.7 billion of Tier 1 capital for the six months of 1997 and 1996, respectively, of which $1.3 billion and $0.3 billion, respectively, was used to fund the growth in customer-driven risk-adjusted assets. Citicorp generated $735 million of free capital in the six months of 1997.


-------------------------------------------------------------------------------------------------------------
Free Capital
-------------------------------------------------------------------------------------------------------------
                                                                                         Six Months
                                                                                -----------------------------
(In Millions of Dollars)                                                            1997           1996
-------------------------------------------------------------------------------------------------------------
Tier 1 Capital Generated:
Net Income..................................................................      $ 2,019        $1,866
Issuances/Other (A).........................................................          599           333
Cash Dividends Declared.....................................................         (556)         (511)
                                                                                -----------------------------
Total Tier 1 Capital Generated..............................................        2,062         1,688
Capital Utilized for Growth in Net Risk-Adjusted Assets.....................       (1,327)         (254)
                                                                                -----------------------------
Free Capital Generated......................................................     $    735        $1,434
-------------------------------------------------------------------------------------------------------------

(A) Includes issuance of common stock under various employee benefit plans and the dividend reinvestment plan. 1997 also reflects issuance of guaranteed preferred beneficial interests in subordinated debt and the redemption of Series 14 Preferred Stock.


In order to return available free capital to its shareholders, Citicorp initiated a common stock repurchase program in June 1995. During 1996, the program was expanded to a total authorization of $8.5 billion through December 31, 1998. During the six months of 1997 and 1996, Citicorp repurchased 10.8 million and 19.2 million shares of common stock under the repurchase program using capital of $1.2 billion ($113.66 average cost per share) and $1.5 billion ($78.17 average cost per share), respectively. Since the program was initiated, Citicorp has repurchased 70.0 million shares of common stock through June 30, 1997, using capital of $5.8 billion. The amount of free capital is impacted by a number of factors including the level of income, issuances, dividends, and changes in risk-adjusted assets.

Common stockholders' equity increased a net $629 million during the second quarter of 1997 to $19.5 billion at June 30, 1997, representing 6.41% of assets, compared with 6.50% at March 31, 1997 and 6.63% at December 31, 1996. The increase in common stockholders' equity during the quarter principally reflected net income, an increase in net unrealized gains on securities available for sale, and the issuance of stock under various employee benefit plans, partially offset by shares repurchased under the common stock repurchase program and dividends declared on common and preferred stock. The decline in the common stockholders' equity ratio at June 30, 1997 reflected the above items as well as the growth in total assets.

During the first quarter of 1997, Citicorp redeemed the $175 million Series 14 Preferred Stock and issued an additional $450 million of guaranteed preferred beneficial interests in Citicorp subordinated debt (commonly known as "trust preferred securities"). The guaranteed preferred beneficial interests outstanding at June 30 and March 31, 1997 of $750 million, including $300 million issued in 1996, qualify as Tier 1 capital and are included in long-term debt on the balance sheet. For the six months ended June 30, 1997, interest expense on the guaranteed preferred beneficial interests amounted to $28 million.


-------------------------------------------------------------------------------------------------------------
Components of Risk-Based Capital Under Regulatory Guidelines
-------------------------------------------------------------------------------------------------------------
                                                                    June 30,      Mar. 31,       Dec. 31,
(In Millions of Dollars)                                              1997          1997           1996
-------------------------------------------------------------------------------------------------------------
Tier 1 Capital
Common Stockholders' Equity...................................        $19,506       $18,877       $18,644
Perpetual Preferred Stock.....................................          1,903         1,903         2,078
Guaranteed Preferred Beneficial Interests in Subordinated Debt            750           750           300
Minority Interest.............................................             98            97            91
Less: Net Unrealized Gains-- Securities Available for Sale (A)           (952)         (687)         (676)
    Intangible Assets (B) ....................................           (339)         (314)         (328)
    50% Investment in Certain Subsidiaries (C) ...............           (336)         (325)         (313)
                                                                  -------------------------------------------
Total Tier 1 Capital..........................................         20,630        20,301        19,796
                                                                  -------------------------------------------
Tier 2 Capital
Allowance for Credit Losses (D) ..............................          3,186         3,060         2,982
Qualifying Debt (E)...........................................          6,662         6,263         6,405
Less: 50% Investment in Certain Subsidiaries (C) .............           (336)         (324)         (313)
                                                                  -------------------------------------------
Total Tier 2 Capital..........................................          9,512         8,999         9,074
                                                                  -------------------------------------------

Total Capital (Tier 1 and Tier 2).............................        $30,142       $29,300       $28,870
-------------------------------------------------------------------------------------------------------------
Net Risk-Adjusted Assets (F)..................................       $252,065      $241,887      $236,073
-------------------------------------------------------------------------------------------------------------

(A) Tier 1 capital excludes unrealized gains and losses on securities available for sale in accordance with regulatory risk-based capital guidelines.

(B)  Includes goodwill and certain other identifiable intangible assets.

(C)  Primarily Citicorp Securities, Inc.

(D) Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.

(E)  Includes qualifying senior and subordinated debt in an amount not exceeding
     50% of Tier 1 capital, and subordinated capital notes subject to certain limitations.

(F)  Includes   risk-weighted   credit  equivalent  amounts  net  of  applicable
     bilateral netting agreements of $10.3 billion for interest rate,  commodity and equity derivative contracts, and foreign exchange contracts, as of June
     30, 1997, compared with $10.0 billion as of March 31, 1997 and $9.8 billion as of December 31, 1996. Net risk-adjusted  assets also includes the effect of other  off-balance  sheet exposures such as unused loan  commitments and letters of credit and reflects  deductions  for  intangible  assets and any excess allowance for credit losses.


As discussed in the 1996 Annual Report and Form 10-K, Citicorp has entered into forward purchase agreements on its common stock, to be settled on a net basis, in order to partially offset the dilutive effects of various employee benefit plans. At Citicorp's option, such settlements may be made in shares of Citicorp's common stock or in cash. Both the number of shares covered and the forward prices of these contracts are adjusted on a quarterly basis and reflect the stock price at the time of adjustment. As of June 30, 1997, agreements were in place covering up to $1.2 billion of Citicorp common stock, of which $900 million (8.0 million shares) had forward prices established averaging $113.14 per share. During the second quarter of 1997, settlements resulted in Citicorp delivering approximately 0.3 million shares of its common stock. If the portion of these agreements for which forward prices were established as of June 30, 1997 were settled based on the market price of Citicorp common stock on that date ($120.56 per share), Citicorp would be entitled to receive approximately
0.5 million shares. The agreement relating to the remaining $300 million was entered into on June 30, 1997, and forward prices have subsequently been established averaging $128.84 per share.

Citicorp's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At June 30, 1997 all of Citicorp's subsidiary depository institutions were "well capitalized" under the federal bank regulatory agencies' definitions.


-------------------------------------------------------------------------------------------------------------
                                                                    June 30,      Mar. 31,       Dec. 31,
Citibank, N.A. Ratios                                                 1997          1997           1996
-------------------------------------------------------------------------------------------------------------
Tier 1 Capital................................................         8.16%         8.29%         8.32%
Total Capital (Tier 1 and Tier 2) ............................        12.03         12.00         12.11
Leverage......................................................         6.48          6.61          6.63
Common Stockholder's Equity...................................         6.73          6.86          6.99
-------------------------------------------------------------------------------------------------------------


The decline in Citibank, N.A.'s ("Citibank") Tier 1 ratio reflected the growth in customer-driven risk-adjusted assets and dividends paid to the Parent Company. During the second quarter of 1997, Citibank issued an additional $500 million of subordinated notes to the Parent Company that qualify for inclusion in Citibank's Tier 2 Capital. Total subordinated notes outstanding at June 30, 1997 and included in Citibank's Tier 2 Capital amounted to $5.2 billion.

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


--------------------------------------------------------------------------------
STATEMENT OF INCOME ANALYSIS
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Net Interest Revenue (Taxable Equivalent Basis)
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Net Interest Revenue Statistics                           2nd Qtr.  1st Qtr.   4th Qtr. 3rd Qtr.   2nd Qtr.
(Taxable Equivalent Basis) (A) (B)                          1997      1997       1996     1996       1996
-------------------------------------------------------------------------------------------------------------
Net Interest Revenue: (In Millions of Dollars)
U.S. .................................................     $1,835    $1,862     $1,785    $1,714    $1,750
Outside the U.S. .....................................      1,619     1,587      1,699     1,616     1,601
                                                          ---------------------------------------------------
Total Adjusted........................................      3,454     3,449      3,484     3,330     3,351
Effect of Credit Card Securitization Activity (C).....       (578)     (630)      (650)     (613)     (615)
                                                          ---------------------------------------------------
Total.................................................     $2,876    $2,819     $2,834    $2,717    $2,736
-------------------------------------------------------------------------------------------------------------
Average Interest-Earning Assets: (In Billions of Dollars)
U.S. .................................................      $127.2    $123.2     $120.2    $118.7    $121.1
Outside the U.S. .....................................       150.1     144.1      142.0     140.1     135.7
                                                          ---------------------------------------------------
Total Adjusted........................................       277.3     267.3      262.2     258.8     256.8
Securitized Credit Card Receivables (C)...............       (24.7)    (25.1)     (25.9)    (26.2)    (26.2)
                                                          ---------------------------------------------------
Total.................................................      $252.6    $242.2     $236.3    $232.6    $230.6
-------------------------------------------------------------------------------------------------------------
Adjusted Net Interest Margin:.........................
U.S. .................................................       5.79%     6.13%      5.90%     5.75%     5.81%
Outside the U.S. .....................................       4.33%     4.47%      4.76%     4.59%     4.75%
                                                          ---------------------------------------------------

Total Adjusted........................................       5.00%     5.23%      5.28%     5.12%     5.25%
Effect of Credit Card Securitization Activity (C).....       (.43)%    (.51)%     (.51)%    (.47)%    (.48)%
                                                          ---------------------------------------------------
Total.................................................       4.57%     4.72%      4.77%     4.65%     4.77%
-------------------------------------------------------------------------------------------------------------

(A) Includes allocations for capital and funding costs based on the location of the asset.

(B) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.

(C) See page 30 for discussion of the effect of credit card securitization activity.

Net interest revenue of $2.9 billion in the 1997 second quarter increased 5% from the year-ago period reflecting a 10% increase in interest-earning assets, partially offset by a 20 basis point decline in the net interest margin. Net interest revenue and net interest margin are reduced by the effect of credit card securitization activity. Adjusted for the effect of credit card securitization activity, net interest revenue for the quarter of $3.5 billion was unchanged from the 1997 first quarter and increased 3% from the 1996 second quarter. The adjusted net interest margin decreased to 5.00% from 5.23% in the 1997 first quarter and 5.25% in the 1996 second quarter.

The adjusted net interest margin in the U.S. of 5.79% in the quarter was down from 6.13% in the 1997 first quarter and 5.81% in the 1996 second quarter. The decrease from the 1997 first quarter was primarily the result of a lower yield on the U.S. bankcards portfolio due to seasonal factors and the effect of relationship-based pricing strategies, as well as higher funding costs in the business, an increase in the level of lower yielding interest-earning assets, and spread compression in Global Relationship Banking ("GRB").

Net interest revenue from activities outside the U.S. represented 47% of total adjusted net interest revenue in the 1997 second quarter. The net interest margin outside the U.S. of 4.33% in the quarter decreased from 4.47% in the first quarter and 4.75% in the 1996 second quarter. The decrease in the net interest margin from the first quarter reflected spread compression in the Emerging Markets business resulting from less favorable market conditions, principally in Latin America, and spread compression in the Emerging Markets and Citibanking businesses in Asia Pacific. The net interest margin decreased from the 1996 second quarter for the reasons noted above as well as spread compression in GRB.

The $20.5 billion or 8% increase in adjusted average interest-earning assets in the 1997 second quarter from the year-ago period was mainly attributable to higher levels of securities, commercial loans outside the U.S., and consumer loans in the U.S. Outside the U.S., consumer loan growth in emerging markets was principally offset by the effects of the U.K. mortgage portfolio sale and foreign currency translation.


--------------------------------------------------------------------------------
Fee and Commission Revenue
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
                                                 Second Quarter        %           Six Months          %
                                             -----------------------         -----------------------
(In Millions of Dollars)                        1997      1996(A)    Change     1997      1996(A)    Change
-------------------------------------------------------------------------------------------------------------
Global Consumer:
Citibanking...............................   $   293     $   265       11    $   562     $   514        9
Cards.....................................       492         434       13        964         871       11
Private Bank..............................       116         105       10        229         204       12
                                             ----------------------------------------------------------------
                                                 901         804       12      1,755       1,589       10
Global Corporate Banking and Other........       517         494        5        984         978        1
                                             ----------------------------------------------------------------
Total Adjusted............................     1,418       1,298        9      2,739       2,567        7
Effect of Credit Card Securitization              23          51      (55)        54          94      (43)
Activity (B)
                                             ----------------------------------------------------------------
Total.....................................    $1,441      $1,349        7     $2,793      $2,661        5
-------------------------------------------------------------------------------------------------------------

Supplemental Information:
Consumer Business in Emerging Markets.....      $300        $266       13    $   588     $   519       13
Consumer Business in Developed Markets....       601         538       12      1,167       1,070        9
                                             ----------------------------------------------------------------
                                                $901        $804       12     $1,755      $1,589       10
-------------------------------------------------------------------------------------------------------------
(A)  Reclassified to conform to latest quarter's presentation.
(B)  See page 30 for  discussion  of the  effect of credit  card  securitization activity.


Total fee and commission revenue of $1.4 billion for the 1997 second quarter and $2.8 billion for the 1997 six months increased $92 million or 7% and $132 million or 5% from the comparable 1996 periods. Fee and commission revenue was increased in all periods by the effect of credit card securitization activity. Adjusted for the effect of credit card securitization activity, fee and commission revenue in the second quarter and six months of 1997 was up 9% and 7%, respectively, from the comparable year-ago periods.

Adjusted fee and commission revenue in Global Consumer in the 1997 quarter was up 12% and in the six months was up 10% with solid growth across all businesses. Fee and commission revenue in the emerging markets grew by 13% in both periods. The increases reflected higher credit card-related, trust, agency, and custodial, and Citibanking fees, balanced between developed and emerging markets in the quarter, with stronger growth in the emerging markets in the year-to-date period.

Global Corporate Banking fee and commission revenue was up 5% in the quarter and essentially unchanged year-to-date. The improvement in the quarter reflected increases primarily in corporate finance, trust, agency, and custodial, and transaction banking fees, partially offset by lower credit-related fees.


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

-------------------------------------------------------------------------------------------------------------
Trading-Related Revenue                          Second Quarter        %           Six Months          %
                                             -----------------------         -----------------------
(In Millions of Dollars)                        1997      1996(A)    Change     1997      1996(A)    Change
-------------------------------------------------------------------------------------------------------------
By Business Sector:
Global Corporate Banking:
Emerging Markets..........................      $182        $192       (5)   $   400        $369        8
Global Relationship Banking...............       243         175       39        562         340       65
                                             ----------------------------------------------------------------
Total Global Corporate Banking............       425         367       16        962         709       36
Global Consumer and Other.................        86          60       43        138         110       25
                                             ----------------------------------------------------------------

Total.....................................      $511        $427       20     $1,100        $819       34
-------------------------------------------------------------------------------------------------------------

By Trading Activity:
Foreign Exchange (B)......................      $290        $225       29    $   552        $437       26
Derivative (C)............................        94         139      (32)       276         284       (3)
Fixed Income (D)..........................        81         (23)      NM        144         (18)      NM
Other.....................................        46          86      (47)       128         116       10
                                               ----------------------------------------------------------------

Total.....................................      $511        $427       20     $1,100        $819       34
-------------------------------------------------------------------------------------------------------------

By Income Statement Line:
Foreign Exchange..........................      $311        $214       45    $   608        $419       45
Trading Account...........................        97         106       (8)       295         196       51
Other (E).................................       103         107       (4)       197         204       (3)
                                                --------------------------------------------------------------

Total.....................................      $511        $427       20     $1,100        $819       34
-------------------------------------------------------------------------------------------------------------
(A)  Reclassified to conform to the latest quarter's presentation.
(B)  Foreign exchange  activity  includes foreign  exchange spot,  forward,  and option contracts.
(C)  Derivative  activity  primarily  includes interest rate and currency swaps, options, financial futures, and equity and commodity contracts.
(D)  Fixed income  activity  principally  includes  debt  instruments  including government and corporate debt as well as mortgage assets.
(E)  Primarily net interest revenue.
NM   Not meaningful, as percentage equals or exceeds 100%.


Trading-related revenue in the 1997 second quarter and six months increased $84 million and $281 million from the respective 1996 periods. The increases primarily reflected improved fixed income results coupled with higher foreign exchange activity. The second quarter improvement was partially offset by lower derivative and loan trading results.

Foreign exchange revenue of $290 million and $552 million in the 1997 second quarter and six months increased $65 million and $115 million from the unusually low 1996 periods, when directionless foreign exchange markets in the major currencies adversely affected revenue opportunities.

Derivative revenue of $94 million in the 1997 second quarter declined $45 million from the comparable 1996 period. While customer demand for risk-management products continued during the quarter, revenue declined primarily due to less favorable market conditions which resulted in a change in the mix of products, narrower spreads, and lower trading opportunities. Derivative revenue of $276 million in the 1997 six months declined $8 million from the comparable 1996 period.

Fixed income revenue of $81 million and $144 million in the 1997 second quarter and six months improved $104 million and $162 million compared with the respective 1996 periods. The unusually low results in the 1996 periods reflected a $60 million mortgage-backed securities charge, volatile interest rates in North America, and low emerging market debt trading results.

Other trading-related revenue of $46 million in the 1997 second quarter declined $40 million from the 1996 second quarter primarily reflecting depressed loan trading activities as well as lower trading-related net interest revenue in Latin America. Other trading-related revenue of $128 million in the 1997 six months increased $12 million from the comparable 1996 period.

Levels of trading-related revenue may fluctuate in the future as a result of market conditions and other factors.


--------------------------------------------------------------------------------
Securities Transactions
--------------------------------------------------------------------------------

Net gains from the sale of securities were $124 million in the second quarter and $232 million in the six months of 1997, compared with $39 million and $141 million in the comparable 1996 periods. The net gains in the second quarter of 1997 reflected gross realized gains of $132 million ($258 million for the six months) and gross realized losses of $8 million ($26 million for the six months). The 1997 second quarter included a realized gain of $58 million related to an asset redeployment in Brazil. The six months of 1996 included a realized gain of $52 million from the sale of Brazil interest bonds.

The fair value of securities available for sale and the related adjustment to stockholders' equity may fluctuate over time based on market conditions and changes in market interest rates, as well as events and trends affecting specific securities.

----------------------------------------------------------------------------------------------------
Other Revenue
----------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
                                                 Second Quarter        %           Six Months          %
                                             -----------------------         -----------------------
(In Millions of Dollars)                        1997        1996     Change     1997        1996     Change
-------------------------------------------------------------------------------------------------------------
Credit Card Securitization Activity ......      $118        $215      (45)      $283        $448      (37)
Venture Capital...........................       173         107       62        266         145       83
Affiliate Earnings........................       112          83       35        171         145       18
Net Asset Gains and Other Items...........        72         152      (53)       192         253      (24)
                                             ----------------------------------------------------------------
Total.....................................      $475        $557      (15)      $912        $991       (8)
-------------------------------------------------------------------------------------------------------------


The decrease in revenue related to credit card securitization activity in the 1997 second quarter principally reflected higher net credit loss rates and lower average securitized volumes. The decrease in revenue in the 1997 six months resulted from higher net credit loss rates and lower average securitized volumes, partially offset by an improved net interest margin. Additionally, commencing with the 1997 first quarter, revenue from credit card securitization activity includes net credit losses on loans held for sale, which totaled $33 million and $65 million in the second quarter and six months, respectively. The effect of credit card securitization activity is discussed in more detail on page 30.

Venture capital revenue of $173 million and $266 million in the 1997 second quarter and six months, respectively, improved $66 million and $121 million from the comparable 1996 periods, benefiting from realized gains and buoyant equity markets. Investments of venture capital subsidiaries are carried at fair value and revenue volatility can occur in the future, based on general market conditions as well as events and trends affecting specific venture capital investments.

Affiliate earnings improved by $29 million and $26 million compared to the second quarter and first half of 1996, primarily due to an investment dividend.

Net asset gains and other items in the 1997 and 1996 second quarters included gains of $23 million and $110 million, respectively, related to the disposition of an automated trading business, partially offset by investment writedowns in Latin America of $29 million and $50 million, respectively. Revenue in the six months of 1997 also reflected gains related to the refinancing agreement concluded with Peru and the sale of an investment from the acquisition finance portfolio by Global Relationship Banking. Revenue in the six months of 1996 also included a gain related to the disposition of a portion of Citicorp's holding in an Asian affiliate.


--------------------------------------------------------------------------------
Provision and Credit Loss Reserves
--------------------------------------------------------------------------------

The provision for credit losses of $512 million and $935 million in the 1997 second quarter and six months increased $33 million or 7% from the 1996 quarter and decreased $38 million or 4% from the 1996 six months, reflecting higher net write-offs in the Consumer business, lower consumer additional provisions, and improved commercial credit results.

Details of net write-offs, additional provision, and the provision for credit losses are included in the following table:

--------------------------------------------------------------------------------
Net Write-offs, Additional Provision, and Provision for Credit Losses
--------------------------------------------------------------------------------
                                                                     Second Quarter         Six Months
                                                                  -------------------------------------------
(In Millions of Dollars)                                              1997      1996       1997       1996
-------------------------------------------------------------------------------------------------------------
Net Write-offs (Recoveries):
Consumer (A)..................................................      $  925    $  769     $1,818     $1,476
Commercial....................................................          (1)        9        (62)        40
                                                                  -------------------------------------------
Total Adjusted Net Write-offs.................................         924       778      1,756      1,516
Effect of Credit Card Securitization Activity.................        (437)     (349)      (871)      (643)
                                                                  -------------------------------------------
Total.........................................................      $  487    $  429     $  885     $  873
-------------------------------------------------------------------------------------------------------------

Additional Provision:
Consumer......................................................         $25       $50        $50       $100
                                                                  -------------------------------------------
Total.........................................................         $25       $50        $50       $100
-------------------------------------------------------------------------------------------------------------

Provision for Credit Losses:
Consumer......................................................        $513      $470       $997       $933
Commercial....................................................          (1)        9        (62)        40
                                                                  -------------------------------------------
Total.........................................................        $512      $479       $935       $973
-------------------------------------------------------------------------------------------------------------

(A) Adjusted for the effect of credit card securitization activity, including the effect related to credit card receivables held for sale commencing with the 1997 first quarter (see page 30).


Consumer net write-offs, adjusted for the effect of credit card securitization activity, in the 1997 second quarter and six months were $925 million and $1.8 billion, up from $769 million and $1.5 billion in the 1996 periods, primarily due to higher losses in U.S. bankcards, which continues to be affected by a weak credit climate. The consumer provision for credit losses included an additional provision in excess of net write-offs of $25 million in the 1997 second quarter and

$50 million in the six months, compared with $50 million and $100 million in the 1996 periods. Net write-offs and the total provision may increase from 1997 second quarter levels as a result of credit performance of the portfolios (including bankruptcies), economic conditions, and other changes in portfolio levels. See "Consumer Portfolio Review" on page 10 for an additional discussion.

Commercial net recoveries in the 1997 second quarter were $1 million and compared with net write-offs of $9 million in the 1996 second quarter (which included a $21 million recovery related to the refinancing agreement concluded with Slovenia). The decline in net write-offs reflected lower gross write-offs, partially offset by lower recoveries. Commercial net recoveries in the 1997 six months of $62 million (including a 1997 first quarter $50 million recovery from the refinancing agreement concluded with Peru) improved $102 million from the 1996 six months due to both lower write-offs and higher recoveries. There were no material credit losses related to derivative and foreign exchange contracts or standby letters of credit and guarantees in either six month period. Citicorp does not expect to continue to experience net recoveries in the commercial portfolio; however, net write-offs are expected to be moderate.

All identified losses are immediately written off and the entire allowance is available to absorb all probable credit losses inherent in the portfolio. For analytical purposes only, Citicorp attributes the reserve to the credit exposures as detailed in the table below.

-------------------------------------------------------------------------------------------------------------
Credit Loss Reserves (A)
-------------------------------------------------------------------------------------------------------------
                                                                       June 30,      Dec. 31,       June 30,
(Dollars In Millions)                                                      1997          1996           1996
-------------------------------------------------------------------------------------------------------------
Allowance for Credit Losses:
Consumer......................................................         $ 2,453       $ 2,079        $ 2,000
Commercial....................................................           3,329         3,424          3,424
                                                                  -------------------------------------------
Total Allowance for Credit Losses.............................           5,782         5,503          5,424
Reserves for Off-Balance Sheet Credit Exposures...............             191           473            466
                                                                  -------------------------------------------
Total Credit Loss Reserves....................................          $5,973        $5,976         $5,890
-------------------------------------------------------------------------------------------------------------
Allowance As a Percent of Total Loans:
Consumer......................................................            2.24%         1.86%         1.90%
Commercial....................................................            4.80%         5.46%         5.48%
Total.........................................................            3.23%         3.15%         3.23%
-------------------------------------------------------------------------------------------------------------

(A)  In the first  quarter of 1997, to be  consistent  with  industry  practice,
     Citicorp changed the  apportionment  and display of credit loss reserves to report (1) $50 million in Other Liabilities attributable to standby letters of credit and guarantees, and (2) $50 million deducted from Trading Account
     Assets attributable to derivative and foreign exchange  contracts,  and (3)
     to restore  to the  Allowance  for  Credit  Losses  $373  million  that had
     previously  been  attributed  to  securitization   transactions  where  the
     exposure to credit losses is  contractually  limited to the cash flows from
     the  securitized   receivables.   Reserves  for  off-balance  sheet  credit
     exposures  at June  30,  1997  consist  of $50  million  included  in Other
     Liabilities  and $50 million  deducted from Trading Account Assets and also include $91 million  deducted  from Other Assets  attributable  to mortgage loans sold with recourse. Prior period amounts have not been reclassified.


The allowance for credit losses and the reserves for off-balance sheet credit exposures totaled $6.0 billion as of June 30, 1997 and December 31, 1996, up from $5.9 billion at June 30, 1996. The net change in the reserves primarily reflected continued reserve building and the effect of foreign currency translation.

Uncertainty related to the credit and economic environment, as well as higher loan volumes in the worldwide Consumer portfolios, may result in further increases in the allowance for credit losses attributable to the Consumer business.


--------------------------------------------------------------------------------
Operating Expense
--------------------------------------------------------------------------------

Total operating expense was $3.2 billion and $6.3 billion in the 1997 second quarter and six months, up $195 million or 7% and $504 million or 9%, from the comparable 1996 periods. The increases were principally related to business activities in the emerging markets, a 13% increase in both periods, while expense related to developed markets businesses was up 5% and 6% from the 1996 second quarter and six month periods, respectively. Excluding the effect of foreign currency translation resulting from a strengthened U.S. dollar, operating expense increased 9% in the quarter and 10% in the six month period.

Employee expense was $1.6 billion in the second quarter and $3.3 billion in the six months, up $64 million or 4% and $260 million or 9% from the 1996 periods. The increases primarily reflected salary increases, higher staff levels related to business expansion in the emerging markets, and an increase of $44 million in the 1997 six months associated with the vesting of the remaining performance-based stock options. Staff levels of 91,500 at June 30, 1997 increased 3,900 (2,500 in the emerging markets) or 4% from year-ago levels.

Net premises and equipment expense was $479 million in the quarter and $969 million in the six months, up $40 million or 9% and $73 million or 8% from 1996. Other expense was $1.1 billion and $2.1 billion in the quarter and six months, both up 9% or $91 million and $171 million from 1996. The increases primarily reflected investment spending and higher business volumes in the emerging markets. In addition, enhanced marketing initiatives in U.S. bankcards and the Private Bank, intensified U.S. bankcard collection efforts, increased spending on technology initiatives (including year 2000 issues), and volume-related expenses in transaction banking services all contributed to the increase.


--------------------------------------------------------------------------------
Income Taxes
--------------------------------------------------------------------------------

Income taxes were $602 million and $1.2 billion, in the second quarter and six months of 1997. The effective tax rate was 37.0% in the 1997 second quarter and 37.5% in the 1997 six month period, compared with 38.0% for both 1996 periods. The 1996 full-year effective tax rate was 38%.

--------------------------------------------------------------------------------
Effect of Credit Card Securitization Activity
--------------------------------------------------------------------------------

During the six months of 1997, $2.8 billion of U.S. credit card receivables were securitized. As of June 30, 1997, the total amount of securitized receivables, net of amortization, was $24.2 billion compared with $25.4 billion as of March 31, 1997 and $26.0 billion as of June 30, 1996.

The securitization of credit card receivables, which is described in the 1996 Annual Report and Form 10-K, does not affect the earnings reported in a period. However, securitization affects the manner in which revenue and the provision for credit losses are classified in the income statement. For securitized receivables, amounts that would otherwise be reported as net interest revenue, as fee and commission revenue, and as net credit losses on loans are instead reported as fee and commission revenue (for servicing fees) and as other revenue (for the remaining cash flows to which Citicorp is entitled, net of credit losses). In addition, commencing with the first quarter of 1997, net credit losses on credit card receivables held for sale are reported as a reduction of other revenue rather than included in the provision for credit losses. The table below shows the net effect of credit card securitization activity as an increase or (decrease) to the amounts reported in the Consolidated Statement of Income and Average Balance Sheet, and under the captions of Return on Assets, Net Interest Margin, and Consumer Net Credit Loss Ratio. The adoption of Statement of Financial Accounting Standards No. 125 in the 1997 first quarter did not result in a change in the income recognition policies for credit card securitization activity due to immateriality.

-------------------------------------------------------------------------------------------------------------
                                                                     Second Quarter         Six Months
                                                                  -------------------------------------------
(In Millions of Dollars)                                            1997       1996       1997       1996
-------------------------------------------------------------------------------------------------------------
Net Interest Revenue..........................................      ($578)    ($615)   ($1,208)   ($1,185)
Fee and Commission Revenue....................................         23        51         54         94
Other Revenue.................................................        118       215        283        448
Provision for Credit Losses...................................       (437)     (349)      (871)      (643)
-------------------------------------------------------------------------------------------------------------
Net Income Impact of Securitization...........................     $    -    $    -    $    -      $   -
-------------------------------------------------------------------------------------------------------------
Average Assets (In Billions) .................................       ($25)     ($26)      ($25)      ($26)
Return on Assets..............................................         .11%      .13%       .11%       .12%
Net Interest Margin...........................................        (.43)%    (.48)%     (.47)%     (.45)%
Consumer Net Credit Loss Ratio ...............................        (.91)%    (.76)%     (.93)%     (.67)%
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
Consolidated Statement of Income                                                   CITICORP and Subsidiaries
-------------------------------------------------------------------------------------------------------------
                                                                     Second Quarter         Six Months
                                                                  -------------------------------------------
(In Millions of Dollars, Except Per Share Amounts)                  1997       1996       1997       1996
-------------------------------------------------------------------------------------------------------------
Interest Revenue
Loans, including Fees.........................................      $4,717    $4,539     $9,271     $9,097
Deposits with Banks...........................................         245       207        469        403
Federal Funds Sold and Securities Purchased Under Resale
  Agreements..................................................         203       246        415        502
Securities
        U.S. Treasury and Federal Agencies....................         107        56        177        112
        State and Municipal ..................................          35        20         67         41
        Other, including dividends (Principally in offices
        outside the U.S.).....................................         455       362        872        666
Trading Account Assets........................................         272       321        515        706
Loans Held for Sale (A) ......................................         107         -        212          -
                                                                  -------------------------------------------
Total Interest Revenue........................................       6,141     5,751     11,998     11,527
                                                                  -------------------------------------------

Interest Expense
Deposits......................................................       2,421     2,168      4,650      4,354
Trading Account Liabilities...................................          76        59        149        138
Purchased Funds and Other Borrowings..........................         427       457        865        948
Long-Term Debt................................................         354       339        667        674
                                                                  -------------------------------------------
Total Interest Expense........................................       3,278     3,023      6,331      6,114
                                                                  -------------------------------------------

Net Interest Revenue..........................................       2,863     2,728      5,667      5,413
                                                                  -------------------------------------------

Provision for Credit Losses...................................         512       479        935        973
                                                                  -------------------------------------------

Net Interest Revenue after Provision for Credit Losses........       2,351     2,249      4,732      4,440
                                                                  -------------------------------------------

Fees, Commissions, and Other Revenue
Fees and Commissions..........................................       1,441     1,349      2,793      2,661
Foreign Exchange..............................................         311       214        608        419
Trading Account...............................................          97       106        295        196
Securities Transactions.......................................         124        39        232        141
Other Revenue.................................................         475       557        912        991
                                                                  -------------------------------------------
Total Fees, Commissions, and Other Revenue....................       2,448     2,265      4,840      4,408
                                                                  -------------------------------------------

Operating Expense
Salaries......................................................       1,286     1,212      2,550      2,344
Employee Benefits.............................................         321       331        722        668
                                                                  -------------------------------------------
Total Employee Expense........................................       1,607     1,543      3,272      3,012
Net Premises and Equipment Expense............................         479       439        969        896
Other Expense.................................................       1,087       996      2,101      1,930
                                                                  -------------------------------------------
Total Operating Expense.......................................       3,173     2,978      6,342      5,838
                                                                  -------------------------------------------

Income Before Taxes...........................................       1,626     1,536      3,230      3,010
Income Taxes..................................................         602       584      1,211      1,144
                                                                  -------------------------------------------
Net Income....................................................      $1,024    $  952     $2,019     $1,866
-------------------------------------------------------------------------------------------------------------

Income Applicable to Common Stock.............................        $990      $914     $1,947     $1,785
                                                                  -------------------------------------------

Earnings Per Share:
On Common and Common Equivalent Shares........................       $2.10     $1.86      $4.11      $3.68
Assuming Full Dilution........................................       $2.10     $1.86      $4.11      $3.61
-------------------------------------------------------------------------------------------------------------

(A) Commencing with the first quarter 1997, Citicorp classifies credit card and mortgage loans intended for sale as loans held for sale.

-------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheet                                                         CITICORP and Subsidiaries
-------------------------------------------------------------------------------------------------------------
                                                                                   June 30,      Dec. 31,
(In Millions of Dollars)                                                             1997          1996
-------------------------------------------------------------------------------------------------------------
Assets
Cash and Due from Banks.....................................................     $   7,638     $   6,905
Deposits at Interest with Banks.............................................        12,802        11,648
Securities, at Fair Value
    Available for Sale......................................................        34,704        26,062
    Venture Capital.........................................................         2,153         2,124
Trading Account Assets......................................................        32,475        30,785
Loans Held for Sale (A).....................................................         3,612             -
Federal Funds Sold and Securities Purchased Under Resale Agreements.........        13,651        11,133
Loans, Net
    Consumer................................................................       109,506       111,847
    Commercial..............................................................        69,408        62,765
                                                                                 ----------------------------
Loans, Net of Unearned Income...............................................       178,914       174,612
Allowance for Credit Losses.................................................        (5,782)       (5,503)
                                                                                 ----------------------------
Total Loans, Net............................................................       173,132       169,109
Customers' Acceptance Liability.............................................         2,145         2,077
Premises and Equipment, Net.................................................         4,745         4,667
Interest and Fees Receivable................................................         3,221         3,068
Other Assets................................................................        14,015        13,440
                                                                                 ----------------------------
Total.......................................................................      $304,293      $281,018
-------------------------------------------------------------------------------------------------------------
Liabilities
Non-Interest-Bearing Deposits in U.S. Offices...............................     $  15,904     $  14,867
Interest-Bearing Deposits in U.S. Offices...................................        39,739        40,254
Non-Interest-Bearing Deposits in Offices Outside the U.S....................        11,525         9,891
Interest-Bearing Deposits in Offices Outside the U.S........................       131,522       119,943
                                                                                 ----------------------------
Total Deposits..............................................................       198,690       184,955
Trading Account Liabilities.................................................        23,460        22,003
Purchased Funds and Other Borrowings........................................        24,138        18,191
Acceptances Outstanding.....................................................         2,183         2,104
Accrued Taxes and Other Expense.............................................         5,817         5,992
Other Liabilities...........................................................         8,943         8,201
Long-Term Debt..............................................................        19,653        18,850

Stockholders' Equity
Preferred Stock (Without par value).........................................         1,903         2,078
Common Stock ($1.00 par value)..............................................           506           506
    Issued Shares: 506,298,235 in each period
Surplus.....................................................................         6,557         6,595
Retained Earnings...........................................................        15,766        14,303
Net Unrealized Gains - Securities Available for Sale........................           952           676
Foreign Currency Translation................................................          (547)         (486)
Common Stock in Treasury, at Cost...........................................        (3,728)       (2,950)
    Shares: 48,206,545 and 43,081,217, respectively
                                                                                 ----------------------------
Total Stockholders' Equity..................................................        21,409        20,722
                                                                                 ----------------------------
Total.......................................................................      $304,293      $281,018
-------------------------------------------------------------------------------------------------------------

(A) Commencing with the first quarter 1997, Citicorp classifies credit card and mortgage loans intended for sale as loans held for sale, which are accounted for at the lower of cost or market value.



-------------------------------------------------------------------------------------------------------------
Consolidated Statement of Changes in Stockholders' Equity                          CITICORP and Subsidiaries
-------------------------------------------------------------------------------------------------------------
                                                                                         Six Months
                                                                                -----------------------------
(In Millions of Dollars)                                                            1997           1996
-------------------------------------------------------------------------------------------------------------
Balance at Beginning of Period..............................................       $20,722       $19,581
Redemption of Perpetual Preferred Stock, Series 14..........................          (175)            -
Convertible Preferred Stock, Series 12
    Redemption of Series 12.................................................             -          (590)
    Issuance of Common Stock................................................             -           590
Convertible Preferred Stock, Series 13
    Redemption of Series 13.................................................             -          (403)
    Issuance of Common Stock from Treasury Shares...........................             -         1,066
    Adjustment to Retained Earnings for Treasury Shares Issued..............             -          (663)
Net Income..................................................................         2,019         1,866
Cash Dividends Declared
    Common..................................................................          (484)         (426)
    Preferred...............................................................           (72)          (85)
Change in Net Unrealized Gains on Securities Available for Sale.............           276           165
Foreign Currency Translation................................................           (61)          (32)
Repurchased Common Shares...................................................        (1,228)       (1,498)
Employee Benefit Plans and Other Activity (A)...............................           412           359
                                                                                -----------------------------
Balance at End of Period....................................................       $21,409       $19,930
-------------------------------------------------------------------------------------------------------------

(A) Primarily issuance of common stock (including treasury shares) under employee benefit plans and related amortization and tax benefits.

-------------------------------------------------------------------------------------------------------------
Consolidated Statement of Cash Flows                                               CITICORP and Subsidiaries
-------------------------------------------------------------------------------------------------------------
                                                                                         Six Months
                                                                                -----------------------------
(In Millions of Dollars)                                                            1997           1996
-------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net Income.................................................................         $2,019        $1,866
Adjustments  to  Reconcile  Net  Income  to  Net  Cash  Provided  by  Operating
  Activities:
Provision for Credit Losses................................................            935           973
Depreciation and Amortization of Premises and Equipment....................            377           342
Amortization of Goodwill...................................................             24            24
Provision for Deferred Taxes...............................................            (19)          154
Venture Capital Activity...................................................            (29)           51
Net Gain on Sale of Securities.............................................           (232)         (141)
Changes in Accruals and Other, Net.........................................            842        (2,208)
Net Increase in Loans Held for Sale (A)....................................         (2,499)            -
Net (Increase) Decrease in Trading Account Assets..........................         (1,690)        2,211
Net Increase (Decrease) in Trading Account Liabilities.....................          1,457          (129)
                                                                                -----------------------------
Total Adjustments..........................................................           (834)        1,277
                                                                                -----------------------------
Net Cash Provided by Operating Activities..................................          1,185         3,143
                                                                                -----------------------------
Cash Flows from Investing Activities
Net Increase in Deposits at Interest with Banks............................         (1,154)       (1,526)
Securities - Available for Sale
    Purchases..............................................................        (27,914)      (18,014)
    Proceeds from Sales....................................................         10,646         6,239
    Maturities.............................................................          9,209         7,553
Net  Increase  in Federal  Funds Sold and  Securities  Purchased  Under  Resale
  Agreements...............................................................         (2,518)       (1,776)
Net Increase in Loans (A)..................................................        (58,822)      (66,490)
Proceeds from Sales of Loans and Credit Card Receivables (A)...............         51,663        63,170
Capital Expenditures on Premises and Equipment.............................           (596)         (646)
Proceeds from Sales of Premises and  Equipment,  Subsidiaries  and  Affiliates,
  and OREO.................................................................            660           772
                                                                                -----------------------------
Net Cash Used in Investing Activities......................................        (18,826)      (10,718)
                                                                                -----------------------------
Cash Flows from Financing Activities
Net Increase in Deposits...................................................         13,735         8,652
Net Increase in Federal Funds  Purchased and Securities  Sold Under  Repurchase
  Agreements...............................................................          3,548         1,650
Commercial  Paper and Funds Borrowed with Original  Maturities of Less Than One
  Year
    Proceeds from Issuance.................................................        386,497       338,205
    Repayment..............................................................       (384,017)     (338,625)
Proceeds from Issuance of Long-Term Debt...................................          3,264         2,885
Repayment of Long-Term Debt................................................         (2,816)       (1,934)
Redemption of Preferred Stock..............................................           (175)            -
Proceeds from Issuance of Common Stock.....................................            251           216
Treasury Stock Repurchases.................................................         (1,228)       (1,498)
Dividends Paid.............................................................           (556)         (511)
                                                                                -----------------------------
Net Cash Provided by Financing Activities..................................         18,503         9,040
                                                                                -----------------------------
Effect of Exchange Rate Changes on Cash and Due from Banks.................           (129)         (122)
                                                                                -----------------------------
Net Increase in Cash and Due from Banks....................................            733         1,343
Cash and Due from Banks at Beginning of Period.............................          6,905         5,723
                                                                                -----------------------------
Cash and Due from Banks at End of Period...................................         $7,638        $7,066
-------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
Interest...................................................................         $5,542        $5,861
Income Taxes...............................................................          1,123         1,058
Non-Cash Investing Activities
Transfer from Loans to OREO................................................        $   185       $   252
-------------------------------------------------------------------------------------------------------------

(A) Commencing with the first quarter 1997, Citicorp classifies credit card and mortgage loans intended for sale as loans held for sale.


-------------------------------------------------------------------------------------------------------------
Consolidated Balance
Sheet                                                                         CITIBANK, N.A. and Subsidiaries

-------------------------------------------------------------------------------------------------------------
                                                                                  June 30,       Dec. 31,
(In Millions of Dollars)                                                            1997           1996
-------------------------------------------------------------------------------------------------------------
Assets
Cash and Due from Banks....................................................      $   7,129    $    5,947
Deposits at Interest with Banks............................................         14,089        12,822
Securities, at Fair Value
    Available for Sale.....................................................         30,730        21,784
    Venture Capital........................................................          1,848         1,774
Trading Account Assets.....................................................         27,966        27,259
Federal Funds Sold and Securities Purchased Under Resale Agreements........         10,072         8,181
Loans, Net of Unearned Income..............................................        150,867       143,984
Allowance for Credit Losses................................................         (4,253)       (4,382)
                                                                                -----------------------------
Loans, Net.................................................................        146,614       139,602
Customers' Acceptance Liability............................................          2,146         2,077
Premises and Equipment, Net................................................          3,576         3,538
Interest and Fees Receivable...............................................          2,414         2,121
Other Assets...............................................................          7,913         8,134
                                                                                -----------------------------

Total......................................................................       $254,497      $233,239
-------------------------------------------------------------------------------------------------------------

Liabilities
Non-Interest-Bearing Deposits in U.S. Offices..............................      $  12,997     $  12,826
Interest-Bearing Deposits in U.S. Offices..................................         24,163        23,977
Non-Interest-Bearing Deposits in Offices Outside the U.S...................         11,240         9,605
Interest-Bearing Deposits in Offices Outside the U.S.......................        130,293       118,228
                                                                                -----------------------------
Total Deposits.............................................................        178,693       164,636
Trading Account Liabilities................................................         22,259        20,795
Purchased Funds and Other Borrowings.......................................         15,457        12,334
Acceptances Outstanding....................................................          2,183         2,104
Accrued Taxes and Other Expense............................................          3,669         3,588
Other Liabilities..........................................................          4,994         4,104
Long-Term Debt and Subordinated Notes......................................         10,102         9,380

Stockholder's Equity
Capital Stock ($20.00 par value)...........................................            751           751
Outstanding Shares: 37,534,553 in each period
Surplus....................................................................          7,340         7,120
Retained Earnings..........................................................          8,949         8,426
Net Unrealized Gains - Securities Available for Sale.......................            743           588
Foreign Currency Translation...............................................           (643)         (587)
                                                                                -----------------------------
Total Stockholder's Equity.................................................         17,140        16,298
                                                                                -----------------------------

Total......................................................................       $254,497      $233,239
-------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
OTHER FINANCIAL INFORMATION
--------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
Securities
------------------------------------------------------------------------------------------------------------

                                                        June 30, 1997                 December 31, 1996 (A)
                                        ---------------------------------------------------------------------
                                                      Gross      Gross
                                        Amortized  Unrealized  Unrealized    Fair     Amortized     Fair
(In Millions of Dollars)                   Cost       Gains      Losses      Value       Cost       Value
-------------------------------------------------------------------------------------------------------------

Securities - Available for Sale (B)
U.S. Treasury and Federal Agency....    $  8,917   $     50       $  10   $  8,957    $  4,048   $  4,089
State and Municipal.................       2,591        159          55      2,695       2,327      2,405
Foreign Government..................      16,633      1,300         145     17,788      14,056     14,938
U.S. Corporate......................       1,612         55          66      1,601       1,586      1,588
Other Debt Securities...............       1,316         11           8      1,319       1,129      1,129
Equity Securities (C)...............       2,141        235          32      2,344       1,870      1,913
                                        ---------------------------------------------------------------------
                                         $33,210     $1,810        $316    $34,704     $25,016    $26,062
                                        ---------------------------------------------------------------------
Venture Capital (D) ................           -          -           -     $2,153           -     $2,124
-------------------------------------------------------------------------------------------------------------
Securities Available for Sale Include:
    Mortgage-Backed Securities......        $978         $8          $5       $981      $1,064     $1,068
    Government of Brazil Brady Bonds       1,369      1,018           -      2,387       1,463      2,335
    Government of Venezuela Brady Bonds      563          -          40        523         563        482
-------------------------------------------------------------------------------------------------------------

(A)  At December  31,  1996,  gross  unrealized  gains and losses on  securities available for sale totaled $1,438 million and $392 million, respectively.
(B)  Securities  available  for sale held by equity  method  affiliates  are not included  in the  table.  Citicorp's  share of gross  unrealized  gains and losses  related to those  securities at June 30, 1997 was $1 million and $3
     million,   respectively,   and   is   included   in  the   net   unrealized
     gains-securities  available for sale component of stockholders' equity, net of  applicable  taxes.  At December  31,  1996,  Citicorp's  share of gross unrealized  gains and losses related to securities  available for sale held by equity method affiliates was $9 million and $4 million, respectively.
(C)  Equity securities  available for sale include certain  nonmarketable equity securities which are carried at cost. At June 30, 1997, the carrying amount of those securities was $1,044 million (reported in both the amortized cost and fair value columns) and the fair value was $1,088 million.
(D)  For the six months ended June 30, 1997,  net gains on  investments  held by venture capital  subsidiaries  totaled $266 million,  of which $138 million
     and  $46   million   represented   gross   unrealized   gains  and  losses,
     respectively.  For the six  months  ended  June  30,  1996,  net  gains  on investments held by venture capital  subsidiaries  totaled $145 million, of which $121 million and $90 million  represented  gross unrealized gains and losses, respectively.

--------------------------------------------------------------------------------
Trading Account Assets and Liabilities
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
                                                                                  June 30,       Dec. 31,
(In Millions of Dollars)                                                            1997           1996
-------------------------------------------------------------------------------------------------------------
Trading Account Assets
Trading Account Securities.................................................       $15,539       $13,290
Derivative and Foreign Exchange Contracts (A) (B)..........................        16,936        17,495
                                                                                -----------------------------
                                                                                  $32,475       $30,785
-------------------------------------------------------------------------------------------------------------
Trading Account Liabilities
Securities Sold, Not Yet Purchased.........................................        $4,832      $  4,036
Derivative and Foreign Exchange Contracts (A) (B)..........................        18,628        17,967
                                                                                -----------------------------
                                                                                  $23,460       $22,003
-------------------------------------------------------------------------------------------------------------

(A)  Net of master netting  agreements.  In addition,  the asset balance at June
     30, 1997 is reduced by $50 million of credit loss reserves. See page 28 for additional explanation.
(B) Deferred revenue on derivative and foreign exchange contracts, which is reported in Other Liabilities and attributable to ongoing costs such as servicing and credit considerations, totaled $343 million and $310 million at June 30, 1997 and December 31, 1996, respectively.

-------------------------------------------------------------------------------
Trading and End-User Derivative and Foreign Exchange Contracts
--------------------------------------------------------------------------------

The table below presents the aggregate notional principal amounts of Citicorp's outstanding derivative and foreign exchange contracts at June 30, 1997 and December 31, 1996, along with the related balance sheet credit exposure. Additional information concerning Citicorp's derivative and foreign exchange products and activities, including a description of accounting policies, and credit and market risk management process is provided in the 1996 Annual Report and Form 10-K.

-------------------------------------------------------------------------------------------------------------
                                                                        Notional           Balance Sheet
                                                                   Principal Amounts    Credit Exposure (A)
-------------------------------------------------------------------------------------------------------------
                                                                  -------------------------------------------
                                                                  June 30,   Dec. 31,   June 30,   Dec. 31,
(In Billions of Dollars)                                            1997       1996       1997       1996
-------------------------------------------------------------------------------------------------------------
Interest Rate Products........................................     $1,105.5  $1,088.5     $9.0    $  10.7
Foreign Exchange Products.....................................      1,632.6   1,397.0     24.4       21.1
Equity Products...............................................         45.7      22.2      1.1        0.7
Commodity Products............................................         15.4      12.5      0.6        0.5
Credit Derivative Products....................................          2.0       1.9      -          -
                                                                                       ----------------------
                                                                                          35.1       33.0
Effects of Master Netting Agreements(B).......................                           (18.1)     (15.5)
                                                                                       ----------------------
                                                                                         $17.0    $  17.5
-------------------------------------------------------------------------------------------------------------

(A) Amounts do not reflect credit loss reserves attributable to derivative and foreign exchange contracts.
(B) Master netting agreements mitigate credit risk by permitting the offset of amounts due from and to individual counterparties in the event of counterparty default.


The tables below and on page 38 provide data on the notional principal amounts and maturities of end-user (non-trading) derivatives, along with additional data on end-user interest rate swaps and net purchased option positions at the end of the second quarter of 1997.

--------------------------------------------------------------------------------
End-User Interest Rate and Foreign Exchange
Contracts
--------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
                          Notional Principal Amounts (A)         Percentage of June 30, 1997 Amount Maturing
-------------------------------------------------------------------------------------------------------------
                                     ------------------------------------------------------------------------
                                     June 30,  Dec. 31,   Within   1 to     2 to    3 to     4 to    After
(In Billions of Dollars)               1997      1996     1 Year  2 Years 3 Years  4 Years 5 Years  5 Years
-------------------------------------------------------------------------------------------------------------
Interest Rate Products
Futures Contracts................      $37.8   $  23.4      71%      22%      6%       1%     -%       -%
Forward Contracts................        3.8       3.6      95        5       -        -       -        -
Swap Agreements..................      110.5     111.9      29       23      13        9       9       17
Option Contracts.................       38.8      71.4      83        9       5        -       1        2
Foreign Exchange Products
Futures and Forward Contracts....       74.3      60.9      95        4       -        -       1        -
Cross-Currency Swaps.............        2.8       2.9      10       11      22       16      26       15
-------------------------------------------------------------------------------------------------------------

(A)  Includes third-party and intercompany contracts.

-------------------------------------------------------------------------------------------------------------
End-User Interest Rate Swaps and Net Purchased Options as of June 30, 1997
-------------------------------------------------------------------------------------------------------------
                                                   Remaining Contracts Outstanding at June 30,  --  Notional
                                                                                           Principal Amounts
-------------------------------------------------------------------------------------------------------------
(In Billions of Dollars)                                   1997    1998     1999    2000     2001     2002
-------------------------------------------------------------------------------------------------------------
Receive Fixed Swaps..................................      $83.1    $65.6   $47.5    $34.0   $24.2    $15.3
Weighted-Average Fixed Rate..........................        6.5%     6.6%    6.7%     6.6%    6.8%     6.9%
Pay Fixed Swaps......................................      $13.2     $7.4    $5.7     $4.3    $3.9     $3.5
Weighted-Average Fixed Rate..........................        6.8%     6.9%    7.1%     7.1%    7.1%     7.1%
Basis Swaps..........................................      $14.2     $5.5    $0.3     $0.3    $0.2     $0.2
Purchased Caps (Including Collars)...................      $19.6     $4.4    $1.4      -       -        -
Weighted-Average Cap Rate Purchased..................        6.0%     6.8%    7.3%     -       -        -
Purchased Floors.....................................       $1.5     $0.1    $0.1     $0.1    $0.1     $0.1
Weighted-Average Floor Rate Purchased................        5.8%     5.8%    5.8%     5.8%    5.8%     5.8%
Written Floors Related to Purchased Caps (Collars)...       $0.2     $0.2    $0.2      -       -        -
Weighted-Average Floor Rate Written..................        8.2%     8.2%    8.2%     -       -        -
Written Caps Related to Other Purchased Caps (A) ....      $17.5     $1.8    $1.2     $1.0    $0.9     $0.4
Weighted-Average Cap Rate Written....................        6.2%     7.6%    8.6%     8.4%    8.3%     9.8%
-------------------------------------------------------------------------------------------------------------

Three-Month Forward LIBOR Rates (B)..................        5.8%     6.3%    6.6%     6.8%    6.9%     7.1%
-------------------------------------------------------------------------------------------------------------

(A) Includes written options related to purchased options embedded in other financial instruments.
(B)  Represents the implied forward yield curve for three-month LIBOR as of June
     30, 1997, provided for reference.

-------------------------------------------------------------------------------------------------------------
Cash-Basis, Renegotiated, and Past Due Loans   (A)
-------------------------------------------------------------------------------------------------------------
                                                                    June 30,      Dec. 31,       June 30,
(In Millions of Dollars)                                              1997          1996           1996
-------------------------------------------------------------------------------------------------------------
Commercial Cash-Basis Loans
Collateral-Dependent (at Lower of Cost or Collateral Value) (B)        $274          $263       $   677
Other.......................................................            643           642           677
                                                                  -------------------------------------------
Total.......................................................           $917          $905        $1,354
-------------------------------------------------------------------------------------------------------------

Commercial Cash-Basis Loans
In U.S. Offices.............................................           $302          $292       $   854
In Offices Outside the U.S..................................            615           613           500
                                                                  -------------------------------------------
Total.......................................................           $917          $905        $1,354
-------------------------------------------------------------------------------------------------------------

Commercial Renegotiated Loans
In U.S. Offices.............................................           $243          $264          $266
In Offices Outside the U.S..................................             52            57            69
                                                                  -------------------------------------------
Total.......................................................           $295          $321          $335
-------------------------------------------------------------------------------------------------------------

Consumer Loans on which Accrual of Interest had been Suspended
In U.S. Offices (C).........................................        $   978        $1,116        $1,340
In Offices Outside the U.S..................................          1,058         1,071         1,205
                                                                  -------------------------------------------
Total.......................................................         $2,036        $2,187        $2,545
-------------------------------------------------------------------------------------------------------------

Accruing Loans 90 or More Days Delinquent (D)
In U.S. Offices (C).........................................           $555       $   696       $   568
In Offices Outside the U.S..................................            427           422           490
                                                                  -------------------------------------------
Total.......................................................           $982        $1,118        $1,058
-------------------------------------------------------------------------------------------------------------

(A)  For a discussion of risks in the consumer loan  portfolio and of commercial cash-basis loans, see pages 10 and 14, respectively.
(B)  A cash-basis  loan is defined as  collateral  dependent  when  repayment is expected to be provided  solely by the underlying  collateral and there are no other  available and reliable  sources of  repayment,  in which case the loans are written down to the lower of cost or collateral value.
(C)  Excludes $9 million of consumer loans on which accrual of interest had been suspended  and $30  million of  accruing  loans 90 or more days  delinquent related to loans held for sale.
(D)  Includes  Consumer loans of $937 million,  $1.0 billion and $944 million at
     June 30, 1997, December 31, 1996, and June 30, 1996, respectively, of which
     $215  million,   $239  million,   and  $237  million,   respectively,   are
     government-guaranteed student loans.

-------------------------------------------------------------------------------------------------------------
Other Real Estate Owned (OREO) and Assets Pending Disposition     (A)
-------------------------------------------------------------------------------------------------------------
                                                                    June 30,      Dec. 31,       June 30,
(In Millions of Dollars)                                              1997          1996           1996
-------------------------------------------------------------------------------------------------------------

Consumer OREO.................................................         $362       $   452       $   497
Commercial OREO...............................................          482           614           528
                                                                  -------------------------------------------
Total.........................................................         $844        $1,066        $1,025
-------------------------------------------------------------------------------------------------------------

Assets Pending Disposition (B)................................          $72          $160          $180
-------------------------------------------------------------------------------------------------------------

(A)  Carried at lower of cost or collateral value.
(B) Represents consumer residential mortgage loans that have a high probability of foreclosure.

------------------------------------------------------------------------------------------------------------
Details of Credit Loss Experience
------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
                                                    2nd Qtr.    1st Qtr.   4th Qtr.    3rd Qtr.   2nd Qtr.
(In Millions of Dollars)                              1997        1997       1996        1996       1996
-------------------------------------------------------------------------------------------------------------

Allowance for Credit Losses at Beginning of Period   $5,766      $5,503     $5,460      $5,424     $5,390
                                                   ----------------------------------------------------------

Provision for Credit Losses....................         512         423        504         449        479
                                                   ----------------------------------------------------------

Gross Credit Losses
Consumer
In U.S. Offices................................         381         344        356         328        311
In Offices Outside the U.S.....................         221         219        216         222        222
Commercial
In U.S. Offices................................           9           3         14          15         14
In Offices Outside the U.S.....................          29          36         71          38         62
                                                   ----------------------------------------------------------
                                                        640         602        657         603        609
                                                   ----------------------------------------------------------
Credit Recoveries
Consumer
In U.S. Offices................................          55          48         55          54         61
In Offices Outside the U.S.....................          59          56         62          56         52
Commercial
In U.S. Offices................................          31          29         69          16         36
In Offices Outside the U.S.....................           8          71         17          78         31
                                                   ----------------------------------------------------------

                                                        153         204        203         204        180
                                                   ----------------------------------------------------------

Net Credit Losses
In U.S. Offices................................         304         270        246         273        228
In Offices Outside the U.S.....................         183         128        208         126        201
                                                   ----------------------------------------------------------
                                                        487         398        454         399        429
                                                   ----------------------------------------------------------

Other (A) .....................................          (9)        238         (7)        (14)       (16)
                                                   ----------------------------------------------------------

Allowance for Credit Losses at End of Period...      $5,782      $5,766     $5,503      $5,460     $5,424
-------------------------------------------------------------------------------------------------------------

Net Consumer Credit Losses (B).................        $488        $459       $455        $440       $420
As a Percentage of Average Consumer Loans (B)..        1.82%       1.75%      1.68%       1.64%      1.62%

Net Commercial Credit (Recoveries) Losses......         ($1)       ($61)       ($1)       ($41)        $9
As a Percentage of Average Commercial Loans....          NM          NM         NM           NM      0.06%
-------------------------------------------------------------------------------------------------------------

(A)  Primarily  includes net  transfers  (to) from the Reserves for  Off-Balance
     Sheet  Credit  Exposures  and foreign  currency  translation  effects.  See footnote (A) on page 28 for a discussion of the change in the apportionment and display of credit loss reserves in the first quarter of 1997.
(B)  Commencing with the 1997 first quarter,  reflects the  reclassification  of credit card and  mortgage  loans  intended  for sale as loans held for sale with net credit losses charged to other revenue.
NM   Not meaningful, as net recoveries result in a negative percentage.


-------------------------------------------------------------------------------------------------------------
Calculation of Earnings Per Share
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
                                                                       On Common
                                                                       and Common
(In Millions, except Per Share Amounts)                            Equivalent Shares       Assuming Full
                                                                                             Dilution
-------------------------------------------------------------------------------------------------------------

Second Quarter                                                      1997       1996       1997       1996
-------------------------------------------------------------------------------------------------------------

Income Applicable to Common Stock.............................       $990      $914       $990       $914
-------------------------------------------------------------------------------------------------------------
Shares
Weighted-Average Common Shares Outstanding....................       458.5     476.9      458.5      476.9
Common Equivalent Shares (A)..................................        12.6      14.9       13.3       15.2
                                                                  -------------------------------------------
Total.........................................................       471.1     491.8      471.8      492.1
-------------------------------------------------------------------------------------------------------------

Earnings Per Share (C)........................................       $2.10     $1.86      $2.10      $1.86
-------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------
Six Months
------------------------------------------------------------------

Earnings
Income Applicable to Common Stock.............................     $1,947    $1,785     $1,947     $1,785
Dividends on Convertible Preferred
  Stock, Series 12 and Series 13 (B)..........................          -         -          -          5
                                                                  -------------------------------------------
Income Applicable to Common Stock, Adjusted...................     $1,947    $1,785     $1,947     $1,790
-------------------------------------------------------------------------------------------------------------
Shares
Weighted-Average Common Shares Outstanding (B)................       460.0     470.2      460.0      470.2
Convertible Preferred Stock, Series 12 and Series 13 (B)......         -         -          -         10.5
Common Equivalent Shares (A)..................................        13.6      15.0       14.0       15.8
                                                                  -------------------------------------------
Total.........................................................       473.6     485.2      474.0      496.5
-------------------------------------------------------------------------------------------------------------

Earnings Per Share (C)........................................       $4.11     $3.68      $4.11      $3.61
-------------------------------------------------------------------------------------------------------------

(A) Includes the dilutive effect of stock options and stock purchase agreements computed using the treasury stock method and shares issuable under deferred stock awards.
(B)  During  the first  quarter of 1996,  the  remaining  Convertible  Preferred
     Stock, Series 12 and 13 were converted to 59.0 million shares of common stock. The shares are included in the fully diluted computation on an if-converted basis up to conversion dates, and from conversion dates forward these shares are included in weighted-average common shares outstanding.
(C) In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." The statement establishes new standards for computing and presenting earnings per share ("EPS"). It replaces the presentation of primary EPS with basic
     EPS and the  presentation  of fully  diluted EPS with diluted EPS. SFAS No.
     128 will be effective for year-end 1997. Under the new standard, basic EPS would have been $2.16 and $1.92 and diluted EPS would have been $2.10 and $1.86 for the second quarters of 1997 and 1996, respectively. Basic EPS would have been $4.23 and $3.80 and diluted EPS would have been $4.11 and $3.61 for the 1997 and 1996 six months, respectively.


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


-------------------------------------------------------------------------------------------------------------
Countries with Cross-Border Outstandings Exceeding 1% of Total Assets (A) (B)
-------------------------------------------------------------------------------------------------------------


                               Cross-Border Claims on Third      Investments in     Total Outstandings
                                         Parties                     and
                           ----------------------------------     Funding of    --------------------------
                                      Public  Private               Local          June 30,     Dec. 31,
(In Billions of Dollars)     Banks    Sector  Sector  Total       Citicorp          1997      1996 (C)(D)
                                                        (C)       Franchises
-------------------------------------------------------------------------------------------------------------

Brazil....................     $0.4     $1.4     $0.8    $2.6         $1.7              $4.3         $4.9
United Kingdom............      1.3      0.9      2.0     4.2          -                 4.2          4.0
Germany...................      1.3      0.5      0.3     2.1          1.1               3.2          2.3
Mexico....................      -        2.0      0.7     2.7          0.4               3.1          2.9
-------------------------------------------------------------------------------------------------------------

(A)  Legally binding cross-border commitments (not included in the table above), including  irrevocable  letters of credit and commitments to extend credit, after  adjustments  to  assign  externally  guaranteed  commitments  to the country of the guarantor,  amounted to $9.1 billion in the United  Kingdom,
     $1.8 billion in Germany, $0.1 billion in Brazil, and less than $0.1 billion in Mexico at June 30, 1997.
(B)  At June 30, 1997, total cross-border outstandings in France ($2.8 billion),
     Switzerland ($2.4 billion), and Japan ($2.3 billion) were between 0.75% and
     1.0% of total  assets.  At December  31,  1996,  under the FFIEC's  revised cross-border  reporting  guidelines,  such countries were Switzerland ($2.5 billion), Germany ($2.3 billion), and Japan ($2.1 billion).
(C)  At June 30,  1997 and  December  31,  1996,  cross-border  claims  on third parties  included  revaluation  gains on foreign  exchange  and  derivative products net of the effects of master  netting  agreements  of $1.3 billion and $0.6  billion in Germany,  $0.8  billion and $1.0 billion in the United
     Kingdom,  respectively,  and less than $0.1 billion for each period in each of Mexico and Brazil.
(D)  Restated  to  conform  to  the  FFIEC's  revised   cross-border   reporting
     guidelines.




-------------------------------------------------------------------------------------------------------------
Cross-Border Claims on Third Parties
-------------------------------------------------------------------------------------------------------------
                                                                 Public     Private    June 30,   Dec. 31,
(In Billions of Dollars)                              Banks      Sector     Sector       1997      1996(A)
-------------------------------------------------------------------------------------------------------------
Western/Eastern Europe, Japan, and Canada....         $10.8        $4.1       $9.0       $23.9      $20.6
Latin America................................           0.8         5.0        3.9         9.7        9.7
Asia/Middle East.............................           1.8         0.1        2.9         4.8        4.9
Other........................................           0.3         0.5        0.5         1.3        1.3
                                                   ----------------------------------------------------------
Total (B)....................................         $13.7        $9.7      $16.3       $39.7      $36.5
-------------------------------------------------------------------------------------------------------------

(A)  Restated  to  conform  to  the  FFIEC's  revised   cross-border   reporting
     guidelines.
(B)  Includes  investments  in  affiliates  of $1.4 billion at June 30, 1997 and
     December 31, 1996.


------------------------------------------------------------------------------------------------------------------------------------
Average Balances and Interest Rates (Taxable Equivalent Basis) (A) (B)
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                           Average Volume    Interest Revenue/Expense               % Average Rate
                                              ---------------------------   -------------------------   ---------------------------
                                              2nd Qtr.  1st Qtr. 2nd Qtr.  2nd Qtr.  1st Qtr. 2nd Qtr.  2nd Qtr.  1st Qtr. 2nd Qtr.
(In Millions of Dollars)                          1997      1997     1996      1997      1997     1996      1997      1997     1996
------------------------------------------------------------------------------------------------------------------------------------
Loans (Net of Unearned Income) (C)
Consumer Loans
     In U.S. Offices.....................    $  55,556 $  55,229 $52,942     $1,444    $1,407   $1,400     10.43     10.33     10.64
     In Offices Outside the U.S. (D).....       51,876    51,208  51,110      1,604     1,577    1,607     12.40     12.49     12.65
                                             ----------------------------------------------------------
Total Consumer Loans.....................      107,432   106,437  104,052     3,048     2,984    3,007     11.38     11.37     11.62
                                             ----------------------------------------------------------
Commercial Loans
     In U.S. Offices
         Commercial and Industrial.......       10,460     9,258    8,938       221       202      212      8.47      8.85      9.54
         Mortgage and Real Estate........        2,882     2,973    4,515        68        59       81      9.46      8.05      7.22
         Loans to Financial Institutions.          616       609      456        13        14        9      8.46      9.32      7.94
         Lease Financing.................        3,049     2,963    3,214        54        44       54      7.10      6.02      6.76
     In Offices Outside the U.S. (D).....       49,391    46,134   43,079     1,314     1,252    1,177     10.67     11.01     10.99
                                             ----------------------------------------------------------
Total Commercial Loans...................       66,398    61,937   60,202     1,670     1,571    1,533     10.09     10.29     10.24
                                             ----------------------------------------------------------
Total Loans..............................      173,830   168,374  164,254     4,718     4,555    4,540     10.89     10.97     11.12
                                             ----------------------------------------------------------
Federal Funds Sold and Resale Agreements
In U.S. Offices..........................        7,534     7,827   10,382        99       100      133      5.27      5.18      5.15
In Offices Outside the U.S. (D)..........        5,025     5,412    3,525       104       112      113      8.30      8.39     12.89
                                             ----------------------------------------------------------
Total....................................       12,559    13,239   13,907       203       212      246      6.48      6.49      7.11
                                             ----------------------------------------------------------
Securities, At Fair Value
In U.S. Offices
     Taxable.............................       11,087     8,555    7,243       141       102       88      5.10      4.84      4.89
     Exempt from U.S. Income Tax.........        2,676     2,512    1,640        43        41       25      6.45      6.62      6.13
In Offices Outside the U.S. (D)..........       20,538    18,665   14,247       424       389      332      8.28      8.45      9.37
                                             ----------------------------------------------------------
Total....................................       34,301    29,732   23,130       608       532      445      7.11      7.26      7.74
                                             ----------------------------------------------------------
Trading Account Assets (E)
In U.S. Offices..........................        4,768     4,936    5,492        70        70       81      5.89      5.75      5.93
In Offices Outside the U.S. (D)..........       10,075     9,411   11,566       203       174      240      8.08      7.50      8.35
                                             ----------------------------------------------------------
Total....................................       14,843    14,347   17,058       273       244      321      7.38      6.90      7.57
                                             ----------------------------------------------------------
Loans Held for Sale, In U.S. Offices.....        3,414     3,123        -       107       105        -     12.57     13.64        -
Deposits at Interest with Banks (D)......       13,669    13,366   12,213       245       224      207      7.19      6.80      6.82
                                             ----------------------------------------------------------
Total Interest-Earning Assets............      252,616   242,181  230,562    $6,154    $5,872   $5,759      9.77      9.83     10.05
                                                                          ----------------------------------------------------------
Non-Interest-Earning Assets (E)..........       40,464    42,837   37,565
                                             -----------------------------
Total Assets.............................     $293,080  $285,018 $268,127
------------------------------------------------------------------------------------------------------------------------------------
Deposits
In U.S. Offices
     Savings Deposits....................    $  26,820 $  26,801 $ 25,826    $  197   $   191   $  185      2.95      2.89      2.88

     Other Time Deposits.................       12,677    12,501   12,549       147       139      165      4.65      4.51      5.29
In Offices Outside the U.S. (D)..........      128,899   122,337  113,763     2,077     1,899    1,818      6.46      6.30      6.43
                                             ----------------------------------------------------------
Total....................................      168,396   161,639  152,138     2,421     2,229    2,168      5.77      5.59      5.73
                                             ----------------------------------------------------------
Trading Account Liabilities (E)
In U.S. Offices..........................        2,348     2,030    2,720        34        27       41      5.81      5.39      6.06
In Offices Outside the U.S. (D)..........        2,491     2,448    2,339        42        46       18      6.76      7.62      3.10
                                             ----------------------------------------------------------
Total....................................        4,839     4,478    5,059        76        73       59      6.30      6.61      4.69
                                             ----------------------------------------------------------
Purchased Funds and Other Borrowings
In U.S. Offices..........................       16,193    14,113   15,739       252       210      243      6.24      6.03      6.21
In Offices Outside the U.S. (D)..........        7,687     7,047    6,196       175       228      214      9.13     13.12     13.89
                                             ----------------------------------------------------------
Total....................................       23,880    21,160   21,935       427       438      457      7.17      8.39      8.38
                                             ----------------------------------------------------------
Long-Term Debt
In U.S. Offices..........................       14,780    14,839   14,815       226       215      230      6.13      5.88      6.24
In Offices Outside the U.S. (D)..........        4,920     4,346    4,345       128        98      109     10.44      9.15     10.09
                                             ----------------------------------------------------------
Total....................................       19,700    19,185   19,160       354       313      339      7.21      6.62      7.12
                                             ----------------------------------------------------------
Total Interest-Bearing Liabilities.......      216,815   206,462  198,292    $3,278    $3,053   $3,023      6.06      6.00      6.13
                                                                          ----------------------------------------------------------
Demand Deposits in U.S. Offices..........       10,751    10,801   12,035
Other Non-Interest-Bearing Liabilities (E)      44,678    47,008   38,009
Total Stockholders' Equity...............       20,836    20,747   19,791
                                             -----------------------------
Total Liabilities and Stockholders' Equity    $293,080  $285,018 $268,127
------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST REVENUE AS A PERCENTAGE
  OF AVERAGE INTEREST-EARNING ASSETS
In U.S. Offices (F)......................     $102,512  $ 98,047 $ 94,881    $1,257    $1,232   $1,135      4.92      5.10      4.81
In Offices Outside the U.S. (F)..........      150,104   144,134  135,681     1,619     1,587    1,601      4.33      4.47      4.75
                                             ----------------------------------------------------------
Total....................................     $252,616  $242,181 $230,562    $2,876    $2,819   $2,736      4.57      4.72      4.77
------------------------------------------------------------------------------------------------------------------------------------

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



-----------------------------------------------------------------------------------------------------------------------------------
Average Balances and Interest Rates (Taxable Equivalent Basis) (A) (B)
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                               Average Volume Interest Rev./Exp.     % Average Rate
                                                                          6 Months   6 Months 6 Months  6 Months  6 Months 6 Months
(In Millions of Dollars)                                                       1997      1996     1997      1996      1997     1996
------------------------------------------------------------------------------------------------------------------------------------
Loans (Net of Unearned Income) (C)
Consumer Loans
     In U.S. Offices...................................................   $  55,393 $  53,160  $ 2,851   $ 2,869     10.38     10.85
     In Offices Outside the U.S. (D)...................................      51,542    50,810    3,181     3,210     12.45     12.70
                                                                          ---------------------------------------
Total Consumer Loans...................................................     106,935   103,970    6,032     6,079     11.38     11.76
                                                                          ---------------------------------------
Commercial Loans
     In U.S. Offices
         Commercial and Industrial.....................................       9,859     9,179      423       424      8.65      9.29
         Mortgage and Real Estate......................................       2,927     4,552      127       163      8.75      7.20
         Loans to Financial Institutions...............................         613       453       27        14      8.88      6.21
         Lease Financing...............................................       3,006     3,216       98       106      6.57      6.63
     In Offices Outside the U.S. (D)...................................      47,762    42,240    2,566     2,313     10.83     11.01
                                                                          ---------------------------------------
Total Commercial Loans.................................................      64,167    59,640    3,241     3,020     10.19     10.18
                                                                          ---------------------------------------
Total Loans............................................................     171,102   163,610    9,273     9,099     10.93     11.18
                                                                          ---------------------------------------
Federal Funds Sold and Resale Agreements
In U.S. Offices........................................................       7,681    10,161      199       260      5.22      5.15
In Offices Outside the U.S. (D)........................................       5,218     3,457      216       242      8.35     14.08
                                                                          ---------------------------------------
Total..................................................................      12,899    13,618      415       502      6.49      7.41
                                                                          ---------------------------------------
Securities, At Fair Value
In U.S. Offices
     Taxable...........................................................       9,821     7,076      243       166      4.99      4.72
     Exempt from U.S. Income Tax.......................................       2,594     1,618       84        51      6.53      6.34
In Offices Outside the U.S. (D)........................................      19,602    13,238      813       615      8.36      9.34
                                                                          ---------------------------------------
Total..................................................................      32,017    21,932    1,140       832      7.18      7.63
                                                                          ---------------------------------------
Trading Account Assets (E)
In U.S. Offices........................................................       4,852     6,180      140       176      5.82      5.73
In Offices Outside the U.S. (D)........................................       9,743    12,351      377       531      7.80      8.65
                                                                          ---------------------------------------
Total..................................................................      14,595    18,531      517       707      7.14      7.67
                                                                          ---------------------------------------
Loans Held for Sale, In U.S. Offices...................................       3,269         -      212         -     13.08        -
Deposits at Interest with Banks (D)....................................      13,517    11,916      469       403      7.00      6.80
                                                                          ---------------------------------------
Total Interest-Earning Assets..........................................     247,399   229,607  $12,026   $11,543      9.80     10.11
                                                                                              --------------------------------------
Non-Interest-Earning Assets (E)........................................      41,650    38,622
                                                                          --------------------
Total Assets...........................................................    $289,049  $268,229
------------------------------------------------------------------------------------------------------------------------------------
Deposits
In U.S. Offices
     Savings Deposits..................................................   $  26,811 $  25,587   $  388    $  376      2.92      2.96
     Other Time Deposits...............................................      12,589    12,605      286       319      4.58      5.09
In Offices Outside the U.S. (D)........................................     125,618   113,700    3,976     3,659      6.38      6.47
                                                                          ---------------------------------------
Total..................................................................     165,018   151,892    4,650     4,354      5.68      5.76
                                                                          ---------------------------------------
Trading Account Liabilities (E)
In U.S. Offices........................................................       2,189     2,807       61        82      5.62      5.87
In Offices Outside the U.S. (D)........................................       2,470     2,113       88        56      7.18      5.33
                                                                          ---------------------------------------
Total..................................................................       4,659     4,920      149       138      6.45      5.64
                                                                          ---------------------------------------
Purchased Funds and Other Borrowings
In U.S. Offices........................................................      15,153    16,024      462       503      6.15      6.31
In Offices Outside the U.S. (D)........................................       7,367     6,054      403       445     11.03     14.78
                                                                          ---------------------------------------
Total..................................................................      22,520    22,078      865       948      7.75      8.63
                                                                          ---------------------------------------
Long-Term Debt
In U.S. Offices........................................................      14,809    14,675      441       464      6.01      6.36
In Offices Outside the U.S. (D)........................................       4,633     4,176      226       210      9.84     10.11
                                                                          ---------------------------------------
Total..................................................................      19,442    18,851      667       674      6.92      7.19
                                                                          ---------------------------------------

Total Interest-Bearing Liabilities.....................................     211,639   197,741   $6,331    $6,114      6.03      6.22
                                                                                              --------------------------------------
Demand Deposits in U.S. Offices........................................      10,776    12,249
Other Non-Interest-Bearing Liabilities (E).............................      45,843    38,479
Total Stockholders' Equity.............................................      20,791    19,760
                                                                          --------------------
Total Liabilities and Stockholders' Equity.............................    $289,049  $268,229
------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST REVENUE AS A PERCENTAGE
  OF AVERAGE INTEREST-EARNING ASSETS
In U.S. Offices (F)....................................................    $100,280  $ 95,659   $2,489    $2,281      5.01      4.80
In Offices Outside the U.S. (F)........................................     147,119   133,948    3,206     3,148      4.39      4.73
                                                                          ---------------------------------------
Total..................................................................    $247,399  $229,607   $5,695    $5,429      4.64      4.75
------------------------------------------------------------------------------------------------------------------------------------

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





For the Quarterly Period     Commission file number 1-5738

Ended June 30, 1997

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


Yes       X            No


Citicorp Common Stock..................                              458,091,690
($1.00 Par Value)                          (Shares Outstanding on June 30, 1997)

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


Part I Financial Information                                                Page


  Item 1 - Consolidated Financial Statements

           Consolidated Financial Statements, Schedules, and Statistics


           Statement of Income for the Quarter and Six Months Ended
           June 30, 1997 and 1996.............................................31

           Balance Sheet as of
           June 30, 1997 and December 31, 1996................................32

           Statement of Cash Flows for the Six Months Ended
           June 30, 1997 and 1996.............................................34
 .
           Calculation of Earnings Per Share..................................41


  Item 2 - Management's Discussion and Analysis of Financial Condition and
             Results of Operations..........................................1-30


Part II Other Information


        Item 4 - Submission of Matters to a Vote of Security Holders..........47


        Item 6 - Exhibits and Reports on Form 8-K.............................47


        Signatures............................................................49


In the opinion of the management of Citicorp, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the six months ended June 30, 1997 and 1996 have been included.

Item 4 -       Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

At the annual meeting of stockholders of Citicorp held on April 9, 1997 the following matters were voted onby the stockholders:

        1. The election of directors of Citicorp to hold office until the 1998 annual meeting and until the election and qualification of their successors. Each nominee was elected to the Board of Directors of Citicorp by votes cast as follows:

----------------------------- ------------------- -------------------- ------------------- -------------------
                                                                                   Broker
        Name                                 For             Withheld           Non-Votes
                                                                                                   Abstentions
----------------------------- ------------------- -------------------- ------------------- -------------------

        D. Wayne Calloway            395,856,121            1,968,082                   0               6,325
        Paul J. Collins              395,788,198            2,036,005                   0               6,325
        Kenneth T. Derr              395,935,111            1,889,092                   0               6,325
        John M. Deutch               395,958,350            1,865,853                   0               6,325
        Reuben Mark                  395,985,215            1,838,988                   0               6,325
        Richard D. Parsons           388,474,971            9,349,232                   0               6,325
        John S. Reed                 395,877,256            1,946,947                   0               6,325
        William R. Rhodes            395,863,478            1,960,725                   0               6,325
        Rozanne L. Ridgway           395,861,225            1,962,978                   0               6,325
        H. Onno Ruding               395,906,264            1,917,939                   0               6,325
        Robert B. Shapiro            395,989,264            1,834,341                   0               6,325
        Frank A. Shrontz             395,908,929            1,915,274                   0               6,325
        Franklin A. Thomas           395,865,661            1,958,542                   0               6,325
        Edgar  S.   Woolard,         395,936,575            1,887,628                   0               6,325
        Jr.
----------------------------- ------------------- -------------------- ------------------- -------------------

   On July 14, 1997, the Board of Directors appointed Alain J. P. Belda, President and Chief Operating Officer of Aluminum Company of America, to the Board of Directors.

   2. The approval of the 1997 Stock Incentive Plan which permits Citicorp to make stock incentive awards to certain officers or other employees of Citicorp or entities in which Citicorp has a controlling or significant equity interest, subject to a maximum amount subject to awards under the plan in any year. The approval of the 1997 Stock Incentive Plan was ratified by votes of 236,961,582 for, 100,760,099 against, 58,485,626 broker non-votes, and 1,623,221 abstentions.

   3. The selection of KPMG Peat Marwick as independent auditors of Citicorp. The selection of KPMG Peat Marwick was ratified by votes of 384,526,217 for, 10,397,131 against, 2,040,402 broker non-votes, and
      866,778 abstentions.

   4. A stockholder proposal relating to cumulative voting for directors. Such proposal was defeated by votes of 225,752,994 against, 108,612,826 for, 60,677,569 broker non-votes, and 2,787,139 abstentions.

   5. A stockholder proposal relating to the appointment of a President and Chief Operating Officer. Such proposal was defeated by votes of 318,293,842 against, 14,061,182 for, 60,633,413 broker non-votes, and
      4,842,091 abstentions.


Item 6 -       Exhibits and Reports on Form 8-K


        a)      Exhibit 27. Financial Data Schedule.

        b)      Reports on Form 8-K:

               i) Citicorp filed a Form 8-K Current Report dated April 15, 1997 (Item 5) which report included a summary of the consolidated operations of Citicorp for the three month period ended March 31, 1997 and (Item 7) the calculation of the ratio of income to fixed charges (Exhibit 12(a) thereto) and the calculation of the ratio of income to fixed charges including preferred stock dividends (Exhibit 12(b) thereto).

               ii) Citicorp filed a Form 8-K Current Report dated July 15, 1997 (Item 5) which report included a summary of the consolidated operations of Citicorp for the six month period ended June 30, 1997 and (Item 7) the calculation of the ratio of income to fixed charges (Exhibit 12(a) thereto) and the calculation of the ratio of income to fixed charges including preferred stock dividends (Exhibit 12(b) thereto).

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
























Date: August 13, 1997