Form 10-Q
period 1997-09-30
CITICORP
filed 1997-11-13
CIK 20405

FINANCIAL REVIEW

                                  AND FORM 10-Q

                                  THIRD QUARTER

                                      1997

TABLE OF CONTENTS                                                          PAGE

FINANCIAL SUMMARY...........................................................1
BUSINESS DISCUSSION.........................................................4

   Earnings by Global Business Area.........................................4
   Global Consumer..........................................................5

      Citibanking...........................................................6
      Cards.................................................................7
      Private Bank..........................................................9
      Global Consumer in Emerging Markets..................................10
      Global Consumer in Developed Markets.................................11
      Consumer Portfolio Review............................................11

   Global Corporate Banking................................................14
      Emerging Markets.....................................................15
      Global Relationship Banking..........................................17

   Corporate Items.........................................................18
MANAGING GLOBAL RISK.......................................................18

   Liquidity...............................................................18
   Price Risk..............................................................19

      Price Risk in Non-Trading Portfolios.................................20
      Price Risk in Trading Portfolios.....................................21

   Estimated Fair Value of Financial Instruments...........................21
   Capital.................................................................22

STATEMENT OF INCOME ANALYSIS...............................................25
   Net Interest Revenue (Taxable Equivalent Basis).........................25
   Fee and Commission Revenue..............................................26
   Trading-Related Revenue.................................................27
   Securities Transactions.................................................28
   Other Revenue...........................................................28
   Provision and Credit Loss Reserves......................................29
   Operating Expense.......................................................31
   Restructuring Expense...................................................31
   Income Taxes............................................................32
   Effect of Credit Card Securitization Activity...........................33

CONSOLIDATED FINANCIAL STATEMENTS..........................................34
   Consolidated Statement of Income........................................34
   Consolidated Balance Sheet..............................................35
   Consolidated Statement of Changes in Stockholders' Equity...............36
   Consolidated Statement of Cash Flows....................................37
   Consolidated Balance Sheet  --  CITIBANK, N.A. and Subsidiaries.........38

OTHER FINANCIAL INFORMATION................................................39
   Securities..............................................................39
   Trading Account Assets and Liabilities..................................39
   Trading and End-User Derivative and Foreign Exchange Contracts..........40
   Cash-Basis, Renegotiated, and Past Due Loans............................42
   Other Real Estate Owned (OREO) and Assets Pending Disposition...........42
   Details of Credit Loss Experience.......................................43
   Calculation of Earnings Per Share.......................................44
   Cross-Border Outstandings...............................................44
   Average Balances and Interest Rates (Taxable Equivalent Basis)..........46

FORM 10-Q..................................................................48
   FORM 10-Q CROSS-REFERENCE INDEX.........................................49

SIGNATURES.................................................................51

--------------------------------------------------------------------------------
FINANCIAL SUMMARY
--------------------------------------------------------------------------------

                                                                       Third Quarter         Nine Months
                                                                    -----------------------------------------
                                                                       1997      1996      1997      1996
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
NET INCOME (In Millions of Dollars).............................      $511       $935     $2,530    $2,801
-------------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE (A)

On Common and Common Equivalent Shares..........................       $1.01      $1.85     $5.13     $5.53
Assuming Full Dilution..........................................       $1.01      $1.85     $5.12     $5.45
COMMON STOCKHOLDERS' EQUITY PER SHARE...........................      $42.94     $38.94      -         -
CLOSING STOCK PRICE AT QUARTER END..............................     $133.94     $90.63      -         -
DIVIDENDS DECLARED PER COMMON SHARE.............................       $0.525     $0.45     $1.575    $1.35

-------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS

Return on Assets................................................       0.68%      1.39%     1.16%     1.40%
Return on Common Stockholders' Equity...........................       9.64%     19.87%    16.98%    20.27%
Return on Total Stockholders' Equity............................       9.42%     18.57%    16.08%    18.85%

-------------------------------------------------------------------------------------------------------------
                                                          Sept. 30,  June 30,  Mar. 31,  Dec. 31,  Sept. 30,
CAPITAL (Dollars in Billions) (see page 22)                 1997       1997      1997      1996      1996
-------------------------------------------------------------------------------------------------------------
Tier 1................................................      $20.7     $20.6      $20.3     $19.8     $19.3
Total (Tier 1 and 2)..................................       30.4      30.1       29.3      28.9      28.5
Tier 1 Ratio..........................................       8.25%     8.18%      8.39%     8.39%     8.36%
Total Ratio (Tier 1 and 2)............................      12.16%    11.96%     12.11%    12.23%    12.40%
Leverage Ratio........................................       7.14%     7.30%      7.39%     7.42%     7.47%
Common Equity as a Percentage of Total Assets.........       6.53%     6.41%      6.50%     6.63%     6.74%
Total Equity as a Percentage of Total Assets..........       7.16%     7.04%      7.16%     7.37%     7.50%

-------------------------------------------------------------------------------------------------------------
                                      3rd Qtr.  2nd Qtr.  1st Qtr.   4th Qtr.  3rd Qtr.  2nd Qtr.  1st Qtr.
EARNINGS ANALYSIS (In Millions of       1997      1997      1997       1996      1996      1996      1996
                    Dollars)
-------------------------------------------------------------------------------------------------------------
Total Revenue......................    $5,541    $5,311    $5,196    $5,365     $5,010    $4,993    $4,828
Effect of Credit Card Securitization      408       437       434       389        360       349       294
Activity (B)
Net Cost To Carry (C)..............        (5)       (1)       (3)       (7)        (8)      (26)       (5)
                                      -----------------------------------------------------------------------
ADJUSTED REVENUE...................     5,944     5,747     5,627     5,747      5,362     5,316     5,117
                                      -----------------------------------------------------------------------
Total Operating Expense............     4,237     3,173     3,169     3,281      3,078     2,978     2,860
Net OREO Benefits (D)..............        16        37        10         7          8        17        12
Restructuring Charge...............      (889)        -         -         -          -         -         -
                                      -----------------------------------------------------------------------
                                      -----------------------------------------------------------------------
ADJUSTED OPERATING EXPENSE.........     3,364     3,210     3,179     3,288      3,086     2,995     2,872
                                      -----------------------------------------------------------------------
OPERATING MARGIN...................     2,580     2,537     2,448     2,459      2,276     2,321     2,245
                                      -----------------------------------------------------------------------
Global Consumer Net Write-Offs.....       452       488       459       455        440       420       413
Effect of Credit Card Securitization      408       437       434       389        360       349       294
Activity (B)
Net Cost to Carry and
  Net OREO (Benefits) Costs (C) (D)        (4)       (3)        1         -          3        (7)       (1)
                                      -----------------------------------------------------------------------
ADJUSTED GLOBAL CONSUMER CREDIT COSTS     856       922       894       844        803       762       706
                                      -----------------------------------------------------------------------
Global Corporate Banking
  Net Write-Offs (Recoveries)......         9        (1)      (61)       (1)       (41)        9        31
Net Cost to Carry and
  Net OREO Benefits (C) (D)........       (17)      (35)      (14)      (14)       (19)      (36)      (16)
                                      -----------------------------------------------------------------------
ADJUSTED GLOBAL CORPORATE
  BANKING CREDIT (BENEFITS) COSTS..        (8)      (36)      (75)      (15)       (60)      (27)       15
                                      -----------------------------------------------------------------------
OPERATING MARGIN LESS CREDIT COSTS.     1,732     1,651     1,629     1,630      1,533     1,586     1,524
Additional Provision (E)...........        25        25        25        50         50        50        50
Restructuring Charge...............       889         -         -         -          -         -         -
                                      -----------------------------------------------------------------------
INCOME BEFORE TAXES................       818     1,626     1,604     1,580      1,483     1,536     1,474
Income Taxes.......................       307       602       609       593        548       584       560
                                      -----------------------------------------------------------------------
NET INCOME.........................   $   511    $1,024   $   995   $   987    $   935   $   952   $   914
-------------------------------------------------------------------------------------------------------------

(A) Based on net income less preferred stock dividends, except when conversion is assumed. See page 44 for details.

(B) Commencing with the 1997 first quarter, includes effect related to credit card receivables held for sale.

(C) Includes the net cost to carry cash-basis loans and other real estate owned ("OREO").

(D) Includes gains and losses on sales, direct revenue and expense, and writedowns of OREO.

(E) Represents amounts in excess of net write-offs. See page 29 for discussion.

Citicorp income for the 1997 third quarter was $1.1 billion or $2.19 per fully diluted common share, up 14% and 18%, respectively, from the 1996 third quarter, excluding the $556 million after-tax effect of a restructuring charge ($889 million pretax). Net income including the charge was $511 million or $1.01 per fully diluted common share. Earnings growth excluding the charge was led by the Global Corporate Banking businesses, and Citibanking and the Private Bank, offset by lower Cards earnings primarily due to higher credit costs in U.S. bankcards. Income for the 1997 nine months was $3.1 billion or $6.30 per fully diluted common share, up 10% and 16%, excluding the restructuring charge, and $2.5 billion or $5.12 including the charge. Excluding the charge, return on common equity was 20.8% in both periods, and return on average assets was 1.42% in the quarter and 1.41% in the nine months, all improved over 1996.

--------------------------------------------------------------------------------
EXCLUDING EFFECT OF RESTRUCTURING CHARGE
                                                       1997 Third     1997 Nine
                                                         Quarter        Months
--------------------------------------------------------------------------------
Income (In Millions of Dollars).....................     $1,067        $3,086
Income Per Share:
    On Common and Common Equivalent Shares..........      $2.19         $6.31
    Assuming Full Dilution..........................      $2.19         $6.30
Return on Assets....................................       1.42%         1.41%
Return on Common Stockholders' Equity...............      20.77%        20.84%
Return on Total Stockholders' Equity................      19.57%        19.58%
--------------------------------------------------------------------------------

Global Consumer earned $481 million, up 4%, and $1.4 billion, down 1%, in the 1997 third quarter and nine months, excluding the restructuring charge. Global Consumer net income including the charge was $130 million and $1.1 billion for the quarter and nine months. Earnings in Global Corporate Banking, excluding the charge, were $689 million, up 34%, and $2.0 billion, up 24%, in the quarter and nine months. Global Corporate Banking net income including the charge was $521 million and $1.8 billion for the quarter and nine months.

John S. Reed, Citicorp Chairman, said: "Our results in the quarter were good in the face of continued pressure on our margins and pricing and an increasingly competitive environment in virtually all markets. Our customers, both consumer and corporate, demand that we continuously improve the ways we serve them, even at reduced prices. We are responding to these conditions, which are not going away, by pursuing aggressive and focused business strategies in all markets, by giving central attention to quality, and by realigning our business and processing structures to give them a global configuration. The actions to standardize and consolidate our operations and technology platforms and improve our efficiency will take place over the next 12 to 18 months, and we believe we can manage the dynamics we confront while improving our growth opportunities."

Events in Asia in the third quarter were not significant to the results of that quarter, although the impact of continuing events in Asia may affect our overall business related to that region.

Adjusted revenue of $5.9 billion and $17.3 billion in the 1997 third quarter and nine months was up $582 million or 11% and $1.5 billion or 10% from the comparable 1996 periods. Revenue in Global Consumer increased 5% in the quarter to $3.5 billion, and was up 6% to $10.5 billion in the nine months, led mostly by growth in Citibanking and the Private Bank. Citibanking revenue in both 1996 periods included the $64 million assessment related to the U.S. Savings Association Insurance Fund ("SAIF") and a $42 million gain on the sale of the consumer mortgage portfolio in the United Kingdom. Global Consumer in the emerging markets grew revenue by 9%, while the developed markets grew 3%. Global Corporate Banking revenue was up 24% to $2.2 billion in the third quarter, as Emerging Markets grew 26% and Global Relationship Banking grew 21%; and was up 18% to $6.1 billion in the nine months. Excluding the effect of a stronger dollar on foreign currency translation, adjusted revenue was up 14% and 12% in the quarter and nine months.

Adjusted net interest revenue (taxable equivalent basis) of $3.5 billion and $10.4 billion in the quarter and nine months was up $123 million or 4% and $412 million or 4% from the 1996 periods as the impact of asset growth in most markets was partially offset by spread compression. Adjusted fee and commission revenue of $1.5 billion and $4.2 billion was up

$135 million or 10% and $307 million or 8% from 1996, led by growth in Global Consumer. Trading-related revenue, including related net interest revenue, of $660 million and $1.8 billion increased $113 million and $394 million from 1996, helped by increased activity related to the volatile Asian currency markets. Venture capital revenue of $235 million and $501 million increased $106 million and $227 million from 1996 levels benefiting from continued buoyant equity markets. Aggregate securities transactions and net asset gains of $180 million and $568 million for the 1997 periods increased $71 million and $105 million from a year ago.

Adjusted operating expense, which excludes the restructuring charge, was $3.4 billion in the quarter, up $278 million or 9%, and $9.8 billion in the nine months, up $800 million or 9%. Adjusted operating expense growth in the emerging markets was 12% in the quarter and 13% in the nine months, while expense growth in the developed markets businesses was 7% in the quarter and 6% year-to-date. Excluding the effect of a stronger dollar on foreign currency translation, adjusted operating expense was up 12% and 11% in the quarter and nine months.

The $889 million restructuring charge represents costs expected to be incurred in connection with cost-management programs and customer service initiatives to improve operational efficiency and productivity. These programs include global operations and technology consolidation and standardization, the reconfiguration of front-end distribution processes, and the outsourcing of various technological functions. Overall, these programs are estimated to achieve pay-back within two years. The charge includes $496 million for severance benefits and $393 million related to writedowns of equipment and premises which management has committed to dispose, lease terminations, and other exit costs. These programs are expected to be substantially completed by the end of 1998. Additional program costs that do not qualify for recognition in the charge will be expensed as incurred in the implementation of these programs over the next 12 to 18 months, but are not expected to be material. A portion of the expense savings generated by these programs will be reinvested in new products, marketing programs, and additional cost and quality initiatives to further increase revenues and reduce costs. Approximately 9,000 existing positions will be reduced through the next 12 to 18 months, but about 1,500 new positions will be added as part of these programs, resulting in a net program reduction of about 7,500 jobs.

Operating margin grew $304 million or 13% to $2.6 billion in the third quarter and $723 million or 11% to $7.6 billion in the nine months. The incremental revenue to expense ratio was 2.1 to 1 for the quarter, 1.9 to 1 year-to-date, and the efficiency ratio (adjusted operating expense as a percentage of adjusted revenue) was 57% in the quarter and 56% for the year-to-date. Excluding the effect of foreign currency translation resulting from the strengthened U.S. dollar, the increases in operating margin would have been 17% and 13%.

Total credit costs, adjusted for the effect of credit card securitization activity, were $848 million in the third quarter, down $38 million or 4% from $886 million in the preceding quarter and up $105 million or 14% from $743 million in the 1996 third quarter. Consumer net credit losses of $860 million or an annualized 2.50% of average managed loans in the third quarter (including an $11 million or 3 basis point benefit as a result of the sale of certain charged-off accounts) decreased $65 million from $925 million or 2.73% in the prior quarter, and increased by $60 million from $800 million or 2.40% in the 1996 quarter. The changes in consumer credit losses and the related loss ratios chiefly reflected U.S. bankcards credit losses and improvement in Citibanking. The managed consumer loan delinquency ratio (90 days or more past due) decreased to 2.32%, from 2.43% and 2.84% at the end of the preceding and year-ago quarters.

Commercial credit benefits were $8 million and $119 million in the quarter and nine months, compared to net benefits of $60 million and $72 million in 1996. The 1997 nine months included a $50 million recovery from the refinancing agreement concluded with Peru. The 1996 third quarter included recoveries of $54 million from similar agreements with Panama and Croatia, and the nine months also included a $21 million recovery from the agreement with Slovenia. Commercial cash-basis loans and OREO of $1.4 billion at September 30, 1997 were down $71 million or 5% from year-end, and were down $441 million or 23% from a year ago, principally reflecting continued reductions in the commercial real estate portfolio.

At September 30, 1997, total credit loss reserves (including reserves of $189 million for off-balance sheet credit exposures) were $6.0 billion. Global Consumer continued to build the allowance for credit losses, adding $25 million above net credit losses.

Citicorp's effective tax rate was 38% in both the 1997 third quarter and nine months, compared with 37% for the 1996 quarter and 38% for the nine months. Income taxes are attributed to core businesses, including their restructuring charges, on the basis of local tax rates, which resulted in effective tax rates before restructuring charges for the core businesses of 26% for both quarterly periods and 25% for both nine month periods.

Total capital (Tier 1 and Tier 2) was $30.4 billion or 12.16% of net risk-adjusted assets, and Tier 1 capital was $20.7 billion or 8.25% at September 30, 1997. Citicorp generated $421 million and $1.2 billion of free capital in the quarter and nine months. With the repurchase of 1.9 million shares of common stock in the quarter for $250 million (12.7 million shares of common stock for $1.5 billion for the nine months), the number of shares acquired since June 20, 1995, when the Board of Directors authorized the stock repurchase program, totaled 71.9 million for an outlay of $6.1 billion. As expanded in 1996, the program is authorized to make total purchases for up to $8.5 billion.


--------------------------------------------------------------------------------
BUSINESS DISCUSSION
--------------------------------------------------------------------------------

The table below and the discussions that follow analyze Citicorp's results by global business areas including its Global Consumer and Global Corporate Banking core business franchises. The table reflects business unit earnings both as reported, and adjusted for the $556 million after-tax effect of the restructuring charge. Details of the charge by business unit are shown in subsequent business discussions.

--------------------------------------------------------------------------------
EARNINGS BY GLOBAL BUSINESS AREA
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
                                           Third Quarter                           Nine Months
                               ------------------------------------------------------------------------------
                                                          Excluding                              Excluding
                                      As Reported        Restructuring       As Reported        Restructuring
                               ------------------------------------------------------------------------------
(In Millions of Dollars)           1997       1996 (A)       1997         1997       1996 (A)       1997
-------------------------------------------------------------------------------------------------------------
Global Consumer...........         $130         $464       $  481        $1,098       $1,457       $1,449
Global Corporate Banking..          521          514          689         1,834        1,617        2,002
                               ------------------------------------------------------------------------------
 CORE BUSINESSES..........          651          978        1,170         2,932        3,074        3,451
Corporate Items...........         (140)         (43)        (103)         (402)        (273)        (365)
                               ------------------------------------------------------------------------------
TOTAL CITICORP............         $511         $935       $1,067        $2,530       $2,801       $3,086
-------------------------------------------------------------------------------------------------------------
GLOBAL CONSUMER:
Citibanking...............         $(90)        $159       $  185        $  306       $  514       $  581
Cards.....................          147          241          205           560          741          618
Private Bank..............           73           64           91           232          202          250
                               ------------------------------------------------------------------------------
TOTAL.....................         $130         $464       $  481        $1,098       $1,457       $1,449
-------------------------------------------------------------------------------------------------------------
GLOBAL CONSUMER BUSINESS IN:
Emerging Markets..........         $146         $207       $  228        $  643       $  649       $  725
Developed Markets.........          (16)         257          253           455          808          724
                               ------------------------------------------------------------------------------
TOTAL.....................         $130         $464       $  481        $1,098       $1,457       $1,449
-------------------------------------------------------------------------------------------------------------
GLOBAL CORPORATE BANKING:
Emerging Markets..........         $390         $336         $422        $1,261       $1,152       $1,293
Global Relationship Banking         131          178          267           573          465          709
                               ------------------------------------------------------------------------------
TOTAL.....................         $521         $514         $689        $1,834       $1,617       $2,002
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

-------------------------------------------------------------------------------------------------------------
GLOBAL CONSUMER                                  Third Quarter                    Nine Months
                                             -----------------------   %     -----------------------   %
(In Millions of Dollars)                        1997      1996 (A)   Change     1997      1996 (A)   Change
-------------------------------------------------------------------------------------------------------------
Adjusted Revenue........................       $3,513      $3,348       5      $10,530     $9,929       6
Adjusted Operating Expense..............        1,946       1,842       6        5,728      5,410       6
                                             ----------------------------------------------------------------
OPERATING MARGIN........................        1,567       1,506       4        4,802      4,519       6
Credit Costs (B)........................          856         803       7        2,672      2,271      18
                                             ----------------------------------------------------------------
OPERATING MARGIN LESS CREDIT COSTS......          711         703       1        2,130      2,248      (5)
Additional Provision....................           25          50     (50)          75        150     (50)
Restructuring Charge....................          580           -      NM          580          -      NM
                                             ----------------------------------------------------------------
INCOME BEFORE TAXES.....................          106         653     (84)       1,475      2,098     (30)
Income Taxes (Benefit)..................          (24)        189      NM          377        641     (41)
                                             ----------------------------------------------------------------
NET INCOME..............................       $  130      $  464     (72)     $ 1,098     $1,457     (25)
-------------------------------------------------------------------------------------------------------------
Average Assets (In Billions of Dollars).         $134        $127       6         $132       $126       5
Return on Assets (%)....................         0.38        1.45       -         1.11       1.54       -
-------------------------------------------------------------------------------------------------------------
Excluding Restructuring Charge:

Income..................................         $481        $464       4       $1,449     $1,457      (1)
Return on Assets (%)....................         1.42        1.45       -         1.47       1.54       -
-------------------------------------------------------------------------------------------------------------

(A)   Reclassified to conform to the latest quarter's presentation.
(B) Includes the effect of credit card securitization and, commencing with the 1997 first quarter, the effect related to credit card receivables held for sale.
NM    Not meaningful, as percentage equals or exceeds 100%.

--------------------------------------------------------------------------------

The Global Consumer business recorded a pretax restructuring charge of $580 million ($351 million after-tax) in the 1997 third quarter for the consolidation of data centers and operations processing and customer service facilities, the reconfiguration of electronic and other distribution channels, the outsourcing of various technological functions, and the rationalization of administrative and management functions.

Income was $481 million and $1.4 billion in the third quarter and nine months of 1997 (excluding the $351 million after-tax effect of the restructuring charge). Compared to 1996, income excluding the restructuring charge increased $17 million or 4% in the quarter, but was down slightly in the nine months, reflecting strong growth in Citibanking and the Private Bank, offset by lower Cards earnings primarily due to higher credit costs in U.S bankcards. Earnings in the 1997 periods benefited from lower additional provisions in excess of net write-offs. Return on assets, excluding the restructuring charge, was 1.42% and 1.47% in the 1997 third quarter and nine months, down from 1.45% and 1.54% in 1996.

Adjusted revenue of $3.5 billion in the quarter and $10.5 billion in the nine months increased 5% and 6% from 1996 -- 9% and 8% adjusted for the foreign currency translation effect of a stronger dollar -- driven by account growth in Citibanking worldwide and Cards businesses in the emerging markets, improvements in the Private Bank, primarily in its fee-based businesses, and in the nine months, higher U.S. bankcards revenue. Revenue in 1996 included the $64 million SAIF assessment and a $42 million gain associated with the sale of the consumer mortgage portfolio in the United Kingdom. Net interest revenue was up 4% in the quarter and 5% in the nine months of 1997, while fee and commission revenue grew 10% in both periods, reflecting business volume growth, partially offset by the impact of foreign currency translation. Additionally, net interest revenue reflected the 1996 SAIF assessment, a lower yield on the U.S. bankcards portfolio, spread compression in Asia Pacific, and higher spreads in the Citibanking businesses in the U.S. and in Latin America.

Adjusted operating expense of $1.9 billion in the quarter and $5.7 billion in the nine months was up 6% from 1996 -- 10% and 9% adjusted for the effect of foreign currency translation -- reflecting account growth, certain additional strategic product development costs, and expansion into new marketplaces.

Credit costs in the quarter were $856 million, an increase from $803 million in the 1996 third quarter, principally due to higher credit costs in U.S. bankcards, partially offset by decreases in Citibanking and the Private Bank. Credit costs were down from $922 million in the 1997 second quarter, principally due to lower credit costs in U.S. bankcards. The ratio of net credit losses to average managed loans was 2.50% in the quarter, compared with 2.40% a year ago, and 2.73% in the preceding quarter.

The Global Consumer business continued to build the allowance for credit losses, with charges in excess of net write-offs of $25 million and $75 million in the 1997 third quarter and nine months, compared with $50 million and $150 million in the year-ago periods.

Net credit losses and the related loss ratios, which are influenced by credit performance of the portfolio (including bankruptcies), economic conditions, seasonal factors, and other changes in portfolio levels, may increase further from the 1997 third quarter. See "Consumer Portfolio Review" on page 11 and "Provision and Credit Loss Reserves" on page 29 for additional discussion of the consumer portfolio.

Income taxes are attributed to core businesses, including their restructuring charges, on the basis of local tax rates. Excluding the effect of the restructuring charge, the Global Consumer business effective rate was 30% in the third quarter and 29% in the nine months of 1997, compared to 29% and 31% in the year-ago periods, reflecting changes in the geographic mix and nature of earnings. The difference between the local tax rates attributed to core businesses and Citicorp's overall effective tax rate is included in Corporate Items.

-------------------------------------------------------------------------------------------------------------
CITIBANKING
-------------------------------------------------------------------------------------------------------------
                                                 Third Quarter                    Nine Months
                                             -----------------------   %     -----------------------   %
(In Millions of Dollars)                        1997      1996 (A)   Change     1997      1996 (A)   Change
-------------------------------------------------------------------------------------------------------------
Revenue.................................       $1,511      $1,419       6      $4,496      $4,295       5
Operating Expense.......................        1,100       1,034       6       3,213       3,059       5
                                             ----------------------------------------------------------------
OPERATING MARGIN........................          411         385       7       1,283       1,236       4
Credit Costs............................          135         160     (16)        428         479     (11)
                                             ----------------------------------------------------------------
OPERATING MARGIN LESS CREDIT COSTS......          276         225      23         855         757      13
Additional Provision....................            -           2      NM           -           4      NM
Restructuring Charge....................          457           -      NM         457           -      NM
                                             ----------------------------------------------------------------
INCOME (LOSS) BEFORE TAXES..............         (181)        223      NM         398         753     (47)
Income Taxes (Benefit)..................          (91)         64      NM          92         239     (62)
                                             ----------------------------------------------------------------
NET (LOSS) INCOME.......................       $  (90)     $  159      NM      $  306      $  514     (40)
                                             ----------------------------------------------------------------
Average Assets (In Billions of Dollars).          $86         $84       2         $84         $83       1
Return on Assets (%)....................        (0.42)       0.75       -        0.49        0.83       -
-------------------------------------------------------------------------------------------------------------
Excluding Restructuring Charge:
Income..................................         $185        $159      16        $581        $514      13
Return on Assets (%)....................         0.85        0.75       -        0.92        0.83       -
-------------------------------------------------------------------------------------------------------------

(A)   Reclassified to conform to the latest quarter's presentation.
NM    Not meaningful, as percentage equals or exceeds 100%.
--------------------------------------------------------------------------------

Citibanking activities -- delivering products and services to customers through branches and electronic delivery systems -- had income of $185 million and $581 million (excluding the $275 million after-tax effect of the restructuring charge) in the 1997 third quarter and nine months up $26 million or 16% and $67 million or 13% from the 1996 periods. Return on assets, excluding the restructuring charge, was 0.85% and 0.92% in the third quarter and nine months of 1997, up from 0.75% and 0.83% in the year-ago periods.

Revenue of $1.5 billion in the third quarter and $4.5 billion in the nine months grew 6% and 5% from 1996 -- 8% and 5% in the developed markets and 4% and 5% in the emerging markets, respectively. Excluding the effect of a strong dollar on foreign currency translation and the 1996 SAIF assessment and U.K. mortgage sale, revenue grew 11% and 8% in the third quarter and nine months, including 12% and 9% in the developed markets and 8% and 6% in the emerging markets, respectively. Revenue reflected higher business volumes, including customer account growth of 5% to 20 million and an increase in average customer deposits of 4% to $94 billion from a year-ago. Developed markets revenue reflected strong growth in all regions. Emerging markets revenue reflected double-digit growth in Latin America and difficult economic conditions in certain countries in Asia Pacific.

Operating expense of $1.1 billion in the third quarter and $3.2 billion in the nine months was up 6% and 5% from 1996, 6% and 3% in the developed markets and 8% and 9% in the emerging markets, respectively. Excluding the effect of a stronger dollar on foreign currency translation, expense grew 11% in the quarter and 8% in the nine months, 11% and 7% in the developed markets and 11% and 10% in the emerging markets, reflecting account growth and additional strategic product development costs.

Credit costs in the quarter declined by $25 million or 16% from a year ago, reflecting the effect of foreign currency translation and improvements in the U.S., partially offset by higher losses in certain countries in Asia Pacific. The ratio of net credit losses to average managed loans was 0.80% in the third quarter of 1997, down from 0.87% in the prior quarter and 0.95% in the 1996 third quarter.

-------------------------------------------------------------------------------------------------------------
CARDS
-------------------------------------------------------------------------------------------------------------
                                                 Third Quarter         %          Nine Months          %
                                             -----------------------         -----------------------
(In Millions of Dollars)                        1997      1996 (A)   Change     1997      1996 (A)   Change
-------------------------------------------------------------------------------------------------------------
Adjusted Revenue........................       $1,709      $1,678       2      $5,194      $4,887       6
Adjusted Operating Expense..............          658         633       4       1,981       1,852       7
                                             ----------------------------------------------------------------
OPERATING MARGIN........................        1,051       1,045       1       3,213       3,035       6
Credit Costs............................          729         639      14       2,254       1,797      25
                                             ----------------------------------------------------------------
OPERATING MARGIN LESS CREDIT COSTS......          322         406     (21)        959       1,238     (23)
Additional Provision....................           25          48     (48)         75         146     (49)
Restructuring Charge....................           95           -      NM          95           -      NM
                                             ----------------------------------------------------------------
INCOME BEFORE TAXES.....................          202         358     (44)        789       1,092     (28)
Income Taxes............................           55         117     (53)        229         351     (35)
                                             ----------------------------------------------------------------
NET INCOME..............................      $   147     $   241     (39)    $   560     $   741     (24)
-------------------------------------------------------------------------------------------------------------
Average Assets (In Billions of Dollars).          $32         $27      19         $31         $27      15
Return on Assets (%)....................         1.82        3.55       -        2.42        3.67       -
-------------------------------------------------------------------------------------------------------------
Excluding Restructuring Charge:
Income..................................         $205        $241     (15)       $618        $741     (17)
Return on Assets (%)....................         2.54        3.55       -        2.67        3.67       -
-------------------------------------------------------------------------------------------------------------

(A)   Reclassified to conform to the latest quarter's presentation.
NM    Not meaningful, as percentage equals or exceeds 100%.
--------------------------------------------------------------------------------

Income from Cards worldwide -- bankcards, Diners Club, and private label cards -- was $205 million in the 1997 third quarter and $618 million in the nine months (excluding the $58 million after-tax effect of the restructuring charge), down $36 million and $123 million from 1996, primarily due to higher credit losses in U.S. bankcards. Cards worldwide return on managed assets, excluding the restructuring charge, was 1.43% in the quarter and 1.46% in the nine months, compared with 1.80% and 1.88% in the year-ago periods.

Cards earnings in the developed markets declined 26% in the quarter and 31% in the nine months (excluding restructuring) from 1996 as U.S. bankcards continued to operate in a challenging environment. Income for Cards in the emerging markets, excluding restructuring, increased 12% in the quarter and 20% in the nine months and represented approximately 38% and 42% of 1997 Cards earnings compared with 29% in both periods in 1996.

Cards adjusted revenue of $1.7 billion in the 1997 third quarter and $5.2 billion in the nine months increased 2% and 6% from 1996. U.S. bankcards revenue was essentially unchanged in the quarter and up 5% in the nine months as managed receivables grew $2.5 billion or 6% to $46.5 billion from a year-ago. Revenue reflected a lower yield on the portfolio as well as an increase in delinquency charges reflecting previously implemented pricing changes. Emerging markets Cards revenue in both the 1997 third quarter and nine months was up 10% and 14% -- 17% and 16% excluding the effect of a stronger dollar on foreign currency translation -- reflecting increases in both Asia Pacific and Latin America.

Adjusted operating expense in worldwide Cards of $658 million in the 1997 third quarter and $2.0 billion in the nine months increased $25 million or 4% and $129 million or 7%, from the year-ago periods. Developed markets expense increased 2% and 5% -- 4% and 7% excluding the foreign currency translation effect of a stronger dollar -- primarily reflecting higher costs in U.S. bankcards associated with enhanced target marketing initiatives and increased collection efforts. Expense in emerging markets Cards increased 11% and 13% in the third quarter and nine months -- 17% and 15% excluding the foreign currency translation effect of a stronger dollar -- in support of higher business volumes, as well as continued expansion of the franchise.

Credit costs in U.S. bankcards of $639 million or 5.58% of average managed loans increased from $550 million or 5.11% in the 1996 third quarter. Credit costs declined from $683 million or 6.13% in the 1997 second quarter. The 12-month-lagged loss ratio was 5.93% in the quarter, compared with 6.51% in the prior quarter and 5.39% a year-ago. Credit costs in the 1997 third quarter reflected an $11 million and 10 basis point benefit from the sale of certain charged-off accounts. The percent of gross write-offs from bankruptcies in the quarter was 39.8%, compared with 40.2% in the prior quarter and 37.5% in 1996. Managed loans delinquent 90 days or more were $806 million or 1.76% at quarter-end, compared with $843 million or 1.86% for the second quarter and $809 million or 1.86% a year-ago.

Credit costs in non-U.S. bankcards portfolios were $90 million or 3.92% of average managed loans, compared with $95 million or 4.14% in the prior quarter and $89 million or 4.35% in the 1996 third quarter. Loans delinquent 90 days or more were $182 million or 1.98%, compared with $206 million or 2.18% in the prior quarter and $178 million or 2.13% a year-ago.

-------------------------------------------------------------------------------------------------------------
PRIVATE BANK
-------------------------------------------------------------------------------------------------------------
                                                 Third Quarter         %          Nine Months          %
                                             -----------------------         -----------------------
(In Millions of Dollars)                        1997      1996 (A)   Change     1997      1996 (A)   Change
-------------------------------------------------------------------------------------------------------------
Adjusted Revenue........................         $293        $251      17       $840        $747       12
Adjusted Operating Expense..............          188         175       7        534         499        7
                                             ----------------------------------------------------------------
OPERATING MARGIN........................          105          76      38        306         248       23
Credit (Benefits) Costs.................           (8)          4      NM        (10)         (5)      NM
                                             ----------------------------------------------------------------
OPERATING MARGIN
  LESS CREDIT (BENEFITS) COSTS..........          113          72      57        316         253       25
Restructuring Charge....................           28           -      NM         28           -       NM
                                             ----------------------------------------------------------------
INCOME BEFORE TAXES.....................           85          72      18        288         253       14
Income Taxes............................           12           8      50         56          51       10
                                             ----------------------------------------------------------------
NET INCOME..............................        $  73       $  64      14       $232        $202       15
-------------------------------------------------------------------------------------------------------------
Average Assets (In Billions of Dollars).          $16         $16       -        $17         $16        6
Return on Assets (%)....................         1.81        1.59       -       1.82         1.69       -
-------------------------------------------------------------------------------------------------------------
Excluding Restructuring Charge:
Income..................................          $91         $64      42       $250        $202       24
Return on Assets (%)....................         2.26        1.59       -       1.97        1.69        -
-------------------------------------------------------------------------------------------------------------

(A)   Reclassified to conform to the latest quarter's presentation.
NM    Not meaningful, as percentage equals or exceeds 100%.
--------------------------------------------------------------------------------

Private Bank income was $91 million for the quarter, excluding the $18 million after-tax effect of the restructuring charge, up $27 million or 42% from the 1996 third quarter. For the nine months of 1997 earnings were $250 million (excluding the restructuring charge), up $48 million or 24% from 1996. Strong pretax income growth in the quarter was reduced by the return to a higher, more normal tax rate, as the 1996 quarter benefited from various tax refunds and adjustments.

Client business volumes under management at the end of the quarter reached $101 billion, up 9% from $93 billion a year earlier. Growth in all business lines was led by the discretionary and advisory investments areas in which custody, individually managed portfolios/special funds, trust and fiduciary, and mutual funds grew 20% and contributed substantially all of the increase.

Revenue in the third quarter reflected growth of 28% in the emerging markets and 9% in the developed markets. Emerging markets, led by Asia Pacific, accounted for 44% of Private Bank revenue, up from 40% in the prior year. For the nine months, revenue grew 20% in the emerging markets and 7% in the developed markets. Revenue was driven by higher business volumes and increased revenues from new investment products introduced during the quarter and earlier this year, complemented by an increase in client-related foreign exchange revenue.

Adjusted operating expense increased 7% in both the quarter and nine month periods -- 13% and 11%, respectively, excluding the effect of foreign currency translation -- primarily reflecting increased spending on marketing and technology initiatives, as well as staffing needed to support higher business volumes. The incremental revenue to expense ratio was 3.2 to 1 for the quarter and 2.7 to 1 for the nine months.

Credit costs were a benefit in both the quarter and year-to-date periods, as a result of both recoveries and gains on sales of OREO combined with low credit losses. Overall credit trends continued to improve, with loans delinquent 90 days or more down to $146 million or 0.94% of loans, from $187 million or 1.19% in the preceding quarter, and $247 million or 1.61% in the third quarter of 1996, reflecting continued active portfolio management.

-------------------------------------------------------------------------------------------------------------
GLOBAL CONSUMER IN EMERGING MARKETS
-------------------------------------------------------------------------------------------------------------
                                                 Third Quarter         %          Nine Months          %
                                             -----------------------         -----------------------
(In Millions of Dollars)                        1997      1996 (A)   Change     1997      1996 (A)   Change
-------------------------------------------------------------------------------------------------------------
Adjusted Revenue........................        $967        $888        9      $2,901      $2,652       9
Adjusted Operating Expense..............         576         527        9       1,675       1,521      10
                                             ----------------------------------------------------------------
OPERATING MARGIN........................         391         361        8       1,226       1,131       8
Credit Costs............................          91          89        2         280         280       -
                                             ----------------------------------------------------------------
OPERATING MARGIN LESS CREDIT COSTS......         300         272       10         946         851      11
Additional Provision....................          15           3       NM          26          14      86
Restructuring Charge....................         131           -       NM         131           -      NM
                                             ----------------------------------------------------------------
INCOME BEFORE TAXES.....................         154         269      (43)        789         837      (6)
Income Taxes............................           8          62      (87)        146         188     (22)
                                             ----------------------------------------------------------------
NET INCOME..............................        $146        $207      (29)    $   643     $   649      (1)
-------------------------------------------------------------------------------------------------------------
Average Assets (In Billions of Dollars).         $43         $39       10         $42         $38      11
Return on Assets (%)....................        1.35        2.11       -         2.05        2.28       -
-------------------------------------------------------------------------------------------------------------
Excluding Restructuring Charge:
Income..................................        $228        $207       10        $725        $649      12
Return on Assets (%)....................        2.10        2.11       -         2.31        2.28       -
-------------------------------------------------------------------------------------------------------------

(A)   Reclassified to conform to the latest quarter's presentation.
NM    Not meaningful, as percentage equals or exceeds 100%.
--------------------------------------------------------------------------------

Global Consumer income in the emerging markets was $228 million and $725 million in the 1997 third quarter and nine months, excluding the $82 million after-tax effect of the restructuring charge, up $21 million or 10% and $76 million or 12% from the respective 1996 periods, as growth in the Private Bank, the Cards business in North Asia, and the Citibanking business in Latin America was offset by lower earnings in certain countries in South Asia and an increased additional provision.

In the emerging markets, the Global Consumer business operates in 41 countries and territories in Asia Pacific; Latin America; and Central and Eastern Europe, the Middle East, and Africa. As referred to on page 2, a number of countries in Asia are experiencing economic volatility. The emerging markets Global Consumer business in Asia Pacific, which excludes Japan and the Indian subcontinent, includes 12 countries and territories and generated approximately 8% of Citicorp's adjusted revenue and 10% of average assets for both 1997 and 1996 third quarter and nine month periods. For the Global Consumer business in these 12 countries and territories, no single country or territory exceeded 2% of Citicorp's adjusted revenue and average assets, except for average assets in Australia which slightly exceeded 2% in the 1996 periods.

-------------------------------------------------------------------------------------------------------------
GLOBAL CONSUMER IN DEVELOPED MARKETS
-------------------------------------------------------------------------------------------------------------
                                                 Third Quarter         %          Nine Months          %
                                             -----------------------         -----------------------
(In Millions of Dollars)                        1997      1996 (A)   Change     1997      1996 (A)   Change
-------------------------------------------------------------------------------------------------------------
Adjusted Revenue........................       $2,546      $2,460       3      $7,629      $7,277       5
Adjusted Operating Expense..............        1,370       1,315       4       4,053       3,889       4
                                             ----------------------------------------------------------------
OPERATING MARGIN........................        1,176       1,145       3       3,576       3,388       6
Credit Costs............................          765         714       7       2,392       1,991      20
                                             ----------------------------------------------------------------
OPERATING MARGIN LESS CREDIT COSTS......          411         431      (5)      1,184       1,397     (15)
Additional Provision....................           10          47     (79)         49         136     (64)
Restructuring Charge....................          449           -      NM         449           -      NM
                                             ----------------------------------------------------------------
INCOME (LOSS) BEFORE TAXES..............          (48)        384      NM         686       1,261     (46)
Income Taxes (Benefit)..................          (32)        127      NM         231         453     (49)
                                             ----------------------------------------------------------------
NET (LOSS) INCOME.......................      $   (16)    $   257      NM     $   455     $   808     (44)
-------------------------------------------------------------------------------------------------------------
Average Assets (In Billions of Dollars).          $91         $88       3         $90         $88       2
Return on Assets (%)....................        (0.07)       1.16       -        0.68        1.23       -
-------------------------------------------------------------------------------------------------------------
Excluding Restructuring Charge:
Income..................................         $253        $257      (2)       $724        $808     (10)
Return on Assets (%)....................         1.10        1.16       -        1.08        1.23       -
-------------------------------------------------------------------------------------------------------------

(A)   Reclassified to conform to the latest quarter's presentation.
NM    Not meaningful, as percentage equals or exceeds 100%.
--------------------------------------------------------------------------------

Global Consumer income in the developed markets was $253 million and $724 million in the 1997 third quarter and nine months, excluding the $269 million after-tax effect of the restructuring charge, down $4 million or 2% and $84 million or 10% from the respective year-ago periods, reflecting double-digit earnings growth in the Citibanking businesses in the U.S. and in the Private Bank, lower earnings in U.S. bankcards, and the net effect of the 1996 SAIF assessment and U.K. mortgage sale.

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

The table on page 12 summarizes delinquency and net credit loss experience in both the managed and on-balance sheet loan portfolio in terms of loans 90 days or more past due, net credit losses, and as a percentage of related loans.

-------------------------------------------------------------------------------------------------------------
CONSUMER LOAN DELINQUENCY AMOUNTS, NET CREDIT LOSSES, AND RATIOS
-------------------------------------------------------------------------------------------------------------
                                 TOTAL                                 AVERAGE
                                 LOANS   90 DAYS OR MORE PAST DUE (A)   LOANS      NET CREDIT LOSSES (A)
(In Millions of Dollars,        -----------------------------------------------------------------------------
  except Loan Amounts in        SEPT. 30, SEPT. 30, June 30,  Sept. 30, 3RD QTR.  3RD QTR.  2nd Qtr.  3rd Qtr.
  Billions )                    1997      1997      1997      1996      1997      1997      1997      1996
-------------------------------------------------------------------------------------------------------------
CITIBANKING................      $  67.9  $2,082    $2,094    $2,527   $  66.7     $135     $145      $160
Ratio......................                 3.07%     3.13%     3.87%              0.80%    0.87%     0.95%
CARDS
U.S. Bankcards (B).........         45.9     806       843       809      45.4      639      683       550
Ratio......................                 1.76%     1.86%     1.86%              5.58%    6.13%     5.11%
Other......................          9.2     182       206       178       9.1       90       95        89
Ratio......................                 1.98%     2.18%     2.13%              3.92%    4.14%     4.35%
PRIVATE BANK...............         15.6     146       187       247      15.3       (4)       2         1
Ratio......................                 0.94%     1.19%     1.61%                NM     0.04%     0.05%
-------------------------------------------------------------------------------------------------------------
TOTAL MANAGED..............        138.6   3,216     3,330     3,761     136.5      860      925       800
RATIO......................                 2.32%     2.43%     2.84%              2.50%    2.73%     2.40%
-------------------------------------------------------------------------------------------------------------
Securitized Credit
  Card Receivables.........        (26.0)   (452)     (453)     (499)    (24.8)    (378)    (404)     (360)
Loans Held for Sale (C)....         (4.0)    (34)      (37)        -      (4.1)     (30)     (33)        -
-------------------------------------------------------------------------------------------------------------
TOTAL LOAN PORTFOLIO.......       $108.6  $2,730    $2,840    $3,262    $107.6     $452     $488      $440
Ratio......................                 2.51%     2.59%     3.07%              1.67%    1.82%     1.64%
-------------------------------------------------------------------------------------------------------------
MANAGED PORTFOLIO:
DEVELOPED MARKETS..........       $104.0  $2,763    $2,869    $3,377    $102.5     $769     $828      $711
Ratio......................                 2.66%     2.80%     3.36%              2.98%    3.26%     2.79%
EMERGING MARKETS...........         34.6     453       461       384      34.0       91       97        89
Ratio......................                 1.31%     1.32%     1.21%              1.06%    1.15%     1.13%
-------------------------------------------------------------------------------------------------------------

(A) The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.
(B) Net credit losses and the related loss ratio in the 1997 third quarter were reduced by $11 million and 10 basis points from the sale of certain charged-off accounts.
(C) Commencing with the 1997 first quarter, Citicorp classifies credit card and mortgage loans intended for sale as loans held for sale, which are accounted for at the lower of cost or market value with net credit losses charged to other revenue.
NM    Not meaningful, as net recoveries result in a negative percentage.
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
CONSUMER LOAN BALANCES, NET OF UNEARNED INCOME
-------------------------------------------------------------------------------------------------------------
                                                END OF PERIOD                             AVERAGE
                                         --------------------------------------------------------------------
                                         SEPT. 30, June 30,  Sept. 30,          3RD QTR. 2nd Qtr.  3rd Qtr.
(In Billions of Dollars)                   1997      1997      1996               1997     1997      1996
-------------------------------------------------------------------------------------------------------------
MANAGED...............................     $138.6    $137.3    $132.3             $136.5   $135.5    $132.3
Securitized Credit Card Receivables...      (26.0)    (24.2)    (26.1)             (24.8)   (24.7)    (26.2)
Loans Held for Sale (A)...............       (4.0)     (3.6)      -                 (4.1)    (3.4)      -
-------------------------------------------------------------------------------------------------------------
LOAN PORTFOLIO........................     $108.6    $109.5    $106.2             $107.6   $107.4    $106.1
-------------------------------------------------------------------------------------------------------------

(A) Commencing with the 1997 first quarter, Citicorp classifies credit card and mortgage loans intended for sale as loans held for sale, which are accounted for at the lower of cost or market value with net credit losses charged to other revenue.
--------------------------------------------------------------------------------

Total delinquencies in the managed portfolio of $3.2 billion and the related delinquency ratio of 2.32% at September 30, 1997 were down from $3.3 billion or 2.43% at June 30, 1997 primarily due to a decline in the Private Bank and U.S. bankcards. Delinquencies decreased from $3.8 billion or 2.84% a year-ago, primarily due to a decline in Citibanking and the Private Bank. Total managed net credit losses in the 1997 third quarter of $860 million and the related loss ratio of 2.50% decreased from $925 million or 2.73% in the 1997 second quarter, principally due to lower losses in U.S.

bankcards. As compared to a year-ago, net credit losses were up from $800 million or 2.40%, principally due to higher losses in U.S. bankcards, partially offset by decreases in Citibanking and the Private Bank.

In Citibanking, delinquencies of $2.1 billion and the related ratio of 3.07% at September 30, 1997 were down from $2.1 billion or 3.13% at June 30, 1997 and $2.5 billion or 3.87% at September 30, 1996, primarily reflecting improvements in the U.S. and the effect of foreign currency translation, partially offset by increases in certain countries in Asia Pacific and Latin America. Net credit losses in the 1997 third quarter of $135 million and the related loss ratio of 0.80% declined from $145 million or 0.87% in the 1997 second quarter and $160 million or 0.95% in the 1996 third quarter. The decrease in losses from the 1996 third quarter primarily reflects the effect of foreign currency translation and improvements in the U.S., partially offset by higher losses in certain countries in Asia Pacific.

U.S. bankcards managed loans delinquent 90 days or more were $806 million or 1.76% at quarter-end, down from $843 million or 1.86% at June 30, 1997 and $809 million or 1.86% a year-ago. Net credit losses of $639 million and the related loss ratio of 5.58% increased from $550 million or 5.11% in the 1996 third quarter, but declined from $683 million or 6.13% in the 1997 second quarter. The 12-month-lagged loss ratio was 5.93% in the quarter, compared with 6.51% in the prior quarter and 5.39% in the year-ago quarter. Net credit losses in the 1997 third quarter reflected an $11 million and 10 basis point benefit from the sale of certain charged-off accounts. The percent of gross write-offs from bankruptcies in the quarter was 39.8%, compared with 40.2% in the prior quarter and 37.5% in the 1996 quarter.

The other Cards businesses primarily include bankcards throughout the emerging markets, Europe, and Japan, as well as worldwide Diners Club. As of the 1997 third quarter, delinquencies of $182 million or 1.98% and net credit losses of $90 million or 3.92% declined from the prior quarter by $24 million and $5 million, respectively, principally due to the effect of foreign currency translation. Compared to a year-ago, delinquencies increased from $178 million and net credit losses increased from $89 million, primarily reflecting higher amounts in Asia Pacific and certain businesses in the developed markets, partially offset by the effect of foreign currency translation.

Private Bank delinquencies declined to 0.94% of loans at September 30, 1997 from 1.19% at June 30, 1997 and from 1.61% a year ago, principally reflecting improvements in the United States. Net recoveries of $4 million in the 1997 third quarter were improved from net credit losses of $2 million in the preceding quarter and $1 million in the year-ago quarter, primarily due to higher credit recoveries and lower gross credit losses.

Total consumer loans on the balance sheet delinquent 90 days or more on which interest continued to be accrued were $983 million at September 30, 1997, compared with $937 million at June 30, 1997 and $1.0 billion at September 30, 1996. Included in these amounts are U.S. government-guaranteed student loans of $250 million, $215 million, and $297 million, respectively. Other consumer loans delinquent 90 days or more on which interest continued to be accrued (which primarily include worldwide bankcard receivables and certain portfolios in Germany) were $733 million, $722 million, and $742 million, respectively. The majority of these other loans are written off upon reaching a stipulated number of days past due. See the table entitled "Cash-Basis, Renegotiated, and Past Due Loans" on page 42.

Citicorp's policy for suspending the accrual of interest on consumer loans varies depending on the terms, security, and credit loss experience characteristics of each product, as well as write-off criteria in place. At September 30, 1997, interest accrual had been suspended on $1.9 billion of consumer loans, primarily consisting of Citibanking loans, down from $2.0 billion at June 30, 1997 and $2.3 billion at September 30, 1996. The decline from September 30, 1996 reflects improvements in U.S. mortgages and the Private Bank and the effect of foreign currency translation. U.S. mortgages on which the accrual of interest had been suspended were $542 million at September 30, 1997, down from $604 million at June 30, 1997 and $846 million at September 30, 1996, due to favorable housing markets, improved collection results, and delinquency management initiatives.

The portion of Citicorp's allowance for credit losses allocated to the consumer portfolio was $2.5 billion as of September 30, 1997 and June 30, 1997, up from $2.0 billion at September 30, 1996, reflecting the 1997 first quarter transfer of a $373 million other liability reserve that had previously been attributable to credit card securitization transactions. The allowance for credit losses reflected an additional provision in excess of net write-offs of $25 million in both the 1997 second and third quarters, and $50 million in the 1996 third quarter. The allowance as a percentage of loans on the balance sheet was 2.27% as of September 30, 1997, compared with 2.24% at June 30, 1997 and 1.92% at September 30, 1996. See "Provision and Credit Loss Reserves" on page 29 for further discussion.

Consumer credit costs and the related net credit loss ratios, which are influenced by credit performance of the portfolios (including bankruptcies), economic conditions, seasonal factors, and other changes in portfolio levels, may increase further from the 1997 third quarter. Additionally, delinquencies and loans on which the accrual of interest is suspended could remain at relatively high levels.

--------------------------------------------------------------------------------
GLOBAL CORPORATE BANKING
--------------------------------------------------------------------------------
The Global Corporate Banking business serves corporations, financial institutions, governments, investors, and other participants in capital markets throughout the world.

-------------------------------------------------------------------------------------------------------------
                                                 Third Quarter         %         Nine Months           %
                                             -----------------------         -----------------------
(In Millions of Dollars)                        1997      1996 (A)   Change     1997      1996 (A)   Change
-------------------------------------------------------------------------------------------------------------
Adjusted Revenue........................       $2,156      $1,745      24      $6,085      $5,156      18
Adjusted Operating Expense..............        1,278       1,133      13       3,639       3,241      12
                                             ----------------------------------------------------------------
OPERATING MARGIN........................          878         612      43       2,446       1,915      28
Credit Benefits.........................           (8)        (60)    (87)       (119)        (72)     65
                                             ----------------------------------------------------------------
OPERATING MARGIN PLUS CREDIT BENEFITS...          886         672      32       2,565       1,987      29
Restructuring Charge....................          281           -      NM         281           -      NM
                                             ----------------------------------------------------------------
INCOME BEFORE TAXES.....................          605         672     (10)      2,284       1,987      15
Income Taxes............................           84         158     (47)        450         370      22
                                             ----------------------------------------------------------------
NET INCOME..............................      $   521     $   514       1      $1,834      $1,617      13
-------------------------------------------------------------------------------------------------------------
Average Assets (In Billions of Dollars).         $160        $135      19        $153        $137      12
Return on Assets (%)....................         1.29        1.51       -        1.60        1.58       -
-------------------------------------------------------------------------------------------------------------
Excluding Restructuring Charge:
Income..................................         $689        $514      34      $2,002      $1,617      24
Return on Assets (%)....................         1.71        1.51       -        1.75        1.58       -
-------------------------------------------------------------------------------------------------------------

(A)   Reclassified to conform to the latest quarter's presentation.
NM    Not meaningful, as percentage equals or exceeds 100%.

--------------------------------------------------------------------------------

Global Corporate Banking recorded a restructuring charge of $281 million ($168 million after-tax) in the 1997 third quarter related to standardization and consolidation of operations, the outsourcing of various technological functions, the rationalization of support functions associated with the recently announced Global Markets organization, and other organizational realignments designed to better serve target market customers.

Excluding the restructuring charge, income of $689 million and $2.0 billion in the 1997 third quarter and nine months increased $175 million or 34% and $385 million or 24% from the comparable 1996 periods while income before taxes grew $214 million or 32% and $578 million or 29%. Growth in income in the 1997 nine months was dampened by an increase in the effective income tax rate. Average assets grew $25 billion or 19% and $16 billion or 12% in the three- and nine-month comparisons. Excluding the restructuring charge, return on average assets rose 20 basis points and 17 basis points in the three- and nine-month comparisons.

Adjusted revenue grew 24% and 18% in the 1997 third quarter and nine months (27% and 20% excluding the effect of foreign currency translation) compared with the respective 1996 periods. The results in both 1997 periods primarily reflected improved trading-related and venture capital revenue, higher levels of asset sales and securities transactions, growth in transaction banking services revenue, and net interest revenue spread compression. Adjusted operating expense increased 13% and 12% in the 1997 third quarter and nine months (15% and 13% excluding the effect of foreign currency translation). Revenue growth outpaced expense growth by margins of 2.8 to 1 and
2.3 to 1 in the three- and nine-month comparisons, resulting in growth in operating margin of 43% and 28% (50% and 30% excluding the effect of foreign currency translation), respectively. Reduced credit benefits in the 1997 third quarter are attributable to $54 million of recoveries in the 1996 third quarter associated with the refinancing agreements completed with Panama and Croatia. Credit benefits in the 1997 nine months improved due to lower gross write-offs coupled with continued recoveries. The effective income tax rate, excluding the restructuring charge, in both the 1997 three- and nine-month periods was 22% compared with 24% and 19% in the 1996 periods. The increase in the effective income tax rate in the nine month comparison is attributable to changes in the geographic mix and nature of pretax earnings coupled with certain 1996 local tax benefits in the Emerging Markets business and a low effective income tax rate in Global Relationship Banking associated with a 1996 gain on the sale of a business.

Commercial cash-basis loans at September 30, 1997 were $969 million, down $428 million or 31% from September 30, 1996. The reduction is primarily attributable to payoffs and transfers to OREO or accrual status in the real estate portfolio and was partially offset by additions to cash-basis loans, primarily in Thailand. The OREO portfolio of $479 million declined $13 million or 3% from September 30, 1996. See the tables entitled "Cash-Basis, Renegotiated, and Past Due Loans" and "Other Real Estate Owned and Assets Pending Disposition" on page 42.

Net credit losses, which are influenced by credit performance of the portfolio, economic conditions, and other factors, may increase from the 1997 third quarter. See "Provision and Credit Loss Reserves" on page 29 for additional discussion of the Global Corporate Banking portfolio.

-------------------------------------------------------------------------------------------------------------
EMERGING MARKETS
-------------------------------------------------------------------------------------------------------------
                                                 Third Quarter         %          Nine Months          %
                                             -----------------------         -----------------------
(In Millions of Dollars)                        1997      1996 (A)   Change     1997      1996 (A)   Change
-------------------------------------------------------------------------------------------------------------
Adjusted Revenue........................       $1,028        $816      26      $2,941      $2,538      16
Adjusted Operating Expense..............          503         438      15       1,431       1,232      16
                                             ----------------------------------------------------------------
OPERATING MARGIN........................          525         378      39       1,510       1,306      16
Credit Costs (Benefits).................           30         (47)     NM          18         (45)     NM
                                             ----------------------------------------------------------------
OPERATING MARGIN LESS CREDIT COSTS                495         425      16       1,492       1,351      10
(BENEFITS)..............................
Restructuring Charge....................           54           -      NM          54           -      NM
                                             ----------------------------------------------------------------
INCOME BEFORE TAXES.....................          441         425       4       1,438       1,351       6
Income Taxes............................           51          89     (43)        177         199     (11)
                                             ----------------------------------------------------------------
NET INCOME..............................      $   390        $336      16      $1,261      $1,152       9
-------------------------------------------------------------------------------------------------------------
Average Assets (In Billions of Dollars).          $75         $61      23         $70         $58      21
Return on Assets (%)....................         2.06        2.19       -        2.41        2.65       -
-------------------------------------------------------------------------------------------------------------
Excluding Restructuring Charge:
Income..................................         $422        $336      26      $1,293      $1,152      12
Return on Assets (%)....................         2.23        2.19       -        2.47        2.65       -
-------------------------------------------------------------------------------------------------------------

(A)   Reclassified to conform to the latest quarter's presentation.
NM    Not meaningful, as percentage equals or exceeds 100%.

--------------------------------------------------------------------------------

Excluding the $54 million restructuring charge, Emerging Markets income before taxes of $495 million and $1.5 billion in the 1997 third quarter and nine months grew $70 million or 16% and $141 million or 10% from the comparable 1996 periods. Excluding the $32 million after-tax restructuring charge, income of $422 million and $1.3 billion in the 1997 third quarter and nine months grew $86 million or 26% and $141 million or 12% from the comparable 1996 periods. The effective income tax rates, excluding the restructuring charge, in the 1997 third quarter and nine months were 15% and 13% compared with 21% and 15% in the 1996 periods.

Adjusted revenue grew 26% and 16% in the 1997 third quarter and nine months compared with the respective 1996 periods. The increases in both periods reflected growth across a broad range of products and customers, with particular strength in trading-related revenue complemented by growth in transaction banking services revenue. Higher asset levels across the franchise mitigated the effect on revenue growth of net interest revenue spread compression. Revenue growth also reflected increases of $20 million and $49 million in the 1997 third quarter and nine months in earnings from an affiliate; the quarterly increase was primarily attributable to investment gains and dividends while the nine month improvement was primarily due to a 1997 second quarter investment dividend. Trading-related revenue in the 1997 third quarter and nine months grew $68 million and $99 million from the comparable 1996 periods, attributable to volatile currency markets in certain Asian countries. Revenue from the aggregate of net asset gains and securities transactions in the 1997 third quarter and nine months was $113 million and $401 million, up $85 million and $197 million from the comparable 1996 periods. This revenue included gains of $80 million and $58 million in the 1997 third and second quarters, respectively, related to the sale of Brazil Brady bonds, and $52 million in the 1996 first quarter related to the sale of Brazil interest bonds, a $46 million gain related to the refinancing agreement concluded with Peru in the 1997 first quarter, and a $28 million gain related to the refinancing agreement concluded with Panama in the 1996 third quarter. In each of the 1997 and 1996 periods, about 20% of the revenue in the Emerging Markets business was attributable to business from multinational companies managed jointly with Global Relationship Banking, with the revenue in the 1997 periods having grown at double-digit rates from the respective 1996 periods.

Adjusted operating expense increased 15% and 16% in the 1997 third quarter and nine months compared with the respective 1996 periods. Expense growth in both periods primarily reflected business expansion and investment spending to build the franchise, including costs associated with Citicorp's plan to gain market share in selected emerging market countries.

Credit costs (benefits) remained low in the 1997 third quarter and nine months. Credit costs in the 1997 third quarter were concentrated in Thailand. The 1997 nine months included a $50 million recovery from the refinancing agreement concluded with Peru while the 1996 nine months included recoveries of $75 million attributable to the refinancing agreements concluded with Panama, Croatia, and Slovenia.

The Emerging Markets business operates in 75 countries and territories in Latin America; Asia Pacific; and Central and Eastern Europe, the Middle East, and Africa. As referred to on page 2, a number of countries in Asia are experiencing economic volatility. The Emerging Markets business in Asia Pacific, which excludes Japan and the Indian subcontinent, includes 13 countries and territories and generated approximately 6% of Citicorp's adjusted revenue and 10% of average assets for both 1997 and 1996 third quarter and nine month periods. For the Emerging Markets business in these 13 countries and territories, no single country or territory exceeded 2% of Citicorp's adjusted revenue and average assets.

-------------------------------------------------------------------------------------------------------------
GLOBAL RELATIONSHIP BANKING
-------------------------------------------------------------------------------------------------------------
                                                 Third Quarter         %          Nine Months          %
                                             -----------------------         -----------------------
(In Millions of Dollars)                        1997      1996 (A)   Change     1997      1996 (A)   Change
-------------------------------------------------------------------------------------------------------------
Adjusted Revenue........................       $1,128        $929      21      $3,144      $2,618      20
Adjusted Operating Expense..............          775         695      12       2,208       2,009      10
                                             ----------------------------------------------------------------
OPERATING MARGIN........................          353         234      51         936         609      54
Credit Benefits.........................          (38)        (13)     NM        (137)        (27)     NM
                                             ----------------------------------------------------------------
OPERATING MARGIN PLUS CREDIT BENEFITS...          391         247      58       1,073         636      69
Restructuring Charge....................          227           -      NM         227           -      NM
                                             ----------------------------------------------------------------
INCOME BEFORE TAXES.....................          164         247     (34)        846         636      33
Income Taxes............................           33          69     (52)        273         171      60
                                             ----------------------------------------------------------------
NET INCOME..............................      $   131        $178     (26)    $   573     $   465      23
-------------------------------------------------------------------------------------------------------------
Average Assets (In Billions of Dollars).          $85         $74      15         $83         $79       5
Return on Assets (%)....................         0.61        0.96       -        0.92        0.79       -
-------------------------------------------------------------------------------------------------------------
Excluding Restructuring Charge:
Income..................................         $267        $178      50        $709        $465      52
Return on Assets (%)....................         1.25        0.96       -        1.14        0.79       -
-------------------------------------------------------------------------------------------------------------

(A)   Reclassified to conform to the latest quarter's presentation.
NM    Not meaningful, as percentage equals or exceeds 100%.
--------------------------------------------------------------------------------

Excluding the $227 million restructuring charge, Global Relationship Banking in North America, Europe, and Japan income before taxes of $391 million and $1.1 billion in the 1997 third quarter and nine months was up $144 million or 58% and $437 million or 69% compared with the respective 1996 periods. Excluding the $136 million after-tax restructuring charge, income of $267 million and $709 million in the 1997 third quarter and nine months grew $89 million or 50% and $244 million or 52% from the comparable 1996 periods. The effective income tax rates, excluding the restructuring charge, in the 1997 third quarter and nine months increased to 32% and 34% from 28% and 27% in the comparable 1996 periods.

Adjusted revenue grew 21% and 20% in the 1997 third quarter and nine months compared with the respective 1996 periods. The improved results in both 1997 periods primarily reflected higher levels of venture capital and trading-related revenue and growth in transaction banking services revenue, partially offset by net interest revenue spread compression. Trading-related revenue of $273 million and $835 million in the 1997 third quarter and nine months improved $20 million and $242 million from the comparable 1996 periods. Trading-related revenue in the 1996 nine months included a $60 million charge related to certain mortgage-backed securities activities. Venture capital revenue of $235 million and $501 million in the 1997 third quarter and nine months improved $106 million and $233 million from the comparable 1996 periods, benefiting from buoyant equity markets. Revenue also included gains of $23 million and $110 million in the 1997 and 1996 second quarters related to the disposition of an automated trading business and a $32 million gain in the 1997 first quarter related to the sale of an investment from the acquisition finance portfolio.

Adjusted operating expense grew 12% and 10% in the 1997 third quarter and nine months compared with the respective 1996 periods, and primarily reflected increased spending on technology, higher incentive compensation associated with revenue growth, and volume-related expense in transaction banking services, partially offset by a reduction associated with the disposition of a non-strategic business in the 1997 first quarter.

Credit benefits in the 1997 third quarter and nine months totaled $38 million and $137 million, compared with benefits of $13 million and $27 million in the respective 1996 periods. The improvement in both periods primarily resulted from lower write-offs while recoveries continued.

-------------------------------------------------------------------------------------------------------------
CORPORATE ITEMS
-------------------------------------------------------------------------------------------------------------
                                                 Third Quarter         %          Nine Months          %
                                             -----------------------         -----------------------
(In Millions of Dollars)                        1997      1996 (A)   Change     1997      1996 (A)   Change
                                             ----------------------------------------------------------------
Revenue.................................        $275        $269        2       $703        $710       (1)
                                             ----------------------------------------------------------------
Restructuring Charge....................          28           -       NM         28           -       NM
Other Operating Expense.................         140         111       26        386         302       28
                                             ----------------------------------------------------------------
Total Operating Expense.................         168         111       51        414         302       37
                                             ----------------------------------------------------------------
Income Before Taxes.....................         107         158      (32)       289         408      (29)
Income Taxes............................         247         201       23        691         681        1
                                             ----------------------------------------------------------------
NET LOSS................................       ($140)       ($43)      NM      ($402)      ($273)      47
-------------------------------------------------------------------------------------------------------------
Average Assets (In Billions of Dollars).          $5          $6      (17)        $7          $5       40
-------------------------------------------------------------------------------------------------------------
Excluding Restructuring Charge:
Loss....................................       ($103)       ($43)      NM      ($365)      ($273)      34
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

Revenue included investment writedowns in Latin America of $23 million in the 1997 quarter, $72 million in the nine months, and $50 million in the 1996 nine months. Expense in both the 1997 quarter and nine months reflected increases in corporate costs and employee expense. Expense in the nine months also included charges associated with performance-based stock options of $72 million and $42 million for 1997 and 1996.

Corporate Items recorded a restructuring charge of $28 million in the quarter, $17 million after-tax, principally related to the reorganization of various corporate support functions. In addition, Corporate Items income taxes included a $20 million charge related to the offset created by attributing income taxes to core business restructuring charges on a local tax-rate basis.

Citicorp's effective tax rate was 38% in both the 1997 third quarter and nine months, compared with 37% for the 1996 quarter and 38% for the nine months. Income taxes are attributed to core businesses, including their restructuring charges, on the basis of local tax rates, which resulted in effective tax rates before restructuring charges for the core businesses of 26% in both quarterly periods, and 25% for both nine month periods.

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

A diversity of funding sources, currencies, and maturities is used to gain the broadest practical access to the investor base. Citicorp deposits of $194.1 billion represented 65% of total funding at September 30, 1997, compared with $185.0 billion (66% of total funding) at December 31, 1996, and are broadly diversified by geography and customer segment. Stockholders' equity, which was $21.5 billion at September 30, 1997 compared with $20.7 billion at December 31, 1996, is also an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp (the "Parent Company") and its subsidiaries. Total long-term debt outstanding at September 30, 1997, was $20.3 billion, compared with $18.9 billion at year-end 1996.

Securitization of assets remains an important source of liquidity. Total assets securitized during the quarter were $4.0 billion, including $3.3 billion of credit cards ($3.0 billion from the U.S.) and $0.7 billion of U.S. consumer mortgages. Total assets securitized during the 1997 nine months were $7.7 billion, including $6.1 billion of credit cards ($5.8 billion in the U.S.) and $1.6 billion of U.S. consumer mortgages. As securitized credit card receivables transactions amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. During the three months ended September 30, 1997, the scheduled amortization of certain securitized credit card receivables made available $1.2 billion of new receivables ($5.0 billion for the nine months), with an additional $0.9 billion and $6.1 billion scheduled to amortize during the remainder of 1997 and in 1998, respectively.

The Parent Company is a legal entity separate and distinct from Citibank, N.A. and its other subsidiaries and affiliates. As discussed in the 1996 Annual Report and Form 10-K, there are various legal limitations on the extent to which Citicorp's subsidiaries may extend credit, pay dividends, or otherwise supply funds to Citicorp. As of September 30, 1997, under their applicable dividend limitations, Citicorp's national and state-chartered bank subsidiaries could have declared dividends to their respective parent companies without regulatory approval of approximately $3.5 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that as of September 30, 1997, its bank subsidiaries could have distributed dividends to Citicorp, directly or through their parent holding company, of approximately $3.0 billion of the available $3.5 billion.

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

In August 1997, the Financial Accounting Standards Board ("FASB") issued for comment a draft of a new accounting standard on derivatives and hedging. The new standard is intended to be issued in final form in the fourth quarter of 1997 and to become effective on January 1, 1999. As currently proposed, the new standard would significantly change the accounting treatment of end-user derivative and foreign exchange contracts by Citicorp and its customers. Depending on the underlying risk management strategy, these accounting changes could affect reported earnings, assets, liabilities, and stockholders' equity. As a result, Citicorp and the customers to which it provides derivatives and foreign exchange products may have to reconsider their risk management strategies, since the proposed new standard would not reflect the results of many of those strategies in the same manner as current accounting practice. Citicorp is in the process of evaluating the potential impact of the proposed new standard.

-------------------------------------------------------------------------------
PRICE RISK IN NON-TRADING PORTFOLIOS
-------------------------------------------------------------------------------

Earnings at risk measures the potential pretax earnings impact on non-trading activities of a specified movement in interest rates for an assumed defeasance period, which depends upon the depth of liquidity in the market and the instrument involved. The predominant assumed defeasance period used in Citicorp's earnings at risk calculations is currently four weeks. The earnings at risk is calculated separately for each currency by multiplying the repricing gap between interest sensitive items by the specified interest rate movement, and then taking into account the impact of options, both explicit and embedded. The specific rate movements are statistically derived from a two standard deviation movement, which results in a confidence level of 97.7%. As of September 30, 1997, the derived two standard deviation rate movement used in determining the U.S. dollar earnings at risk using a four week defeasance period was 63 basis points.

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

Citicorp's primary non-trading price risk exposure is to worldwide movements in U.S. dollar interest rates. The table below illustrates that as of September 30, 1997 a two standard deviation increase in U.S. dollar interest rates had a potential negative impact on Citicorp's pretax earnings of approximately $193 million for the following twelve months and approximately $220 million on a discounted full life basis.

-------------------------------------------------------------------------------------------------------------
U.S. DOLLAR EARNINGS AT RISK
-------------------------------------------------------------------------------------------------------------

                                                                                Assuming a Rate Movement of
                                                                                -----------------------------
                                                                                Two Standard   Two Standard
                                                                                  Deviation     Deviation
IMPACT ON PRETAX EARNINGS (In Millions of Dollars at September 30, 1997)          Increase       Decrease
-------------------------------------------------------------------------------------------------------------
Overnight to Three Months...................................................         ($70)          $72
Four to Six Months..........................................................          (53)           67
Seven to Twelve Months......................................................          (70)           84
                                                                                -----------------------------
TOTAL OVERNIGHT TO TWELVE MONTHS............................................         (193)          223
Year Two....................................................................          (97)           97
Year Three..................................................................          (32)           23
Year Four...................................................................           27           (39)
Year Five and Beyond........................................................           81          (107)
Effect of Discounting.......................................................           (6)           16
                                                                                -----------------------------
TOTAL ......................................................................        ($220)         $213
-------------------------------------------------------------------------------------------------------------

The following table summarizes Citicorp's twelve month U.S. dollar earnings at risk at recent quarter-ends.

-------------------------------------------------------------------------------------------------------------
TWELVE MONTH U.S. DOLLAR EARNINGS AT RISK
-------------------------------------------------------------------------------------------------------------
IMPACT ON PRETAX EARNINGS                           Sept. 30,   June 30,   Mar. 31,    Dec. 31,   Sept. 30,
(In Millions of Dollars)                              1997        1997       1997        1996       1996

-------------------------------------------------------------------------------------------------------------
Assuming a Rate Movement of:
    Two Standard Deviation Increase............       ($193)      ($205)     ($174)      ($165)     ($204)
    Two Standard Deviation Decrease............         223         235        204         191        206
-------------------------------------------------------------------------------------------------------------

The tables on page 20 illustrate that Citicorp's pretax earnings over the next 12 months in its non-trading activities would be reduced from an increase in interest rates and benefit from a decrease in interest rates. This primarily reflects the utilization of receive-fixed interest rate swaps and similar instruments to effectively modify the repricing characteristics of certain consumer and commercial loan portfolios, funding, and long-term debt. Excluding the effects of these instruments, Citicorp's pretax earnings over the next 12 months in its non-trading activities would have benefited $103 million from a two standard deviation increase in interest rates and been reduced $80 million from a similar decrease in interest rates at September 30, 1997.

During the 1997 third quarter, the U.S. dollar earnings at risk for the following 12 months to a two standard deviation increase in rates had a potential negative impact which ranged from approximately $145 million to $193 million in the aggregate at each month end, compared with a range from $116 million to $204 million during the full year 1996. The first table on page 20 also illustrates that the risk profile within the three-year time horizon was directionally similar, but reverses in subsequent periods. This reflects the fact that the majority of the derivative instruments utilized to modify repricing characteristics as described above will mature within three years. Additional detail regarding these derivative instruments may be found on page 40.

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

--------------------------------------------------------------------------------
PRICE RISK IN TRADING PORTFOLIOS
--------------------------------------------------------------------------------


The price risk of trading activities is measured using the potential loss amount method, which estimates the sensitivity of the value of trading activities to changes in various market factors, such as interest and foreign exchange rates, over the period necessary to close the position (generally one day). This measurement includes the foreign exchange risks that arise in traditional banking businesses as well as explicit trading positions. The method considers the probability of movements of these market factors (as derived from a two standard deviation movement), adjusted for correlation among them within each trading center.

During the 1997 nine months, the potential loss amount in the trading portfolios averaged $58 million pretax in the aggregate for Citicorp's major trading centers and the monthly averages of daily exposures ranged from approximately $42 million to $65 million, which is similar to the range in 1996. The level of exposure taken is a function of the market environment, and expectations of future price and market movements; and will vary from period to period. The trading-related revenue for the 1997 third quarter was $660 million compared with $511 million in the second quarter and $547 million in the 1996 third quarter (see "Trading-Related Revenue" on page 27). For the nine months, trading-related revenue was $1.8 billion in 1997 and $1.4 billion in 1996.

--------------------------------------------------------------------------------
ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------


The table on page 22 presents the estimated fair value in excess of (less than) carrying value of Citicorp's financial instruments as defined in accordance with applicable requirements, including financial assets and liabilities recorded on the balance sheet as well as off-balance sheet instruments such as derivative and foreign exchange contracts and credit card securitizations. To better reflect Citicorp's values subject to market risk and to illustrate the interrelationships that characterize risk management strategies, the table on page 22 also provides estimated fair value data for the expected time period until runoff of existing deposits with no fixed maturity.

-------------------------------------------------------------------------------------------------------------
ESTIMATED FAIR VALUE IN EXCESS OF (LESS THAN) CARRYING VALUE
-------------------------------------------------------------------------------------------------------------
                                                    Sept. 30,   June 30,   Mar. 31,    Dec. 31,   Sept. 30,
(In Billions of Dollars)                              1997        1997       1997        1996       1996
-------------------------------------------------------------------------------------------------------------
Assets and Liabilities (A).....................        $6.2        $6.2       $6.2        $5.5       $5.5
End-User Derivative and Foreign Exchange Contracts      0.5         0.1       (0.7)        0.3       (0.2)
Credit Card Securitizations (A) (B)............        (0.2)        0.1        0.3         0.4        0.5
                                                   ----------------------------------------------------------
                                                        6.5         6.4        5.8         6.2        5.8
Deposits with No Fixed Maturity (C)............         2.9         3.0        3.1         2.7        3.0
                                                   ----------------------------------------------------------
TOTAL..........................................        $9.4        $9.4       $8.9        $8.9       $8.8
-------------------------------------------------------------------------------------------------------------

(A) Commencing March 31, 1997, amounts include the effect of restoring to the allowance for credit losses a $373 million reserve that had previously been attributed to securitized credit card receivables, as described on page 30.
(B) Represents the estimated (shortfall) excess in fair value of the underlying receivables and investor certificates, which is derived by Citicorp in the form of excess servicing, and principally arises from fixed rates payable to certificate holders.
(C) Represents the estimated excess fair value related to the expected time period until runoff of existing deposits with no fixed maturity on the balance sheet, without assuming any regeneration of balances, based on the estimated difference between the cost of funds on these deposits and the cost of funds from alternative sources.

The quarterly fluctuations among financial instruments are primarily due to changes in the interest rate environment in the U.S. and other countries. Generally in declining interest rate environments, as experienced in the 1997 second and third quarters and the 1996 fourth quarter, the fair value of Citicorp's assets and liabilities, deposits with no fixed maturity and credit card securitizations (primarily fixed rate investor certificates) tend to decline, while the value of derivative contracts tend to increase. Correspondingly, in increasing interest rate environments as experienced in the 1997 first quarter, generally, the fair value of assets and liabilities, deposits with no fixed maturity and credit card securitizations tend to increase, while the value of derivative contracts tend to decline. In addition, fair values may vary from period to period based on changes in a variety of other factors including credit quality, market perceptions of value, and the changing composition of assets and liabilities.

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

--------------------------------------------------------------------------------
                                       Sept. 30,     June 30,       Dec. 31,
CITICORP RATIOS                          1997          1997           1996
--------------------------------------------------------------------------------
Tier 1 Capital......................       8.25%         8.18%         8.39%
Total Capital (Tier 1 and Tier 2)...      12.16         11.96         12.23
Leverage (A)........................       7.14          7.30          7.42
Common Stockholders' Equity.........       6.53          6.41          6.63
--------------------------------------------------------------------------------

(A) Tier 1 capital divided by adjusted average assets.
--------------------------------------------------------------------------------


Citicorp continued to maintain a strong capital position during the 1997 third quarter. Total capital (Tier 1 and Tier 2) amounted to $30.4 billion at September 30, 1997 representing 12.16% of net risk-adjusted assets. This compares with $30.1 billion and 11.96% at June 30, 1997 and $28.9 billion and 12.23% at December 31, 1996. Tier 1 capital of $20.7 billion at September 30, 1997 represented 8.25% of net risk-adjusted assets, compared with $20.6 billion and 8.18% at

June 30, 1997 and $19.8 billion and 8.39% at December 31, 1996. The
Tier 1 capital ratio at September 30, 1997 was within Citicorp's target range of 8.00% to 8.30%.

The excess of Tier 1 capital generated during a period reduced by capital utilized for business expansion is referred to as "free capital." As shown in the table below, Citicorp generated $2.3 billion and $2.6 billion of Tier 1 capital for the nine months of 1997 and 1996, respectively, of which $1.2 billion and $0.4 billion, respectively, was used to fund the growth in customer-driven risk-adjusted assets. Citicorp generated $1.2 billion of free capital in the nine months of 1997.

--------------------------------------------------------------------------------
FREE CAPITAL
--------------------------------------------------------------------------------

                                                                                        Nine Months
                                                                                -----------------------------
(In Millions of Dollars)                                                            1997           1996
-------------------------------------------------------------------------------------------------------------
TIER 1 CAPITAL GENERATED:

Net Income..................................................................       $2,530        $2,801
Issuances/Other (A).........................................................          634           552
Cash Dividends Declared.....................................................         (832)         (762)
                                                                                -----------------------------
TOTAL TIER 1 CAPITAL GENERATED..............................................        2,332         2,591
Capital Utilized for Growth in Net Risk-Adjusted Assets.....................       (1,176)         (437)
                                                                                -----------------------------
FREE CAPITAL GENERATED......................................................       $1,156        $2,154
-------------------------------------------------------------------------------------------------------------

(A) Includes issuance of common stock under various employee benefit plans and the dividend reinvestment plan. 1997 also reflects issuance of guaranteed preferred beneficial interests in subordinated debt and the redemption of Series 14 Preferred Stock.
--------------------------------------------------------------------------------


In order to return available free capital to its shareholders, Citicorp initiated a common stock repurchase program in June 1995. During 1996, the program was expanded to a total authorization of $8.5 billion through December 31, 1998. During the nine months of 1997 and 1996, Citicorp repurchased 12.7 million and 28.0 million shares of common stock under the repurchase program using capital of $1.5 billion ($116.34 average cost per share) and $2.3 billion ($80.45 average cost per share), respectively. Since the program was initiated, Citicorp has repurchased 71.9 million shares of common stock through September 30, 1997, using capital of $6.1 billion. The amount of free capital is impacted by a number of factors including the level of income, issuances, dividends, and changes in risk-adjusted assets.

Common stockholders' equity increased a net $111 million during the third quarter of 1997 to $19.6 billion at September 30, 1997, representing 6.53% of assets, compared with 6.41% at June 30, 1997 and 6.63% at December 31, 1996. The increase in common stockholders' equity during the quarter principally reflected net income and the issuance of stock under various employee benefit plans, partially offset by dividends declared on common and preferred stock and shares repurchased under the common stock repurchase program. The increase in the common stockholders' equity ratio during the third quarter of 1997 reflected the above items as well as the reduction in total assets during the quarter.

During the first quarter of 1997, Citicorp redeemed the $175 million Series 14 Preferred Stock and issued an additional $450 million of guaranteed preferred beneficial interests in Citicorp subordinated debt (commonly known as "trust preferred securities"). The guaranteed preferred beneficial interests outstanding at September 30 and June 30, 1997 of $750 million, including $300 million issued in 1996, qualify as Tier 1 capital and are included in long-term debt on the balance sheet. For the nine months ended September 30, 1997, interest expense on the guaranteed preferred beneficial interests amounted to $43 million.

-------------------------------------------------------------------------------------------------------------
COMPONENTS OF RISK-BASED CAPITAL UNDER REGULATORY GUIDELINES
-------------------------------------------------------------------------------------------------------------
                                                                    Sept. 30,     June 30,       Dec. 31,
(In Millions of Dollars)                                              1997          1997           1996
-------------------------------------------------------------------------------------------------------------
TIER 1 CAPITAL
Common Stockholders' Equity...................................        $19,617       $19,506       $18,644
Perpetual Preferred Stock.....................................          1,903         1,903         2,078
Guaranteed Preferred Beneficial Interests in Subordinated Debt            750           750           300
Minority Interest.............................................            101            98            91
Less: Net Unrealized Gains  --  Securities Available for Sale (A)        (954)         (952)         (676)
Intangible Assets (B).........................................           (320)         (339)         (328)
50% Investment in Certain Subsidiaries (C)....................           (446)         (336)         (313)
                                                                  -------------------------------------------
TOTAL TIER 1 CAPITAL..........................................         20,651        20,630        19,796
                                                                  -------------------------------------------
TIER 2 CAPITAL

Allowance for Credit Losses (D)...............................          3,163         3,186         2,982
Qualifying Debt (E)...........................................          7,057         6,662         6,405
Less: 50% Investment in Certain Subsidiaries (C)..............           (446)         (336)         (313)
                                                                  -------------------------------------------
TOTAL TIER 2 CAPITAL..........................................          9,774         9,512         9,074
                                                                  -------------------------------------------

TOTAL CAPITAL (TIER 1 AND TIER 2).............................        $30,425       $30,142       $28,870
-------------------------------------------------------------------------------------------------------------
NET RISK-ADJUSTED ASSETS (F)..................................       $250,241      $252,065      $236,073
-------------------------------------------------------------------------------------------------------------

(A) Tier 1 capital excludes unrealized gains and losses on securities available for sale in accordance with regulatory risk-based capital guidelines.
(B)   Includes goodwill and certain other identifiable intangible assets.
(C)   Primarily Citicorp Securities, Inc.
(D) Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.
(E) Includes qualifying senior and subordinated debt in an amount not exceeding 50% of Tier 1 capital, and subordinated capital notes subject to certain limitations.
(F) Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $11.9 billion for interest rate, commodity and equity derivative contracts, and foreign exchange contracts, as of September 30, 1997, compared with $10.3 billion as of June 30, 1997 and $9.8 billion as of December 31, 1996. Net risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses.
--------------------------------------------------------------------------------


As discussed in the 1996 Annual Report and Form 10-K, Citicorp has entered into forward purchase agreements on its common stock, to be settled on a net basis, in order to partially offset the dilutive effects of various employee benefit plans. At Citicorp's option, such settlements may be made in shares of Citicorp's common stock or in cash. Both the number of shares covered and the forward prices of these contracts are adjusted on a quarterly basis and reflect the stock price at the time of adjustment. As of September 30, 1997, agreements were in place covering approximately $1.2 billion of Citicorp common stock (9.1 million shares) with forward prices averaging $132.45 per share. During the third quarter of 1997, settlements resulted in Citicorp receiving approximately
1.1 million shares of its common stock. If these agreements were settled based on the September 30, 1997 market price of Citicorp common stock ($133.94 per share), Citicorp would be entitled to receive approximately 0.1 million shares of its common stock.

Citicorp's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At September 30, 1997 all of Citicorp's subsidiary depository institutions were "well capitalized" under the federal bank regulatory agencies' definitions.

--------------------------------------------------------------------------------
                                           Sept. 30,     June 30,       Dec. 31,
CITIBANK, N.A. RATIOS                        1997          1997           1996
--------------------------------------------------------------------------------
Tier 1 Capital.......................         8.22%         8.16%         8.32%
Total Capital (Tier 1 and Tier 2)....        12.13         12.03         12.11
Leverage.............................         6.44          6.48          6.63
Common Stockholder's Equity..........         6.88          6.73          6.99
--------------------------------------------------------------------------------

During the third quarter of 1997, Citibank issued an additional $200 million of subordinated notes to the Parent Company that qualify for inclusion in Citibank's Tier 2 Capital. Total subordinated notes outstanding at September 30, 1997 and included in Citibank's Tier 2 Capital amounted to $5.4 billion.

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

--------------------------------------------------------------------------------
STATEMENT OF INCOME ANALYSIS
--------------------------------------------------------------------------------
NET INTEREST REVENUE (TAXABLE EQUIVALENT BASIS)

-------------------------------------------------------------------------------------------------------------
NET INTEREST REVENUE STATISTICS                     3rd Qtr.    2nd Qtr.   1st Qtr.    4th Qtr.   3rd Qtr.
(TAXABLE EQUIVALENT BASIS) (A) (B)                    1997        1997       1997        1996       1996
-------------------------------------------------------------------------------------------------------------
NET INTEREST REVENUE: (In Millions of Dollars)
U.S............................................      $1,829      $1,835     $1,862      $1,785     $1,714
Outside the U.S................................       1,624       1,619      1,587       1,699      1,616
                                                   ----------------------------------------------------------
TOTAL ADJUSTED.................................       3,453       3,454      3,449       3,484      3,330
Effect of Credit Card Securitization Activity (C)      (565)       (578)      (630)       (650)      (613)
                                                   ----------------------------------------------------------
TOTAL..........................................      $2,888      $2,876     $2,819      $2,834     $2,717
-------------------------------------------------------------------------------------------------------------
AVERAGE INTEREST-EARNING ASSETS: (In Billions of
Dollars)
U.S............................................       $123.8      $127.2     $123.2      $120.2     $118.7
Outside the U.S................................        156.7       150.1      144.1       142.0      140.1
                                                   ----------------------------------------------------------
TOTAL ADJUSTED.................................        280.5       277.3      267.3       262.2      258.8
Securitized Credit Card Receivables (C)........        (24.8)      (24.7)     (25.1)      (25.9)     (26.2)
                                                   ----------------------------------------------------------
TOTAL..........................................       $255.7      $252.6     $242.2      $236.3     $232.6
-------------------------------------------------------------------------------------------------------------
ADJUSTED NET INTEREST MARGIN:..................
U.S............................................       5.86%       5.79%      6.13%       5.90%      5.75%
Outside the U.S................................       4.11%       4.33%      4.47%       4.76%      4.59%
                                                   ----------------------------------------------------------
TOTAL ADJUSTED.................................       4.88%       5.00%      5.23%       5.28%      5.12%
Effect of Credit Card Securitization Activity (C)     (.40)%      (.43)%     (.51)%      (.51)%     (.47)%
                                                   ----------------------------------------------------------
TOTAL..........................................       4.48%       4.57%      4.72%       4.77%      4.65%
-------------------------------------------------------------------------------------------------------------

(A) Includes allocations for capital and funding costs based on the location of the asset.
(B) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.
(C) See page 33 for discussion of the effect of credit card securitization activity.
--------------------------------------------------------------------------------

Net interest revenue of $2.9 billion in the 1997 third quarter increased 6% from the 1996 third quarter reflecting a 10% increase in interest-earning assets, partially offset by a 17 basis point decline in the net interest margin. Net interest revenue and net interest margin were reduced in all periods by the effect of credit card securitization activity. Adjusted net interest revenue in the quarter of $3.5 billion increased 4% from the year-ago period. The adjusted net interest margin decreased to 4.88% from 5.00% in the 1997 second quarter and 5.12% in the 1996 third quarter.

In the U.S., the adjusted net interest margin of 5.86% in the quarter increased from 5.79% in the 1997 second quarter and 5.75% in the 1996 third quarter. The increase from the 1997 second quarter was primarily the result of a decrease in the level of lower yielding securities, partially offset by lower spreads in U.S. bankcards reflecting previously implemented pricing changes. The increase in the net interest margin from the 1996 third quarter reflected a one time charge of $64 million related to the U.S. Savings Association Insurance Fund in the 1996 third quarter as well as higher spreads in the Citibanking business, partially offset by lower spreads on the U.S. bankcards portfolio and spread compression in Global Relationship Banking.

Outside the U.S., the net interest margin of 4.11% in the quarter decreased from 4.33% in the second quarter and 4.59% in the 1996 third quarter. The decrease in the net interest margin primarily reflected spread compression in Corporate Banking businesses, and in the Consumer business in Asia Pacific. Net interest revenue from activities outside the U.S. represented 47% of total adjusted net interest revenue in the 1997 third quarter.

The $21.7 billion or 8% increase in adjusted average interest-earning assets in the 1997 third quarter from the year-ago period was mainly attributable to higher levels of commercial loans outside the U.S., consumer loans in the U.S., as well as securities both in and outside the U.S.

-------------------------------------------------------------------------------------------------------------
FEE AND COMMISSION REVENUE
-------------------------------------------------------------------------------------------------------------
                                                 Third Quarter                    Nine Months
                                             -----------------------   %     -----------------------   %
(In Millions of Dollars)                        1997      1996 (A)   Change     1997      1996 (A)   Change
-------------------------------------------------------------------------------------------------------------
GLOBAL CONSUMER:
Citibanking.............................      $   301     $   259      16      $  863      $  773      12
Cards...................................          487         476       2       1,450       1,348       8
Private Bank............................          130          99      31         359         303      18
                                             ----------------------------------------------------------------
                                                  918         834      10       2,672       2,424      10
GLOBAL CORPORATE BANKING AND OTHER......          537         486      10       1,522       1,463       4
                                             ----------------------------------------------------------------
TOTAL ADJUSTED..........................        1,455       1,320      10       4,194       3,887       8
Effect of Credit Card Securitization
  Activity (B) .........................           23          43     (47)         77         137     (44)
                                             ----------------------------------------------------------------
TOTAL...................................       $1,478      $1,363       8      $4,271      $4,024       6
-------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL INFORMATION:

Consumer Business in Emerging Markets...       $  315      $  265      19      $  902      $  784      15
Consumer Business in Developed Markets..          603         569       6       1,770       1,640       8
                                             ----------------------------------------------------------------
                                               $  918      $  834      10      $2,672      $2,424      10
-------------------------------------------------------------------------------------------------------------

(A)   Reclassified to conform to latest quarter's presentation.
(B) See page 33 for discussion of the effect of credit card securitization activity.
--------------------------------------------------------------------------------

Total fee and commission revenue of $1.5 billion for the 1997 third quarter and $4.3 billion for the nine months increased $115 million or 8% and $247 million or 6% from the comparable 1996 periods. Fee and commission revenue was increased in all periods presented by the effect of credit card securitization activity. Adjusted for the effect of credit card securitization activity, fee and commission revenue was up 10% and 8% from the year-ago periods.

Fee and commission revenue in the Global Consumer businesses was up 10% in both the quarter and nine month periods. Growth in emerging markets revenue in the quarter reflected strong results in all businesses, especially the Private Bank and Citibanking, particularly in Asia Pacific. For the nine months, emerging markets revenue growth was led by Cards and Citibanking, as well as Private Banking in Asia Pacific. In the developed markets, increased fee and commission revenue in the quarter reflected improved performance by Citibanking and the Private Bank, and in the nine months increased in all businesses.

Global Corporate Banking business fee and commission revenue was up 10% in the quarter and 4% in the year-to-date, primarily reflecting growth in transaction banking services and corporate finance fees in Global Relationship Banking in North America.

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

-------------------------------------------------------------------------------------------------------------
TRADING-RELATED REVENUE                          Third Quarter         %          Nine Months          %
                                             -----------------------         -----------------------
(In Millions of Dollars)                        1997      1996 (A)   Change     1997      1996 (A)   Change
-------------------------------------------------------------------------------------------------------------
BY BUSINESS SECTOR:
Global Corporate Banking:
    Emerging Markets....................        $291        $223       30     $   691     $   592      17
    Global Relationship Banking.........         273         253        8         835         593      41
                                             ----------------------------------------------------------------
Total Global Corporate Banking..........         564         476       18       1,526       1,185      29
Global Consumer and Other...............          96          71       35         234         181      29
                                             ----------------------------------------------------------------
TOTAL...................................        $660        $547       21      $1,760      $1,366      29
-------------------------------------------------------------------------------------------------------------

BY TRADING ACTIVITY:
Foreign Exchange (B)....................        $377        $249       51     $   924     $   686      35
Derivative (C)..........................         145         163      (11)        421         447      (6)
Fixed Income (D)........................          46          42       10         190          24      NM
Other...................................          92          93       (1)        225         209       8
                                             ----------------------------------------------------------------
TOTAL...................................        $660        $547       21      $1,760      $1,366      29
-------------------------------------------------------------------------------------------------------------
BY INCOME STATEMENT LINE:
Foreign Exchange........................        $435        $221       97      $1,043     $   640      63
Trading Account.........................         134         224      (40)        429         420       2
Other (E)...............................          91         102      (11)        288         306      (6)
                                             ----------------------------------------------------------------
TOTAL...................................        $660        $547       21      $1,760      $1,366      29
-------------------------------------------------------------------------------------------------------------

(A)   Reclassified to conform to the latest quarter's presentation.
(B) Foreign exchange activity includes foreign exchange spot, forward, and option contracts.
(C) Derivative activity primarily includes interest rate and currency swaps, options, financial futures, and equity and commodity contracts.
(D) Fixed income activity principally includes debt instruments including government and corporate debt as well as mortgage assets.
(E)   Primarily net interest revenue.
NM    Not meaningful, as percentage equals or exceeds 100%.
--------------------------------------------------------------------------------

Trading-related revenue in the 1997 third quarter and nine months increased $113 million and $394 million from the respective 1996 periods. The increases primarily reflected higher foreign exchange activity and, in the nine months, improved fixed income results.

Foreign exchange revenue of $377 million and $924 million in the 1997 third quarter and nine months increased $128 million and $238 million from the comparable 1996 periods. The improvements were driven by volatility in certain Asian currencies, coupled with unusually low results in the 1996 periods attributable to listless foreign exchange markets in the major currencies.

Derivative revenue of $145 million and $421 million in the 1997 third quarter and nine months declined $18 million and $26 million from the comparable 1996 periods. While customer demand for risk-management products continued during the periods, revenue declined primarily due to less favorable market conditions which resulted in a change in the mix of products, narrower spreads, and lower trading opportunities.

Fixed income revenue of $46 million in the 1997 third quarter improved $4 million from the comparable 1996 period. Fixed income revenue of $190 million in the 1997 nine months increased $166 million from the unusually low 1996 period, when results were adversely affected by volatile interest rates in North America and a $60 million mortgage-backed securities charge.

Levels of trading-related revenue may fluctuate in the future as a result of market conditions and other factors.

--------------------------------------------------------------------------------
SECURITIES TRANSACTIONS
--------------------------------------------------------------------------------


Net gains from the sale of securities were $186 million in the third quarter and $418 million in the nine months of 1997, compared with $5 million and $146 million in the comparable 1996 periods. The net gains in the third quarter of 1997 reflected gross realized gains of $198 million ($456 million for the nine months) and gross realized losses of $12 million ($38 million for the nine months). The 1997 third quarter and nine months included realized gains of $80 million and $138 million, respectively, related to the sale of Government of Brazil Brady bonds. The nine months of 1996 included a realized gain of $52 million from the sale of Brazil interest bonds.

The fair values of securities may fluctuate over time based on general market conditions as well as events and trends affecting specific securities.

-------------------------------------------------------------------------------------------------------------
OTHER REVENUE
-------------------------------------------------------------------------------------------------------------
                                                 Third Quarter                    Nine Months
                                             -----------------------   %     -----------------------   %
(In Millions of Dollars)                        1997        1996     Change     1997        1996     Change
-------------------------------------------------------------------------------------------------------------
Credit Card Securitization Activity.....        $134        $210      (36)     $  417      $  658     (37)
Venture Capital.........................         235         129       82         501         274      83
Affiliate Earnings......................          51          43       19         222         188      18
Net Asset Gains and Other Items.........          12         106      (89)        204         359     (43)
                                             ----------------------------------------------------------------
TOTAL...................................        $432        $488      (11)     $1,344      $1,479      (9)
-------------------------------------------------------------------------------------------------------------


The decrease in revenue related to credit card securitization activity in the 1997 third quarter principally reflected higher net credit loss rates, a decline in the net interest margin, and lower average securitized volumes. The decrease in revenue in the 1997 nine months resulted from higher net credit loss rates and lower average securitized volumes, partially offset by an improved net interest margin. Additionally, commencing with the 1997 first quarter, revenue from credit card securitization activity includes net credit losses on loans held for sale, which totaled $30 million and $95 million in the quarter and nine months. The effect of credit card securitization activity is discussed in more detail on page 33.

Venture capital revenue of $235 million and $501 million in the 1997 quarter and nine months improved $106 million and $227 million from the 1996 periods, benefiting from continued buoyant equity markets. Investments of venture capital subsidiaries are carried at fair value and revenue volatility can occur in the future, based on general market conditions as well as events and trends affecting specific venture capital investments.

Affiliate earnings in the 1997 nine months improved by $34 million compared to the prior year, primarily due to an investment dividend.

Net asset gains and other items declined by $94 million compared to the 1996 third quarter due to a $23 million investment writedown in Latin America, and gains during the 1996 period related to the sale of the consumer mortgage portfolio in the United Kingdom ($42 million) and the Panama refinancing agreement ($28 million). Revenue in the 1997 nine months reflected a $46 million gain related to the refinancing agreement concluded with Peru, a $32 million gain related to the sale of an investment from the acquisition finance portfolio by Global Relationship Banking, and a $23 million gain related to the disposition of an automated trading business, partially offset by investment writedowns of $72 million in Latin America. Revenue in the nine months of 1996 also included a $110 million gain from the second quarter sale of an automated trading business and a gain related to the disposition of a portion of Citicorp's holding in an Asian affiliate, partially offset by an investment writedown of $50 million in Latin America.

--------------------------------------------------------------------------------
PROVISION AND CREDIT LOSS RESERVES
--------------------------------------------------------------------------------


The provision for credit losses of $486 million and $1.4 billion in the 1997 third quarter and nine months increased $37 million or 8% from the 1996 quarter and was essentially unchanged from the 1996 nine months. Both the quarter and nine months reflect higher net write-offs partially offset by lower additional provisions in the Global Consumer business, while Global Corporate Banking net write-offs increased in the quarter -- reflecting $54 million of recoveries a year ago associated with the refinancing agreements completed with Panama and Croatia -- but improved in the 1997 nine months.

Details of net write-offs, additional provision, and the provision for credit losses are included in the following table:

-------------------------------------------------------------------------------------------------------------
NET WRITE-OFFS, ADDITIONAL PROVISION, AND PROVISION FOR CREDIT LOSSES
-------------------------------------------------------------------------------------------------------------
                                                                   Third Quarter           Nine Months
                                                               ----------------------------------------------
(In Millions of Dollars)                                          1997       1996        1997       1996
-------------------------------------------------------------------------------------------------------------
NET WRITE-OFFS (RECOVERIES):
Global Consumer (A).......................................         $860       $800      $2,678     $2,276
Global Corporate Banking..................................            9        (41)        (53)        (1)
                                                               ----------------------------------------------
TOTAL ADJUSTED NET WRITE-OFFS.............................          869        759       2,625      2,275
Effect of Credit Card Securitization Activity.............         (408)      (360)     (1,279)    (1,003)
                                                               ----------------------------------------------
TOTAL.....................................................         $461       $399      $1,346     $1,272
-------------------------------------------------------------------------------------------------------------
ADDITIONAL PROVISION:
Global Consumer...........................................          $25        $50         $75       $150
                                                               ----------------------------------------------
TOTAL.....................................................          $25        $50         $75       $150
-------------------------------------------------------------------------------------------------------------

PROVISION FOR CREDIT LOSSES:
Global Consumer...........................................         $477       $490      $1,474     $1,423
Global Corporate Banking..................................            9        (41)        (53)        (1)
                                                               ----------------------------------------------
TOTAL.....................................................         $486       $449      $1,421     $1,422
-------------------------------------------------------------------------------------------------------------

(A) Adjusted for the effect of credit card securitization activity, including the effect related to credit card receivables held for sale commencing with the 1997 first quarter (see page 33).
--------------------------------------------------------------------------------


Global Consumer net write-offs, adjusted for the effect of credit card securitization activity, in the 1997 third quarter and nine months were $860 million and $2.7 billion, up from $800 million and $2.3 billion in the 1996 periods, principally due to higher losses in U.S. bankcards. The Global Consumer provision for credit losses included an additional provision in excess of net write-offs of $25 million in the 1997 third quarter and $75 million in the nine months, compared with $50 million and $150 million in the 1996 periods. Net write-offs and the total provision may increase from 1997 third quarter levels as a result of credit performance of the portfolios (including bankruptcies), economic conditions, and other changes in portfolio levels. See "Consumer Portfolio Review" on page 11 for an additional discussion.

Global Corporate Banking net write-offs in the 1997 third quarter were $9 million and compared with net recoveries of $41 million in the 1996 third quarter, which included recoveries of $54 million related to the refinancing agreements concluded with Panama and Croatia. Excluding the refinancing recoveries, higher net write-offs in the Emerging Markets were offset by lower net write-offs in Global Relationship Banking. Global Corporate Banking net recoveries in the 1997 nine months of $53 million (which included a $50 million recovery in the 1997 first quarter from the refinancing agreement concluded with
Peru) improved $52 million from the 1996 nine months (which included recoveries of $75 million from the refinancing agreements concluded with Panama and Croatia in the third quarter, and Slovenia in the second quarter) due to lower write-offs and continued recoveries. There were no material credit losses related to derivative and foreign exchange contracts or standby letters of credit and guarantees in either quarter or nine-month period. Emerging Markets write-offs in the 1997 third quarter included $20 million related to derivative and foreign exchange contracts. Citicorp does not expect to continue to experience net recoveries in the Global Corporate Banking portfolio, and net write-offs may increase from the current low levels.

All identified losses are immediately written off and the entire allowance is available to absorb all probable credit losses inherent in the portfolio. For analytical purposes only, Citicorp attributes the reserve to the credit exposures as detailed in the table below.

-------------------------------------------------------------------------------------------------------------
CREDIT LOSS RESERVES (A)
-------------------------------------------------------------------------------------------------------------
                                                                    Sept. 30,     Dec. 31,      Sept. 30,
(Dollars In Millions)                                                 1997          1996           1996
-------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES:
Global Consumer...............................................       $2,470        $2,079        $2,036
Global Corporate Banking......................................        3,329         3,424         3,424
                                                                  -------------------------------------------
TOTAL ALLOWANCE FOR CREDIT LOSSES.............................        5,799         5,503         5,460
Reserves for Off-Balance Sheet Credit Exposures...............          189           473           481
                                                                  -------------------------------------------
TOTAL CREDIT LOSS RESERVES....................................       $5,988        $5,976        $5,941
-------------------------------------------------------------------------------------------------------------
ALLOWANCE AS A PERCENT OF TOTAL LOANS:
Global Consumer...............................................        2.27%         1.86%         1.92%
Global Corporate Banking......................................        4.60%         5.46%         5.44%
TOTAL.........................................................        3.20%         3.15%         3.23%
-------------------------------------------------------------------------------------------------------------

(A) In the first quarter of 1997, to be consistent with industry practice, Citicorp changed the apportionment and display of credit loss reserves to report (1) $50 million in Other Liabilities attributable to standby letters of credit and guarantees, and (2) $50 million deducted from Trading Account Assets attributable to derivative and foreign exchange contracts, and (3) to restore to the Allowance for Credit Losses $373 million that had previously been attributed to securitization transactions where the exposure to credit losses is contractually limited to the cash flows from the securitized receivables. Reserves for off-balance sheet credit exposures at September 30, 1997 consist of $50 million included in Other Liabilities and $50 million deducted from Trading Account Assets and also include $89 million deducted from Other Assets attributable to mortgage loans sold with recourse.Prior period amounts have not been reclassified.
--------------------------------------------------------------------------------


The allowance for credit losses and the reserves for off-balance sheet credit exposures totaled $6.0 billion as of September 30, 1997 and December 31, 1996, up from $5.9 billion at September 30, 1996. The increase in the reserves primarily reflected continued reserve building, partially offset by the effect of foreign currency translation.

Uncertainty related to the credit and economic environment, as well as higher loan volumes in the worldwide Global Consumer portfolios, may result in further increases in the allowance for credit losses attributable to the Global Consumer business.

--------------------------------------------------------------------------------
OPERATING EXPENSE
--------------------------------------------------------------------------------


Operating expense was $4.2 billion and $10.6 billion in the 1997 third quarter and nine months, and reflected the $889 million restructuring charge discussed in the following section. Operating expense excluding the restructuring charge was $3.3 billion and $9.7 billion in the 1997 third quarter and nine months, up $270 million and $774 million, or 9%, from the comparable 1996 periods. The increases were principally related to business activities in the emerging markets, a 12% and 13% increase from the 1996 quarter and nine month periods, while expense related to developed markets businesses was up 7% and 6% from the 1996 periods. Excluding the effect of foreign currency translation resulting from a strengthened U.S. dollar, operating expense increased 12% in the quarter and 11% in the nine month period.

Employee expense was $1.7 billion in the third quarter and $4.9 billion in the nine months, up $95 million or 6% and $355 million or 8% from the 1996 periods. The increases primarily reflected salary increases, higher staff levels related to business expansion in the emerging markets, and an increase of $44 million in the 1997 nine months associated with the vesting of the performance-based stock options. Staff levels of 92,500 at September 30, 1997 increased 3,500 (2,000 in the emerging markets) or 4% from year-ago levels.

Net premises and equipment expense was $496 million in the quarter and $1.5 billion in the nine months, up $25 million or 5% and $98 million or 7% from 1996. Other expense was $1.2 billion and $3.3 billion in the quarter and nine months, up $150 million or 15% and $321 million or 11% from 1996. The increases primarily reflected investment spending and higher business volumes in the emerging markets. In addition, enhanced marketing initiatives in U.S. bankcards and the Private Bank, intensified U.S. bankcard collection efforts, increased spending on technology initiatives (including Year 2000 costs), and volume-related expenses in transaction banking services all contributed to the increase.

Citicorp recognizes that the arrival of the Year 2000 poses a unique worldwide challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000 and, like other companies, is assessing and repairing its computer applications and business processes to provide for their continued functionality. A process of inventory, scoping and analysis, modification, testing and certification, and implementation is under way, funded from a combination of a reprioritization of technology development initiatives and incremental costs. Citicorp does not anticipate that the related overall costs will be material to any single year or quarter.

Work is also under way to prepare for the coming European monetary union, costs of which are similarly not expected to be material.

--------------------------------------------------------------------------------
RESTRUCTURING EXPENSE
--------------------------------------------------------------------------------


During the 1997 third quarter, Citicorp recorded an $889 million charge related to cost-management programs and customer service initiatives to improve operational efficiency and productivity. These programs, which will be implemented over the next 12 to 18 months, include global operations and technology consolidation and standardization, the reconfiguration of front-end distribution processes, and the outsourcing of various technological functions. Overall, these programs are estimated to achieve pay-back within two years.

The charge includes $496 million for severance benefits and $393 million related to writedowns of equipment and premises which management has committed to dispose, lease terminations, and other exit costs. These programs are expected to be substantially completed by the end of 1998. Additional program costs that do not qualify for recognition in the charge will be expensed as incurred in the implementation of these programs over the next 12 to 18 months, but are not expected to be material. A portion of the expense savings generated by these programs will be reinvested in new products, marketing programs, and additional cost and quality initiatives to further increase revenues and reduce costs.

The $889 million charge relates to the following businesses and regions:

-------------------------------------------------------------------------------
                                                                Third Quarter
(In Millions of Dollars)                                             1997
-------------------------------------------------------------------------------
GLOBAL CONSUMER:

Citibanking.................................................         $457
Cards.......................................................           95
Private Bank................................................           28
                                                                ---------------
                                                                      580

GLOBAL CORPORATE BANKING:

Emerging Markets............................................           54
Global Relationship Banking.................................          227
                                                                ---------------
                                                                      281

Corporate Items.............................................           28
                                                                ---------------
TOTAL CITICORP..............................................         $889
-------------------------------------------------------------------------------

Developed...................................................         $704
Emerging....................................................          185
                                                                ---------------
TOTAL CITICORP..............................................         $889
-------------------------------------------------------------------------------


The $496 million for severance benefits is related to approximately 9,000 existing positions that will be reduced through the next 12 to 18 months. It is estimated that about 1,500 new positions will be added as part of this program, resulting in a net program reduction of about 7,500 jobs. The gross direct staff reductions are attributed as follows:

-------------------------------------------------------------------------------
                                                                 Gross Direct
                                                                    Staff
                                                                  Reduction
-------------------------------------------------------------------------------
Global Consumer.............................................        6,700
Global Corporate Banking....................................        1,500
Business Support (A)........................................          800
                                                                ---------------
TOTAL CITICORP..............................................        9,000
-------------------------------------------------------------------------------
(A)   Associated costs have been allocated to businesses as appropriate.
--------------------------------------------------------------------------------

Of the total $889 million restructuring charge, approximately $644 million represents a liability for future cash outflows associated with employee severance benefits, lease termination costs, and other exit costs. Citicorp does not expect that the payment of these amounts will have a significant effect on its liquidity or financial position. The remaining $245 million represents writedowns taken on assets to be disposed of, based on estimated fair values. The remaining carrying amount of these assets is not material.

--------------------------------------------------------------------------------
INCOME TAXES
--------------------------------------------------------------------------------


Income taxes were $307 million and $1.5 billion in the third quarter and nine months of 1997. The 1997 effective tax rate was 38% in both the quarter and nine month periods, compared with 37% for the 1996 quarter and 38% for the nine months. The 1996 full-year effective tax rate was 38%.

--------------------------------------------------------------------------------
EFFECT OF CREDIT CARD SECURITIZATION ACTIVITY
--------------------------------------------------------------------------------


During the nine months of 1997, $5.8 billion of U.S. credit card receivables were securitized. As of September 30, 1997, the total amount of securitized receivables, net of amortization, was $26.0 billion compared with $24.2 billion as of June 30, 1997 and $26.1 billion as of September 30, 1996.

The securitization of credit card receivables, which is described in the 1996 Annual Report and Form 10-K, does not affect the earnings reported in a period. However, securitization affects the manner in which revenue and the provision for credit losses are classified in the income statement. For securitized receivables, amounts that would otherwise be reported as net interest revenue, as fee and commission revenue, and as net credit losses on loans are instead reported as fee and commission revenue (for servicing fees) and as other revenue (for the remaining cash flows to which Citicorp is entitled, net of credit losses). Because credit losses are a component of these cash flows, Citicorp's revenues over the terms of these transactions may vary depending upon credit performance of the securitized receivables. However, Citicorp's exposure to credit losses on the securitized receivables is contractually limited to these cash flows. In addition, commencing with the first quarter of 1997, net credit losses on credit card receivables held for sale are reported as a reduction of other revenue rather than included in the provision for credit losses. The table below shows the net effect of credit card securitization activity as an increase or (decrease) to the amounts reported in the Consolidated Statement of Income and Average Balance Sheet, and under the captions of Return on Assets, Net Interest Margin, and Consumer Net Credit Loss Ratio. The adoption of Statement of Financial Accounting Standards No. 125 in the 1997 first quarter did not result in a change in the income recognition policies for credit card securitization activity due to immateriality.

-------------------------------------------------------------------------------------------------------------
                                                                   Third Quarter           Nine Months
                                                               ----------------------------------------------
(In Millions of Dollars)                                          1997       1996        1997       1996
-------------------------------------------------------------------------------------------------------------
Net Interest Revenue......................................       ($565)     ($613)    ($1,773)   ($1,798)
Fee and Commission Revenue................................          23         43          77        137
Other Revenue.............................................         134        210         417        658
Provision for Credit Losses...............................        (408)      (360)     (1,279)    (1,003)
-------------------------------------------------------------------------------------------------------------
NET INCOME IMPACT OF SECURITIZATION.......................        $  -       $  -      $    -     $    -
-------------------------------------------------------------------------------------------------------------
Average Assets (In Billions)..............................        ($25)      ($26)       ($25)      ($26)
Return on Assets..........................................         .05%       .12%        .09%       .12%
Net Interest Margin.......................................        (.40)%     (.47)%      (.44)%     (.45)%
Consumer Net Credit Loss Ratio............................        (.86)%     (.76)%      (.92)%     (.70)%
-------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME                                                  CITICORP AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
                                                                  Third Quarter           Nine Months
                                                              ----------------------------------------------
(In Millions of Dollars, Except Per Share Amounts)               1997        1996       1997        1996
------------------------------------------------------------------------------------------------------------
INTEREST REVENUE
Loans, including Fees.....................................      $4,813      $4,605     $14,084     $13,702
Deposits with Banks.......................................         258         218         727         621
Federal Funds Sold and Securities Purchased Under Resale
Agreements................................................         223         193         638         695
Securities:
    U.S. Treasury and Federal Agencies....................          62          58         239         170
    State and Municipal...................................          35          21         102          62
    Other, including dividends (Principally in offices
    outside the U.S.).....................................         448         373       1,320       1,039
Trading Account Assets....................................         236         347         751       1,053
Loans Held for Sale (A)...................................         120           -         332           -
                                                              ----------------------------------------------
Total Interest Revenue....................................       6,195       5,815      18,193      17,342
                                                              ----------------------------------------------

INTEREST EXPENSE
Deposits..................................................       2,438       2,256       7,088       6,610
Trading Account Liabilities...............................          78         105         227         243
Purchased Funds and Other Borrowings......................         468         401       1,333       1,349
Long-Term Debt............................................         335         344       1,002       1,018
                                                             ----------------------------------------------
Total Interest Expense....................................       3,319       3,106       9,650       9,220
                                                             ----------------------------------------------

                                                             ----------------------------------------------
NET INTEREST REVENUE......................................       2,876       2,709       8,543       8,122
                                                             ----------------------------------------------
PROVISION FOR CREDIT LOSSES...............................         486         449       1,421       1,422
                                                             ----------------------------------------------
NET INTEREST REVENUE AFTER PROVISION FOR CREDIT LOSSES....       2,390       2,260       7,122       6,700
                                                             ----------------------------------------------

FEES, COMMISSIONS, AND OTHER REVENUE
Fees and Commissions......................................       1,478       1,363       4,271       4,024
Foreign Exchange..........................................         435         221       1,043         640
Trading Account...........................................         134         224         429         420
Securities Transactions...................................         186           5         418         146
Other Revenue.............................................         432         488       1,344       1,479
                                                             ----------------------------------------------
Total Fees, Commissions, and Other Revenue................       2,665       2,301       7,505       6,709
                                                             ----------------------------------------------

OPERATING EXPENSE
Salaries..................................................       1,356       1,240       3,906       3,584
Employee Benefits.........................................         317         338       1,039       1,006
                                                             ----------------------------------------------
Total Employee Expense....................................       1,673       1,578       4,945       4,590
Net Premises and Equipment Expense........................         496         471       1,465       1,367
Restructuring Charge......................................         889           -         889           -
Other Expense.............................................       1,179       1,029       3,280       2,959
                                                             ----------------------------------------------
Total Operating Expense...................................       4,237       3,078      10,579       8,916
                                                             ----------------------------------------------

INCOME BEFORE TAXES.......................................         818       1,483       4,048       4,493
INCOME TAXES..............................................         307         548       1,518       1,692
                                                             ----------------------------------------------
NET INCOME................................................     $   511     $   935    $  2,530    $  2,801
-----------------------------------------------------------------------------------------------------------
INCOME APPLICABLE TO COMMON STOCK.........................        $477        $897      $2,424      $2,682
                                                             ----------------------------------------------
EARNINGS PER SHARE:
    ON COMMON AND COMMON EQUIVALENT SHARES................        $1.01       $1.85      $5.13       $5.53
    ASSUMING FULL DILUTION................................        $1.01       $1.85      $5.12       $5.45
-----------------------------------------------------------------------------------------------------------

(A)   Commencing with the first quarter 1997, Citicorp classifies credit card and mortgage loans intended for sale as loans held for sale.
-----------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET                                                         CITICORP AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------
                                                                                  Sept. 30,      Dec. 31,
(In Millions of Dollars)                                                            1997           1996
-------------------------------------------------------------------------------------------------------------
ASSETS
Cash and Due from Banks.....................................................      $  7,379      $  6,905
Deposits at Interest with Banks.............................................        11,343        11,648
Securities, at Fair Value:
    Available for Sale......................................................        30,115        26,062
    Venture Capital.........................................................         2,348         2,124
Trading Account Assets......................................................        35,431        30,785
Loans Held for Sale (A).....................................................         3,994             -
Federal Funds Sold and Securities Purchased Under Resale Agreements.........        10,646        11,133
Loans, Net
Consumer....................................................................       108,617       111,847
Commercial..................................................................        72,378        62,765
                                                                                -----------------------------
Loans, Net of Unearned Income...............................................       180,995       174,612
Allowance for Credit Losses.................................................        (5,799)       (5,503)
                                                                                -----------------------------
Total Loans, Net............................................................       175,196       169,109
Customers' Acceptance Liability.............................................         2,021         2,077
Premises and Equipment, Net.................................................         4,429         4,667
Interest and Fees Receivable................................................         3,301         3,068
Other Assets................................................................        14,178        13,440
                                                                                -----------------------------
TOTAL.......................................................................      $300,381      $281,018
-------------------------------------------------------------------------------------------------------------

LIABILITIES
Non-Interest-Bearing Deposits in U.S. Offices...............................      $ 15,425      $ 14,867
Interest-Bearing Deposits in U.S. Offices...................................        39,034        40,254
Non-Interest-Bearing Deposits in Offices Outside the U.S....................        10,023         9,891
Interest-Bearing Deposits in Offices Outside the U.S........................       129,616       119,943
                                                                                -----------------------------
Total Deposits..............................................................       194,098       184,955
Trading Account Liabilities.................................................        25,843        22,003
Purchased Funds and Other Borrowings........................................        20,528        18,191
Acceptances Outstanding.....................................................         2,024         2,104
Accrued Taxes and Other Expense.............................................         6,116         5,992
Other Liabilities...........................................................         9,959         8,201
Long-Term Debt..............................................................        20,293        18,850

STOCKHOLDERS' EQUITY
Preferred Stock (Without par value).........................................         1,903         2,078
Common Stock ($1.00 par value)..............................................           506           506
    Issued Shares: 506,298,235 in each period
Surplus.....................................................................         6,550         6,595
Retained Earnings...........................................................        16,001        14,303
Net Unrealized Gains  --  Securities Available for Sale.....................           954           676
Foreign Currency Translation................................................          (576)         (486)
Common Stock in Treasury, at Cost...........................................        (3,818)       (2,950)
    Shares: 49,463,449 and 43,081,217, respectively
                                                                                -----------------------------
Total Stockholders' Equity..................................................        21,520        20,722
                                                                                -----------------------------
TOTAL.......................................................................      $300,381      $281,018
-------------------------------------------------------------------------------------------------------------

(A) Commencing with the first quarter 1997, Citicorp classifies credit card and mortgage loans intended for sale as loans held for sale, which are accounted for at the lower of cost or market value.
------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY                          CITICORP AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------
                                                                                        Nine Months
                                                                                -----------------------------
(In Millions of Dollars)                                                            1997           1996
-------------------------------------------------------------------------------------------------------------
Balance at Beginning of Period..............................................       $20,722       $19,581
Redemption of Perpetual Preferred Stock, Series 14..........................          (175)            -
Convertible Preferred Stock, Series 12
    Redemption of Series 12.................................................             -          (590)
    Issuance of Common Stock................................................             -           590
Convertible Preferred Stock, Series 13
    Redemption of Series 13.................................................             -          (403)
    Issuance of Common Stock from Treasury Shares...........................             -         1,066
    Adjustment to Retained Earnings for Treasury Shares Issued..............             -          (663)
Net Income..................................................................         2,530         2,801
Cash Dividends Declared
    Common..................................................................          (725)         (639)
    Preferred...............................................................          (107)         (123)
Change in Net Unrealized Gains on Securities Available for Sale.............           278           449
Foreign Currency Translation................................................           (90)          (38)
Repurchased Common Shares...................................................        (1,477)       (2,255)
Employee Benefit Plans and Other Activity (A)...............................           564           621
                                                                                -----------------------------
BALANCE AT END OF PERIOD....................................................       $21,520       $20,397
-------------------------------------------------------------------------------------------------------------

(A)   Primarily issuance of common stock (including treasury shares) under employee benefit plans and related amortization and tax benefits.
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS                                               CITICORP AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------
                                                                                        Nine Months
                                                                                -----------------------------
(In Millions of Dollars)                                                            1997           1996
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME..................................................................    $     2,530   $     2,801
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING
ACTIVITIES:
Provision for Credit Losses.................................................         1,421         1,422
Depreciation and Amortization of Premises and Equipment.....................           570           523
Amortization of Goodwill....................................................            30            35
Provision for Deferred Taxes................................................          (386)          497
Restructuring Charge........................................................           889             -
Venture Capital Activity....................................................          (224)         (105)
Net Gain on Sale of Securities..............................................          (418)         (146)
Changes in Accruals and Other, Net..........................................         1,718        (1,457)
Net Increase in Loans Held for Sale (A).....................................        (2,881)            -
Net (Increase) Decrease in Trading Account Assets...........................        (4,646)        3,661
Net Increase in Trading Account Liabilities.................................         3,840           156
                                                                                -----------------------------
TOTAL ADJUSTMENTS...........................................................           (87)        4,586
                                                                                -----------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................................         2,443         7,387
                                                                                -----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net Decrease (Increase) in Deposits at Interest with Banks..................           305        (2,965)
Securities  --  Available for Sale
    Purchases...............................................................       (39,792)      (26,623)
    Proceeds from Sales.....................................................        22,001         8,892
    Maturities..............................................................        14,215        11,834
Net Decrease (Increase) in Federal Funds Sold and Securities Purchased Under
 Resale Agreements..........................................................           487        (3,145)
Net Increase in Loans (A)...................................................       (84,728)     (103,342)
Proceeds from Sales of Loans and Credit Card Receivables (A)................        74,942        98,217
Capital Expenditures on Premises and Equipment..............................          (865)       (1,016)
Proceeds from Sales of Premises and Equipment, Subsidiaries and Affiliates,
 and OREO...................................................................           861           988
                                                                                -----------------------------
NET CASH USED IN INVESTING ACTIVITIES.......................................       (12,574)      (17,160)
                                                                                -----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits....................................................         9,143        12,188
Net Increase in Federal Funds Purchased and Securities Sold Under Repurchase
 Agreements...................................................................         145         1,386
Commercial Paper and Funds Borrowed with Original Maturities of Less Than
  One Year
    Proceeds from Issuance..................................................       549,155       505,245
    Repayment...............................................................      (546,559)     (505,554)
Proceeds from Issuance of Long-Term Debt....................................         5,357         3,562
Repayment of Long-Term Debt.................................................        (4,078)       (2,752)
Redemption of Preferred Stock...............................................          (175)            -
Proceeds from Issuance of Common Stock......................................           354           323
Treasury Stock Repurchases..................................................        (1,470)       (2,149)
Dividends Paid..............................................................          (832)         (762)
                                                                                -----------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................................        11,040        11,487
                                                                                -----------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND DUE FROM BANKS..................          (435)         (133)
                                                                                -----------------------------
NET INCREASE IN CASH AND DUE FROM BANKS.....................................           474         1,581
Cash and Due from Banks at Beginning of Period..............................         6,905         5,723
                                                                                -----------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD....................................    $     7,379   $     7,304
-------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
Interest....................................................................        $8,550        $8,584
Income Taxes................................................................         1,767         1,279
NON-CASH INVESTING ACTIVITIES
Transfer from Loans to OREO.................................................           282           348
-------------------------------------------------------------------------------------------------------------

(A)   Commencing with the first quarter 1997, Citicorp classifies credit card and mortgage loans intended for sale as loans held for sale.
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET                                                  CITIBANK, N.A. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------
                                                                                  Sept. 30,      Dec. 31,
(In Millions of Dollars)                                                            1997           1996
-------------------------------------------------------------------------------------------------------------
ASSETS
Cash and Due from Banks.....................................................      $  6,529      $  5,947
Deposits at Interest with Banks.............................................        12,319        12,822
Securities, at Fair Value
    Available for Sale......................................................        26,472        21,784
    Venture Capital.........................................................         2,005         1,774
Trading Account Assets......................................................        31,496        27,259
Federal Funds Sold and Securities Purchased Under Resale Agreements.........        11,422         8,181
Loans, Net of Unearned Income...............................................       151,679       143,984
Allowance for Credit Losses.................................................        (4,253)       (4,382)
                                                                                -----------------------------
Loans, Net..................................................................       147,426       139,602
Customers' Acceptance Liability.............................................         2,023         2,077
Premises and Equipment, Net.................................................         3,380         3,538
Interest and Fees Receivable................................................         2,486         2,121
Other Assets................................................................         8,371         8,134
                                                                                -----------------------------
TOTAL.......................................................................      $253,929      $233,239
-------------------------------------------------------------------------------------------------------------

LIABILITIES
Non-Interest-Bearing Deposits in U.S. Offices...............................      $ 12,519      $ 12,826
Interest-Bearing Deposits in U.S. Offices...................................        24,268        23,977
Non-Interest-Bearing Deposits in Offices Outside the U.S....................         9,733         9,605
Interest-Bearing Deposits in Offices Outside the U.S........................       128,354       118,228
                                                                                -----------------------------
Total Deposits..............................................................       174,874       164,636
Trading Account Liabilities.................................................        24,966        20,795
Purchased Funds and Other Borrowings........................................        14,572        12,334
Acceptances Outstanding.....................................................         2,024         2,104
Accrued Taxes and Other Expense.............................................         3,888         3,588
Other Liabilities...........................................................         5,968         4,104
Long-Term Debt and Subordinated Notes.......................................        10,171         9,380

STOCKHOLDER'S EQUITY
Capital Stock ($20.00 par value)............................................           751           751
Outstanding Shares: 37,534,553 in each period
Surplus.....................................................................         7,387         7,120
Retained Earnings...........................................................         9,254         8,426
Net Unrealized Gains  --  Securities Available for Sale.....................           737           588
Foreign Currency Translation................................................          (663)         (587)
                                                                                -----------------------------
Total Stockholder's Equity..................................................        17,466        16,298
                                                                                -----------------------------

TOTAL.......................................................................      $253,929      $233,239
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL INFORMATION
-------------------------------------------------------------------------------------------------------------

SECURITIES
-------------------------------------------------------------------------------------------------------------
                                                     September 30, 1997               December 31, 1996 (B)
                                        ---------------------------------------------------------------------
                                                      Gross      Gross
                                        Amortized  Unrealized  Unrealized    FAIR     Amortized     Fair
(In Millions of Dollars)                   Cost       Gains      Losses    VALUE (A)     Cost     Value (A)
-------------------------------------------------------------------------------------------------------------
SECURITIES  --  AVAILABLE FOR SALE (C)
U.S. Treasury and Federal Agency...      $ 3,831     $   56       $  4     $ 3,883     $ 4,048    $ 4,089
State and Municipal................        2,580        185         79       2,686       2,327      2,405
Foreign Government.................       17,045      1,274        151      18,168      14,056     14,938
U.S. Corporate.....................        1,667         94         73       1,688       1,586      1,588
Other Debt Securities..............        1,261         10         16       1,255       1,129      1,129
Equity Securities (D)..............        2,220        253         38       2,435       1,870      1,913
                                        ---------------------------------------------------------------------
                                         $28,604     $1,872       $361     $30,115     $25,016    $26,062
                                        ---------------------------------------------------------------------
VENTURE CAPITAL (E)................            -          -          -     $ 2,348           -    $ 2,124
-------------------------------------------------------------------------------------------------------------
Securities Available for Sale Include:
    Mortgage-Backed Securities.....      $   933     $   10       $  3     $   940     $ 1,064    $ 1,068
    Government of Brazil Brady Bonds       1,253      1,002          -       2,255       1,463      2,335
    Government of Venezuela Brady Bonds      563          -         28         535         563        482
-------------------------------------------------------------------------------------------------------------

(A) The fair values of securities may fluctuate over time based on general market conditions as well as events and trends affecting specific securities.
(B) At December 31, 1996, gross unrealized gains and losses on securities available for sale totaled $1,438 million and $392 million, respectively.
(C) Securities available for sale held by equity method affiliates are not included in the table. Citicorp's share of gross unrealized gains and losses related to those securities at September 30, 1997 was $12 million and $4 million, respectively, and is included in the net unrealized gains -- securities available for sale component of stockholders' equity, net of applicable taxes. At December 31, 1996, Citicorp's share of gross unrealized gains and losses related to securities available for sale held by equity method affiliates was $9 million and $4 million, respectively.
(D) Equity securities available for sale include certain nonmarketable equity securities which are carried at cost. At September 30, 1997, the carrying amount of those securities was $1,104 million (reported in both the amortized cost and fair value columns) and the fair value was $1,174 million.
(E) For the nine months ended September 30, 1997, net gains on investments held by venture capital subsidiaries totaled $501 million, of which $359 million and $66 million represented gross unrealized gains and losses, respectively. For the nine months ended September 30, 1996, net gains on investments held by venture capital subsidiaries totaled $274 million, of which $242 million and $112 million represented gross unrealized gains and losses, respectively.
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------
TRADING ACCOUNT ASSETS AND LIABILITIES
-------------------------------------------------------------------------------
                                                        Sept. 30       Dec. 31,
(In Millions of Dollars)                                  1997           1996
-------------------------------------------------------------------------------

TRADING ACCOUNT ASSETS
Trading Account Securities..........................     $15,220       $13,290
Derivative and Foreign Exchange Contracts (A) (B)...      20,211        17,495
                                                      -------------------------
                                                         $35,431       $30,785
-------------------------------------------------------------------------------
TRADING ACCOUNT LIABILITIES
Securities Sold, Not Yet Purchased..................     $ 4,641       $ 4,036
Derivative and Foreign Exchange Contracts (A) (B)...      21,202        17,967
                                                      -------------------------
                                                         $25,843       $22,003
-------------------------------------------------------------------------------

(A) Net of master netting agreements. In addition, the asset balance at September 30, 1997 is reduced by $50 million of credit loss reserves. See page 30 for additional explanation.
(B) Deferred revenue on derivative and foreign exchange contracts, which is reported in Other Liabilities and attributable to ongoing costs such as servicing and credit considerations, totaled $370 million and $310 million at September 30, 1997 and December 31, 1996, respectively.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
TRADING AND END-USER DERIVATIVE AND FOREIGN EXCHANGE CONTRACTS
--------------------------------------------------------------------------------

The table below presents the aggregate notional principal amounts of Citicorp's outstanding derivative and foreign exchange contracts at September 30, 1997 and December 31, 1996, along with the related balance sheet credit exposure. Additional information concerning Citicorp's derivative and foreign exchange products and activities, including a description of accounting policies, and credit and market risk management process is provided in the 1996 Annual Report and Form 10-K.

-------------------------------------------------------------------------------------------------------------
                                                                      NOTIONAL            BALANCE SHEET
                                                                 PRINCIPAL AMOUNTS     CREDIT EXPOSURE (A)
-------------------------------------------------------------------------------------------------------------
                                                               Sept. 30,   Dec. 31,   Sept. 30,   Dec. 31,
(In Billions of Dollars)                                          1997       1996        1997       1996
-------------------------------------------------------------------------------------------------------------
Interest Rate Products....................................      $1,201.3   $1,088.5     $ 10.2     $ 10.7
Foreign Exchange Products.................................       1,773.3    1,397.0       28.5       21.1
Equity Products...........................................          50.4       22.2        1.6        0.7
Commodity Products........................................          12.5       12.5        0.7        0.5
Credit Derivative Products................................           4.1        1.9        -          -
-------------------------------------------------------------------------------------------------------------
                                                                                          41.0       33.0
Effects of Master Netting Agreements (B)..................                               (20.8)     (15.5)
                                                                                      -----------------------
                                                                                        $ 20.2     $ 17.5
-------------------------------------------------------------------------------------------------------------

(A) Amounts do not reflect credit loss reserves attributable to derivative and foreign exchange contracts.
(B) Master netting agreements mitigate credit risk by permitting the offset of amounts due from and to individual counterparties in the event of counterparty default.

The tables below and on page 41 provide data on the notional principal amounts and maturities of end-user (non-trading) derivatives, along with additional data on end-user interest rate swaps and net purchased option positions at the end of the third quarter of 1997.

-------------------------------------------------------------------------------------------------------------
                                                       END-USER INTEREST RATE AND FOREIGN EXCHANGE CONTRACTS
-------------------------------------------------------------------------------------------------------------
                          NOTIONAL PRINCIPAL AMOUNTS (A)    PERCENTAGE OF SEPT. 30, 1997 AMOUNT MATURING
-------------------------------------------------------------------------------------------------------------
                                     Sept. 30, Dec. 31,   Within   1 to     2 to    3 to     4 to    After
(In Billions of Dollars)               1997      1996     1 Year  2 Years 3 Years  4 Years 5 Years  5 Years
-------------------------------------------------------------------------------------------------------------
INTEREST RATE PRODUCTS
Futures Contracts................     $  28.2   $  23.4     72%      19%      7%       2%      -%       -%
Forward Contracts................         4.1       3.6     70       30       -        -       -        -
Swap Agreements..................       106.9     111.9     33       17      13       10       9       18
Option Contracts.................        35.2      71.4     82        7       8        -       1        2
FOREIGN EXCHANGE PRODUCTS
Futures and Forward Contracts....        60.1      60.9     94        5       -        -       1        -
Cross-Currency Swaps.............         3.5       2.9     10        6      16       10      41       17
-------------------------------------------------------------------------------------------------------------

(A) Includes third-party and intercompany contracts.
------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
END-USER INTEREST RATE SWAPS AND NET PURCHASED OPTIONS AS OF SEPT. 30, 1997
-------------------------------------------------------------------------------------------------------------
                                                  REMAINING CONTRACTS OUTSTANDING AT SEPT. 30,  --  NOTIONAL
                                                                                           PRINCIPAL AMOUNTS
-------------------------------------------------------------------------------------------------------------
(In Billions of Dollars)                                   1997    1998     1999    2000     2001     2002
-------------------------------------------------------------------------------------------------------------
RECEIVE FIXED SWAPS..................................      $82.7    $60.9   $47.8    $35.2   $25.1    $16.1
Weighted-Average Fixed Rate..........................        6.6%     6.7%    6.8%     6.6%    6.8%     6.8%
PAY FIXED SWAPS......................................      $13.0     $7.2    $5.4     $4.2    $3.9     $3.4
Weighted-Average Fixed Rate..........................        6.6%     6.8%    7.0%     7.0%    7.1%     7.2%
BASIS SWAPS..........................................      $11.2     $3.5    $0.3     $0.3    $0.2     $0.2
PURCHASED CAPS (INCLUDING COLLARS)...................      $19.8     $4.7    $2.3      -       -        -
Weighted-Average Cap Rate Purchased..................        6.1%     6.8%    6.8%     -       -        -
PURCHASED FLOORS.....................................       $1.8     $0.1    $0.1     $0.1    $0.1     $0.1
Weighted-Average Floor Rate Purchased................        5.7%     5.8%    5.8%     5.8%    5.8%     5.8%
WRITTEN FLOORS RELATED TO PURCHASED CAPS (COLLARS)...       $0.2     $0.2    $0.2      -       -        -
Weighted-Average Floor Rate Written..................        8.2%     8.2%    8.2%     -       -        -
WRITTEN CAPS RELATED TO OTHER PURCHASED CAPS (A).....      $13.4     $1.2    $1.2     $1.0    $1.0     $0.5
-------------------------------------------------------------------------------------------------------------
Weighted-Average Cap Rate Written....................        6.0%     8.6%    8.6%     8.4%    8.3%     9.8%
-------------------------------------------------------------------------------------------------------------
THREE-MONTH FORWARD LIBOR RATES (B)..................        5.8%     6.1%    6.3%     6.4%    6.6%     6.7%
-------------------------------------------------------------------------------------------------------------

(A)   Includes written options related to purchased options embedded in other financial instruments.
(B)   Represents the implied forward yield curve for three-month LIBOR as of
      September 30, 1997, provided for reference.
------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS (A)
-------------------------------------------------------------------------------------------------------------
                                                                             Sept. 30,  Dec. 31,  Sept. 30,
(In Millions of Dollars)                                                      1997        1996      1996
-------------------------------------------------------------------------------------------------------------
COMMERCIAL CASH-BASIS LOANS
Collateral-Dependent (at Lower of Cost or Collateral Value) (B)......         $271        $263     $  588
Other................................................................          698         642        809
                                                                          -----------------------------------
TOTAL................................................................         $969        $905     $1,397
-------------------------------------------------------------------------------------------------------------

COMMERCIAL CASH-BASIS LOANS
In U.S. Offices......................................................         $336        $292     $  745
In Offices Outside the U.S...........................................          633         613        652
                                                                          -----------------------------------
TOTAL................................................................         $969        $905     $1,397
-------------------------------------------------------------------------------------------------------------

COMMERCIAL RENEGOTIATED LOANS
In U.S. Offices......................................................          $19        $264       $266
In Offices Outside the U.S...........................................           51          57         64
                                                                          -----------------------------------
TOTAL................................................................          $70        $321       $330
-------------------------------------------------------------------------------------------------------------

CONSUMER LOANS ON WHICH ACCRUAL OF INTEREST HAD BEEN SUSPENDED
In U.S. Offices (C)..................................................       $  889      $1,116     $1,244
In Offices Outside the U.S...........................................        1,013       1,071      1,089
                                                                          -----------------------------------
TOTAL................................................................       $1,902      $2,187     $2,333
-------------------------------------------------------------------------------------------------------------

ACCRUING LOANS 90 OR MORE DAYS DELINQUENT (D)
In U.S. Offices (C)..................................................       $  535      $  696     $  683
In Offices Outside the U.S...........................................          470         422        447
                                                                          -----------------------------------
TOTAL................................................................       $1,005      $1,118     $1,130
-------------------------------------------------------------------------------------------------------------

(A) For a discussion of risks in the consumer loan portfolio and of commercial cash-basis loans, see pages 11 and 15, respectively.
(B) A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.
(C) Excludes $10 million of consumer loans on which accrual of interest had been suspended and $25 million of accruing loans 90 or more days delinquent related to loans held for sale at September 30, 1997.
(D) Includes Consumer loans of $983 million at September 30, 1997 and $1.0 billion at December 31, 1996 and September 30, 1996, of which $250 million, $239 million, and $297 million, respectively, are government-guaranteed student loans.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
OTHER REAL ESTATE OWNED (OREO) AND ASSETS PENDING DISPOSITION     (A)
--------------------------------------------------------------------------------

                                               Sept. 30,   Dec. 31,   Sept. 30,
(In Millions of Dollars)                         1997        1996       1996
--------------------------------------------------------------------------------

Consumer OREO............................        $309       $  452       $464
Commercial OREO..........................         479          614        492
                                              ----------------------------------
TOTAL....................................        $788       $1,066       $956
--------------------------------------------------------------------------------

ASSETS PENDING DISPOSITION (B)...........         $88         $160       $182
--------------------------------------------------------------------------------

(A)   Carried at lower of cost or collateral value.
(B) Represents consumer residential mortgage loans that have a high probability of foreclosure.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
DETAILS OF CREDIT LOSS EXPERIENCE
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
                                                    3rd Qtr.    2nd Qtr.   1st Qtr.    4th Qtr.   3rd Qtr.
(In Millions of Dollars)                              1997        1997       1997        1996       1996
-------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES AT BEGINNING OF PERIOD   $5,782      $5,766     $5,503      $5,460     $5,424
                                                   ----------------------------------------------------------
Provision for Credit Losses....................         486         512        423         504        449
                                                   ----------------------------------------------------------

GROSS CREDIT LOSSES
CONSUMER
In U.S. Offices................................         367         381        344         356        328
In Offices Outside the U.S.....................         219         221        219         216        222
COMMERCIAL
In U.S. Offices................................          11           9          3          14         15
In Offices Outside the U.S.....................          42          29         36          71         38
                                                   ----------------------------------------------------------
                                                        639         640        602         657        603
                                                   ----------------------------------------------------------
CREDIT RECOVERIES
CONSUMER
In U.S. Offices................................          75          55         48          55         54
In Offices Outside the U.S.....................          59          59         56          62         56
COMMERCIAL
In U.S. Offices................................          20          31         29          69         16
In Offices Outside the U.S.....................          24           8         71          17         78
                                                   ----------------------------------------------------------
                                                        178         153        204         203        204
                                                   ----------------------------------------------------------

NET CREDIT LOSSES
In U.S. Offices................................         283         304        270         246        273
In Offices Outside the U.S.....................         178         183        128         208        126
                                                   ----------------------------------------------------------
                                                        461         487        398         454        399
                                                   ----------------------------------------------------------
OTHER (A)......................................          (8)         (9)       238          (7)       (14)
                                                   ----------------------------------------------------------

ALLOWANCE FOR CREDIT LOSSES AT END OF PERIOD...      $5,799      $5,782     $5,766      $5,503     $5,460
-------------------------------------------------------------------------------------------------------------

Net Consumer Credit Losses (B).................        $452        $488       $459        $455       $440
As a Percentage of Average Consumer Loans (B)..        1.67%       1.82%      1.75%       1.68%      1.64%

Net Commercial Credit Losses (Recoveries)......          $9         ($1)      ($61)        ($1)      ($41)
As a Percentage of Average Commercial Loans....        0.05%         NM         NM          NM         NM
-------------------------------------------------------------------------------------------------------------

(A) Primarily includes net transfers (to) from the Reserves for Off-Balance Sheet Credit Exposures and foreign currency translation effects. See footnote (A) on page 30 for a discussion of the change in the apportionment and display of credit loss reserves in the first quarter of 1997.
(B) Commencing with the 1997 first quarter, reflects the reclassification of credit card and mortgage loans intended for sale as loans held for sale with net credit losses charged to other revenue.
NM    Not meaningful, as net recoveries result in a negative percentage.

--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
CALCULATION OF EARNINGS PER SHARE
-------------------------------------------------------------------------------------------------------------
                                                                     On Common
                                                                     and Common
(In Millions, except Per Share Amounts)                          Equivalent Shares    Assuming Full Dilution
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
THIRD QUARTER                                                     1997       1996        1997       1996
-------------------------------------------------------------------------------------------------------------
INCOME APPLICABLE TO COMMON STOCK.........................        $477       $897        $477       $897
-------------------------------------------------------------------------------------------------------------
SHARES
Weighted-Average Common Shares Outstanding................        457.9      471.0       457.9      471.0
Common Equivalent Shares (A)..............................         13.0       13.8        13.3       14.6
                                                               ----------------------------------------------
TOTAL.....................................................        470.9      484.8       471.2      485.6
-------------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE (C)....................................        $1.01      $1.85       $1.01      $1.85
-------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------
NINE MONTHS
---------------------------------------------------------------

EARNINGS
Income Applicable to Common Stock.........................       $2,424     $2,682      $2,424     $2,682
Dividends on Convertible Preferred
  Stock, Series 12 and Series 13 (B)......................            -          -           -          5
                                                               ----------------------------------------------
INCOME APPLICABLE TO COMMON STOCK, ADJUSTED...............       $2,424     $2,682      $2,424     $2,687
-------------------------------------------------------------------------------------------------------------
SHARES
Weighted-Average Common Shares Outstanding (B)............        459.3      470.5       459.3      470.5
Convertible Preferred Stock, Series 12 and Series 13 (B)..          -          -           -          6.9
Common Equivalent Shares (A)..............................         13.4       14.6        14.0       15.4
                                                               ----------------------------------------------
TOTAL.....................................................        472.7      485.1       473.3      492.8
-------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE (C)....................................        $5.13      $5.53       $5.12      $5.45
-------------------------------------------------------------------------------------------------------------

(A) Includes the dilutive effect of stock options and stock purchase agreements computed using the treasury stock method and shares issuable under deferred stock awards.
(B) During the first quarter of 1996, the remaining Convertible Preferred Stock, Series 12 and 13 were converted to 59.0 million shares of common stock. The shares are included in the fully diluted computation on an if-converted basis up to conversion dates, and from conversion dates forward these shares are included in weighted-average common shares outstanding.
(C) In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." The statement establishes new standards for computing and presenting earnings per share ("EPS"). It replaces the presentation of primary EPS with basic EPS and the presentation of fully diluted EPS with diluted EPS. SFAS No. 128 will be effective for year-end 1997. Under the new standard, basic EPS would have been $1.04 and $1.90 and diluted EPS would have been $1.01 and $1.85 for the third quarters of 1997 and 1996, respectively. Basic EPS would have been $5.28 and $5.70 and diluted EPS would have been $5.13 and $5.46 for the 1997 and 1996 nine months, respectively.
--------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------------------------------------
COUNTRIES WITH CROSS-BORDER OUTSTANDINGS EXCEEDING 1% OF TOTAL ASSETS (A) (B)
-------------------------------------------------------------------------------------------------------------
                                                                    Investments in
                             Cross-Border Claims on Third Parties     and Funding     Total Outstandings
                            ----------------------------------------   of Local     -------------------------
                                       Public    Private               Citicorp     Sept. 30,     Dec. 31,
(In Billions of Dollars)      Banks    Sector    Sector   Total (C)   Franchises       1997     1996 (C) (D)
-------------------------------------------------------------------------------------------------------------
Germany.................       $1.5      $0.6      $0.3      $2.4        $2.0          $4.4        $2.3
United Kingdom..........        1.4       0.7       2.2       4.3         -             4.3         4.0
Brazil..................        0.3       1.3       1.0       2.6         1.6           4.2         4.9
Mexico..................        0.1       1.9       0.7       2.7         0.4           3.1         2.9
France..................        1.4       0.9       0.4       2.7         0.4           3.1         2.1
-------------------------------------------------------------------------------------------------------------

(A) Legally binding cross-border commitments (not included in the table above), including irrevocable letters of credit and commitments to extend credit, after adjustments to assign externally guaranteed commitments to the country of the guarantor, amounted to $6.7 billion in the United Kingdom, $1.9 billion in Germany, $0.6 billion in France, $0.6 billion in Brazil, and $0.3 billion in Mexico at September 30, 1997.
(B) At September 30, 1997, total cross-border outstandings in Italy ($2.7 billion), Switzerland ($2.7 billion), South Korea ($2.3 billion), and Japan ($2.3 billion) were between 0.75% and 1.0% of total assets. At December 31, 1996, under the FFIEC's revised cross-border reporting guidelines, such countries were Switzerland ($2.5 billion), Germany ($2.3 billion), and Japan ($2.1 billion).
(C) At September 30, 1997 and December 31, 1996, cross-border claims on third parties included revaluation gains on foreign exchange and derivative products net of the effects of master netting agreements of $1.3 billion and $0.6 billion in Germany, $1.2 billion and $0.9 billion in France, $0.8 billion and $1.0 billion in the United Kingdom, respectively, and less than $0.1 billion for each period in each of Mexico and Brazil.
(D) Restated to conform to the FFIEC's revised cross-border reporting guidelines.

-------------------------------------------------------------------------------------------------------------
CROSS-BORDER CLAIMS ON THIRD PARTIES
-------------------------------------------------------------------------------------------------------------
                                                                 Public     Private   Sept. 30,   Dec. 31,
(In Billions of Dollars)                              Banks      Sector     Sector     1997 (A)   1996 (B)
-------------------------------------------------------------------------------------------------------------
Western/Eastern Europe, Japan, and Canada......       $10.8        $3.7     $  9.2       $23.7      $20.6
Latin America..................................         0.9         5.0        3.8         9.7        9.7
Asia/Middle East...............................         2.0         0.2        3.3         5.5        4.9
Other..........................................         0.3         0.8        0.4         1.5        1.3
                                                   ----------------------------------------------------------
TOTAL (C)......................................       $14.0        $9.7      $16.7       $40.4      $36.5
-------------------------------------------------------------------------------------------------------------

(A) Included in cross-border claims on third parties at September 30, 1997 are trade and short-term claims of $29.5 billion comprised of $20.1 billion for Western/Eastern Europe, Japan, and Canada, $4.2 billion for Latin America, $4.2 billion for Asia/Middle East, and $1.0 billion for all other.
(B)   Restated to conform to the FFIEC's revised cross-border reporting guidelines.
(C) Includes investments in affiliates of $1.4 billion at September 30, 1997 and December 31, 1996.
--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES AND INTEREST RATES (TAXABLE EQUIVALENT BASIS)               (A) (B)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                                                    AVERAGE VOLUME          INTEREST REVENUE/EXPENSE          % AVERAGE RATE
                                             ---------------------------------------------------------------------------------------
                                             3rd Qtr.  2nd Qtr.  3rd Qtr. 3rd Qtr.  2nd Qtr.  3rd Qtr. 3rd Qtr.  2nd Qtr.  3rd Qtr.
(In Millions of Dollars)                       1997      1997      1996     1997      1997      1996     1997      1997      1996
------------------------------------------------------------------------------------------------------------------------------------
LOANS (NET OF UNEARNED INCOME) (C)
Consumer Loans
     In U.S. Offices....................     $55,953 $  55,556   $53,916   $1,476    $1,444    $1,420    10.47     10.43     10.48
     In Offices Outside the U.S. (D)....      51,603    51,876    52,217    1,590     1,604     1,638    12.22     12.40     12.48
                                             ----------------------------------------------------------
Total Consumer Loans....................     107,556   107,432   106,133    3,066     3,048     3,058    11.31     11.38     11.46
                                             ----------------------------------------------------------
Commercial Loans
     In U.S. Offices
         Commercial and Industrial......      10,912    10,460     8,568      242       221       196     8.80      8.47      9.10
         Mortgage and Real Estate.......       2,458     2,882     4,175       63        68        79    10.17      9.46      7.53
         Loans to Financial Institutions         523       616       519       10        13        14     7.59      8.46     10.73
         Lease Financing................       3,085     3,049     3,222       53        54        56     6.82      7.10      6.91
     In Offices Outside the U.S. (D)....      52,067    49,391    43,929    1,380     1,314     1,203    10.52     10.67     10.89
                                             ----------------------------------------------------------
Total Commercial Loans..................      69,045    66,398    60,413    1,748     1,670     1,548    10.04     10.09     10.19
                                             ----------------------------------------------------------
Total Loans.............................     176,601   173,830   166,546    4,814     4,718     4,606    10.81     10.89     11.00
                                             ----------------------------------------------------------
FEDERAL FUNDS SOLD AND RESALE AGREEMENTS
In U.S. Offices.........................       6,431     7,534     7,121       82        99        97     5.06      5.27      5.42
In Offices Outside the U.S. (D).........       6,306     5,025     3,465      141       104        96     8.87      8.30     11.02
                                             ----------------------------------------------------------
Total...................................      12,737    12,559    10,586      223       203       193     6.95      6.48      7.25
                                             ----------------------------------------------------------
SECURITIES, AT FAIR VALUE
In U.S. Offices
     Taxable............................       7,998    11,087     7,545       88       141        86     4.37      5.10      4.53
     Exempt from U.S. Income Tax........       2,642     2,676     1,622       43        43        27     6.46      6.45      6.62
In Offices Outside the U.S. (D).........      21,672    20,538    16,612      425       424       346     7.78      8.28      8.29
                                             ----------------------------------------------------------
Total...................................      32,312    34,301    25,779      556       608       459     6.83      7.11      7.08
                                             ----------------------------------------------------------
TRADING ACCOUNT ASSETS (E)
In U.S. Offices.........................       4,828     4,768     5,787       67        70        90     5.51      5.89      6.19
In Offices Outside the U.S. (D).........      10,061    10,075    11,018      169       203       257     6.66      8.08      9.28
                                             ----------------------------------------------------------
Total...................................      14,889    14,843    16,805      236       273       347     6.29      7.38      8.21
                                             ----------------------------------------------------------
LOANS HELD FOR SALE, IN U.S. OFFICES....       4,150     3,414         -      120       107         -    11.47     12.57         -
DEPOSITS AT INTEREST WITH BANKS (D).....      15,005    13,669    12,909      258       245       218     6.82      7.19      6.72
                                             ----------------------------------------------------------
Total Interest-Earning Assets...........     255,694   252,616   232,625   $6,207    $6,154    $5,823     9.63      9.77      9.96
                                                                          ----------------------------------------------------------
Non-Interest-Earning Assets (E).........      43,103    40,464    35,381
                                             -----------------------------
TOTAL ASSETS............................    $298,797  $293,080  $268,006
------------------------------------------------------------------------------------------------------------------------------------
DEPOSITS
In U.S. Offices
     Savings Deposits...................     $26,683  $ 26,820  $ 26,255  $   203   $   197   $   190     3.02      2.95      2.88
     Other Time Deposits................      12,695    12,677    12,500      152       147       222     4.75      4.65      7.07
In Offices Outside the U.S. (D).........     130,825   128,899   117,548    2,083     2,077     1,844     6.32      6.46      6.24
                                             ----------------------------------------------------------
Total...................................     170,203   168,396   156,303    2,438     2,421     2,256     5.68      5.77      5.74
                                             ----------------------------------------------------------
TRADING ACCOUNT LIABILITIES (E)
In U.S. Offices.........................       2,288     2,348     2,005       31        34        29     5.38      5.81      5.75
In Offices Outside the U.S. (D).........       2,851     2,491     2,167       47        42        76     6.54      6.76     13.95
                                             ----------------------------------------------------------
Total...................................       5,139     4,839     4,172       78        76       105     6.02      6.30     10.01
                                             ----------------------------------------------------------
PURCHASED FUNDS AND OTHER BORROWINGS
In U.S. Offices.........................      14,156    16,193    13,028      212       252       200     5.94      6.24      6.11
In Offices Outside the U.S. (D).........       8,225     7,687     6,416      256       175       201    12.35      9.13     12.46
                                             ----------------------------------------------------------
Total...................................      22,381    23,880    19,444      468       427       401     8.30      7.17      8.20
                                             ----------------------------------------------------------
LONG-TERM DEBT
In U.S. Offices.........................      15,469    14,780    14,852      240       226       235     6.16      6.13      6.29
In Offices Outside the U.S. (D).........       4,249     4,920     4,522       95       128       109     8.87     10.44      9.59
                                             ----------------------------------------------------------
Total...................................      19,718    19,700    19,374      335       354       344     6.74      7.21      7.06
                                             ----------------------------------------------------------
Total Interest-Bearing Liabilities......     217,441   216,815   199,293   $3,319    $3,278    $3,106     6.06      6.06      6.20
                                                                          ----------------------------------------------------------
Demand Deposits in U.S. Offices.........      11,375    10,751    12,566
Other Non-Interest-Bearing Liabilities (E)    48,445    44,678    36,119
Total Stockholders' Equity..............      21,536    20,836    20,028
                                             -----------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $298,797  $293,080  $268,006
------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST REVENUE AS A PERCENTAGE
  OF AVERAGE INTEREST-EARNING ASSETS
In U.S. Offices (F).....................     $99,040  $102,512   $92,538   $1,264    $1,257    $1,101     5.06      4.92      4.73
In Offices Outside the U.S. (F).........     156,654   150,104   140,087    1,624     1,619     1,616     4.11      4.33      4.59
                                             ----------------------------------------------------------
Total...................................    $255,694  $252,616  $232,625   $2,888    $2,876    $2,717     4.48      4.57      4.65
------------------------------------------------------------------------------------------------------------------------------------

(A) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.
(B) Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories.
(C)   Includes cash-basis loans.
(D) Average rates reflect prevailing local interest rates including inflationary effects and monetary correction in certain Latin American countries.
(E) The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest-earning assets and other non-interest-bearing liabilities.
(F) Includes allocations for capital and funding costs based on the location of the asset.
--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES AND INTEREST RATES (TAXABLE EQUIVALENT BASIS)               (A) (B)
------------------------------------------------------------------------------------------------------------------------------------
                                                                            AVERAGE VOLUME    INTEREST REV./EXP.   % AVERAGE RATE
                                                                          ----------------------------------------------------------
                                                                          9 Months  9 Months  9 Months 9 Months  9 Months  9 Months
(In Millions of Dollars)                                                    1997      1996      1997     1996      1997      1996
------------------------------------------------------------------------------------------------------------------------------------
LOANS (NET OF UNEARNED INCOME) (C)
Consumer Loans
     In U.S. Offices.................................................     $ 55,580  $ 53,412 $  4,327 $  4,289     10.41     10.73
     In Offices Outside the U.S. (D).................................       51,562    51,279    4,771    4,848     12.37     12.63
                                                                          ---------------------------------------
Total Consumer Loans.................................................      107,142   104,691    9,098    9,137     11.35     11.66
                                                                          ---------------------------------------
Commercial Loans
     In U.S. Offices
         Commercial and Industrial...................................       10,210     8,975      665      620      8.71      9.23
         Mortgage and Real Estate....................................        2,771     4,426      190      242      9.17      7.30
         Loans to Financial Institutions.............................          583       475       37       28      8.49      7.87
         Lease Financing.............................................        3,032     3,218      151      162      6.66      6.72
     In Offices Outside the U.S. (D).................................       49,197    42,804    3,946    3,516     10.72     10.97
                                                                          ---------------------------------------
Total Commercial Loans...............................................       65,793    59,898    4,989    4,568     10.14     10.19
                                                                          ---------------------------------------
Total Loans..........................................................      172,935   164,589   14,087   13,705     10.89     11.12
                                                                          ---------------------------------------
FEDERAL FUNDS SOLD AND RESALE AGREEMENTS
In U.S. Offices......................................................        7,264     9,148      281      357      5.17      5.21
In Offices Outside the U.S. (D)......................................        5,581     3,460      357      338      8.55     13.05
                                                                          ---------------------------------------
Total................................................................       12,845    12,608      638      695      6.64      7.36
                                                                          ---------------------------------------
SECURITIES, AT FAIR VALUE
In U.S. Offices
     Taxable.........................................................        9,213     7,233      331      252      4.80      4.65
     Exempt from U.S. Income Tax.....................................        2,610     1,619      127       78      6.51      6.44
In Offices Outside the U.S. (D)......................................       20,292    14,362    1,238      961      8.16      8.94
                                                                          ---------------------------------------
Total................................................................       32,115    23,214    1,696    1,291      7.06      7.43
                                                                          ---------------------------------------
TRADING ACCOUNT ASSETS (E)
In U.S. Offices......................................................        4,844     6,049      207      266      5.71      5.87
In Offices Outside the U.S. (D)......................................        9,849    11,906      546      788      7.41      8.84
                                                                          ---------------------------------------
Total................................................................       14,693    17,955      753    1,054      6.85      7.84
                                                                          ---------------------------------------
LOANS HELD FOR SALE, IN U.S. OFFICES.................................        3,562         -      332        -     12.46         -
DEPOSITS AT INTEREST WITH BANKS (D)..................................       14,014    12,247      727      621      6.94      6.77
                                                                          ---------------------------------------
Total Interest-Earning Assets........................................      250,164   230,613  $18,233  $17,366      9.74     10.06
                                                                                              --------------------------------------
Non-Interest-Earning Assets (E)......................................       42,134    37,542
                                                                          --------------------
TOTAL ASSETS.........................................................     $292,298  $268,155
------------------------------------------------------------------------------------------------------------------------------------
DEPOSITS
In U.S. Offices
     Savings Deposits................................................     $ 26,768  $ 25,810   $  591   $  566      2.95      2.93
     Other Time Deposits.............................................       12,624    12,570      438      541      4.64      5.75
In Offices Outside the U.S. (D)......................................      127,354   114,982    6,059    5,503      6.36      6.39
                                                                          ---------------------------------------
Total................................................................      166,746   153,362    7,088    6,610      5.68      5.76
                                                                          ---------------------------------------
TRADING ACCOUNT LIABILITIES (E)
In U.S. Offices......................................................        2,222     2,540       92      111      5.54      5.84
In Offices Outside the U.S. (D)......................................        2,597     2,130      135      132      6.95      8.28
                                                                          ---------------------------------------
Total................................................................        4,819     4,670      227      243      6.30      6.95
                                                                          ---------------------------------------
PURCHASED FUNDS AND OTHER BORROWINGS
In U.S. Offices......................................................       14,821    15,026      674      703      6.08      6.25
In Offices Outside the U.S. (D)......................................        7,653     6,175      659      646     11.51     13.97
                                                                          ---------------------------------------
Total................................................................       22,474    21,201    1,333    1,349      7.93      8.50
                                                                          ---------------------------------------
LONG-TERM DEBT
In U.S. Offices......................................................       15,029    14,734      681      699      6.06      6.34
In Offices Outside the U.S. (D)......................................        4,505     4,291      321      319      9.53      9.93
                                                                          ---------------------------------------
Total................................................................       19,534    19,025    1,002    1,018      6.86      7.15
                                                                          ---------------------------------------
Total Interest-Bearing Liabilities...................................      213,573   198,258   $9,650   $9,220      6.04      6.21
                                                                                              --------------------------------------
Demand Deposits in U.S. Offices......................................       10,976    12,355
Other Non-Interest-Bearing Liabilities (E)...........................       46,709    37,693
Total Stockholders' Equity...........................................       21,040    19,849
                                                                          --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........................     $292,298  $268,155
------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST REVENUE AS A PERCENTAGE
  OF AVERAGE INTEREST-EARNING ASSETS
In U.S. Offices (F)..................................................     $ 99,866  $ 94,619   $3,753   $3,382      5.02      4.77
In Offices Outside the U.S. (F)......................................      150,298   135,994    4,830    4,764      4.30      4.68
                                                                          ---------------------------------------
Total................................................................     $250,164  $230,613   $8,583   $8,146      4.59      4.72
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

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                    COMMISSION FILE NUMBER 1-5738
  September 30, 1997

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

Yes  X        No
    ---          ---

Citicorp Common Stock                                               456,834,786
($1.00 Par Value)                     (Shares Outstanding on September 30, 1997)

--------------------------------------------------------------------------------
FORM 10-Q CROSS-REFERENCE INDEX
--------------------------------------------------------------------------------


This document serves both as an analytical review for analysts, stockholders, and other interested persons, and as the quarterly report filed on Form 10-Q with the Securities and Exchange Commission.

PART I FINANCIAL INFORMATION                                               PAGE

  Item 1 - Consolidated Financial Statements

           Consolidated Financial Statements, Schedules, and Statistics

           Statement of Income for the Quarter and Nine Months Ended
           SEPTEMBER 30, 1997 AND 1996.....................................  34

           Balance Sheet as of
           SEPTEMBER 30, 1997 AND DECEMBER 31, 1996........................  35

           Statement of Cash Flows for the Nine Months Ended
           SEPTEMBER 30, 1997 AND 1996.....................................  37

           Calculation of Earnings Per Share...............................  44

  Item 2 - Management's Discussion and Analysis of Financial Condition and
           Results of Operations...........................................1-33

PART II OTHER INFORMATION

  Item 6 - Exhibits and Reports on Form 8-K................................  50

  Signatures...............................................................  51

In the opinion of the management of Citicorp, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the nine months ended SEPTEMBER 30, 1997 AND 1996 have been included.

  Item 6 - Exhibits and Reports on Form 8-K

           a)     Exhibit 27. Financial Data Schedule.

           b)     Reports on Form 8-K:

                  i) Citicorp filed a Form 8-K Current Report dated July 15, 1997 (Item 5) which report included a summary of the consolidated operations of Citicorp for the six month period ended June 30, 1997 and (Item 7) the calculation of the ratio of income to fixed charges (Exhibit 12(a) thereto) and the calculation of the ratio of income to fixed charges including preferred stock dividends (Exhibit 12(b) thereto).

                  ii) Citicorp filed a Form 8-K Current Report dated October 21, 1997 (Item 5) which report included a summary of the consolidated operations of Citicorp for the nine month period ended September 30, 1997 and (Item 7) the calculation of the ratio of income to fixed charges (Exhibit 12(a) thereto) and the calculation of the ratio of income to fixed charges including preferred stock dividends (Exhibit 12(b) thereto).

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


Date: November 13, 1997


51