Form 10-K405
period 1997-12-31
CITICORP
filed 1998-02-25
CIK 20405

Citicorp Annual Report 1997

[GRAPHIC OMIITED]

CONTENTS

[GRAPHIC OMIITED]

Chairman's Letter                  2

Building a Global Growth Company   4

Involvement with Our Communities   7

Delivering on the Brand Promise    11

Corporate Clients in 98 Countries  16

Information and Communications     22

Financial Information              25

Corporate Information              93

Stockholder Information            96

CHAIRMAN'S LETTER

to Stockholders

Nineteen ninety-seven was a good year. We reported earnings of $3.6 billion ($4.1 billion without the restructuring charge). Your stock closed the year at $126 7/16, up 23%. We increased the dividend to $2.30 in January.

        Our objective is to build a company that serves consumers around the world, and that "banks" corporate customers in the emerging markets and corporations and investors who value our ability to help them globally. We have said that we would use 1996, 1997 and 1998 to get "fully engaged" in this endeavor. I called 1997 a good year because we have made solid progress in moving toward this objective.

[TABLES:

INCOME

$ Billion

                                     93       94       95      96       97
Excluding Restructuring Charges      2.5      --       --      --       4.1
As Reported                          2.2      3.4      3.5     3.8      3.6

STOCK PRICE
Quarterly in Dollars

     1Q95      2Q95      3Q95      4Q95      1Q96      2Q96      3Q96      4Q96      1Q97      2Q97      3Q97      4Q97
     ----      ----      ----      ----      ----      ----      ----      ----      ----      ----      ----      ----
    $42.63    $57.88    $70.75    $67.25    $80.00    $82.75    $90.63    $103.00   $108.25   $120.56   $133.94   $126.44

]


      The market seems concerned about the events in Asia. A long period of growth has been interrupted, and while the liquidity issues surrounding the current situation are likely to be resolved, the adjustments that will be required prior to a resumption of sustained strong performance will be difficult and take time. Citibank's commitment to the area dates back to 1902. We will maintain our position, and seek to expand it in support of our customers and core strategy as the opportunities arise.

      On January 1, 1999, the Euro is likely to be introduced. The year 2000 is a certainty. We are preparing for these events, which are likely to have an impact on global markets during 1998 and beyond.

      Over the last two years, we have absorbed an increase in consumer write-offs in our U.S. Card business of $1.2 billion and a reduction of pricing (margin) in the Emerging Markets of $400 million to $500 million.

      These changes seem to be behind us. In the case of Emerging Markets pricing, there could even be a reversal of the trends, but it is likely that the level of activity in 1998 will be down. We continue to be concerned about the level of U.S. consumer write-offs, but the trend is flat.

      We took a restructuring charge of $889 million in the third quarter. This is important because it is a first step in moving toward a global processing base. The competitive situation and our business objectives require that we move in

 [TABLE: INCOME PER DILUTED SHARE

  In Dollars

                                        93        94    95     96         97
 Excluding Restructuring Charges        4.62      --    --     --         8.51
 As Reported                            4.13      6.29  6.50   7.43       7.33

 [TABLE: RETURN ON COMMON EQUITY

 Percent

                                        93        94     95    96         97
 Excluding Restructuring Charges        23.9      --     --    --         20.9
 As Reported                            21.1      25.8   20.8  20.4       18.1]

that direction, and we will be pursuing this in the years ahead. We are putting emphasis on cost management because we believe that the structure of our expenses should be improved.

      Our franchise position around the world is strong and we expect it to strengthen importantly during 1998 and 1999. Over time, the Consumer business will grow more rapidly than the more traditional banking business. We continue to invest in expanding our franchise and recently completed an agreement to buy AT&T's Universal Card and to enter into a joint marketing relationship with that company.

      Indeed, we expect that in the mid-term we will join other global consumer companies in deriving our business momentum and performance from our ability to serve the broad middle market of young, middle-aged and older households around the world. This is an exciting market and a singular opportunity.

      I am extremely pleased with the franchise that we have in the corporate banking business, which we believe to be the most valuable of its kind in the world.

      During 1997 we added Alain Belda to our Board. Mr. Belda is President and Chief Operating Officer of Alcoa and an experienced international executive. We are delighted that he joined us.

      I have written that this has been a year of progress. We owe that fact to the hard work, dedication and loyalty of nearly ninety-four thousand Citibankers around the world who, together with our customers, make us what we are. To each, thank you.

                                                 -------------------------------
                                                 Commitment to
                                                 Stockholders

                                                 -------------------------------
                                                 Core earnings growth
                                                 10%-12%/year

                                                 -------------------------------
                                                 Returns in excess of 18%

                                                 -------------------------------
                                                 Free capital of $2 billion/year

                                                 -------------------------------
                                                 Incremental revenue/expense
                                                 ratio of 2:1

                                                 -------------------------------
                                                 Low risk, low volatility

                                                 -------------------------------
                                                 Strong control

                                                 -------------------------------
/S/ John S. Reed                                 Use technology as a
                                                 competitive tool

    John S. Reed                                 -------------------------------
                                                 Solid community values

                                                 -------------------------------

BUILDING A GLOBAL GROWTH COMPANY

Citibank's growth strategy
begins with our globality

The breadth of our reach and depth of our presence in markets around the world have long distinguished Citibank from its competition. We are using that unique advantage to be both the best corporate bank in the world and the bank of choice to meet the expanding needs of consumers everywhere.

      As our strategy becomes fully implemented, the Citibank name, long one of the most widely recognized and respected in banking, is being established as a global financial services brand. The Citibank brand makes a simple promise: We will help our customers achieve their aspirations. We are committed to delivering on that brand promise--wherever, whenever and by whatever means our customers choose.

      Keeping our promise to our customers is the key to delivering on our commitment to our shareholders.

                                                                 CITIBANK [LOGO]

      [] We are developing and marketing consumer products and services that are consistent globally, recognizing that people's financial needs and aspirations are shaped far more by lifestage and interests than by geography.

      [] We are using the insight gained as an embedded bank in emerging markets to help both multinational corporations and local companies achieve their goals.

      [] Systems and platforms are being unified to transform our worldwide presence into integrated global operations.

      [] We are applying advanced technology to ensure that we offer, today and in the future, a full range of secure, easily used access points, around the world and around the clock.

      [] A major Citibank initiative to reduce service defects is expected to produce the quality and consistency of performance that not only creates customer satisfaction and loyalty, but also leads to fulfilled and engaged employees.

      [] We are committed to balance--in our businesses, across geographies and in our performance. This is the basis for our sustained competitive advantage.

      [PHOTO PAGES 4 & 5: Chinatown, New York]

      [PHOTO: VALLE DE CHALCO, MEXICO]

      { Under our $10 million Banking on Enterprise initiative, grants to microlenders are enabling small businesses, such as this brick factory in Mexico, to grow and expand job opportunities.

      } Aiding education is one of the bank's global community priorities. Fu Shan Elementary School is in a remote and mountainous part of Taiwan occupied by native inhabitants. To these rural children, Citibank donated a state-of-the-art classroom, with multimedia PCs, Internet access and teleconferencing.

                                             MORE THAN A NAME IN EVERY COMMUNITY

Involvement with our
communities is an important
component of Citibank's performance

      As a trusted financial institution, we must stay in touch with the core values of the many communities within which we function. As a global institution, we have a broadly diverse staff and we serve diverse customers.

      Wherever Citibank is present, we work to earn the respect of our neighbors by contributing to the health and vitality of the community as well as strengthening its economy.

      Our profile as a corporate citizen starts with our role as an employer. We recruit the best people from diverse backgrounds. Their most important contribution to the local and global economy is their ability to help consumers and corporations achieve their financial goals.

      As an employer, our selectivity, consistently high employment practices and training ensure that Citibankers have the right skills.

      These skilled and trained Citibankers participate in their local financial communities and the broader community as well. They provide technical skills to government commissions, civic organizations and local community-based groups.

      Citibank's financial and tech-

      [PHOTO: WU LAI, TAIWAN]
nical support of educational and community development programs improves the skills, and increases the breadth, of the local workforce from which we draw employees. It also increases other local employment opportunities. For example, in Las Vegas we have worked closely with the Southern Nevada Community College and local government to develop a welfare-to-work training program, and we have hired many of its graduates. Citicorp Diners Club Inc. in the U.S. has found that hiring individuals with disabilities provides an additional source of quality employees.

      Our philanthropy, combined with business practices that have a positive impact on the local economy, instills pride in our employees and helps to make Citibank the employer of choice for the outstanding employees we seek to recruit.

      We cultivate such connections in everything we do.

      Banking on Education and Banking on Enterprise are Citibank's and the Citicorp Foundation's principal philanthropic initiatives worldwide.

      Banking on Education is a $25 million, decade-long commitment to create "smarter classrooms" and "smarter schools." Grants support the local development and use of new learning technologies in communities from Miami, Sioux Falls and Washington, D.C., to Prague, Johannesburg and Hong Kong. For example, in Hungary we have supported, with contributions and Citibank expert technologists, the recent completion of a PC lab for one of the local teacher training schools.

      Through the $10 million Banking on Enterprise program, we are helping to make available small loans that enable some of the world's poorest people to start and expand small businesses.In addition to grants, we provide financial support, lending, training, board members and management expertise to community

      [PHOTO: PRAGUE, CZECH REPUBLIC]

      } The Citicorp Foundation has made a multi-year grant of $500,000 to the Center for Economic Research and Graduate Education to underwrite a new Ph.D. program in economics at Charles University in Prague. Students are drawn from countries transitioning to market economies.

[GRAPHIC OMMITTED]

      Citibank's growing portfolio of community development investments promotes affordable housing and economic development in our markets in the U.S. through a variety of forms. For example:

      [ ] Our purchase of shares in Founders National Bank creates a strategic alliance that strengthens the ability of this minority-owned bank to market real-estate and small-business loans in South Central Los Angeles.

      [ ] Created by Citibank, in association with the National Community Capital Association, our equity-equivalent investment product has been used by Citibank, as well as other banks, for such community development financial institutions as the Nonprofit Facilities Fund in New York.

      [ ] Our private placement investment in Habitat for Humanity provides liquidity for new housing construction in Washington, D.C., and Rochester, New York.

development financial institutions around the world. We also are working with Junior Achievement in Latin America and Central Europe to encourage entrepreneurship by leveraging technology.

      Our support of grassroots financial institutions in the U.S. has been cited by the U.S. Treasury and recognized at the first Global Microcredit Summit, convened in Washington, D.C., in February 1997.

      In these and other programs, our community success stems from using our business expertise in partnership with local people and local institutions. Our engagement ranges from adapting products for new purposes, such as the underwriting of near-equity financing for U.S. nonprofit community-based organizations, to investing in U.S. tax credits for affordable housing. We are proud that, in the New York metropolitan area, we continue double-digit annual growth in our community development financing.

      Citibankers and retirees multiply the reach of our institutional initiatives by volunteering time every year and giving generously from their own pockets. In the U.S. alone, Citibankers in 1997 contributed more than $5 million that was eligible for matching by the Citicorp Foundation.

                          Citibank has supported, with
                          contributions and long-term
                          loans, the Esperanza Community
                          Housing Corporation of Los
                          Angeles. It has a special
                          focus on serving children by
                          integrating child care into
                          its real estate developments.

                          [PHOTO: LOS ANGELES,
                          CALIFORNIA]

                GLOBAL CONSUMER - UNPARALLELED GEOGRAPHIC SCOPE

                          [GRAPHIC: MAP OF THE WORLD]

TABLES:

NORTH AMERICA (*)                         EUROPE
-----------------------------------       -----------------------------------
COUNTRIES                    2            COUNTRIES                    13

REVENUE                      $8.0B        REVENUE                      $2.0B

LOANS                        $87.8B       LOANS                        $16.7B

ACCOUNTS                     35.6MM       ACCOUNTS                     8.1MM

BRANCHES                     380          BRANCHES                     464


                                          CENTRAL &
                                          EASTERN EUROPE,
LATIN AMERICA                             MIDDLE EAST, AFRICA
-----------------------------------       -----------------------------------
COUNTRIES                    19           COUNTRIES                    10

REVENUE                      $1.7B        REVENUE                      $0.3B

LOANS                        $9.3B        LOANS                        $1.4B

ACCOUNTS                     4.9MM        ACCOUNTS                     1.3MM

BRANCHES                     166          BRANCHES                     21


ASIA PACIFIC(**)
-----------------------------------
COUNTRIES                    13

REVENUE                      $2.1B

LOANS                        $23.2B

ACCOUNTS                     6.2MM

BRANCHES                     93

(*)   Revenues and loans are adjusted
      for the effect of credit card
      receivables securitization.

(**)  Includes Japan]

[PHOTO] { CitiSelect (R) portfolios, a new family of asset allocation mututal funds that bring sophisticated investing to individual investors, were launched in June 1996 in the U.S. Other versions of the CitiSelect portfolios were launched in Asia and Europe. Global assets under management in these funds by the end of 1997 reached over $2 billion.

               } Citibank is the undisputed leader in the Cards business, with more than 36 million cardmember accounts worldwide. Growth continues with the planned acquisition of the AT&T Universal Card business, introduction of the Drivers' Edge card, and the continuation of the Citibank-American Airlines partnership. The Citibank AAdvantage card is the most successful co-branded card in the industry.

                         DELIVERING ON THE BRAND PROMISE

                          TO CONSUMERS AROUND THE WORLD

Helping people fulfill their aspirations

By the year 2010, an estimated four to five billion people worldwide will be active users of a vast range of financial products and services. Our goal is for Citibank to be the name that most often comes to mind when people think about money. The only truly global consumer bank, Citibank is well along in its strategy to be the bank of choice for people everywhere.

We already have relationships with one in five U.S. households, and are present in all of the world's fastest-growing consumer markets. We are extending our reach both physically and electronically; we are creating global products and platforms, developing new delivery channels and forging strategic alliances with a broad range of partners.

Building a Powerful Global Brand

The Citibank name already approaches brand status in some markets. The company's long-standing reputation provides an excellent foundation for building the most powerful global brand in the financial services industry.

Programs aimed at making every customer's experience with Citibank consistent, positive and satisfying are progressing throughout the company. They range from design standards that make every Citibank access point instantly recognizable, to expanding access gateways, to training

[PHOTO]
every employee to improve service and product quality.

      Quality is essential in creating brand value, and is in itself a breakout growth strategy. Customer satisfaction with financial institutions is notoriously low, particularly in the U.S., where most banks do not reach 70%. Citibank, however, achieved a customer satisfaction level of 75% in 1997 several Asian and Latin American markets reached satisfaction scores in the high 80s.

      Our quality initiative is expected to reduce defects--defined as anything the customer perceives as less than perfect--to below half of current levels by the end of 1998. By 2000, we will have brought defects down to under 10% of today's levels. A similar focus on eliminating wasted time and effort will greatly compress the time required for routine process cycles.

Building Lifelong Relationships

      An emergent global middle class is a driving force in today's world economy. Growing in sophistication as well as size, this consumer population has the same aspirations worldwide--to buy houses, cars and appliances; to send their children to college; to ensure a comfortable retirement.

      Meeting the financial services needs of these consumers is

[GRAPHIC: LIFELONG RELATIONSHIPS AROUND THE WORLD

STUDENTS     SINGLES & YOUNG FAMILIES       ESTABLISHED FAMILY UNITS   RETIREES

--------     ------------------------       ------------------------   --------

XXXXXXXXXXXXXXXXXXXXXXXXXXXXXX CHECKING XXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXX

XXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXX CARDS XXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXX

       XXXXXXXXXXXXXXXXXXXXXXXXXXX MORTGAGES XXXXXXXXXXXXXXXXXXXXXXXXX

     XXXXX COLLEGE LOANS XXXXX               XXXX COLLEGE LOANS XXXX

       XXXXXXXXXXXXXXXXXXXXXXXXX AUTO LOANS XXXXXXXXXXXXXXXXXXXXXXXXXXXXXXX

XXXXXXXXXXX SAVINGS & CDs XXXXXXXXXXX

         XXXXXXXXXXXXXXXXXXXXXXXXX INVESTMENTS XXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXX

                           XXXXXXXXXXX LIFE INSURANCE XXXXXXXXXXX

                                XXXXXX DISABILITY INSURANCE XXXXXXXXXXX

                                                     XXXX TRUST & ESTATE XXXX]

[PHOTO PAGES 12 & 13: FIFTH AVENUE, NEW YORK] undoubtedly one of the best business opportunities in the world today, and no one is better positioned than Citibank to reap that opportunity. By providing the right product sets, Citibank can work with customers throughout their financial lives.

Operating globally improves quality and drives down expenses by consolidating processing and other common functions. "Success transfer" of innovative products and practices can be accomplished quickly and economically. With a worldwide portfolio of products and businesses, temporary economic problems in a particular region can be offset by strong performance in others.

Opening New Delivery Channels

Extending our physical presence does not require that we build or acquire massive branch networks. Citibank has long used technology to increase customer access. Electronic branches, smaller and less expensive to operate, are being installed in many markets. Our proprietary Citicard Banking Centers, introduced over 20 years ago, are now much more than automated tellers, placing customers' entire financial relationships at their fingertips.

Customers may use Direct

[PHOTO PAGES 12 & 13:

FIFTH AVENUE, NEW YORK]      HELPING THE AFFLUENT MANAGE
                             THEIR WEALTH

                             Citibank has earned a long-standing reputation for providing people who have achieved high net worth, and their families, with the capabilities and personal service they need to manage wealth effectively. Managed client business volumes of the Private Bank passed $100 billion in 1997. The Private Bank relationship managers use their depth of knowledge about their clients' individual circumstances to bring them an assemblage of personal banking services from the Consumer Bank, coupled with investment expertise drawn from the Corporate Bank and Citibank Global Asset Management professionals.

                             CitiGold brings priority-service branch banking around the world to customers who have substantial relationships with the Global Consumer Bank.

Access personal computer banking on our private network, or a new Internet-based version now online in the U.S. In most of our emerging markets, we are the only bank offering 24-hour, seven-day telephone access.

      We expect innovative cards that combine advanced technology with our strengths in the credit card business to be key components of delivery systems using satellite communications.

      Electronic access is also key for Citibank to span the U.S. with a coast-to-coast mix of modern branches, electronic kiosks, home banking and other access points.

Forging Strategic Alliances

Alliances, joint ventures and other partnerships are an efficient and practical way to gain new technology, extend our product set, reach new customers for existing products, or increase our coverage of a particular market.

      We have a strong record of success with strategic partners. We've worked with American Airlines for over 10 years, and have introduced the Citibank AAdvantage Card in 16 countries. Joint ventures with pension fund and insurance companies in Latin America have made us a leader in privatized pension systems, which we expect to put to good advantage in

--------------------------------------------------
SIR ELTON JOHN TAKES
THE CITIBANK BRAND
AROUND THE WORLD [PHOTO]

      Citibank is the sole sponsor of entertainer Elton John's 1998 world tour. "The Big Picture" tour will carry the Citibank name through 65 cities in North America, Europe, Asia and Australia.

      Academy Award winner Sir Elton John has won numerous entertainment industry awards and was knighted by Queen Elizabeth for his services to music and charity. He will appear in Citibank advertising and will participate in consumer retail promotions. The partnership includes cause-related marketing to benefit the Elton John
AIDS Foundation.

--------------------------------------------------

    [PHOTO PAGES 14 & 15: BUDAPEST, HUNGARY]

Central and Eastern Europe.

                            [PHOTO: San Borja, Peru]

      In 1997, new alliances ranged from the planned joint marketing relationship with AT&T as part of the agreement to buy its Universal Card business in the U.S., to the opening of eight mini-branches in Blockbuster store locations in Peru. We are working with CNN and MECA Software L.L.C., two leading communication and technology companies, to enhance our delivery platform. Tests of new marketing partnerships are under way with major retailers in Europe and the U.S.

      [PHOTO PAGES 14 & 15: BUDAPEST, HUNGARY]

AROUND THE GLOBE, CORPORATE CLIENTS
COUNT ON THEIR BRAND OF CHOICE`

Heritage of more than a century
strategy for the future

Corporate banking is the deepest part of our heritage, and serving companies--wherever their business takes them--is still the primary strategic purpose of the Corporate Bank.

      We began our international expansion because our customers needed a bank they could rely on as they entered new markets around the globe. Our foreign-exchange service dates back a hundred years, to 1897. Our presence in Asia goes back to 1902, and we opened our first corporate banking office in Latin America in 1904.

      All around the world, our customers count on us for global expertise and local insight, for quality and consistency, for commitment to markets even through crises, and for innovation and responsiveness.

      Today, the Corporate Bank has four principal client groups:

      [] Global companies that value the depth and breadth of Citibank's presence in almost 100 countries;

      [] Investors who turn to Citibank's Global Markets unit to uncover opportunities for superior returns around the world;

      [] Top-tier local corporations and financial institutions in emerging markets that, as they expand regionally, value our global perspective;

KEY AWARDS -
GLOBAL CORPORATE BANKING

ACKNOWLEDGED "BEST" WORLDWIDE

When publications release their rankings of banks in particular categories, Citibank is always at or near the top. Some 1997 examples are:

Best Bank                                    Best in Transaction Processing
     Global Finance                               Euromoney

Best Emerging Market Bank                    Best in Cash Management
     Global Finance                               Corporate Finance

Best in FX                                   Best in Emerging Markets Custody
     Euromoney - 19th year                        Global Custodian
     Global Investor
     Asiamoney                               Best in Latin America
     Corporate Finance                            Euromoney

Best in Securitization                       Best in Africa
     Euromoney                                    Euromoney
     Corporate Finance

                                             Best in Middle East
Best in Emerging Market Loans                     Euromoney
     International Financing Review

                                             Best in ADRs Custody
Best in Derivatives                               World Equity
     Institutional Investor
     Asiamoney                               Best Bank in Asia
                                                  Far Eastern Economic Review

                                [PHOTO: Manufacturing fiber-optic glass strands]

    [PHOTO: MUMBAI, INDIA]

{ Lucent Technologies turned to Citibank for customer financing as advanced as its telecommunications systems. Citibank's Securitized Vendor Finance program gave Lucent Technologies a flexible resource for financing vendor sales in the emerging markets. The transaction was named a Deal of the Year by Corporate Finance magazine.

^ As markets evolve, electronic trading eliminates the need for the physical exchange of paper shares of stocks and bonds via armored courier, as pictured here in Mumbai, India. Regulators and businesses in emerging markets routinely look to Citibank Worldwide Securities Services for help in developing the financial infrastructures needed to minimize trading and settlement risk, increase liquidity and improve efficiency.

Citibank has a long history in helping investors and issuers manage change in emerging markets. Clients count on our local expertise and insight for more effective risk management, particularly in areas where markets may be volatile. With an expanding client base doing more business globally, Citibank Worldwide Securities Services generated 20% revenue growth in 1997.

[ ] Emerging local companies--the multinationals of tomorrow--that appreciate having a hometown bank regarded as best all around the world.

Serving Global
Companies Globally

Nowhere is Citibank's customer focus more evident than in Global Relationship Banking, which performs business transactions for multinational companies and their subsidiaries all over the world. This business is organized, managed and measured by customer, rather than by region or product. A single, dedicated relationship team serves each parent company and its subsidiaries everywhere they operate.

      Our product offerings are determined by what these, our most sophisticated customers, demand from us. Our transaction and securities services combine product superiority with executional excellence. Our expertise in corporate finance and capital markets is unsurpassed. We are a major participant in significant markets throughout the world, every day. Citibank has been ranked as best in foreign exchange for 19 consecutive years and consistently wins accolades for its emerging-market and derivatives expertise.

      Global Relationship Banking is big business for Citibank today and still offers considerable growth potential. Multinational companies today spend around $70 billion annually on financial services. Our share of this market, although well ahead of our competitors', allows considerable room for growth with these customers. Their expenditures are

      [PHOTO PAGES 18 & 19: Singapore, Caption on page 19] growing absolutely, and at disproportionately high rates in those areas where Citibank has its greatest strengths--emerging markets and structured products.

Being the Best Local Bank ... All Around the World

Citibank's long-standing strength in emerging markets translates into an extraordinary growth opportunity. Global Relationship customers are growing in these markets at two or three times their growth rate in developed countries. In addition, most newcomers to the ranks of global companies are from the emerging markets, where an embedded Citibank already has a track record and established relationships. We are acquiring new local corporate customers in the emerging markets at a rate of more than 2,000 annually.

      Foreign and local corporations currently spend more than $165 billion annually for financial services across these countries. Spending is growing at more than 7% per year.

      We designate as "emerging markets" those Citibank locations outside the economies of North America, Western and Northern Europe, and Japan. Their state of development actually ranges from such advanced economies as

[TABLES:

                       ----------------------------------
                           GLOBAL CORPORATE BANKING -
                       THE ONLY GLOBAL BANK THAT IS LOCAL

                              IN ALMOST 100 MARKETS

                       ----------------------------------

    GLOBAL CORPORATE BANKING

    REVENUE

    $ Billions

                                     95     96     97
    Global Relationship Banking     3.6    3.7    4.4
    Emerging Markets                2.9    3.4    3.9


    GLOBAL CORPORATE BANKING
    REVENUE BY PRODUCT

    Transaction Services                         28%
    Capital Markets/Corporate Finance            19%
    Venture Capital                               9%
    Securities Transactions/Other                 8%
    Loan Products                                14%
    Trading                                      22%


    GLOBAL CORPORATE BANKING
    REVENUE BY REGION

    North America                                33%
    Europe, Japan                                20%
    Central/Eastern Europe, Middle East, and
    Africa                                       10%
    Asia Pacific                                 16%
    Latin America                                21%]

[PHOTO PAGES 18 & 19: Singapore, Caption follows:

In 1997, Citibank opened an expanded trading room in Singapore, one of 80 trading sites worldwide which trade currencies, bonds and derivatives around the clock. Some traders work for corporate and institutional investors, and others for Citibank's asset management organization, which offers mutual funds through the Consumer Bank. Trading is part of our Global Markets unit, bringing together Capital Markets and Corporate Finance in emerging and developed markets to serve issuers and investors.]

    [PHOTO: Buenos Aires, Argentina]       EVOLUTION OF A DEVELOPING MARKET

                                       Citibank usually enters a country to
                                       serve global customers, providing them
                                       with cash management, short-term loans,
                                       and foreign-exchange services. As the
                                       market begins to develop, we offer trade services, project finance, and fixed-income issuance and trading. As development progresses, securities custody, loan syndications and derivatives services are introduced. At this stage, services for locally headquartered companies become significant and consumer banking services are introduced.

                                       { Leveraging our presence in 98
                                       countries, Citibank is adept at providing issuers with access to investors around the world. In 1997, we underwrote bond issues in the U.S., Europe, Eastern Europe, Asia and Latin America, including an offering for Autopistas del Sol, the company which operates Argentina's largest toll road. The $380 million bond issue was sold to investors outside Argentina.

                                       } An innovative structure that works like a credit card, "Green Card" enables Hoechst Schering AgrEvo do Brasil (a company of clients Hoechst AG and Schering AG) to provide balance-sheet-friendly financing of sales of seeds, chemicals and other crop supplies to farmers, dealers and cooperatives. The structure provides flexible financing options and documentation processes, meeting primary needs of Citibank's agro-chemical clients.

Singapore, Australia and Brazil to the embryonic market economies of Eastern Europe, Southeast Asia and a number of African countries.

      Our "embedded bank" strategy in those markets is successful because of a combination of factors that are unique to Citibank.

      We seek leading market share because size brings economies of scale, along with visibility and stature in the local economy, and a sustainable stream of revenues.

      A diverse array of products differentiates Citibank from most competitors and enables us to deepen relationships as markets and customers grow.

      Our ability to stick with our customers, particularly when competitors are pulling back, strengthens existing relationships and attracts new customers. Insight developed over time helps us manage our own and customers' risk. We have been part of some local business communities for nearly a century.

      Our senior managers are recruited locally. With a blend of international and indigenous staff, we have the insight and commitment that sustain relationships.

      Citibank's tradition of community involvement--as an institution and through our employees--is particularly strong and effective in the emerging markets.

      By cultivating each of these factors over time, Citibank has become the lead international bank in emerging markets, more local than any other foreign bank, and as close to our customers as any local bank.

                                             ---------------------------------
                                             [PHOTO]

                                             ---------------------------------

                                             ^ Over 50,000 music lovers braved
                                             the rain to attend the New York
                                             Philharmonic Orchestra's free
                                             outdoor concert in Ibirapuera Park,
                                             Sao Paulo, Brazil, in 1997. Since
                                             1980, Citibank's sponsorship has
                                             brought the Philharmonic to
                                             audiences in 77 cities in 43
                                             countries and territories. The 1998
                                             tour will include 10 cities in 6
                                             countries throughout Asia.

                                             ---------------------------------


[PHOTO on Page 21: Sao Paulo, Brazil]

NO MORE THAN A CLICK,
A CALL OR A MILE AWAY

Citibank's business is as much
information and communications
as financial services

Executing our global growth strategy relies heavily on state-of-the-art technology. Our current technology thrust is twofold:

      [] To integrate our current systems into a standard global platform;

      [] To introduce new technology-based products and delivery systems.

      Global integration is the charge of our Operations and Technology organization over the next 18 to 36 months. This is a huge undertaking. We've been building our global presence for more than a century. We will be altering our operating base to take advantage of the regulatory environment, to standardize our systems and processes, creating

----------------------------------------
[PHOTO]

----------------------------------------

{ Forgot your Citicard? Citibank is exploring how biometric technologies like iris scanning might unobtrusively and reliably verify customers' identities, which could make bankcards and PIN numbers things of the past.

} Operations and Technology is organized to deliver customer solutions that cut across product and geographic boundaries. We have established centers of excellence where we are building global platforms to support customer needs from any location. Our focus is on sharing best practices to improve customer service.

----------------------------------------
compatible infrastructures for everything from telecommunications to opening checking accounts.

      Today, Citibank's back office functions account for about half of our operating expenses and employ about 65% of Citibankers around the world.

Increasing Service Quality
by Standardizing

Our systems compete with the best available in any local market. However, to serve our customers seamlessly across boundaries with consistently high quality, we need global integration of our systems and processes. Fortunately, as our customers' needs have evolved we have seen deregulation in economies around the world, declining telecommunications costs and compatible technology infrastructures. These changes make boundaryless systems feasible.

      Progress has been realized as we realign our infrastructure to optimize our efficiencies, driving toward consolidated credit card processing, customer service centers, securities processing and foreign exchange market-making centers. Our customers will benefit from these global platforms.

      Standardization brings many benefits. We can broaden the range of products we offer through our network and speed distribution of "best practices" throughout Citibank. Resulting efficiencies will enable us to be the low-cost producer in many of our service areas. Response time for most customer inquiries will be in real time.

Making the Virtual Real

      As we bring our current systems into the global arena, our

                                       [PHOTO: MUMBAI,INDIA, CAPTION ON PAGE 22]

Advanced Development Group is working to take us to the forefront of electronic banking and commerce.

      Advanced Development employs new computer and electronic technologies, a cost base dramatically lower than traditional banking, and delivery vehicles like the telephone, the Internet and satellite and cable TV to reach the customer--around the globe.

      Much of our business in 2010 will come from customers we don't have today, and it will be in products and services that don't yet exist, delivered in totally new ways.

      Central to Advanced Development's work is electronic commerce, which is a key to achieving Citibank's ambitious customer goals around the world.

      We are moving quickly to capitalize on the new opportunities presented by electronic delivery. This requires an emphasis on faster product-development cycles, taking customer feedback into account early on. We can make greater use of external technology partnerships, which flatten the learning curve. Both our Advanced Development and Operations and Technology groups have formed much tighter alignments with the business goals of our corporate and consumer businesses.

      People everywhere will be able to turn to Citibank for all their financial needs, to do their banking however and wherever they choose, whether in person, over the phone or by computer. And no matter what method is chosen, our customers can be assured of an environment that is safe, reliable, private and secure.

                                        ----------------------------------------
                                        Do your banking in cyberspace. A new web

                                        browser-based Direct Access home-banking

                                        service is the centerpiece of Citibank's

                                        redesigned web site

                                        (http://www.citibank.com). It's free,

                                        and it lets customers check balances,

                                        review account activity, transfer funds,

                                        pay bills and manage investments on the
                                        Internet anytime from their personal

                                        computer.

                                        ----------------------------------------

    [PHOTO]

    Anytime, Anywhere

                          FINANCIAL INFORMATION

                          CITICORP IN BRIEF                    26
                          OVERVIEW OF 1997 RESULTS             27
                          THE BUSINESSES OF CITICORP           29
                          GLOBAL CONSUMER                      30
                          Citibanking                          31
                          Cards                                32
                          Private Bank                         33
                          Consumer Businesses in
                             Developed and Emerging Markets    34
                          Consumer Portfolio Review            35
                          GLOBAL CORPORATE BANKING             37
                          Emerging Markets                     38
                          Global Relationship Banking          39
                          CORPORATE ITEMS                      40
                          MANAGING GLOBAL RISK                 41
                          SUMMARY OF FINANCIAL RESULTS         49
                          STATEMENT OF INCOME ANALYSIS         49
                          FINANCIAL REPORTING RESPONSIBILITY   55
                          REPORT OF INDEPENDENT AUDITORS       55
                          CONSOLIDATED FINANCIAL STATEMENTS    56
                          STATEMENT OF ACCOUNTING POLICIES     61
                          NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS              64
                          QUARTERLY FINANCIAL INFORMATION      82
                          10-K CROSS-REFERENCE INDEX           83
                          FINANCIAL DATA SUPPLEMENT            84


CITICORP IN BRIEF

In Millions of Dollars Except Share Data                             1997          1996          1995         1994          1993
------------------------------------------------------------------------------------------------------------------------------------
Net Income--Before Accounting Changes                             $   3,591     $   3,788     $   3,464    $   3,422     $   1,919
Net Income--After Accounting Changes (1)                              3,591         3,788         3,464        3,366         2,219
------------------------------------------------------------------------------------------------------------------------------------
Net Income Per Share (2)
Basic
Before Accounting Changes                                         $    7.53     $    7.73     $    7.60    $    7.84     $    4.26
After Accounting Changes (1)                                           7.53          7.73          7.60         7.69          5.05
Diluted
Before Accounting Changes                                              7.33          7.43          6.50         6.40          3.54
After Accounting Changes (1)                                           7.33          7.43          6.50         6.29          4.13
Dividends Declared Per Common Share (3)                                2.10          1.80          1.20         0.45          --
As a Percentage of Income, Assuming Dilution,
   After Accounting Changes (1) (3)                                   28.65%        24.23%        18.46%        7.15%         --
------------------------------------------------------------------------------------------------------------------------------------
At Year-End

Total Loans, Net of Unearned Income and Allowance
   for Credit Losses(4)                                           $ 178,197     $ 169,109     $ 160,274    $ 147,265     $ 134,588
Total Assets (5)                                                    310,897       281,018       256,853      250,489       216,574
Total Deposits                                                      199,121       184,955       167,131      155,726       145,089
Long-Term Debt                                                       19,785        18,850        18,488       17,894        18,160
Common Stockholders' Equity (6)                                      19,293        18,644        16,510       13,582        10,066
Total Stockholders' Equity (6)                                       21,196        20,722        19,581       17,769        13,953
Tier 1 Capital                                                       21,096        19,796        18,915       16,919        13,388
Total Capital (Tier 1 and Tier 2)                                    31,156        28,870        27,725       26,119        23,152
------------------------------------------------------------------------------------------------------------------------------------
Financial Ratios

Net Income to Average Assets (5)                                       1.22          1.40          1.29         1.29          0.97
Return on Common Stockholders' Equity (6)                             18.11         20.35         20.80        25.81         21.06
Return on Total Stockholders' Equity (6)                              17.10         18.95         18.33        21.43         17.72
Average Common Stockholders' Equity to Average Assets (5) (6)          6.46          6.60          5.59         4.47          3.95
Average Total Stockholders' Equity to Average Assets (5) (6)           7.12          7.40          7.03         6.02          5.48
Common Stockholders' Equity to Assets (5) (6)                          6.21          6.63          6.43         5.42          4.65
Total Stockholders' Equity to Assets (5) (6)                           6.82          7.37          7.62         7.09          6.44
Tier 1 Capital Ratio                                                   8.34          8.39          8.41         7.80          6.62
Total Capital Ratio (Tier 1 and Tier 2)                               12.31         12.23         12.33        12.04         11.45
Leverage Ratio (5)                                                     7.01          7.42          7.45         6.67          6.15
------------------------------------------------------------------------------------------------------------------------------------
Share Data

Year End Stock Price (7)                                          $ 126 7/16    $     103     $  67 1/4    $   41 3/8    $   36 7/8
Common Equity Per Share (6)                                           42.50         40.25         38.64        34.38         26.04
------------------------------------------------------------------------------------------------------------------------------------
Earnings Analysis

Total Revenue                                                     $  21,616     $  20,196     $  18,678    $  16,748     $  16,075
Effect of Credit Card Securitization Activity (8)                     1,713         1,392           917          934         1,282
Net Cost to Carry (9)                                                    (5)          (46)           23           89           252
Capital Building Transactions                                          --            --            --            (80)            2
                                                                  ---------     ---------     ---------    ---------     ---------
Adjusted Revenue                                                     23,324        21,542        19,618       17,691        17,611
                                                                  ---------     ---------     ---------    ---------     ---------
Total Operating Expense                                              13,987        12,197        11,102       10,256        10,615
Net OREO Benefits (Costs) (10)                                           72            44           105           (9)         (245)
Restructuring Charges                                                  (889)         --            --           --            (425)
                                                                  ---------     ---------     ---------    ---------     ---------
Adjusted Operating Expense                                           13,170        12,241        11,207       10,247         9,945
                                                                  ---------     ---------     ---------    ---------     ---------
Operating Margin                                                     10,154         9,301         8,411        7,444         7,666
                                                                  ---------     ---------     ---------    ---------     ---------
Global Consumer Credit Costs (11)                                     3,538         3,115         2,473        2,338         2,740
Global Corporate Banking  Credit (Benefits) Costs (12)                  (95)          (87)           72          239         1,036
                                                                  ---------     ---------     ---------    ---------     ---------
Operating Margin Less Credit Costs                                    6,711         6,273         5,866        4,867         3,890
Additional Provision (13)                                               100           200           281          336           603
Restructuring Charges                                                   889          --            --           --             425
Capital Building Transactions                                          --            --            --             80            (2)
                                                                  ---------     ---------     ---------    ---------     ---------
Income Before Taxes and Cumulative Effects of Accounting Changes      5,722         6,073         5,585        4,611         2,860
Income Taxes                                                          2,131         2,285         2,121        1,189           941
                                                                  ---------     ---------     ---------    ---------     ---------
Income Before Cumulative Effects of Accounting Changes                3,591         3,788         3,464        3,422         1,919
Cumulative Effects of Accounting Changes (1)                           --            --            --            (56)          300
                                                                  ---------     ---------     ---------    ---------     ---------
Net Income                                                        $   3,591     $   3,788     $   3,464    $   3,366     $   2,219
-----------------------------------------------------------------------------------------------------------------------------------

(1) Refers to the adoption in 1994 of Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," and in 1993 of SFAS No. 109, "Accounting for Income Taxes."
(2) Reflects the adoption in 1997 of SFAS No. 128, "Earnings Per Share." Prior periods have been restated. See page 78.
(3) Citicorp resumed paying dividends on its common stock on April 18, 1994, after having suspended the dividend on October 15, 1991.
(4) Commencing in 1997, Citicorp classifies credit card and mortgage loans intended for sale as loans held for sale.
(5) Reflects the effects of adopting as of January 1, 1994 Financial Accounting Standards Board ("FASB") Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts."
(6) Reflects the effects of adopting as of January 1, 1994 SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."
(7)   Based on the New York Stock Exchange Composite Listing.
(8) Commencing in 1997, includes effect related to credit card receivables held for sale. See page 54 for a description of the effect of credit card securitization activity.
(9) Principally the net cost to carry commercial cash-basis loans and other real estate owned ("OREO").
(10) Principally gains and losses on sales, direct revenue and expense, and writedowns of commercial OREO.
(11) Principally consumer net credit write-offs adjusted for the effect of credit card securitization activity.
(12) Includes commercial net credit write-offs, net cost to carry, and net OREO benefits (costs).
(13) Represents amounts in excess of net write-offs. See page 52 for discussion.

OVERVIEW OF 1997 RESULTS

Citicorp reported 1997 income of $4.1 billion or $8.51 per diluted common share, up 9% and 15%, respectively, from $3.8 billion or $7.43 in 1996, excluding the $556 million after-tax effect of a restructuring charge ($889 million pretax) taken in the 1997 third quarter. Net income including the charge was $3.6 billion or $7.33 per diluted common share. Earnings excluding the charge were led by continued momentum in Global Corporate Banking, the Private Bank, and Citibanking in the U.S., and were dampened by increased credit costs in U.S. bankcards.

      Excluding the charge, return on common equity of 20.9% for 1997 was up from a year-ago, and return on average assets was virtually unchanged at 1.41%.

      Global Consumer earned $1.9 billion in 1997, down 6% from 1996, excluding the restructuring charge, as margin growth, driven by higher revenue, was offset by increased Cards credit costs. Net income including the charge was $1.6 billion. Earnings in Global Corporate Banking of $2.6 billion excluding the charge, were up 18% from 1996, reflecting revenue and operating margin growth. Net income including the charge was $2.4 billion.

      Events in Asia during the last half of 1997, which have continued into 1998, reduced pretax results by approximately $300 million, due primarily to the effect of foreign currency translation on our business results, spread compression in the Asian and Brazilian consumer businesses, and movements in financial markets which resulted in reduced trading income offset by increased foreign exchange earnings. The impact of events in Asia may continue to affect Citicorp's overall business related to that region.

      Adjusted revenue of $23.3 billion was up $1.8 billion or 8% from 1996, up 11% excluding the effect of foreign currency translation, which reduced revenue by $566 million. Revenue in Global Consumer increased 4% to $14.1 billion, up 7% excluding the translation effects, led by Citibanking and Cards worldwide, and by the Private Bank. Revenue of $8.3 billion in Global Corporate Banking was up $1.1 billion or 16%, up 18% excluding the translation effects, as Global Relationship Banking increased by 18% and Emerging Markets increased by 13%.

      Adjusted net interest revenue (taxable equivalent basis) of $13.8 billion was up $395 million or 3% from 1996 as the impact of asset growth in most markets was partially offset by spread compression and the effect of foreign currency translation. Adjusted fee and commission revenue of $5.7 billion was up $400 million or 8%, led by growth in Global Consumer. Trading-related revenue, including related net interest revenue, of $2.1 billion increased $198 million from 1996, as strong foreign exchange revenue was partially offset by a decline in trading account results, largely in derivative instruments. Venture capital revenue of $749 million increased $299 million from 1996, benefiting from buoyant equity markets during much of 1997. Aggregate securities transactions and net asset gains of $1.0 billion for 1997 increased $434 million from a year ago.

[GRAPHIC OMITTED

Tables:

--------------------------------------------------------------------------------
Income Before Taxes
$ Billions

                                     93       94       95      96       97
Excluding Restructuring Charges      3.3      --       --      --       6.6
As Reported                          2.9      4.6      5.6     6.1      5.7
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Adjusted Revenue
$ Billions

     93       94       95      96       97
--------------------------------------------
     17.6     17.7     19.6    21.5     23.3

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Total Capital
$ Billions

                                     93       94       95      96       97
Tier 1                               13.4     16.9     18.9    19.8     21.1
Tier 2                                9.8      9.2      8.8     9.1     10.1
                                     ----     ----     ----    ----     ----
                                     23.2     26.1     27.7    28.9     31.2

Tier 1 Ratio                         6.6%     7.8%     8.4%    8.4%     8.3%
--------------------------------------------------------------------------------

      Adjusted operating expense of $13.2 billion, which excluded the restructuring charge, was up $929 million or 8% from 1996, up 10% excluding the effect of foreign currency translation, which reduced expense by $315 million. Expense increased in the emerging markets by 12%, up 16% excluding the translation effects, reflecting business expansion. Developed markets expense was up 6%, up 8% excluding translation effects.

      The $889 million restructuring charge represented costs expected to be incurred in connection with cost-management programs and customer service initiatives to improve operational efficiency and productivity, including global operations and technology consolidation and standardization, the reconfiguration of front-end distribution processes, and the outsourcing of various technological functions.

      Operating margin grew $853 million, or 9%, to $10.2 billion excluding the restructuring charge. The incremental revenue to expense ratio was 1.9 to 1 for the year, and the efficiency ratio (adjusted operating expense as a percentage of adjusted revenue) was 56% compared with 57% in 1996.

      Total credit costs were $3.4 billion in the year, up $415 million or 14% from 1996. The effect of foreign currency translation reduced credit costs by $90 million in 1997. Global Consumer credit costs of $3.5 billion in 1997 were up $423 million or 14% from 1996, and the ratio of net credit losses to average managed loans was 2.61% compared to 2.37% for 1996. The increases in credit costs and the related loss ratio chiefly reflected higher losses in U.S. bankcards partially offset by a decline in Citibanking. The managed consumer loan delinquency ratio (90 days or more past due) decreased to 2.31% from 2.62% at the end of 1996.

      Global Corporate Banking credit costs remained low at a net benefit of $95 million in 1997 compared to a net benefit of $87 million in 1996. Commercial cash-basis loans and OREO of $1.5 billion at year-end were unchanged from a year earlier.

      At December 31, 1997, total credit loss reserves were $6.0 billion. Global Consumer continued to build its allowance for credit losses, adding $100 million above net credit losses in 1997 and $200 million in 1996, primarily related to Cards.

      Citicorp's effective tax rate was 37% for 1997 and 38% for 1996. Income taxes are attributed to core businesses, including their restructuring charges, on the basis of local tax rates, which resulted in effective tax rates for the core businesses of 25% in 1997 and 26% in 1996.

      Total capital (Tier 1 and Tier 2) was $31.2 billion or 12.31% of net risk-adjusted assets, and Tier 1 capital was $21.1 billion or 8.34% at December 31, 1997. During 1997, Citicorp generated $2.2 billion of free capital and repurchased 18.8 million shares of common stock for $2.3 billion. With these repurchases, the number of shares acquired since June 20, 1995, when the Board of Directors authorized the stock repurchase program, totaled 78.0 million at a cost of $6.9 billion. As expanded in January and November 1996, the program is authorized to make total purchases of up to $8.5 billion.

THE BUSINESSES OF CITICORP


Citicorp, with its subsidiaries and affiliates, is a global financial services organization. Its staff of 93,700 (including 54,800 outside the U.S.) serves individuals, businesses, governments, and financial institutions in approximately 3,000 locations (including branches and representative, subsidiary, and affiliate offices) in 98 countries and territories throughout the world as of December 31, 1997.

      Citicorp, a U.S. bank holding company, was incorporated in 1967 under the laws of Delaware and is the sole shareholder of Citibank, N.A. ("Citibank"), its major subsidiary.

      Citicorp is regulated under the Bank Holding Company Act of 1956 and is subject to examination by the Federal Reserve Board ("FRB"). Citibank is a member of the Federal Reserve System and is subject to regulation and examination by the Office of the Comptroller of the Currency ("OCC"). See page 90 for further discussion of regulation and supervision.


[GRAPHIC OMITTED:

---------------------------------
Core Business 1997 Income*

CITIBANKING                   17%
CARDS                         18%
PRIVATE BANK                   7%
GLOBAL RELATIONSHIP BANKING   22%
EMERGING MARKETS              36%

*  Excluding restructuring charge
---------------------------------]


      Citicorp's activities are conducted primarily within the two franchises of Global Consumer and Global Corporate Banking. The Global Consumer business operates a uniquely global, full-service consumer franchise encompassing branch and electronic banking ("Citibanking"), credit and charge cards ("Cards"), and personalized wealth management services for high net-worth clients ("the Private Bank"). The Global Corporate Banking business serves corporations, financial institutions, governments, investors, and other participants in developed and emerging markets throughout the world.

[GRAPHIC OMITTED:

---------------------------------
Core Business 1997 Income*

DEVELOPED                     44%
EMERGING                      56%

*  Excluding restructuring charge
---------------------------------]


      Additional information on the business and geographic distribution of revenue, income and average assets is disclosed in Note 12 to the consolidated financial statements.

      The table below shows the net income, average assets, and return on assets for each of Citicorp's businesses for the three years ended December 31, 1997.


----------------------------------------------------------------------------------------------------------------------------------
BUSINESS FOCUS
                                                   Net Income (Loss)              Average Assets                Return on Assets
                                                          $ Millions                  $ Billions                               %
----------------------------------------------------------------------   ---------------------------   ---------------------------
                                           1997(1)   1996(2)   1995(2)     1997     1996(2)  1995(2)     1997(1)   1996(2)  1995(2)
----------------------------------------------------------------------------------------------------------------------------------
Global Consumer                          $ 1,553   $ 2,028   $ 1,963     $   132  $   126  $   120       1.18%     1.61%     1.64%
Global Corporate Banking                   2,390     2,161     1,760         156      139      144       1.53      1.55      1.22
                                         -------   -------   -------     -------  -------  -------       ----      ----      ----
Core Businesses                            3,943     4,189     3,723         288      265      264       1.37      1.58      1.41
Corporate Items                             (352)     (401)     (259)          7        5        5         NM        NM        NM
                                         -------   -------   -------     -------  -------  -------
Total Citicorp                           $ 3,591   $ 3,788   $ 3,464     $   295  $   270  $   269       1.22      1.40      1.29
----------------------------------------------------------------------------------------------------------------------------------
Supplemental Information
Global Consumer
    Citibanking                          $   478   $   723   $   573     $    85  $    83  $    80       0.56%     0.87%     0.72%
    Cards                                    764     1,024     1,164          31       27       25       2.46      3.79      4.66
    Private Bank                             311       281       226          16       16       15       1.94      1.76      1.51
                                         -------   -------   -------     -------  -------  -------
Total                                    $ 1,553   $ 2,028   $ 1,963     $   132  $   126  $   120       1.18      1.61      1.64
----------------------------------------------------------------------------------------------------------------------------------
Global Consumer Businesses in:
    Emerging Markets                     $   819   $   933   $   801     $    42  $    38  $    35       1.95%     2.46%     2.29%
    Developed Markets                        734     1,095     1,162          90       88       85       0.82      1.24      1.37
                                         -------   -------   -------     -------  -------  -------
Total                                    $ 1,553   $ 2,028   $ 1,963     $   132  $   126  $   120       1.18      1.61      1.64
----------------------------------------------------------------------------------------------------------------------------------
Global Corporate Banking
    Emerging Markets                     $ 1,559   $ 1,436   $ 1,132     $    72  $    60  $    50       2.17%     2.39%     2.26%
    Global Relationship Banking              831       725       628          84       79       94       0.99      0.92      0.67
                                         -------   -------   -------     -------  -------  -------
Total                                    $ 2,390   $ 2,161   $ 1,760     $   156  $   139  $   144       1.53      1.55      1.22
----------------------------------------------------------------------------------------------------------------------------------

(1) Includes after-tax restructuring charge of $556 million for total Citicorp. Global Consumer, Global Corporate Banking, and Corporate Items reflect after-tax restructuring charges of $351 million, $168 million, and $37 million, respectively. Refer to "Corporate Items" on page 40 and Note 9 for additional details.
(2)   Reclassified to conform to the 1997 presentation.
NM    Not meaningful.

GLOBAL CONSUMER

In Millions of Dollars                         1997        1996(1)       1995(1)
--------------------------------------------------------------------------------
Total Revenue                              $ 12,350    $ 12,113      $ 11,436
Effect of Credit Card
  Securitization Activity                     1,713       1,392           917
Net Cost to Carry Cash-Basis
  Loans and OREO                                 (2)        (10)           12
                                           --------    --------      --------
Adjusted Revenue                             14,061      13,495        12,365
                                           --------    --------      --------
Total Operating Expense                       8,271       7,302         6,816
Net OREO Benefits (Costs) (2)                     4          (5)         --
Restructuring Charge                           (580)       --            --
                                           --------    --------      --------
Adjusted Operating Expense                    7,695       7,297         6,816
                                           --------    --------      --------
Operating Margin                              6,366       6,198         5,549
                                           --------    --------      --------
Net Write-offs                                1,831       1,728         1,544
Effect of Credit Card
  Securitization Activity                     1,713       1,392           917
Net Cost to Carry and Net OREO (Benefits)
   Costs                                         (6)         (5)           12
                                           --------    --------      --------
Credit Costs                                  3,538       3,115         2,473
                                           --------    --------      --------
Operating Margin Less Credit Costs            2,828       3,083         3,076
                                           --------    --------      --------
Additional Provision                            100         200           200
Restructuring Charge                            580        --            --
                                           --------    --------      --------
Income Before Taxes                           2,148       2,883         2,876
Income Taxes                                    595         855           913
                                           --------    --------      --------
Net Income                                 $  1,553    $  2,028      $  1,963
                                           --------    --------      --------
--------------------------------------------------------------------------------

Average Assets (In Billions of Dollars)    $    132    $    126      $    120
Return on Assets                               1.18%       1.61%         1.64%
                                           --------    --------      --------
--------------------------------------------------------------------------------
Excluding Restructuring Charge
Income                                     $  1,904    $  2,028      $  1,963
Return on Assets                               1.44%       1.61%         1.64%
                                           --------    --------      --------
--------------------------------------------------------------------------------

(1)   Reclassified to conform to the 1997 presentation.
(2) Includes amounts related to writedowns, gains and losses on sales, and direct expense related to OREO for certain real estate lending activities.

The Global Consumer business meets the financial services needs of consumer customers across the regions of the world. In 1997, the Global Consumer business recorded a pretax restructuring charge of $580 million ($351 million after-tax) for the consolidation of data centers and operations processing and customer service facilities, the reconfiguration of electronic and other distribution channels, the outsourcing of various technological functions, and the rationalization of administrative and management functions.

      During 1997, the Global Consumer business agreed to acquire AT&T Universal Card Services at a purchase price of $3.5 billion, which will add approximately $15 billion in managed customer receivables and 13.6 million accounts. The transaction is expected to close by the end of the 1998 second quarter following regulatory reviews. The agreement also established a co-branding and joint marketing arrangement with AT&T. The acquisition is expected to have a dilutive impact on 1998 earnings.

      Global Consumer net income was $1.6 billion in 1997, down $475 million or 23% from 1996. Excluding the restructuring charge, income was $1.9 billion, a decline of $124 million or 6% from 1996, reflecting a decline in Cards earnings of 20%, and increases in the Private Bank and Citibanking of 17% and 4%, respectively. Income in 1997 reflected higher U.S. bankcards credit costs, lower earnings in the Asia Pacific region, and strong earnings growth in U.S. Citibanking and in the Private Bank. Earnings growth in 1997 was negatively impacted by the effect of foreign currency translation, particularly in Germany and the Asia Pacific region. Net income in 1996 was up $65 million or 3% from 1995, despite a $140 million or 12% decline in Cards, reflecting increases of 26% and 24% in Citibanking and in the Private Bank , respectively.

[GRAPHIC OMITTED

Global Consumer

$ Billions
                         95        96        97(*)
                        ----      ----      ----
Adjusted Rev.           12.4      13.5      14.1
Income                   2.0       2.0       1.9

* Excluding restructuring charge.]

      Adjusted revenue of $14.1 billion in 1997 was up $566 million or 4%--7% adjusted for the effect of foreign currency translation --from 1996. Net interest revenue was up 3%--6% adjusted for the effect of foreign currency translation--reflecting worldwide business volume growth, the 1996 $64 million assessment to recapitalize the U.S. Savings Association Insurance Fund ("SAIF"), and higher spreads in the U.S. Citibanking business, partially offset by lower spreads in Asia Pacific and U.S. bankcards. Fee and commission revenue grew 8%--12% adjusted for the effect of foreign currency translation--reflecting double digit growth in worldwide Citibanking, the Private Bank and in the Cards business in Asia Pacific and Latin America. Revenue in 1996 was up $1.1 billion or 9% from 1995, reflecting growth across the three consumer businesses and gains of $54 million from the sale of an Asian affiliate and $42 million from the sale of the mortgage portfolio in the United Kingdom.

      Adjusted operating expense of $7.7 billion , excluding the $580 million restructuring charge, was up $398 million or 5% from 1996. Adjusted for the effect of foreign currency translation, expense increased 9%, reflecting growth across the franchise in support of account and business volume growth, additional strategic product development costs, and expansion into new marketplaces. Expense in 1996 increased $481 million or 7% from 1995, principally reflecting increases in Citibanking worldwide, Cards in Asia Pacific and Latin America, and in the Private Bank.

      Global Consumer credit costs of $3.5 billion in 1997 were up from $3.1 billion in 1996 and $2.5 billion in 1995, reflecting higher losses in U.S. bankcards and in the Asia Pacific region, partially offset by declines in the Citibanking and the Private Bank businesses in the United States and by the effect of foreign currency translation, principally in Germany and Asia Pacific. The ratio of net credit losses to average managed loans was 2.61%, 2.37%, and 1.99% in 1997, 1996, and 1995, respectively. The additional provisions, which represent charges in excess of net write-offs to build the allowance, totaled $100 million in 1997, compared with $200 million in 1996 and 1995.

      Income taxes are attributed to core businesses, including their restructuring charge, on the basis of local tax rates, which resulted in an effective rate of 28% in 1997 compared with 30% in 1996 and 32% in 1995, reflecting changes in the nature and geographic mix of earnings. The difference between the local tax rates attributed to core businesses and Citicorp's overall effective tax rate in each year is included in Corporate Items.

GLOBAL CONSUMER

Citibanking

In Millions of Dollars                            1997       1996(1)     1995(1)
--------------------------------------------------------------------------------
Total Revenue                                  $ 6,030    $ 5,796     $ 5,441
                                               -------    -------     -------
Total Operating Expense                          4,790      4,129       3,831
Restructuring Charge                              (457)      --          --
                                               -------    -------     -------
Adjusted Operating Expense                       4,333      4,129       3,831
                                               -------    -------     -------
Operating Margin                                 1,697      1,667       1,610
Credit Costs                                       567        634         706
                                               -------    -------     -------
Operating Margin Less Credit Costs               1,130      1,033         904
                                               -------    -------     -------
Additional Provision                              --            4          42
Restructuring Charge                               457       --          --
                                               -------    -------     -------
Income Before Taxes                                673      1,029         862
Income Taxes                                       195        306         289
                                               -------    -------     -------
Net Income                                     $   478    $   723     $   573
                                               -------    -------     -------
--------------------------------------------------------------------------------
Average Assets (In Billions of Dollars)        $    85    $    83     $    80
Return on Assets                                  0.56%      0.87%       0.72%
                                               -------    -------     -------
--------------------------------------------------------------------------------
Excluding Restructuring Charge
Income                                         $   753    $   723     $   573
Return on Assets                                  0.89%      0.87%       0.72%
                                               -------    -------     -------
--------------------------------------------------------------------------------

(1)   Reclassified to conform to the 1997 presentation.

Citibanking--which delivers a wide array of products and services to customers through Citicorp's worldwide branch network and electronic delivery systems--reported net income of $478 million in 1997, down $245 million or 34% from 1996. Excluding the $275 million after-tax effect of the restructuring charge, Citibanking earned $753 million in 1997, up $30 million or 4% from 1996, reflecting strong growth in the United States, increases in Latin America, and lower earnings in Asia Pacific. The results in Asia Pacific reflected the economic turmoil that occurred in the region in the second half of 1997, as well as the 1996 gain on sale of an interest in an Asian affiliate. Net income in 1996 increased $150 million or 26% from 1995, principally reflecting improved credit performance, modest operating margin growth, and the benefit of a lower effective tax rate. Return on assets was 0.89% in 1997, excluding the restructuring charge, up from 0.87% in 1996 and 0.72% in 1995.

[GRAPHIC OMITTED:

-----------------------------------------------------------
Citibanking Accounts

In Millions

                          95             96             97
                         ----           ----           ----
North America             7              8              8
Europe & CEEMEA*          7              6              7
Latin America             3              3              3
Asia**                    2              2              2

                          19             19             20

*   Central/Eastern Europe, Middle East and Africa
**  Including Japan
-----------------------------------------------------------]


      Revenue of $6.0 billion grew $234 million or 4% from 1996, including 5% in the developed markets and 2% in the emerging markets. Adjusted for the effect of foreign currency translation, revenue grew 9%, 11% in the developed markets and 5% in the emerging markets, reflecting higher worldwide business volumes and improved spreads in the United States and Latin America, partially offset by lower spreads in Asia Pacific and Europe. Revenue in 1996 was up $355 million or 7% from 1995, reflecting higher business volumes, partially offset by spread tightening in Latin America and Asia Pacific, and the 1996 SAIF assessment. Revenue in 1996 also included gains associated with the sale of an interest in an Asian affiliate and from the sale of the consumer mortgage portfolio in the United Kingdom.

      Adjusted operating expense of $4.3 billion, excluding the $457 million restructuring charge, grew $204 million or 5% from 1996, including 10% in the emerging markets and 3% in the developed markets. Adjusted for the effect of foreign currency translation, expense was up 8%, 12% in the emerging markets and 7% in the developed markets, reflecting account and business volume growth, new product development costs, franchise expansion, and technology initiatives. Expense in 1996 was up $298 million or 8% from 1995, including 18% in the emerging markets and 4% in the developed markets, reflecting business volume growth and continued investment spending.

      Credit costs of $567 million in 1997 declined from $634 million in 1996 and $706 million in 1995, primarily reflecting the effect of foreign currency translation and lower losses in the United States, partially offset by higher losses in Asia Pacific. The net credit loss ratio was 0.86% in 1997, down from 0.96% in 1996 and 1.12% in 1995. In 1997, the additional provision, which represents charges in excess of net write-offs to build the allowance, reflected increases in Asia Pacific and Latin America that were offset by a reserve release in the United States due to continued credit improvement in the mortgage portfolio. The additional provision was $4 million in 1996, and $42 million in 1995.

GLOBAL CONSUMER

Cards

----------------------------------------------------------------
In Millions of Dollars                 1997     1996(1)   1995(1)
----------------------------------------------------------------
Total Revenue                        $5,190   $5,274    $5,066
Effect of Credit Card
   Securitization Activity            1,713    1,392       917
                                      -----   ------    ------
Adjusted Revenue                      6,903    6,666     5,983
                                      -----    -----     -----
Total Operating Expense               2,729    2,482     2,352
Restructuring Charge                    (95)      --        --
                                      -----    -----     -----
Adjusted Operating Expense            2,634    2,482     2,352
                                      -----   ------    ------
Operating Margin                      4,269    4,184     3,631
                                      -----   ------    ------
Net Write-offs                        1,277    1,090       814
Effect of Credit Card
   Securitization Activity            1,713    1,392       917
                                      -----   ------   -------
Credit Costs                          2,990    2,482     1,731
                                      -----   ------    ------
Operating Margin Less Credit Costs    1,279    1,702     1,900
                                      -----   ------     -----
Additional Provision                    100      196       158
Restructuring Charge                     95       --        --
                                     ------  -------   -------
Income Before Taxes                   1,084    1,506     1,742
Income Taxes                            320      482       578
                                     ------  -------   -------
Net Income                           $  764   $1,024    $1,164
----------------------------------------------------------------
Average Assets (In Billions of
  Dollars)                           $   31   $   27    $   25
Return on Assets                       2.46%    3.79%     4.66%
----------------------------------------------------------------
Excluding Restructuring Charge
Income                               $  822   $1,024    $1,164
Return on Assets (2)                   2.65%    3.79%     4.66%
-----------------------------------------------------------------

(1)   Reclassified to conform to the 1997 presentation.
(2) Adjusted for the effect of credit card securitization, the return on managed assets for worldwide Cards was 1.45% in 1997, 1.92% in 1996, and 2.40% in 1995.


Cards worldwide--bankcards, Diners Club, and private label cards--reported net income of $764 million in 1997, down $260 million or 25% from 1996. Excluding the $58 million after-tax effect of the 1997 restructuring charge, Cards earned $822 million in 1997, down $202 million or 20% from 1996. Earnings in the developed markets declined by 27%, principally in U.S. bankcards, as credit cost increases were partially offset by modest operating margin growth as the business continues to operate in a challenging environment. Income in the emerging markets business declined by 3%, reflecting lower earnings from Credicard, a Brazilian Cards affiliate, due to higher credit losses and losses from fraudulent card usage, and a decline in certain countries in Asia Pacific. Earnings in the emerging markets represented approximately 38% of Cards earnings, compared to 31% in 1996. Net income in 1996 decreased by $140 million or 12%, principally reflecting higher U.S. bankcard credit costs, partially offset by earnings improvements in Latin America and Asia Pacific.

[GRAPHIC OMITTED

-----------------------------------------------------
Worldwide Card
Accounts

In Millions

                              95        96        97
                              --        --        --
U.S. Bankcards                25        26        25
Other Cards                    9        10        11
                              --        --        --
                              34        36        36
-----------------------------------------------------]

      The return on managed assets, excluding restructuring, was 1.45% in 1997, down from 1.92% in 1996 and 2.40% in 1995, while on-balance sheet asset returns were 2.65%, 3.79%, and 4.66%, respectively.

      Cards adjusted revenue of $6.9 billion increased $237 million or 4% from 1996, reflecting increases of 3% in the developed markets and 6% in the emerging markets. U.S. bankcards revenue increased 3%, reflecting business volume growth and increased delinquency charges, partially offset by lower spreads due to competitive pricing. The increase in delinquency charges resulted from a pricing change implemented at the end of 1996. Revenue in the emerging markets grew by 6% - 12% adjusted for the effect of foreign currency translation - reflecting business volume growth in both Asia Pacific and Latin America, partially offset by lower earnings in Credicard, and lower spreads due to competitive pressures and the economic conditions in Asia Pacific in the second half of 1997. Revenue in 1996 increased $683 million or 11% from 1995, reflecting increases of 9% in the developed markets and 24% in the emerging markets.

      As shown in the following table, the U.S. bankcard business experienced moderate portfolio growth and a decline in accounts as a result of competitive pressures, credit risk management initiatives on the part of Citicorp, and moderating increases in consumer personal debt levels.

U.S. Bankcards (Managed Basis)

                                               Increase (Decrease)
                                              --------------------
Dollars in Billions                     1997     1996      1995(1)
------------------------------------------------------------------
Accounts (In Millions)                    25     (2%)      (1%)
Cards in Force (In Millions)              40      5%        2%
Charge Volumes                        $102.8      7%        9%
End-of-Period Receivables             $ 48.2      3%        4%
------------------------------------------------------------------
(1)   Compound annual growth rate.

      Adjusted operating expense of $2.6 billion, excluding the $95 million restructuring charge, was up $152 million or 6%--9% adjusted for the effect of foreign currency translation--from 1996. Expense in the developed markets increased 5% due to costs associated with credit risk management initiatives and enhanced target marketing efforts in U.S. bankcards. Expense in the emerging markets grew 11%--17% adjusted for the effect of foreign currency translation--in support of higher loan volumes as well as continued investment to expand the franchise. Expense in 1996 increased $130 million or 6% from 1995, principally reflecting an increase of 27% in the emerging markets, reflecting growth and expansion of the franchise.

      Cards credit costs in 1997 were $3.0 billion, up from $2.5 billion in 1996 and $1.7 billion in 1995, reflecting increased losses in U.S. bankcards, which have been moderating during 1997, and higher losses in Asia Pacific. Credit costs in U.S. bankcards increased to $2.6 billion, or 5.81% of average managed loans, up from $2.1 billion or 4.99% in 1996 and $1.5 billion or 3.70% in 1995.

      Cards continued to build the allowance for credit losses, with charges in excess of net write-offs of $100 million, $196 million, and $158 million in 1997, 1996, and 1995, respectively.

GLOBAL CONSUMER

Private Bank


In Millions of Dollars                         1997        1996(1)       1995(1)
--------------------------------------------------------------------------------
Total Revenue                               $ 1,130     $ 1,043       $   929
Net Cost to Carry Cash-Basis Loans
   and OREO                                      (2)        (10)           12
                                            -------     -------       -------
Adjusted Revenue                              1,128       1,033           941
                                            -------     -------       -------
Total Operating Expense                         752         691           633
Net OREO Benefits (Costs)(2)                      4          (5)         --
Restructuring Charge                            (28)       --            --
                                            -------     -------       -------
Adjusted Operating Expense                      728         686           633
                                            -------     -------       -------
Operating Margin                                400         347           308
                                            -------     -------       -------
Net (Recoveries) Write-offs                     (13)          4            24
Net Cost to Carry and Net OREO
  (Benefits) Costs                               (6)         (5)           12
                                            -------     -------       -------
Credit (Benefits) Costs                         (19)         (1)           36
                                            -------     -------       -------
Operating Margin Less Credit Costs              419         348           272
                                            -------     -------       -------
Restructuring Charge                             28        --            --
                                            -------     -------       -------
Income Before Taxes                             391         348           272
Income Taxes                                     80          67            46
                                            -------     -------       -------
Net Income                                  $   311     $   281       $   226
                                            -------     -------       -------
--------------------------------------------------------------------------------
Average Assets (In Billions of Dollars)     $    16     $    16       $    15
Return on Assets                               1.94%       1.76%         1.51%
                                            -------     -------       -------
--------------------------------------------------------------------------------
Excluding Restructuring Charge
Income                                      $   329     $   281       $   226
Return on Assets                               2.06%       1.76%         1.51%
                                            -------     -------       -------
--------------------------------------------------------------------------------

(1)   Reclassified to conform to the 1997 presentation.
(2) Includes amounts related to writedowns, gains and losses on sales, and direct expense related to OREO for certain real estate lending activities.

Private Bank--which provides personalized wealth management service for high net-worth clients--reported net income in 1997 of $311 million, up $30 million or 11% from 1996. Excluding the $18 million after-tax effect of the restructuring charge, Private Bank income was $329 million in the year, up $48 million or 17% from 1996. The increase in 1997 reflected continued revenue growth throughout the Private Bank together with lower credit costs. Net income growth in the year was reduced by the effects of a higher tax rate. Net income of $281 million in 1996 was up $55 million or 24% from 1995, also reflecting solid revenue growth and reduced credit costs.

      Client business volumes under management were $101 billion at the end of the year, up $5 billion or 5% from 1996. Growth was led by the custody business, investment funds management, and trust and fiduciary relationships. Growth in client business volumes in 1996 was $9 billion or 11%, and was balanced across the advisory and discretionary investment areas and most other product lines.

      Adjusted revenue for 1997 was $1.1 billion, up $95 million or 9% from 1996, up 11% excluding the effect of foreign currency translation. Emerging markets revenue grew 14%, reflecting strong growth for much of the year, dampened by the market volatility in Asia Pacific. Revenue in the emerging markets represented 43% of total Private Bank revenue in 1997, up from 41% in 1996. Revenue in the developed markets increased 6% in 1997. The increase in total revenue primarily reflected 13% growth in fees and commissions resulting from new investment products introduced during the year, complemented by a 41% increase in client-related foreign exchange. Revenue for 1996 was $1.0 billion, up $92 million or 10% from 1995, reflecting higher spreads and credit volumes in both the developed and emerging markets, aided by the successful launch of several new investment products.

[GRAPHIC OMITTED

----------------------------------
Private Bank

Managed Client Business Volumes

$ Billions

          95        96        97
         ----      ----      ----

          87        96        101
----------------------------------]

      Adjusted expense of $728 million in the year was up $42 million or 6% from 1996, 10% excluding the effect of foreign currency translation. The increase reflected a rise in staffing needed to support higher business volumes, as well as increased spending on technology initiatives. Expense of $686 million in 1996 was up $53 million or 8% from 1995 due to higher employee expense (including new hires), reengineering efforts, and higher costs related to activities in the funds business.

      Total credit costs for 1997 were a net benefit of $19 million, compared with a net benefit of $1 million in 1996 and credit costs of $36 million in 1995, as the U.S. business continued to benefit from recoveries, gains on sale of OREO, and income on cash-basis loans. Overall credit trends continued to improve with loans delinquent 90 days or more down to $110 million or 0.72% of loans from $193 million or 1.26% a year earlier and $307 million or 2.15% in 1995, reflecting continued active portfolio management.

GLOBAL CONSUMER

Consumer Businesses In Developed and Emerging Markets
                                                                          Developed Markets(1)                  Emerging Markets(1)
                                                           ------------------------------------   ----------------------------------
In Millions of Dollars                                          1997        1996(2)     1995(2)     1997         1996(2)     1995(2)
------------------------------------------------------------------------------------------------------------------------------------
Total Revenue                                                 $8,540      $8,478      $8,318      $3,810       $3,635      $3,118

Effect of Credit Card Securitization Activity                  1,713       1,392         917          --           --          --
Net Cost to Carry Cash-Basis Loans and OREO                       (2)        (10)         12          --           --          --
                                                              ------      ------      ------      ------       ------      ------
Adjusted Revenue                                              10,251       9,860       9,247       3,810        3,635       3,118
                                                              ------      ------      ------      ------       ------      ------
Total Operating Expense                                        5,880       5,242       5,093       2,391        2,060       1,723
Net OREO Benefits (Costs)(3)                                       4          (5)         --          --           --          --
Restructuring Charge                                            (449)         --          --        (131)          --          --
                                                              ------      ------      ------      ------       ------      ------
Adjusted Operating Expense                                     5,435       5,237       5,093       2,260        2,060       1,723
                                                              ------      ------      ------      ------       ------      ------
Operating Margin                                               4,816       4,623       4,154       1,550        1,575       1,395
                                                              ------      ------      ------      ------       ------      ------
Net Write-offs                                                 1,463       1,371       1,247         368          357         297
Effect of Credit Card Securitization Activity                  1,713       1,392         917          --           --          --
Net Cost to Carry and Net OREO Costs                              (6)         (5)         12          --           --          --
                                                              ------      ------      ------      ------       ------      ------
Credit Costs                                                   3,170       2,758       2,176         368          357         297
                                                              ------      ------      ------      ------       ------      ------
Operating Margin Less Credit Costs                             1,646       1,865       1,978       1,182        1,218       1,098
                                                              ------      ------      ------      ------       ------      ------
Additional Provision                                              49         185         170          51           15          30
Restructuring Charge                                             449          --          --         131           --          --
                                                              ------      ------      ------      ------       ------      ------
Income Before Taxes                                            1,148       1,680       1,808       1,000        1,203       1,068
Income Taxes                                                     414         585         646         181          270         267
                                                              ------      ------      ------      ------       ------      ------
Net Income                                                    $  734      $1,095      $1,162      $  819       $  933      $  801
                                                              ------      ------      ------      ------       ------      ------
------------------------------------------------------------------------------------------------------------------------------------
Average Assets (In Billions of Dollars)                          $90         $88         $85         $42          $38         $35
Return on Assets                                                0.82%       1.24%       1.37%       1.95%        2.46%       2.29%
                                                              ------      ------      ------      ------       ------      ------
------------------------------------------------------------------------------------------------------------------------------------
Excluding Restructuring Charge
Income                                                        $1,003      $1,095      $1,162      $  901       $  933      $  801
Return on Assets                                                1.11%       1.24%       1.37%       2.15%        2.46%       2.29%
                                                              ------      ------      ------      ------       ------      ------
------------------------------------------------------------------------------------------------------------------------------------

(1) Developed markets comprise activities in North America, Europe, and Japan. Emerging markets comprises activities in all other geographic areas.
(2)   Reclassified to conform to the 1997 presentation.
(3) Includes amounts related to writedowns, gains and losses on sales, and direct expense related to OREO for certain real estate lending activities.


[GRAPHIC OMITTED

-------------------------------------------------
Developed Markets
$ Billions

                         95        96         97*

Adjusted Revenue         9.2       9.9       10.3
Income                   1.2       1.1        1.0

*Excluding restructuring charge
-------------------------------------------------]


The Global Consumer businesses in the developed markets reported net income of $734 million in 1997, down $361 million or 33% from 1996. Excluding the $269 million after-tax effect of the restructuring charge, the Global Consumer businesses in the developed markets earned $1.0 billion in 1997, down $92 million or 8% from 1996, primarily due to increased credit costs in the U.S. bankcard business, partially offset by higher earnings in both the Citibanking and the Private Bank businesses in the United States. Adjusted revenue grew $391 million or 4%--7% adjusted for the effect of foreign currency translation--reflecting improvements in the United States. Adjusted operating expense, excluding the $449 million restructuring charge, grew 4%--7% adjusted for the effect of foreign currency translation--from 1996, due to spending on Citibanking initiatives in the United States and for risk management initiatives and enhanced target marketing efforts in U.S. bankcards. Net income in 1996 was down $67 million or 6% from 1995, principally reflecting increases in U.S. bankcards credit costs.


[GRAPHIC OMITTED

-------------------------------------------------
Emerging Markets
$ Billions

                         95        96         97*

Adjusted Revenue         3.1       3.6        3.8
Income                   0.8       0.9        0.9

*Excluding restructuring charge
-------------------------------------------------]

      Net income in the emerging markets was $819 million, down $114 million or 12% from 1996. Excluding the $82 million after-tax effect of the restructuring charge, income in the emerging markets was $901 million in 1997, down $32 million or 3% from 1996, reflecting the economic turmoil in the Asia Pacific region in the second half of 1997. The results for the year reflected revenue growth of $175 million or 5% - 9% adjusted for the effect of foreign currency translation - reflecting higher business volumes, partially offset by lower spreads in Asia Pacific, the 1996 gain associated with the sale of an Asia affiliate, and lower earnings from Credicard, a Brazilian Cards affiliate, due to higher credit losses and losses from fraudulent card usage. Adjusted operating expense, excluding the $131 million restructuring charge, increased 10% - 14% adjusted for the effect of foreign currency translation-reflecting account and business volume growth, and product development, markets expansion, and technology initiatives. Credit costs increased $11 million or 3% in 1997, reflecting higher losses in Asia Pacific partially offset by the effect of foreign currency translation. Net income in 1996 was up $132 million or 16% from 1995, principally reflecting improvements in both the Cards and Citibanking businesses, and the 1996 gain associated with the sale of an Asia affiliate.

GLOBAL CONSUMER

Consumer Portfolio Review


[GRAPHIC OMITTED

-------------------------------------------------
Global Consumer
Managed Loans

$ Billions

                         95        96         97
                         --        --         --
Private Bank             14        15         15
Cards                    51        56         57
Citibanking              66        66         66
                        ---       ---        ---
                        131       137        138
-------------------------------------------------]

Managed loans of $138.4 billion as of December 31, 1997, were up from $137.0 billion and $131.1 billion as of December 31, 1996 and 1995, respectively. The increase in managed consumer loans since December 31, 1996 reflected growth in the United States and Latin America, partially offset by the effect of foreign currency translation. At December 31, 1997, Cards represented 41% of the overall consumer portfolio, growing from 40% and 39% at December 31, 1996 and 1995, respectively.

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

      The table on page 36 summarizes delinquency and net credit loss experience in both the managed and on-balance sheet loan portfolio in terms of loans 90 days or more past due, net credit losses, and as a percentage of related loans.

      Total delinquencies 90 days or more past due in the managed portfolio of $3.2 billion and the related delinquency ratio of 2.31% at December 31, 1997 decreased from $3.6 billion or 2.62% at December 31, 1996 and $4.0 billion or 3.01% at December 31, 1995, primarily due to declines in Citibanking, including the effect of foreign currency translation, and the Private Bank. Total managed net credit losses of $3.5 billion and the related loss ratio of 2.61% increased from $3.1 billion and 2.37% in 1996 and $2.5 billion and 1.99% in 1995, reflecting higher losses in U.S. bankcards and Asia Pacific, partially offset by declines in the Citibanking and the Private Bank businesses in the United States and the effect of foreign currency translation.

      In Citibanking, loans delinquent 90 days or more of $2.0 billion and the related ratio of 3.07% at December 31, 1997 declined from $2.3 billion or 3.50% at December 31, 1996 and $2.8 billion or 4.23% at December 31, 1995, primarily reflecting improvements in the United States and the effect of foreign currency translation, partially offset by increases in Asia Pacific and in certain countries in Latin America. The decline in delinquencies from 1995 also reflects the 1996 U.K. mortgage portfolio sale. Net credit losses in 1997 of $567 million and the related loss ratio of 0.86% declined from $634 million and 0.96% in 1996 and $706 million and 1.12% in 1995, primarily reflecting the effect of foreign currency translation and improvements in the United States, partially offset by higher losses in Asia Pacific.

      U.S. bankcards managed loans delinquent 90 days or more were $856 million or 1.80% as of December 31, 1997, compared to $886 million or 1.90% at December 31, 1996 and $732 million or 1.66% at December 31, 1995. Net credit losses of $2.6 billion and the related loss ratio of 5.81% in 1997 increased from $2.1 billion and 4.99% in 1996 and $1.5 billion and 3.70% in 1995. The increases in U.S. bankcards credit losses have been moderating in 1997. Personal bankruptcies accounted for 39.4% of gross write-offs in 1997, up from 37.3% in 1996 and 34.8% in 1995. Citicorp continues to write off bankrupt accounts upon notice of filing of bankruptcy.

      The other Cards businesses include bankcards outside the United States, worldwide Diners Club, and private label cards. Loans delinquent 90 days or more of $194 million increased by $5 million from 1996, primarily due to increases in Asia Pacific and Latin America, partially offset by the effect of foreign currency translation. Net credit losses of $357 million increased by $21 million from 1996, primarily due to higher losses in Asia Pacific and the private label business, partially offset by the effect of foreign currency translation. Delinquencies and net credit losses in 1996 increased from 1995 primarily due to increases in Asia Pacific.

      Private Bank loans delinquent 90 days or more declined to $110 million or 0.72% of loans at December 31, 1997 from $193 million or 1.26% a year ago and $307 million or 2.15% at December 31, 1995. Net recoveries of $13 million in 1997 were improved from net credit losses of $4 million in 1996 and $24 million in 1995. The decline in both delinquencies and net credit losses primarily reflects improvements in the United States.

      Total consumer loans on the balance sheet delinquent 90 days or more on which interest continued to be accrued were $1.0 billion at both December 31, 1997 and 1996 and $951 million at December 31, 1995. Included in these amounts are U.S. government-guaranteed student loans of $240 million, $239 million, and $208 million, respectively. Other consumer loans delinquent 90 days or more on which interest continued to be accrued (which primarily include worldwide bankcard receivables and certain loans in Germany) were $762 million, $770 million, and $743 million, respectively. The majority of these other loans are written off upon reaching a stipulated number of days past due. See the table of "Cash-Basis, Renegotiated, and Past Due Loans" on page 87.


[GRAPHIC OMITTED

----------------------------------------------------

    Global Consumer Managed
    Loans by Region
    December 31, 1997

    North America                             63%
    Europe & CEEMEA*                          13%
    Asia**                                    17%
    Latin America                              7%

   *  Central/Eastern Europe, Middle East, and Africa
   ** Includes Japan
-----------------------------------------------------]


      Citicorp's policy for suspending the accrual of interest on consumer loans varies depending on the terms, security, and credit loss experience characteristics of each product, as well as write-off criteria in place. At December 31, 1997, interest accrual had been suspended on $1.8 billion of consumer loans, primarily consisting of Citibanking loans, down from $2.2 billion at December 31, 1996 and $2.7 billion at December 31, 1995. The decline from 1996 reflects improvements in U.S. mortgages and the Private Bank, and the effect of foreign currency translation, partially offset by increases in Asia Pacific. U.S. mortgages on which the accrual of interest has been suspended were $514 million at December 31, 1997, down from $734 million and $979 million at December 31, 1996 and 1995, respectively, reflecting continued improvement in the credit quality of the portfolio, improved collection efforts, and delinquency management initiatives.

Consumer Loan Delinquency Amounts, Net Credit Losses, and Ratios
------------------------------------------------------------------------------------------------------------------------------------
                                                   Total                                   Average
                                                   Loans     90 Days or More Past Due(1)     Loans            Net Credit Losses(1)
(In Millions of Dollars,                          ------   -----------------------------   -------   -----------------------------
except Loan Amounts in Billions)                    1997      1997       1996       1995      1997      1997       1996       1995
------------------------------------------------------------------------------------------------------------------------------------
Citibanking                                       $ 66.4   $ 2,038    $ 2,320    $ 2,770    $ 66.4   $   567    $   634    $   706
  Ratio                                                       3.07%      3.50%      4.23%               0.86%      0.96%      1.12%
Cards
  U.S. Bankcards                                    47.6       856        886        732      45.3     2,633      2,146      1,476
      Ratio                                                   1.80%      1.90%      1.66%               5.81%      4.99%      3.70%
   Other(2)                                          9.2       194        189        141       9.0       357        336        255
      Ratio                                                   2.12%      2.13%      1.93%               3.96%      4.23%      3.88%
Private Bank                                        15.2       110        193        307      15.3       (13)         4         24
  Ratio                                                       0.72%      1.26%      2.15%                 NM       0.02%      0.16%
                                                  ------   -------    -------    -------    ------   -------    -------    -------
Total Managed                                      138.4     3,198      3,588      3,950     136.0     3,544      3,120      2,461
                                                           -------    -------    -------             -------    -------    -------
  Ratio                                                       2.31%      2.62%      3.01%               2.61%      2.37%      1.99%
Securitized Credit Card Receivables(3)             (26.8)     (481)      (501)      (440)    (25.2)   (1,587)    (1,392)      (917)
Loans Held for Sale (4)                             (3.5)      (35)        --         --      (3.6)     (126)        --         --
                                                  ------   -------    -------    -------    ------   -------    -------    -------
Total Loans                                       $108.1   $ 2,682    $ 3,087    $ 3,510    $107.2   $ 1,831    $ 1,728    $ 1,544
                                                  ------   -------    -------    -------    ------   -------    -------    -------
  Ratio                                                       2.48%      2.76%      3.32%               1.71%      1.64%      1.55%
------------------------------------------------------------------------------------------------------------------------------------
Managed Portfolio in:
  Developed markets                               $105.8   $ 2,733    $ 3,218    $ 3,665    $102.5   $ 3,176    $ 2,763    $ 2,164
    Ratio                                                     2.58%      3.10%      3.58%               3.10%      2.74%      2.25%
  Emerging markets                                  32.6       465        370        285      33.5       368        357        297
    Ratio                                                     1.43%      1.12%      0.99%               1.10%      1.15%      1.09%
----------------------------------------------------------------------------------------------------------------------------------
Emerging  Portfolio in:
Asia Pacific                                      $ 20.1   $   288    $   243    $   171    $ 21.6   $   191    $   169    $    94
  Ratio                                                       1.43%      1.12%      0.88%               0.89%      0.83%      0.51%
Latin America                                        7.4       173        124        110       6.6       175        185        203
  Ratio                                                       2.34%      2.05%      2.16%               2.66%      3.44%      4.28%
Private Bank                                         5.1         4          3          4       5.3         2          3       --
  Ratio                                                       0.08%      0.06%      0.08%               0.03%      0.06%        NM
----------------------------------------------------------------------------------------------------------------------------------

(1) The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.
(2) Includes bankcards outside the U.S., worldwide Diners Club, and private label cards.
(3) See page 54 for a description of the effect of credit card securitization activity.
(4) Commencing in 1997, Citicorp classifies credit card and mortgage loans intended for sale as loans held for sale, which are accounted for at the lower of cost or market value with net credit losses charged to other revenue.
 NM   Not meaningful.


Consumer Loan Balances, Net of Unearned Income

                                                        End of Period                            Average
                                      -------------------------------    -------------------------------
In Billions of Dollars                      1997      1996      1995           1997      1996      1995
--------------------------------------------------------------------------------------------------------
Managed                                   $138.4    $137.0    $131.1         $136.0    $131.6    $123.3
Securitized Credit Card Receivables        (26.8)    (25.2)    (25.5)         (25.2)    (26.1)    (23.6)
Loans Held for Sale(1)                      (3.5)       --        --           (3.6)       --        --
                                          ------    ------    ------         ------    ------    ------
On-Balance Sheet                          $108.1    $111.8    $105.6         $107.2    $105.5    $ 99.7
--------------------------------------------------------------------------------------------------------

(1) Commencing in 1997, Citicorp classifies credit card and mortgage loans intended for sale as loans held for sale, which are accounted for at the lower of cost or market value with net credit losses charged to other revenue.

      The portion of Citicorp's aggregate allowance for credit losses attributed to the consumer portfolio was $2.5 billion as of December 31, 1997, up from $2.1 billion and $1.9 billion as of December 31, 1996 and 1995, respectively, reflecting the 1997 transfer of $373 million of reserves that had previously been attributable to credit card securitization transactions. The aggregate allowance for credit losses reflected an additional provision in excess of net write-offs of $100 million in 1997 and $200 million in both 1996 and 1995. The allowance as a percentage of loans on the balance sheet was 2.30% as of December 31, 1997, compared with 1.86% and 1.84% at December 31, 1996 and 1995, respectively. The attribution of the aggregate allowance is made for analytical purposes only and may change from time to time. Furthermore, the entire Citicorp allowance is available to absorb all probable credit losses inherent in the portfolio. See "Provision and Credit Loss Reserves" on page 52 for further discussion.

      Consumer credit costs and the related net credit loss ratios may increase from 1997 levels as a result of economic conditions, particularly in the Asia Pacific region, credit performance of the portfolios (including bankruptcies), and changes in portfolio levels. Additionally, delinquencies and loans on which the accrual of interest is suspended could remain at relatively high levels.

GLOBAL CORPORATE BANKING


In Millions of Dollars                 1997     1996(1)   1995(1)
-----------------------------------------------------------------
Total Revenue                        $8,272   $7,188    $6,522
Net Cost to Carry Cash-Basis Loans
   and OREO                              (3)     (36)       11
                                     ------   ------    ------
Adjusted Revenue                      8,269    7,152     6,533
                                     ------   ------    ------
Total Operating Expense               5,213    4,418     3,946
Net OREO Benefits                        68       49       105
Restructuring Charge                   (281)      --        --
                                     ------   ------    ------
Adjusted Operating Expense            5,000    4,467     4,051
                                     ------   ------    ------
Operating Margin                      3,269    2,685     2,482
                                     ------   ------    ------
Net (Recoveries) Write-offs             (24)      (2)      166
Net Cost to Carry and Net OREO
   Benefits                             (71)     (85)      (94)
                                     ------   ------    ------
Credit (Benefits) Costs                 (95)     (87)       72
                                     ------   ------    ------

Operating Margin Less
  Credit (Benefits) Costs             3,364    2,772     2,410
                                      -----    -----     -----
Additional Provision                     --       --        81
Restructuring Charge                    281       --        --
Income Before Taxes                   3,083    2,772     2,329
Income Taxes                            693      611       569
                                    -------  --------  -------
Net Income                           $2,390   $2,161    $1,760
-----------------------------------------------------------------
Average Assets (In Billions of
   Dollars)                           $ 156    $ 139     $ 144
Return on Assets                       1.53%    1.55%     1.22%
-----------------------------------------------------------------
Excluding Restructuring Charge
Income                               $2,558   $2,161    $1,760
Return on Assets                       1.64%    1.55%     1.22%
-----------------------------------------------------------------

(1)   Reclassified to conform to the 1997 presentation.

[GRAPHIC OMITTED

-----------------------------------------------------
Global Corporate Banking Income

$ Billions

                              95        96        97*
Global Corporate Banking      1.8       2.2       2.6
Emerging Markets              1.2       1.5       1.6
Global Relationship Banking   0.6       0.7       1.0

*Excluding restructuring charge
-----------------------------------------------------]

Global Corporate Banking net income in 1997 was $2.4 billion, up $229 million or 11% from 1996. Included in the 1997 results is a restructuring charge of $281 million ($168 million after-tax) related to standardization and consolidation of operations, the outsourcing of various technological functions, the rationalization of support functions associated with the formation of the Global Markets organization, and other organizational realignments designed to better serve target market customers. Excluding the restructuring charge, income of $2.6 billion increased $397 million or 18% compared with 1996 and represented a return on assets of 1.64%, up 9 basis points from 1996. The improved results were driven by growth in operating margin of 22% and stable credit benefits. Global Relationship Banking reported a 33% improvement in income while the Emerging Markets business reported an 11% improvement. Net income of $2.2 billion in 1996 increased $401 million or 23% compared with 1995. Growth in the Emerging Markets business coupled with improved credit results in Global Relationship Banking drove the improved 1996 results.

      Adjusted revenue of $8.3 billion in 1997 grew $1.1 billion or 16% (18% excluding the effect of foreign currency translation) from 1996. Revenue growth reflected a higher level of securities transactions, strong venture capital results, growth in transaction banking services revenue, and improved trading-related revenue, partially offset by net interest spread compression. Adjusted revenue of $7.2 billion in 1996 grew $619 million or 9% from 1995 reflecting growth in fee-based corporate finance activity and transaction banking services together with higher levels of securities transactions and asset gains.

      Trading-related revenue totaled $1.8 billion, $1.7 billion, and $1.7 billion in 1997, 1996, and 1995, respectively, with 1997 benefiting from higher foreign exchange revenue attributable to volatile foreign currency markets, particularly in Asia. Venture capital revenue totaled $749 million, $450 million, and $390 million in 1997, 1996, and 1995, respectively, reflecting buoyant U.S. equity markets in the three-year period. Securities transactions totaled $575 million, $191 million, and $60 million in 1997, 1996, and 1995, respectively. Increased securities transactions in 1997 primarily reflected the redeployment of certain sovereign debt portfolios into local-country investments and toward supporting customer-based activity. Levels of trading-related, venture capital, and securities transactions revenue may fluctuate in the future as a result of market and asset-specific factors. See pages 50 and 51 for additional discussions of trading-related and venture capital revenues and securities transactions.

      Adjusted operating expense of $5.0 billion in 1997 grew $533 million or 12% (14% excluding the effect of foreign currency translation) compared with 1996. Expense grew $264 million or 16% in the Emerging Markets business and $269 million or 10% in Global Relationship Banking. Adjusted operating expense of $4.5 billion in 1996 grew $416 million or 10% compared with 1995. Expense grew $300 million or 21% in the Emerging Markets business and $116 million or 4% in Global Relationship Banking. The expense growth in both years is primarily attributable to investment spending to build the Emerging Markets franchise, costs associated with implementing Citicorp's plan to gain market share in selected emerging market countries, increased spending on technology, and volume-related increases.

      Credit costs were a net benefit of $95 million in 1997, an $8 million improvement from the net benefit of $87 million in 1996. The results reflect a decline in gross write-offs in Global Relationship Banking, partially offset by higher gross write-offs in the Emerging Markets business and lower, but still substantial, recoveries in both businesses (including $50 million from the refinancing agreement concluded with Peru). Credit costs were a net benefit of $87 million in 1996, a $159 million improvement from the net charge of $72 million in 1995. The

1996 results primarily reflect a decline in gross write-offs in Global Relationship Banking coupled with an increase in recoveries in both businesses (including $75 million from the refinancing agreements concluded with Panama, Slovenia, and Croatia). Losses on commercial lending activities can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. During 1998, credit costs may increase from the 1997 level due to conditions in Asia or other factors, but are expected to remain moderate.

      Citicorp attributes income taxes to core businesses on the basis of local tax rates, which resulted in effective income tax rates, excluding the restructuring charge, of 24%, 22%, and 24% in 1997, 1996, and 1995, respectively. The difference between the local tax rates attributed to core businesses and Citicorp's overall effective tax rate in each year is included in Corporate Items. Fluctuations in the effective income tax rates resulted from changes in the nature and geographic mix of pretax earnings.

      Cash-basis loans at December 31, 1997 were $1.1 billion, up $159 million or 18% from year-end 1996 reflecting a $281 million increase in the Emerging Markets business (primarily in Southeast Asia and southern Latin America), partially offset by a $122 million improvement in Global Relationship Banking, primarily real estate related. The increase in Southeast Asia includes approximately $59 million of balance sheet credit exposure related to foreign currency derivative contracts for which the recognition of revaluation gains has been suspended. The OREO portfolio of $461 million declined $153 million or 25% from December 31, 1996, primarily due to sales of OREO properties. See the tables entitled "Cash-Basis, Renegotiated, and Past Due Loans" and "Other Real Estate Owned and Assets Pending Disposition" on page 87. [GRAPHIC OMITTED]

   Average assets of $156 billion in 1997 grew $17 billion or 12% from 1996. Average assets of $72 billion in the Emerging Markets business grew $12 billion or 20% reflecting continued business expansion. Average assets of $84 billion in Global Relationship Banking grew $5 billion or 6% from 1996, primarily in trading-related activities and the loan portfolio. Average assets of $139 billion in 1996 declined $5 billion or 3% from 1995. Average assets of $60 billion in the Emerging Markets business grew $10 billion or 20% reflecting continued business expansion. Average assets of $79 billion in Global Relationship Banking declined $15 billion or 16% from 1995 as the business focused on asset utilization, primarily in trading-related activities.


GLOBAL CORPORATE BANKING

Emerging Markets

In Millions of Dollars                 1997     1996(1)   1995(1)
-----------------------------------------------------------------
Total Revenue                        $3,888   $3,444    $2,895
Net Cost to Carry Cash-Basis Loans
   and OREO                              15        3        14
                                     ------   ------    ------
Adjusted Revenue                      3,903    3,447     2,909
                                     ------   ------    ------
Total Operating Expense               2,018    1,696     1,393
Net OREO Benefits                        --        4         7
Restructuring Charge                    (54)      --        --
                                     ------   ------    ------
Adjusted Operating Expense            1,964    1,700     1,400
                                     ------   ------    ------
Operating Margin                      1,939    1,747     1,509
                                     ------   ------    ------
Net Write-offs (Recoveries)              56       (3)       26
Net Cost to Carry and
  Net OREO Costs (Benefits)              15       (1)        7
                                     ------   ------    ------
Credit Costs (Benefits)                  71       (4)       33
                                     ------   ------    ------
Operating Margin Less
  Credit Costs (Benefits)             1,868    1,751     1,476
                                     ------   ------    ------
Additional Provision                     --       --       (19)
Restructuring Charge                     54       --        --
Income Before Taxes                   1,814    1,751     1,495
Income Taxes                            255      315       363
                                     ------   ------    ------
Net Income                           $1,559   $1,436    $1,132
-----------------------------------------------------------------
Average Assets (In Billions of
Dollars)                               $ 72     $ 60       $50
Return on Assets                       2.17%    2.39%     2.26%
-----------------------------------------------------------------
Excluding Restructuring Charge
Income                               $1,591   $1,436    $1,132
Return on Assets                       2.21%    2.39%     2.26%
-----------------------------------------------------------------

(1)   Reclassified to conform to the 1997 presentation.

Emerging Markets net income was $1.6 billion in 1997, up $123 million or 9% from 1996. Included in the 1997 results is a restructuring charge of $54 million ($32 million after-tax). Excluding the restructuring charge, Emerging Markets income of $1.6 billion in 1997 grew $155 million or 11% compared with 1996. The results reflected growth in operating margin of $192 million or 11%, higher credit costs, and a lower effective income tax rate. Emerging Markets net income of $1.4 billion in 1996 grew $304 million or 27% compared with 1995 as broadly-based revenue growth across most regions and products coupled with higher levels of securities transactions and net asset gains outpaced expense growth by a ratio of 1.8 to 1.

      Adjusted revenue of $3.9 billion grew $456 million or 13% compared with 1996 reflecting a $294 million increase in securities transactions, growth in transaction banking services revenue, and improved treasury results. The increase in securities transactions primarily reflected the redeployment of certain sovereign debt portfolios into local-country investments and toward supporting customer-based activity. Trading-related revenue increased $14 million to $777 million reflecting strong growth in foreign exchange revenue approximately offset by lower derivative and fixed income revenue attributable to volatile global financial markets, particularly in the second half of the year. Higher asset levels across the franchise mitigated the effect on revenue growth of net interest spread compression. About 22% of the revenue in the Emerging Markets business was attributable to business from multinational companies managed jointly with Global Relationship Banking, with that revenue having grown 19% from 1996. Adjusted revenue of $3.4 billion in 1996 grew $538 million or 18% compared with 1995. The improvement was primarily attributable to growth in transaction banking services and credit- and fee-based corporate finance activities, a $146 million increase in securities transactions, a $48 million increase in net asset gains, and improved trading-related results.

      Adjusted operating expense was $2.0 billion, $1.7 billion, and $1.4 billion in 1997, 1996, and 1995. The growth in expense in the three-year period is primarily attributable to investment spending to build the franchise and costs associated with implementing Citicorp's plan to gain market share in selected emerging market countries coupled with increased technology spending and volume growth.

      Credit costs were $71 million in 1997 compared with a net benefit of $4 million in 1996. The increase primarily is attributable to higher gross write-offs, largely in Thailand, coupled with lower recoveries. Credit costs in 1997 included $35 million related to foreign currency derivative contracts. Recoveries in 1997 included $50 million from the refinancing agreement concluded with Peru while 1996 included $75 million from the refinancing agreements concluded with Panama, Slovenia, and Croatia. Credit costs were a net benefit of $4 million in 1996, an improvement of $37 million from 1995, and primarily reflected higher recoveries partially offset by a modest rise in gross write-offs.

      Excluding the restructuring charge, the effective income tax rates in 1997, 1996, and 1995 were 15%, 18%, and 24%, respectively. Fluctuations in the effective income tax rates result from changes in the nature and geographic mix of pretax earnings.

GLOBAL CORPORATE BANKING

Global Relationship Banking

In Millions of Dollars                 1997     1996(1)   1995(1)
-----------------------------------------------------------------
Total Revenue                        $4,384   $3,744    $3,627
Net Cost to Carry Cash-Basis Loans
  and OREO                              (18)     (39)       (3)
                                     ------   ------    ------
Adjusted Revenue                      4,366    3,705     3,624
                                     ------   ------    ------
Total Operating Expense               3,195    2,722     2,553
Net OREO Benefits                        68       45        98
Restructuring Charge                   (227)      --        --
                                     ------   ------    ------
Adjusted Operating Expense            3,036    2,767     2,651
                                     ------   ------    ------
Operating Margin                      1,330      938       973
                                     ------   ------    ------
Net (Recoveries) Write-offs             (80)       1       140
Net Cost to Carry and Net OREO
  Benefits                              (86)     (84)     (101)
                                     ------   ------    ------
Credit (Benefits) Costs                (166)     (83)       39
                                     ------   ------    ------
Operating Margin Less
  Credit (Benefits) Costs             1,496    1,021       934
                                     ------   ------    ------
Additional Provision                     --       --       100
Restructuring Charge                    227       --        --
                                     ------   ------    ------
Income Before Taxes                   1,269    1,021       834
Income Taxes                            438      296       206
                                     ------   ------    ------
Net Income                            $ 831    $ 725     $ 628
-----------------------------------------------------------------
Average Assets (In Billions of
   Dollars)                           $  84    $  79     $  94
Return on Assets                       0.99%    0.92%     0.67%
-----------------------------------------------------------------
Excluding Restructuring Charge
Income                                $ 967    $ 725     $ 628
Return on Assets                       1.15%    0.92%     0.67%
-----------------------------------------------------------------
(1)   Reclassified to conform to the 1997 presentation.

Net income from Global Relationship Banking in North America, Europe, and Japan was $831 million in 1997, up $106 million or 15% from 1996. Included in the 1997 results is a restructuring charge of $227 million ($136 million after-tax). Excluding the restructuring charge, income in 1997 of $967 million improved $242 million or 33% from 1996 reflecting growth in operating margin of $392 million or 42% and improved credit benefits, partially offset by a higher effective income tax rate. Net income was $725 million in 1996, up $97 million or 15% from 1995, due primarily to lower credit costs and a lower additional provision.

      Adjusted revenue of $4.4 billion grew $661 million or 18% from 1996. Revenue reflected a $305 million increase in venture capital results to $749 million, trading-related revenue of $1.0 billion--up $123 million from 1996, double digit growth rates in transaction banking services and corporate finance revenue, and higher levels of securities transactions and net asset gains, partially offset by net interest spread compression. Adjusted revenue in 1996 of $3.7 billion grew $81 million or 2% compared with 1995 reflecting growth in fee-based corporate finance activities and transaction banking services, partially offset by a decline in credit-based corporate finance activities due to lower net interest spreads. A $171 million decline in trading-related revenue was offset by a $129 million gain on the sale of a stand-alone automated trading business and by improved venture capital results.


      Adjusted operating expense of $3.0 billion grew $269 million or 10% from 1996 reflecting increased spending on technology, higher incentive compensation, and volume-related expense growth in transaction banking services. Adjusted operating expense of $2.8 billion in 1996 grew $116 million or 4% compared with 1995 reflecting increased spending on technology and risk management and higher volume-related expenses.

      Credit costs were a net benefit of $166 million in 1997 and improved $83 million from 1996. The improvement reflected lower gross write-offs in both the real estate and non-real estate portfolios together with a continued high level of recoveries. Credit costs were a net benefit of $83 million in 1996 and improved $122 million from 1995 reflecting lower gross write-offs, primarily related to real estate, and a continued high level of recoveries.

      Excluding the restructuring charge, the effective income tax rates in 1997, 1996, and 1995 were 35%, 29%, and 25%, respectively. Fluctuations in the effective income tax rates result from changes in the nature and geographic mix of pretax earnings.

CORPORATE ITEMS

In Millions of Dollars                 1997     1996 (1)  1995 (1)
-----------------------------------------------------------------
Total Revenue                          $994    $ 895     $ 720
                                       ----    -----     -----
Restructuring Charge                     28       --        --
Other Operating Expense                 475      477       340
                                      -----    -----     -----
Total Operating Expense                 503      477       340
                                      -----    -----     -----
Income Before Taxes                     491      418       380
Income Taxes                            843      819       639
                                      -----    -----     -----
Net  Loss                             $(352)   $(401)    $(259)
-----------------------------------------------------------------
Average Assets (In Billions of
   Dollars)                             $ 7      $ 5       $ 5
-----------------------------------------------------------------
Excluding Restructuring Charge
   Loss                               $(315)   $(401)    $(259)
-----------------------------------------------------------------

(1)   Reclassified to conform to the 1997 presentation.

Corporate Items includes revenue derived from charging businesses for funds employed, based upon a marginal cost of funds concept, unallocated corporate costs, and the offset created by attributing income taxes to core business activities on a local tax-rate basis. The core businesses' effective tax rates were 25%, 26%, and 28%, for 1997, 1996, and 1995, respectively, while Citicorp's effective tax rate was 37% for 1997 and 38% for both 1996 and 1995. See Note 10 to the consolidated financial statements for further discussion of income taxes.

      Corporate Items revenue of $994 million in 1997 increased $99 million or 11% from 1996, primarily due to $74 million of gains on sales of investment securities held in the Corporate portfolio. Revenue in 1997 also reflected writedowns of $72 million related to a Latin American investment, compared with $100 million in 1996 and $95 million in 1995. Revenue in 1996 increased $175 million or 24% from 1995 reflecting a decrease in funding costs and the funding benefits associated with higher equity levels.

      Operating expense included charges of $72 million, $113 million, and $89 million in 1997, 1996, and 1995, respectively, associated with the vesting of performance based options.

      In 1997 Corporate Items recorded a restructuring charge of $28 million, $17 million after-tax, principally related to the reorganization of various corporate support functions. In addition, Corporate Items income taxes included a $20 million charge related to the offset created by attributing income taxes to core business restructuring charges on a local tax-rate basis.

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

      The Windows on Risk Committee evaluates and proactively manages the risk profile of the corporation. The Committee is chaired by the Vice Chairman responsible for risk management and includes inside directors, senior line and staff officers, and the Chairman of Citicorp. The Committee uses an analytical framework called Windows on Risk to control country, consumer product, industry, and client concentrations; to reduce portfolio, process, operational, technological, and legal vulnerabilities; to decide on portfolio actions; and to help create a balance among Citicorp's risk profile, earnings, and capital.

      The Windows on Risk process has three major components: the Committee develops a near-term outlook for the global external environment highlighting key risks; examines Citicorp's risk profile in terms of 16 windows, or risks that impact Citicorp's businesses and operations; and, in response to perceived risks in the environment and portfolio, the Committee initiates actions to manage the risk profile.

      The review of the external environment encompasses the outlook for major country and regional economies, significant consumer markets and global industries; the potential near-term critical economic and geopolitical events; and the implications of potential unfavorable developments as they relate to specific businesses.

      The review of the risk profile covers the following credit-related and market risks, as well as control risk and legal and technological vulnerabilities:
o Risk ratings, including trends in client creditworthiness together with a comparison of risk against return;
o     Industry concentrations, globally and within regions;
o     Limits assigned to relationship concentrations and consumer programs;
o Product concentrations in consumer managed receivables, by product and by region;
o Global real estate limits and exposure, including commercial and consumer portfolios;
o     Country risk, encompassing political and cross-border risk;
o Counterparty risk, evaluating presettlement risk on foreign exchange and derivative products, as well as securities trades;
o Dependency, linking and evaluating specific industry and consumer product exposure to external environmental factors;
o Distribution and underwriting risk, capturing the risk that arises when Citicorp commits to purchase an instrument from an issuer for subsequent sale;
o Business risk review, evaluating by business the risk captured by portfolio and process ratings;
o Price risk, capturing the earnings risk resulting from changing levels and volatilities of interest rates, foreign exchange rates, and commodity and equity prices;
o     Liquidity risk, evaluating funding exposure;
o Equity and subordinated debt investment risk, monitored against portfolio limits;
o     Audit, evaluating operations and control risk based on internal audits;
o     Legal, evaluating vulnerability and business implications of legal issues;
and
o     Technology, assessing the vulnerability to the electronic environment.

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

      Citicorp's credit policies are organized around two basic approaches -- Credit Programs and Credit Transactions. Credit Programs, used primarily for the Consumer businesses, focus on the decision to extend credit to sets of customers with similar characteristics and/or product needs. Approvals under this approach cover the expected level of aggregate exposure, the terms, risk acceptance criteria, operating systems, and reporting mechanisms. This is a cost-effective way of handling high-volume, small-dollar amount transactions. Credit programs are reviewed annually, with approvals tiered on the basis of projected outstandings as well as the maturity and performance of the product.

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

      The extension of credit in a derivative or foreign exchange contract is the loss that could result if the counterparty were to default. In managing the aggregate credit extension to individual customers, Citicorp measures the amount at risk on a derivative or foreign exchange instrument as the sum of two factors: the current replacement cost (i.e., balance sheet credit exposure), and the potential increase in the replacement cost over the remaining life of the instrument should market rates change.

      The current replacement cost of a derivative or foreign exchange contract is equal to the amount, if any, of Citicorp's unrealized gain on the contract. The potential increase in replacement cost of a contract is estimated based on a statistical simulation of values that would result from changing market rates. See page 67 for additional details.

THE MARKET RISK MANAGEMENT PROCESS

Market risk encompasses liquidity risk and price risk, both of which are fundamental to the business of a financial intermediary. Liquidity risk is the risk that some entity, in some location and in some currency, will be unable to meet a financial commitment to a customer, creditor, or investor when due. Price risk is the risk to earnings that arises from changes in interest rates, foreign exchange rates, equity and commodity prices, and in their implied volatilities.

      The Market Risk Policy Committee serves an oversight role in the management of all market risks. The committee is a group of Citicorp's most senior market risk professionals, chaired by the Corporate Treasurer, which establishes and oversees corporate market risk policies and standards to serve as a check and balance in the business risk management process. Market risk management is an evolutionary process which integrates changes in markets, products, and technologies into policies and practices.

      Within Citicorp, business and corporate oversight groups have well-defined market risk management responsibilities. Within each business, a process is in place to control market risk exposure. Management of this process begins with the professionals nearest to Citicorp's customers, products, and markets, and extends up to the senior executives who manage these businesses and to country Asset/Liability Management Committees ("ALCO"). Market risk positions are controlled by limits on exposure based on the size and nature of a business. Risk limits are approved by the Finance and Capital Committee, which is composed of senior management, including the Corporate Treasurer, and are overseen by the Market Risk Policy Committee.

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

      Each Country Treasurer must prepare a liquidity plan at least annually that is approved by the Country Corporate Officer, the Regional Treasurer, and the Market Risk Policy Committee. The liquidity profile is monitored on an on-going basis and reported monthly. Limits are established on the extent to which businesses in a country can take liquidity risk. The size of the limit depends on the depth of the market, experience level of local management, the stability of the liabilities, and liquidity of the assets.

      Regional Treasurers generally have responsibility for monitoring liquidity risk across a number of countries within a defined geography. They are also available for consultation and special approvals, especially in unusual or volatile market conditions.

      Citicorp's assets and liabilities are diversified across many currencies, geographic areas, and businesses. Particular attention is paid to those businesses which for tax, sovereign risk, or regulatory reasons cannot be freely and readily funded in the international markets.

      A diversity of funding sources, currencies, and maturities is used to gain a broad access to the investor base. Citicorp's deposits, which represent 64% and 66% of total funding at December 31, 1997 and 1996, respectively, are broadly diversified by both geography and customer segments as indicated by the charts that follow:

  [GRAPHIC OMITTED]

      Stockholders' equity, which grew $474 million during the year to $21.2 billion at year-end 1997, continues to be an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp (the "Parent Company") and its subsidiaries. Total long-term debt outstanding at year-end 1997 was $19.8 billion, compared with $18.9 billion at year-end 1996. Asset securitization programs remain an important source of liquidity. Loans securitized during 1997 included $7.6 billion of U.S. credit cards, $3.2 billion of U.S. consumer mortgages, and $0.5 billion of non-U.S. consumer loans. As credit card securitization transactions amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. In 1997, the scheduled amortization of certain credit card securitization transactions made available $6.0 billion of new receivables. In addition, $6.5 billion of credit card securitization transactions are scheduled to amortize during 1998.

MANAGEMENT OF PRICE RISK EXPOSURE

Price risk is the risk to earnings from changes in interest rates, foreign exchange rates, commodity and equity prices, and in their implied volatilities. This exposure arises in the normal course of business of a global financial intermediary.

      Citicorp has established procedures for managing price risk within its business units worldwide. Decentralization is the essential organizational principle for managing price risk. It is balanced by strong centralized controls exercised by corporate oversight bodies. The level of price risk assumed by a business is based on its objectives and earnings, its capacity to manage risk, and by the sophistication of its local markets. The nature of the price risk assumed by a business varies according to the products and services it provides and the customers it serves. Limits for each major category of risk are established, with exposures monitored and managed by the businesses, and reviewed monthly at the corporate level.

      The Financial Accounting Standards Board ("FASB") is in the process of finalizing a new accounting standard on derivatives and hedging. The new standard is intended to be issued in final form in the second quarter of 1998 and to become effective on January 1, 2000 for calendar year companies such as Citicorp. As currently proposed, the new standard would significantly change the accounting treatment of end-user derivative and foreign exchange contracts by Citicorp and its customers. Depending on the underlying risk management strategy, these accounting changes could affect reported earnings, assets, liabilities, and stockholders' equity. As a result, Citicorp and the customers to which it provides derivatives and foreign exchange products may have to reconsider their risk management strategies, since the proposed new standard would not reflect the results of many of those strategies in the same manner as current accounting practice. Citicorp is in the process of evaluating the potential impact of the proposed new standard.

Non-Trading Portfolios

Business units manage the potential earnings effect of interest rate movements by modifying the asset and liability mix, either directly or through the use of derivatives. These include interest rate swaps and other derivative instruments which are either designated and effective as hedges or designated and effective in modifying the interest rate characteristics of specified assets or liabilities. The utilization of derivatives is managed in response to changing market conditions as well as to changes in the characteristics and mix of the related assets and liabilities. Additional information about non-trading derivatives is located on page 68. Citicorp does not utilize instruments with leverage features in connection with its risk management activities.

      As part of the annual planning process, limits are set for Earnings-at-Risk on a business, country and total Citicorp basis, with exposures reviewed on a regular basis by the Finance and Capital Committee in relation to limits and the current interest rate environment.

      Earnings-at-Risk measures the discounted pretax earnings impact over a specified time horizon of a specified shift in the interest rate yield curve for the appropriate currency. The yield curve shift is statistically derived as a two standard deviation change in a short-term interest rate over the period required to defease the position (usually four weeks). Earnings-at-Risk is calculated separately for each currency and reflects the repricing gaps in the position, as well as option positions, both explicit and embedded.

      Citicorp's primary non-trading price risk exposure is to movements in U.S. dollar interest rates. As of December 31, 1997, the rate shift over a four week defeasance period applied to the U.S. dollar yield curve for purposes of calculating Earnings-at-Risk was 63 basis points. Citicorp also has Earnings-at-Risk in various other currencies; however, there are no significant risk concentrations in any individual non-U.S. dollar currency. As of December 31, 1997, the rate shifts applied to these currencies for purposes of calculating Earnings-at-Risk over a one to four week defeasance period ranged from 18 to 800 basis points, depending on the currency.

      The table below illustrates that, as of December 31, 1997, a 63 basis point increase in the U.S. dollar yield curve would have a potential negative impact on Citicorp's pretax earnings of approximately $180 million for 1998, and approximately $88 million for the five year period 1998-2002, while a two standard deviation increase in non-U.S. dollar interest rates would have had a potential negative impact on Citicorp's pretax earnings of approximately $25 million for 1998, and approximately $49 million for the five year period 1998-2002.

Earnings-at-Risk (impact on pretax earnings)

                             Assuming a U.S.          Assuming a
                            Dollar Rate Move     Non-U.S. Dollar
                                          of        Rate Move of
                          ---------------------------------------
                                Two Standard        Two Standard
In Millions of Dollars at     Deviations (1)      Deviations (1)
                          ---------------------------------------
December 31, 1997          Increase Decrease  Increase  Decrease
-----------------------------------------------------------------
Overnight to three months    ($ 66)     $ 75     ($11)      $11
Four to six months             (52)       67       (8)        8
Seven to twelve months         (62)       69       (6)        6
                             -----     -----     ----     -----
Total overnight
  to twelve months            (180)      211      (25)       25
-----------------------------------------------------------------
Year two                       (71)       75      (25)       25
Year three                       3        (9)      (7)        7
Year four                       65       (73)      (2)        2
Year five                      126      (146)       3        (3)
Effect of Discounting          (31)       37        7        (7)
                             -----     -----    -----      ----
Total                        ($ 88)     $ 95     ($49)      $49
-----------------------------------------------------------------

(1) Total assumes a two standard deviation increase or decrease for every currency, not taking into account any covariance between currencies.

      The table below summarizes Citicorp's worldwide Earnings-at-Risk over the next 12 months from changes in interest rates and shows a relatively stable trend over the three year period.

Twelve Month Earnings-at-Risk (impact on pretax earnings)

                             U.S. Dollar         Non-U.S. Dollar
In Millions of   ------------------------------------------------
Dollars             1997    1996    1995    1997    1996    1995
-----------------------------------------------------------------
Assuming a
  Two Standard
  Deviation Rate:
Increase           ($180)  ($165)  ($163)   ($25)   ($22)   ($19)
Decrease             211     191     217      25      17      19
-----------------------------------------------------------------

      The tables above illustrate that Citicorp's pretax earnings in its non-trading activities over the next 12 months would be reduced by an increase in interest rates and would benefit from a decrease in interest rates and are mainly impacted by changes in U.S. dollar interest rates. This primarily reflects the utilization of receive-fixed interest rate swaps and similar instruments to effectively modify the repricing characteristics of certain consumer and commercial loan portfolios, deposits, and long-term debt. Excluding the effects of these instruments, Citicorp's Earnings-at-Risk over the next twelve months in its non-trading activities would be as follows:

Twelve Month Earnings-at-Risk
(excluding effect of derivatives)
                                                 U.S. Dollar (1)
                                    -----------------------------
In Millions of Dollars                  1997     1996      1995
-----------------------------------------------------------------
Assuming a Two Standard
  Deviation Rate:
Increase                                 $64      $80      $159
Decrease                                 (44)     (70)     (124)
-----------------------------------------------------------------

(1) Excluding the effects of derivatives, Citicorp's non-U.S. dollar Earnings-at-Risk would have had a negative $26 million impact assuming a two standard deviation increase in rates and a positive $27 million impact assuming a two standard deviation decrease in rates at December 31, 1997.

      During 1997, the U.S. dollar Earnings-at-Risk for the following 12 months assuming a two standard deviation increase in rates would have had a potential negative impact ranging from approximately $142 million to $209 million in the aggregate at each month end, compared with a range from $116 million to $204 million during 1996 and a range from $30 million to $165 million during 1995. Similarly, during 1997, a two standard deviation increase in non-U.S. dollar interest rates for the following twelve months would have had a potential negative impact ranging from approximately $15 million to $33 million in the aggregate at each month end, compared with a range from $17 million to $28 million during 1996 and a range from $5 million to $26 million during 1995.

      The first table above also illustrates that the risk profile in the one-to-two year time horizon was directionally similar, but generally tends to reverse in subsequent periods. This reflects the fact that the majority of the derivative instruments utilized to modify repricing characteristics as described above will mature within three years. Additional detail regarding these derivative instruments may be found on page 67.

Trading Portfolios

The price risk of trading activities is measured using the Value-at-Risk method, which estimates, at a specified confidence level, the largest potential loss in pretax market value that could occur over a one day holding period. The Value-at-Risk method incorporates the market factors to which the market value of the trading position is exposed (interest rates, foreign exchange rates, equity and commodity prices, and their implied volatilities), the sensitivity of the position to changes in those market factors, and the volatilities and correlations of those factors. The Value-at-Risk measurement includes the foreign exchange risks that arise in traditional banking businesses and net capital investments in non-U.S. operations, as well as in explicit trading positions.

      The trading portfolios are subject to a well-defined series of Value-at-Risk exposure limits. The daily price risk process monitors exposures against limits and triggers specific management actions to ensure that the potential impact on earnings, due to the many dimensions of price risk, is managed within acceptable limits. The Finance and Capital Committee approves the Value-at-Risk exposure limits annually and reviews usage of these exposures on a monthly basis.

      During 1997, Value-at-Risk at a 97.7% confidence level averaged $56 million in the aggregate for Citicorp's major trading centers, and the monthly averages of daily exposures ranged from approximately $42 million to $65 million, which is similar to the ranges in 1996 and 1995. The level of exposure taken depends on the market environment and expectations of future price and market movements, and will vary from period to period. The trading-related revenue for 1997 was $2,107 million, compared with $1,909 million in 1996 and $1,989 in 1995 (see "Trading-Related Revenue" on page 50). Quarterly trading-related revenue ranged from $255 million to $570 million during 1997 compared with $392 million to $547 million in 1996, and $395 million to $558 million in 1995.

      As of January 1, 1998, Citicorp adopted an amendment to the capital adequacy guidelines, issued in 1996 by the Federal Reserve Board and other U.S. banking regulators, incorporating price risk as an adjustment to risk-weighted assets. In connection with adopting the amendment, Citicorp modified the confidence level used for its Value-at-Risk calculation from 97.7% to 99%, and refined the calculation of the covariance adjustment which reflects the correlation among market risks.

      The table below summarizes Citicorp's Value-at-Risk in its trading portfolio as of December 31, 1997, calculated in accordance with the market risk amendment.

Value-at-Risk

In Millions of Dollars at December 31, 1997
-----------------------------------------------------------------
Interest Rate                                              $ 23
Foreign Exchange                                              8
All Other (primarily Equity and Commodity)                    8
Covariance Adjustment                                       (14)
-----------------------------------------------------------------
Total                                                      $ 25
-----------------------------------------------------------------

MANAGEMENT OF CROSS-BORDER RISK

Cross-border risk is the risk that Citicorp will be unable to obtain payment from customers on their contractual obligations as a result of actions taken by foreign governments such as exchange controls, debt moratorium and restrictions on the remittance of funds.

      Citicorp manages cross-border risk as part of the Windows on Risk process described on page 41. Management oversight of cross-border risk is performed through a formal country risk review process which includes setting of cross-border limits, at least annually, in each country in which Citicorp has cross-border exposure, monitoring of economic conditions globally and within individual countries with proactive action as warranted, and the establishment of internal risk management policies. The Country Corporate Officer is required to prepare an annual country risk review that is subject to approval by senior management and the Windows on Risk Committee depending on the size of the country limit, and may also be updated periodically on an as needed basis. Cross-border limits are also established in the aggregate for certain products that meet risk acceptance criteria.

      The table on page 46 presents total cross-border outstandings on a regulatory basis in accordance with Federal Financial Institutions Examination Council ("FFIEC") guidelines. Total cross-border outstandings include cross-border claims on third parties as well as investments in and funding of local franchises.

      Cross-border claims on third parties (trade, short-term, and medium- and long-term claims) include cross-border loans, securities, deposits at interest with banks, investments in affiliates, and other monetary assets, as well as net revaluation gains on foreign exchange and derivative products. Adjustments have been made to assign externally guaranteed outstandings to the country of the guarantor and outstandings for which tangible, liquid collateral is held outside of the obligor's country to the country in which the collateral is held. For securities received as collateral, outstandings are assigned to the domicile of the issuer of the securities.

      Investments in and funding of local franchises represents the excess of local country assets over local country liabilities, as defined by the FFIEC. Local country assets are claims on local residents recorded by branches and majority-owned subsidiaries of Citicorp domiciled in the country, adjusted for externally guaranteed outstandings and certain collateral. Local country liabilities are obligations of branches and majority-owned subsidiaries of Citicorp domiciled in the country for which no cross-border guarantee is issued by Citicorp offices outside the country.

      Effective January 1, 1997, the FFIEC revised their cross-border reporting guidelines. The effect of applying the FFIEC's revised guidelines to previously reported December 31, 1996 balances is a reduction of cross-border claims on third parties of $7.1 billion, and a reduction of investments in and funding of local franchises of $8.6 billion.

      The FFIEC's revised guidelines expand the scope of financial instruments that are reported, change the reporting of some local country assets, and increase the amount of local country liabilities that are applied to reduce reported exposure. Specifically, net revaluation gains on derivative and foreign exchange products are now included in the data. Local country assets that are denominated in non-local currencies have been removed from cross-border claims on third parties and are now included in investments in and funding of local franchises. Local country obligations denominated in non-local currencies are now included in the amount of local country liabilities that are applied to reduce reported investments in and funding of local franchises.

      The table on page 46 presents Citicorp's cross-border outstandings and commitments at year-end 1997 and 1996 in accordance with current FFIEC reporting guidelines.

Cross Border Outstandings and Commitments

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   1997                     1996(1)
                         Cross-Border Claims on Third Parties
--------------------------------------------------------------

                                                                Investments
In Billions of                                      Trading          in and
Dollars                                             and         Funding of         Total                       Total
----------------------------------------------------Short-Term        Local Cross-Border                 Cross-Border
  At Year-End      Banks   Public  Private    Total  Claims(2)   Franchises Outstandings  Commitments(3) Outstandings Commitments(3)
------------------------------------------------------------------------------------------------------------------------------------
Germany              $1.5    $0.5     $0.4     $2.4       $2.3         $2.3          $4.7(4)       $1.7          $2.3(5)       $1.4
United Kingdom        1.5     0.5      2.5      4.5        3.3           --           4.5(4)        7.8           4.0(4)        6.7
Italy                 0.5     0.1      0.3      0.9        0.8          2.5           3.4(4)        0.5           2.0           0.3
Japan                 2.4     0.2      0.6      3.2        2.8           --           3.2(4)        1.1           2.1(5)        1.0
France                1.5     0.7      0.7      2.9        2.7          0.2           3.1(4)        0.6           1.5           0.9
Switzerland           1.2      --      1.5      2.7        2.5           --           2.7(5)        1.1           2.5(5)        1.2
Spain                 0.3      --      0.2      0.5        0.4          1.8           2.3(5)        0.4           1.0           0.1
Netherlands           0.7     0.3      0.9      1.9        1.5          0.3           2.2           0.8           1.3           0.5
Canada                0.8     0.1      0.4      1.3        1.1          0.3           1.6           1.8           1.4           1.4
Sweden                0.5     0.2      0.3      1.0        1.0          0.1           1.1           0.7           0.9           0.7
Belgium               0.4     0.2      0.3      0.9        0.8           --           0.9           0.2           1.2           0.7
Finland               0.3      --      0.4      0.7        0.5           --           0.7           0.4           0.5           0.4
Other (21
  countries)          0.9     0.4      1.8      3.1        2.3          0.9           4.0           1.6           4.5           1.9
------------------------------------------------------------------------------------------------------------------------------------
Europe, Canada,
  and Japan          12.5     3.2     10.3     26.0       22.0          8.4          34.4          18.7          25.2          17.2
------------------------------------------------------------------------------------------------------------------------------------
Brazil                0.4     1.4      1.2      3.0        1.3          1.4           4.4(4)        0.1           4.9(4)        0.2
Mexico               --       2.0      0.6      2.6        1.0          0.4           3.0(5)        0.6           2.9(4)        0.1
Argentina             0.2     0.1      1.0      1.3        0.6          0.9           2.2           0.1           1.4           0.2
Chile                --       0.1      0.5      0.6        0.2          0.4           1.0            --           1.4           0.1
Venezuela             0.1     0.7      0.1      0.9        0.2          0.1           1.0            --           0.9            --
Colombia              0.2      --      0.2      0.4        0.3          0.5           0.9           0.1           1.0           0.2
Peru                 --       0.1      0.2      0.3        0.2          0.1           0.4           0.1           0.2           0.1
Uruguay              --       0.3       --      0.3        0.1           --           0.3            --           0.3            --
Other (20
  countries)          0.2     0.3      0.4      0.9        0.5          0.2           1.1           0.6           0.8           0.4
------------------------------------------------------------------------------------------------------------------------------------
Latin America         1.1     5.0      4.2     10.3        4.4          4.0          14.3           1.6          13.8           1.3
------------------------------------------------------------------------------------------------------------------------------------
South Korea           0.5     0.2      0.8      1.5        1.4          1.1           2.6(5)        0.2           1.9           0.5
Saudi Arabia          0.7      --      0.1      0.8        0.4           --           0.8           0.3           0.7           0.2
Malaysia              0.1      --      0.2      0.3        0.3          0.4           0.7           0.1           0.9           0.1
Hong Kong             0.4      --      0.3      0.7        0.6           --           0.7           0.3           0.2           0.3
Indonesia             0.1      --      0.5      0.6        0.4           --           0.6           0.2           0.9           0.3
China                 0.1      --      0.1      0.2        0.2          0.4           0.6           0.4           0.3           0.3
Singapore             0.2      --      0.3      0.5        0.3           --           0.5           0.3           0.7           0.4
Taiwan               --        --      0.4      0.4        0.4           --           0.4           0.5           0.3           0.5
Thailand              0.1      --      0.2      0.3        0.3           --           0.3           0.1           0.9           0.3
Bahrain               0.2     0.1       --      0.3        0.3           --           0.3           0.1           0.2            --
Kuwait                0.2      --       --      0.2        0.2           --           0.2            --           0.2           0.1
India                 0.1      --      0.1      0.2        0.1           --           0.2           0.3           0.1           0.4
Pakistan             --       0.1       --      0.1        0.1          0.1           0.2            --           0.4            --
Philippines          --        --      0.2      0.2        0.1           --           0.2           0.1           0.4           0.3
Other
  (11 countries)      0.1      --      0.2      0.3       --             --           0.3           0.4           0.9           0.4
------------------------------------------------------------------------------------------------------------------------------------
Asia/ Middle East     2.8     0.4      3.4      6.6        5.1          2.0           8.6           3.3           9.0           4.1
------------------------------------------------------------------------------------------------------------------------------------
Australia             0.5      --      0.2      0.7        0.6           --           0.7           0.4           0.8           0.1
New Zealand           0.1      --       --      0.1        0.1          0.6           0.7            --           0.4            --
All Other            --       1.0      0.2      1.2        1.1          0.3           1.5           0.4           1.0           0.4
------------------------------------------------------------------------------------------------------------------------------------
Total Other           0.6     1.0      0.4      2.0        1.8          0.9           2.9           0.8           2.2           0.5
------------------------------------------------------------------------------------------------------------------------------------
Total Citicorp      $17.0    $9.6    $18.3    $44.9      $33.3        $15.3         $60.2         $24.4         $50.2         $23.1
------------------------------------------------------------------------------------------------------------------------------------

(1) Restated to conform to the FFIEC's current cross-border reporting guidelines.
(2)   Included in total cross-border claims on third parties.
(3) Commitments (not included in total cross-border outstandings) include legally binding cross-border letters of credit and loan commitments.
(4) Total cross-border outstandings were in excess of 1.0% of total assets as of the respective year-end. At December 31, 1995, based on the FFIEC's cross-border reporting guidelines in effect at that date, countries with total cross-border outstandings exceeding 1.0% of total assets were:

         In Billions of          Total
         Dollars at          Cross-Border
         Year-End            Outstandings     Commitments(3)
         -----------------------------------------------------
         United Kingdom          $7.6              $5.8
         Brazil                   5.1               -
         Japan                    3.6               0.9
         Argentina                2.9               -
         Mexico                   2.9               -
         Germany                  2.7               1.2

(5) Total cross-border outstandings were between 0.75% and 1.0% of total assets as of the respective year-end. At December 31, 1995, based on the FFIEC's cross-border reporting guidelines in effect at that date, countries with total cross-border outstandings between 0.75% and 1.0% of total assets were:

         In Billions of          Total
         Dollars at          Cross-Border
         Year-End            Outstandings     Commitments(3)
         -----------------------------------------------------
         Singapore               $2.5              $0.3
         Australia                2.4               0.3
         South Korea              2.1               0.5

Details of investments in and funding of local franchises for selected Asian countries included in the table on page 46 at December 31, 1997 were as follows:

                                                                      Local Country Assets
              -----------------------------------------------------------------------------
                                               Gross
                                          Unrealized
                                            Gains on
                                      Derivative and
In Billions                                  Foreign  All                           Local
of Dollars     Consumer   Commercial        Exchange  Other                       Country
at Year-End       Loans        Loans       Contracts  Assets (1) Adjustments(2)    Assets
-------------------------------------------------------------------------------------------
South Korea         $0.8        $1.0             $1.2     $1.9         ($0.4)         $4.5
Indonesia            0.3         0.4              0.4      1.0          (0.1)          2.0
Thailand             1.0         0.7              0.6      0.8          (0.4)          2.7
Philippines          0.3         0.9              0.1      1.3          (0.4)          2.2
Malaysia             1.3         0.8              0.2      1.4          (0.3)          3.4

                   Local Country Liabilities
              -------------------------------
                         Gross
                    Unrealized
                     Losses on                  Investments
                Derivative and     All Other         in and
In Billions            Foreign         Local     Funding of
of Dollars            Exchange       Country          Local
at Year-End          Contracts   Liabilities(3)  Franchises
------------------------------------------------------------
South Korea              $1.0           $2.4           $1.1
Indonesia                 0.5            1.7            -
Thailand                  0.5            2.5            -
Philippines               0.1            2.1            -
Malaysia                  0.1            2.9            1.4
------------------------------------------------------------

(1) Includes deposits at interest with banks, securities, customers' acceptance liabilities, and other monetary assets.
(2) Adjustments include externally guaranteed outstandings, locally booked claims on nonresidents, and certain other claims as defined by the FFIEC.
(3) Primarily deposits, purchased funds and other borrowings, and acceptances outstanding.

      On January 28, 1998 an agreement in principle was reached between the Republic of Korea and a group of international banks (including Citicorp) on a plan to extend the maturities of short-term credits to the Korean banking system. Under the plan, Korean banks will offer to exchange their short-term, non-trade credits for new loans with maturities of one-, two-, or three- years, guaranteed by the Republic of Korea, and bearing a floating rate of interest at rates of 2.25%, 2.50%, and 2.75%, respectively, over the six-month London Interbank Offering Rate (LIBOR). It is anticipated that the agreement will be signed by March 31, 1998.

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

Citicorp Ratios

At Year-End                                  1997       1996
--------------------------------------------------------------
Tier 1 Capital                               8.34%      8.39%
Total Capital (Tier 1 and Tier 2)           12.31      12.23
Leverage(1)                                  7.01       7.42
Common Stockholders' Equity                  6.21       6.63
--------------------------------------------------------------
(1)   Tier 1 capital divided by adjusted average assets.

      Citicorp continued to maintain a strong capital position during 1997. Total capital (Tier 1 and Tier 2) amounted to $31.2 billion at December 31, 1997, representing 12.31% of net risk-adjusted assets. This compares with $28.9 billion and 12.23% at December 31, 1996. Tier 1 capital of $21.1 billion at year-end 1997 represented 8.34% of net risk-adjusted assets, compared with $19.8 billion and 8.39% at year-end 1996. The Tier 1 capital ratio at year-end 1997 exceeded Citicorp's target range of 8.00% to 8.30%.

      The excess of Tier 1 capital generated during a period reduced by capital utilized for business expansion is referred to as "free capital." As shown in the following table, Citicorp generated $2.2 billion and $3.0 billion of free capital during 1997 and 1996.

Free Capital

In Millions of Dollars                           1997      1996
-----------------------------------------------------------------
Tier 1 Capital Generated:
  Net Income                                   $3,591    $3,788
  Issuances/Other(1)                            1,073     1,180
  Cash Dividends Declared                      (1,105)   (1,012)
                                               ------    ------
Total Tier 1 Capital Generated                  3,559     3,956
Capital Utilized for Growth in Net             (1,405)     (926)
                                               ------    ------
Risk-Adjusted Assets
Free Capital Generated                         $2,154    $3,030
-----------------------------------------------------------------

(1) Primarily includes issuance of common stock under various staff benefits plans and the dividend reinvestment plan. Also includes issuance of guaranteed preferred beneficial interests in subordinated debt, and the redemption of the $175 million Series 14 Preferred Stock in 1997.

      In order to return this free capital to its shareholders, Citicorp initiated a common stock repurchase program in June 1995. During 1996 the program was expanded to a total authorization of $8.5 billion through December 31, 1998. Citicorp repurchased 18.8 million and 36.1 million shares of common stock under the program using free capital of $2.3 billion ($119.92 average cost per share) and $3.1 billion ($85.13 average cost per share) in 1997 and 1996, respectively. Citicorp began both 1997 and 1996 with Tier 1 capital in excess of its target, enabling repurchases to exceed the amount of free capital generated for each year. Since the program was initiated, Citicorp has repurchased 78.0 million shares of common stock using free capital of $6.9 billion. The amount of free capital is impacted by a number of factors including the level of income, issuances, dividends and changes in risk-adjusted assets.

      Common stockholders' equity increased a net $0.6 billion during the year to $19.3 billion at December 31, 1997, representing 6.21% of assets, compared with 6.63% at year-end 1996. The increase in common stockholders' equity during the year principally reflected net income and the issuance of stock under various staff benefit plans, partially offset by shares repurchased under the common stock repurchase program and dividends declared on common and preferred stock. The decrease in the common stockholders' equity ratio during the year reflected the above items as well as the increase in total assets.

      During 1997, Citicorp redeemed the $175 million Series 14 Preferred Stock and issued an additional $450 million of guaranteed preferred beneficial interests in Citicorp subordinated debt (commonly known as

"trust preferred securities"). The guaranteed preferred beneficial interests outstanding at December 31, 1997 of $750 million, including $300 million issued in 1996, qualify as Tier 1 capital and are included in long-term debt on the balance sheet. Interest expense on the guaranteed preferred beneficial interests amounted to $58 million in 1997 and less than $1 million in 1996.

      In January 1998, Citicorp announced that in February 1998 it will redeem for cash all outstanding shares of its Adjustable Rate Preferred Stock, Second and Third Series.

      In January 1998, Citicorp raised the quarterly dividend on common stock to $.575 per share for an annual dividend rate of $2.30 per share.

Components of Capital Under Regulatory Guidelines

In Millions of Dollars at Year-End               1997      1996
-----------------------------------------------------------------
Tier 1 Capital
Common Stockholders' Equity                   $19,293   $18,644
Perpetual Preferred Stock                       1,903     2,078
Guaranteed Preferred Beneficial
     Interests in Subordinated Debt               750       300
Minority Interest                                 104        91
Less: Net Unrealized Gains --
     Securities Available for Sale (1)           (535)     (676)
  Intangible Assets (2)                          (304)     (328)
  50% Investment in Certain Subsidiaries (3)     (115)     (313)
                                              -------   -------
Total Tier 1 Capital                          $21,096   $19,796
-----------------------------------------------------------------
Tier 2 Capital

Allowance for Credit Losses (4)               $ 3,198   $ 2,982
Qualifying Debt (5)                             6,977     6,405
Less: 50% Investment in Certain
Subsidiaries (3)                                 (115)     (313)
                                              -------   -------
Total Tier 2 Capital                           10,060     9,074
                                              -------   -------
Total Capital (Tier 1 and Tier 2)             $31,156   $28,870
                                              -------   -------
-----------------------------------------------------------------
Net Risk-Adjusted Assets (6)                 $252,999  $236,073
-----------------------------------------------------------------

(1) Tier 1 capital excludes unrealized gains and losses on securities available for sale in accordance with regulatory risk-based capital guidelines.
(2)   Includes goodwill and certain other identifiable intangible assets.

(3) For 1997, represents investment in certain overseas insurance activities. For 1996, primarily includes investment in Citicorp Securities, Inc. ("CSI"). During 1997, the FRB eliminated the capital deduction required for Section 20 subsidiaries, including CSI.
(4) Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.
(5) Includes qualifying senior and subordinated debt in an amount not exceeding 50% of Tier 1 capital, and subordinated capital notes subject to certain limitations.
(6) Includes risk-weighted credit equivalent amounts net of applicable bilateral netting agreements of $13.7 billion for interest rate, commodity and equity derivative contracts and foreign exchange contracts, as of December 31, 1997, compared with $9.8 billion as of December 31, 1996. Net risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses.

      Citicorp's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At December 31, 1997 all of Citicorp's subsidiary depository institutions were "well capitalized" under the federal bank regulatory agencies' definitions.

Citibank, N.A. Ratios

At Year-End                             1997             1996
-----------------------------------------------------------------
Tier 1 Capital                           8.18%            8.32%
Total Capital (Tier 1 and
Tier 2)                                 12.16            12.11
Leverage                                 6.39             6.63
Common Stockholder's Equity              6.54             6.99
-----------------------------------------------------------------

      During 1997, Citibank issued an additional $900 million of subordinated notes to the Parent Company that qualify for inclusion in Citibank's Tier 2 Capital. Total subordinated notes outstanding at December 31, 1997 and included in Citibank's Tier 2 Capital amounted to $5.6 billion.

      During 1996, the U.S. bank regulatory agencies issued an amendment to their risk-based capital guidelines to incorporate a measure for market risk in foreign exchange and commodity activities and in the trading of debt and equity instruments. The final rules, which were adopted by Citicorp on January 1, 1998, did not have a significant impact on Citicorp.

      From time to time, the FRB and the Federal Financial Institutions Examination Council propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets.

SUMMARY OF FINANCIAL RESULTS

In Millions of Dollars                                                               1997      1996       1995      1994       1993
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                                              $11,402   $10,940     $9,951    $8,911     $7,690
Fees, Commissions, and Other Revenue                                               10,214     9,256      8,727     7,837      8,385
                                                                                  -------   -------     ------    ------     ------
Total Revenue                                                                      21,616    20,196     18,678    16,748     16,075
Provision for Credit Losses                                                         1,907     1,926      1,991     1,881      2,600
Operating Expense                                                                  13,987    12,197     11,102    10,256     10,615
                                                                                  -------   -------     ------    ------     ------
Income Before Taxes and Cumulative Effects of Accounting Changes                    5,722     6,073      5,585     4,611      2,860
Income Taxes                                                                        2,131     2,285      2,121     1,189        941
                                                                                  -------   -------     ------    ------     ------
Income Before Cumulative Effects of Accounting Changes                              3,591     3,788      3,464     3,422      1,919
Cumulative Effects of Accounting Changes(1)                                            --        --         --       (56)       300
                                                                                  -------   -------     ------    ------     ------
Net Income                                                                        $ 3,591   $ 3,788     $3,464    $3,366     $2,219
                                                                                  -------   -------     ------    ------     ------
------------------------------------------------------------------------------------------------------------------------------------

(1) Refers to the adoption of SFAS No. 112 in 1994 and the adoption of SFAS No. 109 in 1993.


STATEMENT OF INCOME ANALYSIS

NET INTEREST REVENUE (TAXABLE EQUIVALENT BASIS) (1)

                                       1997     1996      1995
--------------------------------------------------------------
Net Interest Revenue
(In Millions of Dollars)

Interest Revenue                    $24,535  $23,389   $22,996
Interest Expense                     13,081   12,409    13,012
                                    -------  -------   -------
Net Interest Revenue                 11,454   10,980     9,984
Effect of Credit Card
  Securitization Activity             2,369    2,448     2,010
                                    -------  -------   -------
Total Adjusted (2)                  $13,823  $13,428   $11,994
--------------------------------------------------------------
Average Interest-Earning Assets
(In Billions of Dollars)
Total                                $251.9   $232.0    $224.0
Effect of Credit Card
  Securitization Activity              25.2     26.1      23.6
                                    -------  -------   -------
Total Adjusted (2)                   $277.1   $258.1    $247.6
--------------------------------------------------------------
Net Interest Margin (%)
Total                                  4.55%    4.73%     4.46%
Effect of Credit Card
  Securitization Activity              0.44     0.47      0.38
Total Adjusted (2)                     4.99%    5.20%     4.84%
--------------------------------------------------------------

(1) The taxable equivalent adjustment is based on the U.S. federal statutory rate of 35%.
(2) See page 54 for discussion of the effect of credit card securitization activity.

Net interest revenue of $11.5 billion in 1997 increased $474 million or 4% from 1996 as revenue from an increase in interest-earning assets was partially offset by an overall decline in the net interest margin, which reflected a decline in the yields earned on assets that exceeded a decline in rates paid on liabilities, causing spread compression. Net interest revenue was also reduced by the effect of foreign currency translation. From the standpoint of the Core businesses, the increase in net interest revenue was led by loan growth in Global Consumer, and the effect of a sharp decline in rates on interest-bearing liabilities in Citibanking in the developed markets. Net interest revenue in Global Corporate Banking was relatively unchanged as volume driven revenue increases were largely offset by volume and rate impacted expense increases. Net interest revenue was up 10% in 1996 reflecting higher net rate spreads, including lower funding costs, and the funding benefits associated with higher equity levels, as well as an increase in average interest-earning assets. Net interest revenue and net interest margin for all periods presented were reduced by the effect of credit card securitization activity. Adjusted for the effect of credit card securitization activity, net interest revenue increased 3% in 1997 and was up 12% in 1996. The adjusted net interest margin of 4.99% in 1997 was down from 5.20% in 1996 and up from 4.84% in 1995.

[GRAPHIC OMITTED]

      Interest revenue improved 5% in 1997 primarily due to a 9% increase in average interest-earning assets, partially offset by a 34 basis point drop in the average yield to 9.74%. The increase largely reflected higher levels of loans and financial markets assets in Emerging Markets, as well as increased loans in Global Consumer, partially offset by lower yields earned on these assets. Interest revenue in 1996 improved compared to 1995 as a result of a 4% increase in average interest-earning assets, primarily loans, partially offset by a decline in yields earned on most assets.

      Interest expense increased 5% in 1997 primarily due to an 8% increase in average interest-bearing liabilities, partially offset by a 14 basis point drop in the average rate paid to 6.09%. The increase principally reflected higher levels of time deposits and purchased funds in Emerging Markets, including the effect of increased rates in Asia Pacific, as well as increased borrowings in U.S. bankcards. This increase in interest expense was partially offset by a decline in rates paid on time deposits in Citibanking in the U.S. and Europe, as well as a one-time charge of $64 million related to the U.S. Savings Association Insurance Fund in 1996. Interest expense in 1996 improved by 5% compared with 1995 primarily as a result of a 6% decrease in rates paid on interest-bearing liabilities, which was driven by a shift of the funding mix from higher rate purchased funds to lower rate deposits, partially offset by a small increase in total average interest-bearing liabilities.

FEES, COMMISSIONS, AND OTHER REVENUE

Fee and Commission Revenue

In Millions of Dollars                 1997     1996(1)   1995(1)
-----------------------------------------------------------------
Global Consumer:

Citibanking                          $1,161   $1,042      $977
Cards                                 1,955    1,858     1,855
Private Bank                            486      430       400
                                    -------  -------   -------
Total Global Consumer                 3,602    3,330     3,232
Global Corporate Banking and Other    2,118    1,990     1,828
                                     ------   ------    ------
Total Adjusted (2)                    5,720    5,320     5,060
Effect of Credit Card
   Securitization Activity               97      149       105
                                    -------- -------   -------
Total                                $5,817   $5,469    $5,165
-----------------------------------------------------------------
Supplemental Information:
Global Consumer businesses in:

Emerging markets                     $1,197   $1,083     $ 932
Developed markets                     2,405    2,247     2,300
                                    -------   ------    ------
Total                                $3,602   $3,330    $3,232
-----------------------------------------------------------------

(1)   Reclassified to conform to the 1997 presentation.
(2) See page 54 for discussion of the effect of credit card securitization activity.

Total fee and commission revenue of $5.8 billion in 1997 increased $348 million or 6% from 1996. Fee and commission revenue was increased in all periods presented by the effect of credit card securitization activity. Adjusted for the effect of credit card securitization, fee and commission revenue in 1997 of $5.7 billion was up $400 million or 8% from 1996.

      Global Consumer fee and commission revenue was up $272 million or 8% in 1997 from 1996, reflecting growth in all businesses and markets. New investment offerings and increases in assets under management resulted in strong growth in trust, agency, and custodial fees, primarily in the Private Bank and in Citibanking worldwide. Growth in credit card-related fees was at a moderate rate in the developed markets, double-digit rates in Latin America, and flat in Asia Pacific as business volume growth was offset by the effects of foreign currency translation. Citibanking also reflected increased fees related to deposit accounts.

      Global Corporate Banking and Other fee and commission revenue increased $128 million or 6% from 1996, primarily reflecting increased institutional trust, agency, and custodial fees due to growth in assets under management and the custody business, and as a result of higher business volumes in corporate finance in Global Relationship Banking and transaction banking services in both Global Relationship Banking and Emerging Markets.

      Total fee and commission revenue in 1996 of $5.5 billion increased $304 million or 6% from 1995. Fee revenue in Global Consumer increased 3% and reflected double-digit growth in the emerging markets across a variety of consumer products, particularly credit card-related and investment-related fees. Growth in Citibanking and Private Bank fees in the developed markets was offset by lower credit card-related fees. In Global Corporate Banking and Other, the 9% growth in fee and commission revenue reflected higher volumes in Emerging Markets in corporate finance, transaction banking services, and trust, agency, and custodial fees, as well as increased transaction banking services fees in Global Relationship Banking.

Trading-Related Revenue

In Millions of Dollars                 1997     1996 (1)  1995 (1)
-----------------------------------------------------------------
By Business Sector:
Global Corporate Banking
  Emerging Markets                    $ 777    $ 763     $ 674
  Global Relationship Banking         1,015      892     1,063
                                     ------   ------    ------
    Total Global Corporate Banking    1,792    1,655     1,737
Global Consumer and Other               315      254       252
                                     ------   ------    ------
Total                                $2,107   $1,909    $1,989
-----------------------------------------------------------------
By Trading Activity:
Foreign Exchange(2)                  $1,255    $ 926    $1,134
Derivative(3)                           401      557       455
Fixed Income(4)                         198      156        96
Other                                   253      270       304
                                     ------   ------    ------
Total                                $2,107   $1,909    $1,989
-----------------------------------------------------------------
By Income Statement Line:
Foreign Exchange                     $1,486    $ 864    $1,053
Trading Account                         241      637       559
Other(5)                                380      408       377
                                     ------   ------    ------
Total                                $2,107   $1,909    $1,989
-----------------------------------------------------------------

(1)   Reclassified to conform to the 1997 presentation.
(2) Foreign exchange activity includes foreign exchange spot, forward, and option contracts.
(3) Derivative activity primarily includes interest rate and currency swaps, options, financial futures, and equity and commodity contracts.
(4) Fixed income activity principally includes debt instruments including government and corporate debt as well as mortgage assets.
(5)   Primarily net interest revenue.

Trading-related revenue is composed of the "Foreign Exchange" and "Trading Account" lines in the Statement of Income and also includes other amounts, principally reflected in Net Interest Revenue.

      Trading-related revenue totaled $2.1 billion in 1997, up $198 million or 10% from 1996. The improvement was primarily attributable to growth in foreign exchange revenue partially offset by lower derivative results in Global Relationship Banking and the Emerging Markets business. Trading-related revenue of $1.9 billion in 1996 was down $80 million or 4% from 1995, attributable to lower foreign exchange revenue in Global Relationship Banking, partially offset by improvements in derivative results in the Emerging Markets business and fixed income results in both businesses.

      Foreign exchange revenue of $1.3 billion grew $329 million or 36% from 1996. Revenue growth was strong throughout the year and across most geographies reflecting unusually low results in 1996, attributable to listless foreign exchange markets in the major currencies, coupled with high volatility in certain Asian currencies in the second half of 1997. Foreign exchange revenue of $926 million in 1996 declined 18% from the strong 1995 level, when volatile foreign exchange markets in the major currencies provided substantial revenue opportunities.

      Derivative revenue of $401 million declined $156 million or 28% from 1996. The decline was broadly based across most geographies and was concentrated in the 1997 fourth quarter when the global financial markets experienced unusual volatility stemming from economic turmoil in certain Asian countries. Customer demand for risk-management products remained strong, although spreads narrowed. Derivative revenue of $557 million in 1996 rose 22% from 1995 reflecting growth in customer demand, particularly in the Emerging Markets business.

      Fixed-income revenue in 1997 of $198 million grew $42 million or 27% from 1996. The growth reflected improved results in Global Relationship Banking partially offset by weaker results in the Emerging Markets business. The results in Global Relationship Banking primarily reflected improvement from the difficult 1996 period when results were adversely affected by volatile interest rates in North America. The weak results in the Emerging Markets business were attributable to the Asian financial turmoil in the second half of 1997. Fixed-income revenue in 1996 increased $60 million compared with 1995 reflecting improved emerging markets debt trading results, a higher level of commercial real estate securitization transactions, and improved government and corporate debt trading results in North America.

      Levels of trading-related revenue may fluctuate in the future as a result of market and asset-specific factors.

Securities Transactions

In 1997, net gains from the sale of securities were $668 million, up $458 million, compared with $210 million in 1996 and $132 million in 1995. The 1997, 1996, and 1995 amounts included gains of $324 million, $74 million, and $55 million, respectively, realized on the sale of Government of Brazil Brady bonds.

      The net gains for 1997 reflected gross realized gains of $754 million and gross realized losses of $86 million.

      The fair value of securities available for sale and the related adjustment to stockholders' equity may fluctuate over time based on general market conditions as well as events and trends affecting specific securities.

Other Revenue

In Millions of Dollars                  1997     1996      1995
-----------------------------------------------------------------
Credit Card Securitization
   Activity (1)                        $ 559    $ 907     $ 988
Venture Capital                          749      450       390
Affiliate Earnings                       255      290       208
Net Asset Gains and Other Items          439      429       232
                                    -------- --------  --------
Total                                 $2,002   $2,076    $1,818
-----------------------------------------------------------------

(1)   See page 54 for a discussion of credit card securitization activity.

Revenue in 1997 from credit card securitization activity decreased $348 million or 38% from 1996, principally reflecting a higher net credit loss ratio and lower average securitized volumes. Additionally, commencing in 1997, revenue from credit card securitization activity included net credit losses on loans held for sale, which totaled $126 million. The decrease in revenue in 1996 resulted from a higher net credit loss ratio, partially offset by an improved net interest margin and higher average securitized volumes.

      Venture capital revenue improved $299 million from 1996, benefiting from buoyant U.S. equity markets including public offerings by investees. Investments of venture capital subsidiaries are carried at fair value and revenue volatility can occur in the future, based on general market conditions as well as events and trends affecting specific venture capital investments.

      Affiliate earnings in 1997 were down $35 million from 1996, primarily due to lower earnings in Latin America, partially offset by an investment dividend. Affiliate earnings in 1996 were up from 1995, largely due to improved results in Latin America.

      Net asset gains and other items in 1997 of $439 million, compared with $429 million in 1996, reflected gains on the sale of real estate assets, the disposition of an automated trading business, a gain related to the refinancing agreement concluded with Peru, and the sale of an investment from an acquisition finance portfolio, partially offset by investment writedowns of $72 million in Latin America. Revenue in 1996 of $429 million included gains from the sale of an automated trading business, the disposition of Citicorp's holding in an Asian affiliate, the sale of the consumer mortgage portfolio in the U.K., and a gain related to the Panama refinancing agreement, partially offset by investment writedowns of $100 million in Latin America.

PROVISION AND CREDIT LOSS RESERVES

The provision for credit losses of $1.9 billion in 1997 declined $19 million or 1% from 1996, reflecting a decline in the Global Consumer additional provision and higher Global Corporate Banking net recoveries, partially offset by higher net write-offs in the Global Consumer business. The provision for credit losses declined $65 million or 3% in 1996, reflecting lower net write-offs and a decline in the additional provision in Global Corporate Banking, partially offset by higher net write-offs in the Global Consumer business.

Net Write-Offs, Additional Provision,
and Provision for Credit Losses

In Millions of Dollars                  1997     1996      1995
-----------------------------------------------------------------
Net Write-offs (Recoveries):

Global Consumer(1)                    $3,544   $3,120    $2,461
Global Corporate Banking(2)              (24)      (2)      148
                                      ------   ------    ------
Total Adjusted Net Write-offs          3,520    3,118     2,609
Effect of Credit Card
  Securitization Activity             (1,713)  (1,392)     (917)
                                      ------   ------    ------
Total                                 $1,807   $1,726    $1,692
-----------------------------------------------------------------
Additional Provision:
Global Consumer                        $ 100    $ 200     $ 200
Global Corporate Banking                  --       --        81
                                      ------   ------    ------
Total                                  $ 100    $ 200     $ 281
-----------------------------------------------------------------
Provision for Credit Losses:
Global Consumer                       $1,931   $1,928    $1,744
Global Corporate Banking                 (24)      (2)      247
                                      ------   ------    ------
Total                                 $1,907   $1,926    $1,991
-----------------------------------------------------------------

(1) Adjusted for the effect of credit card securitization activity, including the effect related to credit card receivables held for sale commencing in 1997 (see page 54).
(2) Included in Global Corporate Banking net write-offs in 1995 are net recoveries of $18 million related to cross-border refinancing agreements that were credited directly to the allowance for credit losses and did not affect the provision for credit losses.

      Global Consumer net write-offs, adjusted for the effect of credit card securitization activity, were $3.5 billion in 1997, up from $3.1 billion in 1996 and $2.5 billion in 1995, reflecting higher net credit losses in U.S. bankcards and Asia Pacific. The increases in net write-offs were partially offset by declines in the Citibanking and the Private Bank businesses in the United States, and the effect of foreign currency translation. The Global Consumer provision for credit losses included an additional provision in excess of net write-offs of $100 million in 1997, compared with $200 million in 1996 and 1995. Net write-offs and the total provision may increase from 1997 levels as a result of economic conditions, particularly in the Asia Pacific region, credit performance of the portfolios (including bankruptcies) and changes in portfolio levels. See "Consumer Portfolio Review" on page 35 for an additional discussion.

      Global Corporate Banking net recoveries in 1997 of $24 million improved $22 million from 1996 reflecting a decline in gross write-offs in Global Relationship Banking, partially offset by higher gross write-offs in the Emerging Markets business, and lower, but still substantial, recoveries in both businesses (including $50 million from the refinancing agreement concluded with Peru). Global Corporate Banking net recoveries in 1996 of $2 million improved $150 million from 1995 due to higher recoveries, primarily attributable to the refinancing agreements concluded with Panama, Slovenia, and Croatia (which aggregated $75 million) coupled with lower real-estate-related gross write-offs. During the three years ended December 31, 1997 there were no material credit losses related to derivative and foreign exchange contracts, standby letters of credit, or loan commitments. During 1997, credit losses related to foreign currency derivative contracts totaled $35 million. During 1998, Global Corporate Banking net write-offs may increase from the 1997 level due to conditions in Asia or other factors, but are expected to remain moderate.

      All identified losses are immediately written off and the credit loss reserves described below are available to absorb all probable credit losses inherent in the portfolio. For analytical purposes only, Citicorp attributes its credit loss reserves as detailed in the following table:

Credit Loss Reserves (1)

In Millions of Dollars                 1997     1996      1995
-----------------------------------------------------------------
Aggregate Allowance for Credit
  Losses:
Global Consumer                      $2,487   $2,079    $1,944
Global Corporate Banking              3,429    3,424     3,424
                                    -------  -------   -------
Total Aggregate
  Allowance for Credit Losses         5,916    5,503     5,368
Reserves for Securitization
  Activities                             85      473       486
                                    -------  -------   -------
Total Credit Loss Reserves           $6,001   $5,976    $5,854
-----------------------------------------------------------------
Aggregate Allowance As a Percent of Total
  Loans:
Global Consumer                        2.30%    1.86%     1.84%
Global Corporate Banking (2)           4.38%    5.46%     5.71%
Total                                  3.16%    3.15%     3.24%
-----------------------------------------------------------------

(1) In 1997, Citicorp changed the apportionment and display of the aggregate allowance for credit losses to report $5,816 million attributable to loans and loan commitments as a deduction from Loans, $50 million attributable to standby letters of credit and guarantees included in Other Liabilities, and $50 million attributable to derivative and foreign exchange contracts as a deduction from Trading Account Assets. Citicorp also restored to the aggregate allowance for credit losses $373 million that had previously been attributed to credit card securitization transactions where the exposure to credit losses is contractually limited to the cash flows from the securitized receivables. Reserves for securitization activities at December 31, 1997 reflect $85 million deducted from Other Assets attributable to mortgage loans sold with recourse. Prior year amounts have not been reclassified.
(2) Excludes portion attributable to standby letters of credit and guarantees and derivative and foreign exchange contacts.

      Credit loss reserves totaled $6.0 billion at December 31, 1997 and 1996, up from $5.9 billion at December 31, 1995. The increase in the reserves primarily reflected continued reserve building, partially offset by the effect of foreign currency translation. Refer to the discussion on page 52 regarding the additional provision.

      Uncertainty related to the economic and credit environment, particularly in the Asia Pacific region, as well as higher loan volumes in the Global Consumer portfolios, may result in further increases in the allowance for credit losses.

OPERATING EXPENSE

Total operating expense was $14.0 billion in 1997, and reflected the $889 million restructuring charge discussed below. Operating expense excluding the charge was $13.1 billion, an increase of $901 million or 7% from 1996, (9% excluding the effect of foreign currency translation). Excluding net OREO benefits, expense was up 8% from 1996. The increases were principally related to business activities in the emerging markets, a 12% increase from 1996, while adjusted expense in the developed markets was up 6%. Total operating expense for 1996 of $12.2 billion was up $1.1 billion or 10% from 1995, 9% excluding net OREO benefits.

Employee Expense

Employee expense was $6.6 billion in 1997, up $373 million or 6% from 1996. The expense growth primarily reflected salary increases, higher staff levels related to volume growth and business expansion in the emerging markets, and higher incentive compensation. Staff levels of 93,700 at December 31, 1997 were up 4,300 or 5% from a year-ago, including an increase of 2,400 or 7% in the emerging markets.

      Employee expense in 1996 of $6.2 billion was up $518 million or 9% from 1995, also reflecting business expansion, higher staff levels, and higher performance-based compensation.

Net Premises and Equipment Expense

Net premises and equipment expense was $2.0 billion in 1997, up $118 million or 6% from 1996. The increase primarily resulted from growth in the emerging markets businesses and the upgrading of branches in all regions to the Citibanking standard.

      Similarly, 1996 net premises and equipment expense of $1.8 billion was up $145 million or 9% from 1995.

Restructuring Charge

During 1997, Citicorp recorded an $889 million charge related to cost-management programs and customer service initiatives to improve operational efficiency and productivity. These programs, which will be implemented over the next 12 to 15 months, include global operations and technology consolidation and standardization, the reconfiguration of front-end distribution processes, and the outsourcing of various technological functions. Overall, these programs are estimated to achieve pay-back within two years.

      The charge included $496 million for severance benefits and $393 million related to writedowns of equipment and premises which management has committed to dispose of, lease terminations, and other exit costs. These programs are expected to be substantially completed by the end of 1998. Additional program costs that did not qualify for recognition in the charge will be expensed as incurred in the implementation of these programs over the next 12 to 15 months, but are not expected to be material. A portion of the expense savings generated by these programs will be reinvested in new products, marketing programs, and additional cost and quality initiatives to further increase revenues and reduce costs.

      The $496 million for severance benefits related to approximately 9,000 positions that will be reduced. It is estimated that about 1,500 new positions will be added as part of this program, resulting in a net program reduction of about 7,500 jobs.

      Of the total $889 million restructuring charge, approximately $245 million of premises and equipment writedowns were recognized during 1997, based on estimated fair values, and $39 million of reserves were utilized, primarily for severance and related costs. Approximately 650 gross direct staff reductions occurred during the 1997 fourth quarter. The remaining reserve represents a liability for future cash outflows associated with employee severance benefits, lease termination costs, and other exit costs. Citicorp does not expect that the payment of these amounts will have a significant effect on its liquidity or financial position. See Note 9 to the consolidated financial statements for additional details regarding the restructuring charge.

Other Expense

Other expense was $4.5 billion in 1997, up $410 million or 10% from 1996. The increase primarily reflected business expansion and investment spending to build the franchise in the emerging markets; increased spending on technology in all markets to improve and enhance customer service delivery mechanisms and improve the efficiency and quality of various operating systems; costs associated with enhanced target marketing initiatives and additional strategic product development; and general expenses which resulted from volume increases in all businesses.

      Other expense was $4.1 billion in 1996, up $432 million or 12% from 1995. The increase primarily reflected business expansion in the emerging markets, investment in operational and technological infrastructure, and reengineering efforts. The expense growth was also attributed to higher volumes and account growth in the Cards, Citibanking, and transaction services businesses, as well as lower Global Corporate Banking net OREO benefits.

      Citicorp recognizes that the arrival of the Year 2000 poses a unique worldwide challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000 and, like other companies, has assessed and is repairing its computer applications and business processes to provide for their continued functionality. An assessment of the readiness of external entities which it interfaces with, such as vendors, counterparties, customers, payment systems, and others, is ongoing.

      Citicorp expects that the principal costs will be those associated with the remediation and testing of its computer applications. This effort is under way across the corporation, and is following a process of inventory, scoping and analysis, modification, testing and certification, and implementation. A major portion of these costs will be met from existing resources through a reprioritization of technology development initiatives, with the remainder representing incremental costs.

      Citicorp does not anticipate that the related overall costs will be material to any single year. In total, Citicorp's global operations and technology organization estimates that its costs for the remediation and testing of computer applications will amount to approximately $600 million over the three-year period from 1997 through 1999, of which approximately $150 million was incurred in 1997.

      In addition, work is under way to prepare for the coming European monetary union, costs of which are also not expected to be material.

INCOME TAXES

Income tax expense for 1997 was $2.1 billion, compared with $2.3 billion in 1996 and $2.1 billion in 1995, representing effective tax rates of 37% in 1997 and 38% in both 1996 and 1995. See Note 10 to the consolidated financial statements for further details.

      On August 5, 1997, the Taxpayer Relief Act of 1997 was signed into law. The corporate tax provisions under the new law did not have a material impact on 1997 results, and are not expected to have a material impact on future liquidity or net income.

EFFECT OF CREDIT CARD SECURITIZATION ACTIVITY

The initial and ongoing effects of adopting SFAS No. 125 in 1997 did not result in a change in the income recognition policies for credit card securitization activity due to immateriality. As a result, the securitization of credit card receivables does not affect the earnings reported for each period. Revenue on securitized receivables is recorded monthly as realized over the term of each securitization transaction, which may range up to 12 years. The revolving nature of the receivables sold and the monthly recognition of revenue result in a pattern of recognition that is similar to the pattern that would be experienced if the receivables had not been sold. However, because securitization changes Citicorp's involvement from that of a lender to that of a loan servicer, it removes the receivables from Citicorp's balance sheet and affects the manner in which revenue and the provision for credit losses are classified in the income statement. For securitized receivables, amounts that would otherwise be reported as net interest revenue, as fee and commission revenue, and as credit losses on loans are instead reported as fee and commission revenue (for servicing fees) and as other revenue (for the remaining cash flows to which Citicorp is entitled, which are net of credit losses). Because credit losses are a component of these cash flows, Citicorp's revenues over the terms of these transactions may vary depending upon the credit performance of the securitized receivables. However, Citicorp's exposure to credit losses on the securitized receivables is contractually limited to these cash flows. In addition, commencing in 1997, net credit losses on credit card receivables held for sale are reported as a reduction of other revenue rather than included in the provision for credit losses.

      During 1997, $7.6 billion of U.S. credit card receivables were sold, compared with $5.3 billion and $8.9 billion during 1996 and 1995. The total credit card receivables securitized, net of amortization as of December 31, 1997, were $26.8 billion, compared with $25.2 billion and $25.5 billion as of December 31, 1996 and 1995. The following table shows the net effect of credit card securitization activity as an increase or (decrease) to the amounts reported in the Consolidated Statement of Income and Average Balance Sheet, and under the captions of Return on Assets, Net Interest Margin, and Consumer Net Credit Loss Ratio.

In Millions of Dollars                 1997     1996      1995
----------------------------------------------------------------
Net Interest Revenue                $(2,369) $(2,448)  $(2,010)
Fee and Commission Revenue               97      149       105
Other Revenue                           559      907       988
Provision for Credit Losses          (1,713)  (1,392)     (917)
----------------------------------------------------------------
Net Income Effect of
  Securitization Activity                $0       $0        $0
----------------------------------------------------------------
Average Assets (In Billions)        $   (25) $   (26)  $   (24)
Return on Assets                       0.10%    0.12%     0.11%
Net Interest Margin                   (0.44%)  (0.47%)   (0.38%)
Consumer Net Credit Loss Ratio        (0.92%)  (0.73%)   (0.44%%
----------------------------------------------------------------

      The effect of securitization on net interest revenue and the provision for credit losses in 1997 compared with 1996 reflected lower average securitized volumes and higher loss ratios, while the effect in 1996 compared with 1995 reflected wider spreads and higher loss ratios.

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

      The management of Citicorp is also responsible for establishing and maintaining effective internal control and procedures for financial reporting and safeguarding of assets. There are inherent limitations in the effectiveness of any system of internal control, and accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Management assessed Citicorp's internal control and procedures for financial reporting and safeguarding of assets as of December 31, 1997, based on recognized criteria for effective internal control. Based on this assessment, management believes that Citicorp maintained effective internal control and procedures for financial reporting and safeguarding of assets as of December 31, 1997.

      The accounting policies and internal control are under the general oversight of the Citicorp and Citibank Boards of Directors, acting through the Audit Committees described on page 93. The committees are composed entirely of directors who are not officers or employees of Citicorp. The Chief Auditor of Citicorp, who reports directly to the Board of Directors, conducts an extensive program of audits and business risk reviews worldwide. In addition, KPMG Peat Marwick LLP, independent auditors, are engaged to audit our financial statements.

      KPMG Peat Marwick LLP obtain and maintain an understanding of Citicorp's internal control and procedures for financial reporting and conduct such tests and other auditing procedures as they consider necessary in the circumstances to express the opinion in their report that follows. KPMG Peat Marwick LLP have free access to the Audit Committees, with no members of management present, to discuss their audit and their findings as to the integrity of Citicorp's financial reporting and the adequacy of internal control described above.


/s/ John S. Reed

    John S. Reed
    Chairman


/s/ Thomas E. Jones

    Thomas E. Jones
    Executive Vice President

REPORT OF INDEPENDENT AUDITORS

[Logo] KPMG Peat Marwick LLP

Certified Public Accountants

The Board of Directors and Stockholders of Citicorp:

We have audited the accompanying consolidated balance sheets of Citicorp and subsidiaries as of December 31, 1997 and 1996, the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, and the related consolidated balance sheets of Citibank, N.A. and subsidiaries as of December 31, 1997 and 1996. These financial statements are the responsibility of Citicorp management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citicorp and subsidiaries as of December 31, 1997 and 1996, the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, and the financial position of Citibank, N.A. and subsidiaries as of December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP

New York, New York
January 20, 1998

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME
                                                                             Citicorp and Subsidiaries
In Millions of Dollars Except Per Share Amounts                              1997      1996       1995
--------------------------------------------------------------------------------------------------------
Interest Revenue
Loans, including Fees                                                     $18,967   $18,509    $17,808
Deposits with Banks                                                           995       858        770
Federal Funds Sold and Securities Purchased Under Resale Agreements           872       902      1,056
Securities, including Dividends (Note 1)                                    2,197     1,770      1,544
Trading Account Assets                                                      1,012     1,310      1,785
Loans Held For Sale (Note 1)                                                  440        --         --
                                                                          -------   -------    -------
                                                                           24,483    23,349     22,963
                                                                          -------   -------    -------
Interest Expense
Deposits                                                                    9,613     8,974      8,902
Trading Account Liabilities                                                   310       313        300
Purchased Funds and Other Borrowings (Note 1)                               1,814     1,775      2,379
Long-Term Debt (Note 1)                                                     1,344     1,347      1,431
                                                                          -------   -------    -------
                                                                           13,081    12,409     13,012
                                                                           ------    ------     ------
Net Interest Revenue                                                       11,402    10,940      9,951
                                                                           ------    ------    -------

Provision for Credit Losses (Note 1)                                        1,907     1,926      1,991
                                                                          -------   -------    -------

Net Interest Revenue after Provision for Credit Losses                      9,495     9,014      7,960
                                                                          -------   -------    -------
Fees, Commissions, and Other Revenue
Fees and Commissions (Note 7)                                               5,817     5,469      5,165
Foreign Exchange                                                            1,486       864      1,053
Trading Account                                                               241       637        559
Securities Transactions (Notes 1 and 10)                                      668       210        132
Other Revenue                                                               2,002     2,076      1,818
                                                                          -------   -------    -------
                                                                           10,214     9,256      8,727
                                                                           ------   -------    -------
Operating Expense
Salaries                                                                    5,286     4,880      4,445
Employee Benefits (Note 8)                                                  1,331     1,364      1,281
                                                                           ------    ------     ------
Total Employee Expense                                                      6,617     6,244      5,726
Net Premises and Equipment Expense (Notes 2 and 13)                         1,961     1,843      1,698
Restructuring Charge (Note 9)                                                 889        --         --
Other Expense                                                               4,520     4,110      3,678
                                                                          -------   -------    -------
                                                                           13,987    12,197     11,102
                                                                           ------    ------     ------
Income Before Taxes                                                         5,722     6,073      5,585

Income Taxes (Note 10)                                                      2,131     2,285      2,121
                                                                          -------   -------    -------

Net Income                                                                 $3,591    $3,788     $3,464
--------------------------------------------------------------------------------------------------------
Income Applicable to Common Stock                                          $3,451    $3,631     $3,126
                                                                          -------   -------    -------
Earnings Per Share (Note 11)
Basic                                                                      $ 7.53    $ 7.73     $ 7.60
                                                                          -------   -------    -------
Diluted                                                                    $ 7.33    $ 7.43     $ 6.50
--------------------------------------------------------------------------------------------------------

Accounting policies and explanatory notes on pages 61 through 81 form an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET
                                                                                          Citicorp and Subsidiaries
In Millions of Dollars                                                       December 31, 1997    December 31, 1996
--------------------------------------------------------------------------------------------------------------------
Assets
Cash and Due from Banks                                                                $8,585               $6,905
Deposits at Interest with Banks                                                        13,049               11,648
Securities, at Fair Value (Note 1)
  Available for Sale                                                                   30,762               26,062
  Venture Capital                                                                       2,599                2,124
Trading Account Assets (Note 1)                                                        40,356               30,785
Loans Held for Sale (Note 1)                                                            3,515                   --
Federal Funds Sold and Securities Purchased Under Resale Agreements                    10,233               11,133
Loans, Net (Note 1)
  Consumer                                                                            108,066              111,847
  Commercial                                                                           75,947               62,765
                                                                                     --------             --------
  Loans, Net of Unearned Income                                                       184,013              174,612
  Allowance for Credit Losses                                                          (5,816)              (5,503)
                                                                                     --------             --------
     Total Loans, Net                                                                 178,197              169,109
Customers' Acceptance Liability                                                         1,726                2,077
Premises and Equipment, Net (Note 2)                                                    4,474                4,667
Interest and Fees Receivable                                                            3,288                3,068
Other Assets (Notes 1, 3, 8, and 10)                                                   14,113               13,440
                                                                                     --------             --------
Total                                                                                $310,897             $281,018
                                                                                     --------             --------
--------------------------------------------------------------------------------------------------------------------

Liabilities
Non-Interest-Bearing Deposits in U.S. Offices                                        $ 16,901              $14,867
Interest-Bearing Deposits in U.S. Offices                                              40,361               40,254
Non-Interest-Bearing Deposits in Offices Outside the U.S.                               9,627                9,891
Interest-Bearing Deposits in Offices Outside the U.S.                                 132,232              119,943
                                                                                     --------             --------

   Total Deposits                                                                     199,121              184,955
Trading Account Liabilities (Note 1)                                                   30,986               22,003
Purchased Funds and Other Borrowings (Note 1)                                          21,231               18,191
Acceptances Outstanding                                                                 1,826                2,104
Accrued Taxes and Other Expense (Note 10)                                               6,464                5,992
Other Liabilities (Notes 8 and 9)                                                      10,288                8,201
Long-Term Debt (Note 1)                                                                19,785               18,850

Stockholders' Equity
Preferred Stock (Without par value) (Note 4)                                            1,903                2,078
Common Stock ($1.00 par value) (Note 5)                                                   506                  506
  Issued Shares: 506,298,235 in each period
Surplus                                                                                 6,501                6,595
Retained Earnings                                                                      16,789               14,303
Net Unrealized Gains-- Securities Available for Sale (Note 1)                             535                  676
Foreign Currency Translation                                                             (626)                (486)
Common Stock in Treasury, at Cost                                                      (4,412)              (2,950)
  Shares: 52,355,947 in 1997 and 43,081,217 in 1996
                                                                                     --------             --------
     Total Stockholders' Equity                                                        21,196               20,722
                                                                                     --------             --------
Total                                                                                $310,897             $281,018
                                                                                     --------             --------
--------------------------------------------------------------------------------------------------------------------

Accounting policies and explanatory notes on pages 61 through 81 form an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                                                          Citicorp and Subsidiaries
In Millions of Dollars                                                                                   1997       1996       1995
------------------------------------------------------------------------------------------------------------------------------------
Preferred Stock (without par value) (Note 4)
Balance at Beginning of Year                                                                         $  2,078   $  3,071   $  4,187
    Redemption of Perpetual Preferred Stock, Series 14                                                   (175)      --         --
    Conversion of Convertible Preferred Stock, Series 12                                                 --         (590)      --
    Conversions of Convertible Preferred Stock, Series 13                                                --         (403)      (257)
    Issuance of Stock                                                                                    --         --          400
    Redemptions of Conversion Preferred Stock, Series 15                                                 --         --       (1,134)
    Redemption and Retirement of Other Preferred Stock                                                   --         --         (125)
                                                                                                     --------   --------   --------
Balance at End of Year                                                                               $  1,903   $  2,078   $  3,071
                                                                                                     --------   --------   --------
------------------------------------------------------------------------------------------------------------------------------------
Common Stock ($1.00 par value) (Note 5)
Balance at Beginning of Year--Shares: 506,298,235 in 1997, 461,319,265  in 1996, and
420,589,459 in 1995                                                                                  $    506   $    461   $    421
    Issuance of 36,875,000 Shares on Conversion of Convertible Preferred Stock, Series 12                --           37       --
    Issuance of 6,535,926 Shares on Conversions of Convertible Preferred Stock, Series 13                --         --            6
    Issuance of 21,146,076 Shares on Redemptions of Conversion Preferred Stock, Series 15                --         --           21
    Issuance of Stock under Dividend Reinvestment and Common Stock Purchase Plan
      Shares: 7,882 in 1996, and 1,138,166 in 1995                                                       --         --            1
    Issuance of Stock under  Employee Benefit Plans (Note 8)
      Shares: 8,096,088 in 1996, and 11,909,638 in 1995                                                  --            8         12
                                                                                                     --------   --------   --------
Balance at End of Year--Shares: 506,298,235 in 1997 and in 1996, and 461,319,265 in 1995             $    506   $    506   $    461
------------------------------------------------------------------------------------------------------------------------------------
Surplus
Balance at Beginning of Year                                                                         $  6,595   $  5,702   $  4,194
    Issuance of Stock under Dividend Reinvestment and Common Stock Purchase Plan                           15         12         53
    Issuance of Stock under Employee Benefit Plans and Related Tax Benefits (Notes 8 and 10)             (196)       209        405
    Amortization related to Employee Benefit Plans (Note 8)                                                87        119         96
    Issuance of Stock on Conversion of Convertible Preferred Stock, Series 12                             --         553        --
    Issuance of Stock on Conversions of Convertible Preferred Stock, Series 13                             --         --        115
    Issuance of Stock on Redemptions of Conversion Preferred Stock, Series 15                              --         --        855
    Preferred Stock Issuance Cost and Other Activity                                                       --         --        (16)
                                                                                                     --------   --------   --------
Balance at End of Year                                                                               $  6,501   $  6,595   $  5,702
------------------------------------------------------------------------------------------------------------------------------------
Retained Earnings
Balance at Beginning of Year                                                                         $ 14,303   $ 12,190   $  9,561
    Net Income                                                                                          3,591      3,788      3,464
    Cash Dividends Declared - Common (Note 5)                                                            (964)      (850)      (492)
    Cash Dividends Declared - Preferred (Note 4)                                                         (141)      (162)      (343)
    Adjustment for Treasury Shares Issued on  Conversions of Convertible
       Preferred Stock, Series 13                                                                          --       (663)        --
                                                                                                     --------   --------   --------
Balance at End of Year                                                                               $ 16,789   $ 14,303   $ 12,190
------------------------------------------------------------------------------------------------------------------------------------
Net Unrealized Gains - Securities Available for Sale (Note 1)
Balance at Beginning of Year                                                                         $    676   $    132   $    278
    Effect of Transfer from Securities Held to Maturity to Securities Available for Sale                  --         --        (260)
    Change in Net Unrealized Gains--Securities Available for Sale                                        (141)       544        114
                                                                                                     --------   --------   --------
Balance at End of Year                                                                               $    535   $    676   $    132
------------------------------------------------------------------------------------------------------------------------------------
Foreign Currency Translation
Balance at Beginning of Year                                                                         $   (486)  $   (437)  $   (471)
    Change in Foreign Currency Translation                                                               (140)       (49)        34
Balance at End of Year                                                                               $   (626)  $   (486)  $   (437)
------------------------------------------------------------------------------------------------------------------------------------
Common Stock in Treasury, at Cost
Balance at Beginning of Year--Shares: 43,081,217 in 1997, 34,030,205  in 1996, and
    25,508,610 in 1995                                                                               $ (2,950)  $ (1,538)  $   (401)
    Repurchase of 18,836,904 Shares in 1997, 36,121,889 Shares in 1996 and 23,060,373
     Shares in 1995                                                                                    (2,259)    (3,075)    (1,526)
    Delivery of 22,077,369  Shares in 1996 and 7,550,978 Shares in 1995
      on Conversions of Convertible Preferred Stock, Series 13                                           --        1,066        136
    Delivery of 6,399,064 Shares on Redemptions of Conversion Preferred Stock, Series 15                 --         --          258
    Other Transactions, including issuances under Employee Benefit Plans (Note 8)
      Shares: (9,562,174) in 1997, (4,993,508)  in 1996, and (588,736) in 1995                            797        597         (5)
                                                                                                     --------   --------   --------
Balance at End of Year--Shares: 52,355,947 in 1997, 43,081,217 in 1996, and 34,030,205 in 1995       $ (4,412)  $ (2,950)  $ (1,538)
------------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity
Balance at Beginning of Year                                                                         $ 20,722   $ 19,581   $ 17,769
    Changes During the Year, Net                                                                          474      1,141      1,812
                                                                                                     --------   --------   --------
Balance at End of Year                                                                               $ 21,196   $ 20,722   $ 19,581
------------------------------------------------------------------------------------------------------------------------------------

Accounting policies and explanatory notes on pages 61 through 81 form an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                                Citicorp and
                                                                                                Subsidiaries
In Millions of Dollars                                                              1997      1996       1995
---------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net Income                                                                        $3,591    $3,788     $3,464
                                                                                 -------   -------    -------
Adjustments to Reconcile Net Income to Net Cash Provided by
 Operating Activities:
  Provision for Credit Losses                                                      1,907     1,926      1,991
  Depreciation and Amortization of Premises and Equipment                            758       706        636
  Amortization of Goodwill                                                            39        46         49
  Provision for Deferred Taxes                                                      (884)      425        (70)
  Restructuring Charge                                                               889        --         --
  Venture Capital Activity                                                          (475)     (270)       155
  Net Gain on Sale of Securities                                                    (668)     (210)      (132)
  Changes in Accruals and Other, Net                                               3,460    (2,604)     2,387
  Net  Increase in Loans Held for Sale                                            (2,402)       --         --
  Net (Increase) Decrease in Trading Account Assets                               (9,571)    1,308      6,782
  Net Increase (Decrease) in Trading Account Liabilities                           8,983     3,729     (4,108)
                                                                                 -------   -------    -------
Total Adjustments                                                                  2,036     5,056      7,690
                                                                                 -------   -------    -------
Net Cash Provided by Operating Activities                                          5,627     8,844     11,154
                                                                                 -------   -------    -------
Cash Flows from Investing Activities
Net Increase in Deposits at Interest with Banks                                   (1,401)   (2,620)    (2,166)
Securities--Available for Sale
  Purchases                                                                      (52,775)  (39,743)   (21,198)
  Proceeds from Sales                                                             27,974    16,145      9,495
  Maturities                                                                      19,339    16,662     11,853
Securities--Held to Maturity
  Purchases                                                                           --        --     (6,852)
  Maturities                                                                          --        --      7,149
Net Decrease (Increase) in Federal Funds Sold and Securities
  Purchased Under Resale Agreements                                                  900    (3,020)    (1,118)
Net Increase in Loans                                                           (116,989) (120,950)  (107,853)
Proceeds from Sales of Loans and Credit Card Receivables                         103,705   109,621     92,884
Capital Expenditures on Premises and Equipment                                    (1,239)   (1,392)    (1,189)
Proceeds from Sales of Premises and Equipment, Subsidiaries
  and Affiliates, and Other Real Estate Owned ("OREO")                             1,157     1,360      1,468
                                                                                 -------   -------    -------
Net Cash Used in Investing Activities                                            (19,329)  (23,937)   (17,527)
                                                                                 -------   -------    -------
Cash Flows from Financing Activities
Net Increase in Deposits                                                          14,166    17,824     11,405
Net Increase (Decrease) in Federal Funds Purchased
  and Securities Sold Under Repurchase Agreements                                  1,187     2,091     (4,193)
Commercial Paper and Funds Borrowed
  with Original Maturities of Less Than One Year
    Proceeds from Issuance                                                       785,725   643,923    514,298
    Repayment                                                                   (782,955) (644,235)  (514,656)
Proceeds from Issuance of Long-Term Debt                                           6,821     4,627      4,669
Repayment of Long-Term Debt                                                       (5,769)   (4,241)    (4,150)
Proceeds from Issuance of Preferred Stock                                             --        --        390
Redemption of Preferred Stock                                                       (175)       --       (125)
Proceeds from Issuance of Common Stock                                               434       537        416
Treasury Stock Repurchases                                                        (2,259)   (3,069)    (1,531)
Dividends Paid                                                                    (1,105)   (1,012)      (835)
                                                                                 -------   -------    -------
Net Cash Provided by Financing Activities                                         16,070    16,445      5,688
                                                                                 -------   -------    -------
Effect of Exchange Rate Changes on Cash and Due from Banks                          (688)     (170)       (62)
                                                                                 -------   -------    -------
Net Increase (Decrease) in Cash and Due from Banks                                 1,680     1,182       (747)
Cash and Due from Banks at Beginning of Year                                       6,905     5,723      6,470
                                                                                 -------   -------    -------
Cash and Due from Banks at End of Year                                            $8,585    $6,905     $5,723
---------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Year for:
  Interest                                                                       $11,578   $11,373    $12,037
  Income Taxes                                                                     2,358     1,888      1,723
Non-Cash Investing Activities
Transfers from Loans to OREO and Assets Pending Disposition                          336       632        730
---------------------------------------------------------------------------------------------------------------

Accounting policies and explanatory notes on pages 61 through 81 form an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET
                                                                               Citibank, N.A. and Subsidiaries
In Millions of Dollars                                                   December 31, 1997    December 31, 1996
----------------------------------------------------------------------------------------------------------------
Assets
Cash and Due from Banks                                                            $7,788               $5,947
Deposits at Interest with Banks                                                    14,245               12,822
Securities, at Fair Value
  Available for Sale                                                               26,749               21,784
  Venture Capital                                                                   2,202                1,774
Trading Account Assets                                                             36,106               27,259
Federal Funds Sold and Securities Purchased Under Resale Agreements                 9,776                8,181
Loans (Net of unearned income of $864 in 1997 and $1,030 in 1996)                 153,670              143,984
Allowance for Credit Losses                                                        (4,264)              (4,382)
                                                                               ----------           ----------
  Loans, Net                                                                      149,406              139,602
Customers' Acceptance Liability                                                     1,726                2,077
Premises and Equipment, Net                                                         3,338                3,538
Interest and Fees Receivable                                                        2,441                2,121
Other Assets                                                                        8,723                8,134
                                                                                ---------            ---------
Total                                                                            $262,500             $233,239
----------------------------------------------------------------------------------------------------------------
Liabilities
Non-Interest-Bearing Deposits in U.S. Offices                                    $ 13,538              $12,826
Interest-Bearing Deposits in U.S. Offices                                          24,932               23,977
Non-Interest-Bearing Deposits in Offices Outside the U.S.                           9,394                9,605
Interest-Bearing Deposits in Offices Outside the U.S.                             130,705              118,228
                                                                                ---------            ---------
  Total Deposits                                                                  178,569              164,636
Trading Account Liabilities                                                        27,811               20,795
Purchased Funds and Other Borrowings                                               16,334               12,334
Acceptances Outstanding                                                             1,826                2,104
Accrued Taxes and Other Expense                                                     4,003                3,588
Other Liabilities                                                                   6,862                4,104
Long-Term Debt and Subordinated Notes                                               9,927                9,380

Stockholder's Equity (Note 15)
Capital Stock ($20.00 par value)                                                      751                  751
  Outstanding Shares: 37,534,553 in  1997 and 1996
Surplus                                                                             7,453                7,120
Retained Earnings                                                                   9,318                8,426
Net Unrealized Gains--Securities Available for Sale                                   345                  588
Foreign Currency Translation                                                         (699)                (587)
                                                                               ----------           ----------
  Total Stockholder's Equity                                                       17,168               16,298
                                                                               ----------           ----------
Total                                                                            $262,500             $233,239
----------------------------------------------------------------------------------------------------------------

Accounting policies and explanatory notes on pages 61 through 81 form an integral part of the financial statements.

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

      Trading account activities also include derivative and foreign exchange products. Derivative trading positions are carried at fair value, with realized and unrealized gains and losses included in trading account revenue. Foreign exchange trading positions are valued at prevailing market rates on a present value basis, and the resulting gains and losses are included in foreign exchange revenue. For other than short-term derivative and foreign exchange contracts, Citicorp defers, at the inception of each contract, an appropriate portion of the initial market value attributable to ongoing costs, such as servicing and credit considerations, and amortizes this amount into trading account or foreign exchange revenue over the life of the contract. The recognition of unrealized gains on these contracts is subject to management's assessment as to collectibility.

      Revaluation gains (losses) on derivative and foreign exchange contracts are reported gross in trading account assets (liabilities), reduced by the effects of qualifying netting agreements with counterparties.

RISK MANAGEMENT ACTIVITIES

Citicorp manages its exposures to market rate movements outside of its trading activities by modifying the asset and liability mix, either directly or through the use of derivative financial products including interest rate swaps, futures, forwards, and purchased option positions such as interest rate caps, floors, and collars. These end-user derivative contracts include qualifying hedges and qualifying positions that modify the interest rate characteristics of specified financial instruments. Derivative instruments not qualifying as end-user positions are treated as trading positions and carried at fair value.

      To qualify as a hedge, the swap, futures, forward, or purchased option position must be designated as a hedge and effective in reducing the market risk of an existing asset, liability, firm commitment, or identified anticipated transaction which is probable to occur.

      To qualify as a position modifying the interest rate characteristics of an instrument, there must be a documented and approved objective to synthetically alter the market risk characteristics of an existing asset, liability, firm commitment or identified anticipated transaction which is probable to occur, and the swap, forward or purchased option position must be designated as such a position and effective in accomplishing the underlying objective.

      The foregoing criteria are applied on a decentralized basis, consistent with the level at which market risk is managed, but are subject to various limits and controls. The underlying assets, liability, firm commitment or anticipated transaction may be an individual item or a portfolio of similar items.

   The effectiveness of these contracts is evaluated on an initial and ongoing basis using quantitative measures of correlation. If a contract is found to be ineffective, it no longer qualifies as an end-user position and any excess gains and losses attributable to such ineffectiveness as well as subsequent changes in fair value are recognized in earnings.

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

LOANS

The consumer loan category represents loans managed by Citicorp's Global Consumer businesses. Consumer loans are generally written off not later than a predetermined number of days past due on a contractual basis, or earlier in the event of bankruptcy. The number of days is set at an appropriate level by loan product and by country. The policy for suspending accruals of interest on consumer loans varies depending on the terms, security and loan loss experience characteristics of each product, and in consideration of write-off criteria in place.

      The commercial loan category represents loans managed by Citicorp's Global Corporate Banking businesses. Commercial loans are identified as impaired and placed on a cash (nonaccrual) basis when it is determined that the payment of interest or principal is doubtful of collection, or when interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection. Any interest accrued is reversed and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt regarding the ultimate collectibility of principal, all cash receipts are thereafter applied to reduce the recorded investment in the loan. Impaired commercial loans are written down to the extent that principal is judged to be uncollectible. Impaired collateral-dependent loans where repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment are written down to the lower of cost or collateral value. Cash-basis loans are returned to an accrual status when all contractual principal and interest amounts are reasonably assured of repayment and there is a sustained period of repayment performance in accordance with the contractual terms.

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

AGGREGATE ALLOWANCE FOR CREDIT LOSSES

Commencing in 1997, Citicorp changed the apportionment and display of the aggregate allowance for credit losses into three components. The portion attributable to loans and loan commitments is reported as a deduction from loans; the portion attributable to standby letters of credit and guarantees is reported in other liabilities; and the portion attributable to derivative and foreign exchange contracts is reported as a deduction from trading account assets. Also during 1997, amounts that had previously been attributed to credit card securitization transactions where the exposure to credit losses is contractually limited to the cash flows from the securitized receivables were restored to the portion of the allowance deducted from loans. Prior period amounts were not reclassified for these items. The entire allowance is available to absorb credit losses from activities involving the extension of credit.

      Additions to the allowance are made by means of the provision for credit losses charged to expense. Credit losses are deducted from the allowance, and subsequent recoveries are added. Securities received in exchange for loan claims in debt restructurings are initially recorded at fair value, with any gain or loss reflected as a recovery or charge-off to the allowance, and are subsequently accounted for as securities available for sale. The amount of the provision is determined based on management's assessment of actual past and expected future net credit losses, business and economic conditions, the character, quality and performance of the portfolios, and other pertinent indicators. This evaluation encompasses all activities involving the extension of credit and also includes an assessment of the ability of borrowers with foreign currency obligations to obtain the foreign exchange necessary for orderly debt servicing. The resulting allowance is deemed adequate to absorb all probable credit losses inherent in the portfolio.

      Impairment of larger-balance, non-homogenous loans is measured by comparing the net carrying amount of the loan to the present value of the expected future cash flows discounted at the loan's effective rate, the secondary market value of the loan, or the fair value of the collateral for collateral-dependent loans. A valuation allowance is established if necessary within the portion of the allowance deducted from loans. Smaller balance, homogenous loans, including consumer mortgage, installment, revolving credit and most other consumer loans, are collectively evaluated for impairment.

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

SECURITIZATION OF CREDIT CARD RECEIVABLES

The initial and ongoing effects of adopting Statement of Financial Accounting Standards ("SFAS") No. 125 during 1997 did not result in a change in the income recognition policies for credit card securitization activity due to immateriality. Revenue from securitized credit card receivables is recorded monthly as realized over the term of each securitization transaction. The revolving nature of the receivables sold and the monthly recognition of revenue result in a pattern of recognition that is similar to the pattern that would be experienced if the receivables had not been securitized.

      Because securitization changes Citicorp's involvement from that of a lender to that of a loan servicer, it causes the receivables to be removed from the balance sheet and affects the manner in which the amounts are classified in the statement of income. For securitized receivables, amounts that would otherwise be reported as net interest revenue, as fee and commission revenue, and as credit losses on loans are instead reported as fee and commission revenue (for servicing fees) and as other revenue (for the remaining cash flows to which Citicorp is entitled, net of credit losses). Citicorp's exposure to credit losses on the securitized receivables is contractually limited to these cash flows.

EARNINGS PER SHARE

In the fourth quarter of 1997, Citicorp adopted SFAS No. 128, Earnings per Share ("SFAS No. 128"), which establishes new standards for computing and presenting earnings per share. As required by the standard, all prior-period earnings per share data have been restated.

      Under SFAS No. 128, basic earnings per share excludes dilution and is computed by dividing income applicable to common stock (net income after deducting preferred stock dividends) by the weighted-average number of common shares outstanding for the period.

      Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or otherwise resulted in the issuance of common stock, and is computed similarly to "fully diluted" earnings per share that was reported under previous accounting standards. Under the new rules, computations of dilutive effects are based upon the average market price of the common stock during the reported period, while under the old rules the end of period market price would be used if more dilutive.

      Citicorp's diluted earnings per share reflects any dilutive effects of stock options, stock purchase agreements, conversion preferred stock, convertible preferred stock, forward purchase contracts on common stock, and shares issuable under deferred stock awards.

      The dilutive effects of stock options and stock purchase agreements are computed using the treasury-stock method. Prior to redemption or conversion into common shares, Conversion Preferred Stock, Series 15 and convertible preferred stock are included in the diluted computation, using the if-converted method, if dilutive. Shares deliverable under forward purchase contracts on Citicorp common stock (see Note 5) are included to the extent that the forward price exceeds the market price of the common stock. Shares receivable by Citicorp under forward contracts are not deducted from the number of shares used in the computation until the final number of shares to be received has been determined. Shares issuable under deferred stock awards are included in the computation and the amount of after-tax dividend equivalents on shares issuable is added back to income applicable to common stock.

CASH FLOWS

Cash flows from risk management activities are classified in the same category as the related assets and liabilities. Cash equivalents are defined as those amounts included in cash and due from banks.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. FINANCIAL INSTRUMENTS

Citicorp provides a wide variety of financial instruments as products to its customers, and it also uses these instruments in connection with its own activities. Following are explanatory notes regarding financial assets and liabilities, off-balance sheet financial instruments, credit loss reserves, concentrations of credit risk, and the estimated fair value of financial instruments. Collateral requirements are made on a case-by-case evaluation of each customer and product, and may include cash, securities, receivables, real estate, and other assets.

A. Financial Assets and Liabilities

Loans

In Millions of Dollars
at Year-End                                 1997           1996
-----------------------------------------------------------------
Consumer
In U.S. Offices
Mortgage and Real Estate (1)(2)(3)       $22,599        $23,421
Installment, Revolving Credit,
  and Other (1)                           35,747         36,285
                                       ---------     ----------
                                          58,346         59,706
-----------------------------------------------------------------
In Offices Outside the U.S.
Mortgage and Real Estate (2) (4)          17,685         18,379
Installment, Revolving Credit,            32,179         33,905
and Other
Lease Financing                              544            754
                                     -----------    ------------
                                          50,408         53,038
-----------------------------------------------------------------
                                         108,754        112,744
Unearned Income                             (688)          (897)
                                     -----------    ------------
Consumer Loans - Net of Unearned
   Income                               $108,066       $111,847
-----------------------------------------------------------------

Commercial
In U.S. Offices
Commercial and Industrial (5)            $11,234         $8,747
Mortgage and Real Estate (2)               2,398          2,977
Loans to Financial Institutions              371          1,035
Lease Financing                            3,087          3,017
                                      ----------     ----------
                                          17,090         15,776
-----------------------------------------------------------------
In Offices Outside the U.S.
Commercial and Industrial (5)             47,417         36,901
Mortgage and Real Estate (2)               1,651          1,815
Loans to Financial Institutions            6,480          4,837
Governments and Official                   2,376          2,252
Institutions
Lease Financing                            1,092          1,294
                                      ----------    -----------
                                          59,016         47,099
-----------------------------------------------------------------
                                          76,106         62,875
Unearned Income                             (159)          (110)
                                     -----------   ------------
Commercial Loans - Net of
   Unearned Income                       $75,947        $62,765
-----------------------------------------------------------------

(1) Commencing in 1997, Citicorp classifies credit card and mortgage loans intended for sale as loans held for sale. In 1996, includes $1.1 billion of mortgage loans held for sale carried at the lower of aggregate cost or market value.
(2)   Loans secured primarily by real estate.
(3) Includes $3.4 billion in 1997 and $3.8 billion in 1996 of commercial real estate loans related to community banking and private banking activities.
(4) Includes $2.3 billion in 1997 and $2.7 billion in 1996 of loans secured by commercial real estate.
(5)   Includes loans not otherwise separately categorized.

The following table presents information about impaired loans. Impaired loans are those on which Citicorp believes it is not probable that it will be able to collect all amounts due according to the contractual terms of the loan, excluding smaller-balance homogeneous loans that are evaluated collectively for impairment, and are carried on a cash basis:

In Millions of Dollars at Year-End          1997           1996
-----------------------------------------------------------------
Impaired Commercial Loans                 $  971         $  868
Other Impaired Loans(1)                      241            360
                                        --------       --------
Total Impaired Loans(2)                   $1,212         $1,228
-----------------------------------------------------------------
Impaired Loans with Valuation
  Allowances                              $   98         $  186
Total Valuation Allowances(3)                 16             32
-----------------------------------------------------------------
During the Year:
  Average Balance of Impaired
    Loans                                 $1,188         $1,657
  Interest Income Recognized on
    Impaired Loans                            62            116
-----------------------------------------------------------------

(1) Primarily commercial real estate loans related to community and private banking activities.
(2) At year-end 1997, approximately 39% of these loans were measured for impairment using the fair value of the collateral, with the remaining 61% measured using the present value of the expected future cash flows, discounted at the loan's effective interest rate, compared with approximately 44% and 56%, respectively, at year-end 1996.
(3)   Included in the allowance for credit losses.

Securities

                                                                                  1997                                         1996
                                             ------------------------------------------   ------------------------------------------
                                                            Gross     Gross                              Gross       Gross
                                             Amortized Unrealized Unrealized      Fair     Amortized Unrealized Unrealized     Fair
In Millions of Dollars at Year-End                Cost      Gains    Losses      Value          Cost     Gains      Losses    Value
------------------------------------------------------------------------------------------------------------------------------------
Securities Available for Sale
U.S. Treasury and Federal Agency                $4,031       $58        $ 2   $ 4,087        $4,048        $46        $5     $4,089
State and Municipal                              2,616       206        115     2,707         2,327        133        55      2,405
Foreign Government                              18,106       826        262    18,670        14,056      1,062       180     14,938
U.S. Corporate                                   1,809       157        101     1,865         1,586         67        65      1,588
Other Debt Securities                            1,198        10         79     1,129         1,129         11        11      1,129
Equity Securities(1)                             2,131       235         62     2,304         1,870        119        76      1,913
                                               -------    ------       ----   -------       -------     ------      ----    -------
                                               $29,891    $1,492       $621   $30,762       $25,016     $1,438      $392    $26,062
                                               -------    ------       ----   -------       -------     ------      ----    -------
------------------------------------------------------------------------------------------------------------------------------------
Venture Capital                                                               $ 2,599                                        $2,124
------------------------------------------------------------------------------------------------------------------------------------
Securities Available for Sale Include:
  Mortgage-Backed Securities                   $ 1,091    $   12       $  2   $ 1,101        $1,064     $    7      $  3     $1,068
  Government of Brazil Brady Bonds               1,436       612         --     2,048         1,463        872        --      2,335
  Government of Venezuela Brady Bonds              535        --         55       480           563         --        81        482
------------------------------------------------------------------------------------------------------------------------------------

(1)Includes non-marketable equity securities carried at cost which are reported in both the amortized cost and fair value columns. The amortized cost of non-marketable equity securities was $1,112 million and $896 million, and the estimated fair value was $1,172 million and $929 million at December 31, 1997 and 1996, respectively.

Not included in the table above are securities available for sale held by unconsolidated affiliates carried on the equity method of accounting. At December 31, 1997 and 1996, the gross unrealized gains related to these securities were $19 million and $9 million, respectively, and gross unrealized losses were $8 million and $4 million, respectively, which are included in the net unrealized gains--securities available for sale component of stockholders' equity, net of applicable taxes.

      The accompanying table shows components of interest and dividends on securities, net gains from sales of securities available for sale, and net gains on investments held by venture capital subsidiaries.

In Millions of Dollars                  1997     1996      1995
-----------------------------------------------------------------
Taxable Interest                      $1,966   $1,600    $1,391
Interest Exempt from U.S. Federal
  Income Tax                             136       87        89
Dividends                                 95       83        64
-----------------------------------------------------------------
Gross Realized Securities Gains        $ 754    $ 261     $ 177
Gross Realized Securities Losses          86       51        45
-----------------------------------------------------------------
Net Realized and Unrealized
Venture Capital Gains                   $749    $ 450     $ 390
   Which Included:
     Gross Unrealized Gains              612      416       487
     Gross Unrealized Losses              82      150       300
-----------------------------------------------------------------

      The following table presents the amortized cost, fair value, and average yield on amortized cost of debt securities available for sale by contractual maturity dates as of December 31, 1997:

                                    Amortized     Fair
In Millions of Dollars                  Cost     Value     Yield
-----------------------------------------------------------------
U.S. Treasury and Federal
  Agency
Due Within 1 Year                     $1,787   $1,786      5.29%
After 1 but Within 5 Years             1,194    1,240      6.70
After 5 but Within 10 Years              208      174      6.16
After 10 Years(1)                        842      887      7.28
                                     -------  -------
Total                                 $4,031   $4,087      6.16
-----------------------------------------------------------------
State and Municipal
Due Within 1 Year                     $   --    $  --     $  --%
After 1 but Within 5 Years                64       56      5.19
After 5 but Within 10 Years              719      733      5.70
After 10 Years(1)                      1,833    1,918      6.45
                                     -------  -------
Total                                 $2,616   $2,707      6.21
-----------------------------------------------------------------
All Other(2)
Due Within 1 Year                     $6,821   $6,770     11.61%
After 1 but Within 5 Years             7,733    7,677      6.82
After 5 but Within 10 Years            2,645    2,604      6.98
After 10 Years(1)                      3,914    4,613      8.41
                                     -------  -------
Total                                $21,113  $21,664      8.68
-----------------------------------------------------------------

(1) Securities with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.
(2) Includes foreign government, U.S. corporate, and other debt securities. Yields reflect the impact of local interest rates prevailing in countries outside the U.S.

Trading Account Assets and Liabilities

In Millions of Dollars at Year-End            1997         1996
----------------------------------------------------------------
Trading Account Assets
    U.S. Treasury and Federal Agency        $3,431      $ 2,560
    Securities
    State and Municipal Securities             108          123
    Foreign Government, Corporate
    and Other                               12,352       10,607
         Securities
    Derivative and Foreign Exchange
    Contracts (1)                           24,465       17,495
                                           -------      -------
                                           $40,356      $30,785
----------------------------------------------------------------
Trading Account Liabilities
    Securities Sold, Not Yet Purchased      $5,769       $4,036
    Derivative and Foreign Exchange         25,217       17,967
    Contracts (1)                          $30,986      $22,003
----------------------------------------------------------------

(1) Net of master netting agreements and securitization. In addition, the asset balance at December 31, 1997 is reduced by $50 million of credit loss reserves (see Credit Loss Reserves on page 69).

The average fair value of trading account assets during 1997 was $35.1 billion, including $20.3 billion relating to derivative and foreign exchange contracts, compared with $32.5 billion and $15.4 billion, respectively, during 1996. The average fair value of trading account liabilities during 1997 was $26.6 billion, including $21.6 billion relating to derivative and foreign exchange contracts, compared with $19.9 billion and $15.3 billion, respectively, during 1996.

      Deferred revenue on derivative and foreign exchange contracts, attributable to ongoing costs such as servicing and credit considerations, totaled $391 million and $310 million at December 31, 1997 and 1996, respectively, which is reported in Other Liabilities. Commitments to purchase when-issued securities were $3 million and $465 million at December 31, 1997 and 1996, respectively.

Purchased Funds and Other Borrowings (1)

In Millions of  Dollars
at Year-End                                  1997           1996
-----------------------------------------------------------------
Federal Funds Purchased and
Securities Sold
  under Repurchase Agreements             $11,182         $9,995
Commercial Paper Issued by
  Parent Company                            1,941            775
  The Student Loan Corporation                 --            463
    (80% owned)
Other Funds Borrowed                        8,108          6,958
                                          -------        -------
Total                                     $21,231        $18,191
-----------------------------------------------------------------
(1)   Original maturities of less than one year.

Long-Term Debt (1)
In Millions of Dollars
at Year-End                                      1997       1996
-----------------------------------------------------------------
                                    Various
                         Various   Floating
                      Fixed-Rate       Rate
                  Obligations(2) Obligations(2) Total      Total
-----------------------------------------------------------------
Parent Company
Due in 1997                $ --      $  --      $  --    $1,649
Due in 1998                 409        409        818     1,242
Due in 1999                 668        774      1,442     1,717
Due in 2000                 406      1,736      2,142     1,046
Due in 2001                 618        930      1,548       902
Due in 2002                 461      1,119      1,580       796
Due in 2003-2007          3,506      1,254      4,760     3,898
Due in 2008-2012          1,776        115      1,891     1,368
Due after 2012               61        357        418       545
                       ---------  --------   --------  --------
                          7,905(3)   6,694     14,599    13,163
                       ---------  --------   --------  --------

Subsidiaries(4)
Due in 1997                  --         --         --     1,524
Due in 1998                 999        346      1,345     1,843
Due in 1999                 615        119        734       741
Due in 2000                 455        104        559       398
Due in 2001                 220         89        309       362
Due in 2002                 889         77        966        78
Due in 2003-2007             68        208        276       246
Due in 2008-2012             43         88        131        94
Due after 2012              757        109        866       401
                       --------   --------    -------   -------
                          4,046      1,140      5,186     5,687
                       --------   --------    -------   -------
Total                   $11,951     $7,834    $19,785   $18,850
-----------------------------------------------------------------

(1) Original maturities of one year or more. Maturity distribution is based upon contractual maturities or earlier dates at which debt is repayable at the option of the holder, due to required mandatory sinking fund payments or due to call notices issued.
(2) Based on contractual terms. Repricing characteristics may be effectively modified from time to time using derivative contracts.
(3) All of the parent company long-term fixed rate obligations have been synthetically converted to floating rates by the use of derivative contracts (primarily swaps).
(4) Approximately 14% in 1997 and 5% in 1996 of subsidiary long-term debt was guaranteed by Citicorp, and of the debt not guaranteed by Citicorp, approximately 12% in 1997 and 35% in 1996 was secured by the assets of the subsidiary.

Long-term debt is denominated in various currencies with both fixed and floating interest rates, summarized below. Certain of the agreements under which long-term debt obligations were issued prohibit Citicorp, under certain conditions, from paying dividends in shares of Citibank capital stock and from creating encumbrances on such shares. Floating rates are determined periodically by formulas based on certain money market rates or, in certain instances, by minimum rates as specified in the governing agreements. A portion of Parent Company and subsidiary debt represents local currency borrowings where prevailing rates may vary significantly from rates in the United States.

                                       1997                        1996
----------------------------------------------   --------------------------
                                  Weighted-                    Weighted-
In %'s                      Range   Average(1)           Range   Average(1)
----------------------------------------------   --------------------------
Parent Company
Fixed rate (2)      2.42 to 10.60      7.42      2.42 to 10.50     7.32
Floating rate (3)   4.03 to  7.03      5.95      3.50 to  8.23     5.99

Subsidiaries (4)
Fixed rate          1.03 to 18.69      7.49      3.50 to 18.69     9.07
Floating rate       3.00 to 34.69     17.17      3.00 to 32.84    11.51
---------------------------------------------------------------------------

(1) Reflects contractual interest rates. The overall weighted average interest rate for long-term debt in 1997 was 7.50% on a contractual basis and 6.96% including the effects of derivative contracts.
(2) Predominantly denominated in U.S. dollars (94% in 1997 and 96% in 1996) , Japanese yen, and German marks, and matures over the period to 2035.
(3) Predominantly denominated in U.S. dollars (95% in 1997 and 96% in 1996) and matures over the period to 2035.
(4) Denominated in U.S. dollars (38% in 1997 and 47% in 1996) and various foreign currencies including Australian dollars, Dutch guilders, Chilean pesos, Malaysian ringgit, and Italian lire. Fixed and floating rate debt matures over the period to 2027 and 2017, respectively.

      Included in long-term debt are $0.8 billion of subordinated capital notes at December 31, 1997 and 1996, certain of which require Citicorp to exchange the notes at maturity or at certain other specified times for capital securities that have a market value equal to the principal amounts of the notes or, at Citicorp's option, to pay the principal of the notes from amounts representing designated proceeds from the sale of capital securities. At the option of Citicorp, the exchange or the proceeds from sale, as applicable, may be for or from common stock, non-redeemable preferred stock, or other marketable capital securities of Citicorp. Citicorp has designated proceeds from the sales of capital securities in an amount sufficient to satisfy all the dedication commitments of its subordinated capital notes.

      Also included in long-term debt at December 31,1997 are $750 million of guaranteed preferred beneficial interests in Citicorp subordinated debt issued by Citicorp Capital I and II, wholly-owned trusts whose sole assets are $309 million of 7.93% and $464 million of 8.015%, respectively, of Junior Subordinated Deferrable Interest Debentures of Citicorp due 2027. Long-term debt at December 31, 1996 included $300 million related to Citicorp Capital I. Under the terms of these arrangements, taken as a whole, Citicorp has provided a full and unconditional guarantee on a subordinated basis of payments due.

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

Derivative and Foreign Exchange Contracts

                                  Notional
                                 Principal         Balance Sheet
                                   Amounts                Credit
                                                     Exposure(1)
                          ------------------    ------------------
In Billions of Dollars
  at Year-End                1997     1996        1997     1996
-----------------------------------------------------------------
Interest Rate Products
  Futures Contracts         $139.1   $160.6       $ --     $ --
  Forward Contracts          282.7    132.7         0.1      0.1
  Swap Agreements            627.0    476.2         9.5      9.4
  Purchased Options          105.7    126.7         1.2      1.2
  Written Options            143.8    192.3         --       --
Foreign Exchange
Products
  Futures Contracts            0.9      0.7         --       --
  Forward Contracts        1,317.0  1,146.7        28.8     17.6
  Cross-Currency Swaps        58.9     44.0         3.3      1.8
  Purchased Options          163.3    101.1         3.7      1.7
  Written Options            184.2    104.5         --       --
Equity Products               61.6     22.2         2.0      0.7
Commodity Products            14.7     12.5         0.8      0.5
Credit Derivative
Products                       6.9      1.9          --       --
                                                   ----     ----
                                                   49.4     33.0
Effects of Master Netting
  Agreements (2)                                  (24.1)   (15.5)
Effects of
  Securitization (3)                               (0.8)      --
                                                  -----    -----
                                                  $24.5    $17.5
                                                  -----    -----
-----------------------------------------------------------------
(1) There is no balance sheet credit exposure for futures contracts because they settle daily in cash, and none for written options because they represent obligations (rather than assets) of Citicorp. Amounts do not reflect credit loss reserves attributable to derivative and foreign exchange contracts.
(2) Master netting agreements mitigate credit risk by permitting the offset of amounts due from and to individual counterparties in the event of counterparty default.
(3) Citibank has securitized and sold net receivables, and the associated credit risk related to certain derivative and foreign exchange contracts via Citibank Capital Markets Assets Trust.

Citicorp enters into derivative and foreign exchange futures, forwards, options, and swaps, which enable customers to transfer, modify, or reduce their interest rate, foreign exchange, and other market risks, and also trades these products for its own account. In addition, Citicorp uses derivatives and other instruments, primarily interest rate products, as an end-user in connection with its risk management activities. Derivatives are used to manage interest rate risk relating to specific groups of on-balance sheet assets and liabilities, including commercial and consumer loans, deposit liabilities, long-term debt, and other interest-sensitive assets and liabilities, as well as credit card securitizations. In addition, foreign exchange contracts are used to hedge net capital exposures and foreign exchange transactions. Through the effective use of derivatives, Citicorp has been able to modify the volatility of its revenue from asset and liability positions. The preceding table presents the aggregate notional principal amounts of Citicorp's outstanding derivative and foreign exchange contracts at December 31, 1997 and 1996, along with the related balance sheet credit exposure. The table includes all contracts with third parties, including both trading and end-user positions.

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

      Market risk on a derivative or foreign exchange product is the exposure created by potential fluctuations in interest rates, foreign exchange rates, and other values, and is a function of the type of product, the volume of transactions, the tenor and terms of the agreement, and the underlying volatility. Credit risk is the exposure to loss in the event of nonperformance by the other party to the transaction. The recognition in earnings of unrealized gains on these transactions is subject to management's assessment as to collectibility.

      Balance sheet credit exposure represents the current cost of replacing the contracts and is equal to the amount of Citicorp's unrealized gain. As measured by Citicorp in connection with the management of overall credit relationships with individual customers, total exposure on derivative and foreign exchange contracts also includes the potential increase in replacement cost estimated based on a statistical simulation of values that would result from a change in market rates. In the aggregate for all contracts, the estimate of the potential increase in replacement cost ranged from approximately $33.1 billion to $42.3 billion during 1997. Substantially all of the total exposure was to counterparties considered by Citicorp to be investment grade; the substantial majority was under three years tenor. At December 31,1997, the balance sheet credit exposure of foreign currency derivative contracts for which the recognition of revaluation gains had been suspended amounted to $59 million. There were no significant non-performing contracts in 1996. For the three years ended December 31, 1997 there were no material credit losses related to derivative and foreign exchange contracts. During 1997, credit losses related to foreign currency derivative contracts totaled $35 million.

End-User Derivative Interest Rate and Foreign Exchange Contracts
                                                  Notional Principal
                                                          Amounts(1)                             Percentage of 1997 Amount Maturing
                                                ------------------------------------------------------------------------------------
                                                  Dec. 31,  Dec. 31,     Within      1 to       2 to      3 to       4 to     After
In Billions of Dollars                                1997      1996     1 Year   2 Years    3 Years   4 Years    5 Years   5 Years
------------------------------------------------------------------------------------------------------------------------------------
Interest Rate Products
  Futures Contracts                                  $29.3      $23.4      63%        27%       10%        --%       --%        --%
  Forward Contracts                                    6.9        3.6      97          3        --         --        --         --
  Swap Agreements                                    106.0      111.9      35         15        11         11         9         19
  Option Contracts                                    20.1       71.4      68         16        10          1         2          3
Foreign Exchange Products
  Futures and Forward Contracts                       62.4       60.9      93          5         1         --         1         --
  Cross-Currency Swaps                                 3.4        2.9       8          8        14         11        41         18
------------------------------------------------------------------------------------------------------------------------------------

(1)   Includes third-party and intercompany contracts.

End-User Interest Rate Swaps and Net Purchased Options as of December 31, 1997
                                                                        Remaining Contracts Outstanding--Notional Principal Amounts
                                                           -------------------------------------------------------------------------
In Billions of Dollars at Year-End                                 1997        1998        1999        2000        2001        2002
------------------------------------------------------------------------------------------------------------------------------------
Receive Fixed Swaps                                             $  81.8     $  59.0     $  46.7     $  35.3     $  24.6     $  16.1
  Weighted-Average Fixed Rate                                       6.5%        6.7%        6.6%        6.6%        6.7%        6.8%
Pay Fixed Swaps                                                    13.7         7.7         5.4         4.6         4.1         3.5
  Weighted-Average Fixed Rate                                       6.8%        7.1%        6.7%        6.8%        6.8%        7.1%
Basis Swaps                                                        10.5         1.8         0.3         0.3         0.2         0.2
Purchased Caps (Including Collars)                                 10.0         4.9         1.8         --          --          --
  Weighted-Average Cap Rate Purchased                               6.4%        6.8%        7.1%        -- %        -- %        -- %
Purchased Floors                                                    2.0         0.1         0.1         0.1         0.1         0.1
  Weighted-Average Floor Rate Purchased                             5.5%        5.8%        5.8%        5.8%        5.8%        5.8%
Written Floors Related to Purchased Caps (Collars)                  1.0         0.2         0.2         --          --          --
  Weighted-Average Floor Rate Written                               6.0%        8.2%        8.2%        -- %        -- %        -- %
Written Caps Related to Other Purchased Caps(1)                     7.1         1.2         1.1         1.1         0.9         0.5
  Weighted-Average Cap Rate Written                                 6.8%        8.6%        8.4%        8.4%        8.3%        9.8%
------------------------------------------------------------------------------------------------------------------------------------
Three-Month Forward LIBOR Rates(2)                                  5.8%        5.9%        6.1%        6.1%        6.1%        6.3%
------------------------------------------------------------------------------------------------------------------------------------

(1) Includes written options related to purchased options embedded in other financial instruments.
(2) Represents the implied forward yield curve for three-month LIBOR as of December 31, 1997, provided for reference.

The tables above provide data on the notional principal amounts and maturities of end-user (non-trading) derivatives, along with additional data on end-user interest rate swaps and net purchased option positions at year-end 1997 with three-month LIBOR forward rates included for reference. The tables are intended to provide an overview of these components of the end-user portfolio, but should be viewed only in the context of Citicorp's related assets and liabilities.

      The net impact on Citicorp's pretax earnings of end-user derivatives was an increase of $76 million during 1997 and $143 million during 1996.

      The majority of derivative positions used in Citicorp's asset and liability management activities are established via intercompany transactions with independently managed Citicorp dealer units, with the dealer acting as a conduit to the marketplace. Contract maturities are related to the underlying risk management strategy.

      Citicorp's utilization of these instruments is modified from time to time in response to changing market conditions as well as changes in the characteristics and mix of the related assets and liabilities. In this connection, during 1997 interest rate futures, swaps and options with a notional principal amount of $22.4 billion were closed out which resulted in a net deferred loss of approximately $67 million. Total unamortized net deferred losses, including those from prior year close-outs, were approximately $63 million at December 31, 1997, which will be amortized into earnings over the remaining life of the original contracts (approximately 71% in 1998, 19% in 1999, and 10% in subsequent years), consistent with the risk management strategy.

Loan Commitments

In Billions of Dollars at Year-End                 1997    1996
----------------------------------------------------------------
Unused Commercial Commitments to Make or
  Purchase Loans, to Purchase Third-Party
  Receivables, and to Provide Note Issuance
  or Revolving Underwriting Facilities          $107.0   $ 89.9
----------------------------------------------------------------
Unused Credit Card and Other Consumer
  Revolving Commitments                         $126.8   $119.9
----------------------------------------------------------------

The majority of unused commitments are contingent upon customers maintaining specific credit standards. Commercial commitments generally have floating interest rates and fixed expiration dates and may require payment of fees. Such fees (net of certain direct costs) are deferred and, upon exercise of the commitment, amortized over the life of the loan or, if exercise is deemed remote, amortized over the commitment period. The table does not include commercial letters of credit issued on behalf of customers and collateralized by the underlying shipment of goods which totaled $5.8 billion at December 31, 1997 and $5.6 billion at December 31, 1996.

Loans Sold with Credit Enhancements

                                 Amounts
                       ------------------
In Billions of             1997     1996          Form of Credit
Dollars at Year-End                                  Enhancement
-----------------------------------------------------------------
Residential Mortgages      $8.1    $11.3                Recourse
   and Other Loans                                    obligation
Sold with Recourse(1)                          $4.7 in 1997  and
                                                   $7.3 in  1996
-----------------------------------------------------------------
GNMA Sales/Servicing        1.0      1.0      Secondary recourse
   Agreements(2)                                      obligation
-----------------------------------------------------------------
Securitized Credit         26.8     25.2    Net revenue over the
   Card Receivables                                  life of the
                                                     transaction
-----------------------------------------------------------------
(1)   Residential mortgages represent 92% of amounts in 1997 and 94% in 1996.
(2) Government National Mortgage Association sales/servicing agreements covering securitized residential mortgages.

Citicorp and its subsidiaries are obligated under various credit enhancements related to certain sales of loans or sales of participations in pools of loans, summarized above.

      Net revenue on securitized credit card receivables is recognized over the life of each sale transaction. The net revenue is based upon the sum of finance charges and fees received from cardholders and interchange revenue earned on cardholder transactions, less the sum of the yield paid to investors, credit losses, transaction costs, and a contractual servicing fee, which is also retained by certain Citicorp subsidiaries as servicers. As specified in certain of the sale agreements, the net revenue collected each month is deposited in an account, up to a predetermined maximum amount, and is available over the remaining term of that transaction to make payments of yield, fees, and transaction costs in the event that net cash flows from the receivables are not sufficient. When the account reaches the predetermined amount, net revenue is passed directly to the Citicorp subsidiary that sold the receivables. The amount contained in these accounts is included in other assets and was $20 million at December 31, 1997 and $383 million at December 31, 1996. During 1997, Citicorp securitized and sold approximately $288 million of balances included in these accounts.

      Citicorp maintains reserves relating to asset securitization programs. These reserves totaled $85 million at December 31, 1997 and $473 million at December 31, 1996. During 1997, Citicorp restored to the aggregate allowance for credit losses $373 million that had previously been attributed to credit card securitization transactions where the exposure to credit losses is contractually limited to the cash flows from the securitized receivables.

Standby Letters of Credit
                                                       1997             1996(1)
                   ------------------------------------------------------------
In Billions of           Expire       Expire          Total            Total
Dollars                  Within       After 1        Amount           Amount
  at Year-End            1 Year       Year      Outstanding      Outstanding
-------------------------------------------------------------------------------
Financial
  Insurance, Surety        $2.0       $5.4             $7.4             $7.7
  Options, Purchased
    Securities, and
    Escrow                  0.8        0.2              1.0              0.9
  Clean Payment             1.2        0.3              1.5              1.5
  Backstop State,
    County, and
    Municipal Securities    0.4        0.3              0.7              0.7
  Other Debt Related        4.5        1.7              6.2              6.6
Performance                 3.1        2.0              5.1              4.2
                          -----       ----            -----            -----
Total (2)                 $12.0       $9.9            $21.9            $21.6
--------------------------------------------------------------------------------
(1)   Reclassified to conform to 1997 presentation.
(2) Total is net of cash collateral of $1.6 billion in 1997 and $1.5 billion in 1996. Collateral other than cash covered 21% of the total in 1997 and 20% in 1996.

Standby letters of credit, summarized above, are used in various transactions to enhance the credit standing of Citibank customers. They represent irrevocable assurances that Citibank will make payment in the event that the customer fails to fulfill its obligations to third parties. Financial standby letters of credit are obligations to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument, such as assuring payments by a foreign reinsurer to a U.S. insurer, to act as a substitute for an escrow account, to provide a payment mechanism for a customer's third-party obligations, and to assure payment of specified financial obligations of a customer. Performance standby letters of credit are obligations to pay a third-party beneficiary when a customer fails to perform a nonfinancial contractual obligation, such as to ensure contract performance or irrevocably assure payment by the customer under supply, service and maintenance contracts or construction projects. Fees are recognized ratably over the term of the standby letter of credit. The table does not include securities lending indemnifications issued to customers, which are fully collateralized and totaled $9.8 billion at December 31, 1997 and $4.2 billion at December 31, 1996.

C. Credit Loss Reserves

In Millions of Dollars                  1997     1996      1995
-----------------------------------------------------------------
Aggregate Allowance for
  Credit Losses at Beginning of Year  $5,503   $5,368    $5,155
Additions
Provision for Credit Losses            1,907    1,926     1,991
Deductions
Consumer Credit Losses (1)             2,305    2,172     1,962
Consumer Credit Recoveries (1)          (474)    (444)     (418)
                                      ------   ------    ------
  Net Consumer Credit Losses (1)       1,831    1,728     1,544
Commercial Credit Losses                 197      266       376
Commercial Credit Recoveries            (221)    (268)     (228)
                                      ------   ------    ------
  Net Commercial Credit
    (Recoveries) Losses                  (24)      (2)      148
Other-- Net (2)                          313      (65)      (86)
                                      ------   ------    ------
Aggregate Allowance
  for Credit Losses at End of Year(3)  5,916    5,503     5,368
Reserves for Securitization Activities    85      473       486
                                      ------   ------    ------
Total Credit Loss Reserves            $6,001   $5,976    $5,854
                                      ------   ------    ------
-----------------------------------------------------------------

(1) Commencing in 1997, reflects the classification of credit card receivables intended for sale as loans held for sale with net credit losses charged to other revenue.
(2) Primarily includes net transfers from (to) the reserves for securitization activities and foreign currency translation effects. In 1997, Citicorp restored to the aggregate allowance for credit losses $373 million that had previously been attributed to credit card securitization transactions where the exposure to credit losses is contractually limited to the cash flows from the securitized receivables.
(3) In 1997, Citicorp changed the apportionment and display of the aggregate allowance for credit losses to report $5,816 million attributable to loans and loan commitments as a deduction from Loans, $50 million attributable to standby letters of credit and guarantees included in Other Liabilities, and $50 million attributable to derivative and foreign exchange contracts as a deduction from Trading Account Assets.

D. Concentrations of Credit Risk

Concentrations of credit risk exist when changes in economic, industry or geographic factors similarly affect groups of counterparties whose aggregate credit exposure is material in relation to Citicorp's total credit exposure. Although Citicorp's portfolio of financial instruments is broadly diversified along industry, product, and geographic lines, material transactions are completed with other financial institutions, particularly in the securities trading, derivative, and foreign exchange businesses. Additionally, U.S. credit card receivables represent an area of significant credit exposure.

E. Estimated Fair Value of Financial Instruments

                                                         1997       1996
                               ------------------------------------------
                                                    Estimated   Estimated
                                                     Fair        Fair
                                                     Value In    Value In
                                                     Excess      Excess
                                                     of (Less    of (Less
                                                     Than)       Than)
In Billions Dollars            Carrying  Estimated   Carrying    Carrying
  at Year-End                     Value  Fair Value     Value       Value
-------------------------------------------------------------------------
Assets (1)                       $290.4      $296.6      $ 6.2    $ 6.0
Liabilities                       280.8       280.8        --      (0.5)
End-User Derivative and
  Foreign Exchange Contracts        1.4         2.1        0.7      0.3
Credit Card
Securitizations (1)                 --         (0.3)      (0.3)     0.4
                                                        ------   ------
Subtotal                                                   6.6      6.2
Deposits with
  No Fixed Maturity (2)                                    3.3      2.7
                                                        ------   ------
Total                                                    $ 9.9    $ 8.9
-------------------------------------------------------------------------
(1) Commencing in 1997, amounts include the effect of restoring to the allowance for credit losses a $373 million reserve that had previously been attributed to securitized credit card receivables, as described on page 69.
(2) Represents the estimated excess fair value related to the expected time period until runoff of existing deposits with no fixed maturity on the balance sheet at year-end, without assuming any regeneration of balances, based on the estimated difference between the cost of funds on these deposits and the cost of funds from alternative sources. The increase during 1997 was primarily due to an increase in deposits as well as a higher spread between the cost of funds on the deposits and the cost of funds from alternative sources. Under applicable requirements, excess fair values of these deposits are excluded from amounts included under the Liabilities caption above and from the table below, in which the estimated fair value is shown as being equal to the carrying value.

Citicorp's financial instruments, as defined in accordance with applicable requirements, include financial assets and liabilities recorded on the balance sheet as well as off-balance sheet instruments such as derivative and foreign exchange contracts and credit card securitizations. To better reflect Citicorp's values subject to market risk and to illustrate the interrelationships that characterize risk management strategies, the table above also provides estimated fair value data for the expected time period until runoff of existing deposits with no fixed maturity.

      In the aggregate, estimated fair values exceeded the carrying values by approximately $9.9 billion at December 31, 1997 and $8.9 billion at December 31, 1996. Fair values vary from period to period based on changes in a wide range of factors, including interest rates, credit quality, and market perceptions of value, and as existing assets and liabilities run off and new items are generated. The increase from the prior year is primarily due to a higher value of deposits with no fixed maturity, derivative contracts due to a lower interest rate environment in the U.S., and deposits, partially offset by a decline in the fair value of credit card securitizations and long-term debt due to lower U.S. interest rates.

      Additional detail is provided in the following table. In accordance with applicable requirements, the disclosures exclude leases, affiliate investments, and pension and benefit obligations, and the disclosures also exclude the effect of taxes and other expenses that would be incurred in a market transaction. In addition, the table excludes the values of nonfinancial assets and liabilities, as well as a wide range of franchise, relationship, and intangible values, which are integral to a full assessment of Citicorp's financial position and the value of its net assets.

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

      Fair values of credit card securitizations reflect the various components of these transactions but principally arise from fixed rates payable to certificate holders. Under the applicable requirements, the estimated fair value of deposits with no fixed maturity in the following table excludes the premium values available in the market for such deposits, and the estimated value is shown in the table as being equal to the carrying value.

                                         1997               1996
                          ---------------------------------------
                                    Estimated          Estimated
In Billions of Dollars     Carrying      Fair Carrying      Fair
at Year-End                   Value     Value    Value     Value
-----------------------------------------------------------------
Assets and Related Instruments
Loans (1)                    $173.5     $179.6  $164.0    $169.9
   Related Derivatives          0.3        0.5     0.3       0.5
Securities                     33.4       33.4    28.2      28.2
Trading Account Assets         40.4       40.4    30.8      30.8
Other Financial Assets (2)     43.1       43.2    37.0      37.1
Credit Card
  Securitizations               --        (0.3)    0.1       0.5
  Related Derivatives           0.5        0.5     0.5       0.4
-----------------------------------------------------------------

Liabilities and Related Instruments
Non-Interest-Bearing          $26.5      $26.5   $24.8     $24.8
Deposits
Interest-Bearing Deposits     172.6      172.4   160.2     160.4
   Related Derivatives         (0.4)      (0.7)   (0.2)     (0.3)
Trading Account                31.0       31.0    22.0      22.0
Liabilities
Other Financial                30.9       30.7    28.2      28.2
Liabilities (3)
   Related Derivatives          --         0.1     0.1       0.1
Long-Term Debt                 19.8       20.2    18.9      19.2
   Related Derivatives         (0.2)      (0.5)   (0.2)     (0.3)
-----------------------------------------------------------------

(1) The carrying value of loans is net of the allowance for credit losses and also excludes $4.7 billion and $5.1 billion of lease finance receivables in 1997 and 1996, respectively.
(2) Includes cash and due from banks, deposits at interest with banks, federal funds sold and securities purchased under resale agreements, and customers' acceptance liability, for which the carrying value is a reasonable estimate of fair value, and the carrying value and estimated fair value of financial instruments included in loans held for sale, interest and fees receivable and other assets on the balance sheet.
(3) Includes federal funds purchased and securities sold under repurchase agreements and acceptances outstanding, for which the carrying value is a reasonable estimate of fair value, and the carrying value and estimated fair value of commercial paper, other funds borrowed, and financial instruments included in accrued taxes and other expense and other liabilities on the balance sheet.

      The estimated fair values of loans reflect changes in credit status since the loans were made, changes in interest rates in the case of fixed-rate loans, and premium values at origination of certain loans. The estimated fair values of Citicorp's loans, in the aggregate, exceeded carrying values (reduced by the allowance for credit losses) by $6.1 billion at year-end 1997 compared with $5.9 billion at year-end 1996, an improvement of $0.2 billion. Within these totals, estimated fair values exceeded carrying values for consumer loans net of the allowance by $3.1 billion, an improvement of $0.2 billion from year-end 1996, and for commercial loans net of the allowance by $3.0 billion, which was unchanged from year-end 1996. The improvement in estimated fair values in excess of carrying values of consumer loans primarily reflects the effects of restoring to the allowance a $0.4 billion reserve that had previously been attributed to securitized credit card receivables (as described on page 69) partially offset by a decline in the credit quality of loans in Asia. The estimated fair values in excess of carrying values of commercial loans were unchanged from year-end 1996 because the increases that were experienced in secondary market prices on certain loans and improved credit conditions on commercial real estate loans in North America were somewhat offset by a decline in the credit quality of commercial loans in Asia.

      The estimated fair value of credit card securitizations was $0.3 billion less than their carrying value at December 31, 1997, which is $0.7 billion lower than December 31, 1996, when the estimated fair value exceeded the carrying value by $0.4 billion. This decrease is due to restoring to the allowance a $0.4 billion reserve that had previously been attributed to securitized credit card receivables as well as the effects of a lower interest rate environment on the fixed-rate investor certificates.

      The estimated fair value of interest-bearing deposits and long-term debt reflects changes in market rates since the deposits were taken or the debt was issued.

      For all derivative and foreign exchange contracts in the tables on page 70, the gross difference between the fair value and carrying amount as of December 31, 1997 and 1996 was $1.3 billion and $1.0 billion, respectively, for contracts whose fair value exceeds carrying value, and $0.6 billion and $0.7 billion for contracts whose carrying value exceeds fair value.

2. PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Generally, depreciation and amortization are computed on the straight-line basis over the estimated useful life of the asset or the lease term. Depreciation and amortization expense was $758 million in 1997, $706 million in 1996, and $636 million in 1995.

3. GOODWILL

Goodwill, which is included in other assets, represents the excess of purchase price over the estimated fair value of net assets acquired, accounted for under the purchase method of accounting. At December 31, 1997 and 1996, goodwill amounted to $251 million and $278 million, respectively. Goodwill is being amortized, primarily using the straight-line method, over the periods estimated to be benefited. The remaining period of amortization, on a weighted-average basis, approximated 11 years as of December 31, 1997.

4. PREFERRED STOCK

In Millions of Dollars at Year-End          Rate         1997      1996
-------------------------------------------------------------------------
Perpetual Preferred Stock
Second Series, 2,195,636 Shares         Adjustable      $ 220     $ 220
Third Series, 834,867 Shares            Adjustable         83        83
Series 8A and 8B, 1,250,000 Shares      Graduated         125       125
Series 14, 700,000 Shares                  9.08%           --       175
Series 16, 1,300,000 Shares                8.00%          325       325
Series 17, 1,400,000 Shares                7.50%          350       350
Series 18, 700,000 Shares               Adjustable        175       175
Series 19, 400,000 Shares               Adjustable        100       100
Series 20, 500,000 Shares                  8.30%          125       125
Series 21, 600,000 Shares                  8.50%          150       150
Series 22, 500,000 Shares                  7.75%          125       125
Series 23, 250,000 Shares          Fixed/Adjustable       125       125
                                                       ------    ------
                                                       $1,903    $2,078
-------------------------------------------------------------------------

In the first quarter of 1997, Citicorp redeemed the Series 14 Preferred Stock. In the first quarter of 1996, Citicorp converted $590 million of its Convertible Preferred Stock, Series 12 into 36,875,000 shares of common stock, and converted $403 million of its Convertible Preferred Stock, Series 13 into 22,077,369 shares of common stock. In January 1998, Citicorp announced that it will call the Second and Third Series Preferred Stock for redemption in February 1998.

      Total dividends declared on non-redeemable preferred stock were $141 million in 1997, $162 million in 1996, and $342 million in 1995.

      Dividends are payable quarterly and, except for Series 16, 17, 20, and 21, are cumulative.

      Dividends on the Second and Third Series, as well as on Series 18 and 19, are payable at rates determined quarterly by formulas based on interest rates of certain U.S. Treasury obligations, subject to certain minimum and maximum rates as specified in the certificates of designation. The weighted-average dividend rates on the Second and Third Series, as well as Series 18 and 19 were 6.0%, 7.0%, 5.6%, and 5.6%, respectively, for 1997.

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

      Dividends on Series 23 are payable at 5.86% through February 15, 2006 and thereafter at rates determined quarterly by a formula based on certain interest rate indices, subject to a minimum rate of 6% and a maximum rate of 12%. The rate of dividends on Series 23 is subject to adjustment based upon the applicable percentage of the dividends received deduction.

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

      Authorized preferred stock (issuable as either nonredeemable or redeemable) was 50 million shares at December 31, 1997 and 1996. Total shares of nonredeemable preferred stock issued and outstanding were 9,930,503 and 10,630,503 at December 31, 1997 and 1996, respectively.

5. COMMON STOCK

At December 31, 1997 and 1996, authorized common stock was 800 million shares. Additionally, Citicorp has authorized, but not issued, 20 million shares of Class B common stock with a par value of $1.00 and one vote per share.

      Citicorp's Dividend Reinvestment and Common Stock Purchase Plan allows stockholders of record, without payment of brokerage fees, commissions, or service charges, to reinvest all or part of any common stock dividends in additional shares of common stock and make optional cash purchases of such shares.

      At December 31, 1997, shares were reserved for issuance as follows:

In Millions of Shares at Year-End                             1997
------------------------------------------------------------------
Savings Incentive Plan (1) (2)                                 2.7
Stock Purchase Plan (1) (2)                                   15.5
Stock Incentive Plan (1)                                      52.8
Dividend Reinvestment and Common Stock Purchase Plan (1)(2)   10.1
Directors' Deferred Compensation Plan                          0.1
Executive Incentive Compensation Plan (1)                      0.6
------------------------------------------------------------------
(1)   Shares delivered may also be sourced from treasury shares.
(2)   Shares delivered may also be purchased in the open market.

      During 1997 and 1996, Citicorp entered into a series of forward purchase agreements on its common stock. These agreements are settled on a net basis in shares of Citicorp common stock, or in cash at Citicorp's election. To the extent that the market price of Citicorp common stock on a settlement date is higher (lower) than the forward purchase price, the net differential is received
(paid) by Citicorp. As of December 31, 1997, agreements were in place covering approximately $1.2 billion of Citicorp common stock (10 million shares) which had forward prices averaging $121.22 per share. If these agreements were settled based on the December 31, 1997 market price of Citicorp's common stock ($126.44 per share), Citicorp would be entitled to receive approximately 410,000 shares. During 1997, settlements resulted in Citicorp receiving 2.1 million shares and paying 1.3 million shares which were recorded as treasury share transactions.

6. REGULATORY CAPITAL

                                     Citicorp    Citibank, N.A.
                              -----------------------------------
In Millions of      Minimum
Dollars             Required    1997     1996     1997     1996
  at Year-End       (1)
-----------------------------------------------------------------
Tier 1 Capital                $21,096 $19,796  $16,611  $15,511
Total Capital (2)              31,156  28,870   24,694   22,566
Tier 1 Capital Ratio   4.00%     8.34%   8.39%    8.18%    8.32%
Total Capital          8.00     12.31   12.23    12.16    12.11
Ratio (2)
Leverage Ratio (3)     3.00+     7.01    7.42     6.39     6.63
-----------------------------------------------------------------

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

      To be "well capitalized" under federal bank regulatory agency definitions, a depository institution must have a Tier 1 ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10%, and a leverage ratio of at least 5% and not be subject to a directive, order, or written agreement to meet and maintain specific capital levels. The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards. As of December 31, 1997 and 1996, all of Citicorp's U.S. insured subsidiary depository institutions were "well capitalized."

7. FEES AND COMMISSIONS

Trust, agency, and custodial fees included in fees and commissions were $1.3 billion in 1997, $1.1 billion in 1996, and $983 million in 1995.

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


Net Benefit Expense
                                                                                    Pension Plans     Postretirement Benefit
                                                                                                                       Plans(1)
                                         --------------------------------------------------------    --------------------------
                                                          U.S. Plans           Plans Outside U.S.                    U.S. Plans
                                         ---------------------------   --------------------------    --------------------------
In Millions of Dollars                       1997     1996     1995        1997     1996     1995        1997     1996     1995
-------------------------------------------------------------------------------------------------------------------------------
Benefits Earned During the Year             $ 118    $ 123     $ 98        $ 56     $ 60     $ 56        $ 10     $ 11      $ 8
Interest Cost on Benefit Obligation           204      192      165          75       76       68          30       32       32
Actual Return on Plan Assets                 (619)    (395)    (498)        (97)     (65)     (66)        (24)     (13)     (13)
Net Deferral and Amortization                 375      196      301          35       10       19          14        7        8
Amortization of Transition Obligation
(Asset)(2)(3)                                 (20)     (20)     (20)          6        7        7          19       20       20
                                           ------   ------   ------      ------   ------   ------       -----    -----    -----
Net Benefit Expense                          $ 58     $ 96     $ 46        $ 75     $ 88     $ 84        $ 49     $ 57     $ 55
-------------------------------------------------------------------------------------------------------------------------------

(1) For plans outside the U.S., net postretirement benefit expense totaled $9 million in 1997, $8 million in 1996, and $6 million in 1995.
(2) U.S. pension transition asset is being amortized over 14 years, with 2 years remaining at December 31, 1997.
(3) U.S. postretirement transition obligation is being amortized over 20 years, with 15 years remaining at December 31, 1997.

Prepaid Benefit Cost (Benefit Liability)
                                                                                                    Pension Plans   Postretirement
                                             ---------------------------------------------------------------------- Benefit Plans(1)
                                                   Qualified     Non-Qualified     Funded Plans       Other Plans  -----------------
                                                  U.S. Plans        U.S. Plans     Outside U.S.      Outside U.S.       U.S. Plans
                                             ---------------------------------------------------------------------------------------
In Millions of Dollars                          1997    1996     1997     1996     1997    1996     1997     1996     1997     1996
------------------------------------------------------------------------------------------------------------------------------------
Plan Assets at Fair Value(2)                  $3,709  $3,118     $ --     $$ --    $798    $763     $ --     $ --     $159     $119
Benefit Obligation                             2,850   2,567      278      248      851     814      288      311      440      459
                                               -----  ------    -----    -----      ---   -----   ------   ------    -----    -----
Plan Assets in Excess of (Less Than)             859     551     (278)    (248)     (53)    (51)    (288)    (311)    (281)    (340)
  Benefit Obligation
Unrecognized Prior Service Cost                   70      73       33       41       (2)     13        1       --       (2)      (7)
Unrecognized Net Actuarial (Gain) Loss          (275)     27       50       42       72      39       (3)      (8)       1       41
Unamortized Transition (Asset) Obligation        (37)    (58)       5        6       33      46       25       31      247      277
Adjustment to Recognize Minimum Liability         --      --      (21)     (33)      (1)     (1)     (14)      (7)      --       --
                                               -----  ------    -----    -----      ---   -----   ------   ------    -----    -----
Prepaid Benefit Cost (Benefit Liability)        $617   $ 593    $(211)   $(192)     $49    $ 46    $(279)   $(295)    $(35)   $ (29)
------------------------------------------------------------------------------------------------------------------------------------
Projected Pension Benefit Obligation
Includes:
   Accumulated Benefit Obligation             $2,361  $2,086     $191     $192     $625    $613     $237     $249
   Vested Benefit Obligation                   2,046   1,830      173      153      580     550      209      224
------------------------------------------------------------------------------------------------------------------------------------
Accumulated Postretirement Benefit
Obligation to:
   Retirees                                                                                                           $282    $ 309
   Employees Eligible for Full Benefits                                                                                 37       23
   Other Employees                                                                                                     121      127
------------------------------------------------------------------------------------------------------------------------------------

(1) For plans outside the U.S., the accumulated postretirement benefit obligation was $62 million and $54 million and the postretirement benefit liability was $8 million and $4 million at December 31, 1997 and 1996, respectively.
(2) For U.S. plans, plan assets are primarily listed stocks, commingled funds, and fixed-income securities.

      Included in the 1997 restructuring charge (Note 9) was a $9 million curtailment loss in the U.S. postretirement benefit plans, which represented the accelerated amortization of a portion of the transition obligation. Also, in connection with the restructuring, there was a $76 million curtailment gain in the U.S. pension plans, which will be recognized in future periods as employee terminations occur.

      The expected long-term rates of return on assets used in determining pension and postretirement expense are shown below.

                                      1997            1996             1995
-----------------------------------------------------------------------------
Rate of Return on Assets
   U.S. Plans                          9.0%            9.0%             8.75%
   Plans Outside the U.S.(1)  4.5% to 13.0%   6.0% to 13.0%    6.0% to 13.0%
-----------------------------------------------------------------------------
(1)   Excluding highly inflationary countries.

      The principal assumptions used in determining pension and postretirement benefit obligations are shown below.

At Year-End                                  1997           1996
-----------------------------------------------------------------
Discount Rate
   U.S. Plans                               7.25%           7.5%
   Plans Outside the U.S.(1)        3.5% to 12.0%  4.0% to 12.0%
Future Compensation Increase Rate
   U.S. Plans                                5.0%           5.0%
   Plans Outside the U.S.(1)        1.0% to 10.0%  1.5% to 10.0%
Health Care Cost Increase Rate--U.S. Plans
   Following Year                            8.0%           9.0%
   Decreasing to the Year 2001 to            5.0%           5.0%
-----------------------------------------------------------------
(1)   Excluding highly inflationary countries.

      As an indicator of sensitivity, increasing the assumed health care cost trend rate by 1% in each year would have increased the accumulated postretirement benefit obligation as of December 31, 1997 by $16 million and the aggregate of the benefits earned and interest components of 1997 net postretirement benefit expense by $1 million.

Savings Incentive Plan

Under the Savings Incentive Plan, eligible employees receive awards equal to 3% of their covered salary. Employees have the option of receiving their award in cash or deferring some or all of it in various investment funds. Citicorp grants an additional award equal to the amount elected to be deferred by the employee. Several investment options are available, including Citicorp common stock. Shares of Citicorp common stock delivered under the Savings Incentive Plan may be sourced from authorized but unissued shares, treasury shares, or purchased in the open market. The expense associated with the plan amounted to $101 million in 1997, $95 million in 1996, and $92 million in 1995.

Stock Incentive Plan

The 1997 Stock Incentive Plan provides for the issuance of options to purchase shares of Citicorp common stock at prices not less than 100% of the market value at the date of grant, incentive stock options, stock appreciation rights, or any other award based on or related to Citicorp common stock, any of which may be granted singly, in combination, or in tandem. Shares of Citicorp common stock may be sourced from authorized but unissued common stock or treasury shares.

      The 1988 Stock Incentive Plan provided for the issuance of options to purchase shares of Citicorp common stock or shares of Class B common stock at prices not less than 50% of the market value at the date of grant, incentive stock options, stock appreciation rights, restricted stock, or performance unit awards, any of which may be granted singly, in combination, or in tandem. Shares of Citicorp common stock delivered under the 1988 Plan may be sourced from authorized but unissued shares or treasury shares.

      Since April 9, 1997, new stock incentive awards are granted out of the 1997 plan. Prior to that date, stock incentive awards were made from predecessor plans.

      Shares of restricted stock have been awarded to key executives contingent upon their continued employment over periods of up to 11 years as summarized in the following table:

Dollars in Millions                     1997     1996      1995
-----------------------------------------------------------------
Shares Granted                       832,976  137,000   125,000
Aggregate Market Value
 at Award Date                          $106      $10        $6
Expense Recognized for All Awards         13        4         4
-----------------------------------------------------------------

      The value of the restricted shares at the date of grant is recorded as a reduction of surplus and amortized to expense over the restriction period.

      Under the 1997 Stock Incentive Plan and two predecessor plans, options have been granted to key employees for terms of up to 10 years to purchase common stock at not less than the market value of the shares at the date of grant. Generally, 50% of the options granted prior to 1995 are exercisable beginning on the first anniversary and 50% beginning on the second anniversary of the date of grant, and, generally, 50% of the options granted in 1995 and thereafter are exercisable beginning on the third anniversary and 50% beginning on the fourth anniversary of the date of grant.

      Options granted in 1995 and 1996 to a group of key employees have included five-year performance-based stock options that only vest as Citicorp's common stock price achieves specified target levels and remains above the target levels for twenty of thirty consecutive trading days. Performance-based options granted in 1995 and 1996 were at prices ranging from $64.875 to $70.125, equal to market prices on the respective dates of grant, and expire in 2000 and 2001. One-half vested in 1996 when Citicorp's stock price reached $100 per share, and the balance vested in 1997 when such price reached $115 per share. Vesting and expense related to performance-based options are summarized in the following table.

Dollars in Millions                     1997          1996         1995
--------------------------------------------------------------------------
Options Vested During the Year     2,393,750(1)  2,427,500(1) 6,597,500(2)
Expense Recognized for All
  Grants                                 $72          $113          $89
Options Unvested at Year-End              --     2,423,750(1) 4,902,500(3)
--------------------------------------------------------------------------

(1)   Relates to 1995 and 1996 grants.
(2) Relates to 1993 and 1994 grants with vesting targets of $50, $55, and $60, expiring in 1998.
(3)   Relates to 1995 grants.

      Citicorp measures the cost of performance-based options as the difference between the exercise price and market price required for vesting and recognizes this expense over the period to the estimated vesting dates and in full for options that have vested, by a charge to expense with an offsetting increase in common stockholders' equity. All of the expense related to vested grants has been recognized.

      Changes in options and shares under option are summarized in the following table.

                                         1997          1996          1995
-------------------------------------------------------------------------
 Granted                            8,209,290     5,801,955     7,409,750
     Average Option Price             $112.20        $70.10        $58.14
 Exercised                          9,673,081    12,090,773     9,930,333
     Average Option Price              $36.92        $29.06        $26.68
 Expired                                5,270        16,200        25,950
     Average Option Price              $29.81        $29.63        $24.15
 Terminated                           798,500       868,630       964,867
     Average Option Price              $80.58        $50.89        $32.53
-------------------------------------------------------------------------
 At Year-End:
 Shares Under Option               28,449,057    30,716,618    37,890,266
     Average Option Price              $64.52        $43.50        $34.98
 Exercisable                       13,861,342    20,717,293    28,677,293
 Granted, Not Yet Exercisable      14,587,715     9,999,325     9,212,973
 Available for Grant (1)           29,785,196    13,027,562    18,124,387
-------------------------------------------------------------------------

(1) Shares authorized but not issued that are available for the granting of stock options or other forms of stock-related awards. Additional shares may become available for grant to the extent that presently outstanding options under a predecessor plan terminate or expire unexercised.

      The following table summarizes information about stock options outstanding and exercisable at December 31, 1997.

                                            Outstanding             Exercisable
                                            -----------------------------------
                                                Average                 Average
Option                            Average        Option                  Option
Price Range           Shares       Life(1)        Price       Shares      Price
-------------------------------------------------------------------------------
$13 5/8-$46 1/8    12,369,258       4.9         $31.57    10,849,258    $ 30.21
$47 1/8-$72 3/4     6,747,746       5.8          65.52     2,873,046      65.35
$79 1/8-$110 1/2    8,622,603       8.9         105.61       139,038     108.25
$116 1/2-$143         709,450       9.6         130.20           --        --
                   ----------                             ----------
Total              28,449,057       6.4          64.52    13,861,342      38.28
-------------------------------------------------------------------------------
(1)   Weighted-average contractual life remaining in years.

      In January 1998, Citicorp granted 7,796,050 options at a strike price of $120.625 per share. A group of key employees was granted 2,536,000 of these options in the form of five-year performance-based stock options. The performance-based options will vest when Citicorp's common stock price reaches $200 per share, provided that the price remains at or above $200 for ten of thirty consecutive trading days. The performance-based options expire in January 2003. The remaining 5,260,050 options to purchase Citicorp common stock have terms of up to ten years.

Stock Purchase Plan

The 1997 and 1994 offerings under the Stock Purchase Plan allow all eligible employees to enter into fixed subscription agreements to purchase shares at the market value on the date of the agreements. Such shares can be purchased from time to time through the expiration date. Shares of Citicorp common stock delivered under the Stock Purchase Plan may be sourced from authorized but unissued shares, treasury shares or purchased in the open market.

      Following is the share activity under the 1997 and 1994 fixed-price offerings for the purchase of shares at $113.25 per share and $39.8125 per share, respectively. The 1997 offering will expire on June 30, 1999, and the 1994 offering expired on September 27, 1996.

                                             1997           1996
-----------------------------------------------------------------
Outstanding Agreements at
  Beginning of Year                            --      5,575,006
Agreements Entered Into                 4,468,983             --
Shares Purchased                          254,016      5,477,290
Cancelled or Terminated                   139,215         97,716
Outstanding Agreements at Year-End      4,075,752             --
-----------------------------------------------------------------

Annual Incentive and Performance Plans

The purpose of the 1994 Citicorp Annual Incentive Plan is to attract, retain, and motivate executives to promote the profitability and growth of Citicorp and to permit a federal income tax deduction for annual awards granted to covered employees. Currently covered employees include the Chairman and next four most highly paid executives. Under the Plan, awards can be granted to covered employees in cash, stock or any other form of consideration in either one installment or on a deferred basis. Shares of Citicorp common stock delivered under the Plan may be sourced from authorized but unissued shares or treasury shares. The aggregate awards were approximately $5 million in 1997, $4 million in 1996, and $6 million in 1995.

      Under the Citicorp Annual Performance Plan, cash awards may be granted to key employees who have a significant impact on the success of Citicorp. Awards may be paid either in one installment or on a deferred basis. The aggregate awards were approximately $20 million in 1997, $7 million in 1996, and $9 million in 1995.

      Under the Executive Incentive Compensation Plan, awards in cash or stock may be made to key employees, payable at the election of the participants, in one installment or on a deferred basis. Shares of Citicorp common stock delivered under the Plan may be sourced from authorized but unissued shares or treasury shares. No awards have been made since 1989.

Deferred Compensation Plan

Under the Deferred Compensation Plan, adopted in 1995, participants must defer 25% of their variable compensation awards into mandatory deferral accounts whose return equals the return on Citicorp common stock. Beginning with the 1996 awards, select participants are allowed to defer from 10% to 85% of the remainder of their variable compensation awards into voluntary deferral accounts, which may be allocated among a variety of investments, including an account whose return equals the return on Citicorp common stock. The amounts credited to the mandatory deferral accounts generally are payable to the participant in cash five years after they are credited. However, participants may elect to postpone cash distribution of the amounts in the mandatory deferral account by having such amounts credited to a voluntary deferral account.

Accounting for Stock Awards

Citicorp uses the intrinsic value accounting method for stock awards under which there is generally no charge to earnings for employee stock option awards other than performance-based options as described above, and the dilutive effect of outstanding options is reflected as additional share dilution in the computation of earnings per share.

      Alternatively, FASB rules would permit a method under which a compensation cost for all stock awards would be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost would be determined in a manner prescribed by the FASB using option pricing models, intended to estimate the fair value of the awards at the grant date. Earnings per share dilution would be recognized as well.

      Under both methods, an offsetting increase to stockholders' equity is recorded equal to the amount of compensation expense charged.

      The following table compares compensation expense recorded for stock awards, net income, earnings per share data, and the related increment to stockholders' equity as reported by Citicorp with corresponding pro forma amounts as if the alternative accounting permitted by the FASB had been used.

                            1997            1996            1995
-----------------------------------------------------------------
In millions of         As    Pro       As    Pro       As    Pro
dollars          Reported  Forma Reported  Forma Reported  Forma
except per
share amounts
-----------------------------------------------------------------
Compensation
 expense related
 to stock plans        $87   $162     $119    $72     $ 96    $89
Net income           3,591  3,521    3,788  3,813    3,464  3,468
Earnings per share
Basic                 7.53   7.38     7.73   7.79     7.60   7.61
Diluted               7.33   7.19     7.43   7.47     6.50   6.50
Related increase to
 stockholders'
 equity                 87    162      119     72       96     89
-----------------------------------------------------------------

      Compensation expense amounts shown as reported primarily represent expense related to performance-based options. Pro forma amounts reflect the lesser amounts of expense related to performance-based options that would be calculated under FASB guidelines and also include amortization of compensation costs for regular awards. Increases in compensation expense for regular awards reflect increases in the number of shares granted (including the 1997 stock purchase plan offering), amortization effects of 1996 and 1995 grants (because FASB guidelines do not permit application of the alternative accounting to grants before 1995), and increases in the estimated fair value per option shown in the following table of data used in computing the pro forma amounts.

                                      Weighted Average per Option
-----------------------------------------------------------------
                                                       Estimated
                                           Exercise         Fair
                                              Price     Value(1)
-----------------------------------------------------------------
Regular Options:
  1995                                      $43.67         $11.11
  1996                                       70.10          16.48
  1997                                      112.20          31.49
1995 Performance Options                     65.21          10.00
1997 Stock Purchase Offering                113.25          16.78
-----------------------------------------------------------------
(1) Estimated using option pricing models that take into account the grant date stock price, the exercise price, assumptions about the expected life of the options (six years for regular options, four years for 1995 performance options, and two years for 1997 stock purchase offering), the expected volatility of the stock price (25% per annum), the expected dividend yield for the expected life of the option (weighted average 2.39%, 3.27%, and 3.50% in 1997, 1996, and 1995, respectively), and the risk-free interest rate for the expected life of the option (weighted average 6.30%, 5.58%, and 7.69% in 1997, 1996, and 1995, respectively).

9. RESTRUCTURING CHARGE

During 1997, Citicorp recorded an $889 million charge related to cost-management programs and customer service initiatives to improve operational efficiency and productivity. These programs, which will be implemented over the next 12 to 15 months, include global operations and technology consolidation and standardization, the reconfiguration of front-end distribution processes, and the outsourcing of various technological functions.

      The charge included $496 million for severance benefits and $393 million related to writedowns of equipment and premises which management has committed to dispose of, lease terminations, and other exit costs. These programs are expected to be substantially completed by the end of 1998. Additional program costs that do not qualify for recognition in the charge will be expensed as incurred in the implementation of these programs over the next 12 to 15 months, but are not expected to be material.

      The $889 million charge related to the following businesses and regions:

In Millions of Dollars                                   1997
-----------------------------------------------------------------
Global Consumer
Citibanking                                              $457
Cards                                                      95
Private Bank                                               28
                                                       ------
                                                          580

Global Corporate Banking
Emerging Markets                                           54
Global Relationship Banking                               227
                                                       ------
                                                          281

Corporate Items                                            28
                                                       ------
Total Citicorp                                           $889
-----------------------------------------------------------------

Developed Markets (1)                                    $704
Emerging Markets                                          185
                                                       ------
Total Citicorp                                           $889
-----------------------------------------------------------------
(1)   Includes $474 million related to the United States.

      The $496 million for severance benefits is related to approximately 9,000 positions that will be reduced. It is estimated that about 1,500 new positions will be added as part of this program, resulting in a net program reduction of about 7,500 jobs. The gross direct staff reductions are attributed as follows:

Gross Direct Staff Reduction
-----------------------------------------------------------------
Global Consumer                                         6,700
Global Corporate Banking                                1,500
Business Support (1)                                      800
                                                       -------
Total Citicorp (2)                                      9,000
-----------------------------------------------------------------
(1)   Associated costs have been allocated to businesses as appropriate.
(2)   Includes approximately 6,300 employees related to the United States.

      Of the total $889 million restructuring charge, approximately $245 million of premises and equipment writedowns were recognized during the 1997 third quarter, based on estimated fair values, and $39 million of reserves were utilized during the 1997 fourth quarter, primarily for severance and related costs. Approximately 650 gross direct staff reductions occurred during the 1997 fourth quarter. The remaining reserve represents a liability for future cash outflows associated with employee severance benefits, lease termination costs, and other exit costs. The remaining carrying amount of the written down assets is not material.

10. INCOME TAXES

In Millions of Dollars                  1997     1996      1995
-----------------------------------------------------------------
Provision for Income Taxes(1)         $2,131   $2,285    $2,121
Income Tax Expense (Benefit) Reported
  in Stockholders' Equity related to:
   Foreign Currency Translation           14        8       (24)
   Securities Available for Sale         (45)     307       (76)
   Employee Stock Plans                 (222)    (244)      (51)
                                      ------   ------    ------
Total Income Taxes                    $1,878   $2,356    $1,970
-----------------------------------------------------------------
Current U.S.
   Federal                            $1,291    $ 642     $ 819
   State and Local                       232      176       185
                                      ------   ------    ------
                                       1,523      818     1,004
                                      ------   ------    ------
Deferred U.S.
   Federal                              (804)     396       (45)
   State and Local                       (80)      29       (25)
                                      ------   ------    ------
                                        (884)     425       (70)
                                      ------   ------    ------
Total U.S.                               639    1,243       934
Foreign (substantially current)        1,239    1,113     1,036
                                      ------   ------    ------
Total Income Taxes                    $1,878   $2,356    $1,970
                                      ------   ------    ------
-----------------------------------------------------------------
(1) Includes tax effect of securities transactions amounting to a provision of $234 million in 1997, $74 million in 1996, and $46 million in 1995.

As a U.S. corporation, Citicorp is subject to U.S. taxation currently on all of its foreign pretax earnings if earned by a foreign branch or when earnings are effectively repatriated if earned by a foreign subsidiary or affiliate. In addition, certain of Citicorp's U.S. income is subject to foreign income tax where the payor of such income is domiciled outside the United States. Foreign pretax earnings approximated $4.3 billion in 1997, $4.0 billion in 1996, and $3.6 billion in 1995.

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

In Millions of Dollars at Year-End           1997           1996
-----------------------------------------------------------------
Net Deferred Tax Asset
Tax Effects of Deductible
  Temporary Differences and
  Carryforwards:
     Credit Loss Deduction                 $2,041         $2,127
     Interest Related Items                   508            470
     Unremitted Foreign Income              1,229            700
     Restructuring Charge                     225             --
     Foreign and State Loss
     Carryforwards                            316            280
                                           ------         ------
                                            4,319          3,577
                                           ------         ------
Tax Effects of Taxable Temporary
  Differences:
     Lease Financing                          726            709
     Securities and Derivatives
     Transactions                             648            642
     Venture Capital                          385            232
     Other(1)                                  17            304
                                           ------         ------
                                            1,776          1,887
                                           ------         ------
Net Potential Deferred Tax Asset            2,543          1,690
Valuation Allowance                          (324)          (402)
                                           ------         ------
Net Deferred Tax Asset                     $2,219         $1,288
                                           ------         ------
-----------------------------------------------------------------
Net Deferred Tax Liability(2)               $ 419          $ 501
-----------------------------------------------------------------

(1) Includes deductible temporary differences related to depreciation, prepaid items, and other less significant items.
(2) Includes credit losses ($136 million in 1997 and $153 million in 1996), leasing ($162 million in 1997 and $111 million in 1996) and other less significant items.

      The 1997 net change in the valuation allowance related to deferred tax assets was a decrease of $78 million primarily relating to an improvement in current earnings in certain state and local jurisdictions. These amounts are included in the $884 million U.S. deferred benefit component of total income taxes. The remaining valuation allowance of $324 million at December 31, 1997 is primarily reserved for specific U.S. federal, state and local, and foreign tax carryforwards or tax law restrictions on benefit recognition in these jurisdictions. Management believes that the realization of the recognized net deferred tax asset of $2,219 million is more likely than not, based on existing carryback ability, available tax planning strategies, and expectations as to future taxable income.

      The following table reconciles the statutory U.S. federal tax rate to the effective tax rate on income before taxes:

                                       1997     1996      1995
-----------------------------------------------------------------
Statutory U.S. Federal Tax Rate         35.0%    35.0%     35.0%
Increase (Reduction) in Taxes from:
   State and Local Income Taxes,
   Net of U.S. Federal Income Tax
     Benefit                             2.2      2.8       2.9
   Valuation Allowance Change
   Related to Current Year              (0.8)    (0.9)      --
     Taxes on Earnings Outside the U.S.  0.9      0.5       1.0
     Other                              (0.1)     0.2      (0.2)
                                        ----     ----      ----
                                        37.2     37.6      38.7
                                        ----     ----      ----
Valuation Allowance Change Related
    to Future Years                       --        --     (0.7)
                                        ----     ----      ----
Effective Tax Rate                      37.2%    37.6%     38.0%
                                        ----     ----      ----
-----------------------------------------------------------------


11. EARNINGS PER SHARE

In Millions Except Per Share
Amounts                                1997     1996      1995
-----------------------------------------------------------------
Net Income                            $3,591   $3,788    $3,464
Dividends on Preferred Stock            (140)    (157)     (338)
                                      ------   ------    ------
Income Applicable to Common Stock      3,451    3,631     3,126
Dividends on Convertible Preferred
  Stock                                   --        5       127
Dividends on Conversion Preferred
  Stock, Series 15                        --       --        62
                                      ------   ------    ------
Adjusted for Diluted Computation      $3,451   $3,636    $3,315
-----------------------------------------------------------------
Weighted-Average Common Shares
  Outstanding (1)                      458.1    469.6     411.5
Dilutive Effect of Employee Stock
  Plans (2)                             13.0     14.5      13.8
Convertible Preferred Stock               --      5.2      68.1
Conversion Preferred Stock, Series 15     --       --      16.8
                                      ------   ------    ------
Adjusted for Diluted Computation       471.1    489.3     510.2
-----------------------------------------------------------------
Basic Earnings Per Share (3)          $ 7.53   $ 7.73    $ 7.60
Diluted Earnings Per Share              7.33     7.43      6.50
-----------------------------------------------------------------
(1) Average shares reflects shares repurchased under the stock repurchase program of 9.9 million in 1997, 18.3 million in 1996, and 5.8 million in 1995.
(2) Includes the dilutive effect of stock options and stock purchase agreements computed using the treasury stock method and shares issuable under deferred stock awards. Refer to Note 8 for information regarding stock options granted subsequent to December 31, 1997.
(3) Represents Income Applicable to Common Stock divided by Weighted-Average Common Shares Outstanding.

12. BUSINESS AND GEOGRAPHIC DISTRIBUTION OF REVENUE, INCOME (LOSS), AND AVERAGE ASSETS

Citicorp attributes total revenue, income before taxes, net income (loss), and average total assets to operations based on the domicile of the customer. U.S. possessions are included in their respective geographic areas.

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

      The entire aggregate allowance for credit losses is available to absorb all probable credit losses inherent in the portfolio. For the purpose of calculating the accompanying geographic data, the amounts attributable to operations outside the U.S. are based upon year-end aggregate allowance amounts of $1,827 million for 1997, $1,807 million for 1996, and $1,809 million for 1995, and credit loss provision amounts of $738 million for 1997, $727 million for 1996, and $737 million for 1995.

Business and Geographic Distribution of Revenue, Income (Loss), and Average Assets
                                                          Total Revenue(1)               Income Before Taxes
                                                              $ Millions                          $ Millions
------------------------------------ ----------- ----------- ----------- ----------- ----------- -----------
                                          1997        1996 (2)    1995(2)     1997        1996 (2)    1995(2)
------------------------------------ ----------- ----------- ----------- ----------- ----------- -----------
Business Distribution
Global Consumer
   Citibanking                         $  6,030    $  5,796    $  5,441     $   673      $1,029     $   862
   Cards                                  5,190       5,274       5,066       1,084       1,506       1,742
   Private Bank                           1,130       1,043         929         391         348         272
Global Corporate Banking
   Emerging Markets                       3,888       3,444       2,895       1,814       1,751       1,495
   Global Relationship Banking            4,384       3,744       3,627       1,269       1,021         834
Corporate Items                             994         895         720         491         418         380
                                        -------     -------     -------      ------      ------      ------
Total (3)                               $21,616     $20,196     $18,678      $5,722      $6,073      $5,585
------------------------------------ ----------- ----------- ----------- ----------- ----------- -----------
Geographic Distribution
United States                          $  9,802    $  9,344    $  8,843      $2,042 (4)  $2,726 (4)  $2,500(4)
Western Europe                            3,323       3,365       3,352         521         577         502
Other (5)                                   719         586         564         166          76          27
                                        -------     -------     -------      ------      ------      ------
   Total Developed Markets(6)            13,844      13,295      12,759       2,729       3,379       3,029
                                        -------     -------     -------      ------      ------      ------
Latin America(7)                          3,314       2,743       2,493       1,395         917         937
Asia Pacific                              3,475       3,286       2,738       1,203       1,414       1,266
Other(8)                                    983         872         688         395         363         353
                                        -------     -------     -------      ------      ------      ------
   Total Emerging Markets (9)             7,772       6,901       5,919       2,993       2,694       2,556
                                        -------     -------     -------      ------      ------      ------
Total                                   $21,616     $20,196     $18,678      $5,722      $6,073      $5,585
------------------------------------ ----------- ----------- ----------- ----------- ----------- -----------
                                            Net Income (Loss)                     Average Assets
                                                   $ Millions                         $ Billions
------------------------------------  -----------  ----------- ----------- ----------- ----------- -----------
                                           1997         1996 (2)    1995(2)     1997        1996 (2)    1995(2)
------------------------------------  -----------  ----------- ----------- ----------- ----------- -----------
Business Distribution
Global Consumer
   Citibanking                           $   478      $   723     $   573       $  85       $  83       $  80
   Cards                                     764        1,024       1,164          31          27          25
   Private Bank                              311          281         226          16          16          15
Global Corporate Banking
   Emerging Markets                        1,559        1,436       1,132          72          60          50
   Global Relationship Banking               831          725         628          84          79          94
Corporate Items                             (352)        (401)       (259)          7           5           5
                                          ------       ------      ------        ----        ----        ----
Total (3)                                 $3,591       $3,788      $3,464        $295        $270        $269
------------------------------------  -----------   ----------- ----------- ----------- ----------- -----------
Geographic Distribution
United States                             $1,093       $1,642      $1,477        $110        $109        $114
Western Europe                               240          321         298          57          53          54
Other (5)                                     82           41          22          13          13          15
                                          ------       ------      ------        ----        ----        ----
   Total Developed Markets(6)              1,415        2,004       1,797         180         175         183
                                          ------       ------      ------        ----        ----        ----
Latin America(7)                           1,105          707         653          39          28          30
Asia Pacific                                 791          866         796          60          54          46
Other(8)                                     280          211         218          16          13          10
                                          ------       ------      ------        ----        ----        ----
   Total Emerging Markets (9)              2,176        1,784       1,667         115          95          86
                                          ------       ------      ------        ----        ----        ----
Total                                     $3,591       $3,788      $3,464        $295        $270        $269
------------------------------------   ---------   ----------- ----------- ----------- ----------- -----------

(1)   Includes net interest revenue and fees, commissions and other revenue.
(2)   Reclassified to conform to the 1997 presentation.
(3) Includes restructuring charge in 1997 of $889 million in income before taxes and $556 million in net income. Refer to Note 9 for additional details.
(4) Includes approximately $81 million in 1997, $62 million in 1996, and $58 million in 1995 of tax-exempt income, reducing the federal income tax provision.
(5)   Includes Japan and Canada.
(6) Includes pretax restructuring charges in the United States, Western Europe, and Japan and Canada of $474 million, $209 million, and $21 million, respectively.
(7)   Includes Mexico, the Caribbean, Central and South America.
(8)   Includes Central and Eastern Europe, Middle East, and Africa.
(9) Includes pretax restructuring charges in Asia Pacific, Latin America, and Central and Eastern Europe, Middle East and Africa of $115 million, $59 million, and $11 million, respectively.

13. COMMITMENTS AND CONTINGENT LIABILITIES

Citicorp and its subsidiaries are obligated under a number of non-cancelable leases for premises and equipment. Minimum rental commitments on non-cancelable leases were in the aggregate $2.1 billion, and for each of the five years subsequent to December 31, 1997, were $369 million (1998), $331 million (1999), $289 million (2000), $235 million (2001), and $179 million (2002). The minimum rental commitments do not include minimum sublease rentals under non-cancelable subleases of $129 million. Most of the leases have renewal or purchase options and escalation clauses. Rental expense was $605 million in 1997, excluding $68 million of sublease rental income, $585 million in 1996, excluding $79 million of sublease rental income, and $547 million in 1995, excluding $74 million of sublease rental income.

      At December 31, 1997, certain investment securities, trading account assets, and other assets with a carrying value of $13.9 billion were pledged as collateral for borrowings, to secure public and trust deposits, and for other purposes.

      Various legal proceedings are pending against Citicorp and its subsidiaries. Citicorp management considers that the aggregate liability, if any, resulting from these proceedings will not be material to Citicorp's financial position or results of operations.

14. FUTURE IMPACT OF NEW ACCOUNTING STANDARDS

Effective January 1, 1998 Citicorp will adopt the remaining provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which relate to the accounting for securities lending, repurchase agreements, and other secured financing activities. These provisions, whose effective date was deferred by SFAS No. 127, are not expected to have a material impact on Citicorp. In addition, the FASB is considering certain amendments and interpretations of SFAS No. 125 which, if enacted in the future, could affect the accounting for transactions within their scope.

      During the first quarter 1998 Citicorp will adopt SFAS No. 130, "Reporting Comprehensive Income," which addresses the manner in which certain adjustments to stockholders' equity (principally foreign currency translation and unrealized gains and losses on available for sale securities) are displayed in the financial statements, with no effect on reported earnings, assets or capital.

      Also during 1998 Citicorp will adopt SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which revises the requirements for disclosing segment data. Citicorp does not anticipate a significant change in its segment disclosures as a result of the new standard.

15. STOCKHOLDER'S EQUITY OF CITIBANK, N.A.

Changes in Stockholder's Equity

In Millions of Dollars                  1997     1996      1995
-----------------------------------------------------------------
Balance at Beginning of Year         $16,298  $14,966   $14,140
   Net Income                          2,634    2,743     2,332
   Dividends                          (1,750)  (2,300)   (1,500)
   Contributions from Parent              --       57        --
   Change in Net Unrealized Gains
   on Securities Available
     for Sale                           (243)     533        97
   Effect of Transfer from
   Securities Held to Maturity to
     Securities Available for Sale        --       --      (262)
   Foreign Currency Translation         (112)     (31)       20
   Other                                 341      330       139
                                     -------  -------   -------
Balance at End of Year               $17,168  $16,298   $14,966
                                     -------  -------   -------
-----------------------------------------------------------------

Citibank's net income for 1997 of $2,634 million includes an after tax restructuring charge of $384 million ($593 million pretax) related to cost management programs and customer service initiatives to improve operational efficiency and productivity. See Note 9 for further discussions.

      Authorized capital stock of Citibank was 40 million shares at December 31, 1997, 1996, and 1995.

16. CITICORP (PARENT COMPANY ONLY)

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

      Citicorp's national and state-chartered bank subsidiaries can declare dividends to their respective parent companies in 1998, without regulatory approval, of approximately $2.0 billion, adjusted by the effect of their net income (loss) for 1998 up to the date of any such dividend declaration. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that its bank subsidiaries can distribute dividends to Citicorp of approximately $1.6 billion of the available $2.0 billion, adjusted by the effect of their net income (loss) up to the date of any such dividend declaration.

      Citicorp also receives dividends from its nonbank subsidiaries. These nonbank subsidiaries are generally not subject to regulatory restrictions on their payment of dividends except that the approval of the Office of Thrift Supervision ("OTS") may be required if total dividends declared by a savings association in any calendar year exceed amounts specified by that agency's regulations.

Condensed Statement of Income
                                 Citicorp (Parent Company  Only)
In Millions of Dollars                  1997     1996      1995
-----------------------------------------------------------------
Revenue
Dividends from Subsidiary Banks       $1,850   $2,400    $1,600
Dividends from Subsidiaries
   Other Than Banks                      569    1,099       730
Interest from Subsidiaries               784      789       787
Other Revenue(1)                          92       67        72
                                      ------   ------    ------
                                       3,295    4,355     3,189
                                      ------   ------    ------
Expense
Interest on Other Borrowed Funds         119      101       132
Interest and Fees Paid to                210      126       137
Subsidiaries
Interest on Long-Term Debt               844      890       947
Other Expense                             12       22        14
                                    -------- --------  ---------
                                       1,185    1,139     1,230
                                       -----  -------    ------
Income Before Taxes and Equity in
   Undistributed Income of
   Subsidiaries                        2,110    3,216     1,959
Income Tax Benefit--Current               77       88       102
Equity in Undistributed Income
   of Subsidiaries                     1,404      484     1,403
                                      ------ --------   -------
Net Income                            $3,591   $3,788    $3,464
-----------------------------------------------------------------
(1) Includes net securities gains of $56 million, $13 million, and $1 million in 1997, 1996, and 1995, respectively.

Condensed Balance Sheet                           Citicorp (Parent Company Only)

In Millions of Dollars                  December 31, 1997    December 31, 1996
--------------------------------------------------------------------------------
Assets
Deposits with Subsidiary Banks,
     Principally Interest-Bearing                  $ 2,631             $ 2,201
Securities--Available for Sale                       1,319               1,685
Investments in and Advances to:
  Citibank, N.A. and Other
  Subsidiary Banks                                  26,413              24,567
  Subsidiaries Other Than Banks                      9,128               7,771
Other Assets                                           609                 534
                                                   -------             -------
Total                                              $40,100             $36,758
                                                   -------             -------
--------------------------------------------------------------------------------
Liabilities and
Stockholders' Equity

Purchased Funds and Other Borrowings               $ 2,091             $   968
Advance from Subsidiaries                               81                 197
Other Liabilities                                    1,360               1,399
Long-Term Debt (Note 1)                             14,599              13,163
Junior Subordinated Deferrable
     Interest Debentures Held
     by Trust (Note 1)                                 773                 309
Stockholders' Equity                                21,196              20,722
                                                   -------             -------
Total                                              $40,100             $36,758
--------------------------------------------------------------------------------

Condensed Statement of Cash Flows                 Citicorp (Parent Company Only)

In Millions of Dollars                               1997       1996       1995
--------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net Income                                       $  3,591   $  3,788   $  3,464

Adjustments to Reconcile Net
   Income to Net Cash Provided
   by Operating Activities:
     Equity in Undistributed Income                (1,404)      (484)    (1,403)
       of Subsidiaries
     Other, Net                                      (213)        29        203
                                                 --------   --------   --------
Net Cash Provided
   by Operating Activities                          1,974      3,333      2,264
                                                 --------   --------   --------
Cash Flows from Investing
Activities
   Securities:
     Purchases                                     (2,802)    (3,216)    (2,394)
     Sales                                          1,869      1,581        471
     Maturities                                     1,525      1,175      1,525
   Subsidiaries:
     Investments and Advances                     (39,841)   (32,871)   (78,370)
     Repayment of Advances                         37,870     33,780     78,670
                                                 --------   --------   --------
Net Cash (Used In) Provided by
     Investing  Activities                         (1,379)       449        (98)
                                                 --------   --------   --------
Cash Flows from Financing Activities
   Purchased Funds and Other Borrowings:
     Proceeds                                       5,820      5,483      5,194
     Repayments                                    (4,697)    (5,980)    (5,354)
   Advances from Subsidiaries:
     Proceeds                                         111         98          5
     Repayments                                      (231)        (2)       (84)
   Long-Term Debt:
     Proceeds                                       4,163      2,470      2,758
     Repayments                                    (2,690)    (2,839)    (2,616)
   Proceeds from Issuance of
     Junior Subordinated
     Deferrable Interest Debentures
     Held by Trust                                    464        309       --
     Preferred Stock:
     Proceeds from Issuance                          --         --          390
     Redemption                                      (175)      --         (125)
   Common Stock Issuance Proceeds                     434        537        416
   Treasury Stock Repurchases                      (2,259)    (3,069)    (1,531)
   Dividends Paid                                  (1,105)    (1,012)      (835)
                                                 --------   --------   --------
Net Cash Used in Financing Activities                (165)    (4,005)    (1,782)
                                                 --------   --------   --------
Net Increase (Decrease) in
   Deposits with Subsidiary Banks                     430       (223)       384
Deposits with Subsidiary Banks
   Beginning of Year                                2,201      2,424      2,040
                                                 --------   --------   --------
Deposits With Subsidiary
     Banks at End of Year                        $  2,631   $  2,201   $  2,424
                                                 --------   --------   --------
--------------------------------------------------------------------------------
Cash Paid During the Year for:
   Interest                                      $    912   $    929   $    980
   Income Taxes                                     1,367        794        783
--------------------------------------------------------------------------------

QUARTERLY FINANCIAL INFORMATION

                                                                                                          Citicorp and Subsidiaries
In Millions of Dollars, Except Share Data                                        1997                                         1996
----------------------------------------------------------------------------------------      --------------------------------------
                                                    4th      3rd       2nd       1st               4th       3rd      2nd       1st
                                                 ---------------------------------------      --------------------------------------
Net Interest Revenue                             $  2,859  $  2,876  $  2,863  $  2,804       $  2,818  $  2,709  $  2,728  $  2,685
Fees, Commissions, and Other Revenue                2,709     2,665     2,448     2,392          2,547     2,301     2,265     2,143
                                                 --------  --------  --------  --------       --------  --------  --------  --------
Total Revenue                                       5,568     5,541     5,311     5,196          5,365     5,010     4,993     4,828
Provision for Credit Losses                           486       486       512       423            504       449       479       494
Operating Expense (1)
                                                    3,408     4,237     3,173     3,169          3,281     3,078     2,978     2,860
                                                 --------  --------  --------  --------       --------  --------  --------  --------
Income Before Taxes                                 1,674       818     1,626     1,604          1,580     1,483     1,536     1,474
Income Taxes                                          613       307       602       609            593       548       584       560
                                                 --------  --------  --------  --------       --------  --------  --------  --------
Net Income                                       $  1,061  $    511  $  1,024  $    995       $    987  $    935  $    952  $    914
------------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share (2)
Basic                                            $   2.26  $   1.04  $   2.16  $   2.07       $   2.03  $   1.90  $   1.92  $   1.88
Diluted                                              2.20      1.01      2.10      2.01           1.97      1.85      1.86      1.75
------------------------------------------------------------------------------------------------------------------------------------
Cash Dividends Declared
Preferred Stock                                  $     34  $     35  $     34  $     38       $     38  $     38  $     38  $     47
Common Stock                                          239       241       241       243            211       213       216       210
Common Stock, Per Share                             0.525     0.525     0.525     0.525           0.45      0.45      0.45      0.45
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                                     $310,897  $300,381  $304,293  $290,354       $281,018  $271,930  $266,824  $263,566
------------------------------------------------------------------------------------------------------------------------------------
Common Stock Price Range (3)
High                                            $144 3/16 $139 11/16 $124 1/4  $126 3/8       $109 1/4   $90 5/8   $86 5/8  $     81
Low                                                   116  123 5/16   102 1/2   100 1/4         91 3/8    76 1/4    75 3/8    62 1/2
Close                                            126 7/16  133 15/16 120 9/16   108 1/4            103    90 5/8    82 3/4        80
------------------------------------------------------------------------------------------------------------------------------------

(1)   Third Quarter 1997 includes $889 million restructuring charge.
(2) See Note 11 to the consolidated financial statements. Disclosures reflect adoption of SFAS No. 128, "Earnings Per Share."
(3)   Based on the New York Stock Exchange Composite Listing.

10-K CROSS-REFERENCE INDEX

--------------------------------------------------------------------------------
This Annual Report and Form 10-K incorporate into a single document the requirements of the accounting profession and the Securities and Exchange Commission, including a comprehensive explanation of 1997 results.
--------------------------------------------------------------------------------

      Certain statistical data required by the Securities and Exchange Commission is included on pages 26, 45 through 47, and 82 through 89.

--------------------------------------------------------------------------------
PART I                                                     Page

Item       1     Business.........4-24, 25-40, 41-47, 79, 90-91
Item       2     Properties..................................91
Item       3     Legal Proceedings...........................79
Item       4     Not Applicable
----------------------------------------------------------------
PART II

Item       5     Market for the Registrant's
                 Common Equity and Related
                 Stockholder Matters................80, 82, 96
Item       6     Selected Financial Data................26, 49
Item       7     Management's Discussion and
                 Analysis of Financial Condition and Results
                 of Operations...............4-24, 26-54, 82-91
Item      7A     Quantitative and Qualitative
                 Disclosures About Market Risk.....42-45, 64-71
Item       8     Financial Statements and
                 Supplementary Data................45-47, 55-89
Item       9     Not Applicable
---------------------------------------------------------------
PART III
Item    10   Directors and Executive Officers
             of the Registrant..............................*
Item    11   Executive Compensation.........................*
Item    12   Security Ownership of Certain
             Beneficial Owners and Management ..............*
Item    13   Certain Relationships and Related
             Transactions...................................*
-------------------------------------------------------------
PART IV
 Item   14    Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K...........................92
----------------------------------------------------------------

* Citicorp's 1998 Proxy Statement is incorporated herein by reference. Such incorporation by reference shall not include the information referred to in Item 402(a)(8) of Regulation S-K.

FINANCIAL DATA SUPPLEMENT

AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS (1) (2)  Citicorp and Subsidiaries

                                                                               AVERAGE VOLUME
                                                    ------------- ------------- ---------------
In Millions of Dollars                                      1997          1996          1995
-----------------------------------------------------------------------------------------------
LOANS  (NET OF UNEARNED INCOME) (3)
Consumer Loans
   In U.S. Offices                                     $  55,947     $  54,179     $  50,918
   In Offices Outside the U.S. (4)                        51,274        51,282        48,811
                                                       ---------     ---------     ---------
      Total Consumer Loans                               107,221       105,461        99,729
                                                       ---------     ---------     ---------
Commercial Loans
   In U.S. Offices
      Commercial and Industrial                           10,484         8,927         9,982
      Mortgage and Real Estate                             2,674         4,256         5,413
      Loans to Financial Institutions                        499           481           426
      Lease Financing                                      3,048         3,219         3,198
    In Offices Outside the U.S. (4)                       50,791        43,387        37,921
                                                       ---------     ---------     ---------
      Total Commercial Loans                              67,496        60,270        56,940
                                                       ---------     ---------     ---------
      Total Loans                                        174,717       165,731       156,669
                                                       ---------     ---------     ---------
FEDERAL FUNDS SOLD AND RESALE AGREEMENTS
In U.S. Offices                                            6,973         8,774        11,816
In Offices Outside the U.S. (4)                            5,633         3,730         2,408
                                                       ---------     ---------     ---------
      Total                                               12,606        12,504        14,224
                                                       ---------     ---------     ---------
SECURITIES
At Cost/Lower of Cost or Market
   In U.S. Offices - Taxable                                 ---           ---         1,460
   In Offices Outside the U.S. (4)                           ---           ---         3,090
                                                       ---------     ---------     ---------
      Total                                                  ---           ---         4,550
                                                       ---------     ---------     ---------
At Fair Value
   In U.S. Offices
      Taxable                                              8,808         7,276         5,419
      Exempt from U.S. Income Tax                          2,619         1,708         1,599
   In Offices Outside the U.S. (4)                        20,729        15,189         8,465
                                                       ---------     ---------     ---------
      Total                                               32,156        24,173        15,483
                                                       ---------     ---------     ---------
      Total Securities                                    32,156        24,173        20,033
                                                       ---------     ---------     ---------
TRADING ACCOUNT ASSETS (5)

In U.S. Offices                                            4,901         5,662        10,879
In Offices Outside the U.S. (4)                            9,928        11,413        10,871
                                                       ---------     ---------     ---------
      Total                                               14,829        17,075        21,750
                                                       ---------     ---------     ---------
LOANS HELD FOR SALE, In U.S. Offices                       3,571           ---           ---
DEPOSITS AT INTEREST WITH BANKS (4)                       14,003        12,559        11,288
                                                       ---------     ---------     ---------

Total Interest-Earning Assets                            251,882       232,042       223,964
Non-Interest-Earning Assets (5)                           42,915        38,112        44,817
                                                       ---------     ---------     ---------
TOTAL ASSETS                                            $294,797      $270,154      $268,781
                                                       ---------     ---------     ---------
-----------------------------------------------------------------------------------------------
DEPOSITS

In U.S. Offices
   Savings Deposits (6)                                $  27,149     $  25,927     $  24,715
   Other Time Deposits                                    12,302        12,556        11,756
In Offices Outside the U.S. (4)                          128,546       116,565       110,236
                                                       ---------     ---------     ---------
      Total                                              167,997       155,048       146,707
                                                       ---------     ---------     ---------
TRADING ACCOUNT LIABILITIES (5)
In U.S. Offices                                            2,457         2,463         2,851
In Offices Outside the U.S. (4)                            2,576         2,089         1,328
                                                       ---------     ---------     ---------
      Total                                                5,033         4,552         4,179
                                                       ---------     ---------     ---------
PURCHASED FUNDS AND OTHER BORROWINGS
In U.S. Offices                                           14,111        14,286        20,805
In Offices Outside the U.S. (4)                            8,030         6,271         6,053
                                                       ---------     ---------     ---------
      Total                                               22,141        20,557        26,858
                                                       ---------     ---------     ---------
LONG-TERM DEBT

In U.S. Offices                                           15,242        14,661        14,736
In Offices Outside the U.S. (4)                            4,448         4,356         3,492
                                                       ---------     ---------     ---------
      Total                                               19,690        19,017        18,228
                                                       ---------     ---------     ---------
Total Interest-Bearing Liabilities                       214,861       199,174       195,972

Demand Deposits in U.S. Offices                           11,166        12,368        11,636
Other Non-Interest-Bearing Liabilities (5)                47,776        38,625        42,279
Total Stockholders' Equity                                20,994        19,987        18,894
                                                       ---------     ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $294,797      $270,154      $268,781
                                                       ---------     ---------     ---------
-----------------------------------------------------------------------------------------------
NET INTEREST REVENUE AS A  PERCENTAGE OF
   AVERAGE INTEREST-EARNING ASSETS
In U.S. Offices (7)                                    $  99,500     $  94,544      $101,161
In Offices Outside the U.S. (7)                          152,382       137,498       122,803
                                                       ---------     ---------     ---------
TOTAL                                                   $251,882      $232,042      $223,964
                                                       ---------     ---------     ---------
-----------------------------------------------------------------------------------------------

                                                           INTEREST REVENUE/EXPENSE                             % AVERAGE RATE
                                              -------------------------------------  ------------------------------------------
In Millions of Dollars                            1997          1996           1995           1997         1996            1995
-------------------------------------------------------------------------------------------------------------------------------
LOANS  (NET OF UNEARNED INCOME) (3)
Consumer Loans
   In U.S. Offices                            $  5,809      $  5,749       $  5,607          10.38         10.61          11.01
   In Offices Outside the U.S. (4)               6,308         6,489          6,251          12.30         12.65          12.81
                                              --------      --------       --------
      Total Consumer Loans                      12,117        12,238         11,858          11.30         11.60          11.89
                                              --------      --------       --------
Commercial Loans
   In U.S. Offices
      Commercial and Industrial                    905           827            883           8.63          9.26           8.85
      Mortgage and Real Estate                     285           330            413          10.66          7.75           7.63
      Loans to Financial Institutions               48            41             20           9.62          8.52           4.69
      Lease Financing                              205           211            231           6.73          6.55           7.22
    In Offices Outside the U.S. (4)              5,411         4,867          4,405          10.65         11.22          11.62
                                              --------      --------       --------
      Total Commercial Loans                     6,854         6,276          5,952          10.15         10.41          10.45
                                              --------      --------       --------
      Total Loans                               18,971        18,514         17,810          10.86         11.17          11.37
                                              --------      --------       --------
FEDERAL FUNDS SOLD AND RESALE AGREEMENTS
In U.S. Offices                                    354           460            675           5.08          5.24           5.71
In Offices Outside the U.S. (4)                    518           442            381           9.20         11.85          15.82
                                              --------      --------       --------
      Total                                        872           902          1,056           6.92          7.21           7.42
                                              --------      --------       --------
SECURITIES
At Cost/Lower of Cost or Market
   In U.S. Offices - Taxable                       ---           ---             96           ---           ---            6.58
   In Offices Outside the U.S. (4)                 ---            ---           236           ---           ---            7.64
                                              --------      --------       --------
      Total                                        ---            ---           332           ---           ---            7.30
                                              --------      --------       --------
At Fair Value
   In U.S. Offices
      Taxable                                      412           351            254           4.68          4.82           4.69
      Exempt from U.S. Income Tax                  170           110            107           6.49          6.44           6.69
   In Offices Outside the U.S. (4)               1,661         1,342            879           8.01          8.84          10.38
                                              --------      --------       --------
      Total                                      2,243         1,803          1,240           6.98          7.46           8.01
                                              --------      --------       --------
      Total Securities                           2,243         1,803          1,572           6.98          7.46           7.85
                                              --------      --------       --------
TRADING ACCOUNT ASSETS (5)

In U.S. Offices                                    289           333            713           5.90          5.88           6.55
In Offices Outside the U.S. (4)                    725           979          1,075           7.30          8.58           9.89
                                              --------      --------       --------
      Total                                      1,014         1,312          1,788           6.84          7.68           8.22
                                              --------      --------       --------
LOANS HELD FOR SALE, In U.S. Offices               440           ---            ---          12.32          ---            ---
DEPOSITS AT INTEREST WITH BANKS (4)                995           858            770           7.11          6.83           6.82
                                              --------      --------       --------

Total Interest-Earning Assets                  $24,535       $23,389        $22,996           9.74         10.08          10.27
                                              --------      --------       --------          -----         -----          -----
Non-Interest-Earning Assets (5)

TOTAL ASSETS
-------------------------------------------------------------------------------------------------------------------------------
DEPOSITS

In U.S. Offices
   Savings Deposits (6)                     $      811    $      756     $      758           2.99          2.92           3.07
   Other Time Deposits                             610           782            741           4.96          6.23           6.30
In Offices Outside the U.S. (4)                  8,192         7,436          7,403           6.37          6.38           6.72
                                              --------      --------       --------
      Total                                      9,613         8,974          8,902           5.72          5.79           6.07
                                              --------      --------       --------
TRADING ACCOUNT LIABILITIES (5)
In U.S. Offices                                    135           142            179           5.49          5.77           6.28
In Offices Outside the U.S. (4)                    175           171            121           6.79          8.19           9.11
                                              --------      --------       --------
      Total                                        310           313            300           6.16          6.88           7.18
                                              --------      --------       --------
PURCHASED FUNDS AND OTHER BORROWINGS
In U.S. Offices                                    841           888          1,306           5.96          6.22           6.28
In Offices Outside the U.S. (4)                    973           887          1,073          12.12         14.14          17.73
                                              --------      --------       --------
      Total                                      1,814         1,775          2,379           8.19          8.63           8.86
                                              --------      --------       --------
LONG-TERM DEBT

In U.S. Offices                                    932           921          1,063           6.11          6.28           7.21
In Offices Outside the U.S. (4)                    412           426            368           9.26          9.78          10.54
                                              --------      --------       --------
      Total                                      1,344         1,347          1,431           6.83          7.08           7.85
                                              --------      --------       --------
Total Interest-Bearing Liabilities             $13,081       $12,409        $13,012           6.09          6.23           6.64
                                              --------      --------       --------          -----         -----          -----
-------------------------------------------------------------------------------------------------------------------------------
NET INTEREST REVENUE AS A  PERCENTAGE
   OF AVERAGE INTEREST-EARNING ASSETS
In U.S. Offices (7)                           $  4,968      $  4,517         $4,238           4.99          4.78           4.19
In Offices Outside the U.S. (7)                  6,486         6,463          5,746           4.26          4.70           4.68
                                              --------      --------       --------
TOTAL                                          $11,454       $10,980         $9,984           4.55          4.73           4.46
-------------------------------------------------------------------------------------------------------------------------------

(1) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.
(2) Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 1 to the consolidated financial statements.
(3)   Includes cash-basis loans.
(4) Average rates reflect prevailing local interest rates including inflationary effects and monetary correction in certain countries.
(5) The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest earning assets and other non-interest bearing liabilities.
(6) Savings deposits consist of Insured Money Market Rate accounts, NOW accounts, and other savings deposits.
(7) Includes allocations for capital and funding costs based on the location of the asset.

ANALYSIS OF CHANGES IN NET INTEREST REVENUE

---------------------------------------------------------------------------------------------------------------------------------
TAXABLE EQUIVALENT BASIS (1)                                          1997 vs. 1996                                1996 vs. 1995
-------------------------------------------- ---------------------------------------  -------------------------------------------
                                                 INCREASE (DECREASE)                          Increase (Decrease)
                                                   DUE TO CHANGE IN:                            Due to Change In:
                                             ------------------------                 ----------------------------
                                               AVERAGE       AVERAGE            NET         Average       Average            Net
In Millions of Dollars                          VOLUME          RATE       CHANGE (2)        Volume          Rate      Change (2)
-------------------------------------------- ---------- ------------- --------------- -------------- ------------- --------------
LOANS--CONSUMER
In U.S. Offices                                $   185      $   (125)      $    60         $   351       $   (209)    $     142
In Offices Outside the U.S. (3)                     (1)         (180)         (181)            313            (75)          238
                                             ---------      --------      --------        --------     ----------    ----------
   TOTAL                                           184          (305)         (121)            664           (284)          380
                                              ---------     --------      --------        --------      ---------    ----------
LOANS--COMMERCIAL
In U.S. Offices                                    (15)           49            34            (177)            39          (138)
In Offices Outside the U.S. (3)                    798          (254)          544             617           (155)          462
                                              --------      --------      --------        --------      ---------    ----------
   TOTAL                                           783          (205)          578             440           (116)          324
                                              --------      --------      --------        --------      ---------    ----------
     Total Loans                                   967          (510)          457           1,104           (400)          704
                                              --------      --------      --------         -------      ---------    ----------
FEDERAL FUNDS SOLD AND RESALE AGREEMENTS
In U.S. Offices                                    (91)          (15)         (106)           (163)           (52)         (215)
In Offices Outside the U.S. (3)                    190          (114)           76             173           (112)           61
                                              --------      --------     ---------        --------      ---------   -----------
   TOTAL                                            99          (129)          (30)             10           (164)         (154)
                                             ---------      --------     ---------       ---------      ---------     ---------
SECURITIES
In U.S. Offices                                    124            (3)          121              27            (23)            4
In Offices Outside the U.S. (3)                    453          (134)          319             327           (100)          227
                                              --------      --------      --------        --------      ---------    ----------
   TOTAL                                           577          (137)          440             354           (123)          231
                                              --------      --------      --------        --------      ---------    ----------
TRADING ACCOUNT ASSETS
In U.S. Offices                                    (45)            1           (44)           (313)           (67)         (380)
In Offices Outside the U.S. (3)                   (118)         (136)         (254)             52           (148)          (96)
                                              --------      --------      --------       ---------      ---------     ---------
   TOTAL                                          (163)         (135)         (298)           (261)          (215)         (476)
                                              --------      --------      --------          ------      ---------      --------
LOANS HELD FOR SALE,  In U.S. Offices              440           ---           440             ---            ---           ---
DEPOSITS AT INTEREST WITH BANKS (3)                102            35           137              87              1            88
                                              --------    ----------      --------       ---------   ------------   -----------
TOTAL INTEREST REVENUE                           2,022          (876)        1,146           1,294           (901)          393
-------------------------------------------- ---------- ------------- --------------  -------------- ------------- -------------
DEPOSITS
In U.S. Offices                                     38          (155)         (117)             81            (42)           39
In Offices Outside the U.S. (3)                    763            (7)          756             414           (381)           33
                                              --------    ----------      --------        --------       --------   -----------
   TOTAL                                           801          (162)          639             495           (423)           72
                                              --------      --------      --------        --------       --------   -----------
TRADING ACCOUNT LIABILITIES
In U.S. Offices                                    ---            (7)           (7)            (23)           (14)          (37)
In Offices Outside the U.S. (3)                     36           (32)            4              63            (13)           50
                                             ---------     ---------   -----------       ---------      ---------    ----------
   TOTAL                                            36           (39)           (3)             40            (27)           13
                                             ---------     ---------    ----------       ---------      ---------    ----------
PURCHASED FUNDS AND OTHER BORROWINGS
In U.S. Offices                                    (11)          (36)          (47)           (405)           (13)         (418)
In Offices Outside the U.S. (3)                    225          (139)           86              37           (223)         (186)
                                              --------      --------     ---------       ---------        -------      --------
   TOTAL                                           214          (175)           39            (368)          (236)         (604)
                                              --------      --------     ---------         -------        -------      --------
LONG-TERM DEBT
In U.S. Offices                                     36           (25)           11              (5)          (137)         (142)
In Offices Outside the U.S. (3)                      9           (23)          (14)             86            (28)           58
                                             ---------     ---------     ---------       ---------       --------     ---------
   TOTAL                                            45           (48)           (3)             81           (165)          (84)
                                             ---------     ---------    ----------       ---------        -------     ---------
TOTAL INTEREST EXPENSE                           1,096          (424)          672             248           (851)         (603)
-------------------------------------------- ---------- ------------- --------------  -------------- ------------- -------------
NET INTEREST REVENUE                           $   926      $   (452)      $   474          $1,046         $  (50)       $  996
-------------------------------------------- ---------- ------------- --------------  -------------- ------------- -------------

(1) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.
(2) Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change."
(3) Changes in average rates reflect changes in prevailing local interest rates including inflationary effects and monetary correction in certain countries.

LOANS OUTSTANDING
In Millions of Dollars at Year-End                       1997             1996             1995             1994            1993
----------------------------------------------------------------------------------------------------------------------------------
CONSUMER LOANS
In U.S. Offices
   Mortgage and Real Estate (1)                     $  22,599        $  23,421        $  22,604        $  21,089       $  22,719
   Installment, Revolving Credit, and Other (1)        35,747           36,285           32,429           29,523          22,490
   Lease Financing                                         --               --               --               32             152
                                                    ---------        ---------        ---------        ---------       ---------
                                                       58,346           59,706           55,033           50,644          45,361
                                                    ---------        ---------        ---------        ---------       ---------
In Offices Outside the U.S.
   Mortgage and Real Estate                            17,685           18,379           18,240           16,830          13,908
   Installment, Revolving Credit, and Other            32,179           33,905           32,521           29,303          25,355
   Lease Financing                                        544              754              765              732             672
                                                    ---------        ---------        ---------        ---------       ---------
                                                       50,408           53,038           51,526           46,865          39,935
                                                    ---------        ---------        ---------        ---------       ---------
                                                      108,754          112,744          106,559           97,509          85,296
Unearned Income                                          (688)            (897)            (916)            (909)           (942)
                                                    ---------        ---------        ---------        ---------       ---------
Consumer Loans-- Net                                  108,066          111,847          105,643           96,600          84,354
                                                    ---------        ---------        ---------        ---------       ---------
COMMERCIAL LOANS
In U.S. Offices
   Commercial and Industrial                           11,234            8,747            9,509           10,236           8,969
   Mortgage and Real Estate                             2,398            2,977            4,681            5,616           7,440
   Loans to Financial Institutions                        371            1,035              365              297             269
   Lease Financing                                      3,087            3,017            3,239            3,271           3,541
                                                    ---------        ---------        ---------        ---------       ---------
                                                       17,090           15,776           17,794           19,420          20,219
                                                    ---------        ---------        ---------        ---------       ---------
In Offices Outside the U.S.
   Commercial and Industrial                           47,417           36,901           32,966           27,120          23,624
   Mortgage and Real Estate                             1,651            1,815            1,901            1,995           2,201
   Loans to Financial Institutions                      6,480            4,837            4,229            3,263           3,123
   Governments and Official Institutions                2,376            2,252            2,180            3,265           4,807
   Lease Financing                                      1,092            1,294            1,098              934             800
                                                    ---------        ---------        ---------        ---------       ---------
                                                       59,016           47,099           42,374           36,577          34,555
                                                    ---------        ---------        ---------        ---------       ---------
                                                       76,106           62,875           60,168           55,997          54,774
Unearned Income                                          (159)            (110)            (169)            (177)           (161)
                                                    ---------        ---------        ---------        ---------       ---------
Commercial Loans-- Net                                 75,947           62,765           59,999           55,820          54,613
                                                    ---------        ---------        ---------        ---------       ---------
Total Loans-- Net of Unearned Income                  184,013          174,612          165,642          152,420         138,967
Allowance for Credit Losses (2)                        (5,816)          (5,503)          (5,368)          (5,155)         (4,379)
                                                    ---------        ---------        ---------        ---------       ---------
TOTAL LOANS-- NET OF UNEARNED INCOME AND
ALLOWANCE FOR CREDIT LOSSES                          $178,197         $169,109         $160,274         $147,265        $134,588
                                                    ---------        ---------        ---------        ---------       ---------
----------------------------------------------------------------------------------------------------------------------------------

(1) Commencing in 1997, Citicorp classifies credit card and mortgage loans intended for sale as loans held for sale, which are accounted for at the lower of cost or market value.
(2) See footnote 1.C. on page 69 regarding the change in the apportionment and display of the aggregate allowance for credit losses in 1997.


LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

MATURITIES OF THE GROSS COMMERCIAL LOAN PORTFOLIO
                                                                 DUE       OVER 1 BUT
                                                              WITHIN           WITHIN            OVER
In Millions of Dollars at Year-End                            1 YEAR          5 YEARS         5 YEARS            TOTAL
---------------------------------------------------------------------- ---------------- --------------- ----------------
In U.S. Offices
   Commercial and Industrial Loans                           $  4,203         $  5,127           $1,904         $11,234
   Mortgage and Real Estate                                       746            1,015              637           2,398
   Loans to Financial Institutions                                152              178               41             371
   Lease Financing                                                893            1,398              796           3,087
In Offices Outside the U.S.                                    43,924           10,273            4,819          59,016
                                                             --------      -----------         --------        --------
TOTAL                                                         $49,918          $17,991           $8,197         $76,106
---------------------------------------------------------------------- ---------------- --------------- ----------------

Sensitivity of Loans Due After One Year to Changes in Interest Rates (1)
   Loans at Predetermined Interest Rates                                      $  4,069           $2,338
   Loans at Floating or Adjustable Interest Rates                               13,922            5,859
                                                                             ---------         --------
TOTAL                                                                          $17,991           $8,197
---------------------------------------------------------------------- ---------------- --------------- ----------------

(1) Based on contractual terms. Repricing characteristics may effectively be modified from time to time using derivative contracts. See Note 1 to the consolidated financial statements.

CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS (1)
In Millions of Dollars at Year-End                 1997    1996    1995   1994     1993
----------------------------------------------------------------------------------------
COMMERCIAL CASH-BASIS LOANS
Collateral Dependent (at Lower of Cost
   or Collateral Value) (2)                      $  258  $  263  $  779  $1,347  $2,704
Other (3)                                           806     642     755     770   1,970
                                                 ------  ------  ------  ------  ------
TOTAL                                            $1,064  $  905  $1,534  $2,117  $4,674
----------------------------------------------------------------------------------------
COMMERCIAL CASH-BASIS LOANS
In U.S. Offices                                  $  296  $  292  $  925  $1,547  $2,841
In Offices Outside the U.S. (3)                     768     613     609     570   1,833
                                                 ------  ------  ------  ------  ------
TOTAL                                            $1,064  $  905  $1,534  $2,117  $4,674
----------------------------------------------------------------------------------------
COMMERCIAL RENEGOTIATED LOANS
In U.S. Offices                                  $   20  $  264  $  309  $  563  $  641
In Offices Outside the U.S.                          39      57     112     155      67
                                                 ------  ------  ------  ------  ------
TOTAL                                            $   59  $  321  $  421  $  718  $  708
----------------------------------------------------------------------------------------
CONSUMER LOANS ON WHICH ACCRUAL OF INTEREST
  HAD BEEN SUSPENDED
In U.S. Offices (4)                              $  856  $1,116  $1,413  $1,538  $1,965
In Offices Outside the U.S.                         993   1,071   1,247   1,066     948
                                                 ------  ------  ------  ------  ------
TOTAL                                            $1,849  $2,187  $2,660  $2,604  $2,913
----------------------------------------------------------------------------------------
ACCRUING LOANS 90 OR MORE DAYS DELINQUENT (5)
In U.S. Offices (4)                              $  606  $  696  $  499  $  415  $  635
In Offices Outside the U.S.                         467     422     498     460     421
                                                 ------  ------  ------  ------  ------
TOTAL                                            $1,073  $1,118  $  997  $  875  $1,056
----------------------------------------------------------------------------------------

(1) For a discussion of risks in the consumer loan portfolio, see pages 35 and 36, and of commercial cash-basis loans, see page 38.
(2) A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.
(3) Includes foreign currency derivative contracts with a balance sheet credit exposure of $59 million at December 31, 1997 for which the recognition of revaluation gains has been suspended.
(4) Excludes $11 million of consumer loans on which accrual of interest had been suspended and $27 million of accruing loans 90 or more days delinquent related to loans held for sale at December 31, 1997.
(5) Includes consumer loans of $1.0 billion, $1.0 billion, $951 million, $828 million, and $802 million at December 31, 1997, 1996, 1995, 1994, and 1993, respectively, of which $240 million, $239 million, $208 million, $150 million, and $114 million, respectively, are government-guaranteed student loans.

OTHER REAL ESTATE OWNED (OREO) AND ASSETS PENDING DISPOSITION (1)

In Millions of Dollars at Year-End          1997    1996    1995    1994    1993
--------------------------------------------------------------------------------
Consumer OREO                               $263  $  452  $  529  $  569  $  733
CommerciaL OREO                              461     614     625     958   1,637
                                            ----  ------  ------  ------  ------
TOTAL                                       $724  $1,066  $1,154  $1,527  $2,370
--------------------------------------------------------------------------------
ASSETS PENDING DISPOSITION (2)              $ 96  $  160  $  205  $  195  $  429
--------------------------------------------------------------------------------
(1)   Carried at lower of cost or collateral value.
(2) Represents consumer residential mortgage loans that have a high probability of foreclosure.

FOREGONE INTEREST REVENUE ON LOANS(1)
                                                            In non-U.S.    1997
In Millions of Dollars                     In U.S Offices      Offices    TOTAL
--------------------------------------------------------------------------------
Interest Revenue that Would Have Been
  Accrued at Original Contractual Rates(2)           $143         $260     $403
Amount Recognized as Interest Revenue(2)               86           65      151
                                                   ------       ------    ------
FOREGONE INTEREST REVENUE                            $ 57         $195     $252
--------------------------------------------------------------------------------
(1) Relates to commercial cash-basis and renegotiated loans and consumer loans on which accrual of interest had been suspended.
(2) Interest revenue in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain countries.

DETAILS OF CREDIT LOSS EXPERIENCE
In Millions of Dollars at Year-End                                              1997(1)       1996       1995       1994       1993
------------------------------------------------------------------------------------------------------------------------------------
AGGREGATE ALLOWANCE FOR CREDIT LOSSES AT BEGINNING OF YEAR                   $ 5,503       $ 5,368    $ 5,155    $ 4,379    $ 3,859
                                                                             -------       -------    -------    -------    -------

Provision for Credit Losses                                                    1,907         1,926      1,991      1,881      2,600

GROSS CREDIT LOSSES
CONSUMER (2)
In U.S. Offices                                                                1,437         1,296      1,137      1,120      1,245
In Offices Outside the U.S.                                                      868           876        825        594        504
COMMERCIAL
Mortgage and Real Estate
      In U.S. Offices                                                             21            27        118        200        333
      In Offices Outside the U.S.                                                 47            32         25         48        132
Governments and Official Institutions in Offices Outside the U.S.               --            --           37       --          131
Loans to Financial Institutions  in Offices Outside the U.S.                       7            12         11       --            9
Commercial and Industrial
      In U.S. Offices                                                             13            36         48         57        148
      In Offices Outside the U.S.                                                109           159        137         64        175
                                                                             -------       -------    -------    -------    -------
                                                                               2,502         2,438      2,338      2,083      2,677
                                                                             -------       -------    -------    -------    -------
CREDIT RECOVERIES
CONSUMER (2)
In U.S. Offices                                                                  240           228        231        214        207
In Offices Outside the U.S.                                                      234           216        187        147        132
COMMERCIAL
Mortgage and Real Estate
      In U.S. Offices                                                             47            88         26         15         48
      In Offices Outside the U.S.                                                  7             8         21          8          8
Governments and Official Institutions in Offices Outside the U.S.                 36            81         52        240         42
Loans to Financial Institutions in Offices Outside the U.S.                       17             1          1          3         22
Commercial and Industrial
      In U.S. Offices                                                             60            46         82         64         54
      In Offices Outside the U.S.                                                 54            44         46        248        105
                                                                             -------       -------    -------    -------    -------
                                                                                 695           712        646        939        618
                                                                             -------       -------    -------    -------    -------
NET CREDIT LOSSES
In U.S. Offices                                                                1,124           997        964      1,084      1,417
In Offices Outside the U.S.                                                      683           729        728         60        642
                                                                             -------       -------    -------    -------    -------
                                                                               1,807         1,726      1,692      1,144      2,059
                                                                             -------       -------    -------    -------    -------
OTHER-NET (3)                                                                    313           (65)       (86)        39        (21)
                                                                             -------       -------    -------    -------    -------
AGGREGATE ALLOWANCE FOR CREDIT LOSSES AT END OF YEAR                           5,916         5,503      5,368      5,155      4,379
Reserves for Securitization Activities                                            85           473        486        422        527
                                                                             -------       -------    -------    -------    -------
TOTAL CREDIT LOSS RESERVES                                                   $ 6,001       $ 5,976    $ 5,854    $ 5,577    $ 4,906
------------------------------------------------------------------------------------------------------------------------------------
Net Consumer Credit Losses (4)                                               $ 1,831       $ 1,728    $ 1,544    $ 1,353    $ 1,410
As a Percentage of Average Consumer Loans (4)                                   1.71          1.64       1.55       1.56       1.73
Net Commercial Credit (Recoveries) Losses                                        (24)           (2)       148       (209)       649
As a Percentage of Average Commercial Loans                                       NM            NM       0.26         NM       1.13
------------------------------------------------------------------------------------------------------------------------------------

(1) See footnote 1.C. on page 69 regarding the change in the apportionment and display of the aggregate allowance for credit losses in 1997.
(2) Consumer credit losses and recoveries primarily relate to revolving credit and installment loans.
(3) Primarily includes net transfers from (to) the reserves for securitization activities and foreign currency translation effects.
(4) Commencing in 1997, reflects the classification of credit card and mortgage loans intended for sale as loans held for sale with net credit losses charged to other revenue.
NM    Not meaningful, as net recoveries result in a negative percentage.

AVERAGE DEPOSIT LIABILITIES IN OFFICES OUTSIDE THE U.S. (1)
In Millions of Dollars at Year-End                        1997                              1996                            1995
------------------------------------------------------------------------------------------------------------------------------------
                                                     % AVERAGE                         % Average                       % Average
                                       AVERAGE        INTEREST          Average         Interest        Average         Interest
                                       BALANCE            RATE          Balance             Rate        Balance             Rate
------------------------------------------------------------------------------------------------------------------------------------
Banks(2)                              $ 15,326            7.33         $ 10,528             8.44       $ 12,777             8.18
Other Demand Deposits                   31,833            2.99           28,801             3.27         25,569             3.52
Other Time and Savings Deposits(2)      90,610            6.75           85,176             6.58         79,157             6.89
                                      --------                         --------                        --------
TOTAL                                 $137,769            5.95         $124,505             5.97       $117,503             6.30
                                      --------                         --------                        --------
------------------------------------------------------------------------------------------------------------------------------------

(1) Interest rates and amounts include the effects of risk management activities, and also reflect the impact of the local interest rates prevailing in certain countries. See Note 1 to the consolidated financial statements.
(2) Primarily consists of time certificates of deposit and other time deposits in denominations of $100,000 or more.

TIME DEPOSITS IN U.S. OFFICES
MATURITY PROFILE
In Millions of Dollars ($100,000             UNDER          OVER 3 TO          OVER 6 TO               OVER
or more) at Year-End 1997                 3 MONTHS           6 MONTHS          12 MONTHS          12 MONTHS
------------------------------------------------------------------------------------------------------------
Certificates of Deposit                     $2,526               $403               $497               $306
Other Time Deposits                            497                125                 44                229
---------------------------------------------------- ------------------ ------------------ ----------------

PURCHASED FUNDS AND OTHER BORROWINGS(1)
                                       FEDERAL FUNDS PURCHASED
                                     AND SECURITIES SOLD UNDER
                                         REPURCHASE AGREEMENTS          COMMERCIAL PAPER(2)     OTHER FUNDS BORROWED(3)
                                   ---------------------------   ------------------------   ------------------------
In Millions of Dollars                1997      1996      1995     1997     1996     1995     1997     1996     1995
---------------------------------------------------------------------------------------------------------------------
Amount Outstanding at
   Year-End                        $11,182   $ 9,995   $ 7,904   $1,941   $1,238   $1,633   $8,108   $6,958   $6,797
Average Outstanding
   During the Year                  12,290    12,851    18,890    1,453    1,665    1,718    8,398    6,041    6,250
Maximum Month-End
   Outstanding                      14,289    14,474    21,960    2,111    1,767    1,831    9,949    6,958    7,383
---------------------------------------------------------------------------------------------------------------------
Weighted-Average
  Interest Rate
      During the Year (4)             5.60%     5.81%     6.25%    5.44%    5.35%    5.88%   12.47%   15.54%   17.57%
      At Year-End (5)                 6.20      6.20      6.51     5.46     6.86     5.94     9.04     8.81    13.63
---------------------------------------------------------------------------------------------------------------------

(1)   Original maturities of less than one year.
(2) Amounts outstanding at December 31, 1996 and 1995 include $463 million and $452 million, respectively, issued by The Student Loan Corporation (80% owned). No such amounts were outstanding at December 31, 1997.
(3) Rates reflect the impact of local interest rates prevailing in countries outside the United States.
(4) Interest rates include the effects of risk management activities. See Note 1 to the consolidated financial statements.
(5)   Based on contractual rates at year-end.

CONSENT OF INDEPENDENT AUDITORS


[Logo] KPMG Peat Marwick LLP

Certified Public Accountants

The Board of Directors
Citicorp:

We consent to incorporation by reference of our report dated January 20, 1998 relating to the consolidated balance sheets of Citicorp and subsidiaries as of December 31, 1997 and 1996, the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, and the related consolidated balance sheets of Citibank, N.A. and subsidiaries as of December 31, 1997 and 1996, which report appears on page 55 of the 1997 Citicorp Annual Report and Form 10-K, in the following Registration Statements: of Citicorp Nos. 2-47648, 2-58678, 33-21332, 33-21331, 33-41751, 33-52601, 33-53261, 333-00983, and
333-25889 on Form S-8, and Nos. 33-38589, 33-66094, 333-14917, 333-20803,
333-21143, and 333-32065 on Form S-3; and of Citicorp Mortgage Securities, Inc., Citibank, N.A., and other affiliates, Nos. 33-66222 and 333-43167 on Form S-3, and Nos. 33-6979, 33-6358, 33-36313, and 33-34670 on Form S-11.

/s/ KPMG Peat Marwick  LLP


New York, New York
February 24, 1998

REGULATION AND SUPERVISION

Citicorp is a bank holding company within the meaning of the U.S. Bank Holding Company Act of 1956 ("BHC Act") registered with and subject to examination by the FRB. Citibank, N.A. ("Citibank"), as well as Citicorp's other national banking association subsidiaries, are primarily regulated by the OCC. Citicorp also has state-chartered bank subsidiaries which are subject to examination, supervision, and regulation by state regulators (New York and Delaware). The OTS is the primary regulator of Citicorp's U.S. savings association subsidiary. The Federal Deposit Insurance Corporation ("FDIC") insures deposits at Citicorp's U.S. depository institution subsidiaries and, in that capacity, also regulates those institutions. Citicorp also controls (either directly or indirectly through Citibank) overseas banks, branches, and agencies. In general, Citicorp's overseas activities are regulated by the FRB and OCC, and are also regulated by supervisory authorities of the host countries.

      Citicorp's earnings and activities are affected by legislation, by actions of the FRB, OCC, FDIC, OTS, and other regulators, and by local legislative and administrative bodies and decisions of courts in the foreign and domestic jurisdictions in which Citicorp, Citibank, and their affiliates conduct business. For example, these include limitations on the ability of subsidiaries to pay dividends to Citicorp (see Note 16 to the consolidated financial statements), numerous federal and state consumer protection laws imposing requirements on the making, enforcement, and collection of consumer loans, and restrictions by regulators on the manner in which Citicorp engages in derivatives activities and in which it sells mutual funds and other uninsured investment products to customers.

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

      U.S. federal law imposes certain restrictions on transactions between Citicorp and its nonbank subsidiaries, on the one hand, and its federally-insured depository institutions and their subsidiaries, including Citibank, on the other. With certain exceptions, federal law also imposes limitations on, and requires collateral for, extensions of credit by Citibank and other U.S. insured depository institutions to their non-bank affiliates, including Citicorp.

      Subject to certain limitations and restrictions, a U.S. bank holding company, with the prior approval of the FRB, may acquire an out-of-state bank. Banks in states that do not prohibit out-of-state mergers may merge with the approval of the appropriate federal bank regulatory agency. A national or state bank may establish a de novo branch out of state if such branching is expressly permitted by the other state. A federal saving association is generally permitted to open a de novo branch in any state.

      Outside the U.S., subject to certain requirements for prior FRB consent or notice, Citicorp may acquire banks and Citibank may establish branches subject to local laws and to U.S. laws prohibiting companies from doing business in certain countries.

      The activities of U.S. bank holding companies are generally limited to managing or controlling banks. Nonbank acquisitions in the U.S. are generally limited to 5% of voting shares unless the FRB determines that the acquisition is so closely related to banking as to be a proper incident to banking or managing or controlling banks. Subject to prior FRB consent, a bank holding company may generally acquire less than 20% of a company that does not do business in the U.S. and 20% or more if the FRB finds that its activities are usual in connection with banking or finance outside the U.S. Citibank's U.S. activities are generally limited to those that the OCC determines to constitute the business of banking or to be incidental to banking. In the U.S., Citibank and its affiliates may underwrite and deal in specific categories of government-issued securities and may advise and sell as broker, but may not sponsor or distribute, mutual funds. Citicorp Securities, Inc., a nonbank subsidiary of Citicorp, is authorized by the FRB to underwrite and deal in securities, to a limited extent, subject to certain conditions. Outside the U.S., Citicorp subsidiaries may sponsor, distribute, and advise mutual funds and underwrite and deal in debt and, to a limited extent, equity securities, subject to local country laws.

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

      Citicorp and its U.S. insured depository institution subsidiaries are subject to risk-based capital and leverage guidelines issued by U.S. regulators for banks, savings associations, and bank holding companies. The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards and have defined five capital tiers, the highest of which is "well-capitalized." As of December 31, 1997, Citicorp's bank and thrift subsidiaries, including Citibank, were "well capitalized." See capital analysis on pages 47 and 48.

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

PROPERTIES

The principal offices of Citicorp and Citibank are located at 399 Park Avenue, New York, New York, a 39-story building of which two thirds is owned by Citibank. Citibank also owns one third of Citicorp Center, a 59-story building located at 153 East 53rd Street across Lexington Avenue from 399 Park Avenue. Citicorp occupies all of the space it owns in both buildings. Citibank also owns Citicorp at Court Square in Long Island City, New York and 111 Wall Street in New York City, which are totally occupied by Citicorp. In addition, Citicorp has major U.S. real estate holdings in Albuquerque, New Mexico; Chicago, Illinois; Hagerstown and Silver Spring, Maryland; Los Angeles and San Francisco, California; New Castle, Delaware; Rio Piedras, Puerto Rico; Sioux Falls, South Dakota; Tampa, Florida; San Antonio, Texas; St. Louis, Missiouri; and The Lakes, Nevada.

      Outside the U.S., Citicorp owns major corporate premises in various cities throughout the world including Buenos Aires, Argentina; Caracas, Venezuela; Dubai, United Arab Emirates; Dublin, Ireland; Dusseldorf and Frankfurt, Germany; Hong Kong, China; Lewisham and London, United Kingdom; Madrid, Spain; Manila, Philippines; Mexico City, Mexico; Milan, Italy; Paris, France; Rio de Janeiro and Sao Paulo, Brazil; Taipei, Taiwan; Tokyo, Japan; and Warsaw, Poland. Approximately 47% of the space Citicorp occupies worldwide is owned by Citicorp.

EFFECTS OF INFLATION

The impact of inflation on Citicorp and other financial institutions is significantly different from that on industries that require a high proportion of investment in fixed assets. The assets and liabilities of a financial institution are primarily monetary in nature. During periods of inflation, monetary assets lose value in terms of purchasing power, and monetary liabilities have corresponding purchasing power gains. The financial statements and other data appearing in this annual report, and in particular the discussion of price risk management on pages 42-45, illustrate how Citicorp operates in an environment of changing interest rates, foreign exchange rates, and inflationary trends.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITICORP
(Registrant)

/s/ Charles E. Long

Charles E. Long
Vice Chairman and Secretary

February 24, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 24, 1998 by the following persons in the capacities indicated:

/s/ Victor J. Menezes                          /s/ Thomas E. Jones

Victor J. Menezes                              Thomas E. Jones
Corporate Executive Vice President             Executive Vice President
and Chief Financial Officer                    Principal Financial Officer(1)

(1)   Responsible for financial control, tax, accounting, and reporting.

John S. Reed (Citicorp's Principal Executive Officer) and the Directors of Citicorp (listed below) executed a power of attorney appointing Charles E. Long their attorney-in-fact, empowering him to sign this report on their behalf.

Alain J. P. Belda                           William R. Rhodes
D. Wayne Calloway                           Rozanne L. Ridgway
Paul J. Collins                             H. Onno Ruding
Kenneth T. Derr                             Robert B. Shapiro
John M. Deutch                              Frank A. Shrontz
Reuben Mark                                 Franklin A. Thomas
Richard D. Parsons                          Edgar S. Woolard, Jr.


EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K
Financial Statements filed for Citicorp and Subsidiaries:

Consolidated Statement of Income
Consolidated Balance Sheet
Consolidated Statement of Changes in Stockholders' Equity
Consolidated Statement of Cash Flows

      Citicorp filed a Current Report on Form 8-K dated October 21, 1997 (Item
5), which report included a summary of the consolidated operations of Citicorp for the three- and nine-month periods ended September 30, 1997. Citicorp filed a Current Report on Form 8-K dated January 20, 1998 (Item 5), which report included a summary of the consolidated operations of Citicorp for the year ended December 31, 1997.

      The following exhibits are either filed herewith or have been previously filed with the Securities and Exchange Commission and are filed herewith by incorporation by reference:

o     Citicorp's Restated Certificate of Incorporation, as amended,
o     Citicorp's By-Laws,
o     Instruments Defining the Rights of Security Holders, Including Indentures,
o Material Contracts, including certain compensatory plans available only to officers and/or directors,
o     Statement re Computation of Per Share Earnings,
o     Statements re Computation of Ratios,
o     Subsidiaries of the Registrant,
o     Consents of Experts and Counsel,
o Powers of Attorney of Directors Reed, Belda, Calloway, Collins, Derr, Deutch, Mark, Parsons, Rhodes, Ridgway, Ruding, Shapiro, Shrontz, Thomas and Woolard, and
o     Financial Data Schedules

      Stockholders may obtain copies of a list of such documents or any of such documents by writing to Citicorp, Corporate Governance Department, 399 Park Avenue, Mezzanine, New York, New York 10043.

      Citicorp's principal subsidiaries and their place of incorporation or organization include:

Citibank, N.A.                                              USA
Citibank, Federal Savings Bank                              USA
Citibank (Nevada), N.A.                                     USA
Citibank Overseas Investment Corporation                    USA
Citibank (South Dakota), N.A.                               USA
Citibank Delaware                                           Delaware
Citicorp Banking Corporation                                Delaware
Citicorp Funding, Inc.                                      Delaware
Citicorp Holdings, Inc.                                     Delaware
Citicorp Leasing, Inc.                                      Delaware
Citicorp Mortgage, Inc.                                     Delaware
Citicorp North America, Inc.                                Delaware
Citicorp Real Estate, Inc.                                  Delaware
Citicorp Securities, Inc.                                   Delaware
Citicorp USA, Inc.                                          Delaware
Court Square Capital Limited                                Delaware
The Student Loan Corporation                                Delaware
Citibank (New York State)                                   New York
Citicorp Venture Capital Ltd.                               New York
First Citicorp Life Insurance Company                       New York
Citibank Limited                                            Australia
Citibank Belgium S.A./N.V.                                  Belgium
Banco Citibank S.A.                                         Brazil
Citibank Canada                                             Canada
Citibank a.s.                                               Czech Republic
Citibank Aktiengesellschaft                                 Germany
Citibank Privatkunden A.G.                                  Germany
Citicorp Finanziaria S.p.A.                                 Italy
Citibank Berhad                                             Malaysia
Citibank Mexico, S.A. Grupo
   Financiero Citibank                                      Mexico
Citibank (Poland) S.A.                                      Poland
Citibank Espana S.A.                                        Spain
Citibank (Switzerland)                                      Switzerland
Citibank International plc                                  United Kingdom
Citibank Investments Limited                                United Kingdom

CITICORP AND CITIBANK DIRECTORS' COMMITTEES

AUDIT COMMITTEES: SUPERVISE INDEPENDENT AUDITS AND OVERSEE THE ESTABLISHMENT OF APPROPRIATE ACCOUNTING POLICIES FOR CITICORP AND CITIBANK, N.A.

Members Citicorp & Citibank, N.A.: Robert B. Shapiro, Chairman; John M. Deutch, Reuben Mark, Richard D. Parsons, and Rozanne L. Ridgway.

The Audit Committees of Citicorp and Citibank, N.A. (the "committee"), whose members are all independent outside directors, meet with members of senior management as the committee deems appropriate.

Its principal functions include reviews of: the audit plans, scope of audit and audit findings of both independent auditors and the corporation's internal corporate audit group; significant tax and legal matters; reports on credit portfolios and processes; and internal controls. Further, it is the responsibility of this committee to recommend to the Board the annual appointment of the independent auditors. The Board accepted the recommendation that KPMG Peat Marwick LLP be retained for 1998, and this proposal will be presented to the stockholders for approval at the Annual Meeting.

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

Members: Franklin A. Thomas, Chairman; D. Wayne Calloway, Reuben Mark, and Frank
A. Shrontz.

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

/S/ FRANKLIN A. THOMAS

FRANKLIN A. THOMAS

COMMITTEE ON SUBSIDIARIES AND CAPITAL (CITICORP)

Members: Paul J. Collins, Chairman; D. Wayne Calloway, Kenneth T. Derr, Reuben Mark, Richard D. Parsons, and Edgar S. Woolard, Jr.

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

/S/ PAUL J. COLLINS

PAUL J. COLLINS

CONSULTING COMMITTEE (CITIBANK, N.A.)

Members: Alain J. P. Belda, Kenneth T. Derr, H. Onno Ruding, and Edgar S. Woolard, Jr.

This committee, composed of those Citicorp directors who are not also directors of Citibank, N.A., attends all meetings of the Board of Directors of Citibank, N.A. and remains available to Citibank's Board as consultants on an "as needed" basis.

/S/ JOHN S. REED

JOHN S. REED

EXECUTIVE COMMITTEE: PROVIDES BACKUP FOR THE BOARDS OF DIRECTORS OF CITICORP AND CITIBANK, N.A.

Members Citicorp: Kenneth T. Derr, Frank A. Shrontz, Franklin A. Thomas, and Edgar S. Woolard, Jr.

Members Citibank, N.A.: Any three members of the Board of Directors.

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

Members: Franklin A. Thomas, Chairman; John M. Deutch, Rozanne L. Ridgway, and Frank A. Shrontz.

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

(+) Director of Citicorp
(^) Director of Citibank, N.A.

ALAIN J. P. BELDA (+)      REUBEN MARK (^)(+)          ROBERT B. SHAPIRO (^)(+)
President and              Chairman and                Chairman and Chief
Chief Operating Officer    Chief Executive Officer     Executive Officer
Aluminum Company           Colgate-Palmolive Company   Monsanto Company
of America (Alcoa)
                           RICHARD D. PARSONS (^)(+)   FRANK A. SHRONTZ (^)(+)
D. WAYNE CALLOWAY (^)(+)   President                   Chairman Emeritus
Former Chairman and        Time Warner, Inc.           The Boeing Company
Chief Executive Officer
PepsiCo, Inc.              JOHN S. REED (^)(+)         FRANKLIN A. THOMAS (^)(+)
                           Chairman                    Lawyer/Consultant and
PAUL J. COLLINS (^)(+)     Citicorp and Citibank, N.A. Former President
Vice Chairman                                          The Ford Foundation
Citicorp and Citibank, N.A.WILLIAM R. RHODES (^)(+)
                           Vice Chairman               EDGAR S. WOOLARD, JR. (+)
KENNETH T. DERR (+)        Citicorp and Citibank, N.A. Former Chairman and
Chairman and                                           Chief Executive Officer
Chief Executive Officer    ROZANNE L. RIDGWAY (^)(+)   E.I. du Pont
Chevron Corporation        Former Assistant            de Nemours & Company
                           Secretary of State
JOHN M. DEUTCH (^)(+)      for Europe and Canada
Institute Professor
Massachusetts              H. ONNO RUDING (+)
Institute of Technology    Vice Chairman
                           Citicorp and Citibank, N.A.

COUNTRY CORPORATE OFFICERS

ALGERIA                       CZECH REPUBLIC
Kamal B. Driss                Akshaya Bhargava
ANGOLA                        DENMARK
Raoul Van Deursen             Ineke Bussemaker
ARGENTINA                     DOMINICAN REPUBLIC
Carlos M. Fedrigotti          Robert D. Matthews, Jr.
ARUBA                         ECUADOR
Juan J. Bruchou               Sebastian Paredes
AUSTRALIA                     EGYPT
Thomas M. McKeon              David W. Watson
AUSTRIA                       EL SALVADOR
Albrecht O. Staerker          Juan A. Miro
BAHAMAS                       FINLAND
M. Carmen Butler              Stephen L. Dwyre
BAHRAIN                       FRANCE
Mohammed E. Al-Shroogi        Claude Jouven
BANGLADESH                    GABON
Srinivasan Sridhar            Nuhad K. Saliba
BELGIUM                       GERMANY
Victor O. Toledo              Friedrich W. Menzel
BOLIVIA                       GREECE
Marcelo Cellerino             Takis Arapoglou
BRAZIL                        GUAM
Roberto V. do Valle           Rashid M. Habib
BRUNEI                        GUATEMALA
Page W. Stockwell             Juan A. Miro
CANADA                        HAITI
Paul Labbe                    Gladys M. Coupet
CAYMAN ISLANDS                HONDURAS
M. Carmen Butler              Patricia Ferro
CHANNEL ISLANDS (JERSEY)      HONG KONG
Clive S. Jones                Stephen H. Long
CHILE                         HUNGARY
Ariel D. Sevi                 Richard D. Jackson
CHINA                         INDIA
John M. Beeman                David P. Conner
COLOMBIA                      INDONESIA
Eric R. Mayer                 Colin G. Woolcock
CONGO, DEMOCRATIC             IRELAND
REPUBLIC OF THE               Aidan M. Brady
To be announced               ISRAEL
COSTA RICA                    Ronny F. Strauss
Henry Comber                  ITALY
COTE D'IVOIRE                 Sergio Ungaro
Robert Thornton               JAMAICA
                              Peter H. Moses
                              JAPAN
                              Mike de Graffenreid
                              JORDAN
                              Suhair A. Al-Ali

KAZAKHSTAN                    RUSSIA
Richard L. Smith              David R. Ansell
KENYA                         SAUDI ARABIA
Peter H. Harris               Robert S. Eichfeld
KOREA                         SENEGAL
Sajjad Razvi                  Kandolo Kasongo
LEBANON                       SINGAPORE
Walid R. Alamuddin            Shehzad Naqvi
LUXEMBOURG                    SLOVAKIA
Steven J. Fee                 David C. Francis
MACAU                         SOUTH AFRICA
Stephen H. Long               Terence M. Davidson
MALAYSIA                      SPAIN
Sunil Sreenivasan             Francesco P. Vanni d'Archirafi
MEXICO                        SRI LANKA
Julio A. de Quesada           Nihal Welikala
MONACO                        SUDAN
Miklos I. Vasarhelyi          Adnan A. Mohamed
MOROCCO                       SWEDEN
Reza Ghaffari                 James E. Morrow
NEPAL                         SWITZERLAND
Anil Gyawali                  Thomas F. Huertas
NETHERLANDS                   TAIWAN
Chris I. Devries              Peter Baumann
NEW ZEALAND                   TANZANIA
Bradden Nowland               Emeka Emuwa
NIGERIA                       THAILAND
Michel A. Accad               Henry Ho
NORWAY                        TRINIDAD AND TOBAGO
Per Kumle                     Steve M. Bideshi
OMAN                          TUNISIA
Ravi Bhatia                   Eric P. Stoclet
PAKISTAN                      TURKEY
To be announced               Dardo A. Sabarots
PANAMA                        UNITED ARAB EMIRATES
Francisco Conto               Ahmed S. Bin Brek
PARAGUAY                      UNITED KINGDOM
Antonio Uribe                 Ian D. Cormack
PERU                          URUGUAY
Gustavo C. Marin              Douglas L. Peterson
PHILIPPINES                   VENEZUELA
Suresh Maharaj                Juan J. Bruchou
POLAND                        VIETNAM
Shirish Apte                  Bradley C. Lalonde
PORTUGAL                      VIRGIN ISLANDS (U.S.)
Alexander G. van Tienhoven    Arthur P. Zeller
PUERTO RICO                   ZAMBIA
Arthur P. Zeller              Sanjeev Anand
ROMANIA
David F. Garner

Countries and territories where Citicorp has a presence but no designated Country Corporate Officer are not reflected in the above list.

CORPORATE STATE OFFICERS (U.S.)

CALIFORNIA           FLORIDA            MISSOURI            NEW YORK
Frits F. Seegers     William R. Silver  Kevin M. Kessinger  Pamela P. Flaherty
COLORADO             ILLINOIS           NEVADA              SOUTH DAKOTA
Robert A. Gottlieb   Howard C. Morgan   Wilfried Jackson    Thomas W. Jones
CONNECTICUT          MARYLAND           NEW MEXICO          TEXAS
Peter Keller         Michael J. Looney  Edward J. Consroe   Mark J. Devine
DELAWARE
Richard T. Collins

STOCKHOLDER INFORMATION

NOTICE OF THE ANNUAL MEETING

The Annual Meeting of Stockholders will be held on Tuesday, April 21, 1998, at 9:00 a.m., in the auditorium of Citicorp headquarters at 399 Park Avenue, New York, N.Y. 10043.

A formal notice of this meeting, together with a proxy and a proxy statement, has been included with this annual report. Stockholders are urged to sign and return their proxies promptly or to give their proxies by using the Internet or by calling the toll-free number printed on the proxy card to assure that the stock of the Corporation will be represented as fully as possible at the meeting.

Citicorp has approximately 48,000 common stockholders of record. About 86% of the Citicorp shares entitled to vote were voted in person or by proxy at the last annual stockholders' meeting on April 9, 1997.

Additional copies of this annual report are available. Write to Citicorp, Corporate Affairs, 850 Third Avenue, 13th Floor, New York, NY 10043.

Copies of the written transcript and tape recordings of the proceedings at Citicorp stockholders' meetings are available to Citicorp stockholders at cost from Citicorp, Corporate Governance Department, 399 Park Avenue, Mezzanine, New York, NY 10043.

Supplemental financial data are published quarterly and are available from Citicorp, Corporate Affairs, 850 Third Avenue, 13th Floor, New York, NY 10043, and from our web site : http://www.citibank.com

TRANSFER AGENT AND REGISTRAR

Citibank, N.A., Corporate Trust & Agency Services, Sort 4855, New York, NY 10043

CO-TRANSFER AGENTS AND CO-REGISTRARS

ChaseMellon Shareholder Services                     Montreal Trust Company
400 South Hope Street                                151 Front Street West
4th Floor                                            Toronto, Ontario
Los Angeles, California 90071                        Canada M5J 2N1
Att: Ron Lug                                         Att: Liz Ko

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

Securities and Exchange Commission
Washington, DC 20549
Form 10-K
Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997, Commission File Number 1-5738

                                                              CITICORP [LOGO](R)
--------------------------------------------------------------------------------

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

As of December 31, 1997, Citicorp had 453,942,288 shares of common stock outstanding.

Citicorp (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein nor in any amendment to this Form 10-K but is contained in Citicorp's 1998 Proxy Statement incorporated by reference in Part III of this Form 10-K.

The aggregate market value of Citicorp common stock held by non-affiliates of Citicorp on January 31, 1998 was approximately $53.4 billion.

Certain information has been incorporated by reference as described herein into
Part III of this annual report from Citicorp's 1998 Proxy Statement.

CITICORP SERVICE

We continue to build a worldwide organization dedicated to serving our customers and we take pride in the quality of service we deliver. The following addresses and phone numbers are part of our service commitment to help you obtain needed information and prompt assistance.

STOCKHOLDER INFORMATION
--------------------------------------------------------------------------------

For information about your stockholdings including: your Dividend Reinvestment Account, Lost Stock Certificates, Stock Transfer, Estate Inquiries/Transfer Requirements, contact: Citibank, N. A., c/o Citicorp Data Distribution, Inc.,
Customer Service Unit, P.O. Box 308, Paramus, NJ 07653:          (800) 422-2066
--------------------------------------------------------------------------------

For all other stockholder concerns, contact:
Citicorp Corporate Governance, 399 Park Avenue, Mezzanine,
New York, NY, 10043:                                              (212) 559-4822
--------------------------------------------------------------------------------

To view or retrieve copies of this annual report and other Citicorp
financial reports on the Internet:                      http://www.citibank.com
--------------------------------------------------------------------------------

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
--------------------------------------------------------------------------------

CUSTOMER INFORMATION
--------------------------------------------------------------------------------
CitiPhone Banking (consumer bank accounts)
   California/Nevada                                             (800) 756-7047
   Connecticut                                                   (800) 224-8781
   Florida                                                       (800) 374-9800
   Illinois
     within area codes 312 and 708                               (312) 263-6660
     outside 312 and 708 area codes                              (800) 274-6660
   Maryland and Washington, D.C.                                 (800) 926-1067
   New York (Upstate)                                            (800) 934-1609
   New York Metropolitan Area
     within area codes:
     212, 718, 516, 914 and 201                                        627-3999
     outside the tri-state area                                  (800) 627-3999
   TDD Service                                                   (800) 945-0258
   Citibank ATM Locator Service                                  (800) 248-4286
Citibank Cards (MasterCard or Visa)                              (800) 950-5114
   Citibank Gold Card Customer Service                           (800) 950-5118
   TDD Service                                                   (800) 325-2865
   outside the U.S.                                call collect: (605) 335-2222
Citibank Private Bank                                            (800) 967-1600
                                                                 (212) 559-5959
Citicorp Investment Services                                     (800) 846-5200
                                                                 (212) 820-2380
Citicorp Mortgage Inc.                                             800-MORTGAGE
Citibank Student Loans                                           (800) 967-2400
Diners Club/Carte Blanche                                        (800) 234-6377
   outside the U.S.                                call collect: (303) 799-1504
Citicorp Travellers Cheques                                      (800) 645-6556
   outside the U.S.                                call collect: (813) 623-1709
Citicorp Insurance                                               (800) 497-4860
--------------------------------------------------------------------------------


(R) CITICORP AND CITIBANK ARE REGISTERED TRADEMARKS
(C) COPYRIGHT CITICORP 1998. ALL RIGHTS RESERVED.
PRINTED IN THE U.S.A.                           Printed on recycled paper [Logo]