Form 10-K405/A
period 1997-12-31
CITICORP
filed 1998-05-06
CIK 20405

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A

                                 AMENDMENT NO. 1
                                       TO
                                  ANNUAL REPORT

                  For the fiscal year ended December 31, 1997.


                                    Citicorp

               (Exact name of registrant as specified in charter)


           DELAWARE                  1-5738                   13-2614988
(State or other jurisdiction    (Commission File    (IRS Employer Identification
     of incorporation)               Number)                  Number)


     399 PARK AVENUE, NEW YORK, NEW YORK                     10043
     (Address of principal executive offices)              (Zip Code)

     Registrant's telephone number,
     including area code:                               (212) 559-1000

On May 6, 1998, Citicorp hereby amends its Annual Report on Form 10-K for the year ended December 31, 1997, to include Restated Financial Data Schedules for
(i) the Year Ended December 31, 1996 and (ii) the Year Ended December 31, 1995. The Amendment is a result of the Corporation's adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

Accordingly, the undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as set forth in the pages attached hereto:

 Exhibit 27.1 - Financial Data Schedule Restated for the Year December 31, 1996.
 Exhibit 27.2 - Financial Data Schedule Restated for the Year December 31, 1995.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.



                                            CITICORP
                                            (Registrant)


                                            By: /s/Roger W. Trupin
                                                --------------------------------
                                                   Roger W. Trupin
                                                   Vice President and Controller


Dated: May 6, 1998