Form 10-Q
period 1998-03-31
CITICORP
filed 1998-05-13
CIK 20405

FINANCIAL REVIEW
                                  AND FORM 10-Q

                                  FIRST QUARTER
                                      1998


                                                                 CITICORP [LOGO]

TABLE OF CONTENTS                                                           PAGE
FINANCIAL SUMMARY ..........................................................   1
BUSINESS DISCUSSION ........................................................   4
   Earnings by Global Business Area ........................................   4
   Global Consumer .........................................................   5
      Citibanking ..........................................................   6
      Cards ................................................................   7
      Private Bank .........................................................   8
      Global Consumer in Emerging Markets ..................................   9
      Global Consumer in Developed Markets .................................  10
      Consumer Portfolio Review ............................................  10
   Global Corporate Banking ................................................  13
      Emerging Markets .....................................................  14
      Global Relationship Banking ..........................................  15
   Corporate Items .........................................................  16
MANAGING GLOBAL RISK .......................................................  17
   Liquidity ...............................................................  17
   Management of Price Risk Exposure .......................................  17
      Price Risk in Non-Trading Portfolios .................................  18
      Price Risk in Trading Portfolios .....................................  20
   Management of Cross-Border Risk .........................................  20
   Estimated Fair Value of Financial Instruments ...........................  22
   Capital .................................................................  23
STATEMENT OF INCOME ANALYSIS ...............................................  26
   Net Interest Revenue (Taxable Equivalent Basis) .........................  26
   Fee and Commission Revenue ..............................................  27
   Trading-Related Revenue .................................................  29
   Securities Transactions .................................................  29
   Other Revenue ...........................................................  30
   Provision and Credit Loss Reserves ......................................  30
   Operating Expense .......................................................  32
   Restructuring Expense ...................................................  33
   Income Taxes ............................................................  33
   Effect of Credit Card Securitization Activity ...........................  34
CONSOLIDATED FINANCIAL STATEMENTS ..........................................  35
   Consolidated Statement of Income ........................................  35
   Consolidated Balance Sheet ..............................................  36
   Consolidated Statement of Changes in Stockholders' Equity ...............  37
   Consolidated Statement of Cash Flows ....................................  38
   Consolidated Balance Sheet CITIBANK, N.A. and Subsidiaries ..............  39
OTHER FINANCIAL INFORMATION ................................................  40
   Securities ..............................................................  40
   Trading Account Assets and Liabilities ..................................  40
   Trading and End-User Derivative and Foreign Exchange Contracts ..........  41
   Cash-Basis, Renegotiated, and Past Due Loans ............................  43
   Other Real Estate Owned (OREO) and Assets Pending Disposition ...........  43
   Details of Credit Loss Experience .......................................  44
   Calculation of Earnings Per Share .......................................  45
   Average Balances and Interest Rates (Taxable Equivalent Basis) ..........  46
FORM 10-Q ..................................................................  47
   FORM 10-Q CROSS-REFERENCE INDEX .........................................  48
SIGNATURES .................................................................  50

-------------------------------------------------------------------------------------------------------------
FINANCIAL SUMMARY
-------------------------------------------------------------------------------------------------------------
                                                                                            FIRST QUARTER
                                                                                         --------------------
                                                                                           1998      1997
-------------------------------------------------------------------------------------------------------------
NET INCOME (In Millions of Dollars)..................................................     $1,065      $995
-------------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE (A)
Basic................................................................................       $2.28     $ 2.07
Diluted..............................................................................       $2.23     $ 2.01
COMMON STOCKHOLDERS' EQUITY PER SHARE................................................      $44.01     $41.08
CLOSING STOCK PRICE AT QUARTER END...................................................     $142.00    $108.25
DIVIDENDS DECLARED PER COMMON SHARE..................................................      $0.575     $0.525

=============================================================================================================
FINANCIAL RATIOS
Return on Assets.....................................................................       1.38%     1.41%
Return on Common Stockholders' Equity................................................      21.74%    20.76%
Return on Total Stockholders' Equity.................................................      20.55%    19.44%

=============================================================================================================
                                                          MAR. 31,   Dec. 31,  Sept. 30, June 30,  Mar. 31,
CAPITAL (Dollars in Billions) (see page 23)                 1998       1997      1997      1997      1997
-------------------------------------------------------------------------------------------------------------
Tier 1................................................      $21.3     $21.1      $20.7     $20.6     $20.3
Total (Tier 1 and 2)..................................       31.2      31.2       30.4      30.1      29.3
Tier 1 Ratio..........................................       8.26%     8.34%      8.25%     8.18%     8.39%
Total Ratio (Tier 1 and 2)............................      12.13%    12.31%     12.16%    11.96%    12.11%
Leverage Ratio........................................       6.83%     7.01%      7.14%     7.30%     7.39%
Common Equity as a Percentage of Total Assets.........       6.01%     6.21%      6.53%     6.41%     6.50%
Total Equity as a Percentage of Total Assets..........       6.50%     6.82%      7.16%     7.04%     7.16%

=============================================================================================================
                                                          1ST QTR.   4th Qtr.  3rd Qtr.  2nd Qtr.  1st Qtr.
EARNINGS ANALYSIS (In Millions of Dollars)                  1998       1997      1997      1997      1997
-------------------------------------------------------------------------------------------------------------
Total Revenue.........................................     $5,605    $5,568     $5,541    $5,311    $5,196
Effect of Credit Card Securitization Activity.........        461       434        408       437       434
Net Cost To Carry (B).................................         (1)        4         (5)       (1)       (3)
                                                          ---------------------------------------------------
ADJUSTED REVENUE......................................      6,065     6,006      5,944     5,747     5,627
                                                          ---------------------------------------------------
Total Operating Expense...............................      3,394     3,408      4,237     3,173     3,169
Net OREO Benefits (C).................................         12         9         16        37        10
Restructuring Charge..................................          -         -       (889)        -         -
                                                          ---------------------------------------------------
ADJUSTED OPERATING EXPENSE............................      3,406     3,417      3,364     3,210     3,179
                                                          ---------------------------------------------------
OPERATING MARGIN......................................      2,659     2,589      2,580     2,537     2,448
                                                          ---------------------------------------------------
Global Consumer Net Write-Offs........................        426       432        452       488       459
Effect of Credit Card Securitization Activity.........        461       434        408       437       434
Net Cost to Carry and Net OREO (Benefits) Costs (B) (C)        (1)        -         (4)       (3)        1
                                                          ---------------------------------------------------
GLOBAL CONSUMER CREDIT COSTS..........................        886       866        856       922       894
                                                          ---------------------------------------------------
Global Corporate Banking Net Write-Offs (Recoveries)..         56        29          9        (1)      (61)
Net Cost to Carry and Net OREO Benefits (B) (C).......        (12)       (5)       (17)      (35)      (14)
                                                          ---------------------------------------------------
GLOBAL CORPORATE BANKING CREDIT COSTS (BENEFITS)......         44        24         (8)      (36)      (75)
                                                          ---------------------------------------------------
OPERATING MARGIN LESS CREDIT COSTS....................      1,729     1,699      1,732     1,651     1,629
Additional Provision (D)..............................         25        25         25        25        25
Restructuring Charge..................................          -         -        889         -         -
                                                          ---------------------------------------------------
INCOME BEFORE TAXES...................................      1,704     1,674        818     1,626     1,604
Income Taxes..........................................        639       613        307       602       609
                                                          ---------------------------------------------------
NET INCOME............................................     $1,065    $1,061       $511    $1,024      $995
                                                          ---------------------------------------------------
-------------------------------------------------------------------------------------------------------------

(A) Based on net income less preferred stock dividends. See page 45 for details.
(B) Includes the net cost to carry cash-basis loans and other real estate owned ("OREO").
(C) Includes gains and losses on sales, direct revenue and expense, and writedowns of OREO.
(D) Represents amounts in excess of net write-offs. See page 30 for discussion.

Citicorp net income for the 1998 first quarter was $1.065 billion or $2.23 per diluted common share, up 7% and 11%, respectively, from the 1997 first quarter. Earnings growth was led by the Global Corporate Banking businesses and Citibanking in the developed markets, partially offset by weaker results in the consumer emerging markets businesses largely as a result of conditions in Asia Pacific. Return on common equity was 21.7% and return on average assets was 1.38% in the quarter, compared to 20.8% and 1.41% in the 1997 quarter.

Global Consumer earned $458 million in the 1998 first quarter, down $35 million or 7% from the 1997 quarter, as strong performance in the North America, Europe, and Japan Citibanking businesses was more than offset by the effect of foreign currency translation in Asia Pacific. Net income in Global Corporate Banking was $753 million, up $104 million or 16%, as margin growth, driven by higher revenue, was partially offset by increased Emerging Markets credit costs.

The Global Consumer business income before taxes in Asia Pacific (excluding Japan and the Indian subcontinent, but including Australia and New Zealand) was down $67 million, as decreased revenue of $77 million and an additional credit provision of $6 million were partially offset by $17 million of lower expense. Income before taxes in Global Corporate Banking in Asia Pacific was down $16 million, as an operating margin increase of $42 million was offset by additional credit costs of $58 million.

Adjusted revenue of $6.1 billion in the first quarter was up $438 million or 8% from 1997. Revenue in Global Consumer of $3.5 billion was essentially unchanged, as an $82 million increase in the developed markets in all businesses was offset by a $79 million decrease in the emerging markets, principally in the Cards and Citibanking businesses. Revenue of $2.3 billion in Global Corporate Banking was up $384 million or 20%, reflecting 20% increases in both Emerging Markets and Global Relationship Banking. Excluding the estimated effect of foreign currency translation, Citicorp revenue would have grown 12%.

Adjusted net interest revenue (taxable equivalent basis) of $3.5 billion was up $47 million from 1997, as 9% growth in adjusted average interest-earning assets, across most markets, was partially offset by a reduced net interest margin of 4.85%, down from 5.23% a year ago, but comparable with recent quarters. Adjusted fee and commission revenue of $1.4 billion was up $79 million or 6%, led by growth in the developed markets, partially offset by reduced revenue from emerging markets, particularly in Asia Pacific. Trading-related revenue, including related net interest revenue, of $728 million increased $139 million from 1997, primarily reflecting improved foreign exchange results in Asia Pacific attributable to unsettled markets in certain Asian currencies. Net asset gains and securities transactions of $272 million were $72 million higher than a year ago. Venture capital revenue increased $171 million to $264 million from last year's low level, benefiting from continued buoyant equity markets.

Adjusted operating expense of $3.4 billion in the quarter was up $227 million or 7% from 1997. Expense increased 8% in the emerging markets and 7% in the developed markets in support of volume-driven business growth in most products and geographies, continued franchise and product development efforts, and technological enhancements and initiatives. Excluding the estimated effect of foreign currency translation, expense would have increased 10%.

Operating margin grew $211 million, or 9%, to $2.7 billion in the first quarter. The incremental revenue to expense ratio was 1.9 to 1 for the quarter, and the efficiency ratio (adjusted operating expense as a percentage of adjusted revenue) was stable at 56%.

Total credit costs were $930 million in the 1998 quarter, up $40 million or 4% from $890 million in the preceding quarter and up $111 million or 14% from $819 million in the 1997 first quarter. Consumer net credit losses of $887 million or an annualized 2.64% of average managed loans in the first quarter increased $21 million from $866 million or 2.50% in the prior quarter, and decreased by $6 million from $893 million or 2.69% in the 1997 first quarter. The changes in consumer credit losses and the related loss ratios chiefly reflected Cards credit losses and improvements in Citibanking. The managed consumer loan delinquency ratio (90 days or more past due) was 2.37%, compared with 2.31% and 2.58% at the end of the preceding and year-ago quarters.

Global Corporate Banking credit costs were $44 million in the quarter compared to $24 million in the preceding quarter and a net benefit of $75 million in the 1997 first quarter. The higher level of credit costs from a year ago reflected increases in Asia Pacific, primarily in Thailand and Indonesia, and reduced real estate recoveries. Also included in the first quarters were recoveries from refinancing agreements concluded with Ivory Coast for $9 million in 1998 and Peru for $50 million in 1997. Commercial cash-basis loans and OREO of $1.7 billion at March 31, 1998 were up $169 million and $172 million, both up 11%, from year-end and a year ago, principally reflecting increases in Indonesia and Thailand, and improvements in real estate in Global Relationship Banking.

At March 31, 1998, total credit loss reserves were $6.0 billion, and the portion attributable to loans represented 3.09% of total on-balance sheet loans. Global Consumer continued to build its allowance for credit losses, adding $25 million above net credit losses, primarily related to Cards in both the developed and emerging markets.

Citicorp's effective tax rate was 38% in both the 1998 and 1997 first quarters. Income taxes are attributed to core businesses on the basis of local tax rates, which resulted in effective tax rates for the core businesses of 25% in 1998 and 27% in 1997.

Total capital (Tier 1 and Tier 2) was $31.2 billion or 12.13% of net risk-adjusted assets, and Tier 1 capital was $21.3 billion or 8.26% at March 31, 1998. During the quarter, Citicorp generated $280 million of free capital and repurchased 4.0 million shares of common stock for $483 million. With these repurchases, the number of shares acquired since June 20, 1995, when the Board of Directors authorized the stock repurchase program, totaled 82.0 million at a cost of $7.3 billion. The stock repurchase program has been suspended in connection with the announced agreement to merge with Travelers Group.

On April 5, 1998, Citicorp and Travelers Group Inc. agreed to combine in a merger of equals, with the shareholders of each company owning approximately 50% of the outstanding common stock of the combined company after the merger. Travelers stockholders will retain their existing shares, which will automatically represent shares of Citigroup, Inc., the new name of the parent company following the merger. Each share of Citicorp common stock will be exchanged for 2.5 shares of Citigroup common stock. The transaction will be effected through a merger of Citicorp into a newly formed, wholly-owned subsidiary of Travelers. The transaction is expected to be accounted for under the "pooling of interests" method and, accordingly, Travelers' historical consolidated financial statements presented in future reports will be restated to include the accounts and results of Citicorp. The merger and related transactions are subject to customary closing conditions, including regulatory approvals and the affirmative vote of a majority of the stockholders of each of Citicorp and Travelers.

Travelers has filed an application and notice with the Federal Reserve Board with respect to the approvals required under the Bank Holding Company Act. The Federal Reserve Board is also required to solicit the views of the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, and the Office of Thrift Supervision. Filings for approval have also been made with state banking authorities in New York, Delaware, and Utah. In addition, filings for approval with the insurance regulatory authorities in Arizona, New Jersey, New York, and Delaware have been made. Some form of filing and/or approval from insurance regulatory authorities may be required in certain other states. Citicorp and Travelers have also filed a preliminary proxy statement with the Securities and Exchange Commission (the "SEC") for review, which is not yet publicly available. Certain other regulatory filings are being made in jurisdictions outside the United States. The regulatory filings and/or approvals all have various periods of time associated with the approval process. Citicorp and Travelers expect to complete the merger during the 1998 third quarter.

Citicorp and Travelers Group Inc. unaudited pro forma condensed combined financial statements as of March 31, 1998, and for the three months ended March 31, 1998 and 1997 are attached as an exhibit to this Form 10-Q.

The consolidated financial statements of Travelers included in Travelers' Annual Report on Form 10-K for the year ended December 31, 1997 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, each as filed or to be filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, are incorporated as of the respective filing dates of those reports in this Financial Review and Form 10-Q by reference. Those reports and other documents filed by Travelers may be read and copied at the public reference rooms maintained by the SEC in New York, Chicago, and Washington, D.C. (Further Travelers' public filings are also available from commercial document retrieval services and at the Internet World Wide Web site maintained by the SEC at "http://www.sec.gov.")

--------------------------------------------------------------------------------
BUSINESS DISCUSSION
--------------------------------------------------------------------------------

The table below and the discussions that follow analyze Citicorp's results by global business areas including its Global Consumer and Global Corporate Banking core business franchises.


--------------------------------------------------------------------------------
EARNINGS BY GLOBAL BUSINESS AREA
--------------------------------------------------------------------------------
                                                       FIRST QUARTER        %
                                                    -------------------
(In Millions of Dollars)                              1998      1997 (A)  Change
--------------------------------------------------------------------------------
Global Consumer ................................    $   458     $   493      (7)
Global Corporate Banking .......................        753         649      16
                                                    ---------------------------
CORE BUSINESSES ................................      1,211       1,142       6
Corporate Items ................................       (146)       (147)     (1)
                                                    ---------------------------
TOTAL CITICORP .................................    $ 1,065     $   995       7
-------------------------------------------------------------------------------

SUPPLEMENTAL INFORMATION:

GLOBAL CONSUMER:
Citibanking ....................................    $   198     $   190       4
Cards ..........................................        187         223     (16)
Private Bank ...................................         73          80      (9)
                                                    ---------------------------
TOTAL ..........................................    $   458     $   493      (7)
-------------------------------------------------------------------------------

GLOBAL CONSUMER BUSINESSES IN:
Emerging Markets ...............................    $   164     $   247     (34)
Developed Markets ..............................        294         246      20
                                                    ---------------------------
TOTAL ..........................................    $   458     $   493      (7)
-------------------------------------------------------------------------------

GLOBAL CORPORATE BANKING BUSINESSES IN:
Emerging Markets ...............................    $   499     $   449      11
Global Relationship Banking ....................        254         200      27
                                                    ---------------------------
TOTAL ..........................................    $   753     $   649      16
-------------------------------------------------------------------------------

(A)   Reclassified to conform to the latest quarter's presentation.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
GLOBAL CONSUMER
--------------------------------------------------------------------------------


The Global Consumer business meets the financial services needs of consumer customers across the regions of the world.

--------------------------------------------------------------------------------
                                                       FIRST QUARTER        %
                                                    -------------------
(In Millions of Dollars)                              1998      1997 (A)  Change
--------------------------------------------------------------------------------

Adjusted Revenue ...............................    $ 3,493     $ 3,490       -
Adjusted Operating Expense .....................      1,915       1,866       3
                                                    ---------------------------
OPERATING MARGIN ...............................      1,578       1,624      (3)
Credit Costs (B) ...............................        886         894      (1)
                                                    ---------------------------
OPERATING MARGIN LESS CREDIT COSTS .............        692         730      (5)
Additional Provision ...........................         25          25       -
                                                    ---------------------------
INCOME BEFORE TAXES ............................        667         705      (5)
Income Taxes ...................................        209         212      (1)
                                                    ---------------------------
NET INCOME .....................................    $   458     $   493      (7)
-------------------------------------------------------------------------------

Average Assets (In Billions of Dollars) ........    $   131     $   131       -
Return on Assets (%) ...........................       1.42        1.53       -
-------------------------------------------------------------------------------

(A)   Reclassified to conform to the latest quarter's presentation.
(B) Includes the effect of credit card securitization activity and the effect related to credit card receivables held for sale.
--------------------------------------------------------------------------------


Global Consumer net income in the 1998 first quarter was $458 million, compared with $493 million in 1997, primarily reflecting strong performance in the North America, Europe, and Japan Citibanking businesses, which was more than offset by the effect of foreign currency translation in Asia Pacific and lower Cards earnings in Latin America. Return on assets was 1.42% in the quarter, compared to 1.53% in 1997.

On April 2, 1998, Citicorp completed the previously announced acquisition of AT&T Universal Card Services. This acquisition strengthens Citibank's position as the leading credit card issuer, adding $15 billion in customer receivables and 13.5 million accounts for a total of $60 billion in managed receivables and 38 million accounts in the U.S. bankcard business. In addition, Citicorp entered into a ten-year cobranding and joint marketing agreement with AT&T.

Total consumer accounts were 56 million as of March 31, 1998 in 57 countries and territories. The U.S. bankcards business reported a 4% decline in accounts, reflecting continued risk management initiatives, while accounts in other consumer businesses grew by 6% from a year ago, including 17% account growth in Latin America and 9% in Asia Pacific.

Adjusted revenue of $3.5 billion was essentially unchanged from 1997 (up 5% excluding the effect of foreign currency translation). Net interest revenue was essentially unchanged in the quarter, reflecting worldwide business volume growth offset by spread compression in Asia Pacific, U.S. bankcards, and Latin America. Excluding the effect of foreign currency translation, fee and commission revenue increased 9%, primarily reflecting double digit growth in the Cards and Citibanking businesses.

Adjusted operating expense of $1.9 billion grew 3% -- 6% excluding the effect of foreign currency translation -- in support of business volume growth, investment product development, and increased advertising and marketing expense.

Credit costs in the quarter were $886 million, compared with $866 million in the 1997 fourth quarter and $894 million in the 1997 first quarter. The ratio of net credit losses to average managed loans was 2.64% in the quarter, compared to 2.50% in the 1997 fourth quarter and 2.69% a year-ago.

The Global Consumer business continued to build the allowance for credit losses with charges in excess of net write-offs of $25 million in both the 1998 and 1997 first quarters.

Net credit losses and the related loss ratios may increase from the 1998 first quarter as a result of economic conditions, seasonal factors, the credit performance of the portfolios, including bankruptcies, and other changes in portfolio levels. Also, the inclusion of net credit losses and customer receivables related to the acquisition of AT&T Universal Card Services will increase Global Consumer net credit losses and the related loss ratio. See "Global Consumer Portfolio Review" on page 10 and "Provision and Credit Loss Reserves" on page 30 for additional discussion of the consumer portfolio.

Income taxes are attributed to core businesses on the basis of local tax rates, which resulted in an effective tax rate of 31% in the first quarter, compared to 30% in the year-ago period, reflecting changes in the geographic mix and nature of earnings. The difference between the local tax rates attributed to core businesses and Citicorp's overall effective tax rate is included in Corporate Items.


--------------------------------------------------------------------------------
CITIBANKING
--------------------------------------------------------------------------------
                                                       FIRST QUARTER        %
                                                    -------------------
(In Millions of Dollars)                              1998      1997 (A)  Change
--------------------------------------------------------------------------------

Revenue ........................................    $ 1,511     $ 1,469       3
Operating Expense ..............................      1,089       1,042       5
                                                    ----------------------------
OPERATING MARGIN ...............................        422         427      (1)
Credit Costs ...................................        137         148      (7)
                                                    ----------------------------
OPERATING MARGIN LESS CREDIT COSTS .............        285         279       2
Additional Provision ...........................         (2)        -        NM
                                                    ----------------------------
INCOME BEFORE TAXES ............................        287         279       3
Income Taxes ...................................         89          89       -
                                                    ----------------------------
NET INCOME .....................................    $   198     $   190       4
-------------------------------------------------------------------------------
Average Assets (In Billions of Dollars) ........    $    86     $    82       5
Return on Assets (%) ...........................       0.93        0.94       -
-------------------------------------------------------------------------------

(A)   Reclassified to conform to the latest quarter's presentation.
NM    Not meaningful, as percentage equals or exceeds 100%.
--------------------------------------------------------------------------------

Net income from Citibanking activities -- delivering a wide array of products and services to customers through a worldwide branch network and electronic delivery systems -- was $198 million in the quarter, up $8 million or 4% from 1997, reflecting a $36 million improvement in the developed markets of North America, Europe, and Japan, partially offset by a decline of $28 million in the emerging markets. Return on assets was 0.93% in the quarter, compared to 0.94% in 1997.

Revenue of $1.5 billion increased 3% in the quarter. Excluding the effect of foreign currency translation, revenue increased 10% -- 10% in the developed markets and 9% in the emerging markets, as customer accounts increased 6% to 20 million and average customer deposits grew 8% (15% excluding the effect of foreign currency translation) to $99 billion. Developed markets revenue reflected growth in all regions, including higher fee revenue and spread improvements in the United States. Emerging markets revenue reflected business volume and account growth in Asia Pacific and Latin America, and reduced spreads due to higher funding costs and the maintenance of greater liquidity.

Operating expense of $1.1 billion in the quarter was up 5% from 1997. Excluding the effect of foreign currency translation, operating expense increased 8% in both the developed and emerging markets -- reflecting account and business volume growth, and business initiatives, including franchise expansion and new product development.

Credit costs of $137 million in the quarter declined by $11 million or 7% from a year ago, reflecting improvement in the U.S. and Europe, and the effect of foreign currency translation, partially offset by higher net credit losses in Asia Pacific. The ratio of net credit losses to average managed loans was 0.83% in the first quarter of 1998, unchanged from the prior quarter and down from 0.91% in the 1997 first quarter. In the 1998 first quarter, the additional provision reflected increases in Asia Pacific and Latin America that were more than offset by reserve releases in North America due to continued credit improvement in the mortgage portfolio.


--------------------------------------------------------------------------------
CARDS
--------------------------------------------------------------------------------
                                                       FIRST QUARTER        %
                                                    -------------------
(In Millions of Dollars)                              1998      1997 (A)  Change
--------------------------------------------------------------------------------
Adjusted Revenue ...............................    $ 1,701     $ 1,752      (3)
Adjusted Operating Expense .....................        634         659      (4)
                                                    ---------------------------
OPERATING MARGIN ...............................      1,067       1,093      (2)
Credit Costs ...................................        757         747       1
                                                    ---------------------------
OPERATING MARGIN LESS CREDIT COSTS .............        310         346     (10)
Additional Provision ...........................         27          25       8
                                                    ---------------------------
INCOME BEFORE TAXES ............................        283         321     (12)
Income Taxes ...................................         96          98      (2)
                                                    ---------------------------
NET INCOME .....................................    $   187     $   223     (16)
-------------------------------------------------------------------------------

Average Assets (In Billions of Dollars) ........    $    29     $    32      (9)
Return on Assets (%) ...........................       2.62        2.83       -
-------------------------------------------------------------------------------

(A)   Reclassified to conform to the latest quarter's presentation.
--------------------------------------------------------------------------------

Net income from Cards worldwide -- bankcards, Diners Club, and private label cards -- was $187 million in the quarter, down $36 million from a year ago, primarily due to a decline in earnings in Credicard, a 33%-owned Brazilian affiliate, and economic conditions in Asia Pacific, including the effect of foreign currency translation, lower consumer spending, and more selective credit criteria. U.S. bankcards earnings were unchanged from the 1997 first quarter. Emerging markets earnings represented approximately 22% of Cards earnings in the quarter compared with 41% in 1997. Cards worldwide return on managed assets (including securitized card receivables) in the quarter was 1.35%, compared with 1.61% in the year-ago quarter.

Cards adjusted revenue of $1.7 billion in the 1998 first quarter was down 3% from 1997. U.S. bankcards adjusted revenue was essentially unchanged; charge volumes increased by $1.1 billion or 5% to $24.1 billion, managed receivables were up slightly at $45.3 billion, and spreads declined as a result of competitive pricing and changes in the portfolio mix. First quarter revenue in emerging markets Cards was down 20% -- down 2% excluding the effect of foreign currency translation -- reflecting higher loan volumes offset by reduced spreads, and lower earnings in Credicard.

Adjusted operating expense of $634 million in the 1998 first quarter was down $25 million or 4% from 1997, reflecting a $15 million reclassification of certain collection agency fees from expense to credit costs in the U.S. bankcards business. Excluding the effect of foreign currency translation, expense was essentially unchanged -- up 16% in the emerging markets, offset by a 4% decline in the developed markets. The increase in emerging markets expense reflects franchise enhancement and expansion efforts, as well as higher loan volumes.

Credit costs of $757 million increased $21 million from the preceding quarter and $10 million from the 1997 quarter. Credit costs in U.S. bankcards were $668 million or 5.96% of average managed loans for the quarter, up $13 million from $655 million or 5.64% in the 1997 fourth quarter and up $12 million from $656 million or 5.91% a year ago. The 12-month-lagged loss ratio was 6.03% in the quarter, compared with 5.86% in the 1997 fourth quarter and 6.21% a year-ago. U.S. bankcards credit costs in the quarter included a $15 million (14 bps) increase related to the reclassification of certain collection agency fees from operating expense. The percentage of gross write-offs from bankruptcies in the quarter was 37.0%, compared with 40.8% in the prior quarter and 36.6% in the 1997 first quarter. U.S. bankcards managed loans delinquent 90 days or more were $842 million or 1.88% at quarter-end, compared with $856 million or 1.80% for the prior quarter and $884 million or 1.98% a year-ago.

Credit costs in non-U.S. bankcard portfolios were $89 million or 3.95% of managed loans, compared with $81 million or 3.52% in the preceding quarter and $91 million or 4.25% in the 1997 quarter. Loans delinquent 90 days or more were $216 million or 2.30%, compared with $194 million or 2.12% in the prior quarter and $214 million or 2.42% a year-ago. Credit costs and loans delinquent 90 days or more primarily reflect higher amounts in Asia Pacific offset by the effect of foreign currency translation.


--------------------------------------------------------------------------------
PRIVATE BANK
--------------------------------------------------------------------------------
                                                       FIRST QUARTER        %
                                                    -------------------
(In Millions of Dollars)                              1998      1997 (A)  Change
--------------------------------------------------------------------------------

Adjusted Revenue ...............................    $   281     $   269       4
Adjusted Operating Expense .....................        192         165      16
                                                    ---------------------------
OPERATING MARGIN ...............................         89         104     (14)
Credit Benefits ................................         (8)         (1)     NM
                                                    ---------------------------
INCOME BEFORE TAXES ............................         97         105      (8)
Income Taxes ...................................         24          25      (4)
                                                    ---------------------------
NET INCOME .....................................    $    73     $    80      (9)
-------------------------------------------------------------------------------

Average Assets (In Billions of Dollars) ........    $    16     $    17      (6)
Return on Assets (%) ...........................       1.85        1.91       -
-------------------------------------------------------------------------------

(A)   Reclassified to conform to the latest quarter's presentation.
NM    Not meaningful, as percentage equals or exceeds 100%.
--------------------------------------------------------------------------------


Private Bank -- which provides personalized wealth management services for high net-worth clients -- reported net income of $73 million in the quarter, down $7 million or 9% from the 1997 first quarter, reflecting spread compression on revenue and increased investment spending.

Client business volumes under management at the end of the quarter reached $105 billion, up $7 billion or 7% from $98 billion a year earlier, primarily reflecting growth and investment performance in the U.S., partially offset by a decrease in the value of assets managed in Asia Pacific due to the effect of foreign currency translation. Growth in custody, discretionary investment management, banking, and trust and fiduciary balances were partially offset by decreases in certain non-discretionary investment management activities.

Adjusted revenue of $281 million increased $12 million or 4% in the quarter -- 5% excluding the effect of foreign currency translation -- as growth in client-related foreign exchange revenue and other fee revenue was partially offset by lower net interest revenue as a result of reduced net interest margins. Emerging markets revenue grew 6% in the quarter, reflecting increased client revenue and investment performance fees in Latin America, partially offset by reduced revenue from Asia Pacific resulting from the turmoil in that market. More than 40% of revenue continued to be derived from the emerging markets. Developed markets revenue was up 3%.

Adjusted operating expense increased 16% from the 1997 first quarter -- 19% excluding the effect of foreign currency translation -- primarily reflecting investment in additional Private Bankers and product specialists, as well as higher technology and other expense. Expense decreased $5 million or 3% from the 1997 fourth quarter.

Credit costs for the quarter were a net benefit of $8 million, primarily as a result of recoveries in North America. Loans delinquent 90 days or more were $186 million or 1.21% of loans, compared to $110 million or 0.72% in the preceding quarter and $198 million or 1.28% in the first quarter of 1997. The increase from the 1997 fourth quarter primarily reflects an increase in nonaccrual loans in Asia Pacific.

--------------------------------------------------------------------------------
GLOBAL CONSUMER IN EMERGING MARKETS
--------------------------------------------------------------------------------
                                                       FIRST QUARTER        %
                                                    -------------------
(In Millions of Dollars)                              1998      1997 (A)  Change
--------------------------------------------------------------------------------

Adjusted Revenue ...............................    $   869     $   948      (8)
Adjusted Operating Expense .....................        554         532       4
                                                    ---------------------------
OPERATING MARGIN ...............................        315         416     (24)
Credit Costs ...................................        101          91      11
                                                    ---------------------------
OPERATING MARGIN LESS CREDIT COSTS .............        214         325     (34)
Additional Provision ...........................         11           4      NM
                                                    ---------------------------
INCOME BEFORE TAXES ............................        203         321     (37)
Income Taxes ...................................         39          74     (47)
                                                    ---------------------------
NET INCOME .....................................    $   164     $   247     (34)
-------------------------------------------------------------------------------

Average Assets (In Billions of Dollars) ........    $    41     $    42      (2)
Return on Assets (%) ...........................       1.62        2.39       -
-------------------------------------------------------------------------------

(A)   Reclassified to conform to the latest quarter's presentation.
NM    Not meaningful, as percentage equals or exceeds 100%.
--------------------------------------------------------------------------------


Net income in the emerging markets was $164 million in the quarter, down $83 million from a year ago, and down $6 million from the 1997 fourth quarter, reflecting the economic conditions, including weakened currencies, in Asia Pacific, and lower earnings in Latin America Cards.

Adjusted revenue declined by 8% in the quarter. Excluding the effect of foreign currency translation, revenue was up 5%. Business volume growth, particularly deposits, was partially offset by reduced spreads, mainly due to higher funding costs and the maintenance of greater liquidity. Revenue in Asia Pacific (excluding Japan and the Indian subcontinent, but including Australia and New Zealand) declined by 17% in the quarter, but was up 8% excluding the effect of foreign currency translation. Adjusted operating expense grew 4% -- 11% excluding the effect of foreign currency translation -- reflecting account and volume growth including "flight-to-quality" deposit flows, increased credit monitoring, and technology initiatives.

Credit costs in the emerging markets increased $13 million from the 1997 fourth quarter, and increased $10 million from the 1997 first quarter. The net credit loss ratio in Asia Pacific was 0.77%, up from 0.69% in the 1997 fourth quarter and 0.73% a year ago. The net credit loss ratio in Latin America was 1.99% compared to 1.84% in the 1997 fourth quarter and 2.33% a year ago. Emerging markets loans delinquent 90 days or more were $620 million or 1.85% at quarter-end, compared with $465 million or 1.43% at December 31, 1997 and $414 million or 1.23% a year-ago, primarily reflecting increases in the Private Bank. The emerging markets businesses built the allowance for loan losses by $11 million.

--------------------------------------------------------------------------------
GLOBAL CONSUMER IN DEVELOPED MARKETS
--------------------------------------------------------------------------------
                                                       FIRST QUARTER        %
                                                    -------------------
(In Millions of Dollars)                              1998      1997 (A)  Change
--------------------------------------------------------------------------------

Adjusted Revenue ...............................    $ 2,624     $ 2,542       3
Adjusted Operating Expense .....................      1,361       1,334       2
                                                    ---------------------------
OPERATING MARGIN ...............................      1,263       1,208       5
Credit Costs ...................................        785         803      (2)
                                                    ---------------------------
OPERATING MARGIN LESS CREDIT COSTS .............        478         405      18
Additional Provision ...........................         14          21     (33)
                                                    ---------------------------
INCOME  BEFORE TAXES ...........................        464         384      21
Income Taxes ...................................        170         138      23
                                                    ---------------------------
NET INCOME .....................................    $   294     $   246      20
-------------------------------------------------------------------------------

Average Assets (In Billions of Dollars) ........    $    90     $    89       1
Return on Assets (%) ...........................       1.32        1.12       -
-------------------------------------------------------------------------------

(A)   Reclassified to conform to the latest quarter's presentation.
--------------------------------------------------------------------------------

Net income in the developed markets was $294 million in the quarter, up $48 million or 20% from 1997, principally reflecting strong performance in Citibanking in North America, Europe, and Japan.

Adjusted revenue was up 3% in the quarter -- 5% excluding the effect of foreign currency translation, primarily in Germany -- reflecting strong growth in the Citibanking businesses across all regions. Adjusted expense grew 2% -- 4% excluding the effect of foreign currency translation -- in support of regional marketing and new product development.

Credit costs in the developed markets decreased 2% compared to the 1997 first quarter, due to improvements in Citibanking and the Private Bank. Managed loans delinquent 90 days or more were $2.6 billion or 2.54% at quarter-end, compared with $2.7 billion or 2.58% at December 31, 1997 and $3.1 billion or 3.03% a year ago. The developed markets businesses built the allowance for loan losses by $14 million.


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

-------------------------------------------------------------------------------------------------------------
CONSUMER LOAN DELINQUENCY AMOUNTS, NET CREDIT LOSSES, AND RATIOS
-------------------------------------------------------------------------------------------------------------
                                 TOTAL                                AVERAGE
                                 LOANS   90 DAYS OR MORE PAST DUE (A)   LOANS      NET CREDIT LOSSES (A)
(In Millions of Dollars,        -----------------------------------------------------------------------------
  except Loan Amounts in        MAR. 31, MAR. 31,  Dec. 31,  Mar. 31, 1ST QTR.  1ST QTR. 4th Qtr.  1st Qtr.
  Billions)                       1998     1998      1997      1997     1998      1998     1997      1997
-------------------------------------------------------------------------------------------------------------
CITIBANKING................        $67.7  $2,014    $2,038    $2,193     $66.8     $137     $139      $148
Ratio......................                 2.97%     3.07%     3.30%              0.83%    0.83%     0.91%
CARDS
U.S. Bankcards.............         44.8     842       856       884      45.5      668      655       656
Ratio......................                 1.88%     1.80%     1.98%              5.96%    5.64%     5.91%
Other (B)..................          9.4     216       194       214       9.1       89       81        91
Ratio......................                 2.30%     2.12%     2.42%              3.95%    3.52%     4.25%
PRIVATE BANK...............         15.4     186       110       198      15.1       (7)      (9)       (2)
Ratio......................                 1.21%     0.72%     1.28%                NM       NM        NM
-------------------------------------------------------------------------------------------------------------
TOTAL MANAGED..............        137.3   3,258     3,198     3,489     136.5      887      866       893
RATIO......................                 2.37%     2.31%     2.58%              2.64%    2.50%     2.69%
-------------------------------------------------------------------------------------------------------------
SECURITIZATION ACTIVITY (C)
Credit Card Receivables ...        (27.6)   (519)     (481)     (500)    (27.4)    (430)    (403)     (402)
Loans Held for Sale........         (3.8)    (39)      (35)      (39)     (3.6)     (31)     (31)      (32)
-------------------------------------------------------------------------------------------------------------
TOTAL LOANS................       $105.9  $2,700    $2,682    $2,950    $105.5     $426     $432      $459
Ratio......................                 2.55%     2.48%     2.76%              1.64%    1.60%     1.75%
-------------------------------------------------------------------------------------------------------------

MANAGED PORTFOLIO
DEVELOPED..................       $103.8  $2,638    $2,733    $3,075    $103.8     $790     $778      $801
Ratio......................                 2.54%     2.58%     3.03%              3.09%    2.96%     3.19%
EMERGING...................         33.5     620       465       414      32.7       97       88        92
Ratio......................                 1.85%     1.43%     1.23%              1.21%    1.06%     1.12%
-------------------------------------------------------------------------------------------------------------

EMERGING PORTFOLIO (D)
ASIA PACIFIC                       $22.5    $386      $261      $259     $22.0      $42      $39       $43
Ratio......................                 1.72%     1.19%     1.06%              0.77%    0.69%     0.73%
LATIN AMERICA..............          9.6     202       176       150       9.3       46       42        44
Ratio......................                 2.10%     1.89%     1.91%              1.99%    1.84%     2.33%
CEEMEA (E).................          1.4      32        28         5       1.4        9        7         5
Ratio......................                 2.26%     2.01%     0.40%              2.78%    1.96%     1.60%
-------------------------------------------------------------------------------------------------------------

(A) The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.
(B) Includes bankcards outside of the U.S., worldwide Diners Club, and private label cards.
(C) See page 34 for a description of the effect of credit card securitization activity.
(D)   Includes Private Bank and excludes Japan.
(E)   Central and Eastern Europe, Middle East, and Africa.
NM    Not meaningful.
--------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------
CONSUMER LOAN BALANCES, NET OF UNEARNED INCOME
-------------------------------------------------------------------------------------------------------------
                                                END OF PERIOD                             AVERAGE
                                         --------------------------------------------------------------------
                                         MAR. 31,  Dec. 31,  Mar. 31,           1ST QTR. 4th Qtr.  1st Qtr.
(In Billions of Dollars)                   1998      1997      1997               1998     1997      1997
-------------------------------------------------------------------------------------------------------------
MANAGED...............................     $137.3    $138.4    $135.2             $136.5   $137.4    $134.6
Securitized Credit Card Receivables...      (27.6)    (26.8)    (25.4)             (27.4)   (26.3)    (25.1)
Loans Held for Sale ..................       (3.8)     (3.5)     (3.1)              (3.6)    (3.6)     (3.1)
                                         --------------------------------------------------------------------
LOAN PORTFOLIO........................     $105.9    $108.1    $106.7             $105.5   $107.5    $106.4
-------------------------------------------------------------------------------------------------------------

Total delinquencies 90 days or more past due in the managed portfolio were $3.3 billion with a related delinquency ratio of 2.37% at March 31, 1998, compared to $3.2 billion or 2.31% at December 31, 1997 and $3.5 billion or 2.58% a year-ago. The increase in delinquencies from December 31, 1997 reflects an increase in the Asia Pacific region, partially offset by improvements in U.S. Citibanking. Total managed net credit losses in the 1998 first quarter of $887 million and the related loss ratio of 2.64% were up from $866 million and 2.50% in the 1997 fourth quarter, but down from $893 million and 2.69% in the 1997 first quarter.

In Citibanking, managed loans delinquent 90 days or more were $2.0 billion with a related ratio of 2.97% at March 31, 1998, compared to $2.0 billion or 3.07% at December 31, 1997 and $2.2 billion or 3.30% at March 31, 1997, reflecting improvements in the U.S. and the effect of foreign currency translation, partially offset by increases in Asia Pacific and in certain countries in Latin America. Net credit losses in the 1998 first quarter of $137 million and the related loss ratio of 0.83% were essentially unchanged from the 1997 fourth quarter and declined from $148 million and 0.91% a year-ago. The decrease in losses from the 1997 first quarter primarily reflects improvement in the U.S. and Europe, and the effect of foreign currency translation, partially offset by higher losses in Asia Pacific.

U.S. bankcards managed loans delinquent 90 days or more were $842 million or 1.88% at quarter-end, compared with $856 million or 1.80% at December 31, 1997 and $884 million or 1.98% a year-ago. Net credit losses of $668 million and the related loss ratio of 5.96% were up $13 million from $655 million and 5.64% in the 1997 fourth quarter and up $12 million from $656 million and 5.91% a year-ago. The 12-month-lagged loss ratio was 6.03% in the quarter, compared with 5.86% in the 1997 fourth quarter and 6.21% a year-ago. Net credit losses in the quarter included a $15 million (14 bps) increase related to the reclassification of certain collection agency fees from operating expense. Personal bankruptcies accounted for 37.0% of gross write-offs in the quarter, compared with 40.8% in the prior quarter and 36.6% in the 1997 first quarter.

The other Cards businesses include bankcards outside the United States, worldwide Diners Club, and private label cards. As of the 1998 first quarter, loans delinquent 90 days or more of $216 million and net credit losses of $89 million increased from the prior quarter by $22 million and $8 million, respectively, primarily due to increases in Asia Pacific. Delinquencies and net credit losses were essentially unchanged from a year-ago, reflecting increases in Asia Pacific offset by the effect of foreign currency translation.

Private Bank loans delinquent 90 days or more were $186 million or 1.21% of loans at March 31, 1998, compared to $110 million or 0.72% at December 31, 1997 and $198 million or 1.28% a year-ago. The increase from the 1997 fourth quarter primarily reflects an increase in nonaccrual loans in Asia Pacific. Net recoveries were $7 million in the 1998 first quarter, compared to $9 million in the preceding quarter and $2 million in a year-ago.

Total consumer loans on the balance sheet delinquent 90 days or more on which interest continued to be accrued were $988 million at March 31, 1998, compared with $1.0 billion at December 31, 1997 and $983 million at March 31, 1997. Included in these amounts are U.S. government-guaranteed student loans of $256 million, $240 million, and $227 million, respectively. Other consumer loans delinquent 90 days or more on which interest continued to be accrued (which primarily include worldwide bankcard receivables and certain portfolios in Germany) were $732 million, $762 million, and $756 million, respectively. The majority of these other loans are written off upon reaching a stipulated number of days past due. See the table entitled "Cash-Basis, Renegotiated, and Past Due Loans" on page 43.

Citicorp's policy for suspending the accrual of interest on consumer loans varies depending on the terms, security, and credit loss experience characteristics of each product, as well as write-off criteria in place. At March 31, 1998, interest accrual had been suspended on $1,850 million of consumer loans, primarily consisting of Citibanking loans, compared with $1,849 million at December 31, 1997 and $2,119 million at March 31, 1997. The decline from March 31, 1997 reflects improvements in U.S. mortgages and the effect of foreign currency translation, partially offset by increases in Asia Pacific. U.S. mortgages on which the accrual of interest had been suspended were $475 million at March 31, 1998, down from $514 million at December 31, 1997 and $671 million at March 31, 1997, reflecting continued improvement in the credit quality of the portfolio.

The portion of Citicorp's aggregate allowance for credit losses attributed to the consumer portfolio was $2.5 billion as of March 31, 1998 and December 31, 1997, up from $2.4 billion as of March 31, 1997. The aggregate allowance for credit losses reflected an additional provision in excess of net write-offs of $25 million in the 1998 and 1997 first quarters, as well as the 1997 fourth quarter. The allowance as a percentage of loans on the balance sheet was 2.36% as of March 31, 1998, compared with 2.30% at December 31, 1997 and 2.29% at March 31, 1997. See "Provision and Credit Loss Reserves" on page 30 for further discussion.

Net credit losses and the related loss ratios may increase from the 1998 first quarter as a result of economic conditions, seasonal factors, the credit performance of the portfolios, including bankruptcies, and other changes in portfolio levels. Additionally, delinquencies and loans on which the accrual of interest is suspended could remain at relatively high levels. Also, the inclusion of net credit losses and customer receivables related to the acquisition of AT&T Universal Card Services will increase Global Consumer net credit losses and the related loss ratio.


--------------------------------------------------------------------------------
GLOBAL CORPORATE BANKING
--------------------------------------------------------------------------------

The Global Corporate Banking business serves corporations, financial institutions, governments, investors, and other participants in capital markets throughout the world.


--------------------------------------------------------------------------------
                                                       FIRST QUARTER        %
                                                    -------------------
(In Millions of Dollars)                              1998      1997 (A)  Change
--------------------------------------------------------------------------------

Adjusted Revenue ...............................    $ 2,310     $ 1,926      20
Adjusted Operating Expense .....................      1,309       1,146      14
                                                    ---------------------------
OPERATING MARGIN ...............................      1,001         780      28
Credit Costs (Benefits) ........................         44         (75)     NM
                                                    ---------------------------
INCOME BEFORE TAXES ............................        957         855      12
Income Taxes ...................................        204         206      (1)
                                                    ---------------------------
NET INCOME .....................................    $   753     $   649      16
-------------------------------------------------------------------------------

Average Assets (In Billions of Dollars) ........    $   173     $   149      16
Return on Assets (%) ...........................       1.77        1.77       -
-------------------------------------------------------------------------------

(A)   Reclassified to conform to the latest quarter's presentation.
NM    Not meaningful, as percentage equals or exceeds 100%.
--------------------------------------------------------------------------------


Global Corporate Banking net income was $753 million in the quarter, up $104 million or 16% from 1997. Return on average assets of 1.77% was unchanged from the 1997 first quarter as average assets also grew 16%. Net income from the Emerging Markets business was $499 million or 66% of total Global Corporate Banking net income and Global Relationship Banking's net income was $254 million or 34% of total Global Corporate Banking net income.

The results reflect improved contributions from both the Emerging Markets business and Global Relationship Banking. Adjusted revenue in the quarter increased $384 million or 20% (24% excluding the effect of foreign currency translation) from the year-ago quarter, with $185 million of the increase attributable to the Emerging Markets business (a 20% growth rate) and $199 million attributable to Global Relationship Banking (also a 20% growth rate). Adjusted operating expense increased $163 million or 14% (18% excluding the effect of foreign currency translation) from 1997, with $52 million of the increase in the Emerging Markets business and $111 million in Global Relationship Banking. Revenue growth outpaced expense growth by a 2.4 to 1 ratio, resulting in operating margin growth of $221 million or 28%. Credit costs were $44 million, and compared with a net benefit of $75 million in 1997, which included a $50 million recovery from the refinancing agreement concluded with Peru. The growth in operating margin, partially offset by the growth in credit costs, yielded a $102 million or 12% improvement in income before taxes. Net income further benefited from a decline in the effective tax rate to 21% from 24%, attributable to changes in the nature and geographic mix of pretax earnings. The Emerging Markets business reported an 11% improvement in net income and Global Relationship Banking reported a 27% improvement in net income.

Commercial cash-basis loans at March 31, 1998 were $1.3 billion, up $280 million and $415 million from year end and the year-ago quarter, reflecting increases in the Emerging Markets business, primarily in Indonesia and Thailand, and improvements in Global Relationship Banking, primarily real-estate related. Commercial cash-basis loans in the Emerging Markets business were $967 million at March 31, 1998, an increase of $304 million from year end and $552 million from a year ago. Emerging Markets cash-basis loans included $83 million and $59 million at March 31, 1998 and December 31, 1997, respectively, of balance sheet credit exposures related to foreign currency derivative contracts from several Asian customers for which the recognition of revaluation gains has been suspended. The amounts included a year ago were not material. Commercial OREO of $350 million declined $111 million and $243 million from year end and the year-ago quarter, primarily reflecting improvements in real estate in Global Relationship Banking. See the tables entitled "Cash-Basis, Renegotiated, and Past Due Loans" and "Other Real Estate Owned and Assets Pending Disposition" on page 43.

Average assets of $173 billion in the 1998 first quarter increased $24 billion or 16% from the 1997 first quarter with $17 billion of the increase in the Emerging Markets business and $7 billion of the increase in Global Relationship Banking. The increase primarily reflects growth in both businesses in loan portfolio, transaction banking, and trading products together with treasury initiatives.

Levels of trading-related and venture capital revenue and securities transactions and net asset gains in Global Corporate Banking may fluctuate in the future as a result of market and asset-specific factors. See pages 29 and 30 for discussions of trading-related and venture capital revenue and securities transactions and net asset gains that supplement the analyses in the Emerging Markets and Global Relationship Banking sections that follow. Losses on commercial lending activities can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Credit costs and cash-basis loans may increase from the 1998 first quarter level due to conditions in Asia or other factors. See "Provision and Credit Loss Reserves" on page 30 for additional discussion of the Global Corporate Banking portfolio.


--------------------------------------------------------------------------------
EMERGING MARKETS
--------------------------------------------------------------------------------
                                                       FIRST QUARTER        %
                                                    -------------------
(In Millions of Dollars)                              1998      1997 (A)  Change
--------------------------------------------------------------------------------

Adjusted Revenue ...............................    $ 1,113     $   928      20
Adjusted Operating Expense .....................        499         447      12
                                                    ---------------------------
OPERATING MARGIN ...............................        614         481      28
Credit Costs (Benefits) ........................         63         (36)     NM
                                                    ---------------------------
INCOME BEFORE TAXES ............................        551         517       7
Income Taxes ...................................         52          68     (24)
                                                    ---------------------------
NET INCOME .....................................    $   499     $   449      11
-------------------------------------------------------------------------------

Average Assets (In Billions of Dollars) ........    $    83     $    66      26
Return on Assets (%) ...........................       2.44        2.76       -
-------------------------------------------------------------------------------

(A)   Reclassified to conform to the latest quarter's presentation.
NM    Not meaningful, as percentage equals or exceeds 100%.
--------------------------------------------------------------------------------

Emerging Markets net income of $499 million grew $50 million or 11% from 1997. Operating margin grew $133 million or 28%, as revenue growth outpaced expense growth by a 3.6 to 1 ratio, but credit costs increased to $63 million, resulting in income before taxes increasing 7% from the 1997 quarter. Net income for the quarter benefited from a decline in the effective income tax rate due to changes in the geographic mix and nature of pretax earnings.

Adjusted revenue in the quarter of $1.1 billion increased $185 million or 20% (27% excluding the effect of foreign currency translation) from the year-ago first quarter. The increase reflected a $73 million improvement in trading-related revenue, higher securities transactions and net asset gains, and double-digit growth in transaction banking and corporate finance revenue. The increase in trading-related revenue reflected improved foreign exchange results in Asia Pacific attributable to unsettled markets in certain Asian currencies. Aggregate securities transactions and net asset gains of $218 million and $154 million in the 1998 and 1997 first quarters, respectively, included $189 million from the sale of Brady bonds in the 1998 quarter and $46 million related to the refinancing agreement concluded with Peru in the 1997 quarter.

Adjusted revenue in Asia Pacific (comprising 13 countries and territories excluding Japan and the Indian subcontinent, but including Australia and New Zealand) grew 15% from the 1997 first quarter due to improved trading-related results. No single country or territory in the Emerging Markets Asia Pacific business exceeded 2% of Citicorp's adjusted revenue or average assets. Revenue attributed to the Embedded Bank and Emerging Local Corporate strategies, together with new franchises, accounted for 8% of Emerging Markets revenue, up 49% from the 1997 quarter. About 21% of the revenue in the Emerging Markets business was attributable to business from multinational companies managed jointly with Global Relationship Banking, with that revenue having grown 27% from the 1997 first quarter.

Adjusted operating expense of $499 million in the 1998 first quarter increased $52 million or 12% (19% excluding the effect of foreign currency translation) from the year-ago quarter. The growth reflected investment spending to build the franchise, including costs associated with Citicorp's plan to gain market share in selected emerging market countries, and broadly-based volume growth across most products and geographic segments.

Credit costs totaled $63 million in the quarter, up from a net benefit of $36 million in the 1997 quarter, which included a $50 million recovery from the refinancing agreement concluded with Peru. Credit costs in the 1998 quarter increased $58 million in Asia Pacific, primarily in Thailand and Indonesia. Recoveries in the 1998 quarter included $9 million from the refinancing agreement concluded with the Ivory Coast.

Negotiations among the Republic of Korea and international creditor banks, which were chaired by Citibank, were successful in extending the maturities of nearly $22 billion in short-term loans to Korean banks. Pursuant to the terms, on April 8, 1998 Citibank exchanged $398 million of such loans for new loans guaranteed by the Republic of Korea with maturities of one, two, and three years.


--------------------------------------------------------------------------------
GLOBAL RELATIONSHIP BANKING
--------------------------------------------------------------------------------
                                                       FIRST QUARTER        %
                                                    -------------------
(In Millions of Dollars)                              1998      1997 (A)  Change
--------------------------------------------------------------------------------

Adjusted Revenue ...............................    $ 1,197     $   998      20
Adjusted Operating Expense .....................        810         699      16
                                                    ---------------------------
OPERATING MARGIN ...............................        387         299      29
Credit Benefits ................................        (19)        (39)    (51)
                                                    ---------------------------
INCOME BEFORE TAXES ............................        406         338      20
Income Taxes ...................................        152         138      10
                                                    ---------------------------
NET INCOME .....................................    $   254     $   200      27
-------------------------------------------------------------------------------

Average Assets (In Billions of Dollars) ........    $    90     $    83       8
Return on Assets (%) ...........................       1.14        0.98       -
-------------------------------------------------------------------------------

(A)   Reclassified to conform to the latest quarter's presentation.
--------------------------------------------------------------------------------


Net income of $254 million from the Global Relationship Banking business in North America, Europe, and Japan in the 1998 first quarter increased $54 million or 27% from 1997. Operating margin increased $88 million or 29%, and net credit benefits declined $20 million to $19 million, resulting in a $68 million or 20% improvement in income before taxes. Net income benefited from a decline in the effective income tax rate to 37% from 41%.

Adjusted revenue of $1.2 billion increased $199 million or 20% from the 1997 first quarter reflecting a $171 million improvement in venture capital results compared with the low year-ago level, a $39 million improvement in trading-related revenue, and moderate growth in transaction banking services and corporate finance revenue, partially offset by a $32 million gain recognized in the 1997 quarter from the sale of an investment, and lower treasury results attributable to a flatter yield curve.

Adjusted operating expense of $810 million increased $111 million or 16% compared with the 1997 first quarter, primarily attributable to increased spending on technology, higher incentive compensation, and volume-related expense in transaction banking services.

Credit costs in the quarter were a net benefit of $19 million, down from a net benefit of $39 million in the 1997 first quarter, due primarily to a lower level of recoveries.


--------------------------------------------------------------------------------
CORPORATE ITEMS
--------------------------------------------------------------------------------
                                                       FIRST QUARTER        %
                                                    -------------------
(In Millions of Dollars)                              1998      1997 (A)  Change
--------------------------------------------------------------------------------

Revenue ........................................    $   262     $   211      24
Operating Expense ..............................        182         167       9
                                                    ---------------------------
INCOME BEFORE TAXES ............................         80          44      82
Income Taxes ...................................        226         191      18
                                                    ---------------------------
NET LOSS .......................................    ($  146)    ($  147)     (1)
-------------------------------------------------------------------------------

Average Assets (In Billions of Dollars) ........    $     9     $     5      80
-------------------------------------------------------------------------------

(A) Reclassified to conform to the latest quarter's presentation.
--------------------------------------------------------------------------------


Corporate Items includes revenue derived from charging businesses for funds employed, based upon a marginal cost of funds concept, unallocated corporate costs and the offset created by attributing income taxes to core business activities on a local tax-rate basis. Citicorp's effective tax rate was 38% in both the 1998 and 1997 first quarters. Income taxes are attributed to core businesses on the basis of local tax rates, which resulted in effective tax rates for the core businesses of 25% in the 1998 quarter and 27% in the 1997 quarter, primarily reflecting changes in the nature and geographic mix of earnings.

Revenue in the 1998 quarter included $19 million of gains on sales of investment securities held in the Corporate portfolio, while the 1997 quarter reflected investment writedowns of $20 million. Expense in the 1998 first quarter included a $25 million charge associated with performance-based stock options granted in January 1998, and increases in certain technology expenses and other unallocated corporate costs. The 1997 quarter included a $72 million charge related to performance-based stock options which vested in that quarter. Average assets in the 1998 quarter included certain liquid assets to pre-fund the AT&T Universal Card Services acquisition completed on April 2, 1998.

--------------------------------------------------------------------------------
MANAGING GLOBAL RISK
--------------------------------------------------------------------------------
LIQUIDITY
--------------------------------------------------------------------------------


Citicorp manages liquidity through a well-defined process described in the 1997 Annual Report and Form 10-K.

A diversity of funding sources, currencies, and maturities is used to gain a broad practical access to the investor base. Citicorp's deposits of $214.7 billion represented 65% of total funding at March 31, 1998 compared with $199.1 billion (64% of total funding) at December 31, 1997, and are broadly diversified by both geography and customer segment. Stockholders' equity, which was $21.5 billion at March 31, 1998 compared with $21.2 billion at December 31, 1997, continues to be an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp (the "Parent Company") and its subsidiaries. Total long-term debt outstanding at March 31, 1998, was $20.2 billion, compared with $19.8 billion at year-end 1997.

Asset securitization programs remain an important source of liquidity. Total consumer loans securitized during the quarter were $4.2 billion, including $2.5 billion of U.S. credit cards and $1.7 billion of U.S. mortgages. As credit card securitization transactions amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. During the three months ended March 31, 1998, the scheduled amortization of certain credit card securitization transactions made available $1.8 billion of new receivables. In addition, $4.8 billion and $6.1 billion of credit card securitization transactions are scheduled to amortize during the remainder of 1998 and in 1999, respectively.

The Parent Company is a legal entity separate and distinct from Citibank, N.A. and its other subsidiaries and affiliates. As discussed in the 1997 Annual Report and Form 10-K, there are various legal limitations on the extent to which Citicorp's subsidiaries may extend credit, pay dividends, or otherwise supply funds to Citicorp. As of March 31, 1998, under their applicable dividend limitations, Citicorp's national and state-chartered bank subsidiaries could have declared dividends to their respective parent companies without regulatory approval of approximately $2.5 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that as of March 31, 1998, its bank subsidiaries could have distributed dividends to Citicorp, directly or through their parent holding company, of approximately $2.1 billion of the available $2.5 billion.


--------------------------------------------------------------------------------
MANAGEMENT OF PRICE RISK EXPOSURE
--------------------------------------------------------------------------------


Price risk is the risk to earnings from changes in interest rates, foreign exchange rates, commodity and equity prices, and in their implied volatilities. This exposure arises in the normal course of business of a global financial intermediary.

Citicorp has established procedures for managing price risk which are described in the 1997 Annual Report and Form 10-K. These procedures include limits set annually for each major category of risk; these limits are monitored and managed by the businesses, and reviewed monthly at the corporate level.

Price risk is measured using various tools, including the Earnings-at-Risk method, which is applied to interest rate risk of the non-trading portfolios, and the Value-at-Risk method, which is applied to the trading portfolios.

The Financial Accounting Standards Board ("FASB") is in the process of finalizing a new accounting standard on derivatives and hedging. The new standard is intended to be issued in final form in the 1998 second quarter and to become effective on January 1, 2000 for calendar year companies such as Citicorp. As currently proposed, the new standard would significantly change the accounting treatment of end-user derivative and foreign exchange contracts by

Citicorp and its customers. Depending on the underlying risk management strategy, these accounting changes could affect reported earnings, assets, liabilities, and stockholders' equity. As a result, Citicorp and the customers to which it provides derivatives and foreign exchange products may have to reconsider their risk management strategies, since the proposed new standard would not reflect the results of many of those strategies in the same manner as current accounting practice. Citicorp is in the process of evaluating the potential impact of the proposed new standard.


--------------------------------------------------------------------------------
PRICE RISK IN NON-TRADING PORTFOLIOS
--------------------------------------------------------------------------------


Earnings-at-Risk measures the potential pretax earnings impact over a specified time horizon of a specified parallel shift in the yield curve for the appropriate currency. The yield curve shift is statistically derived as a two standard deviation change in a short-term interest rate over the period required to defease the position (usually four weeks). Earnings-at-Risk is calculated separately for each currency, and reflects the repricing gaps in the position, as well as option positions, both explicit and embedded.

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

Citicorp's non-trading price risk exposure is mainly to movements in U.S. dollar interest rates, however recent interest rate volatility in certain Asian countries has resulted in an increased measure of non-U.S. dollar
Earnings-at-Risk. As of March 31, 1998, the rate shift over a four week defeasance period applied to the U.S. dollar yield curve for purposes of calculating Earnings-at-Risk was 55 basis points. As of March 31, 1998, the rate shifts applied to non-U.S. currencies for purposes of calculating
Earnings-at-Risk over a one to eight week defeasance period ranged from 17 to 727 basis points, depending on the currency.

The table below illustrates that as of March 31, 1998, a 55 basis point increase in the U.S. dollar yield curve would have a potential negative impact on Citicorp's pretax earnings of approximately $105 million in the next twelve months, and a positive impact of approximately $112 million for the five year period 1998-2003, while a two standard deviation increase in non-U.S. dollar interest rates would have had a potential negative impact on Citicorp's pretax earnings of approximately $85 million in the next twelve months, and approximately $203 million for the five year period 1998-2003.

-------------------------------------------------------------------------------------------------------------
EARNINGS-AT-RISK
-------------------------------------------------------------------------------------------------------------
                                                      ASSUMING A U.S. DOLLAR     ASSUMING A NON-U.S. DOLLAR
                                                           RATE MOVE OF                 RATE MOVE OF
                                                   ----------------------------------------------------------
IMPACT ON PRETAX EARNINGS                            TWO STANDARD DEVIATIONS     TWO STANDARD DEVIATIONS(A)
(In Millions of Dollars at March 31, 1998)            INCREASE      DECREASE      INCREASE       DECREASE
-------------------------------------------------------------------------------------------------------------
Overnight to Three Months......................         ($59)           $64          ($20)          $20
Four to Six Months.............................          (24)            30           (22)           22
Seven to Twelve Months.........................          (22)            31           (43)           43
                                                   ----------------------------------------------------------
TOTAL OVERNIGHT TO TWELVE MONTHS...............         (105)           125           (85)           85
Year Two.......................................          (10)            14           (77)           78
Year Three.....................................           44            (47)          (36)           36
Year Four......................................           85            (88)           (8)            8
Year Five......................................          149           (164)          (33)           33
Effect of Discounting..........................          (51)            57            36           (36)
                                                   ----------------------------------------------------------
TOTAL .........................................         $112          ($103)        ($203)         $204
-------------------------------------------------------------------------------------------------------------

(A) Total assumes a two standard deviation increase or decrease for every currency, not taking into account any correlation among currencies.
--------------------------------------------------------------------------------

The table below summarizes Citicorp's twelve month Earnings-at-Risk over recent periods.

-------------------------------------------------------------------------------------------------------------
TWELVE MONTH EARNINGS-AT-RISK (IMPACT ON PRETAX EARNINGS)
-------------------------------------------------------------------------------------------------------------
                                                   U.S. DOLLAR                     NON-U.S. DOLLAR
                                        ---------------------------------------------------------------------
                                        MAR. 31,    Dec. 31,   Mar. 31,    MAR. 31,   Dec. 31,    Mar. 31,
(In Millions of Dollars)                   1998       1997        1997       1998        1997       1997
-------------------------------------------------------------------------------------------------------------
Assuming a Two Standard Deviation Rate:
    Increase........................       ($105)     ($180)      ($174)      ($85)       ($25)      ($31)
    Decrease........................         125        211         204         85          25         31
-------------------------------------------------------------------------------------------------------------

The tables on page 18 and above illustrate that Citicorp's pretax earnings in its non-trading activities over the subsequent 12 months would be reduced by an increase in interest rates and would benefit from a decrease in interest rates. For the U.S. dollar portfolio this primarily reflects the utilization of receive-fixed interest rate swaps and similar instruments to effectively modify the repricing characteristics of certain consumer and commercial loan portfolios, deposits, and long-term debt. Correspondingly, derivatives are not used extensively to modify the repricing characteristics of the non-U.S. dollar portfolio. Excluding the effects of these instruments, Citicorp's twelve month Earnings-at-Risk over recent periods would be as follows:


--------------------------------------------------------------------------------
TWELVE MONTH EARNINGS-AT-RISK (EXCLUDING EFFECTS OF DERIVATIVES)
--------------------------------------------------------------------------------
                                                       U.S. DOLLAR
                                            -----------------------------------
IMPACT ON PRETAX EARNINGS                    MAR. 31,   Dec. 31,    Mar. 31,
(In Millions of Dollars)                       1998        1997       1997
-------------------------------------------------------------------------------

Assuming a Two Standard Deviation Rate:
    Increase................................    $98         $64       $159
    Decrease................................    (86)        (44)      (124)
-------------------------------------------------------------------------------

(A) Excluding the effects of derivatives, Citicorp's non-U.S. dollar Earnings-at-Risk would have had a negative impact of $85 million and $26 million assuming a two standard deviation increase in rates and a positive impact of $85 million and $27 million assuming a two standard deviation decrease in rates at March 31, 1998 and December 31, 1997 respectively.
--------------------------------------------------------------------------------


The first table on page 18 also illustrates that the risk profile in the one-to-two year time horizon was directionally similar, but generally tends to reverse in subsequent periods. This reflects the fact that the majority of the derivative instruments utilized to modify repricing characteristics as described above will mature within three years. Additional detail regarding these derivative instruments may be found on page 41.

During the 1998 first quarter, the U.S. dollar Earnings-at-Risk for the following 12 months assuming a two standard deviation increase in rates would have had a potential negative impact ranging from approximately $65 million to $137 million in the aggregate at each month end, compared with a range from $142 million to $209 million during 1997. The relatively lower U.S. dollar Earnings-at-Risk experienced during the 1998 first quarter was primarily due to the reduction in the level of received fixed swaps. A two standard deviation increase in non-U.S. dollar interest rates for the following twelve months would have had a potential negative impact ranging from approximately $53 million to $85 million in the aggregate at each month-end during the 1998 first quarter, compared with a range from $15 million to $33 million during 1997. The higher non-U.S. dollar Earnings-at-Risk experienced during the 1998 first quarter primarily reflected the higher interest rate volatility seen across the Asia Pacific region.

--------------------------------------------------------------------------------
PRICE RISK IN TRADING PORTFOLIOS
--------------------------------------------------------------------------------

The price risk of trading activities is measured using the Value-at-Risk method, which estimates, at a 99% confidence level, the largest potential loss in pretax market value that could occur over a one day holding period. The Value-at-Risk method incorporates the market factors to which the market value of the trading position is exposed (interest rates, foreign exchange rates, equity and commodity prices, and their implied volatilities), the sensitivity of the position to changes in those market factors, and the volatilities and correlations of those factors. The Value-at-Risk measurement includes the foreign exchange risks that arise in traditional banking businesses as well as in explicit trading positions.

The aggregate pretax Value-at-Risk in the trading portfolios was $21 million at March 31, 1998 and daily exposures averaged $24 million in the 1998 first quarter for Citicorp's major trading centers and ranged from $18 million to $31 million. The level of exposure taken depends on the market environment and expectations of future price and market movements, and will vary from period to period. The trading-related revenue for the 1998 first quarter was $728 million, compared with $347 in the 1997 fourth quarter.

The table below summarizes Citicorp's Value-at-Risk in its trading portfolio as of March 31, 1998.


-------------------------------------------------------------------------------
VALUE-AT-RISK
-------------------------------------------------------------------------------
                                                         1998
                                                         FIRST
                                              MAR. 31,   QUARTER     Dec. 31,
(In Millions of Dollars)                        1998     DAILY         1997
                                                          AVERAGE
-------------------------------------------------------------------------------

Interest Rate..............................      $20         $21        $23
Foreign Exchange...........................        6          10          8
All Other (primarily Equity and Commodity).        9           9          8
Covariance Adjustment......................      (14)        (16)       (14)
                                             ----------------------------------
TOTAL .....................................      $21         $24        $25
-------------------------------------------------------------------------------


--------------------------------------------------------------------------------
MANAGEMENT OF CROSS-BORDER RISK
--------------------------------------------------------------------------------


Cross-border risk is the risk that Citicorp will be unable to obtain payment from customers on their contractual obligations as a result of actions taken by foreign governments such as exchange controls, debt moratorium and restrictions on the remittance of funds. Citicorp manages cross-border risk as part of the Windows on Risk process described in the 1997 Annual Report and Form 10-K.

The table on page 21 presents total cross-border outstandings on a regulatory basis in accordance with Federal Financial Institutions Examination Council ("FFIEC") guidelines. Total cross-border outstandings include cross-border claims on third parties as well as investments in and funding of local franchises.

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

------------------------------------------------------------------------------------------------------------------------------------
Cross-Border Outstandings and Commitments
------------------------------------------------------------------------------------------------------------------------------------
                                                    March 31, 1998                                           December 31, 1997
                  ----------------------------------------------------------------------------------- ------------------------------
                    Cross-Border Claims on Third Parties
                  ----------------------------------------- Investments
                                                 Trading       in and
                                                 and         Funding of     Total                         Total
(In Billions of  ------------------------------- Short-Term    Local     Cross-Border                 Cross-Border
  Dollars)        Banks  Public  Private  Total  Claims (A)  Franchises  Outstandings Commitments (B) Outstandings  Commitments (B)
------------------------------------------------------------------------------------------------------------------------------------
United Kingdom.   $  1.5 $  0.8  $  2.7   $  5.0   $  3.8      $  -        $  5.0 (C)      $  7.0       $  4.5 (C)      $  7.8
France.........      2.1    0.7     0.7      3.5      3.3         0.6         4.1 (C)         0.8          3.1 (C)         0.6
Italy..........      0.7    -       0.3      1.0      1.0         3.0         4.0 (C)         0.5          3.4 (C)         0.5
Germany........      1.3    0.9     0.4      2.6      2.4         1.2         3.8 (C)         1.6          4.7 (C)         1.7
Japan..........      2.2    0.2     0.9      3.3      2.9         -           3.3 (D)         0.7          3.2 (C)         1.1
Spain..........      0.2    -       0.3      0.5      0.4         2.3         2.8 (D)         0.4          2.3 (D)         0.4
Switzerland....      1.1    -       1.7      2.8      2.5         -           2.8 (D)         1.2          2.7 (D)         1.1
Netherlands....      0.8    0.2     1.0      2.0      1.7         0.1         2.1             1.0          2.2             0.8
Canada.........      0.9    0.1     0.4      1.4      1.2         -           1.4             1.7          1.6             1.8
Belgium........      0.4    0.2     0.4      1.0      1.0         0.4         1.4             0.2          0.9             0.2
Sweden.........      0.5    0.2     0.3      1.0      0.9         0.1         1.1             0.8          1.1             0.7
Finland........      0.3    0.1     0.4      0.8      0.6         0.1         0.9             0.4          0.7             0.4
Other (22 countries
  in 1998).....      1.4    0.5     2.0      3.9      2.9         0.6         4.5             1.8          4.0             1.6
------------------------------------------------------------------------------------------------------------------------------------
Europe, Canada,
  and Japan....     13.4    3.9    11.5     28.8     24.6         8.4        37.2            18.1         34.4            18.7
------------------------------------------------------------------------------------------------------------------------------------

Brazil.........      0.4    1.3     1.6      3.3      1.6         1.7         5.0 (C)         0.3          4.4 (C)         0.1
Mexico.........      0.1    1.8     0.6      2.5      1.0         0.5         3.0 (D)         0.5          3.0 (D)         0.6
Argentina......      -      0.3     1.1      1.4      0.8         0.8         2.2             0.1          2.2             0.1
Chile..........      -      0.3     0.4      0.7      0.2         0.3         1.0             0.1          1.0             -
Venezuela......      0.1    0.7     0.1      0.9      0.2         0.1         1.0             0.1          1.0             -
Colombia.......      0.2    -       0.1      0.3      0.2         0.6         0.9             0.2          0.9             0.1
Peru...........      0.1    0.1     0.2      0.4      0.3         0.1         0.5             0.2          0.4             0.1
Uruguay........      -      0.2     0.1      0.3      0.1         -           0.3             -            0.3             -
Other (20 countries
  in 1998).....      0.2    0.6     0.6      1.4      1.0         0.1         1.5             0.6          1.1             0.6
------------------------------------------------------------------------------------------------------------------------------------
Latin America..      1.1    5.3     4.8     11.2      5.4         4.2        15.4             2.1         14.3             1.6
------------------------------------------------------------------------------------------------------------------------------------

South Korea....      0.6    0.2     0.9      1.7      1.5         1.1         2.8 (D)         0.4          2.6 (D)         0.2
Saudi Arabia...      0.5    0.1     0.1      0.7      0.3         -           0.7             0.2          0.8             0.3
Malaysia.......      0.1    -       0.2      0.3      0.3         0.3         0.6             0.1          0.7             0.1
Indonesia......      0.1    -       0.5      0.6      0.5         -           0.6             0.2          0.6             0.2
Singapore......      0.1    -       0.4      0.5      0.4         -           0.5             0.6          0.5             0.3
Hong Kong......      0.2    -       0.2      0.4      0.4         -           0.4             0.3          0.7             0.3
Taiwan.........      0.1    -       0.3      0.4      0.3         -           0.4             0.4          0.4             0.5
Bahrain........      0.2    0.1     -        0.3      0.2         -           0.3             0.1          0.3             0.1
China..........      0.1    -       0.1      0.2      0.1         -           0.2             0.4          0.6             0.4
Thailand.......      -      -       0.2      0.2      0.1         -           0.2             0.1          0.3             0.1
India..........      -      -       0.2      0.2      0.1         -           0.2             0.2          0.2             0.3
Pakistan.......      0.1    -       -        0.1      0.1         0.1         0.2             -            0.2             -
Kuwait.........      0.1    -       -        0.1      0.1         -           0.1             -            0.2             -
Philippines....      -      -       0.1      0.1      0.1         -           0.1             0.1          0.2             0.1
Other (10 countries
  in 1998).....      -      0.1     0.2      0.3      0.2         -           0.3             0.4          0.3             0.4
------------------------------------------------------------------------------------------------------------------------------------
Asia/ Middle East    2.2    0.5     3.4      6.1      4.7         1.5         7.6             3.5          8.6             3.3
------------------------------------------------------------------------------------------------------------------------------------

Australia......      0.4    -       0.2      0.6      0.5         0.1         0.7             0.3          0.7             0.4
New Zealand....      0.1    -       -        0.1      0.1         0.5         0.6             0.1          0.7             -
All Other......      -      0.7     0.2      0.9      0.7         0.4         1.3             0.4          1.5             0.4
------------------------------------------------------------------------------------------------------------------------------------
Total Other....      0.5    0.7     0.4      1.6      1.3         1.0         2.6             0.8          2.9             0.8
------------------------------------------------------------------------------------------------------------------------------------
Total Citicorp.    $17.2  $10.4   $20.1    $47.7    $36.0       $15.1       $62.8           $24.5        $60.2           $24.4
------------------------------------------------------------------------------------------------------------------------------------

(A)   Included in total cross-border claims on third parties.
(B)   Commitments (not included in total cross-border outstandings) include legally binding cross-border letters of credit and loan commitments.
(C)   Total cross-border outstandings were in excess of 1.0% of total assets at the end of the respective periods.
(D)   Total cross-border outstandings were between 0.75% and 1.0% of total assets at the end of the respective periods.
------------------------------------------------------------------------------------------------------------------------------------

Details of investments in and funding of local franchises for selected Asian countries included in the table on page 21 at March 31, 1998 were as follows:


------------------------------------------------------------------------------------------------------------------------------------
                                      Local Country Assets (A)                           Local Country Liabilities(B)
                ---------------------------------------------------------------------   -----------------------------
                                        Gross                                              Gross
                                      Unrealized                                         Unrealized
                                       Gains on                                          Losses on                    Investments
                                      Derivative   All                                    Derivative                      in and
In Billions of                       and Foreign   Other                       Local    and Foreign     All Other      Funding of
 Dollars at     Consumer  Commercial   Exchange    Assets                     Country     Exchange    Local Country      Local
 March 31, 1998  Loans      Loans     Contracts    (C)      Adjustments (D)   Assets     Contracts   Liabilities (E)   Franchises
------------------------------------------------------------------------------------------------------------------------------------
South Korea ...   $0.8       $1.2        $1.2      $1.9        ($0.5)        $4.6         $1.0           $2.5            $1.1
Malaysia ......    1.4        0.8         0.2       1.1         (0.2)         3.3          0.1            2.9             0.3
Indonesia .....    0.2        0.4         0.2       1.0         (0.1)         1.7          0.3            1.5             -
Thailand ......    1.1        0.9         0.4       1.2         (0.3)         3.3          0.4            2.9             -
Philippines ...    0.3        0.9         0.1       1.4         (0.5)         2.2          -              2.2             -
------------------------------------------------------------------------------------------------------------------------------------

(A)   At December 31, 1997, local country assets were $4.5 billion in South
      Korea, $3.4 billion in Malaysia, $2.0 billion in Indonesia, $2.7 billion in Thailand, and $2.2 billion in Philippines.
(B)   At December 31, 1997, local country liabilities were $3.4 billion in South
      Korea, $3.0 billion in Malaysia, $2.2 billion in Indonesia, $3.0 billion in Thailand, and $2.2 billion in Philippines.
(C)   Includes deposits at interest with banks, securities, customers'
      acceptance liabilities, and other monetary assets.
(D)   Adjustments include externally guaranteed outstandings, locally booked claims on nonresidents, and certain other claims as defined by the FFIEC.
(E)   Primarily deposits, purchased funds and other borrowings, and acceptances outstanding.
------------------------------------------------------------------------------------------------------------------------------------

On January 28, 1998 an agreement was reached between the Republic of Korea and a group of international banks (including Citicorp) on a plan to extend the maturities of short-term credits to the Korean banking system. On April 8, 1998 Korean banks exchanged $21.75 billion of their short-term cross-border credits for new loans with maturities of one-, two-, or three-years, guaranteed by the Republic of Korea, and bearing a floating rate of interest at rates of 2.25%, 2.50%, and 2.75%, respectively, over the six-month London Interbank Offering Rate (LIBOR). Of the total, $3.76 billion was exchanged into one-year loans, $9.79 billion into two-year loans, and $8.2 billion into three-year loans.

Under the plan, Citicorp exchanged $398 million of short-term loans to Korean banks for new loans with maturities of one, two, and three years.


--------------------------------------------------------------------------------
ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------


The table on page 23 presents the estimated fair value in excess of (less than) carrying value of Citicorp's financial instruments as defined in accordance with applicable requirements, including financial assets and liabilities recorded on the balance sheet as well as off-balance sheet instruments such as derivative and foreign exchange contracts and credit card securitizations. To better reflect Citicorp's values subject to market risk and to illustrate the interrelationships that characterize risk management strategies, the table on page 23 also provides estimated fair value data for the expected time period until runoff of existing deposits with no fixed maturity.

-------------------------------------------------------------------------------------------------------------
ESTIMATED FAIR VALUE IN EXCESS OF (LESS THAN) CARRYING VALUE
-------------------------------------------------------------------------------------------------------------
                                                    MAR. 31,    Dec. 31,   Sept. 30,   June 30,   Mar. 31,
(In Billions of Dollars)                              1998        1997       1997        1997       1997
-------------------------------------------------------------------------------------------------------------
Assets and Liabilities..........................       $6.3        $6.2       $6.2        $6.2       $6.2
End-User Derivative and Foreign Exchange Contracts      0.7         0.7        0.5         0.1       (0.7)
Credit Card Securitizations (A).................       (0.3)       (0.3)      (0.2)        0.1        0.3
                                                   ----------------------------------------------------------
                                                        6.7         6.6        6.5         6.4        5.8
Deposits with No Fixed Maturity (B).............        3.3         3.3        2.9         3.0        3.1
                                                   ----------------------------------------------------------
TOTAL...........................................      $10.0        $9.9       $9.4        $9.4       $8.9
-------------------------------------------------------------------------------------------------------------

(A)   Reflects the estimated (shortfall) excess in fair value of the various components of these transactions, but principally arises from fixed rates payable to certificate holders.
(B)   Represents the estimated excess fair value related to the expected time period until runoff of existing deposits with no fixed maturity on the balance sheet, without assuming any regeneration of balances, based on the estimated difference between the cost of funds on these deposits and the cost of funds from alternative sources.
-------------------------------------------------------------------------------------------------------------


The quarterly fluctuations among financial instruments are primarily due to changes in the interest rate environment in the U.S. and other countries. During the 1998 first quarter, U.S. interest rates declined marginally, which resulted in the estimated fair values in excess of (less than) carrying values remaining essentially unchanged from year-end 1997. Generally in declining interest rate environments, as experienced during the last four quarters, the fair value of Citicorp's assets and liabilities, deposits with no fixed maturity and credit card securitizations (primarily fixed rate investor certificates) tend to decline, while the value of derivative contracts tend to increase. In addition, fair values may vary from period to period based on changes in a variety of other factors including credit quality, market perceptions of value, and the changing composition of assets and liabilities.


--------------------------------------------------------------------------------
CAPITAL
--------------------------------------------------------------------------------


Citicorp is subject to risk-based capital guidelines issued by the Federal Reserve Board ("FRB"). These guidelines are supplemented by a leverage ratio requirement. The risk-based capital guidelines and the leverage ratio requirement are detailed in the 1997 Annual Report and Form 10-K.


--------------------------------------------------------------------------------
                                         MAR. 31,      Dec. 31,       Mar. 31,
CITICORP RATIOS                            1998          1997           1997
--------------------------------------------------------------------------------
Tier 1 Capital......................         8.26%         8.34%         8.39%
Total Capital (Tier 1 and Tier 2)...        12.13         12.31         12.11
Leverage (A)........................         6.83          7.01          7.39
Common Stockholders' Equity.........         6.01          6.21          6.50
--------------------------------------------------------------------------------

(A)   Tier 1 capital divided by adjusted average assets.
--------------------------------------------------------------------------------


Citicorp continued to maintain a strong capital position during the 1998 first quarter. Total capital (Tier 1 and Tier 2) amounted to $31.2 billion at March 31, 1998 representing 12.13% of net risk-adjusted assets. This compares with $31.2 billion and 12.31% at December 31, 1997 and $29.3 billion and 12.11% at March 31, 1997. Tier 1 capital of $21.3 billion at March 31, 1998 represented 8.26% of net risk-adjusted assets, compared with $21.1 billion and 8.34% at December 31, 1997 and $20.3 billion and 8.39% at March 31, 1997. The Tier 1 capital ratio at March 31, 1998 was within Citicorp's target range of 8.00% to 8.30%.

The excess of Tier 1 capital generated during a period reduced by capital utilized for business expansion is referred to as "free capital." As shown in the table below, Citicorp generated $280 million of free capital during the 1998 first quarter compared with $726 million in the 1997 first quarter. The amount of free capital is impacted by a number of factors including the level of income, issuances, dividends, and changes in risk-adjusted assets.


-------------------------------------------------------------------------------
FREE CAPITAL
-------------------------------------------------------------------------------
                                                                FIRST QUARTER
                                                              -----------------
(In Millions of Dollars)                                        1998     1997
--------------------------------------------------------------------------------
TIER 1 CAPITAL GENERATED:
Net Income .................................................  $ 1,065   $   995
Issuances/Other (A) ........................................     (118)      495
Cash Dividends Declared ....................................     (290)     (281)
                                                              -----------------
TOTAL TIER 1 CAPITAL GENERATED .............................      657     1,209
Capital Utilized for Growth in Net Risk-Adjusted Assets ....     (377)     (483)
                                                              -----------------
FREE CAPITAL GENERATED .....................................  $   280   $   726
-------------------------------------------------------------------------------

(A) Includes issuance of common stock under various employee benefit plans and the dividend reinvestment plan. During the 1998 first quarter, Citicorp redeemed $303 million of Adjustable Rate Preferred Stock, Second and Third Series. The 1997 first quarter reflects the issuance of $450 million of guaranteed preferred beneficial interests in subordinated debt and the redemption of $175 million of Series 14 Preferred Stock.
--------------------------------------------------------------------------------

In order to return available free capital to its shareholders, Citicorp initiated a common stock repurchase program in June 1995. Citicorp repurchased
4.0 million and 6.1 million shares of common stock under the repurchase program using capital of $483 million ($122.28 average cost per share) and $704 million ($114.85 average cost per share) in the first quarters of 1998 and 1997, respectively. Under the program, Citicorp repurchased 82.0 million shares of common stock through March 31, 1998, using free capital of $7.3 billion. The stock repurchase program has been suspended in connection with the announced agreement to merge with Travelers Group.

Common stockholders' equity increased a net $578 million during the first quarter of 1998 to $19.9 billion at March 31, 1998, representing 6.01% of assets, compared with 6.21% at December 31, 1997 and 6.50% at March 31, 1997. The increase in common stockholders' equity during the quarter principally reflected net income, the issuance of stock under various employee benefit plans and an increase in net unrealized gains on securities available for sale, partially offset by shares repurchased under the common stock repurchase program and dividends declared on common and preferred stock. The decline in the common stockholders' equity ratio during the first quarter of 1998 reflected the above items as well as the growth in total assets during the quarter.

During the first quarter of 1998, Citicorp redeemed $303 million of Adjustable Rate Preferred Stock, Second and Third Series. The $750 million of guaranteed preferred beneficial interests (commonly known as "trust preferred securities") outstanding at March 31, 1998 qualify as Tier 1 capital and are included in long-term debt on the balance sheet. For the three months ended March 31, 1998, interest expense on the guaranteed preferred beneficial interests amounted to $15 million compared to $13 million for the 1997 quarter.

In April 1998, Citicorp announced that in June 1998 it will redeem for cash all outstanding shares of its 8.00% Noncumulative Preferred Stock, Series 16.

-------------------------------------------------------------------------------------------------------------
COMPONENTS OF CAPITAL UNDER REGULATORY GUIDELINES
-------------------------------------------------------------------------------------------------------------
                                                                    MAR. 31,      Dec. 31,       Mar. 31,
(In Millions of Dollars)                                              1998          1997           1997
-------------------------------------------------------------------------------------------------------------
TIER 1 CAPITAL
Common Stockholders' Equity....................................      $19,871       $19,293       $18,877
Perpetual Preferred Stock......................................        1,600         1,903         1,903
Guaranteed Preferred Beneficial Interests in Subordinated Debt.          750           750           750
Minority Interest..............................................          104           104            97
Less: Net Unrealized Gains  --  Securities Available for Sale (A)       (661)         (535)         (687)
    Intangible Assets (B)......................................         (296)         (304)         (314)
    50% Investment in Certain Subsidiaries (C).................          (98)         (115)         (325)
                                                                  -------------------------------------------
TOTAL TIER 1 CAPITAL...........................................       21,270        21,096        20,301
                                                                  -------------------------------------------

TIER 2 CAPITAL
Allowance for Credit Losses (D)................................        3,254         3,198         3,060
Qualifying Debt (E)............................................        6,802         6,977         6,263
Less: 50% Investment in Certain Subsidiaries (C)...............          (97)         (115)         (324)
                                                                  -------------------------------------------
TOTAL TIER 2 CAPITAL...........................................        9,959        10,060         8,999
                                                                  -------------------------------------------

TOTAL CAPITAL (TIER 1 AND TIER 2)..............................      $31,229       $31,156       $29,300
-------------------------------------------------------------------------------------------------------------
NET RISK-ADJUSTED ASSETS (F)...................................     $257,545      $252,999      $241,887
-------------------------------------------------------------------------------------------------------------

(A)   Tier 1 capital excludes unrealized gains and losses on securities available for sale in accordance with regulatory risk-based capital guidelines.
(B)   Includes goodwill and certain other identifiable intangible assets.
(C)   For March 31, 1998 and December 31, 1997, represents investment in certain overseas insurance activities. For March 31, 1997 primarily includes investment in Citicorp Securities, Inc. ("CSI"). During the fourth quarter of 1997, the FRB eliminated the capital deduction required for Section 20 subsidiaries, including CSI.
(D)   Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.
(E)   Includes qualifying senior and subordinated debt in an amount not exceeding 50% of Tier 1 capital, and subordinated capital notes subject to certain limitations.
(F)   Includes risk-weighted credit equivalent amounts net of applicable bilateral netting agreements of $13.6 billion for interest rate, commodity and equity derivative contracts and foreign exchange contracts, as of
      March 31, 1998, compared with $13.7 billion as of December 31, 1997 and
      $10.0 billion as of March 31, 1997. Net risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses.
------------------------------------------------------------------------------------------------------------

On January 1, 1998, Citicorp adopted the U.S. bank regulatory agencies amendment to their risk-based capital guidelines to incorporate market risk in the measurement of net risk-adjusted assets. At March 31, 1998, net risk-adjusted assets includes $5.7 billion of market risk equivalent assets.

As discussed in the 1997 Annual Report and Form 10-K, Citicorp has entered into forward purchase agreements on its common stock, to be settled on a net basis, in order to partially offset the dilutive effects of various employee benefit plans. At Citicorp's option, such settlements may be made in shares of Citicorp's common stock or in cash. Both the number of shares covered and the forward prices of these contracts are adjusted on a quarterly basis and reflect the stock price at the time of adjustment. As of March 31, 1998, agreements for which forward prices had been established covered approximately $1.2 billion of Citicorp common stock (9.5 million shares) with forward prices averaging $127.92 per share. During the 1998 first quarter, settlements resulted in Citicorp receiving approximately 0.6 million shares of its common stock and delivering
0.2 million shares. If these agreements were settled based on the March 31, 1998 market price of Citicorp common stock ($142.00 per share), Citicorp would be entitled to receive approximately 0.9 million shares of its common stock. During the period of time prior to consummation of the merger with Travelers Group, Citicorp intends to terminate these forward purchase agreements in accordance with their terms.

Citicorp's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At March 31, 1998, all of

Citicorp's subsidiary depository institutions were "well capitalized" under the federal bank regulatory agencies' definitions.

-------------------------------------------------------------------------------
                                        MAR. 31,      Dec. 31,       Mar. 31,
CITIBANK, N.A. RATIOS                     1998          1997           1997
-------------------------------------------------------------------------------
Tier 1 Capital.....................        8.07%         8.18%         8.29%
Total Capital (Tier 1 and Tier 2)..       11.94         12.16         12.00
Leverage...........................        6.31          6.39          6.61
Common Stockholder's Equity........        6.31          6.54          6.86
-------------------------------------------------------------------------------


The decline in Citibank's ratios during the quarter reflects an increase in total assets and net risk-adjusted assets.

From time to time, the FRB and the Federal Financial Institutions Examination Council propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets.


-------------------------------------------------------------------------------------------------------------
STATEMENT OF INCOME ANALYSIS
-------------------------------------------------------------------------------------------------------------
NET INTEREST REVENUE (TAXABLE EQUIVALENT BASIS) (A)
-------------------------------------------------------------------------------------------------------------
                                                    1ST QTR.    4th Qtr.   3rd Qtr.    2nd Qtr.   1st Qtr.
                                                      1998        1997       1997        1997       1997
-------------------------------------------------------------------------------------------------------------
NET INTEREST REVENUE
(In Millions of Dollars)
Interest Revenue................................     $6,320      $6,302     $6,207      $6,154     $5,872
Interest Expense................................      3,464       3,431      3,319       3,278      3,053
                                                   ----------------------------------------------------------
NET INTEREST REVENUE............................      2,856       2,871      2,888       2,876      2,819
Effect of Credit Card Securitization Activity...        640         596        565         578        630
                                                   ----------------------------------------------------------
TOTAL ADJUSTED (B)..............................     $3,496      $3,467     $3,453      $3,454     $3,449
-------------------------------------------------------------------------------------------------------------

AVERAGE INTEREST-EARNING ASSETS
(In Billions of Dollars)
TOTAL...........................................      $265.2      $257.0     $255.7      $252.6     $242.2
Effect of Credit Card Securitization Activity...        27.4        26.3       24.8        24.7       25.1
                                                   ----------------------------------------------------------
TOTAL ADJUSTED (B)..............................      $292.6      $283.3     $280.5      $277.3     $267.3
-------------------------------------------------------------------------------------------------------------

NET INTEREST MARGIN (%).........................
TOTAL...........................................      4.37%       4.43%      4.48%       4.57%      4.72%
Effect of Credit Card Securitization Activity...       .48%        .42%       .40%        .43%       .51%
                                                   ----------------------------------------------------------
TOTAL ADJUSTED (B)..............................      4.85%       4.85%      4.88%       5.00%      5.23%
-------------------------------------------------------------------------------------------------------------

(A)   The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.
(B)   See page 34 for discussion of the effect of credit card securitization activity.
------------------------------------------------------------------------------------------------------------

Net interest revenue of $2.9 billion in the 1998 first quarter was relatively unchanged compared to the 1997 fourth quarter, and increased slightly from the 1997 first quarter. The fluctuations from both quarters resulted from an increase in average interest-earning assets, mostly offset by a decline in the net interest margin. This spread compression was caused by a decline in the yields earned on assets compounded by an increase in the rates paid on liabilities.

Core business net interest revenue compared to the 1997 fourth quarter reflected higher rates paid on deposits in the Asia Pacific Corporate business, higher deposit levels and related rates paid in the Corporate Banking business in Latin America and CEEMEA, higher deposit levels in the consumer businesses in Asia Pacific, Japan, and Latin America due to the "flight to quality" resulting from the Asian currency crisis, and the impact of two less days in the 1998 first quarter.

These declines were largely offset by strong growth in average interest-earning assets across most products in Global Corporate Banking.

Net interest revenue compared to the 1997 first quarter increased modestly in relation to the 9% increase in business volumes, across most regions, especially in Global Corporate Banking, primarily due to a sharp reduction in net interest margins and the effect of foreign currency translation.

Net interest revenue and net interest margin for all periods presented were reduced by the effect of credit card securitization activity. Adjusted for the effect of credit card securitization activity, net interest revenue increased slightly from both the fourth and first quarters of 1997. The adjusted net interest margin was unchanged from the 1997 fourth quarter and down from the 1997 first quarter.

Interest revenue was relatively unchanged from the 1997 fourth quarter as increased loan volumes in Global Corporate Banking and increased rates earned on loans and investments in Asia Pacific were offset by the impact of two less days in the quarter and the decline in on-balance sheet U.S. credit card loans resulting from increased securitization activity.

Interest revenue improved 8% from the 1997 first quarter resulting from increased average interest-earning assets, primarily loans, across most global markets, especially Global Corporate Banking, as well as increased rates earned on most products in Asia Pacific. These increases were partially offset by the effect of foreign currency translation, a decline in rates earned on loans in Europe and a decline in on-balance sheet U.S. credit card loans resulting from increased securitization activity.

Interest expense was relatively unchanged from the 1997 fourth quarter as increased rates paid on time deposits in Emerging Markets, primarily in Asia Pacific, were offset by the impact of two less days in the quarter and decreased borrowings resulting from increased card securitization activity.

Interest expense increased 13% from the 1997 first quarter resulting from increased rates paid on higher levels of time deposits in Emerging Markets and the Asia Pacific consumer business, and higher time deposit volumes in Global Relationship Banking. These increases were offset by lower rates paid on time deposits in the Corporate Banking business in Europe and a decline in borrowings resulting from increased card securitization activity.


--------------------------------------------------------------------------------
FEE AND COMMISSION REVENUE
--------------------------------------------------------------------------------
                                                       FIRST QUARTER        %
                                                    -------------------
(In Millions of Dollars)                              1998      1997 (A)  Change
--------------------------------------------------------------------------------
GLOBAL CONSUMER:
Citibanking ....................................    $   286     $   268       7
Cards ..........................................        483         472       2
Private Bank ...................................        117         113       4
                                                    ---------------------------
TOTAL GLOBAL CONSUMER ..........................        886         853       4
GLOBAL CORPORATE BANKING AND OTHER .............        514         468      10
                                                    ---------------------------
TOTAL ADJUSTED (B) .............................      1,400       1,321       6
Effect of Credit Card Securitization Activity ..         41          31      32
                                                    ---------------------------
TOTAL ..........................................    $ 1,441     $ 1,352       7
-------------------------------------------------------------------------------

SUPPLEMENTAL INFORMATION:
Global Consumer Businesses in:
    Emerging Markets ...........................    $   266     $   289      (8)
    Developed Markets ..........................        620         564      10
                                                    ---------------------------
TOTAL GLOBAL CONSUMER ..........................    $   886     $   853       4
-------------------------------------------------------------------------------

(A)   Reclassified to conform to latest quarter's presentation.
(B) See page 34 for discussion of the effect of credit card securitization activity.
--------------------------------------------------------------------------------

Total fee and commission revenue of $1.4 billion in the 1998 first quarter increased $89 million or 7% from the 1997 first quarter. Fee and commission revenue was increased in both periods by the effect of credit card securitization activity which reflected increased servicing fees on a 9% higher level of average securitized loans. Adjusted for the effect of credit card securitization, fee and commission revenue in the 1998 quarter of $1.4 billion was up $79 million or 6% from the 1997 quarter.

Global Consumer fee and commission revenue was up $33 million or 4% in the first quarter from the 1997 quarter. Growth in fee revenue was led by a 10% increase in the developed markets, and was partially offset by an 8% decrease in the emerging markets, primarily due to the effect of foreign currency translation, mostly in Asia Pacific. Increased assets under management led to growth in trust, agency, and custodial fees for both Citibanking and the Private Bank. Cards fees increased in the developed markets, were relatively flat in Latin America, and decreased in Asia Pacific reflecting the effect of foreign currency translation.

Global Corporate Banking and Other fee and commission revenue increased $46 million or 10% from a year ago, primarily reflecting higher business volumes in corporate finance and credit-related activities in Global Relationship Banking. Emerging Markets fee and commission revenue was relatively unchanged as increases in most product lines in Latin America and CEEMEA were offset by decreases in Asia Pacific, reflecting the effects of foreign currency translation.

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


--------------------------------------------------------------------------------
                                                       FIRST QUARTER        %
                                                    -------------------
(In Millions of Dollars)                              1998      1997 (A)  Change
--------------------------------------------------------------------------------
BY BUSINESS SECTOR:
Global Corporate Banking:
    Emerging Markets ...........................    $   288     $   215      34
    Global Relationship Banking ................        361         322      12
                                                    ---------------------------
Total Global Corporate Banking .................        649         537      21
Global Consumer and Other ......................         79          52      52
                                                    ---------------------------
TOTAL ..........................................    $   728     $   589      24
-------------------------------------------------------------------------------

BY TRADING ACTIVITY:
Foreign Exchange (B) ...........................    $   384     $   236      63
Derivative (C) .................................        231         198      17
Fixed Income (D) ...............................         63          80     (21)
Other ..........................................         50          75     (33)
                                                    ---------------------------
TOTAL ..........................................    $   728     $   589      24
-------------------------------------------------------------------------------

BY INCOME STATEMENT LINE:
Foreign Exchange ...............................    $   349     $   297      18
Trading Account ................................        236         198      19
Other (E) ......................................        143          94      52
                                                    ---------------------------
TOTAL ..........................................    $   728     $   589      24
-------------------------------------------------------------------------------

(A)   Reclassified to conform to the latest quarter's presentation.
(B) Foreign exchange activity includes foreign exchange spot, forward, and option contracts.
(C) Derivative activity primarily includes interest rate and currency swaps, options, financial futures, and equity and commodity contracts.
(D) Fixed income activity principally includes debt instruments including government and corporate debt as well as mortgage assets.
(E)   Primarily net interest revenue.
--------------------------------------------------------------------------------


Trading-related revenue in the 1998 first quarter increased $139 million from the 1997 first quarter primarily reflecting strong foreign exchange revenue driven by unsettled markets in certain Asian currencies and modest improvement in derivatives revenue, partially offset by lower fixed income and other trading results.

Levels of trading-related revenue may fluctuate in the future as a result of market and asset-specific factors.


--------------------------------------------------------------------------------
SECURITIES TRANSACTIONS
--------------------------------------------------------------------------------

Net gains from the sale of securities were $241 million in the 1998 first quarter, compared with $108 million in the comparable 1997 period. The net gains reflected gross realized gains of $263 million and $126 million, and gross realized losses of $22 million and $18 million, in the 1998 and 1997 first quarters. The 1998 first quarter included realized gains of $189 million related to the sale of Brady bonds.

The fair value of securities may fluctuate over time based on general market conditions as well as events and trends affecting specific securities.


--------------------------------------------------------------------------------
OTHER REVENUE
--------------------------------------------------------------------------------
                                                       FIRST QUARTER        %
                                                    -------------------
(In Millions of Dollars)                              1998      1997 (A)  Change
--------------------------------------------------------------------------------

Credit Card Securitization Activity ............    $   138     $   165     (16)
Venture Capital ................................        264          93      NM
Affiliate Earnings .............................         29          59     (51)
Net Asset Gains ................................         31          92     (66)
Other Items ....................................         37          28      32
                                                    ---------------------------
TOTAL ..........................................    $   499     $   437      14
-------------------------------------------------------------------------------

(A)   Reclassified to conform to the latest quarter's presentation.
NM    Not meaningful, as percentage equals or exceeds 100%.
--------------------------------------------------------------------------------

The decrease in revenue related to credit card securitization activity in the 1998 first quarter principally reflected a decline in the net interest margin, partially offset by higher average securitized volumes. The effect of credit card securitization activity is discussed in more detail on page 34.

Venture capital revenue of $264 million in the 1998 first quarter reflected a $171 million improvement from the low level a year ago, benefiting from continued buoyant equity markets. Investments of venture capital subsidiaries are carried at fair value and revenue volatility can occur in the future, based on general market conditions as well as events and trends affecting specific venture capital investments.

Affiliate earnings in the 1998 first quarter declined $30 million from the year-ago quarter, primarily due to a decline in earnings in Credicard, a 33% owned Brazilian affiliate.

Net asset gains declined by $61 million compared to the 1997 first quarter due to gains during the 1997 period related to the refinancing agreement concluded with Peru ($46 million) and the sale of an investment ($32 million) by Global Relationship Banking, partially offset by investment writedowns of $20 million in Latin America.


--------------------------------------------------------------------------------
PROVISION AND CREDIT LOSS RESERVES
--------------------------------------------------------------------------------


The provision for credit losses of $507 million in the 1998 first quarter increased $84 million or 20% from the 1997 first quarter, primarily due to increased net write-offs in Global Corporate Banking, partially offset by a decline in net write-offs in the Global Consumer business.

Details of net write-offs, additional provision, and the provision for credit losses are included in the following table:

--------------------------------------------------------------------------------
NET WRITE-OFFS, ADDITIONAL PROVISION, AND PROVISION FOR CREDIT LOSSES
--------------------------------------------------------------------------------
                                                        FIRST QUARTER       %
                                                    -------------------
(In Millions of Dollars)                               1998       1997    Change
--------------------------------------------------------------------------------

NET WRITE-OFFS (RECOVERIES):
Global Consumer (A) ............................    $   887     $   893      (1)
Global Corporate Banking .......................         56         (61)     NM
                                                    ---------------------------
TOTAL ADJUSTED NET WRITE-OFFS ..................        943         832      13
Effect of Credit Card Securitization Activity ..       (461)       (434)      6
                                                    ---------------------------
TOTAL ..........................................    $   482     $   398      21
-------------------------------------------------------------------------------

ADDITIONAL PROVISION:
Global Consumer ................................    $    25     $    25       -
                                                    ---------------------------
TOTAL ..........................................    $    25     $    25       -
-------------------------------------------------------------------------------

PROVISION FOR CREDIT LOSSES:
Global Consumer ................................    $   451     $   484      (7)
Global Corporate Banking .......................         56         (61)     NM
                                                    ---------------------------
TOTAL ..........................................    $   507     $   423      20
-------------------------------------------------------------------------------

(A) Adjusted for the effect of credit card securitization activity. See page 34 for discussion.
NM    Not meaningful, as percentage equals or exceeds 100%.
--------------------------------------------------------------------------------


Global Consumer net write-offs, adjusted for the effect of credit card securitization activity, in the 1998 first quarter were $887 million, down from $893 million in the 1997 first quarter, reflecting the effect of foreign currency translation and improvements in the U.S. mortgage business, partially offset by an increase in Asia Pacific. Net write-offs in the quarter also included a $15 million increase in U.S. bankcards related to the reclassification of certain collection agency fees from operating expense. The Global Consumer provision for credit losses included an additional provision in excess of net write-offs of $25 million in both the 1998 and 1997 first quarters. Net write-offs and the total provision may increase from the 1998 first quarter as a result of economic conditions, seasonal factors, the credit performance of the portfolios, including bankruptcies, and other changes in portfolio levels. Also, net write-offs and the total provision will increase as a result of the acquisition of AT&T Universal Card Services. See "Consumer Portfolio Review" on page 10 for additional discussion of the consumer portfolio.

Global Corporate Banking net write-offs in the 1998 first quarter were $56 million compared with net recoveries of $61 million in the 1997 first quarter, which included a $50 million recovery related to the refinancing agreement concluded with Peru. Excluding the 1997 first quarter refinancing recovery, the increase in net write-offs is primarily attributable to higher gross write-offs in the Emerging Markets business and lower recoveries in Global Relationship Banking. There were no material credit losses related to derivative and foreign exchange contracts or standby letters of credit and guarantees in either quarter. Losses on commercial lending activities can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Credit costs and cash-basis loans may increase from the 1998 first quarter level due to conditions in Asia or other factors.

All identified losses are immediately written off and the credit loss reserves described below are available to absorb all probable credit losses inherent in the portfolio. For analytical purposes only, Citicorp attributes its credit loss reserves as detailed in the following table:


--------------------------------------------------------------------------------
CREDIT LOSS RESERVES
--------------------------------------------------------------------------------
                                                     MAR. 31, Dec. 31, Mar. 31,
(In Millions of Dollars)                                 1998     1997     1997
--------------------------------------------------------------------------------

AGGREGATE ALLOWANCE FOR CREDIT LOSSES
Global Consumer .....................................  $2,499   $2,487   $2,442
Global Corporate Banking ............................   3,429    3,429    3,424
                                                       ------------------------
TOTAL AGGREGATE ALLOWANCE FOR CREDIT LOSSES (A)  ....   5,928    5,916    5,866
Reserves for Securitization Activities (B) ..........      70       85       91
                                                       ------------------------
TOTAL CREDIT LOSS RESERVES ..........................  $5,998   $6,001   $5,957
-------------------------------------------------------------------------------

ALLOWANCE AS A PERCENT OF TOTAL LOANS
Global Consumer .....................................    2.36%    2.30%    2.29%
Global Corporate Banking (C) ........................    4.03%    4.38%    5.06%
TOTAL ...............................................    3.09%    3.16%    3.34%
-------------------------------------------------------------------------------

(A) Includes $5.828 billion attributable to loans and loan commitments as a deduction from Loans, $50 million attributable to standby letters of credit and guarantees included in Other Liabilities, and $50 million attributable to derivative and foreign exchange contracts reported as a deduction from Trading Account Assets.
(B)   Attributable to mortgage loans sold with recourse.
(C) Excludes allowance portion attributable to standby letters of credit and guarantees, and derivative and foreign exchange contracts.
--------------------------------------------------------------------------------


Credit loss reserves remained strong at $6.0 billion as of March 31, 1998.

Uncertainty related to the economic and credit environment, particularly in the Asia Pacific region, as well as higher loan volumes, may result in further increases in the allowance for credit losses.


--------------------------------------------------------------------------------
OPERATING EXPENSE
--------------------------------------------------------------------------------


Operating expense of $3.4 billion in the 1998 first quarter was up $225 million or 7% from the comparable 1997 period, 10% excluding the estimated effect of foreign currency translation. Global Corporate Banking expense increased $163 million or 14% from the 1997 first quarter, reflecting increases of 16% in Global Relationship Banking and 12% in Emerging Markets. Expense in Global Consumer increased $49 million or 3%, reflecting increases in Citibanking and the Private Bank partially offset by a decline in Cards.

Employee expense of $1.7 billion in the 1998 quarter rose $49 million or 3% from the 1997 quarter. The increase primarily reflected salary increases and higher staff levels related to business expansion in the emerging markets. In addition, expense in 1998 included a $25 million charge associated with performance-based stock options granted in 1998, and the 1997 quarter included a $72 million charge related to performance-based stock options which vested in that quarter. Staff levels of 94,500 at March 31, 1998 increased 4,300 (2,600 in the emerging markets) or 5% from a year-ago.

Net premises and equipment expense of $499 million in the quarter was up $9 million or 2% from 1997. Other expense was $1.2 billion in the quarter, up $167 million or 16% from 1997. The increase primarily reflected investment spending and higher business volumes in the emerging markets. In addition, increased spending on technology initiatives

(including Year 2000 costs), incentive compensation, and broadly-based volume growth across most businesses and geographic segments, all contributed to the increase.

As further described in the 1997 Annual Report and Form 10K, Citicorp recognizes that the arrival of the Year 2000 poses a unique worldwide challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000 and, like other companies, has assessed and is repairing its computer applications and business processes to provide for their continued functionality. A process of inventory, scoping and analysis, modification, testing and certification, and implementation is under way, funded from a combination of a reprioritization of technology development initiatives and incremental costs. In addition an assessment of the readiness of external entities which it interfaces with is ongoing. Citicorp does not anticipate that the related overall costs will be material to any single year or quarter. In total, Citicorp's global operations and technology organization estimates that its costs for the remediation and testing of computer applications will amount to approximately $600 million over the three-year period from 1997 through 1999, of which approximately $230 million has been incurred to date, including $80 million in the 1998 first quarter.

Work is also under way to prepare for the coming European economic and monetary union, costs of which are also not expected to be material.


--------------------------------------------------------------------------------
RESTRUCTURING EXPENSE
--------------------------------------------------------------------------------


During the 1997 third quarter, Citicorp recorded an $889 million charge related to cost-management programs and customer service initiatives to improve operational efficiency and productivity. These programs, which will be implemented over the next 9 to 12 months, include global operations and technology consolidation and standardization, the reconfiguration of front-end distribution processes, and the outsourcing of various technological functions. Overall, these programs are estimated to achieve pay-back within the next 18 months.

The charge included $496 million for severance benefits associated with approximately 9,000 positions which will be reduced. It is estimated that about 1,500 new positions will be added as part of this program, resulting in a net program reduction of about 7,500 jobs. The charge also included approximately $393 million related to writedowns of equipment and premises, lease terminations, and other exit costs. Additional program costs that do not qualify for recognition in the charge will be expensed as incurred in the implementation of these programs over the next 12 months, but are not expected to be material. A portion of the expense savings generated by these programs will be reinvested in new products, marketing programs, and additional cost and quality initiatives to further increase revenue and reduce costs. Additional information about the 1997 restructuring charge, including the businesses and regions affected, may be found in the 1997 Annual Report and Form 10-K.

Of the $889 million restructuring charge, approximately $529 million remained in the reserve as of March 31, 1998, with the difference reflecting the $245 million of equipment and premises write-downs recorded in 1997 as well as $101 million of primarily severance and related costs (of which $71 million has been paid in cash and $30 million is legally obligated), together with translation effects. Through March 31, 1998, approximately 1,172 gross direct staff positions have been reduced with 522 occurring in the 1998 first quarter. The implementation of these restructuring programs, which are expected to be substantially completed by the end of 1998, is designed to ensure a positive effect on the quality of customer service.


--------------------------------------------------------------------------------
INCOME TAXES
--------------------------------------------------------------------------------


Income taxes were $639 million and $609 million in the first quarters of 1998 and 1997, representing effective tax rates of 38% in both periods. The 1997 full-year effective tax rate was 37%.

--------------------------------------------------------------------------------
EFFECT OF CREDIT CARD SECURITIZATION ACTIVITY
--------------------------------------------------------------------------------


During the first quarter of 1998, $2.5 billion of U.S. credit card receivables were securitized. As of March 31, 1998, the total amount of securitized receivables, net of amortization, was $27.6 billion compared with $26.8 billion as of December 31, 1997 and $25.4 billion as of March 31, 1997.

The securitization of credit card receivables, which is described in the 1997 Annual Report and Form 10-K, does not affect the earnings reported in a period. However, securitization affects the manner in which revenue and the provision for credit losses are classified in the income statement. For securitized receivables, amounts that would otherwise be reported as net interest revenue, as fee and commission revenue, and as net credit losses on loans are instead reported as fee and commission revenue (for servicing fees) and as other revenue (for the remaining cash flows to which Citicorp is entitled, net of credit losses). Because credit losses are a component of these cash flows, Citicorp's revenues over the terms of these transactions may vary depending upon credit performance of the securitized receivables. However, Citicorp's exposure to credit losses on the securitized receivables is contractually limited to these cash flows. The table below shows the net effect of credit card securitization activity as an increase or (decrease) to the amounts reported in the Consolidated Statement of Income and Average Balance Sheet, and under the captions of Return on Assets, Net Interest Margin, and Consumer Net Credit Loss Ratio. The initial and ongoing effects of adopting Statement of Financial Accounting Standards No. 125 in 1997 did not result in a change in the income recognition policies for credit card securitization activity due to immateriality.


--------------------------------------------------------------------------------
                                                          FIRST QUARTER
                                                   -----------------------------
(In Millions of Dollars)                               1998           1997
--------------------------------------------------------------------------------

Net Interest Revenue............................       ($640)        ($630)
Fee and Commission Revenue......................          41            31
Other Revenue...................................         138           165
Provision for Credit Losses.....................        (461)         (434)
--------------------------------------------------------------------------------
NET INCOME IMPACT OF SECURITIZATION.............         $ -           $ -
--------------------------------------------------------------------------------

Average Assets (In Billions)....................        ($27)         ($25)
Return on Assets................................        .11%          .11%
Net Interest Margin.............................       (.48)%        (.51)%
Consumer Net Credit Loss Ratio..................      (1.02)%        (.94)%
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME                                                 CITICORP AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------
                                                                                        THREE MONTHS
                                                                                -----------------------------
(In Millions of Dollars, Except Per Share Amounts)                                  1998           1997
-------------------------------------------------------------------------------------------------------------
INTEREST REVENUE
Loans, including Fees.......................................................        $4,843        $4,554
Deposits with Banks.........................................................           282           224
Federal Funds Sold and Securities Purchased Under Resale Agreements.........           242           212
Securities:
    U.S. Treasury and Federal Agencies......................................            62            70
    State and Municipal.....................................................            33            32
    Other, including dividends (Principally in offices outside the U.S.)....           477           417
Trading Account Assets......................................................           255           243
Loans Held For Sale.........................................................           109           105
                                                                                -----------------------------
                                                                                     6,303         5,857
                                                                                -----------------------------
INTEREST EXPENSE
Deposits....................................................................         2,622         2,229
Trading Account Liabilities.................................................            92            73
Purchased Funds and Other Borrowings........................................           429           438
Long-Term Debt..............................................................           321           313
                                                                                -----------------------------
                                                                                     3,464         3,053
                                                                                -----------------------------
NET INTEREST REVENUE........................................................         2,839         2,804
                                                                                -----------------------------
PROVISION FOR CREDIT LOSSES.................................................           507           423
                                                                                -----------------------------
NET INTEREST REVENUE AFTER PROVISION FOR CREDIT LOSSES......................         2,332         2,381
                                                                                -----------------------------
FEES, COMMISSIONS, AND OTHER REVENUE
Fees and Commissions........................................................         1,441         1,352
Foreign Exchange............................................................           349           297
Trading Account.............................................................           236           198
Securities Transactions.....................................................           241           108
Other Revenue...............................................................           499           437
                                                                                -----------------------------
                                                                                     2,766         2,392
                                                                                -----------------------------
OPERATING EXPENSE
Salaries....................................................................         1,355         1,264
Employee Benefits...........................................................           359           401
                                                                                -----------------------------
Total Employee Expense......................................................         1,714         1,665
Net Premises and Equipment Expense..........................................           499           490
Other Expense...............................................................         1,181         1,014
                                                                                -----------------------------
                                                                                     3,394         3,169
                                                                                -----------------------------
INCOME BEFORE TAXES.........................................................         1,704         1,604
Income Taxes................................................................           639           609
                                                                                -----------------------------
NET INCOME..................................................................        $1,065          $995
-------------------------------------------------------------------------------------------------------------

INCOME APPLICABLE TO COMMON STOCK...........................................        $1,033          $957
                                                                                -----------------------------
EARNINGS PER SHARE:
    BASIC...................................................................         $2.28         $2.07
    DILUTED.................................................................         $2.23         $2.01
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET                                                       CITICORP AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------
                                                                                  MAR. 31,       Dec. 31,
(In Millions of Dollars)                                                            1998           1997
-------------------------------------------------------------------------------------------------------------
ASSETS
Cash and Due from Banks......................................................      $ 8,090       $ 8,585
Deposits at Interest with Banks..............................................       13,787        13,049
Securities, at Fair Value
    Available for Sale.......................................................       33,065        30,762
    Venture Capital..........................................................        2,857         2,599
Trading Account Assets.......................................................       39,740        40,356
Loans Held for Sale..........................................................        3,785         3,515
Federal Funds Sold and Securities Purchased Under Resale Agreements..........       21,858        10,233
Loans, Net
    Consumer.................................................................      105,945       108,066
    Commercial...............................................................       82,655        75,947
                                                                                -----------------------------
Loans, Net of Unearned Income................................................      188,600       184,013
    Allowance for Credit Losses..............................................       (5,828)       (5,816)
                                                                                -----------------------------
Total Loans, Net.............................................................      182,772       178,197
Customers' Acceptance Liability..............................................        1,822         1,726
Premises and Equipment, Net..................................................        4,545         4,474
Interest and Fees Receivable.................................................        3,272         3,288
Other Assets.................................................................       14,821        14,113
                                                                                -----------------------------
TOTAL........................................................................     $330,414      $310,897
-------------------------------------------------------------------------------------------------------------
LIABILITIES
Non-Interest-Bearing Deposits in U.S. Offices................................      $16,260       $16,901
Interest-Bearing Deposits in U.S. Offices....................................       42,061        40,361
Non-Interest-Bearing Deposits in Offices Outside the U.S.....................       10,080         9,627
Interest-Bearing Deposits in Offices Outside the U.S.........................      146,318       132,232
                                                                                -----------------------------
    Total Deposits...........................................................      214,719       199,121
Trading Account Liabilities..................................................       31,291        30,986
Purchased Funds and Other Borrowings.........................................       21,457        21,231
Acceptances Outstanding......................................................        1,992         1,826
Accrued Taxes and Other Expense..............................................        6,313         6,464
Other Liabilities............................................................       13,012        10,288
Long-Term Debt...............................................................       20,159        19,785

STOCKHOLDERS' EQUITY
Preferred Stock (Without par value)..........................................        1,600         1,903
Common Stock ($1.00 par value)...............................................          506           506
    Issued Shares: 506,298,235 in each period
Surplus......................................................................        6,493         6,501
Retained Earnings............................................................       17,564        16,789
Accumulated Other Changes in Equity from Nonowner Sources (A)................           37           (91)
Common Stock in Treasury, at Cost............................................       (4,729)       (4,412)
    Shares: 54,773,606 and 52,355,947, respectively
                                                                                -----------------------------
Total Stockholders' Equity...................................................       21,471        21,196
                                                                                -----------------------------
TOTAL........................................................................     $330,414      $310,897
-------------------------------------------------------------------------------------------------------------

(A)   Amounts at March 31, 1998 and December 31, 1997 include net unrealized gains on securities available for sale of $661 million and $535 million, respectively, and foreign currency translation of ($624) million and
      ($626) million, respectively. See note (A) on page 37 for additional information.
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY                        CITICORP AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------
                                                                                        THREE MONTHS
                                                                                -----------------------------
(In Millions of Dollars)                                                            1998           1997
-------------------------------------------------------------------------------------------------------------
Balance at Beginning of Period...............................................     $21,196       $20,722

Net Income...................................................................       1,065           995
Change in Net Unrealized Gains on Securities Available for Sale..............         126            11
Change in Foreign Currency Translation.......................................           2           (31)
                                                                                -----------------------------
    Total Changes in Equity from Nonowner Sources (A)........................       1,193           975
Redemption of Perpetual Preferred Stock
    Second Series............................................................        (220)            -
    Third Series.............................................................         (83)            -
    Series 14................................................................           -          (175)
Cash Dividends Declared
    Common...................................................................        (261)         (243)
    Preferred................................................................         (29)          (38)
Repurchase of Common Shares..................................................        (483)         (704)
Employee Benefit Plans and Other Activity (B)................................         158           243
                                                                                -----------------------------
BALANCE AT END OF PERIOD.....................................................     $21,471       $20,780
-------------------------------------------------------------------------------------------------------------

(A)   During the 1998 first quarter, Citicorp adopted Statement of Financial
      Accounting Standards No. 130, which addresses the manner in which total changes in equity from nonowner sources are presented in the financial statements, including unrealized gains and losses on securities available for sale and foreign currency translation. The adoption had no effect on reported earnings, assets, or capital.
(B)   Primarily issuance of common stock (including treasury shares) under employee benefit plans and related amortization and tax benefits.
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS                                             CITICORP AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------
                                                                                        THREE MONTHS
                                                                                -----------------------------
(In Millions of Dollars)                                                            1998           1997
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME...................................................................      $1,065        $  995
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Provision for Credit Losses..................................................         507           423
Depreciation and Amortization of Premises and Equipment......................         188           187
Amortization of Goodwill.....................................................          10            11
Provision for Deferred Taxes.................................................          95           (91)
Venture Capital Activity.....................................................        (258)         (142)
Net Gain on Sale of Securities...............................................        (241)         (108)
Changes in Accruals and Other, Net...........................................       1,895         1,830
Net Increase in Loans Held for Sale..........................................        (270)       (2,020)
Net Decrease (Increase) in Trading Account Assets............................         616        (2,411)
Net Increase in Trading Account Liabilities..................................         305         1,232
                                                                                -----------------------------
TOTAL ADJUSTMENTS............................................................       2,847        (1,089)
                                                                                -----------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES..........................       3,912           (94)
                                                                                -----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net Increase in Deposits at Interest with Banks..............................        (738)         (945)
Securities  --  Available for Sale
    Purchases................................................................     (15,339)      (17,735)
    Proceeds from Sales......................................................       5,812         8,308
    Maturities...............................................................       7,591         4,654
Net Increase in Federal Funds Sold and Securities Purchased Under Resale
Agreements...................................................................     (11,625)         (711)
Net Increase in Loans........................................................     (43,734)      (26,846)
Proceeds from Sales of Loans.................................................      38,613        26,755
Capital Expenditures on Premises and Equipment...............................        (305)         (314)
Proceeds from Sales of Premises and Equipment, Subsidiaries and Affiliates,
and OREO.....................................................................         141           228
                                                                                -----------------------------
NET CASH USED IN INVESTING ACTIVITIES........................................     (19,584)       (6,606)
                                                                                -----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits.....................................................      15,598         3,893
Net (Decrease) Increase in Federal Funds Purchased
  and Securities Sold Under Repurchase Agreements............................         (76)        3,418
Commercial Paper and Funds Borrowed with Original Maturities of Less Than One
Year
    Proceeds from Issuance...................................................     245,573       177,181
    Repayment................................................................    (245,269)     (177,118)
Proceeds from Issuance of Long-Term Debt.....................................       1,185         1,689
Repayment of Long-Term Debt..................................................        (788)       (1,568)
Redemption of Preferred Stock................................................        (303)         (175)
Proceeds from Issuance of Common Stock.......................................          90           131
Treasury Stock Repurchases...................................................        (483)         (704)
Dividends Paid...............................................................        (294)         (281)
                                                                                -----------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES....................................      15,233         6,466
                                                                                -----------------------------
Effect of Exchange Rate Changes on Cash and Due from Banks...................         (56)          (97)
                                                                                -----------------------------
NET DECREASE IN CASH AND DUE FROM BANKS......................................        (495)         (331)
Cash and Due from Banks at Beginning of Period...............................       8,585         6,905
                                                                                -----------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD.....................................      $8,090        $6,574
-------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE
CASH PAID DURING THE PERIOD FOR
Interest.....................................................................      $3,052        $2,702
Income Taxes.................................................................         310           222
NON-CASH INVESTING ACTIVITIES
Transfer from Loans to OREO..................................................          57            93
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET                                                  CITIBANK, N.A. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------
                                                                                  MAR. 31,       Dec. 31,
(In Millions of Dollars)                                                            1998           1997
-------------------------------------------------------------------------------------------------------------
ASSETS
Cash and Due from Banks......................................................      $ 6,890       $ 7,788
Deposits at Interest with Banks..............................................       14,848        14,245
Securities, at Fair Value
    Available for Sale.......................................................       29,039        26,749
    Venture Capital..........................................................        2,425         2,202
Trading Account Assets.......................................................       36,633        36,106
Federal Funds Sold and Securities Purchased Under Resale Agreements..........       19,345         9,776
Loans, Net of Unearned Income................................................      159,106       153,670
    Allowance for Credit Losses..............................................       (4,259)       (4,264)
                                                                                -----------------------------
Loans, Net...................................................................      154,847       149,406
Customers' Acceptance Liability..............................................        1,824         1,726
Premises and Equipment, Net..................................................        3,376         3,338
Interest and Fees Receivable.................................................        2,603         2,441
Other Assets.................................................................        9,098         8,723
                                                                                -----------------------------
TOTAL........................................................................     $280,928      $262,500
-------------------------------------------------------------------------------------------------------------

LIABILITIES
Non-Interest-Bearing Deposits in U.S. Offices................................      $12,884       $13,538
Interest-Bearing Deposits in U.S. Offices....................................       25,952        24,932
Non-Interest-Bearing Deposits in Offices Outside the U.S.....................        9,816         9,394
Interest-Bearing Deposits in Offices Outside the U.S.........................      145,008       130,705
                                                                                -----------------------------
    Total Deposits...........................................................      193,660       178,569
Trading Account Liabilities..................................................       29,266        27,811
Purchased Funds and Other Borrowings.........................................       16,013        16,334
Acceptances Outstanding......................................................        1,992         1,826
Accrued Taxes and Other Expense..............................................        4,011         4,003
Other Liabilities............................................................        8,496         6,862
Long-Term Debt and Subordinated Notes........................................        9,772         9,927

STOCKHOLDER'S EQUITY
Capital Stock ($20.00 par value).............................................          751           751
    Outstanding Shares: 37,534,553 in each period
Surplus......................................................................        7,604         7,453
Retained Earnings............................................................        9,617         9,318
Accumulated Other Changes in Equity from Nonowner Sources (A)................         (254)         (354)
                                                                                -----------------------------
Total Stockholder's Equity...................................................       17,718        17,168
                                                                                -----------------------------
TOTAL........................................................................     $280,928      $262,500
-------------------------------------------------------------------------------------------------------------

(A)   Amounts at March 31, 1998 and December 31, 1997 include net unrealized gains on securities available for sale of $443 million and $345 million, respectively, and foreign currency translation of ($697) million and
      ($699) million, respectively. See note (A) on page 37 for additional information.
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL INFORMATION
-------------------------------------------------------------------------------------------------------------
SECURITIES
-------------------------------------------------------------------------------------------------------------
                                                       MARCH 31, 1998                 December 31, 1997 (A)
                                        ---------------------------------------------------------------------
                                                      GROSS      GROSS
                                        AMORTIZED  UNREALIZED  UNREALIZED    FAIR     Amortized     Fair
(In Millions of Dollars)                   COST       GAINS      LOSSES    VALUE (B)     Cost     Value (B)
-------------------------------------------------------------------------------------------------------------
SECURITIES  --  AVAILABLE FOR SALE (C)
U.S. Treasury and Federal Agency....      $6,305       $  55       $ 8      $6,352      $4,031     $4,087
State and Municipal.................       2,677         203       118       2,762       2,616      2,707
Foreign Government..................      17,437         819       187      18,069      18,106     18,670
U.S. Corporate......................       1,796         158        99       1,855       1,809      1,865
Other Debt Securities...............       1,640          14        34       1,620       1,198      1,129
Equity Securities (D)...............       2,138         315        46       2,407       2,131      2,304
                                        ---------------------------------------------------------------------
                                         $31,993      $1,564      $492     $33,065     $29,891    $30,762
                                        ---------------------------------------------------------------------
VENTURE CAPITAL (E).................           -           -         -      $2,857           -     $2,599
-------------------------------------------------------------------------------------------------------------
Securities Available for Sale Include
    Mortgage-Backed Securities......      $1,291         $ 9        $2      $1,298      $1,091     $1,101
    Government of Brazil Brady Bonds       1,244         548         -       1,792       1,436      2,048
    Government of Venezuela Brady Bonds      535           -        44         491         535        480
-------------------------------------------------------------------------------------------------------------

(A)   At December 31, 1997, gross unrealized gains and losses on securities available for sale totaled $1,492 million and $621 million, respectively.
(B)   The fair value of securities may fluctuate over time based on general market conditions as well as events and trends affecting specific securities.
(C)   Securities available for sale held by equity method affiliates are not included in the table. Citicorp's share of gross unrealized gains and losses related to those securities at March 31, 1998 was $18 million and
      $1 million, respectively, and is included in the net unrealized gains -
      securities available for sale component of stockholders' equity, net of applicable taxes. At December 31, 1997, Citicorp's share of gross unrealized gains and losses related to securities available for sale held by equity method affiliates was $19 million and $8 million, respectively.
(D)   Equity securities available for sale include certain nonmarketable equity securities which are carried at cost. At March 31, 1998, the carrying amount of those securities was $1,082 million (reported in both the amortized cost and fair value columns) and the fair value was $1,113 million.
(E)   For the three months ended March 31, 1998, net gains on investments held by venture capital subsidiaries totaled $264 million, of which $300 million and $57 million represented gross unrealized gains and losses, respectively. For the three months ended March 31, 1997, net gains on investments held by venture capital subsidiaries totaled $93 million, of which $72 million and $12 million represented gross unrealized gains and losses, respectively.
-------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------
TRADING ACCOUNT ASSETS AND LIABILITIES
------------------------------------------------------------------------------
                                                      MAR. 31,       Dec. 31,
(In Millions of Dollars)                                1998           1997
------------------------------------------------------------------------------

TRADING ACCOUNT ASSETS
Trading Account Securities.........................    $16,076       $15,891
Derivative and Foreign Exchange Contracts (A) (B)..     23,664        24,465
                                                    --------------------------
TOTAL..............................................    $39,740       $40,356
------------------------------------------------------------------------------

TRADING ACCOUNT LIABILITIES
Securities Sold, Not Yet Purchased.................     $6,173        $5,769
Derivative and Foreign Exchange Contracts (A) (B)..     25,118        25,217
                                                    --------------------------
TOTAL..............................................    $31,291       $30,986
------------------------------------------------------------------------------

(A) Net of master netting agreements. In addition, the asset balance at March 31, 1998 is reduced by $50 million of credit loss reserves. See page 32 for additional explanation.
(B) Deferred revenue on derivative and foreign exchange contracts, which is reported in Other Liabilities and attributable to ongoing costs such as servicing and credit considerations, totaled $394 million and $391 million at March 31, 1998 and December 31, 1997, respectively.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
TRADING AND END-USER DERIVATIVE AND FOREIGN EXCHANGE CONTRACTS
--------------------------------------------------------------------------------


The table below presents the aggregate notional principal amounts of Citicorp's outstanding derivative and foreign exchange contracts at March 31, 1998 and December 31, 1997, along with the related balance sheet credit exposure. Additional information concerning Citicorp's derivative and foreign exchange products and activities, including a description of accounting policies, and credit and market risk management process is provided in the 1997 Annual Report and Form 10-K.


-------------------------------------------------------------------------------------
                                                NOTIONAL          BALANCE SHEET
                                           PRINCIPAL AMOUNTS   CREDIT EXPOSURE (A)
-------------------------------------------------------------------------------------
                                          MAR. 31,   Dec. 31,  MAR. 31,   Dec. 31,
(In Billions of Dollars)                    1998       1997      1998       1997
-------------------------------------------------------------------------------------
Interest Rate Products................... $1,316.8   $1,298.3    $11.2      $10.8
Foreign Exchange Products................  1,600.2    1,724.3     32.8       35.8
Equity Products..........................     62.1       61.6      3.1        2.0
Commodity Products.......................     15.6       14.7      0.6        0.8
Credit Derivative Products...............     11.1        6.9      0.2        -
                                                              -----------------------
                                                                  47.9       49.4
Effects of Master Netting Agreements (B).                        (23.2)     (24.1)
Effects of Securitization (C)............                         (1.0)      (0.8)
                                                              -----------------------
                                                                 $23.7      $24.5
-------------------------------------------------------------------------------------

(A)   Amounts do not reflect credit loss reserves attributable to derivative and foreign exchange contracts.
(B)   Master netting agreements mitigate credit risk by permitting the offset of amounts due from and to individual counterparties in the event of counterparty default.
(C)   Citibank has securitized and sold net receivables and the associated credit risk related to certain derivative and foreign exchange contracts via Citibank Capital Markets Assets Trust.
-------------------------------------------------------------------------------------

The tables below and on page 42 provide data on the notional principal amounts and maturities of end-user (non-trading) derivatives, along with additional data on end-user interest rate swaps and net purchased option positions at the end of the first quarter of 1998.


-------------------------------------------------------------------------------------------------------------
END-USER INTEREST RATE AND FOREIGN EXCHANGE CONTRACTS
-------------------------------------------------------------------------------------------------------------
NOTIONAL PRINCIPAL AMOUNTS (A)                              PERCENTAGE OF MARCH 31, 1998 AMOUNT MATURING
-------------------------------------------------------------------------------------------------------------
                                     MAR. 31,  Dec. 31,   Within   1 to     2 to    3 to     4 to    After
(In Billions of Dollars)               1998      1997     1 Year  2 Years 3 Years  4 Years 5 Years  5 Years
-------------------------------------------------------------------------------------------------------------
INTEREST RATE PRODUCTS
Futures Contracts................      $32.6      $29.3     52%      43%      5%       -%      -%       -%
Forward Contracts................        8.1        6.9     90       10       -        -       -        -
Swap Agreements..................       99.3      106.0     38       17      10        8       8       19
Option Contracts.................       16.4       20.1     68       19       6        3       -        4

FOREIGN EXCHANGE PRODUCTS
Futures and Forward Contracts....       64.1       62.4     93        6       -        -       1        -
Cross-Currency Swaps.............        4.2        3.4     15       14       8        2      47       14
-------------------------------------------------------------------------------------------------------------

(A)   Includes third-party and intercompany contracts.
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
END-USER INTEREST RATE SWAPS AND NET PURCHASED OPTIONS AS OF MARCH 31, 1998
-------------------------------------------------------------------------------------------------------------
                                                REMAINING CONTRACTS OUTSTANDING AT MARCH 31, -- NOTIONAL
                                                                    PRINCIPAL AMOUNTS
                                             ----------------------------------------------------------------
(In Billions of Dollars)                          1998      1999       2000      2001      2002      2003
-------------------------------------------------------------------------------------------------------------
RECEIVE FIXED SWAPS..........................     $72.5     $52.8     $39.4      $29.9     $22.9     $15.1
Weighted-Average Fixed Rate..................       6.5%      6.7%      6.5%       6.6%      6.6%      6.8%
PAY FIXED SWAPS..............................     $13.8      $7.2      $5.3       $4.5      $4.0      $3.5
Weighted-Average Fixed Rate..................       6.8%      6.7%      6.9%       6.9%      6.9%      7.0%
BASIS SWAPS..................................     $13.0      $1.7      $0.3       $0.2      $0.2      $0.2
PURCHASED CAPS (INCLUDING COLLARS)...........      $7.8      $3.6      $0.9        -         -         -
Weighted-Average Cap Rate Purchased..........       6.4%      6.9%      7.2%       -         -         -
PURCHASED FLOORS.............................      $3.1      $0.1      $0.1       $0.1      $0.1      $0.1
Weighted-Average Floor Rate Purchased........       5.4%      5.8%      5.8%       5.8%      5.8%      5.8%
WRITTEN FLOORS RELATED TO PURCHASED CAPS
(COLLARS)....................................      $2.6      $0.3      $0.1        -         -         -
Weighted-Average Floor Rate Written..........       5.4%      5.3%      8.4%       -         -         -
WRITTEN CAPS RELATED TO OTHER PURCHASED CAPS
(A)..........................................      $2.9      $1.2      $1.0       $1.0      $0.5      $0.5
Weighted-Average Cap Rate Written............       7.0%      8.6%      8.4%       8.3%      9.8%      9.8%
-------------------------------------------------------------------------------------------------------------

THREE-MONTH FORWARD LIBOR RATES (B)..........       5.7%      5.9%      6.0%       6.0%      6.1%      6.2%
-------------------------------------------------------------------------------------------------------------

(A)   Includes written options related to purchased options embedded in other financial instruments.
(B)   Represents the implied forward yield curve for three-month LIBOR as of
      March 31, 1998, provided for reference.
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS  (A)
-------------------------------------------------------------------------------------------------------------
                                                                           MAR. 31,    Dec. 31,   Mar. 31,
(In Millions of Dollars)                                                     1998        1997       1997
-------------------------------------------------------------------------------------------------------------
COMMERCIAL CASH-BASIS LOANS
Collateral Dependent (at Lower of Cost or Collateral Value) (B)........     $  242      $  258       $288
Other (C)..............................................................      1,102         806        641
                                                                          -----------------------------------
TOTAL..................................................................     $1,344      $1,064       $929
-------------------------------------------------------------------------------------------------------------

COMMERCIAL CASH-BASIS LOANS
In U.S. Offices........................................................     $  261      $  296       $316
In Offices Outside the U.S. (C)........................................      1,083         768        613
                                                                          -----------------------------------
TOTAL..................................................................     $1,344      $1,064       $929
-------------------------------------------------------------------------------------------------------------

COMMERCIAL RENEGOTIATED LOANS
In U.S. Offices........................................................        $20         $20       $242
In Offices Outside the U.S.............................................         41          39         54
                                                                          -----------------------------------
TOTAL..................................................................        $61         $59       $296
-------------------------------------------------------------------------------------------------------------

CONSUMER LOANS ON WHICH ACCRUAL OF INTEREST HAD BEEN SUSPENDED
In U.S. Offices........................................................     $  746      $  856     $1,053
In Offices Outside the U.S.............................................      1,104         993      1,066
                                                                          -----------------------------------
TOTAL..................................................................     $1,850      $1,849     $2,119
-------------------------------------------------------------------------------------------------------------

ACCRUING LOANS 90 OR MORE DAYS DELINQUENT (D)
In U.S. Offices........................................................     $  553      $  606       $677
In Offices Outside the U.S.............................................        480         467        417
                                                                          -----------------------------------
TOTAL..................................................................     $1,033      $1,073     $1,094
-------------------------------------------------------------------------------------------------------------

(A)   For a discussion of risks in the consumer loan portfolio and of commercial cash-basis loans, see pages 10 and 14, respectively.
(B)   A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.
(C)   Includes foreign currency derivative contracts with a balance sheet credit exposure of $83 million and $59 million at March 31, 1998 and December 31,
      1997, respectively, for which the recognition of revaluation gains has been suspended.
(D)   Includes Consumer loans of $988 million, $1.0 billion, and $983 million at
      March 31, 1998, December 31, 1997, and March 31, 1997, of which $256 million, $240 million, and $227 million, respectively, are government-guaranteed student loans.
-------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------
OTHER REAL ESTATE OWNED (OREO) AND ASSETS PENDING DISPOSITION    (A)
--------------------------------------------------------------------------------
                                            MAR. 31,    Dec. 31,   Mar. 31,
(In Millions of Dollars)                      1998        1997       1997
--------------------------------------------------------------------------------

Consumer OREO...........................      $242        $263     $  408
Commercial OREO.........................       350         461        593
                                           -------------------------------------
TOTAL...................................      $592        $724     $1,001
--------------------------------------------------------------------------------

ASSETS PENDING DISPOSITION (B)..........      $103         $96       $174
--------------------------------------------------------------------------------

(A)   Carried at lower of cost or collateral value.
(B) Represents consumer residential mortgage loans that have a high probability of foreclosure.
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
DETAILS OF CREDIT LOSS EXPERIENCE
-------------------------------------------------------------------------------------------------------------
                                                    1ST QTR.    4th Qtr.   3rd Qtr.    2nd Qtr.   1st Qtr.
(In Millions of Dollars)                              1998        1997       1997        1997       1997
-------------------------------------------------------------------------------------------------------------
AGGREGATE ALLOWANCE FOR
  CREDIT LOSSES AT BEGINNING OF PERIOD..........     $5,916      $5,899     $5,882      $5,866     $5,503
                                                   ----------------------------------------------------------

Provision for Credit Losses.....................        507         486        486         512        423
                                                   ----------------------------------------------------------

GROSS CREDIT LOSSES
CONSUMER
In U.S. Offices.................................        322         345        367         381        344
In Offices Outside the U.S......................        207         209        219         221        219
COMMERCIAL
In U.S. Offices.................................          9          11         11           9          3
In Offices Outside the U.S......................         76          56         42          29         36
                                                   ----------------------------------------------------------
                                                        614         621        639         640        602
                                                   ----------------------------------------------------------
CREDIT RECOVERIES
CONSUMER
In U.S. Offices.................................         50          62         75          55         48
In Offices Outside the U.S......................         53          60         59          59         56
COMMERCIAL
In U.S. Offices.................................         11          27         20          31         29
In Offices Outside the U.S......................         18          11         24           8         71
                                                   ----------------------------------------------------------
                                                        132         160        178         153        204
                                                   ----------------------------------------------------------

NET CREDIT LOSSES
In U.S. Offices.................................        270         267        283         304        270
In Offices Outside the U.S......................        212         194        178         183        128
                                                   ----------------------------------------------------------
                                                        482         461        461         487        398
                                                   ----------------------------------------------------------

                                                   ----------------------------------------------------------
OTHER-NET (A)...................................        (13)         (8)        (8)         (9)       338
                                                   ----------------------------------------------------------

AGGREGATE ALLOWANCE FOR
  CREDIT LOSSES AT END OF PERIOD (B)............      5,928       5,916      5,899       5,882      5,866
Reserves for Securitization Activities..........         70          85         89          91         91
                                                   ----------------------------------------------------------

TOTAL CREDIT LOSS RESERVES .....................     $5,998      $6,001     $5,988      $5,973     $5,957
-------------------------------------------------------------------------------------------------------------

Net Consumer Credit Losses......................       $426        $432       $452        $488       $459
As a Percentage of Average Consumer Loans.......      1.64%       1.60%      1.67%       1.82%      1.75%

Net Commercial Credit Losses (Recoveries).......        $56         $29         $9         ($1)      ($61)
As a Percentage of Average Commercial Loans.....      0.29%       0.16%      0.05%         NM         NM
-------------------------------------------------------------------------------------------------------------

(A)   Primarily includes net transfers (to) from the reserves for securitization activities and foreign currency translation effects. In the 1997 first quarter, Citicorp restored to the aggregate allowance for credit losses
      $373 million that had previously been attributed to credit card securitization transactions where the exposure to credit losses is contractually limited to the cash flows from the securitized receivables.
(B)   See footnote (A) on page 32 for a discussion of the apportionment and display of the aggregate allowance for credit losses.
NM    Not meaningful, as net recoveries result in a negative percentage.
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
CALCULATION OF EARNINGS PER SHARE
-------------------------------------------------------------------------------
                                                         FIRST QUARTER
                                                  -----------------------------
(In Millions, except Per Share Amounts)               1998           1997
-------------------------------------------------------------------------------

NET INCOME.....................................      $1,065          $995
Dividends on Preferred Stock...................         (32)          (38)
                                                  -----------------------------
INCOME APPLICABLE TO COMMON STOCK..............      $1,033          $957
-------------------------------------------------------------------------------

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING.....        452.1         461.4
Dilutive Effect of Employee Stock Plans (A)....         11.1          14.3
                                                  -----------------------------
ADJUSTED FOR DILUTIVE COMPUTATION..............        463.2         475.7
-------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE ......................        $2.28         $2.07
DILUTIVE EARNINGS PER SHARE ...................        $2.23         $2.01
-------------------------------------------------------------------------------

(A) Includes the dilutive effect of stock options and stock purchase agreements computed using the treasury stock method and shares issuable under deferred stock awards.
-------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES AND INTEREST RATES (TAXABLE EQUIVALENT BASIS)                             (A) (B)
--------------------------------------------------------------------------------------------------------------------------------
                                                                  AVERAGE VOLUME                  INTEREST REVENUE/EXPENSE
                                                      --------------------------------------- ---------------------------------
                                                       1st Qtr.      4th Qtr.     1st Qtr.    1st Qtr.    4th Qtr.   1st Qtr.
(In Millions of Dollars)                                 1998          1997         1997        1998        1997       1997
----------------------------------------------------- ------------ ------------- ------------ ---------- ----------- ----------
LOANS (NET OF UNEARNED INCOME) (C)
Consumer Loans
      In U.S. Offices..........................         $ 55,955     $ 57,048      $ 55,229     $1,413     $1,482      $1,407
      In Offices Outside the U.S. (D)..........           49,532       50,408        51,208      1,496      1,537       1,577
                                                      ------------ ------------- ------------ ---------- ----------- ----------
Total Consumer Loans...........................          105,487      107,456       106,437      2,909      3,019       2,984
                                                      ------------ ------------- ------------ ---------- ----------- ----------
Commercial Loans
      In U.S. Offices
           Commercial and Industrial...........           11,316       11,307         9,258        228        240         202
           Mortgage and Real Estate............            2,777        2,383         2,973         62         95          59
           Loans to Financial Institutions.....              358          249           609         11         11          14
           Lease Financing.....................            3,007        3,094         2,963         50         54          44
      In Offices Outside the U.S. (D)..........           59,583       55,572        46,134      1,584      1,465       1,252
                                                      ------------ ------------- ------------ ---------- ----------- ----------
Total Commercial Loans.........................           77,041       72,605        61,937      1,935      1,865       1,571
                                                      ------------ ------------- ------------ ---------- ----------- ----------
Total Loans....................................          182,528      180,061       168,374      4,844      4,884       4,555
                                                      ------------ ------------- ------------ ---------- ----------- ----------
FEDERAL FUNDS SOLD AND RESALE AGREEMENTS
In U.S. Offices................................            8,655        6,099         7,827         93         73         100
In Offices Outside the U.S. (D)................            6,214        5,791         5,412        149        161         112
                                                      ------------ ------------- ------------ ---------- ----------- ----------
Total..........................................           14,869       11,890        13,239        242        234         212
                                                      ------------ ------------- ------------ ---------- ----------- ----------
SECURITIES, AT FAIR VALUE
In U.S. Offices
      Taxable..................................            8,689        7,593         8,555         93         81         102
      Exempt from U.S. Income Tax..............            2,646        2,645         2,512         44         43          41
In Offices Outside the U.S. (D)................           22,400       22,041        18,665        451        423         389
                                                      ------------ ------------- ------------ ---------- ----------- ----------
Total..........................................           33,735       32,279        29,732        588        547         532
                                                      ------------ ------------- ------------ ---------- ----------- ----------
TRADING ACCOUNT ASSETS (E)
In U.S. Offices................................            6,585        5,072         4,936        100         82          70
In Offices Outside the U.S. (D)................            9,900       10,166         9,411        155        179         174
                                                      ------------ ------------- ------------ ---------- ----------- ----------
Total..........................................           16,485       15,238        14,347        255        261         244
                                                      ------------ ------------- ------------ ---------- ----------- ----------
LOANS HELD FOR SALE, IN U.S. OFFICES...........            3,615        3,597         3,123        109        108         105
DEPOSITS AT INTEREST WITH BANKS (D)............           13,957       13,973        13,366        282        268         224
                                                      ------------ ------------- ------------ ---------- ----------- ----------
Total Interest-Earning Assets..................          265,189      257,038       242,181     $6,320     $6,302      $5,872
                                                                                              ---------- ----------- ----------
Non-Interest-Earning Assets (E)................           47,726       45,255        42,837
                                                      ------------ ------------- ------------
TOTAL ASSETS...................................         $312,915     $302,293      $285,018
----------------------------------------------------- ------------ ------------- ------------ ---------- ----------- ----------
DEPOSITS
In U.S. Offices
      Savings Deposits.........................        $  30,068    $  28,292     $  26,801    $   224    $   220     $   191
      Other Time Deposits......................           11,191       11,336        12,501        129        172         139
In Offices Outside the U.S. (D)................          136,661      132,120       122,337      2,269      2,133       1,899
                                                      ------------ ------------- ------------ ---------- ----------- ----------
Total..........................................          177,920      171,748       161,639      2,622      2,525       2,229
                                                      ------------ ------------- ------------ ---------- ----------- ----------
TRADING ACCOUNT LIABILITIES (E)
In U.S. Offices................................            4,391        3,160         2,030         60         43          27
In Offices Outside the U.S. (D)................            2,149        2,515         2,448         32         40          46
                                                      ------------ ------------- ------------ ---------- ----------- ----------
Total..........................................            6,540        5,675         4,478         92         83          73
                                                      ------------ ------------- ------------ ---------- ----------- ----------
PURCHASED FUNDS AND OTHER BORROWINGS
In U.S. Offices................................           11,971       11,984        14,113        150        167         210
In Offices Outside the U.S. (D)................            8,253        9,160         7,047        279        314         228
                                                      ------------ ------------- ------------ ---------- ----------- ----------
Total..........................................           20,224       21,144        21,160        429        481         438
                                                      ------------ ------------- ------------ ---------- ----------- ----------
LONG-TERM DEBT
In U.S. Offices................................           15,328       15,878        14,839        236        251         215
In Offices Outside the U.S. (D)................            3,997        4,279         4,346         85         91          98
                                                      ------------ ------------- ------------ ---------- ----------- ----------
Total..........................................           19,325       20,157        19,185        321        342         313
                                                      ------------ ------------- ------------ ---------- ----------- ----------
Total Interest-Bearing Liabilities.............          224,009      218,724       206,462     $3,464     $3,431      $3,053
                                                                                              ---------- ----------- ----------
Demand Deposits in U.S. Offices................           11,511       11,740        10,801
Other Non-Interest-Bearing Liabilities (E).....           56,384       50,974        47,008
Total Stockholders' Equity.....................           21,011       20,855        20,747
                                                      ------------ ------------- ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....         $312,915     $302,293      $285,018
----------------------------------------------------- ------------ ------------- ------------ ---------- ----------- ----------

NET INTEREST REVENUE AS A PERCENTAGE OF AVERAGE
   INTEREST-EARNING ASSETS
In U.S. Offices (F)............................         $103,634     $ 99,130      $ 98,047     $1,235     $1,254      $1,232
In Offices Outside the U.S. (F)................          161,555      157,908       144,134      1,621      1,617       1,587
                                                      ------------ ------------- ------------ ---------- ----------- ----------
TOTAL..........................................         $265,189     $257,038      $242,181     $2,856     $2,871      $2,819
----------------------------------------------------- ------------ ------------- ------------ ---------- ----------- ----------

                                                             % AVERAGE RATE
                                                       ---------------------------
                                                       1st Qtr. 4th Qtr. 1st Qtr.
(In Millions of Dollars)                                1998     1997      1997
-----------------------------------------------------  -------- -------- ---------
LOANS (NET OF UNEARNED INCOME) (C)
Consumer Loans
      In U.S. Offices..........................          10.24    10.31    10.33
      In Offices Outside the U.S. (D)..........          12.25    12.10    12.49

Total Consumer Loans...........................          11.18    11.15    11.37

COMMERCIAL LOANS
      In U.S. Offices
           Commercial and Industrial...........           8.17     8.42     8.85
           Mortgage and Real Estate............           9.05    15.82     8.05
           Loans to Financial Institutions.....          12.46    17.53     9.32
           Lease Financing.....................           6.74     6.92     6.02
      In Offices Outside the U.S. (D)..........          10.78    10.46    11.01

Total Commercial Loans.........................          10.19    10.19    10.29

Total Loans....................................          10.76    10.76    10.97

FEDERAL FUNDS SOLD AND RESALE AGREEMENTS
In U.S. Offices................................           4.36     4.75     5.18
In Offices Outside the U.S. (D)................           9.72    11.03     8.39

Total..........................................           6.60     7.81     6.49

SECURITIES, AT FAIR VALUE
In U.S. Offices
      Taxable..................................           4.34     4.23     4.84
      Exempt from U.S. Income Tax..............           6.74     6.45     6.62
In Offices Outside the U.S. (D)................           8.17     7.61     8.45

Total..........................................           7.07     6.72     7.26

TRADING ACCOUNT ASSETS (E)
In U.S. Offices................................           6.16     6.41     5.75
In Offices Outside the U.S. (D)................           6.35     6.99     7.50

Total..........................................           6.27     6.80     6.90

LOANS HELD FOR SALE, IN U.S. OFFICES...........          12.23    11.91    13.64
DEPOSITS AT INTEREST WITH BANKS (D)............           8.19     7.61     6.80

Total Interest-Earning Assets..................           9.67     9.73     9.83
                                                       -------- -------- ---------
Non-Interest-Earning Assets (E)................

TOTAL ASSETS...................................
-----------------------------------------------------  -------- -------- ---------
DEPOSITS
In U.S. Offices
      Savings Deposits.........................           3.02     3.09     2.89
      Other Time Deposits......................           4.67     6.02     4.51
In Offices Outside the U.S. (D)................           6.73     6.41     6.30

Total..........................................           5.98     5.83     5.59

TRADING ACCOUNT LIABILITIES (E)
In U.S. Offices................................           5.54     5.40     5.39
In Offices Outside the U.S. (D)................           6.04     6.31     7.62

Total..........................................           5.71     5.80     6.61

PURCHASED FUNDS AND OTHER BORROWINGS
In U.S. Offices................................           5.08     5.53     6.03
In Offices Outside the U.S. (D)................          13.71    13.60    13.12

Total..........................................           8.60     9.03     8.39

LONG-TERM DEBT
In U.S. Offices................................           6.24     6.27     5.88
In Offices Outside the U.S. (D)................           8.62     8.44     9.15

Total..........................................           6.74     6.73     6.62


Total Interest-Bearing Liabilities.............           6.27     6.22     6.00
                                                       -------- -------- ---------
Demand Deposits in U.S. Offices................
Other Non-Interest-Bearing Liabilities (E).....
Total Stockholders' Equity.....................

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....
-----------------------------------------------------  -------- -------- ---------

NET INTEREST REVENUE AS A PERCENTAGE OF AVERAGE
   INTEREST-EARNING ASSETS
In U.S. Offices (F)............................           4.83     5.02     5.10
In Offices Outside the U.S. (F)................           4.07     4.06     4.47

TOTAL..........................................           4.37     4.43     4.72
--------------------------------------------------------------------------------------------------------------------------------

(A)   The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.
(B)   Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories.
(C)   Includes cash-basis loans.
(D)   Average rates reflect prevailing local interest rates including inflationary effects and monetary correction in certain countries.
(E)   The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest-earning assets and other non-interest-bearing liabilities.
(F)   Includes allocations for capital and funding costs based on the location of the asset.
--------------------------------------------------------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly                                 COMMISSION FILE NUMBER 1-5738
Period Ended March 31, 1998


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


Yes   X             No
   -------            -------


Citicorp Common Stock                                               451,524,629
($1.00 Par Value)                         Shares Outstanding on March 31, 1998)

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


PART I FINANCIAL INFORMATION                                             PAGE


   Item 1 - Consolidated Financial Statements

            Consolidated Financial Statements, Schedules, and Statistics

            Statement of Income for the Three Months Ended
            MARCH 31, 1998 AND 1997.......................................35

            Balance Sheet as of
            MARCH 31, 1998 AND DECEMBER 31, 1997..........................36

            Statement of Cash Flows for the Three Months Ended
            MARCH 31, 1998 AND 1997.......................................38

            Calculation of Earnings Per Share.............................45


   Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................1-34


PART II OTHER INFORMATION


   Item 6 - Exhibits and Reports on Form 8-K..............................49


   Signatures.............................................................50


In the opinion of the management of Citicorp, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the three months ended MARCH 31, 1998 AND 1997 have been included.

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------


         a)  Exhibit 23. Consent of KPMG Peat Marwick LLP

             Exhibit 27.01. Financial Data Schedule.

             Exhibit 27.02. Restated Financial Data Schedule for the three-months ended March 31, 1997.

             Exhibit 27.03. Restated Financial Data Schedule for the six-months ended June 30, 1997.

             Exhibit 27.04. Restated Financial Data Schedule for the nine-months ended September 30, 1997.

             Exhibit 99.01. Citicorp and Travelers Group Inc. unaudited pro forma condensed combined financial statements as of March 31, 1998, and for the three months ended March 31, 1998 and 1997.

             Exhibit 99.02. Travelers Group Inc. audited consolidated financial statements as of December 31, 1997 and for the three-year period then ended. (incorporated herein by reference to Item 8 of the Travelers Group Inc. Annual Report on Form 10-K for the year ended December 31, 1997).

             Exhibit 99.03. Travelers Group Inc. unaudited consolidated financial statements as of March 31, 1998 and for the three months ended March 31, 1998 and 1997. (incorporated herein by reference to Item 1 of the Travelers Group Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).


         b)  Reports on Form 8-K:

             i) Citicorp filed a Form 8-K Current Report dated January 20, 1998 (Item 5) which report included a summary of the consolidated operations of Citicorp for the year ended December 31, 1997 and (Item 7) the calculation of the ratio of income to fixed charges (Exhibit 12(a) thereto) and the calculation of the ratio of income to fixed charges including preferred stock dividends (Exhibit 12(b) thereto).

             ii) Citicorp filed a Form 8-K Current Report dated April 5, 1998 (Item 5) which report included the Agreement and Plan of Merger by and between Travelers Group Inc. and Citicorp dated as of April 5, 1998.

             iii) Citicorp filed a Form 8-K Current Report dated April 8, 1998
                  (Item 5) which report included Citicorp and Travelers Group Inc. unaudited pro forma condensed combined financial statements as of December 31, 1997 and for the three years then ended.

             iv) Citicorp filed a Form 8-K Current Report dated April 21, 1998 (Item 5) which report included a summary of the consolidated operations of Citicorp for the three month period ended March 31, 1998 and (Item 7) the calculation of the ratio of income to fixed charges (Exhibit 12(a) thereto) and the calculation of the ratio of income to fixed charges including preferred stock dividends (Exhibit 12(b) thereto).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      CITICORP By:  /S/ Roger W. Trupin
                      Registrant
                                      -------------------------
                                      Roger W. Trupin
                                      Vice President and Controller


                                 By:  /S/ George E. Seegers

                                      -------------------------
                                      George E. Seegers
                                      Assistant Secretary


Date: May 13, 1998

50