Form 10-Q
period 1998-06-30
CITICORP
filed 1998-08-13
CIK 20405

                                FINANCIAL REVIEW
                                 AND FORM 10-Q

                                 SECOND QUARTER
                                      1998
                                                        CITICORP [LOGO](R)

                                                              CITICORP [LOGO](R)

TABLE OF CONTENTS                                                        PAGE
FINANCIAL SUMMARY                                                          1
BUSINESS DISCUSSION                                                        4
  Earnings by Global Business Area                                         4
  Global Consumer                                                          5
    Citibanking                                                            6
    Cards                                                                  7
    Private Bank                                                           9
    Global Consumer in Emerging Markets                                   10
    Global Consumer in Developed Markets                                  11
    Consumer Portfolio Review                                             11
  Global Corporate Banking                                                14
    Emerging Markets                                                      15
    Global Relationship Banking                                           17
  Corporate Items                                                         18
MANAGING GLOBAL RISK                                                      18
  Liquidity                                                               18
  Management of Price Risk Exposure                                       19
  Management of Cross-Border Risk                                         22
  Estimated Fair Value of Financial Instruments                           24
  Capital                                                                 25
STATEMENT OF INCOME ANALYSIS                                              28
  Net Interest Revenue (Taxable Equivalent Basis)                         28
  Fee and Commission Revenue                                              29
  Trading-Related Revenue                                                 30
  Securities Transactions                                                 31
  Other Revenue                                                           31
  Provision and Credit Loss Reserves                                      32
  Operating Expense                                                       33
  Restructuring Expense                                                   34
  Income Taxes                                                            35
  Effect of Credit Card Securitization Activity                           35
  Future Impact of Recently Issued Accounting Standards                   36
CONSOLIDATED FINANCIAL STATEMENTS                                         37
  Consolidated Statement of Income                                        37
  Consolidated Balance Sheet                                              38
  Consolidated Statement of Changes in Stockholders' Equity               39
  Consolidated Statement of Cash Flows                                    40
  Consolidated Balance Sheet  --  CITIBANK, N.A. and Subsidiaries         41
OTHER FINANCIAL INFORMATION                                               42
  Securities                                                              42
  Trading Account Assets and Liabilities                                  42
  Trading and End-User Derivative and Foreign Exchange Contracts          43
  Cash-Basis, Renegotiated, and Past Due Loans                            45
  Other Real Estate Owned (OREO) and Assets Pending Disposition           45
  Details of Credit Loss Experience                                       46
  Calculation of Earnings Per Share                                       47
  Average Balances and Interest Rates (Taxable Equivalent Basis)  --
   Quarterly                                                              48
  Average Balances and Interest Rates (Taxable Equivalent Basis)  --
   Six Months                                                             49
FORM 10-Q                                                                 50
  FORM 10-Q CROSS-REFERENCE INDEX                                         51
SIGNATURES                                                                54

                                                              CITICORP [LOGO](R)

-------------------------------------------------------------------------------
FINANCIAL SUMMARY
-------------------------------------------------------------------------------

                                                                              SECOND QUARTER          SIX MONTHS
                                                                             1998       1997        1998       1997
---------------------------------------------------------------------------------------------------------------------
NET INCOME (In Millions of Dollars)................                         $ 1,097    $ 1,024      $2,162     $2,019
---------------------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE (A)
Basic..............................................                         $  2.37    $  2.16      $ 4.65      $4.23
Diluted............................................                            2.30       2.10        4.53       4.11
COMMON STOCKHOLDERS' EQUITY PER SHARE..............                           45.23      42.58           -          -
CLOSING STOCK PRICE AT QUARTER END.................                          149.25     120.56           -          -
DIVIDENDS DECLARED PER COMMON SHARE................                           0.575      0.525        1.15       1.05


FINANCIAL RATIOS
Return on Assets...................................                            1.35%      1.40%       1.36%      1.41%
Return on Common Stockholders' Equity..............                           21.51%     20.97%      21.62%     20.87%
Return on Total Stockholders' Equity...............                           20.46%     19.72%      20.51%     19.58%


---------------------------------------------------------------------------------------------------------------------
                                                                JUNE 30,   Mar. 31,   Dec. 31,   Sept. 30,   June 30,
CAPITAL (Dollars in Billions) (see page 25)                         1998       1998       1997        1997       1997
---------------------------------------------------------------------------------------------------------------------
Tier 1.............................................               $ 21.9    $  21.3    $  21.1      $ 20.7      $20.6
Total (Tier 1 and 2)...............................                 31.8       31.2       31.2        30.4       30.1
Tier 1 Ratio.......................................                 8.29%      8.26%      8.34%       8.25%      8.18%
Total Ratio (Tier 1 and 2).........................                12.05%     12.13%     12.31%      12.16%     11.96%
Leverage Ratio.....................................                 6.73%      6.83%      7.01%       7.14%      7.30%
Common Equity as a Percentage of Total Assets......                 6.18%      6.01%      6.21%       6.53%      6.41%
Total Equity as a Percentage of Total Assets.......                 6.57%      6.50%      6.82%       7.16%      7.04%
---------------------------------------------------------------------------------------------------------------------

                                                     2ND QTR.   1st Qtr.   4th Qtr.   3rd Qtr.     2nd Qtr.   1st Qtr.
EARNINGS ANALYSIS (In Millions of Dollars)               1998       1998       1997       1997        1997       1997
---------------------------------------------------------------------------------------------------------------------
Total Revenue......................................    $6,202     $5,605    $ 5,568    $ 5,541      $5,311     $5,196
Effect of Credit Card Securitization Activity......       579        461        434        408         437        434
Net Cost To Carry (B)..............................        11         (1)         4         (5)         (1)        (3)
                                                   ------------------------------------------------------------------
ADJUSTED REVENUE...................................     6,792      6,065      6,006      5,944       5,747      5,627
                                                   ------------------------------------------------------------------
Total Operating Expense............................     3,883      3,394      3,408      4,237       3,173      3,169
Net OREO Benefits (C)..............................         2         12          9         16          37         10
Restructuring Charge...............................         -          -          -       (889)          -          -
                                                   ------------------------------------------------------------------

ADJUSTED OPERATING EXPENSE.........................     3,885      3,406      3,417      3,364       3,210      3,179
                                                   ------------------------------------------------------------------
OPERATING MARGIN...................................     2,907      2,659      2,589      2,580       2,537      2,448
                                                   ------------------------------------------------------------------
Global Consumer Net Write-Offs.....................       510        426        432        452         488        459
Effect of Credit Card Securitization Activity......       579        461        434        408         437        434
Net Cost to Carry and Net
  OREO (Benefits) Costs (B) (C)....................        (3)        (1)         -         (4)         (3)         1
                                                   ------------------------------------------------------------------
GLOBAL CONSUMER CREDIT COSTS.......................     1,086        886        866        856         922        894
                                                   ------------------------------------------------------------------
Global Corporate Banking
  Net Write-Offs (Recoveries)......................        29         56         29          9          (1)       (61)
Net Cost to Carry and Net
  OREO Costs (Benefits) (B) (C)....................        12        (12)        (5)       (17)        (35)       (14)
                                                   ------------------------------------------------------------------
GLOBAL CORPORATE BANKING
  CREDIT COSTS (BENEFITS)..........................        41         44         24         (8)        (36)       (75)
                                                   ------------------------------------------------------------------

OPERATING MARGIN LESS CREDIT COSTS.................     1,780      1,729      1,699      1,732       1,651      1,629
Additional Provision (D)...........................        25         25         25         25          25         25
Restructuring Charge...............................         -          -          -        889           -          -
                                                   ------------------------------------------------------------------
INCOME BEFORE TAXES................................     1,755      1,704      1,674        818       1,626      1,604
Income Taxes.......................................       658        639        613        307         602        609
                                                   ------------------------------------------------------------------
NET INCOME.........................................    $1,097     $1,065    $ 1,061    $   511      $1,024     $  995
---------------------------------------------------------------------------------------------------------------------

(A) Based on net income less preferred stock dividends. See page 47 for details.
(B) Includes the net cost to carry cash-basis loans and other real estate owned ("OREO").
(C) Includes gains and losses on sales, direct revenue and expense, and writedowns of OREO.
(D) Represents amounts in excess of net write-offs. See page 32 for discussion.

                                                              CITICORP [LOGO](R)

Citicorp reported net income for the 1998 second quarter of $1.1 billion or $2.30 per diluted common share, up 7% and 10% from the 1997 second quarter. Growth in income before taxes was led by U.S. bankcards (excluding the results of Universal Card Services ("UCS") purchased from AT&T on April 2, 1998), Global Relationship Banking, and Citibanking in North America, along with a benefit from Corporate investment portfolio gains, partially offset by weaker earnings in the Consumer emerging markets businesses, largely due to conditions in Asia Pacific. Net income for the 1998 six months was $2.2 billion or $4.53 per diluted common share, up 7% and 10% from the 1997 six months. Return on common equity was 21.5% in the quarter and 21.6% in the six months, compared with 21.0% and 20.9% for the 1997 periods, and return on average assets was 1.35% and 1.36% for the 1998 periods, compared with 1.40% and 1.41% for 1997.

Global Consumer income before taxes declined $67 million or 11% and $131 million or 10% in the quarterly and six-month comparisons, reflecting improved results in U.S. bankcards and the Citibanking businesses in North America, Japan, and Europe, more than offset by UCS acquisition premium costs and lower earnings in Asia Pacific and Latin America. Global Corporate Banking income before taxes grew $112 million or 14% and $212 million or 13% in the quarterly and six-month comparisons, largely attributable to Global Relationship Banking. Global Consumer income before taxes in Asia Pacific declined $70 million and $138 million in the quarterly and six-month comparisons primarily reflecting lower revenue and higher credit costs while Global Corporate Banking income before taxes was up $3 million in the quarter, as increased revenue was partially offset by higher expense and credit costs but was down $13 million in the six months as higher expense and credit costs more than offset revenue growth.

Adjusted revenue grew $1.0 billion or 18% and $1.5 billion or 13% in the quarterly and six-month comparisons. Global Consumer revenue was up 14% and 7% from the 1997 quarter and six months reflecting the inclusion of UCS ($336 million), improvements in U.S. bankcards and in Citibanking in the developed markets, partially offset by declines in Asia Pacific and in the Cards business in Latin America. Global Corporate Banking revenue grew 21% and 20% in the quarterly and six month comparisons reflecting improved trading-related revenue, higher aggregate securities transactions and net asset gains, growth in transaction banking services and corporate finance revenue, improved treasury results and, in the six-month period, higher venture capital revenue. Foreign currency translation reduced Citicorp revenue growth by approximately 4 and 5 percentage points in the respective 1998 periods.

Adjusted net interest revenue (taxable equivalent basis) was up $463 million or 13% and $510 million or 7% from the 1997 quarter and six months, primarily reflecting the contribution of UCS. Adjusted fee and commission revenue was up $157 million or 11% and $236 million or 9% in the quarterly and six-month comparisons, led by growth in U.S. bankcards, including the addition of UCS, partially offset by reduced revenue from Cards in Asia Pacific. Trading-related revenue (including related net interest revenue) increased $219 million and $358 million from the 1997 quarter and six months, primarily reflecting improved foreign exchange results in Asia Pacific. Combined net asset gains and securities transactions grew $310 million and $382 million in the quarterly and six-month comparisons, primarily reflecting gains on the sale of Brady bonds and real estate-related equity interests. Venture capital revenue was essentially unchanged in the quarterly comparison but grew $169 million in the six months.

Adjusted operating expense grew $675 million or 21% ($448 million or 14% excluding UCS) and $902 million or 14% ($675 million or 11% excluding UCS) from the 1997 quarter and six months, reflecting preparations for the Year 2000 and the European Economic and Monetary Union ("EMU"), advertising and marketing programs, electronic banking initiatives, higher incentive compensation, volume-driven business growth, and continued franchise and product development efforts. Expense increased 26% and 17% in the developed markets in the quarterly and six-month comparisons and 7% in both 1998 periods in the emerging markets. Foreign currency translation reduced expense growth by approximately 4 percentage points in each 1998 period.

Operating margin grew $370 million or 15% and $581 million or 12% in the quarterly and six-month comparisons. The incremental revenue to expense ratio was 1.5 to 1 for the quarter and 1.6 to 1 for the six months, and the efficiency ratio (adjusted operating expense as a percentage of adjusted revenue) was 57% for both 1998 periods, up slightly from 56% for both 1997 periods.

Global Consumer credit costs were $1.1 billion ($910 million excluding UCS) in the quarter, compared with $886 million in the 1998 first quarter and $922 million a year ago, reflecting ratios of net credit losses to average managed loans of

                                                              CITICORP [LOGO](R)

2.88% (2.66% excluding UCS), 2.64%, and 2.73% in the respective quarters. The managed consumer loan delinquency ratio (90 days or more past due) was 2.19% (2.29% excluding UCS), compared with 2.37% and 2.43% at the end of the preceding and year-ago quarters. Commercial credit costs rose $77 million and $196 million in the quarterly and six-month comparisons primarily due to higher write-offs in Asia Pacific, coupled with lower gains from the sale of OREO and, in the six-month comparison, a $50 million recovery in 1997 from the refinancing agreement concluded with Peru. Commercial cash-basis loans and OREO of $1.6 billion at June 30, 1998 were down $53 million or 3% from the preceding quarter and were up $242 million or 17% from a year ago, principally reflecting increases in Indonesia and Thailand, and improvements in real estate in Global Relationship Banking. At June 30, 1998, total credit loss reserves were $6.3 billion, reflecting the addition of $320 million of credit loss reserves related to the acquisition of UCS. Global Consumer continued to build its allowance for credit losses, adding $25 million in the quarter and $50 million in the six months above net credit losses, primarily related to Cards in both the developed and emerging markets.

Citicorp's effective tax rate was 37.5% in both 1998 periods and in the 1997 six months, and was 37% in the 1997 second quarter. Income taxes are attributed to core businesses on the basis of local tax rates, which resulted in effective tax rates for the core businesses of 31% and 28% in the 1998 quarter and six months, and 23% and 25% in the 1997 periods.

Total capital (Tier 1 and Tier 2) was $31.8 billion or 12.05% of net risk-adjusted assets, and Tier 1 capital was $21.9 billion or 8.29% at June 30, 1998. During the quarter, Citicorp generated $616 million of Tier 1 capital, a substantial portion of which was used to fund the growth in risk-adjusted assets resulting from the acquisition of UCS. For the six months, Citicorp generated $366 million of free capital. During the quarter, no shares were repurchased due to the suspension of the stock repurchase program in connection with the announced agreement to merge with Travelers Group. Total repurchases since the program was inaugurated on June 20, 1995 were 82.0 million shares for an outlay of $7.3 billion.

On April 5, 1998, Citicorp and Travelers Group Inc. agreed to combine in a merger of equals, with the shareholders of each company owning approximately 50% of the outstanding common stock of the combined company after the merger. On July 22, 1998, a majority of the stockholders of Citicorp and Travelers approved the merger. Consummation of the merger remains subject to customary closing conditions, including the approval of the Federal Reserve Board. Citicorp and Travelers expect to complete the merger during the 1998 third quarter.

Citicorp and Travelers Group Inc. unaudited pro forma condensed combined financial statements as of June 30, 1998, and for the three and six months ended June 30, 1998 and 1997 are filed as an exhibit to this Form 10-Q.

The consolidated financial statements of Travelers included in Travelers' Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, as filed or to be filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is incorporated as of the filing date of such report in this Financial Review and Form 10-Q by reference. Such report and other documents filed by Travelers may be read and copied at the public reference rooms maintained by the SEC in New York, Chicago, and Washington, D.C. (Travelers' public filings are also available from commercial document retrieval services and at the Internet World Wide Web site maintained by the SEC at "http://www.sec.gov.")

                                                              CITICORP [LOGO](R)

-------------------------------------------------------------------------------
BUSINESS DISCUSSION
-------------------------------------------------------------------------------

The table below and the discussions that follow analyze Citicorp's results by global business areas including its Global Consumer and Global Corporate Banking core business franchises.


EARNINGS BY GLOBAL BUSINESS AREA
----------------------------------------------------------------------------------------------------------

                                                       SECOND QUARTER      %        SIX MONTHS         %
                                                    -----------------         -------------------
(In Millions of Dollars)                               1998   1997 (A)  Change    1998    1997 (A)  Change
----------------------------------------------------------------------------------------------------------

Global Consumer.....................................  $  377   $  459      (18)  $  806    $  936      (14)
Global Corporate Banking............................     662      663        -    1,411     1,312        8
                                                    -----------------         -------------------
CORE BUSINESSES.....................................   1,039    1,122       (7)   2,217     2,248       (1)
Corporate Items.....................................      58      (98)       NM     (55)     (229)      76
                                                    -----------------         -------------------
TOTAL CITICORP......................................  $1,097   $1,024        7   $2,162    $2,019        7
----------------------------------------------------------------------------------------------------------

SUPPLEMENTAL INFORMATION

GLOBAL CONSUMER
Citibanking.........................................  $  155   $  194      (20)  $  335    $  371      (10)
Cards...............................................     146      186      (22)     322       406      (21)
Private Bank........................................      76       79       (4)     149       159       (6)
                                                    -----------------         -------------------
TOTAL...............................................  $  377   $  459      (18)  $  806    $  936      (14)
----------------------------------------------------------------------------------------------------------

GLOBAL CONSUMER
Emerging Markets....................................  $  146   $  243      (40)  $  308    $  485      (36)
Developed Markets...................................     231      216        7      498       451       10
                                                    -----------------         -------------------
TOTAL...............................................  $  377   $  459      (18)  $  806    $  936      (14)
----------------------------------------------------------------------------------------------------------

GLOBAL CORPORATE BANKING
Emerging Markets....................................  $  403   $  421       (4)  $  904    $  870        4
Global Relationship Banking.........................     259      242        7      507       442       15
                                                    -----------------         -------------------
----------------------------------------------------------------------------------------------------------
TOTAL...............................................  $  662   $  663        -   $1,411    $1,312        8

(A)  Reclassified to conform to the latest quarter's presentation.
----------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
GLOBAL CONSUMER
-------------------------------------------------------------------------------


The Global Consumer business meets the financial services needs of consumer customers across the regions of the world.



                                                       SECOND QUARTER      %        SIX MONTHS        %
                                                    -----------------         ------------------
(In Millions of Dollars)                               1998   1997 (A)  Change    1998   1997 (A)  Change
---------------------------------------------------------------------------------------------------------
Adjusted Revenue....................................  $4,044   $3,544       14   $7,551   $7,048        7
Adjusted Operating Expense..........................   2,362    1,959       21    4,343    3,865       12
                                                    -----------------         ------------------
OPERATING MARGIN....................................   1,682    1,585        6    3,208    3,183        1
Credit Costs (B)....................................   1,086      922       18    1,972    1,816        9
                                                    -----------------         ------------------
OPERATING MARGIN LESS CREDIT COSTS..................     596      663      (10)   1,236    1,367      (10)
Additional Provision................................      25       25        -       50       50        -
                                                    -----------------         ------------------
INCOME BEFORE TAXES.................................     571      638      (11)   1,186    1,317      (10)
Income Taxes........................................     194      179        8      380      381        -
                                                    -----------------         ------------------
NET INCOME..........................................  $  377   $  459      (18)  $  806   $  936      (14)
---------------------------------------------------------------------------------------------------------

Average Assets (In Billions of Dollars).............  $  140   $  132        6   $  136   $  131        4
Return on Assets (%)................................    1.08     1.39        -     1.20     1.44        -
---------------------------------------------------------------------------------------------------------

(A)  Reclassified to conform to the latest quarter's presentation.
(B) Includes the effect of credit card securitization activity and the effect related to credit card receivables held for sale.
-------------------------------------------------------------------------------

Global Consumer income before taxes was $571 million and $1.2 billion in the 1998 second quarter and six months, compared with $638 million and $1.3 billion in 1997, reflecting improved results in U.S. bankcards and the Citibanking businesses in North America, Japan, and Europe, offset by UCS acquisition premium costs and lower earnings in the emerging markets of Asia Pacific and Latin America. Net income was $377 million and $806 million in the 1998 second quarter and six months, compared with $459 million and $936 million for 1997. Return on assets was 1.08% and 1.20% in the quarter and six months, compared to 1.39% and 1.44% a year ago.

Total consumer accounts reached 70 million as of June 30, 1998 in 57 countries and territories, up from 55 million a year ago, principally reflecting an increase of 14 million related to UCS, and increases in Latin America and Asia Pacific.

Adjusted revenue of $4.0 billion in the quarter and $7.6 billion in the six months was up $500 million and $503 million from 1997, primarily due to the acquisition of UCS (which contributed $336 million of revenue growth) and improvements in U.S. bankcards. Revenue also reflected improvements in the Citibanking businesses in North America and Japan, and in the Private Bank, and a decline in Asia Pacific, reflecting the effect of foreign currency translation and spread compression that was partially offset by business volume growth, principally in customer deposits. Net interest revenue increased 13% in the quarter and 6% in the six months, while fee and commission revenue was up 14% and 9%, respectively, principally due to U.S. bankcards, including UCS. Foreign currency translation reduced revenue growth by approximately 5 percentage points in both the 1998 second quarter and six months.

Adjusted operating expense increased $403 million or 21% in the quarter and $478 million or 12% in the six months from the 1997 periods, reflecting the acquisition of UCS (which added $227 million), higher advertising and marketing, and spending on technology initiatives primarily related to electronic banking, together with business volume growth and investment in new markets. Foreign currency translation reduced expense growth by approximately 5 percentage points in both the 1998 second quarter and six months.

                                                              CITICORP [LOGO](R)

Credit costs in the quarter were $1.1 billion ($910 million excluding UCS), compared with $886 million in the 1998 first quarter and $922 million a year ago, reflecting ratios of net credit losses to average managed loans of 2.88% (2.66% excluding UCS), 2.64%, and 2.73% in the respective quarters.

The Global Consumer business continued to build the allowance for credit losses with charges of $25 million in excess of net write-offs in both the 1998 and 1997 second quarters and $50 million in both six month periods.

Net credit losses and the related loss ratios may increase from the 1998 second quarter as a result of economic conditions, particularly in Asia Pacific and Latin America, the credit performance of the portfolios, including bankruptcies, seasonal factors, and other changes in portfolio levels. See "Global Consumer Portfolio Review" on page 11 and "Provision and Credit Loss Reserves" on page 32 for additional discussion of the consumer portfolio.

With income taxes attributed to core businesses on the basis of local tax rates, effective tax rates were 34% and 32% in the 1998 second quarter and six months, up from 28% and 29% in the year-ago periods, reflecting changes in the geographic mix and nature of earnings. The difference between the local tax rates attributed to core businesses and Citicorp's overall effective tax rate is included in Corporate Items.


-------------------------------------------------------------------------------
CITIBANKING
-------------------------------------------------------------------------------

                                                       SECOND QUARTER       %        SIX MONTHS         %
                                                    ------------------         -------------------
(In Millions of Dollars)                               1998    1997 (A)  Change    1998    1997 (A)  Change
-----------------------------------------------------------------------------------------------------------

Revenue.............................................  $1,620    $1,531        6   $3,150    $3,012        5
Operating Expense...................................   1,229     1,100       12    2,374     2,172        9
                                                    ------------------         -------------------
OPERATING MARGIN....................................     391       431       (9)     776       840       (8)
Credit Costs........................................     144       145       (1)     281       293       (4)
                                                    ------------------         -------------------
OPERATING MARGIN LESS CREDIT COSTS..................     247       286      (14)     495       547      (10)
Additional Provision................................      (4)        -       NM       (6)        -       NM
                                                    ------------------         -------------------
INCOME BEFORE TAXES.................................     251       286      (12)     501       547       (8)
Income Taxes........................................      96        92        4      166       176       (6)
                                                    ------------------         -------------------
NET INCOME..........................................  $  155    $  194      (20)  $  335    $  371      (10)
                                                    -------------------------------------------------------


Average Assets (In Billions of Dollars).............  $   88    $   84        5   $   87    $   83        5
Return on Assets (%)................................    0.71      0.93        -     0.78      0.90        -
-----------------------------------------------------------------------------------------------------------

(A)  Reclassified to conform to the latest quarter's presentation.
NM   Not meaningful, as percentage equals or exceeds 100%.
-------------------------------------------------------------------------------

Income before taxes from Citibanking activities -- delivering products and services to customers through branches and electronic delivery systems -- was $251 million and $501 million in the 1998 second quarter and six months. The 1998 results compared with $286 million and $547 million in the same 1997 periods, reflecting improvements in North America, Japan, and Europe that were more than offset by spending on technology initiatives primarily related to electronic banking, and declines in Asia Pacific and Latin America. Net income in the 1998 second quarter and six months was $155 million and $335 million, compared with $194 million and $371 million in 1997, respectively. Return on assets was 0.71% and 0.78% in the quarter and six months, compared with 0.93% and 0.90% a year ago.

Revenue of $1.6 billion and $3.1 billion in the 1998 second quarter and six months, increased 6% and 5% from 1997, as customer accounts increased 8% to 21 million and average customer deposits grew 9% (15% excluding the effect of foreign currency translation) to $101 billion. Developed markets revenue grew 9% and 8% in the quarter and six months, principally reflecting growth in the U.S. and Japan, and in the quarter, an increase in Europe. Emerging markets revenue was essentially unchanged in the quarter, and declined 2% in the six months, reflecting economic conditions in Asia Pacific (including weakened currencies) and moderate growth in Latin America, including reduced spreads in certain

                                                              CITICORP [LOGO](R)

countries. Foreign currency translation reduced Citibanking revenue growth by approximately 7 and 6 percentage points in the 1998 second quarter and six months, respectively, primarily in the emerging markets.

Operating expense of $1.2 billion in the 1998 second quarter and $2.4 billion in the six months increased 12% and 9% from 1997. Expense increased 14% and 11% in the developed markets and 7% and 6% in the emerging markets, respectively, reflecting account and business volume growth, increased spending on technology initiatives primarily related to electronic banking, and advertising and marketing. Foreign currency translation reduced Citibanking expense growth by approximately 5 and 6 percentage points in the 1998 second quarter and six months, respectively, primarily in the emerging markets.

Credit costs in the quarter were essentially unchanged from the year-ago quarter, and were up $7 million from the previous quarter, reflecting improvement in the U.S. and Europe, offset by higher net credit losses in Latin America and Asia Pacific. The net credit loss ratio was 0.85% in the 1998 second quarter, compared with 0.83% in the 1998 first quarter and 0.87% in the 1997 second quarter. The emerging markets net credit loss ratio was 0.88% in the 1998 second quarter, compared with 0.70% in the 1998 first quarter and 0.54% in the 1997 second quarter. Foreign currency translation reduced reported net credit losses by approximately $10 million in the 1998 second quarter and $24 million in the six months. The additional provision in both the 1998 second quarter and six months, reflected increases in Asia Pacific and Latin America that were more than offset by reserve releases in North America due to continued credit improvement in the mortgage portfolio.


-------------------------------------------------------------------------------
CARDS
-------------------------------------------------------------------------------

                                                       SECOND QUARTER      %        SIX MONTHS        %
                                                    -----------------         ------------------
(In Millions of Dollars)                               1998   1997 (A)  Change    1998   1997 (A)  Change
---------------------------------------------------------------------------------------------------------

Adjusted Revenue....................................  $2,121   $1,734       22   $3,816   $3,486        9
Adjusted Operating Expense..........................     930      675       38    1,570    1,341       17
                                                    -----------------         ------------------
OPERATING MARGIN....................................   1,191    1,059       12    2,246    2,145        5
Credit Costs........................................     945      778       21    1,702    1,525       12
                                                    -----------------         ------------------
OPERATING MARGIN LESS CREDIT COSTS..................     246      281      (12)     544      620      (12)
Additional Provision................................      29       25       16       56       50       12
                                                    -----------------         ------------------
INCOME BEFORE TAXES.................................     217      256      (15)     488      570      (14)
Income Taxes........................................      71       70        1      166      164        1
                                                    -----------------         ------------------
NET INCOME..........................................  $  146   $  186      (22)  $  322   $  406      (21)
---------------------------------------------------------------------------------------------------------

Average Assets (In Billions of Dollars).............  $   36   $   31       16   $   33   $   31        6
Return on Assets (%)................................    1.63     2.41        -     1.97     2.64        -
---------------------------------------------------------------------------------------------------------

(A)  Reclassified to conform to the latest quarter's presentation.
--------------------------------------------------------------------------------

During the quarter, Citibank completed the previously announced acquisition of UCS. The acquisition added $14.5 billion in managed customer receivables and 14 million accounts to U.S. bankcards, bringing the totals to $60.3 billion and 38 million, respectively, at June 30, 1998. In the quarter and six months, UCS contributed $336 million to revenue, $227 million to expense, and $176 million to credit costs, resulting in a net loss of approximately $44 million. These amounts included $107 million (pretax) of UCS acquisition premium costs (including funding costs associated with the acquisition purchase premium).

Card accounts worldwide totaled 49 million as of June 30, 1998, up from 36 million a year ago, principally reflecting the acquisition of UCS. U.S. bankcards accounts (excluding UCS) declined by 3% from a year ago, reflecting competitive pressures and continued risk management initiatives. Cards in the emerging markets grew 11% from a year ago, primarily in Latin America.

                                                              CITICORP [LOGO](R)

Income before taxes from Cards worldwide -- bankcards, Diners Club, and private label cards -- was $217 million and $488 million in the 1998 second quarter and six months, down $39 million and $82 million from the year-ago periods, reflecting improvements in U.S. bankcards, which were offset by the UCS acquisition premium costs and lower earnings in Asia Pacific and Latin America. Cards worldwide return on managed assets (including securitized card receivables) was 0.81% and 1.00% in the quarter and six months, compared with 1.33% and 1.46% in the year-ago periods. Net income for the 1998 second quarter and six months was $146 million and $322 million, compared with $186 million and $406 million in 1997.

Adjusted revenue of $2.1 billion and $3.8 billion in the 1998 second quarter and six months increased $387 million or 22% and $330 million or 9% from 1997, primarily reflecting the acquisition of UCS. Excluding UCS, U.S. bankcards revenue was up 9% and 5% in the quarter and six months, reflecting risk-based pricing strategies and higher interchange fee revenue, and in the six months reduced spreads. Interchange fee revenue reflected charge volume growth of 8% in the quarter and 6% in the six months and pricing changes. Revenue in emerging markets Cards was down 18% and 20%, respectively, resulting from lower revenue in Asia Pacific together with reduced earnings in Credicard, a 33%-owned Brazilian affiliate. Foreign currency translation reduced Cards revenue growth by approximately 3 percentage points in both the 1998 second quarter and six months, respectively.

Adjusted operating expense in the developed markets was up $260 million and $234 million in the quarter and six months, principally due to UCS and increased marketing costs. Emerging markets expense declined 3% and 2% as the effect of foreign currency translation more than offset account and business volume growth, increased collection costs, and continued investment in new markets. Foreign currency translation reduced Cards expense growth by 5 percentage points in both the 1998 second quarter and six months.

Credit costs of $945 million increased $188 million from the preceding quarter and $167 million from the 1997 quarter, principally reflecting the acquisition of UCS. Credit costs in U.S. bankcards were $842 million or 5.73% ($667 million or 5.97% excluding UCS) of average managed loans for the quarter compared to $668 million or 5.96% in the 1998 first quarter and $683 million or 6.13% a year ago. The 12-month-lagged loss ratio was 5.98% (excluding UCS) in the quarter, compared with 6.03% in the 1998 first quarter and 6.51% a year ago. The percent of gross write-offs from bankruptcies in the quarter was 41.1% (40.3% excluding
UCS), compared with 37.0% in the prior quarter and 40.2% in the 1997 second quarter. U.S. bankcards managed loans delinquent 90 days or more were $942 million or 1.58% ($766 million or 1.70% excluding UCS) at quarter-end, compared with $842 million or 1.88% in the prior quarter and $843 million or 1.86% a year ago.

Credit costs in non-U.S. bankcard portfolios were $103 million or 4.42% of average managed loans, compared with $89 million or 3.95% in the preceding quarter and $95 million or 4.14% in the 1997 quarter. Loans delinquent 90 days or more were $220 million or 2.30% as of June 30, 1998, compared with $216 million or 2.30% in the prior quarter and $206 million or 2.18% a year ago. Credit costs and loans delinquent 90 days or more primarily reflect higher amounts in Asia Pacific, partially offset by the effect of foreign currency translation.

Cards continued to build the allowance for credit losses with charges of $29 million and $56 million in excess of net write-offs in the 1998 second quarter and six months.

                                                              CITICORP [LOGO](R)


-------------------------------------------------------------------------------
PRIVATE BANK
-------------------------------------------------------------------------------

                                                       SECOND QUARTER      %        SIX MONTHS        %
                                                    -----------------         ------------------
(In Millions of Dollars)                               1998   1997 (A)  Change    1998   1997 (A)  Change
---------------------------------------------------------------------------------------------------------

Adjusted Revenue....................................  $ 303     $ 279        9   $ 585     $ 550        6
Adjusted Operating Expense..........................    203       184       10     399       352       13
                                                    -----------------         ------------------
OPERATING MARGIN....................................    100        95        5     186       198       (6)
Credit Benefits.....................................     (3)       (1)      NM     (11)       (2)      NM
                                                    -----------------         ------------------

INCOME BEFORE TAXES.................................    103        96        7     197       200       (2)
Income Taxes........................................     27        17       59      48        41       17
                                                    -----------------         ------------------
NET INCOME..........................................  $  76     $  79       (4)  $ 149     $ 159       (6)
---------------------------------------------------------------------------------------------------------

Average Assets (In Billions of Dollars).............  $  16     $  17       (6)  $  16     $  17       (6)
Return on Assets (%)................................   1.91      1.86        -    1.88      1.89        -
---------------------------------------------------------------------------------------------------------

(A)  Reclassified to conform to the latest quarter's presentation.
NM   Not meaningful, as percentage equals or exceeds 100%.
-------------------------------------------------------------------------------

Private Bank -- which provides personalized wealth management services for high net-worth clients -- income before taxes was $103 million and $197 million in the 1998 second quarter and six months, compared with $96 million and $200 million in 1997. Both periods reflected revenue improvements and increased operating costs. Net income was $76 million and $149 million in the 1998 second quarter and six months, compared to $79 million and $159 million in 1997.

Client business volumes under management at the end of the quarter reached $108 billion, up $8 billion or 8% from $100 billion a year earlier, reflecting double-digit growth in all regions, except in Asia Pacific, where due to economic conditions in the region, managed assets declined. The increase from 1997 primarily reflected growth in custody, trust, and fiduciary balances.

Adjusted revenue of $303 million and $585 million in the 1998 second quarter and six months increased 9% and 6% from 1997, primarily due to growth in other fee revenue and client-related foreign exchange. Developed markets revenue grew 12% and 7% in the quarter and six months, reflecting increases across all regions. Emerging markets revenue was up 4% in the quarter and 5% in the six months as growth in Latin America was partially offset by a slight decline in Asia Pacific.

Adjusted operating expense of $203 million and $399 million in the 1998 second quarter and six months increased 10% and 13% from 1997, primarily reflecting an increased sales force and product management costs. Foreign currency translation reduced expense growth by approximately 3 percentage points in both the 1998 second quarter and six months.

Credit costs were a net benefit of $3 million in the quarter and $11 million in the six months, as recoveries in North America and Europe were partially offset by write-offs in Asia Pacific. Loans delinquent 90 days or more were $197 million or 1.23% of loans, compared to $186 million or 1.21% in the preceding quarter and $187 million or 1.19% in the 1997 second quarter, reflecting increases in Asia Pacific and improvements from a year earlier in North America.

                                                              CITICORP [LOGO](R)
-------------------------------------------------------------------------------
GLOBAL CONSUMER IN EMERGING MARKETS
-------------------------------------------------------------------------------

                                                      SECOND QUARTER      %        SIX MONTHS        %
                                                    ----------------         ------------------
(In Millions of Dollars)                              1998   1997 (A)  Change    1998   1997 (A)  Change
--------------------------------------------------------------------------------------------------------


Adjusted Revenue....................................  $ 923    $ 986       (6)  $1,795   $1,934       (7)
Adjusted Operating Expense..........................    601      581        3    1,164    1,121        4
                                                    ----------------         ------------------
OPERATING MARGIN....................................    322      405      (20)     631      813      (22)
Credit Costs........................................    133       97       37      234      189       24
                                                    ----------------         ------------------
OPERATING MARGIN LESS CREDIT COSTS..................    189      308      (39)     397      624      (36)
Additional Provision................................     11        7       57       22       10       NM
                                                    ----------------         ------------------
INCOME BEFORE TAXES.................................    178      301      (41)     375      614      (39)
Income Taxes........................................     32       58      (45)      67      129      (48)
                                                    ----------------         ------------------
NET INCOME..........................................  $ 146    $ 243      (40)  $  308   $  485      (36)
--------------------------------------------------------------------------------------------------------

Average Assets (In Billions of Dollars).............  $  42    $  43       (2)  $   42   $   42        -
Return on Assets (%)................................   1.39     2.27        -     1.48     2.33        -
--------------------------------------------------------------------------------------------------------

(A)  Reclassified to conform to the latest quarter's presentation.
NM   Not meaningful, as percentage equals or exceeds 100%.
--------------------------------------------------------------------------------

Net income in the emerging markets was $146 million and $308 million in the 1998 second quarter and six months, down from $243 million and $485 million a year ago, reflecting economic conditions, including weakened currencies, in Asia Pacific, and lower earnings in Latin America. In the quarter and six months, Cards represented 27% and 24% of emerging markets net income, compared with 36% and 37% in 1997, respectively.

Asia Pacific (excluding Japan and the Indian subcontinent, but including Australia and New Zealand) adjusted revenue declined 12% and 14% in the 1998 second quarter and six months from the 1997 periods, reflecting economic conditions in the region including the effect of foreign currency translation. Adjusted revenue in Latin America was essentially unchanged from the 1997 second quarter and six months, reflecting a decline in Credicard and reduced spreads in certain countries, offset by business volume growth, as well as improvements in the Private Bank. Foreign currency translation reduced revenue growth by approximately 13 percentage points in both the second quarter and six months.

Adjusted operating expense was up 3% in the quarter and 4% in the six months, reflecting a decline in Asia Pacific of 4% and 5%, offset by an 8% and 9% increase in Latin America, primarily in the Citibanking business. Foreign currency translation reduced expense growth by approximately 14 and 13 percentage points in the quarter and six months, respectively.

Credit costs in the emerging markets increased $32 million from the 1998 first quarter, and increased $36 million from the 1997 second quarter. The net credit loss ratio in Asia Pacific was 1.16%, up from 0.77% in the 1998 first quarter and 0.72% a year ago. The net credit loss ratio in Latin America was 2.51% compared to 1.99% in the 1998 first quarter and 2.30% a year ago. Emerging markets managed loans delinquent 90 days or more were $647 million or 1.95% at quarter-end, compared with $620 million or 1.85% at March 31, 1998 and $461 million or 1.32% a year ago. The emerging markets businesses built the allowance for loan losses by $11 million in the quarter and $22 million in the six months.

                                                              CITICORP [LOGO](R)
--------------------------------------------------------------------------------
GLOBAL CONSUMER IN DEVELOPED MARKETS
--------------------------------------------------------------------------------

                                                       Second Quarter      %        SIX MONTHS        %
                                                    -----------------         ------------------
(In Millions of Dollars)                               1998   1997 (A)  Change    1998   1997 (A)  Change
---------------------------------------------------------------------------------------------------------
Adjusted Revenue....................................  $3,121   $2,558       22   $5,756   $5,114       13
Adjusted Operating Expense..........................   1,761    1,378       28    3,179    2,744       16
                                                    -----------------         ------------------
OPERATING MARGIN....................................   1,360    1,180       15    2,577    2,370        9
Credit Costs........................................     953      825       16    1,738    1,627        7
                                                    -----------------         ------------------
OPERATING MARGIN LESS CREDIT COSTS..................     407      355       15      839      743       13
Additional Provision................................      14       18      (22)      28       40      (30)
                                                    -----------------         ------------------
INCOME  BEFORE TAXES................................     393      337       17      811      703       15
Income Taxes........................................     162      121       34      313      252       24
                                                    -----------------         ------------------
NET INCOME..........................................  $  231   $  216        7   $  498   $  451       10
---------------------------------------------------------------------------------------------------------

Average Assets (In Billions of Dollars).............  $   98   $   89       10   $   94   $   89        6
Return on Assets (%)................................    0.95     0.97        -     1.07     1.02        -
---------------------------------------------------------------------------------------------------------

(A)  Reclassified to conform to the latest quarter's presentation.
-------------------------------------------------------------------------------

Income before taxes in the developed markets was $393 million and $811 million in the 1998 second quarter and six months, up $56 million and $108 million from 1997, reflecting improvements in U.S. bankcards and in Citibanking in North America, Japan, and Europe that were partially offset by UCS acquisition premium costs and increased spending on electronic banking initiatives. Net income for the 1998 second quarter and six months was $231 million and $498 million, compared with $216 million and $451 million in 1997.

Adjusted revenue was up 22% in the quarter and up 13% in the six months, reflecting the acquisition of UCS, and other increases in U.S. bankcards and in Citibanking businesses across all regions. Adjusted operating expense grew 28% and 16%, reflecting UCS, spending on technology initiatives primarily related to electronic banking, and increased advertising and marketing, together with business volume growth.

Credit costs in the developed markets increased by $128 million from the 1997 second quarter, reflecting the addition of UCS (credit costs of $176 million), partially offset by improvements in Citibanking, U.S. bankcards, and credit recoveries in the Private Bank. Managed loans delinquent 90 days or more were $2.7 billion or 2.25% ($2.5 billion or 2.39% excluding UCS) at quarter-end, compared with $2.6 billion or 2.54% at March 31, 1998 and $2.9 billion or 2.80% a year ago. The developed markets businesses built the allowance for loan losses by $14 million in the quarter and $28 million in the six months.

-------------------------------------------------------------------------------
CONSUMER PORTFOLIO REVIEW
-------------------------------------------------------------------------------

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

                                                              CITICORP [LOGO](R)

-------------------------------------------------------------------------------
CONSUMER LOAN DELINQUENCY AMOUNTS, NET CREDIT LOSSES, AND RATIOS
--------------------------------------------------------------------------------
                                       TOTAL                                       AVERAGE
                                       LOANS     90 DAYS OR MORE PAST DUE (A)       LOANS           NET CREDIT LOSSES (A)
                                   ------------------------------------------------------------------------------------------
(In Millions of Dollars,             JUNE 30,   JUNE 30,   Mar. 31,   June 30,     2ND QTR.    2ND QTR.   1st Qtr.   2nd Qtr.
except Loan Amounts in Billions)       1998       1998       1998       1997         1998        1998       1998       1997
-----------------------------------------------------------------------------------------------------------------------------

CITIBANKING........................    $ 68.2     $1,995     $2,014     $2,094        $ 68.0     $  144      $ 137      $ 145
Ratio..............................                 2.93%      2.97%      3.13%                    0.85%      0.83%      0.87%
CARDS
U.S. Bankcards (B).................      59.6        942        842        843          58.9        842        668        683
Ratio..............................                 1.58%      1.88%      1.86%                    5.73%      5.96%      6.13%
Other (C)..........................       9.6        220        216        206           9.3        103         89         95
Ratio..............................                 2.30%      2.30%      2.18%                    4.42%      3.95%      4.14%
PRIVATE BANK.......................      16.0        197        186        187          15.6          -         (7)         2
Ratio..............................                 1.23%      1.21%      1.19%                      NM         NM       0.04%

TOTAL MANAGED......................     153.4      3,354      3,258      3,330         151.8      1,089        887        925
RATIO..............................                 2.19%      2.37%      2.43%                    2.88%      2.64%      2.73%
-----------------------------------------------------------------------------------------------------------------------------
SECURITIZATION ACTIVITY (D)
Securitized Credit Card Receivables     (41.3)      (601)      (519)      (453)        (36.8)      (542)      (430)      (404)
Loans Held for Sale................      (4.7)       (40)       (39)       (37)         (4.6)       (37)       (31)       (33)
-----------------------------------------------------------------------------------------------------------------------------
TOTAL LOANS........................    $107.4     $2,713     $2,700     $2,840        $110.4     $  510      $ 426      $ 488
Ratio..............................                 2.53%      2.55%      2.59%                    1.86%      1.64%      1.82%
-----------------------------------------------------------------------------------------------------------------------------

MANAGED PORTFOLIO
DEVELOPED..........................    $120.1     $2,707     $2,638     $2,869        $118.5     $  956      $ 790      $ 828
Ratio..............................                 2.25%      2.54%      2.80%                    3.24%      3.09%      3.26%
EMERGING...........................      33.3        647        620        461          33.3        133         97         97
Ratio..............................                 1.95%      1.85%      1.32%                    1.61%      1.21%      1.15%
-----------------------------------------------------------------------------------------------------------------------------

EMERGING PORTFOLIO (E)
ASIA PACIFIC.......................    $ 22.0     $  374     $  375     $  289        $ 22.1     $   63      $  42      $  44
Ratio..............................                 1.70%      1.67%      1.15%                    1.16%      0.77%      0.72%
LATIN AMERICA......................       9.9        227        202        152           9.8         61         46         46
Ratio..............................                 2.28%      2.10%      1.85%                    2.51%      1.99%      2.30%
CEEMEA (F).........................       1.4         46         43         20           1.4          9          9          7
Ratio..............................                 3.40%      3.03%      1.43%                    2.86%      2.78%      2.15%
-----------------------------------------------------------------------------------------------------------------------------

(A) The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.
(B) The U.S. bankcards managed ratios of 90 days or more past due and net credit losses were reduced by 12 basis points and 24 basis points, respectively, in the current quarter, due to the addition of the UCS portfolio.
(C) Includes bankcards outside of the U.S., worldwide Diners Club, and private label cards.
(D) See page 35 for a description of the effect of credit card securitization activity.
(E)  Includes Private Bank and excludes Japan.
(F)  Central and Eastern Europe, Middle East, and Africa.
NM   Not meaningful.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
CONSUMER LOAN BALANCES, NET OF UNEARNED INCOME
--------------------------------------------------------------------------------

                                                          END OF PERIOD                         AVERAGE
                                               -------------------------------------------------------------------
                                                 JUNE 30,   Mar. 31,   June 30,     2ND QTR.   1st Qtr.   2nd Qtr.
(In Billions of Dollars)                           1998       1998       1997         1998       1998       1997
------------------------------------------------------------------------------------------------------------------
MANAGED........................................    $153.4     $137.3     $137.3       $151.8     $136.5     $135.5
Securitized Credit Card Receivables............     (41.3)     (27.6)     (24.2)       (36.8)     (27.4)     (24.7)
Loans Held for Sale............................      (4.7)      (3.8)      (3.6)        (4.6)      (3.6)      (3.4)
LOAN PORTFOLIO.................................    $107.4     $105.9     $109.5       $110.4     $105.5     $107.4
------------------------------------------------------------------------------------------------------------------

                                                              CITICORP [LOGO](R)

Total delinquencies 90 days or more past due in the managed portfolio were $3.4 billion with a related delinquency ratio of 2.19% ($3.2 billion or 2.29% excluding UCS) at June 30, 1998, compared with $3.3 billion or 2.37% at March 31, 1998 and $3.3 billion or 2.43% a year ago. Total managed net credit losses in the 1998 second quarter were $1.1 billion and the related loss ratio was 2.88% ($913 million and 2.66% excluding UCS) compared with $887 million and 2.64% in the 1998 first quarter and $925 million and 2.73% in the 1997 second quarter.

In Citibanking, managed loans delinquent 90 days or more were $2.0 billion with a related ratio of 2.93% at June 30, 1998, compared with $2.0 billion or 2.97% at March 31, 1998 and $2.1 billion or 3.13% at June 30, 1997. The decline in delinquencies from a year ago reflects improvements in the U.S. mortgage portfolio and the effect of foreign currency translation, partially offset by increases in Asia Pacific and Latin America. Net credit losses in the 1998 second quarter were $144 million and the related loss ratio was 0.85%, compared with $137 million and 0.83% in the 1998 first quarter and $145 million and 0.87% in the 1997 second quarter, reflecting higher losses in Latin America and Asia Pacific, offset by improvement in U.S. mortgages and Europe, and the effect of foreign currency translation.

U.S. bankcards managed loans delinquent 90 days or more were $942 million or 1.58% ($766 million or 1.70% excluding UCS) at quarter-end, compared with $842 million or 1.88% at March 31, 1998 and $843 million or 1.86% a year ago. Net credit losses were $842 million and the related loss ratio was 5.73% ($667 million and 5.97% excluding UCS) in the quarter, compared to $668 million and 5.96% in the 1998 first quarter and $683 million and 6.13% a year ago. The 12-month-lagged loss ratio was 5.98% (excluding UCS) in the quarter, compared with 6.03% in the 1998 first quarter and 6.51% a year ago. The percent of gross write-offs from bankruptcies in the quarter was 41.1% (40.3% excluding UCS), compared with 37.0% in the prior quarter and 40.2% in the 1997 second quarter.

The other Cards businesses include bankcards outside the United States, worldwide Diners Club, and private label cards. Loans delinquent 90 days or more of $220 million at June 30, 1998 were up from $216 million at March 31, 1998 and $206 million at June 30, 1997. Net credit losses in the 1998 second quarter of $103 million increased from $89 million in the prior quarter and $95 million a year ago. The increase in both delinquencies and net credit losses primarily reflects higher amounts in Asia Pacific, partially offset by the effect of foreign currency translation. Additionally, delinquencies reflect higher amounts in Latin America.

Private Bank loans delinquent 90 days or more were $197 million or 1.23% of loans at June 30, 1998, up from $186 million or 1.21% at March 31, 1998 and $187 million or 1.19% a year ago. The increase from both the 1998 first quarter and a year ago primarily reflects an increase in nonaccrual loans in Asia Pacific. As compared to a year ago, delinquencies also reflect improvements in North America.

Total consumer loans on the balance sheet delinquent 90 days or more on which interest continued to be accrued were $983 million at June 30, 1998, compared with $988 million at March 31, 1998 and $937 million at June 30, 1997. Included in these amounts are U.S. government-guaranteed student loans of $247 million, $256 million, and $215 million, respectively. Other consumer loans delinquent 90 days or more on which interest continued to be accrued (which primarily include worldwide bankcard receivables and certain portfolios in Germany) were $736 million, $732 million, and $722 million, respectively. The majority of these other loans are written off upon reaching a stipulated number of days past due. See the table entitled "Cash-Basis, Renegotiated, and Past Due Loans" on page 45.

Citicorp's policy for suspending the accrual of interest on consumer loans varies depending on the terms, security, and credit loss experience characteristics of each product, as well as write-off criteria in place. At June 30, 1998, interest accrual had been suspended on $1.9 billion of consumer loans, primarily consisting of Citibanking loans, compared with $1.9 billion at March 31, 1998 and $2.0 billion at June 30, 1997. The decline from June 30, 1997 reflects improvements in U.S. mortgages and the effect of foreign currency translation, partially offset by increases in Asia Pacific. U.S. mortgages on which the accrual of interest had been suspended were $424 million at June 30, 1998, down from $475 million at March 31, 1998 and $604 million at June 30, 1997, reflecting continued improvement in the credit quality of the portfolio.

                                                              CITICORP [LOGO](R)

The portion of Citicorp's aggregate allowance for credit losses attributed to the consumer portfolio was $2.9 billion as of June 30, 1998, up from $2.5 billion as of March 31, 1998 and June 30, 1997, reflecting the addition of $320 million of credit loss reserves related to the acquisition of UCS. The aggregate allowance for credit losses reflected an additional provision of $25 million in excess of net write-offs per quarter for each period presented. The allowance as a percentage of loans on the balance sheet was 2.66% as of June 30, 1998, compared with 2.36% at March 31, 1998 and 2.24% at June 30, 1997. See "Provision and Credit Loss Reserves" on page 32 for further discussion.

Net credit losses and the related loss ratios may increase from the 1998 second quarter as a result of economic conditions, particularly in Asia Pacific and Latin America, the credit performance of the portfolios, including bankruptcies, seasonal factors, and other changes in portfolio levels. Additionally, delinquencies and loans on which the accrual of interest is suspended could remain at relatively high levels.

-------------------------------------------------------------------------------
GLOBAL CORPORATE BANKING
-------------------------------------------------------------------------------

Global Corporate Banking serves corporations, financial institutions, governments, investors, and other participants in capital markets throughout the world.


 --------------------------------------------------------------------------------------------------------
                                                       SECOND QUARTER      %        SIX MONTHS        %
                                                    -----------------         ------------------
(In Millions of Dollars)                               1998   1997 (A)  Change    1998   1997 (A)  Change

---------------------------------------------------------------------------------------------------------
Adjusted Revenue....................................  $2,409   $1,994       21   $4,721   $3,924       20
Adjusted Operating Expense..........................   1,433    1,207       19    2,747    2,358       16
                                                    -----------------         ------------------
OPERATING MARGIN....................................     976      787       24    1,974    1,566       26
Credit Costs (Benefits).............................      41      (36)      NM       85     (111)      NM
                                                    -----------------         ------------------
INCOME BEFORE TAXES.................................     935      823       14    1,889    1,677       13
Income Taxes........................................     273      160       71      478      365       31
NET INCOME..........................................  $  662   $  663        -   $1,411   $1,312        8
                                                    -----------------------------------------------------


Average Assets (In Billions of Dollars).............  $  178   $  152       17   $  175   $  150       17
Return on Assets (%)................................    1.49     1.75        -     1.63     1.76        -
---------------------------------------------------------------------------------------------------------

(A)  Reclassified to conform to the latest quarter's presentation.
NM   Not meaningful, as percentage equals or exceeds 100%.

-------------------------------------------------------------------------------

Global Corporate Banking income before taxes in the 1998 second quarter and six months grew $112 million or 14% and $212 million or 13% from the comparable 1997 periods, while net income was essentially unchanged from the 1997 second quarter and was up $99 million or 8% from the 1997 six months as changes in the nature and geographic mix of pretax earnings increased the effective income tax rates in the quarterly and six-month comparisons. Growth in average assets of 17% in both the quarterly and six-month comparisons outpaced net income growth and resulted in a decline in return on average assets of 26 basis points and 13 basis points in the quarterly and six-month comparisons. The Emerging Markets business contributed 61% and 64% of Global Corporate Banking net income in the 1998 second quarter and six months, and Global Relationship Banking contributed 39% and 36% of Global Corporate Banking net income.

Adjusted revenue grew 21% and 20% (both 25% excluding the effect of foreign currency translation) in the quarterly and six-month comparisons. The growth in both periods reflected improved trading-related revenue, higher aggregate securities transactions and net asset gains, growth in transaction banking services and corporate finance revenue, improved treasury results and, in the six-month period, higher venture capital revenue. Growth in these areas was partially offset by a significant second quarter 1997 dividend from an investment of an affiliate. Adjusted operating expense increased 19% and 16% (22% and 20% excluding the effect of foreign currency translation) in the quarterly and six-month comparisons. Revenue growth outpaced expense growth by ratios of 1.8 to 1 and 2.0 to 1 in the quarterly and

                                                              CITICORP [LOGO](R)
six-month comparisons, resulting in operating margin growth of 24% and 26%
(30% and 34% excluding the effect of foreign currency translation), respectively. Credit costs rose $77 million and $196 million in the quarterly and six-month comparisons primarily due to higher write-offs in Asia Pacific coupled with lower gains from the sale of OREO and, in the six-month comparison, a $50 million recovery in 1997 from the refinancing agreement concluded with Peru.

Cash-basis loans of $1.3 billion at June 30, 1998 declined $51 million from the 1998 first quarter, but increased $376 million from the year-ago quarter. Cash-basis loans in Global Relationship Banking of $300 million declined $77 million from the 1998 first quarter and $134 million from the year-ago quarter. Cash-basis loans in the Emerging Markets of $1.0 billion increased $26 million from the 1998 first quarter and $510 million from a year ago. The increase from the year-ago quarter is primarily due to the economic turmoil affecting Thailand and Indonesia. Emerging Markets cash-basis loans included $44 million and $83 million at June 30, 1998 and March 31, 1998, respectively, of balance sheet credit exposures related to foreign currency derivative contracts with customers for which the recognition of revaluation gains has been suspended. The amount included a year ago was not material. Commercial OREO of $348 million improved $2 million and $134 million from the 1998 first quarter and the year-ago quarter. See the tables entitled "Cash-Basis, Renegotiated, and Past Due Loans" and "Other Real Estate Owned and Assets Pending Disposition" on page 45.

Levels of trading-related and venture capital revenue and securities transactions and net asset gains in Global Corporate Banking may fluctuate in the future as a result of market and asset-specific factors. See pages 30 and 31 for discussions of trading-related and venture capital revenue and securities transactions and net asset gains that supplement the comments in the Emerging Markets and Global Relationship Banking sections that follow. Losses on commercial lending activities can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Credit costs and cash-basis loans may increase from the 1998 second quarter level due to conditions in Asia or other factors. See "Provision and Credit Loss Reserves" on page 32 for additional discussion of the Global Corporate Banking portfolio.

--------------------------------------------------------------------------------
EMERGING MARKETS
--------------------------------------------------------------------------------

                                                        SECOND QUARTER      %        SIX MONTHS        %
                                                    -----------------         ------------------
(In Millions of Dollars)                               1998   1997 (A)  Change    1998   1997 (A)  Change
---------------------------------------------------------------------------------------------------------

Adjusted Revenue....................................  $1,127    $ 977       15   $2,241   $1,902       18
Adjusted Operating Expense..........................     530      473       12    1,028      919       12
                                                    -----------------         ------------------
OPERATING MARGIN....................................     597      504       18    1,213      983       23
Credit Costs (Benefits).............................      93       24       NM      156      (12)      NM
                                                    -----------------         ------------------
INCOME BEFORE TAXES.................................     504      480        5    1,057      995        6
Income Taxes........................................     101       59       71      153      125       22
                                                    -----------------         ---------
NET INCOME..........................................  $  403    $ 421       (4)  $  904   $  870        4
---------------------------------------------------------------------------------------------------------

Average Assets (In Billions of Dollars).............  $   84    $  70       20   $   83   $   68       22
Return on Assets (%)................................    1.92     2.41        -     2.20     2.58        -
---------------------------------------------------------------------------------------------------------

(A)  Reclassified to conform to the latest quarter's presentation.
NM   Not meaningful, as percentage equals or exceeds 100%.
-------------------------------------------------------------------------------

Emerging Markets operating margin in the 1998 second quarter and six months grew $93 million or 18% and $230 million or 23% from the comparable 1997 periods as revenue growth outpaced expense growth by ratios of 2.6 to 1 and 3.1 to 1, respectively. However, credit costs increased $69 million and $168 million in the quarterly and six-month comparisons, reducing income before taxes growth to 5% and 6%, respectively. Due to changes in the nature and geographic mix of earnings, the effective income tax rate in the 1998 second quarter climbed to 20% from 12%, raising income taxes and producing a 4% decline in net income.
Net income in the six-month comparison grew 4%.

Adjusted revenue grew $150 million or 15% (23% excluding the effect of foreign currency translation) and $339 million or 18% (27% excluding the effect of foreign currency translation) in the quarterly and six-month comparisons. Trading-

                                                              CITICORP [LOGO](R)

related revenue of $259 million and $530 million in the 1998 second quarter and six months grew $104 million and $168 million from the comparable 1997 periods, primarily due to strong foreign exchange results in Asia Pacific attributable to unsettled financial markets in certain Asian countries. The aggregate of securities transactions and net asset gains totaled $179 million and $397 million in the 1998 quarter and six months, up $45 million and $109 million from the comparable 1997 periods, and included $174 million and $363 million in the 1998 periods and $58 million in the 1997 quarter and six months from the sale of Brady bonds. This revenue in the 1997 six months also included $46 million related to the refinancing agreement concluded with Peru. Transaction banking services revenue grew at double digit rates in both the quarterly and six-month comparisons and was complemented in both comparisons by strong treasury results. Revenue in the 1997 second quarter and six months included a significant dividend from an investment of an affiliate.

Adjusted revenue in Asia Pacific (comprising 13 countries and territories excluding Japan and the Indian subcontinent, but including Australia and New Zealand) grew 26% and 20% in the quarterly and six-month comparisons due to improved trading-related revenue coupled with double-digit growth in transaction banking services revenue and significantly improved treasury results. No single country or territory in the Emerging Markets Asia Pacific business exceeded 2% of Citicorp's adjusted revenue or average assets in the 1998 second quarter or six months. Revenue attributed to the Embedded Bank and Emerging Local Corporate strategies (Citicorp's plans to gain market share in selected emerging market countries), together with new franchises, accounted for 4% of Emerging Markets revenue in both the 1998 second quarter and six months and was up 43% and 70% in the quarterly and six-month comparisons. About 22% and 21% of the revenue in the Emerging Markets business in the 1998 second quarter and six months was attributable to business from multinational companies managed jointly with Global Relationship Banking, with that revenue having grown 17% and 23% in the quarterly and six-month comparisons.

Adjusted operating expense increased $57 million or 12% (19% excluding the effect of foreign currency translation) and $109 million or 12% (18% excluding the effect of foreign currency translation) in the quarterly and six-month comparisons. The growth reflected investment spending to build the franchise, including costs associated with Citicorp's Embedded Bank and Emerging Local Corporate strategies, and volume-related expense growth.

Credit costs rose $69 million and $168 million in the quarterly and six-month comparisons, with Asia Pacific contributing $67 million and $125 million of the increase, primarily from Indonesia and Thailand. Credit costs in the 1998 and 1997 six months included recoveries of $9 million from the refinancing agreement concluded with the Ivory Coast and $50 million from the refinancing agreement concluded with Peru, respectively.

Average assets in the 1998 second quarter and six months grew $14 billion or 20% and $15 billion or 22% reflecting growth across all geographic segments, and was concentrated in the loan portfolio and transaction banking, products, together with treasury initiatives.

                                                              CITICORP [LOGO](R)

------------------------------------------------------------------------------
GLOBAL RELATIONSHIP BANKING
------------------------------------------------------------------------------

                                                       SECOND QUARTER       %        SIX MONTHS         %
                                                    ------------------         -------------------
(In Millions of Dollars)                               1998    1997 (A)  Change    1998    1997 (A)  Change
-----------------------------------------------------------------------------------------------------------

Adjusted Revenue....................................  $1,282    $1,017       26   $2,480    $2,022       23
Adjusted Operating Expense..........................     903       734       23    1,719     1,439       19
                                                    ------------------         -------------------
OPERATING MARGIN....................................     379       283       34      761       583       31
Credit Benefits.....................................     (52)      (60)     (13)     (71)      (99)     (28)
                                                    ------------------         -------------------
INCOME BEFORE TAXES.................................     431       343       26      832       682       22
Income Taxes........................................     172       101       70      325       240       35
                                                    ------------------         -------------------
NET INCOME..........................................  $  259    $  242        7   $  507    $  442       15
-----------------------------------------------------------------------------------------------------------

Average Assets (In Billions of Dollars).............  $   94    $   82       15   $   92    $   82       12
Return on Assets (%)................................    1.11      1.18        -     1.11      1.09        -
-----------------------------------------------------------------------------------------------------------

(A)  Reclassified to conform to the latest quarter's presentation.
-------------------------------------------------------------------------------

Income before taxes from the Global Relationship Banking business in North America, Europe, and Japan in the 1998 second quarter and six months grew $88 million or 26% and $150 million or 22% from the comparable 1997 periods. However, increases in the effective income tax rates to 40% and 39% in the 1998 second quarter and six months from 29% and 35% in the respective 1997 periods raised income taxes, and resulted in net income improvements of $17 million or 7% and $65 million or 15% in the quarterly and six-month comparisons.

Adjusted revenue grew $265 million or 26% and $458 million or 23% in the quarterly and six-month comparisons. Revenue growth in the quarterly comparison reflected a $132 million gain on the disposition of two real-estate-related equity interests obtained in connection with loan restructurings, an $87 million improvement in trading-related revenue, double-digit growth in corporate finance and investment management fees, moderate growth in transaction banking services revenue, and essentially unchanged venture capital revenue, partially offset by a $23 million gain on the sale of a business recognized in the 1997 second quarter. Revenue growth in the six-month comparison reflected a $169 million improvement in venture capital revenue, a $135 million improvement in trading-related revenue, the $132 million gain on the disposition of two real-estate-related equity interests, double-digit growth in corporate finance and investment management fees, and moderate growth in transaction banking services revenue, partially offset by gains of $23 million and $32 million in 1997 from the sales of a business and an investment from the acquisition finance portfolio.

Adjusted operating expense grew $169 million or 23% and $280 million or 19% in the quarterly and six-month comparisons, primarily attributable to increased spending on technology, including costs related to the Year 2000 and the European EMU, higher incentive compensation, and volume-related expense growth.

Credit costs in the 1998 quarter and six months were net benefits of $52 million and $71 million, down from net benefits of $60 million and $99 million in the comparable 1997 periods. The decline in the six-month comparison is attributable to a lower level of gains on the sale of OREO.

Average assets in the 1998 second quarter and six months grew $12 billion or 15% and $10 billion or 12% reflecting growth primarily in trading, loan portfolio, and transaction banking products.


---------------------------------------------------------------------------------------------------------
CORPORATE ITEMS
---------------------------------------------------------------------------------------------------------

                                                      Second Quarter      %        SIX MONTHS         %
                                                    ----------------         -------------------
(In Millions of Dollars)                              1998   1997 (A)  Change    1998    1997 (A)  Change
---------------------------------------------------------------------------------------------------------

Revenue.............................................  $ 339   $  209       62   $  585    $  402       46
Operating Expense...................................     90       44       NM      201       166       21
                                                    ----------------         -------------------
INCOME BEFORE TAXES.................................    249      165       51      384       236       63
Income Taxes........................................    191      263      (27)     439       465       (6)

NET INCOME (LOSS)...................................  $  58   ($  98)      NM   ($  55)    ($229)      76
                                                    ----------------         -------------------

Average Assets (In Billions of Dollars).............  $   9   $    9        -   $    9    $    8       13
---------------------------------------------------------------------------------------------------------

(A) Reclassified to conform to the latest quarter's presentation. NM Not meaningful, as percentage equals or exceeds 100%.


Corporate Items includes revenue derived from charging businesses for funds employed, based upon a marginal cost of funds concept, unallocated corporate costs and the offset created by attributing income taxes to core business activities on a local tax-rate basis. Income taxes attributed to core businesses on the basis of local tax rates resulted in effective tax rates for the core businesses of 31% and 28% in the 1998 quarter and six months, and 23% and 25% in the 1997 quarter and six months, primarily reflecting changes in the nature and geographic mix of earnings. Citicorp's effective tax rate was 37.5% in both 1998 periods and in the 1997 six months, and 37% in the 1997 second quarter.

Revenue in the 1998 second quarter and six months included $90 million and $109 million of gains on sales of investments held in the Corporate portfolio, while the corresponding 1997 periods reflected investment writedowns of $29 million and $49 million. Expense in the 1998 second quarter and six months included a $25 million and $50 million charge associated with performance-based stock options granted in January 1998, and increases in certain technology expense and other unallocated corporate costs. The 1997 six months included a $72 million charge associated with performance-based stock options which vested in that period.


------------------------------------------------------------------------------
MANAGING GLOBAL RISK
------------------------------------------------------------------------------
Liquidity
------------------------------------------------------------------------------

Citicorp manages liquidity through a well-defined process described in the 1997 Annual Report and Form 10-K.

A diversity of funding sources, currencies, and maturities is used to gain a broad practical access to the investor base. Citicorp's deposits of $216.0 billion represented 65% of total funding at June 30, 1998, compared with $199.1 billion (64% of total funding) at December 31, 1997, and are broadly diversified by both geography and customer segment. Stockholders' equity, which was $21.7 billion at June 30, 1998, compared with $21.2 billion at December 31, 1997, continues to be an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp (the "Parent Company") and its subsidiaries. Total long-term debt outstanding at June 30, 1998, was $20.0 billion, compared with $19.8 billion at year-end 1997.

Asset securitization programs remain an important source of liquidity. Total consumer loans securitized during the quarter were $11.5 billion, including $8.6 billion of U.S. credit cards and $2.6 billion of U.S. mortgages. Total consumer loans securitized during the 1998 six months were $15.7 billion, including $11.1 billion of U.S. credit cards and $4.3 billion of U.S. mortgages. As credit card securitization transactions amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. During the three months ended June 30, 1998, the scheduled amortization of certain credit card securitization transactions made available $2.5 billion of new receivables

                                                              CITICORP [LOGO](R)

($4.3 billion for the six months). In addition, $3.5 billion and $3.8 billion of credit card securitization transactions are scheduled to amortize during the remainder of 1998 and in 1999, respectively.

The Parent Company is a legal entity separate and distinct from Citibank, N.A. and its other subsidiaries and affiliates. As discussed in the 1997 Annual Report and Form 10-K, there are various legal limitations on the extent to which Citicorp's subsidiaries may extend credit, pay dividends, or otherwise supply funds to Citicorp. As of June 30, 1998, under their applicable dividend limitations, Citicorp's national and state-chartered bank subsidiaries could have declared dividends to their respective parent companies without regulatory approval of approximately $3.1 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that as of June 30, 1998, its bank subsidiaries could have distributed dividends to Citicorp, directly or through their parent holding company, of approximately $2.7 billion of the available $3.1 billion.

-------------------------------------------------------------------------------
MANAGEMENT OF PRICE RISK EXPOSURE
-------------------------------------------------------------------------------


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

-------------------------------------------------------------------------------
PRICE RISK IN NON-TRADING PORTFOLIOS
-------------------------------------------------------------------------------

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

Citicorp's non-trading price risk exposure is mainly to movements in U.S. dollar interest rates, however recent interest rate volatility in certain Asian countries has resulted in an increased measure of non-U.S. dollar Earnings-at-Risk. As of June 30, 1998, the rate shift over a four week defeasance period applied to the U.S. dollar yield curve for purposes of calculating Earnings-at-Risk was 55 basis points. As of June 30, 1998, the rate shifts applied to non-U.S. currencies for purposes of calculating Earnings-at-Risk over a one to eight week defeasance period ranged from 18 to 727 basis points, depending on the currency.

                                                              CITICORP [LOGO](R)

The table below illustrates that as of June 30, 1998, a 55 basis point increase in the U.S. dollar yield curve would have a potential negative impact on Citicorp's pretax earnings of approximately $173 million in the next twelve months, and approximately $61 million for the five year period 1998-2003. A two standard deviation increase in non-U.S. dollar interest rates would have a potential negative impact on Citicorp's pretax earnings of approximately $81 million in the next twelve months, and approximately $171 million for the five year period 1998-2003.

-------------------------------------------------------------------------------
EARNINGS-AT-RISK
-------------------------------------------------------------------------------

                                                                     Assuming a U.S. Dollar     Assuming a Non-U.S. Dollar Rate
                                                                          Rate Move of                      Move of
                                                                  --------------------------------------------------------------
                                                                     Two Standard Deviations      Two Standard Deviations (A)
IMPACT ON PRETAX EARNINGS (In Millions of Dollars at June 30,         Increase     Decrease      Increase (B)      Decrease (B)
 1998)
--------------------------------------------------------------------------------------------------------------------------------

Overnight to Three Months.........................................         ($76)       $  83            ($  18)             $ 18
Four to Six Months................................................          (42)          54               (26)               26
Seven to Twelve Months............................................          (55)          69               (37)               37
                                                                  --------------------------------------------------------------
TOTAL OVERNIGHT TO TWELVE MONTHS..................................         (173)         206               (81)               81
Year Two..........................................................          (44)          48               (66)               66
Year Three........................................................            8          (10)              (15)               15
Year Four.........................................................           51          (54)              (10)               10
Year Five.........................................................          129         (147)              (25)               25
Effect of Discounting.............................................          (32)          35                26               (26)
                                                                  --------------------------------------------------------------
TOTAL.............................................................         ($61)       $  78             ($171)             $171
--------------------------------------------------------------------------------------------------------------------------------

(A) Total assumes a two standard deviation increase or decrease for every currency, not taking into account any covariance between currencies.
(B) Primarily results from Earnings-at-Risk in Thai baht, Singapore dollar, and Hong Kong dollar.
--------------------------------------------------------------------------------

The table below summarizes Citicorp's twelve month Earnings-at-Risk over recent periods.

--------------------------------------------------------------------------------
TWELVE MONTH EARNINGS-AT-RISK (IMPACT ON PRETAX EARNINGS)
--------------------------------------------------------------------------------

                                                           U.S. DOLLAR                         NON-U.S. DOLLAR
                                             ---------------------------------------------------------------------------
                                                  JUNE 30.      Dec. 31,  June 30,     JUNE 30,     Dec. 31,   June 30,
(In Millions of Dollars)                           1998          1997       1997        1998         1997      1997
------------------------------------------------------------------------------------------------------------------------

Assuming a Two Standard Deviation Rate:
  Increase...................................     ($173)          ($180)     ($205)      ($81)           ($25)      ($19)
  Decrease...................................       206             211        235         81              25         19
------------------------------------------------------------------------------------------------------------------------


The tables above illustrate that Citicorp's pretax earnings in its non-trading activities over the subsequent 12 months would be reduced by an increase in interest rates and would benefit from a decrease in interest rates. For the U.S. dollar portfolio this primarily reflects the utilization of receive-fixed interest rate swaps and similar instruments to effectively modify the repricing characteristics of certain consumer and commercial loan portfolios, deposits, and long-term debt. Correspondingly, derivatives are not used extensively to modify the repricing characteristics of the non-U.S. dollar portfolio. Excluding the effects of these instruments, Citicorp's twelve month Earnings-at-Risk over recent periods would be as shown in the table on page 21:

                                                              CITICORP [LOGO](R)

-------------------------------------------------------------------------------
TWELVE MONTH EARNINGS-AT-RISK (EXCLUDING EFFECTS OF DERIVATIVES)
-------------------------------------------------------------------------------
                                                                                                 U.S. Dollar
                                                                                      -------------------------------
Impact on Pretax Earnings                                                               JUNE 30,  Dec. 31,   June 30,
(In Millions of Dollars)                                                                    1998      1997       1997
---------------------------------------------------------------------------------------------------------------------

Assuming a Two Standard Deviation Rate:
  Increase............................................................................     $  18     $  64      $  88
  Decrease............................................................................         6       (44)       (65)
---------------------------------------------------------------------------------------------------------------------

(A) Excluding the effects of derivatives, Citicorp's non-U.S. dollar Earnings-at-Risk would have had a negative impact of $91 million and $26 million assuming a two standard deviation increase in rates and a positive impact of $91 million and $27 million assuming a two standard deviation decrease in rates at June 30, 1998 and December 31, 1997 respectively.
-------------------------------------------------------------------------------

The first table on page 20 also illustrates that the risk profile in the one-to-two year time horizon was directionally similar, but generally tends to reverse in subsequent periods. This reflects the fact that the majority of the derivative instruments utilized to modify repricing characteristics as described above will mature within three years. Additional detail regarding these derivative instruments may be found on page 43.

During the 1998 six months, the U.S. dollar Earnings-at-Risk for the following 12 months assuming a two standard deviation increase in rates would have had a potential negative impact ranging from approximately $65 million to $173 million in the aggregate at each month end, compared with a range from $142 million to $209 million during 1997. The relatively lower U.S. dollar Earnings-at-Risk experienced during the 1998 six months was primarily due to the reduction in the level of received-fixed swaps, offset slightly by the acquisition of UCS. A two standard deviation increase in non-U.S. dollar interest rates for the following twelve months would have had a potential negative impact ranging from approximately $53 million to $85 million in the aggregate at each month-end during the 1998 six months, compared with a range from $15 million to $33 million during 1997. The higher non-U.S. dollar Earnings-at-Risk experienced during the 1998 six months primarily reflected the higher interest rate volatility seen across the Asia Pacific region.

-------------------------------------------------------------------------------
PRICE RISK IN TRADING PORTFOLIOS
-------------------------------------------------------------------------------

The price risk of trading activities is measured using the Value-at-Risk method, which estimates, at a 99% confidence level, the largest potential loss in pretax market value that could occur over a one day holding period. The Value-at-Risk method incorporates the market factors to which the market value of the trading position is exposed (interest rates, foreign exchange rates, equity and commodity prices, and their implied volatilities), the sensitivity of the position to changes in those market factors, and the volatilities and correlation of those factors. The Value-at-Risk measurement includes the foreign exchange risks that arise in traditional banking businesses as well as in explicit trading positions.

The aggregate pretax Value-at-Risk in the trading portfolios was $16 million at June 30, 1998, and daily exposures averaged $19 million in the 1998 second quarter for Citicorp's major trading centers and ranged from $14 million to $22 million. The level of exposure taken depends on the market environment and expectations of future price and market movements, and will vary from period to period. The trading-related revenue for the 1998 second quarter was $730 million, compared with $728 for the 1998 first quarter and $347 million for the 1997 fourth quarter.

                                                              CITICORP [LOGO](R)

The table below summarizes Citicorp's Value-at-Risk in its trading portfolio as of June 30, 1998.


-------------------------------------------------------------------------------
VALUE-AT-RISK
-------------------------------------------------------------------------------

                                                                                1998 SECOND
(In Millions of Dollars)                                     JUNE 30,          QUARTER DAILY        Dec. 31,
                                                              1998              AVERAGE              1997
----------------------------------------------------------------------------------------------------------

Interest Rate...............................................          $ 14            $ 17            $ 23
Foreign Exchange............................................             6               7               8
All Other (primarily Equity and Commodity)..................             8               7               8
Covariance Adjustment.......................................           (12)            (12)            (14)
                                                            ----------------------------------------------
TOTAL.......................................................          $ 16            $ 19            $ 25
----------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
MANAGEMENT OF CROSS-BORDER RISK
-------------------------------------------------------------------------------


Cross-border risk is the risk that Citicorp will be unable to obtain payment from customers on their contractual obligations as a result of actions taken by foreign governments such as exchange controls, debt moratorium, and restrictions on the remittance of funds. Citicorp manages cross-border risk as part of the Windows on Risk process described in the 1997 Annual Report and Form 10-K.

The table on page 23 presents total cross-border outstandings on a regulatory basis in accordance with Federal Financial Institutions Examination Council ("FFIEC") guidelines. Total cross-border outstandings include cross-border claims on third parties as well as investments in and funding of local franchises.

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

                                                              CITICORP [LOGO](R)

------------------------------------------------------------------------------
CROSS-BORDER OUTSTANDINGS AND COMMITMENTS
------------------------------------------------------------------------------

                                                               JUNE 30, 1998                                     December 31, 1997
                    --------------------------------------------------------------------------------------------------------------
                          CROSS-BORDER CLAIMS ON THIRD PARTIES
                    -----------------------------------------------
(In Billions of                                              INVESTMENTS IN
Dollars)                                         TRADING AND AND FUNDING OF   TOTAL                         TOTAL
                  ------------------------------- SHORT-TERM    LOCAL       CROSS-BORDER                  CROSS-BORDER
                    BANKS  PUBLIC PRIVATE TOTAL   CLAIMS (A) FRANCHISES     OUTSTANDINGS  COMMITMENTS (B) OUTSTANDINGS COMMITMENTS
                                                                                                                          (B)
--------------------------------------------------------------------------------------------------------------------------------

United Kingdom....  $ 1.2   $0.2  $ 2.7  $ 4.1     $ 2.9       $   -         $ 4.1 (C)        $ 9.2         $  4.5 (C)     $ 7.8
Germany...........    1.0    1.3    0.5    2.8       2.6         1.3           4.1 (C)          1.6            4.7 (C)       1.7
Italy.............    0.5    0.1    0.4    1.0       0.5         2.6           3.6 (C)          0.5            3.4 (C)       0.5
France............    1.9    0.5    0.8    3.2       2.7         0.3           3.5 (C)          1.0            3.1 (C)       0.6
Japan.............    2.3    0.3    0.8    3.4       2.5           -           3.4 (C)          0.7            3.2 (C)       1.1
Switzerland.......    1.7      -    1.5    3.2       2.7           -           3.2 (D)          1.2            2.7 (D)       1.1
Spain.............    0.2      -    0.3    0.5       0.4         1.8           2.3              0.2            2.3 (D)       0.4
Netherlands.......    0.6    0.2    1.1    1.9       1.5         0.2           2.1              0.8            2.2           0.8
Belgium...........    0.5    0.2    0.6    1.3       1.2         0.5           1.8              0.2            0.9           0.2
Sweden............    0.8    0.3    0.5    1.6       1.1         0.1           1.7              0.8            1.1           0.7
Canada............    0.9    0.1    0.4    1.4       0.8           -           1.4              1.3            1.6           1.8
Finland...........    0.3    0.1    0.4    0.8       0.5           -           0.8              0.5            0.7           0.4
Other (23 countries
  in 1998)........    1.4    0.4    2.2    4.0       2.5         0.5           4.5              1.9            4.0           1.6
--------------------------------------------------------------------------------------------------------------------------------
EUROPE, CANADA,
  AND JAPAN.......   13.3    3.7   12.2   29.2      21.9         7.3          36.5             19.9           34.4          18.7
--------------------------------------------------------------------------------------------------------------------------------

Brazil............    0.4    1.0    1.2    2.6       1.5         1.8          4.4 (C)           0.1           4.4 (C)        0.1
Mexico............    0.2    1.9    0.8    2.9       1.3         0.5          3.4 (C)           0.3           3.0 (D)        0.6
Argentina.........    0.2    0.2    1.0    1.4       0.7         0.9           2.3              0.3            2.2           0.1
Chile.............      -    0.2    0.4    0.6       0.2         0.4           1.0              0.4            1.0             -
Venezuela.........    0.1    0.7    0.2    1.0       0.4           -           1.0              0.1            1.0             -
Colombia..........    0.2    0.1    0.2    0.5       0.3         0.4           0.9              0.1            0.9           0.1
Peru..............    0.1    0.1    0.2    0.4       0.3           -           0.4              0.2            0.4           0.1
Uruguay...........      -    0.3    0.1    0.4       0.1           -           0.4                -            0.3             -
Other (20 countries
  in 1998)........    0.1    0.1    1.2    1.4       1.1         0.3           1.7              0.4            1.1           0.6
--------------------------------------------------------------------------------------------------------------------------------
LATIN AMERICA.....    1.3    4.6    5.3   11.2       5.9         4.3          15.5              1.9           14.3           1.6
--------------------------------------------------------------------------------------------------------------------------------

South Korea.......    0.6    0.3    0.7    1.6       1.2         0.9           2.5 (D)          0.5            2.6 (D)       0.2
Saudi Arabia......    0.6      -    0.2    0.8       0.3           -           0.8              0.5            0.8           0.3
Malaysia..........    0.1      -    0.2    0.3       0.2         0.3           0.6              0.1            0.7           0.1
Singapore.........    0.3      -    0.3    0.6       0.4           -           0.6              0.4            0.5           0.3
Taiwan............    0.1      -    0.3    0.4       0.3         0.1           0.5              0.6            0.4           0.5
Indonesia.........      -      -    0.5    0.5       0.4           -           0.5              0.1            0.6           0.2
Hong Kong.........    0.1      -    0.2    0.3       0.2           -           0.3              0.3            0.7           0.3
Kuwait............    0.2      -      -    0.2       0.2           -           0.2                -            0.2             -
India.............      -      -    0.2    0.2       0.1           -           0.2              0.4            0.2           0.3
China.............      -      -    0.1    0.1       0.1         0.1           0.2              0.4            0.6           0.4
Pakistan..........    0.1      -      -    0.1       0.1         0.1           0.2                -            0.2             -
Philippines.......      -      -    0.2    0.2       0.2           -           0.2              0.1            0.2           0.1
Thailand..........      -      -    0.2    0.2       0.2           -           0.2              0.1            0.3           0.1
Bahrain...........    0.1      -      -    0.1       0.1           -           0.1              0.1            0.3           0.1
Other (11 countries
  in 1998)........      -    0.1      -    0.1       0.1           -           0.1              0.3            0.3           0.4
--------------------------------------------------------------------------------------------------------------------------------
ASIA/MIDDLE EAST      2.2    0.4    3.1    5.7       4.1         1.5           7.2              3.9            8.6           3.3
--------------------------------------------------------------------------------------------------------------------------------

Australia.........    0.3      -    0.4    0.7       0.5         0.9           1.6              0.1            0.7           0.4
New Zealand.......      -      -    0.2    0.2       0.1         0.5           0.7                -            0.7             -
All Other.........      -    0.7    0.1    0.8       0.3         0.5           1.3              0.5            1.5           0.4
--------------------------------------------------------------------------------------------------------------------------------
TOTAL OTHER.......    0.3    0.7    0.7    1.7       0.9         1.9           3.6              0.6            2.9           0.8
--------------------------------------------------------------------------------------------------------------------------------
TOTAL CITICORP....  $17.1   $9.4  $21.3  $47.8     $32.8       $15.0         $62.8            $26.3          $60.2         $24.4
--------------------------------------------------------------------------------------------------------------------------------

(A)  Included in total cross-border claims on third parties.
(B) Commitments (not included in total cross-border outstandings) include legally binding cross-border letters of credit and loan commitments.
(C) Total cross-border outstandings were in excess of 1.0% of total assets at the end of the respective periods.
(D) Total cross-border outstandings were between 0.75% and 1.0% of total assets at the end of the respective periods.
--------------------------------------------------------------------------------

                                                             CITICORP [LOGO] (R)

Details of investments in and funding of local franchises for selected Asian countries included in the table on page 23 at June 30, 1998 were as follows:



                                                 Local Country Assets (A)

                ---------------------------------------------------------------------------------
                                            GROSS
                                         UNREALIZED
                                          GAINS ON
                                       DERIVATIVE AND
In Billions of                             FOREIGN                                 LOCAL COUNTRY
Dollars at        CONSUMER  COMMERCIAL    EXCHANGE      ALL OTHER                     ASSETS
June 30, 1998      LOANS      LOANS       CONTRACTS     ASSETS (C)  ADJUSTMENTS (D)
-------------------------------------------------------------------------------------------------
South Korea.....  $1.0        $1.8       $0.4           $2.0        ($0.5)             $4.7
Malaysia........   1.3         0.8        0.2            1.0         (0.4)              2.9
Indonesia.......   0.1         0.4        0.1            0.7         (0.3)              1.0
Philippines.....   0.3         0.9          -            1.6         (0.5)              2.3
Thailand........   1.0         0.9        0.2            0.7         (0.2)              2.6
-------------------------------------------------------------------------------------------------


  LOCAL COUNTRY
  LIABILITIES (B)
----------------------------
                   GROSS
                 UNREALIZED
                  LOSSES ON
                  DERIVATIVE AND                        INVESTMENTS IN
In Billions of     FOREIGN        ALL OTHER LOCAL       AND FUNDING OF
Dollars at         EXCHANGE      COUNTRY LIABILITIES    LOCAL FRANCHISES
June 30, 1998     CONTRACTS             (E)
-----------------------------------------------------------------------------

South Korea.....       $0.4          $3.4                   $0.9
Malaysia........        0.1           2.5                    0.3
Indonesia.......        0.1           0.9                      -
Philippines.....          -           2.3                      -
Thailand........        0.2           2.4                      -
-----------------------------------------------------------------------------

(A) At December 31, 1997, local country assets were $4.5 billion in South Korea, $3.4 billion in Malaysia, $2.0 billion in Indonesia, $2.2 billion in Philippines, and $2.7 billion in Thailand.
(B) At December 31, 1997, local country liabilities were $3.4 billion in South Korea, $3.0 billion in Malaysia, $2.2 billion in Indonesia, $2.2 billion in Philippines, and $3.0 billion in Thailand.
(C) Includes deposits at interest with banks, securities, customers' acceptance liability, and other monetary assets.
(D) Adjustments include externally guaranteed outstandings, locally booked claims on nonresidents, and certain other claims as defined by the FFIEC.
(E) Primarily deposits, purchased funds and other borrowings, and acceptances outstanding.


On January 28, 1998, an agreement was reached between the Republic of Korea and a group of international banks (including Citicorp) on a plan to extend the maturities of short-term credits to the Korean banking system. On April 8, 1998, Korean banks exchanged $21.75 billion of their short-term cross-border credits for new loans with maturities of one-, two-, or three-years, guaranteed by the Republic of Korea, and bearing a floating rate of interest at rates of 2.25%, 2.50%, and 2.75%, respectively, over the six-month London Interbank Offering Rate (LIBOR). Of the total, $3.76 billion was exchanged into one-year loans, $9.79 billion into two-year loans, and $8.2 billion into three-year loans.

Under the plan, Citicorp exchanged $398 million of short-term loans to Korean banks for new loans with maturities of one, two, and three years.

-------------------------------------------------------------------------------
ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
-------------------------------------------------------------------------------

The table on page 25 presents the estimated fair value in excess of (less than) carrying value of Citicorp's financial instruments as defined in accordance with applicable requirements, including financial assets and liabilities recorded on the balance sheet as well as off-balance sheet instruments such as derivative and foreign exchange contracts and credit card securitizations. To better reflect Citicorp's values subject to market risk and to illustrate the interrelationships that characterize risk management strategies, the table on page 25 also provides estimated fair value data for the expected time period until runoff of existing deposits with no fixed maturity.

                                                             CITICORP [LOGO] (R)

-------------------------------------------------------------------------------
ESTIMATED FAIR VALUE IN EXCESS OF (LESS THAN) CARRYING VALUE
-------------------------------------------------------------------------------
                                                             JUNE 30,   Mar. 31,   Dec. 31,   Sept. 30,   June 30,
(In Billions of Dollars)                                       1998       1998       1997        1997       1997
------------------------------------------------------------------------------------------------------------------

Assets and Liabilities.....................................     $ 6.6      $ 6.3      $ 6.2       $ 6.2      $ 6.2
End-User Derivative and Foreign Exchange Contracts.........       0.9        0.7        0.7         0.5        0.1
Credit Card Securitizations (A)............................      (0.3)      (0.3)      (0.3)       (0.2)       0.1
                                                           -------------------------------------------------------
                                                                  7.2        6.7        6.6         6.5        6.4
Deposits with No Fixed Maturity (B)........................       3.3        3.3        3.3         2.9        3.0
                                                           -------------------------------------------------------
TOTAL......................................................     $10.5      $10.0      $ 9.9       $ 9.4      $ 9.4
------------------------------------------------------------------------------------------------------------------

(A) Reflects the estimated (shortfall) excess in fair value of the various components of these transactions, but principally arises from fixed rates payable to certificate holders.
(B) Represents the estimated excess fair value related to the expected time period until runoff of existing deposits with no fixed maturity on the balance sheet, without assuming any regeneration of balances, based on the estimated difference between the cost of funds on these deposits and the cost of funds from alternative sources.
--------------------------------------------------------------------------------

The quarterly fluctuations among financial instruments are typically due to changes in the interest rate environment in the U.S. and other countries.
During the 1998 second quarter, U.S. interest rates continued to decline, as they have done for the past year. Generally in declining interest rate environments, the fair value of Citicorp's assets and liabilities, deposits with no fixed maturity, and credit card securitizations (primarily fixed rate investor certificates) tend to decline, while the value of derivative contracts tend to increase. However, fair values can also vary from period to period based on changes in a variety of other factors including credit quality, market perceptions of value, and the changing composition of assets and liabilities, which in the 1998 second quarter more than offset the impact of the declining rate environment.

-------------------------------------------------------------------------------
CAPITAL
-------------------------------------------------------------------------------

Citicorp is subject to risk-based capital guidelines issued by the Federal Reserve Board ("FRB"). These guidelines are supplemented by a leverage ratio requirement. The risk-based capital guidelines and the leverage ratio requirement are detailed in the 1997 Annual Report and Form 10-K.


----------------------------------------------------------------------------------------------------------------------
                                                                                        June 30,   Mar. 31,   Dec. 31,
CITICORP RATIOS                                                                           1998       1998       1997
----------------------------------------------------------------------------------------------------------------------
Tier 1 Capital........................................................................      8.29%      8.26%      8.34%
Total Capital (Tier 1 and Tier 2).....................................................     12.05      12.13      12.31
Leverage (A)..........................................................................      6.73       6.83       7.01
Common Stockholders' Equity...........................................................      6.18       6.01       6.21
----------------------------------------------------------------------------------------------------------------------

(A)  Tier 1 capital divided by adjusted average assets.
-------------------------------------------------------------------------------

Citicorp continued to maintain a strong capital position during the 1998 second quarter. Total capital (Tier 1 and Tier 2) amounted to $31.8 billion at June 30, 1998, representing 12.05% of net risk-adjusted assets. This compares with $31.2 billion and 12.13% at March 31, 1998 and $31.2 billion and 12.31% at December 31, 1997. Tier 1 capital of $21.9 billion at June 30, 1998 represented 8.29% of net risk-adjusted assets, compared with $21.3 billion and 8.26% at March 31, 1998 and $21.1 billion and 8.34% at December 31, 1997. The Tier 1 capital ratio at June 30, 1998 was within Citicorp's target range of 8.00% to 8.30%.

The excess of Tier 1 capital generated during a period reduced by capital utilized for business expansion is referred to as "free capital." As shown in the table below, Citicorp generated $366 million of free capital during the 1998 six months,

                                                             CITICORP [LOGO] (R)

compared with $735 million for the 1997 six months. The amount of free capital is impacted by a number of factors including the level of income, issuances, dividends, and changes in risk-adjusted assets.


                                                             CITICORP [LOGO] (R)

-------------------------------------------------------------------------------
FREE CAPITAL
-------------------------------------------------------------------------------

                                                                                                         SIX MONTHS
                                                                                                    ------------------
(In Millions of Dollars)                                                                               1998      1997
----------------------------------------------------------------------------------------------------------------------
Tier 1 Capital Generated:
Net Income..........................................................................................  $2,162   $ 2,019
Issuances/Other (A).................................................................................    (309)      599
Cash Dividends Declared.............................................................................    (580)     (556)
                                                                                                    ------------------
Total Tier 1 Capital Generated......................................................................   1,273     2,062
Capital Utilized for Growth in Net Risk-Adjusted Assets.............................................    (907)   (1,327)
                                                                                                    ------------------
FREE CAPITAL GENERATED..............................................................................  $  366   $   735
----------------------------------------------------------------------------------------------------------------------

(A) Includes issuance of common stock under various employee benefit plans and the dividend reinvestment plan. During 1998, Citicorp redeemed $325 million of Noncumulative Preferred Stock, Series 16, and $303 million of Adjustable Rate Preferred Stock, Second and Third Series, and issued an additional $225 million of guaranteed preferred beneficial interests in subordinated debt. 1997 reflects the issuance of $450 million of guaranteed preferred beneficial interests in subordinated debt and the redemption of $175 million of Series 14 Preferred Stock.
------------------------------------------------------------------------------

In order to return available free capital to its shareholders, Citicorp initiated a common stock repurchase program in June 1995. Citicorp repurchased
4.0 million and 10.8 million shares of common stock under the repurchase program in the six months of 1998 and 1997, using capital of $483 million ($122.28 average cost per share) and $1.2 billion ($113.66 average cost per share), respectively. During the second quarter, no shares were repurchased due to the suspension of the stock repurchase program in connection with the announced agreement to merge with Travelers Group. Total repurchases since the program was inaugurated on June 20, 1995 were 82.0 million shares for an outlay of $7.3 billion.

Common stockholders' equity increased a net $571 million during the second quarter of 1998 to $20.4 billion at June 30, 1998, representing 6.18% of assets, compared with 6.01% at March 31, 1998 and 6.21% at December 31, 1997. The increase in common stockholders' equity during the quarter principally reflected net income and the issuance of stock under various employee benefit plans, partially offset by a decrease in net unrealized gains on securities available for sale and dividends declared on common and preferred stock.

During the second quarter of 1998, Citicorp redeemed $325 million of its 8% Noncumulative Preferred Stock, Series 16 and issued an additional $225 million of guaranteed preferred beneficial interests (commonly known as "trust preferred securities"). The $975 million of guaranteed preferred beneficial interests outstanding at June 30, 1998 qualify as Tier 1 capital, and are included in long-term debt on the balance sheet. For the six months ended June 30, 1998, interest expense on the guaranteed preferred beneficial interests amounted to $30 million, compared with $28 million for the 1997 six month period. During the first quarter of 1998, Citicorp redeemed $303 million of Adjustable Rate Preferred Stock, Second and Third Series.

In July 1998, Citicorp announced that in August 1998 it will redeem for cash all outstanding shares of its Graduated Rate Cumulative Preferred Stock, Series 8A, and that in September 1998 it will redeem for cash all outstanding shares of its 7.5% Noncumulative Preferred Stock, Series 17.

                                                             CITICORP [LOGO] (R)
-------------------------------------------------------------------------------
COMPONENTS OF CAPITAL UNDER REGULATORY GUIDELINES
-------------------------------------------------------------------------------

                                                                                        JUNE 30,   March 31,   Dec. 31,
(In Millions of Dollars)                                                                  1998        1998       1997
-----------------------------------------------------------------------------------------------------------------------
TIER 1 CAPITAL
Common Stockholders' Equity...........................................................  $ 20,442    $ 19,871   $ 19,293
Perpetual Preferred Stock.............................................................     1,275       1,600      1,903
Guaranteed Preferred Beneficial Interests in Subordinated Debt........................       975         750        750
Minority Interest.....................................................................       107         104        104
Less: Net Unrealized Gains  --  Securities Available for Sale (A).....................      (308)       (661)      (535)
  Intangible Assets (B)...............................................................      (507)       (296)      (304)
  50% Investment in Certain Subsidiaries (C)..........................................       (98)        (98)      (115)
                                                                                      ---------------------------------
TOTAL TIER 1 CAPITAL..................................................................    21,886      21,270     21,096
                                                                                      ---------------------------------

TIER 2 CAPITAL
Allowance for Credit Losses (D).......................................................     3,337       3,254      3,198
Qualifying Debt (E)...................................................................     6,669       6,802      6,977
Less: 50% Investment in Certain Subsidiaries (C)......................................       (97)        (97)      (115)
                                                                                      ---------------------------------
TOTAL TIER 2 CAPITAL..................................................................     9,909       9,959     10,060
                                                                                      ---------------------------------

TOTAL CAPITAL (TIER 1 AND TIER 2).....................................................  $ 31,795    $ 31,229   $ 31,156
Net Risk-Adjusted Assets (F)..........................................................  $263,925    $257,545   $252,999
-----------------------------------------------------------------------------------------------------------------------

(A) Tier 1 capital excludes unrealized gains and losses on securities available for sale in accordance with regulatory risk-based capital guidelines.
(B) Includes goodwill and certain other identifiable intangible assets. The increase during the 1998 second quarter was primarily attributable to the acquisition of a global trust and agency services business.
(C)  Represents investment in certain overseas insurance activities.
(D) Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.
(E) Includes qualifying senior and subordinated debt in an amount not exceeding 50% of Tier 1 capital, and subordinated capital notes subject to certain limitations.
(F) Includes risk-weighted credit equivalent amounts net of applicable bilateral netting agreements of $14.1 billion for interest rate, commodity and equity derivative contracts and foreign exchange contracts, as of June 30, 1998, compared with $13.6 billion as of March 31, 1998 and $13.7 billion as of December 31, 1997. Net risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses.
--------------------------------------------------------------------------------

On January 1, 1998, Citicorp adopted the U.S. bank regulatory agencies amendment to their risk-based capital guidelines to incorporate market risk in the measurement of net risk-adjusted assets. The adoption of the market risk guidelines did not have a significant impact on net risk-adjusted assets.

As discussed in the 1997 Annual Report and Form 10-K, Citicorp has entered into forward purchase agreements on its common stock, to be settled on a net basis, in order to partially offset the dilutive effects of various employee benefit plans. At Citicorp's option, such settlements may be made in shares of Citicorp's common stock or in cash. Both the number of shares covered and the forward prices of these contracts are adjusted on a quarterly basis and reflect the stock price at the time of adjustment. During the 1998 second quarter, settlements of forward purchase agreements resulted in Citicorp receiving approximately 1.4 million shares of its common stock. In connection with the announced agreement to merge with Travelers Group, Citicorp has terminated these agreements in accordance with their contractual terms.

Citicorp's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At June 30, 1998, all of Citicorp's subsidiary depository institutions were "well capitalized" under the federal bank regulatory agencies' definitions.

                                                             CITICORP [LOGO] (R)

----------------------------------------------------------------------------------------------------------------------
                                                                                        JUNE 30,   Mar. 31,   Dec. 31,
CITIBANK, N.A. RATIOS                                                                     1998       1998       1997
----------------------------------------------------------------------------------------------------------------------
Tier 1 Capital........................................................................      7.96%      8.07%      8.18%
Total Capital (Tier 1 and Tier 2).....................................................     11.73      11.94      12.16
Leverage..............................................................................      6.17       6.31       6.39
Common Stockholder's Equity...........................................................      6.37       6.31       6.54
----------------------------------------------------------------------------------------------------------------------


The decline in Citibank's regulatory capital ratios during the 1998 second quarter principally reflects the acquisition of UCS on April 2, 1998.

From time to time, the FRB and the Federal Financial Institutions Examination Council propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets.


STATEMENT OF INCOME ANALYSIS
-----------------------------------------------------------------------------------------------------------------
Net Interest Revenue (Taxable Equivalent Basis)                                       (A)
-----------------------------------------------------------------------------------------------------------------
                                                             2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.
                                                               1998       1998       1997       1997       1997
-----------------------------------------------------------------------------------------------------------------
NET INTEREST REVENUE
(In Millions of Dollars)
Interest Revenue...........................................    $6,672     $6,320     $6,302     $6,207     $6,154
Interest Expense...........................................     3,663      3,464      3,431      3,319      3,278
                                                           ------------------------------------------------------
NET INTEREST REVENUE.......................................     3,009      2,856      2,871      2,888      2,876
Effect of Credit Card Securitization Activity..............       908        640        596        565        578
                                                           ------------------------------------------------------
TOTAL ADJUSTED (B).........................................    $3,917     $3,496     $3,467     $3,453     $3,454
-----------------------------------------------------------------------------------------------------------------

AVERAGE INTEREST-EARNING ASSETS
(In Billions of Dollars)
TOTAL......................................................    $276.0     $265.2     $257.0     $255.7     $252.6
Effect of Credit Card Securitization Activity..............      36.8       27.4       26.3       24.8       24.7
                                                           ------------------------------------------------------
TOTAL ADJUSTED (B).........................................    $312.8     $292.6     $283.3     $280.5     $277.3
-----------------------------------------------------------------------------------------------------------------

NET INTEREST MARGIN (%)
Total......................................................      4.37%      4.37%      4.43%      4.48%      4.57%
Effect of Credit Card Securitization Activity..............       .65%       .48%       .42%       .40%       .43%
                                                           ------------------------------------------------------
TOTAL ADJUSTED (B).........................................      5.02%      4.85%      4.85%      4.88%      5.00%
-----------------------------------------------------------------------------------------------------------------

(A) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.
(B) See page 35 for discussion of the effect of credit card securitization activity.

--------------------------------------------------------------------------------

Net interest revenue and net interest margin for all periods presented were reduced by the effect of credit card securitization activity. Adjusted for the effect of credit card securitization activity, net interest revenue of $3.917 billion increased 12% from the 1998 first quarter and 13% from the 1997 second quarter. The adjusted net interest margin increased from the 1998 first quarter, but remained relatively unchanged from the 1997 second quarter. These improvements in net interest revenue and the net interest margin from both periods reflected the addition of UCS, as well as an increase due to risk-based pricing strategies in U.S. bankcards.

Net interest revenue of $3.009 billion in the 1998 second quarter increased 5% from both the 1998 first quarter and 1997 second quarter, primarily reflecting the acquisition of the UCS portfolio in the current quarter as well as an increase in other average interest-earning assets, and was reduced by increased levels of securitization. The change from the 1997 second quarter also reflected a decline in the net interest margin primarily from reduced yields earned on assets.

                                                             CITICORP [LOGO] (R)

Excluding UCS, net interest revenue compared to both periods reflected increased business volumes across most regions, especially in Global Corporate Banking. The increase from the 1998 first quarter also reflected the impact of one more day in the current quarter, partially offset by a slightly lower net interest margin. The improvement from the year ago quarter also reflected increases in Global Corporate Banking, including trading-related net interest revenue, offset by lower spreads in the Global Consumer businesses in Latin America and Asia Pacific, as well as the effect of foreign currency translation.

Interest revenue improved $352 million or 6% from the 1998 first quarter, primarily resulting from the addition of the UCS portfolio ($187 million); increased loan volumes in Global Corporate Banking in Latin America, Europe, and CEEMEA; as well as the impact of one more day in the 1998 second quarter. Interest revenue improved $518 million or 8% from the 1997 second quarter, principally from higher loan volumes at higher rates in Emerging Markets, and from the addition of UCS and higher loan volumes in the Global Consumer businesses in North America and Latin America. These improvements were partially offset by a decline in revenue resulting from increased levels of securitization activity.

Interest expense increased $199 million or 6% from the 1998 first quarter, primarily from the addition of the UCS portfolio ($81 million) and from increased time deposit volumes in Global Corporate Banking in Europe. Interest expense increased $385 million or 12% from the 1997 second quarter, primarily resulting from increased time deposit volumes across most global markets, and from increased rates paid in Emerging Markets and the addition of UCS, partially offset by a decline in purchased fund volumes and other borrowings in U.S. bankcards.


----------------------------------------------------------------------------------------------------------
FEE AND COMMISSION REVENUE
----------------------------------------------------------------------------------------------------------
                                                       SECOND QUARTER       %        SIX MONTHS        %
                                                    ------------------         ------------------
(In Millions of Dollars)                               1998    1997 (A)  Change    1998   1997 (A)  Change
----------------------------------------------------------------------------------------------------------

GLOBAL CONSUMER
Citibanking.........................................  $  314    $  308        2   $  614   $  590        4
Cards (B)...........................................     600       491       22    1,083      964       12
Private Bank........................................     133       117       14      251      229       10

TOTAL GLOBAL CONSUMER (B)...........................   1,047       916       14    1,948    1,783        9
GLOBAL CORPORATE BANKING AND OTHER..................     528       502        5    1,027      956        7

TOTAL ADJUSTED......................................   1,575     1,418       11    2,975    2,739        9
Effect of Credit Card Securitization Activity.......     (22)       23       NM       19       54      (65)
                                                    ------------------         ------------------
TOTAL...............................................  $1,553    $1,441        8   $2,994   $2,793        7
----------------------------------------------------------------------------------------------------------

SUPPLEMENTAL INFORMATION
Global Consumer Businesses in:
  Emerging Markets..................................  $  279    $  300       (7)  $  549   $  588       (7)
  Developed Markets.................................     768       616       25    1,399    1,195       17
                                                    ------------------         ------------------
TOTAL GLOBAL CONSUMER...............................  $1,047    $  916       14   $1,948   $1,783        9
----------------------------------------------------------------------------------------------------------

(A)  Reclassified to conform to latest quarter's presentation.
(B) See page 35 for discussion of the effect of credit card securitization activity.
NM   Not meaningful, as percentage equals or exceeds 100%.
-------------------------------------------------------------------------------

Total fee and commission revenue of $1.6 billion in the 1998 second quarter and $3.0 billion for the 1998 six months increased $112 million or 8% and $201 million or 7% from the comparable 1997 periods. The effect of credit card securitization decreased fee and commission revenue in the 1998 second quarter, and increased it in all other periods. Adjusted fee and commission revenue in the second quarter of $1.6 billion and in the six months of $3.0 billion was up $157 million or 11% and $236 million or 9% from the comparable 1997 periods.

                                                             CITICORP [LOGO] (R)
Global Consumer fee and commission revenue was up $131 million or 14% (up $34 million or 4% excluding UCS) in the second quarter and $165 million or 9% in the six months. Growth in fee revenue in the 1998 second quarter was led by a 9% increase in the developed markets, excluding UCS, principally in U.S. bankcards and the Private Bank, and was partially offset by a 7% decrease in the emerging markets, principally Asia Pacific Cards, including the effect of foreign currency translation. U.S. bankcard fees increased as a result of higher levels of interchange fees, reflecting charge volume growth and pricing changes. Private Bank fee revenue increased in the quarter and six months as a result of higher trust, agency, and custodial fees on higher client business volumes under management.

Global Corporate Banking and Other fee and commission revenue increased $26 million or 5% and $71 million or 7% from the comparable quarter and year-to-date periods. The improvement primarily reflected higher transaction banking services revenue, investment management fees, and corporate finance fees in Global Relationship Banking. Fee and commission revenue in Emerging Markets was essentially unchanged in the 1998 quarter and six months from the comparable 1997 periods.

-------------------------------------------------------------------------------
TRADING-RELATED REVENUE
-------------------------------------------------------------------------------

Trading-related revenue is composed of the "Foreign Exchange" and "Trading Account" lines in the Statement of Income, and also includes other amounts principally reflected in Net Interest Revenue. The table below presents trading-related revenue by business sector, by trading activity, and by income statement line.



                                                      Second Quarter      %        SIX MONTHS        %
                                                    ----------------         ------------------
(In Millions of Dollars)                              1998   1997 (A)  Change    1998   1997 (A)  Change
--------------------------------------------------------------------------------------------------------
BY BUSINESS SECTOR
Global Corporate Banking
  Emerging Markets..................................  $ 259     $155       67   $  530   $  362       46
  Global Relationship Banking.......................    357      270       32      735      600       23
                                                    ----------------         ------------------
Total Global Corporate Banking......................    616      425       45    1,265      962       31
Global Consumer and Other...........................    114       86       33      193      138       40
                                                    ----------------         ------------------
TOTAL...............................................  $ 730     $511       43   $1,458   $1,100       33
--------------------------------------------------------------------------------------------------------

BY TRADING ACTIVITY
Foreign Exchange (B)................................  $ 391     $258       52   $  777   $  495       57
Derivative (C)......................................    218      129       69      454      336       35
Fixed Income (D)....................................     31       59      (47)      88      129      (32)
Other...............................................     90       65       38      139      140       (1)
                                                    ----------------         ------------------
TOTAL...............................................  $ 730     $511       43   $1,458   $1,100       33
--------------------------------------------------------------------------------------------------------

BY INCOME STATEMENT LINE
Foreign Exchange....................................  $ 465     $311       50   $  814   $  608       34
Trading Account.....................................     98       97        1      334      295       13
Other (E)...........................................    167      103       62      310      197       57
                                                    ----------------         ------------------
TOTAL...............................................  $ 730     $511       43   $1,458   $1,100       33
--------------------------------------------------------------------------------------------------------

(A)  Reclassified to conform to the latest quarter's presentation.
(B) Foreign exchange activity includes foreign exchange spot, forward, and option contracts.
(C) Derivative activity primarily includes interest rate and currency swaps, options, financial futures, and equity and commodity contracts.
(D) Fixed income activity principally includes debt instruments including government and corporate debt as well as mortgage assets.
(E)  Primarily net interest revenue.
--------------------------------------------------------------------------------

                                                             CITICORP [LOGO] (R)

Trading-related revenue in the 1998 second quarter and six months increased $219 million and $358 million from the respective 1997 periods, primarily reflecting higher foreign exchange and derivatives revenue driven by global currency volatility, particularly in certain Asian currencies.

Levels of trading-related revenue may fluctuate in the future as a result of market and asset-specific factors.

-------------------------------------------------------------------------------
SECURITIES TRANSACTIONS
-------------------------------------------------------------------------------

Net gains from the sale of securities were $300 million in the second quarter and $541 million in the six months of 1998, compared with $124 million and $232 million in the comparable 1997 periods. The net gains in the second quarter of 1998 reflected gross realized gains of $328 million ($591 million for the six months) and gross realized losses of $28 million ($50 million for the six months). The 1998 second quarter and six months included realized gains of $174 million and $363 million, respectively, related to the sale of Brady bonds. The 1997 second quarter included a realized gain of $58 million related to the sale of Brady bonds.

The fair value of securities may fluctuate over time based on general market conditions as well as events and trends affecting specific securities.


------------------------------------------------------------------------------
OTHER REVENUE
------------------------------------------------------------------------------

                                                      Second Quarter      %        SIX MONTHS        %
                                                    ----------------           ------------------
(In Millions of Dollars)                              1998   1997 (A)  Change    1998   1997 (A)  Change
--------------------------------------------------------------------------------------------------------

Credit Card Securitization Activity.................  $ 351     $118     NM     $  489     $283       73
Venture Capital.....................................    171      173     (1)       435      266       64
Affiliate Earnings..................................     42      112    (63)        71      171      (58)
Net Asset Gains.....................................    198       64     NM        229      156       47
Other Items.........................................     29        8     NM         66       36       83
                                                    ----------------           ------------------
TOTAL...............................................  $ 791     $475     67     $1,290     $912       41
--------------------------------------------------------------------------------------------------------

(A)  Reclassified to conform to the latest quarter's presentation.
NM   Not meaningful, as percentage equals or exceeds 100%.
-------------------------------------------------------------------------------

The increase in revenue related to credit card securitization activity in the 1998 second quarter and six months reflected the acquisition of UCS, improved net interest margins, and higher average securitized volumes. The effect of credit card securitization activity is discussed in more detail on page 35.

Venture capital revenue of $171 million in the 1998 second quarter remained essentially unchanged from the year-ago quarter. Revenue in the 1998 six months reflected a $169 million improvement, benefiting from continued buoyant equity markets. Investments of venture capital subsidiaries are carried at fair value, and revenue volatility can occur in the future based on general market conditions, as well as events and trends affecting specific venture capital investments.

Affiliate earnings in the 1998 second quarter and six months declined $70 million and $100 million from the year-ago periods, primarily due to a 1997 second quarter investment dividend together with reduced earnings in Credicard, a 33%-owned Brazilian affiliate.

Net asset gains of $198 million and $229 million in the 1998 second quarter and six months increased $134 million and $73 million from the year-ago periods, reflecting a $132 million gain on the disposition of two real estate-related equity interests obtained in connection with loan restructurings. Net asset gains in the 1997 second quarter included a $23 million gain related to the disposition of an automated trading business, partially offset by an investment writedown of $29 million in Latin America. Revenue in the 1997 six months also included gains of $46 million related to the

                                                              CITICORP [LOGO](R)

refinancing agreement concluded with Peru, and $32 million from the sale of an investment from the acquisition finance portfolio by Global Relationship Banking, partially offset by an investment writedown of $20 million in Latin America.

-------------------------------------------------------------------------------
PROVISION AND CREDIT LOSS RESERVES
-------------------------------------------------------------------------------

The provision for credit losses of $564 million and $1.1 billion in the 1998 second quarter and six months increased $52 million and $136 million from the 1997 periods. The increase in the quarter reflected higher net write-offs in both Global Corporate Banking and Global Consumer, while the increase in the six months was attributable to Global Corporate Banking.

Details of net write-offs, additional provision, and the provision for credit losses are included in the following table:

-------------------------------------------------------------------------------
NET WRITE-OFFS, ADDITIONAL PROVISION, AND PROVISION FOR CREDIT LOSSES
-------------------------------------------------------------------------------

                                                       SECOND QUARTER      %        SIX MONTHS         %
                                                    -----------------         -------------------
(In Millions of Dollars)                                1998     1997   Change     1998     1997    Change
----------------------------------------------------------------------------------------------------------

NET WRITE-OFFS (RECOVERIES)
Global Consumer (A).................................   $1,089   $ 925       18   $ 1,976   $1,818        9
Global Corporate Banking............................       29      (1)      NM        85      (62)      NM
                                                    -----------------         -------------------
TOTAL ADJUSTED NET WRITE-OFFS.......................    1,118     924       21     2,061    1,756       17
Effect of Credit Card Securitization Activity.......     (579)   (437)      32    (1,040)    (871)      19
                                                    -----------------         -------------------
TOTAL...............................................   $  539   $ 487       11   $ 1,021   $  885       15
----------------------------------------------------------------------------------------------------------

ADDITIONAL PROVISION
Global Consumer.....................................   $   25   $  25        -   $    50   $   50        -
                                                    -----------------         -------------------
TOTAL...............................................   $   25   $  25        -   $    50   $   50        -
----------------------------------------------------------------------------------------------------------

PROVISION FOR CREDIT LOSSES
Global Consumer.....................................   $  535   $ 513        4   $   986   $  997       (1)
Global Corporate Banking............................       29      (1)      NM        85      (62)      NM
                                                    -----------------         -------------------
TOTAL...............................................   $  564   $ 512       10   $ 1,071   $  935       15
----------------------------------------------------------------------------------------------------------

(A) Adjusted for the effect of credit card securitization activity. See page 35 for discussion.
NM   Not meaningful, as percentage equals or exceeds 100%.
-------------------------------------------------------------------------------

Global Consumer net write-offs, adjusted for the effect of credit card securitization activity, in the 1998 second quarter and six months were $1.1 billion and $2.0 billion, up from $925 million and $1.8 billion in the 1997 periods, primarily reflecting the acquisition of UCS and higher losses in Asia Pacific and Latin America, partially offset by the effect of foreign currency translation and improvements in the U.S. mortgage portfolio. The Global Consumer provision for credit losses included an additional provision, in excess of net write-offs, of $25 million and $50 million in the 1998 and 1997 second quarters and six month periods. Net write-offs and the total provision may increase from the 1998 second quarter as a result of economic conditions, particularly in Asia Pacific and Latin America, the credit performance of the portfolios, including bankruptcies, seasonal factors, and other changes in portfolio levels. See "Consumer Portfolio Review" on page 11 for additional discussion of the consumer portfolio.

Global Corporate Banking net write-offs in the 1998 second quarter were $29 million, compared with net recoveries of $1 million in the 1997 second quarter. The increase in net write-offs is primarily attributable to higher gross write-offs in the Emerging Markets business, partially offset by higher recoveries in Global Relationship Banking. Global Corporate Banking net write-offs in the 1998 six months were $85 million, compared with net recoveries of $62 million in the 1997 six months (including a 1997 first quarter $50 million recovery related to the refinancing agreement concluded with

                                                              CITICORP [LOGO](R)
Peru). Excluding the 1997 first quarter refinancing recovery, the increase in net write-offs is primarily attributable to higher gross write-offs in the Emerging Markets business. There were no material credit losses related to derivative and foreign exchange contracts or standby letters of credit and guarantees in either six month period. Losses on commercial lending activities can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Credit costs and cash-basis loans may increase from the 1998 second quarter level due to conditions in Asia or other factors.

All identified losses are immediately written off, and the credit loss reserves described below are available to absorb all probable credit losses inherent in the portfolio. For analytical purposes only, Citicorp attributes its credit loss reserves as detailed in the following table:

-------------------------------------------------------------------------------
CREDIT LOSS RESERVES
-------------------------------------------------------------------------------

                                                                                        JUNE 30,   Dec. 31,   June 30,
  (In Millions of Dollars)                                                                1998         1997     1997
----------------------------------------------------------------------------------------------------------------------

AGGREGATE ALLOWANCE FOR CREDIT LOSSES
Global Consumer (A)...................................................................   $ 2,853     $2,487    $ 2,453
Global Corporate Banking..............................................................     3,429      3,429      3,429
                                                                                      --------------------------------
TOTAL AGGREGATE ALLOWANCE FOR CREDIT LOSSES (B).......................................     6,282      5,916      5,882
Reserves for Securitization Activities (C)............................................        61         85         91
TOTAL CREDIT LOSS RESERVES............................................................   $ 6,343     $6,001    $ 5,973
----------------------------------------------------------------------------------------------------------------------

ALLOWANCE AS A PERCENT OF TOTAL LOANS
Global Consumer.......................................................................      2.66%      2.30%      2.24%
Global Corporate Banking (D)..........................................................      3.92%      4.38%      4.80%
TOTAL.................................................................................      3.22%      3.16%      3.23%
----------------------------------------------------------------------------------------------------------------------

(A) The balance at June 30, 1998 includes $320 million of credit loss reserves related to the acquisition of UCS.
(B) Includes $6.2 billion attributable to loans and loan commitments as a deduction from Loans, $50 million attributable to standby letters of credit and guarantees included in Other Liabilities, and $50 million attributable to derivative and foreign exchange contracts reported as a deduction from Trading Account Assets at June 30, 1998.
(C)  Attributable to mortgage loans sold with recourse.
(D) Excludes allowance portion attributable to standby letters of credit and guarantees, and derivative and foreign exchange contracts.

--------------------------------------------------------------------------------

Credit loss reserves totaled $6.3 billion as of June 30, 1998, up from $6.0 billion as of December 31, 1997 and June 30, 1997, reflecting the addition of $320 million of credit loss reserves related to the acquisition of UCS.

Uncertainty related to the economic and credit environment, particularly in Asia Pacific and Latin America, as well as higher loan volumes, may result in further increases in the aggregate allowance for credit losses.


-------------------------------------------------------------------------------
OPERATING EXPENSE
-------------------------------------------------------------------------------

Operating expense of $3.9 billion and $7.3 billion in the 1998 second quarter and six months was up $710 million or 22% and $935 million or 15% from 1997.
The acquisition of UCS increased expense in the quarter and six months by $227 million. In addition, approximately $200 million of the change in the second quarter was due to increased spending on preparations for the Year 2000 and the European Economic and Monetary Union ("EMU"), as well as for advertising and marketing programs, electronic banking initiatives, and incentive compensation. Global Corporate Banking adjusted expense increased $226 million and $389 million in the 1998 second quarter and six months, or 19% and 16% from year ago periods, reflecting increases of 23% and 19% in Global Relationship Banking and 12% for both periods in Emerging Markets. Expense in Global Consumer, including UCS, increased $403 million and $478 million, or 21% and 12% for

                                                             CITICORP [LOGO] (R)

the 1998 second quarter and six months, reflecting increases of 28% and 16% in the developed markets and 3% and 4% in the emerging markets. Foreign currency translation reduced expense by approximately 4% in both the quarter and six months.

Employee expense of $1.8 billion in the 1998 quarter and $3.5 billion in the six months was up $218 million or 14% and $267 million or 8% from the 1997 periods. The increase primarily reflected salary increases, including incentive compensation, and higher staff levels related to business expansion in the emerging markets. In addition, expense in the 1998 quarter and six months included charges of $25 million and $50 million associated with performance-based stock options granted in January 1998. Staff levels of 99,000 at June 30, 1998 increased 7,500 (3,800 from UCS and 2,200 in the emerging markets) or 8% from a year-ago.

Net premises and equipment expense was $528 million in the quarter and $1.0 billion in the six months, up $49 million or 10% and $58 million or 6% from 1997. Other expense was $1.5 billion and $2.7 billion in the quarter and six months, up $443 million or 41% and $610 or 29% from 1997. Costs associated with the Year 2000, EMU, the inclusion of UCS, and investment spending and higher business volumes in the emerging markets all contributed to the increase.

As further described in the 1997 Annual Report and Form 10-K, Citicorp recognizes that the arrival of the Year 2000 poses a unique worldwide challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000. Citicorp has assessed and is repairing its computer applications and business processes to provide for their continued functionality. In addition, an assessment of the readiness of third parties with which it interfaces is ongoing.

For Citicorp's computer applications, a process of inventory, scoping and analysis, modification, testing and certification, and implementation is under way, funded from a combination of a reprioritization of technology development initiatives and incremental costs. Citicorp does not anticipate that the related overall costs will be material to any single year or quarter. In total, its costs for the remediation and testing of Citicorp's computer applications will amount to approximately $650 million, an increase of $50 million from previous estimates, over the three-year period from 1997 through 1999, of which approximately $320 million has been incurred to date, including $90 million in the 1998 second quarter.

Significant third parties with which Citicorp interfaces with regard to the Year 2000 problem include, among others, customers and business partners (counterparties, supply chains, technology vendors and service providers, the global financial market infrastructure (payment and clearing systems), and the utility infrastructure (power, transportation, telecommunications) on which all corporations rely. Unreadiness by these third parties would expose Citicorp to the potential for loss, impairment of business processes and activities, and disruption of financial markets. Citicorp is assessing these risks through bilateral and multiparty efforts and participation in industry, country, and global initiatives, and it is creating contingency plans intended to address perceived risks. Citicorp cannot predict what effect the failure of such a third party to address, in a timely manner, the Year 2000 problem would have on Citicorp.

-------------------------------------------------------------------------------
RESTRUCTURING EXPENSE
-------------------------------------------------------------------------------

During the 1997 third quarter, Citicorp recorded an $889 million charge related to cost-management programs and customer service initiatives to improve operational efficiency and productivity. These programs include global operations and technology consolidation and standardization, the reconfiguration of front-end distribution processes, and the outsourcing of various technological functions. The implementation of these restructuring programs, which are expected to be substantially completed by the end of 1998, is designed to ensure a positive effect on the quality of customer service. Overall, these programs are estimated to achieve pay-back towards the end of 1999. Expense savings generated by these programs are being reinvested in new products, marketing programs, and additional cost and quality initiatives to further increase revenue and reduce costs.

                                                              CITICORP [LOGO](R)

The charge included $496 million for severance benefits associated with approximately 9,000 positions. It is estimated that about 1,500 new positions will be added as part of this program, resulting in a net program reduction of about 7,500 jobs. The charge also included approximately $245 million related to writedowns of equipment and premises and $148 million related to lease termination and other exit costs. Additional program costs that do not qualify for recognition in the charge will be expensed as incurred in the implementation of these programs, but are not expected to be material.

Of the $889 million restructuring charge, approximately $466 million remained in the reserve as of June 30, 1998, with the difference reflecting the $245 million of equipment and premises write-downs recorded in 1997, as well as $164 million of primarily severance and related costs (of which $132 million has been paid in cash and $32 million is legally obligated), together with translation effects. Through June 30, 1998, 1,781 staff positions have been reduced under this program, 609 in the 1998 second quarter.

Additional information about the 1997 restructuring charge, including the businesses and regions affected, may be found in the 1997 Annual Report and Form 10-K.

------------------------------------------------------------------------------
INCOME TAXES
------------------------------------------------------------------------------

Income taxes were $658 million and $1.3 billion in the 1998 second quarter and six months. The effective tax rate was 37.5% in both periods, compared with 37% and 37.5% in the 1997 periods. The 1997 full-year effective tax rate was 37%.

-------------------------------------------------------------------------------
EFFECT OF CREDIT CARD SECURITIZATION ACTIVITY
-------------------------------------------------------------------------------

During the six months of 1998, $11.1 billion of U.S. credit card receivables were securitized, which included $3.5 billion securitized from the UCS portfolio. As of June 30, 1998, the total amount of securitized receivables, net of amortization, was $41.3 billion (including $11.0 billion related to UCS) compared with $27.6 billion as of March 31, 1998 and $24.2 billion as of June 30, 1997.

The securitization of credit card receivables, which is described in the 1997 Annual Report and Form 10-K, does not affect the earnings reported in a period. However, securitization affects the manner in which revenue and the provision for credit losses are classified in the income statement. For securitized receivables, amounts that would otherwise be reported as net interest revenue, as fee and commission revenue, and as net credit losses on loans are instead reported as fee and commission revenue (for servicing fees) and as other revenue (for the remaining cash flows to which Citicorp is entitled, net of credit losses). Because credit losses are a component of these cash flows, Citicorp's revenues over the terms of these transactions may vary depending upon credit performance of the securitized receivables. However, Citicorp's exposure to credit losses on the securitized receivables is contractually limited to these cash flows. The table on page 36 shows the net effect of credit card securitization activity as an increase or (decrease) to the amounts reported in the Consolidated Statement of Income and Average Balance Sheet, and under the captions of Return on Assets, Net Interest Margin, and Consumer Net Credit Loss Ratio. The initial and ongoing effects of adopting Statement of Financial Accounting Standards No. 125 in 1997 did not result in a change in the income recognition policies for credit card securitization activity due to immateriality.

                                                             CITICORP [LOGO] (R)

--------------------------------------------------------------------------------
EFFECT OF CREDIT CARD SECURITIZATION ACTIVITY
--------------------------------------------------------------------------------

                                                                           SECOND QUARTER         SIX MONTHS
                                                                        ----------------------------------------
(In Millions of Dollars)                                                    1998     1997      1998       1997
----------------------------------------------------------------------------------------------------------------

Net Interest Revenue....................................................    ($908)   ($578)   ($1,548)   ($1,208)
Fee and Commission Revenue..............................................      (22)      23         19         54
Other Revenue...........................................................      351      118        489        283
Provision for Credit Losses.............................................     (579)    (437)    (1,040)      (871)
NET INCOME IMPACT OF SECURITIZATION.....................................  $    -    $    -   $      -   $      -
----------------------------------------------------------------------------------------------------------------

Average Assets (In Billions)............................................     ($37)    ($25)      ($32)      ($25)
Return on Assets........................................................      .14%     .11%       .12%       .11%
Net Interest Margin.....................................................    (.65)%   (.43)%     (.57)%     (.47)%
Consumer Net Credit Loss Ratio..........................................   (1.06)%   (.91)%    (1.04)%     (.93)%
----------------------------------------------------------------------------------------------------------------


The effect of credit card securitization activity on net interest revenue, fee and commission revenue, other revenue, and the provision for credit losses in the 1998 second quarter and six months included ($174) million, ($9) million, $96 million, and ($87) million, respectively, related to UCS. Additionally, the UCS acquisition increased the effect of credit card securitization activity on the net interest margin by 8 basis points and 5 basis points in the 1998 second quarter and six months, respectively. The remaining impact of credit card securitization is due to the increased level of securitization.

-------------------------------------------------------------------------------
FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
-------------------------------------------------------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which becomes effective on January 1, 2000 for calendar year companies such as Citicorp. This new standard will significantly change the accounting treatment of end-user derivative and foreign exchange contracts by Citicorp and its customers. Depending on the underlying risk management strategy, these accounting changes could affect reported earnings, assets, liabilities, and stockholders' equity. As a result, Citicorp and the customers to which it provides derivatives and foreign exchange products may have to reconsider their risk management strategies, since the new standard would not reflect the results of many of those strategies in the same manner as current accounting practice. Citicorp is in the process of evaluating the potential impact of the new standard.

                                                              CITICORP [LOGO](R)
-------------------------------------------------------------------------------
CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF INCOME
                                                                               CITICORP AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------
                                                                          SECOND QUARTER      SIX MONTHS
                                                             ----------------------------------------------

(In Millions of Dollars, Except Per Share Amounts)                         1998    1997    1998     1997
----------------------------------------------------------------------------------------------------------
INTEREST REVENUE
Loans, including Fees...................................................  $5,096  $4,717  $ 9,939  $ 9,271
Deposits with Banks.....................................................     267     245      549      469
Federal Funds Sold and Securities Purchased Under Resale Agreements.....     187     203      429      415
Securities
  U.S. Treasury and Federal Agencies....................................      85     107      147      177
  State and Municipal...................................................      35      35       68       67
  Other, including dividends (Principally in offices outside the U.S.)..     526     455    1,003      872
Trading Account Assets..................................................     325     272      580      515
Loans Held For Sale.....................................................     137     107      246      212
                                                                        ----------------------------------
                                                                           6,658   6,141   12,961   11,998
                                                                        ----------------------------------

INTEREST EXPENSE
Deposits................................................................   2,783   2,421    5,405    4,650
Trading Account Liabilities.............................................      85      76      177      149
Purchased Funds and Other Borrowings....................................     474     427      903      865
Long-Term Debt..........................................................     321     354      642      667
                                                                        ----------------------------------
                                                                           3,663   3,278    7,127    6,331
                                                                        ----------------------------------

NET INTEREST REVENUE....................................................   2,995   2,863    5,834    5,667
                                                                        ----------------------------------

PROVISION FOR CREDIT LOSSES.............................................     564     512    1,071      935
                                                                        ----------------------------------

NET INTEREST REVENUE AFTER PROVISION FOR CREDIT LOSSES..................   2,431   2,351    4,763    4,732
                                                                        ----------------------------------

FEES, COMMISSIONS, AND OTHER REVENUE
Fees and Commissions....................................................   1,553   1,441    2,994    2,793
Foreign Exchange........................................................     465     311      814      608
Trading Account.........................................................      98      97      334      295
Securities Transactions.................................................     300     124      541      232
Other Revenue...........................................................     791     475    1,290      912
                                                                        ----------------------------------
                                                                           3,207   2,448    5,973    4,840
                                                                        ----------------------------------

OPERATING EXPENSE
Salaries................................................................   1,471   1,286    2,826    2,550
Employee Benefits.......................................................     354     321      713      722
                                                                        ----------------------------------
  Total Employee Expense................................................   1,825   1,607    3,539    3,272
Net Premises and Equipment Expense......................................     528     479    1,027      969
Other Expense...........................................................   1,530   1,087    2,711    2,101
                                                                        ----------------------------------
                                                                           3,883   3,173    7,277    6,342
                                                                        ----------------------------------

INCOME BEFORE TAXES.....................................................   1,755   1,626    3,459    3,230
Income Taxes............................................................     658     602    1,297    1,211
                                                                        ----------------------------------
NET INCOME..............................................................  $1,097  $1,024  $ 2,162  $ 2,019
----------------------------------------------------------------------------------------------------------

INCOME APPLICABLE TO COMMON STOCK.......................................  $1,070  $  990  $ 2,103  $ 1,947
                                                                        ----------------------------------

EARNINGS PER SHARE
  BASIC.................................................................   $2.37   $2.16    $4.65    $4.23
  DILUTED...............................................................   $2.30   $2.10    $4.53    $4.11
----------------------------------------------------------------------------------------------------------

                                                              CITICORP [LOGO](R)

---------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET                                                                  CITICORP AND SUBSIDIARIES
----------------------------------------------------------------------------------------------------------------------

                                                                                                    JUNE 30,     DEC. 31,
(In Millions of Dollars)                                                                             1997          1998
-------------------------------------------------------------------------------------------------------------------------

ASSETS
Cash and Due from Banks.............................................................................  $  9,463   $  8,585
Deposits at Interest with Banks.....................................................................    14,013     13,049
Securities, at Fair Value
  Available for Sale................................................................................    34,160     30,762
  Venture Capital...................................................................................     3,117      2,599
Trading Account Assets..............................................................................    37,121     40,356
Loans Held for Sale.................................................................................     4,737      3,515
Federal Funds Sold and Securities Purchased Under Resale Agreements.................................    12,375     10,233
Loans, Net
  Consumer..........................................................................................   107,410    108,066
  Commercial........................................................................................    84,856     75,947
                                                                                                    ---------------------
Loans, Net of Unearned Income.......................................................................   192,266    184,013
  Allowance for Credit Losses.......................................................................    (6,182)    (5,816)
                                                                                                    ---------------------
Total Loans, Net....................................................................................   186,084    178,197
Customers' Acceptance Liability.....................................................................     1,643      1,726
Premises and Equipment, Net.........................................................................     4,675      4,474
Interest and Fees Receivable........................................................................     3,275      3,288
Other Assets........................................................................................    20,088     14,113
                                                                                                    ---------------------
TOTAL...............................................................................................  $330,751   $310,897
-------------------------------------------------------------------------------------------------------------------------

LIABILITIES
Non-Interest-Bearing Deposits in U.S. Offices.......................................................  $ 17,940   $ 16,901
Interest-Bearing Deposits in U.S. Offices...........................................................    40,920     40,361
Non-Interest-Bearing Deposits in Offices Outside the U.S............................................    10,394      9,627
Interest-Bearing Deposits in Offices Outside the U.S................................................   146,728    132,232
                                                                                                    ---------------------
  Total Deposits....................................................................................   215,982    199,121
Trading Account Liabilities.........................................................................    29,121     30,986
Purchased Funds and Other Borrowings................................................................    21,802     21,231
Acceptances Outstanding.............................................................................     1,774      1,826
Accrued Taxes and Other Expense.....................................................................     6,757      6,464
Other Liabilities...................................................................................    13,641     10,288
Long-Term Debt......................................................................................    19,957     19,785

STOCKHOLDERS' EQUITY
Preferred Stock (Without par value).................................................................     1,275      1,903
Common Stock ($1.00 par value)......................................................................       506        506
  Issued Shares: 506,298,235 in each period
Surplus.............................................................................................     6,512      6,501
Retained Earnings...................................................................................    18,371     16,789
Accumulated Other Changes in Equity from Nonowner Sources (A).......................................      (370)       (91)
Common Stock in Treasury, at Cost...................................................................    (4,577)    (4,412)
  Shares: 54,366,159 and 52,355,947, respectively
Total Stockholders' Equity..........................................................................    21,717     21,196
                                                                                                    ---------------------
TOTAL...............................................................................................  $330,751   $310,897
-------------------------------------------------------------------------------------------------------------------------

(A) Amounts at June 30, 1998 and December 31, 1997 include the after-tax amounts for net unrealized gains on securities available for sale of $308 million and $535 million, respectively, and foreign currency translation of ($678) million and ($626) million, respectively. See note (A) on page 39 for additional information.

--------------------------------------------------------------------------------

                                                              CITICORP [LOGO](R)

--------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY                         CITICORP AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------------
                                                                                                 SIX MONTHS
                                                                                      ------------------------
(In Millions of Dollars)                                                                       1998     1997
--------------------------------------------------------------------------------------------------------------


Balance at Beginning of Period..............................................................  $21,196   $20,722

Net Income..................................................................................    2,162     2,019
Change in Net Unrealized Gains on Securities Available for Sale.............................     (227)      276
Change in Foreign Currency Translation......................................................      (52)      (61)
                                                                                            -------------------
  Total Changes in Equity from Nonowner Sources (A).........................................    1,883     2,234
Redemption of Perpetual Preferred Stock
  Second Series.............................................................................     (220)        -
  Third Series..............................................................................      (83)        -
  Series 14.................................................................................        -      (175)
  Series 16.................................................................................     (325)
Cash Dividends Declared
  Common....................................................................................     (522)     (484)
  Preferred.................................................................................      (58)      (72)
Repurchase of Common Shares (B).............................................................     (483)   (1,228)
Employee Benefit Plans and Other Activity (C)...............................................      329       412
Balance at End of Period....................................................................  $21,717   $21,409
---------------------------------------------------------------------------------------------------------------

(A) During the 1998 first quarter, Citicorp adopted Statement of Financial Accounting Standards No. 130, which addresses the manner in which total changes in equity from nonowner sources are presented in the financial statements, including unrealized gains and losses on securities available for sale and foreign currency translation. The adoption had no effect on reported earnings, assets, or capital.
(B) During the 1998 second quarter, no shares were repurchased as the stock repurchase program had been suspended in connection with the announced agreement to merge with Travelers Group.
(C) Primarily issuance of common stock (including treasury shares) under employee benefit plans and related amortization and tax benefits.
-------------------------------------------------------------------------------

                                                              CITICORP [LOGO](R)

--------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS                                                       CITICORP AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------------------
                                                                                                     SIX MONTHS
                                                                                             -----------------------
(In Millions of Dollars)                                                                             1998     1997
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME...................................................................................  $   2,162   $   2,019
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Provision for Credit Losses..................................................................      1,071         935
Depreciation and Amortization of Premises and Equipment......................................        384         377
Amortization of Goodwill and Acquisition Premium Costs.......................................         85          24
Provision for Deferred Taxes.................................................................       (175)        (19)
Venture Capital Activity.....................................................................       (518)        (29)
Net Gain on Sale of Securities...............................................................       (541)       (232)
Changes in Accruals and Other, Net...........................................................       (550)        842
Net Increase in Loans Held for Sale..........................................................     (1,222)     (2,499)
Net Decrease (Increase) in Trading Account Assets............................................      3,235      (1,690)
Net (Decrease) Increase in Trading Account Liabilities.......................................     (1,865)      1,457
                                                                                             -----------------------
TOTAL ADJUSTMENTS............................................................................        (96)       (834)
                                                                                             -----------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES....................................................      2,066       1,185
                                                                                             -----------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net Increase in Deposits at Interest with Banks..............................................       (964)     (1,154)
Securities  --  Available for Sale
  Purchases..................................................................................    (30,152)    (27,914)
  Proceeds from Sales........................................................................     10,702      10,646
  Maturities.................................................................................     16,025       9,209
Net Increase in Federal Funds Sold and Securities Purchased Under Resale Agreements..........     (2,142)     (2,518)
Net Increase in Loans........................................................................    (90,183)    (58,822)
Proceeds from Sales of Loans.................................................................     87,841      51,663
Business Acquisitions........................................................................     (3,655)          -
Capital Expenditures on Premises and Equipment...............................................       (658)       (596)
Proceeds from Sales of Premises and Equipment, Subsidiaries and Affiliates, and OREO.........        321         660
                                                                                             -----------------------
NET CASH USED IN INVESTING ACTIVITIES........................................................    (12,865)    (18,826)
                                                                                             -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits.....................................................................     16,861      13,735
Net Increase in Federal Funds Purchased and Securities Sold Under Repurchase Agreements......        231       3,548
Commercial Paper and Funds Borrowed with Original Maturities of Less Than One Year
  Proceeds from Issuance.....................................................................    312,539     386,497
  Repayment..................................................................................   (316,627)   (384,017)
Proceeds from Issuance of Long-Term Debt.....................................................      1,991       3,264
Repayment of Long-Term Debt..................................................................     (1,653)     (2,816)
Redemption of Preferred Stock................................................................       (628)       (175)
Proceeds from Issuance of Common Stock.......................................................        192         251
Treasury Stock Repurchases...................................................................       (483)     (1,228)
Dividends Paid...............................................................................       (584)       (556)
                                                                                             -----------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES....................................................     11,839      18,503
                                                                                             -----------------------
Effect of Exchange Rate Changes on Cash and Due from Banks...................................       (162)       (129)
                                                                                             -----------------------
NET INCREASE IN CASH AND DUE FROM BANKS......................................................        878         733
Cash and Due from Banks at Beginning of Period...............................................      8,585       6,905
                                                                                             -----------------------
CASH AND DUE FROM BANKS AT END OF PERIOD.....................................................  $   9,463   $   7,638
--------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE
CASH PAID DURING THE PERIOD FOR:
Interest.....................................................................................  $   6,347   $   5,542
Income Taxes.................................................................................      1,051       1,123
NON-CASH INVESTING ACTIVITIES
Transfer from Loans to OREO..................................................................        121         185
--------------------------------------------------------------------------------------------------------------------

                                                             CITICORP [LOGO] (R)


------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET                                                  CITIBANK, N.A. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------

                                                                                               JUNE 30,  DEC. 31,
(In Millions of Dollars)                                                                       1997       1998
-----------------------------------------------------------------------------------------------------------------

ASSETS
Cash and Due from Banks.....................................................................  $  8,478   $  7,788
Deposits at Interest with Banks.............................................................    14,914     14,245
Securities, at Fair Value:
  Available for Sale........................................................................    30,156     26,749
  Venture Capital...........................................................................     2,632      2,202
Trading Account Assets......................................................................    34,699     36,106
Federal Funds Sold and Securities Purchased Under Resale Agreements.........................    10,783      9,776
Loans, Net of Unearned Income...............................................................   166,599    153,670
  Allowance for Credit Losses...............................................................    (4,597)    (4,264)
                                                                                            ---------------------
Loans, Net..................................................................................   162,002    149,406
Customers' Acceptance Liability.............................................................     1,644      1,726
Premises and Equipment, Net.................................................................     3,450      3,338
Interest and Fees Receivable................................................................     2,472      2,441
Other Assets................................................................................    14,113      8,723


TOTAL.......................................................................................  $285,343   $262,500
-----------------------------------------------------------------------------------------------------------------

LIABILITIES
Non-Interest-Bearing Deposits in U.S. Offices...............................................  $ 14,798   $ 13,538
Interest-Bearing Deposits in U.S. Offices...................................................    25,473     24,932
Non-Interest-Bearing Deposits in Offices Outside the U.S....................................    10,219      9,394
Interest-Bearing Deposits in Offices Outside the U.S........................................   145,271    130,705
                                                                                            ---------------------
  Total Deposits............................................................................   195,761    178,569
Trading Account Liabilities.................................................................    27,960     27,811
Purchased Funds and Other Borrowings........................................................    18,447     16,334
Acceptances Outstanding.....................................................................     1,774      1,826
Accrued Taxes and Other Expense.............................................................     4,567      4,003
Other Liabilities...........................................................................     9,032      6,862
Long-Term Debt and Subordinated Notes.......................................................     9,614      9,927

STOCKHOLDER'S EQUITY
Capital Stock ($20.00 par value)............................................................       751        751
  Outstanding Shares: 37,534,553 in each period
Surplus.....................................................................................     7,674      7,453
Retained Earnings...........................................................................    10,348      9,318
Accumulated Other Changes in Equity from Nonowner Sources (A)...............................      (585)      (354)

Total Stockholder's Equity..................................................................    18,188     17,168


TOTAL.......................................................................................  $285,343   $262,500
-----------------------------------------------------------------------------------------------------------------

(A) Amounts at June 30, 1998 and December 31, 1997 include the after-tax amounts for net unrealized gains on securities available for sale of $165 million and $345 million, respectively, and foreign currency translation of ($750) million and ($699) million, respectively. See note (A) on page 39 for additional information.
--------------------------------------------------------------------------------

                                                              CITICORP [LOGO](R)
--------------------------------------------------------------------------------
OTHER FINANCIAL INFORMATION
--------------------------------------------------------------------------------
SECURITIES
--------------------------------------------------------------------------------

                                                              JUNE 30, 1998                  December 31, 1997 (A)
                                                       ------------------------            ------------------------
                                                            GROSS       GROSS
                                               AMORTIZED  UNREALIZED  UNREALIZED    FAIR     Amortized      Fair
(In Millions of Dollars)                         COST       GAINS       LOSSES    VALUE (B)     Cost     Value (B)
------------------------------------------------------------------------------------------------------------------

SECURITIES  --  AVAILABLE FOR SALE (C)
U.S. Treasury and Federal Agency.............    $ 6,626      $   70        $  1   $ 6,695      $ 4,031    $ 4,087
State and Municipal..........................      2,921         206         151     2,976        2,616      2,707
Foreign Government...........................     17,861         499         309    18,051       18,106     18,670
U.S. Corporate...............................      1,919         199         122     1,996        1,809      1,865
Other Debt Securities........................      1,882          18          23     1,877        1,198      1,129
Equity Securities (D)........................      2,430         230          95     2,565        2,131      2,304

                                                 $33,639      $1,222        $701   $34,160      $29,891    $30,762
VENTURE CAPITAL (E)..........................          -           -           -   $ 3,117            -    $ 2,599
------------------------------------------------------------------------------------------------------------------

Securities Available for Sale Include:
  Mortgage-Backed Securities.................    $ 1,659      $   16        $  1   $ 1,674      $ 1,091    $ 1,101
  Government of Brazil Brady Bonds...........        701         301           -     1,002        1,436      2,048
  Government of Venezuela Brady Bonds........        507           -          80       427          535        480
------------------------------------------------------------------------------------------------------------------

(A) At December 31, 1997, gross unrealized gains and losses on securities available for sale totaled $1,492 million and $621 million, respectively.
(B) The fair value of securities may fluctuate over time based on general market conditions as well as events and trends affecting specific securities.
(C) Securities available for sale held by equity method affiliates are not included in the table. Citicorp's share of gross unrealized gains and losses related to those securities at June 30, 1998 was $16 million and $2 million, respectively, and is included in the net unrealized gains - securities available for sale component of stockholders' equity, net of applicable taxes. At December 31, 1997, Citicorp's share of gross unrealized gains and losses related to securities available for sale held by equity method affiliates was $19 million and $8 million, respectively.
(D) Equity securities available for sale include certain nonmarketable equity securities which are carried at cost. At June 30, 1998, the carrying amount of those securities was $1,234 million (reported in both the amortized cost and fair value columns) and the fair value was $1,248 million.
(E) For the six months ended June 30, 1998, net gains on investments held by venture capital subsidiaries totaled $435 million, of which $518 million and $148 million represented gross unrealized gains and losses, respectively. For the six months ended June 30, 1997, net gains on investments held by venture capital subsidiaries totaled $266 million, of which $138 million and $46 million represented gross unrealized gains and losses, respectively.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
TRADING ACCOUNT ASSETS AND LIABILITIES
-------------------------------------------------------------------------------

                                                                                                      JUN. 30,  Dec. 31,
(In Millions of Dollars)                                                                                1998      1997
------------------------------------------------------------------------------------------------------------------------

TRADING ACCOUNT ASSETS
Trading Account Securities..........................................................................   $15,237   $15,891
Derivative and Foreign Exchange Contracts (A) (B)...................................................    21,884    24,465
TOTAL...............................................................................................   $37,121   $40,356
------------------------------------------------------------------------------------------------------------------------

Trading Account Liabilities
Securities Sold, Not Yet Purchased..................................................................   $ 5,506   $ 5,769
Derivative and Foreign Exchange Contracts (A) (B)...................................................    23,615    25,217
                                                                                                    --------------------
TOTAL...............................................................................................   $29,121   $30,986
------------------------------------------------------------------------------------------------------------------------

(A) Net of master netting agreements. In addition, the asset balances at June 30, 1998 and December 31, 1997 are reduced by $50 million of credit loss reserves. See page 33 for additional explanation.
(B) Deferred revenue on derivative and foreign exchange contracts, which is reported in Other Liabilities and attributable to ongoing costs such as servicing and credit considerations, totaled $432 million and $391 million at June 30, 1998 and December 31, 1997, respectively.
--------------------------------------------------------------------------------

                                                              CITICORP [LOGO](R)

-------------------------------------------------------------------------------
TRADING AND END-USER DERIVATIVE AND FOREIGN EXCHANGE CONTRACTS
-------------------------------------------------------------------------------

The table below presents the aggregate notional principal amounts of Citicorp's outstanding derivative and foreign exchange contracts at June 30, 1998 and December 31, 1997, along with the related balance sheet credit exposure. Additional information concerning Citicorp's derivative and foreign exchange products and activities, including a description of accounting policies, and credit and market risk management process is provided in the 1997 Annual Report and Form 10-K.

                                                                               NOTIONAL          BALANCE SHEET
                                                                          PRINCIPAL AMOUNTS   CREDIT EXPOSURE (A)
-----------------------------------------------------------------------------------------------------------------
                                                                          JUN. 30,  Dec. 31,  JUN. 30,   Dec. 31,
(In Billions of Dollars)                                                    1998      1997      1998       1997
-----------------------------------------------------------------------------------------------------------------

Interest Rate Products..................................................  $1,456.2  $1,298.3    $ 11.9     $ 10.8
Foreign Exchange Products...............................................   1,949.2   1,724.3      28.9       35.8
Equity Products.........................................................      60.1      61.6       3.5        2.0
Commodity Products......................................................      17.6      14.7       0.7        0.8
Credit Derivative Products..............................................      15.0       6.9       0.2          -
                                                                                            ---------------------
                                                                                                  45.2       49.4
Effects of Master Netting Agreements (B)................................                         (21.3)     (24.1)
Effects of Securitization (C)...........................................                          (2.0)      (0.8)
                                                                                            ---------------------
                                                                                                $ 21.9     $ 24.5
-----------------------------------------------------------------------------------------------------------------

(A) Amounts do not reflect credit loss reserves attributable to derivative and foreign exchange contracts.
(B) Master netting agreements mitigate credit risk by permitting the offset of amounts due from and to individual counterparties in the event of counterparty default.
(C) Citibank has securitized and sold net receivables and the associated credit risk related to certain derivative and foreign exchange contracts via Citibank Capital Markets Assets Trust.
-------------------------------------------------------------------------------

The tables below and on page 44 provide data on the notional principal amounts and maturities of end-user (non-trading) derivatives, along with additional data on end-user interest rate swaps and net purchased option positions at the end of the second quarter of 1998.


END-USER INTEREST RATE AND FOREIGN EXCHANGE CONTRACTS
------------------------------------------------------------------------------------------------------------------------
Notional Principal Amounts (A)                                         Percentage of June 30, 1998 Amount Maturing
------------------------------------------------------------------------------------------------------------------------
                                            JUN. 30,  Dec. 31,  Within     1 to      2 to      3 to      4 to     After
(In Billions of Dollars)                      1998      1997    1 Year   2 Years   3 Years   4 Years   5 Years   5 Years
------------------------------------------------------------------------------------------------------------------------

INTEREST RATE PRODUCTS
Futures Contracts.........................    $ 38.6    $ 29.3      62%       32%        6%        -%        -%        -%
Forward Contracts.........................       6.3       6.9      98         -         -         -         1         1
Swap Agreements...........................     103.1     106.0      37        17        11         8         8        19
Option Contracts..........................      13.6      20.1      59        22         1         4         -        14

FOREIGN EXCHANGE PRODUCTS
Futures and Forward Contracts.............      56.6      62.4      94         4         -         1         1         -
Cross-Currency Swaps......................       4.4       3.4       5        14        11        21        34        15
------------------------------------------------------------------------------------------------------------------------

(A)  Includes third-party and intercompany contracts.
--------------------------------------------------------------------------------

                                                             CITICORP [LOGO] (R)

-------------------------------------------------------------------------------
END-USER INTEREST RATE SWAPS AND NET PURCHASED OPTIONS AS OF JUNE 30, 1998
-------------------------------------------------------------------------------

                                                      REMAINING CONTRACTS OUTSTANDING AT JUNE 30,  --  NOTIONAL PRINCIPAL AMOUNTS
                                                    -------------------------------------------------------------------------------
(In Billions of Dollars)                                  1998          1999          2000          2001          2002         2003
-----------------------------------------------------------------------------------------------------------------------------------

RECEIVE FIXED SWAPS.................................     $70.3         $52.7         $40.6         $30.3         $23.1        $16.0
Weighted-Average Fixed Rate.........................       6.5%          6.6%          6.5%          6.6%          6.6%         6.9%
PAY FIXED SWAPS.....................................      15.1           8.8           6.5           5.5           4.6          3.8
Weighted-Average Fixed Rate.........................       6.4%          6.5%          6.5%          6.6%          6.8%         7.0%
BASIS SWAPS.........................................      17.7           3.9           0.3           0.2           0.2          0.2
PURCHASED CAPS (INCLUDING COLLARS)..................       6.6           2.7             -             -             -            -
Weighted-Average Cap Rate Purchased.................       6.4%          6.7%            -             -             -            -
PURCHASED FLOORS....................................       1.5           0.1           0.1           0.1           0.1          0.1
Weighted-Average Floor Rate Purchased...............       5.5%          5.8%          5.8%          5.8%          5.8%         5.8%
WRITTEN FLOORS RELATED TO PURCHASED CAPS (COLLARS)..       1.6           0.3             -             -             -            -
Weighted-Average Floor Rate Written.................       5.6%          5.3%            -             -             -            -
WRITTEN CAPS RELATED TO OTHER PURCHASED CAPS (A)....       3.9           2.5           2.5           2.3           1.8          1.8
Weighted-Average Cap Rate Written...................       8.3%          9.8%          9.8%          9.8%         10.6%        10.6%


Three-Month Forward LIBOR Rates (B).................       5.7%          5.7%          5.8%          5.9%          5.9%         6.0%
-----------------------------------------------------------------------------------------------------------------------------------

(A) Includes written options related to purchased options embedded in other financial instruments.
(B) Represents the implied forward yield curve for three-month LIBOR as of June 30, 1998, provided for reference.
--------------------------------------------------------------------------------

                                                              CITICORP [LOGO](R)

-------------------------------------------------------------------------------
CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS (A)
-------------------------------------------------------------------------------

                                                                                        JUNE 30,  Dec. 31,  June 30,
(In Millions of Dollars)                                                                  1998      1997      1997
--------------------------------------------------------------------------------------------------------------------
COMMERCIAL CASH-BASIS LOANS
Collateral Dependent (at Lower of Cost or Collateral Value) (B).......................    $  193    $  258    $  274
Other (C).............................................................................     1,100       806       643
                                                                                      ------------------------------
TOTAL.................................................................................    $1,293    $1,064    $  917
--------------------------------------------------------------------------------------------------------------------

COMMERCIAL CASH-BASIS LOANS
In U.S. Offices.......................................................................    $  216    $  296    $  302
In Offices Outside the U.S. (C).......................................................     1,077       768       615
                                                                                      ------------------------------
TOTAL.................................................................................    $1,293    $1,064    $  917
--------------------------------------------------------------------------------------------------------------------

COMMERCIAL RENEGOTIATED LOANS
In U.S. Offices.......................................................................  $    -      $   20    $  243
In Offices Outside the U.S............................................................        45        39        52
                                                                                      ------------------------------
TOTAL.................................................................................    $   45    $   59    $  295
--------------------------------------------------------------------------------------------------------------------

CONSUMER LOANS ON WHICH ACCRUAL OF INTEREST HAD BEEN SUSPENDED
In U.S. Offices.......................................................................    $  688    $  856    $  978
In Offices Outside the U.S............................................................     1,176       993     1,058
                                                                                      ------------------------------
TOTAL.................................................................................    $1,864    $1,849    $2,036
--------------------------------------------------------------------------------------------------------------------

ACCRUING LOANS 90 OR MORE DAYS DELINQUENT (D)
In U.S. Offices.......................................................................    $  538    $  606    $  555
In Offices Outside the U.S............................................................       470       467       427
                                                                                      ------------------------------
TOTAL.................................................................................    $1,008    $1,073    $  982
--------------------------------------------------------------------------------------------------------------------

(A) For a discussion of risks in the consumer loan portfolio and of commercial cash-basis loans, see pages 11 and 15, respectively.
(B) A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.
(C) Includes foreign currency derivative contracts with a balance sheet credit exposure of $44 million and $59 million at June 30, 1998 and December 31, 1997, respectively, for which the recognition of revaluation gains has been suspended.
(D) Includes Consumer loans of $983 million, $1.0 billion, and $937 million at June 30, 1998, December 31, 1997, and June 30, 1997, of which $247 million, $240 million, and $215 million, respectively, are government-guaranteed student loans.
-------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
OTHER REAL ESTATE OWNED (OREO) AND ASSETS PENDING DISPOSITION (A)
--------------------------------------------------------------------------------------------------------------------
                                                                                        JUNE 30,  Dec. 31,  June 30,
(In Millions of Dollars)                                                                  1998      1997      1997
--------------------------------------------------------------------------------------------------------------------

Consumer OREO.........................................................................     $ 182     $ 263     $ 362
Commercial OREO.......................................................................       348       461       482
                                                                                      ------------------------------
TOTAL.................................................................................     $ 530     $ 724     $ 844
--------------------------------------------------------------------------------------------------------------------

ASSETS PENDING DISPOSITION (B)........................................................     $ 104     $  96     $  72
--------------------------------------------------------------------------------------------------------------------

(A)  Carried at lower of cost or collateral value.
(B) Represents consumer residential mortgage loans that have a high probability of foreclosure.
-------------------------------------------------------------------------------

                                                              CITICORP [LOGO](R)
-------------------------------------------------------------------------------
DETAILS OF CREDIT LOSS EXPERIENCE
-------------------------------------------------------------------------------

                                                             2ND QTR.   1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.
(In Millions of Dollars)                                       1998       1998       1997       1997       1997
-----------------------------------------------------------------------------------------------------------------

AGGREGATE ALLOWANCE FOR
  CREDIT LOSSES AT BEGINNING OF PERIOD.....................    $5,928     $5,916     $5,899     $5,882     $5,866
                                                           ------------------------------------------------------

Provision for Credit Losses................................       564        507        486        486        512
                                                           ------------------------------------------------------

GROSS CREDIT LOSSES
CONSUMER
In U.S. Offices............................................       379        322        345        367        381
In Offices Outside the U.S.................................       246        207        209        219        221
COMMERCIAL
In U.S. Offices............................................         3          9         11         11          9
In Offices Outside the U.S.................................        81         76         56         42         29
                                                           ------------------------------------------------------
                                                                  709        614        621        639        640
                                                           ------------------------------------------------------
CREDIT RECOVERIES
CONSUMER
In U.S. Offices............................................        54         50         62         75         55
In Offices Outside the U.S.................................        61         53         60         59         59
COMMERCIAL
In U.S. Offices............................................        51         11         27         20         31
In Offices Outside the U.S.................................         4         18         11         24          8
                                                           ------------------------------------------------------
                                                                  170        132        160        178        153
                                                           ------------------------------------------------------

NET CREDIT LOSSES
In U.S. Offices............................................       277        270        267        283        304
In Offices Outside the U.S.................................       262        212        194        178        183
                                                                  539        482        461        461        487
                                                           ------------------------------------------------------

OTHER, NET (A).............................................       329        (13)        (8)        (8)        (9)
                                                           ------------------------------------------------------

AGGREGATE ALLOWANCE FOR
  CREDIT LOSSES AT END OF PERIOD (B).......................     6,282      5,928      5,916      5,899      5,882
Reserves for Securitization Activities.....................        61         70         85         89         91
                                                           ------------------------------------------------------

TOTAL CREDIT LOSS RESERVES.................................    $6,343     $5,998     $6,001     $5,988     $5,973
-----------------------------------------------------------------------------------------------------------------

Net Consumer Credit Losses.................................    $  510     $  426     $  432     $  452     $  488
As a Percentage of Average Consumer Loans..................      1.86%      1.64%      1.60%      1.67%      1.82%

Net Commercial Credit Losses (Recoveries)..................        29         56         29          9         (1)
As a Percentage of Average Commercial Loans................      0.14%      0.29%      0.16%      0.05%        NM
-----------------------------------------------------------------------------------------------------------------

(A) The 1998 second quarter reflects the addition of $320 million of credit loss reserves related to the acquisition of UCS. The remaining amounts primarily include the effects of foreign currency translation.
(B) See footnote (B) on page 33 for a discussion of the apportionment and display of the aggregate allowance for credit losses.
NM   Not meaningful, as net recoveries result in a negative percentage.
-------------------------------------------------------------------------------

                                                              CITICORP [LOGO](R)

--------------------------------------------------------------------------------
CALCULATION OF EARNINGS PER SHARE
--------------------------------------------------------------------------------

                                                                           SECOND QUARTER        SIX MONTHS
                                                             ----------------------------------------------
(In Millions, except Per Share Amounts)                                     1998     1997     1998     1997

-----------------------------------------------------------------------------------------------------------

NET INCOME..............................................................  $1,097   $1,024   $2,162   $2,019
Dividends on Preferred Stock............................................     (27)     (34)     (59)     (72)
                                                                         ----------------------------------
INCOME APPLICABLE TO COMMON STOCK.......................................  $1,070   $  990   $2,103   $1,947
-----------------------------------------------------------------------------------------------------------

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING..............................   451.8    458.5    452.0    460.0
Dilutive Effect of Employee Stock Plans (A).............................    12.6     12.8     11.8     13.5
                                                                         ----------------------------------
ADJUSTED FOR DILUTIVE COMPUTATION.......................................   464.4    471.3    463.8    473.5
-----------------------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE................................................  $ 2.37   $ 2.16   $ 4.65   $ 4.23
DILUTIVE EARNINGS PER SHARE.............................................    2.30     2.10     4.53     4.11
-----------------------------------------------------------------------------------------------------------

(A) Includes the dilutive effect of stock options and stock purchase agreements computed using the treasury stock method and shares issuable under deferred stock awards.
-------------------------------------------------------------------------------

                                                              CITICORP [LOGO](R)

AVERAGE BALANCES AND INTEREST RATES (TAXABLE EQUIVALENT BASIS)  --  QUARTERLY (A) (B)
----------------------------------------------------------------------------------------------------------------------------------

                                                     AVERAGE VOLUME           INTEREST REVENUE/EXPENSE           % AVERAGE RATE
                                             --------------------------------------------------------------------------------------
                                              2ND QTR.  1st Qtr.  2nd Qtr. 2ND QTR. 1st Qtr.  2nd Qtr. 2ND QTR.  1st Qtr.  2nd Qtr.
(In Millions of Dollars)                        1998      1998      1997     1998     1998      1997     1998      1998      1997
-----------------------------------------------------------------------------------------------------------------------------------
LOANS (NET OF UNEARNED INCOME) (C)
Consumer Loans
  In U.S. Offices............................ $ 59,896  $ 55,955  $ 55,556   $1,517   $1,413    $1,444    10.16     10.24     10.43
  In Offices Outside the U.S. (D)............   50,547    49,532    51,876    1,553    1,496     1,604    12.32     12.25     12.40
                                             ---------------------------------------------------------
Total Consumer Loans.........................  110,443   105,487   107,432    3,070    2,909     3,048    11.15     11.18     11.38
                                             ---------------------------------------------------------
Commercial Loans
  In U.S. Offices
     Commercial and Industrial...............   11,327    11,316    10,460      230      228       221     8.14      8.17      8.47
     Mortgage and Real Estate................    3,088     2,777     2,882       67       62        68     8.70      9.05      9.46
     Loans to Financial Institutions.........      279       358       616        9       11        13    12.94     12.46      8.46
     Lease Financing.........................    2,928     3,007     3,049       47       50        54     6.44      6.74      7.10
  In Offices Outside the U.S. (D)............   63,205    59,583    49,391    1,674    1,584     1,314    10.62     10.78     10.67
                                             ---------------------------------------------------------
Total Commercial Loans.......................   80,827    77,041    66,398    2,027    1,935     1,670    10.06     10.19     10.09
                                             ---------------------------------------------------------
Total Loans..................................  191,270   182,528   173,830    5,097    4,844     4,718    10.69     10.76     10.89
                                             ---------------------------------------------------------
FEDERAL FUNDS SOLD AND RESALE AGREEMENTS
In U.S. Offices..............................    6,673     8,655     7,534       59       93        99     3.55      4.36      5.27
In Offices Outside the U.S. (D)..............    5,869     6,214     5,025      128      149       104     8.75      9.72      8.30
                                             ---------------------------------------------------------
Total........................................   12,542    14,869    12,559      187      242       203     5.98      6.60      6.48
                                             ---------------------------------------------------------
SECURITIES, At Fair Value
In U.S. Offices
  Taxable....................................   10,371     8,689    11,087      106       93       141     4.10      4.34      5.10
  Exempt from U.S. Income Tax................    2,828     2,646     2,676       42       44        43     5.96      6.74      6.45
In Offices Outside the U.S. (D)..............   23,164    22,400    20,538      510      451       424     8.83      8.17      8.28
                                             ---------------------------------------------------------
Total........................................   36,363    33,735    34,301      658      588       608     7.26      7.07      7.11
                                             ---------------------------------------------------------
TRADING ACCOUNT ASSETS (E)
In U.S. Offices..............................    5,452     6,585     4,768       84      100        70     6.18      6.16      5.89
In Offices Outside the U.S. (D)..............   11,487     9,900    10,075      242      155       203     8.45      6.35      8.08
                                             ---------------------------------------------------------
Total........................................   16,939    16,485    14,843      326      255       273     7.72      6.27      7.38
                                             ---------------------------------------------------------
LOANS HELD FOR SALE, In U.S. Offices.........    4,525     3,615     3,414      137      109       107    12.14     12.23     12.57
DEPOSITS AT INTEREST WITH BANKS (D)..........   14,404    13,957    13,669      267      282       245     7.43      8.19      7.19
                                             ---------------------------------------------------------
Total Interest-Earning Assets................  276,043   265,189   252,616   $6,672   $6,320    $6,154     9.69      9.67      9.77
                                                                          ---------------------------------------------------------
Non-Interest-Earning Assets (E)..............   50,511    47,726    40,464
                                             ------------------------------
TOTAL ASSETS................................. $326,554  $312,915  $293,080
-----------------------------------------------------------------------------------------------------------------------------------
DEPOSITS
In U.S. Offices
  Savings Deposits........................... $ 31,094  $ 30,068  $ 26,820   $  229   $  224    $  197     2.95      3.02      2.95
  Other Time Deposits........................   10,698    11,191    12,677      121      129       147     4.54      4.67      4.65
In Offices Outside the U.S. (D)..............  146,711   136,661   128,899    2,433    2,269     2,077     6.65      6.73      6.46
                                             ---------------------------------------------------------
Total........................................  188,503   177,920   168,396    2,783    2,622     2,421     5.92      5.98      5.77
                                             ---------------------------------------------------------
TRADING ACCOUNT LIABILITIES (E)
In U.S. Offices..............................    3,698     4,391     2,348       48       60        34     5.21      5.54      5.81
In Offices Outside the U.S. (D)..............    2,578     2,149     2,491       37       32        42     5.76      6.04      6.76
                                             ---------------------------------------------------------
Total........................................    6,276     6,540     4,839       85       92        76     5.43      5.71      6.30
                                             ---------------------------------------------------------
PURCHASED FUNDS AND OTHER BORROWINGS
In U.S. Offices..............................   12,708    11,971    16,193      165      150       252     5.21      5.08      6.24
In Offices Outside the U.S. (D)..............    9,056     8,253     7,687      309      279       175    13.69     13.71      9.13
                                             ---------------------------------------------------------
Total........................................   21,764    20,224    23,880      474      429       427     8.74      8.60      7.17
                                             ---------------------------------------------------------
LONG-TERM DEBT
In U.S. Offices..............................   17,773    15,328    14,780      245      236       226     5.53      6.24      6.13
In Offices Outside the U.S. (D)..............    3,218     3,997     4,920       76       85       128     9.47      8.62     10.44
                                             ---------------------------------------------------------
Total........................................   20,991    19,325    19,700      321      321       354     6.13      6.74      7.21
                                             ---------------------------------------------------------
Total Interest-Bearing Liabilities...........  237,534   224,009   216,815   $3,663   $3,464    $3,278     6.19      6.27      6.06
                                                                          ---------------------------------------------------------
Demand Deposits in U.S. Offices..............   10,031    11,511    10,751
Other Non-Interest-Bearing Liabilities (E)...   57,485    56,384    44,678
Total Stockholders' Equity...................   21,504    21,011    20,836
                                             -----------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY... $326,554  $312,915  $293,080
-----------------------------------------------------------------------------------------------------------------------------------

NET INTEREST REVENUE AS A PERCENTAGE OF AVERAGE INTEREST-EARNING ASSETS
In U.S. Offices (F).........................  $107,392  $103,634  $102,512   $1,281   $1,235    $1,257     4.78      4.83      4.92
In Offices Outside the U.S. (F).............   168,651   161,555   150,104    1,728    1,621     1,619     4.11      4.07      4.33
                                             ---------------------------------------------------------
TOTAL.......................................  $276,043  $265,189  $252,616   $3,009   $2,856    $2,876     4.37      4.37      4.57
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
--------------------------------------------------------------------------------

                                                              CITICORP [LOGO](R)

-------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES AND INTEREST RATES (TAXABLE EQUIVALENT BASIS)  --  SIX MONTHS (A) (B)
-------------------------------------------------------------------------------------------------------------------------------

                                                              AVERAGE VOLUME      INTEREST REVENUE/EXPENSE    % AVERAGE RATE
                                                         ---------------------------------------------------------------------
                                                            6 MONTHS   6 Months     6 MONTHS     6 Months   6 MONTHS  6 Months
(In Millions of Dollars)                                      1998       1997         1998         1997       1998      1997
------------------------------------------------------------------------------------------------------------------------------
LOANS (NET OF UNEARNED INCOME) (C)
Consumer Loans
  In U.S. Offices........................................    $ 57,925   $ 55,393       $ 2,930     $ 2,851     10.20     10.38
  In Offices Outside the U.S. (D)........................      50,040     51,542         3,049       3,181     12.29     12.45
                                                         -------------------------------------------------
Total Consumer Loans.....................................     107,965    106,935         5,979       6,032     11.17     11.38
                                                         -------------------------------------------------
Commercial Loans
  In U.S. Offices
     Commercial and Industrial...........................      11,321      9,859           458         423      8.16      8.65
     Mortgage and Real Estate............................       2,933      2,927           129         127      8.87      8.75
     Loans to Financial Institutions.....................         319        613            20          27     12.64      8.88
     Lease Financing.....................................       2,967      3,006            97          98      6.59      6.57
  In Offices Outside the U.S. (D)........................      61,394     47,762         3,258       2,566     10.70     10.83
                                                         -------------------------------------------------
Total Commercial Loans...................................      78,934     64,167         3,962       3,241     10.12     10.19
                                                         -------------------------------------------------
Total Loans..............................................     186,899    171,102         9,941       9,273     10.73     10.93
                                                         -------------------------------------------------
FEDERAL FUNDS SOLD AND RESALE AGREEMENTS
In U.S. Offices..........................................       7,664      7,681           152         199      4.00      5.22
In Offices Outside the U.S. (D)..........................       6,042      5,218           277         216      9.25      8.35
                                                         -------------------------------------------------
Total....................................................      13,706     12,899           429         415      6.31      6.49
                                                         -------------------------------------------------
SECURITIES, At Fair Value
In U.S. Offices
  Taxable................................................       9,530      9,821           199         243      4.21      4.99
  Exempt from U.S. Income Tax............................       2,737      2,594            86          84      6.34      6.53
In Offices Outside the U.S. (D)..........................      22,782     19,602           961         813      8.51      8.36
                                                         -------------------------------------------------
Total....................................................      35,049     32,017         1,246       1,140      7.17      7.18
                                                         -------------------------------------------------
TRADING ACCOUNT ASSETS (E)
In U.S. Offices..........................................       6,019      4,852           184         140      6.16      5.82
In Offices Outside the U.S. (D)..........................      10,693      9,743           397         377      7.49      7.80
                                                         -------------------------------------------------
Total....................................................      16,712     14,595           581         517      7.01      7.14
                                                         -------------------------------------------------
LOANS HELD FOR SALE, In U.S. Offices.....................       4,070      3,269           246         212     12.19     13.08
DEPOSITS AT INTEREST WITH BANKS (D)......................      14,180     13,517           549         469      7.81      7.00
                                                         -------------------------------------------------
Total Interest-Earning Assets............................     270,616    247,399       $12,992     $12,026      9.68      9.80
                                                                                ----------------------------------------------
Non-Interest-Earning Assets (E)..........................      49,119     41,650
                                                         -----------------------
TOTAL ASSETS.............................................    $319,735   $289,049
------------------------------------------------------------------------------------------------------------------------------
DEPOSITS
In U.S. Offices
  Savings Deposits.......................................    $ 30,581   $ 26,811       $   453     $   388      2.99      2.92
  Other Time Deposits....................................      10,945     12,589           250         286      4.61      4.58
In Offices Outside the U.S. (D)..........................     141,686    125,618         4,702       3,976      6.69      6.38
                                                         -------------------------------------------------
Total....................................................     183,212    165,018         5,405       4,650      5.95      5.68
                                                         -------------------------------------------------
TRADING ACCOUNT LIABILITIES (E)
In U.S. Offices..........................................       4,044      2,189           108          61      5.39      5.62
In Offices Outside the U.S. (D)..........................       2,364      2,470            69          88      5.89      7.18
                                                         -------------------------------------------------
Total....................................................       6,408      4,659           177         149      5.57      6.45
                                                         -------------------------------------------------
PURCHASED FUNDS AND OTHER BORROWINGS
In U.S. Offices..........................................      12,340     15,153           315         462      5.15      6.15
In Offices Outside the U.S. (D)..........................       8,654      7,367           588         403     13.70     11.03
                                                         -------------------------------------------------
Total....................................................      20,994     22,520           903         865      8.67      7.75
                                                         -------------------------------------------------
LONG-TERM DEBT
In U.S. Offices..........................................      16,550     14,809           481         441      5.86      6.01
In Offices Outside the U.S. (D)..........................       3,608      4,633           161         226      9.00      9.84

                                                         -------------------------------------------------
Total....................................................      20,158     19,442           642         667      6.42      6.92
                                                         -------------------------------------------------

Total Interest-Bearing Liabilities.......................     230,772    211,639       $ 7,127     $ 6,331      6.23      6.03
                                                                                ----------------------------------------------
Demand Deposits in U.S. Offices..........................      10,771     10,776
Other Non-Interest-Bearing Liabilities (E)...............      56,934     45,843
Total Stockholders' Equity...............................      21,258     20,791
                                                         -------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............    $319,735   $289,049
------------------------------------------------------------------------------------------------------------------------------

NET INTEREST REVENUE AS A PERCENTAGE OF AVERAGE INTEREST-EARNING ASSETS
In U.S. Offices (F)......................................    $105,513   $100,280       $ 2,516     $ 2,489      4.81      5.01
In Offices Outside the U.S. (F)..........................     165,103    147,119         3,349       3,206      4.09      4.39
                                                         -------------------------------------------------
TOTAL....................................................    $270,616   $247,399       $ 5,865     $ 5,695      4.37      4.64
-----------------------------------------------------------------------------------------------------------------------------

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
-------------------------------------------------------------------------------

                                                              CITICORP [LOGO](R)
                      SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D. C.       20549

                                   FORM 10-Q



                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended June 30, 1998    COMMISSION FILE NUMBER 1-5738



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


Yes       X             No
    -------------          ______________



Citicorp Common Stock                                                451,932,076
($1.00 Par Value)                          (Shares Outstanding on June 30, 1998)

                                                              CITICORP [LOGO](R)

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


PART I  FINANCIAL INFORMATION                                                         PAGE
                                                                                      ----

     Item 1 -  Consolidated Financial Statements

               Consolidated Financial Statements, Schedules, and Statistics

               Statement of Income for Second Quarter and Six Months Ended
               JUNE 30, 1998 AND 1997................................................. 37

               Balance Sheet as of
               JUNE 30, 1998 AND DECEMBER 31, 1997.................................... 38

               Statement of Cash Flows for the Six Months Ended
               JUNE 30, 1998 AND 1997..................................................40

               Calculation of Earnings Per Share.......................................47

     Item 2 -  Management's Discussion and Analysis of Financial Condition and
               Results of Operations...................................................1-36


PART II   OTHER INFORMATION


     Item 4 -  Submission of Matters to a Vote of Security Holders.....................52


     Item 5 -  Other Information...................................................... 52


     Item 6 -  Exhibits and Reports on Form 8-K....................................... 53


     Signatures....................................................................... 54

In the opinion of the management of Citicorp, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the second quarter and six months ended JUNE 30, 1998 AND 1997 have been included.

                                                             CITICORP [LOGO] (R)

Item 4 -  Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------


At the annual meeting of stockholders of Citicorp held on April 21, 1998 the following matters were voted on by the stockholders:

a) The election of directors of Citicorp to hold office until the 1999 annual meeting and until the election and qualification of their successors. Each nominee was elected to the Board of Directors of Citicorp by votes cast as follows:

------------------------------------------------------------------------------
                                                            Broker
Name                                For        Withheld  Non-Votes Abstentions
------------------------------------------------------------------------------

Alain J. P. Belda           389,584,481        1,007,850         0           0
D. Wayne Calloway           389,525,731        1,066,600         0           0
Paul J. Collins             389,505,196        1,087,135         0           0
Kenneth T. Derr             389,603,342          988,989         0           0
John M. Deutch              389,564,136        1,028,195         0           0
Reuben Mark                 389,872,172          920,159         0           0
Richard D. Parsons          389,514,078        1,076,253         0           0
John S. Reed                389,520,938        1,071,393         0           0
William R. Rhodes           389,545,011        1,047,320         0           0
Rozanne L. Ridgway          389,301,489        1,290,642         0           0
H. Onno Ruding              389,457,061        1,135,270         0           0
Robert B. Shapiro           389,601,364          990,967         0           0
Frank A. Shrontz            389,542,228        1,050,103         0           0
Franklin A. Thomas          389,467,213        1,125,118         0           0
Edgar S. Woolard, Jr.       389,615,049          997,282         0           0
-----------------------------------------------------------------------------

b) The selection of KPMG Peat Marwick as independent auditors of Citicorp. The selection of KPMG Peat Marwick was ratified by votes of 390,173,655 for, 1,156,414 against, 0 broker non-votes, and 705,123 abstentions.

a) A stockholder proposal relating to cumulative voting for directors. Such proposal was defeated by votes of 210,886,595 against, 78,097,717 for, 66,789,218 broker non-votes, and 36,261,599 abstentions.

a) A stockholder proposal relating to the disclosure of certain political contributions. Such proposal was defeated by votes of 295,406,497 against, 19,887,466 for, 76,731,278 broker non-votes, and 9,951 abstentions.


Item 5 -  Other Information
          ------------------
At a special meeting of stockholders of Citicorp held on July 22, 1998, the following matter was voted on by the stockholders:

a) The Agreement and Plan of Merger, dated as of April 5, 1998, between Travelers Group Inc. and Citicorp, and the transactions contemplated thereby, was approved by votes of 336,143,991 for, 2,204,209 against, 0 broker non-votes, and 4,242,333 abstentions.

                                                              CITICORP [LOGO](R)

Item 6 -    Exhibits and Reports on Form 8-K
            --------------------------------


a)  Exhibit 23.  Consent of KPMG Peat Marwick LLP.

    Exhibit 27.01.  Financial Data Schedule.

    Exhibit 99.01. Citicorp and Travelers Group Inc. unaudited pro forma condensed combined financial statements as of June 30, 1998, and for the three and six months ended June 30, 1998 and 1997.

    Exhibit 99.02. Travelers Group Inc. unaudited consolidated financial statements as of June 30, 1998 and for the three months and six months ended June 30, 1998 and 1997 (incorporated herein by reference to Item 1 of the Travelers Group Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).


b)  Reports on Form 8-K:


i) Citicorp filed a Form 8-K Current Report dated April 5, 1998 (Item 5) which report included the Agreement and Plan of Merger by and between Travelers Group Inc. and Citicorp dated as of April 5, 1998.

ii) Citicorp filed a Form 8-K Current Report dated April 8, 1998 (Item 5) which report included Citicorp and Travelers Group Inc. unaudited pro forma condensed combined financial statements as of December 31, 1997 and for the three years then ended.

iii) Citicorp filed a Form 8-K Current Report dated April 21, 1998 (Item 5) which report included a summary of the consolidated operations of Citicorp for the three month period ended March 31, 1998 and (Item 7) the calculation of the ratio of income to fixed charges (Exhibit 12(a) thereto) and the calculation of the ratio of income to fixed charges including preferred stock dividends (Exhibit 12(b) thereto).

iv) Citicorp filed a Form 8-K Current Report dated June 18, 1998 (Item 5) which report included a Consent of Arthur Anderson LLP to the incorporation by reference of its report dated March 13, 1997 in various registration statements of Citicorp and/or certain of its affiliates.

v) Citicorp filed a Form 8-K Current Report dated July 21, 1998 (Item 5) which report included a summary of the consolidated operations of Citicorp for the three and six month periods ended June 30, 1998 and (Item 7) the calculation of the ratio of income to fixed charges (Exhibit 12(a) thereto) and the calculation of the ratio of income to fixed charges including preferred stock dividends (Exhibit 12(b) thereto).

                                                              CITICORP [LOGO](R)
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



               CITICORP By:
               Registrant

                          /S/ Roger W. Trupin
                          _________________________
                          Roger W. Trupin
                          Vice President and Controller


                       By:  /S/ George E. Seegers

                          _________________________
                          George E. Seegers
                          Assistant Secretary



Date: August 13, 1998

54