Form 10-Q/A
period 1998-03-31
CITICORP
filed 1998-10-08
CIK 20405

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                          ____________________________

                                   FORM 10-Q/A

                                  AMENDMENT TO
                                FINANCIAL REVIEW
                                  AND FORM 10-Q

                                  FIRST QUARTER
                                      1998

      Citicorp hereby amends its Financial Review and Form 10-Q for the First Quarter 1998 (the "First Quarter 10-Q") dated and filed with the Securities and Exchange Commission on May 13, 1998 by deleting from Item 6(a) thereof the following exhibits in their entirety:

             Exhibit 23. Consent of KPMG Peat Marwick LLP;

             Exhibit 99.01. Citicorp and Travelers Group Inc. unaudited pro forma condensed combined financial statements as of March 31, 1998, and for the three months ended March 31, 1998 and 1997;

             Exhibit 99.02. Travelers Group Inc. audited consolidated financial statements as of December 31, 1997 and for the three-year period then ended (incorporated therein by reference to Item 8 of the Travelers Group Inc. Annual Report on Form 10-K for the year ended December 31, 1997); and

             Exhibit 99.03. Travelers Group Inc. unaudited consolidated financial statements as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 (incorporated therein by reference to Item 1 of the Travelers Group Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 1998);

and by deleting any and all references to such exhibits in the First
Quarter 10-Q.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CITICORP
                                      (Registrant)

                                 By:  /s/ Roger W. Trupin
                                      -------------------------
                                      Roger W. Trupin
                                      Vice President and Controller


                                 By:  /s/ George E. Seegers
                                      -------------------------
                                      George E. Seegers
                                      Assistant Secretary


Dated: October 8, 1998