Form 10-Q/A
period 1998-06-30
CITICORP
filed 1998-10-08
CIK 20405

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                          ____________________________

                                   FORM 10-Q/A

                                  AMENDMENT TO
                                FINANCIAL REVIEW
                                  AND FORM 10-Q

                                 SECOND QUARTER
                                      1998

      Citicorp hereby amends its Financial Review and Form 10-Q for the Second Quarter 1998 (the "Second Quarter 10-Q") dated and filed with the Securities and Exchange Commission on August 13, 1998 by deleting from Item 6(a) thereof the following exhibits in their entirety:

            Exhibit 99.01. Citicorp and Travelers Group Inc. unaudited pro forma condensed combined financial statements as of June 30, 1998, and for the three and six months ended June 30, 1998 and 1997;

            Exhibit 99.02. Travelers Group Inc. unaudited consolidated financial statements as of June 30, 1998 and for the three months and six months ended June 30, 1998 and 1997 (incorporated therein by reference to Item 1 of the Travelers Group Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998);

and by deleting any and all references to such exhibits in the Second Quarter 10-Q.

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