Form 10-Q
period 1998-09-30
CITICORP
filed 1998-11-13
CIK 20405

                                Financial Review
                                  and Form 10-Q


                                  Third Quarter
                                      1998

                                                                          [LOGO]

                               TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----
FINANCIAL SUMMARY........................................................    1
BUSINESS DISCUSSION......................................................    4
    Earnings by Global Business Area.....................................    4
    Global Consumer......................................................    5
        Global Consumer in Emerging Markets..............................    7
        Global Consumer in Developed Markets.............................    8
        Citibanking......................................................    9
        Cards............................................................   10
        Private Bank.....................................................   10
        Consumer Portfolio Review........................................   11
    Global Corporate Banking.............................................   14
        Emerging Markets.................................................   16
        Global Relationship Banking......................................   17
    Investment Activities................................................   18
    Corporate Items......................................................   19
    Citibank Global Asset Management.....................................   20
MANAGING GLOBAL RISK.....................................................   20
    Management of Price Risk Exposure....................................   20
    Estimated Fair Value of Financial Instruments........................   23
    Management of Cross-Border Risk......................................   24
    Liquidity............................................................   26
    Capital..............................................................   27
STATEMENT OF INCOME ANALYSIS.............................................   29
    Net Interest Revenue (Taxable Equivalent Basis)......................   29
    Fee and Commission Revenue...........................................   30
    Trading-Related Revenue..............................................   31
    Securities Transactions..............................................   32
    Other Revenue........................................................   32
    Provision and Credit Loss Reserves...................................   33
    Operating Expense....................................................   35
    Restructuring Charge.................................................   36
    Income Taxes.........................................................   37
    Effect of Credit Card Securitization Activity........................   37
    Future Impact of Recently Issued Accounting Standards................   38
    Forward-Looking Statements...........................................   38
CONSOLIDATED FINANCIAL STATEMENTS........................................   39
    Consolidated Statement of Income.....................................   39
    Consolidated Balance Sheet...........................................   40
    Consolidated Statement of Changes in Stockholders' Equity............   41
    Consolidated Statement of Cash Flows.................................   42
    Consolidated Balance Sheet--CITIBANK, N.A. and Subsidiaries..........   43
OTHER FINANCIAL INFORMATION..............................................   44
    Securities...........................................................   44
    Trading Account Assets and Liabilities...............................   44
    Trading and End-User Derivative and Foreign Exchange Contracts.......   45
    Cash-Basis, Renegotiated, and Past Due Loans.........................   47
    Other Real Estate Owned (OREO) and Assets Pending Disposition........   47
    Details of Credit Loss Experience....................................   48
    Calculation of Earnings Per Share....................................   49
    Average Balances and Interest Rates (Taxable Equivalent Basis)
     --Quarterly.........................................................   50
    Average Balances and Interest Rates (Taxable Equivalent Basis)
     --Nine Months.......................................................   51
FORM 10-Q................................................................   52
    FORM 10-Q CROSS-REFERENCE INDEX......................................   53
SIGNATURES...............................................................   55


--------------------------------------------------------------------------------
FINANCIAL SUMMARY
--------------------------------------------------------------------------------

                                                                                       ------------------------------------------
                                                                                          Third Quarter            Nine Months
                                                                                       -------------------     ------------------
                                                                                         1998        1997        1998       1997
-------------------------------------------------------------------------------------  -------     -------     -------    -------
Net Income (In Millions of Dollars) .................................................  $   530     $   511     $ 2,692    $ 2,530
-------------------------------------------------------------------------------------  -------     -------     -------    -------
Net Income Per Share (A)
Basic ...............................................................................  $  1.13     $  1.04     $  5.80    $  5.28
Diluted .............................................................................     1.11        1.01        5.65       5.13
Common Stockholders' Equity Per Share ...............................................    44.80       42.94        --         --
Closing Stock Price at Quarter End ..................................................    92.94      133.94        --         --
Dividends Declared Per Common Share .................................................    0.575       0.525       1.725      1.575
-------------------------------------------------------------------------------------  -------     -------     -------    -------
Financial Ratios
Return on Assets ....................................................................     0.63%       0.68%       1.11%      1.16%
Return on Common Stockholders' Equity ...............................................     9.98%       9.64%      17.61%     16.98%
Return on Total Stockholders' Equity ................................................     9.79%       9.42%      16.87%     16.08%
-------------------------------------------------------------------------------------  -------     -------     -------    -------



                                                                            Sept. 30,   June 30,    Mar. 31,    Dec. 31,   Sept. 30,
Capital (Dollars in Billions) (see page 27)                                   1998        1998        1998        1997       1997
------------------------------------------------------------------------    ---------   --------    --------    --------   ---------
Tier 1 .................................................................   $  21.9     $  21.9     $  21.3     $  21.1    $  20.7
Total (Tier 1 and 2) ...................................................      31.9        31.8        31.2        31.2       30.4
Tier 1 Ratio ...........................................................      8.03%       8.29%       8.26%       8.34%      8.25%
Total Ratio (Tier 1 and 2) .............................................     11.71%      12.05%      12.13%      12.31%     12.16%
Leverage Ratio .........................................................      6.61%       6.73%       6.83%       7.01%      7.14%
Common Equity as a Percentage of Total Assets ..........................      5.91%       6.18%       6.01%       6.21%      6.53%
Total Equity as a Percentage of Total Assets ...........................      6.16%       6.57%       6.50%       6.82%      7.16%

------------------------------------------------------------------------    ---------   --------    --------    --------   ---------


                                                    3rd Qtr     2nd Qtr.    1st Qtr.    4th Qtr.    3rd Qtr.    2nd Qtr.   1st Qtr.
Earnings Analysis (In Millions of Dollars)            1998        1998        1998        1997        1997        1997       1997
------------------------------------------------    -------     --------    --------    --------    --------    --------   --------
Total Revenue ..................................   $ 5,494     $ 6,202     $ 5,605     $ 5,568     $ 5,541     $ 5,311    $ 5,196
Effect of Credit Card Securitization Activity ..       573         579         461         434         408         437        434
Net Cost To Carry (B) ..........................         4          11          (1)          4          (5)         (1)        (3)
                                                    -------     --------    --------    --------    --------    --------   --------
Adjusted Revenue ...............................     6,071       6,792       6,065       6,006       5,944       5,747      5,627
                                                    -------     --------    --------    --------    --------    --------   --------
Total Operating Expense ........................     3,910       3,883       3,394       3,408       4,237       3,173      3,169
Net OREO Benefits (C) ..........................        13           2          12           9          16          37         10
Restructuring Charge ...........................      --          --          --          --          (889)       --         --
                                                    -------     --------    --------    --------    --------    --------   --------
Adjusted Operating Expense .....................     3,923       3,885       3,406       3,417       3,364       3,210      3,179
                                                    -------     --------    --------    --------    --------    --------   --------
Operating Margin ...............................     2,148       2,907       2,659       2,589       2,580       2,537      2,448
                                                    -------     --------    --------    --------    --------    --------   --------
Global Consumer Net Write-Offs .................       479         510         426         432         452         488        459
Effect of Credit Card Securitization Activity ..       573         579         461         434         408         437        434
Net Cost to Carry and Net
  OREO (Benefits) Costs (B) (C) ................        (8)         (3)         (1)       --            (4)         (3)         1
                                                    -------     --------    --------    --------    --------    --------   --------
Global Consumer Credit Costs ...................     1,044       1,086         886         866         856         922        894
                                                    -------     --------    --------    --------    --------    --------   --------
Global Corporate Banking
  Net Write-Offs (Recoveries) ..................       232          29          66          29          14           3         (6)
Net Cost to Carry and Net
  OREO (Benefits) Costs (B) (C) ................        (1)         12         (12)         (5)        (17)        (35)       (14)
                                                    -------     --------    --------    --------    --------    --------   --------
Global Corporate Banking
  Credit Costs (Benefits) ......................       231          41          54          24          (3)        (32)       (20)
                                                    -------     --------    --------    --------    --------    --------   --------
Investment Activities Credit Benefits ..........      --          --           (10)       --            (5)         (4)       (55)
                                                    -------     --------    --------    --------    --------    --------   --------
Operating Margin Less Credit Costs .............       873       1,780       1,729       1,699       1,732       1,651      1,629
Additional Provision (D) .......................        25          25          25          25          25          25         25
Restructuring Charge ...........................      --          --          --          --           889        --         --
                                                    -------     --------    --------    --------    --------    --------   --------
Income Before Taxes ............................       848       1,755       1,704       1,674         818       1,626      1,604
Income Taxes ...................................       318         658         639         613         307         602        609
                                                    -------     --------    --------    --------    --------    --------   --------
Net Income .....................................   $   530     $ 1,097     $ 1,065     $ 1,061     $   511     $ 1,024    $   995
                                                    -------     --------    --------    --------    --------    --------   --------
                                                    -------     --------    --------    --------    --------    --------   --------


----------

(A) Based on net income less preferred stock dividends. See page 49 for details.

(B) Includes the net cost to carry cash-basis loans and other real estate owned ("OREO").

(C) Includes gains and losses on sales, direct revenue and expense, and writedowns of OREO.

(D)  Represents amounts in excess of net write-offs. See page 33 for discussion.

--------------------------------------------------------------------------------

Citicorp reported net income for the 1998 third quarter of $530 million or $1.11 per diluted common share, down $537 million from $1.1 billion (excluding the $556 million after-tax restructuring charge) in the 1997 third quarter. Generally strong Global Consumer results were reduced by a sharp decline in Global Corporate Banking resulting from after-tax losses of $240 million related to Russia ($384 million pretax) and $97 million from marking to market fixed income inventories, and by lower earnings in the new Investment Activities segment (see page 18). Net income of $511 million in the 1997 third quarter included a $556 million restructuring charge ($889 million pretax).

Net income for the 1998 nine months was $2.7 billion or $5.65 per diluted common share, down $394 million from $3.1 billion (excluding the $556 million after-tax restructuring charge) in the 1997 nine months. Net income of $2.5 billion in the 1997 nine months included the restructuring charge. Return on common equity was 9.98% in the quarter and 17.61% in the nine months, compared with 9.64% and 16.98% for the 1997 periods (20.77% and 20.84% for the 1997 periods excluding the charge), and return on average assets was 0.63% and 1.11% for the 1998 periods, compared with 0.68% and 1.16% for 1997 (1.42% and 1.41% excluding the charge).

--------------------------------------------------------------------------------

Excluding Restructuring Charge (A)


                                                   Third Quarter            Nine Months
                                                -------------------     ------------------
                                                  1998        1997        1998       1997
-----------------------------------------       -------     -------     -------    -------
Core Income (In Millions of Dollars).....       $ 530       $ 1,067     $ 2,692    $ 3,086
Core Income Per Share:
   Basic.................................       $1.13       $  2.26     $  5.80    $  6.49
   Diluted...............................       $1.11       $  2.19     $  5.65    $  6.31
Return on Assets.........................        0.63%         1.42%       1.11%      1.41%
Return on Common Stockholders' Equity....        9.98%        20.77%      17.61%     20.84%
Return on Total Stockholders' Equity.....        9.79%        19.57%      16.87%     19.58%
                                                -------     -------     -------    -------
-----------------------------------------       -------     -------     -------    -------


----------

(A) Core income represents net income adjusted to exclude the restructuring charge of $556 million after-tax ($889 million pretax) in the 1997 third quarter.

--------------------------------------------------------------------------------

Global Consumer income before taxes in the 1998 third quarter was $723 million, up $81 million or 13% from 1997, excluding the $580 million restructuring charge, reflecting strong results in U.S. bankcards and in Japan, partially offset by lower earnings in Asia Pacific and Latin America. For the nine months, income before taxes was $1.9 billion, down $76 million or 4% from 1997, excluding the charge. Global Corporate Banking loss before taxes was $183 million, down from income of $521 million (excluding a restructuring charge of $281 million) in the 1997 third quarter. The 1998 third quarter included a loss of $384 million attributable to the financial market turmoil in Russia, which affected both revenue and credit costs, as well as a $138 million write-down of fixed income inventories. For the nine months, income before taxes was $913 million, down $727 million or 44% from 1997, excluding the charge. Pretax income in Asia Pacific of $204 million for the quarter was down $103 million or 34% from last year -- Global Consumer businesses were down $36 million or 24% while Global Corporate Banking results were down $67 million or 42%.

Adjusted revenue of $6.1 billion increased $127 million or 2%, reflecting a 19% increase ($665 million) in Global Consumer, predominately in the developed markets, which was reduced by an 18% decrease ($313 million) in Global Corporate Banking and a 66% decrease ($231 million) in Investment Activities. The growth in Global Consumer was primarily in U.S. bankcards, including the impact of the 1998 second quarter Universal Card Services ("UCS") acquisition. The decreases in Global Corporate Banking and Investment Activities reflected the sharp revenue declines associated with Russia and the drops in global capital markets. For the nine months, adjusted revenue increased $1.6 billion or 9% to $18.9 billion. Foreign currency translation reduced adjusted revenue growth by approximately 4 percentage points in both periods.

Adjusted operating expense of $3.9 billion increased $559 million or 17% ($320 million or 10% excluding UCS). Increased expense for preparations for the Year 2000 and European Economic and Monetary Union ("EMU") and the acquisition of certain assets and liabilities of Confia, as well as for advertising and marketing programs and electronic banking initiatives represented approximately $166 million of the change from the 1997 third quarter. For the nine months, adjusted operating expense increased $1.5 billion or 15% ($995 million or 10% excluding UCS) to $11.2 billion. Foreign currency translation reduced adjusted operating expense growth by approximately 3 percentage points in the quarter and 4 percentage points in the nine months.

Global Consumer credit costs were $1,044 million ($878 million excluding UCS) in the quarter, compared to $1,086 million ($910 million excluding UCS) in the preceding quarter, and $856 million a year ago, reflecting ratios of net credit losses to average managed loans of 2.69% (2.50% excluding UCS), 2.88% (2.66% excluding UCS), and 2.50% in the respective quarters. Commercial credit costs were $231 million, compared with an $8 million benefit in the year ago quarter, principally reflecting write-offs associated with Russia, as well as Indonesia and Thailand, all partially offset by real estate recoveries.

Commercial cash-basis loans and OREO of $1.6 billion at September 30, 1998 were down $16 million or 1% from the preceding quarter and were up $177 million or 12% from a year ago, principally reflecting increases in Indonesia and Thailand, and improvements in real estate in Global Relationship Banking. At September 30, 1998, total credit loss reserves were $6.4 billion. Global Consumer continued to build its allowance for credit losses, with charges in excess of net write-offs of $25 million in the quarter and $75 million in the nine months.

Total capital (Tier 1 and Tier 2) was $31.9 billion or 11.71% of net risk-adjusted assets, and Tier 1 capital was $21.9 billion or 8.03% at September 30, 1998.

On October 8, 1998, Citicorp merged with and into a newly formed, wholly owned subsidiary of Travelers Group Inc. ("Travelers"). Following the merger, Travelers changed its name to Citigroup Inc. ("Citigroup"), and issued approximately 1.1 billion shares of Citigroup common stock in exchange for all of the outstanding shares of Citicorp common stock based on an exchange ratio of 2.5 shares of Citigroup common stock for each share of Citicorp common stock. Following the exchange, former shareholders of Citicorp own approximately 50% of the outstanding common stock of Citigroup. Each share of each series of Citicorp Preferred Stock outstanding on October 8, 1998 was exchanged for a share of a series of Citigroup Preferred Stock with similar terms. Additionally, as of October 8, 1998, the shares of Citicorp Common Stock held in treasury were retired. The effect of these transactions was an elimination of Citicorp Common Stock and Citicorp Preferred Stock, with an offsetting adjustment to surplus, resulting in no change in the amount of Citicorp's total stockholder's equity. Citicorp is now authorized to issue 10,000 shares of common stock, par value $.01 each, of which 1,000 shares are outstanding and owned by Citigroup, and 1,000 shares of preferred stock, par value $1.00 each, of which none are outstanding.

On October 26, 1998, Citigroup filed a Form 8-K which contained certain supplemental financial information, including the audited supplemental consolidated financial statements of Citigroup and its subsidiaries as of December 31, 1997 and 1996 and for each of the years in the three year period ended December 31, 1997, and the unaudited supplemental condensed consolidated financial statements of Citigroup and its subsidiaries for the three months ended March 31, 1998 and 1997 and for the three and six months ended June 30, 1998 and 1997, together with the related Management's Discussion and Analysis of Financial Condition and Results of Operations of Citigroup.

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

--------------------------------------------------------------------------------
Earnings by Global Business Area
--------------------------------------------------------------------------------


                                       Third Quarter            %          Nine Months             %
                                    --------------------                -------------------
(In Millions of Dollars)             1998       1997 (A)      Change     1998       1997 (A)     Change
--------------------------------    -------     -------       ------    -------     -------      ------
Global Consumer ................    $   477     $   452           6     $ 1,264     $ 1,384         (9)
Global Corporate Banking .......       (127)        417          NM         640       1,271        (50)
                                    -------     -------                 -------     -------
Core Businesses ................        350         869         (60)      1,904       2,655        (28)
Investment Activities ..........         71         259         (73)        788         665         18
Corporate Items ................        109         (61)         NM        --          (234)        NM
                                    -------     -------                 -------     -------
Core Income ....................        530       1,067         (50)      2,692       3,086        (13)
Restructuring Charge ...........       --           556          NM        --           556         NM
                                    -------     -------                 -------     -------
Citicorp Net Income ............    $   530     $   511           4     $ 2,692     $ 2,530          6
                                    -------     -------         ---     -------     -------        ---
--------------------------------    -------     -------         ---     -------     -------        ---
Supplemental Information
Global Consumer
Emerging Markets ...............    $   158     $   218         (28)    $   457     $   697        (34)
Developed Markets ..............        319         234          36         807         687         17
                                    -------     -------         ---     -------     -------        ---
Total ..........................    $   477     $   452           6     $ 1,264     $ 1,384         (9)
                                    -------     -------         ---     -------     -------        ---
--------------------------------    -------     -------         ---     -------     -------        ---

Global Consumer
Citibanking ....................    $   178     $   168           6     $   485     $   535         (9)
Cards ..........................        227         193          18         557         597         (7)
Private Bank ...................         72          91         (21)        222         252        (12)
                                    -------     -------                 -------     -------
Total ..........................    $   477     $   452           6     $ 1,264     $ 1,384         (9)
                                    -------     -------         ---     -------     -------        ---
--------------------------------    -------     -------         ---     -------     -------        ---

Global Corporate Banking
Emerging Markets ...............    ($   19)    $   280          NM     $   473     $   839        (44)
Global Relationship Banking ....       (108)        137          NM         167         432        (61)
                                    -------     -------                 -------     -------
Total ..........................    ($  127)    $   417          NM     $   640     $ 1,271        (50)
                                    -------     -------         ---     -------     -------        ---
--------------------------------    -------     -------         ---     -------     -------        ---


(A) Reclassified to conform to the latest quarter's presentation.

NM Not meaningful, as percentage equals or exceeds 100%.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Global Consumer
--------------------------------------------------------------------------------

The Global Consumer business meets the financial services needs of consumer customers across the regions of the world.


--------------------------------------------------------------------------------
                                                   Third Quarter         %            Nine Months            %
                                                -------------------               -------------------
(In Millions of Dollars)                          1998     1997 (A)    Change      1998      1997 (A)      Change
------------------------                        -----------------------------------------------------------------
Adjusted Revenue ...........................    $ 4,199    $ 3,534       19       $11,748    $10,581         11
Adjusted Operating Expense .................      2,407      2,011       20         6,779      5,880         15
                                                -------    -------                -------    -------
Operating Margin ...........................      1,792      1,523       18         4,969      4,701          6
Credit Costs (B) ...........................      1,044        856       22         3,016      2,672         13
                                                -------    -------                -------    -------
Operating Margin Less Credit Costs .........        748        667       12         1,953      2,029         (4)
Additional Provision .......................         25         25       --            75         75         --
Restructuring Charge .......................       --          580       NM          --          580         NM
                                                -------    -------                -------    -------
Income Before Taxes ........................        723         62       NM         1,878      1,374         37
Income Taxes (Benefit) .....................        246        (39)      NM           614        341         80
                                                -------    -------                -------    -------
Net Income .................................    $   477    $   101       NM       $ 1,264    $ 1,033         22
                                                -------    -------       --       -------    -------         --
--------------------------------------------    -------    -------       --       -------    -------         --
Average Assets (In Billions of Dollars) ....    $   144    $   134        7       $   139    $   132          5
Return on Assets (%) .......................       1.31       0.30       --          1.22       1.05         --
                                                -------    -------       --       -------    -------         --
--------------------------------------------    -------    -------       --       -------    -------         --
Excluding Restructuring Charge:
Core Business Income .......................    $   477    $   452        6       $ 1,264    $ 1,384         (9)
Return on Assets (%) .......................       1.31       1.34       --          1.22       1.40         --
                                                -------    -------       --       -------    -------         --
--------------------------------------------    -------    -------       --       -------    -------         --



(A)  Reclassified to conform to the latest quarter's presentation.

(B) Includes the effect of credit card securitization activity and the effect related to credit card receivables held for sale.

     NM Not meaningful, as percentage equals or exceeds 100%.

--------------------------------------------------------------------------------

On August 5, 1998, Citicorp completed the previously announced acquisition of certain assets and liabilities of Confia, a consumer and corporate bank in Mexico. The acquisition added approximately $4.7 billion in assets.

Global Consumer income before taxes was $723 million and $1.9 billion in the 1998 third quarter and nine months, compared with $642 million and $2.0 billion in 1997 (excluding the 1997 third quarter $580 million restructuring charge) reflecting outstanding results in U.S. bankcards and in Japan, offset by lower earnings in Asia Pacific and Latin America. Income before taxes also reflected increases in the U.S. and Europe Citibanking businesses, and higher spending on technology initiatives primarily related to electronic banking. In the quarter and nine months, UCS' pretax loss of approximately $51 million ($32 million after-tax) and $119 million ($77 million after-tax) reflected $107 million and $214 million of acquisition premium costs (including funding costs associated with the acquisition purchase premium). Core business income was $477 million and $1.3 billion in the 1998 third quarter and nine months, compared with $452 million and $1.4 billion for 1997. Return on assets was 1.31% and 1.22% in the 1998 third quarter and nine months, compared to 1.34% and 1.40% a year ago.

Worldwide Citibanking accounts totaled 23 million as of September 30, 1998, up 15% from a year ago, reflecting growth across all regions. Card accounts worldwide totaled 50 million as of September 30, 1998, up from 36 million a year ago, principally reflecting the acquisition of UCS. U.S. bankcard accounts, excluding UCS, declined 1% from a year ago, while Cards in the emerging markets grew 12%, primarily in Latin America.

Adjusted revenue of $4.2 billion in the quarter and $11.7 billion in the nine months was up $665 million and $1.2 billion from 1997. Revenue growth was led by U.S bankcards, up 46% and 27%, including UCS, and reflected increases in the

Citibanking businesses in North America, Europe, and Japan. Revenue in Latin America was up in both periods, while revenue in Asia Pacific declined due to economic conditions in the region. The acquisition of UCS contributed approximately 10 percentage points and 7 percentage points to Global Consumer revenue growth in the 1998 third quarter and nine months. Net interest revenue increased 21% in the quarter and 11% in the nine months, while fee and commission revenue was up 11% and 10%, principally in U.S. bankcards, including UCS. Foreign currency translation reduced revenue growth by approximately 4 percentage points in both the 1998 third quarter and nine months.

Adjusted operating expense increased $396 million and $899 million in the quarter and nine months from the 1997 periods. The additions of UCS (including the amortization of the acquisition premium) and certain assets and liabilities of Confia, higher advertising and marketing, and spending on technology initiatives, primarily related to electronic banking, represented approximately $315 million and $646 million of the expense increase from the 1997 third quarter and nine months. Foreign currency translation reduced expense growth by approximately 4 percentage points and 5 percentage points in 1998 third quarter and nine months.

Credit costs in the quarter were $1.0 billion, compared with $1.1 billion in the 1998 second quarter and $856 million a year ago, reflecting ratios of net credit losses to average managed loans of 2.69%, 2.88%, and 2.50% in the respective quarters. The increase in credit costs and the related ratio from a year ago primarily reflects the acquisition of UCS.

The Global Consumer business continued to build the allowance for credit losses with charges of $25 million in excess of net write-offs in both the 1998 and 1997 third quarters, and $75 million in both nine month periods.

Net credit losses and the related loss ratios may increase from the 1998 third quarter as a result of global economic conditions, particularly in Latin America and Asia Pacific, the credit performance of the portfolios, including bankruptcies, seasonal factors, and other changes in portfolio levels. See "Consumer Portfolio Review" on page 11 and "Provision and Credit Loss Reserves" on page 33 for additional discussion of the consumer portfolio.

With income taxes attributed to Core Businesses on the basis of local tax rates, effective tax rates were 34% and 33% in the 1998 third quarter and nine months, up from 30% and 29% (excluding the effect of the restructuring charge) in the year-ago periods, reflecting changes in the geographic mix and nature of earnings. The difference between the local tax rates attributed to Core Businesses and Citicorp's overall effective tax rate is included in Corporate Items.

--------------------------------------------------------------------------------
Global Consumer in Emerging Markets
--------------------------------------------------------------------------------

                                                  Third Quarter         %         Nine Months           %
                                                -----------------               ----------------
(In Millions of Dollars)                         1998    1997 (A)     Change     1998    1997 (A)    Change
--------------------------------------------    ------   --------     ------    ------   --------    ------
Adjusted Revenue ...........................    $  982    $  970          1     $2,781    $2,905        (4)
Adjusted Operating Expense .................       638       598          7      1,818     1,728         5
                                                ------    ------                ------    ------
Operating Margin ...........................       344       372         (8)       963     1,177       (18)
Credit Costs ...............................       139        91         53        373       280        33
                                                ------    ------                ------    ------
Operating Margin Less Credit Costs .........       205       281        (27)       590       897       (34)
Additional Provision .......................        11        15        (27)        33        26        27
Restructuring Charge .......................      --         131         NM       --         131        NM
                                                ------    ------                ------    ------
Income Before Taxes ........................       194       135         44        557       740       (25)
Income Taxes (Benefit) .....................        36        (1)        NM        100       125       (20)
                                                ------    ------                ------    ------
Net Income .................................    $  158    $  136         16     $  457    $  615       (26)
--------------------------------------------    ------    ------        ---     ------    ------       ---
                                                ------    ------        ---     ------    ------       ---
Average Assets (In Billions of Dollars) ....    $   45    $   43          5     $   43    $   42         2
Return on Assets (%) .......................      1.39      1.25         --       1.43      1.96      --
--------------------------------------------    ------    ------        ---     ------    ------       ---
                                                ------    ------        ---     ------    ------       ---
Excluding Restructuring Charge:
Core Business Income .......................    $  158    $  218        (28)    $  457    $  697       (34)
Return on Assets (%) .......................      1.39      2.01         --       1.43      2.22        --
--------------------------------------------    ------    ------        ---     ------    ------       ---
                                                ------    ------        ---     ------    ------       ---


(A) Reclassified to conform to the latest quarter's presentation.

NM Not meaningful, as percentage equals or exceeds 100%.

--------------------------------------------------------------------------------

Income before taxes in the emerging markets was $194 million and $557 million in the 1998 third quarter and nine months, down $72 million and $314 million from 1997 (excluding the $131 million 1997 third quarter restructuring charge), reflecting economic conditions, including weakened currencies, which reduced income before taxes in Asia Pacific (excluding Japan and the Indian subcontinent, but including Australia and New Zealand) by approximately $36 million and $179 million, respectively. Earnings in Latin America benefited from the addition of certain assets and liabilities of Confia, that was more than offset by higher credit costs and a decline in Credicard earnings, a 33% owned Brazilian Card affiliate. Additionally, economic conditions in India and Pakistan contributed to the lower earnings in the emerging markets. Core business income for the 1998 third quarter and nine months was $158 million and $457 million, compared with $218 million and $697 million in 1997. Cards represented 20% and 27% of emerging markets Core business income in the 1998 third quarter and nine months, compared with 33% and 37% in the 1997 periods.

Revenue in Latin America was up 14% and 4% in the 1998 third quarter and nine months, reflecting the acquisition of certain assets and liabilities of Confia and account and business volume growth, partially offset by lower earnings in Credicard and reduced spreads in certain countries. Asia Pacific revenue declined 10% and 13% in the quarter and nine months, reflecting the effect of foreign currency translation, and spread compression in certain countries, offset by account and business volume growth resulting from the "flight to quality" in the region. Foreign currency translation reduced revenue growth by approximately 13 percentage points in the 1998 third quarter and nine months.

Adjusted operating expense grew 7% and 5% in the 1998 third quarter and nine months, reflecting the addition of certain assets and liabilities of Confia and continued spending in new markets, as well as account and business volume growth, partially offset by the effect of foreign currency translation. Foreign currency translation reduced expense growth by approximately 13 percentage points in both the 1998 third quarter and nine months.

Credit costs were $139 million in the quarter, up $6 million from the 1998 second quarter and $48 million from the 1997 third quarter, reflecting economic conditions in Latin America and Asia Pacific. The net credit loss ratio in Asia Pacific was 1.10%, down from 1.16% in the 1998 second quarter and up from 0.63% a year ago. The net credit loss ratio in Latin America was 2.82%, up from 2.51% in the 1998 second quarter and 2.09% a year ago. Emerging markets managed loans delinquent 90 days or more were $748 million or 2.20% at quarter-end, compared with $647 million or 1.95% at June 30, 1998 and $453 million or 1.31% a year ago. Foreign currency translation reduced reported net credit losses by approximately $22 million and $83 million in the 1998 third quarter and nine months.

The emerging markets businesses continued to build the allowance for credit losses with charges in excess of net write-offs of $11 million and $33 million in the 1998 third quarter and nine months.

--------------------------------------------------------------------------------
Global Consumer in Developed Markets
--------------------------------------------------------------------------------


                                                    Third Quarter        %            Nine Months             %
                                                  -----------------                -----------------
(In Millions of Dollars)                          1998     1997 (A)    Change      1998      1997 (A)       Change
--------------------------------------------      ----     --------    ------      ----      --------       ------
Adjusted Revenue ...........................    $ 3,217    $ 2,564       25       $ 8,967    $ 7,676         17
Adjusted Operating Expense .................      1,769      1,413       25         4,961      4,152         19
                                                -------    -------                -------    -------
Operating Margin ...........................      1,448      1,151       26         4,006      3,524         14
Credit Costs ...............................        905        765       18         2,643      2,392         10
                                                -------    -------                -------    -------
Operating Margin Less Credit Costs .........        543        386       41         1,363      1,132         20
Additional Provision .......................         14         10       40            42         49        (14)
Restructuring Charge .......................       --          449       NM          --          449         NM
                                                -------    -------                -------    -------
Income (Loss) Before Taxes .................        529        (73)      NM         1,321        634         NM
Income Taxes (Benefit) .....................        210        (38)      NM           514        216         NM
                                                -------    -------                -------    -------
Net Income (Loss) ..........................    $   319    ($   35)      NM       $   807    $   418         93
--------------------------------------------    -------    -------       ---      -------    -------         ---
                                                -------    -------       ---      -------    -------         ---
Average Assets (In Billions of Dollars) ....    $    99    $    91        9       $    96    $    90          7
Return on Assets (%) .......................       1.28       --         --          1.13       0.62         --
--------------------------------------------    -------    -------       ---      -------    -------         ---
                                                -------    -------       ---      -------    -------         ---
Excluding Restructuring Charge:
Core Business Income .......................    $   319    $   234       36       $   807    $   687         17
Return on Assets (%) .......................       1.28       1.02       --          1.13       1.02         --
                                                -------    -------       ---      -------    -------        ---
                                                -------    -------       ---      -------    -------        ---



(A) Reclassified to conform to the latest quarter's presentation.

NM Not meaningful, as percentage equals or exceeds 100%.

--------------------------------------------------------------------------------

Income before taxes in the developed markets was $529 million and $1.3 billion in the 1998 third quarter and nine months, up $153 million or 41% and $238 million or 22% from the 1997 periods (excluding the $449 million restructuring charge in the 1997 third quarter), despite $107 million and $214 million of UCS acquisition premium costs. The growth in income before taxes reflected strong performance in U.S. bankcards and in Japan, and increases in the U.S. and Europe Citibanking businesses, partially offset by higher spending on technology initiatives primarily related to electronic banking. Core business income for the 1998 third quarter and nine months was $319 million and $807 million, compared to $234 million and $687 million in 1997.

Adjusted revenue of $3.2 billion and $9.0 billion in the 1998 third quarter and nine months was up 25% and 17% from 1997, reflecting improvements in U.S. bankcards, including the acquisition of UCS in the 1998 second quarter, and increases in Citibanking and the Private Bank. Excluding UCS, U.S. bankcards revenue was up 16% and 8% in the quarter and nine months, benefiting from risk-based pricing strategies and higher interchange fee revenue, and in the nine months, offset by reduced spreads. Interchange fee revenue reflected pricing changes, and charge volume increases due to UCS and 8% and 7% overall growth, in the quarter and nine months, in other U.S. bankcard portfolios.

Adjusted operating expense increased $356 million and $809 million in the quarter and nine months, reflecting UCS (including the amortization of the acquisition premium), increased advertising and marketing, spending on technology initiatives primarily related to electronic banking, and an increased sales force and higher product development costs in the Private Bank, together with business volume growth.

Credit costs in the developed markets were down $48 million from the 1998 second quarter, reflecting improvements in U.S bankcards. Credit costs in U.S. bankcards were $795 million or 5.23% of average managed loans for the quarter, compared to $842 million or 5.73% in the 1998 second quarter, and $639 million or 5.58% a year ago. Excluding UCS, the 12-month-lagged loss ratio was 5.49% in the quarter, compared with 5.98% in the 1998 second quarter and 5.93% a year ago. U.S. bankcards managed loans delinquent 90 days or more were $924 million or 1.51% at quarter-end, compared with $942 million or 1.58% for the prior quarter and $806 million or 1.76% a year ago.

The developed markets businesses continued to build the allowance for credit losses with charges in excess of net write-offs of $14 million and $42 million in the 1998 third quarter and nine months.


--------------------------------------------------------------------------------
Citibanking
--------------------------------------------------------------------------------


                                                    Third Quarter            %              Nine Months             %
                                             ----------------------------           ----------------------------
(In Millions of Dollars)                          1998        1997 (A)     Change       1998        1997 (A)     Change
------------------------------------------      -------      --------      ------       ----        --------     ------
Revenue...................................      $ 1,680       $ 1,532         10       $ 4,803       $ 4,536        6
Operating Expense.........................        1,260         1,148         10         3,647         3,318       10
                                                -------       -------                  -------       -------
Operating Margin..........................          420           384          9         1,156         1,218       (5)
Credit Costs..............................          144           135          7           425           428       (1)
                                                -------       -------                  -------       -------
Operating Margin Less Credit Costs........          276           249         11           731           790       (7)
Additional Provision......................           (1)            -         NM            (7)            -       NM
Restructuring Charge......................           --           457         NM             -           457       NM
                                                -------       -------                  -------       -------
Income (Loss) Before Taxes................          277          (208)        NM           738           333       NM
Income Taxes (Benefit)....................           99          (101)        NM           253            73       NM
                                                -------       -------                  -------       -------
Net Income (Loss).........................      $   178       $  (107)        NM       $   485       $   260       87
                                                -------       -------         --       -------       -------       --
                                                -------       -------         --       -------       -------       --
Average Assets (In Billions of Dollars)         $    92       $    85          8       $    89       $    84        6
Return on Assets (%)......................         0.77           --          --          0.73          0.41       --
                                                -------       -------         --       -------       -------       --
                                                -------       -------         --       -------       -------       --
Excluding Restructuring Charge:
Core Business Income......................      $   178       $   168          6       $   485       $   535       (9)
Return on Assets (%)......................         0.77          0.78         --          0.73          0.85       --
                                                -------       -------         --       -------       -------       --
                                                -------       -------         --       -------       -------       --


(A) Reclassified to conform to the latest quarter's presentation. NM Not meaningful, as percentage equals or exceeds 100%.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Cards
--------------------------------------------------------------------------------


                                                  Third Quarter       %         Nine Months           %
                                                -----------------             -----------------
(In Millions of Dollars)                         1998    1997 (A)   Change     1998    1997 (A)     Change
--------------------------------------------    ------   --------   ------    ------   --------     ------
Adjusted Revenue ...........................    $2,225    $1,707      30      $6,064    $5,200        17
Adjusted Operating Expense .................       942       673      40       2,529     2,024        25
                                                ------    ------              ------    ------
Operating Margin ...........................     1,283     1,034      24       3,535     3,176        11
Credit Costs ...............................       907       729      24       2,609     2,254        16
                                                ------    ------              ------    ------
Operating Margin Less Credit Costs .........       376       305      23         926       922        --
Additional Provision .......................        26        25       4          82        75         9
Restructuring Charge .......................      --          95      NM        --          95        NM
                                                ------    ------              ------    ------
Income Before Taxes ........................       350       185      89         844       752        12
Income Taxes ...............................       123        50      NM         287       213        35
                                                ------    ------              ------    ------
Net Income .................................    $  227    $  135      68      $  557    $  539         3
--------------------------------------------    ------    ------     ---      ------    ------       ---
                                                ------    ------     ---      ------    ------       ---

Average Assets (In Billions of Dollars) ....    $   35    $   32       9      $   33    $   31         6
Return on Assets (%) .......................      2.57      1.67      --        2.26      2.32        --
--------------------------------------------    ------    ------     ---      ------    ------       ---
                                                ------    ------     ---      ------    ------       ---
Excluding Restructuring Charge:
Core Business Income .......................    $  227    $  193      18      $  557    $  597        (7)
Return on Assets (%) .......................      2.57      2.39      --        2.26      2.57        --
--------------------------------------------    ------    ------      --      ------    ------       ---
                                                ------    ------     ---      ------    ------       ---


(A)  Reclassified to conform to the latest quarter's presentation.

NM Not meaningful, as percentage equals or exceeds 100%.


--------------------------------------------------------------------------------
Private Bank
--------------------------------------------------------------------------------


                                                   Third Quarter            %              Nine Months              %
                                                --------------------                   -------------------
(In Millions of Dollars)                        1998        1997 (A)      Change       1998        1997 (A)       Change
--------------------------------------------    -----       --------      ------       ----        --------       ------
Adjusted Revenue............................    $ 294         $ 295          --        $ 881         $ 845           4
Adjusted Operating Expense..................      205           190           8          603           538          12
                                                -----         -----                     ----         -----
Operating Margin............................       89           105         (15)         278           307          (9)
Credit Benefits.............................       (7)           (8)        (13)         (18)          (10)         80
                                                -----         -----                     ----         -----
Operating Margin Less Credit Benefits.......       96           113         (15)         296           317          (7)
Restructuring Charge........................        -            28          NM            -            28          NM
                                                -----         -----                     ----         -----
Income Before Taxes.........................       96            85          13          296           289           2
Income Taxes................................       24            12          NM           74            55          35
                                                -----         -----                     ----         -----
Net Income..................................    $  72         $  73          (1)       $ 222         $ 234          (5)
--------------------------------------------    -----         -----         ---         ----         -----         ---
                                                -----         -----         ---         ----         -----         ---

Average Assets (In Billions of Dollars)         $  17         $  17          --        $  17         $  17          --
Return on Assets (%)........................     1.68          1.70          --         1.75          1.84          --
--------------------------------------------    -----         -----         ---         ----         -----         ---
                                                -----         -----         ---         ----         -----         ---

Excluding Restructuring Charge:
Core Business Income........................    $  72         $  91         (21)        $222         $ 252         (12)
Return on Assets (%)........................     1.68          2.12          --         1.75          1.98          --
--------------------------------------------    -----         -----         ---         ----         -----         ---
                                                -----         -----         ---         ----         -----         ---


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

--------------------------------------------------------------------------------
Consumer Loan Delinquency Amounts, Net Credit Losses, and Ratios
--------------------------------------------------------------------------------


                                          Total                                          Average
                                          Loans         90 Days or More Past Due (A)      Loans          Net Credit Losses (A)
                                         ---------    --------------------------------   ---------   ------------------------------
(In Millions of Dollars,                 Sept. 30,    Sept. 30,   June 30,   Sept. 30,   3rd Qtr.    3rd Qtr.    2nd Qtr.   3rd Qtr.
  except Loan Amounts in Billions)         1998        1998        1998       1997         1998       1998        1998        1997
--------------------------------------   ---------    -------     -------    -------     ---------   -------     -------    -------
Citibanking ..........................   $    70.1    $ 2,119     $ 1,995    $ 2,082     $    69.0   $   144     $   144    $   135
Ratio ................................                   3.02%       2.93%      3.07%                   0.83%       0.85%      0.80%
Cards
U.S. Bankcards (B) ...................        61.2        924         942        806          60.3       795         842        639
Ratio ................................                   1.51%       1.58%      1.76%                   5.23%       5.73%      5.58%
Other (C) ............................        10.0        230         220        182           9.5       112         103         90
Ratio ................................                   2.31%       2.30%      1.98%                   4.66%       4.42%      3.92%
Private Bank .........................        16.4        195         197        146          16.3         1        --           (4)
Ratio ................................                   1.19%       1.23%      0.94%                   0.02%         NM         NM

Total Managed ........................       157.7      3,468       3,354      3,216         155.1     1,052       1,089        860
Ratio ................................                   2.20%       2.19%      2.32%                   2.69%       2.88%      2.50%
--------------------------------------   ---------    -------     -------    -------     ---------   -------     -------    -------
Securitization Activity (D)
Securitized Credit Card Receivables ..       (40.4)      (611)       (601)      (452)        (39.9)     (539)       (542)      (378)
Loans Held for Sale ..................        (5.2)       (38)        (40)       (34)         (5.2)      (34)        (37)       (30)
--------------------------------------   ---------    -------     -------    -------     ---------   -------     -------    -------
Total Loans ..........................   $   112.1    $ 2,819     $ 2,713    $ 2,730     $   110.0   $   479     $   510    $   452
Ratio ................................                   2.51%      2.53%       2.51%                   1.72%       1.86%      1.67%
--------------------------------------   ---------    -------     -------    -------     ---------   -------     -------    -------
--------------------------------------   ---------    -------     -------    -------     ---------   -------     -------    -------
Managed Portfolio
Developed markets ....................   $   123.7   $ 2,720     $ 2,707     $ 2,763     $   121.6   $   913     $   956    $   769
Ratio ................................                  2.20%       2.25%       2.66%                   2.97%       3.24%      2.98%
Emerging markets .....................        34.0       748         647         453          33.5       139         133         91
Ratio ................................                  2.20%       1.95%       1.31%                   1.65%       1.61%      1.06%
--------------------------------------   ---------    -------     -------    -------     ---------   -------     -------    -------
                                         ---------    -------     -------    -------     ---------   -------     -------    -------
Emerging markets Portfolio (E)
Asia Pacific .........................   $    22.6   $   448     $   374     $   253     $    22.2   $    60     $    63    $    38
Ratio ................................                  1.99%       1.70%       1.04%                   1.10%       1.16%      0.63%
Latin America ........................        9.9        254         227         162           9.9        70          61         45
Ratio ................................                  2.56%       2.28%       1.83%                   2.82%       2.51%      2.09%
CEEMEA (F) ...........................        1.5         46          46          38           1.4         9           9          8
Ratio ................................                  3.13%       3.40%       2.67%                   2.71%       2.86%      2.13%
--------------------------------------   ---------    -------     -------    -------     ---------   -------     -------    -------
                                         ---------    -------     -------    -------     ---------   -------     -------    -------


(A) The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.

(B) The U.S. bankcards managed ratios of 90 days or more past due and net credit losses were reduced by 11 basis points and 23 basis points, respectively, in the current quarter, and by 12 basis points and 24 basis points in the preceding quarter, due to the addition of the UCS portfolio.

(C) Includes bankcards outside of the U.S., worldwide Diners Club, and private label cards.

(D) See page 37 for a description of the effect of credit card securitization activity.

(E)  Includes Private Bank and excludes Japan.

(F)  Central and Eastern Europe, Middle East, and Africa.

NM Not meaningful.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Consumer Loan Balances, Net of Unearned Income
--------------------------------------------------------------------------------


                                                     End of Period                         Average
                                           --------------------------------    --------------------------------
                                           Sept. 30,   June 30,    Sept. 30,   3rd Qtr.    2nd Qtr.    3rd Qtr.
(In Billions of Dollars)                     1998        1998        1997        1998        1998        1997
----------------------------------------   --------    --------    --------    --------    --------    --------
Managed ................................   $  157.7    $  153.4    $  138.6    $  155.1    $  151.8    $  136.5
Securitized Credit Card Receivables ....      (40.4)      (41.3)      (26.0)      (39.9)      (36.8)      (24.8)
Loans Held for Sale ....................       (5.2)       (4.7)       (4.0)       (5.2)       (4.6)       (4.1)
----------------------------------------   --------    --------    --------    --------    --------    --------
Loan Portfolio .........................   $  112.1    $  107.4    $  108.6    $  110.0    $  110.4    $  107.6
----------------------------------------   --------    --------    --------    --------    --------    --------
----------------------------------------   --------    --------    --------    --------    --------    --------


Total delinquencies 90 days or more past due in the managed portfolio were $3.5 billion with a related delinquency ratio of 2.20% ($3.3 billion or 2.31% excluding UCS) at September 30, 1998, compared with $3.4 billion or 2.19% ($3.2 billion or 2.29% excluding UCS) at June 30, 1998 and $3.2 billion or 2.32% a year ago. Total managed net credit losses in the 1998 third quarter were $1.1 billion and the related loss ratio was 2.69% ($886 million and 2.50% excluding
UCS) compared with $1.1 billion and 2.88% ($913 million and 2.66% excluding UCS) in the 1998 second quarter and $860 million and 2.50% in the 1997 third quarter.

In Citibanking, managed loans delinquent 90 days or more were $2.1 billion with a related ratio of 3.02% at September 30, 1998, compared with $2.0 billion or 2.93% at June 30, 1998 and $2.1 billion or 3.07% a year ago. The change in delinquencies from both June 30, 1998 and September 30, 1997 reflects increases in Asia Pacific and Latin America and improvements in the U.S. mortgage portfolio, as well as the effect of foreign currency translation. Net credit losses in the 1998 third quarter were $144 million and the related loss ratio was 0.83%, compared with $144 million and 0.85% in the 1998 second quarter and $135 million and 0.80% in the 1997 third quarter. The increase in net credit losses from a year ago reflects higher losses in Latin America and Asia Pacific, offset by lower losses in U.S. mortgages and Germany, and the effect of foreign currency translation.

U.S. bankcards managed loans delinquent 90 days or more were $924 million or 1.51% at quarter-end, compared with $942 million or 1.58% at June 30, 1998 and $806 million or 1.76% a year ago. Net credit losses were $795 million and the related loss ratio was 5.23% in the quarter, compared with $842 million and 5.73% in the 1998 second quarter and $639 million and 5.58% a year ago. Excluding UCS, the 12-month-lagged loss ratio was 5.49% in the quarter, compared with 5.98% in the 1998 second quarter and 5.93% a year ago. The percent of gross write-offs from bankruptcies in the quarter was 42.7% compared with 41.1% in the prior quarter and 39.8% in the 1997 third quarter.

The other Cards businesses include bankcards outside the United States, worldwide Diners Club, and private label cards. Loans delinquent 90 days or more of $230 million at September 30, 1998 were up from $220 million at June 30, 1998 and $182 million at September 30, 1997. Net credit losses in the 1998 third quarter of $112 million increased from $103 million in the prior quarter and $90 million a year ago. The increase in both delinquencies and net credit losses primarily reflects higher amounts in Asia Pacific and Latin America. As compared to a year ago, delinquencies and net credit losses were reduced by the effect of foreign currency translation.

Private Bank loans delinquent 90 days or more were $195 million or 1.19% of loans at September 30, 1998, compared with $197 million or 1.23% at June 30, 1998 and $146 million or 0.94% a year ago. The increase from a year ago primarily reflects an increase in nonaccrual loans in Asia Pacific, partially offset by improvements in North America.

Total consumer loans on the balance sheet delinquent 90 days or more on which interest continued to be accrued were $1.0 billion as of September 30, 1998, compared with $983 million as of both June 30, 1998 and September 30, 1997. Included in these amounts are U.S. government-guaranteed student loans of $284 million, $247 million, and $250 million, respectively. Other consumer loans delinquent 90 days or more on which interest continued to be accrued (which primarily include worldwide bankcard receivables and certain portfolios in Germany) were $741 million, $736 million, and $733 million, respectively. The majority of these other loans are written off upon reaching a stipulated number of days past due. See the table entitled "Cash-Basis, Renegotiated, and Past Due Loans" on page 47.

Citicorp's policy for suspending the accrual of interest on consumer loans varies depending on the terms, security, and credit loss experience characteristics of each product, as well as write-off criteria in place. As of September 30, 1998, interest accrual had been suspended on $1.9 billion of consumer loans, primarily consisting of Citibanking loans, unchanged from both the prior quarter and a year ago, reflecting improvements in U.S. mortgages offset by increases in Asia Pacific and Latin America. U.S. mortgages on which the accrual of interest had been suspended were $377 million at September 30, 1998, down from $424 million at June 30, 1998 and $542 million at September 30, 1997, reflecting continued improvement in the credit quality of the portfolio.

The portion of Citicorp's aggregate allowance for credit losses attributed to the consumer portfolio was $2.9 billion as of September 30, 1998 and June 30, 1998, up from $2.5 billion a year ago, reflecting the addition of $320 million of credit loss reserves related to the acquisition of UCS in the 1998 second quarter. The aggregate allowance for credit losses reflected an additional provision of $25 million in excess of net write-offs per quarter for each period presented. The allowance as a percentage of loans on the balance sheet was 2.60% as of September 30, 1998, compared with 2.66% at June 30, 1998 and 2.27% a year ago. See "Provision and Credit Loss Reserves" on page 33 for further discussion.

Net credit losses and the related loss ratios may increase from the 1998 third quarter as a result of global economic conditions, particularly in Latin America and Asia Pacific, the credit performance of the portfolios, including bankruptcies, seasonal factors, and other changes in portfolio levels. Additionally, delinquencies and loans on which the accrual of interest is suspended could remain at relatively high levels.

--------------------------------------------------------------------------------
Global Corporate Banking
--------------------------------------------------------------------------------


Global Corporate Banking serves corporations, financial institutions, governments, investors, and other participants in capital markets throughout the world.

                                                           Third Quarter         %          Nine Months                %
                                                       ---------------------             --------------------
(In Millions of Dollars)                                 1998       1997 (A)   Change     1998       1997 (A)        Change
                                                       -------      -------    ------    -------     -------         ------
Adjusted Revenue .................................     $ 1,472      $ 1,785      (18)    $ 5,377     $ 5,204            3
Adjusted Operating Expense .......................       1,424        1,267       12       4,138       3,619           14
                                                       -------      -------             -------     -------
Operating Margin .................................          48          518      (91)      1,239       1,585          (22)
Credit Costs (Benefits) ..........................         231           (3)      NM         326         (55)          NM
                                                       -------      -------             -------     -------
Operating Margin Less Credit Costs (Benefits) ....        (183)         521       NM         913       1,640          (44)
Restructuring Charge .............................        --            281       NM        --           281           NM
                                                       -------      -------            -------     -------
Income (Loss) Before Taxes .......................        (183)         240       NM         913       1,359          (33)
Income Taxes (Benefit) ...........................         (56)          (9)      NM         273         256            7
                                                       -------      -------             -------     -------
Net Income (Loss) ................................    ($   127)     $   249       NM     $   640     $ 1,103          (42)
--------------------------------------------------     -------      -------      ---     -------     -------          ---
                                                       -------      -------      ---     -------     -------          ---
Average Assets (In Billions of Dollars) ..........     $   173      $   151       15     $   169     $   145           17
Return on Assets (%) .............................        --           0.65       --        0.51        1.02           --
--------------------------------------------------     -------      -------      ---     -------     -------          ---
                                                       -------      -------      ---     -------     -------          ---
Excluding Restructuring Charge:
Core Business Income (Loss) ......................    ($   127)     $   417       NM     $   640     $ 1,271          (50)
Return on Assets (%) .............................        --           1.10       --        0.51        1.17           --
--------------------------------------------------     -------      -------      ---     -------     -------          ---
                                                       -------      -------      ---     -------     -------          ---

(A) Reclassified to conform to the latest quarter's presentation, including the reclassification of Citicorp's venture capital activities and the results of certain investments in the former refinancing countries to a new business segment called "Investment Activities."

NM Not meaningful, as percentage equals or exceeds 100%.

--------------------------------------------------------------------------------

Global Corporate Banking reported declines in core business income of $544 million and $631 million in the 1998 third quarter and nine-month comparisons. Excluding a 1997 third quarter restructuring charge of $281 million, income before taxes in the quarterly and nine-month comparisons declined $704 million and $727 million, respectively. The 1998 third quarter and nine months included a pretax loss of $384 million attributable to the financial market turmoil in Russia, which affected revenue and credit costs, as well as a pretax $138 million writedown of fixed income inventories. The effective income tax rates rose to 31% and 30% in the 1998 third quarter and nine months from 20% and 23% in the respective 1997 periods due to changes in the nature and geographic mix of pretax earnings.

Adjusted revenue declined $313 million or 18% (13% excluding the effect of foreign currency translation) in the quarterly comparison but grew $173 million or 3% (9% excluding the effect of foreign currency translation) in the nine-month comparison. The decline in the quarterly comparison reflects lower results in both the Emerging Markets business and Global Relationship Banking primarily attributable to the volatility experienced in the global capital markets during the quarter, while the improvement in the nine-month comparison reflects moderate growth in Global Relationship Banking. Adjusted operating expense increased $157 million or 12% and $519 million or 14% (15% and 18% excluding the effect of foreign currency translation) in the quarterly and nine-month comparisons. Credit costs rose $234 million and $381 million in the quarterly and nine-month comparisons primarily due to higher write-offs in Russia and Indonesia and, in the nine-month comparison, Thailand.

Cash-basis loans of $1.3 billion declined $13 million from the 1998 second quarter, but increased $312 million from the 1997 third quarter. Cash-basis loans in Global Relationship Banking of $286 million declined $14 million from the 1998 second quarter and declined $150 million from the year-ago quarter, primarily in the real estate portfolio. Cash-basis loans in the Emerging Markets business of $982 million were essentially unchanged from the 1998 second quarter, but grew $462 million from a year ago. The increase from the year-ago quarter is primarily due to the economic turmoil affecting Indonesia and Thailand. At September 30, 1998 and June 30, 1998, the Emerging Markets business cash-basis loans included $44 million of balance sheet credit exposures related to foreign currency derivative contracts for which the recognition of revaluation gains has been suspended. The amounts included a year ago were not material. Commercial OREO of $345 million was essentially unchanged from the 1998 second quarter and improved $134 million from the year-ago quarter, primarily in the real estate portfolio. See the tables entitled "Cash-Basis, Renegotiated, and Past Due Loans" and "Other Real Estate Owned (OREO) and Assets Pending Disposition" on page 47.

Exposure to hedge funds under foreign exchange and derivatives contracts totaled $45 million at September 30, 1998 and was fully collateralized by cash and U.S. Treasury securities. Other outstandings and commitments to hedge funds totaled $162 million, of which $129 million was secured and $33 million was unsecured. There was no equity investment in hedge funds. The value of foreign exchange and derivatives contracts, and the value of collateral, will fluctuate with market conditions.

Levels of trading-related revenue, securities transactions, and net asset gains in Global Corporate Banking may fluctuate in the future as a result of market and asset-specific factors. See pages 31 - 33 for discussions of trading-related revenue, securities transactions, and net asset gains that supplement the comments in the Emerging Markets and Global Relationship Banking sections that follow. Losses on commercial lending activities can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Credit costs and cash-basis loans may increase from the 1998 third quarter level due to global economic developments, sovereign or regulatory actions, and other factors. See "Provision and Credit Loss Reserves" on page 33 for additional discussion of the Global Corporate Banking portfolio.

--------------------------------------------------------------------------------
Emerging Markets
--------------------------------------------------------------------------------

                                                              Third Quarter            %              Nine Months             %
                                                       ----------------------------           ----------------------------
(In Millions of Dollars)                                   1998        1997 (A)      Change       1998        1997 (A)     Change
---------------------------------------------------    ----------------------------------------------------------------------------

Adjusted Revenue....................................        $713          $883         (19)       $2,536        $2,511          1
Adjusted Operating Expense..........................         531           499           6         1,549         1,415          9
                                                       ----------------------------           ----------------------------
Operating Margin....................................         182           384         (53)          987         1,096        (10)
Credit Costs........................................         212            35          NM           378            82         NM
                                                       ----------------------------           ----------------------------
Operating Margin less Credit Costs..................         (30)          349          NM           609         1,014        (40)
Restructuring Charge................................           -            54          NM             -            54         NM
                                                       ----------------------------           ----------------------------
Income (Loss) Before Taxes..........................         (30)          295          NM           609           960        (37)
Income Taxes (Benefit)..............................         (11)           47          NM           136           153        (11)
                                                       ----------------------------           ----------------------------
Net Income (Loss)...................................       ($ 19)         $248          NM       $   473       $   807        (41)
                                                       ----------------------------------------------------------------------------
                                                       ----------------------------------------------------------------------------
Average Assets (In Billions of Dollars)..............        $81           $68          19           $79           $64         23
Return on Assets (%)................................           -          1.45           -          0.80          1.69          -
                                                       ----------------------------------------------------------------------------
                                                       ----------------------------------------------------------------------------
Excluding Restructuring Charge:
Core Business Income (Loss).........................        ($19)         $280          NM          $473          $839        (44)
Return on Assets (%)................................           -          1.63           -          0.80          1.75          -
                                                       ----------------------------------------------------------------------------
                                                       ----------------------------------------------------------------------------

(A) Reclassified to conform to the latest quarter's presentation, including the reclassification of the results of certain investments in the former refinancing countries to a new business segment called "Investment Activities."
NM Not meaningful, as percentage equals or exceeds 100%.
--------------------------------------------------------------------------------


The Emerging Markets business reported declines in core business income of $299 million and $366 million in the 1998 third quarter and nine-month comparisons. Excluding a 1997 third quarter restructuring charge of $54 million, income before taxes in the quarterly and nine-month comparisons declined $379 million and $405 million, respectively. The 1998 third quarter and nine months included a pretax loss of $301 million attributable to the financial market turmoil in Russia, which affected revenue and credit costs as discussed below. The effective income tax rates rose to 37% and 22% in the 1998 third quarter and nine months from 20% and 17% in the respective 1997 periods due to changes in the nature and geographic mix of pretax earnings.

Adjusted revenue declined $170 million or 19% (10% excluding the effect of foreign currency translation) in the quarterly comparison, but grew $25 million or 1% (11% excluding the effect of foreign currency translation) in the nine-month comparison. The decline in the quarterly comparison reflected an $84 million decline in trading-related revenue attributable to the volatility experienced in the global capital markets during the quarter (including $57 million attributable to Russia), a $148 million writedown of impaired Russian available-for-sale securities, and lower corporate finance revenue, partially offset by double-digit growth in transaction banking services and loan product revenue. The improvement in the nine-month comparison is attributable to an $84 million improvement in trading-related revenue and double-digit growth in transaction banking services revenue, partially offset by lower corporate finance revenue. See page 31 for an analysis of trends in the components of trading-related revenue.

Adjusted revenue in Asia Pacific (comprising 13 countries and territories excluding Japan and the Indian subcontinent, but including Australia and New Zealand) declined 2% in the quarterly comparison but grew 12% in the nine-month comparison. The decline in the quarterly comparison is attributable primarily to lower trading-related revenue, partially offset by improved treasury results. The improvement in the nine-month comparison resulted from higher trading-related revenue, improved treasury results, and moderate growth in transaction banking services. Revenue attributed to the Embedded Bank and Emerging Local Corporate strategies (Citicorp's plans to gain market share in selected emerging market countries), together with new franchises, accounted for 9% and 7% of the Emerging Markets business revenue in the 1998 third quarter and nine months, and was up 59% and 62% in the quarterly and nine-month comparisons. About 37% and 30% of the revenue in the Emerging Markets business in the 1998 third quarter and nine months was attributable to business from multinational companies managed jointly with Global Relationship Banking, with that revenue having grown 6% and 12% in the quarterly and nine-month comparisons.

Adjusted operating expense increased $32 million or 6% (13% excluding the effect of foreign currency translation) and $134 million or 9% (16% excluding the effect of foreign currency translation) in the quarterly and nine-month comparisons. The growth in both comparisons reflected investment spending to build the franchise, including costs associated with Citicorp's Embedded Bank and Emerging Local Corporate strategies, and volume-related expense growth.

Credit costs rose $177 million and $296 million in the quarterly and nine-month comparisons. The increases in both comparisons reflected $96 million attributable to the financial market turmoil in Russia, with the balance concentrated in Indonesia and, in the nine-month comparison, Thailand.

Average assets in the 1998 third quarter and nine months grew $13 billion or 19% and $15 billion or 23% reflecting growth across all geographic segments, and was concentrated in the loan portfolio and treasury initiatives, together with trade finance products.


--------------------------------------------------------------------------------
Global Relationship Banking
--------------------------------------------------------------------------------

                                                              Third Quarter            %              Nine Months             %
                                                       ----------------------------           ----------------------------
(In Millions of Dollars)                                   1998        1997 (A)      Change       1998        1997 (A)     Change
----------------------------------------------------   ----------------------------------------------------------------------------
Adjusted Revenue....................................        $759          $902         (16)       $2,841        $2,693          5
Adjusted Operating Expense..........................         893           768          16         2,589         2,204         17
                                                       ----------------------------           ----------------------------
Operating Margin....................................        (134)          134          NM           252           489        (48)
Credit Costs (Benefits).............................          19           (38)         NM           (52)         (137)        62
                                                       ----------------------------           ----------------------------
Operating Margin Less Credit Costs (Benefits).......        (153)          172          NM           304           626        (51)
Restructuring Charge................................           -           227          NM             -           227         NM
                                                       ----------------------------           ----------------------------
Income (Loss) Before Taxes..........................        (153)          (55)         NM           304           399        (24)
Income Taxes (Benefit)..............................         (45)          (56)         20           137           103         33
                                                       ----------------------------           ----------------------------
Net Income (Loss )..................................       ($108)       $    1          NM       $   167       $   296        (44)
                                                       ----------------------------------------------------------------------------
                                                       ----------------------------------------------------------------------------
Average Assets (In Billions of Dollars)..............        $92           $83          11           $90           $81         11
Return on Assets (%)................................           -             -           -          0.25          0.49          -
                                                       ----------------------------------------------------------------------------
                                                       ----------------------------------------------------------------------------
Excluding Restructuring Charge:
Core Business Income (Loss).........................       ($108)         $137          NM          $167          $432        (61)
Return on Assets (%)................................           -          0.65           -          0.25          0.71          -
                                                       ----------------------------------------------------------------------------
                                                       ----------------------------------------------------------------------------

(A) Reclassified to conform to the latest quarter's presentation, including the reclassification of Citicorp's venture capital activities to a new business segment called "Investment Activities."
NM Not meaningful, as percentage equals or exceeds 100%.
-------------------------------------------------------------------------------


The Global Relationship Banking business in North America, Europe, and Japan reported declines in core business income of $245 million and $265 million in the 1998 third quarter and nine-month comparisons. Excluding a 1997 third quarter restructuring charge of $227 million, income before taxes in the quarterly and nine-month comparisons declined $325 million and $322 million, respectively. The 1998 third quarter and nine months included a pretax loss of $83 million attributable to the financial market turmoil in Russia, which affected revenue and credit costs as discussed below. The effective income tax rates rose to 29% and 45% in the 1998 third quarter and nine months from 20% and 31% in the respective 1997 periods due to changes in the nature and geographic mix of pretax earnings.

Adjusted revenue declined $143 million or 16% in the quarterly comparison but grew $148 million or 5% in the nine-month comparison. The decline in the quarterly comparison is attributable to a $183 million decline in trading-related revenue resulting from the volatility experienced in global capital markets during the quarter (including $30 million attributable to Russia and a $138 million writedown of fixed income inventories), partially offset by moderate growth in transaction banking services revenue. The improvement in the nine-month comparison is attributable to a $132 million gain on the disposition of two real-estate-related equity interests obtained in connection with loan restructurings, double-digit growth in investment management fees, and moderate growth in transaction banking services revenue, partially offset by a decline in trading-related revenue of $48 million coupled with gains of $23 million and $32 million recognized in 1997 from the sales of a business and an investment from the acquisition finance portfolio. See page 31 for an analysis of trends in the components of trading-related revenue.

Adjusted operating expense grew $125 million or 16% and $385 million or 17% in the quarterly and nine-month comparisons, primarily from increased spending on technology, including costs related to the Year 2000 and the European EMU, volume-related expense growth, and increases in asset management. Incentive compensation declined in the quarterly comparison but grew in the nine-month comparison.

Credit costs (benefits) declined $57 million and $85 million in the quarterly and nine-month comparisons reflecting write-offs of $53 million attributable to the financial market turmoil in Russia and, in the nine-month comparison, a lower level of gains on the sale of OREO.

Average assets rose $9 billion or 11% in both the quarterly and nine-month comparisons, primarily reflecting an increase in the fair value of trading assets, including derivative and foreign exchange contracts and, in the nine-month comparison, growth in the loan portfolio.


--------------------------------------------------------------------------------
Investment Activities      (A)
--------------------------------------------------------------------------------

                                                              Third Quarter            %              Nine Months             %
                                                       ----------------------------           ----------------------------
(In Millions of Dollars)                                   1998          1997        Change       1998          1997       Change
----------------------------------------------------   ----------------------------------------------------------------------------
Revenue.............................................        $117          $348         (66)       $1,024         $802          28
Operating Expense...................................          11             9          22            34           26          31
                                                       ----------------------------           ----------------------------
Operating Margin....................................         106           339         (69)          990          776          28
Credit Benefits.....................................           -            (5)         NM           (10)         (64)        (84)
                                                       ----------------------------           ----------------------------
Income Before Taxes.................................         106           344         (69)        1,000          840          19
Income Taxes........................................          35            85         (59)          212          175          21
                                                       ----------------------------           ----------------------------
Net Income..........................................       $  71          $259         (73)      $   788         $665          18
                                                       ----------------------------------------------------------------------------
                                                       ----------------------------------------------------------------------------
Average Assets (In Billions of Dollars).............          $8            $9         (11)           $9           $9           -
Return on Assets (%)................................        3.52         11.42            -        11.75         9.88            -
                                                       ----------------------------------------------------------------------------
                                                       ----------------------------------------------------------------------------

(A) Investment Activities comprises Citicorp's venture capital activities, certain corporate investments, and the results of certain investments in the former refinancing countries.

NM Not meaningful, as percentage equals or exceeds 100%.

--------------------------------------------------------------------------------

Revenue from Investment Activities declined $231 million or 66% in the quarterly comparison but grew $222 million or 28% in the nine-month comparison. The decline in the quarterly comparison reflected a $266 million reduction in venture capital revenue primarily attributable to the volatility in the U.S. equity markets during the quarter and a $129 million decline in securities transactions attributable to a lower volume of sales due to the turbulent global capital markets during the quarter, partially offset by a $153 million improvement in net asset gains that resulted primarily from the sale of a portion of an investment in Latin America. Revenue growth in the nine-month comparison reflected a $262 million improvement in securities transactions and a $129 million improvement in net asset gains, partially offset by a $97 million decline in venture capital revenue coupled with lower net interest revenue attributable to a lower level of interest-earning assets. Net asset gains in the 1998 and 1997 third quarters and the 1997 nine months included investment writedowns in Latin America of $50 million, $23 million, and $72 million, respectively, and in the 1997 nine months included $46 million related to the refinancing agreement concluded with Peru.

Credit benefits in the 1998 and 1997 nine months included recoveries of $9 million from the refinancing agreement concluded with the Ivory Coast and $50 million from the refinancing agreement concluded with Peru, respectively.

The increase in the effective income tax rate to 33% from 25% in the quarterly comparison is attributable to changes in the nature and geographic mix of pretax earnings.

Levels of venture capital revenue, securities transactions, and net asset gains may fluctuate in the future as a result of market and asset-specific factors. See pages 32 and 33 for further discussions of these revenues.


--------------------------------------------------------------------------------
Corporate Items
--------------------------------------------------------------------------------

                                                              Third Quarter            %              Nine Months             %
                                                       ----------------------------           ----------------------------
(In Millions of Dollars)                                   1998        1997 (A)      Change       1998        1997 (A)     Change
                                                       ----------------------------------------------------------------------------
Revenue.............................................        $283          $277           2         $779          $731           7
Operating Expense...................................          81            77           5          263           228          15
                                                       ----------------------------           ----------------------------
Operating Margin....................................         202           200           1          516           503           3
Restructuring Charge................................           -            28          NM            -            28          NM
                                                       ----------------------------           ----------------------------
Income Before Taxes.................................         202           172          17          516           475           9
Income Taxes........................................          93           270         (66)         516           746         (31)
                                                       ----------------------------           ----------------------------
Net Income (Loss)...................................        $109         ($ 98)         NM       $    -         ($271)         NM
                                                       ----------------------------------------------------------------------------
                                                       ----------------------------------------------------------------------------
Average Assets (In Billions of Dollars).............          $7            $5          40           $7            $6          17
                                                       ----------------------------------------------------------------------------
                                                       ----------------------------------------------------------------------------
Excluding Restructuring Charge:
Income (Loss).......................................        $109          ($61)         NM           $-         ($234)         NM
                                                       ----------------------------------------------------------------------------
                                                       ----------------------------------------------------------------------------

(A) Reclassified to conform to the latest quarter's presentation, including the reclassification of certain corporate investments and the results of certain investments in the former refinancing countries to a new business segment called "Investment Activities."


NM Not meaningful, as percentage equals or exceeds 100%.
--------------------------------------------------------------------------------


Corporate Items includes revenue derived from charging businesses for funds employed, based upon a marginal cost of funds concept, unallocated corporate costs and the offset created by attributing income taxes to core business activities on a local tax-rate basis. Changes in the nature and geographic mix of earnings resulted in an unusually high effective business tax rate of 35% in the 1998 quarter, and 29% in the nine months, up from 25% in both 1997 periods. The increase in the effective rate charged to businesses resulted in a reduction of the tax offset expense held in Corporate Items in the 1998 quarter and nine months. Citicorp's effective tax rate was 37.5% in both 1998 and 1997 periods.

Expense in the 1998 third quarter and nine months included a $10 million and $60 million charge associated with performance-based stock options granted in January 1998, and in the nine month period increases in certain technology expense and other unallocated corporate costs. The 1997 nine months included a $72 million charge associated with performance-based stock options which vested in that period.

--------------------------------------------------------------------------------
Citibank Global Asset Management
--------------------------------------------------------------------------------


The amounts shown below for Citibank Global Asset Management are also included in the results of Global Consumer, Emerging Markets, and Global Relationship Banking.

                                                              Third Quarter            %              Nine Months             %
                                                       ----------------------------           ----------------------------
(In Millions of Dollars)                                   1998          1997        Change       1998          1997       Change
----------------------------------------------------   ----------------------------------------------------------------------------
Revenue.............................................        $103          $104          (1)        $324          $286          13
Operating Expense...................................          98            86          14          280           238          18
                                                       ----------------------------           ----------------------------

Income Before Taxes.................................           5            18         (72)          44            48          (8)
Income Taxes (Benefit)..............................          (2)            -          NM            2             2           -
                                                       ----------------------------           ----------------------------
Net Income..........................................      $    7         $  18         (61)       $  42         $  46          (9)
                                                       ----------------------------------------------------------------------------
                                                       ----------------------------------------------------------------------------
(In Billions of Dollars)
Assets Under Management.............................        $126          $107          18         $126          $107          18
                                                       ----------------------------------------------------------------------------
                                                       ----------------------------------------------------------------------------

NM Not meaningful, as percentage equals or exceeds 100%.
--------------------------------------------------------------------------------


Although included in the results of Global Consumer and Global Corporate Banking, this division is focused upon as a separate Core Business.

Citibank Global Asset Management ("CGAM") manages $126 billion of assets worldwide for major institutional clients, as well as for high net worth individuals and other retail mutual fund shareholders. CGAM offers a broad range of equity, fixed-income, and liquidity products through its investment centers in twenty countries. CGAM's $126 billion in assets under management are comprised of 14% in money market funds, 42% in mutual and institutional commingled funds, and 44% in accounts managed for high net worth individuals, pension funds, corporations, and other institutions.

Declines in market prices depressed third quarter revenue growth. Revenue of $324 million for the 1998 nine months is up 13% from 1997 reflecting an 18% increase in assets under management since last year. Expense growth reflects CGAM's continuing build-up of its fundamental research and quantitative analysis investment teams, as well as incremental technology costs, including costs associated with Year 2000 and EMU.

In the 1998 nine months, CGAM raised over $2 billion from 32 new funds distributed worldwide through the Global Consumer and Global Corporate Banking channels.


--------------------------------------------------------------------------------
MANAGING GLOBAL RISK
--------------------------------------------------------------------------------

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

See "Future Impact of Recently Issued Accounting Standards" on page 38.

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

Citicorp's non-trading price risk exposure is mainly to movements in U.S. dollar interest rates, however recent interest rate volatility in certain Asian countries has resulted in an increased measure of non-U.S. dollar Earnings-at-Risk. As of September 30, 1998, the rate shift over a four week defeasance period applied to the U.S. dollar yield curve for purposes of calculating Earnings-at-Risk was 55 basis points. As of September 30, 1998, the rate shifts applied to non-U.S. currencies for purposes of calculating Earnings-at-Risk over a one to eight week defeasance period ranged from 18 to 1,098 basis points, depending on the currency.

The table below illustrates that as of September 30, 1998, a 55 basis point increase in the U.S. dollar yield curve would have a potential negative impact on Citicorp's pretax earnings of approximately $159 million in the next twelve months, and approximately $33 million for the five year period 1998-2003. A two standard deviation increase in non-U.S. dollar interest rates would have a potential negative impact on Citicorp's pretax earnings of approximately $72 million in the next twelve months, and approximately $113 million for the five year period 1998-2003.


--------------------------------------------------------------------------------
Earnings-at-Risk
--------------------------------------------------------------------------------

                                                                        U.S. Dollar Rate Move of     Non-U.S. Dollar Rate Move of
                                                                     ---------------------------------------------------------------
Impact on Pretax Earnings                                                Two Standard Deviations      Two Standard Deviations (A)
(In Millions of Dollars at September 30, 1998)                          Increase        Decrease      Increase (B)    Decrease (B)
                                                                     --------------------------------------------------------------
                                                                     --------------------------------------------------------------
Overnight to Three Months.........................................       ($  84)         $  89           ($  18)            $18
Four to Six Months................................................          (37)            46              (23)             23
Seven to Twelve Months............................................          (38)            45              (31)             31
                                                                     ---------------------------------------------------------------
Total Overnight to Twelve Months..................................         (159)           180              (72)             72
Year Two..........................................................          (36)            35              (58)             59
Year Three........................................................           10            (16)               -               1
Year Four.........................................................           55            (62)              15             (14)
Year Five.........................................................          126           (142)               3              (2)
Effect of Discounting.............................................          (29)            33               (1)              -
                                                                     ---------------------------------------------------------------
Total ............................................................       ($  33)         $  28            ($113)           $116
                                                                     --------------------------------------------------------------

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

--------------------------------------------------------------------------------
Twelve Month Earnings-at-Risk (impact on pretax earnings)
--------------------------------------------------------------------------------

                                                               U.S. Dollar                             Non-U.S. Dollar
                                                ------------------------------------------------------------------------------------
                                                  Sept. 30,   Dec. 31,        Sept. 30,     Sept. 30,   Dec. 31,        Sept. 30,
(In Millions of Dollars)                            1998        1997            1997          1998        1997            1997
                                                ------------------------------------------------------------------------------------
Assuming a Two Standard Deviation Rate:
   Increase..................................       ($159)        ($180)        ($193)         ($72)         ($25)         ($41)
   Decrease..................................         180           211           223            72            25            41
                                                ------------------------------------------------------------------------------------


The tables above illustrate that Citicorp's pretax earnings in its non-trading activities over the subsequent 12 months would be reduced by an increase in interest rates and would benefit from a decrease in interest rates. For the U.S. dollar portfolio this primarily reflects the utilization of receive-fixed interest rate swaps and similar instruments to effectively modify the repricing characteristics of certain consumer and commercial loan portfolios, deposits, and long-term debt. Correspondingly, derivatives are not used extensively to modify the repricing characteristics of the non-U.S. dollar portfolio. Excluding the effects of these instruments, Citicorp's twelve month Earnings-at-Risk over recent periods would be as shown in the table below:


-------------------------------------------------------------------------------
Twelve Month Earnings-at-Risk (excluding effects of derivatives)
-------------------------------------------------------------------------------

U.S. Dollar Impact on Pretax Earnings                                                       Sept. 30,     Dec. 31,      Sept. 30,
(In Millions of Dollars)                                                                    1998 (A)      1997 (A)        1997
---------------------------------------------------------------------------------------  -------------------------------------------

Assuming a Two Standard Deviation Rate:
   Increase............................................................................         $20          $  64         $103
   Decrease............................................................................          (9)           (44)         (80)
                                                                                         -------------------------------------------

(A) Excluding the effects of derivatives, Citicorp's non-U.S. dollar Earnings-at-Risk would have had a negative impact of $77 million and
    $26 million assuming a two standard deviation increase in rates and a positive impact of $77 million and $27 million assuming a two standard deviation decrease in rates at September 30, 1998 and December 31,
    1997, respectively.
--------------------------------------------------------------------------------

The table on page 21 also illustrates that the risk profile in the one-to-two year time horizon was directionally similar, but generally tends to reverse in subsequent periods. This reflects the fact that the majority of the derivative instruments utilized to modify repricing characteristics as described above will mature within three years. Additional detail regarding these derivative instruments may be found on page 45.

During the 1998 nine months, the U.S. dollar Earnings-at-Risk for the following 12 months assuming a two standard deviation increase in rates would have had a potential negative impact ranging from approximately $65 million to $173 million in the aggregate at each month end, compared with a range from $142 million to $209 million during 1997. The relatively lower U.S. dollar Earnings-at-Risk experienced during the 1998 nine months was primarily due to the reduction in the level of received-fixed swaps, offset slightly by the acquisition of UCS. A two standard deviation increase in non-U.S. dollar interest rates for the following twelve months would have had a potential negative impact ranging from approximately $53 million to $93 million in the aggregate at each month-end during the 1998 nine months, compared with a range from $15 million to $33 million during 1997. The higher non-U.S. dollar Earnings-at-Risk experienced during the 1998 nine months primarily reflected the higher interest rate volatility seen across the Asia Pacific region.

--------------------------------------------------------------------------------
Price Risk in Trading Portfolios
--------------------------------------------------------------------------------

The price risk of trading activities is measured using the Value-at-Risk method, which estimates, at a 99% confidence level, the largest potential loss in pretax market value that could occur over a one day holding period. The Value-at-Risk method incorporates the market factors to which the market value of the trading position is exposed (interest rates, foreign exchange rates, equity and commodity prices, and their implied volatilities), the sensitivity of the position to changes in those market factors, and the volatilities and correlation of those factors. The Value-at-Risk measurement includes the foreign exchange risks that arise in traditional banking businesses as well as in explicit trading positions. The volatilities and correlations used in the Value-at-Risk computation are based on historical experience. The Value-at-Risk method is not a predictor of future results, but rather a probability based measure of potential price risk.

The aggregate pretax Value-at-Risk in the trading portfolios was $18 million at September 30, 1998, and daily exposures averaged $15 million in the 1998 third quarter for Citicorp's major trading centers and ranged from $12 million to $19 million. The level of exposure taken depends on the market environment and expectations of future price and market movements, and will vary from period to period. The trading-related revenue for the 1998 third quarter was $392 million, compared with $730 million for the 1998 second quarter, $728 million for the 1998 first quarter, and $347 million for the 1997 fourth quarter. See "Trading-Related Revenue" on page 31 for additional information.

The table below summarizes Citicorp's Value-at-Risk in its trading portfolio.


--------------------------------------------------------------------------------
Value-at-Risk
--------------------------------------------------------------------------------

                                                                                                            1998
                                                                                                          3rd Qtr.
                                                                                            Sept. 30,       Daily        Dec. 31,
(In Millions of Dollars)                                                                      1998         Average         1997
--------------------------------------------------------------------------------       ---------------------------------------------

Interest Rate...................................................................              $16           $14           $23
Foreign Exchange................................................................                7             6             8
All Other (primarily Equity and Commodity)......................................                5             5             8
Covariance Adjustment...........................................................              (10)          (10)           (14)
                                                                                       ---------------------------------------------
Total ..........................................................................              $18           $15           $25
                                                                                       ---------------------------------------------
                                                                                       ---------------------------------------------

--------------------------------------------------------------------------------
Estimated Fair Value of Financial Instruments
--------------------------------------------------------------------------------


The table on page 24 presents the estimated fair value in excess of (less than) carrying value of Citicorp's financial instruments as defined in accordance with applicable requirements, including financial assets and liabilities recorded on the balance sheet, as well as off-balance sheet instruments such as derivative and foreign exchange contracts and credit card securitizations. To better reflect Citicorp's values subject to market risk and to illustrate the interrelationships that characterize risk management strategies, the table also provides estimated fair value data for the expected time period until runoff of existing deposits with no fixed maturity.

--------------------------------------------------------------------------------
Estimated Fair Value in Excess of (Less Than) Carrying Value
--------------------------------------------------------------------------------

                                                                Sept. 30,     June 30,      Mar. 31,      Dec. 31,      Sept. 30,
(In Billions of Dollars)                                          1998          1998          1998          1997          1997
------------------------------------------------------------  ----------------------------------------------------------------------
Assets and Liabilities......................................     $  6.3        $  6.6        $  6.3          $6.2          $6.2
End-User Derivative and Foreign Exchange Contracts..........        2.3           0.9           0.7           0.7           0.5
Credit Card Securitizations (A).............................       (0.9)         (0.3)         (0.3)         (0.3)         (0.2)
                                                              ----------------------------------------------------------------------
                                                                    7.7           7.2           6.7           6.6           6.5
Deposits with No Fixed Maturity (B).........................        2.6           3.3           3.3           3.3           2.9
                                                              ----------------------------------------------------------------------
Total.......................................................      $10.3         $10.5         $10.0          $9.9          $9.4
                                                              ----------------------------------------------------------------------
                                                              ----------------------------------------------------------------------

(A) Reflects the various components of these transactions, but principally arises from fixed rates payable to certificate holders.

(B) Represents the estimated excess fair value related to the expected time period until runoff of existing deposits with no fixed maturity on the balance sheet, without assuming any regeneration of balances, based on the estimated difference between the cost of funds on these deposits and the cost of funds from alternative sources.
--------------------------------------------------------------------------------

The quarterly fluctuations among financial instruments are typically due to changes in the interest rate environment in the U.S. and other countries. During the 1998 third quarter, U.S. interest rates continued to decline, as they have done for the past year. Generally in declining interest rate environments, the fair value of Citicorp's assets and liabilities, deposits with no fixed maturity, and credit card securitizations (primarily fixed rate investor certificates) tend to decline, while the value of derivative contracts tend to increase. During the third quarter, higher market credit spreads on emerging markets commercial loans contributed to the decline in the fair value of Citicorp's assets. In addition, fair values can also vary from period to period based on changes in a variety of other factors including credit quality, market perceptions of value, and the changing composition of assets and liabilities.


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

The table on page 25 presents total cross-border outstandings on a regulatory basis in accordance with Federal Financial Institutions Examination Council ("FFIEC") guidelines. Total cross-border outstandings include cross-border claims on third parties as well as investments in and funding of local franchises.

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

--------------------------------------------------------------------------------
Cross-Border Outstandings and Commitments (A)
--------------------------------------------------------------------------------


                                                                    September 30, 1998
                  --------------------------------------------------------------------------------------------
                           Cross-Border Claims on Third Parties
                  --------------------------------------------------  Investments
                                                          Trading       in and
                                                         and Short-    Funding of      Total
(In Billions      -------------------------------------   Terms         Local      Cross-Border
  of Dollars)       Banks     Public    Private   Total   Claims (B)  Franchises   Outstandings Commitments(C)
                  --------------------------------------------------------------------------------------------

Germany.........  $  2.3     $  1.2   $  1.0    $  4.5      $  4.2       $  1.9       $  6.4 (D)  $  1.7
United Kingdom..     1.7          -      3.2       4.9         3.8           -           4.9 (D)     9.0
Switzerland.....     2.9          -      1.5       4.4         4.3           -           4.4 (D)     1.3
France..........     2.4        0.7      0.8       3.9         3.7          0.3          4.2 (D)     1.9
Italy...........     0.9        0.5      0.4       1.8         1.7          2.3          4.1 (D)     1.0
Netherlands.....     1.4        0.2      1.3       2.9         2.5           -           2.9 (E)     0.7
Spain...........     0.4          -      0.2       0.6         0.5          1.9          2.5         0.6
Japan...........     1.2        0.4      0.6       2.2         1.6           -           2.2         0.2
Belgium.........     0.5        0.2      0.6       1.3         1.3          0.7          2.0         0.3
Canada..........     1.0        0.1      0.5       1.6         1.3           -           1.6         1.2
Sweden..........     0.6        0.2      0.5       1.3         1.2           -           1.3         0.8
Finland.........     0.4        0.1      0.4       0.9         0.6           -           0.9         0.6
Russia..........       -        -        0.1       0.1         0.1           -           0.1         -
Other (23
countries
  in 1998)......     1.4        1.1      2.6       5.1         3.9          0.7          5.8         2.6
--------------------------------------------------------------------------------------------------------------
Europe, Canada,
  and Japan.....    17.1        4.7     13.7      35.5        30.7          7.8         43.3        21.9
--------------------------------------------------------------------------------------------------------------

Brazil..........     0.1        0.8      1.8       2.7         1.4          1.2          3.9 (D)     -
Mexico..........     0.1        1.7      0.9       2.7         1.3          0.5          3.2 (E)     0.3
Argentina.......     0.2        0.2      0.8       1.2         0.6          0.1          1.3         0.2
Venezuela.......     0.1        0.7      0.1       0.9         0.3           -           0.9         0.1
Chile...........      -         0.2      0.4       0.6         0.2          0.1          0.7         0.2
Colombia........     0.1        0.1      0.2       0.4         0.2          0.1          0.5          -
Peru............      -         0.1      0.2       0.3         0.2          0.1          0.4         0.1
Uruguay.........      -         0.2      0.1       0.3         0.1           -           0.3          -
Other (19
countries
  in 1998)......     0.4        0.1      0.9       1.4         1.3          0.4          1.8         0.5
--------------------------------------------------------------------------------------------------------------
Latin America...     1.0        4.1      5.4      10.5         5.6          2.5         13.0         1.4
--------------------------------------------------------------------------------------------------------------

South Korea.....     0.6        0.2      0.7       1.5         1.1          1.2          2.7 (E)     0.4
Saudi Arabia....     0.6        0.3      0.2       1.1         0.3           -           1.1         0.1
Singapore.......     0.2          -      0.4       0.6         0.5           -           0.6         0.6
Malaysia........     0.1          -      0.2       0.3         0.2          0.2          0.5         0.1
Indonesia.......      -           -      0.5       0.5         0.4           -           0.5         0.1
Taiwan..........     0.1          -      0.3       0.4         0.3           -           0.4         0.5
China...........      -           -      0.1       0.1         0.1          0.2          0.3         0.4
Kuwait..........     0.2          -      0.1       0.3         0.2           -           0.3          -
India...........      -           -      0.3       0.3         0.1           -           0.3         0.3
Thailand........      -           -      0.1       0.1         -            0.2          0.3         0.1
Philippines.....     0.1          -      0.1       0.2         0.1           -           0.2         0.1
Hong Kong.......     0.1          -      0.1       0.2         0.2           -           0.2         0.1
Other (12
countries
  in 1998)......      -         0.2       -        0.2         0.2          0.1          0.3         0.6
--------------------------------------------------------------------------------------------------------------
Asia/Middle East     2.0        0.7      3.1       5.8         3.7          1.9          7.7         3.4
--------------------------------------------------------------------------------------------------------------

Australia.......     0.2          -      0.6       0.8         0.6          0.9          1.7         0.1
New Zealand.....      -           -      0.1       0.1         0.1          0.4          0.5         0.1
All Other.......      -         0.7      0.5       1.2         1.1          0.5          1.7         0.5
--------------------------------------------------------------------------------------------------------------
Total Other.....     0.2        0.7      1.2       2.1         1.8          1.8          3.9         0.7

------------------------------------------------------------------------------------------------------------

Total Citicorp..   $20.3      $10.2    $23.4     $53.9       $41.8        $14.0        $67.9       $27.4
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

                       December 31, 1997
                 ------------------------------

                    Total
                 Cross-Border
                 Outstandings   Commitments (C)
                 ------------------------------

Germany.........  $  4.7 (D)    $  1.7
United Kingdom..     4.5 (D)       7.8
Switzerland.....     2.7 (E)       1.1
France..........     3.1 (D)       0.6
Italy...........     3.4 (D)       0.5
Netherlands.....     2.2           0.8
Spain...........     2.3 (E)       0.4
Japan...........     3.2 (D)       1.1
Belgium.........     0.9           0.2
Canada..........     1.6           1.8
Sweden..........     1.1           0.7
Finland.........     0.7           0.4
Russia..........     0.4           0.1
Other (23
countries
  in 1998)......     3.6           1.5
----------------------------------------
Europe, Canada,
  and Japan.....    34.4          18.7
----------------------------------------

Brazil..........     4.4 (D)       0.1
Mexico..........     3.0 (E)       0.6
Argentina.......     2.2           0.1
Venezuela.......     1.0           -
Chile...........     1.0           -
Colombia........     0.9           0.1
Peru............     0.4           0.1
Uruguay.........     0.3           -
Other (19
countries
  in 1998)......     1.1           0.6
------------------------------------------
Latin America...    14.3           1.6
------------------------------------------

South Korea.....     2.6 (E)       0.2
Saudi Arabia....     0.8           0.3
Singapore.......     0.5           0.3
Malaysia........     0.7           0.1
Indonesia.......     0.6           0.2
Taiwan..........     0.4           0.5
China...........     0.6           0.4
Kuwait..........     0.2           -
India...........     0.2           0.3
Thailand........     0.3           0.1
Philippines.....     0.2           0.1
Hong Kong.......     0.7           0.3
Other (12
countries
  in 1998)......     0.8           0.5
------------------------------------------
Asia/Middle East     8.6           3.3
------------------------------------------

Australia.......     0.7           0.4
New Zealand.....     0.7           -
All Other.......     1.5           0.4
------------------------------------------
Total Other.....     2.9           0.8
------------------------------------------
Total Citicorp..   $60.2         $24.4
------------------------------------------
------------------------------------------



(A) Includes details of selected countries within each region.

(B) Included in total cross-border claims on third parties.
(C) Commitments (not included in total cross-border outstandings) include legally binding cross-border letters of credit and loan commitments.
(D) Total cross-border outstandings were in excess of 1.0% of total assets at the end of the respective periods.
(E) Total cross-border outstandings were between 0.75% and 1.0% of total assets at the end of the respective periods.

Details of investments in and funding of local franchises for selected countries included in the table on page 25 at September 30, 1998 were as follows:



                                                            Local Country Assets (A)
--------------------------------------------------------------------------------------------------------------------------------
                                                              Gross
                                                            Unrealized
In Billions of                                               Gains on
  Dollars at               Consumer     Commercial      Derivative and Foreign       All Other                      Local Country
Sept. 30, 1998              Loans         Loans           Exchange Contracts         Assets (C)    Adjustments (D)      Assets
--------------------------------------------------------------------------------------------------------------------------------
South Korea..               $1.1          $1.7                 $0.3                    $2.1            ($0.4)           $4.8
Brazil.......                0.5           2.4                  0.2                     3.1             (0.9)            5.3
Malaysia.....                1.4           1.0                  0.1                     1.4             (0.5)            3.4
Thailand.....                1.0           0.9                  0.1                     0.9             (0.3)            2.6
Philippines..                0.3           1.0                  -                       1.3             (0.3)            2.3
Indonesia....                0.1           0.4                  -                       0.7             (0.3)            0.9
Russia.......                --            0.5                  -                       0.1             (0.5)            0.1
--------------------------------------------------------------------------------------------------------------------------------

                    Local Country Liabilities (B)
                --------------------------------------
                      Gross
                Unrealized Losses on                         Investments in
In Billions of       Derivative        All Other Local        and Funding
  Dollars at     and Foreign Exchange     Country              of Local
Sept. 30, 1998        Contracts         Liabilities(E)         Franchises
---------------------------------------------------------------------------------
South Korea..           $0.2            $3.4                       $1.2
Brazil.......            0.2             3.9                        1.2
Malaysia.....            0.1             3.1                        0.2
Thailand.....            0.1             2.3                        0.2
Philippines..             -              2.3                         -
Indonesia....             -              0.9                         -
Russia.......             -              0.1                         -
---------------------------------------------------------------------------------

(A) At December 31, 1997, local country assets were $4.5 billion in South Korea, $5.1 billion in Brazil, $3.4 billion in Malaysia, $2.7 billion in Thailand, $2.2 billion in Philippines, $2.0 billion in Indonesia, and $0.5 billion in Russia.
(B) At December 31, 1997, local country liabilities were $3.4 billion in South Korea, $3.7 billion in Brazil, $3.0 billion in Malaysia, $3.0 billion in Thailand, $2.2 billion in Philippines, $2.2 billion in Indonesia, and $0.2 billion in Russia.
(C) Includes deposits at interest with banks, securities, customers' acceptance liability, and other monetary assets.
(D) Adjustments include externally guaranteed outstandings, locally booked claims on nonresidents, and certain other claims as defined by the FFIEC.
(E) Primarily deposits, purchased funds and other borrowings, and acceptances outstanding.

--------------------------------------------------------------------------------
Liquidity
--------------------------------------------------------------------------------

Citicorp manages liquidity through a well-defined process described in the 1997 Annual Report and Form 10-K.

A diversity of funding sources, currencies, and maturities is used to gain a broad practical access to the investor base. Citicorp's deposits of $222.4 billion represented 65% of total funding at September 30, 1998, compared with $199.1 billion (64% of total funding) at December 31, 1997, and are broadly diversified by both geography and customer segment. Stockholders' equity, which was $21.1 billion at September 30, 1998, compared with $21.2 billion at December 31, 1997, continues to be an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp and its subsidiaries. Total long-term debt outstanding at September 30, 1998, was $20.0 billion, compared with $19.8 billion at year-end 1997.

Asset securitization programs remain an important source of liquidity. Total consumer loans securitized during the quarter were $4.0 billion, including $1.5 billion of U.S. credit cards and $2.5 billion of U.S. mortgages. Total consumer loans securitized during the 1998 nine months were $19.7 billion, including $12.7 billion of U.S. credit cards and $6.8 billion of U.S. mortgages. As credit card securitization transactions amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. During the three months ended September 30, 1998, the scheduled amortization of certain credit card securitization transactions made available $2.4 billion of new receivables ($6.7 billion for the nine months). In addition, $1.1 billion and $3.8 billion of credit card securitization transactions are scheduled to amortize during the remainder of 1998 and in 1999, respectively.

Citicorp is a legal entity separate and distinct from Citibank, N.A. and its other subsidiaries and affiliates. As discussed in the 1997 Annual Report and Form 10-K, there are various legal limitations on the extent to which Citicorp's subsidiaries may extend credit, pay dividends, or otherwise supply funds to Citicorp. As of September 30, 1998, under their applicable dividend limitations, Citicorp's national and state-chartered bank subsidiaries could have declared dividends to their respective parent companies without regulatory approval of approximately $3.6 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that as of September 30, 1998, its bank subsidiaries could have distributed dividends to Citicorp, directly or through their parent holding company, of approximately $3.2 billion of the available $3.6 billion.

As previously described, on October 8, 1998, Citicorp became a wholly owned subsidiary of Citigroup Inc. Citigroup and Citicorp may provide funding to each other from their respective liquidity sources.


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


Citicorp Ratios                                                        Sept. 30,         June 30,         Dec. 31,
                                                                         1998             1998             1997
                                                                     ----------------------------------------------
Tier 1 Capital.....................................................      8.03%            8.29%            8.34%
Total Capital (Tier 1 and Tier 2)..................................      11.71            12.05            12.31
Leverage (A).......................................................       6.61             6.73             7.01
Common Stockholders' Equity........................................       5.91             6.18             6.21
                                                                     ----------------------------------------------
                                                                     ----------------------------------------------


(A) Tier 1 capital divided by adjusted average assets.
-------------------------------------------------------------------------------


Citicorp maintained a strong capital position during the 1998 third quarter. Total capital (Tier 1 and Tier 2) amounted to $31.9 billion at September 30, 1998, representing 11.71% of net risk-adjusted assets. This compares with $31.8 billion and 12.05% at June 30, 1998 and $31.2 billion and 12.31% at December 31, 1997. Tier 1 capital of $21.9 billion at September 30, 1998 represented 8.03% of net risk-adjusted assets, compared with $21.9 billion and 8.29% at June 30, 1998 and $21.1 billion and 8.34% at December 31, 1997. The decline in the Tier 1 and total capital ratios at September 30, 1998 was primarily attributable to the growth in customer-driven risk-adjusted assets, and the redemption of Graduated Rate Cumulative Preferred Stock, Series 8A and 7.5% Noncumulative Preferred Stock, Series 17 (total preferred stock redemptions of $412 million). The Tier 1 capital ratio at September 30, 1998 was within Citicorp's target range of 8.00% to 8.30%.

In June 1995, Citicorp initiated a common stock repurchase program. During the nine months of 1998 and 1997, Citicorp repurchased 4.0 million and 12.7 million shares of common stock under the repurchase program at a cost of $483 million ($122.28 average cost per share) and $1.5 billion ($116.34 average cost per share), respectively. During the 1998 second and third quarters, no shares were repurchased due to the suspension of the stock repurchase program in connection with the announced agreement to merge with Travelers Group. The stock repurchase program was terminated immediately prior to the consummation of the merger. Total repurchases since the program was inaugurated on June 20, 1995 were 82.0 million shares for an outlay of $7.3 billion.

--------------------------------------------------------------------------------
Components of Capital Under Regulatory Guidelines

-----------------------------------------------------------------------------------------------------------------------------
                                                                             Sept. 30,          June 30,            Dec. 31,
(In Millions of Dollars)                                                        1998              1998                1997
-----------------------------------------------------------------------------------------------------------------------------
Tier 1 Capital
Common Stockholders' Equity................................................  $20,283            $20,442          $19,293
Perpetual Preferred Stock..................................................      863              1,275            1,903
Guaranteed Preferred Beneficial Interests in Subordinated Debt.............      975                975              750
Minority Interest..........................................................      111                107              104
Net Unrealized (Gains)/Losses  --  Securities Available for Sale (A).......      178               (308)            (535)
Less: Intangible Assets (B)................................................     (543)              (507)            (304)
      50% Investment in Certain Subsidiaries (C)...........................       (7)               (98)            (115)
                                                                              ------             ------           ------
Total Tier 1 Capital.......................................................   21,860             21,886           21,096
                                                                              ------             ------           ------

Tier 2 Capital
Allowance for Credit Losses (D)............................................    3,440              3,337            3,198
Qualifying Debt (E)........................................................    6,561              6,669            6,977
Less: 50% Investment in Certain Subsidiaries (C)...........................       (6)               (97)            (115)
                                                                                  --                ---             ----
Total Tier 2 Capital.......................................................    9,995              9,909           10,060
                                                                               -----              -----           ------

Total Capital (Tier 1 and Tier 2)..........................................  $31,855            $31,795          $31,156
                                                                             -------            -------          -------
                                                                             -------            -------          -------

Net Risk-Adjusted Assets (F)............................................... $272,148           $263,925         $252,999
                                                                            --------           --------         --------
                                                                            --------           --------         --------

(A) Tier 1 capital excludes unrealized gains and losses on debt securities available for sale. In accordance with regulatory risk-based capital guidelines, Tier 1 capital at September 30, 1998 has been reduced for net unrealized holding losses on available-for-sale equity securities with readily determinable fair values, net of applicable tax effects, of $64 million.

(B) Includes goodwill and certain other identifiable intangible assets. The increase during 1998 reflects the acquisition of a global trust and agency services business during the second quarter and the acquisition of certain assets and liabilities of Confia during the third quarter.

(C)  Represents investment in certain overseas insurance activities.

(D) Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.

(E) Includes qualifying senior and subordinated debt in an amount not exceeding 50% of Tier 1 capital, and subordinated capital notes subject to certain limitations.

(F) Includes risk-weighted credit equivalent amounts net of applicable bilateral netting agreements of $16.0 billion for interest rate, commodity and equity derivative contracts and foreign exchange contracts, as of September 30, 1998, compared with $14.1 billion as of June 30, 1998 and $13.7 billion as of December 31, 1997. Net risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses.


Common stockholders' equity decreased a net $159 million during the third quarter of 1998 to $20.3 billion at September 30, 1998, representing 5.91% of assets, compared with 6.18% at June 30, 1998 and 6.21% at December 31, 1997. The decrease in common stockholders' equity during the quarter principally reflected a decrease in the securities available for sale component of stockholders' equity and dividends declared on common and preferred stock, partially offset by net income for the quarter. The decrease in the common stockholders' equity ratio during the quarter reflected the above items, as well as growth in total assets.

During the third quarter of 1998, Citicorp redeemed $62 million of its Graduated Rate Cumulative Preferred Stock, Series 8A and $350 million of its 7.5% Noncumulative Preferred Stock, Series 17. The $975 million of guaranteed preferred beneficial interests (commonly known as "trust preferred securities") outstanding at September 30, 1998 qualify as Tier 1 capital, and are included in long-term debt on the balance sheet. For the nine months ended September 30, 1998, interest expense on the guaranteed preferred beneficial interests amounted to $49 million, compared with $43 million for the 1997 nine month period. During the first six months of 1998, Citicorp redeemed $325 million of its 8% Noncumulative Preferred Stock, Series 16 and $303 million of Adjustable Rate Preferred Stock, Second and Third Series, and issued an additional $225 million of guaranteed preferred beneficial interests.

On January 1, 1998, Citicorp adopted the U.S. bank regulatory agencies amendment to their risk-based capital guidelines to incorporate market risk in the measurement of net risk-adjusted assets. The adoption of the market risk guidelines did not have a significant impact on net risk-adjusted assets.

Citicorp's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At September 30, 1998, all of Citicorp's subsidiary depository institutions were "well capitalized" under the federal bank regulatory agencies' definitions.


------------------------------------------------------------------------------------------------------------------------------------
Citibank, N.A. Ratios                                                                       Sept. 30,     June 30,      Dec. 31,
                                                                                              1998          1998          1997
------------------------------------------------------------------------------------------------------------------------------------
Tier 1 Capital.........................................................................       7.87%         7.96%         8.18%
Total Capital (Tier 1 and Tier 2)......................................................      11.77         11.73         12.16
Leverage...............................................................................       6.18          6.17          6.39
Common Stockholder's Equity............................................................       6.15          6.37          6.54
------------------------------------------------------------------------------------------------------------------------------------


The decline in Citibank's Tier 1 capital ratio during the 1998 third quarter was primarily attributable to the growth in customer-driven risk-adjusted assets. The decline in the common stockholder's equity ratio during the third quarter of 1998 reflected growth in total assets and a decrease in the securities available for sale component of stockholder's equity. During the 1998 third quarter, Citibank issued an additional $400 million of subordinated notes to Citicorp that qualify for inclusion in Citibank's Tier 2 capital. Total subordinated notes outstanding at September 30, 1998 and included in Citibank's Tier 2 capital amounted to $6.0 billion.

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


--------------------------------------------------------------------------------
STATEMENT OF INCOME ANALYSIS
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
Net Interest Revenue (Taxable Equivalent Basis) (A)

------------------------------------------------------------------------------------------------------------------------------------
                                                               3rd Qtr.       2nd Qtr.      1st Qtr.      4th Qtr.      3rd Qtr.
                                                                 1998           1998          1998          1997          1997
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue
(In Millions of Dollars)
Total......................................................     $3,117        $3,009         $2,856        $2,871        $2,888
Effect of Credit Card Securitization Activity..............        951           908            640           596           565
                                                                   ---           ---            ---           ---           ---
Total Adjusted (B).........................................     $4,068        $3,917         $3,496        $3,467        $3,453
                                                                ------        ------         ------        ------        ------
                                                                ------        ------         ------        ------        ------
Average Interest-Earning Assets
(In Billions of Dollars)
Total......................................................      $278.7        $276.0         $265.2        $257.0        $255.7
Effect of Credit Card Securitization Activity..............        39.9          36.8           27.4          26.3          24.8
                                                                   ----          ----           ----          ----          ----
Total Adjusted (B).........................................      $318.6        $312.8         $292.6        $283.3        $280.5
                                                                 ------        ------         ------        ------        ------
                                                                 ------        ------         ------        ------        ------
Net Interest Margin
Total......................................................       4.44%         4.37%          4.37%         4.43%         4.48%
Effect of Credit Card Securitization Activity..............        .62%          .65%           .48%          .42%          .40%
                                                                   ---           ---            ---           ---           ---
Total Adjusted (B).........................................       5.06%         5.02%          4.85%         4.85%         4.88%
                                                                  ----          ----           ----          ----          ----
                                                                  ----          ----           ----          ----          ----

(A) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.

(B) See page 37 for discussion of the effect of credit card securitization activity.

Net interest revenue of $3.1 billion in the 1998 third quarter increased 4% and 8% from the 1998 second quarter and 1997 third quarter, respectively. The net interest margin of 4.44% was up from the second quarter, but down slightly from a year ago. Average interest-earning assets of $278.7 billion were up slightly from the prior quarter and up 9% from the 1997 quarter. Net interest revenue and net interest margin for all periods presented were reduced by the effect of credit card securitization activity.

Adjusted for the effect of credit card securitization activity, net interest revenue of $4.1 billion increased 4% from the 1998 second quarter and 18% from the 1997 third quarter. The adjusted net interest margin of 5.06% increased from both the 1998 second quarter and the 1997 third quarter. Adjusted average interest-earning assets of $318.6 billion were up 2% from the second quarter and 14% from the prior year.

The improvement in adjusted net interest revenue from the 1998 second quarter reflected an increase in the level of average interest-earning assets in Global Consumer, including the acquisition of certain assets of Confia, the effect of risk-based pricing strategies in U.S. bankcards, as well as the impact of one more day in the current quarter, partially offset by decreases in Global Relationship Banking. The Global Consumer volume-driven increase in net interest revenue was evenly split between the developed markets, in Europe and in U.S. bankcards, and the emerging markets, in Latin America, including Confia, and Asia Pacific Citibanking.

The improvement in adjusted net interest revenue from the 1997 third quarter reflected the addition of UCS in April 1998, an increase due to risk-based pricing strategies in other U.S. bankcards portfolios, and higher levels of average interest-earning assets in Global Consumer and in Emerging Markets. The volume-driven increase in Global Consumer was primarily from increases in emerging markets, including Confia, especially in Citibanking, and from North America and Japan in Citibanking and the Private Bank. Growth in Emerging Markets was concentrated in Asia Pacific and Latin America, including Confia.


--------------------------------------------------------------------------------
Fee and Commission Revenue

------------------------------------------------------------------------------------------------------------------------------------
                                                              Third Quarter            %              Nine Months             %
                                                       ----------------------------           ----------------------------
(In Millions of Dollars)                                   1998        1997 (A)      Change       1998        1997 (A)     Change
------------------------------------------------------------------------------------------------------------------------------------
Global Consumer
Emerging Markets....................................      $   275       $   316       (13)       $   823       $   905        (9)
Developed Markets...................................          763           621        23          2,163         1,815        19
                                                              ---           ---       ---          -----         -----
Total Global Consumer...............................        1,038           937        11          2,986         2,720        10
Global Corporate Banking and Other..................          533           518         3          1,560         1,474         6
                                                              ---           ---                    -----         -----
Total Adjusted......................................        1,571         1,455         8          4,546         4,194         8
Effect of Credit Card Securitization Activity (B)...            4            23       (83)            23            77       (70)
                                                              ---           ---                      ---           ---
Total...............................................       $1,575        $1,478         7         $4,569        $4,271         7
                                                           ------        ------       ---         ------        ------       ---
                                                           ------        ------       ---         ------        ------       ---
Supplemental Information
Global Consumer Businesses in:
   Citibanking......................................      $   321          $321         -        $   935       $   910         3
   Cards............................................          595           486        22          1,679         1,450        16
   Private Bank.....................................          122           130        (6)           372           360         3
                                                              ---           ---                      ---           ---
Total Global Consumer...............................       $1,038          $937        11         $2,986        $2,720        10
                                                           ------          ----       ---         ------        ------       ---
                                                           ------          ----       ---         ------        ------       ---



(A) Reclassified to conform to latest quarter's presentation.

(B) See page 37 for discussion of the effect of credit card securitization activity.


Total fee and commission revenue of $1.6 billion in the 1998 third quarter and $4.6 billion for the 1998 nine months increased $97 million and $298 million, both up 7% from the comparable 1997 periods. Fee and commission revenue was increased in all periods by the effect of credit card securitization activity. Adjusted fee and commission revenue in the third quarter of $1.6 billion and in the nine months of $4.5 billion was up $116 million and $352 million, both up 8% from the comparable 1997 periods.

Global Consumer fee and commission revenue was up $101 million or 11% in the third quarter and $266 million or 10% in the nine months, principally reflecting the April 1998 acquisition of UCS. Excluding UCS, growth in the quarter was led by a 7% increase in the developed markets, primarily reflecting continued improvements in U.S. bankcards, and was partially offset by a 13% decline in the emerging markets, principally in Asia Pacific in Cards and the Private Bank, reflecting economic conditions in the region including the effect of foreign currency translation. U.S. bankcard fees continued to grow as a result of higher levels of interchange fees, reflecting pricing changes and charge volume growth.

Global Corporate Banking and Other fee and commission revenue increased $15 million or 3% and $86 million or 6% from the comparable quarter and year-to-date periods. The improvement primarily reflected higher global custody and trust revenue and other transaction banking services revenue, offset by a decline in corporate finance fees in Global Relationship Banking.


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


------------------------------------------------------------------------------------------------------------------------------------
                                                              Third Quarter            %              Nine Months             %
                                                       ----------------------------           ----------------------------
(In Millions of Dollars)                                   1998        1997 (A)      Change       1998        1997 (A)     Change
------------------------------------------------------------------------------------------------------------------------------------
By Business Sector
Global Corporate Banking
   Emerging Markets.................................        $184          $268        (31)      $   714       $   630         13
   Global Relationship Banking......................         113           296        (62)          848           896         (5)
                                                             ---           ---        ---           ---           ---
Total Global Corporate Banking......................         297           564        (47)        1,562         1,526          2
Global Consumer and Other...........................          95            96         (1)          288           234         23
                                                             ---           ---        ---           ---           ---
Total...............................................        $392          $660        (41)       $1,850        $1,760          5
                                                            ----          ----        ---        ------        ------        ---
                                                            ----          ----        ---        ------        ------        ---
By Trading Activity
Foreign Exchange (B)................................        $386          $342         13        $1,163       $   837         39
Derivative (C)......................................         110           170        (35)          564           506         11
Fixed Income (D)....................................         (36)           75         NM            51           204        (75)
Other...............................................         (68)           73         NM            72           213        (66)
                                                             ---           ---                      ---           ---
Total...............................................        $392          $660        (41)       $1,850        $1,760          5
                                                            ----          ----        ---        ------        ------        ---
                                                            ----          ----        ---        ------        ------        ---
By Income Statement Line
Foreign Exchange....................................        $474          $435          9        $1,288        $1,043         23
Trading Account.....................................        (159)          134         NM           175           429        (59)
Other (E)...........................................          77            91        (15)          387           288         34
                                                             ---           ---        ---           ---           ---
Total...............................................        $392          $660        (41)       $1,850        $1,760          5
                                                            ----          ----        ---        ------        ------        ---
                                                            ----          ----        ---        ------        ------        ---

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

Trading-related revenue declined $268 million in the quarterly comparison but grew $90 million in the nine-month comparison. The decline in the quarterly comparison primarily reflects an $87 million loss attributable to the financial market turmoil in Russia as well as a $138 million writedown of fixed income inventories attributable to the volatility experienced in the global capital markets during the quarter, partially offset by improved foreign exchange results. Growth in the nine-month comparison primarily reflects improved foreign exchange revenue partially offset by the 1998 third quarter losses in Russia and fixed income.

Levels of trading-related revenue may fluctuate in the future as a result of market and asset-specific factors.


--------------------------------------------------------------------------------
Securities Transactions
--------------------------------------------------------------------------------


Securities transactions revenue of ($56) million and $485 million for the 1998 third quarter and nine months, respectively, declined $242 million and increased $67 million from the comparable 1997 periods. The 1998 third quarter reflected a $148 million write-down of impaired Russian available-for-sale securities, and a lower volume of sales due to the turbulent global capital markets during the quarter. The 1998 nine month period also included $363 million of realized gains related to the sale of Brady bonds. The 1997 third quarter and nine months included realized gains of $80 million and $138 million, respectively, related to the sale of Brady bonds.

Securities transactions revenue in the 1998 third quarter reflected gross realized gains of $122 million ($713 million for the nine months) and gross realized losses of $178 million ($228 million for the nine months).

The fair value of securities may fluctuate over time based on general market conditions as well as events and trends affecting specific securities.


--------------------------------------------------------------------------------
Other Revenue

------------------------------------------------------------------------------------------------------------------------------------
                                                              Third Quarter            %              Nine Months             %
                                                       ----------------------------           ----------------------------
(In Millions of Dollars)                                   1998        1997 (A)      Change       1998        1997 (A)     Change
------------------------------------------------------------------------------------------------------------------------------------
Credit Card Securitization Activity.................        $374          $134          NM      $   863        $   417         NM
Venture Capital.....................................         (31)          235          NM          404            501        (19)
Affiliate Earnings..................................          47            51          (8)         118            222        (47)
Net Asset Gains.....................................         142            (6)         NM          371            150         NM
Other Items.........................................          30            18          67           96             54         78
                                                             ---           ---         ---          ---            ---        ---
Total...............................................        $562          $432          30       $1,852         $1,344         38
                                                            ----          ----         ---       ------         ------        ---
                                                            ----          ----         ---       ------         ------        ---


(A)  Reclassified to conform to the latest quarter's presentation.

NM Not meaningful, as percentage equals or exceeds 100%.
--------------------------------------------------------------------------------


The increase in revenue related to credit card securitization activity in the 1998 third quarter and nine months is attributable to the acquisition of UCS during the 1998 second quarter, higher average securitized volumes, and improved net interest margins and net credit loss rates. The effect of credit card securitization activity is discussed in more detail on page 37.

Venture capital revenue in the 1998 third quarter and nine months declined $266 million and $97 million, respectively, from the comparable 1997 periods, primarily attributable to the volatility in the U.S. equity markets during the 1998 third quarter. Investments of venture capital subsidiaries are carried at fair value, and revenue volatility can occur in the future based on general market conditions, as well as events and trends affecting specific venture capital investments.

Affiliate earnings in the 1998 third quarter declined slightly from the year-ago period, and reflected an investment dividend, partially offset by reduced earnings in Credicard, a 33%-owned Brazilian Card affiliate. The decline in revenue from the 1997 nine months is primarily due to a 1997 second quarter investment dividend together with reduced earnings in Credicard, partially offset by a 1998 third quarter investment dividend.

Net asset gains of $142 million in the 1998 third quarter increased $148 million from the year-ago period, primarily reflecting a gain from the sale of a portion of an investment in Latin America, partially offset by an investment writedown of $50 million in Latin America. The 1997 third quarter period included a $23 million investment writedown in Latin America. Revenue in the 1998 nine months also reflected a $132 million gain on the disposition of two real estate-related equity interests obtained in connection with loan restructurings. Revenue in the 1997 nine months included gains of $46 million related to the refinancing agreement concluded with Peru, $32 million from the sale of an investment from the acquisition finance portfolio by Global Relationship Banking, and $23 million related to the disposition of an automated trading business, partially offset by investment writedowns of $72 million in Latin America.


--------------------------------------------------------------------------------
Provision and Credit Loss Reserves
--------------------------------------------------------------------------------


The provision for credit losses of $736 million and $1.8 billion in the 1998 third quarter and nine months increased $250 million and $386 million from the 1997 periods. The increase in the quarter and the nine months reflected higher net write-offs in both Global Corporate Banking and Global Consumer, and lower recoveries in Investment Activities.

Details of net write-offs, additional provision, and the provision for credit losses are included in the table below. For additional information on net write-offs, see "Details of Credit Loss Experience" on page 48.


--------------------------------------------------------------------------------
Net Write-offs, Additional Provision, and Provision for Credit Losses

------------------------------------------------------------------------------------------------------------------------------------
                                                              Third Quarter            %              Nine Months             %
                                                       ----------------------------           ----------------------------
(In Millions of Dollars)                                   1998          1997        Change       1998          1997       Change
------------------------------------------------------------------------------------------------------------------------------------
Net Write-offs (Recoveries)
Global Consumer (A).................................       $1,052         $860          22        $3,028        $2,678         13
Global Corporate Banking............................          232           14          NM           327            11         NM
Investment Activities...............................            -           (5)         NM           (10)          (64)       (84)
                                                              ---          ---                       ---           ---
Total Adjusted Net Write-offs.......................        1,284          869          48         3,345         2,625         27
Effect of Credit Card Securitization Activity.......         (573)        (408)         40        (1,613)       (1,279)        26
                                                             ----         ----                    ------        ------
Total...............................................      $   711         $461          54        $1,732        $1,346         29
                                                          -------         ----         ---        ------        ------        ---
                                                          -------         ----         ---        ------        ------        ---
Additional Provision
Global Consumer.....................................          $25          $25           -           $75           $75          -
                                                              ---          ---                       ---           ---
Total...............................................          $25          $25           -           $75           $75          -
                                                              ---          ---                       ---           ---        ---
                                                              ---          ---                       ---           ---        ---
Provision for Credit Losses
Global Consumer.....................................         $504         $477           6        $1,490        $1,474          1
Global Corporate Banking............................          232           14          NM           327            11         NM
Investment Activities...............................            -           (5)         NM           (10)          (64)       (84)
                                                                            --                       ---           ---        ---
Total...............................................         $736         $486          51        $1,807        $1,421         27
                                                             ----         ----         ---        ------        ------        ---
                                                             ----         ----         ---        ------        ------        ---


(A) Adjusted for the effect of credit card securitization activity. See page 37 for discussion.

NM Not meaningful, as percentage equals or exceeds 100%.
--------------------------------------------------------------------------------


Global Consumer net write-offs, adjusted for the effect of credit card securitization activity, in the 1998 third quarter and nine months were $1.1 billion and $3.0 billion, up from $860 million and $2.7 billion in the 1997 periods, primarily due to the acquisition of UCS and higher losses in Asia Pacific and Latin America, partially offset by the effect of foreign currency translation. Net write-offs also reflected improvements in U.S. mortgages and other U.S. bankcard portfolios.

The Global Consumer provision for credit losses included an additional provision, in excess of net write-offs, of $25 million and $75 million in the 1998 and 1997 third quarters and nine months. Net write-offs and the total provision may increase from the 1998 third quarter as a result of global economic conditions, particularly in Latin America and Asia Pacific, the credit performance of the portfolios, including bankruptcies, seasonal factors, and other changes in portfolio levels. See "Consumer Portfolio Review" on page 11 for additional discussion of the consumer portfolio.

Global Corporate Banking net write-offs in the 1998 third quarter and nine months were $232 million and $327 million, compared with net write-offs of $14 million and $11 million in the 1997 third quarter and nine months. The increase in net write-offs in the quarterly and nine-month comparisons primarily reflects write-offs of $149 million attributable to the financial market turmoil in Russia, with the balance concentrated in Indonesia and, in the nine-month comparison, Thailand. Included in net write-offs are losses related to derivative and foreign exchange contracts totaling $130 million and $134 million in the 1998 third quarter and nine months, compared with $20 million in the 1997 third quarter and nine months. Losses on commercial lending activities can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Credit costs and cash-basis loans may increase from the 1998 third quarter level due to global economic developments, sovereign or regulatory actions, and other factors.

Investment Activities recoveries of $10 million and $64 million in the 1998 and 1997 nine months included recoveries of $9 million and $50 million related to the refinancing agreements concluded with the Ivory Coast and Peru, respectively.

All identified losses are immediately written off, and the credit loss reserves described below are available to absorb all probable credit losses inherent in the portfolio. For analytical purposes only, Citicorp attributes its credit loss reserves as detailed in the following table:


--------------------------------------------------------------------------------
Credit Loss Reserves

------------------------------------------------------------------------------------------------------------------------------------
                                                                                            Sept. 30,     Dec. 31,      Sept. 30,
(In Millions of Dollars)                                                                      1998          1997          1997
------------------------------------------------------------------------------------------------------------------------------------
Aggregate Allowance for Credit Losses
Global Consumer (A)....................................................................       $2,911        $2,487        $2,470
Global Corporate Banking...............................................................        3,429         3,429         3,429
                                                                                               -----         -----         -----
Total Aggregate Allowance for Credit Losses (B)........................................        6,340         5,916         5,899
Reserves for Securitization Activities (C).............................................           66            85            89
                                                                                               -----         -----         -----
Total Credit Loss Reserves.............................................................       $6,406        $6,001        $5,988
                                                                                              ------        ------        ------
                                                                                              ------        ------        ------
Allowance As a Percent of Total Loans
Global Consumer........................................................................       2.60%         2.30%         2.27%
Global Corporate Banking (D)...........................................................       3.80%         4.38%         4.60%
Total..................................................................................       3.12%         3.16%         3.20%
                                                                                              ----          ----          ----
                                                                                              ----          ----          ----


(A) The balance at September 30, 1998 includes $320 million of credit loss reserves related to the acquisition of UCS.

(B) Includes $6.2 billion attributable to loans and loan commitments as a deduction from Loans, $50 million attributable to standby letters of credit and guarantees included in Other Liabilities, and $50 million attributable to derivative and foreign exchange contracts reported as a deduction from Trading Account Assets at September 30, 1998.

(C)  Attributable to mortgage loans sold with recourse.

(D) Excludes allowance portion attributable to standby letters of credit and guarantees, and derivative and foreign exchange contracts.


Credit loss reserves totaled $6.4 billion as of September 30, 1998, up from $6.0 billion as of both December 31, 1997 and September 30, 1997, primarily reflecting the addition of $320 million of credit loss reserves related to the acquisition of UCS.

Uncertainty related to the global economic and credit environment, particularly in Latin America and Asia Pacific, as well as higher loan volumes, may result in further increases in the aggregate allowance for credit losses.

--------------------------------------------------------------------------------
Operating Expense
--------------------------------------------------------------------------------


Operating expense of $3.9 billion and $11.2 billion in the 1998 third quarter and nine months was up $562 million or 17% and $1.5 billion or 15% from the 1997 periods, excluding the $889 million restructuring charge in the 1997 third quarter. The acquisition of UCS increased expense by $239 million or 7% in the quarter and $466 million or 5% in the nine months. In addition, expense increased $166 million for preparation for the Year 2000 and EMU and the acquisition of certain assets and liabilities of Confia, as well as for advertising and marketing programs, and electronic banking initiatives. Adjusted expense in Global Consumer, excluding UCS, increased $157 million and $433 million, or 8% and 7% for the 1998 third quarter and nine months, reflecting increases of 8% in both periods in the developed markets and 7% and 5% in the emerging markets. Global Corporate Banking adjusted expense increased $157 million and $519 million in the 1998 third quarter and nine months, or 12% and 14% from the year ago periods, reflecting increases of 16% and 17% in Global Relationship Banking and 6% and 9% in Emerging Markets. Foreign currency translation reduced expense growth by approximately 3 percentage points in the quarter and 4 percentage points for the nine months.

Employee expense of $1.8 billion in the 1998 quarter and $5.4 billion in the nine months was up $157 million and $424 million, or 9% from both 1997 periods. The increases primarily reflected salary increases, including incentive compensation, and higher staff levels related to business expansion in the emerging markets. Staff levels of 104,200 at September 30, 1998 increased 11,700 (3,400 from UCS and 6,800 in the emerging markets, which included 4,300 from the acquisition of parts of Confia) or 13% from a year ago.

Net premises and equipment expense was $550 million in the quarter and $1.6 billion in the nine months, up $54 million or 11% and $112 million or 8% from 1997. Other expense was $1.5 billion and $4.2 billion in the quarter and nine months, up $351 million or 30% and $961 million or 29% from 1997. Costs associated with the Year 2000, EMU, Confia, UCS, growth in business volumes, increases in asset management, and investment spending in the emerging markets contributed to the increases.

In the 1998 third quarter, Citicorp adopted the American Institute of Certified Public Accountants recently issued Statement of Position "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). This Statement of Position provides guidance on the accounting for the costs of computer software that was purchased or developed for internal use. The impact of adopting SOP 98-1 was not material.

As described in the 1997 Annual Report and Form 10-K, Citicorp recognizes that the arrival of the Year 2000 poses a unique worldwide challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000. Citicorp has assessed and is repairing its computer systems and business processes to provide for their continued functionality. In addition, an assessment of the readiness of third parties with which it interfaces is ongoing.

For Citicorp's computer applications, a process of inventory, scoping and analysis, modification, testing and certification, and implementation is under way, funded from a combination of a reprioritization of technology development initiatives and incremental costs. Citicorp expects this work to be substantially complete by year-end 1998, leaving the year 1999 primarily for full integration testing and production assurance. Citicorp does not anticipate that the related overall costs will be material to any single year or quarter. Citicorp's Global Operations and Technology organization estimates that its total costs related to the Year 2000 effort will amount to approximately $650 million over the three-year period from 1997 through 1999, of which approximately $400 million has been incurred to date, including $80 million in the 1998 third quarter.

Substantially all of the lines of code in Citicorp's business applications are through the modification phase, and the majority have been tested and certified. In addition, the majority of business applications to be sunset (that is, removed from use in favor of replacement applications) have been sunset as part of Citicorp's ongoing technology expenditures.

In other efforts related to information technology, Citicorp is addressing its end-user computing applications, networks, data center systems, and the desktop environment. The majority of Citicorp's end-user computing applications have been certified, the majority of such applications to be sunset have been sunset, the majority of inventory items related to Citicorp's networks have been deployed compliant, and the majority of hardware and software elements of data center systems are complete.

Citicorp is also addressing Year 2000 issues that may exist outside its own information technology activities, including its facilities and other business processes, as well as the external service providers and other third parties with which it interfaces. Substantially all of Citicorp's facilities and related systems have been investigated, and modification and certification are under way. Other business processes are likewise being addressed across the corporation.

Significant third parties with which Citicorp interfaces with regard to the Year 2000 problem include customers and business partners (counterparties, supply chains), technology vendors and service providers, the global financial market infrastructure (payment and clearing systems), and the utility infrastructure (power, transportation, telecommunications) on which all corporations rely. Unreadiness by these third parties would expose Citicorp to the potential for loss, impairment of business processes and activities, and disruption of financial markets. Citicorp is assessing these risks through bilateral and multiparty efforts and participation in industry, country, and global initiatives.

Citicorp is creating contingency plans intended to address perceived risks associated with its Year 2000 effort. These activities include remediation contingency planning intended to mitigate any risks associated with a failure to complete remediation of mission-critical systems, scenario planning to identify potential problems, business resumption contingency planning to address the possibility of systems failure, event management, and market resumption contingency planning to address the possibility of the failure of systems or processes outside Citicorp's control. The primary focus for contingency planning will be during 1999. Citicorp cannot predict what effect the failure of efforts to address, in a timely manner, the Year 2000 problem would have on Citicorp.

Work is also under way to prepare for the coming European Economic and Monetary Union, costs of which are not expected to be material.


--------------------------------------------------------------------------------
Restructuring Charge
--------------------------------------------------------------------------------


During the 1997 third quarter, Citicorp recorded an $889 million charge related to cost-management programs and customer service initiatives to improve operational efficiency and productivity. These programs include global operations and technology consolidation and standardization, the reconfiguration of front-end distribution processes, and the outsourcing of various technological functions. The implementation of these restructuring programs is designed to ensure a positive effect on the quality of customer service. Overall, these programs are estimated to achieve pay-back towards the end of 1999. Expense savings generated by these programs are being reinvested in new products, marketing programs, and additional cost and quality initiatives to further increase revenue and reduce costs.

The charge included $496 million for severance benefits associated with approximately 9,000 positions, with the expectation that about 1,500 new positions would be added as part of this program, resulting in a net program reduction of about 7,500 jobs. The charge also included approximately $245 million related to writedowns of equipment and premises and $148 million related to lease termination and other exit costs. Additional program costs that do not qualify for recognition in the charge will be expensed as incurred in the implementation of these programs, but are not expected to be material.

Of the $889 million restructuring charge, approximately $339 million remained in the reserve as of September 30, 1998, with the difference reflecting the $245 million of equipment and premises write-downs recorded in 1997, as well as $300 million of primarily severance and related costs (of which $229 million has been paid in cash and $71 million is legally obligated), together with translation effects. Through September 30, 1998, 3,116 staff positions have been reduced under this program, 1,335 in the 1998 third quarter.

Additional information about the 1997 restructuring charge, including the businesses and regions affected, may be found in the 1997 Annual Report and Form 10-K.


--------------------------------------------------------------------------------
Income Taxes
--------------------------------------------------------------------------------


Income taxes were $318 million and $1.6 billion in the 1998 third quarter and nine months. The effective tax rate was 37.5% in the 1998 and 1997 quarter and nine month periods. The 1997 full-year effective tax rate was 37%.


--------------------------------------------------------------------------------
Effect of Credit Card Securitization Activity
--------------------------------------------------------------------------------


During the nine months of 1998, $12.7 billion of U.S. credit card receivables were securitized, which included $5.0 billion securitized from the UCS portfolio. As of September 30, 1998, the total amount of securitized receivables, net of amortization, was $40.4 billion (including $11.3 billion of UCS receivables) compared with $26.0 billion as of September 30, 1997.

The securitization of credit card receivables, which is described in the 1997 Annual Report and Form 10-K, does not affect the earnings reported in a period. However, securitization affects the manner in which revenue and the provision for credit losses are classified in the income statement. For securitized receivables, amounts that would otherwise be reported as net interest revenue, as fee and commission revenue, and as net credit losses on loans are instead reported as fee and commission revenue (for servicing fees) and as other revenue (for the remaining cash flows to which Citicorp is entitled, net of credit losses). Because credit losses are a component of these cash flows, Citicorp's revenue over the terms of these transactions may vary depending upon the credit performance of the securitized receivables. However, Citicorp's exposure to credit losses on the securitized receivables is contractually limited to these cash flows. The table below shows the net effect of credit card securitization activity as an increase/(decrease) to the amounts reported in the Consolidated Statement of Income and Average Balance Sheet, and under the captions of Return on Assets, Net Interest Margin, and Consumer Net Credit Loss Ratio. The initial and ongoing effects of adopting Statement of Financial Accounting Standards No. 125 in 1997 did not result in a change in the income recognition policies for credit card securitization activity due to immateriality.

--------------------------------------------------------------------------------
Effect of Credit Card Securitization Activity

------------------------------------------------------------------------------------------------------------------------------------
                                                                                   Third Quarter                Nine Months
                                                                            --------------------------------------------------------
(In Millions of Dollars)                                                        1998          1997          1998          1997
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue.....................................................      ($951)        ($565)        ($2,499)      ($1,773)
Fee and Commission Revenue...............................................          4            23              23            77
Other Revenue............................................................        374           134             863           417
Provision for Credit Losses..............................................       (573)         (408)         (1,613)       (1,279)
------------------------------------------------------------------------------------------------------------------------------------
Net Income Impact of Securitization......................................     $    -        $    -       $       -     $       -
------------------------------------------------------------------------------------------------------------------------------------

Average Assets (In Billions).............................................       ($40)         ($25)         ($35)         ($25)
Return on Assets.........................................................        .06%          .05%         .11%          .09%
Net Interest Margin......................................................       (.62%)        (.40%)       (.59%)        (.44%)
Consumer Net Credit Loss Ratio...........................................      (1.02%)        (.86%)      (1.04%)        (.92%)
------------------------------------------------------------------------------------------------------------------------------------

                                       37

The effect of credit card securitization activity on net interest revenue, fee and commission revenue, other revenue, and the provision for credit losses has increased in the 1998 third quarter and nine months, compared to the 1997 periods, primarily due to the acquisition of UCS. Additionally, the UCS acquisition increased the effect of credit card securitization activity on the net interest margin by 13 basis points and 8 basis points in the 1998 third quarter and nine months, respectively. The remaining effects of credit card securitization activity increased in 1998 compared to the 1997 periods due to the increased level of securitization.


--------------------------------------------------------------------------------
Future Impact of Recently Issued Accounting Standards
--------------------------------------------------------------------------------


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


--------------------------------------------------------------------------------
Forward-Looking Statements
--------------------------------------------------------------------------------


Certain of the statements contained herein that are not historical facts are forward-looking statements. Citicorp's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipation," "intend," "estimate," and similar expressions. These forward-looking statements involve risks and uncertainties including, but not limited to the following: the effect of global economic conditions, particularly in Latin America and Asia Pacific, and sovereign or other regulatory actions; the credit performance of the portfolios, including bankruptcies, seasonal factors, and other changes in the portfolio levels; market and asset-specific factors related to trading revenue, securities transactions, and asset sales; the effect of general market conditions, as well as events and trends affecting specific venture capital investments, on venture capital revenue volatility; the effect of general market conditions as well as events and trends affecting specific securities on the fair value of securities; the effect of credit quality, market perceptions of value, and the changing composition of assets and liabilities on the fair values of financial instruments; timely implementation of restructuring programs; and unforeseen or unanticipated costs associated with Year 2000 compliance.

--------------------------------------------------------------------------------
CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Consolidated Statement of Income                                                                     CITICORP and Subsidiaries
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   Third Quarter                Nine Months
                                                                            --------------------------------------------------------
(In Millions of Dollars, Except Per Share Amounts)                              1998          1997          1998          1997
------------------------------------------------------------------------------------------------------------------------------------
Interest Revenue
Loans, including Fees.....................................................     $5,330        $4,813        $15,269       $14,084
Deposits with Banks.......................................................        263           258            812           727
Federal Funds Sold and Securities Purchased Under Resale Agreements.......        174           223            603           638
Securities
   U.S. Treasury and Federal Agencies.....................................         77            62            224           239
   State and Municipal....................................................         39            35            107           102
   Other, including dividends (Principally in offices outside the U.S.)...        639           448          1,642         1,320
Trading Account Assets....................................................        307           236            887           751
Loans Held For Sale.......................................................        147           120            393           332
                                                                            --------------------------------------------------------
                                                                                6,976         6,195         19,937        18,193
                                                                            --------------------------------------------------------

Interest Expense
Deposits..................................................................      2,980         2,438          8,385         7,088
Trading Account Liabilities...............................................         66            78            243           227
Purchased Funds and Other Borrowings......................................        514           468          1,417         1,333
Long-Term Debt............................................................        318           335            960         1,002
                                                                            --------------------------------------------------------
                                                                                3,878         3,319         11,005         9,650
                                                                            --------------------------------------------------------

Net Interest Revenue......................................................      3,098         2,876          8,932         8,543
                                                                            --------------------------------------------------------

Provision for Credit Losses...............................................        736           486          1,807         1,421
                                                                            --------------------------------------------------------

Net Interest Revenue after Provision for Credit Losses....................      2,362         2,390          7,125         7,122
                                                                            --------------------------------------------------------

Fees, Commissions, and Other Revenue
Fees and Commissions......................................................      1,575         1,478          4,569         4,271
Foreign Exchange..........................................................        474           435          1,288         1,043
Trading Account...........................................................       (159)          134            175           429
Securities Transactions...................................................        (56)          186            485           418
Other Revenue.............................................................        562           432          1,852         1,344
                                                                            --------------------------------------------------------
                                                                                2,396         2,665          8,369         7,505
                                                                            --------------------------------------------------------

Operating Expense
Salaries..................................................................      1,505         1,356          4,331         3,906
Employee Benefits.........................................................        325           317          1,038         1,039
                                                                            --------------------------------------------------------
   Total Employee Expense.................................................      1,830         1,673          5,369         4,945
Net Premises and Equipment Expense........................................        550           496          1,577         1,465
Restructuring Charge......................................................          -           889              -           889
Other Expense.............................................................      1,530         1,179          4,241         3,280
                                                                            --------------------------------------------------------
                                                                                3,910         4,237         11,187        10,579
                                                                            --------------------------------------------------------

Income Before Taxes.......................................................        848           818          4,307         4,048
Income Taxes..............................................................        318           307          1,615         1,518
                                                                            --------------------------------------------------------
Net Income................................................................    $   530       $   511       $  2,692      $  2,530
------------------------------------------------------------------------------------------------------------------------------------

Income Applicable to Common Stock.........................................       $511          $477         $2,613        $2,424
                                                                            --------------------------------------------------------
Earnings Per Share
   Basic..................................................................      $1.13         $1.04         $5.80         $5.28
   Diluted................................................................      $1.11         $1.01         $5.65         $5.13
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheet                                                                           CITICORP and Subsidiaries
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Sept. 30,     Dec. 31,
(In Millions of Dollars)                                                                                    1998          1997
------------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and Due from Banks..............................................................................    $    9,107    $    8,585
Deposits at Interest with Banks......................................................................        14,085        13,049
Securities, at Fair Value
   Available for Sale................................................................................        35,552        30,762
   Venture Capital...................................................................................         3,285         2,599
Trading Account Assets...............................................................................        40,018        40,356
Loans Held for Sale..................................................................................         5,183         3,515
Federal Funds Sold and Securities Purchased Under Resale Agreements..................................        13,412        10,233
Loans, Net
   Consumer..........................................................................................       112,103       108,066
   Commercial........................................................................................        87,706        75,947
                                                                                                        ----------------------------
Loans, Net of Unearned Income........................................................................       199,809       184,013
   Allowance for Credit Losses.......................................................................        (6,240)       (5,816)
                                                                                                        ----------------------------
Total Loans, Net.....................................................................................       193,569       178,197
Customers' Acceptance Liability......................................................................         1,609         1,726
Premises and Equipment, Net..........................................................................         5,019         4,474
Interest and Fees Receivable.........................................................................         3,549         3,288
Other Assets.........................................................................................        18,952        14,113
                                                                                                        ----------------------------
Total................................................................................................      $343,340      $310,897
------------------------------------------------------------------------------------------------------------------------------------

Liabilities
Non-Interest-Bearing Deposits in U.S. Offices........................................................     $  16,315     $  16,901
Interest-Bearing Deposits in U.S. Offices............................................................        42,318        40,361
Non-Interest-Bearing Deposits in Offices Outside the U.S.............................................        10,925         9,627
Interest-Bearing Deposits in Offices Outside the U.S.................................................       152,877       132,232
                                                                                                        ----------------------------
   Total Deposits....................................................................................       222,435       199,121
Trading Account Liabilities..........................................................................        30,692        30,986
Purchased Funds and Other Borrowings.................................................................        24,305        21,231
Acceptances Outstanding..............................................................................         1,685         1,826
Accrued Taxes and Other Expense......................................................................         7,284         6,464
Other Liabilities....................................................................................        15,811        10,288
Long-Term Debt.......................................................................................        19,982        19,785

Stockholders' Equity
Preferred Stock (Without par value)..................................................................           863         1,903
Common Stock ($1.00 par value).......................................................................           506           506
   Issued Shares: 506,298,235 in each period
Surplus..............................................................................................         6,525         6,501
Retained Earnings....................................................................................        18,621        16,789
Accumulated Other Changes in Equity from Nonowner Sources (A)........................................          (871)          (91)
Common Stock in Treasury, at Cost....................................................................        (4,498)       (4,412)
   Shares: 53,583,079 and 52,355,947, respectively
                                                                                                        ----------------------------
Total Stockholders' Equity...........................................................................        21,146        21,196
                                                                                                        ----------------------------
Total................................................................................................      $343,340      $310,897
------------------------------------------------------------------------------------------------------------------------------------


(A) Amounts at September 30, 1998 and December 31, 1997 include the after-tax amounts for net unrealized gains (losses) on securities available for sale of ($242) million and $535 million, respectively, and foreign currency translation of ($629) million and ($626) million, respectively. See note
     (A) on page 41 for additional information.
--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Consolidated Statement of Changes in Stockholders' Equity                                            CITICORP and Subsidiaries
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                Nine Months
                                                                                                        ----------------------------
(In Millions of Dollars)                                                                                    1998          1997
------------------------------------------------------------------------------------------------------------------------------------
Balance at Beginning of Period.......................................................................      $21,196       $20,722

Net Income...........................................................................................        2,692         2,530
Change in Net Unrealized Gains (Losses) on Securities Available for Sale.............................         (777)          278
Change in Foreign Currency Translation...............................................................           (3)          (90)
                                                                                                        ----------------------------
   Total Changes in Equity from Nonowner Sources (A).................................................        1,912         2,718

Redemption of Perpetual Preferred Stock
   Second Series.....................................................................................         (220)            -
   Third Series......................................................................................          (83)            -
   Series 8A.........................................................................................          (62)            -
   Series 14.........................................................................................            -          (175)
   Series 16.........................................................................................         (325)            -
   Series 17.........................................................................................         (350)            -

Cash Dividends Declared
   Common............................................................................................         (782)         (725)
   Preferred.........................................................................................          (78)         (107)

Repurchase of Common Shares (B)......................................................................         (483)       (1,477)

Employee Benefit Plans and Other Activity (C)........................................................          421           564

                                                                                                        ----------------------------
Balance at End of Period.............................................................................      $21,146       $21,520
------------------------------------------------------------------------------------------------------------------------------------


(A) During the 1998 first quarter, Citicorp adopted Statement of Financial Accounting Standards No. 130, which addresses the manner in which total changes in equity from nonowner sources are presented in the financial statements, including unrealized gains and losses on securities available for sale and foreign currency translation. The adoption had no effect on reported earnings, assets, or capital.
(B) During the 1998 second and third quarters, no shares were repurchased as the stock repurchase program was suspended, and subsequently terminated immediately prior to consummation of the merger with Travelers.
(C) Primarily issuance of common stock (including treasury shares) under employee benefit plans and related amortization and tax benefits.
--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Consolidated Statement of Cash Flows                                                                 CITICORP and Subsidiaries
                                                                                                 -----------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                Nine Months
                                                                                                        ----------------------------
(In Millions of Dollars)                                                                                    1998          1997
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net Income...........................................................................................   $    2,692    $    2,530
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Provision for Credit Losses..........................................................................        1,807         1,421
Depreciation and Amortization of Premises and Equipment..............................................          585           570
Amortization of Goodwill and Acquisition Premium Costs...............................................          161            30
Provision for Deferred Taxes.........................................................................         (621)         (386)
Restructuring Charge.................................................................................            -           889
Venture Capital Activity.............................................................................         (686)         (224)
Net Gain on Sale of Securities.......................................................................         (485)         (418)
Changes in Accruals and Other, Net...................................................................        1,307         1,718
Net Increase in Loans Held for Sale..................................................................       (1,668)       (2,881)
Net Decrease (Increase) in Trading Account Assets....................................................          338        (4,646)
Net (Decrease) Increase in Trading Account Liabilities...............................................         (294)        3,840
                                                                                                        ----------------------------
Total Adjustments....................................................................................          444           (87)
                                                                                                        ----------------------------
Net Cash Provided by Operating Activities............................................................        3,136         2,443
                                                                                                        ----------------------------
Cash Flows from Investing Activities
Net (Increase) Decrease in Deposits at Interest with Banks...........................................       (1,036)          305
Securities  --  Available for Sale
   Purchases.........................................................................................      (44,078)      (39,792)
   Proceeds from Sales...............................................................................       18,763        22,001
   Maturities........................................................................................       22,400        14,215
Net (Increase) Decrease in Federal Funds Sold and Securities Purchased Under Resale Agreements.......       (3,179)          487
Net Increase in Loans................................................................................     (132,289)      (84,728)
Proceeds from Sales of Loans.........................................................................      121,755        74,942
Business Acquisitions................................................................................       (3,890)            -
Capital Expenditures on Premises and Equipment.......................................................         (973)         (865)
Proceeds from Sales of Premises and Equipment, Subsidiaries and Affiliates, and OREO.................          397           861
                                                                                                        ----------------------------
Net Cash Used in Investing Activities................................................................      (22,130)      (12,574)
                                                                                                        ----------------------------
Cash Flows from Financing Activities
Net Increase in Deposits.............................................................................       23,314         9,143
Net (Decrease) Increase in Federal Funds Purchased
  and Securities Sold Under Repurchase Agreements....................................................         (556)          145
Net (Decrease) Increase in Commercial Paper and Funds Borrowed.......................................       (1,195)        2,596
Proceeds from Issuance of Long-Term Debt.............................................................        6,234         5,357
Repayment of Long-Term Debt..........................................................................       (6,029)       (4,078)
Redemption of Preferred Stock........................................................................       (1,040)         (175)
Proceeds from Issuance of Common Stock...............................................................          243           354
Treasury Stock Repurchases...........................................................................         (483)       (1,470)
Dividends Paid.......................................................................................         (868)         (832)
                                                                                                        ----------------------------
Net Cash Provided by Financing Activities............................................................       19,620        11,040
                                                                                                        ----------------------------
Effect of Exchange Rate Changes on Cash and Due from Banks...........................................         (104)         (435)
                                                                                                        ----------------------------
Net Increase in Cash and Due from Banks..............................................................          522           474
Cash and Due from Banks at Beginning of Period.......................................................        8,585         6,905
                                                                                                        ----------------------------
Cash and Due from Banks at End of Period.............................................................   $    9,107    $    7,379
------------------------------------------------------------------------------------------------------------------------------------

Supplemental Disclosure
Cash Paid During the Period for:
Interest.............................................................................................       $9,953        $8,550
Income Taxes.........................................................................................        1,527         1,767
Non-Cash Investing Activities
Transfer from Loans to OREO..........................................................................          192           282
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheet                                                                         CITIBANK, N.A. and Subsidiaries
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Sept. 30,     Dec. 31,
(In Millions of Dollars)                                                                                    1998          1997
------------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and Due from Banks..............................................................................    $    8,336    $    7,788
Deposits at Interest with Banks......................................................................        14,937        14,245
Securities, at Fair Value
   Available for Sale................................................................................        30,735        26,749
   Venture Capital...................................................................................         2,770         2,202
Trading Account Assets...............................................................................        36,759        36,106
Federal Funds Sold and Securities Purchased Under Resale Agreements..................................        11,948         9,776
Loans, Net of Unearned Income........................................................................       174,282       153,670
   Allowance for Credit Losses.......................................................................        (4,631)       (4,264)
                                                                                                        ----------------------------
Loans, Net...........................................................................................       169,651       149,406
Customers' Acceptance Liability......................................................................         1,611         1,726
Premises and Equipment, Net..........................................................................         3,757         3,338
Interest and Fees Receivable.........................................................................         2,627         2,441
Other Assets.........................................................................................        12,991         8,723
                                                                                                        ----------------------------

Total................................................................................................      $296,122      $262,500
------------------------------------------------------------------------------------------------------------------------------------

Liabilities
Non-Interest-Bearing Deposits in U.S. Offices........................................................     $  12,944     $  13,538
Interest-Bearing Deposits in U.S. Offices............................................................        26,642        24,932
Non-Interest-Bearing Deposits in Offices Outside the U.S.............................................        10,655         9,394
Interest-Bearing Deposits in Offices Outside the U.S.................................................       150,633       130,705
                                                                                                        ----------------------------
   Total Deposits....................................................................................       200,874       178,569
Trading Account Liabilities..........................................................................        31,664        27,811
Purchased Funds and Other Borrowings.................................................................        17,897        16,334
Acceptances Outstanding..............................................................................         1,684         1,826
Accrued Taxes and Other Expense......................................................................         5,042         4,003
Other Liabilities....................................................................................        10,548         6,862
Long-Term Debt and Subordinated Notes................................................................        10,211         9,927

Stockholder's Equity
Capital Stock ($20.00 par value).....................................................................           751           751
   Outstanding Shares: 37,534,553 in each period
Surplus..............................................................................................         7,771         7,453
Retained Earnings....................................................................................        10,629         9,318
Accumulated Other Changes in Equity from Nonowner Sources (A)........................................          (949)         (354)
                                                                                                        ----------------------------
Total Stockholder's Equity...........................................................................        18,202        17,168
                                                                                                        ----------------------------

Total................................................................................................      $296,122      $262,500
------------------------------------------------------------------------------------------------------------------------------------

(A) Amounts at September 30, 1998 and December 31, 1997 include the after-tax amounts for net unrealized gains (losses) on securities available for sale of ($245) million and $345 million, respectively, and foreign currency translation of ($704) million and ($699) million, respectively. See note
     (A) on page 41 for additional information.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
OTHER FINANCIAL INFORMATION
--------------------------------------------------------------------------------
Securities
--------------------------------------------------------------------------------

                                                                           September 30, 1998

                                                ----------------------------------------------------------------------------------
                                                                    Gross             Gross
                                                  Amortized      Unrealized        Unrealized            Fair
(In Millions of Dollars)                            Cost           Gains             Losses           Value (B)
----------------------------------------------------------------------------------------------------------------------------------
Securities  --  Available for Sale (C)
U.S. Treasury and Federal Agency.............     $  4,720        $   101      $       1             $  4,820
State and Municipal..........................        3,308            278            258                3,328
Foreign Government...........................       21,070            257            682               20,645
U.S. Corporate...............................        1,960            317            175                2,102
Other Debt Securities........................        2,134             36             58                2,112
Equity Securities (D)........................        2,647             76            178                2,545
                                                ----------------------------------------------------------------------------------
                                                   $35,839         $1,065         $1,352              $35,552
                                                ----------------------------------------------------------------------------------

Venture Capital (E)..........................            -              -              -               $3,285
----------------------------------------------------------------------------------------------------------------------------------

Securities Available for Sale Include:
   Mortgage-Backed Securities................       $2,787            $44         $    1               $2,830
   Government of Brazil Brady Bonds..........          661             10              -                  671
   Government of Venezuela Brady Bonds.......          507              -            212                  295
----------------------------------------------------------------------------------------------------------------------------------


                                                                December 31, 1997 (A)
                                                ---------------------------------------------------


                                                 Amortized                   Fair
(In Millions of Dollars)                           Cost                   Value (B)
---------------------------------------------------------------------------------------------------
Securities  --  Available for Sale (C)
U.S. Treasury and Federal Agency.............     $  4,031                  $  4,087
State and Municipal..........................        2,616                     2,707
Foreign Government...........................       18,106                    18,670
U.S. Corporate...............................        1,809                     1,865
Other Debt Securities........................        1,198                     1,129
Equity Securities (D)........................        2,131                     2,304
                                                ---------------------------------------------------
                                                   $29,891                   $30,762
                                                ---------------------------------------------------

Venture Capital (E)..........................            -                    $2,599
---------------------------------------------------------------------------------------------------

Securities Available for Sale Include:
   Mortgage-Backed Securities................       $1,091                    $1,101
   Government of Brazil Brady Bonds..........        1,436                     2,048
   Government of Venezuela Brady Bonds.......          535                       480
---------------------------------------------------------------------------------------------------


(A) At December 31, 1997, gross unrealized gains and losses on securities available for sale totaled $1,492 million and $621 million, respectively.
(B) The fair value of securities may fluctuate over time based on general market conditions as well as events and trends affecting specific securities.
(C) Securities available for sale held by equity method affiliates are not included in the table. Citicorp's share of gross unrealized gains and losses related to those securities at September 30, 1998 was $39 million and $1 million, respectively, and is included in the net unrealized gains -- securities available for sale component of stockholders' equity, net of applicable taxes. At December 31, 1997, Citicorp's share of gross unrealized gains and losses related to securities available for sale held by equity method affiliates was $19 million and $8 million, respectively.
(D) Equity securities available for sale include certain nonmarketable equity securities which are carried at cost. At September 30, 1998, the carrying amount of those securities was $1,595 million (reported in both the amortized cost and fair value columns) and the fair value was $1,607 million.
(E) For the nine months ended September 30, 1998, net gains on investments held by venture capital subsidiaries totaled $404 million, of which $584 million and $285 million represented gross unrealized gains and losses, respectively. For the nine months ended September 30, 1997, net gains on investments held by venture capital subsidiaries totaled $501 million, of which $359 million and $66 million represented gross unrealized gains and losses, respectively.

------------------------------------------------------------------------------------------------------------------------------------
Trading Account Assets and Liabilities
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Sept. 30,     Dec. 31,
(In Millions of Dollars)                                                                                    1998          1997
------------------------------------------------------------------------------------------------------------------------------------
Trading Account Assets
Trading Account Securities...........................................................................       $13,297       $15,891
Derivative and Foreign Exchange Contracts (A) (B)....................................................        26,721        24,465
                                                                                                        ----------------------------
Total................................................................................................       $40,018       $40,356
------------------------------------------------------------------------------------------------------------------------------------

Trading Account Liabilities
Securities Sold, Not Yet Purchased...................................................................      $  4,348      $  5,769
Derivative and Foreign Exchange Contracts (A) (B)....................................................        26,344        25,217
                                                                                                        ----------------------------
Total................................................................................................       $30,692       $30,986
------------------------------------------------------------------------------------------------------------------------------------

(A) Net of master netting agreements. In addition, the asset balances at September 30, 1998 and December 31, 1997 are reduced by $50 million of credit loss reserves. See page 34 for additional explanation.
(B) Deferred revenue on derivative and foreign exchange contracts, which is reported in Other Liabilities and attributable to ongoing costs such as servicing and credit considerations, totaled $451 million and $391 million at September 30, 1998 and December 31, 1997, respectively.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Trading and End-User Derivative and Foreign Exchange Contracts
--------------------------------------------------------------------------------


The table below presents the aggregate notional principal amounts of Citicorp's outstanding derivative and foreign exchange contracts at September 30, 1998 and December 31, 1997, along with the related balance sheet credit exposure. Additional information concerning Citicorp's derivative and foreign exchange products and activities, including a description of accounting policies, and credit and market risk management process is provided in the 1997 Annual Report and Form 10-K.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                     Notional                  Balance Sheet
                                                                                 Principal Amounts          Credit Exposure (A)
------------------------------------------------------------------------------------------------------------------------------------
                                                                              Sept. 30,     Dec. 31,      Sept. 30,     Dec. 31,
(In Billions of Dollars)                                                        1998          1997          1998          1997
------------------------------------------------------------------------------------------------------------------------------------
Interest Rate Products...................................................     $1,674.8      $1,298.3         $17.7         $10.8
Foreign Exchange Products................................................      2,264.8       1,724.3          37.0          35.8
Equity Products..........................................................         79.5          61.6           3.7           2.0
Commodity Products.......................................................         13.1          14.7           0.7           0.8
Credit Derivative Products...............................................         16.7           6.9           0.3            -
                                                                                                        ----------------------------
                                                                                                              59.4          49.4
Effects of Master Netting Agreements (B).................................                                    (30.6)        (24.1)
Effects of Securitization (C)............................................                                     (2.0)         (0.8)
                                                                                                        ----------------------------
                                                                                                             $26.8         $24.5
                                                                                                        ----------------------------
                                                                                                        ----------------------------

(A) Amounts do not reflect credit loss reserves attributable to derivative and foreign exchange contracts.
(B) Master netting agreements mitigate credit risk by permitting the offset of amounts due from and to individual counterparties in the event of counterparty default.
(C) Citibank has securitized and sold net receivables and the associated credit risk related to certain derivative and foreign exchange contracts via Citibank Capital Markets Assets Trust.
--------------------------------------------------------------------------------

The tables below and on page 46 provide data on the notional principal amounts and maturities of end-user (non-trading) derivatives, along with additional data on end-user interest rate swaps and net purchased option positions at the end of the third quarter of 1998.

------------------------------------------------------------------------------------------------------------------------------------
End-User Interest Rate and Foreign Exchange Contracts (A)
------------------------------------------------------------------------------------------------------------------------------------
                                                                              Percentage of Sept. 30, 1998 Amount Maturing
------------------------------------------------------------------------------------------------------------------------------------
                                              Sept. 30,   Dec. 31,     Within     1 to       2 to      3 to       4 to      After
(Notional Principal Amounts in Billions of      1998        1997       1 Year    2 Years   3 Years    4 Years   5 Years    5 Years
Dollars)
------------------------------------------------------------------------------------------------------------------------------------
Interest Rate Products
Futures Contracts.........................     $  32.2     $  29.3       74%        22%        2%         2%        -%         -%
Forward Contracts.........................         7.8         6.9       97          1         -          -         -          2
Swap Agreements...........................       101.8       106.0       36         17        11          7        10         19
Option Contracts..........................        10.7        20.1       45         26         6          5         2         16

Foreign Exchange Products
Futures and Forward Contracts.............        61.2        62.4       94          4         -          1         1          -
------------------------------------------------------------------------------------------------------------------------------------
Cross-Currency Swaps......................         4.7         3.4        5         14         9         20        35         17
------------------------------------------------------------------------------------------------------------------------------------


(A) Includes third-party and intercompany contracts.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
End-User Interest Rate Swaps and Net Purchased Options as of September 30, 1998
--------------------------------------------------------------------------------

                                                                         Remaining Contracts Outstanding at Sept. 30,
                                                           -------------------------------------------------------------------------
(Notional Principal Amounts in Billions of Dollars)           1998        1999        2000         2001        2002        2003
------------------------------------------------------------------------------------------------------------------------------------
Receive Fixed Swaps....................................       $66.7       $52.2       $41.4       $31.1        $24.2       $14.7
Weighted-Average Fixed Rate............................         6.5%        6.5%        6.4%        6.5%         6.5%        6.9%
Pay Fixed Swaps........................................        16.9         8.8         6.7         5.7          5.0         4.0
Weighted-Average Fixed Rate............................         6.3%        6.5%        6.5%        6.6%         6.7%        6.9%
Basis Swaps............................................        18.2         4.5         0.3         0.2          0.2         0.2
Purchased Caps (Including Collars).....................         4.7         2.3         -           -            -           -
Weighted-Average Cap Rate Purchased....................         6.7%        6.7%         -%          -%           -%          -%
Purchased Floors.......................................         2.2         0.7         0.7         0.1          0.1         0.1
Weighted-Average Floor Rate Purchased..................         5.1%        5.1%        5.1%        5.8%         5.8%        5.8%
Written Floors Related to Purchased Caps (Collars).....         0.5         0.3         -           -            -           -
Weighted-Average Floor Rate Written....................         6.1%        5.1%         -%          -%           -%          -%
Written Caps Related to Other Purchased Caps (A).......         3.3         2.5         2.3         2.3          1.8         1.6
------------------------------------------------------------------------------------------------------------------------------------
Weighted-Average Cap Rate Written......................         8.9%        9.8%        9.8%        9.8%        10.6%       10.7%
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Three-Month Forward LIBOR Rates (B)....................         5.3%        4.5%        4.7%        5.0%         5.3%        5.4%
------------------------------------------------------------------------------------------------------------------------------------

(A) Includes written options related to purchased options embedded in other financial instruments.
(B) Represents the implied forward yield curve for three-month LIBOR as of September 30, 1998, provided for reference.
--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Cash-Basis, Renegotiated, and Past Due Loans (A)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            Sept. 30,     Dec. 31,      Sept. 30,
(In Millions of Dollars)                                                                      1998          1997          1997
------------------------------------------------------------------------------------------------------------------------------------
Commercial Cash-Basis Loans
Collateral Dependent (at Lower of Cost or Collateral Value) (B)........................      $   170       $   258          $271
Other (C)..............................................................................        1,110           806           698
                                                                                          ------------------------------------------
Total..................................................................................       $1,280        $1,064          $969
                                                                                          ------------------------------------------
                                                                                          ------------------------------------------

Commercial Cash-Basis Loans
In U.S. Offices........................................................................      $   204       $   296          $336
In Offices Outside the U.S. (C)........................................................        1,076           768           633
                                                                                          ------------------------------------------
Total..................................................................................       $1,280        $1,064          $969
                                                                                          ------------------------------------------
                                                                                          ------------------------------------------

Commercial Renegotiated Loans
In U.S. Offices........................................................................       $    -           $20           $19
In Offices Outside the U.S.............................................................           48            39            51
                                                                                          ------------------------------------------
Total..................................................................................          $48           $59           $70
                                                                                          ------------------------------------------
                                                                                          ------------------------------------------

Consumer Loans on which Accrual of Interest had been Suspended
In U.S. Offices........................................................................      $   620       $   856       $   889
In Offices Outside the U.S.............................................................        1,304           993         1,013
                                                                                          ------------------------------------------
Total..................................................................................       $1,924        $1,849        $1,902
                                                                                          ------------------------------------------
                                                                                          ------------------------------------------

Accruing Loans 90 or More Days Delinquent (D)
In U.S. Offices........................................................................      $   545       $   606       $   535
In Offices Outside the U.S.............................................................          492           467           470
                                                                                          ------------------------------------------
Total..................................................................................       $1,037        $1,073        $1,005
                                                                                          ------------------------------------------
                                                                                          ------------------------------------------

(A) For a discussion of risks in the consumer loan portfolio and of commercial cash-basis loans, see pages 11 and 15, respectively.
(B) A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.
(C) Includes foreign currency derivative contracts with a balance sheet credit exposure of $44 million and $59 million at September 30, 1998 and December 31, 1997, respectively, for which the recognition of revaluation gains has been suspended.
(D) Includes Consumer loans of $1.0 billion, $1.0 billion, and $983 million at September 30, 1998, December 31, 1997, and September 30, 1997, of which $284 million, $240 million, and $250 million, respectively, are government-guaranteed student loans.
--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Other Real Estate Owned (OREO) and Assets Pending Disposition (A)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            Sept. 30,     Dec. 31,      Sept. 30,
(In Millions of Dollars)                                                                      1998          1997          1997
------------------------------------------------------------------------------------------------------------------------------------
Consumer OREO..........................................................................        $238          $263          $309
Commercial OREO........................................................................         345           461           479
                                                                                          ------------------------------------------
Total..................................................................................        $583          $724          $788
                                                                                          ------------------------------------------
                                                                                          ------------------------------------------

Assets Pending Disposition (B).........................................................        $103           $96           $88
                                                                                          ------------------------------------------
                                                                                          ------------------------------------------

(A) Carried at lower of cost or collateral value.
(B) Represents consumer residential mortgage loans that have a high probability of foreclosure.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Details of Credit Loss Experience
--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                3rd Qtr.      2nd Qtr.      1st Qtr.      4th Qtr.      3rd Qtr.
(In Millions of Dollars)                                          1998          1998          1998          1997          1997
------------------------------------------------------------------------------------------------------------------------------------
Aggregate Allowance for
  Credit Losses at Beginning of Period.....................      $6,282        $5,928        $5,916        $5,899        $5,882
                                                              ----------------------------------------------------------------------

Provision for Credit Losses................................         736           564           507           486           486
                                                              ----------------------------------------------------------------------

Gross Credit Losses
Consumer
In U.S. Offices............................................         334           379           322           345           367
In Offices Outside the U.S.................................         262           246           207           209           219
Commercial
In U.S. Offices............................................          57             3             9            11            11
In Offices Outside the U.S.................................         216            81            76            56            42
                                                              ----------------------------------------------------------------------
                                                                    869           709           614           621           639
                                                              ----------------------------------------------------------------------
Credit Recoveries
Consumer
In U.S. Offices............................................          48            54            50            62            75
In Offices Outside the U.S.................................          69            61            53            60            59
Commercial
In U.S. Offices............................................          27            51            11            27            20
In Offices Outside the U.S.................................          14             4            18            11            24
                                                              ----------------------------------------------------------------------

                                                                    158           170           132           160           178
                                                              ----------------------------------------------------------------------

Net Credit Losses
In U.S. Offices............................................         316           277           270           267           283
In Offices Outside the U.S.................................         395           262           212           194           178
                                                              ----------------------------------------------------------------------
                                                                    711           539           482           461           461
                                                              ----------------------------------------------------------------------

Other, Net (A).............................................          33           329           (13)           (8)           (8)
                                                              ----------------------------------------------------------------------

Aggregate Allowance for
  Credit Losses at End of Period (B).......................       6,340         6,282         5,928         5,916         5,899
Reserves for Securitization Activities (C).................          66            61            70            85            89
                                                              ----------------------------------------------------------------------

Total Credit Loss Reserves ................................      $6,406        $6,343        $5,998        $6,001        $5,988
                                                              ----------------------------------------------------------------------
                                                              ----------------------------------------------------------------------

Net Consumer Credit Losses.................................        $479          $510          $426          $432          $452
As a Percentage of Average Consumer Loans..................        1.72%         1.86%         1.64%         1.60%         1.67%

Net Commercial Credit Losses...............................         232            29            56            29             9
As a Percentage of Average Commercial Loans................        1.11%         0.14%         0.29%         0.16%         0.05%
                                                              ----------------------------------------------------------------------
                                                              ----------------------------------------------------------------------

(A) The 1998 second quarter reflects the addition of $320 million of credit loss reserves related to the acquisition of UCS. The remaining amounts primarily include the effects of foreign currency translation.
(B) See footnote (B) on page 34 for a discussion of the apportionment and display of the aggregate allowance for credit losses.
(C)  Attributable to mortgage loans sold with recourse.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Calculation of Earnings Per Share
--------------------------------------------------------------------------------


                                                       Third Quarter              Nine Months
                                                    -------------------     -----------------------
(In Millions, except Per Share Amounts)               1998        1997        1998          1997
------------------------------------------------    -------     -------     ---------     ---------
Net Income .....................................    $   530     $   511     $   2,692     $   2,530
Dividends on Preferred Stock ...................        (19)        (34)          (79)         (106)
                                                    -------     -------     ---------     ---------
Income Applicable to Common Stock ..............    $   511     $   477     $   2,613     $   2,424
------------------------------------------------    -------     -------     ---------     ---------
                                                    -------     -------     ---------     ---------

Weighted-Average Common Shares Outstanding .....      451.2       457.9         450.9         459.3
Dilutive Effect of Employee Stock Plans (A) ....       10.6        13.0          11.7          13.4
                                                    -------     -------     ---------     ---------
Adjusted for Diluted Computation ...............      461.8       470.9         462.6         472.7
------------------------------------------------    -------     -------     ---------     ---------
                                                    -------     -------     ---------     ---------

Earnings Per Share
Basic ..........................................    $  1.13  $     1.04     $    5.80     $    5.28
Diluted ........................................       1.11        1.01          5.65          5.13
------------------------------------------------    -------     -------     ---------     ---------
                                                    -------     -------     ---------     ---------


(A) Includes the dilutive effect of stock options, stock purchase agreements, and restricted stock computed using the treasury stock method and shares issuable under deferred stock awards.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Average Balances and Interest Rates (Taxable Equivalent Basis)--Quarterly (A)(B)
--------------------------------------------------------------------------------


                                                  Average Volume            Interest Revenue/Expense           % Average Rate
                                          -----------------------------------------------------------------------------------------
                                         3rd Qtr.   2nd Qtr.   3rd Qtr.   3rd Qtr.   2nd Qtr.  3rd Qtr.   3rd Qtr. 2nd Qtr. 3rd Qtr.
(In Millions of Dollars)                  1998        1998       1997       1998       1998      1997       1998    1998     1997
                                         --------   --------   --------   --------   --------   --------    -----   -----    -----
Loans (Net of Unearned Income) (C)
Consumer Loans
 In U.S. Offices .....................   $ 58,076   $ 59,896   $ 55,953   $  1,549   $  1,517   $  1,476    10.58   10.16    10.47
 In Offices Outside the U.S. (D) .....     51,880     50,547     51,603      1,639      1,553      1,590    12.53   12.32    12.22
                                         --------   --------   --------   --------   --------   --------
Total Consumer Loans .................    109,956    110,443    107,556      3,188      3,070      3,066    11.50   11.15    11.31
                                         --------   --------   --------   --------   --------   --------
Commercial Loans
 In U.S. Offices
  Commercial and Industrial ..........     11,395     11,327     10,912        229        230        242     7.97    8.14     8.80
  Mortgage and Real Estate ...........      2,365      3,088      2,458         51         67         63     8.56    8.70    10.17
  Loans to Financial Institutions ....        354        279        523          8          9         10     8.97   12.94     7.59
  Lease Financing ....................      2,939      2,928      3,085         47         47         53     6.34    6.44     6.82
 In Offices Outside the U.S. (D) .....     65,889     63,205     52,067      1,808      1,674      1,380    10.89   10.62    10.52
                                         --------   --------   --------   --------   --------   --------
Total Commercial Loans ...............     82,942     80,827     69,045      2,143      2,027      1,748    10.25   10.06    10.04
                                         --------   --------   --------   --------   --------   --------
Total Loans ..........................    192,898    191,270    176,601      5,331      5,097      4,814    10.96   10.69    10.81
                                         --------   --------   --------   --------   --------   --------
Federal Funds Sold and Resale
 Agreements
In U.S. Offices ......................      6,434      6,673      6,431         67         59         82     4.13    3.55     5.06
In Offices Outside the U.S. (D) ......      5,853      5,869      6,306        107        128        141     7.25    8.75     8.87
                                         --------   --------   --------   --------   --------   --------
Total ................................     12,287     12,542     12,737        174        187        223     5.62    5.98     6.95
                                         --------   --------   --------   --------   --------   --------
Securities, At Fair Value
In U.S. Offices
 Taxable .............................      9,777     10,371      7,998         92        106         88     3.73    4.10     4.37
 Exempt from U.S. Income Tax .........      3,104      2,828      2,642         49         42         43     6.26    5.96     6.46
In Offices Outside the U.S. (D) ......     25,263     23,164     21,672        626        510        425     9.83    8.83     7.78
                                         --------   --------   --------   --------   --------   --------
Total ................................     38,144     36,363     32,312        767        658        556     7.98    7.26     6.83
                                         --------   --------   --------   --------   --------   --------
Trading Account Assets (E)
In U.S. Offices ......................      4,639      5,452      4,828         86         84         67     7.35    6.18     5.51
In Offices Outside the U.S. (D) ......     10,240     11,487     10,061        227        242        169     8.79    8.45     6.66
                                         --------   --------   --------   --------   --------   --------
Total ................................     14,879     16,939     14,889        313        326        236     8.35    7.72     6.29
                                         --------   --------   --------   --------   --------   --------
Loans Held for Sale, In U.S. Offices..      5,188      4,525      4,150        147        137        120    11.24   12.14    11.47
Deposits at Interest with Banks (D) ..     15,338     14,404     15,005        263        267        258     6.80    7.43     6.82
                                         --------   --------   --------   --------   --------   --------
Total Interest-Earning Assets ........    278,734    276,043    255,694   $  6,995   $  6,672   $  6,207     9.96    9.69     9.63
                                                                          --------   --------   --------    -----   -----    -----
                                                                          --------   --------   --------    -----   -----    -----
Non-Interest-Earning Assets (E) ......     52,862     50,511     43,103
                                         --------   --------   --------
Total Assets .........................   $331,596   $326,554   $298,797
--------------------------------------   --------   --------   --------
Deposits
In U.S. Offices
 Savings Deposits ....................   $ 31,400   $ 31,094   $ 26,683   $    237   $    229   $    203     2.99    2.95     3.02
 Other Time Deposits .................     10,466     10,698     12,695        122        121        152     4.62    4.54     4.75
In Offices Outside the U.S. (D) ......    149,368    146,711    130,825      2,621      2,433      2,083     6.96    6.65     6.32
                                         --------   --------   --------   --------   --------   --------
Total ................................    191,234    188,503    170,203      2,980      2,783      2,438     6.18    5.92     5.68
                                         --------   --------   --------   --------   --------   --------
Trading Account Liabilities (E)
In U.S. Offices ......................      2,315      3,698      2,288         36         48         31     6.17    5.21     5.38
In Offices Outside the U.S. (D) ......      2,377      2,578      2,851         30         37         47     5.01    5.76     6.54
                                         --------   --------   --------   --------   --------   --------
Total ................................      4,692      6,276      5,139         66         85         78     5.58    5.43     6.02
                                         --------   --------   --------   --------   --------   --------
Purchased Funds and Other Borrowings
In U.S. Offices ......................     12,607     12,708     14,156        154        165        212     4.85    5.21     5.94
In Offices Outside the U.S.(D) .......     10,165      9,056      8,225        360        309        256    14.05   13.69    12.35
                                         --------   --------   --------   --------   --------   --------
Total ................................     22,772     21,764     22,381        514        474        468     8.96    8.74     8.30
                                         --------   --------   --------   --------   --------   --------
Long-Term Debt
In U.S. Offices ......................     15,388     17,773     15,469        241        245        240     6.21    5.53     6.16
In Offices Outside the U.S. (D) ......      3,229      3,218      4,249         77         76         95     9.46    9.47     8.87
                                         --------   --------   --------   --------   --------   --------
Total ................................     18,617     20,991     19,718        318        321        335     6.78    6.13     6.74
                                         --------   --------   --------   --------   --------   --------
Total Interest-Bearing Liabilities ...    237,315    237,534    217,441   $  3,878   $  3,663   $  3,319     6.48    6.19     6.06
                                                                          --------   --------   --------    -----   -----    -----
                                                                          --------   --------   --------    -----   -----    -----
Demand Deposits in U.S. Offices ......     10,306     10,031     11,375
Other Non-Interest-Bearing
 Liabilities(E)  .....................     62,495     57,485     48,445
Total Stockholders' Equity ...........     21,480     21,504     21,536
                                         --------   --------   --------
Total Liabilities and
 Stockholders' Equity ................   $331,596   $326,554   $298,797
--------------------------------------   --------   --------   --------

NET INTEREST REVENUE AS A PERCENTAGE
  OF AVERAGE INTEREST-EARNING ASSETS
In U.S. Offices(F) ...................   $104,297   $107,392   $ 99,040   $  1,325   $  1,281   $  1,264     5.04    4.78     5.06
In Offices Outside the U.S. (F) ......    174,437    168,651    156,654      1,792      1,728      1,624     4.08    4.11     4.11

Total ................................   $278,734   $276,043   $255,694   $  3,117   $  3,009   $  2,888     4.44    4.37     4.48
--------------------------------------   --------   --------   --------   --------   --------   --------    -----   -----    -----
                                         --------   --------   --------   --------   --------   --------    -----   -----    -----

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
Average Balances and Interest Rates (Taxable Equivalent Basis)-Nine Months(A)(B)
--------------------------------------------------------------------------------


                                                                               Interest
                                                     Average Volume         Revenue/Expense          % Average Rate
                                                   -------------------------------------------------------------------
                                                   9 Months    9 Months    9 Months    9 Months     9 Months  9 Months
(In Millions of Dollars)                             1998        1997        1998       1997          1998     1997
-----------------------------------------------    --------    --------    --------    --------     --------  --------
Loans (Net of Unearned Income) (C)
Consumer Loans
 In U.S. Offices ..............................    $ 57,976    $ 55,580    $  4,479    $  4,327       10.33    10.41
 In Offices Outside the U.S. (D) ..............      50,653      51,562       4,688       4,771       12.37    12.37
                                                   --------    --------    --------    --------
Total Consumer Loans ..........................     108,629     107,142       9,167       9,098       11.28    11.35
                                                   --------    --------    --------    --------
Commercial Loans
 In U.S. Offices
  Commercial and Industrial ...................      11,346      10,210         687         665        8.10     8.71
  Mortgage and Real Estate ....................       2,743       2,771         180         190        8.77     9.17
  Loans to Financial Institutions .............         330         583          28          37       11.34     8.49
  Lease Financing .............................       2,958       3,032         144         151        6.51     6.66
 In Offices Outside the U.S. (D) ..............      62,893      49,197       5,066       3,946       10.77    10.72
                                                   --------    --------    --------    --------
Total Commercial Loans ........................      80,270      65,793       6,105       4,989       10.17    10.14
                                                   --------    --------    --------    --------
Total Loans ...................................     188,899     172,935      15,272      14,087       10.81    10.89
                                                   --------    --------    --------    --------
Federal Funds Sold and
 Resale Agreements
In U.S. Offices ...............................       7,254       7,264         219         281        4.04     5.17
In Offices Outside the U.S. (D) ...............       5,979       5,581         384         357        8.59     8.55
                                                   --------    --------    --------    --------
Total .........................................      13,233      12,845         603         638        6.09     6.64
                                                   --------    --------    --------    --------
Securities, At Fair Value
In U.S. Offices
 Taxable ......................................       9,612       9,213         291         331        4.05     4.80
 Exempt from U.S. Income Tax ..................       2,859       2,610         135         127        6.31     6.51
In Offices Outside the U.S. (D) ...............      23,609      20,292       1,587       1,238        8.99     8.16
                                                   --------    --------    --------    --------
Total .........................................      36,080      32,115       2,013       1,696        7.46     7.06
                                                   --------    --------    --------    --------
Trading Account Assets (E)
In U.S. Offices ...............................       5,559       4,844         270         207        6.49     5.71
In Offices Outside the U.S. (D) ...............      10,542       9,849         624         546        7.91     7.41
                                                   --------    --------    --------    --------
Total .........................................      16,101      14,693         894         753        7.42     6.85
                                                   --------    --------    --------    --------
Loans Held for Sale, In U.S. Offices ..........       4,443       3,562         393         332       11.83    12.46
Deposits at Interest with Banks (D) ...........      14,566      14,014         812         727        7.45     6.94
                                                   --------    --------    --------    --------
Total Interest-Earning Assets .................     273,322     250,164    $ 19,987    $ 18,233        9.78     9.74
                                                                           --------    --------       -----    -----
                                                                           --------    --------       -----    -----
Non-Interest-Earning Assets (E) ...............      50,366      42,134
                                                   --------    --------
Total Assets ..................................    $323,688    $292,298
-----------------------------------------------    --------    --------
Deposits
In U.S. Offices
 Savings Deposits .............................    $ 30,854    $ 26,768    $    690    $    591        2.99     2.95
 Other Time Deposits ..........................      10,785      12,624         372         438        4.61     4.64
In Offices Outside the U.S. (D) ...............     144,247     127,354       7,323       6,059        6.79     6.36
                                                   --------    --------    --------    --------
Total .........................................     185,886     166,746       8,385       7,088        6.03     5.68
                                                   --------    --------    --------    --------
Trading Account Liabilities (E)
In U.S. Offices ...............................       3,468       2,222         144          92        5.55     5.54
In Offices Outside the U.S. (D) ...............       2,368       2,597          99         135        5.59     6.95
                                                   --------    --------    --------    --------
Total .........................................       5,836       4,819         243         227        5.57     6.30
                                                   --------    --------    --------    --------
Purchased Funds and Other Borrowings
In U.S. Offices ...............................      12,429      14,821         469         674        5.05     6.08
In Offices Outside the U.S. (D) ...............       9,158       7,653         948         659       13.84    11.51
                                                   --------    --------    --------    --------
Total .........................................      21,587      22,474       1,417       1,333        8.78     7.93
                                                   --------    --------    --------    --------
Long-Term Debt
In U.S. Offices ...............................      16,163      15,029         722         681        5.97     6.06
In Offices Outside the U.S. (D) ...............       3,481       4,505         238         321        9.14     9.53
                                                   --------    --------    --------    --------
Total .........................................      19,644      19,534         960       1,002        6.53     6.86
                                                   --------    --------    --------    --------
Total Interest-Bearing Liabilities ............     232,953     213,573    $ 11,005    $  9,650        6.32     6.04
                                                                           --------    --------       -----    -----
                                                                           --------    --------       -----    -----
Demand Deposits in U.S. Offices ...............      10,616      10,976
Other Non-Interest-Bearing Liabilities (E) ....      58,787      46,709
Total Stockholders' Equity ....................      21,332      21,040
                                                   --------    --------
Total Liabilities and
 Stockholders' Equity .........................    $323,688    $292,298
-----------------------------------------------    --------    --------

NET INTEREST REVENUE AS A PERCENTAGE
 OF AVERAGE INTEREST-EARNING ASSETS
In U.S. Offices (F) ...........................    $105,108    $ 99,866    $  3,841    $  3,753        4.89     5.02
In Offices Outside the U.S. (F) ...............     168,214     150,298       5,141       4,830        4.09     4.30

Total .........................................    $273,322    $250,164    $  8,982    $  8,583        4.39     4.59
-----------------------------------------------    --------    --------    --------    --------       -----    -----
                                                   --------    --------    --------    --------       -----    -----


--------------------------------------------------------------------------------

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

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


       For the Quarterly Period Ended      Commission file number 1-5738
          September 30, 1998


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


Yes       X             No
     ---------                ---------


Citicorp Common Stock                                               452,715,156
($1.00 Par Value)                    (Shares Outstanding on September 30, 1998)

--------------------------------------------------------------------------------
FORM 10-Q CROSS-REFERENCE INDEX
--------------------------------------------------------------------------------


This document serves both as an analytical review for analysts, stockholders, and other interested persons, and as the quarterly report filed on Form 10-Q with the Securities and Exchange Commission.


                                                                           Page
                                                                           ----
Part I   Financial Information
         Item 1 -- Consolidated Financial Statements

                   Consolidated Financial Statements, Schedules,
                    and Statistics

                   Statement of Income for Third Quarter and
                    Nine Months Ended September 30, 1998 and 1997........   39

                   Balance Sheet as of
                   September 30, 1998 and December 31, 1997..............   40

                   Statement of Cash Flows for the Nine Months Ended
                   September 30, 1998 and 1997...........................   42

                   Calculation of Earnings Per Share.....................   49

         Item 2 -- Management's Discussion and Analysis of
                    Financial Condition and Results of Operations........  1-38

Part II   Other Information

         Item 6 -- Exhibits and Reports on Form 8-K......................   53

         Signatures .....................................................   55



In the opinion of the management of Citicorp, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the third quarter and nine months ended September 30, 1998 and 1997 have been included.


Item 6 -- Exhibits and Reports on Form 8-K


     a) Exhibit 3(i). Certificate of Incorporation of Citicorp (incorporated herein by reference to Exhibit 3(i) from Citicorp's Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-211430, filed on October 8, 1998 (the "Post Effective Amendment")).

          Exhibit 3(ii). By-Laws.

          Exhibit 4(a). Second Supplemental Indenture to Senior Indenture between Citicorp and United States Trust Company of New York, as Trustee (incorporated herein by reference to Exhibit 4(b)(ii) from the Post-Effective Amendment).

          Exhibit 4(b). Third Supplemental Indenture to Subordinated Indenture between Citicorp and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4(e)(iii) from the Post-Effective Amendment).

          Exhibit 4(c). Second Supplemental Indenture to Subordinated Capital Notes Indenture between Citicorp and The Chase Manhattan Bank (formerly known as Chemical Bank), as Trustee (incorporated herein by reference to Exhibit 4(h)(ii) from the Post-Effective Amendment).

          Exhibit 4(d). Fourth Supplemental Indenture to Indenture between Citicorp and Wilmington Trust Company, as Trustee (incorporated herein by reference to Exhibit 4(bb)(ii) from the Post-Effective Amendment).

          Exhibit 27. Financial Data Schedule.


     b)   Reports on Form 8-K:


          i) Citicorp filed a Form 8-K Current Report dated July 21, 1998 (Item 5) which report included a summary of the consolidated operations of Citicorp for the three and six month periods ended June 30, 1998 and (Item 7) the calculation of the ratio of income to fixed charges (Exhibit 12(a) thereto) and the calculation of the ratio of income to fixed charges including preferred stock dividends (Exhibit 12(b) thereto).

          ii) Citicorp filed a Form 8-K Current Report dated September 2, 1998 (Item 5) which report included an estimate of Citicorp's Russia-related losses.

          iii) Citicorp filed a Form 8-K Current Report dated October 8, 1998 (Item 5) which report announced the completion of the merger of Citicorp and Travelers Group Inc. and (Item 7) included a press release as an exhibit thereto disclosing the impact of economic turbulence on third quarter earnings.

          iv) Citicorp filed a Form 8-K Current Report dated October 23, 1998 (Item 5) which report included a summary of the consolidated operations of Citicorp for the three and nine month periods ended September 30, 1998 and (Item 7) the calculation of the ratio of income to fixed charges (Exhibit 12(a) thereto) and the calculation of the ratio of income to fixed charges including preferred stock dividends (Exhibit 12(b) thereto).

          v) Citicorp filed a Form 8-K Current Report dated November 2, 1998 (Item 5) which report announced the integration of its corporate business and certain related executive matters and (Item 7) included a press release with respect to such announcement.

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




Date: November 12, 1998