Form 10-K405
period 1998-12-31
CITICORP
filed 1999-03-16
CIK 20405

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
    For Annual and Transition Reports Pursuant to Sections 13 or 15(d) of the
                         Securities Exchange Act of 1934

                                   (Mark One)
  |X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
            Act of 1934 for the fiscal year ended December 31, 1998
                                       OR
     |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities
               Exchange Act of 1934 for the transition period from
                                _______to_______
                         Commission file number:1-5738

                                    CITICORP
             (Exact name of Registrant as specified in its charter)

                   Delaware                             06-1515595
        (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)              Identification No.)

               399 Park Avenue
               New York, New York                         10043
               (Address of principal                    (Zip Code)
               executive offices)

Registrant's telephone number, including area code: (800) 285-3000

Securities registered pursuant to Section 12(b) of the Act: None

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                    -----------------------------------------
Citicorp Capital III 7.10%             New York Stock Exchange
Capital Securities
(and Registrant's guarantee
obligations with respect thereto)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|   No |_|.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Because the Registrant is a wholly owned subsidiary of Citigroup Inc., none of its outstanding voting stock is held by nonaffiliates. As of the date hereof, 1,000 shares of the Registrant's Common Stock, $0.01 par value per share, were issued and outstanding.

Documents Incorporated by Reference: None

                            REDUCED DISCLOSURE FORMAT

The Registrant meets the conditions set forth in General Instruction I (1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

                                    CITICORP

                           ANNUAL REPORT ON FORM 10-K

                     FOR FISCAL YEAR ENDED DECEMBER 31, 1998

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

FORM 10-K
ITEM NUMBER                                                                 PAGE
-----------                                                                 ----

PART I

1.   Business..................................................................3
2.   Properties................................................................7
3.   Legal Proceedings.........................................................8
4.   Omitted Pursuant to General Instruction I....................Not applicable

PART II

5.   Market for Registrant's Common Equity and
      Related Stockholder Matters..............................................8
6.   Omitted Pursuant to General Instruction I....................Not applicable
7.   Management's Discussion and Analysis of
      Financial Condition and Results of Operations............................8
7A.  Quantitative and Qualitative Disclosures About Market Risk...............38
8.   Financial Statements and Supplementary Data..............................38
9.   Changes in and Disagreements with Accountants
      on Accounting and Financial Disclosure..................................38

PART III

10-13. Omitted Pursuant to General Instruction I..................Not applicable

PART IV

14.  Exhibits and Reports on Form 8-K.........................................38
     Exhibit Index............................................................40
     Signatures...............................................................41
     Index to Consolidated Financial Statements..............................F-1

                                     PART I

ITEM 1. BUSINESS

                                   THE COMPANY

Citicorp, a diversified financial services company, conducts its activities through Global Consumer, Global Corporate, Asset Management, and Investment Activities. Its staff of 103,000 (including 59,800 outside the U.S.) serves individuals, businesses, governments, and financial institutions in approximately 3,300 locations (including branches and representative, subsidiary, and affiliate offices) in 100 countries and territories throughout the world. Citicorp, a U.S. bank holding company, is the sole shareholder of Citibank, N.A. ("Citibank"), its major subsidiary. As used in this Form 10-K, unless the context otherwise requires, "Citicorp" and the "Company" refer to Citicorp and its consolidated subsidiaries.

On October 8, 1998, Citicorp, which was incorporated in 1967, merged with and into a newly formed, wholly owned subsidiary of Travelers Group Inc. ("Travelers"). Following the effectiveness of the merger, that subsidiary, which was incorporated in 1998 under the laws of the state of Delaware, changed its name to Citicorp, and Travelers changed its name to Citigroup Inc. ("Citigroup"). At that time, Citigroup issued approximately 1.1 billion shares of its common stock in exchange for all of the outstanding shares of Citicorp common stock based on an exchange ratio of 2.5 shares of its common stock for each share of Citicorp common stock. Following the exchange, former shareholders of Citicorp owned approximately 50% of the outstanding common stock of Citigroup. Each outstanding share of Citicorp preferred stock was converted into one share of a corresponding series of preferred stock of Citigroup having identical terms. The merger was accounted for as a pooling of interests. Additionally, as of October 8, 1998, the shares of Citicorp common stock held in treasury were retired. The effect of these transactions was an elimination of Citicorp common stock and Citicorp preferred stock, with an offsetting adjustment to surplus, resulting in no change in the amount of Citicorp's total stockholder's equity.

Citicorp is authorized to issue 10,000 shares of common stock, par value $.01 each, of which 1,000 shares are outstanding, and 1,000 shares of preferred stock, par value $1.00 each, of which none are outstanding. Citigroup owns all the outstanding shares of Citicorp common stock.

Citigroup, the Company's parent, is a diversified holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. Citigroup's activities are conducted through Global Consumer, Global Corporate and Investment Bank, Asset Management, and Investment Activities. The periodic reports of Citigroup provide additional business and financial information concerning that company and its consolidated subsidiaries.

Citicorp is regulated under the Bank Holding Company Act of 1956 and is subject to examination by the Federal Reserve Board (the "FRB"). Citibank is a member of the Federal Reserve System and is subject to regulation and examination by the Office of the Comptroller of the Currency (the "OCC").

GLOBAL CONSUMER

Global Consumer includes a global, full-service consumer franchise encompassing, among other things, branch and electronic banking, consumer lending and credit and charge card services, and personalized wealth management services for high net worth clients.

Global Consumer creates products and platforms to meet the expanding needs of the world's growing middle class. CITIBANKING NORTH AMERICA delivers banking services to customers through the branch network and through electronic delivery systems. Through its MORTGAGE BANKING unit, Global Consumer makes mortgage and student loans to customers across North America.

The CARDS unit offers products such as MasterCard and VISA, Diners Club, and private label credit cards. The April 1998 acquisition of Universal Card Services from AT&T added approximately $15 billion in managed credit card receivables. Global Consumer accounts for approximately 15% of the U.S. credit card receivables market. Worldwide, Global Consumer has approximately 51 million card member accounts.

The INTERNATIONAL unit of Global Consumer provides full-service banking and lending, including credit and charge cards, in Europe, Middle East and Africa, Asia Pacific (including Japan and Australia), and Latin America. Citibank's GLOBAL

PRIVATE BANK provides personalized wealth management services for high net worth clients through 97 offices in 31 countries, generating fee income from investment funds management, trust and fiduciary services, and custody services. Its Relationship Managers use their knowledge about their clients' individual needs and goals to bring them an array of personal banking services.

Through E-CITI, Global Consumer focuses on the development of electronic banking initiatives, including Internet-based transactional banking products. These initiatives help place customers' entire financial relationships at their fingertips.

GLOBAL CORPORATE

Global Corporate serves corporations, financial institutions, governments, and other participants in developed and emerging markets throughout the world.

Global Corporate is a major participant in foreign exchange and in the over-the-counter ("OTC") market for derivative instruments involving a wide range of products, including interest rate, equity and currency swaps, caps and floors, options, warrants and other derivative products. It also creates and sells various types of structured securities.

The Company has a long-standing presence in emerging markets, which include all locations outside the economies of North America, Western Europe, and Japan. EMERGING MARKETS offers a wide array of products and services that help multinational and local companies fulfill their financial goals or needs. Initially, the Company typically enters a country to serve global customers, providing them with cash management, short-term loans, and foreign-exchange services. As the market begins to develop, the Company offers trade services, project finance, and fixed-income issuance and trading and, thereafter, introduces securities custody, loan syndications, and derivatives services. Finally, as services for locally headquartered companies become significant, consumer banking services may be offered. The Company's strategy in emerging markets also targets middle market businesses, and is designed to increase the Company's presence in the country and to help establish it as a local "hometown" bank, as well as a leading international bank.

The GLOBAL RELATIONSHIP BANK provides banking and financial services to multinational companies and their subsidiaries all over the world. This business is organized by customer rather than by region or product. A dedicated relationship team serves each parent company and its subsidiaries everywhere they operate. Product offerings are determined by the demands of these sophisticated customers. Core products include cash management, foreign exchange, securities custody, and structured products.

ASSET MANAGEMENT

Citibank Global Asset Management ("CGAM") offers a broad range of asset management products and services from global investment centers around the world, including mutual funds, closed-end funds, and managed accounts.

Clients include private and public retirement plans, endowments, foundations, banks, central banks, insurance companies, other corporations, government agencies, as well as high net worth and other individuals. Client relationships are introduced through the cross marketing and distribution opportunities within the Citicorp structure, or through CGAM's institutional sales force.

As of December 31, 1998, aggregate assets under management were $141 billion.

INVESTMENT ACTIVITIES

In addition to the Company's three principle business segments, its Investment Activities segment consists primarily of the Company's venture capital activities, certain corporate investments and the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature.

CORPORATE/OTHER

Corporate/Other includes revenue derived from charging businesses for funds employed, based upon a marginal cost of funds concept, unallocated corporate costs, and the offset created by attributing income taxes to core business activities on a local tax-rate basis.

The principal executive offices of the Company are located at 399 Park Avenue, New York, New York 10043; telephone number (800) 285-3000.

COMPETITION

Citicorp and its subsidiaries are subject to intense competition in all aspects of their businesses from both bank and non-bank institutions that provide financial services and, in some of their activities, from government agencies.

REGULATION

Citicorp is a bank holding company within the meaning of the U.S. Bank Holding Company Act of 1956 ("BHC Act") registered with, and subject to examination by, the FRB. Its subsidiary depository institutions (the "banking subsidiaries"), including its principal bank subsidiary, Citibank, N.A. ("Citibank"), are subject to supervision and examination by their respective federal and state banking authorities. Its nationally chartered subsidiary banks, including Citibank, are supervised and examined by the OCC, its federal savings association subsidiary is regulated by the Office of Thrift Supervision ("OTS"); and its state-chartered depository institutions are supervised by the banking departments within their respective states (New York, Delaware and Utah), as well as the Federal Deposit Insurance Corporation ("FDIC"). The FDIC also has back-up enforcement authority with respect to each of the banking subsidiaries, the deposits of which are insured by the FDIC, up to applicable limits. The Company also controls (either directly or indirectly) overseas banks, branches, and agencies. In general, the Company's overseas activities are regulated by the FRB and OCC, and are also regulated by supervisory authorities of the host countries.

The Company's banking subsidiaries are also subject to requirements and restrictions under federal, state and foreign law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be made and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Company's banking subsidiaries.

The activities of U.S. bank holding companies are generally limited to the business of banking, managing or controlling banks and other activities that the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Section 20 of the Glass-Steagall Act prohibits a member bank of the Federal Reserve System, such as Citibank, from being affiliated with a company that is principally engaged in underwriting and dealing in securities. The FRB has determined by regulation that underwriting and dealing in certain "eligible" securities is an activity closely related to banking and is therefore permissible for bank holding companies and their subsidiaries. The FRB has also determined that a securities firm that does not generate more than 25% of its gross revenue from underwriting and dealing in certain "ineligible" securities is not deemed for purposes of the Glass-Steagall Act to be "principally engaged" in securities underwriting and dealing. Citicorp believes that the ineligible revenues of its affiliates' securities businesses are below this threshold.

The activities of U.S. bank holding companies are generally limited to managing or controlling banks. Nonbank acquisitions in the U.S. are generally limited to 5% of voting shares unless the FRB determines that the acquisition is so closely related to banking as to be a proper incident to banking or managing or controlling banks. Subject to prior specific or general FRB consent, a bank holding company may generally acquire less than 20 percent of the voting securities of a company that does not do business in the United States, and 20 percent or more of the voting securities of any such company if the FRB finds by regulation or order that its activities are usual in connection with banking or finance outside the United States. In general, bank holding companies may engage in a broader set of activities outside of the United States. Outside the United States, for example, bank holding company subsidiaries may sponsor, distribute, and advise open-end mutual funds without regard to the 20% revenue limit discussed above. Bank holding companies may also underwrite and deal in debt, and to a limited extent, equity securities, subject to local country laws. In addition, a bank holding company and its bank subsidiaries may, subject to certain requirements for prior FRB consent or notice, acquire banks and establish branches subject to local country laws and to United States laws prohibiting companies from doing business in certain countries.

The Company's earnings and activities are affected by legislation, by actions of its regulators, and by local legislative and administrative bodies and decisions of courts in the foreign and domestic jurisdictions in which the Company and its subsidiaries conduct business. For example, these include limitations on the ability of subsidiaries to pay dividends to their intermediate holding companies and on the abilities of those holding companies to pay dividends to the Company (see Note 23 of Notes to Consolidated Financial Statements). It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries.

Various federal and state statutory provisions limit the amount of dividends that subsidiary banks and savings associations can pay to their holding companies without regulatory approval. In addition to these explicit limitations, the federal regulatory agencies are authorized to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

Numerous other federal and state laws also affect the Company's earnings and activities including federal and state consumer protection laws. Legislation may be enacted or regulation imposed in the U.S. or its political subdivisions, or in any other jurisdiction in which the Company does business, to further regulate banking and financial services or to limit finance charges or other fees or charges earned in such activities. There can be no assurance whether any such legislation or regulation will place additional limitations on the Company's operations or adversely affect its earnings.

There are various legal restrictions on the extent to which a bank holding company and certain of its nonbank subsidiaries can borrow or otherwise obtain credit from banking subsidiaries or engage in certain other transactions with or involving those banking subsidiaries. In general, these restrictions require that any such transactions must be on terms that would ordinarily be offered to unaffiliated entities and secured by designated amounts of specified collateral. Transactions between a banking subsidiary and the holding company or any nonbank subsidiary are limited to 10 percent of the banking subsidiary's capital stock and surplus, and as to the holding company and all such nonbank subsidiaries in the aggregate, to 20 percent of the bank's capital stock and surplus.

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

Outside the U.S., subject to certain requirements for prior FRB consent or notice, the Company may acquire banks and Citibank may establish branches subject to local laws and to U.S. laws prohibiting companies from doing business in certain countries.

The Company's right to participate in the distribution of assets of any subsidiary upon the subsidiary's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors. In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, including any depository institution holding company (such as the Company) or any shareholder or creditor thereof.

In the liquidation or other resolution of a failed U.S. insured depository institution, deposits in U.S. offices and certain claims for administrative expenses and employee compensation are afforded a priority over other general unsecured claims, including deposits in offices outside the U.S., non-deposit claims in all offices, and claims of a parent such as the Company. Such priority creditors would include the FDIC, which succeeds to the position of insured depositors.

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

Under FRB policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. As a result of that policy, the Company may be required to commit resources to its subsidiary banks in certain circumstances.

The Company and its U.S. insured depository institution subsidiaries are subject to risk-based capital and leverage guidelines issued by U.S. regulators for banks, savings associations, and bank holding companies. The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards and have defined five capital tiers, the highest of which is "well-capitalized." As of December 31, 1998, the Company's bank and thrift subsidiaries, including Citibank, were "well capitalized." See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for capital analysis.

A bank is not required to repay a deposit at a branch outside the U.S. if the branch cannot repay the deposit due to an act of war, civil strife, or action taken by the government in the host country, unless the bank has expressly agreed in writing to do so.

The earnings of the Company, Citibank, and their subsidiaries and affiliates are affected by general economic conditions and the conduct of monetary and fiscal policy by the U.S. government and by governments in other countries in which they do business.

Various legislation, including proposals to overhaul the bank regulatory system and expand the powers of bank holding companies, is from time to time introduced in Congress. Such legislation may change banking statutes and the operating environment of the Company and its banking subsidiaries in substantial and unpredictable ways. The Company cannot determine whether such potential legislation will ultimately be enacted, and if enacted, the ultimate effect that any such potential legislation or implementing regulations would have upon the financial condition or results of operations of the Company or its subsidiaries.

ITEM 2. PROPERTIES

The principal offices of Citicorp and Citibank are located at 399 Park Avenue, New York, New York, a 39-story building of which two-thirds is owned by Citibank. Citibank also owns one third of Citicorp Center, a 59-story building located at 153 East 53rd Street across Lexington Avenue from 399 Park Avenue. Citicorp occupies all of the space it owns in both buildings. Citibank also owns Citicorp at Court Square in Long Island City, New York and 111 Wall Street in New York City, which are totally occupied by Citicorp. In addition, Citicorp has major U.S. real estate holdings in Albuquerque, New Mexico; Chicago, Illinois; Hagerstown and Silver Spring, Maryland; Los Angeles and San Francisco, California; New Castle, Delaware; Rio Piedras, Puerto Rico; Sioux Falls, South Dakota; Tampa, Florida; San Antonio, Texas; St. Louis, Missouri; and The Lakes, Nevada.

Outside the U.S. Citicorp owns major corporate premises in various cities throughout the world including: Buenos Aires, Argentina; Caracas, Venezuela; Dubai, United Arab Emirates; Dublin, Ireland; Dusseldorf and Frankfurt, Germany; Paris, France; Milan, Italy; Hong Kong, China; Lewisham and London, United Kingdom; Kuala Lumpur, Malaysia; Madrid, Spain; Manila, Philippines; Mexico City, Mexico; Rio de Janeiro and Sao Paulo, Brazil; Santiago, Chile; Taipei, Taiwan; Tokyo, Japan; and Warsaw, Poland. Approximately 47% of the space Citicorp occupies worldwide is owned by Citicorp.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, Citicorp and its subsidiaries are defendants or co-defendants in various litigation matters. Although there can be no assurances, the Company believes, based on information currently available, that the ultimate resolutions of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pursuant to General Instruction I of Form 10-K, the information required by Item 4 is omitted.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Citigroup owns all of the outstanding common stock of Citicorp.

ITEM 6. SELECTED FINANCIAL DATA

Pursuant to General Instruction I of Form 10-K, the information required by Item 6 is omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE MERGER

On October 8, 1998, Citicorp merged with and into a newly formed, wholly owned subsidiary of Travelers. See "The Company" on page 3 for additional details.

BUSINESS FOCUS

The table below shows the business income (loss) for each of Citicorp's businesses:


IN MILLIONS OF DOLLARS                    1998        1997
-------------------------------------------------------------
GLOBAL CONSUMER
Citibanking North America               $  113      $   71
Mortgage Banking                           175         117
Cards                                      709         507
-------------------------------------------------------------
   Total North America                     997         695
-------------------------------------------------------------
Europe, Middle East, & Africa              155         138
Asia Pacific                               410         428
Latin America                              163         273
Global Private Bank                        254         281
-------------------------------------------------------------
   Total International                     982       1,120
-------------------------------------------------------------
e-Citi                                    (142)        (79)
Other                                      (86)         24
-------------------------------------------------------------
TOTAL GLOBAL CONSUMER                    1,751       1,760
-------------------------------------------------------------

GLOBAL CORPORATE
Emerging Markets                           690         909
Global Relationship Banking                220         559
-------------------------------------------------------------
TOTAL GLOBAL CORPORATE                     910       1,468
-------------------------------------------------------------

ASSET MANAGEMENT                            22          35

Corporate/Other                             36        (155)

-------------------------------------------------------------
BUSINESS INCOME                          2,719       3,108
-------------------------------------------------------------

Investment Activities                      739       1,051

-------------------------------------------------------------
CORE INCOME                              3,458       4,159
-------------------------------------------------------------
Restructuring Charges and Merger-
  Related Costs                            648         550
-------------------------------------------------------------
NET INCOME                              $2,810      $3,609
-------------------------------------========================


EARNINGS ANALYSIS

Citicorp uses the concept of "operating margin" as an important measure of its ability to absorb credit costs, build profitability and strengthen capital. Operating margin is the difference between adjusted revenues and adjusted operating expenses. This earnings analysis reconciles amounts shown in the Consolidated Statements of Income to the basis employed by management for assessing financial results.


IN MILLIONS OF DOLLARS                    1998        1997
-------------------------------------------------------------
Total Revenues,
  Net of Interest Expense              $23,250     $21,616
Effect of Credit Card
  Securitization Activity                2,177       1,713
Net Cost to Carry (1)                        8          (5)
                                     ------------------------
ADJUSTED REVENUES                       25,435      23,324
                                     ------------------------
Total Operating Expenses                16,400      13,958
Net OREO Benefits (2)                       56          72
Restructuring Charges and
  Merger-Related Costs                  (1,009)       (880)
                                     ------------------------
ADJUSTED OPERATING EXPENSES             15,447      13,150
                                     ------------------------
OPERATING MARGIN                         9,988      10,174
                                     ------------------------
Provision for Credit Losses (3)          2,381       1,907
Effect of Credit Card
  Securitization Activity                2,177       1,713
Net Cost to Carry and Net
  OREO Benefits                            (48)        (77)
                                     ------------------------
ADJUSTED PROVISION FOR
  CREDIT COSTS                           4,510       3,543
                                     ------------------------
OPERATING MARGIN LESS
  CREDIT COSTS                           5,478       6,631
Restructuring Charges and
  Merger-Related Costs                   1,009         880
                                     ------------------------
INCOME BEFORE TAXES                      4,469       5,751
Income Taxes                             1,659       2,142
                                     ------------------------
NET INCOME                            $  2,810    $  3,609
----------------------------------===========================


(1) Principally the net cost to carry commercial cash-basis loans and other real estate owned ("OREO").
(2) Principally gains and losses on sales, direct revenue and expense, and write-downs of commercial OREO.
(3) Includes a provision in excess of net credit losses to increase the allowance for credit losses by $58 million and $100 million in 1998 and 1997, respectively.
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Citicorp reported 1998 core income of $3.458 billion, down $701 million or 17% from $4.159 billion in 1997, both excluding the after-tax effects of restructuring charges (and in 1998, merger-related costs) of $648 million in 1998 and $550 million in 1997. Net income including the charges was $2.810 billion, down $799 million or 22% from $3.609 billion in 1997. Excluding the charges, return on total equity of 15.8% for 1998 compared to 19.8% a year-ago.

Core income was sharply impacted by the global economic turmoil experienced during the year as income decreased 38% in Global Corporate to $910 million, reflecting events in Russia and Asia, and decreased 30% in Investment Activities to $739 million. The decline in Global Corporate reflected decreases of 61% in Global Relationship Banking to $220 million and 24% in Emerging Markets to $690 million. Core income was essentially unchanged in Global Consumer as the 43% increase in the North America businesses to $997 million was partially offset by a 12% decrease in International due to global economic conditions. Global Consumer core income was also reduced by spending on global advertising, marketing, and distribution development initiatives, and spending on the technological enhancements of e-Citi.

Adjusted revenues of $25.4 billion were up $2.1 billion or 9% from 1997, up 13% excluding the effect of foreign currency translation, which reduced revenues by $884 million. Revenues in Global Consumer increased $2.0 billion or 15% to $16.1 billion, led primarily by Cards, up $1.6 billion or 31%, including the $1.1 billion impact of the Universal Card Services ("UCS") acquisition. Revenues of $6.9 billion in Global Corporate were up $247 million or 4%, as Emerging Markets increased by $239 million or 8%, and Global Relationship Banking was essentially unchanged. Asset Management revenues were $342 million, up $49 million or 17% reflecting continued growth in assets under management, and Corporate/Other revenues were $1.1 billion, up $80 million or 8% primarily reflecting treasury activities. The decrease in Investment Activities revenues to $981 million, down $314 million or 24%, primarily reflected lower venture capital revenues.

Adjusted net interest revenues (taxable equivalent basis), including the effect of credit card securitization, of $15.8 billion were up $2.0 billion or 14% from 1997, reflecting the acquisitions of UCS and certain consumer businesses in Latin America, and business volume growth in most other markets, which were partially offset by the effect of foreign currency translation. Fee and commission revenues of $6.3 billion were up $435 million or 7%, led by growth in Cards, including UCS. Trading-related revenues of $2.4 billion increased $327 million or 16% from 1997, led by strong foreign exchange revenue attributable to volatile foreign currency markets throughout 1998. Venture capital revenues of $487 million decreased $262 million or 35% from 1997. Aggregate securities transactions and net asset gains of $778 million for 1998 decreased $246 million or 24% from a year ago.

Adjusted operating expenses of $15.4 billion, which excluded the restructuring charges and merger-related costs, were up $2.3 billion or 17% from 1997, up 21% excluding the effect of foreign currency translation, which reduced expenses by $441 million. Expenses increased in Global Consumer by 18%, reflecting UCS, global advertising, marketing, distribution initiatives, and electronic banking development efforts. Global Corporate expenses were up 11%, primarily attributable to increased spending on technology, volume-related increases, and costs associated with implementing plans to gain market share in selected emerging market countries.

Restructuring charges and merger-related costs of $1.009 billion in 1998 represented $1.006 billion of exit costs associated with business improvement and integration initiatives to be implemented over a 12 to 18 month period and $41 million of costs associated with administratively closing the merger with Travelers, partially offset by a $38 million reduction in the 1997 restructuring charge due to changes in estimates. The $880 million restructuring charge in 1997 related to cost-management programs and customer service initiatives. See
Note 12 of Notes to Consolidated Financial Statements for additional details.

Adjusted provision for credit costs was $4.5 billion in the year, up $1.0 billion or 27% from 1997. Global Consumer managed net credit losses of $4.1 billion in 1998 were up $546 million or 15% from 1997, and the ratio of net credit losses to average managed loans was 2.70% compared to 2.60% for 1997. The increase in credit costs chiefly reflected the UCS acquisition. The managed consumer loan delinquency ratio (90 days or more past due) decreased to 2.19% from 2.30% at the end of 1997.

Global Corporate adjusted net credit costs increased to $367 million from a net benefit of $35 million in 1997, primarily reflecting the turmoil in Asia and Russia. Commercial cash-basis loans and OREO of $1.6 billion at year-end were up 5% from a year earlier, primarily reflecting the economic conditions in Asia.

The provision for credit losses as shown on the Consolidated Statement of Income was $2.381 billion in 1998, compared to $1.907 billion in 1997, reflecting the increases described above.

Total capital (Tier 1 and Tier 2) was $33.9 billion or 12.38% of net risk-adjusted assets, and Tier 1 capital was $23.1 billion or 8.44% at December 31, 1998.

GLOBAL CONSUMER


IN MILLIONS OF DOLLARS                               1998            1997
--------------------------------------------------------------------------------
Total revenues, net of interest expense           $13,957         $12,357
Effect of credit card securitization activity       2,177           1,713
Net cost to carry cash-basis loans and OREO           (17)             (2)
                                                --------------------------------
ADJUSTED REVENUES                                  16,117          14,068
                                                --------------------------------
Total operating expenses                            9,994           8,483
Net OREO costs (1)                                      4               4
Restructuring charges                                (689)           (580)
                                                --------------------------------
Adjusted operating expenses                         9,309           7,907
                                                --------------------------------
OPERATING MARGIN                                    6,808           6,161
                                                --------------------------------
Provision for credit losses (2)                     1,997           1,935
Effect of credit card securitization activity       2,177           1,713
Net cost to carry and net OREO costs                  (21)             (6)
                                                --------------------------------
Adjusted provision for credit costs                 4,153           3,642
                                                --------------------------------
BUSINESS INCOME BEFORE TAXES                        2,655           2,519
Income taxes                                          904             759
                                                --------------------------------
BUSINESS INCOME                                     1,751           1,760
Restructuring charges, after-tax                      435             351
                                                --------------------------------
NET INCOME                                         $1,316        $  1,409
------------------------------------------------================================
Average assets (IN BILLIONS OF DOLLARS)              $144            $133
Return on assets                                     0.91%           1.06%
--------------------------------------------------------------------------------
EXCLUDING RESTRUCTURING CHARGES
Return on assets                                     1.22%           1.32%
------------------------------------------------================================


(1) Includes amounts related to writedowns, gains and losses on sales, and direct revenue and expense related to OREO for certain real estate lending activities.
(2) Includes a provision in excess of net credit losses to increase the allowance for credit losses by $80 million and $100 million in 1998 and 1997, respectively.
--------------------------------------------------------------------------------

Global Consumer -- which provides banking and lending products and services, including credit and charge cards, to customers around the world -- reported business income of $1.751 billion in 1998, down $9 million or 1% from 1997, reflecting strong growth in the businesses across North America, offset by declines in the International businesses, reflecting economic conditions, including weakened currencies, in Asia Pacific and Latin America. Business income was also reduced by spending on global advertising, marketing, and spending on the technological enhancements of e-Citi. Net income of $1.316 billion in 1998 and $1.409 billion in 1997 included restructuring charges of $689 million ($435 million after-tax) and $580 million ($351 million after-tax), respectively.

The 1998 restructuring initiatives are designed to realize synergies and operating efficiencies including regional consolidation of call centers and other back office functions worldwide, reduction of management layers, sales force restructuring and integration of overlapping marketing and product management groups. Global Consumer also expects to improve results by exiting several non-strategic operations. The 1997 restructuring charge was for the consolidation of data centers and operations processing and customer service facilities, the reconfiguration of electronic and other distribution channels, the outsourcing of various technological functions, and the rationalization of administrative and management functions. See Note 12 of Notes to Consolidated Financial Statements for a discussion of restructuring charges.

NORTH AMERICA

CITIBANKING NORTH AMERICA


IN MILLIONS OF DOLLARS                              1998            1997
-------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE           $1,989          $1,875
Adjusted operating expenses (1)                    1,698           1,611
                                               --------------------------------
OPERATING MARGIN                                     291             264
Credit costs (2)                                     118             131
                                               --------------------------------
BUSINESS INCOME BEFORE TAXES                         173             133
Income taxes                                          60              62
                                               --------------------------------
BUSINESS INCOME                                      113              71
Restructuring charges, after-tax                      89             124
                                               --------------------------------
NET INCOME (LOSS)                                 $   24          $  (53)
-----------------------------------------------================================
Average assets (IN BILLIONS OF DOLLARS)           $   12          $   11
Return on assets                                    0.20%             NM
-------------------------------------------------------------------------------
EXCLUDING RESTRUCTURING CHARGES
Return on assets                                    0.94%           0.65%
-----------------------------------------------================================


(1)   Excludes restructuring charges.
(2)   Represents provision for credit losses.
NM    Not Meaningful
-------------------------------------------------------------------------------

Citibanking North America -- which delivers banking services to customers through Citibank's branch network and electronic delivery systems -- reported business income of $113 million in 1998, up $42 million or 59% from 1997 reflecting higher revenues, improved credit costs, and a lower effective tax rate. Net income (loss) of $24 million in 1998 and $(53) million in 1997, included restructuring charges of $139 million ($89 million after-tax) and $203 million ($124 million after-tax), respectively.

Revenues, net of interest expense, were $1.989 billion in 1998, up from $1.875 billion in 1997, reflecting growth in customer deposits and higher investment product fees and commissions. Average customer deposits were $39.6 billion in 1998, up from $37.1 billion in 1997. Adjusted operating expenses in 1998 were up $87 million or 5% from 1997 reflecting business volume growth. Credit costs improved to $118 million in 1998 from $131 million in 1997. The net credit loss ratio was 1.49% in 1998, down from 1.61% in 1997.

Business income in 1998 benefited from a lower effective tax rate. The effective tax rates on business income before taxes were 35% and 47% in 1998 and 1997, respectively. Fluctuations in the effective income tax rates result from changes in the nature and geographic mix of pretax earnings.

MORTGAGE BANKING


IN MILLIONS OF DOLLARS                             1998           1997
-----------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE            $558           $519
Adjusted operating expenses (1)                     248            234
                                              -------------------------------
OPERATING MARGIN                                    310            285
Credit costs (2)                                     20             87
                                              -------------------------------
BUSINESS INCOME BEFORE TAXES                        290            198
Income taxes                                        115             81
                                              -------------------------------
BUSINESS INCOME                                     175            117
Restructuring charges, after-tax                      6             12
                                              -------------------------------
NET INCOME                                         $169           $105
----------------------------------------------===============================
Average assets (IN BILLIONS OF DOLLARS)            $ 25           $ 24
Return on assets                                   0.68%          0.44%
-----------------------------------------------------------------------------
EXCLUDING RESTRUCTURING CHARGES
Return on assets                                   0.70%          0.49%
----------------------------------------------===============================


(1)   Excludes restructuring charges.
(2)   Represents provision for credit losses.
-----------------------------------------------------------------------------

Mortgage Banking -- which provides mortgages and student loans to customers across North America -- reported business income of $175 million in 1998, up $58 million or 50% from 1997, reflecting lower credit costs and higher revenues resulting from increased business volumes. Net income of $169 million in 1998 and $105 million in 1997 included restructuring charges of $9 million ($6 million after-tax) and $20 million ($12 million after-tax), respectively.

As shown in the following table, Mortgage Banking grew accounts, loans, and mortgage originations in 1998.


IN BILLIONS OF DOLLARS                              1998             1997
-------------------------------------------------------------------------------
Accounts (IN MILLIONS) (1)                           2.8              2.5
Average loans (1)                                  $23.9            $22.3
Mortgage originations                               16.1              8.2
------------------------------------------------===============================


(1)   Includes student loans
--------------------------------------------------------------------------------

Revenues, net of interest expense, of $558 million in 1998 grew $39 million or 8% from 1997, reflecting increased mortgage originations, including refinancing activity, and growth in the student loan portfolio. Adjusted operating expenses were up $14 million or 6% in 1998, reflecting additional business volumes.

Credit costs of $20 million in 1998 declined from $87 million in 1997. The 1998 net credit loss ratio of 0.31%, was down from 0.51% in 1997, reflecting continued improvement in the mortgage portfolio. Credit costs included a benefit of $55 million and $28 million in 1998 and 1997, respectively, arising from a reduction in the allowance for credit losses attributed to Mortgage Banking, reflecting continued credit improvement in the mortgage portfolio.

CARDS


IN MILLIONS OF DOLLARS                                1998            1997
--------------------------------------------------------------------------------
Total revenues, net of interest expense              $4,799           $3,617
Effect of credit card securitization activity         2,177            1,713
                                                --------------------------------
ADJUSTED REVENUES                                     6,976            5,330
Adjusted operating expenses (1)                       2,635            1,793
                                                --------------------------------
OPERATING MARGIN                                      4,341            3,537
Adjusted credit costs (2)                             3,223            2,772
                                                --------------------------------
BUSINESS INCOME BEFORE TAXES                          1,118              765
Income taxes                                            409              258
                                                --------------------------------
BUSINESS INCOME                                         709              507
Restructuring charges, after-tax                         39               36
                                                --------------------------------
NET INCOME                                           $  670           $  471
------------------------------------------------================================
Average assets (IN BILLIONS OF DOLLARS)                 $26              $24
Return on assets                                       2.58%            1.96%
--------------------------------------------------------------------------------
EXCLUDING  RESTRUCTURING CHARGES
Return on assets (3)                                   2.73%            2.11%
------------------------------------------------================================


(1)   Excludes restructuring charges.
(2)   Represents provision for credit losses (on a managed basis).
(3) Adjusted for the effect of credit card securitization, the return on managed assets for Cards was 1.08% in 1998 and 0.96% in 1997.
--------------------------------------------------------------------------------

In 1998, Citibank acquired Universal Card Services from AT&T. As of December 31, 1998, UCS added $16.9 billion in managed customer receivables and 14 million accounts to Cards. In 1998, UCS contributed $1.082 billion to revenues, $693 million to expenses, and $500 million to credit costs, resulting in a net loss of approximately $72 million. These amounts included $320 million (pretax) of UCS acquisition premium costs (including funding costs associated with the acquisition purchase premium).

Cards -- U.S. bankcards, Diners Club, and private label cards -- reported business income of $709 million, up $202 million or 40% from 1997 reflecting significant improvements in the U.S. bankcards business. Net income of $670 million in 1998 and $471 million in 1997, included restructuring charges of $58 million ($39 million after-tax) and $59 million ($36 million after-tax), respectively.

Adjusted revenues of $6.976 billion increased $1.646 billion or 31% from 1997, reflecting the acquisition of UCS, and in other U.S. bankcards portfolios increased delinquency charges due to pricing actions and higher interchange fee revenue.

As shown in the following table, on a managed basis, the U.S. bankcard portfolio experienced strong growth in the year reflecting the acquisition of UCS and the impact of enhanced target marketing efforts in 1998 and 1997.


                                                            Increase from 1997
                                     ------------------------------------------
IN BILLIONS OF DOLLARS                    1998               %        % Ex UCS
-------------------------------------------------------------------------------
Accounts (IN MILLIONS)                      39              56               -
Cards in force (IN MILLIONS)                68              70               8
Charge volumes                          $134.9              31               9
End-of-period receivables                 67.6              40               5
-------------------------------------==========================================


Adjusted operating expenses of $2.635 billion were up $842 million or 47%, reflecting the acquisition of UCS and increased target marketing efforts in U.S. bankcards.

Adjusted credit costs in 1998 were $3.223 billion, up from $2.772 billion in 1997. Managed net credit losses in U.S. bankcards were $3.083 billion, or 5.41% of average managed loans (excluding UCS, $2.583 billion or 5.64% of average managed loans) compared to $2.633 billion or 5.81% in 1997. The decline in the net credit loss ratio reflects moderating industry-wide bankruptcy trends and the effect of previously implemented credit risk management initiatives. Adjusted credit costs include a provision in excess of net credit losses to increase the allowance for credit losses by $72 million and $78 million in 1998 and 1997, respectively.

INTERNATIONAL CONSUMER

EUROPE, MIDDLE EAST, & AFRICA


IN MILLIONS OF DOLLARS                              1998            1997
-------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE           $1,954           $1,864
Adjusted operating expenses (1)                    1,349            1,323
                                               --------------------------------
OPERATING MARGIN                                     605              541
Credit costs (2)                                     289              274
                                               --------------------------------
BUSINESS INCOME BEFORE TAXES                         316              267
Income taxes                                         161              129
                                               --------------------------------
BUSINESS INCOME                                      155              138
Restructuring charges, after-tax                     125               65
                                               --------------------------------
NET INCOME                                        $   30           $   73
-----------------------------------------------================================
Average assets (IN BILLIONS OF DOLLARS)              $21              $21
Return on assets                                    0.14%            0.35%
-------------------------------------------------------------------------------
EXCLUDING RESTRUCTURING CHARGES
Return on assets                                    0.74%            0.66%
-----------------------------------------------================================


(1)   Excludes restructuring charges.
(2)   Represents provision for credit losses.
--------------------------------------------------------------------------------

Europe, Middle East, & Africa ("EMEA") -- which provides banking and lending services, including credit and charge cards, to customers throughout the region
- reported business income of $155 million in 1998, up $17 million or 12% from 1997. Net income of $30 million in 1998 and $73 million in 1997 included restructuring charges of $239 million ($125 million after-tax) and $112 million ($65 million after-tax), respectively.

As shown in the following table, EMEA reported 7% account growth in 1998 primarily reflecting loan growth, including credit cards.


IN BILLIONS OF DOLLARS                                  1998             1997
--------------------------------------------------------------------------------
Accounts (IN MILLIONS)                                   9.5              8.9
Average customer deposits                              $16.7            $16.8
Average loans                                           15.8             15.1
---------------------------------------------------=============================


Revenues, net of interest expense, of $1.954 billion in 1998 grew $90 million or 5% from 1997 reflecting growth across all countries except India and Pakistan where revenues declined as a result of economic conditions. Foreign currency translation reduced revenue growth by approximately 3 percentage points.

Adjusted operating expenses of $1.349 billion were up $26 million or 2% from 1997, reflecting higher business volumes and costs associated with expansion efforts in Central and Eastern Europe and Africa, partially offset by the effect of foreign currency translation. Foreign currency translation reduced expense growth by approximately 4 percentage points.

Credit costs in 1998 were $289 million, up from $274 million in 1997. The net credit loss ratio was 1.71% in 1998 compared to 1.77% in 1997. Foreign currency translation reduced credit costs by approximately $8 million in 1998. Credit costs include a provision in excess of net credit losses to increase the allowance for credit losses by $19 million and $7 million in 1998 and 1997, respectively. The increase in the additional provision reflects an increase in loan volumes.

ASIA PACIFIC


IN MILLIONS OF DOLLARS                                  1998            1997
--------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE               $1,773           $1,799
Adjusted operating expenses (1)                          968            1,024
                                                   -----------------------------
OPERATING MARGIN                                         805              775
Credit costs (2)                                         251              201
                                                   -----------------------------
BUSINESS INCOME BEFORE TAXES                             554              574
Income taxes                                             144              146
                                                   -----------------------------
BUSINESS INCOME                                          410              428
Restructuring charges, after-tax                          64               60
                                                   -----------------------------
NET INCOME                                            $  346           $  368
---------------------------------------------------=============================
Average assets (IN BILLIONS OF DOLLARS)                  $28              $28
Return on assets                                        1.24%            1.31%
--------------------------------------------------------------------------------
EXCLUDING RESTRUCTURING CHARGES
Return on assets                                        1.46%            1.53%
---------------------------------------------------=============================


(1)   Excludes restructuring charges.
(2)   Represents provision for credit losses.
--------------------------------------------------------------------------------

Asia Pacific (including Japan and Australia) -- which provides banking and lending services, including credit and charge cards, to customers throughout the region -- reported business income of $410 million in 1998, down from $428 million in 1997, reflecting economic conditions in the region, including weakened currencies. Foreign currency translation reduced business income by approximately $127 million in 1998. The effect of foreign currency translation moderated during the second half of 1998. Net income of $346 million in 1998 and $368 million in 1997, included restructuring charges of $83 million ($64 million after-tax) and $97 million ($60 million after-tax), respectively.

As shown in the following table, Asia Pacific accounts grew 19% in 1998 principally reflecting growth in customer deposits due to the "flight-to-quality" in the region, particularly in Japan. In 1998, customer deposits grew 18% (32% excluding the effect of foreign currency translation).


IN BILLIONS OF DOLLARS                           1998             1997
------------------------------------------------------------------------------
Accounts (IN MILLIONS)                            7.4              6.2
Average customer deposits                       $36.1            $30.5
Average loans                                    20.2             20.8
----------------------------------------------================================


Revenues, net of interest expense, of $1.773 billion declined $26 million from 1997, reflecting the effect of foreign currency translation and spread compression in certain countries, offset by account and business volume growth due to the "flight-to-quality" in the region. Foreign currency translation reduced revenue growth by approximately 22 percentage points.

Adjusted operating expenses in 1998 were down $56 million or 5% from 1997, reflecting the effect of foreign currency translation, partially offset by costs associated with business volume growth. Foreign currency translation reduced expense growth by approximately 15 percentage points.

Credit costs in 1998 were $251 million, up from $201 million in 1997. The net credit loss ratio was 1.12% in 1998, up from 0.82% in 1997, reflecting economic conditions in the region. Foreign currency translation reduced credit costs by approximately $70 million in 1998. Credit costs include a provision in excess of net credit losses to increase the allowance for credit losses by $24 million and $30 million in 1998 and 1997, respectively, reflecting higher credit losses in the portfolio.

LATIN AMERICA


IN MILLIONS OF DOLLARS                                  1998            1997
--------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                $1,562         $1,446
Adjusted operating expenses (1)                         1,071            923
                                                   -----------------------------
OPERATING MARGIN                                          491            523
Credit costs (2)                                          265            192
                                                   -----------------------------
BUSINESS INCOME BEFORE TAXES                              226            331
Income taxes                                               63             58
                                                   -----------------------------
BUSINESS INCOME                                           163            273
Restructuring charges, after-tax                           67             20
                                                   -----------------------------
NET INCOME                                             $   96         $  253
---------------------------------------------------=============================
Average assets (IN BILLIONS OF DOLLARS)                   $12             $8
Return on assets                                         0.80%          3.16%
--------------------------------------------------------------------------------
EXCLUDING RESTRUCTURING CHARGES
Return on assets                                         1.36%          3.41%
---------------------------------------------------=============================


(1)   Excludes restructuring charges.
(2)   Represents provision for credit losses.
--------------------------------------------------------------------------------

Latin America - which provides banking and lending services, including credit and charge cards, to customers throughout the region -- reported business income of $163 million in 1998 down from $273 million in 1997, primarily reflecting lower earnings in Credicard, a Brazilian Card affiliate. Net income of $96 million in 1998 and $253 million in 1997, included restructuring charges of $88 million ($67 million after-tax) and $33 million ($20 million after-tax), respectively.

As shown in the following table, Latin America experienced strong business volume growth in 1998, including the effect of certain acquisitions made during the year. Customer deposit growth also reflects a "flight-to-quality" in the region.


IN BILLIONS OF DOLLARS                          1998             1997
-----------------------------------------------------------------------------
Accounts (IN MILLIONS)                           6.7              4.9
Average customer deposits                      $10.2             $8.2
Average loans                                    7.8              6.6
--------------------------------------------=================================


Revenues, net of interest expense, of $1.562 billion were up $116 million or 8% from 1997 reflecting account and business volume growth and certain acquisitions in the region, partially offset by lower earnings in Credicard and reduced spreads. Foreign currency translation reduced revenue growth by approximately 5 percentage points.

Adjusted operating expenses in 1998 grew $148 million or 16% from 1997 reflecting acquisitions in the region, spending on new strategic alliances, and increased collection efforts. Foreign currency translation reduced expense growth by approximately 8 percentage points.

Credit costs were $265 million in 1998, up from $192 million in 1997 reflecting economic conditions and loan growth. The net credit loss ratio was 3.07% in 1998 compared to 2.66% in 1997. Credit costs include a provision in excess of net credit losses to increase the allowance for credit losses by $26 million and $17 million in 1998 and 1997, respectively, reflecting the higher credit loss experience in the portfolio during 1998 and portfolio growth.

Business income in 1998 was also reduced by a higher effective tax rate. The effective tax rates on business income before taxes were 28% and 18% in 1998 and 1997, respectively. Fluctuations in the effective income tax rates result from changes in the nature and geographic mix of pretax earnings.

GLOBAL PRIVATE BANK


IN MILLIONS OF DOLLARS                                 1998           1997
--------------------------------------------------------------------------------
ADJUSTED REVENUES (1)                                $1,061         $1,018
Adjusted operating expenses (2)                         725            670
                                                  ------------------------------
OPERATING MARGIN                                        336            348
Adjusted credit benefits (3)                            (16)           (19)
                                                  ------------------------------
BUSINESS INCOME BEFORE TAXES                            352            367
Income taxes                                             98             86
                                                  ------------------------------
BUSINESS INCOME                                         254            281
Restructuring charges, after-tax                         43             18
                                                  ------------------------------
NET INCOME                                           $  211         $  263
--------------------------------------------------==============================
Average assets (IN BILLIONS OF DOLLARS)                 $17            $17
Return on assets                                      1.24%           1.55%
--------------------------------------------------------------------------------
EXCLUDING RESTRUCTURING CHARGES
Return on assets                                      1.49%           1.65%
--------------------------------------------------==============================


(1)   Excludes net cost to carry cash-basis loans and OREO.
(2)   Excludes restructuring charges and net OREO costs.
(3)   Represents provision for credit losses, net cost to carry, and net OREO costs.
--------------------------------------------------------------------------------

Global Private Bank -- which provides personalized wealth management services for high net worth clients around the world -- reported business income in 1998 of $254 million, down $27 million or 10% from 1997, primarily reflecting lower earnings in Asia Pacific. Net income of $211 million in 1998 and $263 million in 1997, included restructuring charges of $70 million ($43 million after-tax) and $28 million ($18 million after-tax), respectively.

Client business volumes under management were $116 billion at the end of the year, up from $101 billion in 1997, reflecting growth in all regions except Asia Pacific. Growth was led by the custody business, investment funds management, banking, and trust and fiduciary relationships.

Adjusted revenues in 1998 were $1.061 billion, up $43 million or 4% from 1997, reflecting strong growth in client-related foreign exchange and growth in other fee revenues.

Adjusted operating expenses of $725 million in 1998 were up $55 million or 8% from 1997, reflecting an increased sales force and higher product management costs.

Adjusted credit benefits for 1998 were $16 million, compared with $19 million in 1997. 1998 credit benefits reflect increased income on cash basis loans and higher recoveries in Europe and the United States, offset by higher write-offs in Asia Pacific and Latin America.

Business income in 1998 was also reduced by a higher effective tax rate. The effective tax rates on business income before taxes were 28% and 23% in 1998 and 1997, respectively. Fluctuations in the effective income tax rates result from changes in the nature and geographic mix of pretax earnings.

E-CITI


IN MILLIONS OF DOLLARS                                   1998           1997
--------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                $  147           $112
Adjusted operating expenses (1)                           379            239
                                                    ----------------------------
OPERATING MARGIN                                         (232)          (127)
Credit costs                                                3              4
                                                    ----------------------------
BUSINESS LOSS BEFORE TAXES                               (235)          (131)
Income tax benefit                                        (93)           (52)
                                                    ----------------------------
BUSINESS LOSS                                            (142)           (79)
Restructuring charges, after-tax                            2             16
                                                    ----------------------------
NET LOSS                                               $ (144)          $(95)
----------------------------------------------------============================

(1)   Excludes restructuring charges.
--------------------------------------------------------------------------------


e-Citi -- the business that manages the Company's Internet strategy and execution, including the creation and delivery of electronic financial services and e-commerce initiatives, such as Direct Access and other Internet-based transactional banking products, and provides to customers certain other electronic banking services such as Global Debit Card Services -- reported business losses of $142 million in 1998, compared to $79 million in 1997. Net losses of $144 million in 1998 and $95 million in 1997, included restructuring charges of $3 million ($2 million after-tax) and $28 million ($16 million after-tax), respectively.

Revenues, net of interest expense, were $147 million in 1998, up from $112 million in 1997, reflecting business volume increases in certain electronic banking services. Adjusted operating expenses of $379 million increased from $239 million in 1997 reflecting Internet-based financial services and e-commerce initiatives, and additional investment spending on certain other electronic banking services.

OTHER CONSUMER


IN MILLIONS OF DOLLARS                                 1998           1997
--------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE               $  97           $105
Operating expenses                                      236             90
                                                  ------------------------------
BUSINESS (LOSS) INCOME BEFORE TAXES                    (139)            15
Income tax benefit                                      (53)            (9)
                                                  ------------------------------
NET (LOSS) INCOME                                     $ (86)          $ 24
--------------------------------------------------==============================


Other Consumer -- which includes certain treasury operations and global marketing and other programs - reported a net loss of $86 million in 1998, compared to net income of $24 million in 1997, primarily reflecting higher spending on global advertising, marketing, and distribution development initiatives.

CONSUMER PORTFOLIO REVIEW

Managed loans of $167.7 billion as of December 31, 1998 were up from $138.8 billion as of December 31, 1997, reflecting the acquisition of UCS and worldwide portfolio growth.

In the consumer portfolio, credit loss experience is often expressed in terms of annual net credit losses as a percentage of average loans. Pricing and credit policies reflect the risk and credit loss experience of each particular product. Consumer loans are generally written off no later than a predetermined number of days past due on a contractual basis, or earlier in the event of bankruptcy. The number of days is set at an appropriate level according to loan product and country.

The table on page 20 summarizes delinquency and net credit loss experience in both the managed and on-balance sheet loan portfolio in terms of loans 90 days or more past due, net credit losses, and as a percentage of related loans.

In North America, Mortgage Banking and Citibanking credit trends continue to improve from 1997 levels. Mortgage Banking loans delinquent 90 days or more of $625 million at December 31, 1998 declined from $715 million at December 31, 1997 and Citibanking North America delinquencies of $87 million declined from $142 million, respectively. Similarly, Mortgage Banking net credit losses of $75 million in 1998 declined from $115 million in 1997 and Citibanking North America net credit losses of $124 million declined from $135 million, respectively.

U.S. bankcards managed loans delinquent 90 days or more were $992 million or 1.48% ($803 million or 1.60% excluding UCS) at December 31, 1998, compared with $856 million or 1.80% at December 31, 1997. Net credit losses in 1998 were $3.1 billion and the related loss ratio was 5.41% ($2.6 billion and 5.64% excluding
UCS), compared with $2.6 billion and 5.81% in 1997. The improvement in both the delinquency and net credit loss ratios reflects moderating industry-wide bankruptcy trends and previously implemented credit risk management initiatives. Citicorp continues to write off bankrupt accounts upon notice of filing of bankruptcy.

In Europe, Middle East, & Africa, credit trends have been stable to improving in most countries. Loans delinquent 90 days or more were $937 million with a related ratio of 5.49% at December 31, 1998, compared with $905 million or 6.00% at December 31, 1997. Net credit losses in 1998 were $270 million and the related loss ratio was 1.71%, compared with $267 million and 1.77% in 1997.

In Asia Pacific and Latin America, delinquencies and net credit losses have increased from 1997 due to economic conditions in the regions. Asia Pacific loans delinquent 90 days or more of $498 million at December 31, 1998 increased from $259 million at December 31, 1997 and net credit losses of $227 million in 1998 increased from $171 million in 1997. Foreign currency translation reduced net credit losses in Asia Pacific by approximately $70 million in 1998. Latin America loans delinquent 90 days or more of $288 million at December 31, 1998 increased from $173 million at December 31, 1997 and net credit losses of $239 million in 1998 increased from $175 million in 1997. The increase in Latin America delinquencies and net credit losses also reflects loan growth.

Global Private Bank loans delinquent 90 days or more of $193 million at December 31, 1998 increased from $110 million at December 31, 1997, reflecting an increase in Asia Pacific and Europe, the Middle East and Africa, partially offset by improvements in North America. Net credit losses in 1998 were $5 million, compared with net recoveries of $13 million in 1997, reflecting higher write-offs in Asia Pacific and Latin America, partially offset by improvements in North America.

Total consumer loans on the balance sheet delinquent 90 days or more on which interest continued to be accrued were $1.1 billion at December 31, 1998 and $1.0 billion at December 31, 1997. Included in these amounts are U.S. government-guaranteed student loans of $267 million at December 31, 1998, up from $240 million at December 31, 1997, reflecting growth in the loan portfolio. Other consumer loans delinquent 90 days or more on which interest continued to be accrued (which primarily include worldwide bankcard receivables and certain loans in Germany) were $790 million and $762 million, respectively. The majority of these other loans are written off upon reaching a stipulated number of days past due.

Citicorp's policy for suspending the accrual of interest on consumer loans varies depending on the terms, security, and credit loss experience characteristics of each product, as well as write-off criteria in place. At December 31, 1998, interest accrual had been suspended on $2.1 billion of consumer loans, primarily consisting of mortgage, installment, revolving, and Private Banking loans, up from $1.8 billion at December 31, 1997, reflecting increases in Asia Pacific, Latin America, and the Global Private Bank, partially offset by improvements in Mortgage Banking.

CONSUMER LOAN DELINQUENCY AMOUNTS, NET CREDIT LOSSES, AND RATIOS

                                           TOTAL            90 DAYS OR        AVERAGE
(IN MILLIONS OF DOLLARS,                   LOANS         MORE PAST DUE (1)      LOANS       NET CREDIT LOSSES (1)
                                        --------------------------------------------------------------------------
  EXCEPT LOAN AMOUNTS IN BILLIONS)         1998          1998         1997      1998           1998         1997
------------------------------------------------------------------------------------------------------------------
Citibanking North America                $   8.4       $   87        $ 142     $   8.3     $   124      $   135
Ratio                                                    1.04%        1.61%                   1.49%        1.61%
Mortgage Banking                            25.6          625          715        24.0          75          115
Ratio                                                    2.44%        3.13%                   0.31%        0.51%
U.S. Bankcards (2)                          67.1          992          856        57.0       3,083        2,633
Ratio                                                    1.48%        1.80%                   5.41%        5.81%
Other Cards                                  2.3           46           37         2.3          68           61
Ratio                                                    1.96%        1.72%                   2.91%        2.86%
Europe, Middle East, & Africa               17.1          937          905        15.8         270          267
Ratio                                                    5.49%        6.00%                   1.71%        1.77%
Asia Pacific                                21.8          498          259        20.2         227          171
Ratio                                                    2.28%        1.34%                   1.12%        0.82%
Latin America                                8.0          288          173         7.8         239          175
Ratio                                                    3.60%        2.34%                   3.07%        2.66%
Global Private Bank                         17.0          193          110        15.9           5          (13)
Ratio                                                    1.14%        0.72%                   0.03%          NM
e-Citi                                       0.4            2            1         0.3           3            4
Ratio                                                    0.35%        0.60%                   1.15%        1.93%
------------------------------------------------------------------------------------------------------------------
TOTAL MANAGED                              167.7        3,668        3,198       151.6       4,094        3,548
RATIO                                                    2.19%        2.30%                   2.70%        2.60%
------------------------------------------------------------------------------------------------------------------
Securitized credit card receivables        (44.1)        (656)        (481)      (36.3)     (2,043)      (1,587)
Loans held for sale                         (4.6)         (38)         (35)       (4.5)       (134)        (126)
------------------------------------------------------------------------------------------------------------------
TOTAL LOANS                               $119.0       $2,974       $2,682      $110.8      $1,917       $1,835
RATIO                                                    2.50%        2.47%                   1.73%        1.71%
----------------------------------------==========================================================================

(1) The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.
(2) The U.S. Bankcards managed ratios of 90 days or more past due and net credit losses were reduced by 12 and 23 basis points, respectively, in 1998, due to the acquisition of the Universal Card portfolio.
NM    Not meaningful.
--------------------------------------------------------------------------------

CONSUMER LOAN BALANCES, NET OF UNEARNED INCOME

                                            END OF PERIOD                   AVERAGE
                                       -------------------------    -------------------------
IN BILLIONS OF DOLLARS                     1998         1997            1998          1997
---------------------------------------------------------------------------------------------
MANAGED                                   $167.7       $138.8          $151.6        $136.3
Securitized credit card receivables        (44.1)       (26.8)          (36.3)        (25.2)
Loans held for sale                         (4.6)        (3.5)           (4.5)         (3.6)
                                       -------------------------    -------------------------
ON-BALANCE SHEET                          $119.0       $108.5          $110.8        $107.5
---------------------------------------======================================================

The portion of Citicorp's allowance for credit losses attributed to the consumer portfolio was $2.9 billion as of December 31, 1998, up from $2.5 billion as of December 31, 1997, reflecting the addition of $320 million of credit loss reserves related to the acquisition of the Universal Card portfolio. The allowance as a percentage of loans on the balance sheet was 2.45% as of December 31, 1998, compared with 2.29% at December 31, 1997. The attribution of the allowance is made for analytical purposes only and the entire allowance is available to absorb probable credit losses inherent in the portfolio.

GLOBAL CONSUMER OUTLOOK

During 1998, Global Consumer announced a number of business improvement and integration initiatives that are projected to yield expense savings of approximately $380 million pretax in 1999, and to reach a run rate of approximately $540 million in annual pretax savings beginning in 2000. In 1999, these actions, together with tighter management of non-customer expenses and realized savings from earlier efficiency initiatives still in progress, are expected to yield gross annual pretax expense savings of approximately $800 million. There can be no assurance that the projected cost savings will be achieved.

NORTH AMERICA

CITIBANKING NORTH AMERICA. The business is poised for growth in 1999 as a result of continued improvements in revenues along with a reduction in operating expenses. In addition, the business should benefit from the implementation of cross-selling initiatives with several affiliates of the Company.
Cross-selling programs and pilots currently underway include the offering of credit cards, mortgages, investment products, and life insurance to Citibanking customers, as well as the offering of Citibanking products to customers of other Citigroup subsidiaries. Citibanking has launched new training, licensing and compensation programs to enable and motivate current bankers to sell the full range of financial services products that meet clients' needs.

MORTGAGE BANKING. Mortgage Banking, which includes Student Loans, will continue to develop its national franchise in 1999. Growth in existing and new distribution channels -- including cross-selling programs -- should maintain loan volumes. Student Loans should continue to grow through affinity programs with major universities and capitalize on its recently regained top position in the U.S. government-guaranteed loan program. Continued development of other products, including home equity and installment loans, will complement the product offerings and should enable the business to establish lifetime relationships with new and existing customers. Mortgage refinancing activity is expected to moderate in 1999, however, lower than expected interest rates and competitive pricing could result in continued higher than expected levels of prepayment activity. Management has instituted hedging programs designed to mitigate the impairment effects of prepayment activity.

CARDS. In 1998, the business increased profitability through risk based pricing initiatives and improved credit conditions. Additionally, the acquisition of UCS drove the 40% growth in U.S. bankcard receivables and significantly increased market share. As a result, the business will move into 1999 with strong momentum. While competitive pressures will continue, the business expects to leverage its size in meeting the needs of existing customers and gain wallet share by continuing to grow existing profitable relationships and testing new value propositions and channels. Furthermore, Cards plans to meet its customers' broader financial and insurance needs through cross-selling opportunities that should provide the fuel for continued portfolio growth. Credit costs and delinquencies may increase from 1998 levels as a result of continued portfolio growth.

INTERNATIONAL CONSUMER

As a result of global economic conditions, particularly in Latin America and Asia Pacific, net credit losses and the related loss ratios in certain International Consumer businesses are expected to increase from 1998 levels. Additionally, delinquencies and loans on which the accrual of interest is suspended could remain at relatively high levels.

EUROPE, MIDDLE EAST, & AFRICA. The newly unified Europe represents a large market whose size and strong demographic characteristics rival that of the United States. Additional growth opportunity comes from the developing markets of Central and Eastern Europe where an emerging middle class is expected to fuel the demand for financial services. Along with the markets, consumers are experiencing profound changes. Not unlike the U.S., as social reforms take hold, an increasing recognition on the part of consumers that they will need to fund their own retirements is fueling a substantial investment product opportunity. Although the European Economic Monetary Union ("EMU") represents great opportunity, the challenges are substantial. A single market requires pan-European product offerings, brings increased competition, and creates a greater ability on the part of consumers to comparison shop across borders. Citicorp's strengths in distribution and consistent global advertising and marketing efforts will provide a strong platform to expand beyond the current European presence.

ASIA PACIFIC. The macroeconomic environment across Asia Pacific was difficult during 1998 with most economies contracting, along with significant volatility of interest rates and foreign exchange rates. From a competitive perspective, the economic turbulence has begun to lead to early rationalization and some consolidation in the financial services and banking sector. During 1998, franchise growth reflected the "flight-to-quality" in the region, particularly in Japan. The business maintained a tight focus on loan underwriting and increased productivity throughout the region, especially in the back office. Credit costs have risen since 1997 and are expected to remain at high levels in 1999 as unemployment rises and GDP growth remains sluggish. However, the business is well positioned in 1999 for continued franchise growth.

LATIN AMERICA. Latin America now serves nearly five million customers, with credit and charge cards commanding a leading share position in four countries. Substantial steps have been taken to build the franchise across the region, including acquisitions in Mexico and Argentina, and opening sales and service channels through non-traditional means, such as presence in retail outlets in four countries and enhanced online banking offerings in five countries. The region has experienced deteriorating economic conditions in many of its countries, which has resulted in reduced GDP growth and a difficult credit environment. This trend is expected to continue in 1999, as the impact of the Brazilian currency devaluation is felt across the region. Latin America will mitigate the effects of this downturn by re-focusing lending efforts toward less risky segments of the population. Additionally, increased efforts will be made to grow existing customer relationships and toward continued operating expense reductions.

GLOBAL PRIVATE BANK. The market for private banking services is extremely attractive because the "wealth" segment has been growing faster than the overall market. Although the financial crisis in a number of emerging market countries has had an adverse impact, several regions, particularly the United States and Europe, remain very strong and the prospects for the overall market continue to be positive over the longer term. While competition for this attractive and dynamic market segment is increasing, the global market is highly fragmented with no dominant competitors. This presents the Global Private Bank with an extremely attractive business opportunity because it is one of the few providers that can claim to offer a full range of private banking services on a global basis.

GLOBAL CORPORATE


IN MILLIONS OF DOLLARS                             1998            1997
-----------------------------------------------------------------------------
ADJUSTED REVENUES (1)                            $6,930          $6,683
Adjusted operating expenses (2)                   5,235           4,714
                                              -------------------------------
OPERATING MARGIN                                  1,695           1,969
Adjusted credit costs (3)                           367             (35)
                                              -------------------------------
BUSINESS INCOME BEFORE TAXES                      1,328           2,004
Income taxes                                        418             536
                                              -------------------------------
BUSINESS INCOME                                     910           1,468
Restructuring charges, after-tax                    137             168
                                              -------------------------------
NET INCOME                                       $  773          $1,300
----------------------------------------------===============================
Average assets (IN BILLIONS OF DOLLARS)          $  170          $  147
Return on assets                                   0.45%           0.88%
-----------------------------------------------------------------------------
EXCLUDING RESTRUCTURING CHARGES
Return on assets                                   0.54%           1.00%
----------------------------------------------===============================


(1)   Excludes net cost to carry cash-basis loans and OREO.
(2)   Excludes net restructuring charges and net OREO benefits.
(3) Represents provision for credit losses, net cost to carry, and net OREO benefits.
--------------------------------------------------------------------------------

Global Corporate business income in 1998 was $910 million, down $558 million or 38% from 1997. The results reflect volatile global capital markets which held revenue growth to 4%, expense growth of 11% attributable to technology spending (including year 2000 and EMU) and franchise expansion, together with higher credit costs in the Emerging Markets business. Net income in 1998 was $773 million, down $527 million or 41% from 1997. Included in 1998 and 1997 net income are restructuring charges of $246 million ($157 million after-tax) and $281 million ($168 million after-tax), respectively. The 1998 restructuring initiatives are designed to realize synergies and operating efficiencies arising from the Citicorp and Travelers merger. The savings will come from both Emerging Markets and Global Relationship Banking ("GRB") as the businesses rationalize their presence in countries with multiple operations with Salomon Smith Barney ("SSB"), consolidate Citibank and SSB locations, integrate trading platforms, and exit non-strategic businesses. The 1997 restructuring charge related to standardization and consolidation of operations, the outsourcing of various technological functions, the rationalization of support functions, and other organizational realignments designed to better serve target market customers. During 1998 Emerging Markets and GRB recorded an adjustment of $32 million ($20 million after-tax) to reduce the 1997 restructuring reserve, primarily reflecting lower than anticipated severance costs due to higher attrition and redeployment of personnel within the Company. See Note 12 of Notes to Consolidated Financial Statements.

Adjusted revenues of $6.930 billion in 1998 grew $247 million or 4% from 1997. The improvement reflected double-digit growth in transaction banking services revenue, higher trading-related revenues, and improved treasury results, partially offset by lower securities transactions, net asset gains, and corporate finance revenues.

Trading-related revenues totaled $2.050 billion and $1.792 billion in 1998 and 1997, respectively. The growth reflected higher foreign exchange revenues attributable to volatile foreign currency markets throughout 1998. Derivative revenues rebounded from the depressed 1997 results, which were adversely affected by the unusual volatility stemming from the economic turmoil in certain Asian countries. Fixed Income and Other results declined in 1998 primarily as a result of the global turmoil precipitated by the default of Russia on its sovereign debt.

Adjusted operating expenses were $5.235 billion and $4.714 billion in 1998 and 1997, respectively. The expense growth was primarily attributable to increased spending on technology (including year 2000 and EMU), volume-related increases, and costs associated with implementing Citicorp's plans to gain market share in selected emerging market countries.

Adjusted credit costs totaled $367 million in 1998 compared with a net benefit of $35 million in 1997. The increase in credit costs is concentrated in Indonesia and Russia. Cash-basis loans at December 31, 1998 were $1.330 billion, up $280 million or 27% from year-end 1997 reflecting a $413 million increase in the Emerging Markets business, primarily in Indonesia and several other Asian countries, partially offset by a $133 million improvement in Global Relationship Banking, primarily real estate related. Cash-basis loans at December 31, 1998 and 1997 include approximately $14 million and $59 million, respectively, of balance sheet credit exposure related to foreign currency derivative contracts for which the recognition of revaluation gains has been suspended. The OREO portfolio of $262 million at December 31, 1998 declined $199 million or 43% from December 31, 1997, primarily due to sales of OREO properties. See the tables entitled "Cash-Basis, Renegotiated, and Past Due Loans" and "Other Real Estate Owned and Assets Pending Disposition" on page F-39.

Citicorp attributes income taxes to core businesses on the basis of local tax rates, which resulted in effective income tax rates on business income of 31% and 27% in 1998 and 1997, respectively. The difference between the local tax rates attributed to core businesses and Citicorp's overall effective tax rate in each year is included in Corporate/Other. Fluctuations in the effective income tax rates resulted from changes in the nature and geographic mix of pretax earnings.

Average assets of $170 billion in 1998 grew $23 billion or 16% from 1997. Average assets of $81 billion in the Emerging Markets business grew $15 billion or 23% reflecting growth across all geographic segments. The growth was concentrated in the loan portfolio and trade finance products, together with treasury initiatives. Average assets of $89 billion in Global Relationship Banking grew $8 billion or 10% from 1997 primarily reflecting an increase in the fair value of trading assets, including derivative and foreign exchange contracts, higher lending to target market clients, and higher volumes in transaction banking services.

Losses on commercial lending activities can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Commercial loans are identified as impaired and placed on a nonaccrual basis when it is determined that the payment of interest or principal is doubtful of collection or when interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection. Impaired commercial loans are written down to the extent that principal is judged to be uncollectible. Citicorp's allowance for credit losses of $6.2 billion is available to absorb all probable credit losses inherent in the portfolio. For analytical purposes only, Citicorp attributes a portion of this reserve to its commercial loans. Reserves attributed to commercial loans totaled $3.3 billion at both December 31, 1998 and 1997. During 1998 asset quality improved in the developed markets but deteriorated in a number of emerging markets. The commercial allowance for credit losses as a percentage of commercial loans at December 31, 1998 and 1997 was 3.8% and 4.4%, respectively. Credit costs and cash-basis loans may increase from the 1998 levels due to global economic developments--particularly in Latin America and Asia Pacific.

At December 31, 1998, Global Corporate had mark-to-market exposure to hedge funds of $110 million, collateralized by $133 million of cash and government securities, resulting in excess collateral of $23 million. Within these amounts, certain hedge funds have collateral in excess of the mark-to-market deficit, and others have deficits in excess of collateral held. The total exposure to hedge funds with mark-to-market deficits in excess of collateral held is $4 million. No single hedge fund had a mark-to-market deficit of more than $2 million in excess of collateral held from that hedge fund. Other outstandings and commitments to hedge funds totaled $131 million, of which $129 million was secured and $2 million was unsecured. Mark-to-market exposure includes those hedge funds that owe Global Corporate on foreign exchange and derivative contracts such as swaps, swap options, and other over-the-counter options, and only the uncollateralized portion of receivables on reverse repurchase and repurchase agreements. This exposure can change significantly as a result of extreme market movements. Global Corporate had no equity investment in hedge funds.

EMERGING MARKETS


IN MILLIONS OF DOLLARS                              1998           1997
----------------------------------------------------------------------------
Total revenues, net of interest expense           $3,363         $3,168
Net cost to carry cash-basis loans and OREO           59             15
                                               -----------------------------
ADJUSTED REVENUES                                  3,422          3,183
Adjusted operating expenses (1)                    2,017          1,893
                                               -----------------------------
OPERATING MARGIN                                   1,405          1,290
Adjusted credit costs (2)                            480            135
                                               -----------------------------
BUSINESS INCOME BEFORE TAXES                         925          1,155
Income taxes                                         235            246
                                               -----------------------------
BUSINESS INCOME                                      690            909
Restructuring charges, after-tax                      50             32
                                               -----------------------------
NET INCOME                                        $  640         $  877
-----------------------------------------------=============================
Average assets (IN BILLIONS OF DOLLARS)              $81            $66
Return on assets                                    0.79%          1.33%
----------------------------------------------------------------------------
EXCLUDING RESTRUCTURING CHARGES
Return on assets                                    0.85%          1.38%
-----------------------------------------------=============================


(1)   Excludes net restructuring charges and net OREO benefits.
(2) Represents provision for credit losses, net cost to carry, and net OREO benefits.
--------------------------------------------------------------------------------

Emerging Markets business income totaled $690 million in 1998, down $219 million or 24% from 1997. Net income was $640 million in 1998, down $237 million or 27% from 1997. Included in 1998 and 1997 net income are net restructuring charges of $73 million ($50 million after-tax) and $54 million ($32 million after-tax), respectively.

Adjusted revenues of $3.422 billion grew $239 million or 8% (17% excluding the effect of foreign currency translation) compared with 1997 reflecting a $245 million improvement in trading-related revenues to $1.051 billion (which includes a $57 million loss attributable to Russia), double-digit growth in transaction banking services and loan product revenues, and improved treasury results. These increases were partially offset by a $248 million decline in securities transactions (which includes a $148 million writedown of impaired Russian available-for-sale securities in 1998) and a $59 million decline in net asset gains.

Adjusted revenues in Asia Pacific (comprising 13 countries and territories excluding Japan and the Indian subcontinent, but including Australia and New Zealand) improved 14% in 1998 compared with 1997. The improvement resulted primarily from higher trading-related revenues and improved treasury results. Revenues attributed to the Embedded Bank and Emerging Local Corporate strategies (Citicorp's plans to gain market share in selected emerging market countries), together with new franchises, accounted for 7% and 5% of the Emerging Markets business revenues in 1998 and 1997, respectively, and grew 63% from 1997. About 31% and 29% of the revenue in the Emerging Markets business in 1998 and 1997 was attributable to business from multinational companies managed jointly with Global Relationship Banking, with that revenue having grown 15% from 1997.

Adjusted operating expenses were $2.017 billion and $1.893 billion in 1998 and 1997, respectively. The growth in expenses was primarily attributable to investment spending to build the franchise, including costs associated with Citicorp's Embedded Bank, Emerging Local Corporate, and New Franchise initiatives, together with volume growth.

Adjusted credit costs were $480 million and $135 million in 1998 and 1997, respectively. The increase was concentrated in Indonesia and Russia, reflecting the effects of economic turmoil experienced in those countries. Credit costs in 1998 and 1997 included $83 million and $35 million, respectively, related to foreign currency derivative contracts. Cash-basis loans at December 31, 1998 and 1997 were $1.062 billion and $649 million. The increase was concentrated in Indonesia and several other Asian countries. Cash-basis loans at December 31, 1998 and 1997 include approximately $14 million and $59 million, respectively, of balance sheet credit exposure related to foreign currency derivative contracts for which the recognition of revaluation gains has been suspended. See the table entitled "Cash-Basis, Renegotiated, and Past Due Loans" on page F-39.

The effective income tax rates on business income before taxes in 1998 and 1997 were 25% and 21% respectively. Fluctuations in the effective income tax rates result from changes in the nature and geographic mix of pretax earnings.

Average assets of $81 billion in 1998 rose $15 billion or 23% from 1997 reflecting growth across all geographic segments. The growth was concentrated in the loan portfolio and trade finance products, together with treasury initiatives.

GLOBAL RELATIONSHIP BANKING


IN MILLIONS OF DOLLARS                               1998             1997
------------------------------------------------------------------------------
Total revenues, net of interest expense            $3,542           $3,518
Net cost to carry cash-basis loans and OREO           (34)             (18)
                                                ------------------------------
ADJUSTED REVENUES                                   3,508            3,500
Adjusted operating expenses (1)                     3,218            2,821
                                                ------------------------------
OPERATING MARGIN                                      290              679
Adjusted credit benefits (2)                         (113)            (170)
                                                ------------------------------
BUSINESS INCOME BEFORE TAXES                          403              849
Income taxes                                          183              290
                                                ------------------------------
BUSINESS INCOME                                       220              559
Restructuring charges, after-tax                       87              136
                                                ------------------------------
NET INCOME                                         $  133           $  423
------------------------------------------------==============================
Average assets (IN BILLIONS OF DOLLARS)               $89              $81
Return on assets                                     0.15%            0.52%
------------------------------------------------------------------------------
EXCLUDING RESTRUCTURING CHARGES
Return on assets                                     0.25%            0.69%
------------------------------------------------==============================


(1)   Excludes net restructuring charges and net OREO benefits.
(2) Represents provision for credit losses, net cost to carry, and net OREO benefits.
--------------------------------------------------------------------------------

Business income from Global Relationship Banking in North America, Europe, and Japan was $220 million in 1998, down $339 million or 61% from 1997. Net income was $133 million in 1998, down $290 million or 69% from 1997. Included in 1998 and 1997 net income are net restructuring charges of $141 million ($87 million after-tax) and $227 million ($136 million after-tax), respectively.

Adjusted revenues in 1998 of $3.508 billion were essentially unchanged from 1997. The 1998 results reflect double-digit growth in transaction banking services revenues, a $37 million increase in securities transactions, and a $13 million increase in trading-related revenues to $999 million (which includes losses of $168 million attributable to the volatility experienced in the global capital markets during the second half of the year). The growth was essentially offset by an $86 million decline in asset sales and lower corporate finance revenues.

Adjusted operating expenses were $3.218 billion and $2.821 billion in 1998 and 1997, respectively. The growth in expenses was primarily attributable to increased spending on technology, including costs related to the year 2000 and the EMU, and volume-related expense growth.

Adjusted credit benefits of $113 million in 1998 declined from a benefit of $170 million in 1997, primarily reflecting the write-off of foreign currency derivative contracts totaling $53 million attributable to the financial market turmoil in Russia. Cash-basis loans at December 31, 1998 and 1997 were $268 million and $401 million while the OREO portfolio totaled $235 million and $440 million, respectively. The improvements in both cash-basis loans and OREO are primarily related to the real estate portfolio. See the tables entitled "Cash-Basis, Renegotiated, and Past Due Loans" and "Other Real Estate Owned and Assets Pending Disposition" on page F-39.

The effective income tax rates on business income before taxes in 1998 and 1997 were 45% and 34%, respectively. Fluctuations in the effective income tax rates result from changes in the nature and geographic mix of pretax earnings.

Average assets of $89 billion in 1998 grew $8 billion or 10% from 1997, primarily reflecting an increase in the fair value of trading assets, including derivative and foreign exchange contracts, higher lending to target market clients, and higher volumes in transaction banking services.

GLOBAL CORPORATE OUTLOOK

During 1998, Global Corporate announced a number of business improvement and integration initiatives that are projected to yield expense savings of approximately $110 million pretax in 1999, and to reach a run rate of approximately $175 million in annual pretax savings beginning in 2000. In 1999, these actions, together with tighter management of non-customer expenses and realized savings from earlier efficiency initiatives still in progress, are expected to yield gross annual pretax expense savings of approximately $330 million. There can be no assurance that the projected cost savings will be achieved.

The Global Corporate business is significantly affected by the levels of activity in the global capital markets which, in turn, are influenced by macro-economic and political policies and developments, among other factors, in the 99 countries in which the business operates. During the last half of 1997 and throughout 1998, the global capital markets experienced economic turmoil not seen in at least a decade, as currency crises sparked economic turmoil that began in Asia Pacific and spread to Eastern Europe and, in early 1999, to Latin America. The second largest economy in the world--Japan--remains in a prolonged recession, and many economists continue to be concerned about economic fundamentals in certain Asian countries, which could precipitate a return of instability to the region. And, on January 1, 1999, a common currency--the Euro--was introduced in 11 European nations, bringing Europe closer to a single market as big as that of North America.

Global economic turmoil like that experienced during 1997 and 1998 can have both positive and negative effects on the revenue performance of the business and can negatively affect credit performance. In particular, levels of trading-related revenues, securities transactions, and net asset gains may fluctuate in the future as a result of market and asset-specific factors.

The business has undertaken a number of initiatives to mitigate the negative effects of the current global instability including making risk management a priority, with the goal of deriving a higher percentage of earnings from controllable business operations than has been the case in the past.

ASSET MANAGEMENT


IN MILLIONS OF DOLLARS                                      1998      1997
--------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                     $342      $293
Adjusted operating expenses (1)                              333       270
                                                        ------------------------
BUSINESS INCOME BEFORE TAXES                                   9        23
Income taxes                                                 (13)      (12)
                                                        ------------------------
BUSINESS INCOME                                               22        35
Restructuring charge, after-tax                                9         -
                                                        ------------------------
NET INCOME                                                  $ 13      $ 35
--------------------------------------------------------========================
ASSETS UNDER MANAGEMENT (2) (IN BILLIONS OF DOLLARS)        $141      $109
--------------------------------------------------------========================


(1)   Excludes restructuring charge.
(2) Includes $34 billion and $28 billion in 1998 and 1997, respectively, for Global Private Bank clients.
--------------------------------------------------------------------------------

Citibank Global Asset Management ("CGAM") offers a broad range of asset management products and services from global investment centers around the world, including mutual funds, closed-end funds, and managed accounts.

As of December 31, 1998, aggregate assets under management of $141 billion grew 29% over the prior year with strong growth in all asset categories. CGAM's business income was $22 million in 1998, down $13 million or 37 % from 1997. Revenues of $342 million were up $49 million or 17% over 1997, reflecting the broad growth of assets under management.

Adjusted operating expenses of $333 million increased $63 million or 23% over the prior year, primarily reflecting CGAM's continuing build-out of its fundamental research and quantitative analysis investment teams, as well as incremental technology costs, including costs associated with the year 2000 and EMU.

During 1998, CGAM recorded a restructuring charge totaling $15 million ($9 million after-tax), primarily reflecting the costs of eliminating redundancies.

CORPORATE/OTHER


IN MILLIONS OF DOLLARS                                          1998     1997
--------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                       $1,065    $ 985
Adjusted operating expenses (1)                                  522      221
                                                            --------------------
BUSINESS INCOME BEFORE TAXES                                     543      764
Income taxes                                                     507      919
                                                            --------------------
BUSINESS INCOME (LOSS)                                            36     (155)
Restructuring charges and merger-related costs, after-tax         67       31
                                                            --------------------
NET LOSS                                                      $  (31)   $(186)
------------------------------------------------------------====================


(1)  Excludes restructuring charges and merger-related costs.
--------------------------------------------------------------------------------

Corporate/Other includes revenue derived from charging businesses for funds employed, based upon a marginal cost of funds concept, corporate staff and similar expenses, and the offset created by attributing income taxes to core business activities on a local tax-rate basis. The core businesses' effective tax rates were 31%, and 26%, for 1998 and 1997, respectively, while Citicorp's effective tax rate was 37% for both 1998 and 1997. See Note 13 of Notes to the Consolidated Financial Statements for further discussion of income taxes.

Expenses in 1998 included a $100 million contribution of appreciated venture capital securities to the Citigroup's Foundation, which had minimal impact on Citicorp's earnings after related tax benefits and investment gains, as well as increases in certain technology expenses and other unallocated corporate costs. Additionally, expenses in 1998 and 1997 included $70 million, and $72 million, respectively, associated with performance-based stock options.

In 1998, Corporate/Other recorded a $50 million restructuring charge ($26 million after-tax) to streamline and integrate corporate staff functions, as well as $41 million (before and after-tax) of one-time transaction costs associated with administratively closing the Citicorp and Travelers merger. The 1997 restructuring charge of $19 million ($11 million after-tax) principally related to the reorganization of various corporate support functions. In addition, $20 million of income taxes related to the offset created by attributing income taxes to the 1997 core businesses' restructuring charges on a local tax-rate basis was included in Corporate/Other.

INVESTMENT ACTIVITIES


IN MILLIONS OF DOLLARS                                1998          1997
-----------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE               $981        $1,295
Operating expenses                                      48            38
Credit benefits                                        (10)          (64)
                                                   --------------------------
INCOME BEFORE TAXES                                    943         1,321
Income taxes                                           204           270
                                                   --------------------------
NET INCOME                                            $739        $1,051
---------------------------------------------------==========================


Revenues of $981 million declined $314 million or 24% from 1997 primarily reflecting a $262 million decrease in venture capital revenues to $487 million. Net interest revenues declined $110 million from 1997 reflecting a lower level of interest earning assets. Securities transactions of $462 million improved $38 million and net asset gains of $28 million increased $29 million. Net asset gains in 1998 and 1997 included net gains (write-downs) of $29 million and $(39) million, respectively, related to investments in Latin America.

Credit benefits totaled $10 million and $64 million in 1998 and 1997, respectively. Credit benefits in 1997 included $50 million from the refinancing agreement concluded with Peru.

The effective income tax rates in 1998 and 1997 were 22% and 20%, respectively.

Levels of venture capital revenues, securities transactions, and net asset gains may fluctuate in the future as a result of market and asset-specific factors.

YEAR 2000

The arrival of the year 2000 poses a unique worldwide challenge to the ability of time sensitive computer systems to recognize the date change from December 31, 1999 to January 1, 2000. Citicorp has assessed and is modifying its computer systems and business processes to provide for their continued functionality and is also assessing the readiness of third parties with which it interfaces.

Citicorp is highly dependent on computer systems and system applications for conducting its ongoing business functions. The inability of systems to recognize properly the year 2000 could result in major systems failure or miscalculations that would disrupt Citicorp's ability to meet its customer and other obligations on a timely basis, and Citicorp has engaged in a process of identifying, assessing and modifying its computer programs to address this issue. As part of and following achievement of year 2000 compliance, systems are subjected to a process that validates the modified programs before they can be used in production.

The pre-tax cost associated with the required modifications and conversions is expected to total approximately $660 million through 1999, funded from a combination of a reprioritization of technology development initiatives and incremental costs. This cost is being expensed as incurred. Of the total, approximately $490 million has been incurred to date, including approximately $350 million in 1998.

Substantially all of the required modification and internal testing work has been completed at year-end 1998, with the remainder scheduled for completion early in 1999, leaving the rest of the year 1999 primarily for external testing, full integration testing and production assurance. Citicorp is addressing other technology-related matters including business applications to be sunset (that is, removed from use in favor of replacement applications), end-user computing applications, networks, data center systems, and the desktop environment, and these are similarly progressing towards timely resolution.

Citicorp is also addressing year 2000 issues that may exist outside its own technology activities, including its facilities and business processes, external service providers and other third parties with which it interfaces. Substantially all of Citicorp's facilities and related systems have been investigated, and modification is under way. Other business processes are likewise being addressed across Citicorp.

Significant third parties with which Citicorp interfaces with regard to the year 2000 problem include customers and counterparties, external service providers, technology vendors, the global financial market infrastructure including payment and clearing systems, and the utility infrastructure on which all corporations rely. Unreadiness by these third parties would expose Citicorp to the potential for loss, impairment of business processes and activities, and disruption of financial markets. Citicorp is addressing these risks through bilateral and multiparty efforts and participation in industry, country, and global initiatives. While significant third parties are generally engaged in efforts intended to address and resolve their year 2000 issues on a timely basis, it is possible that a series of failures by third parties could have a material adverse effect on Citicorp's results of operations in future periods.

Citicorp is creating contingency plans intended to address perceived risks associated with its year 2000 effort. These activities include planning to mitigate any remaining risks associated with remediation of critical systems, business resumption planning to address the possibility of systems failure, and market resumption planning to address the possibility of failure of systems or processes outside Citicorp's control. Contingency planning, and preparations for the management of the date change, will continue worldwide through 1999. Notwithstanding these activities, the failure of efforts to address in a timely manner, the year 2000 problem, could have a material adverse effect on the Company's results of operations in future periods.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Many of these statements appear under the heading "Global Consumer Outlook" and "Global Corporate Outlook". The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could". These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions, including the performance of global financial markets, risks associated with fluctuating currency values, interest rates, and the level of personal bankruptcies; customer responsiveness to both new products and distribution channels; competitive, regulatory, or tax changes that affect the cost of or demand for the Company's products; and the possibility that the Company will be unable to achieve anticipated levels of operational efficiencies related to recent mergers, as well as achieving its other cost-saving initiatives.

MANAGING GLOBAL RISK

Citicorp manages its global risk exposures using Citigroup's Windows on Risk process. The Windows on Risk process has three major components: an assessment of the global external environment, drawing on our own knowledge and understanding, and often bringing in experts on identified subjects, including contrarian views; an assessment of exposures in terms of different risk windows, particularly looking for potentially large, material risks; and specific decisions and follow-ups are taken which are designed to adjust the corporate exposures to identified risks.

The review of the external environment encompasses the outlook for major country and regional economies; significant consumer markets and global industries; potential near-term critical economic and political events; and the implications of potential unfavorable developments as they relate to specific businesses.

The review is intended to provide a top-down view of the environment in which Citigroup operates and of the material risks inherent in its businesses. Based on this review, senior management formulates recommendations and assigns responsibility for recommended actions.

THE CREDIT RISK MANAGEMENT PROCESS

Line management conducts the day-to-day credit process in accordance with core policies established by the Citigroup Credit Policy Committee which are guided by the overall risk appetite and portfolio targets set by senior management. Line management initiates and approves all extensions of credit and is responsible for credit quality. Line managers must also establish supplementary credit policies specific to each business, deploy the credit talent needed, and monitor portfolio and process quality. The managers are required to identify problem credits or programs as they develop, and to correct deficiencies as needed through remedial management. Business Risk Review conducts independent periodic examinations of both portfolio quality and the credit process at the individual business level.

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

The Credit Transactions approach focuses on the decision to extend credit to an individual customer or customer relationship. It starts with target market definition and risk acceptance criteria, and requires detailed customized financial analysis. Approval requirements for each decision are tiered based on the transaction amount, the customer's aggregate facilities, credit risk ratings, and the banking business serving the customer.

Credit Programs and Credit Transactions are approved by three line credit officers, with one designated as responsible to ensure that all aspects of the credit process are properly coordinated and executed. As the size or risk increases, the three approvals may include one or two Senior Credit or Securities Officers. These include over 500 of Citicorp's most experienced lenders and underwriters appointed by the Citigroup Credit Policy Committee, with their designation reviewed annually. In addition, approvals from underwriting, product, industry or functional specialists may be required. At certain higher levels of risk, Citigroup Credit Policy Committee members as well as senior management review individual credit decisions.

Citicorp manages its credit exposure on derivative and foreign exchange instruments as part of the overall extension of credit to individual customer relationships, subject to the same credit approvals, limits, and monitoring procedures it uses for other activities. The extension of credit in a derivative or foreign exchange contract is the loss that could result if the counterparty were to default. The current replacement cost of a derivative or foreign exchange contract is equal to the amount, if any, of Citicorp's unrealized gain on the contract. In the aggregate, for all contracts, this represents a balance sheet exposure of $25.6 billion at December 31, 1998, which is reflected in Trading Account Assets. See Note 17 of Notes to Consolidated Financial Statements for additional details on these exposures. A substantial portion of the total balance sheet exposure is to counterparties considered by Citicorp to be investment grade and under three years tenor. In managing the credit risk associated with derivative and foreign exchange contracts, the amount at risk is measured as the sum of the current replacement cost (the balance sheet credit exposure) plus the potential increase in the replacement cost over the remaining life of the instrument should market rates change. The potential increase in replacement cost of a contract is estimated based on a statistical simulation of values that would result from changing market rates.

THE MARKET RISK MANAGEMENT PROCESS

Market risk encompasses liquidity risk and price risk, both of which are fundamental to the business of a financial intermediary. Liquidity risk, which is discussed on pages 34 and 35 is the risk that some entity, in some location and in some currency, may be unable to meet a financial commitment to a customer, creditor, or investor when due. Price risk is the risk to earnings that arises from changes in interest rates, foreign exchange rates, equity and commodity prices, and in their implied volatilities. These exposures arise in the normal course of business of a global financial intermediary.

Citicorp's business and corporate oversight groups have well-defined market risk management responsibilities. Within each business, a process is in place to control market risk exposure. The risk management process includes the establishment of appropriate market controls, policies and procedures, appropriate senior management risk oversight with thorough risk analysis and reporting, and independent risk management with capabilities to evaluate and monitor risk limits. Management of this process begins with the professionals nearest to Citicorp's customers, products, and markets, and extends up to the senior executives who manage these businesses and to the country level. Market risk management is an evolutionary process that integrates changes in markets, products, and technologies into policies and practices. Periodic reviews are conducted by Corporate Control and Risk Assessment to ensure compliance with institutional policies and procedures for the assessment, management, and control of market risk.

The Market Risk Policy Committee serves an oversight role in the management of all market risks in Citicorp. The committee is a group of Citicorp's most senior market risk professionals, chaired by the Citigroup Corporate Treasurer, and establishes and oversees corporate market risk policies and standards to serve as a check and balance in the business risk management process. Market risk positions are controlled by limits on exposure based on the size and nature of a business. Risk limits are approved by the Finance and Capital Committee, which is composed of senior management including the Citigroup Corporate Treasurer, and are overseen by the Market Risk Policy Committee.

Price risk is measured using various tools, including Earnings-at-Risk ("EAR"), which is applied to interest rate risk in the non-trading portfolios, and Value-at-Risk ("VAR"), which is applied to the trading portfolios.

NON-TRADING PORTFOLIOS

Business units manage the potential earnings effect of interest rate movements by managing the asset and liability mix, either directly or through the use of derivative financial products. These include interest rate swaps and other derivative instruments which are either designated and effective as hedges or designated and effective in modifying the interest rate characteristics of specified assets or liabilities. The utilization of derivatives is managed in response to changing market conditions as well as to changes in the characteristics and mix of the related assets and liabilities. Additional information about non-trading derivatives is located in Note 17 of Notes to Consolidated Financial Statements. Citicorp does not utilize instruments with leverage features in connection with its risk management activities.

Earnings-at-Risk measures the discounted pre-tax earnings impact over a specified time horizon of a specified shift in the interest rate yield curve for the appropriate currency. The yield curve shift is statistically derived as a two standard deviation change in a short-term interest rate over the period required to defease the position (usually four weeks). Earnings-at-Risk is calculated separately for each currency and reflects the repricing gaps in the position, as well as option positions, both explicit and embedded. As part of the annual planning process, limits are set for Earnings-at-Risk on a business, country and total Citicorp basis, with exposures reviewed on a regular basis by the Finance and Capital Committee in relation to limits and the current interest rate environment.

Citicorp's primary non-trading price risk exposure is to movements in U.S. dollar interest rates. As of December 31, 1998, the rate shift over a four-week defeasance period applied to the U.S. dollar yield curve for purposes of calculating Earnings-at-Risk was 55 basis points. Citicorp also has Earnings-at-Risk in various other currencies; however, there are no significant risk concentrations in any individual non-U.S. dollar currency. As of December 31, 1998, the rate shifts applied to these currencies for purposes of calculating Earnings-at-Risk over a one-to four-week defeasance period ranged from 18 to 1,098 basis points, depending on the currency.

The following table illustrates that, as of December 31, 1998, a 55 basis point increase in the U.S. dollar yield curve would have a potential negative impact on Citicorp's pre-tax earnings of approximately $148 million for 1999, and approximately $20 million for the total five-year period 1999-2003. A two standard deviation increase in non-U.S. dollar interest rates would have a potential negative impact on Citicorp's pre-tax earnings of approximately $93 million for 1999, and approximately $107 million for the five-year period 1999-2003.

EARNINGS-AT-RISK (IMPACT ON PRE-TAX EARNINGS)

                                        ASSUMING A U.S.               ASSUMING A NON-U.S.
                                      DOLLAR RATE MOVE OF           DOLLAR RATE MOVE OF (1)
                                  --------------------------------------------------------------
IN MILLIONS OF DOLLARS AT           TWO STANDARD DEVIATIONS       TWO STANDARD DEVIATIONS (2)
                                  --------------------------------------------------------------
  DECEMBER 31, 1998                 INCREASE       DECREASE        INCREASE        DECREASE
------------------------------------------------------------------------------------------------
Overnight to three months            $ (85)         $  87          $  (23)          $  23
Four to six months                     (34)            38             (30)             30
Seven to twelve months                 (29)            31             (40)             40
                                  --------------------------------------------------------------
TOTAL OVERNIGHT TO TWELVE MONTHS      (148)           156             (93)             93
------------------------------------------------------------------------------------------------
Year two                               (28)            22             (51)             51
Year three                              12            (22)             17             (16)
Year four                               54            (64)             22             (21)
Year five                              119           (152)             24             (23)
Effect of discounting                  (29)            39             (26)             26
                                  --------------------------------------------------------------
TOTAL                                $ (20)         $ (21)          $(107)           $110
----------------------------------==============================================================

(1) Primarily results from Earnings-at-Risk in Thai baht, Singapore dollar and Hong Kong dollar.
(2) Total assumes a two standard deviation increase or decrease for every currency, not taking into account any covariance between currencies.
--------------------------------------------------------------------------------

The following table summarizes Citicorp's worldwide Earnings-at-Risk over the next 12 months from changes in interest rates and shows a relatively stable trend over the three-year period.

TWELVE MONTH EARNINGS-AT-RISK (IMPACT ON PRE-TAX EARNINGS)

                                                    U.S. DOLLAR                             NON-U.S. DOLLAR
                                     ------------------------------------------------------------------------------------
IN MILLIONS OF DOLLARS
  AT DECEMBER 31,                        1998          1997          1996          1998          1997          1996
-------------------------------------------------------------------------------------------------------------------------
ASSUMING A TWO
  STANDARD DEVIATION RATE
Increase                                 $(148)        $(180)        $(165)         $(93)         $(25)         $(22)
Decrease                                   156           211           191            93            25            17
-------------------------------------====================================================================================

The tables above illustrate that Citicorp's pre-tax earnings in its non-trading activities over the next 12 months would be reduced by an increase in interest rates and would benefit from a decrease.

Receive-fixed interest rate swaps and similar instruments effectively modify the repricing characteristics of certain consumer and commercial loan portfolios, deposits, and long-term debt. Excluding the effects of these instruments, Citicorp's Earnings-at-Risk over the next twelve months in its non-trading activities would be as follows:

TWELVE MONTH EARNINGS-AT-RISK (EXCLUDING EFFECT OF DERIVATIVES)

IN MILLIONS OF DOLLARS                              U.S. DOLLAR                             NON-U.S. DOLLAR
                                     ------------------------------------------------------------------------------------
  AT DECEMBER 31,                        1998          1997          1996          1998          1997          1996
-------------------------------------------------------------------------------------------------------------------------
ASSUMING A TWO
  STANDARD DEVIATION RATE
Increase                                   $10           $64           $80          $(94)         $(26)         $(22)
Decrease                                    (3)          (44)          (70)           94            27            17
-------------------------------------====================================================================================

During 1998, Citicorp's U.S. dollar Earnings-at-Risk for the following 12 months assuming a two standard deviation increase in rates would have had a potential negative impact ranging from approximately $65 million to $173 million in the aggregate at each month end, compared with a range from $142 million to $209 million during 1997 and a range from $116 million to $204 million during 1996. The relatively lower U.S. dollar Earnings-at-Risk experienced during 1998 was primarily due to the reduction in the level of receive fixed swaps, offset slightly by the acquisition of UCS. A two standard deviation increase in non-U.S. dollar interest rates for the following twelve months would have had a potential negative impact ranging from approximately $53 million to $98 million in the aggregate at each month end during 1998, compared with a range from $15 million to $33 million during 1997 and a range from $17 million to $28 million during 1996. The higher non-U.S. dollar Earnings-at-Risk experienced during 1998 primarily reflected the higher interest rate volatility seen across the Asia Pacific Region.

The table above also illustrates that Citicorp's risk profile in the one-to two-year time horizon was directionally similar, but generally tends to reverse in subsequent periods. This reflects the fact that the majority of the derivative instruments utilized to modify repricing characteristics as described above will mature within three years. Additional detail regarding these derivative instruments may be found in Note 17 of Notes to Consolidated Financial Statements.

TRADING PORTFOLIOS

The price risk of trading activities is primarily measured using the Value-at-Risk method, which estimates, at a 99% confidence level, the largest potential pretax loss in market value that could occur over a one day holding period. The Value-at-Risk method incorporates the market factors to which the market value of the trading position is exposed (interest rates, foreign exchange rates, equity and commodity prices, and their implied volatilities), the sensitivity of the position to changes in those market factors, and the volatilities and correlation of those factors. The Value-at-Risk measurement includes the foreign exchange risks that arise in traditional banking businesses as well as in explicit trading positions. The volatility and correlation assumptions used in the Value-at-Risk computations are based on historical experience. The Value-at-Risk method is not a predictor of future results or worst-case scenarios, but rather a statistical estimate of potential risk.

The level of exposure taken depends on the market environment and expectations of future price and market movements, and will vary from period to period. For Citicorp's major trading centers, the aggregate pretax Value-at-Risk in the trading portfolios was $15 million at December 31, 1998. Daily exposures at Citicorp averaged $18 million in 1998 and ranged from $14 million to $22 million.

The following table summarizes Citicorp's Value-at-Risk in its trading portfolio as of December 31, 1998 and 1997 along with the 1998 average.


                                       DEC. 31,          1998          Dec. 31,
IN MILLIONS OF DOLLARS                   1998           AVERAGE          1997
--------------------------------------------------------------------------------
Interest rate                             $13             $16             $23
Foreign exchange                            7               8               8
Equity                                      5               7               8
All other (primarily commodity)             1               1               -
Covariance adjustment                     (11)            (14)            (14)
                                    --------------------------------------------
TOTAL                                     $15             $18             $25
------------------------------------============================================


The table below provides the distribution of Value-at-Risk during 1998.


IN MILLIONS OF DOLLARS                         HIGH              LOW
----------------------------------------------------------------------------
Interest rate                                   25               10
Foreign exchange                                16                3
Equity                                          13                4
All other (primarily commodity)                  5                1
-------------------------------------------=================================


Foreign exchange and trading account revenues consisted of the following:


IN MILLIONS OF DOLLARS                   1998            1997            1996
--------------------------------------------------------------------------------
Foreign exchange (1)                    $1,409          $1,063            $765
Derivative (2)                             658             354             485
Fixed income (3)                          (162)            102              12
Other                                      (12)            208             239
                                     -------------------------------------------
TOTAL                                   $1,893          $1,727          $1,501
-------------------------------------===========================================


(1)   Includes revenues from foreign exchange spot, forward, and option contracts.
(2) Includes revenues from interest rate and currency swaps, options, financial futures, and equity and commodity contracts.
(3) Includes revenues from government and corporate debt, mortgage assets, and other debt instruments.
--------------------------------------------------------------------------------

MANAGEMENT OF CROSS-BORDER RISK

Cross-border risk is the risk that Citicorp will be unable to obtain payment from customers on their contractual obligations as a result of actions taken by foreign governments such as exchange controls, debt moratoria and restrictions on the remittance of funds.

Citicorp's management oversight of cross-border risk is performed through a formal country risk review process that includes setting of cross-border limits, at least annually, in each country in which Citicorp has cross-border exposure, monitoring of economic conditions globally and within individual countries with proactive action as warranted, and the establishment of internal risk management policies. The Country Corporate Officer is required to prepare an annual country risk review that is subject to approval by senior management and the Windows on Risk Committee depending on the size of the country limit, and may also be updated periodically on an as needed basis. Cross-border limits are also established in the aggregate for certain products that meet risk acceptance criteria.

The table on page 34 presents total cross-border outstandings and commitments on a regulatory basis in accordance with Federal Financial Institutions Examination Council ("FFIEC") guidelines for countries with outstandings greater than 0.75% of Citicorp assets at December 31, 1998, 1997 and 1996. Total cross-border outstandings include cross-border claims on third parties as well as investments in and funding of local franchises.

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

                                                1998                                       1997               1996
                ----------------------------------------------------------------------------------------------------------
                CROSS-BORDER CLAIMS ON THIRD PARTIES
                -------------------------------------              TOTAL             Total              Total
                                             TRADING  INVESTMENTS  CROSS-            Cross-             Cross-
                                             AND        IN AND     BORDER            Border             Border
IN BILLIONS                                  SHORT-    FUNDING      OUT-              Out-               Out-
  OF DOLLARS,                                TERM      OF LOCAL    STAND   COMMIT-   stand-   Commit-   stand-   Commit-
 AT YEAR-END    BANKS  PUBLIC PRIVATE TOTAL CLAIMS(1) FRANCHISES    INGS   MENTS (2)  ings    ments (2)  ings    ments (2)
--------------------------------------------------------------------------------------------------------------------------
                                                                                                                >
GERMANY          $2.3   $1.4    $1.4  $5.1      $4.7      $2.3      $7.4 (3) $1.4      $4.7 (3) $1.7     $2.3 (4)  $1.4
FRANCE            2.4    1.2     0.8   4.4       4.0       0.2       4.6 (3)  1.1       3.1 (3)  0.6      1.5       0.9
UNITED
  KINGDOM         1.4    0.1     2.9   4.4       3.5       --        4.4 (3)  8.9       4.5 (3)  7.8      4.0 (3)   6.7
ITALY             0.7    1.1     0.4   2.2       2.1       1.4       3.6 (3)  0.3       3.4 (3)  0.5      2.0       0.3
BRAZIL            0.4    0.7     1.5   2.6       1.3       1.0       3.6 (3)  0.1       4.4 (3)  0.1      4.9 (3)   0.2
SWITZERLAND       1.8    --      1.6   3.4       3.2       0.1       3.5 (3)  1.6       2.7 (4)  1.1      2.5 (4)   1.2
MEXICO            --     1.6     1.2   2.8       1.3       0.6       3.4 (4)  0.2       3.0 (4)  0.6      2.9 (3)   0.1
NETHERLANDS       1.4    0.3     1.1   2.8       2.3       --        2.8 (4)  0.8       2.2      0.8      1.3       0.5
SPAIN             0.2    --      0.3   0.5       0.5       1.6       2.1      0.4       2.3 (4)  0.4      1.0       0.1
SOUTH KOREA       0.4    0.1     0.5   1.0       0.7       1.1       2.1      0.4       2.6 (4)  0.2      1.9       0.5
JAPAN             1.0    0.3     0.6   1.9       1.4       --        1.9      0.1       3.2 (3)  1.1      2.1 (4)   1.0
--------------------------------------------------------------------------------------------------------------------------

(1)   Included in total cross-border claims on third parties.
(2) Commitments (not included in total cross-border outstandings) include legally binding cross-border letters of credit and loan commitments.
(3) Total cross-border outstandings were in excess of 1.0% of Citicorp's total assets at the end of the respective period.
(4) Total cross-border outstandings were between 0.75% and 1.0% of Citicorp's total assets at the end of the respective period.
--------------------------------------------------------------------------------

Trading and short-term claims (included in total cross-border claims on third parties) include cross-border debt and equity securities in the trading account, resale agreements, trade finance receivables, net revaluation gains on foreign exchange and derivative contracts, and other claims with a maturity of less than one year. Under resale agreements, the counterparty has the legal obligation for repayment; however, for purposes of the above table, resale agreements are reported based on the domicile of the issuer of the securities that are held as collateral, as required by FFIEC guidelines. A substantial portion of resale agreements are with investment grade counterparties in the G-7 countries (Canada, France, Germany, Italy, Japan, United Kingdom, and the United States).

LIQUIDITY AND CAPITAL RESOURCES

Management of liquidity at Citicorp is the responsibility of the Corporate Treasurer. The Country Corporate Officer and the Country Treasurer ensure that all funding obligations in each country are met when due. The Country Treasurer is appointed by the Market Risk Policy Committee upon the recommendation of line management and Regional Treasurers.

The in-country forum for liquidity issues is the Asset/Liability Management Committee ("ALCO"), which includes senior executives within each country. The ALCO reviews the current and prospective funding requirements for all businesses and legal entities within the country, as well as the capital position and balance sheet. All businesses within the country are represented on the committee with the focal point being the Country Treasurer.

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

A diversity of funding sources, currencies, and maturities is used to gain a broad access to the investor base. Citicorp's deposits, which represent 66% and 64% of total funding at December 31, 1998 and 1997, respectively, are broadly diversified by both geography and customer segments.

Stockholder's equity, which grew $1.5 billion during the year to $22.6 billion at year-end 1998, continues to be an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp and its subsidiaries. Total Citicorp long-term debt outstanding at year-end 1998 was $20.6 billion, compared with $19.8 billion at year-end 1997. Asset securitization programs remain an important source of liquidity. Loans securitized during 1998 included $17.5 billion of U.S. credit cards, $9.1 billion of U.S. consumer mortgages, and $0.3 billion of non-U.S. consumer loans. As credit card securitization transactions amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. In 1998, the scheduled amortization of certain credit card securitization transactions made available $7.8 billion of new receivables. In addition, $3.8 billion of credit card securitization transactions are scheduled to amortize during 1999.

See Note 23 of Notes to Consolidated Financial Statements for limitations on dividends paid to Citicorp by its subsidiary depository institutions.

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


CITICORP RATIOS
 AT YEAR-END                                     1998             1997
-----------------------------------------------------------------------------
Tier 1 capital                                   8.44%            8.27%
Total capital (Tier 1 and Tier 2)               12.38            12.25
Leverage (1)                                     6.68             6.95
Common stockholder's equity                      6.57             6.15
---------------------------------------------================================


(1)   Tier 1 capital divided by adjusted average assets.
--------------------------------------------------------------------------------

Citicorp maintained a strong capital position during 1998. Total capital (Tier 1 and Tier 2) amounted to $33.9 billion at December 31, 1998, representing 12.38% of net risk-adjusted assets. This compares with $31.0 billion and 12.25% at December 31, 1997. Tier 1 capital of $23.1 billion at year-end 1998 represented 8.44% of net risk-adjusted assets, compared with $20.9 billion and 8.27% at year-end 1997. The Tier 1 capital ratio at year-end 1998 exceeded Citicorp's target range of 8.00% to 8.30%.

COMPONENTS OF CAPITAL UNDER REGULATORY GUIDELINES

IN MILLIONS OF DOLLARS AT YEAR-END                                    1998            1997
-------------------------------------------------------------------------------------------------
TIER 1 CAPITAL
Common Stockholder's Equity                                        $22,569         $19,123
Perpetual Preferred Stock                                                -           1,903
Mandatorily Redeemable Securities of Subsidiary Trusts                 975             750
Minority Interest                                                      115             104
Net Unrealized Loss (Gain) on Securities Available for Sale (1)         43            (535)
Less: Intangible Assets (2)                                           (611)           (304)
50% Investment in Certain Subsidiaries (3)                              (7)           (115)
                                                                 --------------------------------
Total Tier 1 Capital                                               $23,084         $20,926
-------------------------------------------------------------------------------------------------
TIER 2 CAPITAL
Allowance for Credit Losses (4)                                    $ 3,455         $ 3,198
Qualifying Debt (5)                                                  7,296           6,977
Unrealized Marketable Equity Securities Gains (1)                       29               -
Less: 50% Investment in Certain Subsidiaries (3)                        (6)           (115)
                                                                 --------------------------------
Total Tier 2 Capital                                                10,774          10,060
                                                                 --------------------------------
Total Capital (Tier 1 and Tier 2)                                  $33,858         $30,986
-----------------------------------------------------------------================================
Net Risk-Adjusted Assets (6)                                      $273,514        $252,999
-----------------------------------------------------------------================================

(1) Tier 1 capital excludes unrealized gains and losses on debt securities available for sale in accordance with regulatory risk-based capital guidelines. During 1998, the federal bank regulatory agencies amended their risk-based capital guidelines to permit institutions to include in Tier 2 capital up to 45% of pretax net unrealized holding gains on available for sale equity securities with readily determinable fair values.
(2) Includes goodwill and certain other identifiable intangible assets. The increase during 1998 reflects the acquisition of a global trust and agency services business and the acquisition of certain assets and liabilities of Confia.
(3)   Represents investment in certain overseas insurance activities.
(4) Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.
(5) Includes qualifying senior and subordinated debt in an amount not exceeding 50% of Tier 1 capital, and subordinated capital notes subject to certain limitations.
(6) Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $16.5 billion for interest rate, commodity and equity derivative contracts and foreign exchange contracts, as of December 31, 1998, compared with $13.7 billion as of December 31, 1997. Net risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses.
--------------------------------------------------------------------------------

Common stockholder's equity increased a net $3.4 billion during the year to $22.6 billion at December 31, 1998, representing 6.57% of assets, compared to 6.15% at year-end 1997. The net increase in common stockholder's equity during 1998 reflected net income of $2.810 billion, a capital contribution from Citigroup (parent company) of $1.225 billion (including $577 million in cash), surplus resulting from the conversion of Citicorp preferred stock into Citigroup preferred stock in connection with the merger of $863 million, and the issuance of stock under various staff benefit plans and other activity of $469 million. The net increase in common stockholder's equity also included dividends declared on common and preferred stock of $860 million, a decrease in net unrealized gains on securities available for sale of $578 million, and shares repurchased under the common stock repurchase program of $483 million. The increase in the common stockholder's equity ratio during the year reflected the above items, partially offset by the increase in total assets.

Citicorp's common stock repurchase program was terminated immediately prior to the consummation of the merger. Total repurchases since the program was inaugurated on June 20, 1995 were 82.0 million shares of Citicorp common stock for an outlay of $7.3 billion.

During 1998, preferred stock redemptions included 7.5% Noncumulative Preferred Stock, Series 17 for $350 million, 8% Noncumulative Preferred Stock, Series 16 for $325 million, Adjustable Rate Preferred Stock, Second and Third Series for $303 million, and Graduated Rate Cumulative Preferred Stock, Series 8A for $62 million.

During 1998, Citicorp issued an additional $225 million of mandatorily redeemable securities of a subsidiary trust (commonly known as "trust securities"). The trust securities outstanding at December 31, 1998 of $975 million qualify as Tier 1 capital and are included in long-term debt on the balance sheet. Interest expense on the trust securities amounted to $68 million in 1998 and $58 million in 1997.

On January 1, 1998, Citicorp adopted the U.S. bank regulatory agencies' amendment to their risk-based capital guidelines to incorporate market risk in the measurement of net risk-adjusted assets. The adoption of the market risk guidelines did not have a significant impact on net risk-adjusted assets.

Citicorp's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At December 31, 1998 all of Citicorp's subsidiary depository institutions were "well capitalized" under the federal bank regulatory agencies' definitions.


CITIBANK, N.A. RATIOS
AT YEAR-END                                      1998            1997
--------------------------------------------------------------------------
Tier 1 Capital                                   8.41%           8.09%
Total Capital (Tier 1 and Tier 2)               12.55           12.07
Leverage                                         6.32            6.33
Common Stockholder's Equity                      6.56            6.48
----------------------------------------------============================


Citibank's net income for 1998 amounted to $1.7 billion. During 1998, Citibank received capital contributions from Citicorp (parent company) of $1.744 billion and paid dividends of $500 million.

During 1998, Citibank issued an additional $1.0 billion of subordinated notes to Citicorp (parent company) that qualify for inclusion in Citibank's Tier 2 Capital. Total subordinated notes outstanding at December 31, 1998 and included in Citibank's Tier 2 Capital amounted to $6.6 billion.

From time to time, the FRB and the FFIEC propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements on page F-1 hereto. There is also incorporated herein by reference in response to this Item the Company's Consolidated Financial Statements and the notes thereto and the material presented at Note 24 of such Consolidated Financial Statements under the heading "Selected Quarterly Financial Data (Unaudited)".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction I of Form 10-K, the information required by Item 10 is omitted.

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction I of Form 10-K, the information required by Item 11 is omitted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction I of Form 10-K, the information required by Item 12 is omitted.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction I of Form 10-K, the information required by Item 13 is omitted.

                                     PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Documents filed as part of the report:

         (1) Financial Statements: See Index to Consolidated Financial Statements on page F-1 hereof.

         (2) Financial Statement Schedules. See Index to Consolidated Financial Statements on page F-1 hereof.

(b)      Exhibits:

         See Exhibit Index.

(c)      Reports on Form 8-K:

  i) On October 8, 1998, the Company filed a Current Report on Form 8-K dated October 8, 1998 (Item 5), which report announced the closing of the merger of Citicorp into a wholly owned subsidiary of Travelers Group Inc. and filed as an exhibit thereto (Item 7) a press release with respect to such merger.

  ii) On October 8, 1998, the Company filed a Current Report on Form 8-K/A dated October 8, 1998 (Item 5), which report amended its Current Report on Form 8-K, dated April 8, 1998 and filed on April 9, 1998, by deleting certain unaudited pro forma condensed combined financial statements and the notes thereto of Citicorp and Travelers Group Inc., which gave effect to such merger as though it had been consummated on December 31, 1997.

 iii) On October 23, 1998, the Company filed a Current Report on Form 8-K dated October 22, 1998 (Item 5), which report included the portion of the press release issued on October 21, 1998 by Citigroup Inc. which summarized the consolidated operations of Citicorp for the three month and nine month periods ended September 30, 1998 and (Item 7) the calculation of the ratio of income to fixed charges (Exhibit 12(a) thereto) and the calculation of the ratio of income to fixed charges including preferred stock dividends (Exhibit 12(b) thereto).

  iv) On November 2, 1998, the Company filed a Current Report on Form 8-K dated November 1, 1998, which report announced the integration of its corporate business and certain related executive matters (Item 5) and amended its Schedule 14A, Joint Proxy Statement/Prospectus, dated June 16, 1998 and filed on June 17, 1998, by deleting certain unaudited pro forma condensed financial statements of Citicorp and Travelers Group Inc. and references to certain filings made by Travelers Group Inc. (Item 7).

  v) On January 27, 1999, the Company filed a Current Report on Form 8-K dated January 27, 1999 (Item 5), which report summarized the consolidated operations of Citicorp and its subsidiaries for the three month and twelve month periods ended December 31, 1998.

                                  EXHIBIT INDEX

EXHIBIT NUMBER    DESCRIPTION OF EXHIBIT
--------------    ----------------------

2.01 Agreement and Plan of Merger, dated as of April 5, 1998, between Travelers Group Inc. and Citicorp (incorporated herein by reference to Exhibit 2 to Current Report on Form 8-K, dated April 5, 1998, and filed on April 7, 1998).

3.01 Citicorp's Certification of Incorporation (incorporated herein by reference to Exhibit 3(i) to Citicorp's Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-211430, filed on October 8, 1998.

3.02 Citicorp's By-Laws (incorporated herein by reference to Exhibit 3(ii) to Citicorp's Financial Review and Form 10-Q filed on November 13, 1998).

12.01             Calculation of Ratio of Income to Fixed Charges.

12.02 Calculation of Ratio of Income to Fixed Charges Including Preferred Stock Dividends.

21.01 Subsidiaries of the Registrant. Pursuant to General Instruction I of Form 10-K, the list of subsidiaries of the Company is omitted.

23.               Consent of KPMG LLP.

27.               Financial Data Schedule.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CITICORP
                                            (Registrant)


                                            By: /s/ ROGER W. TRUPIN
                                                --------------------------------
                                            Name:  Roger W. Trupin
                                            Title: Vice President and Controller

Dated: March 12, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 12, 1999 by the following persons on behalf of the Registrant in the capacities indicated.

             SIGNATURE                           CAPACITY
             ---------                           --------


        /s/ JOHN S. REED            Chairman of the Board and
        ------------------------    a Director (Principal Executive Officer)
        John S. Reed


        /s/ PAUL J. COLLINS         Director
        ------------------------
        Paul J. Collins


        /s/ ROBERT I. LIPP          Director
        ------------------------
        Robert I. Lipp


        /s/ VICTOR J. MENEZES       Director
        ------------------------
        Victor J. Menezes


        /s/ WILLIAM R. RHODES       Director
        ------------------------
        William R. Rhodes


        /s/ H. ONNO RUDING          Director
        ------------------------
        H. Onno Ruding


        /s/ HEIDI G. MILLER         Chief Financial Officer (Principal
        ------------------------    Financial Officer)
        Heidi G. Miller


        /s/ ROGER W. TRUPIN         Vice President and Controller (Principal
        ------------------------    Accounting Officer)
        Roger W. Trupin

                            CITICORP AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

INDEPENDENT AUDITORS' REPORT                                                F-2

CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statements of Income for the years ended
           December 31, 1998, 1997, and 1996                                F-3

         Consolidated Balance Sheets as of
           December 31, 1998 and 1997                                       F-4

         Consolidated Statements of Changes in Stockholder's Equity
           for the years ended December 31, 1998, 1997, and 1996            F-5

         Consolidated Statements of Cash Flows for the years ended
           December 31, 1998, 1997, and 1996                                F-6

         Consolidated Balance Sheets of Citbank, N.A. and Subsidiaries
           as of December 31, 1998 and 1997                                 F-7

FINANCIAL DATA SUPPLEMENT                                                   F-36

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Citicorp

We have audited the accompanying consolidated balance sheets of Citicorp and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 1998, and the related consolidated balance sheets of Citibank, N.A. and subsidiaries as of December 31, 1998 and 1997. These consolidated financial statements are the responsibility of Citicorp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citicorp and subsidiaries as of December 31, 1998 and 1997, the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, and the financial position of Citibank, N.A. and subsidiaries as of December 31, 1998 and 1997 in conformity with generally accepted accounting principles.


/s/ KPMG LLP
----------------------
KPMG LLP

New York, New York
January 25, 1999

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME                                       Citicorp and Subsidiaries

                                                                 Year Ended December 31,
                                                        -----------------------------------------
IN MILLIONS OF DOLLARS                                      1998          1997          1996
-------------------------------------------------------------------------------------------------
INTEREST REVENUE
Loans, including Fees                                    $20,826       $18,967       $18,509
Deposits with Banks                                        1,070           995           858
Federal Funds Sold and Securities Purchased Under
  Resale Agreements                                          738           872           902
Securities, including Dividends                            2,963         2,197         1,770
Trading Account Assets                                     1,059         1,012         1,310
Loans Held For Sale                                          533           440             -
                                                        -----------------------------------------
                                                          27,189        24,483        23,349
                                                        -----------------------------------------
INTEREST EXPENSE
Deposits                                                  11,503         9,613         8,974
Trading Account Liabilities                                  269           310           313
Purchased Funds and Other Borrowings                       1,918         1,814         1,775
Long-Term Debt                                             1,298         1,344         1,347
                                                        -----------------------------------------
                                                          14,988        13,081        12,409
                                                        -----------------------------------------
NET INTEREST REVENUE                                      12,201        11,402        10,940

PROVISION FOR CREDIT LOSSES                                2,381         1,907         1,926
                                                        -----------------------------------------

NET INTEREST REVENUE AFTER PROVISION FOR CREDIT LOSSES     9,820         9,495         9,014
                                                        -----------------------------------------

FEES, COMMISSIONS, AND OTHER REVENUE
Fees and Commissions                                       6,252         5,817         5,469
Foreign Exchange                                           1,628         1,486           864
Trading Account                                              265           241           637
Securities Transactions                                      524           668           210
Other Revenue                                              2,380         2,002         2,076
                                                        -----------------------------------------
                                                          11,049        10,214         9,256
                                                        -----------------------------------------
OPERATING EXPENSE
Salaries                                                   5,884         5,286         4,880
Employee Benefits                                          1,364         1,311         1,344
                                                        -----------------------------------------
Total Employee Expense                                     7,248         6,597         6,224
Net Premises and Equipment Expense                         2,173         1,961         1,843
Restructuring Charges and Merger-Related Costs             1,009           880             -
Other Expense                                              5,970         4,520         4,110
                                                        -----------------------------------------
                                                          16,400        13,958        12,177
                                                        -----------------------------------------
INCOME BEFORE TAXES                                        4,469         5,751         6,093

INCOME TAXES                                               1,659         2,142         2,293
                                                        -----------------------------------------

NET INCOME                                              $  2,810      $  3,609       $ 3,800
--------------------------------------------------------=========================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS                                                     Citicorp and Subsidiaries

                                                                                   December 31,
                                                                         --------------------------------
IN MILLIONS OF DOLLARS                                                         1998            1997
---------------------------------------------------------------------------------------------------------
ASSETS
Cash and Due from Banks                                                  $    8,969      $    8,585
Deposits at Interest with Banks                                              15,147          13,049
Securities, at Fair Value
   Available for Sale                                                        40,404          30,762
   Venture Capital                                                            3,297           2,599
Trading Account Assets                                                       33,667          40,356
Loans Held for Sale                                                           4,645           3,515
Federal Funds Sold and Securities Purchased Under Resale Agreements           6,888          10,233
Loans, Net
   Consumer                                                                 118,970         108,459
   Commercial                                                                88,024          75,554
                                                                         --------------------------------
   Loans, Net of Unearned Income                                            206,994         184,013
   Allowance for Credit Losses                                               (6,224)         (5,816)
                                                                         --------------------------------
     Total Loans, Net                                                       200,770         178,197
Customers' Acceptance Liability                                               1,280           1,726
Premises and Equipment, Net                                                   5,246           4,474
Interest and Fees Receivable                                                  3,629           3,288
Other Assets                                                                 19,678          14,113
                                                                         --------------------------------
TOTAL                                                                      $343,620        $310,897
---------------------------------------------------------------------------------------------------------
LIABILITIES
Non-Interest-Bearing Deposits in U.S. Offices                             $  17,058       $  16,901
Interest-Bearing Deposits in U.S. Offices                                    43,847          40,361
Non-Interest-Bearing Deposits in Offices Outside the U.S.                    10,856           9,627
Interest-Bearing Deposits in Offices Outside the U.S.                       154,052         132,232
                                                                         --------------------------------
     Total Deposits                                                         225,813         199,121
Trading Account Liabilities                                                  30,171          30,986
Purchased Funds and Other Borrowings                                         23,108          21,231
Acceptances Outstanding                                                       1,381           1,826
Accrued Taxes and Other Expense                                               7,159           6,643
Other Liabilities                                                            12,820          10,279
Long-Term Debt                                                               20,599          19,785

STOCKHOLDER'S EQUITY (1)
Preferred Stock (Without par value)                                               -           1,903
Common Stock: $ 0.01 par value in 1998 and $1.00 par value in 1997
   Issued Shares: 1,000 in 1998 and 506,298,235 in 1997                           -             506
Surplus                                                                       4,625           6,501
Retained Earnings                                                            18,569          16,619
Accumulated Other Changes in Equity from Nonowner Sources                      (625)            (91)
Common Stock in Treasury, at Cost; Shares: 52,355,947 in 1997                     -          (4,412)
                                                                         --------------------------------
TOTAL STOCKHOLDER'S EQUITY                                                   22,569          21,026
                                                                         --------------------------------
TOTAL                                                                      $343,620        $310,897
-------------------------------------------------------------------------================================

(1) See Note 2 of Notes to Financial Statements detailing the impact of the Merger on the components of stockholder's equity.
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                                                                                Citicorp and Subsidiaries

                                                                                            Year Ended December 31,
                                                                                    -------------------------------------
IN MILLIONS OF DOLLARS                                                                 1998         1997        1996
-------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK (WITHOUT PAR VALUE)
Balance at Beginning of Year                                                         $  1,903     $ 2,078      $ 3,071
   Conversion of outstanding preferred stock into Citigroup preferred stock              (863)         --           --
   Redemption of Perpetual Preferred Stock (1)                                         (1,040)         --           --
   Redemption of Perpetual Preferred Stock, Series 14                                      --        (175)          --
   Conversions of Convertible Preferred Stock, Series 12 and Series 13                     --          --         (993)
                                                                                    -------------------------------------
BALANCE AT END OF YEAR                                                               $     --     $ 1,903      $ 2,078
------------------------------------------------------------------------------------=====================================
COMMON STOCK ($0.01 PAR  VALUE IN 1998 AND $1.00 PAR VALUE IN 1997 AND IN 1996)
Balance at Beginning of Year  --  Shares: 506,298,235 in 1998
  And 1997, and 461,319,265 in 1996                                                  $    506     $   506      $   461
   Exchange of 506,298,235 shares for shares of Citigroup Common Stock                   (506)         --           --
   Issuance of 36,875,000 Shares on Conversion of Convertible Preferred Stock,             --          --           37
   Series 12
   Issuance of 8,096,088 Shares under Employee Benefit Plans                               --          --            8
                                                                                    -------------------------------------
BALANCE AT END OF YEAR--SHARES: 1,000 IN 1998(2), 506,298,235 IN 1997 AND IN 1996    $     --     $   506      $   506
------------------------------------------------------------------------------------=====================================
SURPLUS
Balance at Beginning of Year                                                         $  6,501     $ 6,595      $ 5,702
   Adjustment for Retirement of Treasury Shares,
     Conversion of Preferred Stock, and Exchange of Common Stock                       (3,128)         --           --
   Issuance of Stock under Dividend Reinvestment and Common Stock Purchase Plan             7          15           12
   Issuance of Stock under Employee Benefit Plans and Related Tax Benefits                (69)       (196)         209
   Amortization related to Employee Benefit Plans                                         103          87          119
   Capital Contribution from Citigroup                                                  1,225          --           --
   Other Activity                                                                         (14)         --           --
   Issuance of Stock on Conversion of Convertible Preferred Stock, Series 12               --          --          553
                                                                                    -------------------------------------
BALANCE AT END OF YEAR                                                               $  4,625     $ 6,501      $ 6,595
------------------------------------------------------------------------------------=====================================
RETAINED EARNINGS
Balance at Beginning of Year                                                         $ 16,619     $14,115      $11,990
   Net Income                                                                           2,810       3,609        3,800
   Cash Dividends Declared  --  Common                                                   (782)       (964)        (850)
   Cash Dividends Declared  --  Preferred                                                 (78)       (141)        (162)
   Adjustment for Treasury Shares Issued on Conversions of Convertible
     Preferred Stock, Series 13                                                            --          --         (663)
                                                                                    -------------------------------------
BALANCE AT END OF YEAR                                                               $ 18,569     $16,619      $14,115
------------------------------------------------------------------------------------=====================================
ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES
Balance at Beginning of Year                                                         $    (91)    $   190      $  (305)
   Net Change in Unrealized Gains and Losses on Securities Available for Sale,
     Net of Tax                                                                          (578)       (141)         544
   Foreign Currency Translations Adjustment, Net of Tax                                    44        (140)         (49)
                                                                                    -------------------------------------
BALANCE AT END OF YEAR                                                               $   (625)    $   (91)     $   190
------------------------------------------------------------------------------------=====================================
COMMON STOCK IN TREASURY, AT COST
Balance at Beginning of Year--Shares: 52,355,947 in 1998,
  43,081,217 in 1997, and 34,030,205 in 1996                                         $ (4,412)    $(2,950)     $(1,538)
   Retirement of 53,570,309 shares of Common Stock in Treasury                          4,497          --           --
   Repurchase of 3,952,019 in 1998, 18,836,904 Shares in 1997,
     and 36,121,889 Shares in 1996                                                       (483)     (2,259)      (3,075)
   Delivery of 22,077,369 Shares on Conversions of Convertible Preferred Stock,            --          --        1,066
   Series 13
   Other Transactions, including issuances under Employee Benefit Plans
   Shares: (2,737,657) in 1998, (9,562,174) in 1997, and (4,993,508) in 1996              398         797          597
                                                                                    -------------------------------------
BALANCE AT END OF YEAR--SHARES: 52,355,947 IN 1997, AND 43,081,217 IN 1996           $     --     $(4,412)     $(2,950)
------------------------------------------------------------------------------------=====================================
TOTAL STOCKHOLDER'S EQUITY
Balance at Beginning of Year                                                         $ 21,026     $20,534      $19,381
   Changes During the Year, Net                                                         1,543         492        1,153
                                                                                    -------------------------------------
BALANCE AT END OF YEAR                                                               $ 22,569     $21,026      $20,534
------------------------------------------------------------------------------------=====================================
SUMMARY OF CHANGES IN EQUITY FROM NONOWNER SOURCES
Net Income                                                                           $  2,810     $ 3,609      $ 3,800
Other Changes in Equity from Nonowner Sources, Net of Tax                                (534)       (281)         495
                                                                                    -------------------------------------
TOTAL CHANGES IN EQUITY FROM NONOWNER SOURCES                                        $  2,276     $ 3,328      $ 4,295
------------------------------------------------------------------------------------=====================================

(1) Composed of redemptions of Preferred Stock, Second Series of $220 million, Third Series of $83 million, Series 8A of $62 million, Series 16 of $325 million and Series 17 of $350 million in 1998.
(2) During 1998 Citicorp issued to Citigroup 1,000 shares of common stock, $0.01 par value.
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                                                           Citicorp and Subsidiaries

                                                                                        Year Ended December 31,
                                                                         ------------------------------------------------
IN MILLIONS OF DOLLARS                                                         1998            1997           1996
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                  $  2,810        $  3,609        $  3,800
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities
   Provision for Credit Losses                                                 2,381           1,907           1,926
   Depreciation and Amortization of Premises and Equipment                       796             758             706
   Amortization of Goodwill and Acquisition Premium Costs                        238              39              46
   Provision for Deferred Taxes                                                 (105)           (873)            433
   Restructuring Charges and Merger-Related Costs                              1,009             880              --
   Venture Capital Activity                                                     (698)           (475)           (270)
   Net Gain on Sale of Securities                                               (524)           (668)           (210)
   Changes in Accruals and Other, Net                                         (5,023)          3,440          (2,624)
   Net Increase in Loans Held for Sale                                        (1,130)         (2,402)             --
   Net Decrease (Increase) in Trading Account Assets                           6,689          (9,571)          1,308
   Net (Decrease) Increase in Trading Account Liabilities                       (815)          8,983           3,729
                                                                         ------------------------------------------------
Total Adjustments                                                              2,818           2,018           5,044
                                                                         ------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                      5,628           5,627           8,844
                                                                         ------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net Increase in Deposits at Interest with Banks                               (2,098)         (1,401)         (2,620)
Securities  --  Available for Sale
   Purchases                                                                 (58,717)        (52,775)        (39,743)
   Proceeds from Sales                                                        23,304          27,974          16,145
   Maturities                                                                 28,977          19,339          16,662
Net Decrease (Increase) in Federal Funds Sold and
  Securities Purchased Under Resale Agreements                                 3,345             900          (3,020)
Net Increase in Loans                                                       (160,419)       (116,989)       (120,950)
Proceeds from Sales of Loans                                                 142,130         103,705         109,621
Business Acquisitions                                                         (3,890)              -              --
Capital Expenditures on Premises and Equipment                                (1,385)         (1,239)         (1,392)
Proceeds from Sales of Premises and Equipment,
  Subsidiaries and Affiliates, and Other Real Estate Owned ("OREO")              657           1,157           1,360
                                                                         ------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                        (28,096)        (19,329)        (23,937)
                                                                         ------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits                                                      26,692          14,166          17,824
Net (Decrease) Increase in Federal Funds Purchased
  and Securities Sold Under Repurchase Agreements                               (807)          1,187           2,091
Net (Decrease) Increase in Commercial Paper and Funds Borrowed                (2,280)          2,770            (312)
Proceeds from Issuance of Long-Term Debt                                       7,388           6,821           4,627
Repayment of Long-Term Debt                                                   (6,601)         (5,769)         (4,241)
Redemption of Preferred Stock                                                 (1,040)           (175)             --
Proceeds from Issuance of Common Stock                                           243             434             537
Contribution from Citigroup Parent Company                                       577               -              --
Treasury Stock Repurchases                                                      (483)         (2,259)         (3,069)
Dividends Paid                                                                  (868)         (1,105)         (1,012)
                                                                         ------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     22,821          16,070          16,445
                                                                         ------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND DUE FROM BANKS                        31            (688)           (170)
                                                                         ------------------------------------------------
Net Increase in Cash and Due from Banks                                          384           1,680           1,182
Cash and Due from Banks at Beginning of Year                                   8,585           6,905           5,723
                                                                         ------------------------------------------------
CASH AND DUE FROM BANKS AT END OF YEAR                                      $  8,969        $  8,585        $  6,905
-------------------------------------------------------------------------================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for:
   Interest                                                                  $13,791         $11,578         $11,373
   Income Taxes                                                                1,825           2,358           1,888
NON-CASH INVESTING ACTIVITIES:
Transfers from Loans to OREO                                                     265             336             632
-------------------------------------------------------------------------================================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS                                                              Citibank, N.A. and Subsidiaries

                                                                                                    December 31,
                                                                                         --------------------------------
IN MILLIONS OF DOLLARS                                                                        1998            1997
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and Due from Banks                                                                  $   8,052       $   7,788
Deposits at Interest with Banks                                                             15,782          14,245
Securities, at Fair Value
   Available for Sale                                                                       34,519          26,749
   Venture Capital                                                                           2,811           2,202
Trading Account Assets                                                                      31,683          36,106
Federal Funds Sold and Securities Purchased Under Resale Agreements                          8,039           9,776
Loans (Net of unearned income of $837 in 1998 and $864 in 1997)                            182,508         153,670
Allowance for Credit Losses                                                                 (4,709)         (4,264)
                                                                                         --------------------------------
     Loans, Net                                                                            177,799         149,406
Customers' Acceptance Liability                                                              1,281           1,726
Premises and Equipment, Net                                                                  4,022           3,338
Interest and Fees Receivable                                                                 2,893           2,441
Other Assets                                                                                14,014           8,723
                                                                                         --------------------------------
TOTAL                                                                                    $ 300,895       $ 262,500
-----------------------------------------------------------------------------------------================================
LIABILITIES
Non-Interest-Bearing Deposits in U.S. Offices                                            $  13,271       $  13,538
Interest-Bearing Deposits in U.S. Offices                                                   27,239          24,932
Non-Interest-Bearing Deposits in Offices Outside the U.S.                                   10,731           9,394
Interest-Bearing Deposits in Offices Outside the U.S.                                      151,687         130,705
                                                                                         --------------------------------
   Total Deposits                                                                          202,928         178,569
Trading Account Liabilities                                                                 30,753          27,811
Purchased Funds and Other Borrowings                                                        22,096          16,334
Acceptances Outstanding                                                                      1,382           1,826
Accrued Taxes and Other Expense                                                              4,572           4,182
Other Liabilities                                                                            8,230           6,853
Long-Term Debt and Subordinated Notes                                                       11,202           9,927

STOCKHOLDER'S EQUITY
Capital Stock ($20.00 par value)                                                               751             751
   Outstanding Shares: 37,534,553 in each period
Surplus                                                                                      9,397           7,453
Retained Earnings                                                                           10,356           9,148
Accumulated Other Changes in Equity from Nonowner Sources (1)                                 (772)           (354)
                                                                                         --------------------------------
TOTAL STOCKHOLDER'S EQUITY                                                                  19,732          16,998
                                                                                         --------------------------------
TOTAL                                                                                    $ 300,895       $ 262,500
-----------------------------------------------------------------------------------------================================

(1) Amounts at December 31, 1998 and 1997 include the after-tax amounts for net unrealized gains (losses) on securities available for sale of $(113) million and $345 million, respectively, and foreign currency translation of $(659) million and $(699) million, respectively.
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Citicorp, its wholly owned subsidiary, Citibank, N.A., and their majority-owned subsidiaries. Twenty percent to 50%-owned affiliates, other than investments of designated venture capital subsidiaries, are accounted for under the equity method, and the pro rata share of their income (loss) is included in other revenue. Income from investments in less than 20%-owned companies is recognized when dividends are received. Gains and losses on disposition of branches, subsidiaries, affiliates, and other investments and charges for management's estimate of impairment in value that is other than temporary, such that recovery of the carrying amount is deemed unlikely, are included in other revenue.

The effects of translating operations with a functional currency other than the U.S. dollar are included in stockholder's equity along with related hedge and tax effects. The effects of translating operations with the U.S. dollar as the functional currency, including those in highly inflationary environments, are included in other revenue along with related hedge effects.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SECURITIES AND TRADING ACCOUNT ACTIVITIES

Marketable equity securities and debt securities available for sale are carried at fair value, with unrealized gains and losses reported in a separate component of stockholder's equity net of applicable income taxes. Realized gains and losses on sales of securities are included in earnings on a specific identified cost basis.

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

Trading account activities also include derivative and foreign exchange products. Derivative trading positions are carried at fair value, with realized and unrealized gains and losses included in trading account revenue. Foreign exchange trading positions are valued at prevailing market rates on a present value basis, and the resulting gains and losses are included in foreign exchange revenue. For other than short-term derivative and foreign exchange contracts, Citicorp defers, at the inception of each contract, an appropriate portion of the initial market value attributable to ongoing costs and amortizes this amount into trading account or foreign exchange revenue over the life of the contract. The recognition of unrealized gains on these contracts is subject to management's assessment as to collectibility.

Revaluation gains (losses) on derivative and foreign exchange contracts are reported gross in trading account assets (liabilities), reduced by the effects of qualifying netting agreements with counterparties.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPURCHASE AND RESALE AGREEMENTS

Citicorp's policy is to take possession of securities purchased under agreements to resell. The market value of securities to be repurchased and resold is monitored, and additional collateral is obtained where appropriate to protect against credit exposure.

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

End-user contracts related to instruments that are carried at fair value are also carried at fair value, with amounts payable and receivable accounted for as an element of the yield on the associated instrument. When related to securities available for sale, fair value adjustments are reported in stockholder's equity, net of tax.

If an end-user derivative contract is terminated, any resulting gain or loss is deferred and amortized over the original term of the agreement provided that the effectiveness criteria have been met. If the underlying designated items are no longer held, or if an anticipated transaction is no longer likely to occur, any previously unrecognized gain or loss on the derivative contract is recognized in earnings and the contract is accounted for at fair value with subsequent changes recognized in earnings.

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

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Citicorp classifies credit card receivables and consumer mortgage loans originated for sale as loans held for sale, which are accounted for at the lower of aggregate cost or fair value with net credit losses charged to other revenue.

ALLOWANCE FOR CREDIT LOSSES

Additions to the allowance are made by means of the provision for credit losses. Credit losses are deducted from the allowance, and subsequent recoveries are added. Securities received in exchange for loan claims in debt restructurings are initially recorded at fair value, with any gain or loss reflected as a recovery or charge-off to the allowance, and are subsequently accounted for as securities available for sale.

The amount of the provision is determined based on management's assessment of historical and expected net credit losses, business and economic conditions, the character, quality and performance of the portfolios, and other pertinent indicators. This evaluation encompasses all activities involving the extension of credit and also includes an assessment of the ability of borrowers with foreign currency obligations to obtain the foreign exchange necessary for orderly debt servicing. Larger-balance, non-homogenous exposures representing significant individual credit exposures are evaluated based upon the borrower's character, overall financial condition, resources, and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. Impairment of larger-balance, non-homogenous loans is measured by comparing the net carrying amount of the loan to the present value of the expected future cash flows discounted at the loan's effective rate, the secondary market value of the loan, or the fair value of the collateral for collateral-dependent loans. A valuation allowance is established if necessary within the portion of the allowance deducted from loans. The evaluation of smaller balance, homogenous loans, including consumer mortgage, installment, revolving credit and most other consumer loans, are collectively evaluated for impairment based upon historical loss experience, adjusted for changes in trends and conditions including delinquencies and nonaccruals; trends in volume and terms of loans; the effects of any changes in lending policies and procedures; national and local economic trends and conditions; and concentrations of credit. Based upon these analyses, the resulting allowance is deemed adequate to absorb all probable credit losses inherent in the portfolio.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OTHER REAL ESTATE OWNED

Upon repossession, loans are adjusted if necessary to the estimated fair value of the underlying collateral and transferred to Other Real Estate Owned, which is reported in other assets net of a valuation allowance for selling costs and net declines in value as appropriate.

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

FUTURE APPLICATION OF ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which becomes effective on January 1, 2000 for calendar year companies such as the Company. The new standard will significantly change the accounting treatment of end-user derivative and foreign exchange contracts used by the Company and its customers. Depending on the underlying risk management strategy, these accounting changes could affect reported earnings, assets, liabilities, and stockholder's equity. As a result, the Company and the customers to which it provides derivatives and foreign exchange products will have to reconsider their risk management strategies, since the new standard will not reflect the results of many of those strategies in the same manner as current accounting practice. The Company is in the process of evaluating the potential impact of the new accounting standard.

2. BUSINESS COMBINATIONS

MERGER WITH TRAVELERS

On October 8, 1998, Citicorp merged with and into a newly formed, wholly owned subsidiary of Travelers Group, Inc. (Travelers) (the Merger). Following the merger, Travelers changed its name to Citigroup Inc. (Citigroup). Under the terms of the merger, 1.13 billion shares of Citigroup common stock were issued in exchange for all of the outstanding shares of Citicorp common stock based on an exchange ratio of 2.5 shares of Citigroup common stock for each share of Citicorp common stock. Following the exchange, former shareholders of Citicorp and Travelers each owned approximately 50% of the outstanding common stock of Citigroup. Each outstanding share of Citicorp preferred stock was converted into one share of a corresponding series of preferred stock of Citigroup having identical terms. The merger was accounted for as a pooling of interests. Additionally, as of October 8, 1998, the shares of Citicorp common stock held in treasury were retired. The effect of these transactions was an elimination of Citicorp's common stock and preferred stock, with an offsetting adjustment to surplus, resulting in no change in the amount of Citicorp's total stockholder's equity.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transactions in Citicorp common stock and preferred stock occurring prior to the merger are reflected on a historical basis in the Consolidated Financial Statements, with the number of common shares adjusted to reflect the 2.5 share exchange ratio.

In connection with the Merger, Citicorp adopted the immediate recognition of the transition obligation under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pension," effective January 1, 1993, to conform to the method used by Travelers. The effect was an increase in net income of $9 million through September 30, 1998, and $18 million and $12 million for the years ended December 31, 1997 and 1996, respectively. The effect on stockholder's equity was a decrease of $161 million as of September 30, 1998 and $170 million as of December 31, 1997.

ACQUISITION OF UNIVERSAL CARD SERVICES

On April 2, 1998, Citicorp completed its acquisition of Universal Card Services from AT&T for $3.5 billion in cash. This purchase added $15 billion in customer receivables and 13.5 million accounts. In addition, Citicorp entered into a ten-year cobranding and joint marketing agreement with AT&T.

3. BUSINESS SEGMENT INFORMATION

Citicorp's businesses provide a broad range of financial services to consumer and corporate customers around the world. Citicorp's activities are conducted through Global Consumer, Global Corporate, Asset Management, and Investment Activities.

The Global Consumer segment includes a global, full-service consumer franchise encompassing, among other things, branch and electronic banking, consumer lending and credit and charge card services, and personalized wealth management services for high net-worth clients. The businesses included in the Global Corporate segment serve corporations, financial institutions, governments, and other participants in developed and emerging markets throughout the world. The Asset Management segment offers a broad range of asset management products and services from global investment centers around the world, including mutual funds, closed-end funds, and managed accounts. Investment Activities include the Company's venture capital activities, certain corporate investments and the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature. Corporate/Other includes revenues derived from charging businesses for funds employed, based upon a marginal cost of funds concept, unallocated corporate costs, and the offset created by attributing income taxes to core business activities on a local tax-rate basis.

The following table presents certain information regarding these industry segments:

IN MILLIONS OF               TOTAL REVENUES,                                                                  IDENTIFIABLE
  DOLLARS, EXCEPT        NET OF INTEREST EXPENSE (1)     INCOME TAXES          NET INCOME (LOSS) (2)       ASSETS AT YEAR-END
  IDENTIFIABLE ASSETS   ----------------------------------------------------------------------------------------------------------
  IN BILLIONS             1998     1997     1996     1998    1997     1996     1998     1997    1996     1998     1997     1996
----------------------------------------------------------------------------------------------------------------------------------
Global Consumer (3)     $13,957   $12,357 $12,116   $  650   $  530  $  828   $1,316   $1,409   $1,943    $161     $136     $135
Global Corporate (3)      6,905     6,686   6,224      341      423     443      773    1,300    1,510     165      159      131
Asset Management            342       293     243      (19)     (12)     (5)      13       35       50       1        1        -
Investment
 Activities                 981     1,295     674      204      270     151      739    1,051      567       8        9        9
Corporate/Other           1,065       985     939      483      931     876      (31)    (186)    (270)      9        6        6
                        ----------------------------------------------------------------------------------------------------------
TOTAL                   $23,250   $21,616 $20,196   $1,659   $2,142  $2,293   $2,810   $3,609   $3,800    $344     $311     $281
------------------------==========================================================================================================

(1) Includes total revenues, net of interest expense in the United States of $11.173 billion, $9.802 billion, and $9.344 billion in 1998, 1997, and
      1996, respectively. Total revenues, net of interest expense attributable to individual foreign countries are not material to the total.
(2) For the 1998 period, Global Consumer, Global Corporate, Asset Management, and Corporate/Other results reflect after-tax restructuring charges and merger-related costs of $435 million, $137 million, $9 million, and $67 million, respectively. For the 1997 period, Global Consumer, Global Corporate, and Corporate/Other results reflect after-tax restructuring charges of $351 million, $168 million, and $31 million, respectively.
(3) Includes provision for credit losses in the Global Consumer results of $1,997 million, $1,935 million, and $1,933 million, and in the Global Corporate results of $394 million, $36 million, and $73 million for 1998, 1997, and 1996, respectively.
--------------------------------------------------------------------------------

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. SECURITIES

                                                                          1998                                      1997
                                  ---------------------------------------------------------------------------------------
                                                    GROSS      GROSS                           GROSS      GROSS
                                    AMORTIZED  UNREALIZED UNREALIZED FAIR VALUE AMORTIZED UNREALIZED UNREALIZED     FAIR
IN MILLIONS OF DOLLARS AT YEAR-END       COST       GAINS     LOSSES                 COST      GAINS     LOSSES    VALUE
-------------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
U.S. Treasury and Federal Agency      $4,649        $ 56       $  1    $ 4,704    $4,031       $ 58       $ 2     $4,087
State and Municipal                    3,289         244        224      3,309     2,616        206       115      2,707
Foreign Government                    24,930         330        595     24,665    18,106        826       262     18,670
U.S. Corporate                         2,162         278        223      2,217     1,809        157       101      1,865
Other Debt Securities                  2,680          83         34      2,729     1,198         10        79      1,129
Equity Securities (1)                  2,715         203        138      2,780     2,131        235        62      2,304
                                  ---------------------------------------------------------------------------------------
                                     $40,425      $1,194     $1,215    $40,404   $29,891     $1,492      $621    $30,762
----------------------------------=======================================================================================
VENTURE CAPITAL                                                         $3,297                                    $2,599
-------------------------------------------------------------------------------------------------------------------------

Securities Available for Sale
   Include:
    Mortgage-Backed Securities        $3,367         $17        $ 1     $3,383    $1,091        $12        $2     $1,101
    Government of Brazil
      Brady Bonds                        660          26          -        686     1,436        612         -      2,048
    Government of Venezuela
      Brady Bonds                        478           -        174        304       535          -        55        480
----------------------------------=======================================================================================

(1) Includes non-marketable equity securities carried at cost which are reported in both the amortized cost and fair value columns.
--------------------------------------------------------------------------------

The accompanying table shows components of interest and dividends on securities, realized gains and losses from sales of securities available for sale, and net gains on investments held by venture capital subsidiaries.


IN MILLIONS OF DOLLARS                                   1998     1997      1996
--------------------------------------------------------------------------------
Taxable Interest                                       $2,743   $1,966    $1,600
Interest Exempt from U.S. Federal Income Tax              145      136        87
Dividends                                                  75       95        83
--------------------------------------------------------------------------------
Gross Realized Securities Gains                        $  792   $  754    $  261
Gross Realized Securities Losses                          268       86        51
--------------------------------------------------------------------------------
Net Realized and Unrealized Venture Capital Gains      $  487   $  749    $  450
  Which Included:
   Gross Unrealized Gains                                 709      612       416
   Gross Unrealized Losses                                412       82       150
-----------------------------------------------------===========================


CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amortized cost, fair value, and average yield on amortized cost of debt securities available for sale by contractual maturity dates as of December 31, 1998:


                                       AMORTIZED            FAIR
IN MILLIONS OF DOLLARS                      COST           VALUE          YIELD
--------------------------------------------------------------------------------
U.S. TREASURY AND FEDERAL AGENCY
Due Within 1 Year                        $   988         $   988          4.86%
After 1 but Within 5 Years                   407             411          5.35
After 5 but Within 10 Years                  132             142          6.71
After 10 Years (1)                         3,122           3,163          6.29
                                  -------------------------------
TOTAL                                    $ 4,649         $ 4,704          5.91
----------------------------------==============================================
STATE AND MUNICIPAL
Due Within 1 Year                        $    40         $    41          5.09%
After 1 but Within 5 Years                   118             102          6.19
After 5 but Within 10 Years                  675             658          5.70
After 10 Years (1)                         2,456           2,508          6.10
                                  -------------------------------
TOTAL                                    $ 3,289         $ 3,309          6.01
----------------------------------==============================================
ALL OTHER (2)
Due Within 1 Year                        $10,924         $10,889          8.46%
After 1 but Within 5 Years                 9,867           9,920          6.42
After 5 but Within 10 Years                4,799           4,662         21.15
After 10 Years (1)                         4,182           4,140         13.10
                                  -------------------------------
TOTAL                                    $29,772         $29,611         10.48
----------------------------------==============================================


(1) Securities with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(2) Includes foreign government, U.S. corporate, and other debt securities. Yields reflect the impact of local interest rates prevailing in countries outside the United States.
--------------------------------------------------------------------------------

5. TRADING ACCOUNT ASSETS AND LIABILITIES


IN MILLIONS OF DOLLARS AT YEAR-END                         1998            1997
--------------------------------------------------------------------------------
TRADING ACCOUNT ASSETS
U.S. Treasury and Federal Agency Securities             $    86         $ 3,898
State and Municipal Securities                               --             108
Foreign Government, Corporate and Other Securities        8,010          11,885
Derivative and Foreign Exchange Contracts (1)            25,571          24,465
                                                     ---------------------------
                                                        $33,667         $40,356
-----------------------------------------------------===========================
TRADING ACCOUNT LIABILITIES
Securities Sold, Not Yet Purchased                      $ 2,644         $ 5,769
Derivative and Foreign Exchange Contracts (1)            27,527          25,217
                                                     ---------------------------
                                                        $30,171         $30,986
-----------------------------------------------------===========================


(1)   Net of master netting agreements and securitization.
--------------------------------------------------------------------------------

The average fair value of trading account assets during 1998 was $41.3 billion, including $26.7 billion relating to derivative and foreign exchange contracts, compared with $35.1 billion and $20.3 billion, respectively, during 1997. The average fair value of trading account liabilities during 1998 was $30.2 billion, including $25.0 billion relating to derivative and foreign exchange contracts, compared with $26.6 billion and $21.6 billion, respectively, during 1997.

Deferred revenue on derivative and foreign exchange contracts, attributable to ongoing costs totaled $472 million and $391 million at December 31, 1998 and 1997, respectively, which is reported in Other Liabilities.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS


IN MILLIONS OF DOLLARS AT YEAR-END                1998            1997
----------------------------------------------------------------------------
CONSUMER
IN U.S. OFFICES
Mortgage and Real Estate (1) (2)              $ 23,177        $ 22,599
Installment, Revolving Credit, and Other        40,435          36,140
                                            --------------------------------
                                                63,612          58,739
                                            --------------------------------
IN OFFICES OUTSIDE THE U.S.
Mortgage and Real Estate (1) (3)                19,456          17,685
Installment, Revolving Credit, and Other        36,048          32,179
Lease Financing                                    484             544
                                            --------------------------------
                                                55,988          50,408
                                            --------------------------------
                                               119,600         109,147
Unearned Income                                   (630)           (688)
                                            --------------------------------
CONSUMER LOANS, NET OF UNEARNED INCOME        $118,970        $108,459
--------------------------------------------================================
COMMERCIAL
IN U.S. OFFICES
Commercial and Industrial (4)                 $ 13,779        $ 10,841
Mortgage and Real Estate (1)                     2,165           2,398
Loans to Financial Institutions                    173             371
Lease Financing                                  2,951           3,087
                                            --------------------------------
                                                19,068          16,697
                                            --------------------------------
IN OFFICES OUTSIDE THE U.S.
Commercial and Industrial (4)                   55,828          47,417
Mortgage and Real Estate (1)                     1,792           1,651
Loans to Financial Institutions                  8,008           6,480
Governments and Official Institutions            2,132           2,376
Lease Financing                                  1,386           1,092
                                            --------------------------------
                                                69,146          59,016
                                            --------------------------------
                                                88,214          75,713
Unearned Income                                   (190)           (159)
                                            --------------------------------
COMMERCIAL LOANS, NET OF UNEARNED INCOME      $ 88,024        $ 75,554
--------------------------------------------================================


(1)   Loans secured primarily by real estate.
(2) Includes $3.3 billion in 1998 and $3.4 billion in 1997 of commercial real estate loans related to community banking and private banking activities.
(3) Includes $2.4 billion in 1998 and $2.3 billion in 1997 of loans secured by commercial real estate.
(4)   Includes loans not otherwise separately categorized.
--------------------------------------------------------------------------------

The following table presents information about impaired loans. Impaired loans are those on which Citicorp believes it is not probable that it will be able to collect all amounts due according to the contractual terms of the loan, excluding smaller-balance homogeneous loans that are evaluated collectively for impairment, and are carried on a cash basis:


IN MILLIONS OF DOLLARS AT YEAR-END                       1998            1997
--------------------------------------------------------------------------------
Impaired Commercial Loans                              $1,284          $  971
Other Impaired Loans (1)                                  218             241
                                                    ----------------------------
Total Impaired Loans (2)                               $1,502          $1,212
----------------------------------------------------============================
Impaired Loans with Valuation Allowances               $  257          $   98
Total Valuation Allowances (3)                             24              16
--------------------------------------------------------------------------------
During the Year (4):
   Average Balance of Impaired Loans                   $1,435          $1,188
   Interest Income Recognized on Impaired Loans            65              62
----------------------------------------------------============================


(1) Primarily commercial real estate loans related to community and private banking activities.
(2) At year-end 1998, approximately 19% of these loans were measured for impairment using the fair value of the collateral, with the remaining 81% measured using the present value of the expected future cash flows, discounted at the loan's effective interest rate, compared with approximately 39% and 61%, respectively, at year-end 1997.
(3)   Included in the allowance for credit losses.
(4) For the year ended December 31, 1996, the average balance of impaired loans was $1.7 billion and interest income recognized on impaired loans was $116 million.
--------------------------------------------------------------------------------

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. ALLOWANCE FOR CREDIT LOSSES


IN MILLIONS OF DOLLARS                                                        1998            1997            1996
-------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES AT BEGINNING OF YEAR                             $5,816          $5,503          $5,368
ADDITIONS
Provision for Credit Losses                                                   2,381           1,907           1,926
DEDUCTIONS
Consumer Credit Losses (1)                                                    2,374           2,311           2,179
Consumer Credit Recoveries (1)                                                 (457)           (476)           (446)
                                                                         ------------------------------------------------
   NET CONSUMER CREDIT LOSSES (1)                                             1,917           1,835           1,733
                                                                         ------------------------------------------------
Commercial Credit Losses                                                        576             191             259
Commercial Credit Recoveries                                                   (170)           (219)           (266)
                                                                         ------------------------------------------------
   NET COMMERCIAL CREDIT LOSSES (RECOVERIES)                                    406             (28)             (7)
                                                                         ------------------------------------------------
Other  --  Net (2)                                                              350             213             (65)
                                                                         ------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES AT END OF YEAR                                   $6,224          $5,816          $5,503
-------------------------------------------------------------------------------------------------------------------------


(1) Commencing in 1997, reflects the classification of credit card receivables intended for sale as Loans Held for Sale with net credit losses charged to Other Revenue.
(2)  Primarily includes net transfers from (to) the reserves for securitization activities and foreign currency translation effects. In 1998, reflects the addition of $320 million of credit loss reserves related to the acquisition of the Universal Card portfolio. In 1997, $373 million was restored to the allowance for credit losses that had previously been attributed to credit card securitization transactions where the exposure to credit losses is contractually limited to the cash flows from the securitized receivables, $50 million attributable to standby letters of credit and guarantees was reclassified to Other Liabilities, and $50 million attributable to derivative and foreign exchange contracts was reclassified as a deduction from Trading Account Assets.
--------------------------------------------------------------------------------

8.  PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Generally, depreciation and amortization are computed on the straight-line basis over the estimated useful life of the asset or the lease term. Depreciation and amortization expense was $796 million in 1998, $758 million in 1997 and $706 million in 1996.

9.  PURCHASED FUNDS AND OTHER BORROWINGS (1)


IN MILLIONS OF  DOLLARS AT YEAR-END                                                           1998            1997
-------------------------------------------------------------------------------------------------------------------------
Federal Funds Purchased and Securities Sold under Repurchase Agreements                     $10,375         $11,182
Commercial Paper Issued by Parent Company                                                       132           1,941
Other Funds Borrowed                                                                         12,601           8,108
                                                                                         --------------------------------
TOTAL                                                                                       $23,108         $21,231
-------------------------------------------------------------------------------------------------------------------------


(1)  Original maturities of less than one year.
--------------------------------------------------------------------------------

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  LONG-TERM DEBT (1)

At December 31, long-term debt was as follows:


                                                                WEIGHTED
                                                                 AVERAGE
IN MILLIONS OF DOLLARS                                            COUPON      MATURITIES            1998            1997
-------------------------------------------------------------------------------------------------------------------------
PARENT COMPANY
Senior Notes                                                       5.58%       1999-2012         $ 7,118         $ 6,936
Subordinated Notes                                                 7.18%       1999-2035           8,359           7,663
SUBSIDIARIES (2)
Senior Notes                                                       9.98%       1999-2012           4,147           4,436
Subordinated Notes                                                 7.78%       2027-2028             975             750
-------------------------------------------------------------------------------------------------------------------------

Senior Notes                                                                                      11,265          11,372
Subordinated Notes                                                                                 9,334           8,413
                                                                                         --------------------------------
TOTAL                                                                                            $20,599         $19,785
-------------------------------------------------------------------------------------------------------------------------


(1) Original maturities of one year or more. Maturity distribution is based upon contractual maturities or earlier dates at which debt is repayable at the option of the holder, due to required mandatory sinking fund payments or due to call notices issued. Weighted average interest rates reflect contractual interest rates.
(2) Approximately 19% in 1998 and 14% in 1997 of subsidiary long-term debt was guaranteed by Citicorp, and of the debt not guaranteed by Citicorp, approximately 8% in 1998 and 12% in 1997 was secured by the assets of the subsidiary.
--------------------------------------------------------------------------------

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

Parent Company subordinated notes include $600 million and $817 million of subordinated capital notes at December 31, 1998 and 1997, respectively, certain of which require Citicorp to exchange the notes at maturity or at certain other specified times for capital securities that have a market value equal to the principal amounts of the notes or, at Citicorp's option, to pay the principal of the notes from amounts representing designated proceeds from the sale of capital securities. Citicorp has designated proceeds from the sales of capital securities in an amount sufficient to satisfy all the dedication commitments of its subordinated capital notes.

Subsidiary subordinated notes include $975 million of guaranteed preferred beneficial interests in Citicorp subordinated debt issued by Citicorp Capital I, II, and III, wholly owned trusts whose sole assets are $309 million of 7.93% and $464 million of 8.015%, respectively, of Junior Subordinated Deferrable Interest Debentures of Citicorp both due 2027, and $232 million of 7.10% of Junior Subordinated Deferrable Interest Debentures of Citicorp due 2028. Long-term debt at December 31, 1997 included $750 million related to Citicorp Capital I and II. Under the terms of these arrangements, taken as a whole, Citicorp has provided a full and unconditional guarantee on a subordinated basis of payments due.

At December 31, 1998, Citicorp had converted, through the use of derivative contracts, $11.0 billion of its $12.7 billion of fixed rate debt into variable rate obligations. In addition, Citicorp utilizes other derivative contracts to manage the foreign exchange impact of certain debt issuances. At year-end 1998, Citicorp's overall weighted average rate for long-term debt was 7.22% on a contractual basis and 6.44% including the effects of derivative contracts.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Aggregate annual maturities on long-term debt obligations (based on final maturity dates) are as follows:


IN MILLIONS OF DOLLARS                            1999         2000        2001        2002         2003     THEREAFTER
-------------------------------------------------------------------------------------------------------------------------
Parent Company                                   $1,648      $1,873       $1,512      $1,579      $1,922       $6,943
Subsidiaries                                      1,196         696          451       1,088         171        1,520
-------------------------------------------------------------------------------------------------------------------------
                                                 $2,844      $2,569       $1,963      $2,667      $2,093       $8,463
-------------------------------------------------------------------------------------------------------------------------


11.  FEES AND COMMISSIONS

Trust, agency, and custodial fees included in fees and commissions were $1.4 billion in 1998, $1.3 billion in 1997 and $1.1 billion in 1996.

12.  RESTRUCTURING CHARGES AND MERGER-RELATED COSTS


IN MILLIONS OF DOLLARS                                                                        1998            1997
-------------------------------------------------------------------------------------------------------------------------
Restructuring Charges                                                                        $1,006            $880
Changes in 1997 Estimates                                                                       (38)              -
Merger-Related Costs                                                                             41               -
                                                                                         --------------------------------
Total                                                                                        $1,009            $880
-------------------------------------------------------------------------------------------------------------------------


In December 1998 Citicorp recorded a restructuring charge of $1.006 billion, reflecting exit costs associated with business improvement and integration initiatives to be implemented over a 12 to 18 month period. The charge included $666 million related to employee severance, $310 million related to exiting leasehold and other contractual obligations, and $30 million related to the write-down to estimated salvage value of assets that are available for immediate disposal. In addition, the implementation of these restructuring initiatives will cause some related premises and equipment assets to become redundant. In accordance with recent SEC guidelines, the remaining depreciable lives of these assets have been shortened, and accelerated depreciation charges of $248 million (in addition to normal scheduled depreciation on these assets) will be recognized in subsequent periods. Additional implementation costs associated with these restructuring initiatives will be expensed as incurred but are not expected to be material.

Of the $1.006 billion charge, $695 million in the Global Consumer business includes regional consolidation of call centers and other back office functions worldwide, reduction of management layers, sales force restructuring and integration of overlapping marketing and product management groups, and exiting several non-strategic operations; $246 million in the Global Corporate business includes rationalization of operations in countries with multiple operations, consolidation of Citibank and Salomon Smith Barney locations, integration of trading platforms, and exiting non-strategic businesses; $15 million in the Asset Management business includes elimination of redundancies; and the remaining $50 million includes streamlining and integration of Corporate and other staff functions. Approximately $413 million of the $1.006 billion charge relates to operations in the United States. Because the charge was recorded near the end of the year, there was no significant utilization during 1998.

The $666 million portion of the charge related to employee severance reflects the costs of eliminating approximately 10,700 positions, after considering attrition and redeployment within the Company, including approximately 8,000 in the Global Consumer business, 1,900 in the Global Corporate business, 200 in the Asset Management business and 600 in Corporate and other staff functions (costs associated with corporate and staff functions have been allocated to businesses as appropriate). Approximately 3,100 of these positions relate to the United States. The overall workforce reduction, net of anticipated rehires to fill relocated positions, is expected to be approximately 9,200 positions worldwide.

Changes in 1997 estimates are attributable to facts and circumstances arising subsequent to the original restructuring charge. Changes in 1997 estimates are attributable to lower severance costs due to higher than anticipated levels of attrition and redeployment within the Company, and other unforeseen changes including those resulting from the merger with Travelers.

Merger-related costs include the direct and incremental costs of administratively closing the merger, and primarily reflect legal, regulatory, accounting and similar one-time transaction costs.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 1997, Citicorp recorded a restructuring charge of $880 million related to cost-management programs and customer service initiatives to improve operational efficiency and productivity. The charge included $487 million for severance benefits (associated with approximately 9,000 positions to be reduced), $245 million related to writedowns of equipment and premises which management committed to dispose of, and $148 million of lease termination and other exit costs. The status of the 1997 restructuring initiatives is summarized in the following table:

ACTIVITY IN 1997 RESTRUCTURING RESERVE


IN MILLIONS OF DOLLARS
-------------------------------------------------------------------------------------------------------------------------
1997 Restructuring Charge                                                                                  $ 880
Utilization                                                                                                 (641)
Changes in 1997 Estimates                                                                                    (38)
                                                                                                       ------------------
BALANCE AT DECEMBER 31, 1998                                                                               $ 201
-------------------------------------------------------------------------------------------------------------------------


Utilization includes $245 million of equipment and premises write-downs as well as $399 million of severance and other exit costs (of which $211 million related to employee severance and $127 million related to leasehold and other exit costs have been paid in cash and $61 million is legally obligated), together with translation effects. Through December 31, 1998, approximately 4,000 gross staff positions have been eliminated under this program.

13.  INCOME TAXES


IN MILLIONS OF DOLLARS                                                     1998             1997              1996
-------------------------------------------------------------------- ----------------- ---------------- -----------------
CURRENT:
   Federal                                                               $  561            $1,586           $  546
   Foreign                                                                1,007             1,225            1,116
   State                                                                    196               204              198
                                                                     ----------------- ---------------- -----------------
                                                                          1,764             3,015            1,860

DEFERRED:
   Federal                                                                  (22)             (793)             404
   Foreign                                                                   45                 -                -
   State                                                                   (128)              (80)              29
                                                                     ----------------- ---------------- -----------------
                                                                           (105)             (873)             433
                                                                     ----------------- ---------------- -----------------

PROVISION FOR INCOME TAX (1)                                              1,659             2,142            2,293
                                                                     ----------------- ---------------- -----------------

Income tax expense (benefit) reported in stockholder's equity related to:
      Foreign currency translation                                            3                14                8
      Securities available for sale                                        (330)              (45)             307
      Employee stock plans                                                 (112)             (222)            (244)
                                                                     ----------------- ---------------- -----------------
TOTAL INCOME TAXES                                                       $1,220            $1,889           $2,364
-------------------------------------------------------------------- ----------------- ---------------- -----------------


(1) Includes the effect of securities transactions resulting in a provision of $183 million in 1998, $234 million in 1997, and $74 million in 1996.
--------------------------------------------------------------------------------

The reconciliation of the federal statutory income tax rate to the Company's effective income tax rate applicable to income before taxes for the years ended December 31, was as follows:


                                                                           1998             1997              1996
-------------------------------------------------------------------- ----------------- ---------------- -----------------
FEDERAL STATUTORY RATE                                                     35.0%             35.0%            35.0%
Limited taxability of investment income                                    (0.8)             (0.5)            (1.4)
State income taxes (net of federal income tax benefit)                      1.0               1.4              2.4
Other, net                                                                  1.9               1.3              1.6
                                                                     ----------------- ---------------- -----------------
EFFECTIVE INCOME TAX RATE                                                  37.1%             37.2%            37.6%
-------------------------------------------------------------------- ----------------- ---------------- -----------------


CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes at December 31 related to the following:


IN MILLIONS OF DOLLARS                                                                         1998            1997
----------------------------------------------------------------------------------------- --------------- ---------------
DEFERRED TAX ASSETS:
Credit loss deduction                                                                        $ 2,148         $ 2,041
Unremitted foreign earnings                                                                    1,265           1,229
Employee benefits                                                                                547             327
Interest related items                                                                           407             508
Foreign and state loss carryforwards                                                             256             316
Other deferred tax assets                                                                        329              86
                                                                                          --------------- ---------------
GROSS DEFERRED TAX ASSETS                                                                      4,952           4,507
Valuation allowance                                                                              294             324
                                                                                          --------------- ---------------
DEFERRED TAX ASSETS AFTER VALUATION ALLOWANCE                                                  4,658           4,183
                                                                                          --------------- ---------------

DEFERRED TAX LIABILITIES:
Investments                                                                                     (643)         (1,033)
Leases                                                                                          (870)           (888)
Other deferred tax liabilities                                                                  (593)           (360)
                                                                                          --------------- ---------------
GROSS DEFERRED TAX LIABILITIES                                                                (2,106)         (2,281)
                                                                                          --------------- ---------------
NET DEFERRED TAX ASSETS                                                                      $ 2,552         $ 1,902
----------------------------------------------------------------------------------------- --------------- ---------------


Foreign pre-tax earnings approximated $3.2 billion in 1998, $4.3 billion in 1997 and $4.0 billion in 1996. As a U.S. corporation, Citicorp is subject to U.S. taxation currently on all of its foreign pre-tax earnings if earned by a foreign branch or when earnings are effectively repatriated if earned by a foreign subsidiary or affiliate. In addition, certain of Citicorp's U.S. income is subject to foreign income tax where the payor of such income is domiciled outside the United States.

The 1998 net change in the valuation allowance related to deferred tax assets was a decrease of $30 million primarily relating to an increased utilization of certain foreign tax credits. The valuation allowance of $294 million at December 31, 1998 is primarily reserved for specific state and local, and foreign tax carryforwards or tax law restrictions on benefit recognition in the U.S. federal and the above jurisdictions.

Management believes that the realization of the recognized net deferred tax asset of $2.552 billion is more likely than not based on existing carryback ability and expectations as to future taxable income. Beginning in 1998, the Company joins with Citigroup in filing a consolidated federal income tax return. Under a tax sharing agreement with Citigroup, the Company is entitled to a current benefit if it incurs losses which are utilized in Citigroup's consolidated return. Citigroup has reported pre-tax financial statement income from continuing operations exceeding $10 billion on average over the last three years and has generated federal taxable income exceeding $8 billion, on average, each year during this same period.

14.  REGULATORY CAPITAL


                                                                                CITICORP                  CITIBANK, N.A.
                                                          ---------------------------------------------------------------
                                               Minimum
IN MILLIONS OF DOLLARS AT YEAR-END           Required (1)          1998           1997            1998            1997
-------------------------------------------------------------------------------------------------------------------------
Tier 1 Capital                                                  $23,084        $20,926         $19,291         $16,441
Total Capital (2)                                                33,858         30,986          28,783          24,524
Tier 1 Capital Ratio                              4.00%            8.44%          8.27%           8.41%           8.09%
Total Capital Ratio (2)                           8.00            12.38          12.25           12.55           12.07
Leverage Ratio (3)                                3.00+            6.68           6.95            6.32            6.33
-------------------------------------------------------------------------------------------------------------------------


(1)      As set forth in guidelines issued by the U.S. federal bank regulators.
(2)      Total capital includes Tier 1 and Tier 2.
(3)      Tier 1 capital divided by adjusted average assets.
--------------------------------------------------------------------------------

Citicorp is subject to risk-based capital and leverage guidelines issued by the Board of Governors of the Federal Reserve System (FRB), and its U.S. insured depository institution subsidiaries, including Citibank, N.A., are subject to similar guidelines issued by their respective primary regulators. These guidelines are used to evaluate capital adequacy and include the required minimums shown above.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

To be "well capitalized" under federal bank regulatory agency definitions, a depository institution must have a Tier 1 ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10%, and a leverage ratio of at least 5% and not be subject to a directive, order, or written agreement to meet and maintain specific capital levels. The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards. As of December 31, 1998 and 1997, all of Citicorp's U.S. insured subsidiary depository institutions were "well capitalized."

15. CHANGES IN EQUITY FROM NONOWNER SOURCES

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which established standards for the reporting and display of equity from nonowner sources and its components in a full set of general purpose financial statements. Equity from nonowner sources and its components have been reported, net of tax, in the Consolidated Statement of Changes in Stockholder's Equity with all earlier periods restated to reflect the adoption of SFAS No. 130.

Changes in each component of "Accumulated Other Changes in Equity from Nonowner Sources" for the three-year period ended December 31, 1998 are as follows:

                                                                                                          ACCUMULATED
                                                                      NET UNREALIZED       FOREIGN       OTHER CHANGES
                                                                         GAINS ON         CURRENCY       IN EQUITY FROM
                                                                        INVESTMENT       TRANSLATION        NONOWNER
IN MILLIONS OF DOLLARS                                                  SECURITIES       ADJUSTMENT         SOURCES
-------------------------------------------------------------------- ----------------- ---------------- -----------------
BALANCE, JANUARY 1, 1996                                                 $ 132             $(437)           $(305)
Unrealized gains on investment securities,
  net of tax of $381                                                       680                                680
Less: Reclassification adjustment for gains
  included in net income, net of tax of $(74)                             (136)                              (136)
Foreign currency translation adjustment, net of tax of $8                                    (49)             (49)
-------------------------------------------------------------------- ----------------- ---------------- -----------------
CURRENT PERIOD CHANGE                                                      544               (49)             495
-------------------------------------------------------------------- ----------------- ---------------- -----------------
BALANCE, DECEMBER 31, 1996                                                 676              (486)             190
Unrealized gains on investment securities,
  net of tax of $189                                                       293                                293
Less: Reclassification adjustment for gains
  included in net income, net of tax of $(234)                            (434)                              (434)
Foreign currency translation adjustment, net of tax of $14                                  (140)            (140)
-------------------------------------------------------------------- ----------------- ---------------- -----------------
CURRENT PERIOD CHANGE                                                     (141)             (140)            (281)
-------------------------------------------------------------------- ----------------- ---------------- -----------------
BALANCE, DECEMBER 31, 1997                                                 535              (626)             (91)
Unrealized losses on investment securities,
   net of tax of $(147)                                                   (237)                              (237)
Less: Reclassification adjustment for gains
  included in net income, net of tax of $(183)                            (341)                              (341)
Foreign currency translation adjustment, net of tax of $3                                     44               44
-------------------------------------------------------------------- ----------------- ---------------- -----------------
CURRENT PERIOD CHANGE                                                     (578)               44             (534)
-------------------------------------------------------------------- ----------------- ---------------- -----------------
BALANCE, DECEMBER 31, 1998                                               $ (43)            $(582)           $(625)
-------------------------------------------------------------------- ----------------- ---------------- -----------------

16.  EMPLOYEE BENEFITS

Prior to its merger with Travelers, Citicorp had several non-contributory defined benefit pension plans covering substantially all U.S. employees. On December 31, 1998, the qualified U.S. plan was merged with the Travelers qualified U.S. plan. Following the merger of the qualified plans, plan assets of the combined plan may be used to fund the pension benefits of any Citigroup qualified plan participant. Citicorp also has various defined benefit pension and termination indemnity plans covering employees outside the United States and offers postretirement health care and life insurance benefits to all eligible U.S. retired employees as well as to certain employees outside the United States.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the components of net benefit expense recognized in the Consolidated Statement of Income and the funded status and amounts recognized in the Consolidated Balance Sheet for U.S. plans and significant plans outside the United States.

NET BENEFIT EXPENSE

                                                                                                          POSTRETIREMENT
                                                                              PENSION PLANS            BENEFIT PLANS (1)
                                  ---------------------------------------------------------------------------------------
                                                    U.S. PLANS           PLANS OUTSIDE U.S.                   U.S. PLANS
                                  ---------------------------------------------------------------------------------------
IN MILLIONS OF DOLLARS                 1998     1997      1996      1998     1997      1996      1998     1997      1996
-------------------------------------------------------------------------------------------------------------------------
Benefits earned during the year      $ 136     $ 118    $ 123      $ 57      $ 56     $ 60      $ 11      $ 10     $ 11
Interest cost on benefit
  obligation                           228       204      192        79        75       76        30        30       32
Expected return on plan assets        (298)     (260)    (231)      (72)      (64)     (59)      (13)      (10)      (7)
Amortization of unrecognized:
   Net transition (asset)
     obligation                        (17)      (20)     (20)        3         6        7         -         -        -
   Prior service cost                   17        13       12         -         -        1         -        (1)       -
   Net actuarial loss                    5         3       20         3         2        3         -         -        1
Curtailment loss                       (15)        -        -         2         -        -         -         -        -
                                  ---------------------------------------------------------------------------------------
NET BENEFIT EXPENSE                  $  56     $  58    $  96      $ 72      $ 75     $ 88      $ 28      $ 29     $ 37
-------------------------------------------------------------------------------------------------------------------------


(1)  For plans outside the U.S., net postretirement benefit expense totaled
     $10 million in 1998, $8 million in 1997, and $6 million in 1996.
--------------------------------------------------------------------------------

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PREPAID BENEFIT COST (BENEFIT LIABILITY)


                                                                                                          POSTRETIREMENT
                                                                               PENSION PLANS           BENEFIT PLANS (3)
                                     ------------------------------------------------------------------------------------
                                                  U.S. PLANS (1)      PLANS OUTSIDE U.S. (2)                  U.S. PLANS
                                     ------------------------------------------------------------------------------------
IN MILLIONS OF DOLLARS AT YEAR-END            1998          1997          1998          1997          1998          1997
-------------------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation
  at beginning of year                      $3,128        $2,815        $1,139        $1,125         $ 440         $ 459
Benefits earned during the year                136           118            57            56            11            10
Interest cost on benefit obligation            228           204            79            75            30            30
Plan amendments                                 31             3             3           (10)            3            (6)
Actuarial loss                                 255            66           127            52             9           (25)
Benefits paid                                  (84)          (78)          (65)          (56)          (30)          (28)
Acquisitions                                     -             -            27             -             -             -
Curtailment                                    (15)            -            (7)            -             -             -
Foreign exchange impact                          -             -            47          (103)            -             -
                                     ------------------------------------------------------------------------------------
BENEFIT OBLIGATION AT END OF YEAR           $3,679        $3,128        $1,407        $1,139         $ 463         $ 440
-------------------------------------------------------------------------------------------------------------------------
CHANGE IN PLAN ASSETS
Plan assets at fair value
  at beginning of year                      $3,709        $3,118        $  798        $  763         $ 159         $ 119
Actual return on plan assets                   611           618            97            76            27            25
Company contributions                           10            51           138            45            30            43
Employee contributions                           -             -             5             5             -             -
Acquisitions                                     -             -            24             -             -             -
Benefits paid                                  (84)          (78)          (52)          (49)          (30)          (28)
Foreign exchange impact                          -             -            25           (42)            -             -
                                     ------------------------------------------------------------------------------------
PLAN ASSETS AT FAIR VALUE
  AT END OF YEAR                            $4,246        $3,709        $1,035        $  798         $ 186         $ 159
-------------------------------------------------------------------------------------------------------------------------
RECONCILIATION OF PREPAID (ACCRUED)
  BENEFIT COST AND TOTAL AMOUNT
  RECOGNIZED
Funded status of the plan                   $  567        $  581        $ (372)       $ (341)        $(277)        $(281)
Unrecognized:
   Net transition (asset) obligation           (15)          (32)           19            58             -             -
   Prior service cost                          118           103             2            (1)           (7)          (11)
   Net actuarial (gain) loss                  (288)         (225)          110            69            (5)            1
                                     ------------------------------------------------------------------------------------
NET AMOUNT RECOGNIZED                       $  382        $  427        $ (241)       $ (215)        $(289)        $(291)
-------------------------------------------------------------------------------------------------------------------------
AMOUNTS RECOGNIZED IN THE
  BALANCE SHEETS CONSIST OF
Prepaid benefit cost                        $  613        $  617        $   69        $   56         $   -         $   -
Accrued benefit liability                     (271)         (211)         (337)         (286)         (289)         (291)
Intangible asset                                40            21            27            15             -             -
                                     ------------------------------------------------------------------------------------
NET AMOUNT RECOGNIZED                       $  382        $  427        $ (241)       $ (215)        $(289)        $(291)
-------------------------------------------------------------------------------------------------------------------------


(1)  For unfunded U.S. plans, the aggregate benefit obligation was $374 million and $278 million, and the aggregate accumulated benefit obligation was $257 million and $191 million at December 31, 1998 and 1997, respectively.
(2) For plans outside the U.S., the aggregate benefit obligation was $1.176 billion and $992 million, and the fair value of plan assets was $732 million and $617 million at December 31, 1998 and 1997, respectively, for plans whose benefit obligation exceeds plan assets. The aggregate accumulated benefit obligation was $308 million and $332 million, and the fair value of plan assets was $3 million and $87 million at December 31, 1998 and 1997, respectively, for plans whose accumulated benefit obligation exceeds plan assets.
(3) For plans outside the U.S., the accumulated postretirement benefit obligation was $96 million and $62 million and the postretirement benefit liability was $33 million and $31 million at December 31, 1998 and 1997, respectively.
--------------------------------------------------------------------------------

The expected long-term rates of return on assets used in determining pension and postretirement expense are shown below.


                                                                                   1998           1997            1996
-----------------------------------------------------------------------------------------------------------------------
RATE OF RETURN ON ASSETS
   U.S. Plans                                                                      9.0%           9.0%            9.0%
   Plans Outside the U.S. (1)                                             4.0% TO 12.0%  4.5% to 13.0%   6.0% to 13.0%
-----------------------------------------------------------------------------------------------------------------------


(1)  Excluding highly inflationary countries.
--------------------------------------------------------------------------------

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The principal assumptions used in determining pension and postretirement benefit obligations are shown below.


AT YEAR-END                                                                                           1998            1997
---------------------------------------------------------------------------------------------------------------------------
DISCOUNT RATE
   U.S. Plans                                                                                        6.75%           7.25%
   Plans Outside the U.S. (1)                                                                3.0% TO 12.0%   3.5% to 12.0%
FUTURE COMPENSATION INCREASE RATE
   U.S. Plans                                                                                         4.5%            5.0%
   Plans Outside the U.S. (1)                                                                1.5% TO 10.0%   1.0% to 10.0%
HEALTH CARE COST INCREASE RATE  --  U.S. PLANS
   Following Year                                                                                     7.0%            8.0%
   Decreasing to the Year 2001 to                                                                     5.0%            5.0%
---------------------------------------------------------------------------------------------------------------------------


(1)  Excluding highly inflationary countries.
--------------------------------------------------------------------------------

As an indicator of sensitivity, increasing the assumed health care cost trend rate by 1% in each year would have increased the accumulated postretirement benefit obligation as of December 31, 1998 by $17 million and the aggregate of the benefits earned and interest components of 1998 net postretirement benefit expense by $2 million. Decreasing the assumed health care cost trend rate by 1% in each year would have decreased the accumulated postretirement benefit obligation as of December 31, 1998 by $18 million and the aggregate of the benefits earned and interest components of 1998 net postretirement benefit expense by $2 million.

SAVINGS INCENTIVE PLAN

Under the Savings Incentive Plan, eligible employees receive awards equal to 3% of their covered salary. Employees have the option of receiving their award in cash or deferring some or all of it in various investment funds. Citicorp grants an additional award equal to the amount elected to be deferred by the employee. Several investment options are available, including Citigroup common stock. Shares of Citigroup common stock delivered under the Savings Incentive Plan may be sourced from authorized but unissued shares, treasury shares, or purchased in the open market. The expense associated with the plan amounted to $110 million in 1998, $101 million in 1997, and $95 million in 1996.

RESTRICTED STOCK PLAN

Shares of restricted stock have been awarded to key executives contingent upon their continued employment over periods of up to 11 years. The value of the restricted shares at the date of grant is recorded as a reduction of surplus and amortized to expense over the restriction period. The expense associated with restricted stock awards was $31 million in 1998, $13 million in 1997, and $4 million in 1996.

STOCK OPTION PLANS

Citicorp participates in a stock option plan sponsored by Citigroup that provides for the granting of stock options in Citigroup common stock to officers and key employees, and prior to the merger maintained employee stock option and stock purchase plans which have been adjusted into Citigroup shares at the 2.5 share exchange ratio. Citicorp applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock-based compensation plans under which there is generally no charge to earnings for employee stock option awards (other than performance-based options).

Options granted in 1995 and 1996 by Citicorp prior to the merger with Travelers included five-year performance-based stock options granted to key Citicorp employees. Performance-based options granted in 1995 and 1996 were at prices ranging from equivalent Citigroup stock prices of $25.95 to $28.05, equal to Citicorp market prices on the respective dates of grant, and expire in 2000 and 2001. One-half vested in 1996 when Citicorp's stock price reached an equivalent Citigroup stock price of $40 per share, and the balance vested in 1997 when such price reached $46 per share.

During 1998, a group of key Citicorp employees was granted 6,340,000 performance-based stock options at an equivalent Citigroup strike price of $48.25. The performance-based options will vest when Citigroup's common stock price reaches $80 per share, provided that the price remains at or above $80 for ten of thirty consecutive trading days. The performance-based options expire in January 2003.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Vesting and expense related to performance-based options are summarized in the following table (all options are equivalent Citigroup options).


                                                                               1998             1997               1996
-----------------------------------------------------------------------------------------------------------------------------
Options Vested During the Year                                                   --        5,984,375 (1)      6,068,750(1)
Expense Recognized for All Grants (in millions)                                 $70              $72               $113
Options Unvested at Year-End                                              6,050,000 (2)           --          6,059,375 (1)
-----------------------------------------------------------------------------------------------------------------------------


(1)  Relates to 1995 and 1996 grants.
(2)  Relates to 1998 grants.
--------------------------------------------------------------------------------

The cost of performance-based options is measured as the difference between the exercise price and market price required for vesting, and this expense is recognized over the period to the estimated vesting dates and in full for options that have vested, by a charge to expense with an offsetting increase in common stockholder's equity. All of the expense related to vested grants has been recognized.

FASB rules permit an alternative method of accounting for stock option awards under which a compensation cost for all stock awards would be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost would be determined in a manner prescribed by the FASB using option pricing models, intended to estimate the fair value of the awards at the grant date. Under both methods, an offsetting increase to stockholder's equity is recorded equal to the amount of compensation expense charged.

The following table compares compensation expense recorded for stock option awards and net income as reported by Citicorp with corresponding pro forma amounts as if the alternative accounting permitted by the FASB had been used.


                                                    1998                        1997                      1996
                                         --------------------------------------------------------------------------------
IN MILLIONS OF DOLLARS                    AS REPORTED    PRO FORMA    As Reported    Pro Forma  As Reported   Pro Forma
-------------------------------------------------------------------------------------------------------------------------
Compensation expense related
  to stock option plans                      $   70         $  204       $   72         $  147      $  113       $   66
Net income                                    2,810          2,700        3,609          3,539       3,800        3,825
-------------------------------------------------------------------------------------------------------------------------


The weighted average fair value of regular options granted under option plans in 1998 after the Citigroup merger date was $11.40, and the weighted average fair value of regular options granted under Citicorp's option plans prior to the merger date (equivalent Citigroup options) during 1998, 1997, and 1996 was $12.88, $12.60, and $6.59, respectively. The weighted average fair value of the 1998 performance options was $9.62 per share, and the weighted average fair value of the 1997 stock purchase offering was $6.71 per share. The weighted average expected life of options granted after the Citigroup merger date was three years, and the weighted average expected life of options granted under Citicorp's option plan prior to the merger date was six years for regular options, five years for the 1998 performance options, and two years for the 1997 stock purchase offering. Additional valuation and related assumption information are presented in the table on the next page.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


WEIGHTED AVERAGES FOR
    OPTIONS GRANTED                         1998 POST-MERGER   1998 PRE-MERGER           1997                1996
-------------------------------------------------------------------------------------------------------------------------
VALUATION ASSUMPTIONS
Expected volatility                                38.8%              25.0%              25.0%               25.0%
Risk-free interest rate                            4.40%              5.82%              6.30%               5.58%
Expected annual dividend                           1.38%              2.35%              2.39%               3.27%
Expected annual forfeitures                         5.0%               5.0%               5.0%                5.0%
-------------------------------------------------------------------------------------------------------------------------


DEFERRED COMPENSATION PLAN

Under the Deferred Compensation Plan, adopted in 1995, participants must defer 25% of their variable compensation awards into mandatory deferral accounts whose return equals the return on Citigroup common stock. Beginning with the 1996 awards, select participants are allowed to defer from 10% to 85% of the remainder of their variable compensation awards into voluntary deferral accounts, which may be allocated among a variety of investments, including an account whose return equals the return on Citigroup common stock. The amounts credited to the mandatory deferral accounts generally are payable to the participant in cash five years after they are credited. However, participants may elect to postpone cash distribution of the amounts in the mandatory deferral account by having such amounts credited to a voluntary deferral account.

17.  DERIVATIVE AND FOREIGN EXCHANGE CONTRACTS


                                                                                                           BALANCE SHEET
                                                              NOTIONAL PRINCIPAL AMOUNTS             CREDIT EXPOSURE (1)
                                                          ---------------------------------------------------------------
IN BILLIONS OF DOLLARS AT YEAR-END                                  1998            1997            1998            1997
-------------------------------------------------------------------------------------------------------------------------
INTEREST RATE PRODUCTS
   Futures Contracts                                             $  150.1       $  139.1        $   --            $  --
   Forward Contracts                                                345.2          282.7           0.3               0.1
   Swap Agreements                                                  841.1          627.0          15.8               9.5
   Purchased Options                                                 95.8          105.7           2.0               1.2
   Written Options                                                  114.9          143.8            --               --
FOREIGN EXCHANGE PRODUCTS
   Futures Contracts                                                  1.9            0.9            --               --
   Forward Contracts                                              1,590.9        1,317.0          25.9              28.8
   Cross-Currency Swaps                                              78.4           58.9           3.8               3.3
   Purchased Options                                                174.8          163.3           4.6               3.7
   Written Options                                                  192.1          184.2            --                --
EQUITY PRODUCTS                                                      80.6           61.6           4.0               2.0
COMMODITY PRODUCTS                                                   10.9           14.7           0.8               0.8
CREDIT DERIVATIVE PRODUCTS                                           25.9            6.9           0.2               --
                                                                                         --------------------------------
                                                                                                  57.4              49.4
EFFECTS OF MASTER NETTING AGREEMENTS (2)                                                         (29.1)            (24.1)
EFFECTS OF SECURITIZATION (3)                                                                     (2.7)             (0.8)
                                                                                         --------------------------------
                                                                                                $ 25.6            $ 24.5
-------------------------------------------------------------------------------------------------------------------------


(1) There is no balance sheet credit exposure for futures contracts because they settle daily in cash, and none for written options because they represent obligations (rather than assets) of Citicorp.
(2) Master netting agreements mitigate credit risk by permitting the offset of amounts due from and to individual counterparties in the event of counterparty default.
(3) Citibank has securitized and sold net receivables, and the associated credit risk related to certain derivative and foreign exchange contracts via Citibank Capital Markets Assets Trust.
--------------------------------------------------------------------------------

Citicorp enters into derivative and foreign exchange futures, forwards, options, and swaps, which enable customers to transfer, modify, or reduce their interest rate, foreign exchange, and other market risks, and also trades these products for its own account. In addition, Citicorp uses derivatives and other instruments, primarily interest rate products, as an end-user in connection with its risk management activities. Derivatives are used to manage interest rate risk relating to specific groups of on-balance sheet assets and liabilities, including commercial and consumer loans, deposit liabilities,

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

long-term debt, and other interest-sensitive assets and liabilities, as well as credit card securitizations. In addition, foreign exchange contracts are used to hedge net capital exposures and foreign exchange transactions. Through the effective use of derivatives, Citicorp has been able to modify the volatility of its revenue from asset and liability positions. The preceding table presents the aggregate notional principal amounts of Citicorp's outstanding derivative and foreign exchange contracts at December 31, 1998 and 1997, along with the related balance sheet credit exposure. The table includes all contracts with third parties, including both trading and end-user positions.

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

Market risk on a derivative or foreign exchange product is the exposure created by potential fluctuations in interest rates, foreign exchange rates, and other values, and is a function of the type of product, the volume of transactions, the tenor and terms of the agreement, and the underlying volatility. Credit risk is the exposure to loss in the event of nonperformance by the other party to the transaction. The recognition in earnings of unrealized gains on these transactions is subject to management's assessment as to collectibility. Liquidity risk is the potential exposure that arises when the size of the derivative position may not be able to be rapidly adjusted in times of high volatility and financial stress at a reasonable cost.

Balance sheet credit exposure represents the current cost of replacing the contracts and is equal to the amount of Citicorp's unrealized gain. A substantial majority of the total balance sheet exposure was to counterparties considered by Citicorp to be investment grade and was under three years tenor. The balance sheet credit exposure of foreign currency derivative contracts for which the recognition of revaluation gains had been suspended amounted to $14 million and $59 million, respectively, at December 31,1998 and 1997. For the three years ended December 31, 1998 there were no material credit losses related to derivative and foreign exchange contracts. During 1998 and 1997, credit losses related to foreign currency derivative contracts totaled $154 million and $35 million, respectively. Recoveries in 1998 were $16 million.

END-USER DERIVATIVE INTEREST RATE AND FOREIGN EXCHANGE CONTRACTS


                                                 NOTIONAL
                                        PRINCIPAL AMOUNTS                             PERCENTAGE OF 1998 AMOUNT MATURING
                                     ------------------------------------------------------------------------------------
                                      DEC. 31,   Dec. 31,    Within       1 to      2 to       3 to      4 to      After
IN BILLIONS OF DOLLARS                    1998       1997    1 Year    2 Years   3 Years    4 Years   5 Years    5 Years
-------------------------------------------------------------------------------------------------------------------------
INTEREST RATE PRODUCTS
   Futures Contracts                    $  28.1   $  29.3       78%       16%         3%        2%         1%       --%
   Forward Contracts                        6.5       6.9      100        --         --        --         --        --
   Swap Agreements                         96.5     106.0       39        11         10         6         11        23
   Option Contracts                         9.7      20.1       47        21          8         5          3        16
FOREIGN EXCHANGE PRODUCTS
   Futures and Forward Contracts           62.1      62.4       95         3          1         1         --        --
   Cross-Currency Swaps                     4.6       3.4        5        15          9        19         38        14
-------------------------------------------------------------------------------------------------------------------------


CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

END-USER INTEREST RATE SWAPS AND NET PURCHASED OPTIONS AS OF DECEMBER 31, 1998


                                                                                         REMAINING CONTRACTS OUTSTANDING
                                                                                              NOTIONAL PRINCIPAL AMOUNTS
                                                          ---------------------------------------------------------------
IN BILLIONS OF DOLLARS AT YEAR-END                          1998       1999      2000       2001      2002       2003
-------------------------------------------------------------------------------------------------------------------------
RECEIVE FIXED SWAPS                                          $62.0     $49.4      $40.6     $31.9      $26.4     $16.6
   Weighted-Average Fixed Rate                                 6.4%      6.4%       6.4%      6.4%       6.4%      6.7%
PAY FIXED SWAPS                                               20.0       9.4        8.0       6.8        6.3       5.2
   Weighted-Average Fixed Rate                                 6.0%      6.3%       6.3%      6.4%       6.4%      6.4%
Basis Swaps                                                   14.5       0.4        0.3       0.2        0.2       0.2
PURCHASED CAPS (INCLUDING COLLARS)                             4.0       1.7        --        --         --        --
   Weighted-Average Cap Rate Purchased                         6.8%      7.0%        --%       --%        --%       --%
PURCHASED FLOORS                                               2.9       0.7        0.7       0.1        0.1       0.1
   Weighted-Average Floor Rate Purchased                       4.9%      5.1%       5.1%      5.8%       5.8%      5.8%
WRITTEN FLOORS RELATED TO PURCHASED CAPS (COLLARS)             0.3       0.3        --        --         --        --
   Weighted-Average Floor Rate Written                         6.5%      6.0%        --%       --%        --%       --%
WRITTEN CAPS RELATED TO OTHER PURCHASED CAPS (1)               2.5       2.4        2.4       2.2        1.7       1.4
   Weighted-Average Cap Rate Written                           9.8%      9.8%       9.8%      9.8%      10.6%     10.7%
-------------------------------------------------------------------------------------------------------------------------
THREE-MONTH FORWARD LIBOR RATES (2)                            5.1%      5.3%       5.3%      5.4%       5.5%      5.7%
-------------------------------------------------------------------------------------------------------------------------


(1) Includes written options related to purchased options embedded in other financial instruments.
(2) Represents the implied forward yield curve for three-month LIBOR as of December 31, 1998, provided for reference.
--------------------------------------------------------------------------------

The tables above provide data on the notional principal amounts and maturities of end-user (non-trading) derivatives, along with additional data on end-user interest rate swaps and net purchased option positions at year-end 1998 with three-month LIBOR forward rates included for reference. The tables are intended to provide an overview of these components of the end-user portfolio, but should be viewed only in the context of Citicorp's related assets and liabilities. Contract maturities are related to the underlying risk management strategy.

The majority of derivative positions used in Citicorp's asset and liability management activities are established via intercompany transactions with independently managed Citicorp dealer units, with the dealer acting as a conduit to the marketplace.

Citicorp's utilization of these instruments is modified from time to time in response to changing market conditions as well as changes in the characteristics and mix of the related assets and liabilities. In this connection, during 1998 interest rate futures, swaps and options with a notional principal amount of $18.6 billion were closed out which resulted in a net deferred gain of approximately $281 million. Total unamortized net deferred gains, including those from prior year close-outs, were approximately $217 million at December 31, 1998, which will be amortized into earnings over the remaining life of the original contracts (approximately 49% in 1999, 39% in 2000, and 12% in subsequent years), consistent with the risk management strategy.

18.  CONCENTRATIONS OF CREDIT RISK

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

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS


                                                                                                    1998            1997
                                                          ---------------------------------------------------------------
                                                                                               ESTIMATED       Estimated
                                                                                           FAIR VALUE IN   Fair Value In
                                                                                               EXCESS OF       Excess of
                                                                                             (LESS THAN)     (Less Than)
                                                                CARRYING      ESTIMATED         CARRYING        Carrying
IN BILLIONS OF DOLLARS  AT YEAR-END                                VALUE      FAIR VALUE           VALUE           Value
-------------------------------------------------------------------------------------------------------------------------
Assets                                                             $318.1         $325.0           $ 6.9           $ 6.2
Liabilities                                                         311.9          312.5            (0.6)            --
End-user derivative and foreign exchange contracts                    0.6            2.3             1.7             0.7
Credit card securitizations                                           --            (0.6)           (0.6)           (0.3)
                                                                                         --------------------------------
Subtotal                                                                                             7.4             6.6
Deposits with no fixed maturity (1)                                                                  2.8             3.3
                                                                                         --------------------------------
Total                                                                                              $10.2           $ 9.9
-------------------------------------------------------------------------------------------------------------------------


(1) Represents the estimated excess fair value related to the expected time period until runoff of existing deposits with no fixed maturity on the balance sheet at year-end, without assuming any regeneration of balances, based on the estimated difference between the cost of funds on these deposits and the cost of funds from alternative sources. The decrease during 1998 was primarily due to lower spreads between the cost of funds on the deposits and the cost of funds from alternative sources. Under applicable requirements, excess fair values of these deposits are excluded from amounts included under the Liabilities caption above and from the following table, in which the estimated fair value is shown as being equal to the carrying value.
--------------------------------------------------------------------------------

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

In the aggregate, estimated fair values exceeded the carrying values by approximately $10.2 billion at December 31, 1998 and $9.9 billion at December 31, 1997. Fair values vary from period to period based on changes in a wide range of factors, including interest rates, credit quality, and market perceptions of value, and as existing assets and liabilities run off and new items are entered into. The changes from the prior year are primarily due to a higher value of derivative contracts and loans due to a lower interest rate environment in the U.S. and certain markets outside the U.S., offset by a decline in the fair value of deposits, deposits with no fixed maturity, long-term debt and credit card securitizations as a result of the same interest rate environment.

Additional detail is provided in the following table. In accordance with applicable requirements, the disclosures exclude leases, affiliate investments, and pension and benefit obligations. Also in accordance with the applicable requirements the disclosures also exclude the effect of taxes, do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular instrument, as well as other expenses that would be incurred in a market transaction. In addition, the table excludes the values of nonfinancial assets and liabilities, as well as a wide range of franchise, relationship, and intangible values, which are integral to a full assessment of Citicorp's financial position and the value of its net assets.

The data represents management's best estimates based on a range of methodologies and assumptions. The carrying value of short-term financial instruments as well as receivables and payables arising in the ordinary course of business, approximates fair value because of the relatively short period of time between their origination and expected realization. Quoted market prices are used for most investments, for loans where available, and for both trading and end-user derivative and foreign exchange contracts, as well as for liabilities, such as long-term debt, with quoted prices. For performing loans where no quoted market prices are available, contractual cash flows are discounted at quoted secondary market rates or estimated market rates if available. Otherwise, sales of comparable loan portfolios or current market origination rates for loans with similar terms and risk characteristics are used. For loans with doubt as to collectibility, expected cash flows are discounted using an appropriate rate considering the time of collection and a premium for the uncertainty of the flows. The value of collateral is also considered. For liabilities such as long-term debt without quoted market prices, market borrowing rates of interest are used to discount contractual cash flows.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


                                                                                    1998                            1997
                                                          ---------------------------------------------------------------
                                                                               ESTIMATED                       Estimated
                                                                CARRYING            FAIR        Carrying            Fair
IN BILLIONS OF DOLLARS AT YEAR-END                                 VALUE           VALUE           Value           Value
-------------------------------------------------------------------------------------------------------------------------
ASSETS AND RELATED INSTRUMENTS
Securities                                                        $ 43.7         $ 43.7          $ 33.4          $ 33.4
Trading account assets                                              33.7           33.7            40.4            40.4
Loans (1)                                                          196.0          203.0           173.5           179.6
   Related derivatives                                               0.2            0.6             0.3             0.5
Other financial assets (2)                                          44.7           44.6            43.1            43.2
   Credit card securitizations                                       -             (0.6)            -              (0.3)
   Related derivatives                                               0.1            0.5             0.5             0.5
-------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND RELATED INSTRUMENTS
Deposits                                                           225.8          226.0           199.1           198.9
   Related derivatives                                              (0.3)          (0.6)           (0.4)           (0.7)
Trading account liabilities                                         30.2           30.2            31.0            31.0
Long-term debt                                                      20.6           21.2            19.8            20.2
   Related derivatives                                              (0.1)          (0.7)           (0.2)           (0.5)
Other financial liabilities (3)                                     35.3           35.1            30.9            30.7
   Related derivatives                                               0.1            0.1             -               0.1
-------------------------------------------------------------------------------------------------------------------------


(1) The carrying value of loans is net of the allowance for credit losses and also excludes $4.8 billion and $4.7 billion of lease finance receivables in 1998 and 1997, respectively.
(2) Includes cash and due from banks, deposits at interest with banks, federal funds sold and securities purchased under resale agreements, and customers' acceptance liability, for which the carrying value is a reasonable estimate of fair value, and the carrying value and estimated fair value of loans held for sale, interest and fees receivable, and financial instruments included in other assets on the balance sheet.
(3) Includes acceptances outstanding, for which the carrying value is a reasonable estimate of fair value, and the carrying value and estimated fair value of purchased funds and other borrowings, and financial instruments included in accrued taxes and other expense, and other liabilities on the balance sheet.
--------------------------------------------------------------------------------

The estimated fair values of loans reflect changes in credit status since the loans were made, changes in interest rates in the case of fixed-rate loans, and premium values at origination of certain loans. The estimated fair values of Citicorp's loans, in the aggregate, exceeded carrying values (reduced by the allowance for credit losses) by $7.0 billion at year-end 1998 compared with $6.1 billion at year-end 1997, an improvement of $0.9 billion. Within these totals, estimated fair values exceeded carrying values for consumer loans net of the allowance by $4.2 billion, an improvement of $1.1 billion from year-end 1997, and for commercial loans net of the allowance by $2.8 billion, which was a decline of $0.2 billion from year-end 1997.

The improvement in estimated fair values in excess of carrying values of consumer loans primarily reflects the acquisition of the UCS portfolio and lower interest rates in the U.S. and certain countries in the Asia Pacific region, slightly offset by a decline in the credit quality of loans in Latin America. The estimated fair values in excess of carrying values of commercial loans declined slightly from year-end 1997 due to a decline in the credit quality of loans in Latin America.

The estimated fair value of credit card securitizations was $0.6 billion less than their carrying value at December 31, 1998, which is $0.3 billion lower than December 31, 1997, when the carrying value also exceeded the estimated fair value by $0.3 billion. This decrease is due to the effects of a lower interest rate environment on the fixed-rate investor certificates.

The decline in the estimated fair value of interest-bearing deposits and long-term debt reflects lower market interest rates since the deposits were taken or the debt was issued.

For all derivative and foreign exchange contracts in the previous tables, the gross difference between the fair value and carrying amount as of December 31, 1998 and 1997 was $2.1 billion and $1.3 billion, respectively, for contracts whose

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fair value exceeds carrying value, and $0.4 billion and $0.6 billion at December 31, 1998 and 1997, respectively, for contracts whose carrying value exceeds fair value.

20.  PLEDGED ASSETS AND COMMITMENTS

PLEDGED ASSETS

At December 31, 1998, certain investment securities, trading account assets, and other assets with a carrying value of $20.6 billion were pledged as collateral for borrowings, to secure public and trust deposits, and for other purposes.

LOAN COMMITMENTS


IN BILLIONS OF DOLLARS AT YEAR-END                                                            1998            1997
-------------------------------------------------------------------------------------------------------------------------
Unused Commercial Commitments to Make or Purchase Loans,
  to Purchase Third-Party Receivables, and to Provide Note Issuance
  or Revolving Underwriting Facilities                                                       $130.5          $107.0
Unused Credit Card and Other Consumer Revolving Commitments                                   214.4           126.8
-------------------------------------------------------------------------------------------------------------------------


The increase during 1998 in unused credit card and other consumer revolving commitments resulted primarily from the acquisition of UCS.

The majority of unused commitments are contingent upon customers maintaining specific credit standards. Commercial commitments generally have floating interest rates and fixed expiration dates and may require payment of fees. Such fees (net of certain direct costs) are deferred and, upon exercise of the commitment, amortized over the life of the loan or, if exercise is deemed remote, amortized over the commitment period. The table does not include commercial letters of credit issued on behalf of customers and collateralized by the underlying shipment of goods which totaled $5.3 billion at December 31, 1998 and $5.8 billion at December 31, 1997.

LOANS SOLD WITH CREDIT ENHANCEMENTS


                                                         AMOUNTS
                                             --------------------------------
IN BILLIONS OF DOLLARS AT YEAR-END                1998            1997       FORM OF CREDIT ENHANCEMENT
-------------------------------------------------------------------------------------------------------------------------
Residential Mortgages and                                                               Recourse obligation $2.0 in 1998
  Other Loans Sold with Recourse (1)              $ 4.1           $ 8.1                                 and $4.7 in 1997
GNMA Sales/Servicing Agreements (2)                 1.0             1.0                    Secondary recourse obligation
Securitized Credit Card Receivables                44.1            26.8                 Net revenue over the life of the
                                                                                                             transaction
-------------------------------------------------------------------------------------------------------------------------


(1)  Residential mortgages represent 84% of amounts in 1998 and 92% in 1997.
(2) Government National Mortgage Association sales/servicing agreements covering securitized residential mortgages.
--------------------------------------------------------------------------------

Citicorp and its subsidiaries are obligated under various credit enhancements related to certain sales of loans or sales of participations in pools of loans, summarized above.

Net revenue on securitized credit card receivables is realized over the life of each sale transaction. The net revenue is based upon the sum of finance charges and fees received from cardholders and interchange revenue earned on cardholder transactions, less the sum of the yield paid to investors, credit losses, transaction costs, and a contractual servicing fee, which is also retained by certain Citicorp subsidiaries as servicers. As specified in certain of the sale agreements, the net revenue collected each month is deposited in an account, up to a predetermined maximum amount, and is available over the remaining term of that transaction to make payments of yield, fees, and transaction costs in the event that net cash flows from the receivables are not sufficient. When the account reaches the predetermined amount, net revenue is passed directly to the Citicorp subsidiary that sold the receivables. The amount contained in these accounts is included in other assets and was $30 million at December 31, 1998 and $20 million at December 31, 1997. Net revenue from securitized credit card receivables included in Other Revenue was $1.3 billion, $559 million, and $907 million for the years ended December 31, 1998, 1997, and 1996.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STANDBY LETTERS OF CREDIT

                                                          1998                                                1997
                                                          ---------------------------------------------------------------
                                                              EXPIRE         EXPIRE       TOTAL AMOUNT    Total Amount
IN BILLIONS OF DOLLARS AT YEAR-END                        WITHIN 1 YEAR   AFTER 1 YEAR     OUTSTANDING     Outstanding
-------------------------------------------------------------------------------------------------------------------------
FINANCIAL
   Insurance, Surety                                           $ 2.0          $ 4.7           $ 6.7           $ 7.4
   Options, Purchased Securities, and Escrow                     0.7            0.1             0.8             1.0
   Clean Payment                                                 1.9            0.4             2.3             1.5
   Backstop State, County, and Municipal Securities              0.3            0.2             0.5             0.7
   Other Debt Related                                            4.6            1.9             6.5             6.2
PERFORMANCE                                                      5.0            1.6             6.6             5.1
                                                          ---------------------------------------------------------------
TOTAL (1)                                                      $14.5           $8.9           $23.4           $21.9
-------------------------------------------------------------------------------------------------------------------------


(1)  Total is net of cash collateral of $2.1 billion in 1998 and $1.6 billion in 1997. Collateral other than cash covered 20% of the total in 1998 and 21% in 1997.
--------------------------------------------------------------------------------

Standby letters of credit, summarized above, are used in various transactions to enhance the credit standing of Citibank customers. They represent irrevocable assurances that Citibank will make payment in the event that the customer fails to fulfill its obligations to third parties. Financial standby letters of credit are obligations to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument, such as assuring payments by a foreign reinsurer to a U.S. insurer, to act as a substitute for an escrow account, to provide a payment mechanism for a customer's third-party obligations, and to assure payment of specified financial obligations of a customer. Performance standby letters of credit are obligations to pay a third-party beneficiary when a customer fails to perform a nonfinancial contractual obligation, such as to ensure contract performance or irrevocably assure payment by the customer under supply, service and maintenance contracts or construction projects. Fees are recognized ratably over the term of the standby letter of credit. The table does not include securities lending indemnifications issued to customers, which are fully collateralized and totaled $11.1 billion at December 31, 1998 and $9.8 billion at December 31, 1997.

LEASE COMMITMENTS

Citicorp and its subsidiaries are obligated under a number of non-cancelable leases for premises and equipment. Minimum rental commitments on non-cancelable leases were in the aggregate $2.6 billion, and for each of the five years subsequent to December 31, 1998, were $418 million (1999), $351 million (2000), $319 million (2001), $263 million (2002), and $238 million (2003). The minimum rental commitments do not include minimum sublease rentals under non-cancelable subleases of $74 million. Most of the leases have renewal or purchase options and escalation clauses. Rental expense was $656 million in 1998, excluding $56 million of sublease rental income, $605 million in 1997, excluding $68 million of sublease rental income, and $585 million in 1996, excluding $79 million of sublease rental income.

21.  CONTINGENCIES
In the ordinary course of business, Citicorp and its subsidiaries are defendants or co-defendants in various litigation matters. Although there can be no assurances, the Company believes, based on information currently available, that the ultimate resolutions of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.

22. STOCKHOLDER'S EQUITY OF CITIBANK, N.A.

CHANGES IN STOCKHOLDER'S EQUITY


IN MILLIONS OF DOLLARS                                                        1998            1997            1996
-------------------------------------------------------------------------------------------------------------------------
BALANCE AT BEGINNING OF YEAR                                                $16,998         $16,110         $14,766
Net Income                                                                    1,700           2,652           2,755
Dividends                                                                      (500)         (1,750)         (2,300)
Contributions from Parent                                                     1,744              50              57
Change in Net Unrealized Gains on Securities Available for Sale                (458)           (243)            533
Foreign Currency Translation                                                     40            (112)            (31)
Other                                                                           208             291             330
                                                                         ------------------------------------------------
BALANCE AT END OF YEAR                                                      $19,732         $16,998         $16,110
-------------------------------------------------------------------------------------------------------------------------


CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Citibank's net income for 1998 of $1.7 billion includes an after tax restructuring charge of $504 million ($802 million pretax) related to exit costs associated with business improvement and integration initiatives to be implemented over a 12 to 18 month period. 1997 net income of $2.7 billion includes an after-tax restructuring charge of $379 million ($585 million pretax) related to cost management programs and customer service initiatives to improve operational efficiency and productivity. See Note 12 for further discussions.

Authorized capital stock of Citibank was 40 million shares at December 31, 1998, 1997, and 1996.

23.  CITICORP (PARENT COMPANY ONLY)

The Parent Company is a legal entity separate and distinct from Citibank, N.A. and its other subsidiaries and affiliates. There are various legal limitations on the extent to which Citicorp's banking subsidiaries may extend credit, pay dividends or otherwise supply funds to Citicorp. The approval of the Office of the Comptroller of the Currency is required if total dividends declared by a national bank in any calendar year exceed net profits (as defined) for that year combined with its retained net profits for the preceding two years. In addition, dividends for such a bank may not be paid in excess of the bank's undivided profits. State-chartered bank subsidiaries are subject to dividend limitations imposed by applicable state law. Citicorp's national and state-chartered bank subsidiaries can declare dividends to their respective parent companies in 1999, without regulatory approval, of approximately $3.0 billion, adjusted by the effect of their net income (loss) for 1999 up to the date of any such dividend declaration. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that its bank subsidiaries can distribute dividends to Citicorp of approximately $2.5 billion of the available $3.0 billion, adjusted by the effect of their net income (loss) up to the date of any such dividend declaration.

Citicorp also receives dividends from its nonbank subsidiaries. These nonbank subsidiaries are generally not subject to regulatory restrictions on their payment of dividends except that the approval of the Office of Thrift Supervision (OTS) may be required if total dividends declared by a savings association in any calendar year exceed amounts specified by that agency's regulations.

CONDENSED STATEMENTS OF INCOME


IN MILLIONS OF DOLLARS                                                              1998            1997            1996
-------------------------------------------------------------------------------------------------------------------------
REVENUE
Dividends from Subsidiary Banks and Bank Holding Companies                        $1,475          $2,400          $3,350
Dividends from Other Subsidiaries                                                    320              19             149
Interest from Subsidiaries                                                           871             784             789
Other Revenue (1)                                                                    116              92              67
                                                                         ------------------------------------------------
                                                                                   2,782           3,295           4,355
                                                                         ------------------------------------------------
EXPENSE
Interest on Other Borrowed Funds                                                     108             119             101
Interest and Fees Paid to Subsidiaries                                               245             210             126
Interest on Long-Term Debt                                                           901             844             890
Other Expense                                                                         52              12              22
                                                                         ------------------------------------------------
                                                                                   1,306           1,185           1,139
                                                                         ------------------------------------------------
INCOME BEFORE TAXES AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES             1,476           2,110           3,216
Income Tax Benefit  --  Current                                                       69              77              88
Equity in Undistributed Income of Subsidiaries                                     1,265           1,422             496
                                                                         ------------------------------------------------
NET INCOME                                                                        $2,810          $3,609          $3,800
-------------------------------------------------------------------------------------------------------------------------


(1) Includes net securities gains of $95 million in 1998, $56 million in 1997, and $13 million in 1996.
--------------------------------------------------------------------------------

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS


                                                                                        DECEMBER 31,   December 31,
IN MILLIONS OF DOLLARS                                                                      1998           1997
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Deposits with Subsidiary Banks, Principally Interest-Bearing                             $ 1,466          $ 2,631
Securities  --  Available for Sale                                                           857            1,319
Investments in and Advances to:
   Subsidiary Banks and Bank Holding Companies                                            30,898           27,113
   Other Subsidiaries                                                                      5,349            8,428
Other Assets                                                                               2,079              609
                                                                                      -----------------------------------
TOTAL                                                                                    $40,649          $40,100
-------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDER'S EQUITY
Purchased Funds and Other Borrowings                                                     $   221          $ 2,091
Advance from Subsidiaries                                                                     94               81
Other Liabilities                                                                          1,283            1,530
Long-Term Debt                                                                            15,477           14,599
Junior Subordinated Debentures Held by Trusts                                              1,005              773
Stockholder's Equity                                                                      22,569           21,026
                                                                                      -----------------------------------
TOTAL                                                                                    $40,649          $40,100
-------------------------------------------------------------------------------------------------------------------------


CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF CASH FLOWS


 IN MILLIONS OF DOLLARS                                                       1998            1997            1996
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                 $  2,810        $  3,609        $  3,800
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
   Equity in Undistributed Income of Subsidiaries                            (1,265)         (1,422)           (496)
   Other, Net                                                                   146            (213)             29
                                                                         ------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     1,691           1,974           3,333
                                                                         ------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Securities:
   Purchases                                                                   (883)         (2,802)         (3,216)
   Sales                                                                        916           1,869           1,581
   Maturities                                                                   500           1,525           1,175
Subsidiaries:
   Investments and Advances                                                 (37,144)        (39,841)        (32,871)
   Repayment of Advances                                                     37,681          37,870          33,780
Net Increase in Loans                                                        (1,500)             --              --
                                                                         ------------------------------------------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                            (430)         (1,379)            449
                                                                         ------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Purchased Funds and Other Borrowings:
   Proceeds                                                                   6,670           5,820           5,483
   Repayments                                                                (8,540)         (4,697)         (5,980)
Advances from Subsidiaries:
   Proceeds                                                                      59             111              98
   Repayments                                                                   (52)           (231)             (2)
Long-Term Debt:
   Proceeds                                                                   2,219           4,163           2,470
   Repayments                                                                (1,443)         (2,690)         (2,839)
Proceeds from Issuance of Junior Subordinated
  Debentures Held by Trusts                                                     232             464             309
Preferred Stock Redemptions                                                  (1,040)           (175)             --
Common Stock Issuance Proceeds                                                  243             434             537
Treasury Stock Repurchases                                                     (483)         (2,259)         (3,069)
Capital Contribution from Parent Company                                        577              --              --
Dividends Paid                                                                 (868)         (1,105)         (1,012)
                                                                         ------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                        (2,426)           (165)         (4,005)
                                                                         ------------------------------------------------
Net (Decrease) Increase in Deposits with Subsidiary Banks                    (1,165)            430            (223)
Deposits with Subsidiary Banks at Beginning of Year                           2,631           2,201           2,424
                                                                         ------------------------------------------------
Deposits With Subsidiary Banks at End of Year                              $  1,466        $  2,631        $  2,201
-------------------------------------------------------------------------------------------------------------------------
Cash Paid During the Year for:
   Interest                                                                $    951        $    912        $    929
   Income Taxes                                                                 837           1,367             794
-------------------------------------------------------------------------------------------------------------------------


24.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


IN MILLIONS OF DOLLARS                                                    1998                                      1997
-------------------------------------------------------------------------------------------------------------------------
                                          4TH       3RD        2ND       1ST        4th       3rd        2nd       1st
                                     ------------------------------------------------------------------------------------
Net Interest Revenue                 $  3,269  $  3,098   $  2,995  $  2,839   $  2,859  $  2,876   $  2,863  $  2,804
Fees, Commissions, and Other
  Revenue                               2,680     2,396      3,207     2,766      2,709     2,665      2,448     2,392
                                     ------------------------------------------------------------------------------------
TOTAL REVENUE                           5,949     5,494      6,202     5,605      5,568     5,541      5,311     5,196
Provision for Credit Losses               574       736        564       507        486       486        512       423
Operating Expense (1)                   5,230     3,903      3,878     3,389      3,403     4,223      3,168     3,164
                                     ------------------------------------------------------------------------------------
INCOME BEFORE TAXES                       145       855      1,760     1,709      1,679       832      1,631     1,609
Income Taxes                               35       323        660       641        616       311        604       611
                                     ------------------------------------------------------------------------------------
NET INCOME                           $    110  $    532   $  1,100  $  1,068   $  1,063  $    521   $  1,027  $    998
-------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                         $343,620  $343,340   $330,751  $330,414   $310,897  $300,381   $304,293  $290,354
-------------------------------------------------------------------------------------------------------------------------


(1) Includes net restructuring charges (and in 1998 merger-related costs) of $1,009 million pretax ($648 million after-tax) and $880 million pretax ($550 million after-tax) in the 1998 fourth quarter and 1997 third quarter, respectively. In the fourth quarter of 1998, $38 million pretax ($24 million after-tax) of the 1997 reserve was released.
--------------------------------------------------------------------------------


FINANCIAL DATA SUPPLEMENT                                                                  Citicorp and Subsidiaries
AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS (1) (2)

                                         AVERAGE VOLUME          INTEREST REVENUE/EXPENSE          % AVERAGE RATE
                                  ---------------------------------------------------------------------------------------
IN MILLIONS OF DOLLARS              1998      1997     1996      1998      1997     1996      1998        1997     1996
-------------------------------------------------------------------------------------------------------------------------
LOANS (NET OF UNEARNED INCOME)(3)
Consumer Loans
   In U.S. Offices                $ 59,099  $ 56,260 $ 54,409  $  6,101  $  5,846 $  5,774    10.32       10.39    10.61
   In Offices Outside the U.S.(4)   51,664    51,274   51,282     6,385     6,308    6,489    12.36       12.30    12.65
                                  ----------------------------------------------------------
     Total Consumer Loans          110,763   107,534  105,691    12,486    12,154   12,263    11.27       11.30    11.60
                                  ----------------------------------------------------------
Commercial Loans
   In U.S. Offices
     Commercial and Industrial      11,340    10,171    8,697       915       876      807     8.07        8.61     9.28
     Mortgage and Real Estate        2,745     2,674    4,256       231       285      330     8.42       10.66     7.75
     Loans to Financial
       Institutions                    324       499      481        27        40       36     8.33        8.02     7.48
     Lease Financing                 2,958     3,048    3,219       189       205      211     6.39        6.73     6.55
   In Offices Outside the U.S.(4)   64,639    50,791   43,387     6,982     5,411    4,867    10.80       10.65    11.22
                                  ----------------------------------------------------------
     Total Commercial Loans         82,006    67,183   60,040     8,344     6,817    6,251    10.17       10.15    10.41
                                  ----------------------------------------------------------
     Total Loans                   192,769   174,717  165,731    20,830    18,971   18,514    10.81       10.86    11.17
                                  ----------------------------------------------------------
FEDERAL FUNDS SOLD AND RESALE
AGREEMENTS
   In U.S. Offices                   6,929     6,973    8,774       284       354      460     4.10        5.08     5.24
   In Offices Outside the U.S.(4)    5,415     5,633    3,730       454       518      442     8.38        9.20    11.85
                                  ----------------------------------------------------------
     Total                          12,344    12,606   12,504       738       872      902     5.98        6.92     7.21
                                  ----------------------------------------------------------
SECURITIES, AT FAIR VALUE
   In U.S. Offices
     Taxable                         9,940     8,808    7,276       390       412      351     3.92        4.68     4.82
     Exempt from U.S. Income Tax     2,959     2,619    1,708       189       170      110     6.39        6.49     6.44
   In Offices Outside the U.S.(4)   24,628    20,729   15,189     2,442     1,661    1,342     9.92        8.01     8.84
                                  ----------------------------------------------------------
     Total                          37,527    32,156   24,173     3,021     2,243    1,803     8.05        6.98     7.46
                                  ----------------------------------------------------------
TRADING ACCOUNT ASSETS (5)
   In U.S. Offices                   4,801     4,901    5,662       298       289      333     6.21        5.90     5.88
   In Offices Outside the U.S.(4)    9,850     9,928   11,413       764       725      979     7.76        7.30     8.58
                                  ----------------------------------------------------------
     Total                          14,651    14,829   17,075     1,062     1,014    1,312     7.25        6.84     7.68
                                  ----------------------------------------------------------
LOANS HELD FOR SALE, IN U.S.
OFFICES                              4,507     3,571       --       533       440       --    11.83       12.32      --
DEPOSITS AT INTEREST WITH BANKS(4)  15,067    14,003   12,559     1,070       995      858     7.10        7.11     6.83
                                  ----------------------------------------------------------
Total Interest-Earning Assets      276,865   251,882  232,042   $27,254   $24,535  $23,389     9.84        9.74    10.08
                                                               ----------------------------------------------------------
Non-Interest-Earning Assets (5)     52,471    42,915   38,112
                                  -----------------------------
TOTAL ASSETS                      $329,336  $294,797 $270,154
-------------------------------------------------------------------------------------------------------------------------
DEPOSITS
   In U.S. Offices
     Savings Deposits (6)         $ 31,160  $ 27,149 $ 25,927  $    918  $    811  $   756     2.95        2.99     2.92

     Other Time Deposits            10,864    12,302   12,556       491       610      782     4.52        4.96     6.23
   In Offices Outside the U.S.(4)  147,340   128,546  116,565    10,094     8,192    7,436     6.85        6.37     6.38
                                  ----------------------------------------------------------
     Total                         189,364   167,997  155,048    11,503     9,613    8,974     6.07        5.72     5.79
                                  ----------------------------------------------------------
TRADING ACCOUNT LIABILITIES (5)
   In U.S. Offices                   3,129     2,457    2,463       157       135      142     5.02        5.49     5.77
   In Offices Outside the U.S.(4)    2,076     2,576    2,089       112       175      171     5.39        6.79     8.19
                                  ----------------------------------------------------------
     Total                           5,205     5,033    4,552       269       310      313     5.17        6.16     6.88
                                  ----------------------------------------------------------
PURCHASED FUNDS AND OTHER
   BORROWINGS
   In U.S. Offices                  12,693    14,111   14,286       636       841      888     5.01        5.96     6.22
   In Offices Outside the U.S.(4)    9,507     8,030    6,271     1,282       973      887    13.48       12.12    14.14
                                  ----------------------------------------------------------
     Total                          22,200    22,141   20,557     1,918     1,814    1,775     8.64        8.19     8.63
                                  ----------------------------------------------------------
LONG-TERM DEBT
   In U.S. Offices                  16,375    15,242   14,661       958       932      921     5.85        6.11     6.28
   In Offices Outside the U.S.(4)    3,433     4,448    4,356       340       412      426     9.90        9.26     9.78
                                  ----------------------------------------------------------
     Total                          19,808    19,690   19,017     1,298     1,344    1,347     6.55        6.83     7.08
                                  ----------------------------------------------------------
Total Interest-Bearing
Liabilities                        236,577   214,861  199,174   $14,988   $13,081  $12,409     6.34        6.09     6.23
                                                               ----------------------------------------------------------
Demand Deposits in U.S. Offices     10,747    11,166   12,368
Other Non-Interest-Bearing
  Liabilities (5)                   60,730    47,955   38,818
Total Stockholder's Equity          21,282    20,815   19,794
                                  -----------------------------
TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY            $329,336  $294,797 $270,154
-------------------------------------------------------------------------------------------------------------------------
NET INTEREST REVENUE AS A PERCENTAGE OF AVERAGE INTEREST-EARNING ASSETS
In U.S. Offices (7)               $106,143  $ 99,500 $ 94,544  $  5,211  $  4,968  $ 4,517     4.91        4.99     4.78

In Offices Outside the U.S. (7)    170,722   152,382  137,498     7,055     6,486    6,463     4.13        4.26     4.70
                                  ----------------------------------------------------------
TOTAL                             $276,865  $251,882 $232,042   $12,266   $11,454  $10,980     4.43        4.55     4.73
-------------------------------------------------------------------------------------------------------------------------


(1) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.
(2) Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 17 of Notes to Consolidated Financial Statements.
(3)  Includes cash-basis loans.
(4) Average rates reflect prevailing local interest rates including inflationary effects and monetary correction in certain countries.
(5) The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest earning assets and other non-interest bearing liabilities.
(6) Savings deposits consist of Insured Money Market Rate accounts, NOW accounts, and other savings deposits.
(7)  Includes allocations for capital and funding costs based on the location of the asset.
--------------------------------------------------------------------------------

ANALYSIS OF CHANGES IN NET INTEREST REVENUE


                                                   1998 VS. 1997                              1997 vs. 1996
 -------------------------------------------------------------------------------------------------------------------------
                                         INCREASE (DECREASE)                        Increase (Decrease)
                                          DUE TO CHANGE IN:                          Due to Change In:
                                     -----------------------------              ----------------------------
 IN MILLIONS OF DOLLARS ON A            AVERAGE        AVERAGE         NET         Average       Average         Net
   TAXABLE EQUIVALENT BASIS  (1)         VOLUME         RATE       CHANGE (2)      Volume         Rate       Change (2)
 -------------------------------------------------------------------------------------------------------------------------
 LOANS  --  CONSUMER
 In U.S. Offices                        $   293        $   (38)      $   255       $   194        $ (122)     $     72
 In Offices Outside the U.S. (3)             48             29            77            (1)         (180)         (181)
                                     -------------------------------------------------------------------------------------
    TOTAL                                   341             (9)          332           193          (302)         (109)
                                     -------------------------------------------------------------------------------------
 LOANS  --  COMMERCIAL
 In U.S. Offices                             81           (125)          (44)          (22)           44            22
 In Offices Outside the U.S. (3)          1,495             76         1,571           798          (254)          544
                                     -------------------------------------------------------------------------------------
    TOTAL                                 1,576            (49)        1,527           776          (210)          566
                                     -------------------------------------------------------------------------------------
    TOTAL LOANS                           1,917            (58)        1,859           969          (512)          457
                                     -------------------------------------------------------------------------------------
 FEDERAL FUNDS SOLD
   AND RESALE AGREEMENTS
 In U.S. Offices                             (2)           (68)          (70)          (91)          (15)         (106)
 In Offices Outside the U.S. (3)            (20)           (44)          (64)          190          (114)           76
                                     -------------------------------------------------------------------------------------
    TOTAL                                   (22)          (112)         (134)           99          (129)          (30)
                                     -------------------------------------------------------------------------------------
 SECURITIES, AT FAIR VALUE
 In U.S. Offices                             70            (73)           (3)          124            (3)          121
 In Offices Outside the U.S. (3)            346            435           781           453          (134)          319
                                     -------------------------------------------------------------------------------------
    TOTAL                                   416            362           778           577          (137)          440
                                     -------------------------------------------------------------------------------------
 TRADING ACCOUNT ASSETS
 In U.S. Offices                             (6)            15             9           (45)            1           (44)
 In Offices Outside the U.S. (3)             (6)            45            39          (118)         (136)         (254)
                                     -------------------------------------------------------------------------------------
    TOTAL                                   (12)            60            48          (163)         (135)         (298)
                                     -------------------------------------------------------------------------------------
 LOANS HELD FOR SALE,
   In U.S. Offices                          111            (18)           93           440            --           440
 DEPOSITS AT INTEREST WITH BANKS (3)         76             (1)           75           102            35           137
                                     -------------------------------------------------------------------------------------
 TOTAL INTEREST REVENUE                   2,486            233         2,719         2,024          (878)        1,146
 -------------------------------------------------------------------------------------------------------------------------
 DEPOSITS
 In U.S. Offices                             90           (102)          (12)           38          (155)         (117)
 In Offices Outside the U.S. (3)          1,257            645         1,902           763            (7)          756
                                     -------------------------------------------------------------------------------------
    TOTAL                                 1,347            543         1,890           801          (162)          639
                                     -------------------------------------------------------------------------------------
 TRADING ACCOUNT LIABILITIES
 In U.S. Offices                             35            (13)           22            --            (7)           (7)
 In Offices Outside the U.S. (3)            (31)           (32)          (63)           36           (32)            4
                                     -------------------------------------------------------------------------------------
    TOTAL                                     4            (45)          (41)           36           (39)           (3)
                                     -------------------------------------------------------------------------------------
 PURCHASED FUNDS AND
   OTHER BORROWINGS
 In U.S. Offices                            (80)          (125)         (205)          (11)          (36)          (47)
 In Offices Outside the U.S. (3)            192            117           309           225          (139)           86
                                     -------------------------------------------------------------------------------------
    TOTAL                                   112             (8)          104           214          (175)           39
                                     -------------------------------------------------------------------------------------
 LONG-TERM DEBT
 In U.S. Offices                             67            (41)           26            36           (25)           11
 In Offices Outside the U.S. (3)            (99)            27           (72)            9           (23)          (14)
                                     -------------------------------------------------------------------------------------
    TOTAL                                   (32)           (14)          (46)           45           (48)           (3)
                                     -------------------------------------------------------------------------------------
 TOTAL INTEREST EXPENSE                   1,431            476         1,907         1,096          (424)          672
 ------------------------------------------------------------------------------------- -----------------------------------
 NET INTEREST REVENUE                    $1,055          $(243)      $   812       $   928         $(454)      $   474
 -------------------------------------------------------------------------------------------------------------------------


(1) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.
(2) Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change."
(3) Changes in average rates reflect changes in prevailing local interest rates including inflationary effects and monetary correction in certain countries.
--------------------------------------------------------------------------------

LOANS OUTSTANDING


IN MILLIONS OF DOLLARS AT YEAR-END             1998            1997           1996            1995            1994
-------------------------------------------------------------------------------------------------------------------------
CONSUMER LOANS
In U.S. Offices
   Mortgage and Real Estate                $  23,177       $  22,599      $  23,421       $  22,604       $  21,089
   Installment, Revolving Credit,
     and Other                                40,435          36,140         36,574          32,683          29,607
   Lease Financing                                --              --             --              --              32
                                          -------------------------------------------------------------------------------
                                              63,612          58,739         59,995          55,287          50,728
                                          -------------------------------------------------------------------------------
In Offices Outside the U.S.
   Mortgage and Real Estate                   19,456          17,685         18,379          18,240          16,830
   Installment, Revolving Credit, and
     Other                                    36,048          32,179         33,905          32,521          29,303
   Lease Financing                               484             544            754             765             732
                                          -------------------------------------------------------------------------------
                                              55,988          50,408         53,038          51,526          46,865
                                          -------------------------------------------------------------------------------
                                             119,600         109,147        113,033         106,813          97,593
Unearned Income                                 (630)           (688)          (897)           (916)           (909)
                                          -------------------------------------------------------------------------------
CONSUMER LOANS  --  NET                      118,970         108,459        112,136         105,897          96,684
-------------------------------------------------------------------------------------------------------------------------
COMMERCIAL LOANS
In U.S. Offices
   Commercial and Industrial                  13,779          10,841          8,458           9,255          10,152
   Mortgage and Real Estate                    2,165           2,398          2,977           4,681           5,616
   Loans to Financial Institutions               173             371          1,035             365             297
   Lease Financing                             2,951           3,087          3,017           3,239           3,271
                                          -------------------------------------------------------------------------------
                                              19,068          16,697         15,487          17,540          19,336
                                          -------------------------------------------------------------------------------
In Offices Outside the U.S.
   Commercial and Industrial                  55,828          47,417         36,901          32,966          27,120
   Mortgage and Real Estate                    1,792           1,651          1,815           1,901           1,995
   Loans to Financial Institutions             8,008           6,480          4,837           4,229           3,263
   Governments and Official Institutions       2,132           2,376          2,252           2,180           3,265
   Lease Financing                             1,386           1,092          1,294           1,098             934
                                          -------------------------------------------------------------------------------
                                              69,146          59,016         47,099          42,374          36,577
                                          -------------------------------------------------------------------------------
                                              88,214          75,713         62,586          59,914          55,913
Unearned Income                                 (190)           (159)          (110)           (169)           (177)
                                          -------------------------------------------------------------------------------
COMMERCIAL LOANS  --  NET                     88,024          75,554         62,476          59,745          55,736
-------------------------------------------------------------------------------------------------------------------------
TOTAL LOANS  --  NET OF UNEARNED INCOME      206,994         184,013        174,612         165,642         152,420
Allowance for Credit Losses                   (6,224)         (5,816)        (5,503)         (5,368)         (5,155)
                                          -------------------------------------------------------------------------------
TOTAL LOANS--NET OF UNEARNED INCOME
   AND ALLOWANCE FOR CREDIT LOSSES          $200,770        $178,197       $169,109        $160,274        $147,265
-------------------------------------------------------------------------------------------------------------------------


LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

MATURITIES OF THE GROSS COMMERCIAL LOAN PORTFOLIO


                                                                          OVER 1 BUT
                                                               DUE         WITHIN 5          OVER
IN MILLIONS OF DOLLARS AT YEAR-END                        WITHIN 1 YEAR      YEARS          5 YEARS          TOTAL
-------------------------------------------------------------------------------------------------------------------------
In U.S. Offices
   Commercial and Industrial Loans                           $ 5,338        $ 6,047          $2,394         $13,779
   Mortgage and Real Estate                                      451            837             877           2,165
   Loans to Financial Institutions                                67             87              19             173
   Lease Financing                                             1,300            836             815           2,951
In Offices Outside the U.S.                                   51,701         13,486           3,959          69,146
                                                          ---------------------------------------------------------------
TOTAL                                                        $58,857        $21,293          $8,064         $88,214
-------------------------------------------------------------------------------------------------------------------------
Sensitivity of Loans Due After One Year
  to Changes in Interest Rates (1)
   Loans at Predetermined Interest Rates                                    $ 4,982          $2,709
   Loans at Floating or Adjustable Interest Rates                            16,311           5,355
                                                                         --------------------------------
TOTAL                                                                       $21,293          $8,064
-------------------------------------------------------------------------------------------------------------------------


(1) Based on contractual terms. Repricing characteristics may effectively be modified from time to time using derivative contracts. See Note 17 of Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS (1)


IN MILLIONS OF DOLLARS AT YEAR-END             1998            1997           1996            1995            1994
-------------------------------------------------------------------------------------------------------------------------
COMMERCIAL CASH-BASIS LOANS
Collateral Dependent (at Lower of Cost
  or Collateral Value) (2)                   $  142          $  258         $  263          $  779          $1,347
Other (3)                                     1,201             806            642             755             770
                                          -------------------------------------------------------------------------------
TOTAL                                        $1,343          $1,064         $  905          $1,534          $2,117
-------------------------------------------------------------------------------------------------------------------------
COMMERCIAL CASH-BASIS LOANS
In U.S. Offices                              $  211          $  296         $  292          $  925          $1,547
In Offices Outside the U.S. (3)               1,132             768            613             609             570
                                          -------------------------------------------------------------------------------
TOTAL                                        $1,343          $1,064         $  905          $1,534          $2,117
-------------------------------------------------------------------------------------------------------------------------
COMMERCIAL RENEGOTIATED LOANS
In U.S. Offices                              $    -          $   20         $  264          $  309          $  563
In Offices Outside the U.S.                      45              39             57             112             155
                                          -------------------------------------------------------------------------------
TOTAL                                        $   45          $   59         $  321          $  421          $  718
-------------------------------------------------------------------------------------------------------------------------
CONSUMER LOANS ON WHICH
  ACCRUAL OF INTEREST HAD BEEN SUSPENDED
In U.S. Offices (4)                          $  636          $  856         $1,116          $1,413          $1,538
In Offices Outside the U.S.                   1,458             993          1,071           1,247           1,066
                                          -------------------------------------------------------------------------------
TOTAL                                        $2,094          $1,849         $2,187          $2,660          $2,604
-------------------------------------------------------------------------------------------------------------------------
ACCRUING LOANS 90 OR MORE
  DAYS DELINQUENT (5)
In U.S. Offices (4)                          $  562          $  606         $  696          $  499          $  415
In Offices Outside the U.S.                     532             467            422             498             460
                                          -------------------------------------------------------------------------------
TOTAL                                        $1,094          $1,073         $1,118          $  997          $  875
-------------------------------------------------------------------------------------------------------------------------


(1) For a discussion of risks in the consumer loan portfolio, see page 19, and of commercial cash-basis loans, see page 23.
(2) A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.
(3) Includes foreign currency derivative contracts with a balance sheet credit exposure of $14 million and $59 million at December 31, 1998 and 1997, respectively, for which the recognition of revaluation gains has been suspended.
(4) Excludes $10 million and $11 million of consumer loans on which accrual of interest had been suspended and $30 million and $27 million of accruing loans 90 or more days delinquent related to loans held for sale at
     December 31, 1998 and 1997, respectively.
(5) Includes consumer loans of $1.1 billion, $1.0 billion, $1.0 billion, $951 million, and $828 million at December 31, 1998, 1997, 1996, 1995, and 1994, respectively, of which $267 million, $240 million, $239 million, $208 million, and $150 million, respectively, are government-guaranteed student loans.
--------------------------------------------------------------------------------

OTHER REAL ESTATE OWNED AND ASSETS PENDING DISPOSITION


IN MILLIONS OF DOLLARS AT YEAR-END             1998            1997           1996            1995            1994
-------------------------------------------------------------------------------------------------------------------------
Consumer (1)                                   $230            $263         $  452          $  529          $  569
Commercial (1)                                  262             461            614             625             958
                                          -------------------------------------------------------------------------------
TOTAL                                          $492            $724         $1,066          $1,154          $1,527
-------------------------------------------------------------------------------------------------------------------------
ASSETS PENDING DISPOSITION (2)                 $100            $ 96         $  160          $  205          $  195
-------------------------------------------------------------------------------------------------------------------------


(1) Represents repossessed real estate, carried at lower of cost or collateral value.
(2) Represents consumer residential mortgage loans that have a high probability of foreclosure, carried at lower of cost or collateral value.
--------------------------------------------------------------------------------

FOREGONE INTEREST REVENUE ON LOANS (1)


                                                                                   IN U.S.    IN NON-U.S.           1998
IN MILLIONS OF DOLLARS                                                             OFFICES        OFFICES          TOTAL
-------------------------------------------------------------------------------------------------------------------------
Interest Revenue that would have been Accrued at Original Contractual Rates (2)       $100           $353           $453
Amount Recognized as Interest Revenue (2)                                               70             78            148
                                                                                 ----------------------------------------
FOREGONE INTEREST REVENUE                                                             $ 30           $275           $305
-------------------------------------------------------------------------------------------------------------------------


(1) Relates to commercial cash-basis and renegotiated loans and consumer loans on which accrual of interest had been suspended.
(2) Interest revenue in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain countries.
--------------------------------------------------------------------------------

DETAILS OF CREDIT LOSS EXPERIENCE


IN MILLIONS OF DOLLARS                         1998            1997           1996            1995            1994
-------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES
  AT BEGINNING OF YEAR                        $5,816          $5,503         $5,368          $5,155          $4,379
                                          -------------------------------------------------------------------------------
Provision for Credit Losses                    2,381           1,907          1,926           1,991           1,881
GROSS CREDIT LOSSES
CONSUMER (1)
In U.S. Offices                                1,365           1,443          1,303           1,145           1,120
In Offices Outside the U.S.                    1,009             868            876             825             594
COMMERCIAL
Mortgage and Real Estate
   In U.S. Offices                                13              21             27             118             200
   In Offices Outside the U.S.                    58              47             32              25              48
Governments and Official
  Institutions in Offices Outside the U.S.         3              --             --              37              --
Loans to Financial
  Institutions in Offices Outside the U.S.        97               7             12              11              --
Commercial and Industrial
   In U.S. Offices                                62               7             29              40              57
   In Offices Outside the U.S.                   343             109            159             137              64
                                          -------------------------------------------------------------------------------
                                               2,950           2,502          2,438           2,338           2,083
                                          -------------------------------------------------------------------------------
CREDIT RECOVERIES
CONSUMER (1)
In U.S. Offices                                  195             242            230             233             214
In Offices Outside the U.S.                      262             234            216             187             147
COMMERCIAL
Mortgage and Real Estate
   In U.S. Offices                                83              47             88              26              15
   In Offices Outside the U.S.                    10               7              8              21               8
Governments and Official
  Institutions in Offices Outside the U.S.        10              36             81              52             240
Loans to Financial
  Institutions in Offices Outside the U.S.        16              17              1               1               3
Commercial and Industrial
   In U.S. Offices                                21              58             44              80              64
   In Offices Outside the U.S.                    30              54             44              46             248
                                          -------------------------------------------------------------------------------
                                                 627             695            712             646             939
                                          -------------------------------------------------------------------------------
NET CREDIT LOSSES
In U.S. Offices                                1,141           1,124            997             964           1,084
In Offices Outside the U.S.                    1,182             683            729             728              60
                                          -------------------------------------------------------------------------------
                                               2,323           1,807          1,726           1,692           1,144
                                          -------------------------------------------------------------------------------
Other-Net (2)                                    350             213            (65)            (86)             39
                                          -------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES
  AT END OF YEAR                              $6,224          $5,816         $5,503          $5,368          $5,155
-------------------------------------------------------------------------------------------------------------------------
Net Consumer Credit Losses                    $1,917          $1,835         $1,733          $1,550          $1,353
As a Percentage of Average
  Consumer Loans                                1.73            1.71           1.64            1.55            1.56
-------------------------------------------------------------------------------------------------------------------------
Net Commercial Credit Losses
  (Recoveries)                                  $406            $(28)           $(7)           $142           $(209)
As a Percentage of Average
  Commercial Loans                              0.50              NM             NM            0.25              NM
-------------------------------------------------------------------------------------------------------------------------


(1) Consumer credit losses and recoveries primarily relate to revolving credit and installment loans.
(2) Primarily includes net transfers from (to) the reserves for securitization activities and foreign currency translation effects. In 1998, reflects the addition of $320 million of credit loss reserves related to the acquisition of the Universal Card portfolio. In 1997, $373 million was restored to the allowance for credit losses that had previously been attributed to credit card securitization transactions where the exposure to credit losses is contractually limited to the cash flows from the securitized receivables, $50 million attributable to standby letters of credit and guarantees was reclassified to Other Liabilities, and $50 million attributable to derivative and foreign exchange contracts was reclassified as a deduction from Trading Account Assets.


 NM  Not Meaningful

--------------------------------------------------------------------------------

AVERAGE DEPOSIT LIABILITIES IN OFFICES OUTSIDE THE U.S. (1)


                                                            1998                        1997                        1996
-------------------------------------------------------------------------------------------------------------------------
                                           AVERAGE     % AVERAGE       Average     % Average       Average     % Average
IN MILLIONS OF DOLLARS AT YEAR-END         BALANCE      INTEREST       Balance      Interest       Balance      Interest
                                                           RATE                         Rate                        Rate
-------------------------------------------------------------------------------------------------------------------------
Banks (2)                                 $ 18,559          8.46      $ 15,326          7.33      $ 10,528          8.44
Other Demand Deposits                       33,466          3.49        31,833          2.99        28,801          3.27
Other Time and Savings Deposits (2)        105,357          6.98        90,610          6.75        85,176          6.58
                                     --------------              --------------              --------------
Total                                     $157,382          6.41      $137,769          5.95      $124,505          5.97
-------------------------------------------------------------------------------------------------------------------------


(1) Interest rates and amounts include the effects of risk management activities, and also reflect the impact of the local interest rates prevailing in certain countries. See Note 17 of Notes to Consolidated Financial Statements.
(2) Primarily consists of time certificates of deposit and other time deposits in denominations of $100,000 or more.
--------------------------------------------------------------------------------

TIME DEPOSITS IN U.S. OFFICES
MATURITY PROFILE


                                                                   UNDER       OVER 3 TO       OVER 6 TO          OVER
IN MILLIONS OF DOLLARS ($100,000 OR MORE) AT YEAR-END 1998      3 MONTHS        6 MONTHS       12 MONTHS        12 MONTHS
-------------------------------------------------------------------------------------------------------------------------
Certificates of Deposit                                           $2,854            $361            $584            $255
Other Time Deposits                                                  764             106              92             117
-------------------------------------------------------------------------------------------------------------------------


PURCHASED FUNDS AND OTHER BORROWINGS (1)


                                         FEDERAL FUNDS PURCHASED
                                       AND SECURITIES SOLD UNDER
                                           REPURCHASE AGREEMENTS         COMMERCIAL PAPER        OTHER FUNDS BORROWED (2)
                                     ------------------------------------------------------------------------------------
IN MILLIONS OF DOLLARS                      1998          1997          1998          1997          1998          1997
-------------------------------------------------------------------------------------------------------------------------
Amount Outstanding at Year-End           $10,375       $11,182       $   132        $1,941       $12,601        $8,108
Average Outstanding During
  the Year                                11,075        12,290         1,656         1,453         9,469         8,398
Maximum Month-End Outstanding             13,488        14,289         3,581         2,111        12,601         9,949
-------------------------------------------------------------------------------------------------------------------------
Weighted-Average Interest Rate:
During the Year (3)                         5.23%         5.60%         5.56%         5.44%        13.18%        12.47%
At Year-End (4)                             6.58          6.20          5.53          5.46         12.14          9.04
-------------------------------------------------------------------------------------------------------------------------


(1)  Original maturities of less than one year.
(2) Rates reflect the impact of local interest rates prevailing in countries outside the United States.
(3) Interest rates include the effects of risk management activities. See Note 17 of Notes to Consolidated Financial Statements.
(4)  Based on contractual rates at year-end.
--------------------------------------------------------------------------------

RATIOS


                                                                               1998            1997            1996
------------------------------------------------------------------------- --------------- --------------- ---------------
Net Income to Average Assets                                                    0.85%           1.22%           1.41%
Return on Average Total Stockholder's Equity                                   13.20%          17.34%          19.20%
Total Average Equity to Average Assets                                          6.46%           7.06%           7.33%
------------------------------------------------------------------------- --------------- --------------- ---------------
