Form 10-Q
period 1999-03-31
CITICORP
filed 1999-05-14
CIK 20405

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                             ----------------------

                                    FORM 10-Q

|X|            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

|_|           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to _______

                             ----------------------

                          Commission file number 1-9924

                             ----------------------

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

                                 (800) 285-3000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Because the Registrant is a wholly-owned subsidiary of Citigroup Inc., none of its outstanding voting stock is held by nonaffiliates. As of the date hereof, 1,000 shares of the Registrant's Common Stock, $0.01 par value per share, were issued and outstanding.

                            REDUCED DISCLOSURE FORMAT

The Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                                    Citicorp

                                TABLE OF CONTENTS

                         Part I - Financial Information

Item 1.    Financial Statements:                                              Page No.
                                                                              --------
           Consolidated Statements of Income (Unaudited) -
             Three Months Ended March 31, 1999 and 1998                             21

           Consolidated Balance Sheets -
             March 31, 1999 (Unaudited) and December 31, 1998                       22

           Consolidated Statements of Changes in Stockholder's Equity
             (Unaudited) - Three Months Ended March 31, 1999 and 1998               23

           Consolidated Statements of Cash Flows (Unaudited) -
             Three Months Ended March 31, 1999 and 1998                             24

           Consolidated Balance Sheets of Citibank, N.A. and Subsidiaries -
             March 31, 1999 (Unaudited) and December 31, 1998                       25

           Notes to Consolidated Financial Statements (Unaudited)                   26

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                  1 - 20

Item 2.    Quantitative and Qualitative Disclosures about Market Risk          16 - 18
                                                                               26 - 27
                                                                               28 - 29


                           Part II - Other Information
Item 6.    Exhibits and Reports on Form 8-K                                         34

Signatures                                                                          35

Exhibit Index                                                                       36

CITICORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS

BUSINESS FOCUS

The table below shows the business income (loss) for each of Citicorp's businesses:

                                          First Quarter
                                    --------------------------
In millions of dollars                  1999       1998 (1)
--------------------------------------------------------------
Global Consumer
Citibanking North America              $   75       $   25
Mortgage Banking                           60           50
Cards                                     262          154
--------------------------------------------------------------
   Total North America                    397          229
--------------------------------------------------------------
Europe, Middle East, & Africa              74           51
Asia Pacific                              102           83
Latin America                              48           43
Global Private Bank                        57           58
--------------------------------------------------------------
   Total International                    281          235
--------------------------------------------------------------
e-Citi                                    (36)         (30)
Other                                     (17)           2
--------------------------------------------------------------
Total Global Consumer                     625          436
--------------------------------------------------------------

Global Corporate
Emerging Markets                          321          264
Global Relationship Banking               197          158
--------------------------------------------------------------
Total Global Corporate                    518          422
--------------------------------------------------------------

Asset Management                            7            8

Corporate/Other                           (52)        (113)

--------------------------------------------------------------
Business Income                         1,098          753
--------------------------------------------------------------

Investment Activities                      75          315

--------------------------------------------------------------
Core Income                             1,173        1,068
--------------------------------------------------------------

Restructuring - Related Items,
  After-Tax (2)                           (48)          --
--------------------------------------------------------------
Net Income                             $1,125       $1,068
------------------------------------==========================

(1) First quarter 1998 results have been restated to reflect changes in capital and tax allocations among the segments to conform the policies of Citicorp and Travelers Group Inc.
(2)   See Note 5 of Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

INCOME ANALYSIS

The income analysis reconciles amounts shown in the Consolidated Statements of Income to the basis employed by management for assessing financial results.

                                          First Quarter
                                    --------------------------
In millions of dollars                  1999         1998
--------------------------------------------------------------
Total Revenues,
  Net of Interest Expense              $6,442       $5,605
Effect of Credit Card
  Securitization Activity                 585          461
                                    --------------------------
Adjusted Revenues,
  Net of Interest Expense               7,027        6,066
                                    --------------------------
Total Operating Expenses                4,006        3,389
Restructuring - Related Items             (77)          --
                                    --------------------------
Adjusted Operating Expenses             3,929        3,389
                                    --------------------------
Provision for Credit Losses               633          507
Effect of Credit Card
  Securitization Activity                 585          461
                                    --------------------------
Adjusted Provision
  for Credit Losses                     1,218          968
                                    --------------------------
Core Income Before Income Taxes         1,880        1,709
Taxes on Core Income                      707          641
                                    --------------------------
Core Income                             1,173        1,068
Restructuring - Related Items,
  After-Tax                               (48)          --
                                    --------------------------
Net Income                             $1,125       $1,068
------------------------------------==========================

Results of Operations

Citicorp, a wholly-owned subsidiary of Citigroup Inc., reported core income of $1.173 billion in the 1999 first quarter, up $105 million or 10% from $1.068 billion in the 1998 first quarter. Core income in the 1999 first quarter excluded a $48 million after-tax charge related to restructuring-related items. Net income including the charge was $1.125 billion, up $57 million, or 5%, from the year-ago quarter. Excluding the charge, core income return on common equity was 20.7% for the quarter, compared to 20.8% a year ago.

Core income growth was led by a $189 million or 43% increase in Global Consumer to $625 million, a $96 million or 23% increase in Global Corporate to $518 million, and a $61 million or 54% improvement in Corporate/Other. Partially offsetting these results was a decrease of $240 million or 76% to $75 million in Investment Activities, primarily reflecting lower securities transactions and lower venture capital revenues.

Global Consumer core income growth resulted from strong growth in virtually all businesses, particularly in North America where Cards core income of $262 million grew $108 million or 70%. Business income in the Global Consumer International businesses grew 20% led by Europe, Middle East, and Africa ("EMEA"), up $23 million or 45% to $74 million, and Asia Pacific, up $19 million or 23% to $102 million. Global Consumer business income growth was achieved even as spending continued on global advertising, marketing, and distribution development initiatives, and spending on the technological enhancements of e-Citi. In Global Corporate, core income in Emerging Markets was up $57 million or 22% to $321 million, reflecting growth in trading, lending and trade finance, and Global Relationship Banking was up $39 million or 25% to $197 million from improved trading and transaction banking results.

Adjusted revenues, net of interest expense of $7.0 billion in the 1999 first quarter were up $961 million or 16% from 1998. Revenues in Global Consumer increased $914 million or 25% to $4.5 billion led primarily by Cards, up $557 million or 40% to $1.9 billion, including the $378 million impact of the Universal Card Services ("UCS") acquisition in April 1998. Also contributing to Global Consumer growth was Latin America, up $112 million or 32% to $466 million, Asia Pacific, up $96 million or 23% to $519 million, and EMEA, up $63 million or 13% to $534 million. Consumer growth was driven largely by volume growth in customers and accounts in virtually all business lines, complemented by strategic acquisitions. Global Corporate revenues of $2.2 billion were up $278 million or 14%, reflecting growth in Emerging Markets of $177 million or 18% to $1.1 billion and Global Relationship Banking of $101 million or 10% to $1.1 billion. Citibank Global Asset Management ("CGAM") revenues were up $12 million or 14% to $100 million reflecting continued growth in assets under management, and Corporate/Other revenues of $53 million were up $104 million primarily reflecting lower funding costs. The $347 million or 73% decrease in Investment Activities revenues to $128 million was a result of lower securities transactions and lower venture capital revenues.

Adjusted net interest revenues (taxable equivalent basis), including the effect of credit card securitization activity, of $4.4 billion were up $858 million or 25% from the 1998 first quarter, reflecting the acquisitions of UCS and certain businesses in Latin America consumer, and business volume growth in most other markets. Adjusted fees and commissions revenues of $1.6 billion were up $218 million or 16%, primarily in Cards, including UCS. Foreign exchange and trading account revenues of $792 million were up $207 million or 35% reflecting the broad-based rebound in trading activities. Venture capital revenues of $138 million in the 1999 first quarter decreased $126 million and aggregate securities transactions and net asset gains of $44 million decreased $224 million from the year-ago quarter.

Adjusted operating expenses of $3.9 billion, which exclude restructuring-related items, were up $540 million or 16% from the 1998 first quarter. Expenses increased in Global Consumer by 22%, reflecting UCS ($219 million) and other acquisitions, global advertising, marketing, and distribution initiatives, and electronic banking development efforts. Global Corporate expenses were up 6%, primarily attributable to increased spending on technology, volume-related increases, and costs associated with implementing plans to gain market share in selected emerging market countries. Restructuring-related items in the 1999 first quarter included a $77 million pretax charge ($48 million after-tax) of accelerated depreciation related to the 1998 restructuring actions. See Note 5 of Notes to Consolidated Financial Statements for additional details.

Adjusted provision for credit losses was $1.2 billion in the quarter, up $250 million or 26% from the 1998 quarter. Global Consumer managed net credit losses of $1.1 billion in the 1999 first quarter were up $194 million or 22% from the 1998 first quarter, primarily reflecting the UCS acquisition ($167 million). The ratio of net credit losses to average managed loans was 2.64% compared to 2.63% a year ago. The managed consumer loan delinquency ratio (90 days or more past due) decreased to 2.16% from 2.37% a year ago.

Global Corporate provision for credit losses of $111 million increased $46 million or 71% from the 1998 first quarter, primarily reflecting the impact of continued credit losses in Emerging Markets, mostly in Asia Pacific. Commercial cash-basis loans and other real estate owned of $1.7 billion at quarter-end were down 2% from a year earlier and up 3% from year-end.

The provision for credit losses as shown on the Consolidated Statement of Income was $633 million in the 1999 first quarter, up $126 million from the year-ago quarter, reflecting the increases described above.

Total capital (Tier 1 and Tier 2) was $33.8 billion or 12.15% of net risk-adjusted assets, and Tier 1 capital was $23.2 billion or 8.35% at March 31, 1999, compared to $33.9 billion or 12.38% and $23.1 billion or 8.44%, respectively, at December 31, 1998.

GLOBAL CONSUMER

                                                                                          First Quarter
                                                                                -----------------------------------          %
In millions of dollars                                                                1999             1998               Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                                              $3,936           $3,146                25
Effect of credit card securitization activity                                           585              461                27
                                                                                ----------------------------------------------------
Adjusted revenues, net of interest expense                                            4,521            3,607                25
                                                                                ----------------------------------------------------
Adjusted operating expenses (1)                                                       2,408            1,980                22
                                                                                ----------------------------------------------------
Provision for credit losses                                                             522              452                15
Effect of credit card securitization activity                                           585              461                27
                                                                                ----------------------------------------------------
Adjusted provision for credit losses                                                  1,107              913                21
                                                                                ----------------------------------------------------
Business income before taxes                                                          1,006              714                41
Income taxes                                                                            381              278                37
                                                                                ----------------------------------------------------
Business income                                                                         625              436                43
Restructuring-related items, after-tax                                                   37                -                NM
                                                                                ----------------------------------------------------
Net income                                                                           $  588           $  436                35
--------------------------------------------------------------------------------====================================================
Average assets (in billions of dollars)                                                $157             $132                19
Return on assets                                                                       1.52%            1.34%
--------------------------------------------------------------------------------====================================================
Excluding restructuring-related items
Return on assets                                                                       1.61%            1.34%
--------------------------------------------------------------------------------====================================================

(1)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Global Consumer -- which provides banking and lending products and services, including credit and charge cards, to customers around the world -- reported business income of $625 million in the 1999 first quarter, up $189 million or 43% from 1998, reflecting strong growth in virtually all businesses, particularly in North America where Cards business income of $262 million grew $108 million or 70%. Business income in the International businesses grew 20%, reflecting increases in Europe, Middle East & Africa and Asia Pacific, and the effect of certain acquisitions in Latin America. Global Consumer business income growth was achieved even as spending continued on global advertising, marketing, and distribution development initiatives, and on the technological enhancements of e-Citi. Net income of $588 million in the 1999 first quarter included restructuring-related items of $37 million ($59 million pretax).

North America

Citibanking North America

                                                                                          First Quarter
                                                                                -----------------------------------         %
In millions of dollars                                                                1999             1998              Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                                                $521             $485                 7
Adjusted operating expenses (1)                                                         363              408               (11)
Provision for credit losses                                                              27               31               (13)
                                                                                ----------------------------------------------------
Business income before taxes                                                            131               46               185
Income taxes                                                                             56               21               167
                                                                                ----------------------------------------------------
Business income                                                                          75               25               200
Restructuring-related items, after-tax                                                   14                -                NM
                                                                                ----------------------------------------------------
Net income                                                                             $ 61             $ 25               144
--------------------------------------------------------------------------------====================================================
Average assets (in billions of dollars)                                                $ 10             $ 10                 -
Return on assets                                                                       2.47%            1.01%
------------------------------------------------------------------------------------------------------------------------------------
Excluding restructuring-related items
Return on assets                                                                       3.04%            1.01%
--------------------------------------------------------------------------------====================================================

(1)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Citibanking North America -- which delivers banking services to customers through Citibank's branch network and electronic delivery systems -- reported business income of $75 million in the 1999 first quarter, up from $25 million in 1998, reflecting expense reduction initiatives along with revenue growth. Net income of $61 million in the 1999 first quarter included restructuring-related items of $14 million ($22 million pretax).

As shown in the following table, Citibanking grew accounts and customer deposits from 1998. The decline in loans reflects a decrease in home equity loans due to increased industry-wide mortgage refinancing activity.

                                                                                          First Quarter
                                                                                -----------------------------------       %
In billions of dollars                                                                1999             1998             Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions)                                                                  6.3              5.9               5
Average customer deposits                                                             $41.6            $38.9               7
Average loans                                                                           8.1              8.4              (4)
--------------------------------------------------------------------------------====================================================

Revenues, net of interest expense, were $521 million in the 1999 first quarter, up $36 million or 7% from 1998, due to higher investment product fees and commissions and growth in customer deposits, partially offset by lower spreads due to a decline in interest rates. Adjusted operating expenses declined $45 million or 11% from the 1998 first quarter reflecting expense management initiatives.

The provision for credit losses improved to $27 million in the 1999 first quarter from $31 million in 1998. The net credit loss ratio was 1.35% in the quarter, down from 1.51% a year ago.

Mortgage Banking

                                                                                          First Quarter
                                                                                -----------------------------------         %
In millions of dollars                                                                1999             1998              Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                                               $ 169            $ 154                10
Total operating expenses                                                                 64               59                 8
Provision for credit losses                                                               3               13               (77)
                                                                                ----------------------------------------------------
Income before taxes                                                                     102               82                24
Income taxes                                                                             42               32                31
                                                                                ----------------------------------------------------
Net income                                                                            $  60            $  50                20
------------------------------------------------------------------------------------------------------------------------------------
Average assets (in billions of dollars)                                               $  28            $  25                12
Return on assets                                                                       0.87%            0.81%
--------------------------------------------------------------------------------====================================================

Mortgage Banking -- which provides mortgages and student loans to customers across North America -- reported net income of $60 million in the 1999 first quarter, up $10 million or 20% from 1998, reflecting higher revenue resulting from increased business volumes and a lower provision for credit losses.

As shown in the following table, Mortgage Banking grew accounts, loans, and mortgage originations.

                                                                                           First Quarter
                                                                                -----------------------------------       %
In billions of dollars                                                                1999             1998             Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions) (1)                                                              2.8              2.5              12
Average loans (1)                                                                     $26.6            $23.5              13
Mortgage originations                                                                   3.8              2.9              31
--------------------------------------------------------------------------------====================================================

(1)   Includes student loans.
--------------------------------------------------------------------------------

Revenues, net of interest expense, of $169 million in the 1999 first quarter grew $15 million or 10% from 1998, reflecting growth in the student loan portfolio and increased mortgage originations.

The provision for credit losses of $3 million in the 1999 first quarter declined from $13 million in 1998. The net credit loss ratio of 0.20% in the quarter declined from 0.42% in 1998, due to continued improvement in the mortgage portfolio.

In the quarter, Citibank announced that it would acquire the principal operating assets and assume certain liabilities of Source One Mortgage Services Corp. The acquisition, which closed in the 1999 second quarter, will add approximately a $25 billion mortgage servicing/subservicing portfolio and 160 sales offices.

Cards

                                                                                           First Quarter
                                                                                -----------------------------------          %
In millions of dollars                                                                1999             1998               Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                                              $1,363            $ 930                47
Effect of credit card securitization activity                                           585              461                27
                                                                                ----------------------------------------------------
Adjusted revenues, net of interest expense                                            1,948            1,391                40
Total operating expenses                                                                729              437                67
Adjusted provision for credit losses (1)                                                804              706                14
                                                                                ----------------------------------------------------
Income before taxes                                                                     415              248                67
Income taxes                                                                            153               94                63
                                                                                ----------------------------------------------------
Net income                                                                           $  262            $ 154                70
------------------------------------------------------------------------------------------------------------------------------------
Average assets (in billions of dollars)                                              $   28            $  22                27
Return on assets (2)                                                                   3.79%            2.84%
--------------------------------------------------------------------------------====================================================

(1)   On a managed basis.
(2) Adjusted for the effect of credit card securitization, the return on managed assets for Cards was 1.48% and 1.26% in the first quarters of 1999 and 1998, respectively.
--------------------------------------------------------------------------------

Cards -- U.S. bankcards, Diners Club, and private label cards -- reported net income of $262 million, up $108 million or 70% from 1998 reflecting significant improvements in the U.S. bankcards business.

The April 1998 acquisition of Universal Card Services (UCS) from AT&T added $16.3 billion in managed customer receivables and 14 million accounts as of March 31, 1999. In the quarter, UCS contributed $378 million to revenues, $219 million to expenses, and $167 million to the provision for credit losses, resulting in a net loss of approximately $2 million. These amounts included acquisition premium costs (including funding costs associated with the acquisition purchase premium).

On March 31, 1999, Citibank acquired Mellon Bank's credit card portfolio which added approximately $1.9 billion in managed receivables and 800,000 accounts.

Adjusted revenues, net of interest expense, of $1.948 billion increased $557 million or 40% from 1998 ($179 million or 13% excluding UCS), reflecting the acquisition of UCS, and, in other U.S. bankcards portfolios, increased delinquency and other risk-based charges due to pricing actions, lower funding costs, and higher interchange fee revenues.

As shown in the following table, on a managed basis, the U.S. bankcards portfolio experienced strong growth in the quarter reflecting the acquisitions of UCS and Mellon Bank's credit card portfolio and the impact of enhanced target marketing efforts.

                                                                                                  Increase from First Quarter 1998
                                                                                                 -----------------------------------
                                                                                First Quarter
In billions of dollars                                                              1999                 %            % Ex UCS
------------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions)                                                                 40               64                 7
Charge volumes                                                                      $35.2               46                17
End-of-period receivables                                                           $67.4               49                13
--------------------------------------------------------------------------------====================================================

Total operating expenses of $729 million were up $292 million or 67%, ($73 million or 17% excluding UCS), reflecting the acquisition of UCS and increased advertising and marketing in U.S. bankcards.

The adjusted provision for credit losses in the 1999 first quarter was $804 million, up from $706 million in 1998, reflecting the inclusion of UCS offset by improvements in other U.S. bankcard portfolios. Managed net credit losses in U.S. bankcards were $772 million, or 4.79% of average managed loans ($605 million or 5.02% of average managed loans excluding UCS) compared to $668 million or 5.96% in 1998. The decline in the net credit loss ratio reflects moderating industry-wide bankruptcy trends and the effect of previously implemented credit risk management initiatives.

International Consumer

Europe, Middle East, & Africa

                                                                                          First Quarter
                                                                                -----------------------------------       %
In millions of dollars                                                                1999             1998             Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                                                $534             $471                13
Adjusted operating expenses (1)                                                         341              318                 7
Provision for credit losses                                                              75               70                 7
                                                                                ----------------------------------------------------
Business income before taxes                                                            118               83                42
Income taxes                                                                             44               32                38
                                                                                ----------------------------------------------------
Business income                                                                          74               51                45
Restructuring-related items, after-tax                                                    6               --                NM
                                                                                ----------------------------------------------------
Net income                                                                             $ 68             $ 51                33
--------------------------------------------------------------------------------====================================================
Average assets (in billions of dollars)                                                $ 21             $ 21                --
Return on assets                                                                       1.31%            0.98%
------------------------------------------------------------------------------------------------------------------------------------
Excluding restructuring-related items
Return on assets                                                                       1.43%            0.98%
--------------------------------------------------------------------------------====================================================

(1)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Europe, Middle East, & Africa (EMEA) -- which provides banking and lending services, including credit and charge cards, to customers throughout the region
- reported business income of $74 million in the 1999 first quarter, up $23 million or 45% from a year ago, reflecting increases in Western Europe, particularly Germany. Net income of $68 million in the 1999 first quarter included restructuring-related items of $6 million ($10 million pretax).

As shown in the following table, EMEA reported 7% account growth from a year ago primarily reflecting loan growth, including credit cards.

                                                                                          First Quarter
                                                                                -----------------------------------       %
In billions of dollars                                                                1999             1998             Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions)                                                                  9.6              9.0               7
Average customer deposits                                                             $16.8            $16.5               2
Average loans                                                                          16.3             15.0               9
--------------------------------------------------------------------------------====================================================

Revenues, net of interest expense, of $534 million in the 1999 first quarter grew $63 million or 13% from a year ago, reflecting loan growth, improved spreads, and higher investment product fees, principally in Western Europe. Adjusted operating expenses of $341 million were up $23 million or 7% from 1998, reflecting costs associated with franchise expansion in Central and Eastern Europe and credit card expansion efforts in certain countries in Western Europe.

The provision for credit losses in the 1999 first quarter was $75 million, up from $70 million in 1998. The net credit loss ratio was 1.81% in the quarter compared with 1.78% in 1998.

Asia Pacific

                                                                                          First Quarter
                                                                                -----------------------------------         %
In millions of dollars                                                                1999             1998               Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                                                $519             $423                23
Adjusted operating expenses (1)                                                         267              237                13
Provision for credit losses                                                              88               50                76
                                                                                ----------------------------------------------------
Business income before taxes                                                            164              136                21
Income taxes                                                                             62               53                17
                                                                                ----------------------------------------------------
Business income                                                                         102               83                23
Restructuring-related items, after-tax                                                    7               --                NM
                                                                                ----------------------------------------------------
Net income                                                                             $ 95             $ 83                14
--------------------------------------------------------------------------------====================================================
Average assets (in billions of dollars)                                                $ 29             $ 27                 7
Return on assets                                                                       1.33%            1.25%
------------------------------------------------------------------------------------------------------------------------------------
Excluding restructuring-related items
Return on assets                                                                       1.43%            1.25%
--------------------------------------------------------------------------------====================================================

(1)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Asia Pacific (including Japan and Australia) -- which provides banking and lending services, including credit and charge cards, to customers throughout the region -- reported business income of $102 million in the 1999 first quarter, up from $83 million a year ago, reflecting growth throughout the region, particularly in Japan, as the business rebounded from a weak 1998 first quarter. Net income of $95 million in the 1999 first quarter included restructuring-related items of $7 million ($11 million pretax).

As shown in the following table, Asia Pacific accounts grew 25% from the 1998 first quarter, driven by double digit growth in both customer deposits and loans, reflecting a "flight to quality" in the region.

                                                                                           First Quarter
                                                                                -----------------------------------         %
In billions of dollars                                                                1999             1998               Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions)                                                                  8.0              6.4                25
Average customer deposits                                                             $40.2            $33.2                21
Average loans                                                                          22.1             19.5                13
--------------------------------------------------------------------------------====================================================

Revenues, net of interest expense, of $519 million increased $96 million or 23% from the 1998 first quarter, reflecting strong performance in Japan, account and business volume growth across the region, and spread improvements in certain countries. Adjusted operating expenses were up $30 million or 13% from a year ago, reflecting business volume growth, new product launches in Japan, and higher marketing costs.

The provision for credit losses in the 1999 first quarter was $88 million, up from $50 million a year ago. The net credit loss ratio was 1.43% in the quarter compared with 0.92% in 1998. The increase in both the provision and the net credit loss ratio reflects economic conditions in the region.

Latin America

                                                                                          First Quarter
                                                                                ----------------------------------          %
In millions of dollars                                                                1999             1998              Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                                                $466             $354                32
Adjusted operating expenses (1)                                                         292              233                25
Provision for credit losses                                                             101               49               106
                                                                                ----------------------------------------------------
Business income before taxes                                                             73               72                 1
Income taxes                                                                             25               29               (14)
                                                                                ----------------------------------------------------
Business income                                                                          48               43                12
Restructuring-related items, after-tax                                                   10               --                NM
                                                                                ----------------------------------------------------
Net income                                                                             $ 38             $ 43               (12)
--------------------------------------------------------------------------------====================================================
Average assets (in billions of dollars)                                                $ 14             $  9                56
Return on assets                                                                       1.10%            1.94%
------------------------------------------------------------------------------------------------------------------------------------
Excluding restructuring-related items
Return on assets                                                                       1.39%            1.94%
--------------------------------------------------------------------------------====================================================

(1)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Latin America -- which provides banking and lending services, including credit and charge cards, to customers throughout the region -- reported business income of $48 million in the 1999 first quarter, up from $43 million a year ago, reflecting the effect of certain acquisitions made in 1998, an increase in earnings from Credicard, a 33%-owned Brazilian Card affiliate, partially offset by a higher provision for credit losses. Net income of $38 million in the 1999 first quarter included restructuring-related items of $10 million ($16 million pretax).

During the quarter, Citibank acquired Financiero Atlas, a Chilean consumer finance company with 65 branches and approximately $460 million in assets.

The Brazilian currency devaluation in the 1999 first quarter has exacerbated the deteriorating economic conditions in the region. The devaluation significantly contributed to the 1999 first quarter foreign currency translation effects that reduced revenue and expense growth in Latin America by approximately 10% and 11%, respectively.

As shown in the following table below, Latin America experienced strong business volume growth, including the effect of certain acquisitions made in 1998. Customer deposit growth also reflects a "flight to quality" in the region during 1998.

                                                                                           First Quarter
                                                                                -----------------------------------       %
In billions of dollars                                                                1999             1998             Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions)                                                                  6.8              5.1              33
Average customer deposits                                                             $12.7             $8.9              43
Average loans                                                                           7.8              7.5               4
--------------------------------------------------------------------------------====================================================

Revenues, net of interest expense, of $466 million were up $112 million or 32% from the 1998 first quarter, reflecting certain acquisitions in the region, increased earnings in Credicard, and account and business volume growth, partially offset by reduced spreads. Adjusted operating expenses in the 1999 first quarter grew $59 million or 25% from a year ago, reflecting acquisitions in the region, and increased collection efforts, as well as business volume growth.

The provision for credit losses was $101 million in the 1999 first quarter, up from $49 million a year ago, reflecting economic conditions in the region. The net credit loss ratio was 4.74% in the 1999 first quarter, up from 2.45% a year ago.

Global Private Bank

                                                                                          First Quarter
                                                                                ----------------------------------         %
In millions of dollars                                                                1999             1998             Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                                              $ 273            $ 264                3
Total operating expenses                                                               174              176               (1)
Provision (benefit) for credit losses                                                    8               (7)             214
                                                                                ----------------------------------------------------
Income before taxes                                                                     91               95               (4)
Income taxes                                                                            34               37               (8)
                                                                                ----------------------------------------------------
Net income                                                                           $  57            $  58               (2)
--------------------------------------------------------------------------------====================================================
Average assets (in billions of dollars)                                              $  18            $  16               13
Return on assets                                                                      1.28%            1.47%
--------------------------------------------------------------------------------====================================================

Global Private Bank -- which provides personalized wealth management services for high net-worth clients around the world -- reported net income in the 1999 first quarter of $57 million, down $1 million or 2% from the 1998 first quarter, reflecting revenue growth offset by a higher provision for credit losses.

Client business volumes under management were $119 billion at March 31, 1999, up from $116 billion at year-end and $105 billion a year ago, reflecting growth in the U.S., Europe, and Japan.

Total revenues, net of interest expense, in the quarter were $273 million, up $9 million or 3% from 1998, reflecting growth in net interest income and fee revenues. Strong revenue growth in the U.S. and Japan was partially offset by weakness in Asia Pacific, excluding Japan, and Latin America.

Total operating expenses of $174 million in the quarter were down $2 million or 1% from a year ago, as reduced staffing levels were partially offset by higher incentive compensation and operations and technology expenses.

The provision for credit losses for 1999 was $8 million compared with net recoveries of $7 million in 1998. The increase primarily reflected reduced credit recoveries in the U.S. along with higher write-offs in Asia Pacific. Loans 90 days or more past due also continued to remain low at $191 million or 1.10% of loans at March 31, 1999 compared to $193 million or 1.14% at year-end and $186 million or 1.21% a year ago.

e-Citi

                                                                                          First Quarter
                                                                                ----------------------------------           %
In millions of dollars                                                                1999             1998               Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                                               $  54            $  30                80
Total operating expenses                                                                113               78                45
Provision for credit losses                                                               1                1                --
                                                                                ----------------------------------------------------
Loss before tax benefits                                                                (60)             (49)               22
Income tax benefits                                                                     (24)             (19)               26
                                                                                ----------------------------------------------------
Net loss                                                                              $ (36)           $ (30)               20
--------------------------------------------------------------------------------====================================================

e-Citi -- the business that manages the Company's Internet strategy and execution, including the creation and delivery of electronic financial services and e-commerce initiatives, such as Direct Access and other Internet-based transactional banking products, and provides to customers certain other electronic banking services such as Global Debit Card Services -- reported net losses of $36 million in the 1999 first quarter, compared to $30 million in the 1998 first quarter.

Revenues, net of interest expense, were $54 million in the 1999 first quarter, up from $30 million a year ago, reflecting business volume increases in certain electronic banking services. Total operating expenses of $113 million increased from $78 million in the 1998 first quarter, reflecting business volume increases and investment spending on Internet based and other electronic banking services as well as other e-commerce initiatives.

Other Consumer

                                                                                                            First Quarter
                                                                                                 -----------------------------------
In millions of dollars                                                                                  1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                                                                 $ 37               $35
Total operating expenses                                                                                  65                34
                                                                                                 -----------------------------------
Business (loss) income before taxes                                                                      (28)                1
Income tax benefit                                                                                       (11)               (1)
                                                                                                 -----------------------------------
Net (loss) income                                                                                       $(17)              $ 2
--------------------------------------------------------------------------------====================================================

Other Consumer -- which includes certain treasury operations and global marketing and other programs -- reported a net loss of $17 million in the 1999 first quarter, compared to net income of $2 million in the 1998 first quarter, principally reflecting higher spending on global advertising, marketing, and distribution development initiatives.

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

The table on page 10 summarizes delinquency and net credit loss experience in both the managed and on-balance sheet loan portfolios in terms of loans 90 days or more past due, net credit losses, and as a percentage of related loans.

In North America, Mortgage Banking and Citibanking credit trends continue to improve from a year ago. Mortgage Banking loans delinquent 90 days or more of $610 million at March 31, 1999 declined from $688 million a year ago and Citibanking North America delinquencies of $107 million declined from $129 million. Similarly, Mortgage Banking net credit losses of $13 million in the 1999 first quarter declined from $23 million in the 1998 first quarter and Citibanking North America net credit losses of $28 million declined from $32 million in the 1998 first quarter.

U.S. bankcards managed loans delinquent 90 days or more were $997 million or 1.49% ($809 million or 1.60% excluding UCS) at March 31, 1999, compared with $992 million or 1.48% ($803 million or 1.60% excluding UCS) at December 31, 1998 and $842 million or 1.88% at March 31, 1998. Net credit losses in the 1999 first quarter were $772 million and the related loss ratio was 4.79% ($605 million and 5.02% excluding UCS), compared with $777 million and 4.88% ($620 million and 5.18% excluding UCS) in the 1998 fourth quarter and $668 million and 5.96% in the 1998 first quarter. The improvement in both the delinquency and net credit loss ratios from the prior year reflects moderating industry-wide bankruptcy trends and previously implemented credit risk management initiatives. Citicorp continues to write off bankrupt accounts upon notice of filing of bankruptcy.

In Europe, Middle East, and Africa, credit trends have been relatively stable in most countries. Loans delinquent 90 days or more were $878 million or 5.45% at March 31, 1999, compared with $937 million or 5.49% at December 31, 1998 and $873 million or

5.88% at March 31, 1998. Net credit losses in the 1999 first quarter were $73 million and the related loss ratio was 1.81%, compared with $73 million and 1.71% in the 1998 fourth quarter and $66 million and 1.78% in the 1998 first quarter.

In Asia Pacific and Latin America, delinquencies and net credit losses have increased from 1998 levels due to economic conditions in the regions. Asia Pacific loans delinquent 90 days or more of $513 million at March 31, 1999 increased from $498 million at December 31, 1998 and $316 million a year ago. Net credit losses of $78 million in the 1999 first quarter increased from $68 million in the 1998 fourth quarter and $44 million in the 1998 first quarter. Latin America loans delinquent 90 days or more of $292 million at March 31, 1999 increased from $288 million at December 31, 1998 and $183 million a year ago. Net credit losses of $91 million in the 1999 first quarter increased from $67 million in the 1998 fourth quarter and $45 million in the 1998 first quarter.

Global Private Bank loans delinquent 90 days or more were $191 million at March 31, 1999, compared with $193 million at December 31, 1998 and $186 million at March 31, 1998. Delinquencies reflect an increase in Asia Pacific and Europe, Middle East and Africa offset by improvements in North America and Latin America. Net credit losses in the 1999 first quarter were $8 million, compared with $11 million in the 1998 fourth quarter and net recoveries of $7 million in the 1998 first quarter. The increase in net credit losses from the 1998 first quarter reflects higher write-offs in Asia Pacific and lower recoveries in North America.

Total consumer loans on the balance sheet delinquent 90 days or more on which interest continued to be accrued were $1.0 billion at March 31, 1999, $1.1 billion at December 31, 1998, and $988 million at March 31, 1998. Included in these amounts are U.S. government-guaranteed student loans of $302 million at March 31, 1999, up from $267 million and $256 million at December 31, 1998 and March 31, 1998, respectively, reflecting loan growth. Other consumer loans delinquent 90 days or more on which interest continued to be accrued (which primarily include worldwide bankcard receivables and certain loans in Germany) were $722 million at March 31, 1999, $790 million at December 31, 1998, and $732 million at March 31, 1998. The majority of these other loans are written off upon reaching a stipulated number of days past due.

Citicorp's policy for suspending the accrual of interest on consumer loans varies depending on the terms, security, and credit loss experience characteristics of each product, as well as write-off criteria in place. At March 31, 1999, interest accrual had been suspended on $2.1 billion of consumer loans, primarily consisting of mortgage, installment, revolving, and Private Banking loans, compared with $2.1 billion at December 31, 1998 and $1.9 billion at March 31, 1998. The increase from a year ago reflects increases in Asia Pacific and Latin America, partially offset by improvements in Mortgage Banking. See the table entitled "Cash-Basis, Renegotiated, and Past Due Loans" on page 31.

Consumer Loan Delinquency Amounts, Net Credit Losses, and Ratios

                                                  Total                                    Average
                                                  Loans     90 Days or More Past Due (1)    Loans        Net Credit Losses (1)
                                                ------------------------------------------------------------------------------------
In millions of dollars, except loan amounts in   Mar. 31,  Mar. 31,   Dec. 31,  Mar. 31,   1st Qtr.  1st Qtr.   4th Qtr.  1st Qtr.
billions                                           1999      1999       1998      1998       1999      1999       1998      1998
------------------------------------------------------------------------------------------------------------------------------------
Citibanking North America                         $  8.0    $  107    $   97     $  129    $   8.1    $   28    $   32     $   32
Ratio                                                         1.33%     1.18%      1.51%                1.35%     1.55%      1.51%
Mortgage Banking                                    26.7       610       625        688       26.6        13        17         23
Ratio                                                         2.29%     2.44%      2.91%                0.20%     0.27%      0.42%
U.S. Bankcards (2)                                  67.0       997       992        842       65.4       772       777        668
Ratio                                                         1.49%     1.48%      1.88%                4.79%     4.88%      5.96%
Other Cards                                          2.5        46        42         40        2.3        18        18         16
Ratio                                                         1.86%     1.78%      1.67%                3.25%     2.96%      2.95%
Europe, Middle East & Africa                        16.1       878       937        873       16.3        73        73         66
Ratio                                                         5.45%     5.49%      5.88%                1.81%     1.71%      1.78%
Asia Pacific                                        22.2       513       498        316       22.1        78        68         44
Ratio                                                         2.31%     2.28%      1.57%                1.43%     1.24%      0.92%
Latin America                                        7.8       292       288        183        7.8        91        67         45
Ratio                                                         3.75%     3.60%      2.38%                4.74%     3.39%      2.45%
Global Private Bank                                 17.4       191       193        186       17.2         8        11         (7)
Ratio                                                         1.10%     1.14%      1.21%                0.18%     0.25%        NM
Other                                                0.8         2         2          1        0.8         1         1          1
------------------------------------------------------------------------------------------------------------------------------------
Total managed                                      168.5     3,636     3,674      3,258      166.6     1,082     1,064        888
Ratio                                                         2.16%     2.19%      2.37%                2.64%     2.61%      2.63%
------------------------------------------------------------------------------------------------------------------------------------
Securitized credit card receivables                (46.4)     (686)     (656)      (519)     (44.0)     (553)     (532)      (430)
Loans held for sale                                 (5.3)      (39)      (38)       (39)      (4.9)      (32)      (32)       (31)
------------------------------------------------------------------------------------------------------------------------------------
Consumer loans                                    $116.8    $2,911    $2,980     $2,700    $ 117.7    $  497    $  500     $  427
Ratio                                                         2.49%     2.50%      2.54%                1.71%     1.71%      1.64%
------------------------------------------------====================================================================================

(1) The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.
(2) The U.S. bankcards managed ratios of 90 days or more past due and net credit losses were reduced by 11 and 23 basis points, respectively, in the 1999 first quarter and by 12 and 30 basis points, respectively, in the 1998 fourth quarter, due to the acquisition of the Universal Card portfolio.
NM    Not meaningful.
--------------------------------------------------------------------------------

Consumer Loan Balances, Net of Unearned Income

                                                  End of Period                                            Average
                                    ------------------------------------------            ------------------------------------------
                                      Mar. 31,      Dec. 31,      Mar. 31,                  1st Qtr.      4th Qtr.      1st Qtr.
In billions of dollars                  1999          1998          1998                      1999          1998          1998
------------------------------------------------------------------------------            ------------------------------------------
Total managed                          $168.5        $167.7         $137.6                   $166.6        $162.0         $136.8
Securitized credit card receivables     (46.4)        (44.1)         (27.6)                   (44.0)        (41.2)         (27.4)
Loans held for sale                      (5.3)         (4.6)          (3.8)                    (4.9)         (4.7)          (3.6)
                                    ------------------------------------------            ------------------------------------------
Consumer loans                         $116.8        $119.0         $106.2                   $117.7        $116.1         $105.8
------------------------------------================================================================================================

The portion of Citicorp's allowance for credit losses attributed to the consumer portfolio was $2.9 billion at March 31, 1999, compared with $2.9 billion at December 31, 1998 and $2.5 billion at March 31, 1998. The increase from a year ago reflects the 1998 addition of a $320 million allowance for credit losses related to the acquisition of the Universal Card portfolio. The allowance as a percentage of loans on the balance sheet was 2.52% as of March 31, 1999, compared with 2.45% at December 31, 1998 and 2.36% a year ago. The attribution of the allowance is made for analytical purposes only and may change from time to time.

Net credit losses and the related loss ratios may increase from the 1999 first quarter as a result of global economic conditions, particularly in Latin America and Asia Pacific, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors. Additionally, delinquencies and loans on which the accrual of interest is suspended could remain at relatively high levels. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 15.

During the 1999 first quarter, the Federal Financial Institutions Examination Council (FFIEC) revised its Uniform Retail Credit Classification and Account Management Policy. The policy provides guidance on the reporting of delinquent consumer loans and the timing of associated credit charge-offs for Citicorp's financial institution subsidiaries. The revised policy, which will be adopted during 2000, is not expected to have a material effect since Citicorp maintains adequate reserves for probable credit losses inherent in its loan portfolios.

GLOBAL CORPORATE

                                                                                          First Quarter
                                                                                ----------------------------------          %
In millions of dollars                                                                1999             1998               Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                                              $2,225           $1,947                14
Adjusted operating expenses (1)                                                       1,286            1,212                 6
Provision for credit losses                                                             111               65                71
                                                                                ----------------------------------------------------
Business income before taxes                                                            828              670                24
Income taxes                                                                            310              248                25
                                                                                ----------------------------------------------------
Business income                                                                         518              422                23
Restructuring-related items, after-tax                                                    4               --                NM
                                                                                ----------------------------------------------------
Net income                                                                           $  514           $  422                22
--------------------------------------------------------------------------------====================================================
Average assets (in billions of dollars)                                              $  171           $  164                 4
Return on assets                                                                       1.22%            1.04%
------------------------------------------------------------------------------------------------------------------------------------
Excluding restructuring-related items
Return on assets                                                                       1.23%            1.04%
--------------------------------------------------------------------------------====================================================

(1)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Global Corporate business income in the 1999 first quarter was $518 million, up $96 million or 23% from the 1998 first quarter. The improvement reflects business income growth of $57 million or 22% in the Emerging Markets business and $39 million or 25% in Global Relationship Banking (GRB). Return on assets, excluding restructuring-related items, rose to 1.23% from 1.04% in the 1998 first quarter. Results in the Emerging Markets business reflect growth in trading, lending, and trade finance while the GRB's results reflect improved trading and transaction banking. Global Corporate net income totaled $514 million, up $92 million or 22% from the 1998 first quarter. Included in 1999 first quarter net income are after-tax restructuring-related items of $4 million. See Note 5 of Notes to Consolidated Financial Statements for a discussion of restructuring initiatives.

The businesses of Global Corporate are significantly affected by the levels of activity in the global capital markets which, in turn, are influenced by macro-economic and political policies and developments, among other factors, in the 99 countries in which the businesses operate. Global economic exigencies can have both positive and negative effects on the revenue performance of the businesses and can negatively affect credit performance. In particular, levels of trading and foreign exchange revenue, securities transactions, and net asset gains may fluctuate in the future as a result of market and asset-specific factors. Losses on commercial lending activities can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Net write-offs and cash-basis loans may increase from the 1998 levels due to global economic developments, particularly in Latin

America and Asia Pacific. This paragraph contains statements which are forward looking within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 15.

Emerging Markets

                                                                                          First Quarter
                                                                                ---------------------------------            %
In millions of dollars                                                                1999             1998               Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                                              $1,134             $957                18
Adjusted operating expenses (1)                                                         502              475                 6
Provision for credit losses                                                             115               62                85
                                                                                ----------------------------------------------------
Business income before taxes                                                            517              420                23
Income taxes                                                                            196              156                26
                                                                                ----------------------------------------------------
Business income                                                                         321              264                22
Restructuring-related items, after-tax                                                    1               --                NM
                                                                                ----------------------------------------------------
Net income                                                                           $  320             $264                21
--------------------------------------------------------------------------------====================================================
Average assets (in billions of dollars)                                              $   81             $ 74                 9
Return on assets                                                                       1.60%            1.45%
------------------------------------------------------------------------------------------------------------------------------------
Excluding restructuring-related items
Return on assets                                                                       1.61%            1.45%
--------------------------------------------------------------------------------====================================================

(1)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Emerging Markets business income totaled $321 million in the 1999 first quarter, up $57 million or 22% from the 1998 first quarter. Return on assets, excluding restructuring-related items, was 1.61%, up from 1.45% in the 1998 quarter.

Revenues, net of interest expense, of $1.134 billion grew $177 million or 18% compared with the 1998 period primarily driven by higher aggregate trading and foreign exchange revenues, as well as lending and trade finance. Revenue growth was broadly-based across most countries in which the business operates. Revenues attributed to the Embedded Bank and Emerging Local Corporate strategies (Citicorp's plans to gain market share in selected emerging market countries), together with new franchises, accounted for 6% and 5% of the Emerging Markets business revenues in the first quarters of 1999 and 1998, respectively, and grew 43% from the 1998 period. About 24% of the revenue in the Emerging Markets business in the 1999 and 1998 first quarters was attributable to business from multinational companies managed jointly with Global Relationship Banking, with that revenue having grown 22% from 1998.

Adjusted operating expenses totaled $502 million in the 1999 first quarter, up $27 million or 6% from the 1998 quarter. The growth in expenses primarily reflects investment spending associated with implementing plans to gain market share in selected emerging market countries.

The provision for credit losses totaled $115 million, up $53 million or 85% from 1998. The increase was concentrated in Asia Pacific. Cash-basis loans were $1.095 billion, $1.062 billion, and $953 million at March 31, 1999 and December 31 and March 31, 1998, respectively. The increases were concentrated in Asia Pacific. Cash-basis loans at March 31, 1999 and December 31 and March 31, 1998 include approximately $13 million, $14 million, and $83 million, respectively, of balance sheet credit exposure related to foreign currency derivative contracts for which the recognition of revaluation gains has been suspended. See the table entitled "Cash-Basis, Renegotiated, and Past Due Loans" on page 31.

Average assets of $81 billion in the 1999 first quarter rose $7 billion or 9% from the 1998 first quarter reflecting growth across all geographic regions. The growth was concentrated in the loan portfolio and trade finance products, together with treasury initiatives.

Global Relationship Banking

                                                                                          First Quarter
                                                                                ---------------------------------           %
In millions of dollars                                                                1999             1998              Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                                              $1,091             $990                10
Adjusted operating expenses (1)                                                         784              737                 6
Provision (benefit) for credit losses                                                    (4)               3              (233)
                                                                                ----------------------------------------------------
Business income before taxes                                                            311              250                24
Income taxes                                                                            114               92                24
                                                                                ----------------------------------------------------
Business income                                                                         197              158                25
Restructuring-related items, after-tax                                                    3               --                NM
                                                                                ----------------------------------------------------
Net income                                                                           $  194             $158                23
--------------------------------------------------------------------------------====================================================
Average assets (in billions of dollars)                                                 $90             $ 90                --
Return on assets                                                                       0.87%            0.71%
------------------------------------------------------------------------------------------------------------------------------------
Excluding restructuring-related items
Return on assets                                                                       0.89%            0.71%
--------------------------------------------------------------------------------====================================================

(1)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Business income from Global Relationship Banking in North America, Europe, and Japan was $197 million in the 1999 first quarter, up $39 million or 25% from 1998. Return on assets, excluding restructuring-related items, was 0.89%, up from 0.71% in the 1998 quarter.

Revenues, net of interest expense, of $1.091 billion grew $101 million or 10% compared with the 1998 period primarily reflecting strong aggregate trading and foreign exchange results coupled with double-digit growth in transaction banking services. Late in 1998, certain capital markets businesses were transferred to Salomon Smith Barney in connection with Citigroup business integration and restructuring initiatives and are not included in the results of GRB in the 1999 first quarter. Adjusted operating expenses were $784 million, up $47 million or 6% from 1998. The growth in expenses primarily reflects increased spending on technology, including costs related to the EMU and Year 2000 coupled with higher incentive compensation. Expenses declined $19 million or 2% from the 1998 fourth quarter as EMU and Year 2000 spending declined from its peak in the 1998 fourth quarter.

The provision (benefit) for credit losses reflected net recoveries of $4 million in the 1999 first quarter compared with net write-offs of $3 million in the 1998 quarter. Cash-basis loans at March 31, 1999 and December 31 and March 31, 1998 were $308 million, $268 million, and $378 million, respectively, while the Other Real Estate Owned portfolio totaled $212 million, $235 million, and $329 million, respectively. See the tables entitled "Cash-Basis, Renegotiated, and Past Due Loans" and "Other Real Estate Owned and Assets Pending Disposition" on page 31.

Average assets of $90 billion in the 1999 first quarter were unchanged from the 1998 period, as the transfer of certain capital markets businesses to Salomon Smith Barney and lower trading assets were essentially offset by higher asset levels in the cash management and loan portfolio products.

ASSET MANAGEMENT

                                                                                          First Quarter
                                                                                -----------------------------------        %
In millions of dollars                                                                 1999             1998             Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                                                $100             $ 88               14
Total operating expenses                                                                 88               75               17
                                                                                ----------------------------------------------------
Income before taxes                                                                      12               13               (8)
Income taxes                                                                              5                5               --
                                                                                ----------------------------------------------------
Net income                                                                             $  7             $  8              (13)
--------------------------------------------------------------------------------====================================================
Assets under management (in billions of dollars) (1)                                   $140             $116               21
--------------------------------------------------------------------------------====================================================

(1) Includes $34 billion and $29 billion in 1999 and 1998, respectively, for Global Private Bank clients.
--------------------------------------------------------------------------------

Citibank Asset Management offers institutional, high net worth, and retail clients a broad range of investment disciplines from global investment centers around the world. Products and services offered include mutual funds, closed-end funds, and separately managed accounts.

Asset Management net income of $7 million in the 1999 first quarter was down $1 million or 13% from the 1998 first quarter, reflecting revenue and managed assets growth which was offset by increased expenses related to efforts to build Asset Management's investment research and quantitative analysis capabilities.

Assets under management rose 21% from the year-ago quarter to $140 billion, as growth continued across all product categories. Managed account assets grew to $64 billion, up 21% from the 1998 first quarter. Money fund and long-term mutual fund assets grew by 39% and 16%, respectively. Contributing to money fund growth in the first quarter was a $3.6 billion increase in institutional liquidity funds resulting from increased selling efforts through Global Relationship Banking. Capitalizing on Japan's Big Bang, Asset Management raised $200 million in Japan through sales of its new CitiFunds mutual funds. Also in the quarter, CitiEuroland funds were introduced through the Citibank Europe Consumer Bank.

Revenues, net of interest expense rose $12 million or 14% to $100 million in the first quarter. This increase was predominantly in investment advisory fees including increased performance fee revenue and reflects the broad growth in assets under management.

Operating expenses increased $13 million or 17% to $88 million in the 1999 first quarter, primarily reflecting efforts to build Asset Management's investment research and quantitative analysis capabilities. Expenses excluding the research/quantitative build-out increased 3%.

CORPORATE/OTHER

                                                                                          First Quarter
                                                                                ----------------------------------          %
In millions of dollars                                                                1999             1998              Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                                                $ 53            $ (51)              204
Adjusted operating expenses (1)                                                         133              111                20
                                                                                ----------------------------------------------------
Business loss before tax benefits                                                       (80)            (162)              (51)
Income tax benefits                                                                     (28)             (49)              (43)
                                                                                ----------------------------------------------------
Business Loss                                                                           (52)            (113)              (54)
Restructuring-related items, after-tax                                                    7               --                NM
                                                                                ----------------------------------------------------
Net loss                                                                               $(59)           $(113)              (48)
--------------------------------------------------------------------------------====================================================

(1)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Corporate/Other includes certain net treasury results and corporate staff and similar expenses. Total revenues of $53 million increased $104 million, primarily reflecting lower funding costs. Adjusted operating expenses of $133 million increased $22 million or 20% over the prior year, reflecting increases in certain technology expenses and other unallocated corporate costs.

INVESTMENT ACTIVITIES

                                                                                          First Quarter
                                                                                ----------------------------------          %
In millions of dollars                                                                1999             1998              Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                                                $128             $475               (73)
Total operating expenses                                                                 14               11                27
Provision (benefit) for credit losses                                                    --              (10)               NM
                                                                                ----------------------------------------------------
Income before taxes                                                                     114              474               (76)
Income taxes                                                                             39              159               (75)
                                                                                ----------------------------------------------------
Net income                                                                             $ 75             $315               (76)
--------------------------------------------------------------------------------====================================================

NM    Not meaningful
--------------------------------------------------------------------------------

Investment Activities comprises venture capital and certain corporate investment activities, and the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature.

Revenues of $128 million declined $347 million or 73% from the 1998 first quarter reflecting a $199 million decrease in securities transactions to $6 million coupled with a $126 million decrease in venture capital revenues to $138 million.

Investment Activities results may fluctuate in the future due to market and asset-specific factors.

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

Citicorp is highly dependent on computer systems and system applications for conducting its ongoing business functions. The inability of systems to recognize properly the year 2000 could result in major systems failure or miscalculations that would disrupt Citicorp's ability to meet its customer and other obligations on a timely basis, and Citicorp has engaged in a worldwide process of identifying, assessing and modifying its computer programs to address this issue. As part of and following achievement of year 2000 compliance, systems are subjected to a process that validates the modified programs before they can be used in production.

The pre-tax cost associated with the required modifications and conversions is expected to total approximately $660 million through 1999, funded from a combination of a reprioritization of technology development initiatives and incremental costs. This cost is being expensed as incurred. Of the total, approximately $560 million has been incurred to date, including approximately $70 million in the first quarter of 1999.

Substantially all of the required modification and internal testing work has been completed and Citicorp continues to make satisfactory progress towards successful completion of its year 2000 program. The remainder of 1999 will be spent primarily addressing completion of the remaining external testing, integration testing and production assurance. Citicorp is addressing other technology-related matters including business applications to be sunset (that is, removed from use in favor of replacement applications), end-user computing applications, networks, data centers, and desktops, and these are similarly progressing towards timely resolution.

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

Significant third parties with which Citicorp interfaces with regard to the year 2000 problem include customers and counterparties, external service providers, technology vendors, the global financial market infrastructure including payment and clearing systems, and the utility infrastructure on which all corporations rely. Unreadiness by these third parties would expose Citicorp to the potential for loss, impairment of business processes and activities, and disruption of financial markets. Citicorp is addressing these risks worldwide through bilateral and multiparty efforts and participation in industry, country, and global initiatives. While significant third parties are generally engaged in efforts intended to address and resolve their year 2000 issues on a timely basis, it is possible that a series of failures by third parties could have a material adverse effect on Citicorp's results of operations in future periods.

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

The Company's expectations with respect to remediation of the year 2000 issue constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" below.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could". These forward-looking statements involve risks and uncertainties including, but not limited to, the following: global economic conditions, particularly in Latin America and Asia Pacific, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors; changes in general economic conditions, including the performance of global financial markets, risks associated with fluctuating levels of trading and foreign exchange revenues, securities transactions, net asset gains and losses on commercial lending activities; customer responsiveness to both new products and distribution channels; the actual cost of year 2000-related remediation; and the possibility that the Company will be unable to achieve anticipated levels of operational efficiencies related to recent mergers and business acquisitions, as well as achieving its other cost-saving initiatives.

MANAGING GLOBAL RISK

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

Citicorp's business and corporate oversight groups have well-defined market risk management responsibilities. Within each business, a process is in place to control market risk exposure. The risk management process includes the establishment of appropriate market controls, policies and procedures, appropriate senior management risk oversight with thorough risk analysis and reporting, and independent risk management with capabilities to evaluate and monitor risk limits. The risk management process is described in detail in the 1998 Form 10-K.

Across Citicorp, price risk is measured using various tools, including Earnings-at-Risk (EAR) which is applied to interest rate risk in the non-trading portfolios, and Value-at-Risk (VAR), which is applied to the trading portfolios.

Non-Trading Portfolios

Business units manage the potential earnings effect of interest rate movements by managing the asset and liability mix, either directly or with derivative financial products. These include interest rate swaps and other derivative instruments which are either designated and effective as hedges or designated and effective in modifying the interest rate characteristics of specified assets or liabilities. The utilization of derivatives is managed in response to changes in market conditions as well as to changes in the characteristics and mix of the related assets and liabilities.

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

Citicorp's primary non-trading price risk exposure is to movements in U.S. dollar interest rates. As of March 31, 1999, the rate shift over a four-week defeasance period applied to the U.S. dollar yield curve for purposes of calculating Earnings-at-Risk was 45 basis points. Citicorp also has Earnings-at-Risk in various other currencies; however, there are no significant risk concentrations in any individual non-U.S. dollar currency. As of March 31, 1999, the rate shifts applied to these currencies for purposes of calculating Earnings-at-Risk ranged from 17 to 1,991 basis points, over defeasance periods ranging from one to fifty days, depending on the currency.

The following table illustrates that, as of March 31, 1999, a 45 basis point increase in the U.S. dollar yield curve would have a potential negative impact on Citicorp's pre-tax earnings of approximately $129 million in the next twelve months, and a positive impact of approximately $12 million for the total five-year period 2000-2004. A two standard deviation increase in non-U.S. dollar interest rates would have a potential negative impact on Citicorp's pre-tax earnings of approximately $109 million in the next twelve months, and approximately $201 million for the five-year period 2000-2004.

Citicorp Earnings-at-Risk (impact on pre-tax earnings)

                                                                       Assuming a U.S.                  Assuming a Non-U.S.
                                                                     Dollar Rate Move of              Dollar Rate Move of (1)
                                                             -----------------------------------------------------------------------
                                                                   Two Standard Deviations          Two Standard Deviations (2)
                                                             -----------------------------------------------------------------------
  In millions of dollars at March 31, 1999                        Increase         Decrease          Increase         Decrease
------------------------------------------------------------------------------------------------------------------------------------
Overnight to three months                                          $ (74)            $  77            $ (25)             $ 25
Four to six months                                                   (28)               33              (27)               27
Seven to twelve months                                               (27)               29              (57)               58
                                                             -----------------------------------------------------------------------
Total overnight to twelve months                                    (129)              139             (109)              110
------------------------------------------------------------------------------------------------------------------------------------
Year two                                                             (15)                6              (98)               98
Year three                                                            24               (37)             (11)               12
Year four                                                             56               (69)               6                (5)
Year five                                                            108              (125)               1                (1)
Effect of discounting                                                (32)               41               10               (11)
                                                             -----------------------------------------------------------------------
Total                                                              $  12            $  (45)           $(201)             $203
-------------------------------------------------------------=======================================================================

(1) Primarily results from Earnings-at-Risk in Singapore dollar, Hong Kong dollar, the Euro and Korea won.
(2) Total assumes a two standard deviation increase or decrease for every currency, not taking into account any covariance among currencies.
--------------------------------------------------------------------------------

The following table summarizes Citicorp's worldwide Earnings-at-Risk over the next 12 months from changes in interest rates over the past year and shows a relatively stable level of risk.

Citicorp Twelve Month Earnings-at-Risk (impact on pre-tax earnings)

                                                               U.S. Dollar                             Non-U.S. Dollar
                                                 -----------------------------------------------------------------------------------
                                                   Mar. 31,      Dec. 31,      Mar. 31,      Mar. 31,      Dec. 31,      Mar. 31,
In millions of dollars                               1999          1998          1998          1999          1998          1998
------------------------------------------------------------------------------------------------------------------------------------
Assuming a two standard deviation rate
Increase                                            $(129)        $(148)        $(105)        $(109)         $(93)         $(85)
Decrease                                              139           156           125           110            93            85
-------------------------------------------------===================================================================================

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

Citicorp Twelve Month Earnings-at-Risk (excluding effect of derivatives)

                                                               U.S. Dollar                             Non-U.S. Dollar
                                                 -----------------------------------------------------------------------------------
                                                   Mar. 31,      Dec. 31,      Mar. 31,      Mar. 31,      Dec. 31,      Mar. 31,
In millions of dollars                               1999          1998          1998          1999          1998          1998
------------------------------------------------------------------------------------------------------------------------------------
Assuming a two standard deviation rate
Increase                                             $(12)          $10           $93         $(127)         $(94)         $(85)
Decrease                                               17            (3)          (86)          127            94            85
-------------------------------------------------===================================================================================

During the first quarter of 1999, Citicorp's U.S. dollar Earnings-at-Risk for the following 12 months assuming a two standard deviation increase in rates would have had a potential negative impact ranging from approximately $73 million to $129 million in the aggregate at each month end, compared with a range from $65 million to $173 million during 1998. The relatively lower U.S. dollar Earnings-at-Risk experienced during the first quarter of 1999 was primarily due to the reduction in the level of received fixed swaps. A two standard deviation increase in non-U.S. dollar interest rates for the following twelve months would have had a potential negative impact ranging from approximately $98 million to $109 million in the aggregate at each month end during the first quarter of 1999, compared with a range from $53 million to $98 million during 1998. The higher non-U.S. dollar Earnings-at-Risk experienced during the first quarter of 1999 primarily reflected the higher interest rate volatility seen across the Asia Pacific region.

The table above also illustrates that Citicorp's risk profile in the one-to two-year time horizon is directionally similar, but generally tends to reverse in subsequent periods. This reflects the fact that the majority of the derivative instruments utilized to modify repricing characteristics as described above will mature within three years.

Trading Portfolios

One tool for measuring the price risk of trading activities is Value-at-Risk, which estimates the potential pretax loss in market value that could occur over a one-day holding period at a 99% confidence level. The Value-at-Risk method incorporates the market factors to which the market value of the trading position is exposed (interest rates, foreign exchange rates, equity and commodity prices, and their implied volatilities), the sensitivity of the position to changes in those market factors, and the volatilities and correlation of those factors. The Value-at-Risk measurement includes the foreign exchange risks that arise in traditional banking businesses as well as in explicit trading positions.

The level of exposure taken depends on the market environment and expectations of future market movements, and will vary from period to period. For Citicorp's major trading centers, the aggregate pretax Value-at-Risk in the trading portfolios was $15 million at March 31, 1999. Daily exposures at Citicorp averaged $18 million in the first quarter of 1999 and ranged from $14 million to $24 million.

The following table summarizes Citicorp's Value-at-Risk in its trading portfolio as of March 31, 1999 and December 31, 1998 along with the 1999 first quarter average.

                                                                                                        1999
                                                                                     Mar. 31,       First Quarter       Dec. 31,
In millions of dollars                                                                 1999            Average            1998
------------------------------------------------------------------------------------------------------------------------------------
Interest rate                                                                           $11              $13               $13
Foreign exchange                                                                          8               11                 7
Equity                                                                                    8                6                 5
All other (primarily commodity)                                                           1                1                 1
Covariance adjustment                                                                   (13)             (13)              (11)
                                                                                ----------------------------------------------------
Total                                                                                   $15              $18               $15
--------------------------------------------------------------------------------====================================================

The table below provides the distribution of Value-at-Risk during the first quarter of 1999.

                                                                                                              Citicorp
                                                                                                 -----------------------------------
In millions of dollars                                                                                 High              Low
------------------------------------------------------------------------------------------------------------------------------------
Interest rate                                                                                           18                10
Foreign exchange                                                                                        17                 6
Equity                                                                                                   8                 5
All other (primarily commodity)                                                                          3                 1
-------------------------------------------------------------------------------------------------===================================

Management of Cross-Border Risk

Cross-border risk is the risk that Citicorp will be unable to obtain payment from customers on their contractual obligations as a result of actions taken by foreign governments such as exchange controls, debt moratoria and restrictions on the remittance of funds. Citicorp manages cross-border risk as part of the Windows on Risk process described in the 1998 Form 10-K.

The following table presents total cross-border outstandings and commitments on a regulatory basis in accordance FFIEC guidelines. Total cross-border outstandings include cross-border claims on third parties as well as investments in and funding of local franchises, as described in the 1998 Form 10-K. Countries with outstandings greater than 0.75% of Citicorp assets at March 31, 1999 and December 31, 1998 include:

                                                                      March 31, 1999                               December 31, 1998
                                        -----------------------------------------------------------------------   ------------------
                                            Cross-Border Claims on Third Parties
                                        ----------------------------------------                 Total              Total
                                                                         Trading  Investments   Cross-             Cross-
                                                                             and       in and   Border             Border
                                                                          Short-      Funding     Out-               Out-
                                                                            Term     of Local    stand   Commit-   stand-   Commit-
In billions of dollars at period ended   Banks  Public  Private  Total  Claims(1)  Franchises     ings   ments(2)    ings   ments(2)
------------------------------------------------------------------------------------------------------------------------------------
Germany                                   $2.1   $1.3     $1.3    $4.7     $4.4       $2.0      $6.7(3)   $ 1.4    $7.4(3)    $1.4
United Kingdom                             1.5     --      3.4     4.9      4.1         --       4.9(3)    11.0     4.4(3)     8.9
France                                     2.3    0.5      0.9     3.7      3.5        0.4       4.1(3)     1.7     4.6(3)     1.1
Mexico                                      --    1.6      1.6     3.2      1.7        0.6       3.8(3)     0.4     3.4(4)     0.2
Brazil                                     0.4    0.7      1.4     2.5      1.2        1.2       3.7(3)     0.1     3.6(3)     0.1
Switzerland                                1.4     --      1.7     3.1      2.7         --       3.1(4)     2.0     3.5(3)     1.6
Netherlands                                1.4    0.2      1.3     2.9      2.4         --       2.9(4)     0.7     2.8(4)     0.8
Italy                                      0.6    1.8      0.4     2.8      2.7         --       2.8(4)     0.3     3.6(3)     0.3
----------------------------------------============================================================================================

(1)   Included in total cross-border claims on third parties.
(2) Commitments (not included in total cross-border outstandings) include legally binding cross-border letters of credit and loan commitments.
(3) Total cross-border outstandings were in excess of 1.0% of Citicorp's total assets at the end of the respective period.
(4) Total cross-border outstandings were between 0.75% and 1.0% of Citicorp's total assets at the end of the respective period.
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Citicorp manages liquidity through a well-defined process described in the 1998 Form 10-K.

A diversity of funding sources, currencies, and maturities is used to gain a broad access to the investor base. Citicorp's deposits, which represent 68% and 66% of total funding at March 31, 1999 and December 31, 1998, respectively, are broadly diversified by both geography and customer segments.

Stockholder's equity, which grew $283 million during the quarter to $22.9 billion March 31, 1999, continues to be an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp and its subsidiaries. Total Citicorp long-term debt outstanding at quarter-end was $20.6 billion, unchanged from year-end. Asset securitization programs remain an important source of liquidity. Loans securitized during the first quarter included $3.0 billion of U.S. credit cards, $1.9 billion of U.S. consumer mortgages, and $0.1 billion of non-U.S. consumer loans. As credit card securitization transactions amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. During the quarter, the scheduled amortization of certain credit card securitization transactions made available $1.5 billion of new receivables. In addition, $2.3 billion of credit card securitization transactions are scheduled to amortize during the rest of 1999.

Citicorp is a legal entity separate and distinct from Citibank, N.A. and its other subsidiaries and affiliates. As discussed in the 1998 Form 10-K, there are various legal limitations on the extent to which Citicorp's subsidiaries may extend credit, pay dividends, or otherwise supply funds to Citicorp. As of March 31, 1999, under their applicable dividend limitations, Citicorp's national and state-chartered bank subsidiaries could have declared dividends to their respective parent companies without regulatory approval of approximately $3.4 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratios requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that as of March 31, 1999, its bank subsidiaries could have distributed dividends to Citicorp, directly or through their parent holding company, of approximately $2.9 billion of the available $3.4 billion.

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

Citicorp Ratios

                                                                                                     Mar. 31,          Dec. 31,
                                                                                                       1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Tier 1 Capital                                                                                          8.35%             8.44%
Total Capital (Tier 1 and Tier 2)                                                                      12.15             12.38
Leverage (1)                                                                                            6.74              6.68
Common Stockholder's Equity                                                                             6.58              6.57
-------------------------------------------------------------------------------------------------===================================

(1)   Tier 1 capital divided by adjusted average assets.
--------------------------------------------------------------------------------

Citicorp maintained a strong capital position during the 1999 first quarter. Total capital (Tier 1 and Tier 2) amounted to $33.8 billion at March 31, 1999, representing 12.15% of net risk adjusted assets. This compares with $33.9 billion and 12.38% at December 31, 1998. Tier 1 capital of $23.2 billion at March 31, 1999 represented 8.35% of net risk adjusted assets, compared with $23.1 billion and 8.44% at December 31, 1998. The Tier 1 capital ratio at March 31, 1999 exceeded Citicorp's target range of 8.00% to 8.30%.

Components of Capital Under Regulatory Guidelines

                                                                                                    Mar. 31,          Dec. 31,
In millions of dollars                                                                                1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Tier 1 Capital
Common Stockholder's Equity                                                                         $ 22,852          $ 22,569
Mandatorily Redeemable Securities of Subsidiary Trusts                                                   975               975
Minority Interest                                                                                        119               115
Net Unrealized (Gain) Loss on Securities Available for Sale (1)                                          (98)               43
Less: Intangible Assets (2)                                                                             (622)             (611)
50% Investment in Certain Subsidiaries (3)                                                                (7)               (7)
                                                                                                 -----------------------------------
Total Tier 1 Capital                                                                                $ 23,219          $ 23,084
------------------------------------------------------------------------------------------------------------------------------------
Tier 2 Capital
Allowance for Credit Losses (4)                                                                     $  3,511          $  3,455
Qualifying Debt (5)                                                                                    7,020             7,296
Unrealized Marketable Equity Securities Gains (1)                                                         40                29
Less: 50% Investment in Certain Subsidiaries (3)                                                          (6)               (6)
                                                                                                 -----------------------------------
Total Tier 2 Capital                                                                                  10,565            10,774
                                                                                                 -----------------------------------
Total Capital (Tier 1 and Tier 2)                                                                   $ 33,784          $ 33,858
-------------------------------------------------------------------------------------------------===================================
Net Risk-Adjusted Assets (6)                                                                        $278,007          $273,514
-------------------------------------------------------------------------------------------------===================================

(1) Tier 1 capital excludes unrealized gains and losses on debt securities available for sale in accordance with regulatory risk-based capital guidelines. The federal bank regulatory agencies permit institutions to include in Tier 2 capital up to 45% of pretax net unrealized holding gains on available for sale equity securities with readily determinable fair values.
(2)   Includes goodwill and certain other identifiable intangible assets.
(3)   Represents investment in certain overseas insurance activities.
(4) Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.
(5) Includes qualifying senior and subordinated debt in an amount not exceeding 50% of Tier 1 capital, and subordinated capital notes subject to certain limitations.
(6) Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $14.3 billion for interest rate, commodity and equity derivative contracts and foreign exchange contracts, as of March 31, 1999, compared to $16.5 billion as of December 31, 1998. Net risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses.
--------------------------------------------------------------------------------

Common stockholder's equity increased $283 million during the first quarter of 1999 to $22.9 billion at March 31, 1999, representing 6.58% of assets, compared to 6.57% at December 31, 1998. The net increase in common stockholder's equity during the quarter principally reflected net income of $1,125 million partially offset by a cash dividend to Citigroup (parent company) of $925 million. The increase in the common stockholder's equity ratio during the quarter reflected the above items, partially offset by the increase in total assets.

The mandatorily redeemable securities of subsidiary trusts (trust securities) outstanding at March 31, 1999 and December 31, 1998 of $975 million qualify as Tier 1 capital and are included in long-term debt on the balance sheet. For the three months ended March 31, 1999, interest expense on the trust securities amounted to $19 million, compared to $15 million for the 1998 three month period.

Citicorp's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At March 31, 1999 all of Citicorp's subsidiary depository institutions were "well capitalized" under the federal bank regulatory agencies' definitions.

Citibank, N.A. Ratios

                                                                                                      Mar. 31,          Dec. 31,
                                                                                                        1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Tier 1 Capital                                                                                          8.33%             8.41%
Total Capital (Tier 1 and Tier 2)                                                                      12.39             12.55
Leverage                                                                                                6.40              6.32
Common Stockholder's Equity                                                                             6.65              6.56
-------------------------------------------------------------------------------------------------===================================

Citibank's net income for the first quarter of 1999 amounted to $793 million. During the quarter, Citibank paid a dividend of $500 million to Citicorp (parent company). Citibank had $6.6 billion of subordinated notes outstanding at March 31, 1999 and December 31, 1998 that were issued to Citicorp (parent company) and included in Citibank's Tier 2 capital.

From time to time, the FRB and the FFIEC propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets.

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)                                                              Citicorp and Subsidiaries

                                                                                                    Three Months Ended March 31,
                                                                                                 -----------------------------------
In millions of dollars                                                                                 1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Interest Revenue
Loans, including Fees                                                                                 $5,381            $4,843
Deposits with Banks                                                                                      232               282
Federal Funds Sold and Securities Purchased Under Resale Agreements                                      141               242
Securities, including Dividends                                                                        1,122               572
Trading Account Assets                                                                                   162               255
Loans Held For Sale                                                                                      139               109
                                                                                                 -----------------------------------
                                                                                                       7,177             6,303
                                                                                                 -----------------------------------
Interest Expense
Deposits                                                                                               2,865             2,622
Trading Account Liabilities                                                                               19                92
Purchased Funds and Other Borrowings                                                                     648               429
Long-Term Debt                                                                                           390               321
                                                                                                 -----------------------------------
                                                                                                       3,922             3,464
                                                                                                 -----------------------------------
Net Interest Revenue                                                                                   3,255             2,839

Provision for Credit Losses                                                                              633               507
                                                                                                 -----------------------------------
Net Interest Revenue after Provision for Credit Losses                                                 2,622             2,332
                                                                                                 -----------------------------------
Fees, Commissions, and Other Revenue
Fees and Commissions                                                                                   1,638             1,441
Foreign Exchange                                                                                         488               349
Trading Account                                                                                          304               236
Securities Transactions                                                                                   23               241
Other Revenue                                                                                            734               499
                                                                                                 -----------------------------------
                                                                                                       3,187             2,766
                                                                                                 -----------------------------------
Operating Expense
Salaries                                                                                               1,520             1,355
Employee Benefits                                                                                        305               354
                                                                                                 -----------------------------------
Total Employee Expense                                                                                 1,825             1,709
Net Premises and Equipment Expense                                                                       595               499
Restructuring - Related Items                                                                             77                 -
Other Expense                                                                                          1,509             1,181
                                                                                                 -----------------------------------
                                                                                                       4,006             3,389
                                                                                                 -----------------------------------
Income Before Taxes                                                                                    1,803             1,709

Income Taxes                                                                                             678               641
                                                                                                 -----------------------------------

Net Income                                                                                            $1,125            $1,068
-------------------------------------------------------------------------------------------------===================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS                                                                                Citicorp and Subsidiaries

                                                                                                   March 31,
                                                                                                      1999          December 31,
In millions of dollars                                                                            (Unaudited)           1998
------------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and Due from Banks                                                                             $  8,392          $  8,969
Deposits at Interest with Banks                                                                       11,574            15,147
Securities, at Fair Value
   Available for Sale                                                                                 39,915            40,404
   Venture Capital                                                                                     3,140             3,297
Trading Account Assets                                                                                33,808            33,667
Loans Held for Sale                                                                                    5,304             4,645
Federal Funds Sold and Securities Purchased Under Resale Agreements                                    6,728             6,888
Loans, Net
   Consumer                                                                                          116,756           118,970
   Commercial                                                                                         97,335            88,024
                                                                                                 -----------------------------------
   Loans, Net of Unearned Income                                                                     214,091           206,994
   Allowance for Credit Losses                                                                        (6,250)           (6,224)
                                                                                                 -----------------------------------
     Total Loans, Net                                                                                207,841           200,770
Customers' Acceptance Liability                                                                        1,425             1,280
Premises and Equipment, Net                                                                            5,152             5,246
Interest and Fees Receivable                                                                           3,490             3,629
Other Assets                                                                                          20,479            19,678
                                                                                                 -----------------------------------
Total Assets                                                                                        $347,248          $343,620
-------------------------------------------------------------------------------------------------===================================
Liabilities
Non-Interest-Bearing Deposits in U.S. Offices                                                       $ 17,084          $ 17,058
Interest-Bearing Deposits in U.S. Offices                                                             44,706            43,847
Non-Interest-Bearing Deposits in Offices Outside the U.S.                                             11,079            10,856
Interest-Bearing Deposits in Offices Outside the U.S.                                                163,564           154,052
                                                                                                 -----------------------------------
     Total Deposits                                                                                  236,433           225,813
Trading Account Liabilities                                                                           25,159            30,171
Purchased Funds and Other Borrowings                                                                  18,398            23,108
Acceptances Outstanding                                                                                1,500             1,381
Accrued Taxes and Other Expense                                                                        7,114             7,159
Other Liabilities                                                                                     15,225            12,820
Long-Term Debt                                                                                        20,567            20,599

Stockholder's Equity
Common Stock: ($0.01 par value)
   Issued Shares: 1,000 in each period                                                                    --                --
Surplus                                                                                                4,641             4,625
Retained Earnings                                                                                     18,770            18,569
Accumulated Other Changes in Equity from Nonowner Sources (1)                                           (559)             (625)
                                                                                                 -----------------------------------
Total Stockholder's Equity                                                                            22,852            22,569
                                                                                                 -----------------------------------
Total Liabilities and Stockholder's Equity                                                          $347,248          $343,620
-------------------------------------------------------------------------------------------------===================================

(1) Amounts at March 31, 1999 and December 31, 1998 include the after-tax amounts for net unrealized gains (losses) on securities available for sale of $98 million and $(43) million, respectively, and foreign currency translation of $(657) million and $(582) million, respectively.
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)

                                                                                                           Citicorp and Subsidiaries

                                                                                                    Three Months Ended March 31,
                                                                                                 -----------------------------------
In millions of dollars                                                                                 1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Balance at Beginning of Period                                                                       $22,569           $21,026

Net Income                                                                                             1,125             1,068
Net Change in Unrealized Gains and Losses on Securities Available for Sale, Net of Tax                   141               126
Foreign Currency Translation Adjustment, Net of Tax                                                      (75)                2
                                                                                                 -----------------------------------
   Total Changes in Equity from Nonowner Sources                                                       1,191             1,196

Redemption of Perpetual Preferred Stock
   Second Series                                                                                           -              (220)
   Third Series                                                                                            -               (83)

Cash Dividends Declared
   Common                                                                                               (925)             (261)
   Preferred                                                                                               -               (29)

Repurchase of Common Shares                                                                                -              (483)

Employee Benefit Plans and Other Activity                                                                 17               159
                                                                                                 -----------------------------------

Balance at End of Period                                                                             $22,852           $21,305
-------------------------------------------------------------------------------------------------===================================
Summary of Changes in Equity from Nonowner Sources
Net Income                                                                                           $ 1,125           $ 1,068
Other Changes in Equity from Nonowner Sources                                                             66               128
                                                                                                 ===================================
Total Changes in Equity from Nonowner Sources                                                        $ 1,191           $ 1,196
------------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                                                          Citicorp and Subsidiaries

                                                                                                    Three Months Ended March 31,
                                                                                                 -----------------------------------
In millions of dollars                                                                                 1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net Income                                                                                         $   1,125         $   1,068
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities
   Provision for Credit Losses                                                                           633               507
   Depreciation and Amortization of Premises and Equipment                                               210               188
   Amortization of Goodwill and Acquisition Premium Costs                                                 66                10
   (Benefit) Provision for Deferred Taxes                                                                (83)               95
   Restructuring-Related Items                                                                            77                 -
   Venture Capital Activity                                                                              157              (258)
   Net Gain on Sale of Securities                                                                        (23)             (241)
   Changes in Accruals and Other, Net                                                                  3,061             1,892
   Net Increase in Loans Held for Sale                                                                  (659)             (270)
   Net (Increase) Decrease in Trading Account Assets                                                    (141)              616
   Net (Decrease) Increase in Trading Account Liabilities                                             (5,012)              305
                                                                                                 -----------------------------------
Total Adjustments                                                                                     (1,714)            2,844
                                                                                                 -----------------------------------
Net Cash (Used in) Provided by Operating Activities                                                     (589)            3,912
                                                                                                 -----------------------------------
Cash Flows from Investing Activities
Net Decrease (Increase) in Deposits at Interest with Banks                                             3,573              (738)
Securities  --  Available for Sale
   Purchases                                                                                         (13,619)          (15,339)
   Proceeds from Sales                                                                                 7,161             5,812
   Maturities                                                                                          6,640             7,591
Net Decrease (Increase) in Federal Funds Sold and Securities Purchased Under Resale Agreements           160           (11,625)
Net Increase in Loans                                                                                (36,526)          (43,734)
Proceeds from Sales of Loans                                                                          29,172            38,613
Business Acquisitions                                                                                 (1,344)                -
Capital Expenditures on Premises and Equipment                                                          (301)             (305)
Proceeds from Sales of Premises and Equipment,
  Subsidiaries and Affiliates, and Other Real Estate Owned ("OREO")                                      101               141
                                                                                                 -----------------------------------
Net Cash Used in Investing Activities                                                                 (4,983)          (19,584)
                                                                                                 -----------------------------------
Cash Flows from Financing Activities
Net Increase in Deposits                                                                              10,620            15,598
Net Decrease in Federal Funds Purchased and Securities Sold Under Repurchase Agreements               (3,087)              (76)
Net (Decrease) Increase in Commercial Paper and Funds Borrowed                                        (1,551)              304
Proceeds from Issuance of Long-Term Debt                                                                 575             1,185
Repayment of Long-Term Debt                                                                             (389)             (788)
Redemption of Preferred Stock                                                                             --              (303)
Proceeds from Issuance of Common Stock                                                                    --                90
Treasury Stock Repurchases                                                                                --              (483)
Dividends Paid                                                                                          (925)             (294)
                                                                                                 -----------------------------------
Net Cash Provided by Financing Activities                                                              5,243            15,233
                                                                                                 -----------------------------------
Effect of Exchange Rate Changes on Cash and Due from Banks                                              (248)              (56)
                                                                                                 -----------------------------------
Net Decrease in Cash and Due from Banks                                                                 (577)             (495)
Cash and Due from Banks at Beginning of Period                                                         8,969             8,585
                                                                                                 -----------------------------------
Cash and Due from Banks at End of Period                                                           $   8,392         $   8,090
-------------------------------------------------------------------------------------------------===================================
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
   Interest                                                                                        $   3,644         $   3,052
   Income Taxes                                                                                          379               310
Non-Cash Investing Activities:
Transfers from Loans to OREO                                                                              35                57
-------------------------------------------------------------------------------------------------===================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS                                                                          Citibank, N.A. and Subsidiaries

                                                                                                   March 31,
                                                                                                     1999           December 31,
In millions of dollars                                                                            (Unaudited)           1998
------------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and Due from Banks                                                                            $   7,997         $   8,052
Deposits at Interest with Banks                                                                       12,201            15,782
Securities, at Fair Value
   Available for Sale                                                                                 33,453            34,519
   Venture Capital                                                                                     2,597             2,811
Trading Account Assets                                                                                31,195            31,683
Federal Funds Sold and Securities Purchased Under Resale Agreements                                    8,658             8,039
Loans, Net of Unearned Income                                                                        189,886           182,508
Allowance for Credit Losses                                                                           (4,674)           (4,709)
                                                                                                 -----------------------------------
     Loans, Net                                                                                      185,212           177,799
Customers' Acceptance Liability                                                                        1,426             1,281
Premises and Equipment, Net                                                                            3,911             4,022
Interest and Fees Receivable                                                                           2,829             2,893
Other Assets                                                                                          14,837            14,014
                                                                                                 -----------------------------------
Total Assets                                                                                       $ 304,316         $ 300,895
-------------------------------------------------------------------------------------------------===================================
Liabilities
Non-Interest-Bearing Deposits in U.S. Offices                                                      $  13,702         $  13,271
Interest-Bearing Deposits in U.S. Offices                                                             27,982            27,239
Non-Interest-Bearing Deposits in Offices Outside the U.S.                                             11,192            10,731
Interest-Bearing Deposits in Offices Outside the U.S.                                                161,128           151,687
                                                                                                 -----------------------------------
   Total Deposits                                                                                    214,004           202,928
Trading Account Liabilities                                                                           25,422            30,753
Purchased Funds and Other Borrowings                                                                  17,367            22,096
Acceptances Outstanding                                                                                1,500             1,382
Accrued Taxes and Other Expense                                                                        4,706             4,572
Other Liabilities                                                                                      9,700             8,230
Long-Term Debt and Subordinated Notes                                                                 11,389            11,202

Stockholder's Equity
Capital Stock ($20.00 par value)                                                                         751               751
   Outstanding Shares: 37,534,553 in each period
Surplus                                                                                                9,524             9,397
Retained Earnings                                                                                     10,651            10,356
Accumulated Other Changes in Equity from Nonowner Sources (1)                                           (698)             (772)
                                                                                                 -----------------------------------
Total Stockholder's Equity                                                                            20,228            19,732
                                                                                                 -----------------------------------
Total Liabilities and Stockholder's Equity                                                         $ 304,316         $ 300,895
-------------------------------------------------------------------------------------------------===================================

(1) Amounts at March 31, 1999 and December 31, 1998 include the after-tax amounts for net unrealized gains (losses) on securities available for sale of $31 million and $(113) million, respectively, and foreign currency translation of $(729) million and $(659) million, respectively.
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying consolidated financial statements as of March 31, 1999 and for the three-month period ended March 31, 1999 and 1998 are unaudited and include the accounts of Citicorp and its subsidiaries (collectively, the Company). The Company is a wholly-owned subsidiary of Citigroup Inc. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1998.

Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but is not required for interim reporting purposes, has been condensed or omitted.

2. Business Segment Information

The following table presents certain information regarding the Company's industry segments:

                                                 Total Revenues, Net
                                                 of Interest Expense       Income Taxes    Net Income (Loss)(1)  Identifiable Assets
                                                ------------------------------------------------------------------------------------
                                                     First Quarter        First Quarter        First Quarter     Mar. 31,   Dec. 31,
In millions of dollars                          ------------------------------------------------------------------------------------
  except identifiable assets in billions           1999      1998(2)     1999     1998(2)    1999      1998(2)     1999       1998
------------------------------------------------------------------------------------------------------------------------------------
Global Consumer (3)                               $3,936     $3,146      $359       $278    $  588     $  436      $160       $161
Global Corporate (3)                               2,225      1,947       307        248       514        422       170        165
Asset Management                                     100         88         5          5         7          8         1          1
Investment Activities (3)                            128        475        39        159        75        315         8          8
Corporate/Other                                       53        (51)      (32)       (49)      (59)      (113)        8          9
                                                ------------------------------------------------------------------------------------
Total                                             $6,442     $5,605      $678       $641    $1,125     $1,068      $347       $344
------------------------------------------------====================================================================================

(1) For the 1999 first quarter period, Global Consumer, Global Corporate, and Corporate/Other results reflect after-tax restructuring-related items of $37 million, $4 million, and $7 million, respectively.
(2) The 1998 results have been restated to reflect changes in capital and tax allocations among the segments to conform the policies of Citicorp and Travelers Group Inc.
(3) Includes provision for credit losses in the Global Consumer results of $522 million and $452 million, and in the Global Corporate results of $111 million and $65 million for the first quarter of 1999 and 1998, respectively. Investment Activities results include a provision (benefit) for credit losses of $(10) million in the first quarter of 1998.
--------------------------------------------------------------------------------

3. Securities

                                                                                         March 31, 1999         December 31, 1998(1)
                                                ------------------------------------------------------------------------------------
                                                                      Gross         Gross
                                                    Amortized    Unrealized    Unrealized                   Amortized
In millions of dollars                                   Cost         Gains        Losses    Fair Value          Cost   Fair  Value
------------------------------------------------------------------------------------------------------------------------------------
Securities Available for Sale
U.S. Treasury and Federal Agency                      $ 5,612        $   43         $  21       $ 5,634       $ 4,649       $ 4,704
State and Municipal                                     3,274           224           137         3,361         3,289         3,309
Foreign Government                                     22,560           357           426        22,491        24,930        24,665
U.S. Corporate                                          2,386           154           104         2,436         2,162         2,217
Other Debt Securities                                   2,938            57            30         2,965         2,680         2,729
Equity Securities (2)                                   2,939           218           129         3,028         2,715         2,780
                                                ------------------------------------------------------------------------------------
                                                      $39,709        $1,053         $ 847       $39,915       $40,425       $40,404
------------------------------------------------====================================================================================
Venture Capital (3)                                                                             $ 3,140                     $ 3,297
------------------------------------------------------------------------------------------------------------------------------------

Securities Available for Sale Include:
   Mortgage-Backed Securities                         $ 3,874        $    9         $  13       $ 3,870       $ 3,367       $ 3,383
   Government of Brazil Brady Bonds                       660           106            --           766           660           686
   Government of Venezuela Brady Bonds                    478            --           143           335           478           304
------------------------------------------------====================================================================================

(1) At December 31, 1998, gross unrealized gains and losses on securities available for sale totaled $1,194 million and $1,215 million, respectively.
(2) Includes non-marketable equity securities carried at cost, which are reported in both the amortized cost and fair value columns.
(3) For the three months ended March 31, 1999, net gains on investments held by venture capital subsidiaries totaled $138 million, of which $96 million and $158 million represented gross unrealized gains and losses, respectively. For the three months ended March 31, 1998, net gains on investments held by venture capital subsidiaries totaled $264 million, of which $300 million and $57 million represented gross unrealized gains and losses, respectively.
--------------------------------------------------------------------------------

4. Trading Account Assets and Liabilities

                                                                                                     Mar. 31,          Dec. 31,
In millions of dollars                                                                                 1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Trading Account Assets
U.S. Treasury and Federal Agency Securities                                                          $   993           $    86
Foreign Government, Corporate and Other Securities                                                    10,218             8,010
Derivative and Foreign Exchange Contracts (1)                                                         22,597            25,571
                                                                                                 -----------------------------------
                                                                                                     $33,808           $33,667
-------------------------------------------------------------------------------------------------===================================
Trading Account Liabilities
Securities Sold, Not Yet Purchased                                                                   $ 1,713           $ 2,644
Derivative and Foreign Exchange Contracts (1)                                                         23,446            27,527
                                                                                                 -----------------------------------
                                                                                                     $25,159           $30,171
-------------------------------------------------------------------------------------------------===================================

(1)   Net of master netting agreements and securitization.
--------------------------------------------------------------------------------

5. Restructuring-Related Items

In December 1998, Citicorp recorded a restructuring charge of $1.006 billion, reflecting exit costs associated with business improvement and integration initiatives to be implemented over a 12 to 18 month period. The charge included $666 million related to employee severance for the elimination of approximately 10,700 positions, after considering attrition and redeployment within the Company. The overall workforce reduction, net of anticipated rehires to fill relocated positions is expected to be approximately 9,200 positions worldwide. The charge also included $310 million related to exiting leasehold and other contractual obligations and $30 million related to the write-down to estimated salvage value of assets that are available for immediate disposal. Also recorded in the 1998 fourth quarter were $41 million of merger-related costs which included the direct and incremental costs of administratively closing the merger with Travelers Group Inc.

In addition, the implementation of these restructuring initiatives will cause some related premises and equipment assets to become redundant. In accordance with recent SEC guidelines, the remaining depreciable lives of these assets have been shortened, and accelerated depreciation charges (in addition to normal scheduled depreciation on these assets) will be recognized in subsequent periods, $77 million of which were recorded in the 1999 first quarter. Additional implementation costs associated with these restructuring initiatives will be expensed as incurred but are not expected to be material.

In 1997, Citicorp recorded a restructuring charge of $880 million related to cost-management programs and customer service initiatives to improve operational efficiency and productivity.

The status of the 1998 and 1997 restructuring initiatives is summarized in the following table.

Restructuring Reserves Activity

                                                                                           1998             1997
                                                                                  Restructuring    Restructuring
In millions of dollars                                                                  Reserve          Reserve             Total
------------------------------------------------------------------------------------------------------------------------------------
Restructuring Charges                                                                    $1,006          $   880            $1,886
Utilization (1)                                                                            (229)            (708)             (937)
Changes in 1997 Estimates                                                                    --              (38)              (38)
                                                                                ----------------------------------------------------
Balance at March 31, 1999                                                                $  777          $   134            $  911
--------------------------------------------------------------------------------====================================================

(1)   Utilization amounts include translation effects on the restructuring reserve.
--------------------------------------------------------------------------------

The 1998 restructuring reserve utilization includes $30 million of non-cash charges for equipment and premises write-downs as well as $174 million of severance and other exit costs, occurring primarily in the first quarter of 1999, (of which $92 million related to employee severance and $26 million related to leasehold and other exit costs have been paid in cash and $56 million is legally obligated), together with translation effects. Through March 31, 1999, approximately 2,000 gross staff positions have been eliminated under these programs, primarily in the 1999 first quarter.

The 1997 restructuring reserve utilization includes $245 million of non-cash charges for equipment and premises write-downs as well as $457 million of severance and other exit costs (of which $260 million related to employee severance and $138 million related to leasehold and other exit costs have been paid in cash and $59 million is legally obligated), together with translation effects. Utilization, including translation effects, in the first quarter of 1999 was $67 million. Through March 31, 1999, approximately 5,100 gross staff positions have been eliminated under these programs, including 1,100 in the 1999 first quarter.

Changes in 1997 estimates are attributable to facts and circumstances arising subsequent to the original restructuring charge and are the result of lower severance costs due to higher than anticipated levels of attrition and redeployment within the Company, and other unforeseen changes including those resulting from the merger with Travelers Group Inc. ($38 million release during the fourth quarter of 1998).

Additional information about the 1998 and 1997 restructuring charges, including the business segments affected may be found in the 1998 Form 10-K.

6. Derivative and Foreign Exchange Contracts

The table below presents the aggregate notional principal amounts of Citicorp's outstanding derivative and foreign exchange contracts at March 31, 1999 and December 31, 1998, along with the related balance sheet credit exposure. Additional information concerning Citicorp's derivative and foreign exchange products and activities, including a description of accounting policies, and credit and market risk management process is provided in the 1998 Form 10-K.

                                                                                                                      Balance Sheet
                                                                         Notional Principal Amounts             Credit Exposure (1)
                                                                    ---------------------------------------------------------------
                                                                           Mar. 31,        Dec. 31,      Mar. 31,          Dec. 31,
In billions of dollars                                                         1999            1998          1999              1998
-----------------------------------------------------------------------------------------------------------------------------------
Interest Rate Products                                                     $1,550.9        $1,547.1         $16.2             $18.1
Foreign Exchange Products                                                   1,889.5         2,038.3          27.8              34.3
Equity Products                                                                79.1            80.6           4.1               4.0
Commodity Products                                                             12.6            10.9           1.5               0.8
Credit Derivative Products                                                     26.6            25.9           0.2               0.2
                                                                                                    -------------------------------
                                                                                                             49.8              57.4
Effects of Master Netting Agreements (2)                                                                    (25.0)            (29.1)
Effects of Securitization (3)                                                                                (2.2)             (2.7)
                                                                                                    -------------------------------
                                                                                                            $22.6             $25.6
----------------------------------------------------------------------------------------------------===============================

(1) There is no balance sheet credit exposure for futures contracts because they settle daily in cash, and none for written options because they represent obligations (rather than assets) of Citicorp.
(2) Master netting agreements mitigate credit risk by permitting the offset of amounts due from and to individual counterparties in the event of counterparty default.
(3) Citibank has securitized and sold net receivables, and the associated credit risk related to certain derivative and foreign exchange contracts via Citibank Capital Markets Assets Trust.
--------------------------------------------------------------------------------

The table below and on page 29 provide data on the notional principal amounts and maturities of end-user (non-trading) derivatives, along with additional data on end-user interest rate swaps and net purchased option positions at the end of the first quarter 1999.

End-User Derivative Interest Rate and Foreign Exchange Contracts

                                                   Notional Principal
                                                          Amounts (1)                  Percentage of March 31, 1999 Amount Maturing
                                                ------------------------------------------------------------------------------------
                                                  Mar. 31,   Dec. 31,   Within       1 to      2 to       3 to      4 to     After
In billions of dollars                                1999       1998   1 Year    2 Years   3 Years    4 Years   5 Years   5 Years
------------------------------------------------------------------------------------------------------------------------------------
Interest Rate Products
   Futures Contracts                                 $31.4      $28.1       79%        15%        4%         1%        1%       --%
   Forward Contracts                                   5.9        6.5      100         --        --         --        --        --
   Swap Agreements                                    99.1       96.5       40         10         9          9        10        22
   Option Contracts                                   17.2        9.7       76          7         7         --         1         9
Foreign Exchange Products
   Futures and Forward Contracts                      63.1       62.1       96          3         1         --        --        --
   Cross-Currency Swaps                                4.6        4.6       16         13         2         32        24        13
------------------------------------------------====================================================================================

(1)   Includes third-party and intercompany contracts.
--------------------------------------------------------------------------------

End-User Interest Rate Swaps and Net Purchased Options as of March 31, 1999

                                                                                    Remaining Contracts Outstanding
                                                                                       Notional Principal Amounts
                                                                     ---------------------------------------------------------------
In billions of dollars                                                  1999      2000       2001      2002       2003      2004
------------------------------------------------------------------------------------------------------------------------------------
Receive Fixed Swaps                                                     $64.2      $48.6     $41.4      $34.3     $26.4      $16.5
   Weighted-Average Fixed Rate                                            6.3%       6.3%      6.4%       6.3%      6.3%       6.7%
Pay Fixed Swaps                                                          19.3       10.5       8.0        6.6       6.0        5.5
   Weighted-Average Fixed Rate                                            5.9%       6.2%      6.2%       6.3%      6.3%       6.3%
Basis Swaps                                                              15.6        0.8       0.2        0.2       0.2        0.2
Purchased Caps (Including Collars)                                        7.6        1.0        --         --        --         --
   Weighted-Average Cap Rate Purchased                                    5.9%       7.1%       --%        --%       --%        --%
Purchased Floors                                                          2.8        0.7       0.7        0.1       0.1        0.1
   Weighted-Average Floor Rate Purchased                                  4.8%       5.1%      5.1%       5.8%      5.8%       5.8%
Written Floors Related to Purchased Caps (Collars)                        4.2        0.1        --         --        --         --
   Weighted-Average Floor Rate Written                                    4.9%       8.4%       --%        --%       --%        --%
Written Caps Related to Other Purchased Caps (1)                          2.6        2.4       2.3        1.7       1.7        1.5
   Weighted-Average Cap Rate Written                                      9.8%       9.8%      9.8%      10.6%     10.6%      10.7%
------------------------------------------------------------------------------------------------------------------------------------
Three-Month Forward LIBOR Rates (2)                                       5.0%       5.4%      5.7%       5.9%      6.0%       6.2%
---------------------------------------------------------------------===============================================================

(1) Includes written options related to purchased options embedded in other financial instruments.
(2) Represents the implied forward yield curve for three-month LIBOR as of March 31, 1999, provided for reference.
--------------------------------------------------------------------------------

7. Contingencies

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

------------------------------------------------------------------------------------------------------------------------------------
FINANCIAL DATA SUPPLEMENT
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                           Citicorp and Subsidiaries

AVERAGE BALANCES AND INTEREST RATES, Taxable Equivalent Basis (1) (2)

                                                    Average Volume          Interest Revenue/Expense          % Average Rate
                                           -----------------------------------------------------------------------------------------
                                            1st Qtr.   4th Qtr.  1st Qtr.  1st Qtr.  4th Qtr.  1st Qtr.  1st Qtr. 4th Qtr. 1st Qtr.
In millions of dollars                        1999       1998      1998      1999      1998      1998      1999     1998     1998
------------------------------------------------------------------------------------------------------------------------------------
Loans  (Net of Unearned Income) (3)
Consumer Loans
   In U.S. Offices                         $ 62,785   $ 61,367  $ 56,300    $1,459    $1,591    $1,423     9.42      10.29   10.25
   In Offices Outside the U.S. (4)           54,937     54,696    49,532     1,524     1,697     1,496    11.25      12.31   12.25
                                           -------------------------------------------------------------
     Total Consumer Loans                   117,722    116,063   105,832     2,983     3,288     2,919    10.28      11.24   11.19
                                           -------------------------------------------------------------
Commercial Loans
   In U.S. Offices
     Commercial and Industrial               14,411     12,423    10,971       262       252       220     7.37       8.05    8.13
     Mortgage and Real Estate                 1,887      2,749     2,777        41        51        62     8.81       7.36    9.05
     Loans to Financial Institutions          3,880        305       358        70         6         9     7.32       7.80   10.20
     Lease Financing                          2,890      2,960     3,007        46        45        50     6.46       6.03    6.74
   In Offices Outside the U.S. (4)           70,775     69,880    59,583     1,980     1,916     1,584    11.35      10.88   10.78
                                           -------------------------------------------------------------
     Total Commercial Loans                  93,843     88,317    76,696     2,399     2,270     1,925    10.37      10.20   10.18
                                           -------------------------------------------------------------
     Total Loans                            211,565    204,380   182,528     5,382     5,558     4,844    10.32      10.79   10.76
                                           -------------------------------------------------------------
Federal Funds Sold and Resale Agreements
   In U.S. Offices                            5,215      5,955     8,655        51        65        93     3.97       4.33    4.36
   In Offices Outside the U.S. (4)            3,302      3,724     6,214        90        70       149    11.05       7.46    9.72
                                           -------------------------------------------------------------
     Total                                    8,517      9,679    14,869       141       135       242     6.71       5.53    6.60
                                           -------------------------------------------------------------
Securities, At Fair Value
   In U.S. Offices
     Taxable                                 11,966     10,921     8,689       120        99        93     4.07       3.60    4.34
     Exempt from U.S. Income Tax              3,281      3,259     2,646        50        54        44     6.18       6.57    6.74
   In Offices Outside the U.S. (4)           27,347     27,686    22,400       970       855       451    14.39      12.25    8.17
                                           -------------------------------------------------------------
     Total                                   42,594     41,866    33,735     1,140     1,008       588    10.85       9.55    7.07
                                           -------------------------------------------------------------
Trading Account Assets (5)
   In U.S. Offices                            1,911      2,528     6,585        30        28       100     6.37       4.39    6.16
   In Offices Outside the U.S. (4)            7,702      7,773     9,900       132       140       155     6.95       7.15    6.35
                                           -------------------------------------------------------------
     Total                                    9,613     10,301    16,485       162       168       255     6.83       6.47    6.27
                                           -------------------------------------------------------------
Loans Held for Sale, In U.S. Offices          4,913      4,699     3,615       139       140       109    11.47      11.82   12.23
Deposits at Interest with Banks (4)          12,282     16,567    13,957       232       258       282     7.66       6.18    8.19
                                           -------------------------------------------------------------
Total Interest-Earning Assets               289,484    287,492   265,189    $7,196    $7,267    $6,320    10.08      10.03    9.67
                                                                          ----------------------------------------------------------
Non-Interest-Earning Assets (5)              55,839     58,787    47,726
                                           -------------------------------
Total Assets                               $345,323   $346,279  $312,915
-------------------------------------------=========================================================================================
Deposits
   In U.S. Offices
     Savings Deposits (6)                  $ 32,847   $ 32,077  $ 30,068    $  222   $   228   $   224     2.74       2.82    3.02
     Other Time Deposits                     11,191     11,100    11,191        94       119       129     3.41       4.25    4.67
   In Offices Outside the U.S. (4)          160,550    156,620   136,661     2,549     2,771     2,269     6.44       7.02    6.73
                                           -------------------------------------------------------------
     Total                                  204,588    199,797   177,920     2,865     3,118     2,622     5.68       6.19    5.98
                                           -------------------------------------------------------------
Trading Account Liabilities (5)
   In U.S. Offices                            1,781      2,113     4,391        14        13        60     3.19       2.44    5.54
   In Offices Outside the U.S. (4)              726      1,201     2,149         5        13        32     2.79       4.29    6.04
                                           -------------------------------------------------------------
     Total                                    2,507      3,314     6,540        19        26        92     3.07       3.11    5.71
                                           -------------------------------------------------------------
Purchased Funds and Other Borrowings
   In U.S. Offices                           11,616     13,484    11,971       127       167       150     4.43       4.91    5.08
   In Offices Outside the U.S. (4)           10,032     10,556     8,253       521       334       279    21.06      12.55   13.71
                                           -------------------------------------------------------------
     Total                                   21,648     24,040    20,224       648       501       429    12.14       8.27    8.60
                                           -------------------------------------------------------------
Long-Term Debt
   In U.S. Offices                           16,928     17,011    15,328       220       236       236     5.27       5.50    6.24
   In Offices Outside the U.S. (4)            3,501      3,287     3,997       170       102        85    19.69      12.31    8.62
                                           -------------------------------------------------------------
     Total                                   20,429     20,298    19,325       390       338       321     7.74       6.61    6.74
                                           -------------------------------------------------------------
Total Interest-Bearing Liabilities          249,172    247,449   224,009    $3,922    $3,983    $3,464     6.38       6.39    6.27
                                                                          ----------------------------------------------------------
Demand Deposits in U.S. Offices              10,709     11,141    11,511
Other Non-Interest-Bearing Liabilities (5)   62,498     66,064    56,551
Total Stockholder's Equity                   22,944     21,625    20,844
                                           -------------------------------
Total Liabilities and
   Stockholder's Equity                    $345,323   $346,279  $312,915
-------------------------------------------=========================================================================================
NET INTEREST REVENUE AS A PERCENTAGE OF AVERAGE INTEREST-EARNING ASSETS
In U.S. Offices (7)                        $113,227   $109,247  $103,634    $1,349    $1,370    $1,235     4.83       4.98    4.83
In Offices Outside the U.S. (7)             176,257    178,245   161,555     1,925     1,914     1,621     4.43       4.26    4.07
                                           -------------------------------------------------------------
Total                                      $289,484   $287,492  $265,189    $3,274    $3,284    $2,856     4.59       4.53    4.37
-------------------------------------------=========================================================================================

(1) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.
(2) Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 6 of Notes to Consolidated Financial Statements.
(3)   Includes cash-basis loans.
(4) Average rates reflect prevailing local interest rates including inflationary effects and monetary correction in certain countries.
(5) The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest earning assets and other non-interest bearing liabilities.
(6) Savings deposits consist of Insured Money Market Rate accounts, NOW accounts, and other savings deposits.
(7) Includes allocations for capital and funding costs based on the location of the asset.
--------------------------------------------------------------------------------

CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS (1)

                                                                                    Mar. 31,         Dec. 31,          Mar. 31,
In millions of dollars                                                                1999             1998              1998
------------------------------------------------------------------------------------------------------------------------------------
Commercial Cash-Basis Loans
Collateral Dependent (at Lower of Cost or Collateral Value) (2)                     $   140          $   142           $   242
Other (3)                                                                             1,277            1,201             1,102
                                                                                ----------------------------------------------------
Total                                                                               $ 1,417          $ 1,343           $ 1,344
--------------------------------------------------------------------------------====================================================
Commercial Cash-Basis Loans
In U.S. Offices                                                                     $   234          $   211           $   261
In Offices Outside the U.S. (3)                                                       1,183            1,132             1,083
                                                                                ----------------------------------------------------
Total                                                                               $ 1,417          $ 1,343           $ 1,344
--------------------------------------------------------------------------------====================================================
Commercial Renegotiated Loans
In U.S. Offices                                                                     $    --          $    --           $    20
In Offices Outside the U.S.                                                              47               45                41
                                                                                ----------------------------------------------------
Total                                                                               $    47          $    45           $    61
--------------------------------------------------------------------------------====================================================
Consumer Loans on which Accrual of Interest had been Suspended
In U.S. Offices (4)                                                                 $   598          $   646           $   756
In Offices Outside the U.S.                                                           1,481            1,458             1,104
                                                                                ----------------------------------------------------
Total                                                                               $ 2,079          $ 2,104           $ 1,860
--------------------------------------------------------------------------------====================================================
Accruing Loans 90 or More Days Delinquent (5)
In U.S. Offices (4)                                                                 $   591          $   592           $   584
In Offices Outside the U.S.                                                             477              532               480
                                                                                ----------------------------------------------------
Total                                                                               $ 1,068          $ 1,124           $ 1,064
--------------------------------------------------------------------------------====================================================

(1) For a discussion of risks in the consumer loan portfolio, see page 9, and of commercial cash-basis loans, see pages 12 and 13.
(2) A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.
(3) Includes foreign currency derivative contracts with a balance sheet credit exposure of $13 million, $14 million and $83 million at March 31, 1999, December 31, 1998 and March 31, 1998, respectively, for which the recognition of revaluation gains has been suspended.
(4) Includes $12 million, $10 million and $10 million of consumer loans on which accrual of interest had been suspended and $29 million, $30 million and $31 million of accruing loans 90 or more days delinquent related to loans held for sale at March 31, 1999, December 31, 1998 and March 31, 1998, respectively.
(5) Includes consumer loans on the balance sheet of $1.0 billion, $1.1 billion and $988 million at March 31, 1999, December 31, 1998 and March 31, 1998, respectively, of which $302 million, $267 million and $256 million, respectively, are government-guaranteed student loans.
--------------------------------------------------------------------------------

OTHER REAL ESTATE OWNED AND ASSETS PENDING DISPOSITION

                                                                                     Mar. 31,         Dec. 31,          Mar. 31,
In millions of dollars                                                                 1999             1998              1998
------------------------------------------------------------------------------------------------------------------------------------
Consumer (1)                                                                           $191             $230              $242
Commercial (1)                                                                          238              262               350
                                                                                ----------------------------------------------------
Total                                                                                  $429             $492              $592
--------------------------------------------------------------------------------====================================================
Assets Pending Disposition (2)                                                         $ 95             $100              $103
--------------------------------------------------------------------------------====================================================

(1) Represents repossessed real estate, carried at lower of cost or collateral value.
(2) Represents consumer residential mortgage loans that have a high probability of foreclosure, carried at lower of cost or collateral value.
--------------------------------------------------------------------------------

DETAILS OF CREDIT LOSS EXPERIENCE

                                                 1st Qtr.         4th Qtr.          3rd Qtr.         2nd Qtr.          1st Qtr.
In millions of dollars                             1999             1998              1998             1998              1998
------------------------------------------------------------------------------------------------------------------------------------
Allowance for Credit Losses
  at Beginning of Period                          $6,224           $6,240            $6,182           $5,828            $5,816
                                             ---------------------------------------------------------------------------------------
Provision for Credit Losses                          633              574               736              564               507
Gross Credit Losses
Consumer
In U.S. Offices                                      295              326               335              381               323
In Offices Outside the U.S.                          304              294               262              246               207
Commercial
In U.S. Offices                                        1               10                56                1                 8
In Offices Outside the U.S.                          130              128               216               81                76
                                             ---------------------------------------------------------------------------------------
                                                     730              758               869              709               614
                                             ---------------------------------------------------------------------------------------
Credit Recoveries
Consumer
In U.S. Offices                                       39               41                49               55                50
In Offices Outside the U.S.                           63               79                69               61                53
Commercial
In U.S. Offices                                        2               17                26               50                11
In Offices Outside the U.S.                           18               30                14                4                18
                                             ---------------------------------------------------------------------------------------
                                                     122              167               158              170               132
                                             ---------------------------------------------------------------------------------------
Net Credit Losses
In U.S. Offices                                      255              278               316              277               270
In Offices Outside the U.S.                          353              313               395              262               212
                                             ---------------------------------------------------------------------------------------
                                                     608              591               711              539               482
                                             ---------------------------------------------------------------------------------------
Other-Net (1)                                          1                1                33              329               (13)
                                             ---------------------------------------------------------------------------------------
Allowance for Credit Losses
  at End of Period                                $6,250           $6,224            $6,240           $6,182            $5,828
---------------------------------------------=======================================================================================
Net Consumer Credit Losses                        $  497           $  500            $  479           $  511            $  427
As a Percentage of Average Consumer Loans           1.71%            1.71%             1.72%            1.85%             1.64%
------------------------------------------------------------------------------------------------------------------------------------
Net Commercial Credit Losses                      $  111           $   91            $  232           $   28            $   55
As a Percentage of Average Commercial Loans         0.48%            0.41%             1.11%            0.14%             0.29%
---------------------------------------------=======================================================================================

(1) Primarily includes foreign currency translation effects and, in the second quarter of 1998, reflects the addition of a $320 million allowance for credit losses related to the acquisition of the Universal Card portfolio.
--------------------------------------------------------------------------------

TRADING-RELATED REVENUE

                                                                                                      1st Qtr.          1st Qtr.
In millions of dollars                                                                                  1999              1998
------------------------------------------------------------------------------------------------------------------------------------
By Income Statement Line
   Foreign Exchange                                                                                     $488              $349
   Trading Account                                                                                       304               236
   Other (1)                                                                                              80               143
                                                                                                 -----------------------------------
   Total                                                                                                $872              $728
-------------------------------------------------------------------------------------------------===================================

By Trading Activity
   Foreign Exchange (2)                                                                                 $391              $386
   Derivative (3)                                                                                        332               236
   Fixed Income (4)                                                                                       19                56
   Other                                                                                                 130                50
                                                                                                 -----------------------------------
   Total                                                                                                $872              $728
-------------------------------------------------------------------------------------------------===================================

By Business Segment
   Global Corporate                                                                                     $749              $654
   Global Consumer and Other                                                                             123                74
                                                                                                 -----------------------------------
   Total                                                                                                $872              $728
-------------------------------------------------------------------------------------------------===================================

(1)   Primarily net interest revenue.

(2) Foreign exchange activity includes foreign exchange spot, forward, and option contracts
(3) Derivative activity primarily includes interest rate and currency swaps, options, financial futures, and equity and commodity contracts.
(4) Fixed income activity principally includes debt instruments including government and corporate debt as well as mortgage assets.
--------------------------------------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

      See Exhibit Index

      (b) Reports on Form 8-K

      On January 27, 1999, the Company filed a Current Report on Form 8-K dated January 27, 1999 (Item 5), which report summarized the consolidated operations of Citicorp and its subsidiaries for the three and twelve month periods ended December 31, 1998.

      No other reports on Form 8-K were filed during the first quarter of 1999; however, on April 20, 1999 the Company filed a Current Report on Form 8-K dated April 19, 1999 (Item 5), which report summarized the consolidated operations of Citicorp and its subsidiaries for the three month period ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of May, 1999.

                                          CITICORP
                                          (Registrant)


                                          By: /s/ Heidi G. Miller
                                          --------------------------------------
                                          Name:  Heidi G. Miller
                                          Title: Chief Financial Officer
                                                 Principal Financial Officer


                                          By: /s/ Roger W. Trupin
                                          --------------------------------------
                                          Name:  Roger W. Trupin
                                          Title: Vice President and Controller

                                  Exhibit Index

Exhibit
Number            Description of Exhibit
------            ----------------------

3.01 Citicorp's Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to Citicorp's Post Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-21143, filed on October 8, 1998.

3.02 Citicorp's By-Laws (incorporated herein by reference to Exhibit 3(ii) to Citicorp's Financial Review and Form 10-Q filed on November 13, 1998).

12.01             Computation of Ratio of Earnings to Fixed Charges

12.02 Computation of Ratio of Earnings to Fixed Charges (including preferred stock dividends)

27.01             Financial Data Schedule.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of Citicorp does not exceed 10% of the total assets of Citicorp and its consolidated subsidiaries. Citicorp will furnish copies of any such instrument to the SEC upon request.