Form 10-Q
period 1999-06-30
CITICORP
filed 1999-08-13
CIK 20405

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

|X|            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

|_|           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to _______

                          Commission file number 1-9924

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

                                ----------------

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

                                    Citicorp

                                TABLE OF CONTENTS

                         Part I -- Financial Information

Item 1. Financial Statements:                                           Page No.
                                                                        --------
        Consolidated Statements of Income (Unaudited) --
         Three and Six Months Ended June 30, 1999 and 1998                    23

        Consolidated Balance Sheets --
          June 30, 1999 (Unaudited) and December 31, 1998                     24

        Consolidated Statements of Changes in Stockholder's Equity
          (Unaudited) -- Six Months Ended June 30, 1999 and 1998              25

        Consolidated Statements of Cash Flows (Unaudited) --
          Six Months Ended June 30, 1999 and 1998                             26

        Consolidated Balance Sheets of Citibank, N.A. and Subsidiaries --
          June 30, 1999 (Unaudited) and December 31, 1998                     27

        Notes to Consolidated Financial Statements (Unaudited)                28

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                 1-22

Item 3. Quantitative and Qualitative Disclosures about Market Risk         17-19
                                                                           30-32

                           Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K                                      38

Signatures                                                                    39

Exhibit Index                                                                 40

CITICORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS

BUSINESS FOCUS

The table below shows the business income (loss) for each of Citicorp's businesses:

                                                                 Three Months Ended June 30,         Six Months Ended June 30,
                                                              ----------------------------------------------------------------------
In millions of dollars                                              1999            1998 (1)           1999            1998 (1)
------------------------------------------------------------------------------------------------------------------------------------
Global Consumer
Citibanking North America                                         $  106            $   37           $  180           $    62
Mortgage Banking                                                      53                50              113               100
Cards                                                                262               127              524               281
                                                              ----------------------------------------------------------------------
Total North America                                                  421               214              817               443
                                                              ----------------------------------------------------------------------
Europe, Middle East, and Africa                                       78                56              152               107
Asia Pacific                                                         108                86              210               169
Latin America                                                         44                37               92                80
Global Private Bank                                                   73                64              130               122
                                                              ----------------------------------------------------------------------
     Total International                                             303               243              584               478
                                                              ----------------------------------------------------------------------
e-Citi                                                               (44)              (37)             (80)              (67)
Other                                                                (27)              (11)             (41)              (10)
                                                              ----------------------------------------------------------------------
Total Global Consumer                                                653               409            1,280               844
                                                              ----------------------------------------------------------------------

Global Corporate
Emerging Markets                                                     295               242              615               502
Global Relationship Banking                                          158               239              360               399
                                                              ----------------------------------------------------------------------
Total Global Corporate                                               453               481              975               901
                                                              ----------------------------------------------------------------------

Asset Management                                                      (4)                7                3                16

Corporate/Other                                                      (48)              (85)            (103)             (196)

                                                              ----------------------------------------------------------------------
Business Income                                                    1,054               812            2,155             1,565
                                                              ----------------------------------------------------------------------

Investment Activities                                                142               288              214               603

                                                              ----------------------------------------------------------------------
Core Income                                                        1,196             1,100            2,369             2,168
                                                              ----------------------------------------------------------------------

Restructuring-Related Items, After-Tax (2)                           (29)               --              (77)               --
                                                              ----------------------------------------------------------------------
Net Income                                                        $1,167            $1,100           $2,292            $2,168
--------------------------------------------------------------======================================================================

(1) The 1998 results have been restated to reflect changes in capital and tax allocations among the segments to conform the policies of Citicorp and Travelers Group Inc.

(2)   See Note 5 of Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

INCOME ANALYSIS

The income analysis reconciles amounts shown in the Consolidated Statements of Income to the basis employed by management for assessing financial results.

                                                                 Three Months Ended June 30,         Six Months Ended June 30,
                                                              ----------------------------------------------------------------------
In millions of dollars                                              1999              1998             1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Total Revenues, Net of Interest Expense                           $6,569            $6,202          $13,011           $11,807
Effect of Credit Card Securitization Activity                        567               579            1,152             1,040
                                                              ----------------------------------------------------------------------
Adjusted Revenues, Net of Interest Expense                         7,136             6,781           14,163            12,847
                                                              ----------------------------------------------------------------------
Total Operating Expenses                                           4,016             3,878            8,022             7,267
Restructuring-Related Items                                          (47)               --             (124)               --
                                                              ----------------------------------------------------------------------
Adjusted Operating Expenses                                        3,969             3,878            7,898             7,267
                                                              ----------------------------------------------------------------------
Provision for Credit Losses                                          681               564            1,314             1,071
Effect of Credit Card Securitization Activity                        567               579            1,152             1,040
                                                              ----------------------------------------------------------------------
Adjusted Provision for Credit Losses                               1,248             1,143            2,466             2,111
                                                              ----------------------------------------------------------------------
Core Income Before Income Taxes                                    1,919             1,760            3,799             3,469
Taxes on Core Income                                                 723               660            1,430             1,301
                                                              ----------------------------------------------------------------------
Core Income                                                        1,196             1,100            2,369             2,168
Restructuring-Related Items, After-Tax                               (29)               --              (77)               --
                                                              ----------------------------------------------------------------------
Net Income                                                        $1,167            $1,100          $ 2,292           $ 2,168
--------------------------------------------------------------======================================================================

Results of Operations

Citicorp, a wholly-owned subsidiary of Citigroup Inc., reported core income of $1.196 billion in the 1999 second quarter, up $96 million or 9% from $1.100 billion in the 1998 second quarter. Core income in the 1999 second quarter excluded a charge of $29 million related to after-tax restructuring-related items. Net income for the 1999 second quarter including the charge was $1.167 billion, up $67 million or 6% from $1.100 billion in the year-ago quarter. Core income for the 1999 six months of $2.369 billion was up $201 million or 9% from $2.168 billion for the 1998 six months. Core income in the 1999 six months excluded a charge of $77 million related to after-tax restructuring-related items. Net income for the 1999 six months including the charge was $2.292 billion, up $124 million or 6% from a year ago. Excluding the charge, core income return on common equity was 20.5% and 20.6% for the 1999 second quarter and six months, compared to 21.7% and 21.9% for the 1998 periods.

Core income growth in the quarter was led by a $244 million or 60% increase in Global Consumer to $653 million and a $37 million or 44% improvement in Corporate/Other. Partially offsetting these results was a decrease of $28 million or 6% in Global Corporate to $453 million and a decrease of $146 million or 51% to $142 million in Investment Activities, primarily reflecting lower revenues from sales of Brazilian Brady Bonds and other proprietary investments, partially offset by an increase in U.S. venture capital revenues. For the six month period, Global Consumer was up 52% to $1.280 billion, Global Corporate was up 8% to $975 million, and Corporate/Other improved by 47%. Partially offsetting these improvements was a core income decrease of $389 million or 65% in Investment Activities to $214 million reflecting lower revenues from sales of Brazilian Brady Bonds and other proprietary investments, and reduced venture capital revenues, and a $13 million decrease to $3 million in Citibank Asset Management ("Asset Management").

Global Consumer core income in both the quarter and six months reflected strong growth in virtually all businesses, particularly in North America where Cards core income of $262 million and $524 million in the 1999 second quarter and six months grew $135 million or 106% and $243 million or 86%, from the prior year comparable periods, and Citibanking North America core income of $106 million and $180 million, nearly tripled from the prior year levels. Core income in the International businesses grew 25% to $303 million and 22% to $584 million in the 1999 second quarter and six months, led primarily by growth in Europe, Middle East, and Africa ("EMEA") and Asia Pacific. Global Consumer core income growth was achieved even as spending continued on global advertising and marketing initiatives and on the technological enhancements of e-Citi. In Global Corporate, core income in Emerging Markets was up 22% and 23% in the quarterly and six month comparisons to $295 million and $615 million, as revenue growth and expense discipline more than offset higher credit costs. Global Relationship Banking was down $81 million or 34% to $158 million, and down $39 million or 10% to $360 million for the 1999 second quarter and six months, due to $104 million of real estate items in the 1998 periods.

Adjusted revenues, net of interest expense, of $7.1 billion and $14.2 billion in the 1999 second quarter and six months were up $355 million or 5% and $1.3 billion or 10% compared to the 1998 periods. Global Consumer second quarter revenues increased strongly in all sectors, and were $4.6 billion and $9.2 billion in the 1999 second quarter and six months, up $502 million or 12% and $1.4 billion or 18% from the comparable 1998 periods. Revenue growth in both the 1999 second quarter and six months was led by the International businesses, up 17% and 18% in the quarterly and six month comparisons to $1.9 billion and $3.7 billion, and by Cards, up 9% and 23% to $2.0 billion and $3.9 billion in the 1999 second quarter and six months. Consumer growth was driven largely by volume growth in customers and accounts in virtually all business lines, complemented by strategic acquisitions. Global Corporate revenues of $2.1 billion and $4.3 billion in the 1999 second quarter and six months were down $28 million or 1% from the 1998 second quarter and up $251 million or 6% from the 1998 six months. Emerging Markets revenues increased 12% and 15% to $1.1 billion and $2.2 billion in the 1999 second quarter and six months driven by increased revenues in loans and securities transactions in the quarter and by higher foreign exchange and trading and loan revenues in the six months, and revenue in Global Relationship Banking decreased 12% to $1.0 billion and 2% to $2.1 billion in the quarterly and six month comparisons including $132 million of real estate gains in the 1998 periods. Asset Management segment revenues of $81 million and $181 million for the 1999 second quarter and six months were down $9 million and up $3 million from the comparable 1998 periods. Corporate/Other revenues of $80 million in the quarter and $138 million for the six months were up $103 million and $212 million from 1998 as funding costs declined. The $213 million decrease in the 1999 second quarter and $565 million decrease in the first half in Investment Activities revenues to $233 million and $356 million was a result of lower securities transactions and reduced venture capital revenues in the six month period.

Adjusted net interest revenues, including the effect of credit card securitization, of $4.3 billion and $8.6 billion for the 1999 second quarter and six months were up $406 million or 10% and $1.3 billion or 17% from the 1998 periods, reflecting business volume growth in most markets and Global Consumer acquisitions. Adjusted fees and commissions revenues of $1.8 billion and $3.4 billion were up $212 million or 13% and $430 million or 14%, primarily as a result of higher fees in Global Consumer and Global Relationship Banking businesses. Foreign exchange and trading revenues of $506 million and $1.3 billion were down $57 million or 10% in the quarter and up $150 million or 13% in the six months. The decline in the quarter reflects high 1998 second quarter foreign exchange and trading revenues in Asia; while the improvement in the six month comparison reflects increases in Latin America, partially offset by a decline in Asia. Venture capital revenues of $195 million and $333 million in the 1999 second quarter and six months were up $24 million and down $102 million from the 1998 periods. Aggregate securities transactions and net asset gains were down $239 million to $259 million in the quarter and down $473 million to $297 million in the six months, reflecting lower levels of investment sales.

Adjusted operating expenses, which exclude the restructuring-related items, of $4.0 billion and $7.9 billion for the 1999 second quarter and six months were up $91 million or 2% and $631 million or 9% from the 1998 periods. Expenses increased in Global Consumer by 4% and 12% in the quarterly and six month comparisons, primarily reflecting the acquisitions in Latin America and North America, global advertising and marketing initiatives and electronic financial services development efforts, partially offset by expense reduction initiatives. Global Corporate expenses were down 5% in the quarter and were flat in the six month comparison, reflecting business integration initiatives with Salomon Smith Barney ("SSB") and lower costs related to the European Economic Monetary Union ("EMU") and Year 2000. Restructuring-related items in the 1999 second quarter and six months included a $47 million and $124 million pre-tax charge ($29 million and $77 million after-tax) of accelerated depreciation related to the 1998 actions. See Note 5 of Notes to Consolidated Financial Statements for additional details.

Adjusted provision for credit losses was $1.2 billion and $2.5 billion in the 1999 second quarter and six months, up $105 million or 9% and $355 million or 17% from the 1998 periods. Global Consumer adjusted provision for credit losses of $1.1 billion and $2.2 billion, were up 2% and 11% in the quarter and six months. The increase in the six month period reflects the acquisition of Universal Card Services ("UCS"), which was acquired in April 1998. The ratio of net credit losses to average managed loans was 2.62% in the quarter, compared to 2.64% in the preceding quarter and 2.87% in the 1998 second quarter. The managed consumer loan delinquency ratio (90 days or more past due) decreased to 2.06% from 2.16% for the preceding quarter and 2.18% a year ago.

Global Corporate provision for credit losses of $110 million and $221 million in the 1999 second quarter and six months increased $82 million and $128 million, reflecting increased losses in Emerging Markets and reduced recoveries in Global Relationship Banking. Commercial cash-basis loans and other real estate owned of $1.7 billion at quarter-end were up 3% from a year earlier and 2% from the preceding quarter.

The provision for credit losses as shown on the Consolidated Statement of Income was $681 million and $1.3 billion in the 1999 second quarter and six months, up $117 million and $243 million from the 1998 periods, reflecting the items described above.

Total capital (Tier 1 and Tier 2) was $34.8 billion or 12.52% of net risk-adjusted assets, and Tier 1 capital was $24.0 billion or 8.63% at June 30, 1999, compared to $33.8 billion or 12.15% and $23.2 billion or 8.35% at March 31, 1999.

GLOBAL CONSUMER

                                           Three Months Ended June 30,                   Six Months Ended June 30,
                                         --------------------------------      %       -------------------------------      %
In millions of dollars                        1999            1998          Change          1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense      $4,080          $3,566            14          $8,016         $6,713            19
Effect of credit card securitization
  activity                                      567             579            (2)          1,152          1,040            11
                                         --------------------------------              -------------------------------
Adjusted revenues,
  Net of interest expense                     4,647           4,145            12           9,168          7,753            18
                                         --------------------------------              -------------------------------
Adjusted operating expenses (1)               2,454           2,363             4           4,861          4,349            12
                                         --------------------------------              -------------------------------
Provision for credit losses                     571             536             7           1,093            988            11
Effect of credit card securitization
  activity                                      567             579            (2)          1,152          1,040            11
                                         --------------------------------              -------------------------------
Adjusted provision for credit losses          1,138           1,115             2           2,245          2,028            11
                                         --------------------------------              -------------------------------
Core income before taxes                      1,055             667            58           2,062          1,376            50
Income taxes                                    402             258            56             782            532            47
                                         --------------------------------              -------------------------------
Core income                                     653             409            60           1,280            844            52
Restructuring-related items, after-tax           18              --            NM              55             --            NM
                                         --------------------------------              -------------------------------
Net income                                   $  635          $  409            55          $1,225         $  844            45
-----------------------------------------===========================================================================================
Average assets (in billions of dollars)        $160            $142            13            $158           $138            14
Return on assets                               1.59%           1.16%                         1.56%          1.23%
-----------------------------------------===========================================================================================
Excluding restructuring-related items
Return on assets                               1.64%           1.16%                         1.63%          1.23%
-----------------------------------------===========================================================================================

(1)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Global Consumer -- which provides banking and lending products and services, including credit and charge cards, to customers around the world -- reported core income of $653 million and $1.280 billion in the 1999 second quarter and six months, up $244 million or 60% and $436 million or 52% from the 1998 periods, reflecting strong growth in virtually all businesses, particularly in Cards where core income increased $135 million or 106% in the quarter and $243 million or 86% in the six months and in Citibanking where core income increased $69 million or 186% and $118 million or 190% from the 1998 periods. Core income in the International businesses grew 25% and 22% in the quarter and six months, reflecting increases in Europe, Middle East and Africa and Asia Pacific, and the effect of certain acquisitions in Latin America. Global Consumer core income growth was achieved even as spending continued on global advertising and marketing initiatives and on the technological enhancements of e-Citi. Net income of $635 million and $1.225 billion in the 1999 second quarter and six months included restructuring-related items of $18 million ($30 million pretax) and $55 million ($89 million pretax).

North America

Citibanking North America

                                           Three Months Ended June 30,                   Six Months Ended June 30,
                                         --------------------------------      %       -------------------------------      %
In millions of dollars                        1999            1998          Change          1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $532            $535            (1)         $1,053         $1,026             3
Adjusted operating expenses (1)                 329             438           (25)            693            851           (19)
Provision for credit losses                      18              30           (40)             45             61           (26)
                                         --------------------------------              -------------------------------
Core income before taxes                        185              67           176             315            114           176
Income taxes                                     79              30           163             135             52           160
                                         --------------------------------              -------------------------------
Core income                                     106              37           186             180             62           190
Restructuring-related items, after-tax            5              --            NM              19             --            NM
                                         --------------------------------              -------------------------------
Net income                                     $101            $ 37           173          $  161         $   62           160
-----------------------------------------===========================================================================================
Average assets (in billions of dollars)         $10             $10            --             $10            $10            --
Return on assets                               4.05%           1.48%                         3.25%          1.25%
-----------------------------------------===========================================================================================
Excluding restructuring-related items
Return on assets                               4.25%           1.48%                         3.63%          1.25%
-----------------------------------------===========================================================================================

(1)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Citibanking North America -- which delivers banking services to customers through Citibank's branch network and electronic delivery systems -- reported core income of $106 million and $180 million in the 1999 second quarter and six months, up from $37 million and $62 million in the 1998 periods principally due to expense reduction initiatives. Net income of $101 million and $161 million in the 1999 second quarter and six months included restructuring-related items of $5 million ($9 million pretax) and $19 million ($31 million pretax).

As shown in the following table, Citibanking grew accounts and customers deposits from 1998. The decline in loans reflects a decrease in home equity loans due to increased industry-wide mortgage refinancing activity. See Mortgage Banking results and activity below.

                                           Three Months Ended June 30,                     Six Months Ended June 30,
                                         --------------------------------       %       --------------------------------      %
In billions of dollars                        1999            1998           Change          1999            1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions)                          6.4             6.0             7              6.4             6.0             7
Average customer deposits                     $42.2           $39.4             7            $41.9           $39.2             7
Average loans                                   8.1             8.3            (2)             8.1             8.4            (4)
-----------------------------------------===========================================================================================

Revenues, net of interest expense, of $532 million and $1.053 billion in the 1999 second quarter and six months declined slightly in the quarter, but increased $27 million or 3% year-to-date, reflecting higher investment product fees and commissions and growth in customer deposits, offset by reduced spreads and lower loan volumes. Revenue growth was also reduced by a 1998 second quarter gain of approximately $25 million related to a building lease buyout. Adjusted operating expenses declined $109 million or 25% and $158 million or 19% from the 1998 periods, reflecting expense management initiatives that significantly reduced staff expenses and other fixed costs.

The provision for credit losses improved to $18 million and $45 million in the 1999 second quarter and six months from $30 million and $61 million in the 1998 periods. The net credit loss ratio of 1.31% in the quarter declined from 1.49% a year ago. Loans delinquent 90 days or more of $96 million or 1.20% at June 30, 1999 declined from $119 million or 1.39% in 1998. The declines in the provision for credit losses and delinquencies reflect continued improvement in the portfolio and a decline in loan volumes.

Mortgage Banking

                                           Three Months Ended June 30,                   Six Months Ended June 30,
                                         --------------------------------      %       -------------------------------      %
In millions of dollars                        1999            1998          Change          1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $183            $152            20            $352           $306            15
Total operating expenses                         87              61            43             151            120            26
Provision for credit losses                       5               9           (44)              8             22           (64)
                                         --------------------------------              -------------------------------
Income before taxes                              91              82            11             193            164            18
Income taxes                                     38              32            19              80             64            25
                                         --------------------------------              -------------------------------
Net income                                    $  53           $  50             6            $113           $100            13
-----------------------------------------===========================================================================================
Average assets (in billions of dollars)         $29             $25            16             $28            $25            12
Return on assets                                0.73%           0.80%                         0.81%          0.81%
-----------------------------------------===========================================================================================

Mortgage Banking -- which provides mortgages and student loans to customers across North America -- reported net income of $53 million and $113 million in the 1999 second quarter and six months, up $3 million or 6% and $13 million or 13% from the 1998 periods, reflecting growth in student loans and continued credit improvement in the mortgage portfolio. The April 1999 acquisition of the principal operating assets and certain liabilities of Source One Mortgage Services Corporation ("Source One") contributed a net loss of approximately $4 million in the quarter, however, this acquisition is expected to be accretive to earnings in 1999. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 17.

As shown in the following table, accounts, loans, and mortgage originations increased in both the 1999 second quarter and six months reflecting business growth, including the effect of the Source One acquisition.

                                           Three Months Ended June 30,                   Six Months Ended June 30,
                                         --------------------------------      %       -------------------------------      %
In billions of dollars                        1999            1998          Change          1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions) (1)                      3.0             2.5            20             3.0            2.5            20
Average loans (1)                             $27.3           $23.7            15           $26.9          $23.6            14
Mortgage originations                           4.8             4.0            20             8.6            6.9            25
-----------------------------------------===========================================================================================

(1)   Includes student loans.
--------------------------------------------------------------------------------

Revenues, net of interest expense, of $183 million and $352 million in the 1999 second quarter and six months grew $31 million or 20% and $46 million or 15% from the 1998 periods, reflecting higher mortgage revenues, including the effect of the Source One acquisition, and growth in the student loan portfolio. Operating expenses of $87 million and $151 million in the 1999 quarter and six months were up $26 million or 43% and $31 million or 26%, reflecting the Source One acquisition.

The provision for credit losses of $5 million and $8 million in the 1999 second quarter and six months declined from $9 million and $22 million in the 1998 periods. The net credit loss ratio of 0.17% in the quarter declined from 0.31% a year ago and the ratio of loans delinquent 90 days or more of 2.09% declined from 2.67% in 1998, reflecting continued improvement in the mortgage portfolio.

Cards

                                           Three Months Ended June 30,                   Six Months Ended June 30,
                                         --------------------------------      %       -------------------------------      %
In millions of dollars                        1999            1998          Change          1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense      $1,391          $1,217            14          $2,754         $2,147            28
Effect of credit card securitization
  activity                                      567             579            (2)          1,152          1,040            11
                                         --------------------------------              -------------------------------
Adjusted revenues,
  net of interest expense                     1,958           1,796             9           3,906          3,187            23
Total operating expenses                        727             708             3           1,456          1,145            27
Adjusted provision for credit losses (1)        816             883            (8)          1,620          1,589             2
                                         --------------------------------              -------------------------------
Income before taxes                             415             205           102             830            453            83
Income taxes                                    153              78            96             306            172            78
                                         --------------------------------              -------------------------------
Net income                                   $  262          $  127           106          $  524         $  281            86
-----------------------------------------===========================================================================================
Average assets (in billions of
  dollars)(2)                                   $26             $29           (10)            $27            $26             4
Return on assets (3)                           4.04%           1.76%                         3.91%          2.18%
-----------------------------------------===========================================================================================

(1)   On a managed basis.
(2) Adjusted for the effect of credit card securitization, managed average assets for Cards were $72 billion in both the 1999 quarter and six months, compared to $66 billion and $58 billion in the 1998 periods.
(3) Adjusted for the effect of credit card securitization, the return on managed assets for Cards was 1.46% and 0.77% in the second quarters of 1999 and 1998, and 1.47% and 0.98% for the six months of 1999 and 1998, respectively.
--------------------------------------------------------------------------------

Cards -- U.S. bankcards, Diners Club, and private label cards -- reported net income of $262 million and $524 million in the 1999 second quarter and six months, up $135 million or 106% and $243 million or 86% from the 1998 periods, reflecting significant improvements in the U.S. bankcards business.

Universal Cards Services ("UCS"), which was acquired in April 1998, contributed approximately $11 million and $9 million to net income in the 1999 second quarter and six months compared with a net loss of $43 million in both 1998 periods. The acquisition of Mellon Bank's credit card portfolio on March 31, 1999 contributed approximately $1 million to net income in the second quarter and six months.

Adjusted revenues, net of interest expense, of $1.958 billion and $3.906 billion in the 1999 second quarter and six months increased $162 million or 9% and $719 million or 23% from the 1998 periods reflecting increases in receivables, including the Mellon acquisition, increased delinquency and other risk-based charges due to pricing actions, and higher interchange fee revenues, offset by lower spreads. The year-to-date increase also reflects the acquisition of UCS in April 1998.

As shown in the following table, on a managed basis, the U.S. bankcards portfolio experienced strong growth in the quarter and the six months reflecting the impact of enhanced target marketing efforts and the acquisition of Mellon Bank's credit card portfolio. The increase in total sales in the six month period also reflects the acquisition of UCS.

                                           Three Months Ended June 30,                   Six Months Ended June 30,
                                         --------------------------------      %       -------------------------------      %
In billions of dollars                        1999            1998          Change          1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions)                         39.8            38.3             4            39.8           38.3             4
Total sales                                   $38.8           $34.0            14           $74.0          $58.2            27
End-of-period receivables                      68.0            60.3            13            68.0           60.3            13
-----------------------------------------===========================================================================================

Total operating expenses of $727 million and $1.456 billion in the 1999 second quarter and six months were up $19 million or 3% and $311 million or 27% from the 1998 periods, reflecting increased advertising and marketing in U.S. bankcards and the Mellon acquisition. The year-to-date increase also reflects the acquisition of UCS.

The adjusted provision for credit losses was $816 million and $1.620 billion in the 1999 second quarter and six months, compared with $883 million and $1.589 billion in the 1998 periods. The increase in the six months reflects the addition of UCS since April 1998. U.S. bankcards managed net credit losses in the 1999 second quarter were $789 million and the related loss ratio was 4.75%, compared with $772 million and 4.79% in the 1999 first quarter and $843 million and 5.73% in the 1998 second quarter. U.S. bankcards managed loans delinquent 90 days or more were $942 million or 1.40% at June 30, 1999, down from $997 million or 1.49% at March 31, 1999 and $942 million or 1.58% at June 30, 1998. The improvement in both the delinquency and net credit loss ratios from a year ago reflects moderating industry-wide bankruptcy trends and previously implemented credit risk management initiatives.

International Consumer

Europe, Middle East, & Africa

                                           Three Months Ended June 30,                   Six Months Ended June 30,
                                         --------------------------------      %       -------------------------------      %
In millions of dollars                        1999            1998          Change          1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $537            $496             8          $1,071           $967            11
Adjusted operating expenses (1)                 340             337             1             681            655             4
Provision for credit losses                      72              67             7             147            137             7
                                         --------------------------------              -------------------------------
Core income before taxes                        125              92            36             243            175            39
Income taxes                                     47              36            31              91             68            34
                                         --------------------------------              -------------------------------
Core income                                      78              56            39             152            107            42
Restructuring-related items, after-tax            3              --            NM               9             --            NM
                                         --------------------------------              -------------------------------
Net income                                     $ 75            $ 56            34          $  143           $107            34
-----------------------------------------===========================================================================================
Average assets (in billions of dollars)         $21             $21            --             $21            $21            --
Return on assets                               1.43%           1.07%                         1.37%          1.03%
-----------------------------------------===========================================================================================
Excluding restructuring-related items
Return on assets                               1.49%           1.07%                         1.46%          1.03%
-----------------------------------------===========================================================================================

(1)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Europe, Middle East, & Africa (EMEA) -- which provides banking and lending services, including credit and charge cards, to customers throughout the region -- reported core income of $78 million and $152 million in the 1999 second quarter and six months, up $22 million or 39% and $45 million or 42% from the 1998 periods, reflecting growth across Western Europe, particularly Germany and Greece. Net income of $75 million and $143 million in the 1999 second quarter and six months included restructuring-related items of $3 million ($5 million pretax) and $9 million ($15 million pretax).

As shown in the following table, EMEA reported 7% account growth from a year ago primarily reflecting loan growth, including credit cards.

                                           Three Months Ended June 30,                   Six Months Ended June 30,
                                         --------------------------------      %       -------------------------------      %
In billions of dollars                        1999            1998          Change          1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions)                          9.8             9.2             7             9.8            9.2             7
Average customer deposits                     $16.5           $16.5            --           $16.6          $16.5             1
Average loans                                  16.0            15.4             4            16.1           15.2             6
-----------------------------------------===========================================================================================

Revenues, net of interest expense, of $537 million and $1.071 billion in the 1999 second quarter and six months grew $41 million or 8% and $104 million or 11% from the 1998 periods, reflecting loan growth, improved spreads, and higher investment product fees, principally in Western Europe. Adjusted operating expenses of $340 million and $681 million in the 1999 second quarter and six months increased slightly in the quarter and were up $26 million or 4% in the six months, reflecting costs associated with franchise expansion in Central and Eastern Europe.

The provision for credit losses was $72 million and $147 million in the 1999 second quarter and six months, up from $67 million and $137 million in the 1998 periods. The net credit loss ratio was 1.71% in both the 1999 and 1998 second quarters. Loans delinquent 90 days or more were $882 million or 5.50% at June 30, 1999, down from $887 million or 5.80% at June 30, 1998.

Asia Pacific

                                           Three Months Ended June 30,                   Six Months Ended June 30,
                                         --------------------------------      %       -------------------------------      %
In millions of dollars                        1999            1998          Change          1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $544            $457            19          $1,063           $880            21
Adjusted operating expenses (1)                 282             253            11             549            490            12
Provision for credit losses                      89              64            39             177            114            55
                                         --------------------------------              -------------------------------
Core income before taxes                        173             140            24             337            276            22
Income taxes                                     65              54            20             127            107            19
                                         --------------------------------              -------------------------------
Core income                                     108              86            26             210            169            24
Restructuring-related items, after-tax            2              --            NM               9             --            NM
                                         --------------------------------              -------------------------------
Net income                                     $106            $ 86            23          $  201           $169            19
-----------------------------------------===========================================================================================
Average assets (in billions of dollars)         $29             $28             4             $29            $27             7
Return on assets                               1.47%           1.23%                         1.40%          1.26%
-----------------------------------------===========================================================================================
Excluding restructuring-related items
Return on assets                               1.49%           1.23%                         1.46%          1.26%
-----------------------------------------===========================================================================================

(1)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Asia Pacific (including Japan and Australia) -- which provides banking and lending services, including credit and charge cards, to customers throughout the region -- reported core income of $108 million and $210 million in the 1999 second quarter and six months, up from $86 million and $169 million in the 1998 periods, as the region continues to rebound from weak 1998 results. Net income of $106 million and $201 million in the 1999 second quarter and six months included restructuring-related items of $2 million ($4 million pretax) and $9 million ($15 million pretax).

As shown in the following table, Asia Pacific accounts grew 26% from 1998, driven by double digit growth in both customer deposits and loans, reflecting significant increases in Japan and economic stabilization in certain countries. Deposit volumes and accounts continued to benefit from a "flight to quality" in the region.

                                           Three Months Ended June 30,                   Six Months Ended June 30,
                                         --------------------------------      %       -------------------------------      %
In billions of dollars                        1999            1998          Change          1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions)                          8.3             6.6            26             8.3            6.6            26
Average customer deposits                     $41.0           $34.9            17           $40.5          $34.1            19
Average loans                                  22.9            19.7            16            22.5           19.6            15
-----------------------------------------===========================================================================================

Revenues, net of interest expense, of $544 million and $1.063 billion in the 1999 second quarter and six months increased $87 million or 19% and $183 million or 21% from the 1998 periods, reflecting strong performance in Japan and business volume growth and higher spreads in most other countries. Adjusted operating expenses in the quarter and six months were up $29 million or 11% and $59 million or 12% from the 1998 periods, reflecting higher marketing and program spending in Japan, Korea, and Singapore as well as business volume growth. The increase in the six month period also reflects marketing and program spending in Taiwan and the Philippines.

The provision for credit losses was $89 million and $177 million in the 1999 second quarter and six months, up from $64 million and $114 million in the 1998 periods. The net credit loss ratio was 1.33% in the quarter, up from 1.17% a year ago, but down from 1.43% in the 1999 first quarter. Loans delinquent 90 days or more of $509 million or 2.17% at June 30, 1999 increased from $324 million or 1.64% a year ago and declined from $513 million or 2.31% at March 31, 1999. The increases in the provision, the net credit loss ratio, and delinquency ratio from a year ago primarily reflect increases in Taiwan and Hong Kong; however, net credit losses and delinquencies declined from the 1999 first quarter.

Latin America

                                           Three Months Ended June 30,                   Six Months Ended June 30,
                                         --------------------------------      %       -------------------------------      %
In millions of dollars                        1999            1998          Change          1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $503            $370            36            $969           $724            34
Adjusted operating expenses (1)                 302             248            22             594            481            23
Provision for credit losses                     135              61           121             236            110           115
                                         --------------------------------              -------------------------------
Core income before taxes                         66              61             8             139            133             5
Income taxes                                     22              24            (8)             47             53           (11)
                                         --------------------------------              -------------------------------
Core income                                      44              37            19              92             80            15
Restructuring-related items, after-tax            8              --            NM              18             --            NM
                                         --------------------------------              -------------------------------
Net income                                     $ 36            $ 37            (3)           $ 74           $ 80            (8)
-----------------------------------------===========================================================================================
Average assets (in billions of dollars)         $15             $10            50             $14            $10            40
Return on assets                               0.96%           1.48%                         1.07%          1.61%
-----------------------------------------===========================================================================================
Excluding restructuring-related items
Return on assets                               1.18%           1.48%                         1.33%          1.61%
-----------------------------------------===========================================================================================

(1)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Latin America -- which provides banking and lending services, including credit and charge cards, to customers throughout the region -- reported core income of $44 million and $92 million in the 1999 second quarter and six months, up $7 million or 19% and $12 million or 15% from the 1998 periods, reflecting the effect of certain acquisitions and an increase in earnings from Credicard, a 33%-owned Brazilian Card affiliate, partially offset by a higher provision for credit losses. Net income of $36 million and $74 million in the 1999 second quarter and six months included restructuring-related items of $8 million ($12 million pretax) and $18 million ($28 million pretax). Average assets of $15 billion in the quarter and $14 billion in the six months increased 50% and 40% from the 1998 periods due to acquisitions in the region.

The Brazilian currency devaluation in the 1999 first quarter exacerbated the deteriorating economic conditions in the region. The devaluation significantly contributed to the 1999 second quarter and six months foreign currency translation effects that reduced revenue growth by 10% in both periods and expense growth by 7% and 9%, respectively.

As shown in the following table, Latin America experienced strong business volume growth, principally due to the effect of acquisitions. Customer deposit growth also reflects a "flight to quality" in the region.

                                           Three Months Ended June 30,                   Six Months Ended June 30,
                                         --------------------------------      %       -------------------------------      %
In billions of dollars                        1999            1998          Change          1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions)                          7.2             5.5            31             7.2            5.5            31
Average customer deposits                     $13.5            $9.3            45           $13.1           $9.1            44
Average loans                                   8.1             7.9             3             7.9            7.7             3
-----------------------------------------===========================================================================================

Revenues, net of interest expense, of $503 million and $969 million in the 1999 second quarter and six months were up $133 million or 36% and $245 million or 34% from the 1998 periods, reflecting acquisitions in the region, increased earnings from Credicard, and account and business volume growth, partially offset by reduced spreads. Adjusted operating expenses grew $54 million or 22% and $113 million or 23% in the quarter and six months, reflecting acquisitions in the region. Efficiency efforts contributed to a 3% decline in expenses in the quarter excluding the effect of acquisitions and foreign currency translation.

The provision for credit losses was $135 million and $236 million in the 1999 second quarter and six months, up from $61 million and $110 million in the 1998 periods. The net credit loss ratio of 6.17% in the 1999 second quarter increased from 2.88% in the 1998 second quarter. Loans delinquent 90 days or more of $346 million or 4.32% at June 30, 1999 increased from $209 million or 2.61% at June 30, 1998. The increases in the provision, the net credit loss ratio, and delinquency ratio reflect economic conditions in the region, particularly in Argentina and Chile.

Global Private Bank

                                           Three Months Ended June 30,                   Six Months Ended June 30,
                                         --------------------------------      %       -------------------------------      %
In millions of dollars                        1999            1998          Change          1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $299            $285             5            $572           $549             4
Total operating expenses                        181             179             1             355            355            --
Provision (benefit) for credit losses             2              --            NM              10             (7)          243
                                         --------------------------------              -------------------------------
Income before taxes                             116             106             9             207            201             3
Income taxes                                     43              42             2              77             79            (3)
                                         --------------------------------              -------------------------------
Net income                                     $ 73            $ 64            14            $130           $122             7
-----------------------------------------===========================================================================================
Average assets (in billions of dollars)         $19             $16            19             $19            $16            19
Return on assets                               1.54%           1.60%                         1.38%          1.54%
-----------------------------------------===========================================================================================

NM    Not meaningful
--------------------------------------------------------------------------------

Global Private Bank -- which provides personalized wealth management services for high net-worth clients around the world -- reported net income of $73 million and $130 million in the 1999 second quarter and six months, up $9 million or 14% and $8 million or 7% from the 1998 periods, primarily reflecting revenue growth, particularly in the U.S. and Japan.

Client business volumes under management were $126 billion at June 30, 1999, up from $119 billion at March 31, 1999 and $108 billion a year ago, reflecting growth in the U.S., Europe, and Japan.

Total revenues, net of interest expense, were $299 million and $572 million in the quarter and six months, up $14 million or 5% and $23 million or 4% from 1998. The increases reflected growth in net interest income, placement and performance fee revenues, partially offset by reduced customer-based trading-related revenue. Regionally, strong revenue growth in the U.S. and Japan was partially offset by weakness in Asia Pacific, excluding Japan.

Total operating expenses of $181 million in the quarter and $355 million in the six months were up $2 million or 1% from the year ago quarter, and were unchanged year-to-date, as an 8% reduction in staffing levels was offset by higher incentive compensation and technology expenses.

The provision for credit losses was $2 million and $10 million for the 1999 quarter and six months, compared with no provision in the 1998 quarter and a benefit of $7 million in the six months. In the 1999 quarter, the reduction in Asia Pacific write-offs was more than offset by the reduction in the U.S credit recoveries. The year-to-date change was driven by the substantial reduction in U.S. credit recoveries. Loans 90 days or more past due also continued to remain low at $162 million or 0.88% of loans at June 30, 1999, compared to $191 million or 1.10% at March 31, 1999 and $197 million or 1.23% at June 30, 1998.

e-Citi

                                           Three Months Ended June 30,                   Six Months Ended June 30,
                                         --------------------------------      %       -------------------------------      %
In millions of dollars                        1999            1998          Change          1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $ 55            $ 34            62           $ 109          $  64            70
Total operating expenses                        128              94            36             241            172            40
Provision for credit losses                       1               1            --               2              2            --
                                         --------------------------------              -------------------------------
Loss before tax benefits                        (74)            (61)           21            (134)          (110)           22
Income tax benefits                             (30)            (24)           25             (54)           (43)           26
                                         --------------------------------              -------------------------------
Net loss                                       $(44)           $(37)           19          $  (80)         $ (67)           19
-----------------------------------------===========================================================================================

e-Citi -- the business responsible for developing and implementing the Company's internet financial services products and e-commerce solutions -- reported net losses of $44 million and $80 million in the 1999 second quarter and six months, compared to $37 million and $67 million in the 1998 periods.

Revenues, net of interest expense, were $55 million and $109 million in the 1999 second quarter and six months, up from $34 million and $64 million in the 1998 periods, reflecting business volume increases in certain electronic banking services. Total operating expenses of $128 million and $241 million in the quarter and six months increased from $94 million and $172 million in the 1998 periods, reflecting business volume increases and continued investment in internet-based and other electronic financial services as well as other e-commerce solutions.

Other Consumer

                                                                 Three Months Ended June 30,         Six Months Ended June 30,
                                                              ----------------------------------------------------------------------
In millions of dollars                                              1999              1998             1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                             $ 36              $ 20             $ 73              $ 50
Total operating expenses                                              78                45              141                80
                                                              ----------------------------------------------------------------------
Loss before tax benefits                                             (42)              (25)             (68)              (30)
Income tax benefit                                                   (15)              (14)             (27)              (20)
                                                              ----------------------------------------------------------------------
Net loss                                                            $(27)             $(11)            $(41)             $(10)
--------------------------------------------------------------======================================================================

Other Consumer -- which includes certain treasury operations and global marketing and other programs - reported net losses of $27 million and $41 million in the 1999 second quarter and six months, up from $11 million and $10 million in the 1998 periods, reflecting higher costs associated with global advertising and marketing initiatives.

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

Consumer Loan Delinquency Amounts, Net Credit Losses, and Ratios

                                     Total                                           Average
                                     Loans        90 Days or More Past Due (1)        Loans           Net Credit Losses (1)
                                  --------------------------------------------------------------------------------------------------
In millions of dollars             June 30,     June 30,    Mar. 31,    June 30,    2nd Qtr.     2nd Qtr.    1st Qtr.    2nd Qtr.
  except loan amounts in billions    1999         1999        1999        1998        1999         1999        1999        1998
------------------------------------------------------------------------------------------------------------------------------------
Citibanking North America          $   8.0     $    96       $  107      $  119     $   8.1      $   26       $   28      $   31
Ratio                                             1.20%        1.33%       1.39%                   1.31%        1.35%       1.49%
Mortgage Banking                      27.5         575          610         634        27.3          11           13          18
Ratio                                             2.09%        2.29%       2.67%                   0.17%        0.20%       0.31%
U.S. Bankcards                        67.5         942          997         942        67.0         789          772         843
Ratio                                             1.40%        1.49%       1.58%                   4.75%        4.79%       5.73%
Other Cards                            2.5          46           46          40         2.4          21           18          17
Ratio                                             1.80%        1.86%       1.61%                   3.33%        3.25%       2.77%
Europe, Middle East & Africa          16.0         882          878         887        16.0          68           73          65
Ratio                                             5.50%        5.45%       5.80%                   1.71%        1.81%       1.71%
Asia Pacific                          23.4         509          513         324        22.9          76           78          58
Ratio                                             2.17%        2.31%       1.64%                   1.33%        1.43%       1.17%
Latin America                          8.0         346          292         209         8.1         124           91          57
Ratio                                             4.32%        3.75%       2.61%                   6.17%        4.74%       2.88%
Global Private Bank                   18.4         162          191         197        18.0           2            8           -
Ratio                                             0.88%        1.10%       1.23%                   0.05%        0.18%         NM
Other                                  1.1           2            2           2         1.0           1            1           1

------------------------------------------------------------------------------------------------------------------------------------
Total managed                        172.4       3,560        3,636       3,354       170.8       1,118        1,082       1,090
Ratio                                             2.06%        2.16%       2.18%                   2.62%        2.64%       2.87%
------------------------------------------------------------------------------------------------------------------------------------
Securitized credit card
  receivables                        (47.1)       (650)        (686)       (601)      (46.4)       (538)        (553)       (542)
Loans held for sale                   (6.1)        (35)         (39)        (40)       (5.8)        (29)         (32)        (37)
------------------------------------------------------------------------------------------------------------------------------------
Consumer loans                      $119.2      $2,875       $2,911      $2,713      $118.6      $  551       $  497      $  511
Ratio                                             2.41%        2.49%       2.52%                   1.86%        1.71%       1.85%
----------------------------------==================================================================================================

(1) The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.
NM    Not meaningful.
--------------------------------------------------------------------------------

Consumer Loan Balances, Net of Unearned Income

                                                  End of Period                                            Average
                                    ------------------------------------------            ------------------------------------------
                                      June 30,      Mar. 31,      June 30,                  2nd Qtr.      1st Qtr.      2nd Qtr.
In billions of dollars                  1999          1999          1998                      1999          1999          1998
------------------------------------------------------------------------------            ------------------------------------------
Total managed                          $172.4        $168.5         $153.8                   $170.8        $166.6         $152.2
Securitized credit card receivables     (47.1)        (46.4)         (41.3)                   (46.4)        (44.0)         (36.8)
Loans held for sale                      (6.1)         (5.3)          (4.7)                    (5.8)         (4.9)          (4.6)
                                    ------------------------------------------            ------------------------------------------
Consumer loans                         $119.2        $116.8         $107.8                   $118.6        $117.7         $110.8
------------------------------------================================================================================================

Total delinquencies 90 days or more past due in the managed portfolio were $3.6 billion with a related delinquency ratio of 2.06% at June 30, 1999, compared with $3.6 billion or 2.16% at March 31, 1999 and $3.4 billion or 2.18% at June 30, 1998. Total managed net credit losses in the 1999 second quarter were $1.1 billion and the related loss ratio was 2.62%, compared with $1.1 billion and 2.64% in the 1999 first quarter and $1.1 billion and 2.87% in the 1998 second quarter. For a discussion on trends by business, see business discussions on pages 4-11.

The portion of Citicorp's allowance for credit losses attributed to the consumer portfolio was $3.0 billion at June 30, 1999, compared with $2.9 billion at March 31, 1999 and $2.9 billion at June 30, 1998. The allowance as a percentage of loans on the balance sheet was 2.50% at June 30, 1999, compared with 2.52% at March 31, 1999 and 2.65% at June 30, 1998. The attribution of the allowance is made for analytical purposes only and may change from time to time.

Net credit losses and the related loss ratios may increase from the 1999 second quarter as a result of global economic conditions, particularly in Latin America and Asia Pacific, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors. Additionally, delinquencies could remain at relatively high levels. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 17.

GLOBAL CORPORATE

                                           Three Months Ended June 30,                   Six Months Ended June 30,
                                         --------------------------------      %       -------------------------------      %
In millions of dollars                        1999            1998          Change          1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense      $2,095          $2,123            (1)         $4,320         $4,069             6
Adjusted operating expenses (1)               1,262           1,330            (5)          2,543          2,540             -
Provision for credit losses                     110              28           293             221             93           138
                                         --------------------------------              -------------------------------
Core income before taxes                        723             765            (5)          1,556          1,436             8
Income taxes                                    270             284            (5)            581            535             9
                                         --------------------------------              -------------------------------
Core income                                     453             481            (6)            975            901             8
Restructuring-related items, after-tax            3              --            NM               7             --            NM
                                         --------------------------------              -------------------------------
Net income                                   $  450          $  481            (6)         $  968         $  901             7
-----------------------------------------===========================================================================================
Average assets (in billions of dollars)        $163            $168            (3)           $166           $167            (1)
Return on assets                               1.11%           1.15%                         1.18%          1.09%
-----------------------------------------===========================================================================================
Excluding restructuring-related items
Return on assets                               1.11%           1.15%                         1.18%          1.09%
-----------------------------------------===========================================================================================

(1)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Global Corporate provides corporations, governments, institutions and investors in 100 countries with a broad range of financial products and services.

Global Corporate core income was $453 million and $975 million in the 1999 second quarter and six months, down $28 million or 6% and up $74 million or 8% from 1998. The 1999 second quarter increase reflects core income growth of $53 million or 22% in the Emerging Markets, partially offset by a decline of $81 million or 34% in Global Relationship Banking (GRB). The six month comparison reflects core income growth of $113 million or 23% in the Emerging Markets, partially offset by a decline of $39 million or 10% in GRB. The GRB comparisons are affected by $104 million in after-tax items due to the disposition of real estate investments and a related real estate recovery in the second quarter of 1998. Excluding these items, GRB core income grew $23 million or 17% in the second quarter of 1999 and $65 million or 22% in the six month comparison.

The Emerging Markets core income growth was driven by increased revenues in loans and securities transactions in the quarterly comparison, and primarily by higher foreign exchange and trading, and loan revenues in the six month comparison. Excluding the $104 million of 1998 real estate items, GRB's core income growth was a result of lower expenses in the quarterly comparison and higher structured products revenues and lower expenses in the six month comparison.

The businesses of Global Corporate are significantly affected by the levels of activity in the global capital markets which, in turn, are influenced by macroeconomic and political policies and developments, among other factors, in the 100 countries in which the businesses operate. Global economic exigencies can have both positive and negative effects on the revenue performance of the businesses and can negatively affect credit performance. In particular, levels of foreign exchange and trading revenues, securities transactions, and net asset gains may fluctuate in the future as a result of market and asset-specific factors. Losses on commercial lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly defined business or loan type, or due to global economic developments. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 17.

Emerging Markets

                                           Three Months Ended June 30,                   Six Months Ended June 30,
                                         --------------------------------      %       -------------------------------      %
In millions of dollars                        1999            1998          Change          1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense      $1,087            $972            12          $2,225         $1,929            15
Adjusted operating expenses (1)                 505             505            --           1,009            982             3
Provision for credit losses                     110              79            39             225            141            60
                                         --------------------------------              -------------------------------
Core income before taxes                        472             388            22             991            806            23
Income taxes                                    177             146            21             376            304            24
                                         --------------------------------              -------------------------------
Core income                                     295             242            22             615            502            23
Restructuring-related items, after-tax            1              --            NM               2             --            NM
                                         --------------------------------              -------------------------------
Net income                                   $  294            $242            21          $  613         $  502            22
-----------------------------------------===========================================================================================
Average assets (in billions of dollars)         $83             $75            11             $82            $75             9
Return on assets                               1.42%           1.29%                         1.51%          1.35%
-----------------------------------------===========================================================================================
Excluding restructuring-related items
Return on assets                               1.43%           1.29%                         1.51%          1.35%
-----------------------------------------===========================================================================================

(1)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Emerging Markets core income was $295 million and $615 million in the 1999 second quarter and six months, up $53 million or 22% and $113 million or 23% from 1998. Return on assets, excluding restructuring-related items, was 1.43% in the 1999 second quarter, up from 1.29% in 1998. In the six months ended June 30, 1999, return on assets, excluding restructuring-related items, was 1.51%, up from 1.35% in the six months ended June 30, 1998.

Revenues, net of interest expense, were $1.087 billion and $2.225 billion in the 1999 second quarter and six months, up $115 million or 12% and $296 million or 15%, respectively, from 1998. The second quarter reflects strong growth in Latin America attributable to foreign exchange and trading, loans, and transaction banking revenues. Second quarter revenues in Asia and CEEMEA (Central and Eastern Europe, Middle East and Africa) were essentially unchanged as lower foreign exchange and trading revenues offset higher gains from securities transactions. The six month comparison reflects revenue growth in Latin America in foreign exchange and trading, loans, and trade finance. This was partially offset by revenue reduction in Asia due to high foreign exchange and trading revenues in 1998.

Adjusted operating expenses were well-controlled and flat in the quarterly comparison, while showing a 3% increase in the six month comparison. In the quarterly comparison, investment spending to gain market share in selected emerging market countries was essentially funded by savings from the 1997 and 1998 restructuring actions and other expense savings initiatives. Expenses also benefited from the effect of foreign currency translation. The six month comparison expense growth of $27 million primarily reflects investment spending to gain market share in selected emerging market countries.

The 1999 second quarter provision for credit losses totaled $110 million, up $31 million from 1998, but declined $5 million from the 1999 first quarter. The increase was in the Middle East and Latin America. The 1999 six month provision for credit losses was $225 million, up $84 million from 1998, with the increase spread across Latin America, Asia and the Middle East.

Cash-basis loans were $1.197 billion at June 30, 1999, reflecting an increase of $102 million from March 31, 1999, and an increase of $216 million from June 30, 1998. The higher cash basis loans in both these comparisons were due to increases in Latin America and CEEMEA, partially offset by reductions in Asia. See the tables entitled "Cash-Basis, Renegotiated, and Past Due Loans" on page 35.

While economic conditions can be volatile in any country or group of countries, Citicorp does not expect significant quarter-to-quarter increases in Emerging Markets net credit losses or cash-basis loans during the remainder of 1999. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 17.

Average assets of $83 billion in the 1999 second quarter and $82 billion in the 1999 six months reflected growth of $8 billion and $7 billion, respectively. This growth was driven by higher loans, trading assets and trade finance.

Global Relationship Banking

                                           Three Months Ended June 30,                   Six Months Ended June 30,
                                         --------------------------------      %       -------------------------------      %
In millions of dollars                        1999            1998          Change          1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense      $1,008          $1,151           (12)         $2,095         $2,140            (2)
Adjusted operating expenses (1)                 757             825            (8)          1,534          1,558            (2)
Provision (benefit) for credit losses             -             (51)           NM              (4)           (48)           92
                                         --------------------------------              -------------------------------
Core income before taxes                        251             377           (33)            565            630           (10)
Income taxes                                     93             138           (33)            205            231           (11)
                                         --------------------------------              -------------------------------
Core income                                     158             239           (34)            360            399           (10)
Restructuring-related items, after-tax            2              --            NM               5             --            NM
                                         --------------------------------              -------------------------------
Net income                                   $  156          $  239           (35)         $  355         $  399           (11)
-----------------------------------------===========================================================================================
Average assets (in billions of dollars)         $80             $93           (14)            $84            $92            (9)
Return on assets                               0.78%           1.03%                         0.85%          0.87%
-----------------------------------------===========================================================================================
Excluding restructuring-related items
Return on assets                               0.79%           1.03%                         0.86%          0.87%
-----------------------------------------===========================================================================================

(1)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Core income from Global Relationship Banking in North America, Europe and Japan was $158 million and $360 million in the 1999 second quarter and six months, respectively. This represents a decline of $81 million or 34% in the second quarter comparison and a decline of $39 million or 10% in the six month comparison. The 1998 second quarter included $104 million in after-tax items due to the disposition of real estate investments and a related real estate recovery. Excluding these items, GRB core income grew $23 million or 17% in the second quarter of 1999 and $65 million or 22% in the six month comparison.

In the 1999 second quarter, revenues, net of interest expense, of $1.008 billion declined $143 million or 12% from 1998, although revenues were essentially flat excluding the effect of the 1998 real estate gains. Strong growth in corporate finance and moderate growth in transaction services were offset by a lower level of foreign exchange and trading revenues. In the six month comparison, revenues declined by 2%, although excluding the effect of the 1998 real estate gains, revenues grew 4%. The six month revenue growth was driven by increases in structured products revenues and transaction services.

Adjusted operating expenses were $757 million and $1.534 billion in the 1999 second quarter and six months, down $68 million or 8% and $24 million or 2%, respectively, from 1998. This decrease in expenses was due to business integration initiatives with SSB and lower EMU and Year 2000 expenses.

The 1999 provisions (benefits) for credit losses were negligible, compared with net recoveries (primarily real estate) in both 1998 periods. Cash-basis loans were $279 million at June 30, 1999, reflecting decreases of $29 million from March 31, 1999 and $21 million from June 30, 1998. The Other Real Estate Owned portfolio was $178 million at June 30, 1999 and declined $34 million from March 31, 1999 and $146 million from June 30, 1998. See the tables entitled "Cash-Basis, Renegotiated, and Past Due Loans" and "Other Real Estate Owned and Assets Pending Disposition" on page 35.

Average assets of $80 billion in the 1999 second quarter declined $13 billion from 1998, while the 1999 six month average of $84 billion declined $8 billion. These declines reflect the transfer of certain fixed income and equity businesses to SSB and lower trading assets.

ASSET MANAGEMENT

                                           Three Months Ended June 30,                   Six Months Ended June 30,
                                         --------------------------------      %       -------------------------------      %
In millions of dollars                        1999            1998          Change          1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense         $81             $90           (10)           $181           $178             2
Total operating expenses                         88              80            10             177            155            14
                                         --------------------------------              -------------------------------
Income (loss) before taxes                       (7)             10          (170)              4             23           (83)
Income taxes (benefits)                          (3)              3          (200)              1              7           (86)
                                         --------------------------------              -------------------------------
Net income (loss)                               $(4)            $ 7          (157)           $  3           $ 16           (81)
-----------------------------------------===========================================================================================
Assets under management
  (in billions of dollars) (1)                 $146            $122            19            $146           $122            19
-----------------------------------------===========================================================================================

(1) Includes $35 billion and $31 billion in the 1999 and 1998 second quarters, respectively, for Global Private Bank clients.
--------------------------------------------------------------------------------

Citibank Asset Management offers institutional, high net worth, and retail clients a broad range of investment disciplines from global investment centers around the world. Products and services offered include mutual funds, closed-end funds, and separately managed accounts.

Asset Management's net loss of $4 million in the 1999 second quarter compared to net income of $7 million in the 1998 second quarter, reflected lower revenues and increased expenses from continued investments in the business' infrastructure. For the six months ended June 30, 1999, net income of $3 million was down $13 million, an 81% decrease from 1998.

Assets under management rose 19% from the 1998 second quarter to $146 billion, as growth continued across all product categories. Managed account assets grew $11 billion, up 19% from the 1998 second quarter. Money fund and long-term mutual fund assets grew by 39% and 14%, respectively. Contributing to money fund growth in the second quarter was an increase in institutional liquidity funds resulting from increased selling efforts through Global Relationship Banking. Long-term mutual fund growth reflects increased mutual fund sales through the Europe Consumer Bank with sales from new initiatives including CitiEuroland Funds as well as the new CitiFunds Mutual Funds offered in Japan.

Revenues, net of interest expense, decreased $9 million or 10% to $81 million in the second quarter and increased $3 million or 2% to $181 million year-to-date. The decrease in the quarter was principally due to lower performance fee revenues and the impact of exchange rates in Brazil. Additionally, the growth rate of advisory fees did not keep pace with the growth rate of assets under management due to a change in the mix of assets to lower yielding products, such as corporate liquidity. Year-to-date revenue growth did not keep pace with assets under management growth due to the impact of exchange rates in Brazil and the change in the mix of assets to lower yielding products.

Operating expenses increased $8 million or 10% to $88 million in the quarter, and increased $22 million or 14% to $177 million year-to-date. These increases primarily reflected efforts to build Asset Management's investment research and quantitative analysis capabilities.

CORPORATE/OTHER

                                           Three Months Ended June 30,                   Six Months Ended June 30,
                                         --------------------------------      %       -------------------------------      %
In millions of dollars                        1999            1998          Change          1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $ 80           $ (23)          448           $ 138          $ (74)          286
Adjusted operating expenses (1)                 149              92            62             287            199            44
                                         --------------------------------              -------------------------------
Business loss before tax benefits               (69)           (115)          (40)           (149)          (273)          (45)
Income tax benefits                             (21)            (30)          (30)            (46)           (77)          (40)
                                         --------------------------------              -------------------------------
Business loss                                   (48)            (85)          (44)           (103)          (196)          (47)
Restructuring-related items, after-tax            8              --            NM              15             --            NM
                                         --------------------------------              -------------------------------
Net loss                                       $(56)          $ (85)          (34)          $(118)         $(196)          (40)
-----------------------------------------===========================================================================================

(1)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Corporate/Other includes certain net treasury results, and corporate staff and other corporate expenses. Total revenues of $80 million and $138 million in the 1999 second quarter and six months increased $103 million and $212 million respectively from 1998, primarily reflecting lower funding costs. Adjusted operating expenses of $149 million and $287 million in the 1999 second quarter and six months up from $92 million and $199 million in the respective prior year periods reflect increases in certain technology expenses and other unallocated corporate costs, partially offset in the 1999 second quarter by lower corporate staff expenses, largely resulting from a 15% reduction in headcount.

INVESTMENT ACTIVITIES

                                           Three Months Ended June 30,                   Six Months Ended June 30,
                                         --------------------------------      %       -------------------------------      %
In millions of dollars                        1999            1998          Change          1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $233            $446           (48)           $356           $921           (61)
Total operating expenses                         16              13            23              30             24            25
Provision (benefit) for credit losses            --              --            --              --            (10)           NM
                                         --------------------------------              -------------------------------
Income before taxes                             217             433           (50)            326            907           (64)
Income taxes                                     75             145           (48)            112            304           (63)
                                         --------------------------------              -------------------------------
Net income                                     $142            $288           (51)           $214           $603           (65)
-----------------------------------------===========================================================================================

NM    Not meaningful
--------------------------------------------------------------------------------

Investment Activities comprises venture capital and certain corporate investment activities, and the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature. Investment Activities net income of $142 million and $214 million for the 1999 second quarter and six months was down $146 million or 51% and $389 million or 65% from the 1998 periods.

Revenues, net of interest expense, of $233 million for the 1999 second quarter declined $213 million or 48% from the 1998 second quarter, reflecting a $195 million decrease in securities transactions to $64 million, partially offset by a $24 million increase in venture capital revenues to $195 million. For the six months ended June 30, 1999, revenues of $356 million decreased $565 million or 61% from the same period in 1998, reflecting a $394 million decrease in securities transactions to $70 million, coupled with a $102 million decrease in venture capital revenues to $333 million. The decreases in securities transactions resulted from lower revenues from sales of Brazilian Brady Bonds.

Investment Activities results may fluctuate in the future due to market and asset-specific factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 17.

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

Citicorp is highly dependent on computer systems and system applications for conducting its ongoing business functions. The inability of systems to recognize properly the year 2000 could result in major systems failure or miscalculations that would disrupt Citicorp's ability to meet its customer and other obligations on a timely basis, and Citicorp has engaged in a worldwide process of identifying, assessing, and modifying its computer programs to address this issue. As part of and following achievement of year 2000 compliance, systems are subjected to a process that validates the modified programs before they can be used in production.

The pre-tax cost associated with the required modifications and conversions is expected to total approximately $720 million through 1999. This cost, which represents an increase of $60 million from previous estimates, is being funded from a combination of a reprioritization of technology development initiatives and incremental costs and is being expensed as incurred. Of the total, approximately $620 million has been incurred-to-date, including approximately $130 million in the first six months of 1999, of which approximately $60 million was incurred in the second quarter.

Substantially all of the required modification and internal testing work has been completed, including modification of all critical systems, and Citicorp continues to make satisfactory progress towards full completion of its year 2000 program. The remainder of 1999 will be spent primarily to address completion of the remaining external testing, integration testing, and production assurance.

Citicorp's year 2000 program encompasses a range of other matters, including business applications to be sunset (that is, removed from use in favor of replacement applications), end-user computing applications, networks, data centers, desktops, facilities, business processes, and external providers. Substantially all of the investigation and necessary remediation of these matters has been completed, and substantially all are considered compliant.

Citicorp is also addressing year 2000 issues that may exist with other significant third parties with which it interfaces, including customers and counterparties, the global financial market infrastructure including payment and clearing systems, and the utility infrastructure on which all corporations rely. Unreadiness by these third parties would expose Citicorp to the potential for loss, impairment of business processes and activities, and disruption of financial markets. Citicorp is addressing these risks worldwide through bilateral and multiparty efforts and participation in industry, country, and global initiatives. While significant third parties are generally engaged in efforts intended to address and resolve their year 2000 issues on a timely basis, it is possible that a series of failures by third parties could have a material adverse effect on Citicorp's results of operations in future periods.

Citicorp is creating contingency plans intended to address perceived risks associated with its year 2000 effort. These activities include business resumption planning to address the possibility of systems failure, and market resumption planning to address the possibility of failure of systems or processes outside Citicorp's control. Contingency planning, and preparations for the management of the date change, will continue worldwide through 1999. Notwithstanding these activities, the failure of efforts to address in a timely manner the year 2000 problem could have a material adverse effect on the Company's results of operations in future periods.

The Company's expectations with respect to remediation of and claims from customers with respect to year 2000 issues constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" below.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could". These forward-looking statements involve risks and uncertainties including, but not limited to: global economic conditions, particularly in Latin America and Asia Pacific, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors; changes in general economic conditions, including the performance of global financial markets, risks associated with fluctuating levels of foreign exchange and trading revenues, securities transactions, net asset gains, and losses on commercial lending activities, particularly in Emerging Markets; the effect on net income attributable to certain recent acquisitions; interest rates; results of various Investment Activities; customer responsiveness to both new products and distribution channels; the actual cost of year 2000-related remediation and claims, if any.

MANAGING GLOBAL RISK

The Market Risk Management Process

Market risk encompasses liquidity risk and price risk, both of which arise in the normal course of business of a global financial intermediary. Liquidity risk is the risk that some entity, in some location and in some currency, may be unable to meet a financial commitment to a customer, creditor, or investor when due. Price risk is the risk to earnings that arises from changes in interest rates, foreign exchange rates, equity and commodity prices, and in their implied volatilities.

Citicorp business and corporate oversight groups have well-defined market risk management responsibilities. Within each business, a process is in place to control market risk exposure. The risk management process includes the establishment of appropriate market controls, policies and procedures, appropriate senior management risk oversight with thorough risk analysis and reporting, and independent risk management with capabilities to evaluate and monitor risk limits. The risk management process is described in detail in the 1998 Form 10-K.

Across Citicorp, price risk is measured using various tools, including Earnings-at-Risk (EAR), which are applied to interest rate risk in the non-trading portfolios, and Value-at-Risk (VAR), which are applied to the trading portfolios.

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

Citicorp's primary non-trading price risk exposure is to movements in U.S. dollar interest rates. As of June 30, 1999, the rate shift over a four-week defeasance period applied to the U.S. dollar yield curve for purposes of calculating Earnings-at-Risk was 45 basis points. Citicorp also has Earnings-at-Risk in various other currencies; however, there are no significant risk concentrations in any individual non-U.S. dollar currency. As of June 30, 1999, the rate shifts applied to these currencies for purposes of calculating Earnings-at-Risk ranged from 27 to 1,991 basis points, over a four-week defeasance period.

The following table illustrates that, as of June 30, 1999, a 45 basis point increase in the U.S. dollar yield curve would have a potential negative impact on Citicorp's pre-tax earnings of approximately $133 million in the next twelve months, and approximately $38 million for the total five-year period 1999-2004. A two standard deviation increase in non-U.S. dollar interest rates would have a potential negative impact on Citicorp's pre-tax earnings of approximately $120 million in the next twelve months, and approximately $189 million for the five-year period 1999-2004.

Citicorp Earnings-at-Risk (impact on pre-tax earnings)

                                                                        Assuming a U.S.                  Assuming a Non-U.S.
                                                                      Dollar Rate Move of              Dollar Rate Move of (1)
                                                               ---------------------------------------------------------------------
                                                                    Two Standard Deviations          Two Standard Deviations (2)
                                                               ---------------------------------------------------------------------
In millions of dollars at June 30, 1999                           Increase          Decrease         Increase          Decrease
------------------------------------------------------------------------------------------------------------------------------------
Overnight to three months                                          ($ 69)           $  74             ($ 24)            $ 24
Four to six months                                                   (31)              39               (31)              31
Seven to twelve months                                               (33)              41               (65)              65
                                                               ---------------------------------------------------------------------
Total overnight to twelve months                                    (133)             154              (120)             120
------------------------------------------------------------------------------------------------------------------------------------
Year two                                                             (26)              25               (94)              95
Year three                                                            12              (17)               (7)               7
Year four                                                             45              (50)               15              (15)
Year five                                                             91             (108)               10               (9)
Effect of discounting                                                (27)              31                 7               (7)
                                                               ---------------------------------------------------------------------
Total                                                              ($ 38)           $  35             ($189)            $191
---------------------------------------------------------------=====================================================================

(1) Primarily results from Earnings-at-Risk in Singapore dollar, Hong Kong dollar, Korea won, and Mexico peso.
(2) Total assumes a two standard deviation increase or decrease for every currency, not taking into account any covariance among currencies.
--------------------------------------------------------------------------------

The table above also illustrates that Citicorp's risk profile in the one- to two-year time horizon is directionally similar, but generally tends to reverse in subsequent periods. This reflects the fact that the majority of the derivative instruments utilized to modify repricing characteristics as described above will mature within three years.

The following table summarizes Citicorp's worldwide Earnings-at-Risk over the next 12 months from changes in interest rates, and illustrates that Citicorp's pre-tax earnings in its non-trading activities over the next 12 months would be reduced by an increase in interest rates and would benefit from a decrease in interest rates.

Citicorp Twelve Month Earnings-at-Risk (impact on pre-tax earnings)

                                                               U.S. Dollar                             Non-U.S. Dollar
                                                ------------------------------------------------------------------------------------
                                                  June 30,      Dec. 31,      June 30,      June 30,      Dec. 31,      June 30,
In millions of dollars                              1999          1998          1998          1999          1998          1998
------------------------------------------------------------------------------------------------------------------------------------
Assuming a two standard deviation rate
Increase                                           ($133)         ($148)        ($173)       ($120)          ($93)         ($81)
Decrease                                             154            156           206          120             93            81
------------------------------------------------====================================================================================

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

Citicorp Twelve Month Earnings-at-Risk (excluding effect of derivatives)

                                                               U.S. Dollar                             Non-U.S. Dollar
                                                ------------------------------------------------------------------------------------
                                                  June 30,      Dec. 31,      June 30,      June 30,      Dec. 31,      June 30,
In millions of dollars                              1999          1998          1998          1999          1998          1998
------------------------------------------------------------------------------------------------------------------------------------
Assuming a two standard deviation rate
Increase                                             $ 7           $10           $18         ($137)         ($94)         ($91)
Decrease                                              12            (3)           (6)          138            94            91
------------------------------------------------====================================================================================

During the first six months of 1999, Citicorp's U.S. dollar Earnings-at-Risk for the following 12 months assuming a two standard deviation increase in rates would have had a potential negative impact ranging from approximately $73 million to $133 million in the aggregate at each month end of 1999, compared with a range from $65 million to $173 million at each month end during 1998. The relatively lower U.S. dollar Earnings-at-Risk experienced during the first six months of 1999 was primarily due to the reduction in the level of receive fixed swaps. A two standard deviation increase in non-U.S. dollar interest rates for the following twelve months would have had a potential negative impact ranging from approximately $98 million to $123 million in the aggregate at each month end during the first six months of 1999, compared with a range from $53 million to $98 million during 1998. The higher non-U.S.

dollar Earnings-at-Risk experienced during the 1999 six months primarily reflected the higher interest rate volatility seen across the Asia Pacific region.

Trading Portfolios

A tool for measuring the price risk of trading activities is Value-at-Risk, which estimates the potential pretax loss in market value that could occur over a one-day holding period at a 99% confidence level. The Value-at-Risk method incorporates the market factors to which the value of the trading position is exposed in each market (interest rates, foreign exchange rates, equity and commodity prices), the sensitivity of the position to changes in those market factors, and the volatilities and correlation of those factors. The Value-at-Risk measurement includes the foreign exchange risks that arise in traditional banking businesses as well as in explicit trading positions.

The level of exposure taken depends on the market environment and expectations of future market movements, and will vary from period to period. For Citicorp's major trading centers, the aggregate pretax Value-at-Risk in the trading portfolios was $17 million at June 30, 1999. Daily exposures averaged $19 million in the second quarter of 1999 and ranged from $14 million to $24 million.

The following table summarizes Citicorp's Value-at-Risk in its trading portfolios as of June 30, 1999 and December 31, 1998 along with the second quarter 1999 average.

                                                                                                       1999
                                                                                    June 30,      Second Quarter       Dec. 31,
In millions of dollars                                                                1999            Average            1998
------------------------------------------------------------------------------------------------------------------------------------
Interest rate                                                                           $11              $15               $13
Foreign exchange                                                                          9                9                 7
Equity                                                                                    8                9                 5
All other (primarily commodity)                                                           2                1                 1
Covariance adjustment                                                                   (13)             (15)              (11)
                                                                                ----------------------------------------------------
Total                                                                                   $17              $19               $15
--------------------------------------------------------------------------------====================================================

The table below provides the distribution of Value-at-Risk during the second quarter of 1999.

In millions of dollars                                                                                 High              Low
------------------------------------------------------------------------------------------------------------------------------------
Interest rate                                                                                          $25               $11
Foreign exchange                                                                                        14                 6
Equity                                                                                                  13                 8
All other (primarily commodity)                                                                          6                 1
------------------------------------------------------------------------------------------------====================================

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

The following table presents total cross-border outstandings and commitments on a regulatory basis in accordance with Federal Financial Institutions Examination Council (FFIEC) guidelines. Total cross-border outstandings include cross-border claims on third parties as well as investments in and funding of local franchises, as described in the 1998 Form 10-K. Countries with outstandings greater than 0.75% of Citicorp assets at June 30, 1999 and December 31, 1998 include:

                                                                      June 30, 1999                                December 31, 1998
                                        -------------------------------------------------------------------------- -----------------
                                           Cross-Border Claims on Third Parties
                                        ------------------------------------------                Total              Total
                                                                           Trading  Investments  Cross-             Cross-
                                                                               and       in and  Border             Border
                                                                            Short-      Funding    Out-               Out-
                                                                              Term     of Local  stand-    Commit-  stand-   Commit-
In billions of dollars at period ended   Banks   Public  Private  Total  Claims(1)   Franchises    ings   ments(2)    ings  ments(2)
------------------------------------------------------------------------------------------------------------------------------------
Germany                                   $1.7     $1.4     $1.3   $4.4    $4.1          $3.0      $7.4    $1.3       $7.4    $1.4
United Kingdom                             1.2       --      3.4    4.6     3.8            --       4.6     9.4        4.4     8.9
France                                     2.4      0.4      1.2    4.0     3.8            --       4.0     1.5        4.6     1.1
Mexico                                      --      1.6      1.5    3.1     1.7           0.8       3.9     0.2        3.4     0.2
Brazil                                     0.4      0.7      1.4    2.5     1.1           1.4       3.9      --        3.6     0.1
Italy                                      0.5      1.8      0.6    2.9     2.8           0.5       3.4     0.4        3.6     0.3
Spain                                      0.1       --      0.9    1.0     1.0           2.1       3.1     0.4        2.1     0.4
Netherlands                                1.3      0.2      1.6    3.1     2.5            --       3.1     1.5        2.8     0.8
South Korea                                0.6      0.1      0.4    1.1     0.9           1.9       3.0     0.3        2.1     0.4
Switzerland                                0.9       --      1.9    2.8     2.5           0.1       2.9     1.8        3.5     1.6
------------------------------------------------------------------------------------------------------------------------------------

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

A diversity of funding sources, currencies, and maturities is used to gain a broad access to the investor base. Citicorp's deposits, which represent 69% and 66% of its total funding at June 30, 1999 and December 31, 1998, respectively, are broadly diversified by both geography and customer segments.

Stockholder's equity, which grew $1.26 billion during the six months ended June 30, 1999 to $23.8 billion, continues to be an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp and its subsidiaries. Total Citicorp long-term debt outstanding at quarter-end was $21.0 billion, up from $20.6 billion at year-end. Asset securitization programs remain an important source of liquidity. Loans securitized during the first six months included $5.4 billion of U.S. credit cards, $4.6 billion of U.S. consumer mortgages, and $0.2 billion of non-U.S. consumer loans. As credit card securitization transactions amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. During the six months, the scheduled amortization of certain credit card securitization transactions made available $3.3 billion of new receivables. In addition, $0.5 billion of credit card securitization transactions are scheduled to amortize during the rest of 1999.

Citicorp is a legal entity separate and distinct from Citibank, N.A. and its other subsidiaries and affiliates. As discussed in the 1998 Form 10-K, there are various legal limitations on the extent to which Citicorp's subsidiaries may extend credit, pay dividends, or otherwise supply funds to Citicorp. As of June 30, 1999, under their applicable dividend limitations, Citicorp's national and state-chartered bank subsidiaries could have declared dividends to their respective parent companies without regulatory approval of approximately $3.8 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratios requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that, as of June 30, 1999, its bank subsidiaries could have distributed dividends to Citicorp, directly or through their parent holding company, of approximately $3.4 billion of the available $3.8 billion.

On August 4, 1999, Commercial Credit Company (CCC), an indirect wholly-owned subsidiary of Citigroup, became a subsidiary of Citicorp Banking Corporation, a wholly-owned subsidiary of Citicorp. In connection with the restructuring of CCC, Citicorp issued a guarantee of all outstanding long-term debt ($6.05 billion) and commercial paper ($3.75 billion) of CCC. Following the restructuring, CCC ceased issuing commercial paper. In addition, Citicorp guaranteed the obligations of CCC under its committed and available five-year revolving credit facilities under which no borrowings are currently outstanding. Under these facilities, which expire in 2002, CCC can borrow up to $3.4 billion.

Citicorp is subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve Board (FRB). These guidelines are used to evaluate capital adequacy based primarily on the perceived credit risk associated with balance sheet assets, as well as certain off-balance sheet exposures such as unused loan commitments, letters of credit, and derivative and foreign exchange contracts. The risk-based capital guidelines are supplemented by a leverage ratio requirement.

Citicorp Ratios

                                                                                    June 30,         Mar. 31,          Dec. 31,
                                                                                      1999             1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Tier 1 Capital                                                                         8.63%            8.35%             8.44%
Total Capital (Tier 1 and Tier 2)                                                     12.52            12.15             12.38
Leverage (1)                                                                           6.97             6.74              6.68
Common Stockholder's Equity                                                            6.76             6.58              6.57
--------------------------------------------------------------------------------====================================================

(1)   Tier 1 capital divided by adjusted average assets.
--------------------------------------------------------------------------------

Citicorp maintained a strong capital position during the 1999 second quarter. Total capital (Tier 1 and Tier 2) amounted to $34.8 billion at June 30, 1999, representing 12.52% of net risk adjusted assets. This compares with $33.8 billion and 12.15% at March 31, 1999, and $33.9 billion and 12.38% at December 31, 1998. Tier 1 capital of $24.0 billion at June 30, 1999 represented 8.63% of net risk adjusted assets, compared with $23.2 billion and 8.35% at March 31, 1999 and $23.1 billion and 8.44% at December 31, 1998. The Tier 1 capital ratio at June 30, 1999 exceeded Citicorp's target range of 8.00% to 8.30%.

Components of Capital Under Regulatory Guidelines

                                                                                    June 30,         Mar. 31,          Dec. 31,
In millions of dollars                                                                1999             1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Tier 1 Capital
Common Stockholder's Equity                                                        $ 23,825         $ 22,852          $ 22,569
Mandatorily Redeemable Securities of Subsidiary Trusts                                  975              975               975
Minority Interest                                                                       121              119               115
Net Unrealized (Gain) Loss on Securities Available for Sale (1)                         (97)             (98)               43
Less: Intangible Assets (2)                                                            (831)            (622)             (611)
50% Investment in Certain Subsidiaries (3)                                               (7)              (7)               (7)
                                                                                ----------------------------------------------------
Total Tier 1 Capital                                                               $ 23,986         $ 23,219          $ 23,084
------------------------------------------------------------------------------------------------------------------------------------
Tier 2 Capital
Allowance for Credit Losses (4)                                                    $  3,509         $  3,511          $  3,455
Qualifying Debt (5)                                                                   7,176            7,020             7,296
Unrealized Marketable Equity Securities Gains (1)                                       117               40                29
Less: 50% Investment in Certain Subsidiaries (3)                                         (7)              (6)               (6)
                                                                                ----------------------------------------------------
Total Tier 2 Capital                                                                 10,795           10,565            10,774
                                                                                ----------------------------------------------------
Total Capital (Tier 1 and Tier 2)                                                  $ 34,781         $ 33,784          $ 33,858
--------------------------------------------------------------------------------====================================================
Net Risk-Adjusted Assets (6)                                                       $277,822         $278,007          $273,514
--------------------------------------------------------------------------------====================================================

(1) Tier 1 capital excludes unrealized gains and losses on debt securities available for sale in accordance with regulatory risk-based capital guidelines. The federal bank regulatory agencies permit institutions to include in Tier 2 capital up to 45% of pretax net unrealized holding gains on available for sale equity securities with readily determinable fair values.
(2)   Includes goodwill and certain other identifiable intangible assets.
(3)   Represents investment in certain overseas insurance activities.
(4) Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.
(5) Includes qualifying senior and subordinated debt in an amount not exceeding 50% of Tier 1 capital, and subordinated capital notes subject to certain limitations. Tier 2 capital at June 30, 1999 includes $300 million of subordinated debt issued to Citigroup (Parent Company).
(6) Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $13.6 billion for interest rate, commodity and equity derivative contracts and foreign exchange contracts, as of June 30, 1999, compared to $14.3 billion as of March 31, 1999 and $16.5 billion as of December 31, 1998. Net risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses.
--------------------------------------------------------------------------------

Common stockholder's equity increased $973 million during the second quarter of 1999 to $23.8 billion at June 30, 1999, representing 6.76% of assets, compared to 6.58% at March 31, 1999 and 6.57% at December 31, 1998. The net increase in common stockholder's equity during the quarter principally reflected net income of $1.167 billion partially offset by a cash dividend to Citigroup (parent company) of $250 million. The increase in the common stockholder's equity ratio during the quarter reflected the above items, partially offset by the increase in total assets.

The mandatorily redeemable securities of subsidiary trusts (trust securities) outstanding at June 30, 1999 of $975 million qualify as Tier 1 capital and are included in long-term debt on the balance sheet. For the six months ended June 30 1999, interest expense on the trust securities amounted to $38 million, compared to $30 million for the 1998 six month period.

Citicorp's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At June 30, 1999 all of Citicorp's subsidiary depository institutions were "well capitalized" under the federal bank regulatory agencies' definitions.

Citibank, N.A. Ratios

                                                                                    June 30,         Mar. 31,          Dec. 31,
                                                                                      1999             1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Tier 1 Capital                                                                         8.50%            8.33%             8.41%
Total Capital (Tier 1 and Tier 2)                                                     12.57            12.39             12.55
Leverage                                                                               6.60             6.40              6.32
Common Stockholder's Equity                                                            6.75             6.65              6.56
--------------------------------------------------------------------------------====================================================

Citibank's net income for the second quarter of 1999 amounted to $750 million. During the quarter, Citibank paid a dividend of $200 million to Citicorp (parent company). Citibank had $6.6 billion of subordinated notes outstanding at June 30, 1999, March 31, 1999 and December 31, 1998 that were issued to Citicorp (parent company) and included in Citibank's Tier 2 capital.

From time to time, the FRB and the FFIEC propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets.

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)          Citicorp and Subsidiaries

                                                                 Three Months Ended June 30,         Six Months Ended June 30,
                                                              ----------------------------------------------------------------------
In millions of dollars                                              1999              1998             1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Interest Revenue
Loans, including Fees                                              $5,070            $5,096          $10,451           $ 9,939
Deposits with Banks                                                   262               267              494               549
Federal Funds Sold and Securities Purchased
  Under Resale Agreements                                              97               187              238               429
Securities, including Dividends                                       836               646            1,958             1,218
Trading Account Assets                                                212               325              374               580
Loans Held For Sale                                                   147               137              286               246
                                                              ----------------------------------------------------------------------
                                                                    6,624             6,658           13,801            12,961
                                                              ----------------------------------------------------------------------
Interest Expense
Deposits                                                            2,564             2,783            5,429             5,405
Trading Account Liabilities                                            19                85               38               177
Purchased Funds and Other Borrowings                                  424               474            1,072               903
Long-Term Debt                                                        324               321              714               642
                                                              ----------------------------------------------------------------------
                                                                    3,331             3,663            7,253             7,127
                                                              ----------------------------------------------------------------------
Net Interest Revenue                                                3,293             2,995            6,548             5,834

Provision for Credit Losses                                           681               564            1,314             1,071
                                                              ----------------------------------------------------------------------

Net Interest Revenue after Provision for Credit Losses              2,612             2,431            5,234             4,763
                                                              ----------------------------------------------------------------------

Fees, Commissions, and Other Revenue
Fees and Commissions                                                1,800             1,553            3,438             2,994
Foreign Exchange                                                      368               465              856               814
Trading Account                                                       138                98              442               334
Securities Transactions                                               151               300              174               541
Other Revenue                                                         819               791            1,553             1,290
                                                              ----------------------------------------------------------------------
                                                                    3,276             3,207            6,463             5,973
                                                              ----------------------------------------------------------------------
Operating Expense
Salaries                                                            1,496             1,471            3,016             2,826
Employee Benefits                                                     309               349              614               703
                                                              ----------------------------------------------------------------------
Total Employee Expense                                              1,805             1,820            3,630             3,529
Net Premises and Equipment Expense                                    619               528            1,214             1,027
Restructuring - Related Items                                          47                --              124                --
Other Expense                                                       1,545             1,530            3,054             2,711
                                                              ----------------------------------------------------------------------
                                                                    4,016             3,878            8,022             7,267
                                                              ----------------------------------------------------------------------
Income Before Taxes                                                 1,872             1,760            3,675             3,469

Income Taxes                                                          705               660            1,383             1,301
                                                              ----------------------------------------------------------------------

Net Income                                                         $1,167            $1,100          $ 2,292           $ 2,168
--------------------------------------------------------------======================================================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS                            Citicorp and Subsidiaries

                                                                                                   June 30,
                                                                                                     1999           December 31,
In millions of dollars                                                                            (Unaudited)           1998
------------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and Due from Banks                                                                           $    9,922        $    8,969
Deposits at Interest with Banks                                                                       11,864            15,147
Securities, at Fair Value
   Available for Sale                                                                                 40,897            40,404
   Venture Capital                                                                                     3,409             3,297
Trading Account Assets                                                                                30,876            33,667
Loans Held for Sale                                                                                    6,136             4,645
Federal Funds Sold and Securities Purchased Under Resale Agreements                                    5,508             6,888
Loans, Net
   Consumer                                                                                          119,209           118,970
   Commercial                                                                                        101,012            88,024
                                                                                                 -----------------------------------
   Loans, Net of Unearned Income                                                                     220,221           206,994
   Allowance for Credit Losses                                                                        (6,287)           (6,224)
                                                                                                 -----------------------------------
     Total Loans, Net                                                                                213,934           200,770
Customers' Acceptance Liability                                                                        1,227             1,280
Premises and Equipment, Net                                                                            5,157             5,246
Interest and Fees Receivable                                                                           3,361             3,629
Other Assets                                                                                          20,067            19,678
                                                                                                 -----------------------------------
Total Assets                                                                                        $352,358          $343,620
-------------------------------------------------------------------------------------------------===================================
Liabilities
Non-Interest-Bearing Deposits in U.S. Offices                                                      $  17,544         $  17,058
Interest-Bearing Deposits in U.S. Offices                                                             44,785            43,847
Non-Interest-Bearing Deposits in Offices Outside the U.S.                                             13,028            10,856
Interest-Bearing Deposits in Offices Outside the U.S.                                                167,251           154,052
                                                                                                 -----------------------------------
     Total Deposits                                                                                  242,608           225,813
Trading Account Liabilities                                                                           24,352            30,171
Purchased Funds and Other Borrowings                                                                  18,768            23,108
Acceptances Outstanding                                                                                1,283             1,381
Accrued Taxes and Other Expense                                                                        6,720             7,159
Other Liabilities                                                                                     13,765            12,820
Long-Term Debt                                                                                        21,037            20,599

Stockholder's Equity
Common Stock: ($0.01 par value)
   Issued Shares: 1,000 in each period                                                                    --                --
Surplus                                                                                                4,670             4,625
Retained Earnings                                                                                     19,687            18,569
Accumulated Other Changes in Equity from Nonowner Sources (1)                                           (532)             (625)
                                                                                                 -----------------------------------
Total Stockholder's Equity                                                                            23,825            22,569
                                                                                                 -----------------------------------
Total Liabilities and Stockholder's Equity                                                          $352,358          $343,620
-------------------------------------------------------------------------------------------------===================================

(1) Amounts at June 30, 1999 and December 31, 1998 include the after-tax amounts for net unrealized gains (losses) on securities available for sale of $97 million and $(43) million, respectively, and foreign currency translation of $(629) million and $(582) million, respectively.
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)

                                                       Citicorp and Subsidiaries

                                                                                                     Six Months Ended June 30,
                                                                                                 -----------------------------------
In millions of dollars                                                                                 1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Balance at Beginning of Period                                                                       $22,569           $21,026

Net Income                                                                                             2,292             2,168
Net Change in Unrealized Gains and Losses on Securities Available for Sale, Net of Tax                   140              (227)
Foreign Currency Translation Adjustment, Net of Tax                                                      (47)              (52)
                                                                                                 -----------------------------------
   Total Changes in Equity from Nonowner Sources                                                       2,385             1,889

Redemption of Perpetual Preferred Stock
   Second Series                                                                                          --              (220)
   Third Series                                                                                           --               (83)
   Series 16                                                                                              --              (325)

Cash Dividends Declared
   Common                                                                                             (1,175)             (522)
   Preferred                                                                                              --               (58)

Repurchase of Common Shares                                                                               --              (483)

Employee Benefit Plans and Other Activity                                                                 46               329
                                                                                                 -----------------------------------

Balance at End of Period                                                                             $23,825           $21,553
-------------------------------------------------------------------------------------------------===================================
Summary of Changes in Equity from Nonowner Sources
Net Income                                                                                            $2,292            $2,168
Other Changes in Equity from Nonowner Sources                                                             93              (279)
                                                                                                 -----------------------------------
Total Changes in Equity from Nonowner Sources                                                         $2,385            $1,889
-------------------------------------------------------------------------------------------------===================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)      Citicorp and Subsidiaries

                                                                                                     Six Months Ended June 30,
                                                                                                 -----------------------------------
In millions of dollars                                                                                 1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net Income                                                                                          $  2,292          $  2,168
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
   Provision for Credit Losses                                                                         1,314             1,071
   Depreciation and Amortization of Premises and Equipment                                               422               384
   Amortization of Goodwill and Acquisition Premium Costs                                                131                85
   Benefit for Deferred Taxes                                                                           (309)             (171)
   Restructuring-Related Items                                                                           124                --
   Venture Capital Activity                                                                             (112)             (518)
   Net Gain on Sale of Securities                                                                       (174)             (541)
   Changes in Accruals and Other, Net                                                                  2,980              (560)
   Net Increase in Loans Held for Sale                                                                (1,491)           (1,222)
   Net Decrease in Trading Account Assets                                                              2,791             3,235
   Net Decrease in Trading Account Liabilities                                                        (5,819)           (1,865)
                                                                                                 -----------------------------------
Total Adjustments                                                                                       (143)             (102)
                                                                                                 -----------------------------------
Net Cash Provided by Operating Activities                                                              2,149             2,066
                                                                                                 -----------------------------------
Cash Flows from Investing Activities
Net Decrease (Increase) in Deposits at Interest with Banks                                             3,283              (964)
Securities  --  Available for Sale
   Purchases                                                                                         (28,183)          (30,152)
   Proceeds from Sales                                                                                14,054            10,702
   Maturities                                                                                         13,453            16,025
Net Decrease (Increase) in Federal Funds Sold and Securities Purchased Under Resale Agreements         1,380            (2,142)
Net Increase in Loans                                                                                (68,246)          (90,183)
Proceeds from Sales of Loans                                                                          54,080            87,841
Business Acquisitions                                                                                 (2,150)           (3,655)
Capital Expenditures on Premises and Equipment                                                          (556)             (658)
Proceeds from Sales of Premises and Equipment,
  Subsidiaries and Affiliates, and Other Real Estate Owned ("OREO")                                      215               321
                                                                                                 -----------------------------------
Net Cash Used in Investing Activities                                                                (12,670)          (12,865)
                                                                                                 -----------------------------------
Cash Flows from Financing Activities
Net Increase in Deposits                                                                              16,795            16,861
Net (Decrease) Increase in Federal Funds Purchased and Securities Sold Under Repurchase
Agreements                                                                                            (2,012)              231
Net Decrease in Commercial Paper and Funds Borrowed                                                   (2,214)           (4,088)
Proceeds from Issuance of Long-Term Debt                                                               1,608             1,991
Repayment of Long-Term Debt                                                                           (1,237)           (1,653)
Redemption of Preferred Stock                                                                             --              (628)
Proceeds from Issuance of Common Stock                                                                    --               192
Treasury Stock Repurchases                                                                                --              (483)
Dividends Paid                                                                                        (1,175)             (584)
                                                                                                 -----------------------------------
Net Cash Provided by Financing Activities                                                             11,765            11,839
                                                                                                 -----------------------------------
Effect of Exchange Rate Changes on Cash and Due from Banks                                              (291)             (162)
                                                                                                 -----------------------------------
Net Increase in Cash and Due from Banks                                                                  953               878
Cash and Due from Banks at Beginning of Period                                                         8,969             8,585
                                                                                                 -----------------------------------
Cash and Due from Banks at End of Period                                                            $  9,922          $  9,463
-------------------------------------------------------------------------------------------------===================================
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
   Interest                                                                                         $  6,698          $  6,347
   Income Taxes                                                                                        1,518             1,051
Non-Cash Investing Activities:
Transfers from loans to OREO                                                                        $     80          $    121
-------------------------------------------------------------------------------------------------===================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS                      Citibank, N.A. and Subsidiaries

                                                                                                    June 30,
                                                                                                      1999           December 31,
In millions of dollars                                                                             (Unaudited)           1998
------------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and Due from Banks                                                                             $  9,506          $  8,052
Deposits at Interest with Banks                                                                       12,615            15,782
Securities, at Fair Value
   Available for Sale                                                                                 34,147            34,519
   Venture Capital                                                                                     2,834             2,811
Trading Account Assets                                                                                27,650            31,683
Federal Funds Sold and Securities Purchased Under Resale Agreements                                    7,560             8,039
Loans Net of Unearned Income                                                                         194,943           182,508
Allowance for Credit Losses                                                                           (4,704)           (4,709)
                                                                                                 -----------------------------------
     Loans, Net                                                                                      190,239           177,799
Customers' Acceptance Liability                                                                        1,228             1,281
Premises and Equipment, Net                                                                            3,924             4,022
Interest and Fees Receivable                                                                           2,726             2,893
Other Assets                                                                                          17,086            14,014
                                                                                                 -----------------------------------
Total Assets                                                                                        $309,515          $300,895
-------------------------------------------------------------------------------------------------===================================
Liabilities
Non-Interest-Bearing Deposits in U.S. Offices                                                       $ 14,042          $ 13,271
Interest-Bearing Deposits in U.S. Offices                                                             28,816            27,239
Non-Interest-Bearing Deposits in Offices Outside the U.S.                                             13,197            10,731
Interest-Bearing Deposits in Offices Outside the U.S.                                                164,968           151,687
                                                                                                 -----------------------------------
   Total Deposits                                                                                    221,023           202,928
Trading Account Liabilities                                                                           24,124            30,753
Purchased Funds and Other Borrowings                                                                  17,143            22,096
Acceptances Outstanding                                                                                1,283             1,382
Accrued Taxes and Other Expense                                                                        3,878             4,572
Other Liabilities                                                                                      9,108             8,230
Long-Term Debt and Subordinated Notes                                                                 12,067            11,202

Stockholder's Equity
Capital Stock ($20.00 par value)                                                                         751               751
   Outstanding Shares: 37,534,553 in each period
Surplus                                                                                                9,609             9,397
Retained Earnings                                                                                     11,201            10,356
Accumulated Other Changes in Equity from Nonowner Sources (1)                                           (672)             (772)
                                                                                                 -----------------------------------
Total Stockholder's Equity                                                                            20,889            19,732
                                                                                                 -----------------------------------
Total Liabilities and Stockholder's Equity                                                          $309,515          $300,895
-------------------------------------------------------------------------------------------------===================================

(1) Amounts at June 30, 1999 and December 31, 1998 include the after-tax amounts for net unrealized gains (losses) on securities available for sale of $27 million and $(113) million, respectively, and foreign currency translation of $(699) million and $(659) million, respectively.
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Basis of Presentation

The accompanying consolidated financial statements as of June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998 are unaudited and include the accounts of Citicorp and its subsidiaries (collectively, the Company). The Company is a wholly-owned subsidiary of Citigroup Inc. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1998.

Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but is not required for interim reporting purposes, has been condensed or omitted.

2.    Business Segment Information

The following table presents certain information regarding the Company's industry segments:

                                                Total Revenues, Net                         Net Income (Loss)
                                                of Interest Expense       Income Taxes             (1)           Identifiable Assets
                                                ------------------------------------------------------------------------------------
                                                                   Three Months Ended June 30,                   June 30,   Dec. 31,
In millions of dollars                          ------------------------------------------------------------------------------------
  except identifiable assets in billions           1999     1998 (2)     1999     1998 (2)   1999     1998 (2)     1999       1998
------------------------------------------------------------------------------------------------------------------------------------
Global Consumer (3)                               $4,080     $3,566      $390       $258    $  635     $  409      $164       $161
Global Corporate (3)                               2,095      2,123       269        284       450        481       169        165
Asset Management                                      81         90        (3)         3        (4)         7         1          1
Investment Activities                                233        446        75        145       142        288         9          8
Corporate/Other                                       80        (23)      (26)       (30)      (56)       (85)        9          9
                                                ------------------------------------------------------------------------------------
Total                                             $6,569     $6,202      $705       $660    $1,167     $1,100      $352       $344
------------------------------------------------====================================================================================

                                                                     Total Revenues, Net                         Net Income (Loss)
                                                                     of Interest Expense       Income Taxes             (1)
                                                                     ---------------------------------------------------------------
                                                                                         Six Months Ended June 30,
                                                                     ---------------------------------------------------------------
In millions of dollars                                                  1999     1998 (2)    1999     1998 (2)    1999      1998 (2)
------------------------------------------------------------------------------------------------------------------------------------
Global Consumer (3)                                                   $ 8,016    $ 6,713    $  748     $  532    $1,225     $  844
Global Corporate (3)                                                    4,320      4,069       577        535       968        901
Asset Management                                                          181        178         1          7         3         16
Investment Activities (3)                                                 356        921       112        304       214        603
Corporate/Other                                                           138        (74)      (55)       (77)     (118)      (196)
                                                                     ---------------------------------------------------------------
Total                                                                 $13,011    $11,807    $1,383     $1,301    $2,292     $2,168
---------------------------------------------------------------------===============================================================

(1) For the 1999 second quarter and six month periods, results reflect after-tax restructuring-related items of $18 million and $55 million in Global Consumer; $3 million and $7 million in Global Corporate; and $8 million and $15 million in Corporate/Other, respectively.
(2) The 1998 results have been restated to reflect changes in capital and tax allocations among the segments to conform the policies of Citicorp and Travelers Group Inc.
(3) Includes provision for credit losses in the Global Consumer results of $571 million and $536 million, and in the Global Corporate results of $110 million and $28 million for the second quarters of 1999 and 1998, respectively. Includes provision for credit losses in the Global Consumer results of $1,093 million and $988 million, and in the Global Corporate results of $221 million and $93 million for the six months of 1999 and 1998, respectively. Investment Activities results include a provision (benefit) for credit losses of $(10) million in the six months of 1998 period.
--------------------------------------------------------------------------------

3.   Securities

                                                                     June 30, 1999                         December 31, 1998(1)
                                                ------------------------------------------------------------------------------------
                                                                      Gross         Gross
                                                    Amortized    Unrealized    Unrealized                   Amortized
In millions of dollars                                   Cost         Gains        Losses    Fair Value          Cost   Fair  Value
------------------------------------------------------------------------------------------------------------------------------------
Securities Available for Sale
U.S. Treasury and Federal Agency                      $ 6,643        $   33          $126       $ 6,550       $ 4,649       $ 4,704
State and Municipal                                     3,271           178           108         3,341         3,289         3,309
Foreign Government                                     22,376           349           381        22,344        24,930        24,665
U.S. Corporate                                          2,411            31            56         2,386         2,162         2,217
Other Debt Securities                                   3,087            51            27         3,111         2,680         2,729
Equity Securities (2)                                   2,905           374           114         3,165         2,715         2,780
                                                ------------------------------------------------------------------------------------
                                                      $40,693        $1,016          $812       $40,897       $40,425       $40,404
------------------------------------------------====================================================================================
Venture Capital (3)                                                                              $3,409                      $3,297
------------------------------------------------------------------------------------------------------------------------------------

Securities Available for Sale Include:
   Mortgage-Backed Securities                          $4,402          $  5          $105        $4,302        $3,367        $3,383
   Government of Brazil Brady Bonds                       658           158            --           816           660           686
   Government of Venezuela Brady Bonds                    450            --           104           346           478           304
------------------------------------------------====================================================================================

(1) At December 31, 1998, gross unrealized gains and losses on securities available for sale totaled $1.194 billion and $1.215 billion, respectively.
(2) Includes non-marketable equity securities carried at cost, which are reported in both the amortized cost and fair value columns.
(3) For the six months ended June 30, 1999, net gains on investments held by venture capital subsidiaries totaled $333 million, of which $342 million and $265 million represented gross unrealized gains and losses, respectively. For the six months ended June 30, 1998, net gains on investments held by venture capital subsidiaries totaled $435 million, of which $518 million and $148 million represented gross unrealized gains and losses, respectively.
--------------------------------------------------------------------------------

4.    Trading Account Assets and Liabilities

                                                                                                     June 30,          Dec. 31,
In millions of dollars                                                                                 1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Trading Account Assets
U.S. Treasury and Federal Agency Securities                                                             $804           $    86
Foreign Government, Corporate and Other Securities                                                    10,887             8,010
Derivative and Foreign Exchange Contracts (1)                                                         19,185            25,571
                                                                                                 -----------------------------------
                                                                                                     $30,876           $33,667
-------------------------------------------------------------------------------------------------===================================
Trading Account Liabilities
Securities Sold, Not Yet Purchased                                                                    $3,201           $ 2,644
Derivative and Foreign Exchange Contracts (1)                                                         21,151            27,527
                                                                                                 -----------------------------------
                                                                                                     $24,352           $30,171
-------------------------------------------------------------------------------------------------===================================

(1)   Net of master netting agreements and securitization.
--------------------------------------------------------------------------------

5.    Restructuring-Related Items

In December 1998, Citicorp recorded a restructuring charge of $1.006 billion, reflecting exit costs associated with business improvement and integration initiatives to be implemented over a 12 to 18 month period. The charge included $666 million related to employee severance for the elimination of approximately 10,700 positions, after considering attrition and redeployment within the Company. The overall workforce reduction, net of anticipated rehires to fill relocated positions, is expected to be approximately 9,200 positions worldwide. The charge also included $310 million related to exiting leasehold and other contractual obligations, and $30 million related to the write-down to estimated salvage value of assets that are available for immediate disposal. Also recorded in the 1998 fourth quarter were $41 million of merger-related costs which included the direct and incremental costs of administratively closing the merger with Travelers Group Inc.

In addition, the implementation of these restructuring initiatives will cause some related premises and equipment assets to become redundant. In accordance with recent SEC guidelines, the remaining depreciable lives of these assets have been shortened, and accelerated depreciation charges (in addition to normal scheduled depreciation on these assets) will be recognized in subsequent periods, $47 million and $124 million of which were recorded in the 1999 second quarter and six months, respectively. Additional implementation costs associated with these restructuring initiatives will be expensed as incurred but are not expected to be material.

In 1997, Citicorp recorded a restructuring charge of $880 million related to cost-management programs and customer service initiatives to improve operational efficiency and productivity.

The status of the 1998 and 1997 restructuring initiatives is summarized in the following table.

Restructuring Reserves Activity

                                                                                      1998             1997
                                                                                 Restructuring     Restructuring
In millions of dollars                                                              Reserve           Reserve           Total
------------------------------------------------------------------------------------------------------------------------------------
Restructuring Charges                                                                $1,006             $880            $1,886
Utilization (1)                                                                        (357)            (744)           (1,101)
Changes in 1997 Estimates                                                                --              (38)              (38)
                                                                                ----------------------------------------------------
Balance at June 30, 1999                                                             $  649             $ 98            $  747
--------------------------------------------------------------------------------====================================================

(1)   Utilization amounts include translation effects on the restructuring reserve.
--------------------------------------------------------------------------------

The 1998 restructuring reserve utilization includes $30 million of non-cash charges for equipment and premises write-downs as well as $295 million of severance and other exit costs, occurring primarily in the first half of 1999, (of which $151 million related to employee severance and $54 million related to leasehold and other exit costs have been paid in cash and $90 million is legally obligated), together with translation effects. Utilization, including translation effects, in the second quarter of 1999 was $128 million. Through June 30, 1999, approximately 3,100 gross staff positions have been eliminated under these programs, including 1,100 in the 1999 second quarter.

The 1997 restructuring reserve utilization includes $245 million of non-cash charges for equipment and premises write-downs as well as $491 million of severance and other exit costs (of which $299 million related to employee severance and $149 million related to leasehold and other exit costs have been paid in cash and $43 million is legally obligated), together with translation effects. Utilization, including translation effects, in the second quarter of 1999 was $36 million. Through June 30, 1999, approximately 5,400 gross staff positions have been eliminated under these programs, including 300 in the 1999 second quarter.

Changes in 1997 estimates are attributable to facts and circumstances arising subsequent to the original restructuring charge and are the result of lower severance costs due to higher than anticipated levels of attrition and redeployment within the Company, and other unforeseen changes including those resulting from the merger with Travelers Group Inc. During the fourth quarter of 1998, $38 million of the reserve was released.

Additional information about the 1998 and 1997 restructuring charges, including the business segments affected may be found in the 1998 Form 10-K.

6.    Derivative and Foreign Exchange Contracts

The table below presents the aggregate notional principal amounts of Citicorp's outstanding derivative and foreign exchange contracts at June 30, 1999 and December 31, 1998, along with the related balance sheet credit exposure. Additional information concerning Citicorp's derivative and foreign exchange products and activities, including a description of accounting policies, and credit and market risk management process is provided in the 1998 Form 10-K.

                                                                                                             Balance Sheet
                                                                       Notional Principal Amounts       Credit Exposure (1) (2)
                                                                     ---------------------------------------------------------------
                                                                        June 30,        Dec. 31,        June 30,        Dec. 31,
In billions of dollars                                                    1999            1998            1999            1998
------------------------------------------------------------------------------------------------------------------------------------
Interest Rate Products                                                 $1,556.1        $1,547.1            $6.4           $10.3

Foreign Exchange Products                                               1,770.6         2,038.3             8.1            11.1
Equity Products                                                            78.4            80.6             3.3             3.6
Commodity Products                                                         13.1            10.9             1.3             0.4
Credit Derivative Products                                                 32.4            25.9             0.1             0.2
                                                                                                     -------------------------------
                                                                                                          $19.2           $25.6
-----------------------------------------------------------------------------------------------------===============================

(1) There is no balance sheet credit exposure for futures contracts because they settle daily in cash, and none for written options because they represent obligations (rather than assets) of Citicorp.
(2) The balance sheet credit exposure reflects $24.2 billion and $29.1 billion of master netting agreements in effect at June 30, 1999 and December 31, 1998, respectively. Master netting agreements mitigate credit risk by permitting the offset of amounts due from and to individual counterparties in the event of counterparty default. In addition, Citibank has securitized and sold net receivables, and the associated credit risk related to certain derivative and foreign exchange contracts via Markets Assets Trust, which amounted to $2.2 billion and $2.7 billion at June 30, 1999 and December 31, 1998, respectively.
--------------------------------------------------------------------------------

The tables below provide data on the notional principal amounts and maturities of end-user (non-trading) derivatives, along with additional data on end-user interest rate swaps and net purchased option positions at the end of the second quarter 1999.

End-User Derivative Interest Rate and Foreign Exchange Contracts

                                                  Notional Principal
                                                       Amounts (1)                      Percentage of June 30, 1999 Amount Maturing
                                                ------------------------------------------------------------------------------------
                                                  June 30,   Dec. 31,   Within       1 to      2 to       3 to      4 to      After
In billions of dollars                                1999       1998   1 Year    2 Years   3 Years    4 Years   5 Years    5 Years
------------------------------------------------------------------------------------------------------------------------------------
Interest Rate Products
   Futures Contracts                                 $22.1      $28.1      65%        24%        7%         3%        1%        --%
   Forward Contracts                                   7.5        6.5     100         --        --         --        --         --
   Swap Agreements                                   103.1       96.5      38         13         9          9         9         22
   Option Contracts                                    8.6        9.7      64          1        13         --         3         19
Foreign Exchange Products
   Futures and Forward Contracts                      55.0       62.1      94          4         1          1        --         --
   Cross-Currency Swaps                                4.8        4.6      19         14        17         20        17         13
------------------------------------------------====================================================================================

(1)   Includes third-party and intercompany contracts.
--------------------------------------------------------------------------------

End-User Interest Rate Swaps and Net Purchased Options as of June 30, 1999

                                                                                    Remaining Contracts Outstanding
                                                                                       Notional Principal Amounts
                                                                     ---------------------------------------------------------------
In billions of dollars                                                   1999       2000      2001       2002      2003       2004
------------------------------------------------------------------------------------------------------------------------------------
Receive Fixed Swaps                                                     $62.1      $49.1     $41.3      $34.4     $26.5      $17.8
   Weighted-Average Fixed Rate                                            6.4%       6.4%      6.5%       6.3%      6.4%       6.7%
Pay Fixed Swaps                                                          20.8       12.6       9.2        7.1       5.6        4.6
   Weighted-Average Fixed Rate                                            5.9%       6.0%      6.1%       6.1%      6.4%       6.6%
Basis Swaps                                                              20.2        2.7       0.2        0.2       0.2        0.2
Purchased Caps (Including Collars)                                        2.5         --        --         --        --         --
   Weighted-Average Cap Rate Purchased                                    6.8%        --%       --%        --%       --%        --%
Purchased Floors                                                          3.4        0.7       0.7        0.1       0.1        0.1
   Weighted-Average Floor Rate Purchased                                  5.8%       6.0%      6.0%       5.8%      5.8%       5.8%
Written Floors Related to Purchased Caps (Collars)                        0.2         --        --         --        --         --
   Weighted-Average Floor Rate Written                                    8.2%        --%       --%        --%       --%        --%
Written Caps Related to Other Purchased Caps (1)                          2.5        2.4       2.3        1.8       1.8        1.5
   Weighted-Average Cap Rate Written                                      9.8%       9.8%      9.8%      10.6%     10.6%      10.7%
------------------------------------------------------------------------------------------------------------------------------------
Three-Month Forward LIBOR Rates (2)                                       5.4%       6.0%      6.4%       6.6%      6.7%       6.8%
---------------------------------------------------------------------===============================================================

(1) Includes written options related to purchased options embedded in other financial instruments.
(2) Represents the implied forward yield curve for three-month LIBOR as of June 30, 1999, provided for reference.
--------------------------------------------------------------------------------

In June 1999, the Financial Accounting Standards Board ("FASB") deferred the effective date of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" for one year. As a result, SFAS No. 133 will become effective on January 1, 2001 for calendar year companies such as the Company.

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

--------------------------------------------------------------------------------
FINANCIAL DATA SUPPLEMENT
--------------------------------------------------------------------------------

                                                       Citicorp and Subsidiaries

AVERAGE BALANCES AND INTEREST RATES, Taxable Equivalent Basis - Quarterly (1)(2)

                                                       Average Volume            Interest Revenue/Expense       % Average Rate
                                             ---------------------------------------------------------------------------------------
                                                                                                                      1st    2nd
                                              2nd Qtr.    1st Qtr.   2nd Qtr.   2nd Qtr. 1st Qtr.  2nd Qtr. 2nd Qtr.  Qtr.   Qtr.
In millions of dollars                          1999        1999       1998       1999     1999      1998     1999    1999   1998
------------------------------------------------------------------------------------------------------------------------------------
Loans (Net of Unearned Income) (3)
Consumer Loans
     In U.S. Offices                         $ 62,521    $ 62,785   $ 60,282     $1,477   $1,459    $1,527    9.48     9.42  10.16
     In Offices Outside the U.S. (4)           56,084      54,937     50,547      1,623    1,524     1,553   11.61    11.25  12.32
                                             ---------------------------------------------------------------
              Total Consumer Loans            118,605     117,722    110,829      3,100    2,983     3,080   10.48    10.28  11.15
                                             ---------------------------------------------------------------
Commercial Loans
     In U.S. Offices
         Commercial and Industrial             13,721      14,411     10,941        280      262       223    8.19     7.37   8.18
         Mortgage and Real Estate               1,447       1,887      3,088         28       41        67    7.76     8.81   8.70
         Loans to Financial Institutions        4,189       3,880        279         67       70         6    6.42     7.32   8.63
         Lease Financing                        2,994       2,890      2,928         45       46        47    6.03     6.46   6.44
     In Offices Outside the U.S. (4)           71,433      70,775     63,205      1,551    1,980     1,674    8.71    11.35  10.62
                                             ---------------------------------------------------------------
              Total Commercial Loans           93,784      93,843     80,441      1,971    2,399     2,017    8.43    10.37  10.06
                                             ---------------------------------------------------------------
              Total Loans                     212,389     211,565    191,270      5,071    5,382     5,097    9.58    10.32  10.69
                                             ---------------------------------------------------------------
Federal Funds Sold and Resale Agreements
In U.S. Offices                                 3,195       5,215      6,673         31       51        59    3.89     3.97   3.55
In Offices Outside the U.S. (4)                 3,148       3,302      5,869         66       90       128    8.41    11.05   8.75
                                             ---------------------------------------------------------------
    Total                                       6,343       8,517     12,542         97      141       187    6.13     6.71   5.98
                                             ---------------------------------------------------------------
Securities, At Fair Value
In U.S. Offices
     Taxable                                   12,425      11,966     10,371        135      120       106    4.36     4.07   4.10
     Exempt from U.S. Income Tax                3,310       3,281      2,828         47       50        42    5.70     6.18   5.96
In Offices Outside the U.S. (4)                28,139      27,347     23,164        668      970       510    9.52    14.39   8.83
                                             ---------------------------------------------------------------
    Total                                      43,874      42,594     36,363        850    1,140       658    7.77    10.85   7.26
                                             ---------------------------------------------------------------
Trading Account Assets (5)
In U.S. Offices                                 2,615       1,911      5,452         33       30        84    5.06     6.37   6.18
In Offices Outside the U.S. (4)                 9,097       7,702     11,487        179      132       242    7.89     6.95   8.45
                                             ---------------------------------------------------------------
    Total                                      11,712       9,613     16,939        212      162       326    7.26     6.83   7.72
                                             ---------------------------------------------------------------
Loans Held for Sale, In U.S. Offices            5,836       4,913      4,525        147      139       137   10.10    11.47  12.14
Deposits at Interest with Banks (4)            12,258      12,282     14,404        262      232       267    8.57     7.66   7.43
                                             ---------------------------------------------------------------
Total Interest-Earning Assets                 292,412     289,484    276,043     $6,639   $7,196    $6,672    9.11    10.08   9.69
                                                                                ----------------------------------------------------
Non-Interest-Earning Assets (5)                52,584      55,839     50,511
                                             -----------------------------------
Total Assets                                 $344,996    $345,323   $326,554
------------------------------------------------------------------------------------------------------------------------------------
Deposits
In U.S. Offices
     Savings Deposits (6)                    $ 33,248    $ 32,847   $ 31,094     $  224   $  222    $  229    2.70     2.74   2.95
     Other Time Deposits                       11,370      11,191     10,698         95       94       121    3.35     3.41   4.54
In Offices Outside the U.S. (4)               166,572     160,550    146,711      2,245    2,549     2,433    5.41     6.44   6.65
                                             ---------------------------------------------------------------
    Total                                     211,190     204,588    188,503      2,564    2,865     2,783    4.87     5.68   5.92
                                             ---------------------------------------------------------------
Trading Account Liabilities (5)
In U.S. Offices                                 1,333       1,781      3,698         11       14        48    3.31     3.19   5.21
In Offices Outside the U.S. (4)                   766         726      2,578          8        5        37    4.19     2.79   5.76
                                             ---------------------------------------------------------------
    Total                                       2,099       2,507      6,276         19       19        85    3.63     3.07   5.43
                                             ---------------------------------------------------------------
Purchased Funds and Other Borrowings
In U.S. Offices                                 8,269      11,616     12,708         92      127       165    4.46     4.43   5.21
In Offices Outside the U.S. (4)                 9,593      10,032      9,056        332      521       309   13.88    21.06  13.69
                                             ---------------------------------------------------------------
    Total                                      17,862      21,648     21,764        424      648       474    9.52    12.14   8.74
                                             ---------------------------------------------------------------
Long-Term Debt
In U.S. Offices                                16,044      16,928     17,773        211      220       245    5.27     5.27   5.53
In Offices Outside the U.S. (4)                 4,438       3,501      3,218        113      170        76   10.21    19.69   9.47
                                             ---------------------------------------------------------------
    Total                                      20,482      20,429     20,991        324      390       321    6.34     7.74   6.13
                                             ---------------------------------------------------------------
Total Interest-Bearing Liabilities            251,633     249,172    237,534     $3,331   $3,922    $3,663    5.31     6.38   6.19
                                                                                ----------------------------------------------------
Demand Deposits in U.S. Offices                11,516      10,709     10,031
Other Non-Interest-Bearing Liabilities (5)     58,388      62,498     57,649
Total Stockholder's Equity                     23,459      22,944     21,340
                                             -----------------------------------
Total Liabilities and Stockholder's Equity   $344,996    $345,323   $326,554
------------------------------------------------------------------------------------------------------------------------------------

NET INTEREST REVENUE AS A PERCENTAGE OF AVERAGE INTEREST-EARNING ASSETS
In U.S. Offices (7)                          $112,259    $113,227   $107,392     $1,383   $1,349    $1,281    4.94     4.83   4.78
In Offices Outside the U.S. (7)               180,153     176,257    168,651      1,925    1,925     1,728    4.29     4.43   4.11
                                             ---------------------------------------------------------------
Total                                        $292,412    $289,484   $276,043     $3,308   $3,274    $3,009    4.54     4.59   4.37
---------------------------------------------=======================================================================================

(1) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.
(2) Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 6 of Notes to Consolidated Financial Statements.
(3)   Includes cash-basis loans.
(4) Average rates reflect prevailing local interest rates including inflationary effects and monetary correction in certain countries.
(5) The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest-earning assets and other non-interest-bearing liabilities.
(6) Savings deposits consist of Insured Money Market Rate accounts, NOW accounts, and other savings deposits.
(7) Includes allocations for capital and funding costs based on the location of the asset.
--------------------------------------------------------------------------------

                                                       Citicorp and Subsidiaries

AVERAGE BALANCES AND INTEREST RATES, Taxable Equivalent Basis - Six Months(1)(2)

                                                                                             Interest
                                                                    Average Volume        Revenue/Expense        % Average Rate
                                                                --------------------------------------------------------------------
                                                                Six Months Six Months  Six Months Six Months Six Months  Six Months
In millions of dollars                                             1999       1998        1999       1998       1999        1998
------------------------------------------------------------------------------------------------------------------------------------
Loans (Net of Unearned Income) (3)
Consumer Loans
     In U.S. Offices                                            $ 62,653   $ 58,291     $ 2,936   $ 2,950        9.45       10.21
     In Offices Outside the U.S. (4)                              55,511     50,040       3,147     3,049       11.43       12.29
                                                                ---------------------------------------------
              Total Consumer Loans                               118,164    108,331       6,083     5,999       10.38       11.17
                                                                ---------------------------------------------
Commercial Loans
     In U.S. Offices
         Commercial and Industrial                                14,066     10,955         542       443        7.77        8.15
         Mortgage and Real Estate                                  1,667      2,933          69       129        8.35        8.87
         Loans to Financial Institutions                           4,034        319         137        15        6.85        9.48
         Lease Financing                                           2,942      2,967          91        97        6.24        6.59
     In Offices Outside the U.S. (4)                              71,104     61,394       3,531     3,258       10.01       10.70
                                                                ---------------------------------------------
              Total Commercial Loans                              93,813     78,568       4,370     3,942        9.39       10.12
                                                                ---------------------------------------------
              Total Loans                                        211,977    186,899      10,453     9,941        9.94       10.73
                                                                ---------------------------------------------
Federal Funds Sold and Resale Agreements
In U.S. Offices                                                    4,205      7,664          82       152        3.93        4.00
In Offices Outside the U.S. (4)                                    3,225      6,042         156       277        9.75        9.25
                                                                ---------------------------------------------
    Total                                                          7,430     13,706         238       429        6.46        6.31
                                                                ---------------------------------------------
Securities, At Fair Value
In U.S. Offices
     Taxable                                                      12,196      9,530         255       199        4.22        4.21
     Exempt from U.S. Income Tax                                   3,295      2,737          97        86        5.94        6.34
In Offices Outside the U.S. (4)                                   27,743     22,782       1,638       961       11.91        8.51
                                                                ---------------------------------------------
    Total                                                         43,234     35,049       1,990     1,246        9.28        7.17
                                                                ---------------------------------------------
Trading Account Assets (5)
In U.S. Offices                                                    2,263      6,019          63       184        5.61        6.16
In Offices Outside the U.S. (4)                                    8,400     10,693         311       397        7.47        7.49
                                                                ---------------------------------------------
    Total                                                         10,663     16,712         374       581        7.07        7.01
                                                                ---------------------------------------------
Loans Held for Sale, In U.S. Offices                               5,374      4,070         286       246       10.73       12.19
Deposits at Interest with Banks (4)                               12,270     14,180         494       549        8.12        7.81
                                                                ---------------------------------------------
Total Interest-Earning Assets                                    290,948    270,616     $13,835   $12,992        9.59        9.68
                                                                                       ---------------------------------------------
Non-Interest-Earning Assets (5)                                   54,212     49,119
                                                                -----------------------
Total Assets                                                    $345,160   $319,735
------------------------------------------------------------------------------------------------------------------------------------
Deposits
In U.S. Offices
     Savings Deposits (6)                                       $ 33,047   $ 30,581     $   446   $   453        2.72        2.99
     Other Time Deposits                                          11,281     10,945         189       250        3.38        4.61
In Offices Outside the U.S. (4)                                  163,561    141,686       4,794     4,702        5.91        6.69
                                                                ---------------------------------------------
    Total                                                        207,889    183,212       5,429     5,405        5.27        5.95
                                                                ---------------------------------------------
Trading Account Liabilities (5)
In U.S. Offices                                                    1,557      4,044          25       108        3.24        5.39
In Offices Outside the U.S. (4)                                      746      2,364          13        69        3.51        5.89
                                                                ---------------------------------------------
    Total                                                          2,303      6,408          38       177        3.33        5.57
                                                                ---------------------------------------------
Purchased Funds and Other Borrowings
In U.S. Offices                                                    9,943     12,340         219       315        4.44        5.15
In Offices Outside the U.S. (4)                                    9,812      8,654         853       588       17.53       13.70
                                                                ---------------------------------------------
    Total                                                         19,755     20,994       1,072       903       10.94        8.67
                                                                ---------------------------------------------
Long-Term Debt
In U.S. Offices                                                   16,486     16,550         431       481        5.27        5.86
In Offices Outside the U.S. (4)                                    3,970      3,608         283       161       14.38        9.00
                                                                ---------------------------------------------
    Total                                                         20,456     20,158         714       642        7.04        6.42
                                                                ---------------------------------------------
Total Interest-Bearing Liabilities                               250,403    230,772     $ 7,253   $ 7,127        5.84        6.23
                                                                                       ---------------------------------------------
Demand Deposits in U.S. Offices                                   11,113     10,771
Other Non-Interest-Bearing Liabilities (5)                        60,442     57,100
Total Stockholder's Equity                                        23,202     21,092
                                                                -----------------------
Total Liabilities and Stockholder's Equity                      $345,160   $319,735
------------------------------------------------------------------------------------------------------------------------------------

NET INTEREST REVENUE AS A PERCENTAGE OF AVERAGE INTEREST-EARNING ASSETS
In U.S. Offices (7)                                             $112,743   $105,513     $ 2,732   $ 2,516        4.89        4.81
In Offices Outside the U.S. (7)                                  178,205    165,103       3,850     3,349        4.36        4.09
                                                                ---------------------------------------------
Total                                                           $290,948   $270,616     $ 6,582   $ 5,865        4.56        4.37
----------------------------------------------------------------====================================================================

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
--------------------------------------------------------------------------------

CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS (1)

                                                                                    June 30,         Dec. 31,          June 30,
In millions of dollars                                                                1999             1998              1998
------------------------------------------------------------------------------------------------------------------------------------
Commercial Cash-Basis Loans
Collateral Dependent (at Lower of Cost or Collateral Value) (2)                      $  148           $  142            $  193
Other                                                                                 1,341            1,201             1,100
                                                                                ----------------------------------------------------
Total                                                                                $1,489           $1,343            $1,293
--------------------------------------------------------------------------------====================================================
Commercial Cash-Basis Loans
In U.S. Offices                                                                      $  199           $  211            $  216
In Offices Outside the U.S.                                                           1,290            1,132             1,077
                                                                                ----------------------------------------------------
Total                                                                                $1,489           $1,343            $1,293
--------------------------------------------------------------------------------====================================================

Commercial Renegotiated Loans (In Offices Outside the U.S.)                             $50              $45               $45
--------------------------------------------------------------------------------====================================================

Consumer Loans on which Accrual of Interest had been Suspended
In U.S. Offices (3)                                                                  $  571           $  646            $  698
In Offices Outside the U.S.                                                           1,527            1,458             1,176
                                                                                ----------------------------------------------------
Total                                                                                $2,098           $2,104            $1,874
--------------------------------------------------------------------------------====================================================
Accruing Loans 90 or More Days Delinquent (4)
In U.S. Offices (3)                                                                  $  575           $  592            $  570
In Offices Outside the U.S.                                                             472              532               470
                                                                                ----------------------------------------------------
Total                                                                                $1,047           $1,124            $1,040
--------------------------------------------------------------------------------====================================================

(1) For a discussion of risks in the consumer loan portfolio, see pages 4-12, and of commercial cash-basis loans, see pages 13 and 14.
(2) A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.
(3) Includes $12 million, $10 million and $10 million of consumer loans on which accrual of interest had been suspended and $26 million, $30 million and $32 million of accruing loans 90 or more days delinquent related to loans held for sale at June 30, 1999, December 31, 1998 and June 30, 1998, respectively.
(4) Primarily consumer loans on the balance sheet of which $284 million, $267 million and $247 million are government-guaranteed student loans at June 30, 1999, December 31, 1998 and June 30, 1998, respectively.
--------------------------------------------------------------------------------

OTHER REAL ESTATE OWNED AND ASSETS PENDING DISPOSITION

                                                                                    June 30,         Dec. 31,          June 30,
In millions of dollars                                                                1999             1998              1998
------------------------------------------------------------------------------------------------------------------------------------
Consumer (1)                                                                           $184             $230              $182
Commercial (1)                                                                          206              262               348
                                                                                ----------------------------------------------------
Total                                                                                  $390             $492              $530
--------------------------------------------------------------------------------====================================================
Assets Pending Disposition (2)                                                          $89             $100              $104
--------------------------------------------------------------------------------====================================================

(1) Represents repossessed real estate, carried at lower of cost or collateral value.
(2) Represents consumer residential mortgage loans that have a high probability of foreclosure, carried at lower of cost or collateral value.
--------------------------------------------------------------------------------

DETAILS OF CREDIT LOSS EXPERIENCE

                                                 2nd Qtr.         1st Qtr.          4th Qtr.         3rd Qtr.          2nd Qtr.
In millions of dollars                             1999             1999              1998             1998              1998
------------------------------------------------------------------------------------------------------------------------------------
Allowance for Credit Losses
  at Beginning of Period                          $6,250           $6,224            $6,240           $6,182            $5,828
                                             ---------------------------------------------------------------------------------------
Provision for Credit Losses                          681              633               574              736               564
Gross Credit Losses
Consumer
In U.S. Offices                                      344              295               326              335               381
In Offices Outside the U.S.                          332              304               294              262               246
Commercial
In U.S. Offices                                        2                1                10               56                 1
In Offices Outside the U.S.                          132              130               128              216                81
                                             ---------------------------------------------------------------------------------------
                                                     810              730               758              869               709
                                             ---------------------------------------------------------------------------------------
Credit Recoveries
Consumer
In U.S. Offices                                       55               39                41               49                55
In Offices Outside the U.S.                           70               63                79               69                61
Commercial
In U.S. Offices                                        3                2                17               26                50
In Offices Outside the U.S.                           21               18                30               14                 4
                                             ---------------------------------------------------------------------------------------
                                                     149              122               167              158               170
                                             ---------------------------------------------------------------------------------------
Net Credit Losses
In U.S. Offices                                      288              255               278              316               277
In Offices Outside the U.S.                          373              353               313              395               262
                                             ---------------------------------------------------------------------------------------
                                                     661              608               591              711               539
                                             ---------------------------------------------------------------------------------------
Other-Net (1)                                         17                1                 1               33               329
                                             ---------------------------------------------------------------------------------------
Allowance for Credit Losses
  at End of Period                                $6,287           $6,250            $6,224           $6,240            $6,182
---------------------------------------------=======================================================================================
Net Consumer Credit Losses                          $551             $497              $500             $479              $511
As a Percentage of Average Consumer Loans           1.86%            1.71%             1.71%            1.72%             1.85%
------------------------------------------------------------------------------------------------------------------------------------
Net Commercial Credit Losses                        $110             $111               $91             $232               $28
As a Percentage of Average Commercial Loans         0.47%            0.48%             0.41%            1.11%             0.14%
---------------------------------------------=======================================================================================

(1) Primarily includes foreign currency translation effects and the addition of allowance for credit losses related to acquisitions. In the second quarter of 1998, reflects the addition of a $320 million allowance for credit losses related to the acquisition of the Universal Card portfolio.
--------------------------------------------------------------------------------

TRADING-RELATED REVENUE

                                                                 Three Months Ended June 30,         Six Months Ended June 30,
                                                              ----------------------------------------------------------------------
In millions of dollars                                              1999              1998             1999              1998
------------------------------------------------------------------------------------------------------------------------------------
By Income Statement Line
   Foreign Exchange                                                  $368              $465           $  856            $  814
   Trading Account                                                    138                98              442               334
   Other (1)                                                           94               167              174               310
                                                              ----------------------------------------------------------------------
   Total                                                             $600              $730           $1,472            $1,458
--------------------------------------------------------------======================================================================

By Trading Activity
   Foreign Exchange (2)                                              $308              $425           $  732            $  837
   Derivative (3)                                                     183               182              473               378
   Fixed Income (4)                                                    21                31               53               101
   Other                                                               88                92              214               142
                                                              ----------------------------------------------------------------------
   Total                                                             $600              $730           $1,472            $1,458
--------------------------------------------------------------======================================================================

By Business Sector
   Global Corporate
         Emerging Markets                                            $221              $259           $  522            $  530
         Global Relationship Banking                                  285               357              733               740
                                                              ----------------------------------------------------------------------
               Total Global Corporate                                 506               616            1,255             1,270
   Global Consumer and Other                                           94               114              217               188
                                                              ----------------------------------------------------------------------
   Total                                                             $600              $730           $1,472            $1,458
--------------------------------------------------------------======================================================================

(1)   Primarily net interest revenue.
(2) Foreign exchange activity includes foreign exchange spot, forward, and option contracts.
(3) Derivative activity primarily includes interest rate and currency swaps, options, financial futures, and equity and commodity contracts.
(4) Fixed income activity principally includes debt instruments including government and corporate debt as well as mortgage assets.
--------------------------------------------------------------------------------

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

           See Exhibit Index

           (b)   Reports on Form 8-K

           On April 20, 1999, the Company filed a Current Report on Form 8-K dated April 19, 1999 (Item 5), which report summarized the consolidated operations of Citicorp and its subsidiaries for the three month period ended March 31, 1999.

No other reports on Form 8-K were filed during the second quarter of 1999; however, on July 20, 1999 the Company filed a Current Report on Form 8-K dated July 19, 1999 (Item 5), which report summarized the consolidated operations of Citicorp and its subsidiaries for the three and six month periods ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of August, 1999.

                                          CITICORP
                                          (Registrant)

                                          By: /s/ Heidi G. Miller
                                          -----------------------
                                          Name:  Heidi G. Miller
                                          Title: Chief Financial Officer
                                                 Principal Financial Officer


                                          By: /s/ Roger W. Trupin
                                          -----------------------
                                          Name:  Roger W. Trupin
                                          Title: Vice President and Controller

                                  Exhibit Index

Exhibit
Number            Description of Exhibit
------            ----------------------

3.01 Citicorp's Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to Citicorp's Post Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-21143, filed on October 8, 1998).

3.02 Citicorp's By-Laws (incorporated herein by reference to Exhibit 3(ii) to Citicorp's Financial Review and Form 10-Q filed on November 13, 1998).

12.01             Computation of Ratio of Earnings to Fixed Charges.

12.02 Computation of Ratio of Earnings to Fixed Charges (including preferred stock dividends).

27.01             Financial Data Schedule.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of Citicorp does not exceed 10% of the total assets of Citicorp and its consolidated subsidiaries. Citicorp will furnish copies of any such instrument to the SEC upon request.