Form 10-Q
period 1999-09-30
CITICORP
filed 1999-11-12
CIK 20405

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

|X|            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                                    Citicorp

                                TABLE OF CONTENTS

                         Part I - Financial Information

Item 1.    Financial Statements:                                        Page No.
                                                                        --------
           Consolidated Statements of Income (Unaudited) - Three and
            Nine Months Ended September 30, 1999 and 1998                     24

           Consolidated Balance Sheets - September 30, 1999
            (Unaudited) and December 31, 1998                                 25

           Consolidated Statements of Changes in Stockholder's Equity
            (Unaudited) - Nine Months Ended September 30, 1999 and
            1998                                                              26

           Consolidated Statements of Cash Flows (Unaudited) - Nine
            Months Ended September 30, 1999 and 1998                          27

           Consolidated Balance Sheets of Citibank, N.A. and
            Subsidiaries - September 30, 1999 (Unaudited) and December
            31, 1998                                                          28

           Notes to Consolidated Financial Statements (Unaudited)             29


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              1-23

                                                                           19-21
Item 3.    Quantitative and Qualitative Disclosures about Market Risk      32-34

                           Part II - Other Information

Item 6.    Exhibits and Reports on Form 8-K                                   39

Signatures                                                                    40

Exhibit Index                                                                 41

CITICORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS

BUSINESS FOCUS

The table below shows the core income (loss) for each of Citicorp's businesses:

                                                            Three Months Ended September 30,      Nine Months Ended September 30,
                                                           -------------------------------------------------------------------------
In millions of dollars                                           1999             1998 (2)            1999             1998 (2)
------------------------------------------------------------------------------------------------------------------------------------
Global Consumer
Citibanking North America                                      $  111             $   25            $  292             $   89
Mortgage Banking                                                   61                 57               174                157
Cards                                                             297                223               847                515
CitiFinancial (1)                                                 135                 62               284                159
                                                           -------------------------------------------------------------------------
     Total North America                                          604                367             1,597                920
                                                           -------------------------------------------------------------------------
Europe, Middle East, and Africa                                    98                 64               237                166
Asia Pacific                                                      117                100               325                267
Latin America                                                      55                 42               145                122
                                                           -------------------------------------------------------------------------
     Total International                                          270                206               707                555
                                                           -------------------------------------------------------------------------
e-Citi                                                            (51)               (33)             (130)               (99)
Other                                                             (10)               (24)              (56)               (37)
                                                           -------------------------------------------------------------------------
Total Global Consumer                                             813                516             2,118              1,339
                                                           -------------------------------------------------------------------------

Global Corporate Bank
Emerging Markets                                                  308                  7               925                511
Global Relationship Banking                                       153                 (9)              510                388
                                                           -------------------------------------------------------------------------
Total Global Corporate Bank                                       461                 (2)            1,435                899
                                                           -------------------------------------------------------------------------

Global Investment Management
  and Private Banking Group
Asset Management                                                   (8)                (4)               (5)                11
Global Private Bank                                                73                 66               203                189
                                                           -------------------------------------------------------------------------
Total Global Investment Management
  and Private Banking Group                                        65                 62               198                200
                                                           -------------------------------------------------------------------------

Corporate/Other                                                   (84)               (41)             (171)              (219)

                                                           -------------------------------------------------------------------------
Business Income                                                 1,255                535             3,580              2,219
                                                           -------------------------------------------------------------------------

Investment Activities                                             188                 75               400                679

                                                           -------------------------------------------------------------------------
Core Income                                                     1,443                610             3,980              2,898
                                                           -------------------------------------------------------------------------

Restructuring-related items, after-tax (3)                        (33)                --              (112)                --
                                                           -------------------------------------------------------------------------
Net Income                                                     $1,410             $  610            $3,868             $2,898
-----------------------------------------------------------=========================================================================

(1) On August 4, 1999, CitiFinancial Credit Company (formerly Commercial Credit Company) ("CCC"), an indirect wholly-owned subsidiary of Citigroup Inc., became a subsidiary of Citicorp Banking Corporation, a wholly-owned subsidiary of Citicorp. CCC is consolidated in the results of Citicorp. Prior periods have been restated to reflect this reorganization. See Note 1 of Notes to Consolidated Financial Statements.
(2) The 1998 results have been restated to reflect changes in capital and tax allocations among the segments to conform the policies of Citicorp and Travelers Group Inc.
(3) The restructuring-related items are associated with the 1997 and 1998 restructuring initiatives, and in the 1999 third quarter include $31 million of severance, $25 million of accelerated depreciation, and a $23 million credit for the reversal of prior charges; and in the 1999 nine months, includes $31 million of severance, $104 million of accelerated depreciation, and a $23 million credit for the reversal of prior charges. See Note 5 of Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

INCOME ANALYSIS

The income analysis reconciles amounts shown in the Consolidated Statements of Income to the basis employed by management for assessing financial results.

                                                             Three Months Ended September 30,     Nine Months Ended September 30,
                                                           -------------------------------------------------------------------------
In millions of dollars                                            1999               1998              1999               1998
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                         $7,123             $5,857           $20,967            $18,326
Effect of credit card securitization activity                      552                576             1,710              1,619
                                                           -------------------------------------------------------------------------
Adjusted revenues, net of interest expense                       7,675              6,433            22,677             19,945
                                                           -------------------------------------------------------------------------
Total operating expenses                                         4,236              4,058            12,623             11,621
Restructuring-related items                                        (52)                --              (179)                --
                                                           -------------------------------------------------------------------------
Adjusted operating expenses                                      4,184              4,058            12,444             11,621
                                                           -------------------------------------------------------------------------
Provision for credit losses                                        632                821             2,151              2,071
Effect of credit card securitization activity                      552                576             1,710              1,619
                                                           -------------------------------------------------------------------------
Adjusted provision for credit losses                             1,184              1,397             3,861              3,690
                                                           -------------------------------------------------------------------------
Core income before income taxes                                  2,307                978             6,372              4,634
Taxes on core income                                               864                368             2,392              1,736
                                                           -------------------------------------------------------------------------
Core income                                                      1,443                610             3,980              2,898
Restructuring-related items, after-tax                             (33)                --              (112)                --
                                                           -------------------------------------------------------------------------
Net income                                                      $1,410             $  610           $ 3,868            $ 2,898
-----------------------------------------------------------=========================================================================

Results of Operations

Citicorp, a wholly-owned subsidiary of Citigroup Inc., reported core income of $1.443 billion and $3.980 billion in the 1999 third quarter and nine months, up $833 million or 137% from $610 million and up $1.082 billion or 37% from $2.898 billion in the comparable 1998 periods. Core income in the 1999 third quarter and nine months excluded charges of $33 million and $112 million for after-tax restructuring-related items. Net income of $1.410 billion and $3.868 billion in the 1999 third quarter and nine months was up $800 million or 131% and $970 million or 33% from the year-ago periods. Core income return on common equity was 22.1% and 20.9% for the 1999 third quarter and nine months, compared to 10.6% and 17.3% for the 1998 periods.

On August 4, 1999, CCC, an indirect wholly-owned subsidiary of Citigroup Inc., became a subsidiary of Citicorp Banking Corporation, a wholly-owned subsidiary of Citicorp. See Note 8 of Notes to Consolidated Financial Statements.

Core income growth in the quarter was led by Global Corporate Bank, up $463 million to $461 million reflecting a rebound from the loss in the 1998 third quarter that was the result of severe economic turmoil, and Global Consumer which increased $297 million or 58% to $813 million reflecting strong growth in virtually all businesses. In addition, Global Investment Management and Private Banking grew $3 million or 5% to $65 million, reflecting a 23% increase in assets under management to $242 billion. Investment Activities core income of $188 million was up $113 million or 151% from the year-ago quarter, primarily reflecting increased venture capital revenues. For the nine month period, Global Corporate Bank was up 60% to $1.435 billion and Global Consumer was up 58% to $2.118 billion. Partially offsetting these improvements was a core income decrease of $279 million or 41% in Investment Activities to $400 million, reflecting a decrease in realized gains from sales of investments and net asset gains, partially offset by an increase in venture capital revenues.

Global Corporate Bank core income increases in both the quarter and nine months primarily resulted from a rebound from the severe market conditions of a year ago. Emerging Markets core income was up $301 million and $414 million in the 1999 third quarter and nine months to $308 million and $925 million, as revenue growth and improved credit complemented continued expense discipline. Global Relationship Banking was up $162 million and $122 million to $153 million and $510 million for the 1999 third quarter and nine months, reflecting improved revenues coupled with expense reductions. Global Consumer core income in both the quarter and nine months reflected strong growth in virtually all businesses, particularly in the North America businesses where Cards core income of $297 million and $847 million in the quarter and nine months grew $74 million and $332 million from the 1998 periods, reflecting significant increases in U.S. bankcards; Citibanking North America core income of $111 million and $292 million in the quarter and nine months increased $86 million and $203 million, primarily reflecting expense reduction initiatives; and CitiFinancial improved $73 million and $125 million to $135 million and $284 million from the comparable 1998 periods. CitiFinancial core income reflected a 31% growth in receivables from the 1998 third quarter. Core income in the International businesses grew 31% to $270 million and 27% to $707 million in the 1999 third quarter and nine months, reflecting increases across all regions. Global Consumer core income growth was achieved even as spending continued on the technological enhancements of e-Citi.

Adjusted revenues, net of interest expense, of $7.7 billion and $22.7 billion in the 1999 third quarter and nine months were up $1.2 billion or 19% and $2.7 billion or 14% compared to the 1998 periods. Revenue growth was led by Global Consumer which increased strongly in almost all sectors and was $4.9 billion and $14.3 billion in the 1999 third quarter and nine months, up $519 million or 12% and $2.1 billion or 17% from the comparable 1998 periods, reflecting strategic acquisitions, and Global Corporate Bank which was up $486 million or 31% and $742 million or 13% from the comparable 1998 periods, principally reflecting the improved environment from the severe market conditions in the 1998 third quarter. Excluding the effects of the 1998 market turmoil, Global Corporate Bank comparisons reflect revenue growth in loans, trade finance and structured products. Global Investment Management and Private Banking revenues of $379 million and $1.1 billion for the 1999 third quarter and nine months increased $13 million and $40 million, both up 4%. The $179 million increase in the 1999 third quarter in Investment Activities revenues primarily reflected a $370 million increase in venture capital revenues, partially offset by a decrease in net asset gains, while the $387 million decrease in the 1999 nine months reflected a $519 million decrease in securities transactions and net asset gains, partially offset by a $268 million increase in venture capital revenues.

Net interest revenue as shown on the Consolidated Statement of Income of $3.6 billion and $10.8 billion for the 1999 third quarter and nine months, was up $261 million or 8% and $1.1 billion or 11% from the comparable 1998 periods, reflecting business volume growth in most markets. Adjusted net interest revenues, including the effect of credit card securitization, of $4.7 billion and $14.0 billion for the 1999 third quarter and nine months were up $348 million or 8% and $1.7 billion or 14% from the 1998 periods. Adjusted fees and commissions revenues of $1.9 billion and $5.4 billion were up $253 million or 16% and $703 million or 15%, primarily as a result of continued growth in assets under fee-based management. Foreign exchange and trading revenues of $610 million and $1.9 billion were up $295 million or 94% and $445 million or 30%, reflecting the broad-based rebound in trading activities from the severe market conditions in 1998. Venture capital revenues of $339 million and $672 million in the 1999 third quarter and nine months were up $370 million and $268 million from the 1998 periods. Aggregate securities transactions and net asset gains were down $46 million to $68 million in the quarter and down $503 million to $426 million in the nine months, reflecting lower levels of securities sales and net asset gains.

Adjusted operating expenses of $4.2 billion and $12.4 billion for the 1999 third quarter and nine months, which exclude the restructuring-related items, were up $126 million or 3% and $823 million or 7% from the comparable 1998 periods. Expenses increased in Global Consumer by 3% and 10% in the quarter and nine months, primarily reflecting acquisitions in Latin America, Mortgage Banking, and Cards, and electronic financial services development efforts, partially offset by a decline in fixed costs due to expense control initiatives. Global Corporate Bank expenses were down 4% and 1% in the quarter and nine months, reflecting lower European Economic Monetary Union ("EMU") and year 2000 expenses. Global Investment Management and Private Banking expenses increased 4% in both the 1999 third quarter and nine months, reflecting investments made in technology, and research and quantitative functional analysis.

Adjusted provision for credit losses was $1.2 billion and $3.9 billion in the 1999 third quarter and nine months, down $213 million or 15% and up $171 million or 5% from the comparable 1998 periods. Global Consumer adjusted provision for credit losses of $1.1 billion and $3.6 billion was down 2% and up 6% in the quarter and nine months. The ratio of net credit losses to average managed loans was 2.40% in the quarter, down from 2.58% in the preceding quarter and 2.68% a year ago. The managed consumer loan delinquency ratio (90 days or more past due) decreased to 1.95% from 1.98% for the preceding quarter and 2.13% a year ago.

Global Corporate Bank provision for credit losses of $37 million and $258 million in the 1999 third quarter and nine months decreased 84% in the quarter and 21% in the nine months, reflecting the 1998 events in Russia and a lower provision for credit losses resulting from an improved credit outlook in the Emerging Markets. Commercial cash-basis loans and other real estate owned of $1.7 billion at quarter-end were up 4% from a year earlier and were unchanged from the preceding quarter.

The provision for credit losses as shown on the Consolidated Statement of Income was $632 million and $2.2 billion in the 1999 third quarter and nine months, compared to $821 million and $2.1 billion in the year-ago periods.

Total capital (Tier 1 and Tier 2) was $36.2 billion or 12.16% of net risk-adjusted assets, and Tier 1 capital was $24.1 billion or 8.09% at September 30, 1999, compared to $36.7 billion or 12.53% and $25.8 billion or 8.78% at June 30, 1999.

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "Act"), which will become effective in most significant respects 120 days after enactment. Under the Act, bank holding companies, such as Citicorp, all of whose depository institutions are "well capitalized" and "well managed", as defined in the Bank-Holding Company Act of 1956, and which obtain satisfactory Community Reinvestment Act ratings, will have the ability to engage in a broader spectrum of activities than those currently permitted. Subject to certain limitations, new merchant banking rules will permit Citicorp to make investments in companies that engage in activities that are not financial in nature without regard to the existing 5% limit for domestic investments and 20% limit for overseas investments. Provisions of the Act that will become effective 18 months after enactment will limit the bank exemption from U.S. securities laws for certain activities that may now be conducted by national banks.

GLOBAL CONSUMER

                                                Three Months Ended                            Nine Months Ended
                                                  September 30,                                 September 30,
                                          -------------------------------      %        -------------------------------      %
In millions of dollars                          1999            1998         Change           1999           1998          Change
----------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense       $4,353          $3,810           14          $12,627        $10,628            19
Effect of credit card securitization
activity                                         552             576           (4)           1,710          1,619             6
                                          -------------------------------               -------------------------------
Adjusted revenues,
 net of interest expense                       4,905           4,386           12           14,337         12,247            17
                                          -------------------------------               -------------------------------
Adjusted operating expenses (1)                2,451           2,374            3            7,327          6,669            10
                                          -------------------------------               -------------------------------
Provision for credit losses                      593             593           --            1,881          1,768             6
Effect of credit card securitization
activity                                         552             576           (4)           1,710          1,619             6
                                          -------------------------------               -------------------------------
Adjusted provision for credit losses           1,145           1,169           (2)           3,591          3,387             6
                                          -------------------------------               -------------------------------
Core income before taxes                       1,309             843           55            3,419          2,191            56
Income taxes                                     496             327           52            1,301            852            53
                                          -------------------------------               -------------------------------
Core income                                      813             516           58            2,118          1,339            58
Restructuring-related items, after-tax            17              --           NM               73             --            NM
                                          -------------------------------               -------------------------------
Net income                                    $  796          $  516           54          $ 2,045        $ 1,339            53
------------------------------------------========================================================================================

(1)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Global Consumer -- which provides banking, lending, and credit insurance services, including credit and charge cards, to customers around the world -- reported core income of $813 million and $2.118 billion in the 1999 third quarter and nine months, up $297 million or 58% and $779 million or 58% from the 1998 periods, reflecting strong growth in virtually all businesses, particularly in the North America businesses where Cards increased $74 million or 33% in the quarter and $332 million or 64% in the nine months, Citibanking increased $86 million or 344% and $203 million or 228%, and CitiFinancial increased $73 million or 118% and $125 million or 79%. Core income in the International businesses grew 31% and 27% in the quarter and nine months, reflecting increases across all regions. Global Consumer core income growth was achieved even as spending continued on the technological enhancements of e-Citi. Net income of $796 million and $2.045 billion in the 1999 third quarter and nine months included restructuring-related items of $17 million ($26 million pretax) and $73 million ($117 million pretax).

North America

Citibanking North America

                                               Three Months Ended                             Nine Months Ended
                                                  September 30,                                  September 30,
                                          -------------------------------      %        -------------------------------     %
In millions of dollars                          1999            1998         Change           1999           1998         Change
----------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense         $528            $487            8           $1,552         $1,486             4
Adjusted operating expenses (1)                  328             410          (20)           1,001          1,244           (20)
Provision for credit losses                       11              26          (58)              49             76           (36)
                                          -------------------------------               -------------------------------
Core income before taxes                         189              51          271              502            166           202
Income taxes                                      78              26          200              210             77           173
                                          -------------------------------               -------------------------------
Core income                                      111              25          344              292             89           228
Restructuring-related items, after-tax            (3)             --           NM               16             --            NM
                                          -------------------------------               -------------------------------
Net income                                      $114            $ 25          356           $  276         $   89           210
------------------------------------------========================================================================================
Average assets (in billions of dollars)         $  9            $ 10          (10)          $   10         $   10            --
Return on assets                                5.03%           0.99%                         3.69%          1.19%
------------------------------------------========================================================================================
Excluding restructuring-related items
Return on assets                                4.89%           0.99%                         3.90%          1.19%
------------------------------------------========================================================================================

(1)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Citibanking North America -- which delivers banking and lending services to customers through Citibank's branch network and electronic delivery systems -- reported core income of $111 million and $292 million in the 1999 third quarter and nine months, up from $25 million and $89 million in the 1998 periods due to expense reduction initiatives, revenue growth and credit cost improvements. Net income of $114 million and $276 million in the 1999 third quarter and nine months included a restructuring-related credit of $3 million ($5 million pretax) and a restructuring-related charge of $16 million ($26 million pretax), respectively.

As shown in the following table, Citibanking grew accounts and customer deposits from 1998. The decline in loans reflects a decrease in home equity loans due to increased industry-wide mortgage refinancing activity during 1998 and the first half of 1999.

                                               Three Months Ended                             Nine Months Ended
                                                  September 30,                                 September 30,
                                          -------------------------------      %        -------------------------------      %
In billions of dollars                          1999            1998         Change           1999           1998          Change
-----------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions)                           6.2             5.8            7              6.2            5.8             7
Average customer deposits                      $42.2           $39.7            6            $42.0          $39.3             7
Average loans                                    7.5             7.9           (5)             7.6            8.0            (5)
------------------------------------------=========================================================================================

Revenues, net of interest expense, of $528 million and $1.552 billion in the 1999 third quarter and nine months increased $41 million or 8% and $66 million or 4% from the 1998 periods, reflecting growth in customer deposits and higher investment product fees and commissions, offset by lower loan volumes. The increase in revenues in the nine months was reduced by a 1998 second quarter gain of approximately $25 million related to a building lease transaction. Adjusted operating expenses declined $82 million or 20% and $243 million or 20% from the 1998 periods, reflecting expense management initiatives that significantly reduced staff expenses, marketing spending, and other fixed costs.

The provision for credit losses declined to $11 million and $49 million in the 1999 third quarter and nine months from $26 million and $76 million in the 1998 periods. The net credit loss ratio of 1.03% in the quarter declined from 1.35% a year ago. Loans delinquent 90 days or more of $64 million or 0.87% at September 30, 1999 declined from $109 million or 1.25% in 1998. The declines in the provision for credit losses and delinquencies reflect continued improvement in the portfolio and a decline in loan volumes.

Mortgage Banking

                                                Three Months Ended                             Nine Months Ended
                                                   September 30,                                 September 30,
                                          -------------------------------      %        -------------------------------      %
In millions of dollars                          1999            1998         Change           1999           1998          Change
----------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense         $199            $160           24             $551           $466            18
Adjusted operating expenses (1)                   94              62           52              245            182            35
Provision for credit losses                        2               3          (33)              10             25           (60)
                                          -------------------------------               -------------------------------
Core income before taxes                         103              95            8              296            259            14
Income taxes                                      42              38           11              122            102            20
                                          -------------------------------               -------------------------------
Core income                                       61              57            7              174            157            11
Restructuring-related items, after-tax             1              --           NM                1             --            NM
                                          -------------------------------               -------------------------------
Net income                                      $ 60            $ 57            5             $173           $157            10
------------------------------------------========================================================================================
Average assets (in billions of dollars)         $ 29            $ 25           16             $ 29           $ 25            16
Return on assets                                0.82%           0.90%                         0.80%          0.84%
------------------------------------------========================================================================================
Excluding restructuring-related items
Return on assets                                0.83%           0.90%                         0.80%          0.84%
------------------------------------------========================================================================================

(1)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Mortgage Banking -- which provides mortgages and student loans to customers across North America -- reported core income of $61 million and $174 million in the 1999 third quarter and nine months, up $4 million or 7% and $17 million or 11% from the 1998 periods, reflecting growth in student loans and credit improvement in the mortgage portfolio. Net income of $60 million and $173 million in the 1999 third quarter and nine months included restructuring-related charges of $1 million in both periods.

As shown in the following table, accounts, loans, and mortgage originations increased in both the 1999 quarter and nine months, including the effect of the April 1999 Source One acquisition. Excluding Source One, mortgage originations declined reflecting the industry-wide slowdown in mortgage refinancing activity.

                                                Three Months Ended                            Nine Months Ended
                                                   September 30,                                 September 30,
                                          -------------------------------      %        -------------------------------      %
In billions of dollars                          1999            1998         Change           1999           1998          Change
-----------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions) (1)                       3.2             2.7           19              3.2            2.7            19
Average loans (1)                              $27.1           $24.0           13            $27.0          $23.7            14
Mortgage originations                            4.7             4.3            9             13.4           11.3            19
------------------------------------------=========================================================================================

(1)   Includes student loans.
--------------------------------------------------------------------------------

Revenues, net of interest expense, of $199 million and $551 million in the 1999 third quarter and nine months grew $39 million or 24% and $85 million or 18% from the 1998 periods, reflecting the Source One acquisition and growth in the student loan portfolio. Excluding Source One, mortgage revenues declined slightly in both the quarter and nine months. Adjusted operating expenses increased $32 million or 52% and $63 million or 35% from the 1998 periods, principally due to Source One.

The provision for credit losses of $2 million and $10 million in the 1999 third quarter and nine months declined from $3 million and $25 million in the 1998 periods. The net credit loss ratio of 0.12% in the quarter declined from 0.29% a year ago and the ratio of loans delinquent 90 days or more was 2.28%, down from 2.69% in 1998, reflecting improvement in the mortgage portfolio. The ratio of loans delinquent 90 days or more increased from 2.09% at June 30, 1999 as a result of a statutory increase in the length of time Citicorp must hold delinquent government-guaranteed student loans prior to submitting a claim under the government guarantee.

Cards

                                                Three Months Ended                            Nine Months Ended
                                                   September 30,                                 September 30,
                                          -------------------------------      %        -------------------------------     %
In millions of dollars                          1999            1998         Change           1999           1998         Change
-----------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense       $1,432          $1,339            7           $4,238         $3,508            21
Effect of credit card securitization
activity                                         552             576           (4)           1,710          1,619             6
                                          -------------------------------               -------------------------------
Adjusted revenues,
  net of interest expense                      1,984           1,915            4            5,948          5,127            16
Adjusted operating expenses (1)                  707             714           (1)           2,153          1,847            17
Adjusted provision for credit losses (2)         804             846           (5)           2,454          2,456            --
                                          -------------------------------               -------------------------------
Core income before taxes                         473             355           33            1,341            824            63
Income taxes                                     176             132           33              494            309            60
                                          -------------------------------               -------------------------------
Core income                                      297             223           33              847            515            64
Restructuring-related items, after-tax            (2)             --           NM               (2)            --            NM
                                          -------------------------------               -------------------------------
Net income                                    $  299          $  223           34           $  849         $  515            65
------------------------------------------=========================================================================================
Average assets (in billions of dollars)(3)    $   28          $   28           --           $   29         $   27             7
Return on assets (4)                            4.24%           3.16%                         3.91%          2.55%
------------------------------------------=========================================================================================
Excludes restructuring-related items
Return on assets                                4.21%           3.16%                         3.90%          2.55%
------------------------------------------=========================================================================================

(1)   Excludes restructuring-related items.
(2)   Adjusted for the effect of credit card securitization.
(3) Adjusted for the effect of credit card securitization, managed average assets for Cards were $76 billion and $75 billion in the 1999 third quarter and nine months, compared to $68 billion and $61 billion in the 1998 periods.
(4) Adjusted for the effect of credit card securitization, the return on managed assets for Cards was 1.56% and 1.30% in the third quarters of 1999 and 1998, and 1.51% and 1.13% for the nine months of 1999 and 1998, respectively.
NM    Not meaningful
--------------------------------------------------------------------------------

Cards -- U.S. bankcards, Canada bankcards, and North America Diners Club -- reported core income of $297 million and $847 million in the 1999 third quarter and nine months, up $74 million or 33% and $332 million or 64% from the 1998 periods, reflecting significant increases in the U.S. bankcards business, despite competitive pricing pressures. Net income of $299 million and $849 million in the 1999 third quarter and nine months included a restructuring-related credit of $2 million in both periods.

Universal Cards Services ("UCS"), which was acquired in April 1998, contributed approximately $24 million and $33 million to net income in the 1999 third quarter and nine months compared with net losses of $31 million and $74 million in the 1998 periods.

Adjusted revenues, net of interest expense, of $1.984 billion and $5.948 billion in the 1999 third quarter and nine months increased $69 million or 4% and $821 million or 16% from the 1998 periods reflecting increases in receivables, including the March 1999 Mellon acquisition, higher interchange fee revenues, offset by changes in portfolio mix and lower spreads. The year-to-date increase also reflects the acquisition of UCS and increases due to risk-based pricing actions.

As shown in the following table, on a managed basis, the U.S. bankcards portfolio experienced strong receivable and sales volume growth in the quarter and nine months, including the effect of the Mellon acquisition. Account growth of 2% includes management initiatives that resulted in the closing of inactive and/or high-risk accounts. The total sales increase in the nine-month period also reflects the acquisition of UCS.

                                                Three Months Ended                            Nine Months Ended
                                                   September 30,                                 September 30,
                                          -------------------------------      %        -------------------------------     %
In billions of dollars                          1999            1998         Change           1999           1998         Change
-----------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions)                          40.6            39.7            2             40.6           39.7             2
Total sales                                    $40.9           $37.7            8           $118.5          $98.4            20
End-of-period managed receivables               70.7            63.8           11             70.7           63.8            11
------------------------------------------=========================================================================================

Adjusted operating expenses of $707 million and $2.153 billion in the 1999 third quarter and nine months declined slightly in the quarter, but increased $306 million or 17% year-to-date, reflecting the UCS and Mellon acquisitions and increased marketing costs.

The adjusted provision for credit losses was $804 million and $2.454 billion in the 1999 third quarter and nine months, down from $846 million and $2.456 billion in the 1998 periods. U.S. bankcards managed net credit losses in the 1999 third quarter were $773 million and the related loss ratio was 4.40%, down from $803 million and 4.63% in the 1999 second quarter and $805 million and 5.15% in the 1998 third quarter. U.S. bankcards managed loans delinquent 90 days or more were $995 million or 1.42% at September 30, 1999, compared with $954 billion or 1.36% at June 30, 1999 and $939 million or 1.49% at September 30, 1998. The improvement in both the delinquency and net credit loss ratios from a year ago reflects moderating industry-wide bankruptcy trends and credit risk management initiatives.

CitiFinancial

                                                Three Months Ended                             Nine Months Ended
                                                   September 30,                                 September 30,
                                          -------------------------------      %        -------------------------------     %
In millions of dollars                          1999            1998         Change           1999           1998         Change
-----------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense         $421            $326           29           $1,178           $930            27
Adjusted operating expenses (1)                  152             146            4              487            425            15
Provision for credit losses                       58              83          (30)             242            253            (4)
                                          -------------------------------               -------------------------------
Core income before taxes                         211              97          118              449            252            78
Income taxes                                      76              35          117              165             93            77
                                          -------------------------------               -------------------------------
Core income                                      135              62          118              284            159            79
Restructuring-related items, after-tax             1              --           NM                2             --            NM
                                          -------------------------------               -------------------------------
Net income                                      $134            $ 62          116           $  282           $159            77
------------------------------------------=========================================================================================
Average assets (in billions of dollars)         $ 16            $ 13           23           $   15           $ 12            25
Return on assets                                3.32%           1.89%                         2.51%          1.77%
------------------------------------------=========================================================================================
Excluding restructuring-related items
Return on assets                                3.35%           1.89%                         2.53%          1.77%
------------------------------------------=========================================================================================

(1)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

CitiFinancial (formerly Consumer Finance Services) includes the consumer lending operations (including secured and unsecured personal loans, real estate-secured loans, and consumer goods financing) of CCC. Also included are related credit insurance services provided through subsidiaries.

Core income was $135 million and $284 million in the 1999 third quarter and nine months, up from $62 million and $159 million in the comparable periods of 1998. Included in the 1999 third quarter is a $15 million (after-tax) release of a litigation reserve resulting from the settlement of a claim. Receivables grew 31% from the 1998 third quarter due to healthy business flow at CitiFinancial branches, cross selling of CitiFinancial products through Primerica distribution channels and the acquisition in the first quarter of 1999 of certain Associates First Capital branches. The total number of CitiFinancial branches rose to 1,173 at the end of the third quarter of 1999, up from 980 at year-end 1998. The increase in adjusted operating expenses was primarily attributable to the acquisition.

Receivables at September 30, 1999 reached a record $14.6 billion compared to $11.9 billion at year-end 1998 and $11.2 billion at September 30, 1998. Much of the growth in 1999 in real estate-secured loans resulted from the continued strong performance of the $.M.A.R.T. Loan(R) and $.A.F.E.(R) Loan programs, which grew to $3.7 billion at September 30, 1999, a 35% increase over September 30, 1998, as well as solid sales in the branch network.

The average yield on receivables was 14.58% during the 1999 third quarter and 14.49% for the 1999 nine months, down from 14.93% in the 1998 periods, reflecting a shift in the portfolio mix toward lower-risk real estate loans which have lower margins. At September 30, 1999, the portfolio consisted of 58% real estate-secured loans, 35% personal loans, and 7% sales finance and other.

The provision for credit losses was $58 million and $242 million in the 1999 third quarter and nine months, down from $83 million and $253 million in the 1998 periods, reflecting continued strong credit performance. The net credit loss ratio was 2.00% in the quarter, down from 2.14% in 1999 second quarter and 2.61% a year ago. Loans delinquent 90 days or more were $186 million or 1.27% at September 30, 1999, compared with $172 million or 1.26% at June 30, 1999 and $162 million or 1.45% a year ago.

International Consumer

Europe, Middle East & Africa

                                                Three Months Ended                            Nine Months Ended
                                                   September 30,                                 September 30,
                                          -------------------------------      %        -------------------------------     %
In millions of dollars                          1999            1998         Change           1999           1998         Change
----------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense         $608            $543           12           $1,736         $1,567            11
Adjusted operating expenses (1)                  373             362            3            1,122          1,078             4
Provision for credit losses                       76              74            3              227            214             6
                                          -------------------------------               -------------------------------
Core income before taxes                         159             107           49              387            275            41
Income taxes                                      61              43           42              150            109            38
                                          -------------------------------               -------------------------------
Core income                                       98              64           53              237            166            43
Restructuring-related items, after-tax             8              --           NM               17             --            NM
                                          -------------------------------               -------------------------------
Net income                                      $ 90            $ 64           41           $  220         $  166            33
------------------------------------------========================================================================================
Average assets (in billions of dollars)         $ 23            $ 22            5           $   22         $   21             5
Return on assets                                1.55%           1.15%                         1.34%          1.06%
------------------------------------------========================================================================================
Excluding restructuring-related items
Return on assets                                1.69%           1.15%                         1.44%          1.06%
------------------------------------------========================================================================================

(1)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Europe, Middle East & Africa ("EMEA") -- which provides banking and lending services, including credit and charge cards, to customers throughout the region -- reported core income of $98 million and $237 million in the 1999 third quarter and nine months, up $34 million or 53% and $71 million or 43% from the 1998 periods, reflecting a $16 million ($25 million pretax) gain related to an investment in an affiliate and business growth across the region. Net income of $90 million and $220 million in the 1999 third quarter and nine months included restructuring-related items of $8 million ($12 million pretax) and $17 million ($27 million pretax), respectively.

The net effects of foreign currency translation reduced core income by approximately $8 million in the quarter and reduced revenue and expense growth by approximately 6% and 5%, respectively. Foreign currency translation effects were not material in the nine month period.

As shown in the following table, EMEA reported 6% account growth from a year ago primarily reflecting loan growth, including credit cards.

                                                Three Months Ended                              Nine Months Ended
                                                   September 30,                                  September 30,
                                          -------------------------------      %        -------------------------------     %
In billions of dollars                          1999            1998         Change           1999           1998         Change
----------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions)                          10.7            10.1            6             10.7           10.1             6
Average customer deposits                      $17.1           $17.1           --            $17.1          $17.1            --
Average loans                                   17.2            16.5            4             16.8           15.9             6
------------------------------------------========================================================================================

Revenues, net of interest expense, of $608 million and $1.736 billion in the 1999 third quarter and nine months grew $65 million or 12% and $169 million or 11% from the 1998 periods, reflecting the $25 million gain associated with an investment in an affiliate, loan growth, improved spreads, and higher insurance and investment product fees. Adjusted operating expenses of $373 million and $1.122 billion in the 1999 third quarter and nine months were up $11 million or 3% and $44 million or 4% from the 1998 periods, reflecting costs associated with franchise expansion in Central and Eastern Europe and business volume growth.

The provision for credit losses was $76 million and $227 million in the 1999 third quarter and nine months, up from $74 million and $214 million in the 1998 periods. The net credit loss ratio was 1.60% in the quarter, down from 1.71% in the 1999 second quarter and 1.64% a year ago. Loans delinquent 90 days or more were $953 million or 5.45% at September 30, 1999, compared with $899 million or 5.46% at June 30, 1999 and $955 million or 5.52% a year ago.

Asia Pacific

                                                Three Months Ended                             Nine Months Ended
                                                  September 30,                                  September 30,
                                          -------------------------------      %        -------------------------------     %
In millions of dollars                          1999            1998         Change           1999           1998         Change
-----------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense         $580            $459           26           $1,641         $1,338            23
Adjusted operating expenses (1)                  316             234           35              867            727            19
Provision for credit losses                       76              63           21              253            177            43
                                          -------------------------------               -------------------------------
Core income before taxes                         188             162           16              521            434            20
Income taxes                                      71              62           15              196            167            17
                                          -------------------------------               -------------------------------
Core income                                      117             100           17              325            267            22
Restructuring-related items, after-tax            --              --           --                9             --            NM
                                          -------------------------------               -------------------------------
Net income                                      $117            $100           17           $  316         $  267            18
------------------------------------------=========================================================================================
Average assets (in billions of dollars)         $ 31            $ 28           11           $   30         $   28             7
Return on assets                                1.50%           1.42%                         1.41%          1.27%
------------------------------------------=========================================================================================
Excluding restructuring-related items
Return on assets                                1.50%           1.42%                         1.45%          1.27%
------------------------------------------=========================================================================================

(1)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Asia Pacific (including Japan and Australia) -- which provides banking and lending services, including credit and charge cards, to customers throughout the region -- reported core income of $117 million and $325 million in the 1999 third quarter and nine months, up $17 million or 17% and $58 million or 22% from the 1998 periods, reflecting business growth across the region, particularly Japan, as the region continues to rebound from weak 1998 results, offset by higher credit losses in Taiwan and Hong Kong. Net income of $117 million and $316 million in the 1999 third quarter and nine months included restructuring-related items of $9 million ($15 million pretax) in the nine month period.

Strengthening currencies across the region resulted in net foreign currency translation effects in the 1999 third quarter and nine months that increased core income by approximately $10 million and $11 million. The net effect of foreign currency translation increased revenue growth by 10% and 5% and expense growth by 11% and 6%, respectively.

As shown in the following table, Asia Pacific accounts grew 23% from 1998, driven by double digit growth in both customer deposits and loans, reflecting significant increases in Japan, and economic stabilization in certain countries.

                                                Three Months Ended                             Nine Months Ended
                                                   September 30,                                 September 30,
                                          -------------------------------      %        -------------------------------     %
In billions of dollars                          1999            1998         Change           1999           1998         Change
-----------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions)                           9.0             7.3           23              9.0            7.3            23
Average customer deposits                      $42.5           $36.8           15            $41.0          $35.0            17
Average loans                                   23.7            20.1           18             22.9           19.8            16
------------------------------------------=========================================================================================

Revenues, net of interest expense, of $580 million and $1.641 billion in the 1999 third quarter and nine months, increased $121 million or 26% and $303 million or 23% from the 1998 periods, reflecting strong performance in Japan and higher spreads and business volume growth in most other countries. Adjusted operating expenses in the quarter and nine months were up $82 million or 35% and $140 million or 19% from the 1998 periods, reflecting higher marketing and program spending primarily in Singapore, Taiwan, and Japan.

The provision for credit losses was $76 million and $253 million in the 1999 third quarter and nine months, up from $63 million and $177 million in the 1998 periods. The net credit loss ratio was 1.23% in the quarter, up from 1.12% a year ago, but down from 1.33% in the 1999 second quarter. Loans delinquent 90 days or more were $450 million or 1.87% at September 30, 1999 compared with $384 million or 1.87% a year ago and $509 million or 2.17% at June 30, 1999. The increases in the provision and the net credit loss ratio from a year ago primarily reflect increases in Taiwan and Hong Kong; however, net credit losses and delinquencies declined from the 1999 second quarter. Additionally, the extent of the impact of the earthquake in Taiwan during the 1999 third quarter on the future credit performance of the loan portfolio continues to be assessed.

Latin America

                                                Three Months Ended                             Nine Months Ended
                                                   September 30,                                  September 30,
                                          -------------------------------      %        -------------------------------     %
In millions of dollars                          1999            1998         Change           1999           1998         Change
-----------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense         $504            $431           17           $1,469         $1,154            27
Adjusted operating expenses (1)                  302             287            5              892            768            16
Provision for credit losses                      117              74           58              353            184            92
                                          -------------------------------               -------------------------------
Core income before taxes                          85              70           21              224            202            11
Income taxes                                      30              28            7               79             80            (1)
                                          -------------------------------               -------------------------------
Core income                                       55              42           31              145            122            19
Restructuring-related items, after-tax            12              --           NM               30             --            NM
                                          -------------------------------               -------------------------------
Net income                                      $ 43            $ 42            2           $  115         $  122            (6)
------------------------------------------=========================================================================================
Average assets (in billions of dollars)         $ 14            $ 13            8           $   14         $   11            27
Return on assets                                1.22%           1.28%                         1.10%          1.48%
------------------------------------------=========================================================================================
Excluding restructuring-related items
Return on assets                                1.56%           1.28%                         1.38%          1.48%
------------------------------------------=========================================================================================

(1)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Latin America -- which provides banking and lending services, including credit and charge cards, to customers throughout the region -- reported core income of $55 million and $145 million in the 1999 third quarter and nine months, up $13 million or 31% and $23 million or 19% from the 1998 periods, reflecting an increase in earnings from Credicard, a 33%-owned Brazilian Card affiliate, and the effect of certain acquisitions, partially offset by a higher provision for credit losses. Net income of $43 million and $115 million in the 1999 third quarter and nine months included restructuring-related items of $12 million ($19 million pretax) and $30 million ($47 million pretax). Average assets of $14 billion in the quarter and $14 billion in the nine months increased 8% and 27% from the 1998 periods due to acquisitions in the region.

The Brazilian currency devaluation in the 1999 first quarter significantly contributed to the 1999 third quarter and nine months foreign currency translation effects that reduced core income by approximately $8 million and $21 million. Foreign currency translation effects reduced revenue growth by 9% and 10% and expense growth by 6% and 8%, respectively.

As shown in the following table, Latin America experienced strong business volume growth, principally due to the effect of acquisitions. Account and average loan growth was reduced by credit risk management initiatives. Customer deposit growth also reflects a "flight to quality" in the region.

                                                Three Months Ended                             Nine Months Ended
                                                   September 30,                                  September 30,
                                          -------------------------------      %        -------------------------------     %
In billions of dollars                          1999            1998         Change           1999           1998         Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions)                           7.6             7.1            7              7.6            7.1             7
Average customer deposits                      $13.6           $10.7           27            $13.4           $9.7            38
Average loans                                  $ 7.9           $ 8.0           (1)           $ 7.9           $7.8             1
------------------------------------------==========================================================================================

Revenues, net of interest expense, of $504 million and $1.469 billion in the 1999 third quarter and nine months were up $73 million or 17% and $315 million or 27% from the 1998 periods, reflecting acquisitions in the region and increased earnings from Credicard. Adjusted operating expenses grew $15 million or 5% and $124 million or 16% in the quarter and nine months, reflecting acquisitions in the region. Efficiency efforts contributed to a 7% decline in expenses in the quarter excluding the effect of acquisitions and foreign currency translation.

The provision for credit losses was $117 million and $353 million in the 1999 third quarter and nine months, up from $74 million and $184 million in the 1998 periods. The net credit loss ratio was 5.55% in the quarter, up from 3.48% a year ago, but down from 6.17% in the 1999 second quarter. Loans delinquent 90 days or more of $325 million or 4.10% at September 30, 1999 increased from $243 million or 3.05% a year ago, but declined from $346 million or 4.32% at June 30, 1999. The increases in the provision, the net credit loss ratio, and delinquencies from a year ago reflect economic conditions in the region, particularly in Chile and Argentina, and the effect of recent acquisitions.

e-Citi

                                                Three Months Ended                             Nine Months Ended
                                                   September 30,                                 September 30,
                                          -------------------------------      %        -------------------------------     %
In millions of dollars                          1999            1998         Change           1999           1998         Change
-----------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense         $ 57             $38           50             $166           $102            63
Total operating expenses                         140              91           54              379            262            45
Provision for credit losses                        1              --           NM                3              2            50
                                          -------------------------------               -------------------------------
Loss before tax benefits                         (84)            (53)          58             (216)          (162)           33
Income tax benefits                              (33)            (20)          65              (86)           (63)           37
                                          -------------------------------               -------------------------------
Net loss                                       ($ 51)           ($33)          55            ($130)         ($ 99)           31
------------------------------------------=========================================================================================

NM    Not meaningful
--------------------------------------------------------------------------------

e-Citi -- the business responsible for developing and implementing the Company's internet financial services products and e-commerce solutions -- reported net losses of $51 million and $130 million in the 1999 third quarter and nine months, compared to $33 million and $99 million in the 1998 periods.

Revenues, net of interest expense, were $57 million and $166 million in the 1999 third quarter and nine months, up from $38 million and $102 million in the 1998 periods, reflecting business volume increases in certain electronic banking services. Total operating expenses of $140 million and $379 million in the quarter and nine months increased from $91 million and $262 million in the 1998 periods, reflecting continued investment in internet-based and other electronic financial services as well as other e-commerce solutions and volume increases associated with electronic banking services.

Other Consumer

                                                                       Three Months Ended                 Nine Months Ended
                                                                         September 30,                      September 30,
                                                               ---------------------------------------------------------------------
In millions of dollars                                               1999              1998             1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                               $24               $27              $96               $77
Total operating expenses                                               39                68              181               136
                                                               ---------------------------------------------------------------------
Loss before tax benefits                                              (15)              (41)             (85)              (59)
Income tax benefits                                                    (5)              (17)             (29)              (22)
                                                               ---------------------------------------------------------------------
Net loss                                                             ($10)             ($24)            ($56)             ($37)
---------------------------------------------------------------=====================================================================

Other Consumer -- which includes certain treasury operations and global marketing and other programs -- net losses were $10 million and $56 million in the 1999 third quarter and nine months, compared with net losses of $24 million and $37 million in the 1998 periods. The improvement in the quarter reflects lower marketing costs and reduced staff levels. The increase in the net loss in the nine months reflects higher costs associated with global distribution initiatives.

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

Consumer Loan Delinquency Amounts, Net Credit Losses, and Ratios

                                      Total                                           Average
                                      Loans        90 Days or More Past Due(1)         Loans            Net Credit Losses(1)
                                   -------------------------------------------------------------------------------------------------
In millions of dollars,             Sept. 30,   Sept. 30,     June 30,   Sept. 30,    3rd Qtr.     3rd Qtr.    2nd Qtr.    3rd Qtr.
  except loan amounts in billions      1999        1999         1999        1998        1999         1999        1999        1998
------------------------------------------------------------------------------------------------------------------------------------
Citibanking North America            $  7.4      $   64      $   92       $  109      $  7.5      $   20       $   23      $   27
Ratio                                              0.87%       1.20%        1.25%                   1.03%        1.20%       1.35%
Mortgage Banking                       27.6         629         575          623        27.1           8           11          17
Ratio                                              2.28%       2.09%        2.69%                   0.12%        0.17%       0.29%
U.S. Bankcards                         70.1         995         954          939        69.7         773          803         805
Ratio                                              1.42%       1.36%        1.49%                   4.40%        4.63%       5.15%
Other Cards                             2.3          25          33           34         2.4          24           22          17
Ratio                                              1.09%       1.31%        1.41%                   3.82%        3.17%       2.99%
CitiFinancial                          14.6         186         172          162        14.0          71           70          71
Ratio                                              1.27%       1.26%        1.45%                   2.00%        2.14%       2.61%
Europe, Middle East & Africa           17.5         953         899          955        17.2          69           70          68
Ratio                                              5.45%       5.46%        5.52%                   1.60%        1.71%       1.64%
Asia Pacific                           24.0         450         509          384        23.7          73           76          57
Ratio                                              1.87%       2.17%        1.87%                   1.23%        1.33%       1.12%
Latin America                           7.9         325         346          243         7.9         110          124          70
Ratio                                              4.10%       4.32%        3.05%                   5.55%        6.17%       3.48%
Global Private Bank (2)                21.1         145         162          195        19.9           2            2           1
Ratio                                              0.69%       0.88%        1.19%                   0.05%        0.05%       0.02%
Other                                   0.9           3           2            1         0.7           1            1          --

------------------------------------------------------------------------------------------------------------------------------------
Total managed                         193.4       3,775       3,744        3,645       190.1       1,151        1,202       1,133
Ratio                                              1.95%       1.98%        2.13%                   2.40%        2.58%       2.68%
-----------------------------------=================================================================================================
Securitized credit card
receivables                           (48.5)       (704)       (652)        (614)      (47.9)       (525)        (541)       (542)
Loans held for sale                    (5.2)        (37)        (35)         (38)       (5.2)        (27)         (29)        (34)
-----------------------------------=================================================================================================
Consumer loans                       $139.7      $3,034      $3,057       $2,993      $137.0      $  599       $  632      $  557
Ratio                                              2.17%       2.27%        2.39%                   1.73%        1.89%       1.80%
------------------------------------------------------------------------------------------------------------------------------------

(1) The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.
(2) Global Private Bank results are reported as part of the Global Investment Management and Private Banking segment.
--------------------------------------------------------------------------------


Consumer Loan Balances, Net of Unearned Income

                                                                    End of Period                                 Average
                                                           --------------------------------           ------------------------------
                                                           Sept. 30,   June 30,   Sept. 30,            3rd Qtr.   2nd Qtr.  3rd Qtr.
In billions of dollars                                        1999       1999       1998                 1999       1999      1998
------------------------------------------------------------------------------------------------------------------------------------
Total managed                                                $193.4     $188.3     $170.9               $190.1    $186.0     $167.9
Securitized credit card receivables                           (48.5)     (47.4)     (40.6)               (47.9)    (46.7)     (40.2)
Loans held for sale                                            (5.2)      (6.5)      (5.2)                (5.2)     (6.2)      (5.2)
                                                           --------------------------------           ------------------------------
Consumer loans                                               $139.7     $134.4     $125.1               $137.0    $133.1     $122.5
-----------------------------------------------------------=========================================================================

Total delinquencies 90 days or more past due in the managed portfolio were $3.8 billion with a related delinquency ratio of 1.95% at September 30, 1999, compared with $3.7 billion or 1.98% at June 30, 1999 and $3.6 billion or 2.13% at September 30, 1998. Total managed net credit losses in the 1999 third quarter were $1.2 billion and the related loss ratio was 2.40%, compared with $1.2 billion and 2.58% in the 1999 second quarter and $1.1 billion and 2.68% in the 1998 third quarter. For a discussion on trends by business, see business discussions on pages 4-11.

The portion of Citicorp's allowance for credit losses attributed to the consumer portfolio was $3.4 billion at September 30, 1999, compared with $3.4 billion at June 30, 1999 and $3.3 billion at September 30, 1998. The allowance as a percentage of loans on the balance sheet was 2.47% at September 30, 1999, compared with 2.55% at June 30, 1999 and 2.62% at September 30, 1998. The attribution of the allowance is made for analytical purposes only and may change from time to time.

Net credit losses, delinquencies and the related ratios may increase from the 1999 third quarter as a result of global economic conditions, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 18.

GLOBAL CORPORATE BANK

                                                Three Months Ended                             Nine Months Ended
                                                   September 30,                                  September 30,
                                          -------------------------------      %        -------------------------------      %
In millions of dollars                          1999            1998         Change           1999           1998          Change
-----------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense       $2,036          $1,550           31           $6,365         $5,623            13
Adjusted operating expenses (1)                1,262           1,321           (4)           3,817          3,868            (1)
Provision for credit losses                       37             232          (84)             258            325           (21)
                                          -------------------------------               -------------------------------
Core income (loss) before taxes
(benefits)                                       737              (3)          NM            2,290          1,430            60
Income taxes (benefits)                          276              (1)          NM              855            531            61
                                          -------------------------------               -------------------------------
Core income (loss)                               461              (2)          NM            1,435            899            60
Restructuring-related items, after-tax            18              --           NM               25             --            NM
                                          -------------------------------               -------------------------------
Net income (loss)                             $  443         ($    2)          NM           $1,410         $  899            57
------------------------------------------=========================================================================================

(1)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Global Corporate Bank provides corporations, governments, institutions, and investors in 100 countries with a broad range of financial products and services.

The Global Corporate Bank experienced a rebound from the loss in the 1998 period that resulted from severe global economic turmoil. Global Corporate Bank core income was $461 million and $1.435 billion in the 1999 third quarter and nine months, up $463 million and $536 million from the comparable 1998 periods. The 1999 quarter and nine month increases reflect core income growth of $301 million and $414 million in Emerging Markets and $162 million and $122 million in Global Relationship Banking ("GRB"). Excluding the effect of the 1998 severe market conditions, core income growth was due to the following reasons in the respective businesses. Emerging Markets core income growth was driven by increased revenues in loans, trade finance, and structured products along with improved credit. GRB's core income growth was primarily a result of lower expenses. Net income of $443 million and $1.410 billion in the 1999 third quarter and nine months included restructuring-related items of $18 million ($29 million pretax) and $25 million ($40 million pretax).

The businesses of Global Corporate Bank are significantly affected by the levels of activity in the global capital markets which, in turn, are influenced by macroeconomic events, political policies, year 2000 potential impact on capital markets, and other factors in the 100 countries in which the businesses operate. Global economic events can have both positive and negative effects on the revenue performance of the businesses and can negatively affect credit performance. In particular, levels of foreign exchange and trading revenues, securities transactions, and net asset gains may fluctuate in the future as a result of market and asset-specific factors. Losses on commercial lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly defined business or loan type, or due to global economic developments. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 18.

Emerging Markets

                                                Three Months Ended                              Nine Months Ended
                                                   September 30,                                  September 30,
                                          -------------------------------      %        -------------------------------      %
In millions of dollars                          1999            1998         Change           1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense       $1,051            $723           45           $3,282         $2,656            24
Adjusted operating expenses (1)                  522             515            1            1,539          1,500             3
Provision for credit losses                       32             198          (84)             257            339           (24)
                                          -------------------------------               -------------------------------
Core income before taxes                         497              10           NM            1,486            817            82
Income taxes                                     189               3           NM              561            306            83
                                          -------------------------------               -------------------------------
Core income                                      308               7           NM              925            511            81
Restructuring-related items, after-tax             8              --           NM               10             --            NM
                                          -------------------------------               -------------------------------
Net income                                    $  300            $  7           NM           $  915         $  511            79
------------------------------------------==========================================================================================
Average assets (in billions of dollars)       $   82            $ 78            5           $   82         $   76             8
Return on assets                                1.45%           0.04%                         1.49%          0.90%
------------------------------------------==========================================================================================
Excluding restructuring-related items
Return on assets                                1.49%           0.04%                         1.51%          0.90%
------------------------------------------==========================================================================================

(1)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Emerging Markets core income was $308 million and $925 million in the 1999 third quarter and nine months, up $301 million and $414 million from 1998. Included in the 1998 periods are losses of $194 million attributable to the financial market turmoil in Russia. Excluding the Russia related losses, core income was up $107 million or 53% in the quarter and $220 million or 31% in the nine months as revenue growth was combined with an improved credit outlook which resulted in a lower provision for credit losses. Net income of $300 million and $915 million in the 1999 quarter and nine months included restructuring-related items of $8 million ($14 million pretax) and $10 million ($17 million pretax).

Revenues, net of interest expense, were $1.051 billion and $3.282 billion in the 1999 third quarter and nine months, up $328 million or 45% and $626 million or 24%, respectively, from 1998. Excluding Russia related losses, revenue was up $123 million or 13% in the quarter and $421 million or 15% in the nine months. The quarterly and nine month comparisons reflect strong revenue growth in loans, trade finance, and structured products revenues across all regions.

Revenue attributed to the Embedded Bank and Emerging Local Corporate strategies (Citicorp's plans to gain market share in selected emerging market countries), together with new franchises, accounted for 7% of the Emerging Markets business revenue in both the 1999 third quarter and nine months, and was up 16% and 36% in the quarterly and nine month comparisons. About 27% of the revenue in the Emerging Markets business in the 1999 third quarter and nine months was attributable to business from multinational companies managed jointly with GRB, with that revenue having grown 8% and 18% in the quarterly and nine month comparisons.

Adjusted operating expenses were well controlled with a 1% and 3% increase in the quarterly and nine month comparisons. For both 1999 periods, investment spending to gain market share in selected emerging market countries was essentially funded by savings from the 1997 and 1998 restructuring actions and other expense savings initiatives.

The provision for credit losses totaled $32 million in the quarter and $257 million in the nine months, down $166 million and $82 million, respectively, from the 1998 periods. Excluding Russia related write-offs, the provision was down $70 million compared to the 1998 quarter, as an improved credit outlook resulted in a lower provision for credit losses. Net write-offs in the 1999 third quarter were at their lowest level in the past five quarters.

Cash-basis loans were $1.154 billion at September 30, 1999, reflecting a decrease of $43 million from June 30, 1999, principally due to decreases in Asia. Compared to a year ago, cash-basis loans increased $172 million due to increases in Latin America and CEEMEA (Central and Eastern Europe, Middle East and Africa), partially offset by reductions in Asia. See the tables entitled "Cash-Basis, Renegotiated, and Past Due Loans" on page 36.

While economic conditions can be volatile in any country or group of countries, Citicorp does not expect significant quarter-to-quarter increases in Emerging Markets net credit losses or cash-basis loans during the remainder of 1999. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 18.

Average assets of $82 billion in the 1999 third quarter and nine months reflected growth of $4 billion and $6 billion, respectively. This growth was primarily driven by higher loans and trading assets.

Global Relationship Banking

                                                Three Months Ended                             Nine Months Ended
                                                   September 30,                                 September 30,
                                          -------------------------------      %        -------------------------------      %
In millions of dollars                          1999            1998         Change           1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense         $985            $827           19           $3,083         $2,967             4
Adjusted operating expenses (1)                  740             806           (8)           2,278          2,368            (4)
Provision (benefit) for credit losses              5              34          (85)               1            (14)          107
                                          -------------------------------               -------------------------------
Core income (loss) before taxes                  240             (13)          NM              804            613            31
Income taxes (benefits)                           87              (4)          NM              294            225            31
                                          -------------------------------               -------------------------------
Core income (loss)                               153              (9)          NM              510            388            31
Restructuring-related items, after-tax            10              --           NM               15             --            NM
                                          -------------------------------               -------------------------------
Net income (loss)                               $143           ($  9)          NM           $  495         $  388            28
------------------------------------------==========================================================================================
Average assets (in billions of dollars)         $ 75            $ 93          (19)          $   81         $   91           (11)
Return on assets                                0.76%             NM                          0.82%          0.57%
------------------------------------------==========================================================================================
Excluding restructuring-related items
Return on assets                                0.81%             NM                          0.84%          0.57%
------------------------------------------==========================================================================================

(1)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Core income from Global Relationship Banking in North America, Europe and Japan was $153 million and $510 million in the 1999 third quarter and nine months. Included in the 1998 periods are losses of $143 million attributable to global economic turmoil, consisting of the $97 million impact from a writedown of fixed income inventories and $46 million related to Russia. The 1998 second quarter included $104 million related to the disposition of real estate investments and a related real estate recovery. Excluding these items, GRB core income grew $19 million or 14% in the third quarter of 1999 and $83 million or 19% in the nine month comparison. Net income of $143 million in the 1999 quarter and $495 million in the related nine months included restructuring-related items of $10 million ($15 million pretax) and $15 million ($23 million pretax), respectively.

Revenues, net of interest expense, of $985 million increased $158 million or 19% in the 1999 third quarter. Excluding the effect of the 1998 global economic turmoil, revenues were essentially flat as growth in global equities was offset by reductions in loan portfolio revenues. Revenues grew 3% in the nine month comparison, excluding the effect of 1998 global economic turmoil and real estate gains, primarily due to increases in structured products revenues, global equities, and transaction services, partially offset by a decline in loan portfolio revenues.

Adjusted operating expenses were $740 million and $2.278 billion in the 1999 third quarter and nine months, down $66 million or 8% and $90 million or 4%, respectively, from the 1998 periods. The decrease in expenses was due to lower EMU and Year 2000 expenses, restructuring actions and business integration initiatives with Salomon Smith Barney, an affiliate.

The provision (benefit) for credit losses declined $29 million in the quarter reflecting $53 million of Russia related write-offs in the prior year quarter. Net recoveries in the 1998 nine months were primarily the result of real estate recoveries partially offset by Russia related write-offs.

Cash-basis loans were $302 million at September 30, 1999, reflecting increases of $23 million from June 30, 1999 and $16 million from September 30, 1998. The Other Real Estate Owned portfolio was $178 million at September 30, 1999 and June 30, 1999, a decline of $141 million from September 30, 1998, due to a decrease in North America Real Estate. See the tables entitled "Cash-Basis, Renegotiated, and Past Due Loans" and "Other Real Estate Owned and Assets Pending Disposition" on page 36.

Average assets of $75 billion in the 1999 third quarter declined $18 billion from 1998, while the 1999 nine month average of $81 billion declined $10 billion. These declines primarily reflect the transfer of certain fixed income businesses to Salomon Smith Barney and lower trading assets.

GLOBAL INVESTMENT MANAGEMENT and PRIVATE BANKING

                                                Three Months Ended                             Nine Months Ended
                                                   September 30,                                  September 30,
                                          -------------------------------      %         -------------------------------     %
In millions of dollars                          1999            1998         Change           1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense         $379            $366            4           $1,130         $1,090             4
Total operating expenses                         275             265            4              804            774             4
Provision (benefit) for credit losses              2               1          100               12             (6)          300
                                          -------------------------------               -------------------------------
Income before taxes                              102             100            2              314            322            (2)
Income taxes                                      37              38           (3)             116            122            (5)
                                          -------------------------------               -------------------------------
Net income                                      $ 65            $ 62            5           $  198         $  200            (1)
------------------------------------------==========================================================================================
Assets under management
  (in billions of dollars)                      $242            $197           23           $  242         $  197            23
------------------------------------------==========================================================================================

(1) Private Banking results were previously reported as part of the Global Consumer business. All periods have been restated to reflect this reorganization.
--------------------------------------------------------------------------------

Global Investment Management and Private Banking offers mutual and closed-end funds, separately managed accounts, and personalized wealth management services to institutional, high net worth, and retail clients from global investment centers around the world through Citibank Asset Management and the Global Private Bank. Net income of $65 million and $198 million in the 1999 third quarter and nine months was up $3 million or 5% and down $2 million or 1% from the 1998 periods, reflecting increased revenues derived from a 23% increase in assets under management to $242 billion. Expenses remained controlled even though investments were made in technology, and research and quantitative functional analysis. The provision for credit losses, although up from the prior year periods, remained nominal.

Asset Management

                                                Three Months Ended                            Nine Months Ended
                                                   September 30,                                September 30,
                                          -------------------------------      %        -------------------------------      %
In millions of dollars                          1999            1998         Change           1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense         $ 77            $ 82           (6)            $258           $261            (1)
Total operating expenses                          92              87            6              269            243            11
                                          -------------------------------               -------------------------------
Income (loss) before taxes                       (15)             (5)         200              (11)            18          (161)
Income taxes (benefits)                           (7)             (1)         600               (6)             7          (186)
                                          -------------------------------               -------------------------------
Net income (loss)                              ($  8)          ($  4)         100            ($  5)          $ 11          (145)
------------------------------------------==========================================================================================
Assets under management
  (in billions of dollars) (1)                  $150            $124           21             $150           $124            21
------------------------------------------==========================================================================================

(1) Includes $36 billion and $32 billion in the 1999 and 1998 third quarters, respectively, for Global Private Bank clients.
--------------------------------------------------------------------------------

Citibank Asset Management offers institutional, high net worth, and retail clients a broad range of investment disciplines from global investment centers around the world. Products and services offered include mutual funds, closed-end funds, and separately managed accounts.

Asset Management's net loss of $8 million in the 1999 third quarter compared to a net loss of $4 million in the 1998 third quarter, reflecting lower revenues and increased expenses from continued investments in the business' infrastructure. In the 1999 nine months the net loss of $5 million compared to net income of $11 million in 1998.

Assets under management rose 21% from the 1998 third quarter to $150 billion, as growth continued across all product categories. Managed account assets grew $13 billion, up 22% from the 1998 third quarter. Money fund and long-term mutual fund assets grew by 38% and 13%, respectively. Contributing to the growth in the third quarter was cross selling efforts through Global Relationship Banking.

Revenues, net of interest expense, decreased $5 million or 6% to $77 million in the third quarter and decreased $3 million or 1% to $258 million year-to-date compared to the prior year. The decrease in the quarter was principally due to lower performance fee revenues. Additionally, the growth rate of advisory fees did not keep pace with the growth rate of assets under management due to a change in the mix of assets to lower yielding products, such as corporate liquidity. Year-to-date revenue growth did not keep pace with assets under management growth due to the change in the mix of assets to lower yielding products, lower performance fees, and the impact of exchange rates in Brazil and Japan.

Compared to the prior year, operating expenses increased $5 million or 6% to $92 million in the quarter, and increased $26 million or 11% to $269 million year-to-date. These increases primarily reflected efforts to build Asset Management's investment research and quantitative analysis capabilities.

Global Private Bank

                                                Three Months Ended                            Nine Months Ended
                                                   September 30,                                 September 30,
                                          -------------------------------      %        -------------------------------      %
In millions of dollars                          1999            1998         Change           1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense         $302            $284            6             $872           $829             5
Total operating expenses                         183             178            3              535            531             1
Provision (benefit) for credit losses              2               1          100               12             (6)          300
                                          -------------------------------               -------------------------------
Income before taxes                              117             105           11              325            304             7
Income taxes                                      44              39           13              122            115             6
                                          -------------------------------               -------------------------------
Net income                                      $ 73            $ 66           11             $203           $189             7
------------------------------------------==========================================================================================
Average assets (in billions of dollars)         $ 21            $ 17           24             $ 19           $ 16            19
Return on assets                                1.38%           1.54%                         1.43%          1.58%
------------------------------------------==========================================================================================
Assets under management
 (in billions of dollars)                        128             105           22              128            105            22
------------------------------------------==========================================================================================

Global Private Bank -- which provides personalized wealth management services for high net worth clients around the world -- reported net income of $73 million and $203 million in the 1999 third quarter and nine months, up $7 million or 11% and $14 million or 7% from the 1998 periods, primarily reflecting revenue growth.

Client business volumes under management were $128 billion at September 30, 1999, up from $105 billion a year ago, primarily reflecting growth in custody accounts and lending.

Total revenues, net of interest expense, were $302 million and $872 million in the quarter and nine months, up $18 million or 6% and $43 million or 5% from 1998. The increases reflected growth in net interest income, and placement and performance fee revenue, partially offset by reduced customer-based trading-related revenue. Strong U.S.-based customer revenue growth was partially offset by low growth in the international markets.

Total operating expenses of $183 million in the quarter and $535 million in the nine months were up $5 million or 3% from the year-ago quarter, and were up $4 million or 1% year-to-date, as a 9% reduction in staffing levels was offset by higher incentive compensation and technology expenses.

The provision for credit losses was $2 million and $12 million for the 1999 quarter and nine months, compared with a $1 million provision in the 1998 third quarter, and a benefit of $6 million in the nine months. The year-to-date change was driven by the substantial reduction in prior year U.S. credit recoveries. Loans 90 days or more past due also continued to remain low at $145 million or 0.69% of loans at September 30, 1999, compared to $162 million or 0.88% at June 30, 1999 and $195 million or 1.19% at September 30, 1998.

CORPORATE/OTHER

                                                Three Months Ended                              Nine Months Ended
                                                   September 30,                                  September 30,
                                          -------------------------------      %        -------------------------------     %
In millions of dollars                          1999            1998         Change           1999           1998         Change
-----------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense         $ 52            $  7          643            $ 186          ($ 61)          405
Adjusted operating expenses (1)                  180              82          120              450            269            67
                                          -------------------------------               -------------------------------
Core loss before tax benefits                   (128)            (75)          71             (264)          (330)          (20)
Income tax benefits                              (44)            (34)          29              (93)          (111)          (16)
                                          -------------------------------               -------------------------------
Core loss                                        (84)            (41)         105             (171)          (219)          (22)
Restructuring-related items, after-tax            (2)             --           NM               14             --            NM
                                          -------------------------------               -------------------------------
Net loss                                        ($82)           ($41)         100            ($185)         ($219)          (16)
------------------------------------------=========================================================================================

(1)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Corporate/Other includes certain net treasury results, and corporate staff and other corporate expenses. Total revenues of $52 million and $186 million in the 1999 third quarter and nine months increased $45 million and $247 million respectively from 1998, primarily reflecting lower funding costs. Adjusted operating expenses of $180 million and $450 million in the 1999 third quarter and nine months, up from $82 million and $269 million in the respective prior year periods, reflect increases in certain technology expenses, partially offset by lower corporate staff expenses as a result of reduced levels of headcount in the 1999 periods.

Performance options granted in 1998 to a group of key Citicorp employees will vest when the daily average of the high and low trading prices of Citigroup common stock on the New York Stock Exchange reaches $53.33 for 10 out of 30 consecutive trading days. Through November 11, 1999, the performance target has been met for 8 out of 11 consecutive trading days. As a result, in the 1999 fourth quarter there may be additional compensation expense of $41 million ($26 million after-tax) recorded over the amount that would otherwise have been recognized. Compensation expense associated with performance options is recognized over the period to the estimated vesting date and in full for options that have vested.

INVESTMENT ACTIVITIES

                                                Three Months Ended                             Nine Months Ended
                                                   September 30,                                  September 30,
                                          -------------------------------      %        -------------------------------      %
In millions of dollars                          1999            1998         Change           1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense         $303            $124          144             $659         $1,046           (37)
Total operating expenses                          16              11           45               46             35            31
Benefit for credit losses                         --              --           --               --            (10)           NM
                                          -------------------------------               -------------------------------
Income before taxes                              287             113          154              613          1,021           (40)
Income taxes                                      99              38          161              213            342           (38)
                                          -------------------------------               -------------------------------
Net income                                      $188            $ 75          151             $400         $  679           (41)
------------------------------------------==========================================================================================

Investment Activities comprises venture capital activities and certain corporate investments, and the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature. Investment Activities net income of $188 million and $400 million for the 1999 third quarter and nine months was up $113 million or 151% from the 1998 third quarter, but was down $279 million or 41% from the 1998 year-to-date period.

Revenues, net of interest expense, of $303 million for the 1999 quarter increased $179 million or 144% from the 1998 quarter primarily reflecting a $370 million increase in venture capital revenues, resulting mostly from IPO activity, partially offset by a decrease in net asset gains reflecting the 1998 sale of a portion of an investment in Latin America. The 1998 period also included a $50 million investment writedown in Latin America. For the nine month period, revenues of $659 million decreased $387 million or 37% from the same period in 1998, reflecting a $519 million decrease in securities transactions and net asset gains, partially offset by a $268 million increase in venture capital revenues. The decrease in securities transactions resulted primarily from lower revenues from sales of Brazilian Brady Bonds and the decline in net asset gains resulted from the 1998 sale of a portion of an investment in Latin America.

Investment Activities results may fluctuate in the future due to market and asset-specific factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 18.

YEAR 2000

The arrival of the year 2000 poses a unique worldwide challenge to the ability of time sensitive computer systems to recognize the date change from December 31, 1999 to January 1, 2000. Citicorp has assessed and modified its computer systems and business processes to provide for their continued functionality and is also completing assessing the readiness of third parties with which it interfaces.

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

The pretax cost associated with the required modifications and conversions is expected to total approximately $720 million through 1999. This cost is being funded from a combination of a reprioritization of technology development initiatives and incremental costs and is being expensed as incurred. Of the total, approximately $670 million has been incurred to date, including approximately $180 million in the first nine months of 1999, of which approximately $50 million was incurred in the third quarter.

Substantially all of the required modification and internal testing work has been completed, including modification and testing of all critical systems. In addition, Citicorp's year 2000 program encompasses a range of other matters, including business applications to be sunset (that is, removed from use in favor of replacement applications), end-user computing applications, networks, data centers, desktops, facilities, business processes, and external providers. Substantially all of the investigation and necessary remediation of these matters has been completed, and substantially all are considered compliant.

Citicorp is addressing year 2000 issues that may exist with other significant third parties with which it interfaces, including customers and counterparties, the global financial market infrastructure including payment and clearing systems, and the utility infrastructure on which all corporations rely. Unreadiness by these third parties would expose Citicorp to the potential for loss, impairment of business processes and activities, and disruption of financial markets. Citicorp is addressing these risks worldwide through bilateral and multiparty efforts and participation in industry, country, and global initiatives. While significant third parties are generally engaged in efforts intended to address and resolve their year 2000 issues on a timely basis, it is possible that a series of failures by third parties could have a material adverse effect on Citicorp's results of operations in future periods.

Citicorp has created contingency plans intended to address perceived risks associated with its year 2000 effort. These include business resumption contingency plans to address the possibility of systems failure and market resumption contingency plans to address the possibility of failure of systems or processes outside Citicorp's control. Plans have been validated, and Citicorp will continue to review and refine plans throughout the balance of the year.

Citicorp has also developed plans for the management of the century date change weekend and has identified a global network of command centers. A series of dress rehearsals for the century date change weekend is under way with the objective of testing global readiness.

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

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could". These forward-looking statements involve risks and uncertainties including, but not limited to: global economic conditions, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors; changes in general economic conditions, including the performance of global financial markets, risks associated with fluctuating levels of foreign exchange and trading revenues, securities transactions, net asset gains, and losses on commercial lending activities, particularly in Emerging Markets; results of various Investment Activities; and the actual cost of year 2000-related remediation and claims, if any.

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

Across Citicorp, price risk is measured using various tools, including Earnings-at-Risk ("EAR") and sensitivity analysis, which are applied to interest rate risk in the non-trading portfolios, and Value-at-Risk ("VAR"), stress and scenario analysis, which are applied to the trading portfolios.

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

Earnings-at-Risk measures the discounted pretax earnings impact over a specified time horizon of a specified shift in the interest rate yield curve for the appropriate currency. The yield curve shift assumes a two standard deviation change in a short-term interest rate over the period required to defease the position (usually four weeks). Earnings-at-Risk is calculated separately for each currency and reflects the repricing gaps in the position, as well as option positions, both explicit and embedded.

Citicorp's primary non-trading price risk exposure is to movements in U.S. dollar interest rates. As of September 30, 1999, the rate shift over a four-week defeasance period applied to the U.S. dollar yield curve for purposes of calculating Earnings-at-Risk was 45 basis points. Citicorp also has Earnings-at-Risk in various other currencies; however, there are no significant risk concentrations in any individual non-U.S. dollar currency. As of September 30, 1999, the rate shifts applied to these currencies for purposes of calculating Earnings-at-Risk ranged from 25 to 1,781 basis points, over a four-week defeasance period.

The following table illustrates that, as of September 30, 1999, a 45 basis point increase in the U.S. dollar yield curve would have a potential negative impact on Citicorp's pretax earnings of approximately $151 million in the next twelve months, and approximately $127 million for the total five-year period 1999-2004. A two standard deviation increase in non-U.S. dollar interest rates would have a potential negative impact on Citicorp's pretax earnings of approximately $98 million in the next twelve months, and approximately $232 million for the five-year period 1999-2004.

Citicorp Earnings-at-Risk (impact on pretax earnings)

                                                                         Assuming a U.S.                  Assuming a Non-U.S.
                                                                       Dollar Rate Move of              Dollar Rate Move of (1)
                                                                -------------------------------------------------------------------
                                                                     Two Standard Deviations          Two Standard Deviations (2)
                                                                -------------------------------------------------------------------
In millions of dollars at September 30, 1999                       Increase         Decrease          Increase          Decrease
-----------------------------------------------------------------------------------------------------------------------------------
Overnight to three months                                           ($ 72)            $  77            ($ 14)             $ 14
Four to six months                                                    (35)               42              (24)               25
Seven to twelve months                                                (44)               46              (60)               60
                                                                -------------------------------------------------------------------
Total overnight to twelve months                                     (151)              165              (98)               99
----------------------------------------------------------------===================================================================
Year two                                                              (49)               46             (115)              115
Year three                                                             (5)               (1)             (28)               28
Year four                                                              28               (33)              (7)                8
Year five                                                              62               (71)              (3)                4
Effect of discounting                                                 (12)               16               19               (19)
                                                                -------------------------------------------------------------------
Total                                                               ($127)            $ 122            ($232)             $235
----------------------------------------------------------------===================================================================

(1) Primarily results from Earnings-at-Risk in Singapore dollar, Hong Kong dollar, Korea won, and Thai baht.
(2) Total assumes a two standard deviation increase or decrease for every currency, not taking into account any covariance among currencies.
--------------------------------------------------------------------------------

The table above also illustrates that Citicorp's risk profile in the one- to three-year time horizon for U.S. dollars is directionally similar, but generally tends to reverse in subsequent periods. This reflects the fact that the majority of the derivative instruments utilized to modify repricing characteristics as described above will mature within three years.

The following table summarizes Citicorp's worldwide Earnings-at-Risk over the next 12 months from changes in interest rates, and illustrates that Citicorp's pretax earnings in its non-trading activities over the next 12 months would be reduced by an increase in interest rates and would benefit from a decrease in interest rates.

Citicorp Twelve Month Earnings-at-Risk (impact on pretax earnings)

                                                                U.S. Dollar                             Non-U.S. Dollar
                                                 -----------------------------------------------------------------------------------
                                                   Sept. 30,      Dec. 31,      Sept. 30,    Sept. 30,      Dec. 31,      Sept. 30,
In millions of dollars                               1999           1998          1998         1999           1998          1998
------------------------------------------------------------------------------------------------------------------------------------
Assuming a two standard deviation rate
Increase                                            ($151)         ($148)        ($159)        ($98)          ($93)         ($72)
Decrease                                              165            156           180           99             93            72
-------------------------------------------------===================================================================================

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

Citicorp Twelve Month Earnings-at-Risk (excluding effect of derivatives)

                                                                U.S. Dollar                             Non-U.S. Dollar
                                                 -----------------------------------------------------------------------------------
                                                   Sept. 30,     Dec. 31,      Sept. 30,     Sept. 30,     Dec. 31,      Sept. 30,
In millions of dollars                               1999          1998          1998          1999          1998          1998
------------------------------------------------------------------------------------------------------------------------------------
Assuming a two standard deviation rate
Increase                                             ($19)          $10           $20         ($130)         ($94)         ($77)
Decrease                                               33            (3)           (9)          130            94            77
-------------------------------------------------===================================================================================

During the nine months of 1999, Citicorp's U.S. dollar Earnings-at-Risk for the following 12 months assuming a two standard deviation increase in rates would have had a potential negative impact ranging from approximately $73 million to $151 million in the aggregate at each month end of 1999, compared with a range from $65 million to $173 million at each month end during 1998. The relatively lower U.S. dollar Earnings-at-Risk experienced during the first nine months of 1999 was primarily due to the reduction in the level of receive fixed swaps. A two standard deviation increase in non-U.S. dollar interest rates for the following twelve months would have had a potential negative impact ranging from approximately $95 million to $123 million in the aggregate at each month end during the nine months of 1999, compared with a range from $53 million to $98 million during 1998. The higher non-U.S. dollar Earnings-at-Risk experienced during the 1999 nine months primarily reflected the higher interest rate volatility seen across the Asia Pacific region.

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

The level of exposure taken depends on the market environment and expectations of future market movements, and will vary from period to period. For Citicorp's major trading centers, the aggregate pretax Value-at-Risk in the trading portfolios was $20 million at September 30, 1999. Daily exposures averaged $17 million in the 1999 third quarter and ranged from $14 million to $21 million.

The following table summarizes Citicorp's Value-at-Risk in its trading portfolios as of September 30, 1999 and December 31, 1998 along with the 1999 third quarter average.

                                                                                                      1999
                                                                                   Sept. 30,       Third Quarter        Dec. 31,
In millions of dollars                                                                1999            Average             1998
------------------------------------------------------------------------------------------------------------------------------------
Interest rate                                                                          $14              $12               $13
Foreign exchange                                                                         9                7                 7
Equity                                                                                  12               10                 5
All other (primarily commodity)                                                          2                1                 1
Covariance adjustment                                                                  (17)             (13)              (11)
                                                                               -----------------------------------------------------
Total                                                                                  $20              $17               $15
-------------------------------------------------------------------------------=====================================================

The table below provides the distribution of Value-at-Risk during the third quarter of 1999.

In millions of dollars                                                                                   Low              High
------------------------------------------------------------------------------------------------------------------------------------
Interest rate                                                                                            $9               $14
Foreign exchange                                                                                          5                13
Equity                                                                                                    6                16
All other (primarily commodity)                                                                           1                 3
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

The following table presents total cross-border outstandings and commitments on a regulatory basis in accordance with Federal Financial Institutions Examination Council (FFIEC) guidelines. Total cross-border outstandings include cross-border claims on third parties as well as investments in and funding of local franchises, as described in the 1998 Form 10-K. Countries with outstandings greater than 0.75% of Citicorp assets at September 30, 1999 and December 31, 1998 include:

                                                                 September 30, 1999                              December 31, 1998
                                        ----------------------------------------------------------------------   ------------------
                                            Cross-Border Claims on Third Parties
                                        ----------------------------------------               Total                Total
                                                                       Trading   Investments  Cross-               Cross-
                                                                           and        in and  Border               Border
                                                                        Short-       Funding    Out-                 Out-
                                                                          Term      of Local   stand   Commit-     stand-  Commit-
In billions of dollars at period ended  Banks   Public  Private  Total  Claims(1) Franchises    ings     ments(2)    ings   ments(2)
------------------------------------------------------------------------------------------------------------------------------------
Germany                                  $1.8     $1.4   $1.7    $4.9    $4.5      $3.4        $8.3       $1.9       $7.4    $1.4
United Kingdom                            1.2       --    3.2     4.4     3.6        --         4.4       10.3        4.4     8.9
Brazil                                    0.3      0.7    1.4     2.4     1.1       1.4         3.8         --        3.6     0.1
France                                    1.9      0.4    1.3     3.6     3.3       0.2         3.8        2.1        4.6     1.1
Mexico                                     --      1.6    1.5     3.1     1.7       0.6         3.7        0.2        3.4     0.2
South Korea                               0.6      0.2    0.5     1.3     1.1       1.7         3.0        0.4        2.1     0.4
Italy                                     0.7      1.9    0.4     3.0     2.9        --         3.0        0.4        3.6     0.3
Netherlands                               1.2      0.3    1.4     2.9     2.3        --         2.9        0.7        2.8     0.8
Switzerland                               0.9       --    1.9     2.8     2.5        --         2.8        2.0        3.5     1.6
Spain                                     0.4       --    0.2     0.6     0.5       1.7         2.3        0.7        2.1     0.4
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

A diversity of funding sources, currencies, and maturities is used to gain a broad access to the investor base. Citicorp's deposits, which represent 67% and 64% of its total funding at September 30, 1999 and December 31, 1998, respectively, are broadly diversified by both geography and customer segments.

Stockholder's equity, which grew $162 million during the nine months to $24.8 billion at September 30, 1999, continues to be an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp and its subsidiaries. Total Citicorp long-term debt outstanding at quarter-end was $27.5 billion, up from $26.8 billion at year-end. Asset securitization programs remain an important source of liquidity. Loans securitized during the first nine months included $6.6 billion of U.S. credit cards, $6.7 billion of U.S. consumer mortgages, and $0.3 billion of non-U.S. consumer loans. As credit card securitization transactions amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. During the nine months, the scheduled amortization of certain credit card securitization transactions made available $3.3 billion of new receivables. In addition, $0.5 billion of credit card securitization transactions are scheduled to amortize during the 1999 fourth quarter.

Citicorp is a legal entity separate and distinct from Citibank, N.A. and its other subsidiaries and affiliates. As discussed in the 1998 Form 10-K, there are various legal limitations on the extent to which Citicorp's subsidiaries may extend credit, pay dividends, or otherwise supply funds to Citicorp. As of September 30, 1999, under their applicable dividend limitations, Citicorp's national and state-chartered bank subsidiaries could have declared dividends to their respective parent companies without regulatory approval of approximately $3.8 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratios requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that, as of September 30, 1999, its bank subsidiaries could have distributed dividends to Citicorp, directly or through their parent holding company, of approximately $3.3 billion of the available $3.8 billion.

On August 4, 1999, CCC, an indirect wholly-owned subsidiary of Citigroup, became a subsidiary of Citicorp Banking Corporation, a wholly-owned subsidiary of Citicorp. In connection with the restructuring of CCC, Citicorp issued a guarantee of all outstanding long-term debt ($6.1 billion) and commercial paper ($3.8 billion) of CCC. Following the restructuring, CCC ceased issuing commercial paper. In addition, Citicorp guaranteed the obligations of CCC under its committed and available five-year revolving credit facilities under which no borrowings are currently outstanding. Under these facilities, which expire in 2002, CCC can borrow up to $3.4 billion.

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

Citicorp Ratios

                                                                                    Sept. 30,         June 30,          Dec. 31,
                                                                                       1999           1999 (1)          1998 (1)
------------------------------------------------------------------------------------------------------------------------------------
Tier 1 Capital                                                                          8.09%            8.78%             8.59%
Total Capital (Tier 1 and Tier 2)                                                      12.16            12.53             12.40
Leverage (2)                                                                            6.76             7.22              6.88
Common Stockholder's Equity                                                             6.74             7.17              6.94
--------------------------------------------------------------------------------====================================================

(1)   Restated to include CitiFinancial Credit Company.
(2)   Tier 1 capital divided by adjusted average assets.
--------------------------------------------------------------------------------

Citicorp maintained a strong capital position during the 1999 third quarter. Total capital (Tier 1 and Tier 2) amounted to $36.2 billion at September 30, 1999, representing 12.16% of net risk adjusted assets. This compares with $36.7 billion and 12.53% at June 30, 1999, and $35.6 billion and 12.40% at December 31, 1998. Tier 1 capital of $24.1 billion at September 30, 1999 represented 8.09% of net risk adjusted assets, compared with $25.8 billion and 8.78% at June 30, 1999 and $24.7 billion and 8.59% at December 31, 1998. The Tier 1 capital ratio at September 30, 1999 was within Citicorp's target range of 8.00% to 8.30%.

Components of Capital Under Regulatory Guidelines

                                                                                    Sept. 30,         June 30,          Dec. 31,
In millions of dollars                                                                 1999           1999 (1)          1998 (1)
------------------------------------------------------------------------------------------------------------------------------------
Tier 1 Capital
Common Stockholder's Equity                                                          $24,848          $26,200           $24,686
Mandatorily Redeemable Securities of Subsidiary Trusts                                   975              975               975
Minority Interest                                                                        126              121               115
Net Unrealized (Gain) Loss on Securities Available for Sale (2)                          (81)             (90)               20
Less: Intangible Assets (3)                                                           (1,771)          (1,421)           (1,082)
50% Investment in Certain Subsidiaries (4)                                               (21)             (21)              (20)
                                                                                ----------------------------------------------------
Total Tier 1 Capital                                                                  24,076           25,764            24,694
------------------------------------------------------------------------------------------------------------------------------------
Tier 2 Capital
Allowance for Credit Losses (5)                                                        3,757            3,707             3,632
Qualifying Debt (6)                                                                    8,215            7,176             7,296
Unrealized Marketable Equity Securities Gains (2)                                        166              117                29
Less: 50% Investment in Certain Subsidiaries (4)                                         (21)             (20)              (20)
Total Tier 2 Capital                                                                  12,117           10,980            10,937
                                                                                ----------------------------------------------------
Total Capital (Tier 1 and Tier 2)                                                    $36,193          $36,744           $35,631
--------------------------------------------------------------------------------====================================================
Net Risk-Adjusted Assets (7)                                                        $297,527         $293,353          $287,417
--------------------------------------------------------------------------------====================================================

(1)   Restated to include CitiFinancial Credit Company.
(2) Tier 1 capital excludes unrealized gains and losses on debt securities available for sale in accordance with regulatory risk-based capital guidelines. The federal bank regulatory agencies permit institutions to include in Tier 2 capital up to 45% of pretax net unrealized holding gains on available for sale equity securities with readily determinable fair values.
(3)   Includes goodwill and certain other identifiable intangible assets.
(4) Represents investment in certain overseas insurance activities and unconsolidated banking and finance subsidiaries.
(5) Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.
(6) Includes qualifying senior and subordinated debt in an amount not exceeding 50% of Tier 1 capital, and subordinated capital notes subject to certain limitations. Tier 2 capital at September 30, 1999 includes $1.4 billion of subordinated debt issued to Citigroup (Parent Company), compared to $0.3 billion at June 30, 1999.
(7) Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $14.5 billion for interest rate, commodity and equity derivative contracts and foreign exchange contracts, as of September 30, 1999, compared to $13.6 billion as of June 30, 1999 and $16.5 billion as of December 31, 1998. Net risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses.
--------------------------------------------------------------------------------

Common stockholder's equity decreased $1.352 billion during the 1999 third quarter to $24.8 billion at September 30, 1999, representing 6.74% of assets, compared to 7.17% at June 30, 1999 and 6.94% at December 31, 1998. The net decrease in common stockholder's equity during the quarter principally reflected net income of $1.410 billion and a capital contribution from Citigroup (parent company) of $200 million offset by cash dividends declared of $2.975 billion. The decrease in the common stockholder's equity ratio during the quarter reflected the above items, as well as an increase in total assets.

The mandatorily redeemable securities of subsidiary trusts (trust securities) outstanding at September 30, 1999 of $975 million qualify as Tier 1 capital and are included in long-term debt on the balance sheet. For the nine months ended September 30 1999, interest expense on the trust securities amounted to $57 million, compared to $49 million for the 1998 nine month period.

Citicorp's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At September 30, 1999 all of Citicorp's subsidiary depository institutions were "well capitalized" under the federal bank regulatory agencies' definitions.

Citibank, N.A. Ratios

                                                                                    Sept. 30,         June 30,          Dec. 31,
                                                                                       1999             1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Tier 1 Capital                                                                          8.11%            8.50%             8.41%
Total Capital (Tier 1 and Tier 2)                                                      12.11            12.57             12.55
Leverage                                                                                6.50             6.60              6.32
Common Stockholder's Equity                                                             6.62             6.75              6.56
--------------------------------------------------------------------------------====================================================

Citibank's net income for the third quarter of 1999 amounted to $819 million. During the quarter, Citibank paid a dividend of $1.025 billion to Citicorp (parent company). Citibank had $6.6 billion of subordinated notes outstanding at September 30, 1999, June 30, 1999, and December 31, 1998, that were issued to Citicorp (parent company) and included in Citibank's Tier 2 capital.

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

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)          Citicorp and Subsidiaries

                                                                       Three Months Ended                 Nine Months Ended
                                                                         September 30,                      September 30,
                                                               ---------------------------------------------------------------------
In millions of dollars                                               1999              1998              1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Interest Revenue
Loans, including Fees                                               $5,735            $5,778          $17,099           $16,546
Deposits with Banks                                                    268               263              762               812
Federal Funds Sold and Securities Purchased
  Under Resale Agreements                                               79               174              317               603
Securities, including Dividends                                        877               771            2,872             2,020
Trading Account Assets                                                 143               307              517               887
Loans Held For Sale                                                    148               147              434               393
                                                               ---------------------------------------------------------------------
                                                                     7,250             7,440           22,001            21,261
                                                               ---------------------------------------------------------------------
Interest Expense
Deposits                                                             2,689             2,982            8,121             8,391
Trading Account Liabilities                                             27                66               65               243
Purchased Funds and Other Borrowings                                   423               583            1,568             1,597
Long-Term Debt                                                         469               428            1,401             1,296
                                                               ---------------------------------------------------------------------
                                                                     3,608             4,059           11,155            11,527
                                                               ---------------------------------------------------------------------

Net Interest Revenue                                                 3,642             3,381           10,846             9,734

Provision for Credit Losses                                            632               821            2,151             2,071
                                                               ---------------------------------------------------------------------

Net Interest Revenue after Provision for Credit Losses               3,010             2,560            8,695             7,663
                                                               ---------------------------------------------------------------------

Fees, Commissions, and Other Revenue
Fees and Commissions                                                 1,872             1,627            5,426             4,719
Foreign Exchange                                                       358               474            1,214             1,288
Trading Account                                                        252              (159)             694               175
Securities Transactions                                                 28               (56)             202               485
Other Revenue                                                          971               590            2,585             1,925
                                                               ---------------------------------------------------------------------
                                                                     3,481             2,476           10,121             8,592
                                                               ---------------------------------------------------------------------
Operating Expense
Salaries                                                             1,585             1,544            4,687             4,442
Employee Benefits                                                      312               327              952             1,050
                                                               ---------------------------------------------------------------------
     Total Employee                                                  1,897             1,871            5,639             5,492
Net Premises and Equipment                                             624               560            1,856             1,603
Restructuring - Related Items                                           52                --              179                --
Other Expense                                                        1,663             1,627            4,949             4,526
                                                               ---------------------------------------------------------------------
                                                                     4,236             4,058           12,623            11,621
                                                               ---------------------------------------------------------------------
Income Before Taxes                                                  2,255               978            6,193             4,634

Income Taxes                                                           845               368            2,325             1,736
                                                               ---------------------------------------------------------------------

Net Income                                                          $1,410            $  610          $ 3,868           $ 2,898
---------------------------------------------------------------=====================================================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS                            Citicorp and Subsidiaries

                                                                                                    September 30,
                                                                                                        1999          December 31,
In millions of dollars                                                                               (Unaudited)          1998
------------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and Due from Banks                                                                              $  8,661          $  9,031
Deposits at Interest with Banks                                                                        12,147            11,643
Securities, at Fair Value
   Available for Sale and Short-term and Other                                                         43,378            41,671
   Venture Capital                                                                                      3,861             3,297
Trading Account Assets                                                                                 31,086            33,667
Loans Held for Sale                                                                                     5,171             5,013
Federal Funds Sold and Securities Purchased Under Resale Agreements                                     4,665             6,888
Loans, Net
   Consumer                                                                                           139,687           132,255
   Commercial                                                                                          94,795            88,024
                                                                                                  ----------------------------------
   Loans, Net of Unearned Income                                                                      234,482           220,279
   Allowance for Credit Losses                                                                         (6,706)           (6,617)
                                                                                                  ----------------------------------
     Total Loans, Net                                                                                 227,776           213,662
Customers' Acceptance Liability                                                                         1,192             1,280
Premises and Equipment, Net                                                                             5,327             5,390
Interest and Fees Receivable                                                                            3,637             3,900
Other Assets                                                                                           21,594            20,492
                                                                                                  ----------------------------------
Total Assets                                                                                         $368,495          $355,934
--------------------------------------------------------------------------------------------------==================================
Liabilities
Non-Interest-Bearing Deposits in U.S. Offices                                                        $ 16,756          $ 17,058
Interest-Bearing Deposits in U.S. Offices                                                              45,315            44,169
Non-Interest-Bearing Deposits in Offices Outside the U.S.                                              11,473            10,856
Interest-Bearing Deposits in Offices Outside the U.S.                                                 173,688           154,052
                                                                                                  ----------------------------------
     Total Deposits                                                                                   247,232           226,135
Trading Account Liabilities                                                                            24,481            30,171
Purchased Funds and Other Borrowings                                                                   21,168            25,495
Acceptances Outstanding                                                                                 1,228             1,381
Accrued Taxes and Other Expense                                                                         7,675             7,250
Other Liabilities                                                                                      14,410            13,967
Long-Term Debt                                                                                         27,453            26,849

Stockholder's Equity
Common Stock: ($0.01 par value)
   Issued Shares: 1,000 in each period                                                                     --                --
Surplus                                                                                                 5,759             5,361
Retained Earnings                                                                                      19,646            19,928
Accumulated Other Changes in Equity from Nonowner Sources (1)                                            (557)             (603)
                                                                                                  ----------------------------------
Total Stockholder's Equity                                                                             24,848            24,686
                                                                                                  ----------------------------------
Total Liabilities and Stockholder's Equity                                                           $368,495          $355,934
--------------------------------------------------------------------------------------------------==================================

(1) Amounts at September 30, 1999 and December 31, 1998 include the after-tax amounts for net unrealized gains (losses) on securities available for sale of $81 million and ($20) million, respectively, and foreign currency translation of ($638) million and ($583) million, respectively.
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)

                                                       Citicorp and Subsidiaries

                                                                                                   Nine Months Ended September 30,
                                                                                                  ----------------------------------
In millions of dollars                                                                                  1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Balance at Beginning of Period                                                                        $24,686           $22,812

Net Income                                                                                              3,868             2,898
Net Change in Unrealized Gains and Losses on Securities Available for Sale, Net of Tax                    101              (755)
Foreign Currency Translation Adjustment, Net of Tax                                                       (55)               (3)
                                                                                                  ----------------------------------
   Total Changes in Equity from Nonowner Sources                                                        3,914             2,140

Redemption of Perpetual Preferred Stock
   Second Series                                                                                           --              (220)
   Third Series                                                                                            --               (83)
   Series 8A                                                                                               --               (62)
   Series 16                                                                                               --              (325)
   Series 17                                                                                               --              (350)

Cash Dividends Declared
   Common                                                                                              (4,150)             (798)
   Preferred                                                                                               --               (78)

Repurchase of Common Shares                                                                                --              (483)

Capital Contribution from Citigroup                                                                       321                 1

Employee Benefit Plans and Other Activity                                                                  77               422
                                                                                                  ----------------------------------

Balance at End of Period                                                                              $24,848           $22,976
--------------------------------------------------------------------------------------------------==================================
Summary of Changes in Equity from Nonowner Sources
Net Income                                                                                             $3,868            $2,898
Other Changes in Equity from Nonowner Sources                                                              46              (758)
                                                                                                  ----------------------------------
Total Changes in Equity from Nonowner Sources                                                          $3,914            $2,140
--------------------------------------------------------------------------------------------------==================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)      Citicorp and Subsidiaries

                                                                                                   Nine Months Ended September 30,
                                                                                                  ----------------------------------
In millions of dollars                                                                                  1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net Income                                                                                            $ 3,868           $ 2,898
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
   Provision for Credit Losses                                                                          2,151             2,071
   Depreciation and Amortization of Premises and Equipment                                                670               607
   Amortization of Goodwill and Acquisition Premium Costs                                                 218               175
   Restructuring-Related Items                                                                            179                 -
   Venture Capital Activity                                                                              (564)             (686)
   Net Gain on Sale of Securities                                                                        (202)             (485)
   Changes in Accruals and Other, Net                                                                   2,346               659
   Net Increase in Loans Held for Sale                                                                   (158)           (1,670)
   Net Decrease in Trading Account Assets                                                               2,581               338
   Net Decrease in Trading Account Liabilities                                                         (5,690)             (294)
                                                                                                  ----------------------------------
Total Adjustments                                                                                       1,531               715
                                                                                                  ----------------------------------
Net Cash Provided by Operating Activities                                                               5,399             3,613
                                                                                                  ----------------------------------
Cash Flows from Investing Activities
Net Increase in Deposits at Interest with Banks                                                          (504)           (1,036)
Securities  --  Available for Sale and Short-Term and Other
   Purchases                                                                                          (42,267)          (44,431)
   Proceeds from Sales                                                                                 19,311            18,951
   Maturities                                                                                          20,867            22,403
Net Decrease (Increase) in Federal Funds Sold and Securities Purchased Under Resale Agreements          2,223            (3,179)
Net Increase in Loans                                                                                 (93,581)         (137,108)
Proceeds from Sales of Loans                                                                           77,596           124,927
Business Acquisitions                                                                                  (2,150)           (3,890)
Capital Expenditures on Premises and Equipment                                                           (813)             (990)
Proceeds from Sales of Premises and Equipment,
  Subsidiaries and Affiliates, and Other Real Estate Owned ("OREO")                                       288               397
                                                                                                  ----------------------------------
Net Cash Used in Investing Activities                                                                 (19,030)          (23,956)
                                                                                                  ----------------------------------
Cash Flows from Financing Activities
Net Increase in Deposits                                                                               21,097            23,509
Net Decrease in Federal Funds Purchased and Securities Sold Under Repurchase Agreements                (2,921)             (556)
Net (Decrease) Increase in Commercial Paper and Funds Borrowed                                         (1,309)               63
Proceeds from Issuance of Long-Term Debt                                                                3,382             6,534
Repayment of Long-Term Debt                                                                            (2,893)           (6,379)
Redemption of Preferred Stock                                                                               -            (1,040)
Proceeds from Issuance of Common Stock                                                                      -               243
Contribution from Citigroup                                                                               321                 1
Treasury Stock Repurchases                                                                                  -              (483)
Dividends Paid                                                                                         (4,150)             (884)
                                                                                                  ----------------------------------
Net Cash Provided by Financing Activities                                                              13,527            21,008
                                                                                                  ----------------------------------
Effect of Exchange Rate Changes on Cash and Due from Banks                                               (266)             (104)
                                                                                                  ----------------------------------
Net (Decrease) Increase in Cash and Due from Banks                                                       (370)              561
Cash and Due from Banks at Beginning of Period                                                          9,031             8,603
                                                                                                  ----------------------------------
Cash and Due from Banks at End of Period                                                              $ 8,661           $ 9,164
--------------------------------------------------------------------------------------------------==================================
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
   Interest                                                                                           $10,299           $10,459
   Income Taxes                                                                                         2,040             1,608
Non-Cash Investing Activities:
Transfers from loans to OREO                                                                          $   202           $   252
--------------------------------------------------------------------------------------------------==================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS                      Citibank, N.A. and Subsidiaries

                                                                                                    September 30,
                                                                                                        1999          December 31,
In millions of dollars                                                                               (Unaudited)          1998
------------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and Due from Banks                                                                              $  8,353          $  8,052
Deposits at Interest with Banks                                                                        12,917            15,782
Securities, at Fair Value
   Available for Sale                                                                                  35,164            34,519
   Venture Capital                                                                                      3,228             2,811
Trading Account Assets                                                                                 26,919            31,683
Loans Held for Sale                                                                                     1,802             1,164
Federal Funds Sold and Securities Purchased Under Resale Agreements                                     9,122             8,039
Loans Net of Unearned Income                                                                          196,175           181,344
Allowance for Credit Losses                                                                            (4,671)           (4,709)
                                                                                                  ----------------------------------
     Loans, Net                                                                                       191,504           176,635
Customers' Acceptance Liability                                                                         1,193             1,281
Premises and Equipment, Net                                                                             3,957             4,022
Interest and Fees Receivable                                                                            2,801             2,893
Other Assets                                                                                           15,648            14,014
                                                                                                  ----------------------------------
Total Assets                                                                                         $312,608          $300,895
--------------------------------------------------------------------------------------------------==================================
Liabilities
Non-Interest-Bearing Deposits in U.S. Offices                                                        $ 13,269          $ 13,271
Interest-Bearing Deposits in U.S. Offices                                                              28,808            27,239
Non-Interest-Bearing Deposits in Offices Outside the U.S.                                              11,739            10,731
Interest-Bearing Deposits in Offices Outside the U.S.                                                 171,055           151,687
                                                                                                  ----------------------------------
   Total Deposits                                                                                     224,871           202,928
Trading Account Liabilities                                                                            23,220            30,753
Purchased Funds and Other Borrowings                                                                   17,182            22,096
Acceptances Outstanding                                                                                 1,228             1,382
Accrued Taxes and Other Expense                                                                         4,971             4,572
Other Liabilities                                                                                       8,887             8,230
Long-Term Debt and Subordinated Notes                                                                  11,549            11,202

Stockholder's Equity
Capital Stock ($20.00 par value)                                                                          751               751
   Outstanding Shares: 37,534,553 in each period
Surplus                                                                                                 9,681             9,397
Retained Earnings                                                                                      10,997            10,356
Accumulated Other Changes in Equity from Nonowner Sources (1)                                            (729)             (772)
                                                                                                  ----------------------------------
Total Stockholder's Equity                                                                             20,700            19,732
                                                                                                  ----------------------------------
Total Liabilities and Stockholder's Equity                                                           $312,608          $300,895
--------------------------------------------------------------------------------------------------==================================

(1) Amounts at September 30, 1999 and December 31, 1998 include the after-tax amounts for net unrealized gains (losses) on securities available for sale of ($19) million and ($113) million, respectively, and foreign currency translation of ($710) million and ($659) million, respectively.
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying consolidated financial statements as of September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998 are unaudited and include the accounts of Citicorp and its subsidiaries (collectively, the "Company"). On August 4, 1999, CitiFinancial Credit Company (formerly Commercial Credit Company) ("CCC"), an indirect wholly-owned subsidiary of Citigroup Inc., was contributed to and became a subsidiary of Citicorp Banking Corporation, a wholly-owned subsidiary of Citicorp. The consolidated financial statements give retroactive effect to the contribution as a combination of entities under common control in a transaction accounted for in a manner similar to a pooling of interests. The pooling of interests method of accounting requires the restatement of all periods presented as if Citicorp and CCC had always been combined. Certain reclassifications have been made to conform the accounting policies of Citicorp and CCC. See Note 8. The Company is a wholly-owned subsidiary of Citigroup Inc. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1998.

Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but is not required for interim reporting purposes, has been condensed or omitted.

2. Business Segment Information

The following table presents certain information regarding the Company's industry segments:

                                                 Total Revenues, Net
                                                 of Interest Expense      Income Taxes     Net Income (Loss)(1)  Identifiable Assets
                                                 -----------------------------------------------------------------------------------
                                                                Three Months Ended September 30,
In millions of dollars                           --------------------------------------------------------------  Sept. 30,  Dec. 31,
  except identifiable assets in billions             1999    1998(2)      1999     1998(2)     1999     1998(2)    1999       1998
------------------------------------------------------------------------------------------------------------------------------------
Global Consumer (3)                                $4,353    $3,810       $487       $327    $  796       $516      $160       $155
Global Corporate Bank (3)                           2,036     1,550        265         (1)      443         (2)      169        165
Global Investment Management
  and Private Banking                                 379       366         37         38        65         62        23         19
Investment Activities                                 303       124         99         38       188         75         9          8
Corporate/Other                                        52         7        (43)       (34)      (82)       (41)        7          9
                                                 -----------------------------------------------------------------------------------
Total                                              $7,123    $5,857       $845       $368    $1,410       $610      $368       $356
-------------------------------------------------===================================================================================

                                                                      Total Revenues, Net
                                                                      of Interest Expense       Income Taxes    Net Income (Loss)(1)
                                                                      --------------------------------------------------------------
                                                                                        Nine Months Ended September 30,
                                                                      --------------------------------------------------------------
In millions of dollars                                                    1999     1998(2)     1999     1998(2)     1999     1998(2)
------------------------------------------------------------------------------------------------------------------------------------
Global Consumer (3)                                                    $12,627    $10,628    $1,257     $  852    $2,045     $1,339
Global Corporate Bank (3)                                                6,365      5,623       840        531     1,410        899
Global Investment Management and Private Banking                         1,130      1,090       116        122       198        200
Investment Activities (3)                                                  659      1,046       213        342       400        679
Corporate/Other                                                            186        (61)     (101)      (111)     (185)      (219)
                                                                      --------------------------------------------------------------
Total                                                                  $20,967    $18,326    $2,325     $1,736    $3,868     $2,898
----------------------------------------------------------------------==============================================================

(1) For the 1999 third quarter and nine month periods, results reflect after-tax restructuring-related items of $17 million and $73 million in Global Consumer; $18 million and $25 million in Global Corporate Bank; and ($2) million and $14 million in Corporate/Other, respectively.
(2) The 1998 results have been restated to reflect changes in capital and tax allocations among the segments to conform the policies of Citicorp and Travelers Group Inc.
(3) Includes provision for credit losses in the Global Consumer results of $593 million and $593 million, and in the Global Corporate Bank results of $37 million and $232 million for the third quarters of 1999 and 1998, respectively. Includes provision for credit losses in the Global Consumer results of $1.881 billion and $1.768 billion, and in the Global Corporate Bank results of $258 million and $325 million for the nine months of 1999 and 1998, respectively. Investment Activities results include a benefit for credit losses of $10 million in the 1998 nine months.
--------------------------------------------------------------------------------

3. Securities

                                                                                                    September 30,     December 31,
In millions of dollars                                                                                  1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Securities Available for Sale, at Fair Value                                                          $43,162           $41,571
Short-term and Other                                                                                      216               100
                                                                                                  ----------------------------------
Available for Sale and Short-term and Other                                                            43,378            41,671
Venture Capital, at Fair Value (1)                                                                      3,861             3,297
                                                                                                  ----------------------------------
                                                                                                      $47,239           $44,968
--------------------------------------------------------------------------------------------------==================================

(1) For the nine months ended September 30, 1999, net gains on investments held by venture capital subsidiaries totaled $672 million, of which $835 million and $483 million represented gross unrealized gains and losses, respectively. For the nine months ended September 30, 1998, net gains on investments held by venture capital subsidiaries totaled $404 million, of which $584 million and $285 million represented gross unrealized gains and losses, respectively.
--------------------------------------------------------------------------------

                                                                   September 30, 1999                       December 31, 1998(1)
                                                 -----------------------------------------------------------------------------------
                                                                       Gross         Gross
                                                     Amortized    Unrealized    Unrealized                   Amortized
In millions of dollars                                    Cost         Gains        Losses    Fair Value          Cost    Fair Value
------------------------------------------------------------------------------------------------------------------------------------
Securities Available for Sale
U.S. Treasury and Federal Agency                       $ 7,648        $   31          $161       $ 7,518       $ 5,136       $ 5,212
State and Municipal                                      3,337           172           126         3,383         3,361         3,384
Foreign Government                                      22,804           356           395        22,765        24,945        24,681
U.S. Corporate                                           2,891            88           151         2,828         2,633         2,696
Other Debt Securities                                    3,064            36            23         3,077         2,692         2,741
Equity Securities (2)                                    3,223           478           110         3,591         2,790         2,857
------------------------------------------------------------------------------------------------------------------------------------
                                                       $42,967        $1,161          $966       $43,162       $41,557       $41,571
-------------------------------------------------===================================================================================

Securities Available for Sale Include:
   Mortgage-Backed Securities                           $5,187           $ 4          $139        $5,052        $3,695        $3,716
   Government of Brazil Brady Bonds                        658           152            --           810           660           686
   Government of Venezuela Brady Bonds                     450            --           101           349           478           304
-------------------------------------------------===================================================================================

(1) At December 31, 1998, gross unrealized gains and losses on securities available for sale totaled $1.232 billion and $1.218 billion, respectively.
(2) Includes non-marketable equity securities carried at cost, which are reported in both the amortized cost and fair value columns.
--------------------------------------------------------------------------------

4. Trading Account Assets and Liabilities

                                                                                                      Sept. 30,         Dec. 31,
In millions of dollars                                                                                  1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Trading Account Assets
U.S. Treasury and Federal Agency Securities                                                           $   341           $    86
Foreign Government, Corporate and Other Securities                                                     11,773             8,010
Derivative and Foreign Exchange Contracts (1)                                                          18,972            25,571
                                                                                                  ----------------------------------
                                                                                                      $31,086           $33,667
--------------------------------------------------------------------------------------------------==================================
Trading Account Liabilities
Securities Sold, Not Yet Purchased                                                                    $ 3,422           $ 2,644
Derivative and Foreign Exchange Contracts (1)                                                          21,059            27,527
                                                                                                  ----------------------------------
                                                                                                      $24,481           $30,171
--------------------------------------------------------------------------------------------------==================================

(1)   Net of master netting agreements and securitization.
--------------------------------------------------------------------------------

5. Restructuring-Related Items

In December 1998, Citicorp recorded a restructuring charge of $1.008 billion, reflecting exit costs associated with business improvement and integration initiatives to be implemented over a 12 to 18 month period. The charge included $666 million related to employee severance for the elimination of approximately 10,700 positions, after considering attrition and redeployment within the Company. The overall workforce reduction, net of anticipated rehires to fill relocated positions, is expected to be approximately 9,200 positions worldwide. The charge also included $312 million related to exiting leasehold and other contractual obligations, and $30 million related to the write-down to estimated salvage value of assets that were available for immediate disposal. Also recorded in the 1998 fourth quarter were $41 million of merger-related costs which included the direct and incremental costs of administratively closing the merger with Travelers Group Inc. During the 1999 third quarter, additional severance charges of $49 million ($31 million after-tax) were taken as a result of the continuing implementation of 1998 restructuring initiatives.

The implementation of these restructuring initiatives also causes certain related premises and equipment assets to become redundant. The remaining depreciable lives of these assets have been shortened, and accelerated depreciation charges (in addition to normal scheduled depreciation on these assets) is being recognized over these shortened lives, $41 million and $167 million of which were recorded in the 1999 third quarter and nine months, respectively. Additional implementation costs associated with these restructuring initiatives will be expensed as incurred but are not expected to be material.

In 1997, Citicorp recorded a restructuring charge of $880 million related to cost-management programs and customer service initiatives to improve operational efficiency and productivity.

The status of the 1998 and 1997 restructuring initiatives is summarized in the following table.

Restructuring Initiatives Activity

                                                                                       1998             1997
                                                                                  Restructuring     Restructuring
In millions of dollars                                                             Initiatives       Initiatives         Total
------------------------------------------------------------------------------------------------------------------------------------
Restructuring Charges                                                                 $1,008             $880            $1,888
Additional Severance Charges                                                              49               --                49
Utilization (1)                                                                         (530)            (751)           (1,281)
Changes in Estimates                                                                      (9)             (66)              (75)
                                                                                 ---------------------------------------------------
Balance at September 30, 1999                                                         $  518             $ 63            $  581
---------------------------------------------------------------------------------===================================================

(1)   Utilization amounts include translation effects on the restructuring reserve.
--------------------------------------------------------------------------------

The 1998 restructuring reserve utilization includes $30 million of non-cash charges for equipment and premises write-downs as well as $473 million of severance and other exit costs, occurring primarily in the first nine months of 1999, (of which $251 million related to employee severance and $108 million related to leasehold and other exit costs have been paid in cash and $114 million is legally obligated), together with translation effects. Utilization, including translation effects, in the 1999 third quarter was $173 million. Through September 30, 1999, approximately 4,100 gross staff positions have been eliminated under these programs, including 1,000 in the 1999 third quarter.

The 1997 restructuring reserve utilization includes $245 million of non-cash charges for equipment and premises write-downs as well as $500 million of severance and other exit costs (of which $316 million related to employee severance and $154 million related to leasehold and other exit costs have been paid in cash and $30 million is legally obligated), together with translation effects. Utilization, including translation effects, in the 1999 third quarter and nine months was $7 million and $110 million, respectively. Through September 30, 1999, approximately 5,600 gross staff positions have been eliminated under these programs, including 200 in the 1999 third quarter.

Changes in estimates are attributable to facts and circumstances arising subsequent to the original restructuring charge and are the result of lower severance costs due to higher than anticipated levels of attrition and redeployment within the Company, and other unforeseen changes including those resulting from the merger with Travelers Group Inc. Changes in estimates resulted in a $9 million reduction in the 1999 third quarter in the reserve for 1998 restructuring initiatives, and a reduction of $66 million (of which $28 million occurred in the 1999 third quarter) in the reserve for 1997 restructuring initiatives.

Additional information about the 1998 and 1997 restructuring charges, including the business segments affected may be found in the 1998 Form 10-K.

6. Derivative and Foreign Exchange Contracts

The table on the next page presents the aggregate notional principal amounts of Citicorp's outstanding derivative and foreign exchange contracts at September 30, 1999 and December 31, 1998, along with the related balance sheet credit exposure. Additional information concerning Citicorp's derivative and foreign exchange products and activities, including a description of accounting policies, and credit and market risk management process is provided in the 1998 Form 10-K.

                                                                                                              Balance Sheet
                                                                        Notional Principal Amounts       Credit Exposure (1) (2)
                                                                      --------------------------------------------------------------
                                                                         Sept. 30,       Dec. 31,       Sept. 30,       Dec. 31,
In billions of dollars                                                     1999            1998            1999           1998
------------------------------------------------------------------------------------------------------------------------------------
Interest Rate Products                                                  $1,921.1        $1,547.1            $5.7          $10.3
Foreign Exchange Products                                                1,966.0         2,038.3             8.9           11.1
Equity Products                                                             77.6            80.6             3.7            3.6
Commodity Products                                                          15.7            10.9             0.7            0.4
Credit Derivative Products                                                  33.0            25.9              --            0.2
                                                                                                      ------------------------------
                                                                                                           $19.0          $25.6
------------------------------------------------------------------------------------------------------==============================

(1) There is no balance sheet credit exposure for futures contracts because they settle daily in cash, and none for written options because they represent obligations (rather than assets) of Citicorp.
(2) The balance sheet credit exposure reflects $26.0 billion and $29.1 billion of master netting agreements in effect at September 30, 1999 and December 31, 1998, respectively. Master netting agreements mitigate credit risk by permitting the offset of amounts due from and to individual counterparties in the event of counterparty default. In addition, Citibank has securitized and sold net receivables, and the associated credit risk related to certain derivative and foreign exchange contracts via Markets Assets Trust, which amounted to $2.1 billion and $2.7 billion at September 30, 1999 and December 31, 1998, respectively.
--------------------------------------------------------------------------------

The tables below provide data on the notional principal amounts and maturities of end-user (non-trading) derivatives, along with additional data on end-user interest rate swaps and net purchased option positions at the end of the third quarter 1999.

End-User Derivative Interest Rate and Foreign Exchange Contracts

                                                   Notional Principal
                                                          Amounts (1)               Percentage of September 30, 1999 Amount Maturing
                                                 -----------------------------------------------------------------------------------
                                                  Sept. 30,  Dec. 31,   Within       1 to      2 to       3 to      4 to      After
In billions of dollars                                 1999      1998   1 Year    2 Years   3 Years    4 Years   5 Years    5 Years
------------------------------------------------------------------------------------------------------------------------------------
Interest Rate Products
   Futures Contracts                                  $17.7     $28.1       60%        31%        5%         3%        1%        --%
   Forward Contracts                                    5.1       6.5      100         --        --         --        --         --
   Swap Agreements                                     96.3      96.5       34         14         8         11        10         23
   Option Contracts                                     8.0       9.7       49          9        19          3        --         20
Foreign Exchange Products
   Futures and Forward Contracts                       48.1      62.1       94          4         2         --        --         --
   Cross-Currency Swaps                                 4.8       4.6       19         13        21         17        18         12
-------------------------------------------------===================================================================================

(1)   Includes third-party and intercompany contracts.
--------------------------------------------------------------------------------

In addition, Citicorp had end-user credit derivatives with notional amounts of $25.6 billion and $19.6 billion at September 30, 1999 and December 31, 1998, respectively.

End-User Interest Rate Swaps and Net Purchased Options as of September 30, 1999

                                                                                     Remaining Contracts Outstanding
                                                                                        Notional Principal Amounts
                                                                      --------------------------------------------------------------
In billions of dollars                                                    1999       2000      2001       2002      2003       2004
------------------------------------------------------------------------------------------------------------------------------------
Receive Fixed Swaps                                                      $60.9      $48.8     $40.5      $34.4     $25.5      $16.9
   Weighted-Average Fixed Rate                                             6.3%       6.3%      6.4%       6.3%      6.5%       6.7%
Pay Fixed Swaps                                                           16.7       12.5       9.3        7.4       5.7        4.9
   Weighted-Average Fixed Rate                                             5.9%       5.8%      5.8%       5.8%      6.0%       6.1%
Basis Swaps                                                               18.7        2.3       0.2        0.2       0.2        0.2
Purchased Caps (Including Collars)                                         2.0         --        --         --        --         --
   Weighted-Average Cap Rate Purchased                                     6.7%        --%       --%        --%       --%        --%
Purchased Floors                                                           3.3        1.7       1.1        0.1       0.1        0.1
   Weighted-Average Floor Rate Purchased                                   6.0%       5.8%      5.8%       5.8%      5.8%       5.8%
Written Floors Related to Purchased Caps (Collars)                         0.2         --        --         --        --         --
   Weighted-Average Floor Rate Written                                     8.2%        --%       --%        --%       --%        --%
Written Caps Related to Other Purchased Caps (1)                           2.5        2.4       2.3        1.8       1.5        1.5
   Weighted-Average Cap Rate Written                                       9.8%       9.8%      9.8%      10.6%     10.7%      10.7%
------------------------------------------------------------------------------------------------------------------------------------
Three-Month Forward LIBOR Rates (2)                                        6.1%       6.1%      6.5%       6.7%      6.9%       7.1%
----------------------------------------------------------------------==============================================================

(1) Includes written options related to purchased options embedded in other financial instruments.
(2) Represents the implied forward yield curve for three-month LIBOR as of September 30, 1999, provided for reference.
--------------------------------------------------------------------------------

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

8. Guaranteed Subsidiary Debt

On August 4, 1999, CCC became a subsidiary of Citicorp Banking Corporation, a wholly-owned subsidiary of Citicorp. Citicorp has issued a guarantee of all outstanding long-term debt and commercial paper of CCC. Following the restructuring, CCC ceased issuing commercial paper. In addition, Citicorp guaranteed the obligations of CCC under its committed and available five-year revolving credit facilities under which no borrowings are currently outstanding. Under these facilities, which expire in 2002, CCC can borrow up to $3.4 billion. Under this facility Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreement). At September 30, 1999, this requirement was exceeded by approximately $9.4 billion. CCC's results are reflected in the Cards, CitiFinancial and Corporate/Other segments and are consolidated in Citicorp's financial statements. Citicorp has not presented separate financial statements and other disclosures concerning CCC because management has determined that such information is not material to holders of CCC's debt securities. The following is summarized legal vehicle financial information for CCC.

Summarized Balance Sheet

                                                                                                    September 30,     December 31,
In millions of dollars                                                                                  1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Consumer Loans, Net of Unearned Income                                                                $16,763           $13,285
Allowance for Credit Losses                                                                              (446)             (393)
                                                                                                  ----------------------------------
     Total Loans, Net                                                                                  16,317            12,892
                                                                                                  ----------------------------------
Other Assets                                                                                            2,731             2,926
                                                                                                  ----------------------------------
Total Assets                                                                                          $19,048           $15,818
--------------------------------------------------------------------------------------------------==================================
Due to Citicorp and Affiliates                                                                        $10,471           $ 3,504
Purchased Funds and Other Borrowings                                                                      129             2,387
Other Liabilities                                                                                       1,550             1,560
Long-Term Debt                                                                                          5,900             6,250
Stockholder's Equity                                                                                      998             2,117
                                                                                                  ----------------------------------
Total Liabilities and Stockholder's Equity                                                            $19,048           $15,818
--------------------------------------------------------------------------------------------------==================================

Summarized Income Statement

                                                             Three Months Ended September 30,     Nine Months Ended September 30,
                                                           -------------------------------------------------------------------------
In millions of dollars                                            1999              1998               1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Total Revenues, Net of Interest Expense                           $447               $363            $1,276             $1,025
Provision for Credit Losses                                         73                 85               278                264
Operating Expense                                                  169                155               533                451
Net Income                                                        $130               $ 78            $  297             $  198
-----------------------------------------------------------=========================================================================

--------------------------------------------------------------------------------
FINANCIAL DATA SUPPLEMENT
--------------------------------------------------------------------------------

                                                       Citicorp and Subsidiaries

AVERAGE BALANCES AND INTEREST RATES,
Taxable Equivalent Basis - Quarterly(1)(2)

                                                        Average Volume            Interest Revenue/Expense        % Average Rate
                                              --------------------------------------------------------------------------------------
                                                                                                                       2nd     3rd
                                               3rd Qtr.    2nd Qtr.   3rd Qtr.   3rd Qtr. 2nd Qtr.  3rd Qtr. 3rd Qtr.  Qtr.    Qtr.
In millions of dollars                           1999        1999       1998       1999     1999      1998     1999    1999    1998
------------------------------------------------------------------------------------------------------------------------------------
Loans (Net of Unearned Income) (3)
Consumer Loans
     In U.S. Offices                          $ 78,612    $ 77,026   $ 70,664     $2,058   $2,001    $2,008   10.39    10.42   11.27
     In Offices Outside the U.S. (4)            58,427      56,084     51,880      1,604    1,623     1,639   10.89    11.61   12.53
                                              -------------------------------------------------------------
              Total Consumer Loans             137,039     133,110    122,544      3,662    3,624     3,647   10.60    10.92   11.81
                                              -------------------------------------------------------------
Commercial Loans
     In U.S. Offices
         Commercial and Industrial              13,411      12,929     11,024        288      280       220    8.52     8.69    7.92
         Mortgage and Real Estate                1,197       1,447      2,365         24       28        51    7.95     7.76    8.56
         Loans to Financial Institutions         1,590       1,002        354         25       17         6    6.24     6.81    6.72
         Lease Financing                         3,139       2,994      2,939         54       45        47    6.83     6.03    6.34
     In Offices Outside the U.S. (4)            72,337      71,433     65,889      1,683    1,551     1,808    9.23     8.71   10.89
                                              -------------------------------------------------------------
              Total Commercial Loans            91,674      89,805     82,571      2,074    1,921     2,132    8.98     8.58   10.24
                                              -------------------------------------------------------------
              Total Loans                      228,713     222,915    205,115      5,736    5,545     5,779    9.95     9.98   11.18
                                              -------------------------------------------------------------
Federal Funds Sold and Resale Agreements
In U.S. Offices                                  2,309       3,195      6,434         25       31        67    4.30     3.89    4.13
In Offices Outside the U.S. (4)                  2,936       3,148      5,853         54       66       107    7.30     8.41    7.25
                                              -------------------------------------------------------------
    Total                                        5,245       6,343     12,287         79       97       174    5.98     6.13    5.62
                                              -------------------------------------------------------------
Securities, At Fair Value
In U.S. Offices
     Taxable                                    14,452      13,689     10,991        162      154       108    4.45     4.51    3.90
     Exempt from U.S. Income Tax                 3,381       3,384      3,165         51       47        49    5.98     5.57    6.14
In Offices Outside the U.S. (4)                 28,085      28,139     25,263        681      668       626    9.62     9.52    9.83
                                              -------------------------------------------------------------
    Total                                       45,918      45,212     39,419        894      869       783    7.72     7.71    7.88
                                              -------------------------------------------------------------
Trading Account Assets (5)
In U.S. Offices                                  3,015       2,615      4,639         32       33        86    4.21     5.06    7.35
In Offices Outside the U.S. (4)                  6,756       9,097     10,240        111      179       227    6.52     7.89    8.79
                                              -------------------------------------------------------------
    Total                                        9,771      11,712     14,879        143      212       313    5.81     7.26    8.35
                                              -------------------------------------------------------------
Loans Held for Sale, In U.S. Offices             5,198       6,199      5,231        148      147       147   11.30     9.51   11.15
Deposits at Interest with Banks (4)             13,108      11,997     15,454        268      262       263    8.11     8.76    6.75
                                              -------------------------------------------------------------
Total Interest-Earning Assets                  307,953     304,378    292,385     $7,268   $7,132    $7,459    9.36     9.40   10.12
                                                                                 ===================================================
Non-Interest-Earning Assets (5)                 49,808      53,543     53,670
                                              ---------------------------------
Total Assets                                  $357,761    $357,921   $346,055
----------------------------------------------=================================-----------------------------------------------------
Deposits
In U.S. Offices
     Savings Deposits (6)                     $ 33,455    $ 33,339   $ 31,565     $  233   $  227    $  239    2.76     2.73    3.00
     Other Time Deposits                        11,614      11,370     10,466        101       95       122    3.45     3.35    4.62
In Offices Outside the U.S. (4)                168,807     166,572    149,368      2,355    2,245     2,621    5.53     5.41    6.96
                                              -------------------------------------------------------------
    Total                                      213,876     211,281    191,399      2,689    2,567     2,982    4.99     4.87    6.18
                                              -------------------------------------------------------------
Trading Account Liabilities (5)
In U.S. Offices                                  2,023       1,333      2,315         16       11        36    3.14     3.31    6.17
In Offices Outside the U.S. (4)                  1,143         766      2,377         11        8        30    3.82     4.19    5.01
                                              -------------------------------------------------------------
    Total                                        3,166       2,099      4,692         27       19        66    3.38     3.63    5.58
                                              -------------------------------------------------------------
Purchased Funds and Other Borrowings
In U.S. Offices                                 13,670      11,564     17,568        168      131       223    4.88     4.54    5.04
In Offices Outside the U.S. (4)                  7,592       9,593     10,165        255      332       360   13.33    13.88   14.05
                                              -------------------------------------------------------------
    Total                                       21,262      21,157     27,733        423      463       583    7.89     8.78    8.34
                                              -------------------------------------------------------------
Long-Term Debt
In U.S. Offices                                 22,590      22,194     21,646        326      319       351    5.73     5.77    6.43
In Offices Outside the U.S. (4)                  4,872       4,438      3,229        143      113        77   11.64    10.21    9.46
                                              -------------------------------------------------------------
    Total                                       27,462      26,632     24,875        469      432       428    6.78     6.51    6.83
                                              -------------------------------------------------------------
Total Interest-Bearing Liabilities             265,766     261,169    248,699     $3,608   $3,481    $4,059    5.39     5.35    6.48
                                                                                 ===================================================
Demand Deposits in U.S. Offices                 10,555      11,516     10,306
Other Non-Interest-Bearing Liabilities (5)      55,579      59,797     63,724
Total Stockholder's Equity                      25,861      25,439     23,326
                                              ---------------------------------
Total Liabilities and Stockholder's Equity    $357,761    $357,921   $346,055
----------------------------------------------=================================-----------------------------------------------------

NET INTEREST REVENUE AS A PERCENTAGE OF AVERAGE INTEREST-EARNING ASSETS
In U.S. Offices (7)                           $126,330    $124,225   $117,948     $1,768   $1,726    $1,608    5.55     5.57    5.41
In Offices Outside the U.S. (7)                181,623     180,153    174,437      1,892    1,925     1,792    4.13     4.29    4.08
                                              -------------------------------------------------------------
Total                                         $307,953    $304,378   $292,385     $3,660   $3,651    $3,400    4.72     4.81    4.61
----------------------------------------------======================================================================================

(1) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.
(2) Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 6 of Notes to Consolidated Financial Statements.
(3)   Includes cash-basis loans.
(4) Average rates reflect prevailing local interest rates including inflationary effects and monetary correction in certain countries.
(5) The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest-earning assets and other non-interest-bearing liabilities.
(6) Savings deposits consist of Insured Money Market Rate accounts, NOW accounts, and other savings deposits.
(7) Includes allocations for capital and funding costs based on the location of the asset.
--------------------------------------------------------------------------------

                                                       Citicorp and Subsidiaries

AVERAGE BALANCES AND INTEREST RATES,
Taxable Equivalent Basis - Nine Months (1) (2)

                                                            Average Volume       Interest Revenue/Expense       % Average Rate
                                                      ------------------------------------------------------------------------------
                                                      Nine Months   Nine Months  Nine Months  Nine Months  Nine Months  Nine Months
In millions of dollars                                    1999         1998          1999         1998         1999         1998
------------------------------------------------------------------------------------------------------------------------------------
Loans (Net of Unearned Income) (3)
Consumer Loans
     In U.S. Offices                                   $ 77,327     $ 69,956       $ 6,002      $ 5,787        10.38        11.06
     In Offices Outside the U.S. (4)                     56,483       50,653         4,751        4,688        11.25        12.37
                                                      ---------------------------------------------------
              Total Consumer Loans                      133,810      120,609        10,753       10,475        10.74        11.61
                                                      ---------------------------------------------------
Commercial Loans
     In U.S. Offices
         Commercial and Industrial                       13,086       10,979           830          663         8.48         8.07
         Mortgage and Real Estate                         1,510        2,743            93          180         8.23         8.77
         Loans to Financial Institutions                  1,448          330            67           21         6.19         8.51
         Lease Financing                                  3,008        2,958           145          144         6.44         6.51
     In Offices Outside the U.S. (4)                     71,515       62,893         5,214        5,066         9.75        10.77
                                                      ---------------------------------------------------
              Total Commercial Loans                     90,567       79,903         6,349        6,074         9.37        10.16
                                                      ---------------------------------------------------
              Total Loans                               224,377      200,512        17,102       16,549        10.19        11.03
                                                      ---------------------------------------------------
Federal Funds Sold and Resale Agreements
In U.S. Offices                                           3,573        7,254           107          219         4.00         4.04
In Offices Outside the U.S. (4)                           3,129        5,979           210          384         8.97         8.59
                                                      ---------------------------------------------------
    Total                                                 6,702       13,233           317          603         6.32         6.09
                                                      ---------------------------------------------------
Securities, At Fair Value
In U.S. Offices
     Taxable                                             13,783       10,772           454          338         4.40         4.20
     Exempt from U.S. Income Tax                          3,374        2,920           148          135         5.86         6.18
In Offices Outside the U.S. (4)                          27,857       23,609         2,319        1,587        11.13         8.99
                                                      ---------------------------------------------------
    Total                                                45,014       37,301         2,921        2,060         8.68         7.38
                                                      ---------------------------------------------------
Trading Account Assets (5)
In U.S. Offices                                           2,514        5,559            95          270         5.05         6.49
In Offices Outside the U.S. (4)                           7,851       10,542           422          624         7.19         7.91
                                                      ---------------------------------------------------
    Total                                                10,365       16,101           517          894         6.67         7.42
                                                      ---------------------------------------------------
Loans Held for Sale, In U.S. Offices                      5,537        4,524           434          393        10.48        11.61
Deposits at Interest with Banks (4)                      12,362       14,644           762          812         8.24         7.41
                                                      ---------------------------------------------------
Total Interest-Earning Assets                           304,357      286,315       $22,053      $21,311         9.69         9.95
                                                                                 ===================================================
Non-Interest-Earning Assets (5)                          53,483       51,181
                                                      --------------------------
Total Assets                                           $357,840     $337,496
------------------------------------------------------==========================----------------------------------------------------
Deposits
In U.S. Offices
     Savings Deposits (6)                              $ 33,267     $ 30,996       $   682      $   696         2.74         3.00
     Other Time Deposits                                 11,392       10,785           290          372         3.40         4.61
In Offices Outside the U.S. (4)                         165,310      144,247         7,149        7,323         5.78         6.79
                                                      ---------------------------------------------------
    Total                                               209,969      186,028         8,121        8,391         5.17         6.03
                                                      ---------------------------------------------------
Trading Account Liabilities (5)
In U.S. Offices                                           1,712        3,468            41          144         3.20         5.55
In Offices Outside the U.S. (4)                             878        2,368            24           99         3.65         5.59
                                                      ---------------------------------------------------
    Total                                                 2,590        5,836            65          243         3.36         5.57
                                                      ---------------------------------------------------
Purchased Funds and Other Borrowings
In U.S. Offices                                          13,202       16,763           460          649         4.66         5.18
In Offices Outside the U.S. (4)                           9,072        9,158         1,108          948        16.33        13.84
                                                      ---------------------------------------------------
    Total                                                22,274       25,921         1,568        1,597         9.41         8.24
                                                      ---------------------------------------------------
Long-Term Debt
In U.S. Offices                                          22,654       22,544           975        1,058         5.75         6.27
In Offices Outside the U.S. (4)                           4,271        3,481           426          238        13.34         9.14
                                                      ---------------------------------------------------
    Total                                                26,925       26,025         1,401        1,296         6.96         6.66
                                                      ---------------------------------------------------
Total Interest-Bearing Liabilities                      261,758      243,810       $11,155      $11,527         5.70         6.32
                                                                                 ===================================================
Demand Deposits in U.S. Offices                          10,927       10,616
Other Non-Interest-Bearing Liabilities (5)               59,684       59,958
Total Stockholder's Equity                               25,471       23,112
                                                      --------------------------
Total Liabilities and Stockholder's Equity             $357,840     $337,496
------------------------------------------------------==========================----------------------------------------------------

NET INTEREST REVENUE AS A PERCENTAGE OF AVERAGE INTEREST-EARNING ASSETS
In U.S. Offices (7)                                   $125,013     $118,101       $ 5,156       $4,643          5.51         5.26
In Offices Outside the U.S. (7)                        179,344      168,214         5,742        5,141          4.28         4.09
                                                      ---------------------------------------------------
Total                                                 $304,357     $286,315       $10,898       $9,784          4.79         4.57
------------------------------------------------------==============================================================================

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
--------------------------------------------------------------------------------

CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS (1)

                                                                                    Sept. 30,         Dec. 31,         Sept. 30,
In millions of dollars                                                                 1999             1998              1998
------------------------------------------------------------------------------------------------------------------------------------
Commercial Cash-Basis Loans
Collateral Dependent (at Lower of Cost or Collateral Value) (2)                       $  237           $  142            $  170
Other                                                                                  1,232            1,201             1,110
                                                                                 ---------------------------------------------------
Total                                                                                 $1,469           $1,343            $1,280
---------------------------------------------------------------------------------===================================================
Commercial Cash-Basis Loans
In U.S. Offices                                                                       $  212           $  211            $  204
In Offices Outside the U.S.                                                            1,257            1,132             1,076
                                                                                 ---------------------------------------------------
Total                                                                                 $1,469           $1,343            $1,280
---------------------------------------------------------------------------------===================================================

Commercial Renegotiated Loans (In Offices Outside the U.S.)                              $52              $45               $48
------------------------------------------------------------------------------------------------------------------------------------

Consumer Loans on which Accrual of Interest had been Suspended
In U.S. Offices (3)                                                                   $  707           $  825            $  803
In Offices Outside the U.S.                                                            1,507            1,458             1,304
                                                                                 ---------------------------------------------------
Total                                                                                 $2,214           $2,283            $2,107
---------------------------------------------------------------------------------===================================================
Accruing Loans 90 or More Days Delinquent (4)
In U.S. Offices (3)                                                                   $  626           $  592            $  597
In Offices Outside the U.S.                                                              467              532               492
                                                                                 ---------------------------------------------------
Total                                                                                 $1,093           $1,124            $1,089
---------------------------------------------------------------------------------===================================================

(1) For a discussion of risks in the consumer loan portfolio, see pages 4-12, and of commercial cash-basis loans, see pages 13-15.
(2) A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.
(3) Includes $12 million, $10 million and $10 million of consumer loans on which accrual of interest had been suspended and $28 million, $30 million and $30 million of accruing loans 90 or more days delinquent related to loans held for sale at September 30, 1999, December 31, 1998 and September 30, 1998, respectively.
(4) Substantially all consumer loans, of which $331 million, $267 million and $284 million are government-guaranteed student loans at September 30, 1999, December 31, 1998 and September 30, 1998, respectively.
--------------------------------------------------------------------------------

OTHER REAL ESTATE OWNED AND ASSETS PENDING DISPOSITION

                                                                                     Sept. 30,         Dec. 31,         Sept. 30,
In millions of dollars                                                                  1999             1998              1998
------------------------------------------------------------------------------------------------------------------------------------
Consumer (1)                                                                            $211             $254              $260
Commercial (1)                                                                           228              262               345
                                                                                 ---------------------------------------------------
Total                                                                                   $439             $516              $605
------------------------------------------------------------------------------------------------------------------------------------
Assets Pending Disposition (2)                                                           $87             $100              $103
------------------------------------------------------------------------------------------------------------------------------------

(1) Represents repossessed real estate, carried at lower of cost or collateral value.
(2) Represents consumer residential mortgage loans that have a high probability of foreclosure, carried at lower of cost or collateral value.
--------------------------------------------------------------------------------

DETAILS OF CREDIT LOSS EXPERIENCE

                                                 3rd Qtr.          2nd Qtr.          1st Qtr.         4th Qtr.          3rd Qtr.
In millions of dollars                             1999              1999              1999             1998              1998
------------------------------------------------------------------------------------------------------------------------------------
Allowance for Credit Losses
  at Beginning of Period                          $6,743            $6,662            $6,617           $6,604            $6,529
                                             ---------------------------------------------------------------------------------------
Provision for Credit Losses
Consumer                                             595               680               618              605               589
Commercial                                            37               110               111               69               232
                                             ---------------------------------------------------------------------------------------
                                                     632               790               729              674               821
                                             ---------------------------------------------------------------------------------------
Gross Credit Losses
Consumer
In U.S. Offices                                      420               440               391              421               424
In Offices Outside the U.S.                          324               332               304              294               262
Commercial
In U.S. Offices                                        8                 2                 1               10                56
In Offices Outside the U.S.                           95               132               130              128               216
                                             ---------------------------------------------------------------------------------------
                                                     847               906               826              853               958
                                             ---------------------------------------------------------------------------------------
Credit Recoveries
Consumer
In U.S. Offices                                       66                70                55               50                60
In Offices Outside the U.S.                           79                70                63               79                69
Commercial
In U.S. Offices                                        1                 3                 2               17                26
In Offices Outside the U.S.                           15                21                18               30                14
                                             ---------------------------------------------------------------------------------------
                                                     161               164               138              176               169
                                             ---------------------------------------------------------------------------------------
Net Credit Losses
In U.S. Offices                                      361               369               335              364               394
In Offices Outside the U.S.                          325               373               353              313               395
                                             ---------------------------------------------------------------------------------------
                                                     686               742               688              677               789
                                             ---------------------------------------------------------------------------------------
Other-Net (1)                                         17                33                 4               16                43
                                             ---------------------------------------------------------------------------------------
Allowance for Credit Losses
  at End of Period                                $6,706            $6,743            $6,662           $6,617            $6,604
---------------------------------------------=======================================================================================
Net Consumer Credit Losses                          $599              $632              $577             $586              $557
As a Percentage of Average Consumer Loans           1.73%             1.89%             1.78%            1.80%             1.80%
------------------------------------------------------------------------------------------------------------------------------------
Net Commercial Credit Losses                         $87              $110              $111              $91              $232
As a Percentage of Average Commercial Loans         0.38%             0.49%             0.50%            0.41%             1.11%
---------------------------------------------=======================================================================================

(1) Primarily includes foreign currency translation effects and the addition of allowance for credit losses related to acquisitions.
--------------------------------------------------------------------------------

TRADING-RELATED REVENUE

                                                                       Three Months Ended                 Nine Months Ended
                                                                         September 30,                      September 30,
                                                               ---------------------------------------------------------------------
In millions of dollars                                               1999              1998             1999              1998
------------------------------------------------------------------------------------------------------------------------------------
By Income Statement Line
   Foreign Exchange                                                   $358              $474           $1,214            $1,288
   Trading Account                                                     252              (159)             694               175
   Other (1)                                                            75                77              249               387
                                                               ---------------------------------------------------------------------
   Total                                                              $685              $392           $2,157            $1,850
---------------------------------------------------------------=====================================================================

By Trading Activity
   Foreign Exchange (2)                                               $394              $403           $1,132            $1,240
   Derivative (3)                                                      197                94              692               472
   Fixed Income (4)                                                     31               (30)              84                71
   Other                                                                63               (75)             249                67
                                                               ---------------------------------------------------------------------
   Total                                                              $685              $392           $2,157            $1,850
---------------------------------------------------------------=====================================================================

By Business Sector
   Global Corporate
      Emerging Markets                                                $245              $234          $   767           $   764
      Global Relationship Banking                                      313                63            1,046               803
                                                               ---------------------------------------------------------------------
          Total Global Corporate                                       558               297            1,813             1,567
   Global Consumer and Other                                           127                95              344               283
                                                               ---------------------------------------------------------------------
   Total                                                              $685              $392           $2,157            $1,850
---------------------------------------------------------------=====================================================================

(1)   Primarily net interest revenue.
(2) Foreign exchange activity includes foreign exchange spot, forward, and option contracts.
(3) Derivative activity primarily includes interest rate and currency swaps, options, financial futures, and equity and commodity contracts.
(4) Fixed income activity principally includes debt instruments including government and corporate debt as well as mortgage assets.
--------------------------------------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K

            (a) Exhibits

            See Exhibit Index

            (b) Reports on Form 8-K

            On July 20, 1999, the Company filed a Current Report on Form 8-K dated July 19, 1999 (Item 5), which report summarized the consolidated operations of Citicorp and its subsidiaries for the three and six month periods ended June 30, 1999.

            No other reports on Form 8-K were filed during the third quarter of 1999; however, on October 20, 1999 the Company filed a Current Report on Form 8-K dated October 19, 1999 (Item 5), which report summarized the consolidated operations of Citicorp and its subsidiaries for the three and nine month periods ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of November, 1999.

                                     CITICORP
                                     (Registrant)

                                     By: /s/ Heidi G. Miller
                                     ------------------------------------
                                     Name:   Heidi G. Miller
                                     Title:  Chief Financial Officer
                                             Principal Financial Officer


                                     By: /s/ Roger W. Trupin
                                     ------------------------------------
                                     Name:   Roger W. Trupin
                                     Title:  Vice President and Controller

                                 Exhibit Index

Exhibit
Number      Description of Exhibit
-------     ----------------------

3.01 Citicorp's Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to Citicorp's Post Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-21143, filed on October 8, 1998).


3.02 Citicorp's By-Laws (incorporated by reference to Exhibit 3(ii) to Citicorp's Financial Review and Form 10-Q filed on November 13,
            1998).

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


41