Form 10-K405
period 1999-12-31
CITICORP
filed 2000-03-13
CIK 20405

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
   For Annual and Transition Reports Pursuant to Sections 13 or 15(d) of the
                        Securities Exchange Act of 1934

                                   (Mark One)

       |X| Annual Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the fiscal year ended December 31, 1999

                                       OR

     |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from _______to _______
                         Commission file number: 1-5738

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

Yes |X|                 No |_|.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Because the Registrant is a wholly-owned subsidiary of Citigroup Inc., none of its outstanding voting stock is held by nonaffiliates. As of the date hereof, 1,000 shares of the Registrant's Common Stock, $0.01 par value per share, were issued and outstanding.

Documents Incorporated by Reference: None

                            REDUCED DISCLOSURE FORMAT

The Registrant meets the conditions set forth in General Instruction I (1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

                                    CITICORP

                           Annual Report on Form 10-K

                        For Year Ended December 31, 1999

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

Form 10-K
Item Number                                                                 Page
                                                                            ----

Part I

1.  Business.................................................................3-7
2.  Properties.................................................................8
3.  Legal Proceedings..........................................................8
4.  Omitted Pursuant to General Instruction I.....................Not applicable

Part II

5.  Market for Registrant's Common Equity and
     Related Stockholder Matters...............................................8
6.  Omitted Pursuant to General Instruction I.....................Not applicable
7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations..........................9-36
7A. Quantitative and Qualitative Disclosures About Market Risk................37
8   Financial Statements and Supplementary Data...............................37
9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure...................................37

Part III

10-13. Omitted Pursuant to General Instruction I..................Not applicable

Part IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........37
    Exhibit Index.............................................................38
    Signatures................................................................39
    Index to Consolidated Financial Statements...............................F-1

                                     PART I

Item 1. Business

                                   THE COMPANY

Citicorp, a diversified financial services company, conducts its activities through Global Consumer, Global Corporate Bank, Global Investment Management and Private Banking, and Investment Activities. Its staff of 115,200 (including 60,700 outside the U.S.) serves individuals, businesses, governments, and financial institutions in 101 countries and territories. Citicorp, a U.S. bank holding company, is the sole shareholder of Citibank, N.A. (Citibank), its major subsidiary. As used in this Form 10-K, unless the context otherwise requires, "Citicorp" and "the Company" refer to Citicorp and its consolidated subsidiaries.

On October 8, 1998, Citicorp, which was incorporated in 1967, merged with and into a newly formed, wholly-owned subsidiary of Travelers Group Inc. (Travelers). Following the effectiveness of the merger, that subsidiary, which was incorporated in 1998 under the laws of the state of Delaware, changed its name to Citicorp, and Travelers changed its name to Citigroup Inc. (Citigroup). Citigroup issued 1.698 billion shares (adjusted to reflect the three-for-two stock split in Citigroup's common stock in May 1999) of its common stock in exchange for all of the outstanding shares of Citicorp common stock. The merger was accounted for under the pooling of interests method. Additionally, as of October 8, 1998, the shares of Citicorp common stock held in treasury were retired. The effect of these transactions was an elimination of Citicorp common stock and Citicorp preferred stock, with an offsetting adjustment to surplus, resulting in no change in the amount of Citicorp's total stockholder's equity.

On August 4, 1999, CitiFinancial Credit Company (formerly Commercial Credit Company) (CCC), an indirect wholly-owned subsidiary of Citigroup, was contributed to and became a subsidiary of Citicorp Banking Corporation, a wholly-owned subsidiary of Citicorp. The consolidated financial statements give retroactive effect to the contribution as a combination of entities under common control in a transaction accounted for in a manner similar to the pooling of interests method.

Citicorp is authorized to issue 10,000 shares of common stock, par value $.01 each, of which 1,000 shares are outstanding, and 1,000 shares of preferred stock, par value $1.00 each, of which none are outstanding. Citigroup owns all the outstanding shares of Citicorp common stock.

Citigroup, the Company's parent, is a diversified holding company whose businesses provide a broad range of financial services to consumer and corporate customers in 101 countries and territories. Citigroup's activities are conducted through Global Consumer, Global Corporate and Investment Bank, Global Investment Management and Private Banking, and Investment Activities. The periodic reports of Citigroup provide additional business and financial information concerning that company and its consolidated subsidiaries.

Citicorp is regulated under the Bank Holding Company Act of 1956 (the BHC Act) and is subject to examination by the Board of Governors of the Federal Reserve System (the FRB). Citibank is a member of the Federal Reserve System and is subject to regulation and examination by the Office of the Comptroller of the Currency (the OCC).

Global Consumer

Global Consumer delivers a wide array of banking, lending, and investment services, including the issuance of credit and charge cards, in 52 countries and territories. Global Consumer creates products and platforms to meet the expanding needs of the world's growing middle class.

Citibanking North America delivers banking, lending, and investment services to customers through 370 branches and through electronic delivery systems. Through its Mortgage Banking unit, Global Consumer originates and services mortgages and student loans for customers across North America.

The Cards unit offers products such as MasterCard and VISA, and Diners Club across North America. As of December 31, 1999, the U.S. bankcards business had 41 million accounts and $74 billion of managed receivables, which represented approximately 16% of the U.S. credit card receivables market. New accounts are primarily acquired through direct marketing efforts, portfolio acquisitions, and over the Internet.

The CitiFinancial unit of Global Consumer provides community-based lending services through its branch network system. As of December 31, 1999, CitiFinancial maintained 1,174 loan offices in 47 states and Canada, including 19 servicing centers for $.M.A.R.T. loans(R) and $.A.F.E.(R) loans sold through the independent agents (the Primerica sales force) of Primerica Financial Services (Primerica), a subsidiary of Citigroup. Loans to consumers include real estate-secured loans, unsecured and partially secured personal loans, and loans to finance consumer goods purchases.

The International unit of Global Consumer provides full-service banking and lending, including credit and charge cards, and investment services in Europe, Middle East & Africa, Asia Pacific (including Japan and Australia), and Latin America through more than 1,000 branches in 50 countries and territories. Outside North America, Global Consumer has approximately 11 million credit and charge card member accounts.

e-Citi is the business responsible for developing and implementing the Company's Internet financial services products and e-commerce solutions. e-Citi's mission is to build and deliver new forms of financial services that meet the changing needs of customers and to facilitate all aspects of e-commerce as it grows with the new digital economy.

Global Corporate Bank

Global Corporate Bank serves corporations, financial institutions, governments, and other participants in 100 countries and territories.

The Company has a long-standing presence in emerging markets, which include all locations outside North America, Western Europe, and Japan. Emerging Markets offers a wide array of products and services that help multinational and local companies fulfill their financial goals or needs. The Company's Embedded Bank and Emerging Local Corporate strategies focus on its plans to gain market share in selected emerging market countries and to establish the Company as a local bank as well as a leading international bank. The Company typically enters a country to serve global customers, providing them with cash management, trade services, short-term loans, and foreign-exchange services. Then, the Company offers project finance, fixed-income issuance and trading and, later, introduces securities custody, loan syndications, and derivatives services. Finally, as a brand image is established and services for locally headquartered companies become significant, consumer banking services may be offered.

Global Relationship Banking (GRB) provides banking and financial services to multinational companies and their subsidiaries around the world. A dedicated relationship team serves each parent company and its subsidiaries everywhere they operate. Product offerings are determined by the demands of these sophisticated customers. Core products include cash management, foreign exchange, structured products, securities custody, trade services, derivatives, and loan products.

Global Investment Management and Private Banking

The Global Investment Management and Private Banking group is comprised of Citibank Global Asset Management and the Citibank Private Bank. Citibank Global Asset Management offers a broad range of asset management products and services from global investment centers around the world, including mutual funds, closed-end funds, and managed accounts to institutional, high net worth, and retail clients.

Clients include private and public retirement plans, endowments, foundations, banks, central banks, insurance companies, other corporations, government agencies, and high net worth and other individuals. Client relationships may be introduced through the cross marketing and distribution opportunities through Citibank Global Asset Management's own sales force.

The Citibank Private Bank provides personalized wealth management services for high net worth clients through 100 offices in 31 countries and territories, generating fee and interest income from investment funds management and customer trading activity, trust and fiduciary services, custody services, and banking and lending activities. Its Relationship Managers and Product Specialists use their knowledge about their clients' individual needs and goals to bring them an array of personal wealth management services.

Corporate/Other

Corporate/Other includes net corporate treasury results, and corporate staff and other corporate expenses.

Investment Activities

The Company's Investment Activities segment consists primarily of its venture capital activities, the realized investment gains and losses related to certain corporate investments, and the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature.

The principal executive offices of the Company are located at 399 Park Avenue, New York, New York 10043; telephone number (800) 285-3000.

Competition

Citicorp and its subsidiaries are subject to intense competition in all aspects of their businesses from both bank and non-bank institutions that provide financial services and, in some of their activities, from government agencies.

Regulation

Citicorp is a bank holding company within the meaning of the BHC Act and is registered with, and subject to examination by, the FRB. Its subsidiary depository institutions (the banking subsidiaries), including its principal bank subsidiary, Citibank, are subject to supervision and examination by their respective federal and state banking authorities. Its nationally chartered subsidiary banks, including Citibank, are supervised and examined by the OCC; its federal savings association subsidiaries are regulated by the Office of Thrift Supervision (OTS); and its state-chartered depository institutions are supervised by the banking departments within their respective states (New York, Delaware and Utah), as well as the Federal Deposit Insurance Corporation (FDIC). The FDIC also has back-up enforcement authority with respect to each of the banking subsidiaries, the deposits of which are insured by the FDIC, up to applicable limits. The Company also controls (either directly or indirectly) overseas banks, branches, and agencies. In general, the Company's overseas activities are regulated by the FRB and OCC, and are also regulated by supervisory authorities of the host countries.

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

The activities of U.S. bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, under the Gramm-Leach-Bliley Act (the GLB Act), which became effective in most significant respects on March 11, 2000, bank holding companies, such as the Company, all of whose controlled depository institutions are "well capitalized" and "well managed", as defined in Federal Reserve Regulation Y, and which obtain satisfactory Community Reinvestment Act ratings, will have the ability to declare themselves to be "financial holding companies" and engage in a broader spectrum of activities than those generally permitted, including insurance underwriting and brokerage (including annuities), and underwriting and dealing securities without a revenue limit and without limits on the amounts of equity securities it may hold in conducting its underwriting and dealing activities. The Company anticipates that its declaration to become a financial holding company will become effective shortly after the effective date of the GLB Act. Financial holding companies that do not continue to meet all of the requirements for such status will, depending on which requirement they fail to meet, face not being able to undertake new activities or acquisitions that are financial in nature, or losing their ability to continue those activities that are not generally permissible for bank holding companies.

Section 20 of the Glass-Steagall Act, which prohibited a member bank of the Federal Reserve System, such as Citibank, from being affiliated with a company that is principally engaged in underwriting and dealing in securities, was repealed, effective March 11, 2000, as part of the GLB Act. Accordingly, the Company will be permitted to operate without regard to revenue limits on the "ineligible" securities activities of its affiliates' securities businesses. The repeal of Section 20 will also permit the Company's securities affiliates to organize, sponsor, distribute, and advise open-end mutual funds in the United States, as well as outside the United States.

Under the BHC Act, nonbank acquisitions in the U.S. have generally been limited to 5% of voting shares unless the FRB determines that the acquisition is so closely related to banking as to be a proper incident to banking or managing or controlling banks. Under the GLB Act, financial holding companies will be able to make acquisitions in companies that engage in activities that are financial in nature, both in the U.S. and outside of the United States. No prior approval of the FRB will be required for such acquisitions, although it is possible that the FRB will issue regulations imposing some limitations or conditions on such acquisitions. In addition, under a new merchant banking authority added by the GLB Act, financial holding companies will be authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the investment in duration, does not manage the company on a day-to-day basis, and the investee company does not cross-market with any of the financial holding company's controlled depository institutions. This authority applies to investments both in the U.S. and outside the United States. It is possible that regulations interpreting and conditioning this authority may be promulgated. Bank holding companies will also retain their authority, subject to prior specific or general FRB consent, to acquire less than 20 percent of the voting securities of a company that does not do business in the United States, and 20 percent or more of the voting securities of any such company if the FRB finds by regulation or order that its activities are usual in connection with banking or finance outside the United States. In general, bank holding companies that are not financial holding companies may engage in a broader range of activities outside the United States than they may engage in inside the United States, including sponsoring, distributing, and advising open-end mutual funds, and underwriting and dealing in debt and, to a limited extent, equity securities, subject to local country laws.

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

The Company's earnings and activities are affected by legislation, by actions of its regulators, and by local legislative and administrative bodies and decisions of courts in the foreign and domestic jurisdictions in which the Company and its subsidiaries conduct business. For example, these include limitations on the ability of certain subsidiaries to pay dividends to their intermediate holding companies and on the abilities of those holding companies to pay dividends to the Company (see Note 25 of Notes to Consolidated Financial Statements). It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries.

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

Under FRB policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. As a result of that policy, the Company may be required to commit resources to its subsidiary banks in certain circumstances. However, under the GLB Act, the FRB will not be able to compel a bank holding company to remove capital from its regulated securities or insurance subsidiaries in order to commit such resources to its subsidiary banks.

The Company and its U.S. insured depository institution subsidiaries are subject to risk-based capital and leverage guidelines issued by U.S. regulators for banks, savings associations, and bank holding companies. The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards and have defined five capital tiers, the highest of which is "well-capitalized." As of December 31, 1999, the Company's bank and thrift subsidiaries, including Citibank, were "well capitalized." See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for capital analysis.

A bank is not required to repay a deposit at a branch outside the U.S. if the branch cannot repay the deposit due to an act of war, civil strife, or action taken by the government in the host country, unless the bank has expressly agreed in writing to do so.

The GLB Act included the most extensive consumer privacy provisions ever enacted by Congress. These provisions, among other things, require full disclosure of the Company's privacy policy to consumers and mandate offering the consumer the ability to "opt out" of having non-public customer information disclosed to third parties. In addition, these provisions require the federal banking regulators to adopt privacy regulations and permit the states to adopt more extensive privacy protections through legislation or regulation. There can be no assurance whether any such legislation or regulation will place additional limitations on the Company's operations or adversely affect its earnings.

The earnings of the Company, Citibank, and their subsidiaries and affiliates are affected by general economic conditions and the conduct of monetary and fiscal policy by the U.S. government and by governments in other countries in which they do business.

Legislation is from time to time introduced in Congress that may change banking statutes and the operating environment of the Company and its banking subsidiaries in substantial and unpredictable ways. The Company cannot determine whether any such proposed legislation will be enacted and, if enacted, the ultimate effect that any such potential legislation or implementing regulations would have upon the financial condition or results of operations of the Company or its subsidiaries.

Item 2. Properties

The principal offices of Citicorp and Citibank are located at 399 Park Avenue, New York, New York, a 39-story building of which two-thirds is owned by Citibank. Citibank also owns one third of Citigroup Center, a 59-story building located at 153 East 53rd Street across Lexington Avenue from 399 Park Avenue. Citicorp occupies all of the space it owns in both buildings. Citibank also owns Citicorp at Court Square in Long Island City, New York and leases a building located at 111 Wall Street in New York City, which are totally occupied by Citicorp. In addition, Citicorp owns or leases U.S. real estate located in Albuquerque, New Mexico; Chicago, Illinois; Hagerstown and Silver Spring, Maryland; Los Angeles and San Francisco, California; New Castle, Delaware; Rio Piedras, Puerto Rico; San Antonio, Texas; Sioux Falls, South Dakota; St. Louis, Missouri; Tampa, Florida; and The Lakes, Nevada.

Outside the U.S., Citicorp owns or leases major corporate premises in various cities throughout the world including: Bombay, India; Buenos Aires, Argentina; Caracas, Venezuela; Dubai, United Arab Emirates; Dublin, Ireland; Dusseldorf and Frankfurt, Germany; Paris, France; Milan, Italy; Hong Kong, China; Lewisham and London, United Kingdom; Kuala Lumpur, Malaysia; Madrid, Spain; Manila, Philippines; Mexico City, Mexico; Rio de Janeiro and Sao Paulo, Brazil; Santiago, Chile; Taipei, Taiwan; Tokyo, Japan; and Warsaw, Poland.

Citicorp owns approximately 47% of the space Citicorp occupies worldwide.

Item 3. Legal Proceedings

In the ordinary course of business, Citicorp and its subsidiaries are defendants or co-defendants in various litigation matters incidental to and typical of the businesses in which they are engaged. In the opinion of the Company's management, the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on the Company and its subsidiaries' results of operations, financial condition or liquidity.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


BUSINESS FOCUS

The table below shows the core income (loss) for each of Citicorp's businesses:

In millions of dollars                                   1999        1998 (1)
----------------------------------------------------------------------------
Global Consumer
Citibanking North America                             $   414        $   107
Mortgage Banking                                          231            212
Cards                                                   1,172            808
CitiFinancial (2)                                         392            222
----------------------------------------------------------------------------
   Total North America                                  2,209          1,349
----------------------------------------------------------------------------
Europe, Middle East & Africa                              327            225
Asia Pacific                                              443            383
Latin America                                             228            160
----------------------------------------------------------------------------
   Total International                                    998            768
----------------------------------------------------------------------------
e-Citi                                                   (179)          (141)
Other                                                     (80)           (79)
----------------------------------------------------------------------------
Total Global Consumer                                   2,948          1,897
----------------------------------------------------------------------------

Global Corporate Bank
Emerging Markets                                        1,190            748
Global Relationship Banking                               686            490
----------------------------------------------------------------------------
Total Global Corporate Bank                             1,876          1,238
----------------------------------------------------------------------------

Global Investment Management
  and Private Banking
Asset Management                                          (14)             5
Citibank Private Bank                                     278            251
----------------------------------------------------------------------------
Total Global Investment
  Management and
  Private Banking                                         264            256
----------------------------------------------------------------------------

Corporate/Other                                          (320)          (303)

Investment Activities                                     523            657

----------------------------------------------------------------------------
Core income                                             5,291          3,745
----------------------------------------------------------------------------

Restructuring-related items and
  merger-related costs, after-tax (3)                     (96)          (649)
----------------------------------------------------------------------------
Net income                                            $ 5,195        $ 3,096
------------------------------------------------------======================

(1) Reclassified to conform to the 1999 presentation, including changes in capital and tax allocations among the segments.

(2) On August 4, 1999, CitiFinancial Credit Company (formerly Commercial Credit Company) (CCC), an indirect wholly-owned subsidiary of Citigroup, became a subsidiary of Citicorp Banking Corporation, a wholly-owned subsidiary of Citicorp. CCC is consolidated in the results of Citicorp. Prior periods have been restated to reflect this reorganization. See Note 22 of Notes to Consolidated Financial Statements.

(3) The restructuring-related items and merger-related costs in the 1999 period included $82 million of charges, $112 million of accelerated depreciation, and credits for the reversal of prior charges of $98 million. The 1998 period included a charge of $632 million, credits for the reversal of prior charges of $24 million, and $41 million of merger-related costs. See Note 12 of Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

INCOME ANALYSIS

The income analysis reconciles amounts shown on the Consolidated Statements of Income on page F-3 to the basis presented in the business segment discussions.

In millions of dollars                                   1999            1998
-------------------------------------------------------------------------------
Total revenues,
  net of interest expense                              $ 28,148        $ 24,678
Effect of credit card
  securitization activity                                 2,269           2,187
                                                       ------------------------
Adjusted revenues,
  net of interest expense                                30,417          26,865
                                                       ------------------------
Total operating expenses                                 17,018          17,011
Restructuring-related items and
  merger-related costs                                     (154)         (1,011)
                                                       ------------------------
Adjusted operating expenses                              16,864          16,000
                                                       ------------------------
Provision for credit losses                               2,837           2,751
Effect of credit card
  securitization activity                                 2,269           2,187
                                                       ------------------------
Adjusted provision for
  credit losses                                           5,106           4,938
                                                       ------------------------
Core income before income taxes                           8,447           5,927
Taxes on core income                                      3,156           2,182
                                                       ------------------------
Core income                                               5,291           3,745
Restructuring-related items
  and merger-related costs, after-tax                       (96)           (649)
                                                       ------------------------
Net income                                             $  5,195        $  3,096
-------------------------------------------------------========================

RESULTS OF OPERATIONS

Citicorp reported 1999 core income of $5.291 billion, up $1.546 billion or 41% from $3.745 billion in 1998. Core income excluded $96 million and $649 million for after-tax restructuring-related items and merger-related costs in 1999 and 1998, respectively. See Note 12 of Notes to the Consolidated Financial Statements for additional details on restructuring-related items. Net income was $5.195 billion, up $2.099 billion or 68% from $3.096 billion in 1998. Core income return on common equity was 20.76% compared to 16.59% for 1998.

Core income growth in 1999 reflected the strong contributions by most businesses, particularly Global Consumer, which increased $1.051 billion or 55%. Global Consumer core income growth in 1999 was led by North America, where Cards improved $364 million or 45%, reflecting significant increases in U.S. bankcards despite competitive pricing pressures; Citibanking North America increased $307 million or 287%, reflecting expense reduction initiatives, revenue growth, and credit cost improvements; and CitiFinancial grew $170 million or 77%, reflecting strong receivables growth in all major products, an improved credit environment, and the 1999 acquisition of certain Associate First Capital branches. Core income in the International businesses was up $230 million or 30%, reflecting increases across all regions. Global Corporate Bank improved $638 million or 52%, led by increases of $442 million or 59% in Emerging Markets and $196 million or 40% in Global Relationship Banking (GRB) reflecting a rebound from global economic turmoil in 1998, strong 1999 revenues, improved Emerging Markets credit and lower GRB expenses. Excluding the 1998 Russia-related losses, core income increase reflected strong Latin America revenue growth and improved credit in Emerging Markets, and lower expenses combined with strong structured products and global equities revenues in GRB. Global Investment Management and Private Banking improved $8 million or 3%, reflecting improved revenue momentum, which outpaced increases in expenses and the provision for credit losses. Partially offsetting these increases was a decrease of $134 million or 20% in Investment Activities, reflecting a decrease in realized gains from sales of investments and net asset gains, partially offset by an increase in venture capital revenues.

Adjusted revenues, net of interest expense of $30.4 billion in 1999, were up $3.6 billion or 13% from $26.9 billion in 1998. Global Consumer revenues increased strongly in almost all businesses, and were up $2.5 billion or 15% in 1999 to $19.4 billion, including acquisitions. The Global Consumer revenue growth was led by a $1.5 billion or 13% increase in North America (Cards up $846 million or 12%) and a $976 million or 17% increase in International. Global Corporate Bank revenues of $8.4 billion in 1999 were up $864 million or 11% (Emerging Markets up $695 million or 19%, and GRB up $169 million or 4%). Growth, excluding the 1998 economic turmoil, was primarily due to double-digit revenue growth in loans, structured products and trade services in Emerging Markets and due to structured products and global equities in GRB. Global Investment Management and Private Banking revenues of $1.6 billion grew $82 million or 6% in 1999, and reflected continued growth in managed assets. The $165 million decrease in Investment Activities revenues in 1999 primarily reflected lower realized gains from sales of investments and net asset gains, partially offset by higher venture capital revenues.

Net interest revenue as shown on the Consolidated Statements of Income was $14.5 billion in 1999, up $1.2 billion or 9% from $13.3 billion in 1998, reflecting business volume growth in most markets. Net interest revenue, adjusted for the effect of credit card securitization, of $18.7 billion was up $1.8 billion or 11% in 1999. Adjusted fees and commissions revenues of $7.5 billion were up $1.1 billion or 17% in 1999, primarily reflecting continued growth in assets under management. Foreign exchange and trading revenues increased to $2.5 billion in 1999, up from $1.9 billion in 1998, reflecting the difficult trading conditions in 1998. Aggregate securities transactions and net asset gains of $582 million for 1999 decreased $297 million from 1998, reflecting lower levels of securities sales and net asset gains. Other revenue, excluding net asset gains, of $3.0 billion increased $874 million or 41% from $2.1 billion in 1998, primarily reflecting increased credit card securitization activities and venture capital revenues.

Adjusted operating expenses in 1999 of $16.9 billion, which exclude the restructuring-related items, and in 1998 excluded merger-related costs, were up $864 million or 5% in 1999. Expenses increased in Global Consumer by 8% in 1999, reflecting acquisitions, business volume growth, and higher spending in e-Citi, offset by a decline in fixed costs due to expense management initiatives. Global Corporate Bank expenses were down 2% in 1999, primarily attributable to lower year 2000 and European Economic Monetary Union (EMU) expenses as well as restructuring actions and business integration initiatives in GRB. Global Investment Management and Private Banking expenses increased 6% in 1999 driven by investments in technology and sales and marketing capabilities.

The adjusted provision for credit losses was $5.1 billion in 1999, compared with $4.9 billion in 1998, an increase of 3%. Global Consumer adjusted provision for credit losses of $4.7 billion was up 4% in 1999. Global Consumer managed net credit losses in 1999 were $4.7 billion and the related loss ratio was 2.49%, compared with $4.4 billion and 2.70% in 1998. The managed consumer loan delinquency ratio (90 days or more past due) was 1.91%, a decrease from 2.12% at the end of 1998. The Global Corporate Bank provision for credit losses decreased to $348 million from $394 million in 1998, reflecting economic improvements in Russia and Asia, partially offset by increased losses in Latin America, and a lower provision for credit losses resulting from an improved credit outlook in Emerging Markets. Commercial cash-basis loans and other real estate owned of $1.6 billion at December 31, 1999 were down 3% from a year earlier. The provision for credit losses as shown on the Consolidated Statements of Income was $2.8 billion in 1999, up 3% from 1998.

Total capital (Tier 1 and Tier 2) was $37.4 billion or 12.10% of net risk-adjusted assets, and Tier 1 capital was $25.0 billion or 8.11% at December 31, 1999. See page 35 for the components of Tier 1 and Tier 2 capital.

GLOBAL CONSUMER

In millions of dollars                                     1999         1998 (1)
-----------------------------------------------------------------------------
Total revenues, net of interest expense                  $17,118      $14,679
Effect of credit card securitization activity              2,269        2,187
                                                         --------------------
Adjusted revenues, net of interest expense                19,387       16,866
                                                         --------------------
Total operating expenses                                  10,003        9,837
Restructuring-related items                                   87          621
                                                         --------------------
Adjusted operating expenses                                9,916        9,216
                                                         --------------------
Provision for credit losses                                2,477        2,362
Effect of credit card securitization activity              2,269        2,187
                                                         --------------------
Adjusted provision for credit losses                       4,746        4,549
                                                         --------------------
Core income before taxes                                   4,725        3,101
Income taxes                                               1,777        1,204
                                                         --------------------
Core income                                                2,948        1,897
Restructuring-related items, after-tax                        56          393
                                                         --------------------
Net income                                               $ 2,892      $ 1,504
---------------------------------------------------------====================
Average assets (in billions of dollars)                     $201         $175
Return on assets                                            1.44%        0.86%
-----------------------------------------------------------------------------
Excluding restructuring-related items
Return on assets                                            1.47%        1.08%
---------------------------------------------------------====================

(1)   Reclassified to conform to the 1999 presentation.
--------------------------------------------------------------------------------

Global Consumer -- which provides banking, lending, and investment products and services, including credit and charge cards, to customers around the world -- reported core income of $2.948 billion in 1999, up $1.051 billion or 55% from 1998, reflecting strong growth in virtually all businesses, particularly in North America where Cards increased $364 million or 45%, Citibanking grew $307 million or 287%, and CitiFinancial increased $170 million or 77%. In the International businesses, core income grew $230 million or 30%, reflecting increases across all regions. Net income of $2.892 billion in 1999 and $1.504 billion in 1998 included restructuring-related items of $56 million ($87 million pretax) and $393 million ($621 million pretax), respectively.

During 1999, Global Consumer recorded restructuring-related items totaling $87 million ($56 million after-tax), including charges of $104 million (pretax), of which $82 million related to new initiatives primarily for the reconfiguration of certain consumer branch operations outside the U.S., downsizing of certain marketing operations, and costs associated with exiting a non-strategic business. The 1999 items also include accelerated depreciation charges on assets associated with restructuring initiatives of $114 million (pretax), offset by a reduction of restructuring reserves due to changes in estimates attributable to facts and circumstances arising subsequent to the original restructuring charge of $131 million (pretax). In 1998, Global Consumer recorded a net restructuring charge totaling $621 million ($393 million after-tax) for regional consolidation of call centers and other back office functions worldwide, reduction of management layers, sales force restructuring, integration of overlapping marketing and product management groups, and exiting several non-strategic operations.

North America

Citibanking North America

In millions of dollars                                   1999           1998 (1)
-----------------------------------------------------------------------------
Total revenues, net of interest expense                $ 2,109        $ 1,974
Adjusted operating expenses (2)                          1,338          1,672
Provision for credit losses                                 64            100
                                                       ----------------------
Core income before taxes                                   707            202
Income taxes                                               293             95
                                                       ----------------------
Core income                                                414            107
Restructuring-related items, after-tax                      (1)            89
                                                       ----------------------
Net income                                             $   415        $    18
-------------------------------------------------------======================
Average assets (in billions of dollars)                    $10            $10
Return on assets                                          4.15%          0.18%
-----------------------------------------------------------------------------
Excluding restructuring-related items
Return on assets                                          4.14%          1.07%
-------------------------------------------------------======================

(1)   Reclassified to conform to the 1999 presentation.
(2)   Excludes restructuring-related items.
--------------------------------------------------------------------------------

Citibanking North America -- which delivers banking, lending, and investment services to customers through Citibank's branches and electronic delivery systems -- reported core income of $414 million in 1999, up $307 million or 287% from 1998 due to expense reduction initiatives, revenue growth, and credit cost improvements. Net income of $415 million in 1999 and $18 million in 1998 included restructuring-related credits in 1999 of $1 million ($4 million pretax) and restructuring charges of $89 million ($139 million pretax) in 1998.

As shown in the following table, Citibanking grew accounts and customer deposits in 1999. The decline in loans reflects a decrease in home equity loans due to increased industry-wide mortgage refinancing activity during 1998 and the first half of 1999. See also the Mortgage Banking discussion below.

In billions of dollars                                          1999        1998
--------------------------------------------------------------------------------
Accounts (in millions)                                           6.3         5.8
Average customer deposits                                      $42.1       $39.6
Average loans                                                    7.6         7.9
---------------------------------------------------------------=================

Revenues, net of interest expense, of $2.109 billion increased $135 million or 7% in 1999, reflecting higher customer deposits and spreads, and increased investment product fees and commissions, offset by lower loan revenues. Adjusted operating expenses of $1.338 billion in 1999 declined $334 million or 20% from 1998, reflecting the impact of significant expense management initiatives that reduced staff and other fixed expenses as well as lower marketing program spending.

The provision for credit losses declined to $64 million in 1999 from $100 million in 1998. The net credit loss ratio of 1.18% in 1999 declined from 1.34% in 1998, and loans delinquent 90 days or more of $55 million or 0.75% at December 31, 1999 declined from $93 million or 1.20% at December 31, 1998. The decline in the provision for credit losses and delinquencies reflects continued improvement in the portfolio and a decline in loan volumes.

Mortgage Banking

In millions of dollars                                      1999        1998 (1)
----------------------------------------------------------------------------
Total revenues, net of interest expense                     $747        $619
Adjusted operating expenses (2)                              339         247
Provision for credit losses                                   17          20
                                                            ----------------
Core income before taxes                                     391         352
Income taxes                                                 160         140
                                                            ----------------
Core income                                                  231         212
Restructuring-related items, after-tax                        --           6
                                                            ----------------
Net income                                                  $231        $206
------------------------------------------------------------================
Average assets (in billions of dollars)                      $29         $25
Return on assets                                            0.80%       0.82%
----------------------------------------------------------------------------
Excluding restructuring-related items
Return on assets                                            0.80%       0.85%
------------------------------------------------------------================

(1)   Reclassified to conform to the 1999 presentation.
(2)   Excludes restructuring-related items.
--------------------------------------------------------------------------------

Mortgage Banking -- which originates and services mortgages and student loans for customers across North America -- reported core income of $231 million in 1999, up $19 million or 9% from 1998, reflecting growth in student loans and credit improvement in the mortgage portfolio. Net income of $206 million in 1998 included restructuring-related items of $6 million ($9 million pretax).

The acquisition of the principal operating assets and certain liabilities of Source One Mortgage Services Corporation (Source One) in April 1999 added approximately $25 billion to the mortgage servicing/subservicing portfolio.

As shown in the following table, Mortgage Banking accounts, loans, and mortgage originations increased in 1999, including the effect of the Source One acquisition. Excluding Source One, mortgage originations declined reflecting the industry-wide slowdown in mortgage refinancing activity in the second half of 1999.

In billions of dollars                                          1999        1998
--------------------------------------------------------------------------------
Accounts (in millions)                                           3.4         2.8
Average loans                                                  $27.4       $23.9
Mortgage originations                                           18.3        16.4
---------------------------------------------------------------=================

Revenues, net of interest expense, of $747 million in 1999 grew $128 million or 21% from 1998, reflecting the Source One acquisition and growth in the student loan portfolio. Adjusted operating expenses increased $92 million or 37% in 1999, reflecting the Source One acquisition.

The provision for credit losses of $17 million in 1999 declined from $20 million in 1998. The 1999 net credit loss ratio of 0.16% declined from 0.31% in 1998, and the ratio of loans delinquent 90 days or more of 2.31% declined from 2.44% at December 31, 1998. The declines in the provision, the net credit loss ratio, and the delinquency ratio reflect improvement in the mortgage portfolio. The improvement in mortgage delinquencies was partially offset by higher student loan delinquencies as a result of a statutory increase in the length of time Citicorp must hold delinquent government-guaranteed student loans prior to submitting a claim under the government guarantee.

Cards

In millions of dollars                                    1999          1998 (1)
-----------------------------------------------------------------------------
Total revenues, net of interest expense                 $ 5,729       $ 4,965
Effect of credit card securitization activity             2,269         2,187
                                                        ---------------------
Adjusted revenues, net of interest expense                7,998         7,152
Adjusted operating expenses (2)                           2,886         2,595
Adjusted provision for credit losses (3)                  3,259         3,264
                                                        ---------------------
Core income before taxes                                  1,853         1,293
Income taxes                                                681           485
                                                        ---------------------
Core income                                               1,172           808
Restructuring-related items, after-tax                      (12)           39
                                                        ---------------------
Net income                                              $ 1,184       $   769
--------------------------------------------------------=====================
Average assets (in billions of dollars) (4)                 $28           $28
Return on assets                                           4.23%         2.75%
-----------------------------------------------------------------------------
Excluding restructuring-related items
Return on assets (5)                                       4.19%         2.89%
--------------------------------------------------------=====================

(1)   Reclassified to conform to the 1999 presentation.
(2)   Excludes restructuring-related items.
(3)   Adjusted for the effect of credit card securitization activity.
(4) Adjusted for the effect of credit card securitization activity, managed average assets were $75 billion and $64 billion in 1999 and 1998, respectively.
(5) Adjusted for the effect of credit card securitization activity, the return on managed assets, excluding restructuring-related items, was 1.56% in 1999 and 1.26% in 1998.
--------------------------------------------------------------------------------

Cards -- U.S. bankcards, Canada bankcards, and North America Diners Club -- reported core income of $1.172 billion, up $364 million or 45% from 1998, reflecting significant increases in the U.S. bankcards business, despite competitive pricing pressures. Net income of $1.184 billion in 1999 and $769 million in 1998 included restructuring-related credits in 1999 of $12 million ($18 million pretax) and restructuring charges of $39 million ($58 million pretax) in 1998.

Universal Card Services (UCS), which was acquired in April 1998, contributed approximately $52 million to core income in 1999 compared with a loss of $72 million in 1998.

Risk adjusted margin is a measure of profitability that takes adjusted revenues less managed net credit losses as a percentage of average managed loans, consistent with the goal of matching the revenues generated by the loan portfolio with the credit risk undertaken. As shown in the following table, U.S. bankcards risk adjusted margin of 6.37% increased 27 basis points from 1998.

In billions of dollars                                       1999          1998
-------------------------------------------------------------------------------
Risk adjusted revenues (1)                                   $4.4          $3.6
Risk adjusted margin % (2)                                   6.37%         6.10%
-------------------------------------------------------------==================

(1)   Adjusted revenues less managed net credit losses.
(2)   Risk adjusted revenues as a percentage of average managed loans.
--------------------------------------------------------------------------------

Adjusted revenues, net of interest expense, of $7.998 billion increased $846 million or 12% from 1998, reflecting receivable growth, including acquisitions, higher interchange fee revenues due to sales volume growth and pricing changes, and risk-based pricing actions, offset by changes in portfolio mix and lower spreads. Excluding the effect of UCS and 1999 acquisitions, revenues increased approximately 5%.

As shown in the following table, on a managed basis, the U.S. bankcard portfolio experienced a 15% growth in sales volumes and a 7% increase in receivables, including the effect of portfolio acquisitions. Portfolio acquisitions during 1999 added approximately 1.3 million accounts and $2.6 billion of receivables. Accounts increased only slightly in the year reflecting management initiatives that resulted in the closing of inactive and/or high-risk accounts.

In billions of dollars                                         1999        1998
--------------------------------------------------------------------------------
Accounts (in millions)                                          40.6        40.5
Cards in force (in millions)                                      69          69
Total sales                                                   $162.3      $140.6
End-of-period managed receivables                               74.2        69.6
--------------------------------------------------------------==================

Adjusted operating expenses of $2.886 billion increased $291 million or 11% in 1999, reflecting acquisitions and increased target marketing efforts in U.S. bankcards.

The adjusted provision for credit losses in 1999 was $3.259 billion compared with $3.264 billion in 1998. U.S. bankcards managed net credit losses in 1999 were $3.143 billion and the related loss ratio was 4.56%, compared with $3.123 billion and 5.33% in 1998. U.S. bankcards managed loans delinquent 90 days or more were $1.061 billion or 1.44% at December 31, 1999 compared with $1.001 billion or 1.45% at December 31, 1998. The improvement in the net credit loss ratio reflects declining industry-wide bankruptcy trends and credit risk management initiatives.

CitiFinancial

In millions of dollars                                    1999          1998 (1)
-----------------------------------------------------------------------------
Total revenues, net of interest expense                  $1,619        $1,275
Adjusted operating expenses (2)                             693           574
Provision for credit losses                                 309           350
                                                         --------------------
Core income before taxes                                    617           351
Income taxes                                                225           129
                                                         --------------------
Core income                                                 392           222
Restructuring-related items, after-tax                        2             1
                                                         --------------------
Net income                                               $  390        $  221
---------------------------------------------------------====================
Average assets (in billions of dollars)                     $16           $12
Return on assets                                           2.44%         1.84%
-----------------------------------------------------------------------------
Excluding restructuring-related items
Return on assets                                           2.45%         1.85%
---------------------------------------------------------====================

(1)   Reclassified to conform to the 1999 presentation.
(2)   Excludes restructuring-related items.
--------------------------------------------------------------------------------

CitiFinancial (formerly Consumer Finance Services) includes the consumer lending operations (including secured and unsecured personal loans, real estate-secured loans and consumer goods financing) of CitiFinancial Credit Company (CCC). Also included are related credit insurance services provided through subsidiaries.

Core income was $392 million in 1999, up $170 million or 77% from 1998, reflecting strong receivables growth in all major products, an improved credit environment, and the 1999 acquisition of certain Associates First Capital (Associates) branches. Net receivables at December 31, 1999 reached a record $15.5 billion compared to $11.9 billion at year-end 1998 due to increased business flow at CitiFinancial branches (including portfolio acquisitions), cross-selling of CitiFinancial products through Primerica distribution channels, and the Associates acquisition. The internal growth during 1999 was led by the Primerica generated portfolio, which grew 39% to $4.1 billion. At December 31, 1999, CitiFinancial had 1,174 branches, up from 980 at year-end 1998. The increase in adjusted operating expenses was primarily attributable to the acquisitions.

The average yield on receivables was 14.45% in 1999, down from 14.88% in 1998, reflecting a shift in the portfolio mix towards lower yielding, higher quality real estate loans, particularly first mortgage loans. At December 31,1999, the portfolio consisted of 58% real-estate secured loans, 34% personal loans and 8% sales finance and other compared to 56% real-estate secured loans, 36% personal loans and 8% sales finance and other at December 31, 1998.

The provision for credit losses was $309 million in 1999 compared to $350 million in 1998, reflecting the continued strong credit environment. The net credit loss ratio of 2.18% in 1999 was down from 2.74% in 1998 and loans delinquent 90 days or more were $203 million or 1.31% in 1999 compared to $172 million or 1.44% in 1998.

International Consumer

Europe, Middle East & Africa

In millions of dollars                                    1999          1998 (1)
-----------------------------------------------------------------------------
Total revenues, net of interest expense                  $2,335        $2,143
Adjusted operating expenses (2)                           1,513         1,476
Provision for credit losses                                 300           296
                                                         --------------------
Core income before taxes                                    522           371
Income taxes                                                195           146
                                                         --------------------
Core income                                                 327           225
Restructuring-related items, after-tax                       15           125
                                                         --------------------
Net income                                               $  312        $  100
---------------------------------------------------------====================
Average assets (in billions of dollars)                     $22           $22
Return on assets                                           1.42%         0.45%
-----------------------------------------------------------------------------
Excluding restructuring-related items
Return on assets                                           1.49%         1.02%
---------------------------------------------------------====================

(1)   Reclassified to conform to the 1999 presentation.
(2)   Excludes restructuring-related items.
--------------------------------------------------------------------------------

Europe, Middle East & Africa (EMEA - including India and Pakistan) -- which provides banking, lending and investment services, including credit and charge cards, to customers throughout the region -- reported core income of $327 million in 1999, up $102 million or 45% from 1998, reflecting growth across the region, particularly Germany, and a $16 million ($25 million pretax) gain related to an investment in an affiliate. Net income of $312 million in 1999 and $100 million in 1998 included restructuring-related items of $15 million ($23 million pretax) and $125 million ($239 million pretax), respectively.

The net effect in 1999 of foreign currency translation reduced revenue and expense growth by approximately 3 and 4 percentage points, respectively; however the impact on core income was minimal.

As shown in the following table, EMEA reported 8% account growth in 1999 primarily reflecting loan growth, including credit cards. However, loans and customer deposits were reduced by the effect of foreign currency translation.

In billions of dollars                                          1999        1998
--------------------------------------------------------------------------------
Accounts (in millions)                                          11.1        10.2
Average customer deposits                                      $17.0       $17.3
Average loans                                                   16.9        16.3
---------------------------------------------------------------=================

Revenues, net of interest expense, of $2.335 billion in 1999 grew $192 million or 9% from 1998 reflecting loan growth, improved spreads, higher insurance and investment product fees, and the $25 million gain associated with an investment in an affiliate. Adjusted operating expenses increased $37 million or 3% in 1999. Excluding the effect of foreign currency translation, expenses reflect higher business volumes and costs associated with franchise growth in Central and Eastern Europe.

The provision for credit losses in 1999 was $300 million, compared to $296 million in 1998. The net credit loss ratio of 1.67% in 1999 declined from 1.70% in 1998, and loans delinquent 90 days or more were $914 million or 5.33% at December 31, 1999, down from $955 million or 5.46% at December 31, 1998.

Asia Pacific

In millions of dollars                                    1999          1998 (1)
-----------------------------------------------------------------------------
Total revenues, net of interest expense                  $2,248        $1,849
Adjusted operating expenses (2)                           1,194           976
Provision for credit losses                                 345           251
                                                         --------------------
Core income before taxes                                    709           622
Income taxes                                                266           239
                                                         --------------------
Core income                                                 443           383
Restructuring-related items, after-tax                       13            64
                                                         --------------------
Net income                                               $  430        $  319
---------------------------------------------------------====================
Average assets (in billions of dollars)                     $31           $28
Return on assets                                           1.39%         1.14%
-----------------------------------------------------------------------------
Excluding restructuring-related items
Return on assets                                           1.43%         1.37%
---------------------------------------------------------====================

(1)   Reclassified to conform to the 1999 presentation.
(2)   Excludes restructuring-related items.
--------------------------------------------------------------------------------

Asia Pacific (including Japan and Australia) -- which provides banking, lending and investment services, including credit and charge cards, to customers throughout the region -- reported core income of $443 million in 1999, up $60 million or 16% from 1998, reflecting business growth and expansion as the region rebounds from weak 1998 results. Net income of $430 million in 1999 and $319 million in 1998 included restructuring-related items of $13 million ($22 million pretax) and $64 million ($83 million pretax), respectively.

Strengthening currencies across the region resulted in net foreign currency translation effects that increased core income by approximately $10 million in 1999, and revenue growth and expense growth were increased by approximately 5 and 6 percentage points, respectively.

As shown in the following table, Asia Pacific accounts grew 21% in 1999, reflecting significant increases in Japan, growth in the Cards business across the region, and economic stabilization in most countries.

In billions of dollars                                          1999        1998
--------------------------------------------------------------------------------
Accounts (in millions)                                           9.2         7.6
Average customer deposits                                      $42.1       $36.1
Average loans                                                   23.3        20.2
---------------------------------------------------------------=================

Revenues, net of interest expense, of $2.248 billion increased $399 million or 22% from 1998 reflecting strong performance in Japan and business volume growth and higher spreads in most other countries. Adjusted operating expenses of $1.194 billion increased $218 million or 22% from 1998 reflecting higher marketing spending across the region and costs associated with new branches and additional product offerings, particularly in Japan.

The provision for credit losses in 1999 of $345 million increased from $251 million in 1998. The net credit loss ratio was 1.28% in 1999, up from 1.12% in 1998, and loans delinquent 90 days or more were $453 million or 1.80% at December 31, 1999, down from $498 million or 2.28% at December 31, 1998. The increases in the provision and the net credit loss ratio from 1998 primarily reflect increases in Taiwan and Hong Kong; however, the delinquency ratio declined in 1999 reflecting the economic stabilization across the region.

Latin America

In millions of dollars                                    1999          1998 (1)
-----------------------------------------------------------------------------
Total revenues, net of interest expense                  $1,983        $1,598
Adjusted operating expenses (2)                           1,193         1,068
Provision for credit losses                                 447           265
                                                         --------------------
Core income before taxes                                    343           265
Income taxes                                                115           105
                                                         --------------------
Core income                                                 228           160
Restructuring-related items, after-tax                       27            67
                                                         --------------------
Net income                                               $  201        $   93
---------------------------------------------------------====================
Average assets (in billions of dollars)                     $14           $12
Return on assets                                           1.44%         0.78%
-----------------------------------------------------------------------------
Excluding restructuring-related items
Return on assets                                           1.63%         1.33%
---------------------------------------------------------====================

(1)   Reclassified to conform to the 1999 presentation.
(2)   Excludes restructuring-related items.
--------------------------------------------------------------------------------

Latin America - which provides banking, lending and investment services, including credit and charge cards, to customers throughout the region - reported core income of $228 million in 1999, up $68 million or 43% from 1998, reflecting an increase in earnings from Credicard, a 33%-owned Brazilian Card affiliate, and the effect of certain acquisitions, partially offset by a higher provision for credit losses. Net income of $201 million in 1999 and $93 million in 1998 included restructuring-related items of $27 million ($42 million pretax) and $67 million ($88 million pretax), respectively.

The Brazilian currency devaluation in the beginning of 1999 significantly contributed to foreign currency translation effects that reduced core income by approximately $34 million. Foreign currency translation effects reduced revenue and expense growth by approximately 10 and 7 percentage points, respectively.

As shown in the following table, Latin America experienced strong business volume growth in 1999, including the effect of acquisitions. Average loan growth of 1% was reduced by credit risk management initiatives. Customer deposit growth also reflects a "flight to quality" in the region.

In billions of dollars                                          1999        1998
--------------------------------------------------------------------------------
Accounts (in millions)                                           8.8         7.3
Average customer deposits                                      $13.5       $10.2
Average loans                                                    7.9         7.8
---------------------------------------------------------------=================

Revenues, net of interest expense, of $1.983 billion increased $385 million or 24% from 1998 reflecting acquisitions in the region and increased earnings from Credicard. Adjusted operating expenses of $1.193 billion increased $125 million or 12% from 1998 reflecting acquisitions in the region. Efficiency efforts in 1999 contributed to a 3% decline in expenses excluding the effect of acquisitions and foreign currency translation.

The provision for credit losses of $447 million in 1999 increased from $265 million in 1998. The net credit loss ratio was 5.30% in 1999, up from 3.07% in 1998, and loans delinquent 90 days or more of $320 million or 4.10% at December 31, 1999 increased from $288 million or 3.60% at December 31, 1998. The increases in the provision and the net credit loss ratio from 1998 reflect economic conditions in the region, particularly in Argentina and Chile, and the effect of recent acquisitions.

e-Citi

In millions of dollars                                     1999         1998 (1)
----------------------------------------------------------------------------
Total revenues, net of interest expense                   $ 233        $ 149
Adjusted operating expenses (2)                             527          378
Provision for credit losses                                   5            3
                                                          ------------------
Loss before tax benefits                                   (299)        (232)
Income tax benefits                                        (120)         (91)
                                                          ------------------
Loss                                                       (179)        (141)
Restructuring-related items, after-tax                       --            2
                                                          ------------------
Net loss                                                  ($179)       ($143)
----------------------------------------------------------==================

(1)   Reclassified to conform to the 1999 presentation.
(2)   Excludes restructuring-related items.
--------------------------------------------------------------------------------

e-Citi -- the business responsible for developing and implementing the Company's Internet financial services products and e-commerce solutions -- reported losses before restructuring-related items of $179 million in 1999, compared to $141 million in 1998. The net loss of $143 million in 1998 included restructuring-related items of $2 million ($3 million pretax).

Revenues, net of interest expense, were $233 million in 1999, up from $149 million in 1998, reflecting business volume increases in certain electronic banking services. Adjusted operating expenses of $527 million increased from $378 million in 1998, reflecting continued investment in Internet-based and other electronic financial services as well as other e-commerce solutions and volume increases associated with electronic banking services.

Other Consumer

In millions of dollars                                     1999         1998 (1)
----------------------------------------------------------------------------
Total revenues, net of interest expense                   $ 115        $ 107
Adjusted operating expenses (2)                             233          230
                                                          ------------------
Loss before tax benefits                                   (118)        (123)
Income tax benefits                                         (38)         (44)
                                                          ------------------
Loss                                                        (80)         (79)
Restructuring-related items, after-tax                       12           --
                                                          ------------------
Net loss                                                  ($ 92)       ($ 79)
----------------------------------------------------------==================

(1)   Reclassified to conform to the 1999 presentation.
(2)   Excludes restructuring-related items.
--------------------------------------------------------------------------------

Other Consumer -- which includes certain treasury and insurance operations and global marketing and other programs -- reported losses before restructuring-related items of $80 million in 1999, compared with a $79 million loss in 1998, reflecting higher costs associated with global distribution initiatives and lower treasury results reflecting the higher interest rate environment, offset by lower marketing costs, reduced staff levels, and higher insurance earnings. The net loss of $92 million in 1999 included restructuring-related items of $12 million ($19 million pretax).

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

The table below summarizes delinquency and net credit loss experience in both the managed and on-balance sheet loan portfolios in terms of loans 90 days or more past due, net credit losses, and as a percentage of related loans.

Consumer Loan Delinquency Amounts, Net Credit Losses, and Ratios

                                               Total           90 Days or         Average
                                               Loans        More Past Due (1)      Loans     Net Credit Losses (1)
                                              --------------------------------------------------------------------
In millions of dollars, except
loan amounts in billions                        1999        1999        1998        1999        1999       1998
------------------------------------------------------------------------------------------------------------------
Citibanking North America                     $   7.4     $    55     $    93     $   7.6     $    90    $   106
Ratio                                                        0.75%       1.20%                   1.18%      1.34%

Mortgage Banking                                 30.1         696         625        27.4          43         75
Ratio                                                        2.31%       2.44%                   0.16%      0.31%

U.S. Bankcards                                   73.7       1,061       1,001        69.0       3,143      3,123
Ratio                                                        1.44%       1.45%                   4.56%      5.33%

Other Cards                                       2.2          30          28         2.4          87         79
Ratio                                                        1.38%       1.23%                   3.70%      3.51%

CitiFinancial                                    15.5         203         172        13.6         295        291
Ratio                                                        1.31%       1.44%                   2.18%      2.74%

Europe, Middle East & Africa                     17.2         914         955        16.9         281        277
Ratio                                                        5.33%       5.46%                   1.67%      1.70%

Asia Pacific                                     25.1         453         498        23.3         298        227
Ratio                                                        1.80%       2.28%                   1.28%      1.12%

Latin America                                     7.8         320         288         7.9         419        239
Ratio                                                        4.10%       3.60%                   5.30%      3.07%

Citibank Private Bank (2)                        22.4         120         193        19.2          19          5
Ratio                                                        0.54%       1.14%                   0.10%      0.03%

Other                                             0.8           3           2         0.9           5          3

------------------------------------------------------------------------------------------------------------------
Total managed                                   202.2       3,855       3,855       188.2       4,680      4,425
Ratio                                                        1.91%       2.12%                   2.49%      2.70%
------------------------------------------------------------------------------------------------------------------
Securitized credit card receivables             (49.0)       (725)       (658)      (46.9)     (2,159)    (2,053)
Loans held for sale                              (4.5)        (32)        (38)       (5.2)       (110)      (134)
------------------------------------------------------------------------------------------------------------------
Total loans                                   $ 148.7     $ 3,098     $ 3,159     $ 136.1     $ 2,411    $ 2,238
Ratio                                                        2.08%       2.39%                   1.77%      1.82%
----------------------------------------------====================================================================

(1) The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.
(2) Citibank Private Bank results are reported as part of the Global Investment Management and Private Banking segment.
--------------------------------------------------------------------------------

Consumer Loan Balances, Net of Unearned Income

                                             End of Period          Average
                                           ----------------    ----------------
In billions of dollars                       1999      1998      1999      1998
-------------------------------------------------------------------------------
Managed                                    $202.2    $181.6    $188.2    $163.8
Securitized credit card receivables         (49.0)    (44.3)    (46.9)    (36.5)
Loans held for sale                          (4.5)     (5.0)     (5.2)     (4.6)
                                           ------------------------------------
On-balance sheet                           $148.7    $132.3    $136.1    $122.7
-------------------------------------------====================================

Total delinquencies 90 days or more past due in the managed portfolio were $3.9 billion with a related delinquency ratio of 1.91% at December 31, 1999, compared with $3.9 billion or 2.12% at December 31, 1998. Total managed net credit losses in 1999 were $4.7 billion and the related loss ratio was 2.49%, compared with $4.4 billion and 2.70% in 1998. For a discussion on trends by business, see business discussions on pages 11-19.

Citicorp's allowance for credit losses of $6.7 billion is available to absorb all probable credit losses inherent in the portfolio. For analytical purposes only, the portion of Citicorp's allowance for credit losses attributed to the consumer portfolio was $3.4 billion as of December 31, 1999, up from $3.3 billion as of December 31, 1998. The allowance as a percentage of loans on the balance sheet was 2.31% as of December 31, 1999, down from 2.50% at December 31, 1998, reflecting improved credit performance in the portfolio. The attribution of the allowance is made for analytical purposes only and may change from time to time.

In millions of dollars                                        1999        1998
-------------------------------------------------------------------------------
Allowance for credit losses                                  $3,435      $3,310
As a percentage of total consumer loans                        2.31%       2.50%
-------------------------------------------------------------==================

Global Consumer Outlook

The statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 29.

In 2000, Citicorp will adopt the Federal Financial Institutions Examination Council's (FFIEC) revised Uniform Retail Credit Classification and Account Management Policy. The policy provides guidance on the reporting of delinquent consumer loans and the timing of associated credit charge-offs for Citicorp's financial institution subsidiaries. The revised policy is not expected to have a material effect on financial results, since Citicorp maintains adequate reserves for probable credit losses inherent in its loan portfolios. However, net credit losses, delinquencies and the related ratios may increase from 1999 levels as a result of portfolio growth, global economic conditions, and the credit performance of the portfolios, including bankruptcies.

North America

Citibanking North America. 1999 was a year of major transformation and success. The business significantly changed its expense structure, reducing operating expenses by $334 million or 20%. Citibanking invested in training and licensing programs and implemented new compensation programs to enable and motivate associates to sell a full range of financial products that meet clients' needs. By the end of 1999, the majority of sales associates became licensed and Citibanking introduced Citipro, a complimentary financial analysis to assess clients' financial needs and recommend appropriate financial products to meet those needs. This new sales strategy and culture has accelerated revenue growth through increased sales of banking products and higher investment product fees. As a result, revenues grew 11% in the second half of 1999 as compared to 3% in the first half of 1999. Revenue growth in 2000 is expected to exceed the growth experienced in 1999.

Mortgage Banking. In 1999, Mortgage Banking, which includes the student loan business, expanded its product set and geographic presence through the acquisition of Source One and distribution through Citigroup affiliates. Continued growth is expected in 2000 through improved returns on the mortgage servicing portfolio, expanded Internet and cross-sell opportunities, and the introduction of new lending products. Student loan growth will be driven by increased presence in the wholesale business and Internet lending.

Cards. The Cards business delivered outstanding performance in 1999 within a challenging business environment, led by growth in receivables and sales volume and improved risk adjusted margins despite competitive pressures. Additionally, the business successfully executed two portfolio acquisitions in the year. As a result, the business is moving into 2000 with solid momentum. While competitive pressures will continue, the business will leverage its size in meeting the needs of existing customers and gain wallet share by continuing to grow existing profitable relationships and testing new value propositions and channels, including the Internet. Further, Cards will meet its customers' broader needs through cross-selling and financial facilitation opportunities that will provide for continued business growth. Improved credit performance significantly contributed to earnings growth in 1999. Credit performance is not expected to improve further in 2000 and credit costs and delinquencies may increase from 1999 levels as a result of the economic environment and continued business growth.

CitiFinancial. During 1999, CitiFinancial acquired operations in Florida that had access to significant correspondent and broker networks, as well as purchased approximately 200 branches. CitiFinancial is also pursuing other sources of new volume through its affiliates within Citigroup. In addition, the number of competitors in consumer finance lending has changed over the past few years. CitiFinancial believes that the industry will continue to consolidate and this may present an opportunity to grow via acquisitions both domestically and internationally.

Utilizing the existing and recently acquired new channels, CitiFinancial expects continued growth in 2000. CitiFinancial believes that its secured lending products will produce above average returns should interest rates continue to rise. Increases in interest rates could possibly have an adverse effect on the economy. Credit losses are expected to increase modestly in 2000 given that they were at historical lows in 1999.

International Consumer

Europe, Middle East & Africa. The newly unified Europe represents a large market whose size and strong demographic characteristics rival that of the U.S. Additional growth opportunity comes from the developing markets of Central and Eastern Europe where an emerging middle class is expected to fuel the demand for financial services. In 2000, the region will focus on the development of Internet banking and investment products, including e-brokerage services. Not unlike the U.S., as the social reforms take hold, an increasing recognition on the part of consumers that they will need to fund their own retirements is fueling a substantial investment product opportunity. Although the EMU represents great opportunity, the challenges are substantial. A single market requires pan-European product offerings, brings increased competition, and creates a greater ability on the part of consumers to comparison shop across borders. Citigroup's strengths in distribution and consistent global advertising and marketing efforts will provide a strong platform to expand beyond the current European presence.

Asia Pacific. Asia's economic crisis has highlighted the need for a deep, rapid restructuring of the banking industry across the region. 1999 was one of the industry's most challenging years on record. Local banks consolidated, competition intensified with the growing presence of foreign banks and non-bank financial institutions, and market dynamics changed due to structural shifts, including the rapid development of the Internet across Asia. In 1999, the business embarked on a number of strategic cost management initiatives to support a strengthened franchise. Both revenues and earnings experienced healthy growth in 1999. Asia's economic recovery is expected to broaden in 2000. As a result of the economic outlook and the business momentum built in 1999, Asia Pacific is well positioned in 2000 for continued franchise growth.

Latin America. The region experienced deteriorating economic conditions during 1999 in many of its countries, which resulted in contracting Gross Domestic Product, currency volatility, and a difficult credit environment. The macroeconomic outlook is expected to remain challenging in 2000, with most countries returning to only modest growth. The business will focus its growth on less risky products and population segments, and continue to implement operating expense reduction programs. Tight controls on loan underwriting and collections implemented in 1999, coupled with a moderately improved economic climate in 2000, should result in improved credit performance.

GLOBAL CORPORATE BANK

In millions of dollars                                    1999          1998 (1)
-----------------------------------------------------------------------------
Total revenues, net of interest expense                  $8,410        $7,546
Adjusted operating expenses (2)                           5,076         5,185
Provision for credit losses                                 348           394
                                                         --------------------
Core income before taxes                                  2,986         1,967
Income taxes                                              1,110           729
                                                         --------------------
Core income                                               1,876         1,238
Restructuring-related items, after-tax                       22           137
                                                         --------------------
Net income                                               $1,854        $1,101
---------------------------------------------------------====================
Average assets (in billions of dollars)                    $163          $170
Return on assets                                           1.14%         0.65%
-----------------------------------------------------------------------------
Excluding restructuring-related items
Return on assets                                           1.15%         0.73%
---------------------------------------------------------====================

(1)   Reclassified to conform to the 1999 presentation.
(2)   Excludes restructuring-related items.
--------------------------------------------------------------------------------

Citicorp's Global Corporate Bank serves corporations, financial institutions, governments, investors, and other participants in capital markets throughout the world and consists of Emerging Markets and Global Relationship Banking (GRB).

Emerging Markets provides a wide array of banking products and services to multinational and large and emerging local corporations in 78 emerging market countries. GRB focuses on providing banking, capital markets, and transaction processing services to large multinational companies in 22 developed countries and to their subsidiaries around the world.

Global Corporate Bank core income in 1999 was $1.876 billion, up $638 million or 52% from 1998. In 1999, Emerging Markets core income was $1.190 billion, up $442 million or 59% from 1998, while GRB core income was $686 million, up $196 million or 40% from 1998. The results reflect a rebound from 1998 economic turmoil, strong 1999 revenues, improved Emerging Markets' credit and lower GRB expenses. Excluding the 1998 Russia-related losses, Emerging Markets core income growth was due to strong revenue growth in Latin America and an improved credit outlook that resulted in a lower provision for credit losses. Excluding the 1998 global economic turmoil, GRB core income growth was primarily due to lower expenses and strong structured products and global equities revenues.

Net income of $1.854 billion in 1999 and $1.101 billion in 1998 included net restructuring-related items of $22 million ($35 million pretax) and $137 million ($214 million pretax), respectively. The 1999 net restructuring-related items primarily include additional severance charges and accelerated depreciation related to the continuing implementation of the 1998 restructuring initiatives. The 1998 restructuring initiatives are designed to realize synergies and operating efficiencies arising from the Citicorp and Travelers merger. The savings will come from both Emerging Markets and GRB as the businesses rationalize their presence in countries with multiple operations with Salomon Smith Barney (SSB), a subsidiary of Citigroup, consolidate Citibank and SSB locations, integrate trading platforms, and exit non-strategic businesses. See
Note 12 of Notes to Consolidated Financial Statements.

Emerging Markets

In millions of dollars                                    1999          1998 (1)
-----------------------------------------------------------------------------
Total revenues, net of interest expense                  $4,327        $3,632
Adjusted operating expenses (2)                           2,068         2,015
Provision for credit losses                                 347           424
                                                         --------------------
Core income before taxes                                  1,912         1,193
Income taxes                                                722           445
                                                         --------------------
Core income                                               1,190           748
Restructuring-related items, after-tax                       10            50
                                                         --------------------
Net income                                               $1,180        $  698
---------------------------------------------------------====================
Average assets (in billions of dollars)                     $82           $78
Return on assets                                           1.44%         0.89%
-----------------------------------------------------------------------------
Excluding restructuring-related items
Return on assets                                           1.45%         0.96%
---------------------------------------------------------====================

(1)   Reclassified to conform to the 1999 presentation.
(2)   Excludes restructuring-related items.
--------------------------------------------------------------------------------

Emerging Markets core income totaled $1.190 billion in 1999, up $442 million or 59% from 1998, reflecting Russia-related losses in 1998 and strong 1999 revenue growth in Latin America, along with an improved credit outlook that resulted in a lower provision for credit losses. In Asia (including Australia and New Zealand but excluding Japan and the Indian subcontinent), improved net write-offs and lower expenses offset revenue declines from lower trading activity. Net income of $1.180 billion and $698 million in 1999 and 1998, respectively, included restructuring-related items of $10 million ($17 million pretax) and $50 million ($73 million pretax), respectively.

Revenues, net of interest expense, of $4.327 billion grew $695 million or 19% compared with 1998, reflecting double-digit growth in loan product revenues, structured products revenues and trade services and an $86 million improvement in trading-related revenues. Revenue growth in 1999 included double-digit growth in Latin America and CEEMEA (Central and Eastern Europe, Middle East and Africa) that was partially offset by a decline in trading-related revenues in Asia.

Revenues attributed to the Embedded Bank and Emerging Local Corporate strategies (Citicorp's plans to gain market share in selected emerging market countries), together with new franchises, grew 30% in 1999. These revenues accounted for 7% of the Emerging Markets revenues in both 1999 and 1998. Revenues in the Emerging Markets business that were attributable to business from multinational companies managed jointly with GRB grew 18% in 1999. These revenues accounted for approximately 28% of total Emerging Markets revenues in both 1999 and 1998.

Adjusted operating expenses in 1999 were well controlled, increasing $53 million or 3% to $2.068 billion as investment spending to gain market share in selected emerging market countries and volume growth were essentially funded by savings from the 1997 and 1998 restructuring actions and other expense initiatives.

The provision for credit losses totaled $347 million in 1999, down $77 million compared with 1998. The decrease in 1999 was primarily attributable to lower net write-offs in Russia and Asia, partially offset by an increase in Latin America, as well as an overall improved credit outlook that resulted in a lower provision for credit losses. Cash-basis loans at December 31, 1999 and 1998 were $1.044 billion and $1.062 billion. The 1999 balance reflected decreases in Asia partially offset by increases in Latin America.

Average assets of $82 billion in 1999 rose $4 billion or 5% from 1998 reflecting growth across all regions. The growth was concentrated in the loan portfolio and structured products.

Global Relationship Banking

In millions of dollars                                      1999       1998 (1)
----------------------------------------------------------------------------
Total revenues, net of interest expense                    $4,083     $3,914
Adjusted operating expenses (2)                             3,008      3,170
Provision (benefit) for credit losses                           1        (30)
                                                           -----------------
Core income before taxes                                    1,074        774
Income taxes                                                  388        284
                                                           -----------------
Core income                                                   686        490
Restructuring-related items, after-tax                         12         87
                                                           -----------------
Net income                                                 $  674     $  403
-----------------------------------------------------------=================
Average assets (in billions of dollars)                       $81        $92
Return on assets                                             0.83%      0.44%
----------------------------------------------------------------------------
Excluding restructuring-related items
Return on assets                                             0.85%      0.53%
-----------------------------------------------------------=================

(1)   Reclassified to conform to the 1999 presentation.
(2)   Excludes restructuring-related items.
--------------------------------------------------------------------------------

Core income from Global Relationship Banking in North America, Europe, and Japan was $686 million in 1999, up $196 million or 40% from 1998, primarily reflecting current year revenue growth, prior year economic turmoil and lower expenses. Net income of $674 million and $403 million in 1999 and 1998, respectively, included restructuring-related items of $12 million ($18 million pretax) and $87 million ($141 million pretax), respectively.

Revenues, net of interest expense, in 1999 of $4.083 billion increased $169 million or 4% from 1998. Revenues in 1998 included losses attributable to global economic turmoil as well as gains related to the disposition of real estate investments. Excluding these items, the 1999 results reflect growth in structured products, global equities and transaction services, partially offset by a decline in loan portfolio revenues.

Adjusted operating expenses were $3.008 billion in 1999, down $162 million or 5% from 1998. The decline in expenses from 1998 to 1999 was primarily the result of decreased costs related to the year 2000 and the EMU, coupled with restructuring actions and business integration initiatives with SSB.

The provision for credit losses was $1 million in 1999 compared to net benefits of $30 million in 1998. Net benefits in 1998 were primarily the result of real estate recoveries partially offset by write-offs resulting from the financial market turmoil in Russia.

Cash-basis loans at December 31, 1999 and 1998 were $304 million and $268 million, respectively, while the other real estate owned portfolio totaled $156 million and $235 million, respectively. The increase in cash-basis loans in 1999 was due to an increase in North America partially offset by improvements in the real estate portfolio. The improvement in other real estate owned in 1999 was primarily related to the real estate portfolio.

Average assets of $81 billion in 1999 declined $11 billion or 12% from 1998, primarily reflecting the transfer of certain fixed income businesses to SSB.

Commercial Portfolio Review

Commercial loans are identified as impaired and placed on a nonaccrual basis when it is determined that the payment of interest or principal is doubtful of collection or when interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection. Impaired commercial loans are written down to the extent that principal is judged to be uncollectible. Impaired collateral-dependent loans are written down to the lower of cost or collateral value. The following table summarizes commercial cash-basis loans and net credit losses (recoveries). For a discussion of trends by business, see the business discussions on pages 23-24.

In millions of dollars                                         1999       1998
-------------------------------------------------------------------------------
Commercial cash-basis loans at year-end
   Emerging Markets                                           $1,044     $1,062
   Global Relationship Banking                                   304        268
                                                              -----------------
Total Global Corporate Bank                                    1,348      1,330
Investment Activities                                             14         13
                                                              -----------------
Total commercial cash-basis loans                             $1,362     $1,343
--------------------------------------------------------------=================
Net credit losses (recoveries)
   Emerging Markets                                           $  406     $  446
   Global Relationship Banking                                     1        (30)
                                                              -----------------
Total Global Corporate Bank                                      407        416
Investment Activities                                             --        (10)
                                                              -----------------
Total net credit losses                                       $  407     $  406
--------------------------------------------------------------=================

Citicorp's allowance for credit losses of $6.7 billion is available to absorb all probable credit losses inherent in the portfolio. For analytical purposes only, the portion of Citicorp's allowance for credit losses attributed to the commercial portfolio was $3.2 billion at December 31, 1999 compared to $3.3 billion at December 31, 1998. The decline in the allowance in 1999 primarily reflected an improved credit outlook in Emerging Markets.

In millions of dollars at year-end                          1999          1998
-------------------------------------------------------------------------------
Commercial allowance for credit losses                     $3,244        $3,307
As a percentage of total commercial loans                    3.35%         3.76%
-----------------------------------------------------------====================

Global Corporate Bank Outlook

The statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 29.

The businesses of Global Corporate Bank are significantly affected by the levels of activity in the global capital markets which, in turn, are influenced by macroeconomic and political policies and developments, among other factors, in the 100 countries and territories in which the businesses operate. Global economic events can have both positive and negative effects on the revenue performance of the businesses and can negatively affect credit performance. In particular, levels of trading-related revenues, securities transactions, and net asset gains may fluctuate in the future as a result of market and asset-specific factors.

Losses on commercial lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly defined business or loan type.

In 1998, the global capital markets experienced economic turmoil not seen in at least a decade, as currency crises sparked economic turmoil that began in Asia Pacific and spread to Russia and, in early 1999, to Latin America. In response to the turmoil, the businesses undertook a number of initiatives to mitigate the negative effects of global instability. Risk management is a priority with the goal of deriving a higher percentage of earnings from controllable business operations.

Investments are expected to continue in 2000 to expand CitiDirect, which gives clients Internet-based access to cash management and trade capabilities, and CitiFX Interactive, an online tool for foreign exchange services.

GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING

In millions of dollars                                    1999          1998 (1)
-----------------------------------------------------------------------------
Total revenues, net of interest expense                  $1,560        $1,478
Adjusted operating expenses (2)                           1,128         1,062
Provision for credit losses                                  12             5
                                                         --------------------
Core income before taxes                                    420           411
Income taxes                                                156           155
                                                         --------------------
Core income                                                 264           256
Restructuring-related items, after-tax                       (2)           52
                                                         --------------------
Net income                                               $  266        $  204
---------------------------------------------------------====================

(1)   Reclassified to conform to the 1999 presentation.
(2)   Excludes restructuring-related items.
--------------------------------------------------------------------------------

The Global Investment Management and Private Banking group is comprised of Citibank Global Asset Management and the Citibank Private Bank. These companies offer a broad range of asset management products and services from global investment centers around the world, including mutual funds, closed-end funds, managed accounts, and personalized wealth management services to institutional, high net worth, and retail clients.

Global Investment Management and Private Banking core income in 1999 of $264 million, up $8 million or 3% from 1998, reflected improving revenue momentum, which outpaced increases in expenses and the provision for credit losses. Revenue growth was primed by the continued growth in managed assets in most sectors, while expense increases were driven by investments in technology, and sales and marketing capabilities. Net income of $266 million in 1999 and $204 million in 1998 included a restructuring-related credit of $2 million ($4 million pretax) and a restructuring-related charge of $52 million ($85 million pretax), respectively.

Asset Management

In millions of dollars                                        1999      1998 (1)
----------------------------------------------------------------------------
Total revenues, net of interest expense                      $ 359     $ 356
Total operating expenses (2)                                   385       348
                                                             ---------------
(Loss) core income before taxes                                (26)        8
Income taxes (benefits)                                        (12)        3
                                                             ---------------
(Loss) core income                                             (14)        5
Restructuring-related items, after-tax                          (1)        9
                                                             ---------------
Net loss                                                     ($ 13)    ($  4)
-------------------------------------------------------------===============
Assets under management (in billions of dollars) (3)         $ 151     $ 141
-------------------------------------------------------------===============

(1)   Reclassified to conform to the 1999 presentation.
(2)   Excludes restructuring-related items.
(3) Includes $31 billion and $34 billion in 1999 and 1998, respectively, for Citibank Private Bank clients.
--------------------------------------------------------------------------------

Citibank Global Asset Management offers institutional, high net worth, and retail clients a broad range of investment disciplines from global investment centers around the world. Products and services offered include mutual funds, closed-end funds, and separately managed accounts. Assets under management totaled $151 billion as of December 31, 1999, up 7% from $141 billion in 1998.

The loss before restructuring-related items of $14 million in 1999 was down $19 million from 1998, primarily reflecting continued investments in research, quantitative, and technology expertise and higher costs associated with building the business' global sales and marketing capabilities. The net losses of $13 million in 1999 and $4 million in 1998 included a restructuring-related credit of $1 million ($2 million pretax) and a restructuring-related charge of $9 million ($15 million pretax), respectively.

Assets under management grew 7% in 1999, with strong growth in the liquidity funds and managed accounts asset categories. Revenues, net of interest expense, increased $3 million or 1% to $359 million in 1999. The increase reflected the broad growth in assets under management and increased performance fees, partially offset by the effects of the Brazil devaluation. Assets under management grew at a faster pace than revenue in 1999 as a result of a larger proportion of the growth occurring in lower yielding liquidity funds.

Adjusted operating expenses of $385 million in 1999 were up $37 million or 11% from $348 million in 1998. The increase primarily reflected continued investments in research, quantitative, and technology expertise (now more than 75% complete) and higher costs associated with building the business' global sales and marketing capabilities.

Citibank Private Bank

In millions of dollars                                               1999       1998 (1)
-------------------------------------------------------------------------------------
Total revenues, net of interest expense                             $1,201     $1,122
Adjusted operating expenses (2)                                        743        714
Provision for credit losses                                             12          5
                                                                    -----------------
Core income before taxes                                               446        403
Income taxes                                                           168        152
                                                                    -----------------
Core income                                                            278        251
Restructuring-related items, after-tax                                  (1)        43
                                                                    -----------------
Net income                                                          $  279     $  208
--------------------------------------------------------------------=================
Average assets (in billions of dollars)                               $ 20       $ 17
Return on assets                                                      1.40%      1.22%
-------------------------------------------------------------------------------------
Excluding restructuring-related items
Return on assets                                                      1.39%      1.48%
--------------------------------------------------------------------=================
Client business volumes under management (in billions of dollars)     $140       $116
--------------------------------------------------------------------=================

(1)   Reclassified to conform to the 1999 presentation.
(2)   Excludes restructuring-related items.
--------------------------------------------------------------------------------

Citibank Private Bank -- which provides personalized wealth management services for high net worth clients around the world -- reported core income in 1999 of $278 million, up $27 million or 11% from 1998, reflecting improving revenue momentum, which outpaced moderate increases in expenses and the provision for credit losses. Net income of $279 million in 1999 and $208 million in 1998 included a restructuring-related credit of $1 million ($2 million pretax) and a restructuring-related charge of $43 million ($70 million pretax), respectively.

Client business volumes under management, which include loans, deposits, and other client assets under management and custody, were $140 billion at the end of the year, up from $116 billion at year-end 1998, reflecting growth in all regions. Business volumes grew in all product lines, led by the custody and lending businesses.

Revenues in 1999 were $1.201 billion, up $79 million or 7% from 1998, reflecting particularly strong growth in the U.S. and Japan. This growth was driven by strong lending and asset management activity, partially offset by lower fees from customer trading-related activities.

Adjusted operating expenses of $743 million in 1999 were up $29 million or 4% from 1998, reflecting increased spending related to growth in the sales force and technology platform development, partially offset by lower employee-related costs associated with restructuring initiatives.

The provision for credit losses for 1999 was $12 million, compared with $5 million in 1998. Net credit losses in 1999 remained at a nominal level of 0.10% of average loans outstanding. Loans 90 days or more past due at year-end were $120 million or 0.54% of total loans outstanding, compared with 1.14% at the end of 1998.

GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING OUTLOOK

The statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 29.

The market for investment management and private banking services is extremely attractive because the "wealth" segment has been growing faster than the overall market, and the prospects for the overall market continue to be positive over the longer term. While competition for this attractive and dynamic market segment is increasing, the global market is highly fragmented with no dominant competitors. This presents Global Investment Management and Private Banking with an extremely attractive business opportunity because it is one of the few providers that can claim to offer a full range of services on a global basis.

CORPORATE/OTHER

In millions of dollars                                             1999     1998 (1)
--------------------------------------------------------------------------------
Total revenues, net of interest expense                           $ 196    ($ 54)
Adjusted operating expenses (2)                                     680      487
                                                                  --------------
Loss before tax benefits                                           (484)    (541)
Income tax benefits                                                (164)    (238)
                                                                  --------------
Loss                                                               (320)    (303)
Restructuring-related items and merger-related costs, after-tax      20       67
                                                                  --------------
Net loss                                                          ($340)   ($370)
------------------------------------------------------------------==============

(1)   Reclassified to conform to the 1999 presentation.
(2)   Excludes restructuring-related items and merger-related costs.
--------------------------------------------------------------------------------

Corporate/Other includes net corporate treasury results, and corporate staff and other corporate expenses.

Revenue increases in 1999 reflect lower funding costs. Expenses in 1999 included certain technology costs associated with year 2000 remediation, partially offset by decreases in corporate staff expenses as a result of headcount reductions in 1999. Expenses in 1998 included a $100 million contribution of appreciated venture capital securities to the Citigroup Foundation, which had minimal impact on Citicorp's earnings after related tax benefits and investment gains. Performance-based options granted in 1998 to a group of key employees vested in 1999 as certain pre-determined price levels were met. All expenses related to these options have been recognized. 1999 and 1998 expenses included $108 million and $70 million, respectively, associated with these performance-based stock options.

The 1999 after-tax restructuring-related items of $20 million primarily included accelerated depreciation charges on the planned disposition of certain premises and equipment assets, in excess of the normal scheduled depreciation on those assets. In 1998, Corporate/Other recorded a $50 million restructuring charge ($26 million after-tax) to streamline and integrate corporate staff functions, as well as a $41 million (before and after-tax) one-time transaction cost associated with administratively closing the Citicorp and Travelers merger.

INVESTMENT ACTIVITIES

In millions of dollars                                        1999      1998 (1)
----------------------------------------------------------------------------
Total revenues, net of interest expense                     $  864    $1,029
Total operating expenses                                        64        50
Benefit for credit losses                                       --       (10)
                                                            ----------------
Income before taxes                                            800       989
Income taxes                                                   277       332
                                                            ----------------
Net income                                                  $  523    $  657
------------------------------------------------------------================

(1)   Reclassified to conform to the 1999 presentation.
--------------------------------------------------------------------------------

Investment Activities comprises Citicorp's venture capital activities, securities transactions related to certain corporate-related investments, and the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature.

Revenues in 1999 of $864 million declined $165 million or 16% from 1998, primarily reflecting a decline in securities transactions from sales of Brady bonds, partially offset by an increase in venture capital results and realized investment gains on certain corporate-related investments. Revenues in 1999 and 1998 included net gains (write-downs) of ($14) million and $29 million, respectively, related to investments in Latin America.

Levels of venture capital revenues and securities transactions may fluctuate in the future as a result of market and asset-specific factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 29.

YEAR 2000

Reflecting the work done around the world to complete Citicorp's year 2000 program, the Company's computer systems and business processes successfully handled the date change from December 31, 1999 to January 1, 2000. The Company is not aware of any significant year 2000 problems encountered internally or with the third parties with which it interfaces, including customers and counterparties, the global financial market infrastructure, and the utility infrastructure on which all corporations rely.

Based on operations since January 1, 2000, Citicorp does not expect any significant impact to its ongoing business as a result of the year 2000 issue. However, it is possible that the full impact of year 2000 issues has not been fully recognized, and no assurances can be given that year 2000 problems will not emerge.

The pretax cost associated with the required systems modifications and conversions totaled approximately $740 million, including approximately $250 million in 1999. Citicorp had previously estimated the cost at approximately $720 million. The cost was funded from a combination of a reprioritization of technology development initiatives and incremental costs and was expensed as incurred.

The Company's expectations with respect to year 2000 issues constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" below.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Many of these statements appear under the heading "Global Consumer Outlook," "Global Corporate Bank Outlook," and "Global Investment Management and Private Banking Outlook." The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could". These forward-looking statements involve risks and uncertainties including, but not limited to global economic conditions, portfolio growth, the credit performance of the portfolios, and seasonal factors; changes in general economic conditions, including the performance of global financial markets, prevailing inflation and interest rates, realized gains from sales of investments, gains from asset sales, and losses on commercial lending activities; results of various Investment Activities; the effects of competitors' pricing policies, of changes in laws and regulations on competition, and of demographic changes on target market populations' savings and financial planning needs; the resolution of legal proceedings and related matters; the actual cost of year 2000-related claims, if any; and the Company's success in managing the costs associated with the expansion of existing distribution channels and developing new ones, and in realizing increased revenues from such distribution channels, including cross-selling initiatives and electronic commerce-based efforts.

MANAGING GLOBAL RISK

Citicorp manages its global risk exposures using Citigroup's Windows on Risk process. The Windows on Risk process has three major components: an assessment of the global external environment, drawing on our own knowledge and frequently on the knowledge of outside experts; an assessment of the corporation's exposures in terms of different risk windows, with special focus on potentially material risks to Citicorp; and decisions on desired corporate exposure levels and determination of follow-up actions required to adjust exposure.

The review of the external environment encompasses the outlook for major country and regional economies; significant consumer markets and global industries; potential near-term critical economic and political events; and the implications of potential unfavorable developments as they relate to specific businesses.

The review is intended to provide Citicorp with a view of the environment in which it operates and of the risks inherent in its businesses. Based on this review, senior management formulates recommendations and assigns responsibility for recommended actions.

The Credit Risk Management Process

Line management conducts the day-to-day credit process in accordance with core policies established by the Citigroup Credit Policy Committee which are guided by the overall risk appetite and portfolio targets set by senior management. Line management initiates and approves all extensions of credit and is responsible for credit quality. Line managers must also establish supplementary credit policies specific to each business, deploy the credit talent needed, and monitor portfolio and process quality. The managers are required to identify problem credits or programs as they develop, and to correct deficiencies as needed through remedial management. Audit and Risk Review conducts independent periodic examinations of both portfolio quality and the credit process at the individual business level.

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

Citicorp manages its credit exposure on derivative and foreign exchange instruments as part of the overall extension of credit to individual customer relationships, subject to the same credit approvals, limits, and monitoring procedures used for other activities. The extension of credit in a derivative or foreign exchange contract is the loss that could result if the counterparty were to default. The current replacement cost of a derivative or foreign exchange contract is equal to the amount, if any, of Citicorp's unrealized gain on the contract. In the aggregate, for all contracts, this represents a balance sheet exposure of $20.8 billion at December 31, 1999, which is reflected in Trading Account Assets. See Note 17 of Notes to Consolidated Financial Statements for additional details on these exposures. A substantial portion of the total balance sheet exposure is to counterparties considered by Citicorp to be investment grade and under three years tenor. In managing the credit risk associated with derivative and foreign exchange contracts, the amount at risk is measured as the sum of the current replacement cost (the balance sheet credit exposure) plus the potential increase in the replacement cost over the remaining life of the instrument should market rates change. The potential increase in replacement cost of a contract is estimated based on a statistical simulation of values that would result from changing market rates.

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

Citicorp's business and corporate oversight groups have well-defined market risk management responsibilities. Within each business, a process is in place to control market risk exposure. The risk management process includes the establishment of appropriate market controls, policies and procedures, appropriate senior management risk oversight with thorough risk analysis and reporting, and independent risk management with capabilities to evaluate and monitor risk limits. Management of this process begins with the professionals nearest to Citicorp's customers, products, and markets, and extends up to the senior executives who manage these businesses and to the country level. Market risk management is an evolutionary process that integrates changes in markets, products, and technologies into policies and practices. Periodic reviews are conducted by Audit Risk and Review to ensure compliance with institutional policies and procedures for the assessment, management, and control of market risk.

Price risk is measured using various tools, including Earnings-at-Risk (EAR) and sensitivity analysis, which are applied to interest rate risk in the non-trading portfolios, and Value-at-Risk (VAR), which is applied to the trading portfolios.

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

Price risk in the non-trading portfolios is primarily measured using Earnings-at-Risk throughout Citicorp, except CitiFinancial Credit Company which uses sensitivity analysis and is discussed below. Earnings-at-Risk measures the discounted pretax earnings impact over a specified time horizon of a specified shift in the interest rate yield curve for the appropriate currency. The yield curve shift is statistically derived as a two standard deviation change in a short-term interest rate over the period required to defease the position (usually four weeks). Earnings-at-Risk is calculated separately for each currency and reflects the repricing gaps in the position, as well as option positions, both explicit and embedded. As part of the annual planning process, limits are set for Earnings-at-Risk on a business, country and total Citicorp basis, with exposures reviewed on a regular basis by the Finance and Capital Committee in relation to limits and the current interest rate environment.

Citicorp's primary non-trading price risk exposure is to movements in U.S. dollar interest rates. As of December 31, 1999, the rate shift over a four-week defeasance period applied to the U.S. dollar yield curve for purposes of calculating Earnings-at-Risk was 45 basis points. Citicorp also has Earnings-at-Risk in various other currencies; however, there are no significant risk concentrations in any individual non-U.S. dollar currency. As of December 31, 1999, the rate shifts applied to these currencies for purposes of calculating Earnings-at-Risk over a one-to four-week defeasance period ranged from 20 to 1,781 basis points, depending on the currency.

The following table illustrates that, as of December 31, 1999, a 45 basis point increase in the U.S. dollar yield curve would have a potential negative impact on Citicorp's pretax earnings of approximately $166 million for 2000, and approximately $177 million for the total five-year period 2000-2004. A two standard deviation increase in non-U.S. dollar interest rates would have a potential negative impact on Citicorp's pretax earnings of approximately $119 million for 2000, and approximately $278 million for the five-year period 2000-2004.

Earnings-at-Risk (impact on pretax earnings)

                                                                 Assuming a U.S.               Assuming a Non-U.S.
                                                             Dollar Rate Move of (1)         Dollar Rate Move of (1)
                                                          ---------------------------------------------------------------
In millions of dollars at                                  Two Standard Deviations (2)     Two Standard Deviations (2)
                                                          ---------------------------------------------------------------
December 31, 1999                                            Increase       Decrease        Increase        Decrease
-------------------------------------------------------------------------------------------------------------------------
Overnight to three months                                     ($ 70)          $ 75           ($ 18)           $ 18
Four to six months                                              (44)            50             (30)             30
Seven to twelve months                                          (52)            53             (71)             72
                                                          ---------------------------------------------------------------
Total overnight to twelve months                               (166)           178            (119)            120
-------------------------------------------------------------------------------------------------------------------------
Year two                                                        (67)            66            (125)            126
Year three                                                      (19)            13             (34)             34
Year four                                                        23            (28)            (15)             16
Year five                                                        57            (70)            (12)             12
Effect of discounting                                            (5)            10              27             (27)
                                                          ---------------------------------------------------------------
Total                                                         ($177)          $169           ($278)           $281
----------------------------------------------------------===============================================================

(1) Primarily results from Earnings-at-Risk in Singapore dollar, Hong Kong dollar and Thai baht.
(2) Total assumes a two standard deviation increase or decrease for every currency, not taking into account any covariance between currencies.
--------------------------------------------------------------------------------

The table above also illustrates that Citicorp's risk profile in the one-to three-year time horizon is directionally similar, but generally tends to reverse in subsequent periods. This reflects the fact that the majority of the derivative instruments utilized to modify repricing characteristics as described above will mature within three years. Additional detail regarding these derivative instruments may be found in Note 17 of Notes to Consolidated Financial Statements.

The following table summarizes Citicorp's worldwide Earnings-at-Risk over the next 12 months from changes in interest rates and illustrates that Citicorp's pretax earnings in its non-trading activities over the next 12 months would be reduced by an increase in interest rates and would benefit from a decrease in interest rates.

Citicorp Twelve Month Earnings-at-Risk (impact on pretax earnings)

                                                           U.S. Dollar                        Non-U.S. Dollar
                                               --------------------------------------------------------------------------
In millions of dollars at December 31,             1999        1998         1997        1999        1998         1997
-------------------------------------------------------------------------------------------------------------------------
Assuming a two standard deviation rate
Increase                                          ($166)      ($148)       ($180)      ($119)       ($93)        ($25)
Decrease                                            178         156          211         120          93           25
-----------------------------------------------==========================================================================

Interest rate swaps and similar instruments effectively modify the repricing characteristics of certain consumer and commercial loan portfolios, deposits, and long-term debt. Excluding the effects of these instruments, Citicorp's Earnings-at-Risk over the next twelve months in its non-trading activities would be as follows:

Citicorp Twelve Month Earnings-at-Risk (excluding effect of derivatives)

                                                           U.S. Dollar                        Non-U.S. Dollar
                                               --------------------------------------------------------------------------
In millions of dollars at December 31,             1999        1998         1997        1999        1998         1997
-------------------------------------------------------------------------------------------------------------------------
Assuming a two standard deviation rate
Increase                                           ($30)        $10          $64       ($120)       ($94)        ($26)
Decrease                                             42          (3)         (44)        121          94           27
-----------------------------------------------==========================================================================

During 1999, Citicorp's U.S. dollar Earnings-at-Risk for the following 12 months assuming a two standard deviation increase in rates would have had a potential negative impact ranging from approximately $73 million to $166 million in the aggregate at each month end, compared with a range from $65 million to $173 million during 1998 and a range from $142 million to $209 million during 1997. The U.S. dollar Earnings-at-Risk experienced during 1999 was comparable to 1998 and relatively lower than 1997 primarily due to a reduction in the level of received fixed swaps. A two standard deviation increase in non-U.S. dollar interest rates for the following twelve months would have had a potential negative impact ranging from approximately $95 million to $121 million in the aggregate at each month end during 1999, compared with a range from $53 million to $98 million during 1998 and a range from $15 million to $33 million during 1997. The higher non-U.S. dollar Earnings-at-Risk primarily reflected the higher interest rate volatility seen across the Asia Pacific region.

At CitiFinancial Credit Company, the estimated decrease in the fair value of financial instruments held in other non-trading portfolios, as a result of a 100 basis point increase in interest rates (including the effect of derivatives) would be $184 million and $256 million for net consumer finance receivables at December 31, 1999 and 1998, respectively, and $216 million and $255 million for long-term debt at December 31, 1999 and 1998, respectively.

Trading Portfolios

A tool for measuring the price risk of trading activities is the Value-at-Risk method, which estimates the potential pretax loss in market value that could occur over a one-day holding period, at a 99% confidence level. The Value-at-Risk method incorporates the market factors to which the market value of the trading position is exposed (interest rates, foreign exchange rates, equity and commodity prices, and their implied volatilities), the sensitivity of the position to changes in those market factors, and the volatilities and correlation of those factors. The Value-at-Risk measurement includes the foreign exchange risks that arise in traditional banking businesses as well as in explicit trading positions.

The level of exposure taken depends on the market environment and expectations of future price and market movements, and will vary from period to period. For Citicorp's major trading centers, the aggregate pretax Value-at-Risk in the trading portfolios was $24 million at December 31, 1999. Daily exposures at Citicorp averaged $18 million in 1999 and ranged from $14 million to $24 million.

The following table summarizes Citicorp's Value-at-Risk in its trading portfolio as of December 31, 1999 and 1998 along with the averages.

                                                             Dec. 31,         1999          Dec. 31,          1998
In millions of dollars                                         1999          Average          1998           Average
-------------------------------------------------------------------------------------------------------------------------
Interest rate                                                   $15            $13             $13             $16
Foreign exchange                                                 17              9               7               8
Equity                                                           11              9               5               7
All other (primarily commodity)                                   2              1               1               1
Covariance adjustment                                           (21)           (14)            (11)            (14)
                                                          ---------------------------------------------------------------
Total                                                           $24            $18             $15             $18
----------------------------------------------------------===============================================================

The table below provides the range of Value-at-Risk in the trading portfolios that was experienced during 1999 and 1998.

                                                                       1999                           1998
-------------------------------------------------------------------------------------------------------------------------
In millions of dollars                                          Low           High             Low            High
-------------------------------------------------------------------------------------------------------------------------
Interest rate                                                    $9            $18             $10             $25
Foreign exchange                                                  5             17               3              16
Equity                                                            5             16               4              13
All other (primarily commodity)                                   1              3               1               5
----------------------------------------------------------===============================================================

Management of Cross-Border Risk

Cross-border risk is the risk that Citicorp will be unable to obtain payment from customers on their contractual obligations as a result of actions taken by foreign governments such as exchange controls, debt moratoria and restrictions on the remittance of funds. Citicorp manages cross-border risk as part of the Windows on Risk process described on page 29.

The table below presents total cross-border outstandings and commitments on a regulatory basis in accordance with FFIEC guidelines for countries with outstandings greater than 0.75% of Citicorp assets at December 31, 1999, 1998 and 1997. Total cross-border outstandings include cross-border claims on third parties as well as investments in and funding of local franchises.

Cross-border claims on third parties (trade and short-, medium- and long-term claims) include cross-border loans, securities, deposits at interest with banks, investments in affiliates, and other monetary assets, as well as net revaluation gains on foreign exchange and derivative products. Adjustments have been made to assign externally guaranteed outstandings to the country of the guarantor and outstandings for which tangible, liquid collateral is held outside of the obligor's country to the country in which the collateral is held. For securities received as collateral, outstandings are assigned to the domicile of the issuer of the securities.

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

                                                                                            1999              1998
                       -----------------------------------------------------------------------------------------------
                           Cross-Border Claims on Third Parties
                       ----------------------------------------------
                                                                                  Total              Total
                                                                     Investments  Cross-             Cross-
                                                          Trading      in and     Border             Border
                                                          and          Funding     Out-               Out-
In billions of dollars,                                   Short-Term  of Local    stand-   Commit-   stand-   Commit-
at year-end             Banks   Public  Private   Total   Claims(1)  Franchises    ings   ments (2)   ings   ments (2)
----------------------------------------------------------------------------------------------------------------------
Germany                 $1.7    $1.7     $1.8     $5.2        $4.7       $3.1      $8.3      $3.7     $7.4     $1.4
United Kingdom           0.9      --      3.5      4.4         4.1         --       4.4      15.5      4.4      8.9
France                   2.0     0.4      1.7      4.1         3.6        0.1       4.2       2.2      4.6      1.1
Mexico                    --     1.6      1.5      3.1         1.7        0.6       3.7       0.1      3.4      0.2
Brazil                   0.6     0.7      1.4      2.7         1.2        1.0       3.7       0.1      3.6      0.1
Italy                    0.8     1.7      0.8      3.3         3.0         --       3.3       0.4      3.6      0.3
Netherlands              1.0     0.5      1.7      3.2         2.6         --       3.2       2.9      2.8      0.8
Switzerland              1.2      --      1.9      3.1         2.8         --       3.1       0.3      3.5      1.6
South Korea              0.5     0.4      0.6      1.5         1.3        1.2       2.7       0.3      2.1      0.4
Spain                    0.2     0.1      0.3      0.6         0.5        1.4       2.0       0.6      2.1      0.4
Japan                    0.6      --      0.9      1.5         1.3         --       1.5       0.1      1.9      0.1
----------------------================================================================================================

                                   1997
                       -------------------


                         Total
                         Cross-
                         Border
                          Out-
In billions of dollars,  stand-   Commit-
at year-end               ings   ments (2)
------------------------------------------
Germany                   $4.7     $1.7
United Kingdom             4.5      7.8
France                     3.1      0.6
Mexico                     3.0      0.6
Brazil                     4.4      0.1
Italy                      3.4      0.5
Netherlands                2.2      0.8
Switzerland                2.7      1.1
South Korea                2.6      0.2
Spain                      2.3      0.4
Japan                      3.2      1.1
-----------------------===================

(1) Trading and short-term claims (included in total cross-border claims on third parties) include cross-border debt and equity securities held in the trading account, resale agreements, trade finance receivables, net revaluation gains on foreign exchange and derivative contracts, and other claims with a maturity of less than one year.
(2) Commitments (not included in total cross-border outstandings) include legally binding cross-border letters of credit and other commitments and contingencies.
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Management of liquidity at Citicorp is the responsibility of the Corporate Treasurer. The Country Corporate Officer and the Country Treasurer ensure that all funding obligations in each country are met when due. The Country Treasurer is appointed by the Corporate Treasurer.

The in-country forum for liquidity issues is the Asset/Liability Management Committee (ALCO), which includes senior executives within each country. The ALCO reviews the current and prospective funding requirements for all businesses and legal entities within the country, as well as the capital position and balance sheet. All businesses within the country are represented on the committee with the focal point being the Country Treasurer.

Each Country Treasurer must prepare a liquidity plan at least annually that is approved by the Country Corporate Officer, the Regional Treasurer, and the Corporate Treasurer. The liquidity profile is monitored on an on-going basis and reported monthly. Limits are established on the extent to which businesses in a country can take liquidity risk. The size of the limit depends on the depth of the market, experience level of local management, the stability of the liabilities, and liquidity of the assets.

Regional Treasurers generally have responsibility for monitoring liquidity risk across a number of countries within a defined geography. They are also available for consultation and special approvals, especially in unusual or volatile market conditions.

Citicorp's assets and liabilities are diversified across many currencies, geographic areas, and businesses. Particular attention is paid to those businesses, which for tax, sovereign risk, or regulatory reasons cannot be freely and readily funded in the international markets.

A diversity of funding sources, currencies, and maturities is used to gain a broad access to the investor base. Citicorp's deposits, which represent 67% and 64% of total funding at December 31, 1999 and 1998, respectively, are broadly diversified by both geography and customer segments.

Stockholder's equity, which grew $1.4 billion during the year to $26.0 billion at year-end 1999, continues to be an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp and its subsidiaries. Total Citicorp long-term debt outstanding at year-end 1999 was $26.4 billion, compared with $26.8 billion at year-end 1998. Asset securitization programs remain an important source of liquidity. Loans securitized during 1999 included $7.6 billion of U.S. credit cards, $7.8 billion of U.S. consumer mortgages, and $0.4 billion of non-U.S. consumer loans. As credit card securitization transactions amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. In 1999, the scheduled amortization of certain credit card securitization transactions made available $4.0 billion of new receivables. In addition, $6.4 billion of credit card securitization transactions are scheduled to amortize during 2000.

See Note 25 of Notes to Consolidated Financial Statements for limitations on dividends paid to Citicorp by its subsidiary depository institutions.

Citicorp is subject to risk-based capital guidelines issued by the FRB. These guidelines are used to evaluate capital adequacy based primarily on the perceived credit risk associated with balance sheet assets, as well as certain off-balance sheet exposures such as unused loan commitments, letters of credit, and derivative and foreign exchange contracts. The risk-based capital guidelines are supplemented by a leverage ratio requirement.

Citicorp Ratios

At year-end                                      1999             1998(1)
--------------------------------------------------------------------------------
Tier 1 capital                                    8.11%            8.59%
Total capital (Tier 1 and Tier 2)                12.10            12.40
Leverage (2)                                      6.83             6.88
Common stockholder's equity                       6.70             6.94
--------------------------------------------====================================

(1)   Restated to include CitiFinancial Credit Company.
(2)   Tier 1 capital divided by adjusted average assets.
--------------------------------------------------------------------------------

Citicorp maintained a strong capital position during 1999. Total capital (Tier 1 and Tier 2) amounted to $37.4 billion at December 31, 1999, representing 12.10% of net risk-adjusted assets. This compares with $35.6 billion and 12.40% at December 31, 1998. Tier 1 capital of $25.0 billion at year-end 1999 represented 8.11% of net risk-adjusted assets, compared with $24.7 billion and 8.59% at year-end 1998. The Tier 1 capital ratio at year-end 1999 was within Citicorp's target range of 8.00% to 8.30%. See Note 14 of Notes to Consolidated Financial Statements.

Components of Capital Under Regulatory Guidelines

In millions of dollars at year-end                                  1999       1998(1)
--------------------------------------------------------------------------------------
Tier 1 Capital
Common stockholder's equity                                       $ 26,047    $ 24,686
Mandatorily redeemable securities of subsidiary trusts                 975         975
Minority interest                                                      133         115
Net unrealized loss (gain) on securities available for sale (2)       (340)         21
Less: intangible assets (3)                                         (1,760)     (1,082)
50% investment in certain subsidiaries (4)                             (21)        (20)
                                                                  --------------------
Total Tier 1 capital                                              $ 25,034    $ 24,695
--------------------------------------------------------------------------------------
Tier 2 Capital
Allowance for credit losses (5)                                   $  3,895    $  3,632
Qualifying debt (6)                                                  8,128       7,296
Unrealized marketable equity securities gains (2)                      315          30
Less: 50% investment in certain subsidiaries (4)                       (21)        (20)
                                                                  --------------------
Total Tier 2 capital                                                12,317      10,938
                                                                  --------------------
Total capital (Tier 1 and Tier 2)                                 $ 37,351    $ 35,633
------------------------------------------------------------------====================
Net risk-adjusted assets (7)                                      $308,697    $287,417
------------------------------------------------------------------====================

(1)   Restated to include CitiFinancial Credit Company.
(2) Tier 1 capital excludes unrealized gains and losses on debt securities available for sale in accordance with regulatory risk-based capital guidelines. The federal bank regulatory agencies permit institutions to include in Tier 2 capital up to 45% of pretax net unrealized holding gains on available for sale equity securities with readily determinable fair values.
(3)   Includes goodwill and certain other identifiable intangible assets.
(4) Represents investment in certain overseas insurance activities and unconsolidated banking and finance subsidiaries.
(5) Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.
(6) Includes qualifying senior and subordinated debt in an amount not exceeding 50% of Tier 1 capital, and subordinated capital notes subject to certain limitations. Tier 2 capital at December 31, 1999 includes $1.4 billion of subordinated debt issued to Citigroup (Parent Company).
(7) Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $15.8 billion for interest rate, commodity and equity derivative contracts and foreign exchange contracts, as of December 31, 1999, compared with $16.5 billion as of December 31, 1998. Net risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses.
--------------------------------------------------------------------------------

Common stockholder's equity increased a net $1.4 billion during the year to $26.0 billion at December 31, 1999, representing 6.70% of assets, compared to 6.94% at year-end 1998. The net increase in common stockholder's equity during 1999 reflected net income of $5.195 billion, an increase in net unrealized gains on securities available for sale of $361 million, a capital contribution from Citigroup (parent company) of $321 million, and the issuance of stock under various staff benefit plans and other activity of $109 million, partially offset by cash dividends declared of $4.625 billion. The decrease in the common stockholder's equity ratio during the year reflected the above items, offset by the increase in total assets.

The mandatorily redeemable securities of subsidiary trusts (trust securities) outstanding at December 31, 1999 of $975 million qualify as Tier 1 capital and are included in long-term debt on the balance sheet. Interest expense on the trust securities amounted to $76 million in 1999 and $68 million in 1998.

Citicorp's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At December 31, 1999, all of Citicorp's subsidiary depository institutions were "well capitalized" under the federal bank regulatory agencies' definitions.

Citibank, N.A. Ratios

At year-end                                         1999             1998
--------------------------------------------------------------------------------
Tier 1 capital                                      8.25%            8.41%
Total capital (Tier 1 and Tier 2)                  12.31            12.55
Leverage                                            6.53             6.32
Common stockholder's equity                         6.58             6.56
-----------------------------------------------=================================

Citibank's net income for 1999 amounted to $3.1 billion. During 1999, Citibank paid dividends of $1.9 billion to Citicorp (parent company).

During 1999, Citibank issued an additional $250 million of subordinated notes to Citicorp (parent company) that qualify for inclusion in Citibank's Tier 2 Capital. Total subordinated notes outstanding at December 31, 1999 and included in Citibank's Tier 2 Capital amounted to $6.9 billion.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

Item 8. Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements on page F-1 hereto. There is also incorporated herein by reference in response to this Item the Company's Consolidated Financial Statements and the notes thereto and the material presented at Note 26 of such Consolidated Financial Statements under the heading "Selected Quarterly Financial Data (Unaudited)".

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)         Documents filed as part of the report:

                  (1) Financial Statements: See Index to Consolidated Financial Statements on page F-1 hereof.

                  (2) Financial Statement Schedules: See Index to Consolidated Financial Statements on page F-1 hereof.

      (b)         Exhibits:

                  See Exhibit Index.

      (c)         Reports on Form 8-K:

            i) On October 20, 1999, the Company filed a Current Report on Form 8-K dated October 19, 1999 (Item 5), which report summarized the results of operations of Citicorp and its subsidiaries for the three-month and nine-month periods ended September 30, 1999 and September 30, 1998.

            ii) On January 21, 2000, the Company filed a Current Report on Form 8-K dated January 18, 2000 (Item 5), which report summarized the results of operations of Citicorp and its subsidiaries for the three-month and twelve-month periods ended December 31, 1999 and December 31, 1998.

                                  EXHIBIT INDEX

Exhibit Number    Description of Exhibit
--------------    ----------------------

3.01 Citicorp's Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to Citicorp's Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-21143, filed on October 8, 1998).

3.02              Citicorp's By-Laws.

12.01             Calculation of Ratio of Income to Fixed Charges.

12.02 Calculation of Ratio of Income to Fixed Charges Including Preferred Stock Dividends.

21.01 Subsidiaries of the Registrant. Pursuant to General Instruction I of Form 10-K, the list of subsidiaries of the Company is omitted.

23.01             Consent of KPMG LLP.

27.01             Financial Data Schedule.

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

                                   CITICORP
                                   (Registrant)

                                   By: /s/ Roger W. Trupin
                                       -----------------------
                                   Name:   Roger W. Trupin
                                   Title:  Vice President and Controller

Dated: March 13, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 13, 2000 by the following persons on behalf of the Registrant in the capacities indicated.

            Signature                                 Capacity
            ---------                                 --------

/s/ John S. Reed                        Chairman of the Board and
-----------------------------------     a Director (Principal Executive Officer)
John S. Reed

/s/ Paul J. Collins                     Director
-----------------------------------
Paul J. Collins

/s/ Robert I. Lipp                      Director
-----------------------------------
Robert I. Lipp

/s/ Victor J. Menezes                   Director
-----------------------------------
Victor J. Menezes

/s/ William R. Rhodes                   Director
-----------------------------------
William R. Rhodes

/s/ H. Onno Ruding                      Director
-----------------------------------
H. Onno Ruding

/s/ Heidi G. Miller                     Chief Financial Officer (Principal
-----------------------------------     Financial Officer)
Heidi G. Miller

/s/ Roger W. Trupin                     Vice President and Controller (Principal
-----------------------------------     Accounting Officer)
Roger W. Trupin

                            CITICORP AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Independent Auditors' Report                                                 F-2

Consolidated Financial Statements

   Consolidated Statements of Income for the years ended
     December 31, 1999, 1998, and 1997                                       F-3

   Consolidated Balance Sheets as of
     December 31, 1999 and 1998                                              F-4

   Consolidated Statements of Changes in Stockholder's Equity
     for the years ended December 31, 1999, 1998, and 1997                   F-5

   Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 1998, and 1997                                       F-6

   Consolidated Balance Sheets of Citibank, N.A. and Subsidiaries
     as of December 31, 1999 and 1998                                        F-7

   Notes to Consolidated Financial Statements                         F-8 - F-38

Financial Data Supplement                                            F-39 - F-44

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Citicorp:

We have audited the accompanying consolidated balance sheets of Citicorp and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 1999, and the related consolidated balance sheets of Citibank, N.A. and subsidiaries as of December 31, 1999 and 1998. These consolidated financial statements are the responsibility of Citicorp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citicorp and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, and the financial position of Citibank, N.A. and subsidiaries as of December 31, 1999 and 1998, in conformity with generally accepted accounting principles.


/s/ KPMG LLP
------------
KPMG LLP


New York, New York
January 18, 2000

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME                      Citicorp and Subsidiaries

                                                                                        Year Ended December 31,
                                                                               ---------------------------------------
In millions of dollars                                                            1999          1998          1997
----------------------------------------------------------------------------------------------------------------------
Interest revenue
Loans, including fees                                                            $22,927       $22,545       $20,371
Deposits with banks                                                                1,002         1,070           995
Federal funds sold and securities purchased under resale agreements                  402           738           872
Securities, including dividends                                                    3,670         3,028         2,269
Trading account assets                                                               692         1,059         1,012
Loans held for sale                                                                  549           533           440
                                                                               ---------------------------------------
                                                                                  29,242        28,973        25,959
                                                                               ---------------------------------------
Interest expense
Deposits                                                                          10,775        11,511         9,615
Trading account liabilities                                                           88           269           310
Purchased funds and other borrowings                                               1,984         2,146         1,970
Long-term debt                                                                     1,853         1,745         1,760
                                                                               ---------------------------------------
                                                                                  14,700        15,671        13,655
                                                                               ---------------------------------------
Net interest revenue                                                              14,542        13,302        12,304

Provision for credit losses                                                        2,837         2,751         2,197
                                                                               ---------------------------------------

Net interest revenue after provision for credit losses                            11,705        10,551        10,107
                                                                               ---------------------------------------

Fees, commissions, and other revenue
Fees and commissions                                                               7,547         6,457         5,991
Foreign exchange                                                                   1,569         1,628         1,486
Trading account                                                                      888           265           241
Securities transactions                                                              332           524           668
Other revenue                                                                      3,270         2,502         2,094
                                                                               ---------------------------------------
                                                                                  13,606        11,376        10,480
                                                                               ---------------------------------------
Operating expense
Salaries                                                                           6,270         6,028         5,416
Employee benefits                                                                  1,333         1,403         1,346
                                                                               ---------------------------------------
   Total employee                                                                  7,603         7,431         6,762
Net premises and equipment                                                         2,505         2,207         1,992
Restructuring-related items and merger-related costs                                 154         1,011           880
Other expense                                                                      6,756         6,362         4,844
                                                                               ---------------------------------------
                                                                                  17,018        17,011        14,478
                                                                               ---------------------------------------
Income before taxes                                                                8,293         4,916         6,109

Income taxes                                                                       3,098         1,820         2,268
                                                                               ---------------------------------------

Net income                                                                       $ 5,195       $ 3,096       $ 3,841
-------------------------------------------------------------------------------=======================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS                            Citicorp and Subsidiaries

                                                                                        December 31,
                                                                               ----------------------------
In millions of dollars                                                             1999            1998
-----------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                          $ 11,385        $  9,031
Deposits at interest with banks                                                    12,095          11,643
Securities, at fair value
   Available for sale and short-term and other                                     46,592          41,671
   Venture capital                                                                  4,160           3,297
Trading account assets                                                             31,540          33,667
Loans held for sale                                                                 4,463           5,013
Federal funds sold and securities purchased under resale agreements                 6,048           6,888
Loans, net
   Consumer                                                                       148,715         132,255
   Commercial                                                                      96,738          88,024
                                                                               ----------------------------
Loans, net of unearned income                                                     245,453         220,279
   Allowance for credit losses                                                     (6,679)         (6,617)
                                                                               ----------------------------
Total loans, net                                                                  238,774         213,662
Customers' acceptance liability                                                     1,133           1,280
Premises and equipment, net                                                         4,900           5,390
Interest and fees receivable                                                        3,836           3,900
Other assets                                                                       23,644          20,492
                                                                               ----------------------------
Total                                                                            $388,570        $355,934
-------------------------------------------------------------------------------============================
Liabilities
Non-interest-bearing deposits in U.S. offices                                    $ 19,492        $ 17,058
Interest-bearing deposits in U.S. offices                                          49,462          44,169
Non-interest-bearing deposits in offices outside the U.S.                          12,132          10,856
Interest-bearing deposits in offices outside the U.S.                             179,627         154,052
                                                                               ----------------------------
Total deposits                                                                    260,713         226,135
Trading account liabilities                                                        27,429          30,171
Purchased funds and other borrowings                                               25,096          25,495
Acceptances outstanding                                                             1,222           1,381
Accrued taxes and other expense                                                     8,416           7,250
Other liabilities                                                                  13,204          13,967
Long-term debt                                                                     26,443          26,849

Stockholder's Equity
Common stock: ($ 0.01 par value)
   issued shares: 1,000 in each period                                                 --              --
Surplus                                                                             5,844           5,361
Retained earnings                                                                  20,498          19,928
Accumulated other changes in equity from nonowner sources                            (295)           (603)
                                                                               ----------------------------
Total Stockholder's Equity                                                         26,047          24,686
                                                                               ----------------------------
Total                                                                            $388,570        $355,934
-------------------------------------------------------------------------------============================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                                       Citicorp and Subsidiaries

                                                                                            Year Ended December 31,
                                                                                      ---------------------------------
In millions of dollars                                                                    1999       1998       1997
-----------------------------------------------------------------------------------------------------------------------
Preferred stock (without par value)
Balance at beginning of year                                                            $    --    $ 1,903    $ 2,078
Conversion of outstanding preferred stock into Citigroup preferred stock                     --       (863)        --
Redemption of perpetual preferred stock (1)                                                  --     (1,040)        --
Redemption of perpetual preferred stock, Series 14                                           --         --       (175)
                                                                                      ---------------------------------
Balance at end of year                                                                  $    --    $    --    $ 1,903
--------------------------------------------------------------------------------------=================================
Common stock ($0.01 par value in 1999 and in 1998 and $1.00 par value in 1997)
Balance at beginning of year--Shares: 1,000 in 1999, 506,298,235 in 1998 and 1997       $    --    $   506    $   506
Exchange of 506,298,235 shares for shares of Citigroup Common Stock                          --       (506)        --
                                                                                      ---------------------------------
Balance at end of year--Shares: 1,000 in 1999 and in 1998 and 506,298,235 in 1997(2)    $    --    $    --    $   506
--------------------------------------------------------------------------------------=================================
Surplus
Balance at beginning of year                                                            $ 5,361    $ 7,186    $ 6,759
Capital contribution from Citigroup                                                         321      1,276        521
Employee benefit plans and related tax benefits                                             162         34       (109)
Adjustment for retirement of treasury shares,
  conversion of preferred stock, and exchange of common stock                                --     (3,128)        --
Issuance of stock under dividend reinvestment and common stock purchase plan                 --          7         15
Other activity                                                                               --        (14)        --
                                                                                      ---------------------------------
Balance at end of year                                                                  $ 5,844    $ 5,361    $ 7,186
--------------------------------------------------------------------------------------=================================
Retained earnings
Balance at beginning of year                                                            $19,928    $17,708    $15,170
Net income                                                                                5,195      3,096      3,841
Cash dividends declared -- common                                                        (4,625)      (798)    (1,162)
Cash dividends declared -- preferred                                                         --        (78)      (141)
                                                                                      ---------------------------------
Balance at end of year                                                                  $20,498    $19,928    $17,708
--------------------------------------------------------------------------------------=================================
Accumulated other changes in equity from nonowner sources
Balance at beginning of year                                                            ($  603)   ($   79)   $   185
Net change in unrealized gains and losses on securities available for sale,
  net of tax                                                                                361       (568)      (124)
Foreign currency translations adjustment, net of tax                                        (53)        44       (140)
                                                                                      ---------------------------------
Balance at end of year                                                                  ($  295)   ($  603)   ($   79)
--------------------------------------------------------------------------------------=================================
Common stock in treasury, at cost
Balance at beginning of year -- Shares: 52,355,947 in 1998
  and 43,081,217 in 1997                                                                $    --    ($4,412)   ($2,950)
Retirement of 53,570,309 shares of common stock in treasury in 1998                          --      4,497         --
Repurchase of 3,952,019 in 1998 and 18,836,904 shares in 1997                                --       (483)    (2,259)
Other transactions, including issuances under employee benefit plans
  shares: (2,737,657) in 1998 and (9,562,174) in 1997                                        --        398        797
                                                                                      ---------------------------------
Balance at end of year--Shares: 52,355,947 in 1997                                      $    --    $    --    ($4,412)
--------------------------------------------------------------------------------------=================================
Total stockholder's equity
Balance at beginning of year                                                            $24,686    $22,812    $21,748
Changes during the year, net                                                              1,361      1,874      1,064
                                                                                      ---------------------------------
Balance at end of year                                                                  $26,047    $24,686    $22,812
--------------------------------------------------------------------------------------=================================
Summary of changes in equity from nonowner sources
Net income                                                                              $ 5,195    $ 3,096    $ 3,841
Other changes in equity from nonowner sources, net of tax                                   308       (524)      (264)
                                                                                      ---------------------------------
Total changes in equity from nonowner sources                                           $ 5,503    $ 2,572    $ 3,577
--------------------------------------------------------------------------------------=================================

(1) Includes redemptions of Preferred Stock, Second Series of $220 million, Third Series of $83 million, Series 8A of $62 million, Series 16 of $325 million and Series 17 of $350 million in 1998.
(2) During 1998 Citicorp issued to Citigroup 1,000 shares of common stock, $0.01 par value.
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                  Citicorp and Subsidiaries

                                                                                        Year Ended December 31,
                                                                                ---------------------------------------
In millions of dollars                                                              1999         1998         1997
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income                                                                        $   5,195    $   3,096    $   3,841
Adjustments to reconcile net income to net cash
  provided by operating activities
   Provision for credit losses                                                        2,837        2,751        2,197
   Depreciation and amortization of premises and equipment                              917          817          789
   Amortization of goodwill and acquisition premium costs                               297          257           49
   Provision (benefit) for deferred taxes                                               115         (103)        (888)
   Restructuring-related items and merger-related costs                                 154        1,011          880
   Venture capital activity                                                            (863)        (698)        (475)
   Net gain on sale of securities                                                      (332)        (524)        (668)
   Changes in accruals and other, net                                                  (793)      (4,760)       3,158
   Net decrease (increase) in loans held for sale                                       550       (1,493)      (2,402)
   Net decrease (increase) in trading account assets                                  2,127        6,689       (9,571)
   Net (decrease) increase in trading account liabilities                            (2,742)        (815)       8,983
                                                                                ---------------------------------------
Total adjustments                                                                     2,267        3,132        2,052
                                                                                ---------------------------------------
Net cash provided by operating activities                                             7,462        6,228        5,893
-----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Net (increase) decrease in deposits at interest with banks                             (452)       1,406       (1,401)
Securities -- available for sale
   Purchases                                                                        (58,617)     (59,137)     (53,073)
   Proceeds from sales                                                               25,079       23,570       28,141
   Maturities                                                                        28,740       28,980       19,340
Net decrease in federal funds sold and
  securities purchased under resale agreements                                          840        3,345          900
Net increase in loans                                                              (115,743)    (167,505)    (118,762)
Proceeds from sales of loans                                                         87,906      146,462      103,705
Business acquisitions                                                                (2,150)      (3,890)      (1,618)
Capital expenditures on premises and equipment                                       (1,114)      (1,408)      (1,290)
Proceeds from sales of premises and equipment,
  subsidiaries and affiliates, and other real estate owned                            1,281          718        1,157
                                                                                ---------------------------------------
Net cash used in investing activities                                               (34,230)     (27,459)     (22,901)
-----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Net increase in deposits                                                             34,578       27,014       14,166
Net (decrease) increase in federal funds purchased
  and securities sold under repurchase agreements                                    (2,445)        (823)       1,237
Net increase (decrease) in commercial paper and funds borrowed                        2,027       (3,764)       5,160
Proceeds from issuance of long-term debt                                              3,909        7,688        7,721
Repayment of long-term debt                                                          (4,354)      (6,951)      (6,119)
Dividends paid                                                                       (4,625)        (884)      (1,303)
Contribution from Citigroup parent company                                              321          628          521
Redemption of preferred stock                                                            --       (1,040)        (175)
Proceeds from issuance of common stock                                                   --          243          434
Treasury stock repurchases                                                               --         (483)      (2,259)
                                                                                ---------------------------------------
Net cash provided by financing activities                                            29,411       21,628       19,383
-----------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and due from banks                             (289)          31         (688)
                                                                                ---------------------------------------
Net increase in cash and due from banks                                               2,354          428        1,687
Cash and due from banks at beginning of year                                          9,031        8,603        6,916
                                                                                ---------------------------------------
Cash and due from banks at end of year                                            $  11,385    $   9,031    $   8,603
--------------------------------------------------------------------------------=======================================
Supplemental disclosure of cash flow information
Cash paid during the year for:
   Interest                                                                       $  13,415    $  14,458    $  12,134
   Income taxes                                                                       2,551        1,949        2,511
Non-cash investing activities -- transfers to other real estate owned                   284          350          395
--------------------------------------------------------------------------------=======================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS                      Citibank, N.A. and Subsidiaries

                                                                            December 31,
                                                                    --------------------------
In millions of dollars                                                   1999         1998
----------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                               $  10,648    $   8,052
Deposits at interest with banks                                          12,961       15,782
Securities, at fair value
   Available for sale                                                    37,071       34,519
   Venture capital                                                        3,423        2,811
Trading account assets                                                   28,321       31,683
Loans held for sale                                                       1,279        1,164
Federal funds sold and securities purchased under resale agreements       7,255        8,039
Loans, net of unearned income                                           207,935      181,344
Allowance for credit losses                                              (4,647)      (4,709)
                                                                    --------------------------
Loans, net                                                              203,288      176,635
Customers' acceptance liability                                           1,134        1,281
Premises and equipment, net                                               3,808        4,022
Interest and fees receivable                                              3,345        2,893
Other assets                                                             15,366       14,014
                                                                    --------------------------
Total                                                                 $ 327,899    $ 300,895
--------------------------------------------------------------------==========================
Liabilities
Non-interest-bearing deposits in U.S. offices                         $  15,501    $  13,271
Interest-bearing deposits in U.S. offices                                32,469       27,239
Non-interest-bearing deposits in offices outside the U.S.                12,185       10,731
Interest-bearing deposits in offices outside the U.S.                   174,677      151,687
                                                                    --------------------------
Total deposits                                                          234,832      202,928
Trading account liabilities                                              26,196       30,753
Purchased funds and other borrowings                                     19,112       22,096
Acceptances outstanding                                                   1,222        1,382
Accrued taxes and other expense                                           5,273        4,572
Other liabilities                                                         7,950        8,230
Long-term debt and subordinated notes                                    11,752       11,202

Stockholder's equity
Capital stock ($20.00 par value)                                            751          751
   outstanding shares: 37,534,553 in each period
Surplus                                                                   9,836        9,397
Retained earnings                                                        11,565       10,356
Accumulated other changes in equity from nonowner sources (1)              (590)        (772)
                                                                    --------------------------
Total stockholder's equity                                               21,562       19,732
                                                                    --------------------------
Total                                                                 $ 327,899    $ 300,895
--------------------------------------------------------------------==========================

(1) Amounts at December 31, 1999 and 1998 include the after-tax amounts for net unrealized gains (losses) on securities available for sale of $116 million and ($113) million, respectively, and foreign currency translation of ($706) million and ($659) million, respectively.
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Citicorp, its wholly owned subsidiary, Citibank, N.A., and their majority-owned subsidiaries (the Company). Twenty-to-fifty-percent-owned affiliates, other than investments of designated venture capital subsidiaries, are accounted for under the equity method, and the pro rata share of their income (loss) is included in other revenue. Income from investments in less than twenty-percent-owned companies is recognized when dividends are received. Gains and losses on disposition of branches, subsidiaries, affiliates, and other investments and charges for management's estimate of impairment in value that is other than temporary, such that recovery of the carrying amount is deemed unlikely, are included in other revenue. Goodwill and other intangible assets are amortized over their estimated useful lives, subject to periodic review for impairment that is other than temporary.

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

Securities and Trading Account Activities

Marketable equity securities and debt securities available for sale are carried at fair value, with unrealized gains and losses reported in a separate component of stockholder's equity net of applicable income taxes. Declines in fair value that are determined to be other than temporary are charged to earnings. Realized gains and losses on sales of securities are included in earnings on a specific identified cost basis.

Citicorp's venture capital subsidiaries include subsidiaries registered as Small Business Investment Companies and those other subsidiaries that engage exclusively in venture capital activities. Venture capital investments are carried at fair value, with changes in fair value recognized in other revenue. The fair values of publicly-traded securities held by these subsidiaries are generally based upon quoted market prices. In certain situations, including thinly-traded securities, large-block holdings, restricted shares or other special situations, the quoted market price is adjusted to produce an estimate of the attainable fair value for the securities. For securities that are not publicly traded, estimates of fair value are made based upon review of the investee's financial results, condition, and prospects, together with comparisons to similar companies for which quoted market prices are available.

Trading account assets include securities and money market instruments held in anticipation of short-term market movements and for resale to customers, and are valued at market. Gains and losses, both realized and unrealized, are included in trading account revenue. Obligations to deliver securities sold but not yet purchased are also valued at market and included in trading account liabilities. Trading account activities also include derivative and foreign exchange products. Derivative trading positions are carried at fair value, with realized and unrealized gains and losses included in trading account revenue. Foreign exchange trading positions are valued at prevailing market rates on a present value basis, and the resulting gains and losses are included in foreign exchange revenue. The determination of market or fair value considers various factors, including: closing exchange or over-the-counter market price quotations; time value and volatility factors underlying options, warrants and derivatives; price activity for equivalent or synthetic instruments; counterparty credit quality; the potential impact on market prices or fair value of liquidating the Company's positions in an orderly manner over a reasonable period of time under current market conditions; and derivatives transaction maintenance costs during that period. Revaluation gains (losses) on derivative and foreign exchange contracts are reported gross in trading account assets (liabilities), reduced by the effects of qualifying netting agreements with counterparties.

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

Loans

The consumer loan category represents loans managed by Citicorp's Global Consumer business and the Citibank Private Bank. Consumer loans are generally written off not later than a predetermined number of days past due on a contractual basis, or earlier in the event of bankruptcy. The number of days is set at an appropriate level by loan product and by country. The policy for suspending accruals of interest on consumer loans varies depending on the terms, security and loan loss experience characteristics of each product, and in consideration of write-off criteria in place.

The commercial loan category represents loans managed by Citicorp's Global Corporate Bank businesses. Commercial loans are identified as impaired and placed on a cash (nonaccrual) basis when it is determined that the payment of interest or principal is doubtful of collection, or when interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection. Any interest accrued is reversed and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt regarding the ultimate collectibility of principal, all cash receipts are thereafter applied to reduce the recorded investment in the loan. Impaired commercial loans are written down to the extent that principal is judged to be uncollectible. Impaired collateral-dependent loans where repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment are written down to the lower of cost or collateral value. Cash-basis loans are returned to an accrual status when all contractual principal and interest amounts are reasonably assured of repayment and there is a sustained period of repayment performance in accordance with the contractual terms.

Loans include Citicorp's share of aggregate rentals on lease financing transactions and residual values net of related unearned income. Lease financing transactions substantially represent direct financing leases and also include leveraged leases. Unearned income is amortized under a method, which substantially results in an approximate level rate of return when related to the unrecovered lease investment. Gains and losses from sales of residual values of leased equipment are included in other revenue.

Citicorp classifies credit card receivables and consumer mortgage loans originated for sale as loans held for sale, which are accounted for at the lower of aggregate cost or fair value with net credit losses charged to other revenue.

Allowance for Credit Losses

The allowance for credit losses represents management's estimate of probable losses inherent in the portfolio. This evaluation includes an assessment of the ability of borrowers with foreign currency obligations to obtain the foreign exchange necessary for orderly debt servicing. Attribution of the allowance is made for analytical purposes only, and the entire allowance is available to absorb probable credit losses inherent in the portfolio. Additions to the allowance are made by means of the provision for credit losses. Credit losses are deducted from the allowance, and subsequent recoveries are added. Securities received in exchange for loan claims in debt restructurings are initially recorded at fair value, with any gain or loss reflected as a recovery or charge-off to the allowance, and are subsequently accounted for as securities available for sale.

Larger-balance, non-homogenous exposures representing significant individual credit exposures are evaluated based upon the borrower's overall financial condition, resources, and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. The allowance for loan losses attributed to these loans is established via a process which begins with estimates of probable loss inherent in the portfolio based upon various statistical analyses. These analyses consider historical and projected default rates and loss severities; internal risk ratings; geographic, industry, and other environmental factors; and model imprecision. Management also considers overall portfolio indicators including trends in internally risk-rated exposures, classified exposures, cash-basis loans, and historical and forecasted write-offs; a review of industry, geographic, and portfolio concentrations, including current developments within those segments; and the current business strategy and credit process including credit limit setting and compliance, credit approvals, loan underwriting criteria, and loan workout procedures. Within the allowance for credit losses, a valuation allowance is maintained for larger-balance, non-homogenous loans that have been individually determined to be impaired. This estimate considers all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan's contractual effective rate, the secondary market value of the loan, the fair value of collateral, and environmental factors.

Each portfolio of smaller balance, homogenous loans, including consumer mortgage, installment, revolving credit and most other consumer loans, is collectively evaluated for impairment The allowance for loan losses attributed to these loans is established via a process which begins with estimates of probable losses inherent in the portfolio, based upon various statistical analyses. These include migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, together with analyses which reflect current trends and conditions. Management also considers overall portfolio indicators including historical credit losses, delinquent, non-performing and classified loans, and trends in volumes and terms of loans; an evaluation of overall credit quality and the credit process, including lending policies and procedures; consideration of economic, geographical, product, and other environmental factors; and model imprecision.

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

Future Application of Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date of SFAS No. 133 to January 1, 2001 for calendar year companies such as the Company. The new standard will significantly change the accounting treatment of end-user derivative and foreign exchange contracts used by the Company and its customers. Depending on the underlying risk management strategy, these accounting changes could affect reported earnings, assets, liabilities, and stockholder's equity. As a result, the Company and the customers to which it provides derivatives and foreign exchange products will have to reconsider their risk management strategies, since the new standard will not reflect the results of many of those strategies in the same manner as current accounting practice. The Company continues to evaluate the potential impact of implementing the new accounting standard, which will depend, among other things, on the possibility of additional amendments and interpretations of the standard prior to the effective date.

2. Business Combinations

Contribution of CitiFinancial Credit Company

On August 4, 1999, CitiFinancial Credit Company (formerly Commercial Credit Company) (CCC), an indirect wholly-owned subsidiary of Citigroup Inc. (Citigroup), was contributed to and became a subsidiary of Citicorp Banking Corporation, a wholly-owned subsidiary of Citicorp. The consolidated financial statements, as well as the Parent Company Only financial statements disclosed in
Note 25, give retroactive effect to the contribution as a combination of entities under common control in a transaction accounted for in a manner similar to a pooling of interests. This method of accounting requires the restatement of all periods presented as if Citicorp and CCC had always been combined.

Merger with Travelers

On October 8, 1998, Citicorp merged with and into a newly formed, wholly owned subsidiary of Travelers Group Inc. (Travelers) (the Merger). Following the Merger, Travelers changed its name to Citigroup. Under the terms of the Merger,
1.698 billion shares (adjusted to reflect the three-for-two stock split in Citigroup's common stock in May 1999) of Citigroup common stock were issued in exchange for all of the outstanding shares of Citicorp common stock. The merger was accounted for under the pooling of interests method. Additionally, as of October 8, 1998, the shares of Citicorp common stock held in treasury were retired. The effect of these transactions was an elimination of Citicorp common stock and Citicorp preferred stock, with an offsetting adjustment to surplus, resulting in no change in the amount of Citicorp's total stockholder's equity.

Transactions in Citicorp common stock and preferred stock occurring prior to the merger are reflected on a historical basis in the Consolidated Financial Statements, with the number of common shares adjusted to reflect the exchange and the May 1999 three-for-two split in Citigroup's common stock.

Acquisition of Universal Card Services

On April 2, 1998, Citicorp completed its acquisition of Universal Card Services from AT&T for $3.5 billion in cash. This purchase added $15 billion in customer receivables and 13.5 million accounts. In addition, Citicorp entered into a ten-year cobranding and joint marketing agreement with AT&T.

3. Business Segment Information

Citicorp's businesses provide a broad range of financial services to consumer and corporate customers around the world. Citicorp's activities are conducted through Global Consumer, Global Corporate Bank, Global Investment Management and Private Banking, and Investment Activities.

Global Consumer delivers a wide array of banking, lending, and investment services, including the issuance of credit and charge cards, in 52 countries and territories. The businesses included in Global Corporate Bank serve corporations, financial institutions, governments, and other participants in 100 countries and territories. The Global Investment Management and Private Banking group offers a broad range of asset management products and services from global investment centers around the world, including mutual funds, closed-end funds, and managed accounts to institutional, high net-worth, and retail clients. The Investment Activities segment includes the Company's venture capital activities, the realized investment gains and losses related to certain corporate investments, and the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature. Corporate/Other includes net corporate treasury results, and corporate staff and other corporate expenses.

The following table presents certain information regarding these industry segments:

In millions of
  dollars, except                  Total Revenues,
  identifiable                Net of Interest Expense (1)                    Income Taxes
  assets                 --------------------------------------------------------------------------------
  in billions                1999       1998 (3)       1997 (3)       1999        1998 (3)       1997 (3)
---------------------------------------------------------------------------------------------------------
Global Consumer (4)      $ 17,118   $ 14,679       $ 12,940       $  1,746    $    976       $    883
Global Corporate
  Bank (4)                  8,410      7,546          7,298          1,097         652            867
Global Investment
  Management and
  Private Banking           1,560      1,478          1,375            157         122            157
Corporate/Other               196        (54)          (164)          (179)       (262)          (138)
Investment
 Activities                   864      1,029          1,335            277         332            499
                         --------------------------------------------------------------------------------
Total                    $ 28,148   $ 24,678       $ 22,784       $  3,098    $  1,820       $  2,268
---------------------------------------------------------------------------------------------------------

In millions of
  dollars, except                                                              Identifiable
  identifiable                  Net Income (Loss) (2)                       Assets at Year-End
  assets                 ---------------------------------------------------------------------------
  in billions                1999        1998 (3)       1997 (3)       1999       1998 (3)      1997 (3)
----------------------------------------------------------------------------------------------------
Global Consumer (4)      $  2,892    $  1,504       $  1,507       $    168   $    155      $    133
Global Corporate
  Bank (4)                  1,854       1,101          1,460            176        165           159
Global Investment
  Management and
  Private Banking             266         204            261             25         19            17
Corporate/Other              (340)       (370)          (247)             9          9             6
Investment
 Activities                   523         657            860             11          8             9
                         ---------------------------------------------------------------------------
Total                    $  5,195    $  3,096       $  3,841       $    389   $    356      $    324
----------------------------------------------------------------------------------------------------

(1) Includes total revenues, net of interest expense, in the United States of $14.124 billion, $12.601 billion, and $10.970 billion in 1999, 1998, and
      1997, respectively. Total revenues, net of interest expense attributable to individual foreign countries, are not material to the total.

(2) For the 1999 period, Global Consumer, Global Corporate Bank, Global Investment Management and Private Banking, and Corporate/Other results reflect after-tax restructuring charges (credits) of $56 million, $22 million, ($2) million, and $20 million, respectively. For the 1998 period, Global Consumer, Global Corporate Bank, Global Investment Management and Private Banking, and Corporate/Other results reflect after-tax restructuring charges and merger-related costs of $393 million, $137 million, $52 million, and $67 million, respectively. For the 1997 period, Global Consumer, Global Corporate Bank, Global Investment Management and Private Banking, and Corporate/Other results reflect after-tax restructuring charges of $333 million, $168 million, $18 million, and $31 million, respectively.

(3) Reclassified to conform to the 1999 presentation, including changes in capital and tax allocations among the segments.

(4) Includes provision for credit losses in the Global Consumer results of $2,477 million, $2,362 million, and $2,238 million, and in the Global Corporate Bank results of $348 million, $394 million, and $36 million for 1999, 1998, and 1997, respectively.
--------------------------------------------------------------------------------

4. Securities

In millions of dollars at year-end                              1999      1998
--------------------------------------------------------------------------------
Securities available for sale, at fair value                   $46,403   $41,571
Short-term and other                                               189       100
                                                               -----------------
Available for sale and short-term and other                    $46,592   $41,671
                                                               =================
Venture capital, at fair value                                 $ 4,160   $ 3,297
---------------------------------------------------------------=================

                                                                                      1999
                                           -----------------------------------------------
                                                            Gross         Gross
                                           Amortized   Unrealized    Unrealized       Fair
In millions of dollars at year-end              Cost        Gains        Losses      Value
------------------------------------------------------------------------------------------
Securities available for sale
U.S. Treasury and Federal agency             $ 8,824      $    23        $   211   $ 8,636
State and municipal                            3,534          182            144     3,572
Foreign government                            23,901          463            309    24,055
U.S. corporate                                 3,009           80            197     2,892
Other debt securities                          3,279           38             20     3,297
Equity securities (1)                          3,251          814            114     3,951
                                             ---------------------------------------------
                                             $45,798      $ 1,600        $   995   $46,403
                                             =============================================
Securities available for sale include:
    Mortgage-backed securities               $ 5,258      $     7        $   191   $ 5,074
    Government of Brazil
      Brady Bonds                                688          302             --       990
    Government of Venezuela
      Brady Bonds                                422           --             91       331
==========================================================================================

                                                                                       1998
                                             -----------------------------------------------
                                                              Gross       Gross
                                             Amortized   Unrealized  Unrealized        Fair
In millions of dollars at year-end                Cost        Gains      Losses        Value
-------------------------------------------------------------------------------------------
Securities available for sale
U.S. Treasury and Federal agency               $ 5,136      $    78     $     2     $ 5,212
State and municipal                              3,361          247         224       3,384
Foreign government                              24,945          331         595      24,681
U.S. corporate                                   2,633          287         224       2,696
Other debt securities                            2,692           83          34       2,741
Equity securities (1)                            2,790          206         139       2,857
                                             ----------------------------------------------
                                               $41,557      $ 1,232     $ 1,218     $41,571
                                             ==============================================
Securities available for sale include:
    Mortgage-backed securities                 $ 3,695      $    23     $     2     $ 3,716
    Government of Brazil
      Brady Bonds                                  660           26          --         686
    Government of Venezuela
      Brady Bonds                                  478           --         174         304
===========================================================================================

(1) Includes non-marketable equity securities carried at cost, which are reported in both the amortized cost and fair value columns.
--------------------------------------------------------------------------------

The accompanying table shows components of interest and dividends on securities, realized gains and losses from sales of securities available for sale, and net gains on investments held by venture capital subsidiaries.

In millions of dollars                                  1999      1998      1997
--------------------------------------------------------------------------------
Taxable interest                                      $3,399    $2,791    $2,023
Interest exempt from U.S. federal income tax             154       145       136
Dividends                                                117        92       110
--------------------------------------------------------------------------------
Gross realized securities gains                       $  576    $  792    $  754
Gross realized securities losses                         244       268        86
--------------------------------------------------------------------------------
Net realized and unrealized venture
  capital gains which included:                       $  816    $  487    $  749
   Gross unrealized gains                                999       709       612
   Gross unrealized losses                               587       412        82
------------------------------------------------------==========================

The following table presents the amortized cost, fair value, and average yield on amortized cost of debt securities available for sale by contractual maturity dates as of December 31, 1999:

                                           Amortized          Fair
In millions of dollars                          Cost         Value         Yield
--------------------------------------------------------------------------------
U.S. Treasury and Federal agency
Due within 1 year                            $ 2,482       $ 2,482         5.40%
After 1 but within 5 years                     1,059         1,042         5.48
After 5 but within 10 years                      338           330         6.51
After 10 years (1)                             4,945         4,782         6.41
                                             ---------------------
Total                                        $ 8,824       $ 8,636         6.02
---------------------------------------------===================================
State and municipal
Due within 1 year                            $    --       $    --           --%
After 1 but within 5 years                       218           224         5.96
After 5 but within 10 years                      642           670         5.76
After 10 years (1)                             2,674         2,678         6.02
                                             ---------------------
Total                                        $ 3,534       $ 3,572         5.97
---------------------------------------------===================================
All other (2)
Due within 1 year                            $11,216       $10,069         7.34%
After 1 but within 5 years                    12,584        13,763        12.54
After 5 but within 10 years                    2,995         2,899         7.15
After 10 years (1)                             3,394         3,513         7.69
                                             ---------------------
Total                                        $30,189       $30,244         9.53
---------------------------------------------===================================

(1) Securities with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.
(2) Includes foreign government, U.S. corporate, and other debt securities. Yields reflect the impact of local interest rates prevailing in countries outside the United States.

5. Trading Account Assets and Liabilities

In millions of dollars at year-end                             1999        1998
--------------------------------------------------------------------------------
Trading Account Assets
U.S. Treasury and Federal agency securities                  $   131     $    86
Foreign government, corporate and other securities            10,627       8,010
Derivative and foreign exchange contracts (1)                 20,782      25,571
                                                             -------------------
                                                             $31,540     $33,667
-------------------------------------------------------------===================
Trading Account Liabilities
Securities sold, not yet purchased                           $ 4,391     $ 2,644
Derivative and foreign exchange contracts (1)                 23,038      27,527
                                                             -------------------
                                                             $27,429     $30,171
-------------------------------------------------------------===================

(1)   Net of master netting agreements and securitization.
--------------------------------------------------------------------------------

The average fair value of trading account assets during 1999 was $34.8 billion, including $24.9 billion relating to derivative and foreign exchange contracts, compared with $41.3 billion and $26.7 billion, respectively, during 1998.

The average fair value of trading account liabilities during 1999 was $27.9 billion, including $25.3 billion relating to derivative and foreign exchange contracts, compared with $30.2 billion and $25.0 billion, respectively, during 1998.

6. Loans

In millions of dollars at year-end                         1999           1998
--------------------------------------------------------------------------------
Consumer
In U.S. offices
Mortgage and real estate (1) (2)                       $  37,261      $  29,962
Installment, revolving credit, and other                  51,570         47,869
                                                       ------------------------
                                                          88,831         77,831
                                                       ------------------------
In offices outside the U.S.
Mortgage and real estate (1) (3)                          21,529         19,456
Installment, revolving credit, and other                  39,306         36,048
Lease financing                                              475            484
                                                       ------------------------
                                                          61,310         55,988
                                                       ------------------------
                                                         150,141        133,819
Unearned income                                           (1,426)        (1,564)
                                                       ------------------------
Consumer loans, net of unearned income                 $ 148,715      $ 132,255
-------------------------------------------------------========================
Commercial
In U.S. offices
Commercial and industrial (4)                          $  17,685      $  13,952
Mortgage and real estate (1)                                 910          2,165
Lease financing                                            3,392          2,951
                                                       ------------------------
                                                          21,987         19,068
                                                       ------------------------
In offices outside the U.S.
Commercial and industrial (4)                             60,660         55,828
Mortgage and real estate (1)                               1,728          1,792
Loans to financial institutions                            7,692          8,008
Governments and official institutions                      3,250          2,132
Lease financing                                            1,648          1,386
                                                       ------------------------
                                                          74,978         69,146
                                                       ------------------------
                                                          96,965         88,214
Unearned income                                             (227)          (190)
                                                       ------------------------
Commercial loans, net of unearned income               $  96,738      $  88,024
-------------------------------------------------------========================

(1)   Loans secured primarily by real estate.
(2) Includes $3.4 billion in 1999 and $3.3 billion in 1998 of commercial real estate loans related to community banking and private banking activities.
(3) Includes $2.9 billion in 1999 and $2.4 billion in 1998 of loans secured by commercial real estate.
(4)   Includes loans not otherwise separately categorized.
--------------------------------------------------------------------------------

The following table presents information about impaired loans. Impaired loans are those on which Citicorp believes it is not probable that it will be able to collect all amounts due according to the contractual terms of the loan, excluding smaller-balance homogeneous loans that are evaluated collectively for impairment, and are carried on a cash basis. Valuation allowances for these loans are estimated considering all available evidence including, as appropriate, the present value of the expected cash flows discounted at the loan's contractual effective rate, the secondary market value of the loan, the fair value of collateral, and environmental factors. Amounts for 1998 have been adjusted to a basis consistent with 1999.

In millions of dollars at year-end                             1999        1998
--------------------------------------------------------------------------------
Impaired commercial loans                                     $1,285      $1,284
Other impaired loans (1)                                         185         218
                                                              ------------------
Total impaired loans (2)                                      $1,470      $1,502
--------------------------------------------------------------==================
Impaired loans with valuation allowances                      $1,156      $1,210
Total valuation allowances (3)                                   344         360
--------------------------------------------------------------------------------
During the year (4):
   Average balance of impaired loans                          $1,580      $1,435
   Interest income recognized on impaired loans                   65          65
--------------------------------------------------------------==================

(1) Primarily commercial real estate loans related to community and private banking activities.
(2) At year-end 1999, approximately 21% of these loans were measured for impairment using the fair value of the collateral, with the remaining 79% measured using the present value of the expected future cash flows, discounted at the loan's effective interest rate, compared with approximately 19% and 81%, respectively, at year-end 1998.
(3)   Included in the allowance for credit losses.
(4) For the year ended December 31, 1997, the average balance of impaired loans was $1.2 billion and interest income recognized on impaired loans was $62 million.
--------------------------------------------------------------------------------

7.  Allowance for Credit Losses

In millions of dollars                               1999       1998      1997
--------------------------------------------------------------------------------
Allowance for credit losses at beginning of year   $ 6,617    $ 6,137   $ 5,743
Additions
      Consumer provision for credit losses           2,489      2,367     2,225
      Commercial provision for credit losses           348        384       (28)
                                                   ----------------------------
Total provision for credit losses                    2,837      2,751     2,197
                                                   ----------------------------
Deductions
      Consumer credit losses                         2,950      2,735     2,604
      Consumer credit recoveries                      (539)      (497)     (507)
                                                   ----------------------------
Net consumer credit losses                           2,411      2,238     2,097
                                                   ----------------------------
      Commercial credit losses                         524        576       191
      Commercial credit recoveries                    (117)      (170)     (219)
                                                   ----------------------------
Net commercial credit losses (recoveries)              407        406       (28)
                                                   ----------------------------
Other -- net (1)                                        43        373       266
                                                   ----------------------------
Allowance for credit losses at end of year         $ 6,679    $ 6,617   $ 6,137
---------------------------------------------------============================

(1) In 1999, primarily includes the addition of allowance for credit losses related to acquisitions and foreign currency translation effects. In 1998, reflects the addition of $320 million of credit loss reserves related to the acquisition of the Universal Card portfolio. In 1997, $373 million was restored to the allowance for credit losses that had previously been attributed to credit card securitization transactions where the exposure to credit losses is contractually limited to the cash flows from the securitized receivables, $50 million attributable to standby letters of credit and guarantees was reclassified to other liabilities, and $50 million attributable to derivative and foreign exchange contracts was reclassified as a deduction from trading account assets.
--------------------------------------------------------------------------------

8. Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Generally, depreciation and amortization are computed on the straight-line basis over the estimated useful life of the asset or the lease term. Depreciation and amortization expense was $917 million in 1999, $817 million in 1998 and $789 million in 1997.

9. Purchased Funds and Other Borrowings (1)

In millions of  dollars at year-end                           1999         1998
--------------------------------------------------------------------------------
Federal funds purchased and securities sold
   under repurchase agreements                              $ 8,004      $10,421
Commercial paper issued by parent company                     5,027        3,040
Other funds borrowed                                         12,065       12,034
                                                            --------------------
Total                                                       $25,096      $25,495
------------------------------------------------------------====================

(1)   Original maturities of less than one year.
--------------------------------------------------------------------------------

10. Long-Term Debt (1)

At December 31, long-term debt was as follows:

                               Weighted
                                Average
In millions of dollars           Coupon        Maturities      1999       1998
--------------------------------------------------------------------------------
Parent Company
Senior notes                      5.94%        2000-2025     $ 6,065     $ 7,118
Subordinated notes                7.07%        2000-2035       8,760       8,359
Subsidiaries (2)
Senior notes                      8.22%        2000-2012      10,643      10,397
Subordinated notes                7.78%        2027-2028         975         975
--------------------------------------------------------------------------------
Senior notes                                                  16,708      17,515
Subordinated notes                                             9,735       9,334
                                                             -------------------
Total                                                        $26,443     $26,849
================================================================================

(1) Original maturities of one year or more. Maturity distribution is based upon contractual maturities or earlier dates at which debt is repayable at the option of the holder, due to required mandatory sinking fund payments or due to call notices issued. Weighted average interest rates reflect contractual interest rates.

(2) Approximately 59% in 1999 and 64% in 1998 of subsidiary long-term debt was guaranteed by Citicorp, and of the debt not guaranteed by Citicorp, approximately 23% in 1999 and 8% in 1998 was secured by the assets of the subsidiary.
--------------------------------------------------------------------------------

Long-term debt is denominated in various currencies with both fixed and floating interest rates. Certain agreements under which long-term debt obligations were issued prohibit Citicorp, under certain conditions, from paying dividends in shares of Citibank capital stock and from creating encumbrances on such shares. Floating rates are determined periodically by formulas based on certain money market rates or, in certain instances, by minimum rates as specified in the governing agreements. A portion of Parent Company and subsidiaries debt represents local currency borrowings where prevailing rates may vary significantly from rates in the United States.

Parent Company subordinated notes include $600 million of subordinated capital notes at December 31, 1998.

Subsidiaries subordinated notes include $975 million of guaranteed beneficial interests in Citicorp subordinated debt issued by Citicorp Capital I, II, and III, wholly owned trusts whose sole assets are $309 million of 7.933% and $464 million of 8.015%, respectively, of Junior Subordinated Deferrable Interest Debentures of Citicorp both due 2027, and $232 million of 7.10% of Junior Subordinated Deferrable Interest Debentures of Citicorp due 2028.

At December 31, 1999, Citicorp had converted, through the use of derivative contracts, $10.4 billion of its $19.5 billion of fixed rate debt into variable rate obligations. In addition, Citicorp utilizes other derivative contracts to manage the foreign exchange impact of certain debt issuances. At year-end 1999, Citicorp's overall weighted average rate for long-term debt was 7.30% on a contractual basis and 7.03% including the effects of derivative contracts.

Aggregate annual maturities on long-term debt obligations (based on final maturity dates) are as follows:

In millions of dollars     2000     2001     2002     2003     2004   Thereafter
--------------------------------------------------------------------------------
Parent company           $1,834   $1,514   $1,563   $1,886   $  636   $ 7,392
Subsidiaries              2,015    1,836    1,953      686      883     4,245
                         -------------------------------------------------------
                         $3,849   $3,350   $3,516   $2,572   $1,519   $11,637
--------------------------------------------------------------------------------

11. Fees and Commissions

Trust, agency, and custodial fees included in fees and commissions were $1.5 billion in 1999, $1.4 billion in 1998 and $1.3 billion in 1997.

12. Restructuring-Related Items and Merger-Related Costs

In millions of dollars                        1999           1998           1997
--------------------------------------------------------------------------------
Restructuring charges                      $   131        $ 1,008        $   880
Changes in estimates                          (157)           (38)            --
Merger-related costs                            --             41             --
Accelerated depreciation                       180             --             --
                                           -------------------------------------
Total                                      $   154        $ 1,011        $   880
-------------------------------------------=====================================

During 1999, Citicorp recorded restructuring charges of $131 million, including additional severance charges of $49 million as a result of the continuing implementation of 1998 restructuring initiatives, as well as $82 million of exit costs associated with new initiatives in the Global Consumer business primarily related to the reconfiguration of certain branch operations outside the U.S., the downsizing of certain marketing operations, and the exit of a non-strategic business. These initiatives will be fully implemented during 2000. The charge included $62 million related to employee severance, $14 million related to exiting leasehold and other contractual obligations, and $6 million related to the write-down to estimated salvage value of assets available for immediate disposal. The $62 million portion of the charge related to employee severance reflects the costs of eliminating approximately 750 positions.

In 1998, Citicorp recorded a restructuring charge of $1.008 billion, reflecting exit costs associated with business improvement and integration initiatives to be implemented over a 12 to 18 month period. The charge included $666 million related to employee severance for the elimination of approximately 10,700 positions, after considering attrition and redeployment within the Company. Approximately 3,100 of these positions related to the United States. The overall workforce reduction, net of anticipated rehires to fill relocated positions, is expected to be approximately 9,200 positions worldwide. The charge also included $312 million related to exiting leasehold and other contractual obligations, and $30 million related to the write-down to estimated salvage value of assets that were available for immediate disposal. Also recorded in the 1998 fourth quarter were $41 million of merger-related costs, which included the direct and incremental costs of administratively closing the merger with Travelers.

The implementation of these restructuring initiatives also caused certain related premises and equipment assets to become redundant. The remaining depreciable lives of these assets were shortened, and accelerated depreciation charges of $180 million (in addition to normal scheduled depreciation on those assets) were recognized over the shortened lives in 1999.

Of the $1.008 billion charge, $627 million in the Global Consumer business included regional consolidation of call centers and other back office functions worldwide, reduction of management layers, sales force restructuring, integration of overlapping marketing and product management groups, and exiting several non-strategic operations; $246 million in the Global Corporate Bank included rationalization of operations in countries with multiple operations, consolidation of Citibank and Salomon Smith Barney locations, integration of trading platforms, and exiting non-strategic businesses; $85 million in the Global Investment Management and Private Banking business included elimination of redundancies; and the remaining $50 million included streamlining and integration of Corporate and other staff functions. Approximately $415 million of the $1.008 billion charge related to operations in the United States.

In 1997, Citicorp recorded a restructuring charge of $880 million related to cost-management programs and customer service initiatives to improve operational efficiency and productivity. The charge included $487 million for severance benefits (associated with approximately 9,000 positions expected to be reduced), $245 million related to write-downs of equipment and premises which management committed to dispose of, and $148 million of lease termination and other exit costs.

The status of the 1999, 1998, and 1997 restructuring initiatives is summarized in the following table:

Restructuring Reserve Activity

                                                    Restructuring Initiatives
                                                --------------------------------
In millions of dollars                             1999        1998        1997
--------------------------------------------------------------------------------
Original charges                                $    82     $ 1,008     $   880
Additional  charges                                  --          49          --
                                                --------------------------------
                                                     82       1,057         880
                                                --------------------------------
Utilization (1)
   1999                                             (31)       (738)       (165)
   1998                                              --          --        (357)
   1997                                              --          --        (284)
                                                --------------------------------
                                                    (31)       (738)       (806)
                                                --------------------------------
Changes in estimates
   1999                                              --        (121)        (36)
   1998                                              --          --         (38)
                                                --------------------------------
                                                     --        (121)        (74)
--------------------------------------------------------------------------------
Reserve balance at December 31, 1999            $    51     $   198     $    --
------------------------------------------------================================

(1)   Utilization amounts include translation effects on the restructuring reserve.
--------------------------------------------------------------------------------

The 1999 restructuring reserve utilization included $6 million related to the write-down to estimated salvage value of assets available for immediate disposal and $25 million that is legally obligated. At December 31, 1999, approximately 60 gross staff positions have been eliminated under these programs.

The 1998 restructuring reserve utilization included $30 million of non-cash charges for equipment and premises write-downs as well as $673 million of severance and other exit costs, occurring primarily in 1999 (of which $323 million related to employee severance and $141 million related to leasehold and other exit costs have been paid in cash and $209 million is legally obligated), together with translation effects. Through December 31, 1999, approximately 5,500 gross staff positions have been eliminated under these programs, occurring primarily in 1999.

The 1997 restructuring reserve utilization included $245 million of non-cash charges for equipment and premises write-downs as well as $550 million of severance and other exit costs (of which $336 million related to employee severance and $165 million related to leasehold and other exit costs have been paid in cash and $49 million is legally obligated), together with translation effects. Approximately 5,700 gross staff positions have been eliminated under these programs, including 1,700 positions in 1999, 3,350 positions in 1998, and 650 positions in 1997.

Changes in estimates are attributable to facts and circumstances arising subsequent to an original restructuring charge. During 1999, changes in estimates resulted in a $121 million reduction in the reserve for 1998 restructuring initiatives, attributable to lower than anticipated costs of implementing certain projects and a reduction in the scope of certain initiatives. Changes in estimates related to the 1997 restructuring initiatives included a reduction of $74 million. Other changes in estimates are attributable to lower severance costs due to higher than anticipated levels of attrition and redeployment within the Company, and other unforeseen changes including those resulting from the merger with Travelers.

13. Income Taxes

In millions of dollars                              1999       1998       1997
--------------------------------------------------------------------------------
Current:
   Federal                                        $ 1,089    $   706    $ 1,716
   Foreign                                          1,745      1,007      1,225
   State                                              149        210        215
                                                  -----------------------------
                                                    2,983      1,923      3,156
Deferred:
   Federal                                            208        (18)      (807)
   Foreign                                           (192)        45         --
   State                                               99       (130)       (81)
                                                  -----------------------------
                                                      115       (103)      (888)
                                                  -----------------------------
Provision for income tax (1)                        3,098      1,820      2,268
                                                  -----------------------------

Income tax expense (benefit) reported in
  stockholder's equity related to:
   Foreign currency translation                         7          3         14
   Securities available for sale                      215       (324)       (36)
   Employee stock plans                               (19)      (112)      (222)
                                                  -----------------------------
Total income taxes                                $ 3,301    $ 1,387    $ 2,024
--------------------------------------------------=============================

(1) Includes the effect of securities transactions resulting in a provision of $116 million in 1999, $183 million in 1998, and $234 million in 1997.
--------------------------------------------------------------------------------

The reconciliation of the federal statutory income tax rate to the Company's effective income tax rate applicable to income before taxes for the years ended December 31, was as follows:

                                                    1999      1998        1997
--------------------------------------------------------------------------------
Federal statutory rate                              35.0%     35.0%       35.0%
Limited taxability of investment income             (0.5)     (0.8)       (0.6)
State income taxes (net of federal income
  tax benefit)                                       1.9       1.0         1.4
Other, net                                           1.0       1.8         1.3
                                                    ---------------------------
Effective income tax rate                           37.4%     37.0%       37.1%
----------------------------------------------------===========================
Deferred income taxes at December 31
  related to the following:

In millions of dollars                                        1999        1998
--------------------------------------------------------------------------------
Deferred tax assets:
Credit loss deduction                                      $ 2,303     $ 2,319
Unremitted foreign earnings                                  1,495       1,265
Employee benefits                                              329         558
Interest related items                                         346         402
Foreign and state loss carryforwards                           311         256
Other deferred tax assets                                      323         399
                                                           -------------------
Gross deferred tax assets                                    5,107       5,199
Valuation allowance                                            214         294
                                                           -------------------
Deferred tax assets after valuation allowance                4,893       4,905
                                                           -------------------
Deferred tax liabilities:
Investments                                                   (762)       (666)
Leases                                                        (890)       (887)
Other deferred tax liabilities                                (660)       (612)
                                                           -------------------
Gross deferred tax liabilities                              (2,312)     (2,165)
                                                           -------------------
Net deferred tax assets                                    $ 2,581     $ 2,740
-----------------------------------------------------------===================

Foreign pretax earnings approximated $4.2 billion in 1999, $3.2 billion in 1998 and $4.3 billion in 1997. As a U.S. corporation, Citicorp is subject to U.S. taxation currently on all of its foreign pretax earnings earned by a foreign branch. Pretax earnings of a foreign subsidiary or affiliate are taxed when effectively repatriated. In addition, certain of Citicorp's U.S. income is subject to foreign income tax where the payor of such income is domiciled outside the United States.

The 1999 net change in the valuation allowance related to deferred tax assets was a decrease of $80 million primarily relating to utilization of tax carryforwards in certain foreign jurisdictions. The valuation allowance of $214 million at December 31, 1999 is primarily reserved for specific state, local and foreign tax carryforwards or tax law restrictions on benefit recognition in the U.S. federal and the above jurisdictions.

Management believes that the realization of the recognized net deferred tax asset of $2.581 billion is more likely than not based on existing carryback ability and expectations as to future taxable income. Beginning in 1998, the Company joined with Citigroup in filing a consolidated federal income tax return. Under a tax sharing agreement with Citigroup, the Company is entitled to a current benefit if it incurs losses, which are utilized in Citigroup's consolidated return. Citigroup has reported pretax financial statement income from continuing operations exceeding $12 billion on average over the last three years and has generated federal taxable income exceeding $8 billion, on average, each year during this same period.

Income taxes are not provided for on the Company's life insurance subsidiaries' "policyholders' surplus account" because under current U.S. tax rules such taxes will become payable only to the extent such amounts are distributed as a dividend or exceed limits prescribed by federal law. Distributions are not contemplated from this account, which aggregated $50 million (subject to a tax effect of $18 million) at December 31, 1999.

14.  Regulatory Capital

                                                                   Citicorp                    Citibank, N.A.
                                          Minimum       --------------------------------------------------------
In millions of dollars at year-end       Required (1)       1999          1998             1999           1998
----------------------------------------------------------------------------------------------------------------
Tier 1 capital                                          $  25,034      $  24,695        $  20,389      $  19,291
Total capital (2)                                          37,351         35,633           30,414         28,783
Tier 1 capital ratio                        4.00%            8.11%          8.59%            8.25%          8.41%
Total capital ratio (2)                     8.00            12.10          12.40            12.31          12.55
Leverage ratio (3)                          3.00+            6.83           6.88             6.53           6.32
--------------------------------------------====================================================================

(1)   As set forth in guidelines issued by the U.S. federal bank regulators.
(2)   Total capital includes Tier 1 and Tier 2.
(3)   Tier 1 capital divided by adjusted average assets.
--------------------------------------------------------------------------------

Citicorp is subject to risk-based capital and leverage guidelines issued by the Board of Governors of the Federal Reserve System, and its U.S. insured depository institution subsidiaries, including Citibank, N.A., are subject to similar guidelines issued by their respective primary regulators. These guidelines are used to evaluate capital adequacy and include the required minimums shown above.

To be "well capitalized" under federal bank regulatory agency definitions, a depository institution must have a Tier 1 ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10%, and a leverage ratio of at least 5% and not be subject to a directive, order, or written agreement to meet and maintain specific capital levels. The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards. As of December 31, 1999 and 1998, all of Citicorp's U.S. insured subsidiary depository institutions were "well capitalized."

15.  Changes in Equity from Nonowner Sources

Changes in each component of "Accumulated Other Changes in Equity from Nonowner Sources" for the three-year period ended December 31, 1999 are as follows:

                                                                                                 Accumulated
                                                               Net Unrealized     Foreign       Other Changes
                                                               Gains (Losses)     Currency       in Equity
                                                               on Investment     Translation    from Nonowner
In millions of dollars                                           Securities       Adjustment       Sources
--------------------------------------------------------------------------------------------------------------
Balance, January 1, 1997                                            $ 671           ($486)          $ 185
Unrealized gains on investment securities,
  net of tax of $198                                                  310                             310
Less: Reclassification adjustment for gains
  included in net income, net of tax of ($234)                       (434)                           (434)
Foreign currency translation adjustment, net of tax of $14                           (140)           (140)
--------------------------------------------------------------------------------------------------------------
Current period change                                                (124)           (140)           (264)
--------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                                            547            (626)            (79)
Unrealized losses on investment securities,
  net of tax of ($141)                                               (227)                           (227)
Less: Reclassification adjustment for gains
  included in net income, net of tax of ($183)                       (341)                           (341)
Foreign currency translation adjustment, net of tax of $3                              44              44
--------------------------------------------------------------------------------------------------------------
Current period change                                                (568)             44            (524)
--------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                                            (21)           (582)           (603)
Unrealized gains on investment securities,
   net of tax of $331                                                 577                             577
Less: Reclassification adjustment for gains
  included in net income, net of tax of ($116)                       (216)                           (216)
Foreign currency translation adjustment, net of tax of $7                             (53)            (53)
--------------------------------------------------------------------------------------------------------------
Current period change                                                 361             (53)            308
--------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                                          $ 340           ($635)          ($295)
--------------------------------------------------------------------==========================================

16. Employee Benefits

Prior to its merger with Travelers, Citicorp had several non-contributory defined benefit pension plans covering substantially all U.S. employees. On December 31, 1998, the qualified U.S. plan was merged with the Travelers qualified U.S. plan. Following the merger of the qualified plans, plan assets of the combined plan may be used to fund the pension benefits of any Citigroup qualified plan participant. During the 1999 first quarter, the U.S. defined benefit plan was amended to convert the benefit formula for certain employees of Citicorp to a cash balance formula effective January 1, 2000. Employees satisfying certain age and service requirements remain covered by the prior final pay formula. Citicorp also has various defined benefit pension and termination indemnity plans covering employees outside the United States and offers postretirement health care and life insurance benefits to all eligible U.S. retired employees satisfying certain age and service requirements as well as to certain employees outside the United States.

The following tables summarize the components of net benefit expense recognized in the Consolidated Statements of Income and the funded status and amounts recognized in the Consolidated Balance Sheets for U.S. plans and significant plans outside the United States.

Net Benefit Expense

                                                                                                      Postretirement
                                                          Pension Plans                            Benefit Plans (1)
                                       -----------------------------------------------------------------------------
                                                    U.S. Plans          Plans Outside U.S.               U.S. Plans
                                       -----------------------------------------------------------------------------
In millions of dollars                  1999     1998     1997     1999     1998     1997     1999     1998     1997
--------------------------------------------------------------------------------------------------------------------
Benefits earned during the year        $ 125    $ 136    $ 118    $  65    $  57    $  56    $   6    $  11    $  10
Interest cost on benefit obligation      233      228      204       86       79       75       28       30       30
Expected return on plan assets          (369)    (298)    (260)     (74)     (72)     (64)     (16)     (13)     (10)
Amortization of unrecognized:
   Net transition (asset) obligation     (18)     (17)     (20)       4        3        6       --       --       --
   Prior service cost                     (2)      17       13       --       --       --       (1)      --       (1)
   Net actuarial loss                      5        5        3        6        3        2        1       --       --
Curtailment loss                          --      (15)      --       --        2       --      (29)      --       --
                                       -----------------------------------------------------------------------------
Net benefit expense                    ($ 26)   $  56    $  58    $  87    $  72    $  75    ($ 11)   $  28    $  29
---------------------------------------=============================================================================

(1) For plans outside the U.S., net postretirement benefit expense totaled $13 million in 1999, $10 million in 1998, and $8 million in 1997.
--------------------------------------------------------------------------------

Prepaid Benefit Cost (Benefit Liability)

                                                                                                                     Postretirement
                                                                    Pension Plans                                 Benefit Plans (3)
                                                      -----------------------------------------------------------------------------
                                                             U.S. Plans (1)          Plans Outside U.S. (2)              U.S. Plans
                                                      -----------------------------------------------------------------------------
In millions of dollars at year-end                       1999          1998          1999          1998          1999          1998
-----------------------------------------------------------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation
  at beginning of year                                $ 3,679       $ 3,128       $ 1,407       $ 1,139       $   463       $   440
Benefits earned during the year                           125           136            65            57             6            11
Interest cost on benefit obligation                       233           228            86            79            28            30
Plan amendments                                          (214)           31            10             3            --             3
Actuarial (gain) loss                                    (795)          255            (2)          127           (54)            9
Benefits paid                                             (98)          (84)          (61)          (65)          (31)          (30)
Acquisitions                                               --            --             4            27            --            --
Expenses                                                   (3)           --            --            --            --            --
Curtailment                                                --           (15)           --            (7)          (32)           --
Settlements                                                --            --            (5)           --            --            --
Foreign exchange impact                                    --            --          (119)           47            --            --
                                                      -----------------------------------------------------------------------------
Benefit obligation at end of year                     $ 2,927       $ 3,679       $ 1,385       $ 1,407       $   380       $   463
-----------------------------------------------------------------------------------------------------------------------------------
Change in plan assets
Plan assets at fair value
  at beginning of year                                $ 4,246       $ 3,709       $ 1,035       $   798       $   186       $   159
Actual return on plan assets                              544           611           160            97            25            27
Company contributions                                      12            10            65           138            31            30
Employee contributions                                     --            --             3             5            --            --
Acquisitions                                               --            --            --            24            --            --
Settlements                                                --            --            (5)           --            --            --
Benefits paid                                             (98)          (84)          (50)          (52)          (31)          (30)
Expenses                                                   (3)           --            --            --            --            --
Foreign exchange impact                                    --            --           (76)           25            --            --
                                                      -----------------------------------------------------------------------------
Plan assets at fair value
  at end of year                                      $ 4,701       $ 4,246       $ 1,132       $ 1,035       $   211       $   186
-----------------------------------------------------------------------------------------------------------------------------------
Reconciliation of prepaid (accrued)
  benefit cost and total amount
  recognized
Funded status of the plan                             $ 1,774       $   567       ($  253)      ($  372)      ($  169)      ($  277)
Unrecognized:
   Net transition (asset) obligation                        2           (15)           18            19            --            --
   Prior service cost                                     (94)          118            17             2            (9)           (7)
   Net actuarial (gain) loss                           (1,264)         (288)            6           110           (70)           (5)
                                                      -----------------------------------------------------------------------------
Net amount recognized                                 $   418       $   382       ($  212)      ($  241)      ($  248)      ($  289)
-----------------------------------------------------------------------------------------------------------------------------------
Amounts recognized in the
  balance sheets consist of
Prepaid benefit cost                                  $   684       $   613       $    89       $    69       $    --       $    --
Accrued benefit liability                                (291)         (271)         (320)         (337)         (248)         (289)
Intangible asset                                           25            40            19            27            --            --
                                                      -----------------------------------------------------------------------------
Net amount recognized                                 $   418       $   382       ($  212)      ($  241)      ($  248)      ($  289)
------------------------------------------------------==============================================================================

(1) For unfunded U.S. plans, the aggregate benefit obligation was $328 million and $374 million, and the aggregate accumulated benefit obligation was $264 million and $257 million at December 31, 1999 and 1998, respectively.
(2) For plans outside the U.S., the aggregate benefit obligation was $524 million and $1.176 billion, and the fair value of plan assets was $145 million and $732 million at December 31, 1999 and 1998, respectively, for plans whose benefit obligation exceeds plan assets. The aggregate accumulated benefit obligation was $309 million and $308 million, and the fair value of plan assets was $46 million and $3 million at December 31, 1999 and 1998, respectively, for plans whose accumulated benefit obligation exceeds plan assets.
(3) For plans outside the U.S., the accumulated postretirement benefit obligation was $82 million and $96 million, and the postretirement benefit liability was $20 million and $33 million at December 31, 1999 and 1998, respectively.
--------------------------------------------------------------------------------

The expected long-term rates of return on assets used in determining pension and postretirement expense are shown below.

                                           1999            1998            1997
--------------------------------------------------------------------------------
Rate of Return on Assets
   U.S. plans                               9.5%            9.0%            9.0%
   Plans outside the U.S. (1)      3.5% to 12.5%   4.0% to 12.0%   4.5% to 13.0%
-----------------------------------=============================================

(1)   Excluding highly inflationary countries.
--------------------------------------------------------------------------------

The principal assumptions used in determining pension and postretirement benefit obligations are shown below.

At year-end                                              1999             1998
--------------------------------------------------------------------------------
Discount Rate
   U.S. plans                                             8.0%            6.75%
   Plans outside the U.S. (1)                    3.0% to 12.0%    3.0% to 12.0%
Future compensation increase rate
   U.S. plans                                             4.5%             4.5%
   Plans outside the U.S. (1)                    2.5% to 12.0%    1.5% to 10.0%
Health care cost increase rate  --  U.S. plans
   Following year                                         6.0%             7.0%
   Decreasing to the year 2001 to                         5.0%             5.0%
-------------------------------------------------===============================

(1)   Excluding highly inflationary countries.
--------------------------------------------------------------------------------

As an indicator of sensitivity, increasing the assumed health care cost trend rate by 1% in each year would have increased the accumulated postretirement benefit obligation as of December 31, 1999 by $16 million and the aggregate of the benefits earned and interest components of 1999 net postretirement benefit expense by $2 million. Decreasing the assumed health care cost trend rate by 1% in each year would have decreased the accumulated postretirement benefit obligation as of December 31, 1999 by $15 million and the aggregate of the benefits earned and interest components of 1999 net postretirement benefit expense by $2 million.

Stock Option Plans

The Company participates in a number of stock option plans sponsored by Citigroup that provide for the granting of stock options in Citigroup common stock to officers and employees. Options are granted at the fair market value of Citigroup common stock at the time of grant for a period of ten years. Generally, options granted since the date of the merger vest over a five-year period. Generally, 50% of the options granted under Citicorp predecessor plans prior to the merger are exercisable beginning on the third anniversary and 50% beginning on the fourth anniversary of the date of grant. Certain of the plans also permit an employee exercising an option to be granted new options (reload options) in an amount equal to the number of common shares used to satisfy the exercise price and the withholding taxes due upon exercise. The reload options are granted for the remaining term of the related original option and vest after six months.

To further encourage employee stock ownership, the Company's eligible employees participate in the CitiBuilder stock option program. Options granted under the CitiBuilder program vest after five years. These options do not have a reload feature.

Options granted in 1995 and 1996 include five-year performance-based stock options granted to key Citicorp employees. Performance-based options granted in 1995 and 1996 were at prices ranging from equivalent Citigroup stock prices of $17.30 to $18.70, equal to Citicorp market prices on the respective dates of grant, and expire in 2000 and 2001. One-half of these options vested in 1996 when Citicorp's stock price reached an equivalent Citigroup stock price of $26.67 per share, and the balance vested in 1997 when Citicorp's stock price reached an equivalent Citigroup stock price of $30.67 per share.

During 1998, a group of key Citicorp employees was granted 9,510,000 performance-based stock options at an equivalent Citigroup strike price of $32.17. These performance-based options vested in 1999 when Citigroup's stock price reached $53.33 per share.

Vesting and expense related to performance-based options are summarized in the following table (all options are equivalent Citigroup options).

                                                  1999         1998         1997
--------------------------------------------------------------------------------
Options vested during the year               9,007,500           --    8,976,563
After-tax expense recognized for all
  grants (in millions of dollars)                  $68          $43          $45
Options unvested at year-end                        --    9,075,000           --
--------------------------------------------====================================

The cost of performance-based options is measured as the difference between the exercise price and market price required for vesting. This expense is recognized over the period to the estimated vesting dates and in full for options that have vested, by a charge to expense with an offsetting increase in common stockholder's equity. All of the expense related to these grants has been recognized.

Restricted Stock Plan

The Company participates in a restricted stock program sponsored by Citigroup that provides for the issuance of Citigroup common stock in the form of restricted stock to participating officers and employees. The restricted stock generally vests after a two- or three-year period. Except under limited circumstances, during this period the stock cannot be sold or transferred by the participant, who is required to render service during the restricted period. Unearned compensation expense associated with the restricted stock grants represents the market value of Citigroup common stock at the date of grant and is recognized as a charge to income ratably over the vesting period.

Information with respect to restricted stock awards is as follows:

                                                  1999         1998         1997
--------------------------------------------------------------------------------
Shares awarded                                  172,877    325,785    3,123,660
Weighted average fair market value per share   $  45.99   $  36.83   $    33.93
After-tax compensation cost charged
  to earnings (in millions of dollars)         $     16   $     19   $        8
-----------------------------------------------=================================

Savings Incentive Plan

Prior to 1999, eligible Citicorp employees received awards equal to 3% of their covered salary. Employees had the option of receiving their award in cash or deferring some or all of it in various investment funds. Citicorp granted an additional award equal to the amount elected to be deferred by the employee. The after-tax expense associated with the plan amounted to $68 million in 1998 and $63 million in 1997.

During 1999, the CitiBuilder 401(k) plan replaced the Savings Incentive Plan. Under the CitiBuilder 401(k) plan, eligible employees receive awards based on their total compensation, as defined in the plan, deferred into the Citigroup common stock fund. The after-tax expense associated with the plan amounted to $31 million in 1999.

Stock Purchase Plan

The 1997 offering under the Stock Purchase Plan allowed eligible Citicorp employees to enter into fixed subscription agreements to purchase shares at the market value on the date of the agreements. Such shares could be purchased from time to time through the expiration date. Shares of Citigroup's common stock delivered under the Stock Purchase Plan were sourced from treasury shares.

Following is the share activity under the 1997 fixed-price offering for the purchase of shares at the equivalent Citigroup price of $30.20 per share. The 1997 offering expired on June 30, 1999.

                                                           1999         1998         1997
-----------------------------------------------------------------------------------------
Outstanding subscribed shares at beginning of year   11,317,659   15,284,070           --
Subscriptions                                                --           --   16,758,687
Shares purchased                                     10,324,229    2,585,958      952,560
Canceled or terminated                                  993,430    1,380,453      522,057
-----------------------------------------------------------------------------------------
Outstanding subscribed shares at end of year                 --   11,317,659   15,284,070
-----------------------------------------------------====================================

Pro Forma Impact of SFAS No. 123

The Company applies Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans under which there is generally no charge to earnings for employee stock option awards (other than performance-based options).

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

Had the Company applied SFAS No. 123 in accounting for the Company's stock option plans, compensation expense and net income would have been the pro forma amounts indicated below:

                                                     1999                            1998                           1997
                                         -------------------------------------------------------------------------------------------
In millions of dollars                   As Reported       Pro Forma     As Reported      Pro Forma      As Reported      Pro Forma
------------------------------------------------------------------------------------------------------------------------------------
Compensation expense related
  to stock option plans                       $  108          $  406         $    70          $  286       $     72          $   226
Net income                                     5,195           4,991           3,096           2,979          3,841            3,766
-----------------------------------------===========================================================================================

The pro forma adjustments relate to stock options granted from 1995 through 1999, for which a fair value on the date of grant was determined using a Black-Scholes option pricing model. No effect has been given to options granted prior to 1995. The fair values of stock-based awards are based on assumptions that were appropriate at the grant date and have not been restated to reflect the Merger.

Additional valuation and related assumption information for Citigroup option plans, and Citicorp option plans prior to the date of the Merger are presented below.

                                               Post-Merger Option Plans           Pre-Merger Option Plans
For option granted during                         1999             1998             1998             1997
-----------------------------------------------------------------------         -------------------------
Weighted average fair value
   Options                                    $  10.65         $   7.60         $   8.59         $   8.40
   1998 performance option                          --               --         $   6.41               --
   1997 stock purchase offering                     --               --               --         $   4.47
Weighted average expected life
   Original grants                             3 years          3 years          6 years          6 years
   Reload grants                                1 year           1 year               --               --
   1997 stock purchase offering                     --               --               --          2 years
Valuation assumptions
   Expected volatility                            40.6%            38.8%            25.0%            25.0%
   Risk-free interest rate                        5.48%            4.40%            5.82%            6.30%
   Expected annual dividends per share        $   0.63         $   0.43         $   0.78         $   0.73
   Expected annual forfeitures                       5%               5%               5%             5.0%
----------------------------------------------===========================================================

17. Other Contractual Commitments

                                                                                 Balance Sheet
                                           Notional Principal Amounts        Credit Exposure (1)(2)
                                          ---------------------------------------------------------
In billions of dollars at year-end            1999            1998            1999            1998
---------------------------------------------------------------------------------------------------
Interest rate products
   Futures contracts                      $  110.4        $  150.1        $     --        $     --
   Forward contracts                         484.6           345.2             0.1             0.2
   Swap agreements                           965.7           841.1             3.4             8.5
   Purchased options                         120.6            95.8             0.5             0.6
   Written options                           146.4           114.9              --              --
Foreign exchange products
   Futures contracts                           2.7             1.9              --              --
   Forward contracts                       1,413.3         1,590.9             7.4             9.0
   Cross-currency swaps                       98.4            78.4             3.4             2.0
   Purchased options                         106.5           174.8             1.0             1.8
   Written options                           112.1           192.1              --              --
Equity products                               86.8            80.6             4.5             2.9
Commodity products                            21.3            10.9             0.2             0.4
Credit derivative products                    41.9            25.9             0.3             0.2
                                                                          ------------------------
                                                                          $   20.8        $   25.6
--------------------------------------------------------------------------=========================

(1) There is no balance sheet credit exposure for futures contracts because they settle daily in cash, and none for written options because they represent obligations (rather than assets) of Citicorp.
(2) The balance sheet credit exposure reflects $26.8 billion and $29.1 billion of master netting agreements in effect at December 31, 1999 and December 31, 1998, respectively. Master netting agreements mitigate credit risk by permitting the offset of amounts due from and to individual counterparties in the event of counterparty default. In addition, Citibank has securitized and sold net receivables, and the associated credit risk related to certain derivative and foreign exchange contracts via Markets Assets Trust, which amounted to $2.2 billion and $2.7 billion at December 31, 1999 and December 31, 1998, respectively.
--------------------------------------------------------------------------------

Citicorp enters into derivative and foreign exchange futures, forwards, options, and swaps, which enable customers to transfer, modify, or reduce their interest rate, foreign exchange, and other market risks, and also trades these products for its own account. In addition, Citicorp uses derivatives and other instruments, primarily interest rate products, as an end-user in connection with its risk management activities. Derivatives are used to manage interest rate risk relating to specific groups of on-balance sheet assets and liabilities, including commercial and consumer loans, deposit liabilities, long-term debt, and other interest-sensitive assets and liabilities, as well as credit card securitizations. In addition, foreign exchange contracts are used to hedge non-U.S. dollar denominated debt, net capital exposures and foreign exchange transactions. Through the effective use of derivatives, Citicorp has been able to modify the volatility of its revenue from asset and liability positions. The preceding table presents the aggregate notional principal amounts of Citicorp's outstanding derivative and foreign exchange contracts at December 31, 1999 and 1998, along with the related balance sheet credit exposure. The table includes all contracts with third parties, including both trading and end-user positions.

Futures and forward contracts are commitments to buy or sell at a future date a financial instrument, commodity, or currency at a contracted price, and may be settled in cash or through delivery. Swap contracts are commitments to settle in cash at a future date or dates, which may range from a few days to a number of years, based on differentials between specified financial indices, as applied to a notional principal amount. Option contracts give the purchaser, for a fee, the right, but not the obligation, to buy or sell within a limited time a financial instrument or currency at a contracted price that may also be settled in cash, based on differentials between specified indices.

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

End-User Interest Rate, Foreign Exchange and Credit Derivative Contracts

                                              Notional Principal
                                                   Amounts                                        Percentage of 1999 Amount Maturing
                                            ----------------------------------------------------------------------------------------
                                              Dec. 31,    Dec. 31,   Within      1 to       2 to        3 to        4 to       After
In billions of dollars                            1999        1998   1 Year   2 Years    3 Years     4 Years     5 Years     5 Years
------------------------------------------------------------------------------------------------------------------------------------
Interest rate products
   Futures contracts                            $ 6.8       $28.1     100%        --%        --%        --%       --%           --%
   Forward contracts                              3.8         6.5     100         --         --         --        --            --
   Swap agreements                               89.7        96.5      29         15          8         13        10            25
   Option contracts                               7.0         9.7      33         10         31          3        --            23
Foreign exchange products
   Futures and forward contracts                 48.2        62.1      95          4          1         --        --            --
   Cross-currency swaps                           4.6         4.6      16         14         20         21        17            12
Credit derivative products                       29.2        19.6       2          2          8          7        34            47
-------------------------------------------------===================================================================================

End-User Interest Rate Swaps and Net Purchased Options as of December 31, 1999

                                                              Remaining Contracts Outstanding - Notional Principal Amounts
                                                      ------------------------------------------------------------------------------
In billions of dollars at year-end                     1999         2000           2001         2002          2003           2004
------------------------------------------------------------------------------------------------------------------------------------
Receive Fixed Swaps                                   $61.6         $51.8         $41.8         $36.1         $25.8         $16.9
Weighted-average fixed rate                             6.3%          6.3%          6.3%          6.3%          6.4%          6.6%
Pay Fixed Swaps                                        15.1          11.6           8.7           6.9           5.5           5.1
Weighted-average fixed rate                             5.9%          5.8%          5.9%          6.0%          6.0%          6.1%
Basis Swaps                                            13.0           0.7           0.2           0.2           0.2           0.2
Purchased Caps (Including Collars)                      1.6            --            --            --            --            --
Weighted-average cap rate purchased                     7.1%           --%           --%           --%           --%           --%
Purchased Floors                                        2.9           2.4           1.9           0.1           0.1           0.1
Weighted-average floor rate purchased                   6.6%          6.6%          6.7%          5.8%          5.8%          5.8%
Written Floors Related to Purchased Caps (Collars)      0.2            --            --            --            --            --
Weighted-average floor rate written                     8.2%           --%           --%           --%           --%           --%
Written Caps Related to Other Purchased Caps (1)        2.3           2.3           2.1           1.7           1.5           1.5
Weighted-average cap rate written                       9.8%          9.8%          9.8%         10.6%         10.7%         10.7%
------------------------------------------------------------------------------------------------------------------------------------
Three-Month Forward LIBOR Rates (2)                     6.0%          6.9%          7.1%          7.2%          7.3%          7.4%
------------------------------------------------------------------------------------------------------------------------------------

(1) Includes written options related to purchased options embedded in other financial instruments.
(2) Represents the implied forward yield curve for three-month LIBOR as of December 31, 1999, provided for reference.
--------------------------------------------------------------------------------

The tables above provide data on the notional principal amounts and maturities of end-user (non-trading) derivatives, along with additional data on end-user interest rate swaps and net purchased option positions at year-end 1999, with three-month LIBOR forward rates included for reference. The tables are intended to provide an overview of these components of the end-user portfolio, but should be viewed only in the context of Citicorp's related assets and liabilities. Contract maturities are related to the underlying risk management strategy.

The majority of derivative positions used in Citicorp's asset and liability management activities are established via intercompany transactions with independently managed Citicorp dealer units, with the dealer acting as a conduit to the marketplace.

Citicorp's utilization of these instruments is modified from time to time in response to changing market conditions as well as changes in the characteristics and mix of the related assets and liabilities. In this connection, during 1999, interest rate futures, swaps and options with a notional principal amount of $7.7 billion were closed out which resulted in a net deferred gain of approximately $41 million. Total unamortized net deferred gains, including those from prior year close-outs, were approximately $114 million at December 31, 1999, which will be amortized into earnings over the remaining life of the original contracts (approximately 44% in 2000, 29% in 2001, and 27% in subsequent years), consistent with the risk management strategy.

18. Related Party Balances

The Company has related party balances with Citigroup and certain of its subsidiaries and affiliates. These balances, which are short-term in nature, include cash accounts, collateralized financing transactions, margin accounts, derivative trading, charges for operational support and the borrowing and lending of funds and are entered into in the ordinary course of business.

19. Concentrations of Credit Risk

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

20.  Estimated Fair Value of Financial Instruments

                                                                                                     1999              1998
                                                          ------------------------------------------------------------------
                                                                              Estimated
In billions of dollars at year-end                        Carrying Value     Fair Value        Difference         Difference
----------------------------------------------------------------------------------------------------------------------------
Assets                                                            $362.3         $369.7            $  7.4             $  7.3
Liabilities                                                        353.7          353.4               0.3               (0.9)
End-user derivative and foreign exchange contracts                   0.5           (0.5)             (1.0)               1.7
Credit card securitizations                                           --            0.8               0.8               (0.6)
                                                                                                    ------------------------
Subtotal                                                                                              7.5                7.5
Deposits with no fixed maturity (1)                                                                   4.6                2.8
                                                                                                    ------------------------
Total                                                                                               $12.1              $10.3
----------------------------------------------------------------------------------------------------------------------------

(1) Represents the estimated excess fair value related to the expected time period until runoff of existing deposits with no fixed maturity on the balance sheet at year-end, without assuming any regeneration of balances, based on the estimated difference between the cost of funds on these deposits and the cost of funds from alternative sources. The increase during 1999 was primarily due to higher spreads between the cost of funds on the deposits and the cost of funds from alternative sources. Under applicable requirements, excess fair values of these deposits are excluded from amounts included under the Liabilities caption above and from the following table, in which the estimated fair value is shown as being equal to the carrying value.
--------------------------------------------------------------------------------

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

In the aggregate, estimated fair values exceeded the carrying values by approximately $12.1 billion at December 31, 1999 and $10.3 billion at December 31, 1998. Fair values vary from period to period based on changes in a wide range of factors, including interest rates, credit quality, and market perceptions of value, and as existing assets and liabilities run off and new items are entered into. The changes from the prior year are a result of an increase in the fair value of deposits with no fixed maturity, credit card securitizations, long-term debt and deposits primarily due to the higher interest rate environment in the U.S., offset by a decline in the fair value of derivative contracts which were affected by the same interest rate environment.

Additional detail is provided in the following table. In accordance with applicable requirements, the disclosures exclude leases, affiliate investments, and pension and benefit obligations. Also in accordance with the applicable requirements, the disclosures exclude the effect of taxes, do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular instrument, as well as other expenses that would be incurred in a market transaction. In addition, the table excludes the values of nonfinancial assets and liabilities, as well as a wide range of franchise, relationship, and intangible values, which are integral to a full assessment of Citicorp's financial position and the value of its net assets.

The data represents management's best estimates based on a range of methodologies and assumptions. The carrying value of short-term financial instruments, as well as receivables and payables arising in the ordinary course of business, approximates fair value because of the relatively short period of time between their origination and expected realization. Quoted market prices are used for most investments, for loans where available, and for both trading and end-user derivative and foreign exchange contracts, as well as for liabilities, such as long-term debt, with quoted prices. For performing loans where no quoted market prices are available, contractual cash flows are discounted at quoted secondary market rates or estimated market rates if available. Otherwise, sales of comparable loan portfolios or current market origination rates for loans with similar terms and risk characteristics are used. For loans with doubt as to collectibility, expected cash flows are discounted using an appropriate rate considering the time of collection and a premium for the uncertainty of the flows. The value of collateral is also considered. For liabilities such as long-term debt without quoted market prices, market borrowing rates of interest are used to discount contractual cash flows.

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

                                                                    1999                                 1998
                                           ------------------------------------------------------------------
                                                               Estimated                            Estimated
                                              Carrying              Fair           Carrying              Fair
In billions of dollars at year-end               Value             Value              Value             Value
--------------------------------------------------------------------------------------------------------------
Assets and related instruments
Securities                                      $ 50.8            $ 50.8             $ 45.0            $ 45.0
Trading account assets                            31.5              31.5               33.7              33.7
Loans (1)                                        233.3             240.7              208.9             216.3
   Related derivatives                             0.2              (0.3)               0.2               0.6
Other financial assets (2)                        46.7              46.7               42.4              42.3
   Credit card securitizations                      --               0.8                 --              (0.6)
   Related derivatives                              --              (0.2)               0.1               0.5
--------------------------------------------------------------------------------------------------------------
Liabilities and related instruments
Deposits                                         260.7             260.5              226.1             226.3
   Related derivatives                            (0.2)             (0.1)              (0.3)             (0.6)
Trading account liabilities                       27.4              27.4               30.2              30.2
Long-term debt                                    26.4              26.4               26.8              27.7
   Related derivatives                            (0.1)              0.1               (0.1)             (0.7)
Other financial liabilities (3)                   39.2              39.1               38.7              38.5
   Related derivatives                              --                --                0.1               0.1
-------------------------------------------------=============================================================

(1) The carrying value of loans is net of the allowance for credit losses and also excludes $5.5 billion and $4.8 billion of lease finance receivables in 1999 and 1998, respectively.
(2) Includes cash and due from banks, deposits at interest with banks, federal funds sold and securities purchased under resale agreements, and customers' acceptance liability for which the carrying value is a reasonable estimate of fair value, and the carrying value and estimated fair value of loans held for sale, interest and fees receivable, and financial instruments included in other assets on the Consolidated Balance Sheets.
(3) Includes acceptances outstanding, for which the carrying value is a reasonable estimate of fair value, and the carrying value and estimated fair value of purchased funds and other borrowings, financial instruments included in accrued taxes and other expense, and other liabilities on the Consolidated Balance Sheets.
--------------------------------------------------------------------------------

The estimated fair values of loans reflect changes in credit status since the loans were made, changes in interest rates in the case of fixed-rate loans, and premium values at origination of certain loans. The estimated fair values of Citicorp's loans, in the aggregate, exceeded carrying values (reduced by the allowance for credit losses) by $7.4 billion at both year-end 1999 and 1998. Within these totals, at year-end 1999 estimated fair values exceeded carrying values for consumer loans net of the allowance by $4.5 billion, a decline of $0.1 billion from year-end 1998, and for commercial loans net of the allowance by $2.9 billion, which was an improvement of $0.1 billion from year-end 1998.

The decline in estimated fair values in excess of carrying values of consumer loans is primarily due to the higher interest rate environment. The improvement in estimated fair value over the carrying values for commercial loans from year-end 1998 is a result of improved credit conditions in Latin America and Asia.

The estimated fair value of credit card securitizations was $0.8 billion more than their carrying value at December 31, 1999, which is $1.4 billion higher than December 31, 1998, when the carrying value exceeded the estimated fair value by $0.6 billion. This increase is due to the effects of a higher interest rate environment on the fixed-rate investor certificates.

The estimated fair value of interest bearing deposits was $0.2 billion less than the carrying value at December 31, 1999, which was a result of higher market interest rates since the deposits were taken.

For all derivative and foreign exchange contracts in the previous tables, the gross difference between the fair value and carrying amount as of December 31, 1999 and 1998 was $0.4 billion and $2.1 billion, respectively, for contracts whose fair value exceeds carrying value, and $1.4 billion and $0.4 billion at December 31, 1999 and 1998, respectively, for contracts whose carrying value exceeds fair value.

21. Pledged Assets and Commitments

Pledged Assets

At December 31, 1999, certain investment securities, trading account assets, and other assets with a carrying value of $24.8 billion were pledged as collateral for borrowings to secure public and trust deposits, and for other purposes.

Loan Commitments

In billions of dollars at year-end                                                                  1999                 1998
------------------------------------------------------------------------------------------------------------------------------------
Unused commercial commitments to make or purchase loans, to purchase third-party
  receivables, and to provide note issuance or revolving underwriting facilities                    $180.7               $131.3
Unused credit card and other consumer revolving commitments                                          255.3                227.8
----------------------------------------------------------------------------------------------------================================

The majority of unused commitments are contingent upon customers maintaining specific credit standards. Commercial commitments generally have floating interest rates and fixed expiration dates and may require payment of fees. Such fees (net of certain direct costs) are deferred and, upon exercise of the commitment, amortized over the life of the loan or, if exercise is deemed remote, amortized over the commitment period. The table does not include commercial letters of credit issued on behalf of customers and collateralized by the underlying shipment of goods which totaled $5.3 billion at both December 31, 1999 and 1998.

Loans Sold with Credit Enhancements

                                                            Amounts
                                                       --------------------
In billions of dollars at year-end                     1999            1998                               Form of Credit Enhancement
------------------------------------------------------------------------------------------------------------------------------------
Residential mortgages and
  other loans sold with recourse (1)                   $3.6          $  4.1        Recourse obligation $1.8 in 1999 and $2.0 in 1998
GNMA sales/servicing agreements (2)                    19.3             1.0                            Secondary recourse obligation
Securitized credit card receivables                    49.0            44.3   Primarily net revenue over the life of the transaction
-------------------------------------------------------=============================================================================

(1)   Residential mortgages represent 74% of amounts in 1999 and 83% in 1998.
(2) Government National Mortgage Association sales/servicing agreements covering securitized residential mortgages.
--------------------------------------------------------------------------------

Citicorp and its subsidiaries are obligated under various credit enhancements related to certain sales of loans or sales of participations in pools of loans, as summarized above.

Net revenue on securitized credit card receivables is collected over the life of each sale transaction. The net revenue is based upon the sum of finance charges and fees received from cardholders and interchange revenue earned on cardholder transactions, less the sum of the yield paid to investors, credit losses, transaction costs, and a contractual servicing fee, which is also retained by certain Citicorp subsidiaries as servicers. As specified in certain of the sale agreements, the net revenue collected each month is deposited in an account, up to a predetermined maximum amount, and is available over the remaining term of that transaction to make payments of yield, fees, and transaction costs in the event that net cash flows from the receivables are not sufficient. When the account reaches the predetermined amount, net revenue is passed directly to the Citicorp subsidiary that sold the receivables. The amount contained in these accounts is included in other assets and was $60 million at December 31, 1999 and $30 million at December 31, 1998. Net revenue from securitized credit card receivables included in other revenue was $1.8 billion, $1.3 billion, and $559 million for the years ended December 31, 1999, 1998, and 1997, respectively.

Standby Letters of Credit

                                                                                                1999               1998
                                                       --------------------------------------------------------------------
                                                          Expire             Expire         Total Amount       Total Amount
In billions of dollars at year-end                     Within 1 Year      After 1 Year       Outstanding       Outstanding
---------------------------------------------------------------------------------------------------------------------------
Financial
   Insurance, surety                                       $ 1.6             $ 5.4              $ 7.0            $ 6.7
   Options, purchased securities, and escrow                 0.6               0.1                0.7              0.8
   Clean payment                                             2.3               1.0                3.3              2.3
   Backstop state, county, and municipal securities          0.1               0.2                0.3              0.5
   Other debt related                                        6.3               2.5                8.8              6.5
Performance                                                  3.7               1.9                5.6              6.6
                                                        -------------------------------------------------------------------
Total (1)                                                  $14.6             $11.1              $25.7            $23.4
--------------------------------------------------------===================================================================

(1) Total is net of cash collateral of $2.8 billion in 1999 and $2.1 billion in 1998. Collateral other than cash covered 17% of the total in 1999 and 20% in 1998.
--------------------------------------------------------------------------------

Standby letters of credit, summarized above, are used in various transactions to enhance the credit standing of Citibank customers. They represent irrevocable assurances that Citibank will make payment in the event that the customer fails to fulfill its obligations to third parties. Financial standby letters of credit are obligations to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument, such as assuring payments by a foreign reinsurer to a U.S. insurer, to act as a substitute for an escrow account, to provide a payment mechanism for a customer's third-party obligations, and to assure payment of specified financial obligations of a customer. Performance standby letters of credit are obligations to pay a third-party beneficiary when a customer fails to perform a nonfinancial contractual obligation, such as to ensure contract performance or irrevocably assure payment by the customer under supply, service and maintenance contracts or construction projects. Fees are recognized ratably over the term of the standby letter of credit. The table does not include securities lending indemnifications issued to customers, which are fully collateralized and totaled $23.0 billion at December 31, 1999 and $11.1 billion at December 31, 1998.

Lease Commitments

Citicorp and its subsidiaries are obligated under a number of non-cancelable leases for premises and equipment. Minimum rental commitments on non-cancelable leases in the aggregate were $4.3 billion, and for each of the five years subsequent to December 31, 1999 were $567 million (2000), $486 million (2001), $403 million (2002), $361 million (2003), and $344 million (2004). The minimum rental commitments do not include minimum sublease rentals under non-cancelable subleases of $128 million. Most of the leases have renewal or purchase options and escalation clauses. Rental expense was $746 million in 1999, excluding $52 million of sublease rental income, $690 million in 1998, excluding $56 million of sublease rental income, and $637 million in 1997, excluding $68 million of sublease rental income.

22. Guaranteed Subsidiary Debt

On August 4, 1999, CCC became a subsidiary of Citicorp Banking Corporation, a wholly-owned subsidiary of Citicorp. Citicorp has issued a guarantee of all outstanding long-term debt and commercial paper of CCC. Following the restructuring, CCC ceased issuing commercial paper. In addition, Citicorp guaranteed the obligation of CCC under its committed and available five-year revolving credit facilities under which no borrowings are currently outstanding. Under these facilities, which expire in 2002, CCC can borrow up to $3.4 billion. Under this facility, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreement). At December 31, 1999, this requirement was exceeded by approximately $10.3 billion. CCC's results are reflected in the Global Consumer and Corporate/Other segments and are consolidated in Citicorp's financial statements. Citicorp has not presented separate financial statements and other disclosures concerning CCC because management has determined that such information is not material to holders of CCC's debt securities. The following is summarized legal vehicle financial information for CCC.

Summarized Balance Sheet

                                                                December 31,
In millions of dollars                                       1999          1998
--------------------------------------------------------------------------------
Consumer loans, net of unearned income                   $ 17,601      $ 13,285
Allowance for credit losses                                  (433)         (393)
                                                         ----------------------
      Total loans, net                                     17,168        12,892
Other assets                                                3,379         2,926
                                                         ----------------------
Total assets                                             $ 20,547      $ 15,818
---------------------------------------------------------=======================
Due to Citicorp and affiliates                           $ 11,763      $  3,504
Purchased funds and other borrowings                           67         2,387
Other liabilities                                           1,931         1,560
Long-term debt                                              5,700         6,250
Stockholder's equity                                        1,086         2,117
                                                         ----------------------
Total liabilities and stockholder's equity               $ 20,547      $ 15,818
---------------------------------------------------------=======================

Summarized Income Statement

                                                         Year ended December 31,
In millions of dollars                                       1999          1998
--------------------------------------------------------------------------------
Total revenues, net of interest expense                  $  1,736      $  1,428
Provision for credit losses                                   358           370
Operating expense                                             752           611
Net income                                               $    399      $    286
---------------------------------------------------------=======================

23. Contingencies

In the ordinary course of business, Citicorp and its subsidiaries are defendants or co-defendants in various litigation matters incidental to and typical of the businesses in which they are engaged. In the opinion of the Company's management, the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on the Company and its subsidiaries' results of operations, financial condition, or liquidity.

24. Stockholder's Equity of Citibank, N.A.

Changes in Stockholder's Equity

In millions of dollars                             1999        1998        1997
--------------------------------------------------------------------------------
Balance at beginning of year                   $ 19,732    $ 16,998    $ 16,110
Net income                                        3,079       1,700       2,652
Dividends                                        (1,875)       (500)     (1,750)
Contributions from parent                            89       1,744          50
Change in net unrealized gains (losses)
  on securities available for sale                  229        (458)       (243)
Foreign currency translation                        (47)         40        (112)
Other                                               355         208         291
                                               --------------------------------
Balance at end of year                         $ 21,562    $ 19,732    $ 16,998
-----------------------------------------------=================================

Citibank's net income for 1999 of $3.1 billion includes after-tax restructuring-related items of $89 million ($143 million pretax). Net income in 1998 of $1.7 billion includes an after-tax restructuring charge of $504 million ($802 million pretax) primarily related to exit costs associated with business improvement and integration initiatives to be implemented over a 12- to 18-month period. 1997 net income of $2.7 billion includes an after-tax restructuring charge of $379 million ($585 million pretax) related to cost management programs and customer service initiatives to improve operational efficiency and productivity. See Note 12 for further discussions.

Authorized capital stock of Citibank was 40 million shares at December 31, 1999, 1998, and 1997.

25. Citicorp (Parent Company Only)

The Parent Company is a legal entity separate and distinct from Citibank, N.A. and its other subsidiaries and affiliates. There are various legal limitations on the extent to which Citicorp's banking subsidiaries may extend credit, pay dividends or otherwise supply funds to Citicorp. The approval of the Office of the Comptroller of the Currency is required if total dividends declared by a national bank in any calendar year exceed net profits (as defined) for that year combined with its retained net profits for the preceding two years. In addition, dividends for such a bank may not be paid in excess of the bank's undivided profits. State-chartered bank subsidiaries are subject to dividend limitations imposed by applicable state law. Citicorp's national and state-chartered bank subsidiaries can declare dividends to their respective parent companies in 2000, without regulatory approval, of approximately $3.6 billion, adjusted by the effect of their net income (loss) for 2000 up to the date of any such dividend declaration. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that its bank subsidiaries can distribute dividends to Citicorp of approximately $3.0 billion of the available $3.6 billion, adjusted by the effect of their net income (loss) up to the date of any such dividend declaration.

Citicorp also receives dividends from its nonbank subsidiaries. These nonbank subsidiaries are generally not subject to regulatory restrictions on their payment of dividends except that the approval of the Office of Thrift Supervision may be required if total dividends declared by a savings association in any calendar year exceed amounts specified by that agency's regulations.

Condensed Statements of Income

In millions of dollars                                    1999     1998     1997
--------------------------------------------------------------------------------
Revenue
Dividends from subsidiary banks and
  bank holding companies                                $4,310   $1,475   $2,400
Dividends from other subsidiaries                           30      336      217
Interest from subsidiaries                                 887      871      784
Other revenue (1)                                          268      116       92
                                                        ------------------------
                                                         5,495    2,798    3,493
                                                        ------------------------
Expense
Interest on other borrowed funds                           127      108      119
Interest and fees paid to subsidiaries                     212      245      210
Interest on long-term debt                                 879      901      844
Other expense                                                8       52       12
                                                        ------------------------
                                                         1,226    1,306    1,185
                                                        ------------------------
Income before taxes and equity
  in undistributed income of subsidiaries                4,269    1,492    2,308
Income tax benefit -- current                                5       69       77
Equity in undistributed income of subsidiaries             921    1,535    1,456
                                                        ------------------------
Net income                                              $5,195   $3,096   $3,841
--------------------------------------------------------========================

(1) Includes net securities gains of $200 million in 1999, $95 million in 1998, and $56 million in 1997.
--------------------------------------------------------------------------------

Condensed Balance Sheets

                                                     December 31,   December 31,
In millions of dollars                                     1999         1998
--------------------------------------------------------------------------------
Assets
Deposits with subsidiary banks, principally
  interest-bearing                                      $ 1,107       $ 1,466
Securities -- available for sale                          2,195           857
Investments in and advances to:
   Subsidiary banks and bank holding companies           33,342        30,898
   Other subsidiaries                                    11,576         7,466
Other assets                                              1,306         2,079
                                                        ---------------------
Total                                                   $49,526       $42,766
--------------------------------------------------------========================
Liabilities and stockholder's equity
Purchased funds and other borrowings                    $ 6,084       $   221
Advance from subsidiaries                                   128            94
Other liabilities                                         1,437         1,283
Long-term debt                                           14,825        15,477
Junior subordinated debentures held by trusts             1,005         1,005
Stockholder's equity                                     26,047        24,686
                                                        ---------------------
Total                                                   $49,526       $42,766
--------------------------------------------------------========================

Condensed Statements of Cash Flows

In millions of dollars                                          1999        1998        1997
--------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income                                                  $  5,195    $  3,096    $  3,841
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Equity in undistributed income of subsidiaries               (921)     (1,535)     (1,456)
   Other, net                                                 (1,066)        146        (213)
                                                            --------------------------------
Net cash provided by operating activities                      3,208       1,707       2,172
                                                            --------------------------------
Cash flows from investing activities
Securities:
   Purchases                                                  (1,422)       (883)     (2,802)
   Sales                                                         609         916       1,869
   Maturities                                                     --         500       1,525
Subsidiaries:
   Investments and advances                                  (92,799)    (37,195)    (40,362)
   Repayment of advances                                      88,281      37,681      37,870
Net decrease (increase) in loans                                 775      (1,500)         --
                                                            --------------------------------
Net cash (used in) provided by investing activities           (4,556)       (481)     (1,900)
                                                            --------------------------------
Cash flows from financing activities
Purchased funds and other borrowings:
   Proceeds                                                   25,882       6,670       5,820
   Repayments                                                (20,106)     (8,540)     (4,697)
Advances from subsidiaries:
   Proceeds                                                      478          59         111
   Repayments                                                   (440)        (52)       (231)
Long-term debt:
   Proceeds                                                    1,400       2,219       4,163
   Repayments                                                 (1,921)     (1,443)     (2,690)
Proceeds from issuance of junior subordinated
  debentures held by trusts                                       --         232         464
Preferred stock redemptions                                       --      (1,040)       (175)
Common stock issuance proceeds                                    --         243         434
Treasury stock repurchases                                        --        (483)     (2,259)
Contribution from Citigroup parent company                       321         628         521
Dividends paid                                                (4,625)       (884)     (1,303)
                                                            --------------------------------
Net cash provided by (used in) financing activities              989      (2,391)        158
                                                            --------------------------------
Net (decrease) increase in deposits with subsidiary banks       (359)     (1,165)        430
Deposits with subsidiary banks at beginning of year            1,466       2,631       2,201
                                                            --------------------------------
Deposits with subsidiary banks at end of year               $  1,107    $  1,466    $  2,631
------------------------------------------------------------================================

Cash paid during the year for:
   Interest                                                 $    826    $    951    $    912
   Income taxes                                                1,062         837       1,367
------------------------------------------------------------================================

26. Selected Quarterly Financial Data (Unaudited)

In millions of dollars                                                         1999                                             1998
------------------------------------------------------------------------------------------------------------------------------------
                                        Fourth       Third       Second       First      Fourth        Third      Second      First
                                     -----------------------------------------------------------------------------------------------
Net interest revenue                    $3,696      $3,642      $3,636       $3,568      $3,568      $3,381       $3,259     $3,094
Fees, commissions, and other revenue     3,485       3,481       3,368        3,272       2,784       2,476        3,285      2,831
                                     -----------------------------------------------------------------------------------------------
Total revenues                           7,181       7,123       7,004        6,840       6,352       5,857        6,544      5,925
Provision for credit losses                686         632         790          729         680         821          655        595
Operating expense (1)                    4,395       4,236       4,204        4,183       5,390       4,058        4,026      3,537
                                     -----------------------------------------------------------------------------------------------
Income before taxes                      2,100       2,255       2,010        1,928         282         978        1,863      1,793
Income taxes                               773         845         756          724          84         368          697        671
                                     -----------------------------------------------------------------------------------------------
Net income                              $1,327      $1,410      $1,254       $1,204      $  198      $  610       $1,166     $1,122
-------------------------------------===============================================================================================
Total assets                          $388,570    $368,495    $365,643     $360,241    $355,934    $358,088     $344,756   $343,647
-------------------------------------===============================================================================================

(1) The fourth quarters of 1999 and 1998 include $51 million after-tax ($82 million pretax) and $632 million after-tax ($1,008 million pretax), respectively, of restructuring charges, and in the 1998 fourth quarter, $41 million of merger-related costs. The third quarter of 1999 includes a restructuring charge of $31 million after-tax ($49 million pretax). The third and fourth quarters of 1999 include credits for reductions of prior charges of $23 million after-tax ($37 million pretax) and $75 million after-tax ($120 million pretax), respectively. The fourth quarter of 1998 includes credits for the reversal of prior charges of $24 million after-tax ($38 million pretax). The 1999 fourth, third, second and first quarters also include $8 million after-tax ($13 million pretax), $25 million after-tax ($41 million pretax), $29 million after-tax ($47 million pretax), and $50 million after-tax ($79 million pretax), respectively, of accelerated depreciation.
--------------------------------------------------------------------------------

FINANCIAL DATA SUPPLEMENT                             Citicorp and Subsidiaries
AVERAGE BALANCES AND INTEREST RATES, Taxable Equivalent Basis (1) (2)

                                                 Average Volume               Interest Revenue/Expense
                                         ---------------------------------------------------------------------
In millions of dollars                     1999       1998       1997        1999       1998       1997
--------------------------------------------------------------------------------------------------------------
Loans  (net of unearned income) (3)
Consumer loans
   In U.S. offices                       $  78,726  $  71,068  $  65,652   $  8,211    $  7,820   $  7,250
   In offices outside the U.S. (4)          57,341     51,664     51,274      6,377       6,385      6,308
                                         -----------------------------------------------------------------
      Total consumer loans                 136,067    122,732    116,926     14,588      14,205     13,558
                                         -----------------------------------------------------------------
Commercial loans
   In U.S. offices
      Commercial and industrial             14,584     11,664     10,670      1,199         942        916
      Mortgage and real estate               1,369      2,745      2,674        111         231        285
      Lease financing                        3,087      2,958      3,048        201         189        205
   In offices outside the U.S. (4)          71,970     64,639     50,791      6,832       6,982      5,411
                                         -----------------------------------------------------------------
      Total commercial loans                91,010     82,006     67,183      8,343       8,344      6,817
                                         -----------------------------------------------------------------
      Total loans                          227,077    204,738    184,109     22,931      22,549     20,375
                                         -----------------------------------------------------------------
Federal funds sold and resale agreements
   In U.S. offices                           3,329      6,929      6,973        137         284        354
   In offices outside the U.S. (4)           3,062      5,415      5,633        265         454        518
                                         -----------------------------------------------------------------
      Total                                  6,391     12,344     12,606        402         738        872
                                         -----------------------------------------------------------------
Securities, at fair value
   In U.S. offices
      Taxable                               14,270     11,110      9,800        632         455        484
      Exempt from U.S. income tax            3,370      3,023      2,674        202         189        170
   In offices outside the U.S. (4)          28,087     24,628     20,729      2,902       2,442      1,661
                                         -----------------------------------------------------------------
      Total                                 45,727     38,761     33,203      3,736       3,086      2,315
                                         -----------------------------------------------------------------
Trading account assets (5)
   In U.S. offices                           2,583      4,801      4,901        133         298        289
   In offices outside the U.S. (4)           7,342      9,850      9,928        559         764        725
                                         -----------------------------------------------------------------
      Total                                  9,925     14,651     14,829        692       1,062      1,014
                                         -----------------------------------------------------------------
Loans held for sale, in U.S. offices         5,221      4,624      3,571        549         533        440
Deposits at interest with banks (4)         12,290     14,534     14,150      1,002       1,070        995
                                         -----------------------------------------------------------------
Total interest-earning assets              306,631    289,652    262,468    $29,312     $29,038    $26,011

Non-interest-earning assets (5)             53,935     53,336     43,605
                                         ---------- ---------- ----------
Total assets                              $360,566   $342,988   $306,073
-----------------------------------------=====================================================================
Deposits
   In U.S. offices
      Savings deposits (6)               $  33,422  $  31,315  $  27,193     $  928   $     926  $     813
      Other time deposits                   11,889     10,864     12,302        425         491        610
   In offices outside the U.S. (4)         167,368    147,340    128,546      9,422      10,094      8,192
                                         -----------------------------------------------------------------
      Total                                212,679    189,519    168,041     10,775      11,511      9,615
                                         -----------------------------------------------------------------
Trading account liabilities (5)
   In U.S. offices                           1,695      3,129      2,457         57         157        135
   In offices outside the U.S. (4)             952      2,076      2,576         31         112        175
                                         -----------------------------------------------------------------
      Total                                  2,647      5,205      5,033         88         269        310
                                         -----------------------------------------------------------------
Purchased funds and other
   borrowings
   In U.S. offices                          13,349     16,750     17,040        652         864        997
   In offices outside the U.S. (4)           8,783      9,507      8,030      1,332       1,282        973
                                         -----------------------------------------------------------------
      Total                                 22,132     26,257     25,070      1,984       2,146      1,970
                                         -----------------------------------------------------------------
Long-term debt
   In U.S. offices                          22,538     22,723     21,096      1,334       1,405      1,348
   In offices outside the U.S. (4)           4,479      3,433      4,448        519         340        412
                                         -----------------------------------------------------------------
      Total                                 27,017     26,156     25,544      1,853       1,745      1,760
                                         -----------------------------------------------------------------
Total interest-bearing liabilities         264,475    247,137    223,688    $14,700     $15,671    $13,655
                                                                          ------------------------------------
Demand deposits in U.S. offices             10,761     10,747     11,166
Other non-interest-bearing liabilities
(5)                                         59,847     61,843     48,824
Total stockholder's equity                  25,483     23,261     22,395
                                         -------------------------------
Total liabilities and
  stockholder's equity                    $360,566   $342,988   $306,073
-----------------------------------------=====================================================================
NET INTEREST REVENUE AS A PERCENTAGE OF AVERAGE INTEREST-EARNING ASSETS
In U.S. offices (7)                       $126,426   $118,930   $110,086   $  6,963    $  6,312   $  5,870
In offices outside the U.S. (7)            180,205    170,722    152,382      7,649       7,055      6,486
                                         -----------------------------------------------------------------
Total                                     $306,631   $289,652   $262,468    $14,612     $13,367    $12,356
-----------------------------------------=====================================================================

                                                  % Average Rate
                                         ------------------------------
                                            1999       1998       1997
-----------------------------------------------------------------------
Loans  (net of unearned income) (3)
Consumer loans
   In U.S. offices                          10.43      11.00      11.04
   In offices outside the U.S. (4)          11.12      12.36      12.30

      Total consumer loans                  10.72      11.57      11.60

Commercial loans
   In U.S. offices
      Commercial and industrial              8.22       8.08       8.58
      Mortgage and real estate               8.11       8.42      10.66
      Lease financing                        6.51       6.39       6.73
   In offices outside the U.S. (4)           9.49      10.80      10.65

      Total commercial loans                 9.17      10.17      10.15

      Total loans                           10.10      11.01      11.07

Federal funds sold and resale agreements
   In U.S. offices                           4.12       4.10       5.08
   In offices outside the U.S. (4)           8.65       8.38       9.20

      Total                                  6.29       5.98       6.92

Securities, at fair value
   In U.S. offices
      Taxable                                4.43       4.10       4.94
      Exempt from U.S. income tax            5.99       6.25       6.36
   In offices outside the U.S. (4)          10.33       9.92       8.01

      Total                                  8.17       7.96       6.97

Trading account assets (5)
   In U.S. offices                           5.15       6.21       5.90
   In offices outside the U.S. (4)           7.61       7.76       7.30

      Total                                  6.97       7.25       6.84

Loans held for sale, in U.S. offices        10.52      11.53      12.32
Deposits at interest with banks (4)          8.15       7.36       7.03

Total interest-earning assets                9.56      10.03       9.91

Non-interest-earning assets (5)

Total assets
-----------------------------------------==============================
Deposits
   In U.S. offices
      Savings deposits (6)                   2.78       2.96       2.99
      Other time deposits                    3.57       4.52       4.96
   In offices outside the U.S. (4)           5.63       6.85       6.37

      Total                                  5.07       6.07       5.72

Trading account liabilities (5)
   In U.S. offices                           3.36       5.02       5.49
   In offices outside the U.S. (4)           3.26       5.39       6.79

      Total                                  3.32       5.17       6.16

Purchased funds and other
   borrowings
   In U.S. offices                           4.88       5.16       5.85
   In offices outside the U.S. (4)          15.17      13.48      12.12

      Total                                  8.96       8.17       7.86

Long-term debt
   In U.S. offices                           5.92       6.18       6.39
   In offices outside the U.S. (4)          11.59       9.90       9.26

      Total                                  6.86       6.67       6.89

Total interest-bearing liabilities           5.56       6.34       6.10

-----------------------------------------==============================
NET INTEREST REVENUE AS A PERCENTAGE OF AVERAGE INTEREST-EARNING ASSETS
In U.S. offices (7)                          5.51       5.31       5.33
In offices outside the U.S. (7)              4.24       4.13       4.26

Total                                        4.77       4.61       4.71
----------------------------------------===============================

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

ANALYSIS OF CHANGES IN NET INTEREST REVENUE

                                                     1999 vs. 1998                                    1998 vs. 1997
------------------------------------------------------------------------------------ -----------------------------------------------
                                          Increase (Decrease)                              Increase (Decrease)
                                           Due to Change In:                                Due to Change In:
                                     -------------------------------                 --------------------------------
In millions of dollars on a            Average          Average           Net           Average          Average           Net
  taxable equivalent basis  (1)         Volume           Rate          Change (2)        Volume           Rate          Change (2)
------------------------------------------------------------------------------------------------------------------------------------
Loans -- consumer
In U.S. offices                           $  813         $  (422)          $  391         $   596         $   (26)         $   570
In offices outside the U.S. (3)              665            (673)              (8)             48              29               77
                                     -----------------------------------------------------------------------------------------------
    Total                                  1,478          (1,095)             383             644               3              647
                                     -----------------------------------------------------------------------------------------------
Loans -- commercial
In U.S. offices                              133              16              149              81            (125)             (44)
In offices outside the U.S. (3)              746            (896)            (150)          1,495              76            1,571
                                     -----------------------------------------------------------------------------------------------
    Total                                    879            (880)              (1)          1,576             (49)           1,527
                                     -----------------------------------------------------------------------------------------------
    Total loans                            2,357          (1,975)             382           2,220             (46)           2,174
                                     -----------------------------------------------------------------------------------------------
Federal funds sold
  and resale agreements
In U.S. offices                             (148)              1             (147)             (2)            (68)             (70)
In offices outside the U.S. (3)             (203)             14             (189)            (20)            (44)             (64)
                                     -----------------------------------------------------------------------------------------------
    Total                                   (351)             15             (336)            (22)           (112)            (134)
                                     -----------------------------------------------------------------------------------------------
Securities, at fair value
In U.S. offices                              165              25              190              81             (91)             (10)
In offices outside the U.S. (3)              354             106              460             346             435              781
                                     -----------------------------------------------------------------------------------------------
    Total                                    519             131              650             427             344              771
                                     -----------------------------------------------------------------------------------------------
Trading account assets
In U.S. offices                             (121)            (44)            (165)             (6)             15                9
In offices outside the U.S. (3)             (191)            (14)            (205)             (6)             45               39
                                     -----------------------------------------------------------------------------------------------
    Total                                   (312)            (58)            (370)            (12)             60               48
                                     -----------------------------------------------------------------------------------------------
Loans held for sale,
  in U.S. offices                             65             (49)              16             123             (30)              93
Deposits at interest with banks (3)         (176)            108              (68)             27              48               75
                                     -----------------------------------------------------------------------------------------------
Total interest revenue                     2,102          (1,828)             274           2,763             264            3,027
------------------------------------------------------------------------------------------------------------------------------------
Deposits
In U.S. offices                              101            (165)             (64)             93             (99)              (6)
In offices outside the U.S. (3)            1,266          (1,938)            (672)          1,257             645            1,902
                                     -----------------------------------------------------------------------------------------------
    Total                                  1,367          (2,103)            (736)          1,350             546            1,896
                                     -----------------------------------------------------------------------------------------------
Trading account liabilities
In U.S. offices                              (58)            (42)            (100)             35             (13)              22
In offices outside the U.S. (3)              (47)            (34)             (81)            (31)            (32)             (63)
                                     -----------------------------------------------------------------------------------------------
    Total                                   (105)            (76)            (181)              4             (45)             (41)
                                     -----------------------------------------------------------------------------------------------
Purchased funds and
  other borrowings
In U.S. offices                             (168)            (44)            (212)            (17)           (116)            (133)
In offices outside the U.S. (3)             (102)            152               50             192             117              309
                                     -----------------------------------------------------------------------------------------------
    Total                                   (270)            108             (162)            175               1              176
                                     -----------------------------------------------------------------------------------------------
Long-term debt
In U.S. offices                              (11)            (60)             (71)            102             (45)              57
In offices outside the U.S. (3)              115              64              179             (99)             27              (72)
                                     -----------------------------------------------------------------------------------------------
    Total                                    104               4              108               3             (18)             (15)
                                     -----------------------------------------------------------------------------------------------
Total interest expense                     1,096          (2,067)            (971)          1,532             484            2,016
Net interest revenue                      $1,006         $   239           $1,245          $1,231           $(220)          $1,011
------------------------------------------------------------------------------------------------------------------------------------

(1) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.
(2) Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.
(3) Changes in average rates reflect changes in prevailing local interest rates including inflationary effects and monetary correction in certain countries.
--------------------------------------------------------------------------------

LOANS OUTSTANDING

In millions of dollars at year-end                  1999           1998               1997              1996               1995
------------------------------------------------------------------------------------------------------------------------------------
Consumer loans
In U.S. offices
   Mortgage and real estate                      $  37,261      $  29,962          $  28,084         $  27,173          $  25,862
   Installment, revolving credit,
     and other                                      51,570         47,869             42,415            41,489             37,321
                                               -------------------------------------------------------------------------------------
                                                    88,831         77,831             70,499            68,662             63,183
                                               -------------------------------------------------------------------------------------
In offices outside the U.S.
   Mortgage and real estate                         21,529         19,456             17,685            18,379             18,240
   Installment, revolving credit, and other         39,306         36,048             32,179            33,905             32,521
   Lease financing                                     475            484                544               754                765
                                               -------------------------------------------------------------------------------------
                                                    61,310         55,988             50,408            53,038             51,526
                                               -------------------------------------------------------------------------------------
                                                   150,141        133,819            120,907           121,700            114,709
Unearned income                                     (1,426)        (1,564)            (1,417)           (1,532)            (1,606)
                                               -------------------------------------------------------------------------------------
Consumer loans  --  net                            148,715        132,255            119,490           120,168            113,103
------------------------------------------------------------------------------------------------------------------------------------
Commercial loans
In U.S. offices
   Commercial and industrial                        17,685         13,952             11,212             9,493              9,620
   Mortgage and real estate                            910          2,165              2,398             2,977              4,681
   Lease financing                                   3,392          2,951              3,087             3,017              3,239
                                               -------------------------------------------------------------------------------------
                                                    21,987         19,068             16,697            15,487             17,540
                                               -------------------------------------------------------------------------------------
In offices outside the U.S.
   Commercial and industrial                        60,660         55,828             47,417            36,901             32,966
   Mortgage and real estate                          1,728          1,792              1,651             1,815              1,901
   Loans to financial institutions                   7,692          8,008              6,480             4,837              4,229
   Governments and official institutions             3,250          2,132              2,376             2,252              2,180
   Lease financing                                   1,648          1,386              1,092             1,294              1,098
                                               -------------------------------------------------------------------------------------
                                                    74,978         69,146             59,016            47,099             42,374
                                               -------------------------------------------------------------------------------------
                                                    96,965         88,214             75,713            62,586             59,914
Unearned income                                       (227)          (190)              (159)             (110)              (169)
                                               -------------------------------------------------------------------------------------
Commercial loans  --  net                           96,738         88,024             75,554            62,476             59,745
------------------------------------------------------------------------------------------------------------------------------------
Total loans  --  net of unearned income            245,453        220,279            195,044           182,644            172,848
Allowance for credit losses                         (6,679)        (6,617)            (6,137)           (5,743)            (5,561)
                                               -------------------------------------------------------------------------------------
Total loans--net of unearned income
   and allowance for credit losses                $238,774       $213,662           $188,907          $176,901           $167,287
--------------------------------------------------==================================================================================

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES


                                                                   Due            Over 1 but           Over
In millions of dollars at year-end                            Within 1 Year     Within 5 Years        5 Years     Total
-------------------------------------------------------------------------------------------------------------------------
Maturities of the gross commercial loan portfolio
In U.S. offices
   Commercial and industrial loans                              $  8,282            $ 6,954            $2,449     $17,685
   Mortgage and real estate                                          194                470               246         910
   Lease financing                                                 1,055              1,478               859       3,392
In offices outside the U.S.                                       53,883             16,975             4,120      74,978
                                                                ---------------------------------------------------------
Total                                                           $ 63,414            $25,877            $7,674     $96,965
----------------------------------------------------------------=========================================================
Sensitivity of loans due after one year
  to changes in interest rates (1)
   Loans at predetermined interest rates                                            $ 5,911            $2,308
   Loans at floating or adjustable interest rates                                    19,966             5,366
                                                                                    -------------------------
Total                                                                               $25,877            $7,674
----------------------------------------------------------------=========================================================

(1) Based on contractual terms. Repricing characteristics may effectively be modified from time to time using derivative contracts. See Notes 17 and 20 of Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS

In millions of dollars at year-end                  1999          1998          1997          1996          1995
----------------------------------------------------------------------------------------------------------------
Commercial cash-basis loans
Collateral dependent (at lower of cost
  or collateral value) (1)                        $  200        $  142        $  258        $  263        $  779
Other                                              1,162         1,201           806           642           755
                                                  --------------------------------------------------------------
Total                                             $1,362        $1,343        $1,064        $  905        $1,534
--------------------------------------------------==============================================================

Commercial cash-basis loans
In U.S. offices                                   $  215        $  211        $  296        $  292        $  925
In offices outside the U.S.                        1,147         1,132           768           613           609
                                                  --------------------------------------------------------------
Total                                             $1,362        $1,343        $1,064        $  905        $1,534
--------------------------------------------------==============================================================
Commercial renegotiated loans
In U.S. offices                                   $   --        $   --        $   20        $  264        $  309
In offices outside the U.S.                           43            45            39            57           112
                                                  --------------------------------------------------------------
Total                                             $   43        $   45        $   59        $  321        $  421
--------------------------------------------------==============================================================
Consumer loans on which
  accrual of interest had been suspended
In U.S. offices (2)                               $  724        $  825        $1,009        $1,184        $1,466
In offices outside the U.S.                        1,506         1,458           993         1,071         1,247
                                                  --------------------------------------------------------------
Total                                             $2,230        $2,283        $2,002        $2,255        $2,713
--------------------------------------------------==============================================================
Accruing loans 90 or more
  days delinquent (3)
In U.S. offices (2)                               $  732        $  592        $  633        $  696        $  499
In offices outside the U.S.                          452           532           467           422           498
                                                  --------------------------------------------------------------
Total                                             $1,184        $1,124        $1,100        $1,118        $  997
--------------------------------------------------==============================================================

(1) A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.
(2) Includes $12 million, $10 million, and $11 million of consumer loans on which accrual of interest had been suspended and $22 million, $30 million, and $27 million of accruing loans 90 or more days delinquent related to loans held for sale at December 31, 1999, 1998, and 1997, respectively.
(3) Substantially all consumer loans, of which $379 million, $267 million, $240 million, $239 million, and $208 million are government-guaranteed student loans at December 31, 1999, 1998, 1997, 1996, and 1995, respectively.
--------------------------------------------------------------------------------

OTHER REAL ESTATE OWNED AND ASSETS PENDING DISPOSITION

In millions of dollars at year-end                  1999           1998           1997           1996           1995
--------------------------------------------------------------------------------------------------------------------
Consumer (1)                                      $  204         $  254         $  275         $  459         $  535
Commercial (1)                                       200            262            461            614            625
Corporate/Other                                        6             --             --             --             --
                                                  ------------------------------------------------------------------
Total                                             $  410         $  516         $  736         $1,073         $1,160
--------------------------------------------------==================================================================
Assets pending disposition (2)                    $   86         $  100         $   96         $  160         $  205
--------------------------------------------------==================================================================

(1) Represents repossessed real estate, carried at lower of cost or collateral value.
(2) Represents consumer residential mortgage loans that have a high probability of foreclosure, carried at lower of cost or collateral value.
--------------------------------------------------------------------------------

FOREGONE INTEREST REVENUE ON LOANS (1)

                                                                                          In U.S.       In Non-U.S.             1999
In millions of dollars                                                                    Offices           Offices            Total
------------------------------------------------------------------------------------------------------------------------------------
Interest revenue that would have been accrued at original contractual rates (2)              $111              $435             $546
Amount recognized as interest revenue (2)                                                      45               101              146
                                                                                             ---------------------------------------
Foregone interest revenue                                                                    $ 66              $334             $400
---------------------------------------------------------------------------------------------=======================================

(1) Relates to commercial cash-basis and renegotiated loans and consumer loans on which accrual of interest had been suspended.

(2) Interest revenue in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain countries.
--------------------------------------------------------------------------------

DETAILS OF CREDIT LOSS EXPERIENCE

In millions of dollars                                           1999           1998           1997            1996            1995
------------------------------------------------------------------------------------------------------------------------------------
Allowance for credit losses
  at beginning of year                                        $ 6,617        $ 6,137        $ 5,743         $ 5,561         $ 5,337
                                                              ---------------------------------------------------------------------

Provision for credit losses
Consumer                                                        2,489          2,367          2,225           2,207           1,935
Commercial                                                        348            384            (28)             (7)            241
                                                              ---------------------------------------------------------------------
                                                                2,837          2,751          2,197           2,200           2,176
                                                              ---------------------------------------------------------------------
Gross credit losses
Consumer (1)
In U.S. offices                                                 1,680          1,726          1,736           1,562           1,347
In offices outside the U.S.                                     1,270          1,009            868             876             825
Commercial
Mortgage and real estate
   In U.S. offices                                                 --             13             21              27             118
   In offices outside the U.S.                                     10             58             47              32              25
Governments and official institutions
  in offices outside the U.S.                                      --              3             --              --              37
Loans to financial institutions in offices
  outside the U.S.                                                 11             97              7              12              11
Commercial and industrial
   In U.S. offices                                                 37             62              7              29              40
   In offices outside the U.S.                                    466            343            109             159             137
                                                              ---------------------------------------------------------------------
                                                                3,474          3,311          2,795           2,697           2,540
                                                              ---------------------------------------------------------------------
Credit recoveries
Consumer (1)
In U.S. offices                                                   245            235            273             257             260
In offices outside the U.S.                                       294            262            234             216             187
Commercial
Mortgage and real estate
   In U.S. offices                                                 12             83             47              88              26
   In offices outside the U.S.                                      2             10              7               8              21
Governments and official institutions
  in offices outside the U.S.                                      --             10             36              81              52
Loans to financial institutions in offices
  outside the U.S.                                                  5             16             17               1               1
Commercial and industrial
   In U.S. offices                                                  5             21             58              44              80
   In offices outside the U.S.                                     93             30             54              44              46
                                                              ---------------------------------------------------------------------
                                                                  656            667            726             739             673
                                                              ---------------------------------------------------------------------
Net credit losses
In U.S. offices                                                 1,455          1,462          1,386           1,229           1,139
In offices outside the U.S.                                     1,363          1,182            683             729             728
                                                              ---------------------------------------------------------------------
                                                                2,818          2,644          2,069           1,958           1,867
                                                              ---------------------------------------------------------------------
Other-net (2)                                                      43            373            266             (60)            (85)
                                                              ---------------------------------------------------------------------
Allowance for credit losses
  at end of year                                              $ 6,679        $ 6,617        $ 6,137         $ 5,743         $ 5,561
--------------------------------------------------------------=====================================================================
Net consumer credit losses                                    $ 2,411        $ 2,238        $ 2,097         $ 1,965         $ 1,725
As a percentage of average
  consumer loans                                                 1.77           1.82           1.79            1.74            1.61
-----------------------------------------------------------------------------------------------------------------------------------
Net commercial credit losses
  (recoveries)                                                $   407        $   406        $   (28)        $    (7)        $   142
As a percentage of average
  commercial loans                                               0.45           0.50             NM              NM            0.25
--------------------------------------------------------------=====================================================================

(1) Consumer credit losses and recoveries primarily relate to revolving credit and installment loans.
(2) In 1999, primarily includes the addition of allowance for credit losses related to acquisitions and foreign currency translation effects. In 1998, reflects the addition of $320 million of credit loss reserves related to the acquisition of the Universal Card portfolio. In 1997, $373 million was restored to the allowance for credit losses that had previously been attributed to credit card securitization transactions where the exposure to credit losses is contractually limited to the cash flows from the securitized receivables, $50 million attributable to standby letters of credit and guarantees was reclassified to other liabilities, and $50 million attributable to derivative and foreign exchange contracts was reclassified as a deduction from trading account assets.
NM    Not meaningful.
--------------------------------------------------------------------------------

AVERAGE DEPOSIT LIABILITIES IN OFFICES OUTSIDE THE U.S. (1)

                                                                1999                           1998                             1997
------------------------------------------------------------------------------------------------------------------------------------
                                             Average       % Average        Average       % Average                        % Average
In millions of dollars at year-end           Balance   Interest Rate        Balance   Interest Rate  Average Balance   Interest Rate
------------------------------------------------------------------------------------------------------------------------------------
Banks (2)                                   $ 21,993            7.10       $ 18,559            8.46         $ 15,326            7.33
Other demand deposits                         38,867            3.14         33,466            3.49           31,833            2.99
Other time and savings deposits (2)          117,742            5.64        105,357            6.98           90,610            6.75
                                            ---------                      ---------                        --------
Total                                       $178,602            5.28       $157,382            6.41         $137,769            5.95
--------------------------------------------========================================================================================

(1) Interest rates and amounts include the effects of risk management activities, and also reflect the impact of the local interest rates prevailing in certain countries. See Note 17 of Notes to Consolidated Financial Statements.
(2) Primarily consists of time certificates of deposit and other time deposits in denominations of $100,000 or more.
--------------------------------------------------------------------------------

MATURITY PROFILE OF TIME DEPOSITS ($100,000 OR MORE) IN U.S. OFFICES

                                                                 Under         Over 3 to          Over 6 to         Over
In millions of dollars at year-end 1999                       3 Months          6 Months          12 Months    12 Months
------------------------------------------------------------------------------------------------------------------------
Certificates of deposit                                         $5,289              $451               $640         $596
Other time deposits                                              1,497               225                110           82
----------------------------------------------------------------========================================================

PURCHASED FUNDS AND OTHER BORROWINGS (1)

                                       Federal Funds Purchased
                                     and Securities Sold Under
                                         Repurchase Agreements                Commercial Paper         Other Funds Borrowed (2)
                                    -------------------------------------------------------------------------------------------
In millions of dollars                  1999            1998             1999            1998            1999             1998
-------------------------------------------------------------------------------------------------------------------------------
Amount outstanding at year-end        $8,004         $10,421           $5,027          $3,040         $12,065          $12,034
Average outstanding during
  the year                             6,734          11,197            3,819           5,564          11,579            9,496
Maximum month-end outstanding          8,465          13,616            5,027           8,711          16,405           12,034
-------------------------------------------------------------------------------------------------------------------------------
Weighted-average interest rate
During the year (3)                     5.72%           5.17%            5.11%           5.75%          12.13%           13.13%
At year-end (4)                         5.57            6.58             6.12            5.36            8.28            12.14
---------------------------------------========================================================================================

(1)   Original maturities of less than one year.
(2) Rates reflect the impact of local interest rates prevailing in countries outside the United States.
(3) Interest rates include the effects of risk management activities. See Note 17 of Notes to Consolidated Financial Statements.
(4)   Based on contractual rates at year-end.

RATIOS

                                                     1999       1998       1997
--------------------------------------------------------------------------------
Net income to average assets                         1.44%      0.90%      1.25%
Return on average total stockholder's equity        20.39%     13.31%     17.15%
Total average equity to average assets               7.07%      6.78%      7.32%
----------------------------------------------------============================