Form 10-Q
period 2000-03-31
CITICORP
filed 2000-05-15
CIK 20405

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                                    Citicorp

                                TABLE OF CONTENTS
                                -----------------

                         Part I - Financial Information

Item 1. Financial Statements:                                           Page No.
                                                                        --------

        Consolidated Statements of Income (Unaudited) -
         Three Months Ended March 31, 2000 and 1999                         23

        Consolidated Balance Sheets -
          March 31, 2000 (Unaudited) and December 31, 1999                  24

        Consolidated Statements of Changes in Stockholder's Equity
          (Unaudited) - Three Months Ended March 31, 2000 and 1999          25

        Consolidated Statements of Cash Flows (Unaudited) -
          Three Months Ended March 31, 2000 and 1999                        26

        Consolidated Balance Sheets of Citibank, N.A. and Subsidiaries -
          March 31, 2000 (Unaudited) and December 31, 1999                  27

        Notes to Consolidated Financial Statements (Unaudited)              28

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                1-22

Item 3. Quantitative and Qualitative Disclosures about Market Risk         17-19
                                                                            31

                           Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K                                    37

Signatures                                                                  38

Exhibit Index                                                               39

CITICORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS

BUSINESS FOCUS

The table below shows the core income (loss) for each of Citicorp's businesses:

                                                                                                            First Quarter
                                                                                                  ----------------------------------
In millions of dollars                                                                                  2000            1999 (1)
------------------------------------------------------------------------------------------------------------------------------------
Global Consumer
Citibanking North America                                                                             $  138             $  72
Mortgage Banking                                                                                          63                61
Cards                                                                                                    297               276
CitiFinancial                                                                                            112                71
                                                                                                  ----------------------------------
     Total North America                                                                                 610               480
                                                                                                  ----------------------------------
Europe, Middle East & Africa                                                                              99                67
Asia Pacific                                                                                             166               101
Latin America                                                                                             70                46
                                                                                                  ----------------------------------
     Total International                                                                                 335               214
                                                                                                  ----------------------------------
e-Citi                                                                                                   (93)              (35)
Other                                                                                                    (26)              (15)
                                                                                                  ----------------------------------
Total Global Consumer                                                                                    826               644
                                                                                                  ----------------------------------

Global Corporate Bank
Emerging Markets                                                                                         396               324
Global Relationship Banking                                                                              247               196
                                                                                                  ----------------------------------
Total Global Corporate Bank                                                                              643               520
                                                                                                  ----------------------------------

Global Investment Management and Private Banking
Citibank Asset Management                                                                                 (1)                7
Citibank Private Bank                                                                                     82                57
                                                                                                  ----------------------------------
Total Global Investment Management and Private Banking                                                    81                64
                                                                                                  ----------------------------------

Corporate/Other                                                                                         (160)              (46)

Investment Activities                                                                                    767                72
                                                                                                  ----------------------------------
Core income                                                                                            2,157             1,254
                                                                                                  ----------------------------------

Restructuring-related items, after-tax (2)                                                               (12)              (50)
                                                                                                  ----------------------------------
Net income                                                                                            $2,145            $1,204
--------------------------------------------------------------------------------------------------==================================

(1)   Reclassified to conform to the current period's presentation.
(2) Includes $20 million pretax ($12 million after-tax) and $79 million pretax ($50 million after-tax) of accelerated depreciation in 2000 and 1999, respectively. See Note 6 of Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

INCOME ANALYSIS

The income analysis reconciles amounts shown in the Consolidated Statements of Income on page 23 to the basis presented in the business segment discussions.

                                                                                                            First Quarter
                                                                                                  ----------------------------------
In millions of dollars                                                                                  2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                                                                $8,700            $6,840
Effect of credit card securitization activity                                                             519               588
                                                                                                  ----------------------------------
Adjusted revenues, net of interest expense                                                              9,219             7,428
                                                                                                  ----------------------------------
Total operating expenses                                                                                4,592             4,183
Restructuring-related items                                                                               (20)              (79)
                                                                                                  ----------------------------------
Adjusted operating expenses                                                                             4,572             4,104
                                                                                                  ----------------------------------
Operating margin                                                                                        4,647             3,324
                                                                                                  ----------------------------------
Provision for credit losses                                                                               751               729
Effect of credit card securitization activity                                                             519               588
                                                                                                  ----------------------------------
Adjusted provision for credit losses                                                                    1,270             1,317
                                                                                                  ----------------------------------
Core income before income taxes                                                                         3,377             2,007
Taxes on core income                                                                                    1,220               753
                                                                                                  ----------------------------------
Core income                                                                                             2,157             1,254
Restructuring-related items, after-tax                                                                    (12)              (50)
                                                                                                  ----------------------------------
Net income                                                                                             $2,145            $1,204
--------------------------------------------------------------------------------------------------==================================

Results of Operations

Citicorp reported core income of $2.157 billion in the 2000 first quarter, up $903 million or 72% from $1.254 billion in the 1999 first quarter. Core income excluded charges of $12 million and $50 million for after-tax restructuring-related items in the 2000 and 1999 first quarters, respectively (see Note 6 of Notes to the Consolidated Financial Statements). Net income for the quarter was $2.145 billion, up $941 million or 78% from $1.204 billion. Core income return on common equity was 32.0%, compared to 20.2% for the year-ago quarter.

Global Consumer's core income in the 2000 first quarter increased $182 million or 28% from the 1999 first quarter reflecting growth in virtually all businesses, particularly in the International businesses where core income grew $121 million or 57% from the year-ago quarter, marked by strong performance in Asia Pacific and Europe, Middle East and Africa, as well as improvements in Latin America. North America core income in the 2000 first quarter increased $130 million or 27% from the 1999 first quarter reflecting the continued strong performance of Citibanking North America, CitiFinancial and Cards. The increase in Global Consumer core income was partially offset by e-Citi, reflecting charges related to the termination of certain contracts and other initiatives. Global Corporate Bank improved $123 million or 24% over last year's first quarter reflecting strong growth in all businesses, and was led by Emerging Markets, up $72 million or 22%, and Global Relationship Banking (GRB), up $51 million or 26%. Global Investment Management and Private Banking grew $17 million or 27% from the 1999 first quarter, as revenue growth outpaced increased business development expenses and higher credit costs. Investment Activities core income was up $695 million from the year-ago quarter, primarily reflecting strong venture capital results.

Adjusted revenues, net of interest expense, of $9.2 billion in the 2000 first quarter were up $1.8 billion or 24% from the 1999 first quarter. Global Consumer adjusted revenues, net of interest expense, in the 2000 first quarter were up $491 million or 11% from the 1999 first quarter to $5.1 billion, led by International, up $252 million or 16%, reflecting higher business volumes, including strong growth in investment product sales and the effect of recent acquisitions. North America revenues grew $225 million or 7% from the year-ago first quarter led by CitiFinancial, up $101 million or 28% primarily due to recent acquisitions and strong growth in receivables, and Citibanking North America, up $71 million or 14% reflecting higher deposit spreads, volumes and fees, and investment product sales, and was partially offset by lower loan revenues. Global Corporate Bank revenues of $2.4 billion in the 2000 first quarter were up $175 million or 8% from a year ago. Emerging Markets was up $97 million or 8% from the 1999 first quarter reflecting broad-based growth in transaction services and loan products while GRB was up $78 million or 7%, primarily due to growth in equity derivatives, transaction services and structured products. Global Investment Management and Private Banking revenues of $473 million in the 2000 first quarter were up $98 million or 26% from the 1999 first quarter primarily from growth in both assets and client business volumes under management. Adjusted revenues in Investment Activities increased $1.1 billion from the 1999 first quarter, primarily reflecting increases in venture capital results and corporate-related investments, and was partially offset by writedowns in the refinancing portfolio.

Net interest revenue as shown on the Consolidated Statement of Income was $3.7 billion in the 2000 first quarter, up $127 million or 4% from the comparable 1999 period, reflecting business volume growth in most markets. Net interest revenue, adjusted for the effect of credit card securitization of $4.7 billion, was up $62 million or 1% from the 1999 first quarter. Adjusted fees and commissions revenues in the 2000 first quarter of $2.2 billion were up $482 million or 29% from the year-ago quarter, primarily as a result of growth in assets under fee-based management and investment product sales. Aggregate securities transactions and net asset gains of

$148 million in the 2000 first quarter increased $82 million from the 1999 first quarter, reflecting higher levels of securities sales and net asset gains, partially offset by writedowns in the refinancing portfolio. Other revenue, excluding net asset gains, of $1.9 billion in the 2000 first quarter increased $1.2 billion from 1999, primarily reflecting higher venture capital results.

Adjusted operating expenses of $4.6 billion for the 2000 first quarter, which exclude the restructuring-related items, were up $468 million or 11% from the comparable 1999 period. Global Consumer expenses increased 12% from the 1999 first quarter, reflecting acquisitions in various businesses, charges related to the termination of certain contracts and initiatives at e-Citi, an increase in sales-related expenses, and higher business volume and expansion initiatives, partially offset by a decrease in fixed expenses from cost-reduction programs. Global Corporate Bank expenses in the 2000 first quarter were down 2% from the year-ago quarter, primarily attributable to lower year 2000 and European Economic Monetary Union (EMU) expenses. Global Investment Management and Private Banking expenses increased 22% from the 1999 first quarter, primarily reflecting higher costs associated with the continued expansion of sales and marketing efforts and investments in technology. Corporate/Other expenses increased $150 million or 124% from the 1999 first quarter, primarily reflecting a $108 million pretax expense (which had minimal impact on Citicorp's earnings after related tax benefits and investment gains) for the contribution of appreciated venture capital securities to Citigroup's Foundation and higher technology expenses, and was partially offset by lower corporate staff costs.

Provision for credit losses adjusted for credit card securitization activity of $519 million was $1.3 billion in the 2000 first quarter, down $47 million from the 1999 first quarter. Global Consumer adjusted provision for credit losses of $1.1 billion in the 2000 first quarter decreased 6% from the year-ago quarter. Managed net credit losses were $1.150 billion and the related loss ratio was 2.30% in the 2000 first quarter, down from $1.162 billion and 2.36% in the preceding quarter and $1.165 billion and 2.61% a year ago. The managed consumer loan delinquency ratio (90 days or more past due) decreased to 1.87% from 1.91% at December 31, 1999 and 2.09% a year ago. Global Corporate Bank provision for credit losses of $121 million in the 2000 first quarter increased 9% from 1999. Compared to the 1999 first quarter, Emerging Markets provision for credit losses improved in Asia while GRB provision for credit losses increased in North America. The provision for credit losses as shown in the Consolidated Statements of Income was $751 million in the 2000 first quarter, up $22 million from a year ago.

Total capital (Tier 1 and Tier 2) was $38.4 billion or 12.00% of net risk-adjusted assets, and Tier 1 capital was $25.8 billion or 8.07% at March 31, 2000, compared to $37.4 billion or 12.10% and $25.0 billion or 8.11%, respectively, at December 31, 1999.

GLOBAL CONSUMER

                                                                                           First Quarter
                                                                                 -----------------------------------       %
In millions of dollars                                                                 2000           1999 (1)           Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                                              $4,620           $4,060               14
Effect of credit card securitization activity                                           519              588              (12)
                                                                                 -----------------------------------
Adjusted revenues, net of interest expense                                            5,139            4,648               11
                                                                                 -----------------------------------
Adjusted operating expenses (2)                                                       2,691            2,413               12
                                                                                 -----------------------------------
Provision for credit losses                                                             608              610                -
Effect of credit card securitization activity                                           519              588              (12)
                                                                                 -----------------------------------
Adjusted provision for credit losses                                                  1,127            1,198               (6)
                                                                                 -----------------------------------
Core income before taxes                                                              1,321            1,037               27
Income taxes                                                                            495              393               26
                                                                                 -----------------------------------
Core income                                                                             826              644               28
Restructuring-related items, after-tax                                                    4               38              (89)
                                                                                 -----------------------------------
Net income                                                                           $  822           $  606               36
---------------------------------------------------------------------------------===================================================
Average assets (in billions of dollars)                                                $169             $158                7
Return on assets                                                                       1.96%            1.56%
---------------------------------------------------------------------------------===================================================
Excluding restructuring-related items
Return on assets                                                                       1.97%            1.65%
---------------------------------------------------------------------------------===================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
--------------------------------------------------------------------------------

Global Consumer -- which provides banking, lending, and investment products and services, including credit and charge cards, to customers around the world -- reported core income of $826 million in the 2000 first quarter, up $182 million or 28% from 1999, reflecting growth in virtually all businesses, particularly in the International businesses where core income grew $121 million or 57% marked by strong performance in Asia Pacific and Europe, Middle East & Africa, as well as improvements in Latin America. North America core income in the 2000 first quarter increased $130 million or 27% from a year ago reflecting the continued strong performance of Citibanking, CitiFinancial, and Cards. Net losses in e-Citi in the 2000 first quarter increased $58 million from the 1999 first quarter reflecting charges related to the termination of certain contracts and other initiatives. Net income of $822 million in the 2000 first quarter and $606 million in the 1999 first quarter included restructuring-related items of $4 million ($6 million pretax) and $38 million ($61 million pretax), respectively.

North America

Citibanking North America

                                                                                           First Quarter
                                                                                 -----------------------------------       %
In millions of dollars                                                                 2000           1999 (1)           Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                                                $576             $505               14
Adjusted operating expenses (2)                                                         335              357               (6)
Provision for credit losses                                                               9               23              (61)
                                                                                 -----------------------------------
Core income before taxes                                                                232              125               86
Income taxes                                                                             94               53               77
                                                                                 -----------------------------------
Core income                                                                             138               72               92
Restructuring-related items, after-tax                                                    -              (14)              NM
                                                                                 -----------------------------------
Net income                                                                             $138             $ 58              138
---------------------------------------------------------------------------------===================================================
Average assets (in billions of dollars)                                                $  9             $ 10              (10)
Return on assets                                                                       6.17%            2.35%
---------------------------------------------------------------------------------===================================================
Excluding restructuring-related items
Return on assets                                                                       6.17%            2.92%
---------------------------------------------------------------------------------===================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Citibanking North America -- which delivers banking, lending, and investment services to customers through Citibank's branches and electronic delivery systems -- reported core income of $138 million in the 2000 first quarter, up $66 million or 92% from 1999 due to revenue growth, reduced expenses, and credit cost improvements. Net income of $58 million in the 1999 first quarter included restructuring-related items of $14 million ($22 million pretax).

As shown in the following table, Citibanking grew accounts and customer deposits from 1999. Loans declined from a year ago as loan repayments exceeded loan originations.

                                                                                           First Quarter
                                                                                 -----------------------------------       %
In billions of dollars                                                                 2000             1999             Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions)                                                                  6.3              5.9                7
Average customer deposits                                                             $43.5            $41.6                5
Average loans                                                                           7.3              7.7               (5)
---------------------------------------------------------------------------------===================================================

Revenues, net of interest expense, of $576 million in the 2000 first quarter increased $71 million or 14% from the first quarter of 1999 reflecting higher customer deposit spreads, volumes, and fees, and higher investment product sales, and was partially offset by lower loan revenues. Investment product fees and commissions increased by 54% from the 1999 first quarter. Adjusted operating expenses in the 2000 first quarter declined $22 million or 6% from a year ago, reflecting reduced fixed expenses and lower marketing costs.

The provision for credit losses declined to $9 million in the 2000 first quarter from $23 million in the 1999 first quarter. The net credit loss ratio of 0.96% in the 2000 first quarter declined from 1.23% in the 1999 fourth quarter and 1.27% a year ago. Loans delinquent 90 days or more of $48 million or 0.66% of loans at March 31, 2000 declined from $55 million or 0.75% at December 31, 1999 and $103 million or 1.34% a year ago. The declines in the provision for credit losses and delinquencies reflect continued improvement in the portfolio and a decline in loan volumes.

Mortgage Banking

                                                                                           First Quarter
                                                                                 -----------------------------------       %
In millions of dollars                                                                 2000           1999 (1)           Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                                                $204             $171               19
Total operating expenses                                                                 93               64               45
Provision for credit losses                                                               5                3               67
                                                                                 -----------------------------------
Income before taxes                                                                     106              104                2
Income taxes                                                                             43               43                -
                                                                                 -----------------------------------
Net income                                                                             $ 63             $ 61                3
---------------------------------------------------------------------------------===================================================
Average assets (in billions of dollars)                                                $ 33             $ 28               18
Return on assets                                                                       0.77%            0.88%
---------------------------------------------------------------------------------===================================================

(1)   Reclassified to conform to the current period's presentation.
--------------------------------------------------------------------------------

Mortgage Banking -- which originates and services mortgages and student loans for customers across North America -- reported net income of $63 million in the 2000 first quarter, up $2 million or 3% from 1999, reflecting the effect of the April 1999 acquisition of the principal operating assets and certain liabilities of Source One Mortgage Services Corporation (Source One) and growth in student loans. Excluding Source One, mortgage income declined slightly from the prior year reflecting the effect of rising interest rates on the volume and mix of originations.

As shown in the following table, accounts and loans increased in the 2000 first quarter reflecting growth in student loans and the effect of the Source One acquisition. Mortgage originations declined as a result of the higher interest rate environment.

                                                                                           First Quarter
                                                                                 -----------------------------------       %
In billions of dollars                                                                 2000             1999             Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions) (1)                                                              3.5              2.8               25
Average loans (1)                                                                     $30.9            $26.6               16
Mortgage originations                                                                   3.4              3.8              (11)
---------------------------------------------------------------------------------===================================================

(1)   Includes student loans.
--------------------------------------------------------------------------------

Revenues, net of interest expense, of $204 million in the 2000 first quarter grew $33 million or 19% from 1999, reflecting the Source One acquisition and growth in the student loan portfolio. Adjusted operating expenses increased $29 million or 45% from 1999, principally due to Source One.

The provision for credit losses of $5 million in the 2000 first quarter increased from $3 million in 1999. The net credit loss ratio of 0.14% in the 2000 first quarter declined from 0.15% in the 1999 fourth quarter and 0.20% a year ago, reflecting improvement in the mortgage portfolio. Loans delinquent 90 days or more were $719 million or 2.29% of loans at March 31, 2000 compared with $696 million or 2.31% at December 31, 1999 and $610 million or 2.29% a year ago. The increase in delinquent loans from a year ago reflects higher student loan volumes and a statutory increase in the length of time Citicorp must hold delinquent government-guaranteed student loans prior to submitting a claim under the government guarantee, and was partially offset by an improvement in mortgage delinquencies.

Cards

                                                                                           First Quarter
                                                                                 -----------------------------------       %
In millions of dollars                                                                 2000           1999 (1)           Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                                              $1,477           $1,388                6
Effect of credit card securitization activity                                           519              588              (12)
                                                                                 -----------------------------------
Adjusted revenues, net of interest expense                                            1,996            1,976                1
Total operating expenses                                                                727              724                -
Adjusted provision for credit losses (2)                                                799              818               (2)
                                                                                 -----------------------------------
Income before taxes                                                                     470              434                8
Income taxes                                                                            173              158                9
                                                                                 -----------------------------------
Net income                                                                           $  297           $  276                8
---------------------------------------------------------------------------------===================================================
Average assets (in billions of dollars) (3)                                          $   30           $   29                3
Return on assets (4)                                                                   3.98%            3.86%
---------------------------------------------------------------------------------===================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Adjusted for the effect of credit card securitization.
(3) Adjusted for the effect of credit card securitization, managed average assets for Cards were $78 billion and $73 billion in the first quarters of 2000 and 1999, respectively.
(4) Adjusted for the effect of credit card securitization, the return on managed assets for Cards was 1.53% in the first quarters of both 2000 and 1999.
--------------------------------------------------------------------------------

Cards -- U.S. bankcards, Canada bankcards, and North America Diners Club -- reported net income of $297 million in the 2000 first quarter, up $21 million or 8% from 1999, reflecting an increase in the U.S. bankcards business.

Risk adjusted margin is a measure of profitability that takes adjusted revenues less managed net credit losses as a percentage of average managed loans, consistent with the goal of matching the revenues generated by the loan portfolio with the credit risk undertaken. As shown in the following table, U.S. bankcards risk adjusted margin of 6.13% declined 29 basis points from the 1999 first quarter reflecting lower spreads offset by credit improvement and an increase in non-interest revenues, primarily interchange fees.

                                                                                                            First Quarter
                                                                                                  ----------------------------------
In billions of dollars                                                                                  2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Risk adjusted revenues (1)                                                                              $1.101            $1.067
Risk adjusted margin % (2)                                                                               6.13%             6.42%
--------------------------------------------------------------------------------------------------==================================

(1)   Adjusted revenues less managed net credit losses.
(2)   Risk adjusted revenues as a percentage of average managed loans.
--------------------------------------------------------------------------------

Adjusted revenues, net of interest expense, of $1.996 billion in the 2000 first quarter increased $20 million or 1% from 1999 as higher interchange fee revenues from sales volume growth and pricing changes were offset by lower spreads. Spread compression in the portfolio principally reflects higher funding costs due to increased interest rates, changes in portfolio mix, including an increased percentage of the portfolio priced at low introductory rates, and a lag in repricing of card member accounts as interest rates rise. Spread compression may continue in 2000 as a result of a higher interest rate environment and continued competitive pressures. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 16.

As shown in the following table, on a managed basis, the U.S. bankcard portfolio experienced a 15% growth in sales volume and a 6% growth in receivables. Accounts declined 1% from the 1999 first quarter reflecting management initiatives that resulted in the closing of inactive and/or high-risk accounts.

                                                                                           First Quarter
                                                                                 -----------------------------------       %
In billions of dollars                                                                 2000             1999             Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions)                                                                 40.8             41.4               (1)
Total sales                                                                           $42.3            $36.8               15
End-of-period managed receivables                                                      73.3             69.4                6
---------------------------------------------------------------------------------===================================================

The adjusted provision for credit losses was $799 million in the 2000 first quarter, down from $818 million in 1999. U.S. bankcards managed net credit losses in the 2000 first quarter were $782 million and the related loss ratio was 4.35%, down from $783 million and 4.43% in the 1999 fourth quarter and $784 million and 4.72% in the 1999 first quarter. U.S. bankcards managed loans delinquent 90 days or more were $1.058 billion or 1.45% of loans at March 31, 2000, compared with $1.061 billion or 1.44% at December 31, 1999 and $1.007 billion or 1.46% at March 31, 1999. The improvement in the net credit loss ratio from a year ago reflects stable industry-wide bankruptcy trends and credit risk management initiatives.

CitiFinancial

                                                                                           First Quarter
                                                                                 -----------------------------------       %
In millions of dollars                                                                 2000           1999 (1)           Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                                                $462             $361               28
Adjusted operating expenses (2)                                                         209              161               30
Provision for credit losses                                                              76               87              (13)
                                                                                 -----------------------------------
Core income before taxes                                                                177              113               57
Income taxes                                                                             65               42               55
                                                                                 -----------------------------------
Core income                                                                             112               71               58
Restructuring-related items, after-tax                                                    -                1               NM
                                                                                 -----------------------------------
Net income                                                                             $112             $ 70               60
---------------------------------------------------------------------------------===================================================
Average assets (in billions of dollars)                                                $ 18             $ 14               29
Return on assets                                                                       2.50%            2.03%
------------------------------------------------------------------------------------------------------------------------------------
Excluding restructuring-related items
Return on assets                                                                       2.50%            2.06%
---------------------------------------------------------------------------------===================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

CitiFinancial - which provides community based lending services through its branch network and through cross-selling initiatives with other Citigroup businesses - reported core income of $112 million in the 2000 first quarter up $41 million or 58% from 1999, reflecting the contribution from recent acquisitions, lower credit costs, and strong business volume growth.

As shown in the following table, receivables grew 24% from the 1999 first quarter due to higher volumes at CitiFinancial branches, cross selling of products through Primerica distribution channels and the effect of recent acquisitions. The average yield on receivables of 14.13% declined 25 basis points from the 1999 first quarter reflecting a shift in the portfolio mix toward lower-risk real estate loans that have lower yields. At March 31, 2000, the portfolio consisted of 58% real estate-secured loans, 34% personal loans, and 8% sales finance and other compared with 56%, 36%, and 8% in 1999, respectively.

                                                                                           First Quarter
                                                                                 -----------------------------------   Increase/
                                                                                      2000               1999          Decrease
------------------------------------------------------------------------------------------------------------------------------------
End-of-period receivables (1) (in billions of dollars)                                 $16.0            $12.9              24%
Average yield %                                                                        14.13%           14.38%            (25) bps
------------------------------------------------------------------------------------------------------------------------------------

(1)   Excludes $0.2 billion of loans held for sale in the 2000 first quarter.
--------------------------------------------------------------------------------

Revenues, net of interest expense, of $462 million in the 2000 first quarter increased $101 million or 28% from 1999 and expenses of $209 million in the 2000 first quarter grew $48 million or 30% from the 1999 first quarter, reflecting recent acquisitions and strong growth in receivables.

The provision for credit losses was $76 million in the 2000 first quarter, down from $87 million in 1999. The net credit loss ratio was 1.92% in the 2000 first quarter, down from 2.19% in the 1999 fourth quarter and 2.38% a year ago. The 2000 first quarter net credit loss ratio included a benefit of approximately 27 basis points related to a change in write-off policy for certain bankrupt accounts. Loans delinquent 90 days or more were $216 million or 1.33% of loans at March 31, 2000, compared with $203 million or 1.31% at December 31, 1999 and $183 million or 1.42% a year ago.

International Consumer

Europe, Middle East & Africa

                                                                                           First Quarter
                                                                                 -----------------------------------       %
In millions of dollars                                                                 2000           1999 (1)           Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                                                $593             $561                6
Adjusted operating expenses (2)                                                         365              377               (3)
Provision for credit losses                                                              71               77               (8)
                                                                                 -----------------------------------
Core income before taxes                                                                157              107               47
Income taxes                                                                             58               40               45
                                                                                 -----------------------------------
Core income                                                                              99               67               48
Restructuring-related items, after-tax                                                    -                6               NM
                                                                                 -----------------------------------
Net income                                                                             $ 99             $ 61               62
---------------------------------------------------------------------------------===================================================
Average assets (in billions of dollars)                                                $ 22             $ 22                -
Return on assets                                                                       1.81%            1.12%
------------------------------------------------------------------------------------------------------------------------------------
Excluding restructuring-related items
Return on assets                                                                       1.81%            1.24%
---------------------------------------------------------------------------------===================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Europe, Middle East & Africa (EMEA - including India and Pakistan) -- which provides banking, lending, and investment services, including credit and charge cards, to customers throughout the region -- reported core income of $99 million in the 2000 first quarter, up $32 million or 48% from 1999, reflecting growth across the region, particularly in Germany and India. Net income of $61 million in the 1999 first quarter included restructuring-related items of $6 million ($10 million pretax).

The net effects of foreign currency translation reduced core income by approximately $12 million from the 1999 first quarter and reduced revenue and expense growth by approximately 12% and 10%, respectively.

As shown in the following table, EMEA reported 8% account growth from a year ago primarily reflecting loan growth, including credit cards. However, loans and customer deposits were reduced by the effect of foreign currency translation.

                                                                                           First Quarter
                                                                                 -----------------------------------       %
In billions of dollars                                                                 2000             1999             Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions)                                                                 11.4             10.6                8
Average customer deposits                                                             $16.5            $17.6               (6)
Average loans                                                                          16.8             16.7                1
---------------------------------------------------------------------------------===================================================

Revenues, net of interest expense, of $593 million in the 2000 first quarter grew $32 million or 6% from 1999, reflecting loan growth, higher investment product fees, and improved deposit spreads. Adjusted operating expenses of $365 million in the 2000 first quarter were down $12 million or 3% from 1999 as costs associated with higher business volumes and franchise growth in Central and Eastern Europe were more than offset by the effect of foreign currency translation.

The provision for credit losses was $71 million in the 2000 first quarter, down from $77 million in 1999. The net credit loss ratio was 1.70% in the 2000 first quarter, compared with 1.56% in the 1999 fourth quarter and 1.81% a year ago. Loans delinquent 90 days or more were $875 million or 5.26% of loans at March 31, 2000, down from $914 million or 5.33% at December 31, 1999 and $893 million or 5.40% a year ago.

Asia Pacific

                                                                                           First Quarter
                                                                                 -----------------------------------       %
In millions of dollars                                                                 2000           1999 (1)           Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                                                $683             $519               32
Adjusted operating expenses (2)                                                         343              268               28
Provision for credit losses                                                              74               88              (16)
                                                                                 -----------------------------------
Core income before taxes                                                                266              163               63
Income taxes                                                                            100               62               61
                                                                                 -----------------------------------
Core income                                                                             166              101               64
Restructuring-related items, after-tax                                                    3                7              (57)
                                                                                 -----------------------------------
Net income                                                                             $163             $ 94               73
---------------------------------------------------------------------------------===================================================
Average assets (in billions of dollars)                                                $ 33             $ 29               14
Return on assets                                                                       1.99%            1.31%
------------------------------------------------------------------------------------------------------------------------------------
Excluding restructuring-related items
Return on assets                                                                       2.02%            1.41%
---------------------------------------------------------------------------------===================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
--------------------------------------------------------------------------------

Asia Pacific (including Japan and Australia) -- which provides banking, lending, and investment services, including credit and charge cards, to customers throughout the region -- reported core income of $166 million in the 2000 first quarter, up $65 million or 64% from 1999, reflecting business growth across the region. Net income of $163 million in the 2000 first quarter and $94 million in the 1999 first quarter included restructuring-related items of $3 million ($4 million pretax) and $7 million ($11 million pretax), respectively.

During the 2000 first quarter, Citibank acquired the Diners Club franchise in Japan which added approximately $0.5 billion in receivables and 0.6 million accounts.

As shown in the following table, Asia Pacific experienced double-digit growth in accounts, customer deposits, and loans when compared to the 1999 first quarter, reflecting significant increases in Japan, growth in the Cards business across the region, and economic stabilization in most countries.

                                                                                           First Quarter
                                                                                 -----------------------------------       %
In billions of dollars                                                                 2000             1999             Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions)                                                                 10.0              8.1               23
Average customer deposits                                                             $46.4            $39.9               16
Average loans                                                                          25.1             22.1               14
---------------------------------------------------------------------------------===================================================

Revenues, net of interest expense, of $683 million in the 2000 first quarter, increased $164 million or 32% from 1999, reflecting higher investment product sales, growth in customer deposits and loans, and improved spreads. Adjusted operating expenses in the 2000 first quarter were up $75 million or 28% from the 1999 first quarter, reflecting increased variable compensation, including higher investment product sales commissions, and increased marketing. Revenue and expense increases also reflect the acquisition of Diners Club Japan in the 2000 first quarter.

The provision for credit losses was $74 million in the 2000 first quarter, down from $88 million in 1999. The net credit loss ratio was 1.19% in the quarter, up slightly from 1.15% in the 1999 fourth quarter, but down from 1.43% in the 1999 first quarter. Loans delinquent 90 days or more were $443 million or 1.73% of loans at March 31, 2000, down from $453 million or 1.80% at December 31, 1999 and $513 million or 2.31% at March 31, 1999. The decline in the provision, the net credit loss ratio, and delinquencies from a year ago reflects economic stabilization across the region; however, both net credit losses and delinquencies increased in Taiwan due to the effects of the earthquake in September 1999.

Latin America

                                                                                           First Quarter
                                                                                 -----------------------------------       %
In millions of dollars                                                                 2000           1999 (1)           Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                                                $520             $464               12
Adjusted operating expenses (2)                                                         323              292               11
Provision for credit losses                                                              90              101              (11)
                                                                                 -----------------------------------
Core income before taxes                                                                107               71               51
Income taxes                                                                             37               25               48
                                                                                 -----------------------------------
Core income                                                                              70               46               52
Restructuring-related items, after-tax                                                    1               10              (90)
                                                                                 -----------------------------------
Net income                                                                             $ 69             $ 36               92
---------------------------------------------------------------------------------===================================================
Average assets (in billions of dollars)                                                $ 14              $14                -
Return on assets                                                                       1.98%            1.04%
------------------------------------------------------------------------------------------------------------------------------------
Excluding restructuring-related items
Return on assets                                                                       2.01%            1.33%
---------------------------------------------------------------------------------===================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
--------------------------------------------------------------------------------

Latin America -- which provides banking, lending, and investment services, including credit and charge cards, to customers throughout the region -- reported core income of $70 million in the 2000 first quarter, up $24 million or 52% from 1999, reflecting an increase in earnings from Credicard, a 33%-owned Brazilian Card affiliate, a gain related to the sale of an auto loan portfolio in Puerto Rico, and higher spreads and business volumes in certain countries. Net income of $69 million in the 2000 first quarter and $36 million in the 1999 first quarter included restructuring-related items of $1 million ($2 million pretax) and $10 million ($16 million pretax), respectively.

As shown in the following table, Latin America experienced account and customer deposit growth, including the effect of acquisitions. Average loans declined 3% from a year ago reflecting the auto loan portfolio sale in Puerto Rico and credit risk management initiatives.

                                                                                           First Quarter
                                                                                 -----------------------------------       %
In billions of dollars                                                                 2000             1999             Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions)                                                                  9.2              8.0               15
Average customer deposits                                                             $13.7            $12.8                7
Average loans                                                                           7.6              7.8               (3)
---------------------------------------------------------------------------------===================================================

Revenues, net of interest expense, of $520 million in the 2000 first quarter were up $56 million or 12% from 1999, reflecting acquisitions in the region, the gain related to the sale of the auto loan portfolio in Puerto Rico, increased earnings from Credicard, and higher spreads and volume growth in certain countries. Adjusted operating expenses in the 2000 first quarter grew $31 million or 11% from a year ago, reflecting acquisitions in the region and costs associated with business strategy changes in certain countries.

The provision for credit losses was $90 million in the 2000 first quarter, down from $101 million in 1999. Net credit losses in the 2000 first quarter were $90 million and the related loss ratio was 4.77%, compared with $94 million and 4.71% in the 1999 fourth quarter and $91 million and 4.74% a year ago. Loans delinquent 90 days or more of $333 million or 4.58% of loans at March 31, 2000 increased from $320 million or 4.10% at December 31, 1999 and $292 million or 3.75% at March 31, 1999 reflecting economic conditions in the region and the effect of recent acquisitions. The increase in the delinquency ratio also reflects a change in portfolio mix resulting from the sale of the auto loan portfolio in Puerto Rico.

e-Citi

                                                                                           First Quarter
                                                                                 -----------------------------------       %
In millions of dollars                                                                 2000           1999 (1)           Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                                                $ 82             $ 54               52
Total operating expenses                                                                231              112              106
Provision for credit losses                                                               3                1              200
                                                                                 -----------------------------------
Loss before tax benefits                                                               (152)             (59)            (158)
Income tax benefits                                                                     (59)             (24)            (146)
                                                                                 -----------------------------------
Net loss                                                                              ($ 93)           ($ 35)            (166)
---------------------------------------------------------------------------------===================================================

(1)   Reclassified to conform to the current period's presentation.
--------------------------------------------------------------------------------
e-Citi -- the business responsible for developing and implementing the Company's Internet financial services products and e-commerce solutions -- reported net losses of $93 million in the 2000 first quarter, up from $35 million a year ago, reflecting charges related to the termination of certain contracts and other initiatives and continued investment in Internet financial services as well as other e-commerce solutions.

Revenues, net of interest expense, were $82 million in the 2000 first quarter, up from $54 million in 1999, reflecting business volume increases in established electronic banking services and gains recognized on certain investments. Total operating expenses of $231 million in the 2000 first quarter increased from $112 million in 1999, reflecting contract and other initiative termination-related charges, continued investment in new products and services, and volume increases associated with established electronic banking services.

In the 2000 second quarter, Citicorp announced the creation of new "e" business units to complement e-Citi and to focus its efforts on key priorities. e-Citi will continue to function as a center of excellence and expertise on the Internet and will continue to serve as an incubator of new products and businesses and a center of strategic investments in Internet and related technology companies. Consumer Internet efforts will be combined to create e-Consumer, which will focus on providing Internet payment solutions and financial services offerings across all consumer businesses, including banking, insurance, mortgages, student loans, other loan products and discount brokerage services. Corporate Internet efforts will be combined to create e-Business, formed by integrating the business to business activities of the Corporate Bank and e-Citi, and will focus on providing a comprehensive set of Internet solutions for corporate clients, including the development of business to business exchanges.

Other Consumer

                                                                                           First Quarter
                                                                                 -----------------------------------       %
In millions of dollars                                                                 2000           1999 (1)           Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                                                 $23              $37               (38)
Total operating expenses                                                                 65               58                12
                                                                                 -----------------------------------
Loss before tax benefits                                                                (42)             (21)             (100)
Income tax benefits                                                                     (16)              (6)             (167)
                                                                                 ---------------------------------------------------
Net loss                                                                               ($26)            ($15)              (73)
---------------------------------------------------------------------------------===================================================

(1)   Reclassified to conform to the current period's presentation.
--------------------------------------------------------------------------------

Other Consumer -- which includes certain treasury operations and global marketing and other programs -- reported net losses of $26 million in the 2000 first quarter, up from $15 million a year ago. The increase in the net loss compared to a year ago reflects costs associated with the termination of certain global distribution initiatives and lower treasury earnings, offset by reduced staff levels and lower marketing costs.

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

Consumer Loan Delinquency Amounts, Net Credit Losses, and Ratios

                                      Total                                           Average
                                      Loans        90 Days or More Past Due(1)         Loans            Net Credit Losses(1)
                                   -------------------------------------------------------------------------------------------------
In millions of dollars,             Mar. 31,    Mar. 31,     Dec. 31,    Mar. 31,    1st Qtr.     1st Qtr.    4th Qtr.    1st Qtr.
  except loan amounts in billions     2000        2000         1999        1999        2000         2000        1999        1999
------------------------------------------------------------------------------------------------------------------------------------
Citibanking North America           $   7.2     $    48     $    55       $  103     $   7.3      $   17      $    23      $   24
Ratio                                              0.66%       0.75%        1.34%                   0.96%        1.23%       1.27%
Mortgage Banking                       31.5         719         696          610        30.9          11           11          13
Ratio                                              2.29%       2.31%        2.29%                   0.14%        0.15%       0.20%
U.S. Bankcards                         73.0       1,058       1,061        1,007        72.3         782          783         784
Ratio                                              1.45%       1.44%        1.46%                   4.35%        4.43%       4.72%
Other North America Cards               2.4          29          30           35         2.0          16           21          20
Ratio                                              1.23%       1.38%        1.45%                   2.98%        3.87%       3.50%
CitiFinancial                          16.2         216         203          183        15.9          76           83          71
Ratio                                              1.33%       1.31%        1.42%                   1.92%        2.19%       2.38%
Europe, Middle East & Africa           16.6         875         914          893        16.8          71           67          75
Ratio                                              5.26%       5.33%        5.40%                   1.70%        1.56%       1.81%
Asia Pacific                           25.6         443         453          513        25.1          74           71          78
Ratio                                              1.73%       1.80%        2.31%                   1.19%        1.15%       1.43%
Latin America                           7.3         333         320          292         7.6          90           94          91
Ratio                                              4.58%       4.10%        3.75%                   4.77%        4.71%       4.74%
Citibank Private Bank (2)              23.4          87         120          191        22.4          10            7           8
Ratio                                              0.37%       0.54%        1.10%                   0.18%        0.13%       0.18%
Other                                   1.0           2           3            2         0.8           3            2           1

------------------------------------------------------------------------------------------------------------------------------------
Total managed                         204.2       3,810       3,855        3,829       201.1       1,150        1,162       1,165
Ratio                                              1.87%       1.91%        2.09%                   2.30%        2.36%       2.61%
------------------------------------------------------------------------------------------------------------------------------------
Securitized credit card
receivables                           (48.0)       (702)       (725)        (688)      (48.2)       (499)        (537)       (556)
Loans held for sale                    (4.2)        (31)        (32)         (39)       (4.3)        (20)         (22)        (32)
------------------------------------------------------------------------------------------------------------------------------------
Consumer loans                       $152.0      $3,077      $3,098       $3,102      $148.6      $  631       $  603      $  577
Ratio                                              2.02%       2.08%        2.37%                   1.71%        1.68%       1.78%
------------------------------------================================================================================================

(1) The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.
(2) Citibank Private Bank results are reported as part of the Global Investment Management and Private Banking segment.
--------------------------------------------------------------------------------

Consumer Loan Balances, Net of Unearned Income

                                                                    End of Period                                Average
                                                           --------------------------------           ------------------------------
                                                            Mar. 31,   Dec. 31,   Mar. 31,             1st Qtr.   4th Qtr.  1st Qtr.
In billions of dollars                                        2000       1999      1999                 2000       1999      1999
------------------------------------------------------------------------------------------------------------------------------------
Total managed                                                $204.2     $202.2     $183.2               $201.1    $195.7     $180.8
Securitized credit card receivables                           (48.0)     (49.0)     (46.7)               (48.2)    (48.6)     (44.3)
Loans held for sale                                            (4.2)      (4.5)      (5.6)                (4.3)     (4.3)      (5.2)
                                                           --------------------------------           ------------------------------
Consumer loans                                               $152.0     $148.7     $130.9               $148.6    $142.8     $131.3
-----------------------------------------------------------=========================================================================

Total delinquencies 90 days or more past due in the managed portfolio were $3.8 billion with a related delinquency ratio of 1.87% of loans at March 31, 2000, compared with $3.9 billion or 1.91% at December 31, 1999 and $3.8 billion or 2.09% at March 31, 1999. Total managed net credit losses in the 2000 first quarter were $1.2 billion and the related loss ratio was 2.30%, compared with $1.2 billion and 2.36% in the 1999 fourth quarter and $1.2 billion and 2.61% in the 1999 first quarter. For a discussion on trends by business, see business discussions on pages 3 - 10.

Citicorp's allowance for credit losses of $6.7 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citicorp's allowance for credit losses attributed to the consumer portfolio was $3.4 billion at March 31, 2000, December 31, 1999, and March 31, 1999. The allowance as a percentage of loans on the balance sheet was 2.25% at March 31, 2000, down from 2.31% at December 31, 1999 and 2.56% at March 31, 1999 reflecting improved credit performance in certain portfolios and loan growth. The attribution of the allowance is made for analytical purposes only and may change from time to time.

Net credit losses, delinquencies and the related ratios may increase from the 2000 first quarter as a result of portfolio growth, global economic conditions, the credit performance of the portfolios, including bankruptcies, and seasonal factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 16.

GLOBAL CORPORATE BANK

                                                                                           First Quarter
                                                                                 -----------------------------------       %
In millions of dollars                                                                 2000           1999 (1)           Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                                              $2,408           $2,233                8
Adjusted operating expenses (2)                                                       1,264            1,292               (2)
Provision for credit losses                                                             121              111                9
                                                                                 -----------------------------------
Core income before taxes                                                              1,023              830               23
Income taxes                                                                            380              310               23
                                                                                 -----------------------------------
Core income                                                                             643              520               24
Restructuring-related items, after-tax                                                    -                4               NM
                                                                                 -----------------------------------
Net income                                                                           $  643           $  516               25
---------------------------------------------------------------------------------===================================================
Average assets (in billions of dollars)                                              $  167           $  168               (1)
Return on assets                                                                       1.55%            1.25%
------------------------------------------------------------------------------------------------------------------------------------

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

The Global Corporate Bank business serves corporations, financial institutions, governments, investors, and other participants in capital markets in 100 countries and consists of Emerging Markets and Global Relationship Banking
(GRB).

Global Corporate Bank reported core income of $643 million in the 2000 first quarter, exhibiting growth of $123 million or 24% compared to the 1999 first quarter. The 2000 first quarter reflects core income growth from the 1999 first quarter of $72 million or 22% in Emerging Markets and $51 million or 26% in GRB. Emerging Markets core income growth was driven by broad-based growth in revenues from transaction services and loans along with improved credit. GRB's core income growth was a result of revenue growth in equity derivatives, transaction services and structured products combined with expense reductions, partially offset by higher net write-offs.

The businesses of Global Corporate Bank are significantly affected by the levels of activity in the global capital markets which, in turn, are influenced by macro-economic and political policies and developments, among other factors, in the 100 countries in which the businesses operate. Global economic and market events can have both positive and negative effects on the revenue performance of the businesses and can negatively affect credit performance. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 16.

Emerging Markets

                                                                                           First Quarter
                                                                                 -----------------------------------       %
In millions of dollars                                                                 2000           1999 (1)           Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                                              $1,240           $1,143                8
Adjusted operating expenses (2)                                                         525              508                3
Provision for credit losses                                                              84              115              (27)
                                                                                 -----------------------------------
Core income before taxes                                                                631              520               21
Income taxes                                                                            235              196               20
                                                                                 -----------------------------------
Core income                                                                             396              324               22
Restructuring-related items, after-tax                                                    -                1               NM
                                                                                 -----------------------------------
Net income                                                                           $  396           $  323               23
---------------------------------------------------------------------------------===================================================
Average assets (in billions of dollars)                                                 $83              $81                2
Return on assets                                                                        1.92%            1.62%
------------------------------------------------------------------------------------------------------------------------------------

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Emerging Markets core income was $396 million in the first quarter of 2000, up $72 million or 22% from the 1999 first quarter. Return on assets was 1.92%, up from 1.62% in 1999.

Revenues, net of interest expense, were $1.240 billion in the 2000 first quarter, up $97 million or 8% from 1999, driven by strong growth across all regions in transaction services and loan products. Trading-related revenues declined in Latin America where exceptional results were reported in the 1999 first quarter. About 23% of the Emerging Markets revenue in the first quarter of 2000 was attributable to business from multinational companies managed jointly with GRB, with that revenue having grown 10% from the prior year period.

Adjusted operating expenses in the 2000 first quarter were well controlled with a 3% increase compared to the 1999 first quarter. For both periods presented, investment spending to gain market share in selected emerging market countries was essentially funded by savings from restructuring actions and other expense savings initiatives.

The provision for credit losses totaled $84 million in the 2000 first quarter, down $31 million from the 1999 first quarter. The decline primarily reflected lower net write-offs in Asia. Cash-basis loans were $1.066 billion at March 31, 2000, up $22 million from December 31, 1999, principally due to increases in Latin America partially offset by reductions in Asia and CEEMEA (Central and Eastern Europe, Middle East and Africa). Compared to a year ago, cash-basis loans were $29 million lower as declines in Asia were partially offset by increases in Latin America.

Average assets of $83 billion in the 2000 first quarter reflected growth of $2 billion compared to a year ago, primarily due to higher loans and trading assets.

Global Relationship Banking

                                                                                           First Quarter
                                                                                 -----------------------------------       %
In millions of dollars                                                                 2000           1999 (1)           Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                                              $1,168           $1,090                7
Adjusted operating expenses (2)                                                         739              784               (6)
Provision (benefit) for credit losses                                                    37               (4)              NM
                                                                                 -----------------------------------
Core income before taxes                                                                392              310               26
Income taxes                                                                            145              114               27
                                                                                 -----------------------------------
Core income                                                                             247              196               26
Restructuring-related items, after-tax                                                    -                3               NM
                                                                                 -----------------------------------
Net income                                                                           $  247           $  193               28
---------------------------------------------------------------------------------===================================================
Average assets (in billions of dollars)                                              $   84           $   87               (3)
Return on assets                                                                       1.18%            0.90%
------------------------------------------------------------------------------------------------------------------------------------

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Core income from Global Relationship Banking in North America, Europe and Japan was $247 million in the 2000 first quarter, up $51 million or 26% from the 1999 first quarter. Return on assets was 1.18%, up from 0.90% in 1999.

Revenues, net of interest expense, of $1.168 billion grew $78 million or 7% compared to 1999. The increase was driven by strong growth in equity derivatives, transaction services and structured products, partially offset by lower treasury and foreign exchange results.

Adjusted operating expenses were $739 million in the 2000 first quarter, down $45 million or 6% from a year ago. The decrease in expenses was due to lower year 2000 and EMU expenses combined with restructuring actions and business integration initiatives with Salomon Smith Barney, an affiliate.

The provision for credit losses was $37 million in the current quarter compared to net benefits of $4 million in the 1999 first quarter. The increase in 2000 primarily reflects write-offs in the health care industry in North America. Cash-basis loans were $319 million at March 31, 2000, reflecting increases of $15 million from December 31, 1999 and $11 million from March 31, 1999. The Other Real Estate Owned portfolio was $141 million at March 31, 2000, down $15 million from December 31, 1999 and $71 million from March 31, 1999 due to decreases in the North America real estate portfolio.

Average assets of $84 billion in the first quarter of 2000 declined $3 billion from the 1999 period, primarily reflecting a decline in fixed income trading assets.

Commercial Portfolio Review

Commercial loans are identified as impaired and placed on a nonaccrual basis when it is determined that the payment of interest or principal is doubtful of collection or when interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection. Impaired commercial loans are written down to the extent that principal is judged to be uncollectible. Impaired collateral-dependent loans are written down to the lower of cost or collateral value. The following table summarizes commercial cash-basis loans at period end and net credit losses (recoveries) for the three months ended:

                                                                                     Mar. 31,         Dec. 31,          Mar. 31,
In millions of dollars                                                                 2000             1999              1999
------------------------------------------------------------------------------------------------------------------------------------
Commercial cash-basis loans
   Emerging Markets                                                                   $1,066           $1,044            $1,095
   Global Relationship Banking                                                           319              304               308
                                                                                 ---------------------------------------------------
Total Global Corporate Bank                                                            1,385            1,348             1,403
Investment Activities                                                                     11               14                14
                                                                                 ---------------------------------------------------
Total commercial cash-basis loans                                                     $1,396           $1,362            $1,417
---------------------------------------------------------------------------------===================================================
Net credit losses (recoveries)
   Emerging Markets                                                                   $   84           $   99            $  115
   Global Relationship Banking                                                            37                -                (4)
                                                                                 ---------------------------------------------------
Total net credit losses (recoveries)                                                  $  121           $   99            $  111
---------------------------------------------------------------------------------===================================================

For a discussion of trends by business, see the business discussions on pages 12-13.

Citicorp's allowance for credit losses of $6.7 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citicorp's allowance for credit losses attributed to the commercial portfolio was $3.2 billion at March 31, 2000 and December 31, 1999 compared to $3.3 billion at March 31, 1999. The decline in the allowance in 1999 primarily reflected an improved credit outlook in Emerging Markets.

                                                                                     Mar. 31,         Dec. 31,          Mar. 31,
In millions of dollars                                                                 2000             1999              1999
------------------------------------------------------------------------------------------------------------------------------------
Commercial allowance for credit losses                                                $3,244           $3,244            $3,307
As a percentage of total commercial loans                                               3.29%            3.35%             3.54%
------------------------------------------------------------------------------------================================================

GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING

                                                                                           First Quarter
                                                                                 -----------------------------------       %
In millions of dollars                                                                 2000           1999 (1)           Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                                                $473             $375               26
Total operating expenses                                                                323              265               22
Provision for credit losses                                                              22                8              175
                                                                                 -----------------------------------
Income before taxes                                                                     128              102               25
Income taxes                                                                             47               38               24
                                                                                 -----------------------------------
Net income                                                                             $ 81             $ 64               27
---------------------------------------------------------------------------------===================================================

(1)   Reclassified to conform to the current period's presentation.
--------------------------------------------------------------------------------

The Global Investment Management and Private Banking group is composed of Citibank Asset Management and the Citibank Private Bank. These companies offer a broad range of asset management products and services from global investment centers around the world, including mutual funds, closed-end funds, managed accounts, and personalized wealth management services to institutional, high net worth, and retail clients.

Global Investment Management and Private Banking net income of $81 million in the 2000 first quarter was up $17 million or 27% from a year ago. Revenues increased, driven by growth in both assets and client business volumes under management, and were partially offset by higher costs associated with the continued expansion of sales and marketing efforts and investments in technology. The increase in the provision for credit losses related to a loan in EMEA.

Citibank Asset Management

                                                                                           First Quarter
                                                                                 -----------------------------------       %
In millions of dollars                                                                 2000           1999 (1)           Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                                                $111             $101               10
Total operating expenses                                                                112               90               24
                                                                                 -----------------------------------
(Loss) income before taxes                                                               (1)              11               NM
Income taxes                                                                              -                4               NM
                                                                                 -----------------------------------
Net (loss) income                                                                     ($  1)            $  7               NM
---------------------------------------------------------------------------------===================================================
Assets under management (in billions of dollars) (2)                                   $149             $140                6
---------------------------------------------------------------------------------===================================================

(1)   Reclassified to conform to the current period's presentation.
(2) Includes $31 billion and $29 billion in 2000 and 1999, respectively, for Citibank Private Bank clients.
NM    Not meaningful
--------------------------------------------------------------------------------

Citibank Asset Management offers institutional, high net worth, and retail clients a broad range of investment disciplines from global investment centers around the world. Products and services offered include mutual funds, closed-end funds, and separately managed accounts.

Net loss of $1 million in the 2000 first quarter was down $8 million from the 1999 first quarter, as revenue growth driven by assets under management growth was more than offset by increased expenses from continued investments in sales and marketing activities.

Assets under management rose 6% from the year-ago quarter to $149 billion. Managed account assets grew $7 billion, up 12% from the 1999 first quarter. Money fund assets grew by 5% and long-term mutual fund assets grew by 1% after adjusting for the transfer of a large fund to another Citicorp business segment.

Revenues, net of interest expense, increased $10 million or 10% to $111 million in the 2000 first quarter, primarily reflecting the Garante acquisition in the Retirement Services business in Mexico which closed in February 2000, partially offset by reduced pricing on certain products.

Operating expenses increased $22 million or 24% from a year ago to $112 million in the 2000 first quarter, reflecting the Garante acquisition and continued investment in research, quantitative and technology expertise.

Citibank Private Bank

                                                                                           First Quarter
                                                                                 -----------------------------------       %
In millions of dollars                                                                 2000           1999 (1)           Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                                                $362             $274               32
Total operating expenses                                                                211              175               21
Provision for credit losses                                                              22                8              175
                                                                                 -----------------------------------
Income before taxes                                                                     129               91               42
Income taxes                                                                             47               34               38
                                                                                 -----------------------------------
Net income                                                                             $ 82             $ 57               44
---------------------------------------------------------------------------------===================================================
Average assets (in billions of dollars)                                                $ 23             $ 18               28
Return on assets                                                                       1.43%            1.28%
------------------------------------------------------------------------------------------------------------------------------------
Client business volumes under management (in billions of dollars)                      $144             $119               21
---------------------------------------------------------------------------------===================================================

(1)   Reclassified to conform to the current period's presentation.
--------------------------------------------------------------------------------

Citibank Private Bank -- which provides personalized wealth management services for high net worth clients around the world -- reported 2000 first quarter net income of $82 million, up $25 million or 44% from the 1999 first quarter, reflecting strong performance across all geographic regions.

Client business volumes under management, which comprise loans, deposits, client assets under fee-based management, and custody accounts, were $144 billion at March 31, 2000, up 21% from $119 billion a year ago, reflecting growth in all regions. Business volumes grew in all product lines, led by the custody and lending businesses.

Total revenues, net of interest expense, were $362 million in the 2000 first quarter, up $88 million or 32% from 1999. Net interest and recurring fee-based revenues increased $30 million or 15% year over year, while transaction revenues, including placement fees on alternative investments, grew $47 million or 134%. The increase in revenues was led primarily by significant growth in the international region, up $69 million or 40%, as well as continued favorable trends in the U.S., up $19 million or 19%.

Total operating expenses of $211 million in 2000 were up $36 million or 21% from the year-ago quarter, driven by continued investment in front-end sales and service capabilities.

The provision for credit losses was $22 million for the 2000 first quarter, compared with $8 million in the 1999 first quarter. The increase related to a loan in EMEA. Net credit losses in the 2000 first quarter remained at a nominal level of 0.18% of average loans, compared with 0.13% and 0.18% for the 1999 fourth and first quarters, respectively. Loans 90 days or more past due were significantly lower at $87 million or 0.37% of loans at March 31, 2000, compared to $120 million or 0.54% at December 31, 1999 and $191 million or 1.10% at March 31, 1999.

CORPORATE/OTHER

                                                                                           First Quarter
                                                                                 -----------------------------------       %
In millions of dollars                                                                 2000           1999 (1)           Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                                               ($ 31)            $ 49                NM
Adjusted operating expenses (2)                                                         271              121               124
                                                                                 -----------------------------------
Loss before tax benefits                                                               (302)             (72)               NM
Income tax benefits                                                                    (142)             (26)               NM
                                                                                 -----------------------------------
Loss                                                                                   (160)             (46)             (248)
Restructuring-related items, after-tax                                                    8                8                 -
                                                                                 -----------------------------------
Net loss                                                                              ($168)            ($54)             (211)
---------------------------------------------------------------------------------===================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Corporate/Other includes net corporate treasury results and corporate staff and other corporate expenses. Revenues in the 2000 first quarter decreased $80 million from the 1999 first quarter, primarily reflecting higher funding costs. Adjusted operating expenses of $271 million increased $150 million over the prior year period, reflecting a $108 million pretax expense for the contribution of appreciated venture capital securities to Citigroup's Foundation, which had minimal impact on Citicorp's earnings after related tax benefits and investment gains, which are reflected in Investment Activities. Results also reflect increases in technology expenses, partially offset by lower corporate staff expenses as a result of headcount reductions in the second half of 1999.

INVESTMENT ACTIVITIES

                                                                                                            First Quarter
                                                                                                  ----------------------------------
In millions of dollars                                                                                  2000            1999 (1)
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                                                               $1,230              $123
Total operating expenses                                                                                  23                13
                                                                                                  ----------------------------------
Income before taxes                                                                                    1,207               110
Income taxes                                                                                             440                38
                                                                                                  ----------------------------------
Net income                                                                                            $  767             $  72
--------------------------------------------------------------------------------------------------==================================

(1)   Reclassified to conform to the current period's presentation.
--------------------------------------------------------------------------------

Investment Activities comprise Citicorp's venture capital activities, securities transactions related to certain corporate investments, and the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature.

Revenues, net of interest expense, of $1.2 billion for the 2000 first quarter increased $1.1 billion from 1999, primarily reflecting an increase in venture capital results, and realized gains in corporate-related investments, reflecting strong equity markets, partially offset by writedowns in the refinancing portfolio.

Investment Activities results may fluctuate in the future as a result of market and asset-specific factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See
"Forward-Looking Statements" below.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could". These forward-looking statements involve risks and uncertainties including, but not limited to, global economic conditions, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors; changes in general economic conditions, including the performance of global financial markets, prevailing inflation and interest rates, securities transactions, gains from asset sales, and losses on commercial lending activities; results of various Investment Activities; the effect of competitors' pricing policies, changes in laws and regulations on competition, demographic changes on target market populations' savings and financial planning needs, a proposed rule that would govern the regulatory capital treatment of equity investments in nonfinancial companies, and possible amendments to, and interpretations of, risk-based capital guidelines and reporting instructions; the impact of higher interest rates on spreads in the Cards business; and the resolution of legal proceedings and related matters.

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

Citicorp's business and corporate oversight groups have well-defined market risk management responsibilities. Within each business, a process is in place to control market risk exposure. The risk management process includes the establishment of appropriate market controls, policies and procedures, appropriate senior management risk oversight with thorough risk analysis and reporting, and independent risk management with capabilities to evaluate and monitor risk limits. The risk management process is described in detail in Citicorp's Annual Report on Form 10-K for the year ended December 31, 1999 (1999 Form 10-K).

Across Citicorp, price risk is measured using various tools, including Earnings-at-Risk and sensitivity analysis, which are applied to interest rate risk in the non-trading portfolios, and Value-at-Risk, stress and scenario analyses, which are applied to the trading portfolios.

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

Price risk in the non-trading portfolios is measured using Earnings-at-Risk within Citicorp, excluding CitiFinancial Credit Company which measures price risk using sensitivity analysis.

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

Citicorp's primary non-trading price risk exposure is to movements in U.S. dollar interest rates. As of March 31, 2000, the rate shift over a four-week defeasance period applied to the U.S. dollar yield curve for purposes of calculating Earnings-at-Risk was 45 basis points. Citicorp also has Earnings-at-Risk in various other currencies; however, there are no significant risk concentrations in any individual non-U.S. dollar currency. As of March 31, 2000, the rate shifts applied to these currencies for purposes of calculating Earnings-at-Risk over a one- to four-week defeasance period ranged from 20 to 1,781 basis points, depending on the currency.

The table on page 18 illustrates that, as of March 31, 2000, a 45 basis point increase in the U.S. dollar yield curve would have a potential negative impact on Citicorp's pretax earnings of approximately $144 million in the next twelve months, and approximately $98 million for the total five-year period 2000-2005. A two standard deviation increase in non-U.S. dollar interest rates would have a potential negative impact on Citicorp's pretax earnings of approximately $78 million in the next twelve months, and approximately $224 million for the five-year period 2000-2005.

Earnings-at-Risk (impact on pretax earnings)

                                                                         Assuming a U.S.                  Assuming a Non-U.S.
                                                                       Dollar Rate Move of              Dollar Rate Move of (1)
                                                                --------------------------------------------------------------------
                                                                     Two Standard Deviations          Two Standard Deviations (2)
                                                                --------------------------------------------------------------------
In millions of dollars at March 31, 2000                            Increase         Decrease          Increase         Decrease
------------------------------------------------------------------------------------------------------------------------------------
Overnight to three months                                           ($ 56)            $  58            ($ 14)             $ 14
Four to six months                                                    (34)               38              (22)               22
Seven to twelve months                                                (54)               58              (42)               43
                                                                --------------------------------------------------------------------
Total overnight to twelve months                                     (144)              154              (78)               79
----------------------------------------------------------------====================================================================
Year two                                                              (48)               48             (102)              103
Year three                                                             (1)               (3)             (31)               32
Year four                                                              44               (49)             (17)               17
Year five                                                              70               (80)             (23)               24
Effect of discounting                                                 (19)               23               27               (28)
                                                                --------------------------------------------------------------------
Total                                                               ($ 98)            $  93            ($224)             $227
----------------------------------------------------------------====================================================================

(1) Primarily results from Earnings-at-Risk in Hong Kong dollar and Singapore dollar.
(2) Total assumes a two standard deviation increase or decrease for every currency, not taking into account any covariance between currencies.
--------------------------------------------------------------------------------

The table above also illustrates that Citicorp's U.S. dollar risk profile in the one- to three-year time horizon was directionally similar, but generally tends to reverse in subsequent periods. This reflects the fact that the majority of the derivative instruments utilized to modify repricing characteristics as described above will mature within three years.

The following table summarizes Citicorp's worldwide Earnings-at-Risk over the next 12 months from changes in interest rates and illustrates that Citicorp's pretax earnings in its non-trading activities over the next 12 months would be reduced by an increase in interest rates and would benefit from a decrease in interest rates.

Twelve Month Earnings-at-Risk (impact on pretax earnings)

                                                                U.S. Dollar                             Non-U.S. Dollar
                                                 -----------------------------------------------------------------------------------
                                                   Mar. 31,       Dec. 31,      Mar. 31,      Mar. 31,      Dec. 31,      Mar. 31,
In millions of dollars                               2000           1999          1999          2000          1999          1999
------------------------------------------------------------------------------------------------------------------------------------
Assuming a two standard deviation rate
Increase                                            ($144)         ($166)        ($129)        ($78)         ($119)        ($109)
Decrease                                              154            178           139           79            120           110
-------------------------------------------------===================================================================================

Interest rate swaps and similar instruments effectively modify the repricing characteristics of certain consumer and commercial loan portfolios, deposits, and long-term debt. Excluding the effects of these instruments, Citicorp's Earnings-at-Risk over the next twelve months in its non-trading activities would be as follows:

                                                                U.S. Dollar                             Non-U.S. Dollar
                                                 -----------------------------------------------------------------------------------
                                                   Mar. 31,      Dec. 31,      Mar. 31,      Mar. 31,      Dec. 31,      Mar. 31,
In millions of dollars                               2000          1999          1999          2000          1999          1999
------------------------------------------------------------------------------------------------------------------------------------
Assuming a two standard deviation rate
Increase                                             ($20)         ($30)          (12)         ($89)        ($120)        ($127)
Decrease                                               31            42            17            90           121           127
-------------------------------------------------===================================================================================

During the first quarter of 2000, Citicorp's U.S. dollar Earnings-at-Risk for the following 12 months assuming a two standard deviation increase in rates would have had a potential negative impact ranging from approximately $139 million to $146 million in the aggregate at each month end, compared with a range from $73 million to $166 million at each month end during 1999. A two standard deviation increase in non-U.S. dollar interest rates for the following twelve months would have had a potential negative impact ranging from approximately $78 million to $123 million in the aggregate at each month end during the first quarter of 2000, compared with a range from $95 million to $121 million at each month end during 1999.

Trading Portfolios

A tool for measuring the price risk of trading activities is the Value-at-Risk method, which estimates the potential pretax loss in market value that could occur over a one day holding period, at a 99% confidence level. The Value-at-Risk method incorporates the market factors to which the market value of the trading position is exposed (interest rates, foreign exchange rates, equity and commodity prices, and their implied volatilities), the sensitivity of the position to changes in those market factors, and the volatilities and correlation of those factors. The Value-at-Risk measurement includes the foreign exchange risks that arise in traditional banking businesses as well as in explicit trading positions. In addition to Value-at-Risk, stress and scenario analyses are also applied to the trading portfolios. The level of exposure taken depends on the market environment and expectations of future price and market movements, and will vary from period to period. For Citicorp's major trading centers, the aggregate pretax Value-at-Risk in the trading portfolios was $24 million at March 31, 2000. Daily exposures at Citicorp averaged $23 million in the first quarter of 2000 and ranged from $17 million to $27 million.

The following table summarizes Citicorp's Value-at-Risk in its trading portfolios as of March 31, 2000 and December 31, 1999 along with the 2000 first quarter averages.

                                                                                                      2000
                                                                                                      First
                                                                                     March 31,        Quarter          Dec. 31,
In millions of dollars                                                                2000            Average            1999
------------------------------------------------------------------------------------------------------------------------------------
Interest rate                                                                          $17              $17               $15
Foreign exchange                                                                        10               11                17
Equity                                                                                  12               11                11
All other (primarily commodity)                                                          2                2                 2
Covariance adjustment                                                                  (17)             (18)              (21)
                                                                                 ---------------------------------------------------
Total                                                                                  $24              $23               $24
---------------------------------------------------------------------------------===================================================

The table below provides the distribution of Value-at-Risk during the first quarter of 2000.

In millions of dollars                                                                                  Low              High
------------------------------------------------------------------------------------------------------------------------------------
Interest rate                                                                                           $15               $19
Foreign exchange                                                                                          8                18
Equity                                                                                                    9                16
All other (primarily commodity)                                                                           1                 3
------------------------------------------------------------------------------------------------====================================

Management of Cross-Border Risk

Cross-border risk is the risk that Citicorp will be unable to obtain payment from customers on their contractual obligations as a result of actions taken by foreign governments such as exchange controls, debt moratoria and restrictions on the remittance of funds. Citicorp manages cross-border risk as part of the Windows on Risk process described in the 1999 Form 10-K.

The following table presents total cross-border outstandings and commitments on a regulatory basis in accordance with Federal Financial Institutions Examination Council (FFIEC) guidelines. Total cross-border outstandings include cross-border claims on third parties as well as investments in and funding of local franchises, as described in the 1999 Form 10-K. Countries with outstandings greater than 0.75% of Citicorp assets at March 31, 2000 and December 31, 1999 include:

                                                                                                March 31, 2000    December 31, 1999
                                         ---------------------------------------------------------------------   ------------------
                                           Cross-Border Claims on Third Parties
                                         ---------------------------------------                                    Total
                                                                                  Investments   Total               Cross-
                                                                        Trading      in and     Cross-             Border
                                                                          and       Funding     Border               Out-
                                                                       Short-Term   of Local  Outstand-   Commit-   stand-  Commit-
In billions of dollars at period ended  Banks  Public  Private  Total   Claims(1)  Franchises    ings    ments (2)   ings  ments (2)
------------------------------------------------------------------------------------------------------------------------------------

Germany                                  $2.1    $1.6    $2.0    $5.7     $5.1        $3.7      $9.4      $12.2      $8.3    $3.7
Italy                                     1.2     1.5     0.5     3.2      3.0         1.6       4.8        1.3       3.3     0.4
Brazil                                    0.5     0.7     1.7     2.9      1.2         1.7       4.6        0.1       3.7     0.1
United Kingdom                            0.8       -     3.6     4.4      3.5           -       4.4       15.0       4.4    15.5
France                                    1.7     0.5     1.8     4.0      3.7         0.1       4.1        2.6       4.2     2.2
Mexico                                      -     1.5     1.4     2.9      1.6         0.7       3.6        0.2       3.7     0.1
Netherlands                               0.9     0.6     2.1     3.6      2.9           -       3.6        1.5       3.2     2.9
South Korea                               0.6     0.2     0.7     1.5      1.3         1.5       3.0        0.5       2.7     0.3
Switzerland                               1.1       -     1.8     2.9      2.4         0.1       3.0        0.7       3.1     1.4
-----------------------------------------==========================================================================================

(1)   Included in total cross-border claims on third parties.
(2) Commitments (not included in total cross-border outstandings) include legally binding cross-border letters of credit and other commitments and contingencies as defined by the FFIEC.
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Citicorp manages liquidity through a well-defined process described in the 1999 Form 10-K.

A diversity of funding sources, currencies, and maturities is used to gain a broad access to the investor base. Citicorp's deposits, which represented 67% of its total funding at both March 31, 2000 and December 31, 1999, are broadly diversified by both geography and customer segments.

Stockholder's equity, which grew $1.7 billion during the first three months of 2000 to $27.7 billion at March 31, 2000, continues to be an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp and its subsidiaries. Total Citicorp long-term debt outstanding at the end of the 2000 first quarter was $25.9 billion, down from $26.4 billion at 1999 year-end. Asset securitization programs remain an important source of liquidity. Loans securitized during the first three months included $2.5 billion of U.S. consumer mortgages. As previous credit card securitizations amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. During the first quarter of 2000, the scheduled amortization of certain credit card securitization transactions made available $1.1 billion of new receivables. In addition, $5.3 billion of credit card securitization transactions are scheduled to amortize during the rest of 2000.

Citicorp is a legal entity separate and distinct from Citibank, N.A. and its other subsidiaries and affiliates. As discussed in the 1999 Form 10-K, there are various legal limitations on the extent to which Citicorp's subsidiaries may extend credit, pay dividends, or otherwise supply funds to Citicorp. As of March 31, 2000, under their applicable dividend limitations, Citicorp's national and state-chartered bank subsidiaries could have declared dividends to their respective parent companies without regulatory approval of approximately $5.0 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that, as of March 31, 2000, its bank subsidiaries could have distributed dividends to Citicorp, directly or through their parent holding company, of approximately $4.4 billion of the available $5.0 billion.

Citicorp also receives dividends from its nonbank subsidiaries. These nonbank subsidiaries are generally not subject to regulatory restrictions on their payment of dividends except that the approval of the Office of Thrift Supervision (OTS) may be required if total dividends declared by a savings association in any calendar year exceed amounts specified by that agency's regulations.

Citicorp is subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System (FRB). These guidelines are used to evaluate capital adequacy based primarily on the perceived credit risk associated with balance sheet assets, as well as certain off-balance sheet exposures such as unused loan commitments, letters of credit, and derivative and foreign exchange contracts. The risk-based capital guidelines are supplemented by a leverage ratio requirement.

Citicorp Ratios

                                                                                                      Mar. 31,          Dec. 31,
                                                                                                        2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Tier 1 Capital                                                                                           8.07%             8.11%
Total Capital (Tier 1 and Tier 2)                                                                       12.00             12.10
Leverage (1)                                                                                             6.81              6.83
Common Stockholder's Equity                                                                              6.93              6.70
---------------------------------------------------------------------------------------------------=================================

(1)   Tier 1 capital divided by adjusted average assets.
--------------------------------------------------------------------------------

Citicorp maintained a strong capital position during the 2000 first quarter. Total capital (Tier 1 and Tier 2) amounted to $38.4 billion at March 31, 2000, representing 12.00% of net risk adjusted assets. This compares with $37.4 billion and 12.10% at December 31, 1999. Tier 1 capital of $25.8 billion at March 31, 2000 represented 8.07% of net risk adjusted assets, compared with $25.0 billion and 8.11% at December 31, 1999. The Tier 1 capital ratio at March 31, 2000 was within Citicorp's target range of 8.00% to 8.30%.

Components of Capital Under Regulatory Guidelines

                                                                                                      Mar. 31,          Dec. 31,
In millions of dollars                                                                                  2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Tier 1 Capital
Common Stockholder's Equity                                                                          $ 27,730          $ 26,047
Mandatorily Redeemable Securities of Subsidiary Trusts                                                    975               975
Minority Interest                                                                                         143               133
Less: Net Unrealized Gain on Securities Available for Sale (1)                                           (899)             (340)
Less: Intangible Assets (2)                                                                            (2,110)           (1,760)
50% Investment in Certain Subsidiaries (3)                                                                (21)              (21)
                                                                                                  ----------------------------------
Total Tier 1 Capital                                                                                   25,818            25,034
------------------------------------------------------------------------------------------------------------------------------------
Tier 2 Capital
Allowance for Credit Losses (4)                                                                         4,033             3,895
Qualifying Debt (5)                                                                                     7,935             8,128
Unrealized Marketable Equity Securities Gains (1)                                                         608               315
Less: 50% Investment in Certain Subsidiaries (3)                                                          (21)              (21)
                                                                                                  ----------------------------------
Total Tier 2 Capital                                                                                   12,555            12,317
                                                                                                  ----------------------------------
Total Capital (Tier 1 and Tier 2)                                                                    $ 38,373          $ 37,351
--------------------------------------------------------------------------------------------------==================================
Net Risk-Adjusted Assets (6)                                                                         $319,889          $308,697
--------------------------------------------------------------------------------------------------==================================

(1) Tier 1 capital excludes unrealized gains and losses on debt securities available for sale in accordance with regulatory risk-based capital guidelines. The federal bank regulatory agencies permit institutions to include in Tier 2 capital up to 45% of pretax net unrealized holding gains on available for sale equity securities with readily determinable fair values.
(2)   Includes goodwill and certain other identifiable intangible assets.
(3) Represents investment in certain overseas insurance activities and unconsolidated banking and finance subsidiaries.
(4) Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.
(5) Includes qualifying senior and subordinated debt in an amount not exceeding 50% of Tier 1 capital, and subordinated capital notes subject to certain limitations. Tier 2 capital included $1.4 billion of subordinated debt issued to Citigroup (Parent Company) at both March 31, 2000 and December 31, 1999.
(6) Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $17.1 billion for interest rate, commodity and equity derivative contracts and foreign exchange contracts as of March 31, 2000, compared to $15.8 billion as of December 31, 1999. Net risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses.
--------------------------------------------------------------------------------

Common stockholder's equity increased $1.7 billion during the 2000 first quarter to $27.7 billion at March 31, 2000, representing 6.93% of assets, compared to 6.70% at December 31, 1999. The net increase in common stockholder's equity during the quarter principally reflected net income of $2.1 billion and an increase in unrealized gains on securities available-for-sale of $559 million offset by cash dividends declared of $1.0 billion.

The mandatorily redeemable securities of subsidiary trusts (trust securities) outstanding at March 31, 2000 of $975 million qualify as Tier 1 capital and are included in long-term debt on the balance sheet. For both the three months ended March 31, 2000 and 1999, interest expense on the trust securities amounted to $19 million.

Citicorp's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At March 31, 2000, all of Citicorp's subsidiary depository institutions were "well capitalized" under the federal bank regulatory agencies' definitions.

Citibank, N.A. Ratios

                                                                                                      Mar. 31,          Dec. 31,
                                                                                                        2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Tier 1 Capital                                                                                           8.48%             8.25%
Total Capital (Tier 1 and Tier 2)                                                                       12.43             12.31
Leverage                                                                                                 6.77              6.53
Common Stockholder's Equity                                                                              6.89              6.58
---------------------------------------------------------------------------------------------------=================================

Citibank's net income for the first quarter of 2000 amounted to $1.6 billion. During the quarter, Citibank paid a dividend of $100 million to Citicorp (parent company). Citibank had $6.9 billion of subordinated notes outstanding at March 31, 2000 and December 31, 1999, that were issued to Citicorp (parent company) and included in Citibank's Tier 2 capital.

During the first quarter of 2000, the FRB issued a proposed rule that would govern the regulatory capital treatment of equity investments in nonfinancial companies held by bank holding companies. The proposed rule would increase the capital required for such investments by imposing a 50% capital requirement on merchant banking investments and certain similar investments, including investments made by venture capital subsidiaries. The Company cannot determine whether such proposed rule will be adopted but is in the process of assessing the impact of this proposed rule in its current form on regulatory capital ratios. If this proposed rule is adopted in a different form, the Company would need to reassess the rule's impact on regulatory capital ratios. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 16.

Additionally, from time to time, the FRB and the FFIEC propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 16.

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)          Citicorp and Subsidiaries

                                                                                                          Three Months Ended
                                                                                                              March 31,
                                                                                                  ----------------------------------
In millions of dollars                                                                                  2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Interest revenue
Loans, including fees                                                                                  $5,970            $5,820
Deposits with banks                                                                                       256               232
Federal funds sold and securities purchased under resale agreements                                        72               141
Securities, including dividends                                                                           825             1,140
Trading account assets                                                                                    214               162
Loans held for sale                                                                                       119               139
                                                                                                  ----------------------------------
                                                                                                        7,456             7,634
                                                                                                  ----------------------------------
Interest expense
Deposits                                                                                                2,803             2,865
Trading account liabilities                                                                                19                19
Purchased funds and other borrowings                                                                      464               682
Long-term debt                                                                                            475               500
                                                                                                  ----------------------------------
                                                                                                        3,761             4,066
                                                                                                  ----------------------------------

Net interest revenue                                                                                    3,695             3,568

Provision for credit losses                                                                               751               729
                                                                                                  ----------------------------------

Net interest revenue after provision for credit losses                                                  2,944             2,839
                                                                                                  ----------------------------------

Fees, commissions, and other revenue
Fees and commissions                                                                                    2,155             1,695
Foreign exchange                                                                                          422               488
Trading account                                                                                           369               304
Securities transactions                                                                                    45                23
Other revenue                                                                                           2,014               762
                                                                                                  ----------------------------------
                                                                                                        5,005             3,272
                                                                                                  ----------------------------------
Operating expense
Salaries                                                                                                1,695             1,561
Employee benefits                                                                                         322               318
                                                                                                  ----------------------------------
     Total employee                                                                                     2,017             1,879
Net premises and equipment                                                                                644               604
Restructuring - related items                                                                              20                79
Other expense                                                                                           1,911             1,621
                                                                                                  ----------------------------------
                                                                                                        4,592             4,183
                                                                                                  ----------------------------------
Income before taxes                                                                                     3,357             1,928

Income taxes                                                                                            1,212               724
                                                                                                  ----------------------------------

Net income                                                                                             $2,145            $1,204
--------------------------------------------------------------------------------------------------==================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS                            Citicorp and Subsidiaries

                                                                                                      March 31,
                                                                                                        2000          December 31,
In millions of dollars                                                                               (Unaudited)          1999
------------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                                             $   9,180         $  11,385
Deposits at interest with banks                                                                        11,392            12,095
Securities, at fair value
   Available for sale and short-term and other                                                         47,877            46,592
   Venture capital                                                                                      5,005             4,160
Trading account assets                                                                                 37,378            31,540
Loans held for sale                                                                                     4,205             4,463
Federal funds sold and securities purchased under resale agreements                                     6,341             6,048
Loans, net
   Consumer                                                                                           151,960           148,715
   Commercial                                                                                          98,666            96,738
                                                                                                  ----------------------------------
Loans, net of unearned income                                                                         250,626           245,453
   Allowance for credit losses                                                                         (6,657)           (6,679)
                                                                                                  ----------------------------------
     Total loans, net                                                                                 243,969           238,774
Customers' acceptance liability                                                                           999             1,133
Premises and equipment, net                                                                             4,829             4,900
Interest and fees receivable                                                                            3,782             3,836
Other assets                                                                                           25,101            23,644
                                                                                                  ----------------------------------
Total assets                                                                                         $400,058          $388,570
--------------------------------------------------------------------------------------------------==================================
Liabilities
Non-interest-bearing deposits in U.S. offices                                                       $  18,813         $  19,492
Interest-bearing deposits in U.S. offices                                                              49,113            49,462
Non-interest-bearing deposits in offices outside the U.S.                                              13,824            12,132
Interest-bearing deposits in offices outside the U.S.                                                 186,771           179,627
                                                                                                  ----------------------------------
     Total deposits                                                                                   268,521           260,713
Trading account liabilities                                                                            28,106            27,429
Purchased funds and other borrowings                                                                   25,882            25,096
Acceptances outstanding                                                                                 1,128             1,222
Accrued taxes and other expense                                                                         8,397             8,416
Other liabilities                                                                                      14,393            13,204
Long-term debt                                                                                         25,901            26,443

Stockholder's equity
Common stock: ($0.01 par value)
   Issued shares: 1,000 in each period                                                                      -                 -
Surplus                                                                                                 5,850             5,844
Retained earnings                                                                                      21,643            20,498
Accumulated other changes in equity from nonowner sources (1)                                             237              (295)
                                                                                                  ----------------------------------
Total stockholder's equity                                                                             27,730            26,047
                                                                                                  ----------------------------------
Total liabilities and stockholder's equity                                                           $400,058          $388,570
--------------------------------------------------------------------------------------------------==================================

(1) Amounts at March 31, 2000 and December 31, 1999 include the after-tax amounts for net unrealized gains on securities available for sale of $899 million and $340 million, respectively, and foreign currency translation of ($662) million and ($635) million, respectively.
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)

                                                       Citicorp and Subsidiaries

                                                                                                     Three Months Ended March 31,
                                                                                                  ----------------------------------
In millions of dollars                                                                                  2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                                                        $26,047           $24,686

Net income                                                                                              2,145             1,204
Net change in unrealized gains and losses on securities available for sale, net of tax                    559               128
Foreign currency translation adjustment, net of tax                                                       (27)              (75)
                                                                                                  ----------------------------------
   Total changes in equity from nonowner sources                                                        2,677             1,257

Common cash dividends declared                                                                         (1,000)             (925)

Capital contribution from Citigroup                                                                         -               121

Employee benefit plans and other activity                                                                   6                17
                                                                                                  ----------------------------------

Balance at end of period                                                                              $27,730           $25,156
--------------------------------------------------------------------------------------------------==================================
Summary of changes in equity from nonowner sources
Net income                                                                                            $ 2,145           $ 1,204
Other changes in equity from nonowner sources                                                             532                53
                                                                                                  ----------------------------------
Total changes in equity from nonowner sources                                                         $ 2,677           $ 1,257
--------------------------------------------------------------------------------------------------==================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)      Citicorp and Subsidiaries

                                                                                                     Three Months Ended March 31,
                                                                                                  ----------------------------------
In millions of dollars                                                                                  2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income                                                                                           $  2,145          $  1,204
Adjustments to reconcile net income to net cash used in operating activities
   Provision for credit losses                                                                            751               729
   Depreciation and amortization of premises and equipment                                                231               216
   Amortization of goodwill and acquisition premium costs                                                  83                71
   Restructuring-related items                                                                             20                79
   Venture capital activity                                                                              (845)              157
   Net gain on sale of securities                                                                         (45)              (23)
   Changes in accruals and other, net                                                                     610             2,884
   Net decrease (increase) in loans held for sale                                                         258              (662)
   Net increase in trading account assets                                                              (5,838)             (141)
   Net increase (decrease) in trading account liabilities                                                 677            (5,012)
                                                                                                  ----------------------------------
Total adjustments                                                                                      (4,098)           (1,702)
                                                                                                  ----------------------------------
Net cash used in operating activities                                                                  (1,953)             (498)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Net decrease in deposits at interest with banks                                                           703                69
Securities  --  available for sale and short-term and other
   Purchases                                                                                          (14,652)          (13,800)
   Proceeds from sales                                                                                  5,951             7,302
   Maturities                                                                                           8,004             6,640
Net (increase) decrease in federal funds sold and securities purchased under resale agreements           (293)              160
Net increase in loans                                                                                 (13,910)          (34,851)
Proceeds from sales of loans                                                                            8,079            30,343
Business acquisitions                                                                                    (607)           (1,344)
Capital expenditures on premises and equipment                                                           (235)             (313)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and other real
estate owned                                                                                              149               116
                                                                                                  ----------------------------------
Net cash used in investing activities                                                                  (6,811)           (5,678)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Net increase in deposits                                                                                7,808            10,388
Net increase (decrease) in federal funds purchased and securities sold under repurchase
agreements                                                                                                292            (3,059)
Net increase (decrease) in commercial paper and funds borrowed                                            180              (889)
Proceeds from issuance of long-term debt                                                                  263               575
Repayment of long-term debt                                                                              (844)             (389)
Contribution from Citigroup                                                                                 -               121
Dividends paid                                                                                         (1,000)             (925)
                                                                                                  ----------------------------------
Net cash provided by financing activities                                                               6,699             5,822
------------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and due from banks                                               (140)             (248)
------------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and due from banks                                                                (2,205)             (602)
Cash and due from banks at beginning of period                                                         11,385             9,031
                                                                                                  ----------------------------------
Cash and due from banks at end of period                                                             $  9,180          $  8,429
--------------------------------------------------------------------------------------------------==================================
Supplemental disclosure of cash flow information
Cash paid during the period for:
   Interest                                                                                          $  3,384          $  3,828
   Income taxes                                                                                           377               395
Non-cash investing activities:
   Transfers from loans to other real estate owned                                                   $     95          $     56
--------------------------------------------------------------------------------------------------==================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS                      Citibank, N.A. and Subsidiaries

                                                                                                      March 31,
                                                                                                        2000          December 31,
In millions of dollars                                                                               (Unaudited)          1999
------------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                                           $     8,408         $  10,648
Deposits at interest with banks                                                                        12,617            12,961
Securities, at fair value
   Available for sale                                                                                  38,684            37,071
   Venture capital                                                                                      3,803             3,423
Trading account assets                                                                                 33,737            28,321
Loans held for sale                                                                                     1,020             1,279
Federal funds sold and securities purchased under resale agreements                                     7,394             7,255
Loans, net of unearned income                                                                         212,203           207,935
Allowance for credit losses                                                                            (4,630)           (4,647)
                                                                                                  ----------------------------------
     Loans, net                                                                                       207,573           203,288
Customers' acceptance liability                                                                         1,000             1,134
Premises and equipment, net                                                                             3,747             3,808
Interest and fees receivable                                                                            2,995             3,345
Other assets                                                                                           16,980            15,366
                                                                                                  ----------------------------------
Total assets                                                                                         $337,958          $327,899
--------------------------------------------------------------------------------------------------==================================
Liabilities
Non-interest-bearing deposits in U.S. offices                                                     $    14,779         $  15,501
Interest-bearing deposits in U.S. offices                                                              31,670            32,469
Non-interest-bearing deposits in offices outside the U.S.                                              13,817            12,185
Interest-bearing deposits in offices outside the U.S.                                                 181,797           174,677
                                                                                                  ----------------------------------
   Total deposits                                                                                     242,063           234,832
Trading account liabilities                                                                            27,234            26,196
Purchased funds and other borrowings                                                                   18,911            19,112
Acceptances outstanding                                                                                 1,128             1,222
Accrued taxes and other expense                                                                         5,015             5,273
Other liabilities                                                                                       8,565             7,950
Long-term debt and subordinated notes                                                                  11,773            11,752

Stockholder's equity
Capital stock ($20.00 par value)                                                                          751               751
   outstanding shares: 37,534,553 in each period
Surplus                                                                                                 9,971             9,836
Retained earnings                                                                                      13,056            11,565
Accumulated other changes in equity from nonowner sources (1)                                            (509)             (590)
                                                                                                  ----------------------------------
Total stockholder's equity                                                                             23,269            21,562
                                                                                                  ----------------------------------
Total liabilities and stockholder's equity                                                        $   337,958         $ 327,899
--------------------------------------------------------------------------------------------------==================================

(1) Amounts at March 31, 2000 and December 31, 1999 include the after-tax amounts for net unrealized gains on securities available for sale of $222 million and $116 million, respectively, and foreign currency translation of ($731) million and ($706) million, respectively.
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2000 and for the three-month periods ended March 31, 2000 and 1999 are unaudited and include the accounts of Citicorp and its subsidiaries (collectively, the Company). The Company is an indirect wholly owned subsidiary of Citigroup Inc. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but is not required for interim reporting purposes, has been condensed or omitted.

Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

2. Future Application of Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date of SFAS No. 133 to January 1, 2001 for calendar year companies such as the Company. In March 2000, the FASB proposed an amendment of SFAS No. 133. The new standard will significantly change the accounting treatment of end-user derivative and foreign exchange contracts used by the Company and its customers. Depending on the underlying risk management strategy, these accounting changes could affect reported earnings, assets, liabilities, and stockholder's equity. As a result, the Company and the customers to which it provides derivatives and foreign exchange products will have to reconsider their risk management strategies, since the new standard will not reflect the results of many of those strategies in the same manner as current accounting practice. The Company continues to evaluate the potential impact of implementing the new accounting standard, which will depend, among other things, on the amendment and additional interpretations of the standard prior to the effective date.

3. Business Segment Information

The following table presents certain information regarding the Company's industry segments:

                                                 Total Revenues, Net                               Net
                                                 of Interest Expense      Income Taxes      Income (Loss)(1)(2)  Identifiable Assets
                                                 -----------------------------------------------------------------------------------
In millions of dollars                                            Three Months Ended March 31,
                                                 --------------------------------------------------------------- Mar. 31,  Dec. 31,
  except identifiable assets in billions           2000     1999 (3)     2000    1999 (3)     2000    1999 (3)     2000    1999 (3)
------------------------------------------------------------------------------------------------------------------------------------
Global Consumer                                    $4,607    $4,054     $  492       $369    $  822     $  603      $171       $168
Global Corporate Bank                               2,408     2,233        379        307       643        516       185        176
Global Investment Management
  and Private Banking                                 473       375         47         38        81         64        26         25
Investment Activities                               1,230       123        440         38       767         72        11         11
Corporate/Other                                       (18)       55       (146)       (28)     (168)       (51)        7          9
                                                 -----------------------------------------------------------------------------------
Total                                              $8,700    $6,840     $1,212       $724    $2,145     $1,204      $400       $389
-------------------------------------------------===================================================================================

(1) The 2000 first quarter results reflect after-tax restructuring-related items of $4 million in Global Consumer and $8 million in Corporate/Other. The 1999 first quarter results reflect after-tax restructuring-related items of $38 million in Global Consumer, $4 million in Global Corporate Bank and $8 million in Corporate/Other.
(2) Includes pretax provision for credit losses in the Global Consumer results of $608 million and $610 million, in the Global Corporate Bank results of $121 million and $111 million, and in the Global Investment Management and Private Banking results of $22 million and $8 million for the first quarters of 2000 and 1999, respectively.
(3)   Reclassified to conform to the current period's presentation.
--------------------------------------------------------------------------------

4. Securities

                                                                                                      March 31,       December 31,
In millions of dollars                                                                                  2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Securities Available for Sale, at Fair Value                                                          $47,704           $46,403
Short-term and Other                                                                                      173               189
                                                                                                  ----------------------------------
Available for Sale and Short-term and Other                                                           $47,877           $46,592
                                                                                                  ==================================
Venture Capital, at Fair Value (1)                                                                    $ 5,005           $ 4,160
--------------------------------------------------------------------------------------------------==================================

(1) For the three months ended March 31, 2000, net gains on investments held by venture capital subsidiaries totaled $1.31 billion, of which $1.28 billion and $246 million represented gross unrealized gains and losses, respectively. For the three months ended March 31, 1999, net gains on investments held by venture capital subsidiaries totaled $138 million, of which $96 million and $158 million represented gross unrealized gains and losses, respectively.
--------------------------------------------------------------------------------

                                                                     March 31, 2000                         December 31, 1999(1)
                                                 -----------------------------------------------------------------------------------
                                                                       Gross         Gross
                                                     Amortized    Unrealized    Unrealized                   Amortized
In millions of dollars                                    Cost         Gains        Losses    Fair Value          Cost   Fair  Value
------------------------------------------------------------------------------------------------------------------------------------
Securities Available for Sale
U.S. Treasury and Federal Agency                       $ 7,775        $   37          $218       $ 7,594       $ 8,824       $ 8,636
State and Municipal                                      3,634           196            98         3,732         3,534         3,572
Foreign Government                                      24,055           520           216        24,359        23,901        24,055
U.S. Corporate                                           3,102            73           184         2,991         3,009         2,892
Other Debt Securities                                    4,312            42            16         4,338         3,279         3,297
Equity Securities (2)                                    3,338         1,453           101         4,690         3,251         3,951
                                                 -----------------------------------------------------------------------------------
                                                       $46,216        $2,321          $833       $47,704       $45,798       $46,403
-------------------------------------------------===================================================================================

Securities Available for Sale Include
   Mortgage-Backed Securities                           $5,339            $2          $199        $5,142        $5,258        $5,074
-------------------------------------------------===================================================================================

(1) At December 31, 1999, gross unrealized gains and losses on securities available for sale totaled $1.6 billion and $995 million, respectively.
(2) Includes non-marketable equity securities carried at cost, which are reported in both the amortized cost and fair value columns.
--------------------------------------------------------------------------------

5. Trading Account Assets and Liabilities

                                                                                                      Mar. 31,          Dec. 31,
In millions of dollars                                                                                  2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Trading Account Assets
U.S. Treasury and Federal Agency Securities                                                           $   542          $    131
Foreign Government, Corporate and Other Securities                                                     13,919            10,627
Derivative and Foreign Exchange Contracts (1)                                                          22,917            20,782
                                                                                                  ----------------------------------
                                                                                                      $37,378           $31,540
--------------------------------------------------------------------------------------------------==================================
Trading Account Liabilities
Securities Sold, Not Yet Purchased                                                                    $ 3,436           $ 4,391
Derivative and Foreign Exchange Contracts (1)                                                          24,670            23,038
                                                                                                  ----------------------------------
                                                                                                      $28,106           $27,429
--------------------------------------------------------------------------------------------------==================================

(1)   Net of master netting agreements and securitization.
--------------------------------------------------------------------------------

6. Restructuring-Related Items

In 1999, Citicorp recorded restructuring charges of $131 million, including additional severance charges of $49 million as a result of the continuing implementation of 1998 restructuring initiatives, as well as $82 million (the 1999 charge) of exit costs associated with new initiatives in the Global Consumer business primarily related to the reconfiguration of certain branch operations outside the U.S., the downsizing of certain marketing operations, and the exit of a non-strategic business. These initiatives will be fully implemented during 2000. The 1999 charge included $62 million related to employee severance, $14 million related to exiting leasehold and other contractual obligations, and $6 million related to the write-down to estimated salvage value of assets available for immediate disposal. The $62 million portion of the charge related to employee severance reflects the costs of eliminating approximately 750 positions.

In December 1998, Citicorp recorded a restructuring charge of $1.008 billion, reflecting exit costs associated with business improvement and integration initiatives to be implemented over a 12 to 18 month period. The charge included $666 million related to employee severance for the elimination of approximately 10,700 positions, after considering attrition and redeployment within the Company. The overall workforce reduction, net of anticipated rehires to fill relocated positions, was expected to be approximately 9,200 positions worldwide. The charge also included $312 million related to exiting leasehold and other contractual obligations, and $30 million related to the write-down to estimated salvage value of assets that were available for immediate disposal.

The implementation of these restructuring initiatives also caused certain related premises and equipment assets to become redundant. The remaining depreciable lives of these assets were shortened, and accelerated depreciation charges (in addition to normal scheduled depreciation on these assets) is being recognized over these shortened lives, $20 million and $79 million of which were recorded in the first quarters of 2000 and 1999, respectively.

In 1997, Citicorp recorded a restructuring charge of $880 million related to cost-management programs and customer service initiatives to improve operational efficiency and productivity. The 1997 restructuring reserve was fully utilized as of December 31, 1999.

The status of the 1999, 1998 and 1997 restructuring initiatives is summarized in the following table.

Restructuring Initiatives Activity

                                                                                     Restructuring Initiatives
                                                               ---------------------------------------------------------------------
In millions of dollars                                               1999              1998             1997             Total
------------------------------------------------------------------------------------------------------------------------------------

Restructuring Charges                                                  $82            $1,008             $880            $1,970
Additional Severance Charges                                             -                49                -                49
Utilization (1)                                                        (38)             (813)            (806)           (1,657)
Changes in Estimates                                                     -              (121)             (74)             (195)
                                                               ---------------------------------------------------------------------
Balance at March 31, 2000                                              $44            $  123             $  -            $  167
---------------------------------------------------------------=====================================================================

(1)   Utilization amounts include translation effects on the restructuring reserve.
--------------------------------------------------------------------------------

The 1999 restructuring reserve utilization included $6 million related to the write-down to estimated salvage value of assets available for immediate disposal, as well as $32 million of severance and other exit costs, occurring primarily in 1999 (of which $11 million related to employee severance and $3 million related to leasehold and other exit costs have been paid in cash and $18 million is legally obligated), together with translation effects. At March 31, 2000, approximately 160 gross staff positions have been eliminated under these programs, including 100 in the 2000 first quarter.

The 1998 restructuring reserve utilization includes $30 million of non-cash charges for equipment and premises write-downs as well as $740 million of severance and other exit costs, occurring primarily in 1999 (of which $399 million related to employee severance and $149 million related to leasehold and other exit costs have been paid in cash and $192 million is legally obligated), together with translation effects. Utilization, including translation effects, in the first quarter of 2000 was $75 million. Through March 31, 2000, approximately 6,100 gross staff positions have been eliminated under these programs, including 600 in the 2000 first quarter.

Changes in estimates are attributable to facts and circumstances arising subsequent to an original restructuring charge. During the second half of 1999, changes in estimates resulted in a $121 million reduction in the reserve for 1998 restructuring initiatives, attributable to lower than anticipated costs of implementing certain projects and a reduction in the scope of certain initiatives. Changes in estimates related to the 1997 restructuring initiatives resulted in a reduction of $74 million attributable to lower severance costs due to higher than anticipated levels of attrition and redeployment within the Company, and other unforeseen changes including those resulting from the merger with Travelers.

Additional information about restructuring-related items, including the business segments affected, may be found in the 1999 Annual Report on Form 10-K.

7. Derivative and Foreign Exchange Contracts

The table below presents the aggregate notional principal amounts of Citicorp's outstanding derivative and foreign exchange contracts at March 31, 2000 and December 31, 1999, along with the related balance sheet credit exposure. Additional information concerning Citicorp's derivative and foreign exchange products and activities, including a description of accounting policies, and credit and market risk management process is provided in the 1999 Annual Report on Form 10-K.

                                                                                                              Balance Sheet
                                                                        Notional Principal Amounts       Credit Exposure (1) (2)
                                                                      --------------------------------------------------------------
                                                                         Mar. 31,        Dec. 31,        Mar. 31,       Dec. 31,
In billions of dollars                                                     2000            1999            2000           1999
------------------------------------------------------------------------------------------------------------------------------------
Interest Rate Products                                                  $2,481.4        $1,827.7           $ 3.0          $ 4.0

Foreign Exchange Products                                                 2008.2         1,733.0            15.1           11.8
Equity Products                                                            107.8            86.8             4.0            4.5
Commodity Products                                                          25.1            21.3             0.5            0.2
Credit Derivative Products                                                  46.1            41.9             0.3            0.3
                                                                                                      ------------------------------
                                                                                                           $22.9          $20.8
------------------------------------------------------------------------------------------------------==============================

(1) There is no balance sheet credit exposure for futures contracts because they settle daily in cash, and none for written options because they represent obligations (rather than assets) of Citicorp.
(2) The balance sheet credit exposure reflects $28.8 billion and $26.8 billion of master netting agreements in effect at March 31, 2000 and December 31, 1999, respectively. Master netting agreements mitigate credit risk by permitting the offset of amounts due from and to individual counterparties in the event of counterparty default. In addition, Citibank has securitized and sold net receivables, and the associated credit risk related to certain derivative and foreign exchange contracts via Markets Assets Trust, which amounted to $2.2 billion at both March 31, 2000 and December 31, 1999.
--------------------------------------------------------------------------------

The tables below provide data on the notional principal amounts and maturities of end-user (non-trading) derivatives, along with additional data on end-user interest rate swaps and net purchased option positions at the end of the first quarter 2000.

End-User Derivative Interest Rate and Foreign Exchange Contracts

                                                     Notional Principal
                                                          Amounts (1)                   Percentage of March 31, 2000 Amount Maturing
                                                 -----------------------------------------------------------------------------------
                                                  Mar. 31,   Dec. 31,     Within      1 to       2 to      3 to       4 to     After
In billions of dollars                                2000       1999     1 Year   2 Years    3 Years   4 Years    5 Years   5 Years
------------------------------------------------------------------------------------------------------------------------------------
Interest Rate Products
   Futures Contracts                                 $13.5     $ 6.8       100%        -%        -%         -%        -%         -%
   Forward Contracts                                   3.1       3.8       100         -         -          -         -          -
   Swap Agreements                                    88.3      89.7        34        10        11         12         9         24
   Option Contracts                                    8.9       7.0        26        13        11          3        29         18
Foreign Exchange Products
   Futures and Forward Contracts                      74.6      48.2        97         2         1          -         -          -
   Cross-Currency Swaps                                4.1       4.6        18         7        36          9        17         13
Credit Derivative Products                            29.2      29.2         2         3         8          6        40         41
-------------------------------------------------===================================================================================

(1)   Includes third-party and intercompany contracts.
--------------------------------------------------------------------------------

End-User Interest Rate Swaps and Net Purchased Options as of March 31, 2000

                                                                                     Remaining Contracts Outstanding
                                                                                        Notional Principal Amounts
                                                                      --------------------------------------------------------------
In billions of dollars                                                   2000      2001       2002      2003       2004      2005
------------------------------------------------------------------------------------------------------------------------------------
Receive Fixed Swaps                                                      $60.5      $48.0     $40.7      $33.1     $23.7     $16.3
   Weighted-Average Fixed Rate                                             6.3%       6.4%      6.4%       6.4%      6.6%      6.6%
Pay Fixed Swaps                                                           14.3       10.0       8.5        6.8       5.6       5.0
   Weighted-Average Fixed Rate                                             6.1%       6.2%      6.2%       6.3%      6.3%      6.4%
Basis Swaps                                                               13.5        0.2       0.2        0.2       0.2       0.2
Purchased Caps (Including Collars)                                         0.8          -         -          -         -         -
   Weighted-Average Cap Rate Purchased                                     7.1%         -%        -%         -%        -%        -%
Purchased Floors                                                           5.7        4.4       3.8        2.8       2.7       0.1
   Weighted-Average Floor Rate Purchased                                   6.2%       6.2%      6.2%       7.3%      7.3%      5.8%
Written Floors Related to Purchased Caps (Collars)                         0.1          -         -          -         -         -
   Weighted-Average Floor Rate Written                                     8.4%         -%        -%         -%        -%        -%
Written Caps Related to Other Purchased Caps (1)                           2.3        2.2       1.7        1.7       1.5       1.5
   Weighted-Average Cap Rate Written                                       9.8%       9.8%     10.6%      10.6%     10.7%     10.7%
------------------------------------------------------------------------------------------------------------------------------------
Three-Month Forward LIBOR Rates (2)                                        6.3%       7.2%      7.3%       7.2%      7.2%      7.3%
----------------------------------------------------------------------==============================================================

(1) Includes written options related to purchased options embedded in other financial instruments.
(2) Represents the implied forward yield curve for three-month LIBOR as of March 31, 2000, provided for reference.
--------------------------------------------------------------------------------

8. Contingencies

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

9. Guaranteed Subsidiary Debt

Citicorp guarantees all outstanding long-term debt of CitiFinancial Credit Company (CCC), an indirect wholly owned subsidiary. In addition, Citicorp guarantees the obligations of CCC under its committed and available five-year revolving credit facilities under which no borrowings are currently outstanding. Under these facilities, which expire in 2002, CCC can borrow up to $3.4 billion. Under these facilities, Citicorp is required to maintain a certain level of adjusted consolidated net worth (as defined in the agreements). At March 31, 2000, this requirement was exceeded by approximately $11.5 billion. CCC's results are reflected in the Cards, CitiFinancial and Corporate/Other segments and are fully consolidated in Citicorp's financial statements. Citicorp has not presented separate financial statements and other disclosures concerning CCC because management has determined that such information is not material to holders of CCC's debt securities. The following is summarized legal vehicle financial information for CCC.

Summarized Balance Sheet

                                                                                                      March 31,       December 31,
In millions of dollars                                                                                  2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Consumer loans, net of unearned income                                                                $17,869           $17,601
Allowance for credit losses                                                                              (434)             (433)
                                                                                                  ----------------------------------
     Total loans, net                                                                                  17,435            17,168
Other assets                                                                                            3,451             3,379
                                                                                                  ----------------------------------
Total assets                                                                                          $20,886           $20,547
--------------------------------------------------------------------------------------------------==================================
Due to Citicorp and affiliates                                                                        $12,310           $11,763
Purchased funds and other borrowings                                                                      114                67
Other liabilities                                                                                       1,662             1,931
Long-term debt                                                                                          5,600             5,700
Stockholder's equity                                                                                    1,200             1,086
                                                                                                  ----------------------------------
Total liabilities and stockholder's equity                                                            $20,886           $20,547
--------------------------------------------------------------------------------------------------==================================

Summarized Income Statement

                                                                                                     Three Months Ended March 31,
                                                                                                  ----------------------------------
In millions of dollars                                                                                  2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                                                                  $464              $399
Provision for credit losses                                                                                89                96
Operating expense                                                                                         219               178
Net income                                                                                               $ 98              $ 79
--------------------------------------------------------------------------------------------------==================================

--------------------------------------------------------------------------------
FINANCIAL DATA SUPPLEMENT
--------------------------------------------------------------------------------

                                                                                                           Citicorp and Subsidiaries
AVERAGE BALANCES AND INTEREST RATES, Taxable Equivalent Basis (1) (2)

                                                        Average Volume            Interest Revenue/Expense        % Average Rate
                                              --------------------------------------------------------------------------------------
                                                                                                                      4th     1st
                                               1st Qtr.    4th Qtr.   1st Qtr.   1st Qtr. 4th Qtr.  1st Qtr. 1st Qtr.  Qtr.    Qtr.
In millions of dollars                           2000        1999       1999       2000     1999      1999     2000    1999    1999
------------------------------------------------------------------------------------------------------------------------------------
Loans (net of unearned income) (3)
Consumer loans
     In U.S. offices                          $ 88,592    $ 82,923   $ 76,344     $2,301   $2,209    $1,943   10.45    10.57   10.32
     In offices outside the U.S. (4)            60,044      59,915     54,937      1,591    1,626     1,524   10.66    10.77   11.25
                                              ---------------------------------------------------------------
              Total consumer loans             148,636     142,838    131,281      3,892    3,835     3,467   10.53    10.65   10.71
                                              ---------------------------------------------------------------
Commercial loans
     In U.S. offices
         Commercial and industrial              15,052      14,732     14,670        297      302       287    7.94     8.13    7.93
         Mortgage and real estate                  923         945      1,887         18       18        41    7.84     7.56    8.81
         Lease financing                         3,393       3,325      2,890         58       56        46    6.88     6.68    6.46
     In offices outside the U.S. (4)            73,108      73,336     70,775      1,706    1,618     1,980    9.39     8.75   11.35
                                              ---------------------------------------------------------------
              Total commercial loans            92,476      92,338     90,222      2,079    1,994     2,354    9.04     8.57   10.58
                                              ---------------------------------------------------------------
              Total loans                      241,112     235,176    221,503      5,971    5,829     5,821    9.96     9.83   10.66
                                              ---------------------------------------------------------------
Federal funds sold and resale agreements
In U.S. offices                                  2,200       2,597      5,215         28       30        51    5.12     4.58    3.97
In offices outside the U.S. (4)                  2,535       2,860      3,302         44       55        90    6.98     7.63   11.05
                                              ---------------------------------------------------------------
    Total                                        4,735       5,457      8,517         72       85       141    6.12     6.18    6.71
                                              ---------------------------------------------------------------
Securities, at fair value
In U.S. offices
     Taxable                                    16,396      15,729     13,210        173      178       138    4.24     4.49    4.24
     Exempt from U.S. income tax                 3,619       3,360      3,356         60       54        50    6.67     6.38    6.04
In offices outside the U.S. (4)                 30,673      28,776     27,347        609      583       970    7.99     8.04   14.39
                                              ---------------------------------------------------------------
    Total                                       50,688      47,865     43,913        842      815     1,158    6.68     6.76   10.69
                                              ---------------------------------------------------------------
Trading account assets (5)
In U.S. offices                                  3,039       2,792      1,911         51       38        30    6.75     5.40    6.37
In offices outside the U.S. (4)                  9,181       5,813      7,702        163      137       132    7.14     9.35    6.95
                                              ---------------------------------------------------------------
    Total                                       12,220       8,605      9,613        214      175       162    7.04     8.07    6.83
                                              ---------------------------------------------------------------
Loans held for sale, in U.S. offices             4,257       4,276      5,213        119      115       139   11.24    10.67   10.81
Deposits at interest with banks (4)             11,547      12,074     11,982        256      240       232    8.92     7.89    7.85
                                              ---------------------------------------------------------------
Total interest-earning assets                  324,559     313,453    300,741     $7,474   $7,259    $7,653    9.26     9.19   10.32
                                                                                 ===================================================
Non-interest-earning assets (5)                 57,789      55,292     57,096
                                              -----------------------------------
Total assets                                  $382,348    $368,745   $357,837
------------------------------------------------------------------------------------------------------------------------------------
Deposits
In U.S. offices
     Savings deposits (6)                     $ 34,974    $ 33,886   $ 33,009     $  269  $   246    $  222    3.09     2.88    2.73
     Other time deposits                        13,295      13,383     11,191        150      135        94    4.54     4.00    3.41
In offices outside the U.S. (4)                181,554     173,541    160,550      2,384    2,273     2,549    5.28     5.20    6.44
                                              ---------------------------------------------------------------
    Total                                      229,823     220,810    204,750      2,803    2,654     2,865    4.91     4.77    5.67
                                              ---------------------------------------------------------------
Trading account liabilities (5)
In U.S. offices                                  1,999       1,643      1,781         12       16        14    2.41     3.86    3.19
In offices outside the U.S. (4)                  1,408       1,173        726          7        7         5    2.00     2.37    2.79
                                              ---------------------------------------------------------------
    Total                                        3,407       2,816      2,507         19       23        19    2.24     3.24    3.07
                                              ---------------------------------------------------------------
Purchased funds and other borrowings
In U.S. offices                                 14,561      13,793     14,371        206      192       161    5.69     5.52    4.54
In offices outside the U.S. (4)                  8,231       7,915     10,032        258      224       521   12.61    11.23   21.06
                                              ---------------------------------------------------------------
    Total                                       22,792      21,708     24,403        464      416       682    8.19     7.60   11.33
                                              ---------------------------------------------------------------
Long-term debt
In U.S. offices                                 21,495      22,189     23,178        359      359       330    6.72     6.42    5.77
In offices outside the U.S. (4)                  4,790       5,105      3,501        116       93       170    9.74     7.23   19.69
                                              ---------------------------------------------------------------
    Total                                       26,285      27,294     26,679        475      452       500    7.27     6.57    7.60
                                              -----------------------------------
                                                                                 ----------------------------
Total interest-bearing liabilities             282,307     272,628    258,339     $3,761   $3,545    $4,066    5.36     5.16    6.38
                                                                                 ===================================================
Demand deposits in U.S. offices                  9,839      10,264     10,709
Other non-interest-bearing liabilities (5)      63,060      60,336     63,676
Total stockholder's equity                      27,142      25,517     25,113
                                              -----------------------------------
Total liabilities and stockholder's equity    $382,348    $368,745   $357,837
------------------------------------------------------------------------------------------------------------------------------------

NET INTEREST REVENUE AS A PERCENTAGE OF AVERAGE INTEREST-EARNING ASSETS

In U.S. offices (7)                           $137,282    $130,667   $124,484     $1,787   $1,807    $1,662    5.24     5.49    5.41
In offices outside the U.S. (7)                187,277     182,786    176,257      1,926    1,907     1,925    4.14     4.14    4.43
                                              ---------------------------------------------------------------
Total                                         $324,559    $313,453   $300,741     $3,713   $3,714    $3,587    4.60     4.70    4.84
----------------------------------------------======================================================================================

(1) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.
(2) Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 7 of Notes to Consolidated Financial Statements.
(3)   Includes cash-basis loans.
(4) Average rates reflect prevailing local interest rates including inflationary effects and monetary correction in certain countries.
(5) The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest-earning assets and other non-interest-bearing liabilities.
(6) Savings deposits consist of Insured Money Market Rate accounts, NOW accounts, and other savings deposits.
(7) Includes allocations for capital and funding costs based on the location of the asset.
--------------------------------------------------------------------------------

CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS

                                                                                     Mar. 31,         Dec. 31,          Mar. 31,
In millions of dollars                                                                 2000             1999              1999
------------------------------------------------------------------------------------------------------------------------------------
Commercial cash-basis loans
Collateral dependent (at lower of cost or collateral value) (1)                      $   178          $   200           $   140
Other                                                                                  1,218            1,162             1,277
                                                                                 ---------------------------------------------------
Total                                                                                $ 1,396          $ 1,362           $ 1,417
---------------------------------------------------------------------------------===================================================
Commercial cash-basis loans
In U.S. offices                                                                      $   240          $   215           $   234
In offices outside the U.S.                                                            1,156            1,147             1,183
                                                                                 ---------------------------------------------------
Total                                                                                $ 1,396          $ 1,362           $ 1,417
---------------------------------------------------------------------------------===================================================
Commercial renegotiated loans (in offices outside the U.S.)                              $31              $43               $47
---------------------------------------------------------------------------------===================================================
Consumer loans on which accrual of interest had been suspended
In U.S. offices                                                                      $   713          $   724           $   771
In offices outside the U.S.                                                            1,504            1,506             1,481
                                                                                 ---------------------------------------------------
Total                                                                                $ 2,217          $ 2,230           $ 2,252
---------------------------------------------------------------------------------===================================================
Accruing loans 90 or more days delinquent (2)
In U.S. offices                                                                      $   774          $   732           $   610
In offices outside the U.S.                                                              418              452               477
                                                                                 ---------------------------------------------------
Total                                                                                $ 1,192          $ 1,184           $ 1,087
---------------------------------------------------------------------------------===================================================

(1) A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.
(2) Substantially all consumer loans, of which $409 million, $379 million and $302 million are government-guaranteed student loans at March 31, 2000, December 31, 1999 and March 31, 1999, respectively.
--------------------------------------------------------------------------------

OTHER REAL ESTATE OWNED AND ASSETS PENDING DISPOSITION

                                                                                     Mar. 31,         Dec. 31,          Mar. 31,
In millions of dollars                                                                 2000             1999              1999
------------------------------------------------------------------------------------------------------------------------------------
Consumer (1)                                                                            $189             $204              $217
Commercial (1)                                                                           184              200               238
Corporate/Other                                                                            -                6                 -
                                                                                 ---------------------------------------------------
Total                                                                                   $373             $410              $455
---------------------------------------------------------------------------------===================================================
Assets pending disposition (2)                                                          $ 97             $ 86              $ 95
---------------------------------------------------------------------------------===================================================

(1) Represents repossessed real estate, carried at lower of cost or collateral value.
(2) Represents consumer residential mortgage loans that have a high probability of foreclosure, carried at lower of cost or collateral value.
--------------------------------------------------------------------------------

DETAILS OF CREDIT LOSS EXPERIENCE

                                                 1st Qtr.          4th Qtr.          3rd Qtr.         2nd Qtr.          1st Qtr.
In millions of dollars                             2000              1999              1999             1999              1999
------------------------------------------------------------------------------------------------------------------------------------
Allowance for credit losses
  at beginning of period                          $6,679            $6,706            $6,743           $6,662            $6,617
                                             ---------------------------------------------------------------------------------------

Provision for credit losses
Consumer                                             630               596               595              680               618
Commercial                                           121                90                37              110               111
                                             ---------------------------------------------------------------------------------------
                                                     751               686               632              790               729
                                             ---------------------------------------------------------------------------------------
Gross credit losses
Consumer
In U.S. offices                                      466               429               420              440               391
In offices outside the U.S.                          312               310               324              332               304
Commercial
In U.S. offices                                       46                26                 8                2                 1
In offices outside the U.S.                           94               130                95              132               130
                                             ---------------------------------------------------------------------------------------
                                                     918               895               847              906               826
                                             ---------------------------------------------------------------------------------------
Credit recoveries
Consumer
In U.S. offices                                       74                54                66               70                55
In offices outside the U.S.                           73                82                79               70                63
Commercial
In U.S. offices                                        8                11                 1                3                 2
In offices outside the U.S.                           11                46                15               21                18
                                             ---------------------------------------------------------------------------------------
                                                     166               193               161              164               138
                                             ---------------------------------------------------------------------------------------
Net credit losses
In U.S. offices                                      430               390               361              369               335
In offices outside the U.S.                          322               312               325              373               353
                                             ---------------------------------------------------------------------------------------
                                                     752               702               686              742               688
                                             ---------------------------------------------------------------------------------------
Other-net (1)                                        (21)              (11)               17               33                 4
                                             ---------------------------------------------------------------------------------------
Allowance for credit losses
  at end of period                                $6,657            $6,679            $6,706           $6,743            $6,662
---------------------------------------------=======================================================================================
Net consumer credit losses                        $  631            $  603            $  599           $  632            $  577
As a percentage of average consumer loans           1.71%             1.68%             1.73%            1.89%             1.78%
------------------------------------------------------------------------------------------------------------------------------------
Net commercial credit losses                      $  121            $   99            $   87           $  110            $  111
As a percentage of average commercial loans         0.53%             0.43%             0.38%            0.49%             0.50%
---------------------------------------------=======================================================================================

(1) Primarily includes foreign currency translation effects and the addition of allowance for credit losses related to acquisitions.
--------------------------------------------------------------------------------

TRADING-RELATED REVENUE

                                                                                                            First Quarter
                                                                                                  ----------------------------------
In millions of dollars                                                                                  2000              1999
------------------------------------------------------------------------------------------------------------------------------------

By Income Statement Line
   Foreign Exchange                                                                                      $422              $488
   Trading Account                                                                                        369               304
   Other (1)                                                                                               47                80
                                                                                                  ----------------------------------
   Total                                                                                                 $838              $872
--------------------------------------------------------------------------------------------------==================================

By Trading Activity
   Foreign Exchange (2)                                                                                  $377              $456
   Derivative (3)                                                                                         349               282
   Fixed Income (4)                                                                                        44                37
   Other                                                                                                   68                97
                                                                                                  ----------------------------------
   Total                                                                                                 $838              $872
--------------------------------------------------------------------------------------------------==================================

By Business Sector
   Global Corporate
         Emerging Markets                                                                                $257              $335
         Global Relationship Banking                                                                      439               414
                                                                                                  ----------------------------------
               Total Global Corporate                                                                     696               749
   Global Consumer and Other                                                                              142               123
                                                                                                  ----------------------------------
   Total                                                                                                 $838              $872
--------------------------------------------------------------------------------------------------==================================

(1)   Primarily net interest revenue.
(2) Foreign exchange activity includes foreign exchange spot, forward, and option contracts.
(3) Derivative activity primarily includes interest rate and currency swaps, options, financial futures, and equity and commodity contracts.
(4) Fixed income activity principally includes government and corporate debt, mortgage assets, and other debt instruments.
--------------------------------------------------------------------------------

                           Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits

      See Exhibit Index.

      (b) Reports on Form 8-K

      On January 21, 2000, the Company filed a Current Report on Form 8-K dated January 18, 2000 (Item 5), which report summarized the consolidated operations of Citicorp and its subsidiaries for the quarters and years ended December 31, 1999 and 1998.

      No other reports on Form 8-K were filed during the first quarter of 2000; however, on April 18, 2000, the Company filed a Current Report on Form 8-K dated April 17, 2000 (Item 5), which report summarized the consolidated operations of Citicorp and its subsidiaries for the quarters ended March 31, 2000 and 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of May, 2000.

                                            CITICORP
                                            (Registrant)


                                            By: /s/ Todd S. Thomson
                                            ------------------------------------
                                            Name: Todd S. Thomson
                                            Title: Chief Financial Officer
                                                   Principal Financial Officer

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

3.02 Citicorp's By-Laws (incorporated by reference to Exhibit 3.02 to Citicorp's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-5738).

12.01       Computation of Ratio of Earnings to Fixed Charges.

12.02 Computation of Ratio of Earnings to Fixed Charges (including preferred stock dividends).

27.01       Financial Data Schedule.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of Citicorp does not exceed 10% of the total assets of Citicorp and its consolidated subsidiaries. Citicorp will furnish copies of any such instrument to the Securities and Exchange Commission upon request.