Form 10-Q
period 2000-06-30
CITICORP
filed 2000-08-14
CIK 20405

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

|X|            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                                   ----------

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

                                    Citicorp

                                TABLE OF CONTENTS

                         Part I - Financial Information

Item 1. Financial Statements:                                          Page No.
                                                                       --------

        Consolidated Statements of Income (Unaudited) -
         Three and Six Months Ended June 30, 2000 and 1999                   24

        Consolidated Balance Sheets -
          June 30, 2000 (Unaudited) and December 31, 1999                    25

        Consolidated Statements of Changes in Stockholder's Equity
          (Unaudited) - Six Months Ended June 30, 2000 and 1999              26

        Consolidated Statements of Cash Flows (Unaudited) -
          Six Months Ended June 30, 2000 and 1999                            27

        Consolidated Balance Sheets of Citibank, N.A. and
          Subsidiaries - June 30, 2000 (Unaudited)
          and December 31, 1999                                              28

        Notes to Consolidated Financial Statements (Unaudited)               29

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                1-23

                                                                          18-20
Item 3. Quantitative and Qualitative Disclosures about Market Risk           33

                           Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K                                     39

Signatures                                                                   40

Exhibit Index                                                                41

CITICORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS

BUSINESS FOCUS

The table below shows the core income (loss) for each of Citicorp's businesses:

                                                                  Three Months Ended June 30,         Six Months Ended June 30,
                                                               ---------------------------------------------------------------------
In millions of dollars                                               2000            1999(1)            2000            1999(1)
------------------------------------------------------------------------------------------------------------------------------------
Global Consumer
Citibanking North America                                          $  138            $  102           $  275            $  173
Mortgage Banking                                                       66                52              127               111
North America Cards                                                   308               279              604               557
CitiFinancial                                                         117                78              229               149
                                                               ---------------------------------------------------------------------
     Total North America                                              629               511            1,235               990
                                                               ---------------------------------------------------------------------
Europe, Middle East & Africa                                           92                73              194               141
Asia Pacific                                                          183               108              357               210
Latin America                                                          41                41              111                88
                                                               ---------------------------------------------------------------------
     Total International                                              316               222              662               439
                                                               ---------------------------------------------------------------------
e-Consumer (2)                                                        (46)              (28)            (115)              (51)
Other                                                                 (29)              (23)             (56)              (37)
                                                               ---------------------------------------------------------------------
Total Global Consumer                                                 870               682            1,726             1,341
                                                               ---------------------------------------------------------------------

Global Corporate Bank
Emerging Markets                                                      370               286              762               601
Global Relationship Banking                                           259               147              499               334
                                                               ---------------------------------------------------------------------
Total Global Corporate Bank                                           629               433            1,261               935
                                                               ---------------------------------------------------------------------

Global Investment Management and Private Banking
Citibank Asset Management and Global Retirement Services                8                (4)               9                 4
Global Private Bank                                                    79                71              160               126
                                                               ---------------------------------------------------------------------
Total Global Investment Management and Private Banking                 87                67              169               130
                                                               ---------------------------------------------------------------------

Corporate/Other                                                      (114)              (29)            (280)              (66)
e-Citi (2)                                                            (17)              (11)             (31)              (16)
                                                               ---------------------------------------------------------------------
Total Corporate/Other                                                (131)              (40)            (311)              (82)
                                                               ---------------------------------------------------------------------

Investment Activities                                                 215               141              982               213
                                                               ---------------------------------------------------------------------
Core income                                                         1,670             1,283            3,827             2,537
                                                               ---------------------------------------------------------------------

Restructuring-related items, after-tax (3)                             (3)              (29)             (15)              (79)
                                                               ---------------------------------------------------------------------
Net income                                                         $1,667            $1,254           $3,812            $2,458
---------------------------------------------------------------=====================================================================

(1)   Reclassified to conform to the current period's presentation.
(2) Previously shown as part of e-Citi and presented in the Global Consumer segment.
(3) The 2000 second quarter and six months include accelerated depreciation of $19 million and $31 million, respectively, new charges of $14 million and a $30 million credit for the reversal of prior charges. The 1999 second quarter and six months include accelerated depreciation of $29 million and $79 million, respectively. See Note 6 of Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

INCOME ANALYSIS

The income analysis reconciles amounts shown in the Consolidated Statements of Income on page 24 to the basis presented in the business segment discussions.

                                                                  Three Months Ended June 30,         Six Months Ended June 30,
                                                               ---------------------------------------------------------------------
In millions of dollars                                               2000              1999             2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                             $7,851            $7,004          $16,551           $13,844
Effect of credit card securitization activity                          469               570              988             1,158
                                                               ---------------------------------------------------------------------
Adjusted revenues, net of interest expense                           8,320             7,574           17,539            15,002
                                                               ---------------------------------------------------------------------
Total operating expenses                                             4,480             4,204            9,072             8,387
Restructuring-related items                                             (4)              (47)             (24)             (126)
                                                               ---------------------------------------------------------------------
Adjusted operating expenses                                          4,476             4,157            9,048             8,261
                                                               ---------------------------------------------------------------------
Operating margin                                                     3,844             3,417            8,491             6,741
                                                               ---------------------------------------------------------------------
Provision for credit losses                                            711               790            1,462             1,519
Effect of credit card securitization activity                          469               570              988             1,158
                                                               ---------------------------------------------------------------------
Adjusted provision for credit losses                                 1,180             1,360            2,450             2,677
                                                               ---------------------------------------------------------------------
Core income before income taxes                                      2,664             2,057            6,041             4,064
Taxes on core income                                                   994               774            2,214             1,527
                                                               ---------------------------------------------------------------------
Core income                                                          1,670             1,283            3,827             2,537
Restructuring-related items, after-tax                                  (3)              (29)             (15)              (79)
                                                               ---------------------------------------------------------------------
Net income                                                          $1,667            $1,254          $ 3,812           $ 2,458
---------------------------------------------------------------=====================================================================

Results of Operations

Citicorp reported core income of $1.670 billion in the 2000 second quarter, up $387 million or 30% from $1.283 billion in the 1999 second quarter. Core income in the second quarters excluded charges of $3 million in 2000 and $29 million in 1999 for after-tax restructuring-related items (see Note 6 of Notes to the Consolidated Financial Statements). Core income return on common equity was 23.9% compared to 20.0% a year ago. Net income for the 2000 second quarter was $1.667 billion, up $413 million or 33% from $1.254 billion for the year-ago quarter. Core income for the 2000 six months of $3.827 billion was up $1.290 billion or 51% from $2.537 billion in the 1999 six months. Core income in the six months excluded charges of $15 million in 2000 and $79 million in 1999 for after-tax restructuring-related items. Core income return on common equity for the six months was 27.9% compared to 20.2% a year ago. Net income for the 2000 six months was $3.812 billion, up $1.354 billion or 55% from $2.458 billion a year ago.

Core income growth in the 2000 second quarter and six months was led by Global Corporate Bank, which improved $196 million or 45% in the quarter and $326 million or 35% in the six months, primarily reflecting strong revenue growth. Global Relationship Banking (GRB) core income grew $112 million or 76% in the 2000 quarter and $165 million or 49% in the 2000 six months, and Emerging Markets was up $84 million or 29% and $161 million or 27% in the 2000 quarter and six months, respectively. Global Consumer, which was up $188 million or 28% and $385 million or 29% in the 2000 quarter and six months, reflected growth in virtually all businesses. In the 2000 second quarter, North America core income increased $118 million or 23% from 1999, reflecting the continued strong performance of CitiFinancial, up $39 million or 50%, Citibanking North America, up $36 million or 35%, North America Cards, up $29 million or 10%, and Mortgage Banking, up $14 million or 27%. International businesses core income in the 2000 second quarter grew $94 million or 42% from the 1999 second quarter, marked by an especially strong performance in Asia Pacific, up $75 million or 69%. Global Consumer growth in the 2000 six months was led by North America, up $245 million or 25% from 1999, with Citibanking North America up $102 million or 59%, CitiFinancial up $80 million or 54%, North America Cards up $47 million or 8%, and Mortgage Banking, up $16 million or 14%. Also, International businesses were up $223 million or 51%, with Asia Pacific up $147 million or 70%, Europe, Middle East, and Africa up $53 million or 38% and Latin America up $23 million or 26% in the 2000 six-month period. Global Investment Management and Private Banking core income grew $20 million and $39 million in the 2000 quarter and six months, both up 30%, primarily reflecting acquisitions in the Global Retirement Services business and volume-related growth in customer revenue, partially offset by increased business development expenses. Investment Activities core income was up $74 million and $769 million from the 1999 second quarter and six months, primarily reflecting strong venture capital results and higher levels of securities transactions. The decreases in Corporate/Other included higher treasury costs and, in the six-month period, a contribution made to the Citigroup Foundation.

Adjusted revenues, net of interest expense, of $8.3 billion and $17.5 billion in the 2000 second quarter and six months were up $746 million or 10% and $2.5 billion or 17% from the 1999 periods. Global Corporate Bank revenues of $2.5 billion in the 2000 quarter and $5.0 billion in the 2000 six months were up $405 million or 19% and $593 million or 13% from 1999. GRB improved $231 million or 22% in the 2000 quarter and $324 million or 15% in the 2000 six months, primarily due to growth in transaction services, equity derivatives and structured products, and Emerging Markets was up $174 million or 16% in the 2000 second quarter and $269 million or 12% in the 2000 six months, reflecting broad-based growth in transaction services and structured products. Global Consumer revenues were up $231 million or 5% in the 2000 quarter to $5.0 billion, and were up $705 million or 8% in the six months to $10.1 billion. North America revenues grew $147 million or 5% and $392 million or 6% in the 2000 quarter and six months, led by

CitiFinancial, up $78 million or 20% and $179 million or 24%, primarily due to strong growth in receivables, and Citibanking North America, up $57 million or 11% and $129 million or 13%, reflecting higher customer deposit spreads and volumes, and higher investment product sales, partially offset by lower loan revenues. International revenues in the 2000 second quarter and six months were up $130 million or 8% and $383 million or 12%, respectively, primarily due to growth in Asia Pacific. Global Investment Management and Private Banking revenues of $502 million in the quarter and $979 million in the six months were up $119 million or 31% and $220 million or 29% from the 1999 periods, primarily from acquisitions and growth in both assets and client business volumes under management. Revenues in Investment Activities increased $126 million and $1.2 billion from the 1999 second quarter and six months, respectively, primarily reflecting increases in venture capital results and securities transactions, and in the 2000 six months, were partially offset by writedowns in the refinancing portfolio.

Net interest revenue, as shown in the Consolidated Statements of Income, rose to $3.8 billion in the 2000 second quarter and $7.5 billion in the 2000 six months, up $165 million or 5% and $292 million or 4%, respectively, from the comparable 1999 periods, reflecting business volume growth in most markets, partially offset by spread compression. Net interest revenue, adjusted for the effect of credit card securitization, of $4.6 billion and $9.4 billion in the 2000 quarter and 2000 six months, was essentially unchanged from the comparable 1999 periods. Fees and commissions revenues of $2.3 billion in the 2000 quarter and $4.5 billion in the 2000 six months, were up $484 million or 26% and $944 million or 27% from the 1999 periods, primarily as a result of volume-related growth in assets under fee-based management, higher investment product sales, and increased card related fees. Aggregate trading and foreign exchange revenues of $709 million in the 2000 quarter and $1.5 billion in the 2000 six months increased $203 million or 40% and $202 million or 16%, respectively, reflecting strong results in GRB in both periods, partially offset by lower results in Emerging Markets. Securities transactions revenues increased $101 million to $252 million in the 2000 quarter and $123 million to $297 million in the 2000 six months compared to 1999, reflecting increased gains on investments, partially offset in the six-month period by writedowns in the refinancing portfolio. Other revenue of $746 million in the 2000 second quarter, was down $106 million from the 1999 period, reflecting lower net asset gains and credit card securitization revenues, but was up $1.1 billion to $2.8 billion in the 2000 six months, primarily reflecting higher venture capital results.

Adjusted operating expenses of $4.5 billion and $9.0 billion for the 2000 second quarter and six months, which exclude restructuring-related items, were up $319 million or 8% in the 2000 quarter and $787 million or 10% in the 2000 six months compared to 1999. Global Consumer expenses increased 6% in the 2000 second quarter and 8% in the 2000 six months, reflecting an increase in sales-related expenses, higher business volume and expansion initiatives, and charges related to the termination of certain contracts and initiatives at e-Consumer. Global Investment Management and Private Banking expenses increased 31% and 26% from the year-ago quarter and six-month periods, primarily reflecting acquisitions in the Global Retirement Services business and higher costs associated with the continued expansion of sales and marketing efforts and investments in technology. Global Corporate Bank expenses were up 7% in the 2000 quarter and 3% in the 2000 six months compared to 1999, primarily attributable to increased business volumes and costs associated with newly acquired businesses, and were partially offset by lower year 2000 expenses in the GRB. Corporate/Other expenses were unchanged in the 2000 quarter and increased $172 million in the 2000 six months, primarily reflecting a $108 million pretax expense in the year-to-date period (which had minimal impact on Citicorp's earnings after related tax benefits and investment gains) for the contribution of appreciated venture capital securities to the Citigroup Foundation, and increases in certain technology and other unallocated corporate costs.

Adjusted provisions for credit losses were $1.2 billion and $2.5 billion in the 2000 second quarter and six months, down $180 million or 13% in the quarter and $227 million or 8% in the six months from the 1999 periods. Global Consumer managed net credit losses were $1.064 billion and the related loss ratio was 2.06% in the 2000 second quarter, down from $1.147 billion and 2.30% in the preceding quarter and $1.201 billion and 2.60% a year ago. The managed consumer loan delinquency ratio (90 days or more past due) at June 30, 2000 decreased to 1.67% from 1.87% at March 31, 2000 and 2.00% a year ago. Global Corporate Bank provision for credit losses reflected increases of $20 million in the 2000 second quarter to $131 million and $32 million in the 2000 six months to $255 million from the 1999 periods. The provision for credit losses as shown in the Consolidated Statements of Income, which excludes credit card securitization activity, was $711 million in the 2000 quarter, and $1.5 billion in the 2000 six months, down $79 million and $57 million, respectively, from the 1999 periods.

Total capital (Tier 1 and Tier 2) was $41.5 billion or 11.95% of net risk-adjusted assets, and Tier 1 capital was $27.9 billion or 8.02% at June 30, 2000, compared to $38.4 billion or 12.00% and $25.8 billion or 8.07%, respectively, at March 31, 2000.

GLOBAL CONSUMER

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------       %       -------------------------------      %
In millions of dollars                         2000          1999 (1)        Change          2000         1999 (1)        Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense      $4,515          $4,183             8         $ 9,088         $8,213             11
Effect of credit card securitization
activity                                        469             570           (18)            988          1,158            (15)
                                          -------------------------------               -------------------------------
Adjusted revenues,
  net of interest expense                     4,984           4,753             5          10,076          9,371              8
                                          -------------------------------               -------------------------------
Adjusted operating expenses (2)               2,549           2,406             6           5,154          4,765              8
                                          -------------------------------               -------------------------------
Provision for credit losses                     577             677           (15)          1,182          1,286             (8)
Effect of credit card securitization
activity                                        469             570           (18)            988          1,158            (15)
                                          -------------------------------               -------------------------------
Adjusted provision for credit losses          1,046           1,247           (16)          2,170          2,444            (11)
                                          -------------------------------               -------------------------------
Core income before taxes                      1,389           1,100            26           2,752          2,162             27
Income taxes                                    519             418            24           1,026            821             25
                                          -------------------------------               -------------------------------
Core income                                     870             682            28           1,726          1,341             29
Restructuring-related items, after-tax           10             (18)           NM               6            (56)            NM
                                          -------------------------------               -------------------------------
Net income                                   $  880          $  664            33         $ 1,732         $1,285             35
------------------------------------------==========================================================================================
Average assets (in billions of dollars)        $172            $159             8            $169           $157              8
Return on assets                               2.06%           1.68%                         2.06%          1.65%
------------------------------------------==========================================================================================
Excluding restructuring-related items
Return on assets                               2.03%           1.72%                         2.05%          1.72%
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Global Consumer -- which provides banking, lending, and investment services, including credit and charge cards, to customers around the world -- reported core income of $870 million and $1.726 billion in the 2000 second quarter and six months, up $188 million or 28% and $385 million or 29% from the 1999 periods, reflecting growth in virtually all businesses. North America core income increased $118 million or 23% in the 2000 second quarter and $245 million or 25% in the six months reflecting strong performance across all businesses. In the International businesses, core income grew $94 million or 42% in the 2000 second quarter and $223 million or 51% in the 2000 six months, marked by strong performance in Asia Pacific and Europe, Middle East & Africa. In Latin America, core income was unchanged in the quarter, but was up $23 million or 26% in the six months. Net income of $880 million and $1.732 billion in the 2000 second quarter and six months included restructuring-related credits of $10 million ($16 million pretax) and $6 million ($10 million pretax), respectively. Net income of $664 million and $1.285 billion in the 1999 second quarter and six months included restructuring-related items of $18 million ($30 million pretax) and $56 million ($91 million pretax), respectively.

North America

Citibanking North America

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------       %       -------------------------------      %
In millions of dollars                         2000          1999 (1)        Change          2000         1999 (1)        Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $574            $517            11          $1,152         $1,023             13
Adjusted operating expenses (2)                 335             324             3             674            684             (1)
Provision for credit losses                       7              15           (53)             16             38            (58)
                                          -------------------------------               -------------------------------
Core income before taxes                        232             178            30             462            301             53
Income taxes                                     94              76            24             187            128             46
                                          -------------------------------               -------------------------------
Core income                                     138             102            35             275            173             59
Restructuring-related items, after-tax            8              (5)           NM               8            (19)            NM
                                          -------------------------------               -------------------------------
Net income                                     $146            $ 97            51          $  283         $  154             84
------------------------------------------==========================================================================================
Average assets (in billions of dollars)          $9             $10           (10)             $9            $10            (10)
Return on assets                               6.52%           3.89%                         6.32%          3.11%
------------------------------------------==========================================================================================
Excluding restructuring-related items
Return on assets                               6.17%           4.09%                         6.14%          3.49%
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Citibanking North America -- which delivers banking, lending, and investment services to customers through Citibank's branches and electronic delivery systems -- reported core income of $138 million and $275 million in the 2000 second quarter and six months, up $36 million or 35% and $102 million or 59% from the 1999 periods, primarily driven by revenue growth. Net income of $146 million and $283 million in the 2000 second quarter and six months included restructuring-related credits of $8 million ($14 million pretax) in both periods. Net income of $97 million and $154 million in the 1999 second quarter and six months included restructuring-related charges of $5 million ($9 million pretax) and $19 million ($31 million pretax), respectively.

As shown in the following table, Citibanking grew accounts and customer deposits from 1999. Loans declined from a year ago as loan repayments exceeded loan originations.

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------       %       -------------------------------      %
In billions of dollars                         2000            1999          Change          2000           1999          Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions)                           6.4             6.0            7              6.4            6.0             7
Average customer deposits                      $44.3           $42.2            5            $43.9          $41.9             5
Average loans                                  $ 7.1           $ 7.6           (7)           $ 7.2          $ 7.6            (5)
------------------------------------------==========================================================================================

Revenues, net of interest expense, of $574 million and $1.152 billion in the 2000 second quarter and six months increased $57 million or 11% and $129 million or 13% from the 1999 periods reflecting higher customer deposit spreads and volumes and higher investment product sales, and were partially offset by lower loan revenues. Investment product fees and commissions increased by 22% and 37% from the 1999 second quarter and six months. Adjusted operating expenses increased $11 million or 3% in the quarter and declined $10 million or 1% in the six months reflecting higher variable compensation due to an increased sales force and higher investment product sales, partially offset by lower marketing expenses, and in the six months reflecting reduced fixed costs.

The provision for credit losses declined to $7 million and $16 million in the 2000 second quarter and six months from $15 million and $38 million in the 1999 periods. The net credit loss ratio of 0.86% in the 2000 second quarter declined from 0.98% in the 2000 first quarter and 1.21% a year ago. Loans delinquent 90 days or more of $33 million or 0.46% of loans at June 30, 2000 continued to improve from $48 million or 0.67% at March 31, 2000 and $92 million or 1.22% a year ago. The declines in the provision for credit losses and delinquencies reflect continued improvement in the portfolio and a decline in loan volumes.

Mortgage Banking

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------       %       -------------------------------      %
In millions of dollars                         2000          1999 (1)        Change          2000         1999 (1)        Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $206            $183            13            $410           $352             16
Total operating expenses                        100              89            12             196            155             26
(Benefit) provision for credit losses            (4)              5            NM               1              8            (88)
                                          -------------------------------               -------------------------------
Income before taxes                             110              89            24             213            189             13
Income taxes                                     44              37            19              86             78             10
                                          -------------------------------               -------------------------------
Net income                                     $ 66            $ 52            27            $127           $111             14
------------------------------------------==========================================================================================
Average assets (in billions of dollars)         $35             $29            21             $34            $29             17
Return on assets                               0.76%           0.72%                         0.75%          0.77%
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
NM    Not meaningful
--------------------------------------------------------------------------------

Mortgage Banking -- which originates and services mortgages and student loans for customers across North America -- reported net income of $66 million and $127 million in the 2000 second quarter and six months, up $14 million or 27% and $16 million or 14% from the 1999 periods, reflecting growth in both the mortgage and student loan businesses, including the effect of the April 1999 acquisition of the principal operating assets and certain liabilities of Source One Mortgage Services Corporation (Source One).

As shown in the following table, accounts and loans increased from the 1999 periods reflecting growth in both student loans and mortgages. Accounts reflect growth in student loans and serviced mortgage accounts. Average loans also reflect student loan growth and an increase in on-balance sheet mortgages. Mortgage originations declined as a result of the higher interest rate environment; however, a larger proportion of the originations are at variable interest rates which are typically held on-balance sheet rather than securitized.

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------       %       -------------------------------      %
In billions of dollars                         2000            1999          Change          2000           1999          Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions) (1)                       3.9             3.0           30              3.9             3.0           30
Average loans (1)                              $33.1           $27.3           21            $32.0           $27.0           19
Mortgage originations                          $ 4.8           $ 4.9           (2)           $ 8.2           $ 8.7           (6)
------------------------------------------==========================================================================================

(1)   Includes student loans.
--------------------------------------------------------------------------------

Revenues, net of interest expense, of $206 million and $410 million in the 2000 second quarter and six months grew $23 million or 13% and $58 million or 16% from the 1999 periods, reflecting higher mortgage servicing revenues, offset by lower securitization gains. Revenue increases also reflect the effect of Source One and growth in the student loan portfolio. Operating expenses increased $11 million or 12% and $41 million or 26% from the 1999 periods primarily due to Source One.

The (benefit) provision for credit losses of ($4) million and $1 million in the 2000 second quarter and six months declined from $5 million and $8 million in the 1999 periods. The net credit loss ratio of 0.05% in the 2000 second quarter declined from 0.14% in the 2000 first quarter and 0.17% a year ago, reflecting improvement in the mortgage portfolio. Loans delinquent 90 days or more were $709 million or 1.98% of loans at June 30, 2000, compared with $719 million or 2.29% at March 31, 2000 and $575 million or 2.09% a year ago. The increase in delinquent loans from a year ago reflects higher student loan volumes and a statutory increase in the length of time Citicorp must hold delinquent government-guaranteed student loans prior to submitting a claim under the government guarantee.

North America Cards

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------       %       -------------------------------      %
In millions of dollars                         2000          1999 (1)        Change          2000         1999 (1)        Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense      $1,500          $1,410             6          $2,979         $2,783              7
Effect of credit card securitization
activity                                        469             570           (18)            988          1,158            (15)
                                          -------------------------------               -------------------------------
Adjusted revenues,
  net of interest expense                     1,969           1,980            (1)          3,967          3,941              1
Adjusted operating expenses (2)                 720             712             1           1,450          1,422              2
Adjusted provision for credit losses (3)        758             825            (8)          1,557          1,636             (5)
                                          -------------------------------               -------------------------------
Core income before taxes                        491             443            11             960            883              9
Income taxes                                    183             164            12             356            326              9
                                          -------------------------------               -------------------------------
Core income                                     308             279            10             604            557              8
Restructuring-related items, after-tax            4               -            NM               4              -             NM
                                          -------------------------------               -------------------------------
Net income                                   $  312          $  279            12          $  608         $  557              9
------------------------------------------==========================================================================================
Average assets (in billions of dollars)
(4)                                             $35             $28            25             $33            $29             14
Return on assets                               3.59%           4.00%                         3.71%          3.87%
------------------------------------------==========================================================================================
Excluding restructuring-related items
Return on assets (5)                           3.54%           4.00%                         3.68%          3.87%
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
(3)   Adjusted for the effect of credit card securitization.
(4) Adjusted for the effect of credit card securitization, managed average assets were $81 billion and $80 billion in the 2000 second quarter and six months, respectively, compared to $75 billion and $74 billion in the 1999 second quarter and six months, respectively.
(5) Adjusted for the effect of credit card securitization, the return on managed assets, excluding restructuring-related items, was 1.53% and 1.49% in the second quarters of 2000 and 1999 and 1.52% for the six months of both 2000 and 1999.
NM    Not meaningful
--------------------------------------------------------------------------------

North America Cards -- U.S. bankcards, Canada bankcards, and North America Diners Club -- reported core income of $308 million and $604 million in the 2000 second quarter and six months, up $29 million or 10% and $47 million or 8% from the 1999 periods, principally reflecting an increase in the U.S. bankcards business. Net income of $312 million and $608 million in the 2000 second quarter and six months included restructuring-related credits of $4 million ($5 million pretax) in both periods.

Risk adjusted margin is a measure of profitability calculated as adjusted revenues less managed net credit losses as a percentage of average managed loans, consistent with the goal of matching the revenues generated by the loan portfolio with the credit risk undertaken. As shown in the following table, U.S. bankcards risk adjusted margin of 6.02% and 6.07% in the 2000 second quarter and six months declined 19 basis points and 26 basis points from the 1999 periods, respectively, reflecting lower spreads offset by credit improvements and an increase in non-interest revenues, primarily interchange fees.

                                                                   Three Months Ended June 30,        Six Months Ended June 30,
                                                               ---------------------------------------------------------------------
In billions of dollars                                               2000              1999             2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Risk adjusted revenues (1)                                          $1.125            $1.076           $2.226             2.147
Risk adjusted margin % (2)                                            6.02%             6.21%            6.07%             6.33%
---------------------------------------------------------------=====================================================================

(1)   Adjusted revenues less managed net credit losses.
(2)   Risk adjusted revenues as a percentage of average managed loans.
--------------------------------------------------------------------------------

Adjusted revenues, net of interest expense, of $1.969 billion and $3.967 billion in the 2000 second quarter and six months declined $11 million or 1% from the 1999 second quarter, but increased $26 million or 1% from the 1999 six months as higher interchange fee revenues from sales volume growth and increased fees from cardmember enhancement services were offset by lower spreads. Spread compression in the portfolio principally reflects changes in portfolio mix, including an increased percentage of the portfolio priced at low introductory rates, and higher funding costs due to increased interest rates. Spread compression may continue in 2000 as a result of a higher interest rate environment and continued competitive pressures. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 18.

As shown in the following table, on a managed basis, the U.S. bankcard portfolio experienced a 19% growth in sales volume and a 13% growth in receivables in the 2000 second quarter. Account growth of 2% from the 1999 second quarter reflects new account acquisitions offset by cardmember attrition.

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------       %       -------------------------------      %
In billions of dollars                         2000            1999          Change          2000           1999          Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions)                          42.1            41.1            2             42.1           41.1             2
Total sales                                    $48.4           $40.8           19            $90.7          $77.6            17
End-of-period managed receivables              $79.1           $70.3           13            $79.1          $70.3            13
------------------------------------------==========================================================================================

The adjusted provision for credit losses was $758 million and $1.557 billion in the 2000 second quarter and six months, down from $825 million and $1.636 billion in the 1999 periods. U.S. bankcards managed net credit losses in the 2000 second quarter were $740 million and the related loss ratio was 3.96%, down from $782 million and 4.35% in the 2000 first quarter and $803 million and 4.63% in the 1999 second quarter. U.S. bankcards managed loans delinquent 90 days or more were $922 million or 1.18% of loans at June 30, 2000, compared with $1.058 billion or 1.45% at March 31, 2000 and $954 million or 1.36% at June 30, 1999. The improvement in the net credit loss ratio from a year ago reflects stable industry-wide bankruptcy trends and continued credit risk management initiatives.

CitiFinancial

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------       %       -------------------------------      %
In millions of dollars                         2000          1999 (1)        Change          2000         1999 (1)        Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $474            $396            20            $936           $757             24
Adjusted operating expenses (2)                 209             174            20             418            335             25
Provision for credit losses                      80              97           (18)            156            184            (15)
                                          -------------------------------               -------------------------------
Core income before taxes                        185             125            48             362            238             52
Income taxes                                     68              47            45             133             89             49
                                          -------------------------------               -------------------------------
Core income                                     117              78            50             229            149             54
Restructuring-related items, after-tax            -               -             -               -             (1)            NM
                                          -------------------------------               -------------------------------
Net income                                     $117            $ 78            50            $229           $148             55
------------------------------------------==========================================================================================
Average assets (in billions of dollars)         $19             $15            27             $19            $15             27
Return on assets                               2.48%           2.09%                         2.42%          1.99%
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

CitiFinancial -- which provides community based lending services through its branch network and through cross-selling initiatives with other Citigroup businesses -- reported core income of $117 million and $229 million in the 2000 second quarter and six months, up $39 million or 50% and $80 million or 54% from the 1999 periods, reflecting lower credit costs and strong business volume growth.

As shown in the following table, receivables grew 23% from the 1999 second quarter due to higher volumes at CitiFinancial branches and cross selling of products through other Citigroup distribution channels. The average net interest margin on receivables of 8.16% in the 2000 second quarter and 8.26% in the 2000 six months declined 83 and 66 basis points, respectively, from the 1999 periods reflecting a continued shift in the portfolio mix toward lower yielding real estate loans and higher funding costs due to increased interest rates. At June 30, 2000, the portfolio consisted of 59% real estate-secured loans, 34% personal loans, and 7% sales finance and other compared with 56%, 36%, and 8%, respectively, at June 30, 1999.

                                           Three Months Ended June 30,                     Six Months Ended June 30,
                                          -------------------------------  Increase/    -------------------------------  Increase/
                                               2000            1999        Decrease         2000            1999         Decrease
------------------------------------------------------------------------------------------------------------------------------------
End-of-period receivables (in billions) (1)    $16.7           $13.6           23%           $16.7          $13.6            23%
Average net interest margin %                   8.16%           8.99%         (83) bps        8.26%          8.92%          (66) bps
------------------------------------------------------------------------------------------------------------------------------------

(1)   Excludes $0.6 billion of loans held for sale in the 2000 periods.
--------------------------------------------------------------------------------

Revenues, net of interest expense, of $474 million and $936 million in the 2000 second quarter and six months increased $78 million or 20% and $179 million or 24% from the 1999 periods. Adjusted operating expenses of $209 million and $418 million in the 2000 second quarter and six months grew $35 million or 20% and $83 million or 25% from the 1999 periods. The increase in both revenues and expenses principally reflects strong growth in receivables.

The provision for credit losses was $80 million and $156 million in the 2000 second quarter and six months, down from $97 million and $184 million in the 1999 periods. Net credit losses in the 2000 second quarter were $80 million and the related loss ratio was 1.93%, compared with $76 million and 1.92% in the 2000 first quarter and $70 million and 2.14% a year ago. The 2000 first and second quarters net credit loss ratios included a benefit of approximately 27 basis points in each period, related to changes in the write-off policy for certain bankrupt accounts. Loans delinquent 90 days or more were $229 million or 1.32% of loans at June 30, 2000, compared with $216 million or 1.33% at March 31, 2000 and $172 million or 1.26% a year ago. The increase in delinquencies from a year ago reflects the impact of previous acquisitions.

International Consumer

Europe, Middle East & Africa

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------       %       -------------------------------      %
In millions of dollars                         2000          1999 (1)        Change          2000         1999 (1)        Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $576            $563             2          $1,169         $1,124              4
Adjusted operating expenses (2)                 365             372            (2)            724            748             (3)
Provision for credit losses                      64              74           (14)            135            151            (11)
                                          -------------------------------               -------------------------------
Core income before taxes                        147             117            26             310            225             38
Income taxes                                     55              44            25             116             84             38
                                          -------------------------------               -------------------------------
Core income                                      92              73            26             194            141             38
Restructuring-related items, after-tax            7              (3)           NM               7             (9)            NM
                                          -------------------------------               -------------------------------
Net income                                     $ 99            $ 70            41          $  201         $  132             52
------------------------------------------==========================================================================================
Average assets (in billions of dollars)         $21             $22            (5)            $22            $22              -
Return on assets                               1.90%           1.28%                         1.84%          1.21%
------------------------------------------==========================================================================================
Excluding restructuring-related items
Return on assets                               1.76%           1.33%                         1.77%          1.29%
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Europe, Middle East & Africa (EMEA -- including India and Pakistan) -- which provides banking, lending, and investment services, including credit and charge cards, to customers throughout the region -- reported core income of $92 million and $194 million in the 2000 second quarter and six months, up $19 million or 26% and $53 million or 38% from the 1999 periods, reflecting growth across the region, particularly in Germany and India. Net income of $99 million and $201 million in the 2000 second quarter and six months included restructuring-related credits of $7 million ($11 million pretax) in both periods. Net income of $70 million and $132 million in the 1999 second quarter and six months included restructuring-related charges of $3 million ($5 million pretax) and $9 million ($15 million pretax), respectively.

The net effects of foreign currency translation reduced core income in the 2000 second quarter and six months by approximately $16 million and $27 million from the 1999 second quarter and six months and reduced revenue growth by approximately 12% and expense growth by approximately 9% in both the 2000 second quarter and six months compared to the comparable periods of 1999.

As shown in the following table, EMEA reported 9% account growth from a year ago primarily reflecting loan growth, particularly credit cards. However, loan and customer deposit growth was reduced by the effect of foreign currency translation.

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------       %       -------------------------------      %
In billions of dollars                         2000            1999          Change          2000           1999          Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions)                          11.7            10.7            9             11.7           10.7             9
Average customer deposits                      $16.1           $17.1           (6)           $16.3          $17.4            (6)
Average loans                                  $16.5           $16.4            1            $16.7          $16.6             1
------------------------------------------==========================================================================================

Revenues, net of interest expense, of $576 million and $1.169 billion in the 2000 second quarter and six months grew $13 million or 2% and $45 million or 4% from the 1999 periods, reflecting loan growth, improved deposit spreads, and higher investment product fees, partially offset by the effect of foreign currency translation. Adjusted operating expenses of $365 million and $724 million in the 2000 second quarter and six months were down $7 million or 2% and $24 million or 3% from the 1999 periods as costs associated with higher business volumes and franchise growth in Central and Eastern Europe were more than offset by the effect of foreign currency translation.

The provision for credit losses was $64 million and $135 million in the 2000 second quarter and six months, down from $74 million and $151 million in the 1999 periods. Net credit losses in the 2000 second quarter were $65 million and the related loss ratio was 1.57%, down from $71 million and 1.70% in the 2000 first quarter and $70 million and 1.71% a year ago. Loans delinquent 90 days or more were $868 million or 5.09% of loans at June 30, 2000, down from $875 million or 5.26% at March 31, 2000 and $899 million or 5.46% a year ago. The declines in the net credit loss ratio and delinquency ratio reflect the stable economic conditions across the region.

Asia Pacific

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------       %       -------------------------------      %
In millions of dollars                         2000          1999 (1)        Change          2000         1999 (1)        Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $691            $543            27          $1,374         $1,060             30
Adjusted operating expenses (2)                 342             281            22             681            547             24
Provision for credit losses                      65              89           (27)            139            177            (21)
                                          -------------------------------               -------------------------------
Core income before taxes                        284             173            64             554            336             65
Income taxes                                    101              65            55             197            126             56
                                          -------------------------------               -------------------------------
Core income                                     183             108            69             357            210             70
Restructuring-related items, after-tax           (1)             (2)          (50)             (4)            (9)           (56)
                                          -------------------------------               -------------------------------
Net income                                     $182            $106            72          $  353         $  201             76
------------------------------------------==========================================================================================
Average assets (in billions of dollars)         $33             $30            10             $33            $30             10
Return on assets                               2.22%           1.42%                         2.15%          1.35%
------------------------------------------==========================================================================================
Excluding restructuring-related items
Return on assets                               2.23%           1.44%                         2.18%          1.41%
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
--------------------------------------------------------------------------------

Asia Pacific (including Japan and Australia) -- which provides banking, lending, and investment services, including credit and charge cards, to customers throughout the region -- reported core income of $183 million and $357 million in the 2000 second quarter and six months, up $75 million or 69% and $147 million or 70% from the 1999 periods, reflecting business growth across the region. Net income of $182 million and $353 million in the 2000 second quarter and six months included restructuring-related items of $1 million ($2 million pretax) and $4 million ($6 million pretax), respectively. Net income of $106 million and $201 million in the 1999 second quarter and six months included restructuring-related items of $2 million ($4 million pretax) and $9 million ($15 million pretax), respectively.

As shown in the following table, Asia Pacific experienced double-digit growth in accounts, customer deposits, and loans when compared to the 1999 second quarter and six months, reflecting significant increases in Japan, growth in the Cards business across the region, and economic stabilization in most countries. The growth in Japan includes the Diners Club acquisition in the 2000 first quarter which added approximately $0.5 billion in loans and 0.6 million accounts.

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------       %       -------------------------------      %
In billions of dollars                          2000           1999          Change           2000          1999          Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions)                          10.1             8.6           17             10.1            8.6            17
Average customer deposits                      $47.0           $40.6           16            $46.7          $40.3            16
Average loans                                  $25.4           $22.9           11            $25.3          $22.5            12
------------------------------------------==========================================================================================

Revenues, net of interest expense, of $691 million and $1.374 billion in the 2000 second quarter and six months, increased $148 million or 27% and $314 million or 30% from the 1999 periods, reflecting growth in customer deposits and loans, higher investment product sales, and improved spreads. Adjusted operating expenses were up $61 million or 22% and $134 million or 24% from the 1999 second quarter and six months, reflecting increased variable compensation, including higher investment product sales commissions, and increased marketing. Revenue and expense increases also reflect the acquisition of Diners Club Japan.

The provision for credit losses was $65 million and $139 million in the 2000 second quarter and six months, respectively, down from $89 million and $177 million in the 1999 periods. Net credit losses in the 2000 second quarter were $64 million and the related loss ratio was 1.01%, down from $74 million and 1.19% in the 2000 first quarter and $76 million and 1.33% a year ago. Loans delinquent 90 days or more were $405 million or 1.56% of loans at June 30, 2000, down from $443 million or 1.73% at March 31, 2000 and $509 million or 2.17% a year ago. The declines in the provision, the net credit loss ratio and delinquencies from a year ago reflect economic stabilization in most countries, however, net credit losses increased in Taiwan.

Latin America

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------       %       -------------------------------      %
In millions of dollars                         2000          1999 (1)        Change          2000         1999 (1)        Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $466            $497            (6)           $985           $961              2
Adjusted operating expenses (2)                 328             299            10             652            590             11
Provision for credit losses                      76             135           (44)            166            236            (30)
                                          -------------------------------               -------------------------------
Core income before taxes                         62              63            (2)            167            135             24
Income taxes                                     21              22            (5)             56             47             19
                                          -------------------------------               -------------------------------
Core income                                      41              41             -             111             88             26
Restructuring-related items, after-tax          (10)             (8)           25             (11)           (18)           (39)
                                          -------------------------------               -------------------------------
Net income                                     $ 31            $ 33            (6)           $100           $ 70             43
------------------------------------------==========================================================================================
Average assets (in billions of dollars)         $12             $15           (20)            $13            $15            (13)
Return on assets                               1.04%           0.88%                         1.55%          0.94%
------------------------------------------==========================================================================================
Excluding restructuring-related items
Return on assets                               1.37%           1.10%                         1.72%          1.18%
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
--------------------------------------------------------------------------------

Latin America -- which provides banking, lending, and investment services, including credit and charge cards, to customers throughout the region -- reported core income of $41 million and $111 million in the 2000 second quarter and six months, unchanged from the 1999 second quarter, but up $23 million or 26% from the 1999 six months, reflecting lower credit costs and an increase in earnings from Credicard, a 33%-owned Brazilian Card affiliate, and offset by reduced interest income related to Confia, a Mexican bank acquired in August 1998, and lower business volumes in certain countries. Core income in the 2000 six months also reflects a 2000 first quarter gain related to the sale of an auto loan portfolio in Puerto Rico. Net income of $31 million and $100 million in the 2000 second quarter and six months included restructuring-related items of $10 million ($12 million pretax) and $11 million ($14 million pretax), respectively. Net income of $33 million and $70 million in the 1999 second quarter and six months included restructuring-related items of $8 million ($12 million pretax) and $18 million ($28 million pretax), respectively.

The net effects of foreign currency translation reduced core income in the 2000 second quarter and six months by approximately $4 million and $3 million from the 1999 second quarter and six months and reduced revenues by approximately 3% and 2%, and expenses by approximately 2% and 1% in the 2000 second quarter and six months, respectively, compared to 1999.

As shown in the following table, Latin America experienced account growth, including the effect of recent acquisitions. Average loans declined 10% and 6% from the 1999 second quarter and six months primarily reflecting the auto loan portfolio sale in Puerto Rico.

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------       %       -------------------------------
In billions of dollars                         2000            1999          Change          2000           1999          Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions)                           8.4             8.0            5              8.4            8.0             5
Average customer deposits                      $13.7           $13.8           (1)           $13.7          $13.3             3
Average loans                                  $ 7.2           $ 8.0          (10)           $ 7.4          $ 7.9            (6)
------------------------------------------==========================================================================================

Revenues, net of interest expense, of $466 million and $985 million in the 2000 second quarter and six months were down $31 million or 6% from the 1999 second quarter, but up $24 million or 2% from the 1999 six months. Revenues in both the 2000 quarter and six months reflects increased earnings from Credicard and is offset by reduced interest revenue from Confia and business volume declines in certain countries, including the effect of the 2000 first quarter auto portfolio sale in Puerto Rico. Revenues in the six months include the gain related to the auto portfolio sale in Puerto Rico. Revenue in the six months include the gain related to the auto portfolio sale in Puerto Rico. Adjusted operating expenses grew $29 million or 10% and $62 million or 11% from the 1999 second quarter and six months reflecting costs associated with new business initiatives and strategy changes in certain countries. In the 2000 six months, both revenue and expense increases reflect recent acquisitions.

The provision for credit losses was $76 million and $166 million in the 2000 second quarter and six months, down from $135 million and $236 million in the 1999 periods. Net credit losses in the 2000 second quarter were $76 million and the related loss ratio was 4.25%, down from $90 million and 4.77% in the 2000 first quarter and $124 million and 6.17% a year ago. Loans delinquent 90 days or more were $323 million or 4.52% of loans at June 30, 2000 compared with $333 million or 4.58% at March 31, 2000 and $346 million or 4.32% a year ago. The increase in the delinquency ratio from a year ago primarily reflects the effect of the 2000 first quarter sale of the auto loan portfolio in Puerto Rico.

e-Consumer (1)

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------       %       -------------------------------      %
In millions of dollars                         2000            1999          Change          2000           1999          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $ 28            $ 23            22           $  59           $ 47             26
Total operating expenses                        103              69            49             244            130             88
                                          -------------------------------               -------------------------------
Loss before tax benefits                        (75)            (46)          (63)           (185)           (83)            NM
Income tax benefits                             (29)            (18)          (61)            (70)           (32)            NM
                                          -------------------------------               -------------------------------
Net loss                                       ($46)           ($28)          (64)          ($115)          ($51)            NM
------------------------------------------==========================================================================================

(1) Includes the portion of Internet development directly related to Citicorp's consumer businesses, previously shown as a part of e-Citi.
NM    Not meaningful
--------------------------------------------------------------------------------

e-Consumer -- the business responsible for developing and implementing Global Consumer Internet financial services products and e-commerce solutions -- reported net losses of $46 million and $115 million in the 2000 second quarter and six months, up from $28 million and $51 million in the 1999 periods, reflecting continued investment in Internet financial services and charges related to the termination of certain contracts and other initiatives.

Other Consumer

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------       %       -------------------------------      %
In millions of dollars                         2000          1999 (1)        Change          2000         1999 (1)        Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $ -             $51             NM            $24           $106             (77)
Adjusted operating expenses (2)                 47              86            (45)           115            154             (25)
Provision for credit losses                      -               7             NM              -             14              NM
                                          -------------------------------               -------------------------------
Loss before tax benefits                       (47)            (42)           (12)           (91)           (62)            (47)
Income tax benefits                            (18)            (19)             5            (35)           (25)            (40)
                                          -------------------------------               -------------------------------
Loss                                           (29)            (23)           (26)           (56)           (37)            (51)
Restructuring-related items, after-tax           2               -             NM              2              -              NM
                                          -------------------------------               -------------------------------
Net loss                                      ($27)           ($23)           (17)          ($54)         ($ 37)            (46)
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Other Consumer -- which includes certain treasury and insurance operations and global marketing and other programs -- reported net losses of $27 million and $54 million in the 2000 second quarter and six months, up from $23 million and $37 million in the 1999 periods. The increase in the net loss compared to a year ago reflects lower treasury earnings, offset by reduced staff levels and lower marketing costs. The increase in the six-months net loss also reflects costs associated with the termination of certain global distribution initiatives. 1999 second quarter and six months revenue, expense, and provision for credit losses include the results of the private label cards business that was discontinued in early 2000.

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

Consumer Loan Delinquency Amounts, Net Credit Losses, and Ratios

                                      Total                                           Average
                                      Loans       90 Days or More Past Due (1)         Loans           Net Credit Losses (1)
                                   -------------------------------------------------------------------------------------------------
In millions of dollars,             June 30,    June 30,     Mar. 31,    June 30,    2nd Qtr.     2nd Qtr.    1st Qtr.    2nd Qtr.
  except loan amounts in billions     2000        2000         2000        1999        2000         2000        2000        1999
------------------------------------------------------------------------------------------------------------------------------------
Citibanking North America            $  7.2      $   33      $   48       $   92      $  7.1      $   15       $   17       $  23
Ratio                                              0.46%       0.67%        1.22%                   0.86%        0.98%       1.21%
Mortgage Banking                       35.8         709         719          575        33.1           4           11          11
Ratio                                              1.98%       2.29%        2.09%                   0.05%        0.14%       0.17%
U.S. Bankcards                         78.4         922       1,058          954        75.2         740          782         803
Ratio                                              1.18%       1.45%        1.36%                   3.96%        4.35%       4.63%
Other North America Cards               2.4          31          29           24         2.3          17           16          16
Ratio                                              1.24%       1.21%        1.08%                   3.03%        2.98%       2.99%
CitiFinancial                          17.3         229         216          172        16.7          80           76          70
Ratio                                              1.32%       1.33%        1.26%                   1.93%        1.92%       2.14%
Europe, Middle East & Africa           17.0         868         875          899        16.5          65           71          70
Ratio                                              5.09%       5.26%        5.46%                   1.57%        1.70%       1.71%
Asia Pacific                           26.0         405         443          509        25.4          64           74          76
Ratio                                              1.56%       1.73%        2.17%                   1.01%        1.19%       1.33%
Latin America                           7.1         323         333          346         7.2          76           90         124
Ratio                                              4.52%       4.58%        4.32%                   4.25%        4.77%       6.17%
Global Private Bank (2)                24.5          78          87          162        23.8           3           10           2
Ratio                                              0.32%       0.37%        0.88%                   0.05%        0.18%       0.05%
Other                                   0.1           -           -            9         0.1           -            -           6

------------------------------------------------------------------------------------------------------------------------------------
Total managed                         215.8       3,598       3,808        3,742       207.4       1,064        1,147       1,201
Ratio                                              1.67%       1.87%        2.00%                   2.06%        2.30%       2.60%
-----------------------------------=================================================================================================
Securitized credit card receivables   (44.8)       (544)       (702)        (652)      (45.8)       (441)        (499)       (541)
Loans held for sale                    (8.1)        (62)        (31)         (35)       (5.8)        (28)         (20)        (29)
------------------------------------------------------------------------------------------------------------------------------------
Consumer loans                       $162.9      $2,992      $3,075       $3,055      $155.8        $595       $  628      $  631
Ratio                                              1.84%       2.03%        2.29%                   1.54%        1.71%       1.91%
-----------------------------------=================================================================================================

(1) The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.
(2) Global Private Bank results are reported as part of the Global Investment Management and Private Banking segment.
--------------------------------------------------------------------------------

Consumer Loan Balances, Net of Unearned Income

                                                                    End of Period                                Average
                                                           --------------------------------           ------------------------------
                                                            June 30,   Mar. 31,  June 30,              2nd Qtr.   1st Qtr.  2nd Qtr.
In billions of dollars                                        2000       2000      1999                  2000       2000      1999
------------------------------------------------------------------------------------------------------------------------------------
Total managed                                                $215.8     $203.3     $187.4               $207.4    $200.3     $185.1
Securitized credit card receivables                           (44.8)     (48.0)     (47.4)               (45.8)    (48.2)     (46.7)
Loans held for sale                                            (8.1)      (4.2)      (6.5)                (5.8)     (4.3)      (6.2)
                                                           --------------------------------           ------------------------------
Consumer loans                                               $162.9     $151.1     $133.5               $155.8    $147.8     $132.2
-----------------------------------------------------------=========================================================================

Total delinquencies 90 days or more past due in the managed portfolio were $3.6 billion with a related delinquency ratio of 1.67% of loans at June 30, 2000, compared with $3.8 billion or 1.87% at March 31, 2000 and $3.7 billion or 2.00% at June 30, 1999. Total managed net credit losses in the 2000 second quarter were $1.1 billion and the related loss ratio was 2.06%, compared with $1.1 billion and 2.30% in the 2000 first quarter and $1.2 billion and 2.60% in the 1999 second quarter. For a discussion on trends by business, see business discussions on pages 4 - 11.

Citicorp's allowance for credit losses of $6.7 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citicorp's allowance for credit losses attributed to the consumer portfolio was $3.4 billion at June 30, 2000, March 31, 2000, and June 30, 1999. The allowance as a percentage of loans on the balance sheet was 2.08% at June 30, 2000, down from 2.25% at March 31, 2000 and 2.57% at June 30, 1999 reflecting improved credit performance in certain portfolios and loan growth. The attribution of the allowance is made for analytical purposes only and may change from time to time.

Net credit losses, delinquencies and the related ratios may increase from the 2000 second quarter as a result of portfolio growth, global economic conditions, the credit performance of the portfolios, including bankruptcies, and seasonal factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 18.

In the fourth quarter of 2000, Citicorp will adopt the Federal Financial Institutions Examination Council's (FFIEC) revised Uniform Retail Credit Classification and Account Management Policy. The policy provides guidance on the reporting of delinquent consumer loans and the timing of associated credit charge-offs for Citicorp's financial institution subsidiaries. The revised policy is not expected to have a material effect on financial results since Citicorp believes that it maintains adequate reserves for credit losses inherent in its loan portfolios. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 18.

GLOBAL CORPORATE BANK

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------       %       -------------------------------      %
In millions of dollars                         2000          1999 (1)        Change          2000         1999 (1)        Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense      $2,540          $2,135            19          $4,989         $4,396             13
Adjusted operating expenses (2)               1,418           1,330             7           2,751          2,680              3
Provision for credit losses                     131             111            18             255            223             14
                                          -------------------------------               -------------------------------
Core income before taxes                        991             694            43           1,983          1,493             33
Income taxes                                    362             261            39             722            558             29
                                          -------------------------------               -------------------------------
Core income                                     629             433            45           1,261            935             35
Restructuring-related items, after-tax            3              (3)           NM               3             (7)            NM
                                          -------------------------------               -------------------------------
Net income                                   $  632          $  430            47          $1,264         $  928             36
------------------------------------------==========================================================================================
Average assets (in billions of dollars)        $182            $164            11            $175           $167              5
Return on assets                               1.40%           1.05%                         1.45%          1.12%
------------------------------------------==========================================================================================

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

Global Corporate Bank core income of $629 million and $1.261 billion grew $196 million or 45% in the 2000 second quarter and $326 million or 35% in the 2000 six months compared to 1999. The 2000 periods reflect core income growth from the comparable 1999 periods of $112 million or 76% in GRB and $84 million or 29% in Emerging Markets for the quarterly comparison, and $165 million or 49% in GRB and $161 million or 27% in Emerging Markets for the six-month comparison. GRB's core income growth was a result of revenue growth in transaction services and equity derivatives and was partially offset by higher net write-offs. Emerging Markets core income growth was driven by broad-based growth in revenues from transaction services and improved credit.

The businesses of Global Corporate Bank are significantly affected by the levels of activity in the global capital markets which, in turn, are influenced by macro-economic policies and credit environments, among other factors, in the 100 countries in which the businesses operate. Economic and market events can have both positive and negative effects on the revenue performance of the businesses and can negatively affect credit performance. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 18.

Emerging Markets

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------       %       -------------------------------      %
In millions of dollars                         2000          1999 (1)        Change          2000         1999 (1)        Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense      $1,270          $1,096            16          $2,508         $2,239             12
Adjusted operating expenses (2)                 606             525            15           1,142          1,047              9
Provision for credit losses                      79             110           (28)            163            225            (28)
                                          -------------------------------               -------------------------------
Core income before taxes                        585             461            27           1,203            967             24
Income taxes                                    215             175            23             441            366             20
                                          -------------------------------               -------------------------------
Core income                                     370             286            29             762            601             27
Restructuring-related items, after-tax            3              (1)           NM               3             (2)            NM
                                          -------------------------------               -------------------------------
Net income                                   $  373          $  285            31          $  765         $  599             28
------------------------------------------==========================================================================================
Average assets (in billions of dollars)         $87             $83             5             $85            $82              4
Return on assets                               1.72%           1.38%                         1.81%          1.47%
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Emerging Markets core income was $370 million and $762 million in the 2000 second quarter and six months, up $84 million or 29% and $161 million or 27% from 1999. In June 2000, Emerging Markets completed the acquisition of a majority interest in Bank

Handlowy, Poland's largest commercial bank. Return on assets was 1.72% in the 2000 second quarter, up from 1.38% in 1999. In the six months ended June 30, 2000, return on assets was 1.81%, up from 1.47% in the 1999 six months.

Revenues, net of interest expense, were $1.270 billion and $2.508 billion in the 2000 second quarter and six months, up $174 million or 16% and $269 million or 12%, respectively, from 1999. Revenue growth in the 2000 second quarter was led by CEEMEA (Central and Eastern Europe, Middle East and Africa), up 28%, primarily due to growth in trading-related revenue and transaction services as well as the acquisition of Bank Handlowy. Latin America revenues were up 11% in the 2000 second quarter primarily due to growth in transaction services and structured products and partially offset by a decline in trading-related revenue, while Asia revenues were up 6% reflecting growth in transaction services and securities transactions and partially offset by lower trading-related revenue. The six-month comparison reflected strong growth across all regions in transaction services and structured products along with higher securities transactions, partially offset by lower trading-related revenue in Latin America and Asia. About 23% of the Emerging Markets revenue in the 2000 second quarter and six months was attributable to business from multinational companies managed jointly with GRB, with that revenue having grown 8% and 9%, respectively, from the prior-year periods.

Adjusted operating expenses in the 2000 second quarter and six months increased 15% and 9% compared to 1999. The growth in expenses was primarily due to the acquisition of Bank Handlowy, investment spending to gain market share in selected emerging market countries and increases in incentive compensation and other operating expenses.

The provision for credit losses totaled $79 million and $163 million in the 2000 second quarter and six months, down $31 million and $62 million from the respective 1999 periods. Net write-offs declined in Asia, partially offset by an increase in Latin America. Cash-basis loans were $1.132 billion at June 30, 2000, up $66 million from March 31, 2000, principally due to the addition of Bank Handlowy and partially offset by reductions in Asia and CEEMEA. Compared to a year ago, cash-basis loans were $65 million lower as declines in Asia were partially offset by the acquisition of Bank Handlowy and increases in Latin America.

Average assets of $87 billion and $85 billion in the 2000 second quarter and six months reflected growth of $4 billion and $3 billion, respectively, compared to a year ago, primarily due to higher loans and trading assets and the Bank Handlowy acquisition.

Global Relationship Banking

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------       %       -------------------------------      %
In millions of dollars                         2000          1999 (1)        Change          2000         1999 (1)        Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense      $1,270          $1,039            22          $2,481         $2,157             15
Adjusted operating expenses (2)                 812             805             1           1,609          1,633             (1)
Provision (benefit) for credit losses            52               1            NM              92             (2)            NM
                                          -------------------------------               -------------------------------
Core income before taxes                        406             233            74             780            526             48
Income taxes                                    147              86            71             281            192             46
                                          -------------------------------               -------------------------------
Core income                                     259             147            76             499            334             49
Restructuring-related items, after-tax            -              (2)           NM               -             (5)            NM
                                          -------------------------------               -------------------------------
Net income                                   $  259          $  145            79          $  499         $  329             52
------------------------------------------==========================================================================================
Average assets (in billions of dollars)         $95             $81            17             $90            $85              6
Return on assets                               1.10%           0.72%                         1.11%          0.78%
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Core income from Global Relationship Banking in North America, Europe and Japan was $259 million and $499 million in the 2000 second quarter and six months, up $112 million or 76% and $165 million or 49% from 1999. During the 2000 second quarter, GRB strengthened its position in the U.S. leasing market through the purchase of Copelco. Return on assets was 1.10% in the 2000 second quarter, up from 0.72% in 1999. In the 2000 six months, return on assets was 1.11%, up from 0.78% in the comparable 1999 period.

Revenues, net of interest expense, of $1.270 billion in the 2000 second quarter and $2.481 billion in the 2000 six months grew $231 million or 22% and $324 million or 15%, respectively, compared to 1999. The increases were driven by strong growth in transaction services, equity derivatives and structured products, which includes the effect of the Copelco acquisition. Both comparisons were negatively impacted by lower funding and gapping results in 2000.

Adjusted operating expenses of $812 million and $1.609 billion in the 2000 second quarter and six months increased $7 million or 1% compared to the related 1999 quarter and decreased $24 million or 1% in the six-month comparison. The decrease in expenses in the 2000 six months was due to lower year 2000 and European Economic Monetary Union expenses, the impact of previous restructuring actions and business integration initiatives and was partially offset by higher incentive compensation and the acquisition of Copelco.

The provision for credit losses was $52 million and $92 million in the current quarter and six months compared to $1 million in the 1999 second quarter and a net benefit of $2 million in the 1999 six months. Net write-offs in 2000 increased primarily due to exposure in the health-care industry in North America. Cash-basis loans were $465 million at June 30, 2000, up $146 million from March 31, 2000 and $186 million from June 30, 1999. The increase in cash-basis loans in the 2000 second quarter was primarily attributable to the acquisition of Copelco. The Other Real Estate Owned portfolio was $135 million at June 30, 2000, down $6 million from March 31, 2000 and $43 million from June 30, 1999 due to decreases in the North America real estate portfolio.

Average assets of $95 billion and $90 billion in the 2000 second quarter and six months increased $14 billion and $5 billion from 1999, primarily reflecting increases in trading assets and loans as well as the acquisition of Copelco.

Commercial Portfolio Review

Commercial loans are identified as impaired and placed on a nonaccrual basis when it is determined that the payment of interest or principal is doubtful of collection or when interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection. Impaired commercial loans are written down to the extent that principal is judged to be uncollectible. Impaired collateral-dependent loans are written down to the lower of cost or collateral value. The following table summarizes commercial cash-basis loans at period end and net credit losses for the three months ended:

                                                                                     June 30,         Mar. 31,          June 30,
In millions of dollars                                                                 2000             2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Commercial cash-basis loans
   Emerging Markets                                                                   $1,132           $1,066            $1,197
   Global Relationship Banking                                                           465              319               279
                                                                                 ---------------------------------------------------
Total Global Corporate Bank                                                            1,597            1,385             1,476
Investment Activities                                                                      3               11                13
                                                                                 ---------------------------------------------------
Total commercial cash-basis loans                                                     $1,600           $1,396            $1,489
---------------------------------------------------------------------------------===================================================
Net credit losses
   Emerging Markets                                                                   $   79           $   84            $  110
   Global Relationship Banking                                                            52               40                 1
                                                                                 ---------------------------------------------------
Total net credit losses                                                               $  131           $  124            $  111
---------------------------------------------------------------------------------===================================================

For a discussion of trends by business, see the business discussions on pages 13-15.

Citicorp's allowance for credit losses of $6.7 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citicorp's allowance for credit losses attributed to the commercial portfolio was $3.3 billion at June 30, 2000, $3.2 billion at March 31, 2000 and $3.3 billion at June 30, 1999. The increase in the allowance in the second quarter of 2000 reflects acquisitions.

                                                                                     June 30,         Mar. 31,          June 30,
In millions of dollars                                                                 2000             2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Commercial allowance for credit losses                                                $3,345           $3,248            $3,307
As a percentage of total commercial loans                                               3.01%            3.26%             3.40%
---------------------------------------------------------------------------------===================================================

GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------       %       -------------------------------      %
In millions of dollars                         2000          1999 (1)        Change          2000         1999 (1)        Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $502            $383            31            $979           $759             29
Adjusted operating expenses (2)                 360             274            31             685            542             26
Provision for credit losses                       3               2            50              25             10             NM
                                          -------------------------------               -------------------------------
Core income before taxes                        139             107            30             269            207             30
Income taxes                                     52              40            30             100             77             30
                                          -------------------------------               -------------------------------
Core income                                      87              67            30             169            130             30
Restructuring-related items, after-tax            1               -            NM               1              -             NM
                                          -------------------------------               -------------------------------
Net income                                    $  88           $  67            31            $170           $130             31
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

The Global Investment Management and Private Banking group is composed of Citibank Asset Management and Global Retirement Services and the Global Private Bank. These businesses offer a broad range of asset management products and services from global investment centers around the world, including mutual funds, closed-end funds, managed accounts, and personalized wealth management services to institutional, high net worth, and retail clients.

Global Investment Management and Private Banking core income of $87 million in the 2000 second quarter and $169 million in the 2000 six months was up $20 million and $39 million, respectively, both up 30% from a year ago. Revenues increased, driven by acquisitions and growth in both assets and client business volumes under management, and were partially offset by higher costs associated with the acquisitions, continued expansion of sales and marketing efforts, and additional investments in research, quantitative, and technology expertise. The increase in the provision for credit losses in the six-month period related to a loan in EMEA.

Citibank Asset Management and Global Retirement Services

                                                                  Three Months Ended June 30,         Six Months Ended June 30,
                                                               ---------------------------------------------------------------------
In millions of dollars                                               2000            1999 (1)           2000            1999 (1)
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                              $164               $82             $278              $183
Total operating expenses                                              150                88              262               177
                                                               ---------------------------------------------------------------------
Income (loss) before taxes                                             14                (6)              16                 6
Income taxes (benefit)                                                  6                (2)               7                 2
                                                               ---------------------------------------------------------------------
Net income (loss)                                                    $  8              ($ 4)            $  9              $  4
---------------------------------------------------------------=====================================================================
Assets under management
  (in billions of dollars) (2)                                       $155              $146             $155              $146
---------------------------------------------------------------=====================================================================

(1)   Reclassified to conform to the current period's presentation.
(2) Includes $31 billion and $35 billion in the 2000 and 1999 periods, respectively, for Global Private Bank clients.
--------------------------------------------------------------------------------

Citibank Asset Management and Global Retirement Services offers institutional, high net worth, and retail clients a broad range of investment disciplines from global investment centers around the world. Products and services offered include mutual funds, closed-end funds, and separately managed accounts.

Net income of $8 million and $9 million in the 2000 second quarter and six months was up $12 million and $5 million from the comparable 1999 periods, primarily reflecting the impact of acquisitions, partially offset by increased expenses.

Assets under management rose 6% from the year-ago quarter to $155 billion, including $4.5 billion from the acquisitions. Money fund assets grew $3.5 billion or 17%, and managed account assets grew $3.2 billion or 5%, from the 1999 quarter, while long-term mutual fund assets shrank by $6.3 billion or 22%, mostly reflecting the transfer of a large fund to another Citicorp business segment.

Revenues, net of interest expense, of $164 million and $278 million in the 2000 second quarter and six months increased $82 million and $95 million from the 1999 second quarter and six months, respectively, primarily reflecting the Siembra and Garante acquisitions in the Latin America Retirement Services business.

Operating expenses of $150 million and $262 million in the 2000 quarter and six months increased $62 million and $85 million from the 1999 periods, reflecting the acquisitions, additional investments in research, quantitative, and technology expertise, and growth in overseas offices.

Global Private Bank

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------       %       -------------------------------      %
In millions of dollars                         2000          1999 (1)        Change          2000         1999 (1)        Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $338            $301            12            $701           $576             22
Adjusted operating expenses (2)                 210             186            13             423            365             16
Provision for credit losses                       3               2            50              25             10             NM
                                          -------------------------------               -------------------------------
Core income before taxes                        125             113            11             253            201             26
Income taxes                                     46              42            10              93             75             24
                                          -------------------------------               -------------------------------
Core income                                      79              71            11             160            126             27
Restructuring-related items, after-tax            1               -            NM               1              -             NM
                                          -------------------------------               -------------------------------
Net income                                     $ 80            $ 71            13            $161           $126             28
------------------------------------------------------------------------------------------------------------------------------------
Average assets (in billions of dollars)         $24             $19            26             $24            $19             26
Return on assets                               1.34%           1.50%                         1.35%          1.34%
------------------------------------------==========================================================================================
 Client business volumes
   under management (in billions of dollars)   $149            $125            19            $149           $125             19
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Global Private Bank -- which provides personalized wealth management services for high net worth clients around the world -- reported core income of $79 million for the 2000 second quarter, up $8 million or 11% from 1999, reflecting continued strong customer revenue momentum and partially offset by increased front-end staff expenses. Core income for the 2000 six months was $160 million, up $34 million or 27% from 1999, reflecting the above, as well as a higher provision for credit losses.

Client business volumes under management, which comprise loans, deposits, client assets under fee-based management and custody accounts, were $149 billion at June 30, 2000, up 19% from $125 billion a year ago, reflecting growth in all regions, especially in the U.S. and Asia Pacific. Business volumes grew in all product lines, led by the custody and lending businesses.

Total revenues, net of interest expense, were $338 million in the 2000 second quarter and $701 million in the 2000 six months, up $37 million or 12% and $125 million or 22% from the 1999 periods. Net interest and recurring fee-based revenues increased $38 million or 19% from the 1999 second quarter and $73 million or 18% from the 1999 six months, while transaction revenues, including placement fees on alternative investments, grew $7 million or 13% from the 1999 second quarter and $49 million or 52% from the 1999 six months. The increase in revenues was led primarily by significant growth internationally, up $25 million or 13% and $95 million or 26% from the comparable 1999 quarter and six months, as well as continued favorable trends in the U.S., up $12 million or 11% and $30 million or 14% from the respective 1999 periods.

Total operating expenses of $210 million and $423 million in the quarter and six months were up $24 million or 13% and $58 million or 16% from the 1999 periods, primarily reflecting higher levels of bankers and product specialists (up 12%) hired to boost front-end sales and service capabilities.

The provision for credit losses was $3 million for the 2000 second quarter and $25 million year-to-date, compared with $2 million and $10 million for the 1999 periods. The increase in the 2000 six months related to a loan in EMEA. Net credit losses in the 2000 second quarter remained at a nominal level of 0.05% of average loans, compared with 0.18% and 0.05% for the 2000 first quarter and 1999 second quarter, respectively. Loans 90 days or more past due were lower at $78 million or 0.32% of loans at June 30, 2000, compared to $87 million or 0.37% at March 31, 2000 and $162 million or 0.88% at June 30, 1999.

CORPORATE/OTHER

                                                                   Three Months Ended June 30,         Six Months Ended June 30,
                                                               ---------------------------------------------------------------------
In millions of dollars                                               2000            1999 (1)           2000            1999 (1)
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                             ($ 65)             $ 70            ($ 95)             $120
Adjusted operating expenses (2)                                       130               130              415               243
                                                               ---------------------------------------------------------------------
Loss before tax benefits                                             (195)              (60)            (510)             (123)
Income tax benefits                                                   (64)              (20)            (199)              (41)
                                                               ---------------------------------------------------------------------
Loss                                                                 (131)              (40)            (311)              (82)
Restructuring-related items, after-tax                                (17)               (8)             (25)              (16)
                                                               ---------------------------------------------------------------------
Net loss                                                            ($148)             ($48)           ($336)           ($  98)
---------------------------------------------------------------=====================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
--------------------------------------------------------------------------------

Corporate/Other includes net corporate treasury results, corporate staff and other corporate expenses, and the remainder of internet-related development activities (e-Citi) not allocated to the individual businesses.

Revenues decreased $135 million and $215 million in the 2000 second quarter and six months over the respective prior year periods, primarily reflecting higher treasury costs. Adjusted operating expenses of $130 million and $415 million in the 2000 second quarter and six months, respectively, were unchanged from the prior year second quarter, and increased $172 million from the 1999 six months, reflecting increases in certain unallocated corporate and technology costs, offset by a decrease in performance-based option expense. The six-month period also included a $108 million pretax expense for the contribution of appreciated venture capital securities to the Citigroup Foundation, which had minimal impact on Citicorp's earnings after related tax benefits and investment gains, which are reflected in Investment Activities.

INVESTMENT ACTIVITIES

                                                                   Three Months Ended June 30,         Six Months Ended June 30,
                                                               ---------------------------------------------------------------------
In millions of dollars                                               2000            1999 (1)           2000            1999 (1)
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                              $359              $233           $1,590              $356
Total operating expenses                                               19                17               43                31
                                                               ---------------------------------------------------------------------
Income before taxes                                                   340               216            1,547               325
Income taxes                                                          125                75              565               112
                                                               ---------------------------------------------------------------------
Net income                                                           $215              $141           $  982              $213
---------------------------------------------------------------=====================================================================

(1)   Reclassified to conform to the current period's presentation.
--------------------------------------------------------------------------------

Investment Activities comprises Citicorp's venture capital activities, securities transactions related to certain corporate investments, and the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature. Investment Activities net income of $215 million and $982 million for the 2000 second quarter and six months, respectively, was up $74 million and $769 million from the comparable 1999 periods, primarily reflecting strong performance in the venture capital portfolios and a higher level of securities transactions.

Revenues, net of interest expense, of $359 million for the 2000 second quarter increased $126 million from 1999, primarily reflecting an increase in venture capital results and securities transactions in corporate and refinancing portfolio investments. For the 2000 six months, revenues, net of interest expense, of $1.6 billion increased $1.2 billion from 1999, primarily reflecting an increase in venture capital results and securities transactions in corporate investments, reflecting strong equity markets, partially offset by writedowns in the refinancing portfolio.

Investment Activities results may fluctuate in the future as a result of market and asset-specific factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See
"Forward-Looking Statements" below.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could". These forward-looking statements involve risks and uncertainties including, but not limited to, global economic conditions, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors; changes in general economic conditions including the performance of global financial markets, prevailing inflation and interest rates, securities transactions, gains from asset sales, and losses on commercial lending activities; results of various Investment Activities; the effect of competitors' pricing policies, of changes in laws and regulations on competition and of demographic changes on target market populations' savings and financial planning needs; the impact of higher interest rates on spreads in the Cards business; the adoption by the Company of an FFIEC policy that provides guidance on the reporting of delinquent consumer loans and the timing of associated credit charge-offs for financial institution subsidiaries; and the resolution of legal proceedings and related matters.

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

Across Citicorp, price risk is measured using various tools, including Earnings-at-Risk and sensitivity analysis, which are applied to interest rate risk in the non-trading portfolios and Value-at-Risk, stress and scenario analyses which are applied to the trading portfolios.

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

Price risk in the non-trading portfolios is measured using Earnings-at-Risk, excluding CitiFinancial Credit Company, which measures price risk using sensitivity analysis.

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

Citicorp's primary non-trading price risk exposure is to movements in U.S. dollar interest rates. As of June 30, 2000, the rate shift over a four-week defeasance period applied to the U.S. dollar yield curve for purposes of calculating Earnings-at-Risk was 45 basis points. Citicorp also has Earnings-at-Risk in various other currencies; however, there are no significant risk concentrations in any individual non-U.S. dollar currency. As of June 30, 2000, the rate shifts applied to these currencies for purposes of calculating Earnings-at-Risk over a one- to four-week defeasance period ranged from 20 to 1,851 basis points, depending on the currency.

The following table illustrates that, as of June 30, 2000, a 45 basis point increase in the U.S. dollar yield curve would have a potential negative impact on Citicorp's pretax earnings of approximately $109 million in the next twelve months, and approximately $110 million for the total five-year period 2000-2005. A two standard deviation increase in non-U.S. dollar interest rates would have a potential negative impact on Citicorp's pretax earnings of approximately $78 million in the next twelve months, and approximately $118 million for the five-year period 2000-2005.

Earnings-at-Risk (impact on pretax earnings)

                                                                         Assuming a U.S.                  Assuming a Non-U.S.
                                                                       Dollar Rate Move of              Dollar Rate Move of (1)
                                                                     Two Standard Deviations          Two Standard Deviations (2)
                                                                --------------------------------------------------------------------
In millions of dollars at June 30, 2000                             Increase         Decrease          Increase         Decrease
------------------------------------------------------------------------------------------------------------------------------------
Overnight to three months                                           ($ 26)             $ 28            ($ 17)             $ 17
Four to six months                                                    (28)               31              (23)               23
Seven to twelve months                                                (55)               57              (38)               38
                                                                --------------------------------------------------------------------
Total overnight to twelve months                                     (109)              116              (78)               78
------------------------------------------------------------------------------------------------------------------------------------
Year two                                                              (58)               57              (27)               28
Year three                                                            (16)               14              (18)               19
Year four                                                              34               (38)              (4)                4
Year five                                                              47               (53)               -                 -
Effect of discounting                                                  (8)               11                9               (10)
                                                                --------------------------------------------------------------------
Total                                                               ($110)             $107            ($118)             $119
----------------------------------------------------------------====================================================================

(1) Primarily results from Earnings-at-Risk in the Euro, Singapore dollar, Japanese yen, Mexico peso and Hong Kong dollar.
(2) Total assumes a two standard deviation increase or decrease for every currency, not taking into account any covariance between currencies.
--------------------------------------------------------------------------------

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

Twelve Month Earnings-at-Risk (impact on pretax earnings)

                                                                U.S. Dollar                             Non-U.S. Dollar
                                                 -----------------------------------------------------------------------------------
                                                   June 30,      Dec. 31,      June 30,      June 30,      Dec. 31,      June 30,
In millions of dollars                               2000          1999          1999          2000          1999          1999
------------------------------------------------------------------------------------------------------------------------------------
Assuming a two standard deviation rate
Increase                                             ($109)        ($166)        ($133)         ($78)        ($119)        ($120)
Decrease                                               116           178           154            78           120          $120
-------------------------------------------------===================================================================================

Interest rate swaps and similar instruments effectively modify the repricing characteristics of certain consumer and commercial loan portfolios, deposits, and long-term debt. Excluding the effects of these instruments, Citicorp's Earnings-at-Risk over the next twelve months in its non-trading activities would be as follows:

                                                                U.S. Dollar                             Non-U.S. Dollar
                                                 -----------------------------------------------------------------------------------
                                                   June 30,      Dec. 31,      June 30,      June 30,      Dec. 31,      June 30,
In millions of dollars                               2000          1999          1999          2000          1999          1999
------------------------------------------------------------------------------------------------------------------------------------
Assuming a two standard deviation rate
Increase                                               ($6)         ($30)            7          ($65)        ($120)        ($137)
Decrease                                                15            42            12            65           121           138
-------------------------------------------------===================================================================================

During the first six months of 2000, Citicorp's U.S. dollar Earnings-at-Risk for the following 12 months assuming a two standard deviation increase in rates would have had a potential negative impact ranging from approximately $109 million to $146 million in the aggregate at each month end, compared with a range from $73 million to $166 million at each month end during 1999. A two standard deviation increase in non-U.S. dollar interest rates for the following twelve months would have had a potential negative impact ranging from approximately $78 million to $123 million in the aggregate at each month end during the first six months of 2000, compared with a range from $95 million to $121 million at each month end during 1999.

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

The level of exposure taken depends on the market environment and expectations of future price and market movements, and will vary from period to period. For Citicorp's major trading centers, the aggregate pretax Value-at-Risk in the trading portfolios was $35 million at June 30, 2000. Daily exposures averaged $24 million in the second quarter of 2000 and ranged from $19 million to $35 million.

The following table summarizes Citicorp's Value-at-Risk in its trading portfolios as of June 30, 2000 and December 31, 1999 along with the 2000 second quarter averages.

                                                                                                       2000
                                                                                                      Second
                                                                                    June 30,          Quarter          Dec. 31,
In millions of dollars                                                                2000            Average            1999
------------------------------------------------------------------------------------------------------------------------------------
Interest rate                                                                          $29              $20               $15
Foreign exchange                                                                        11                9                17
Equity                                                                                  19               12                11
All other (primarily commodity)                                                          2                2                 2
Covariance adjustment                                                                  (26)             (19)              (21)
                                                                                 ---------------------------------------------------
Total                                                                                  $35              $24               $24
---------------------------------------------------------------------------------===================================================

The table below provides the distribution of Value-at-Risk during the second quarter of 2000.

In millions of dollars                                                                                  Low              High
------------------------------------------------------------------------------------------------------------------------------------
Interest rate                                                                                           $15               $29
Foreign exchange                                                                                          6                11
Equity                                                                                                   10                19
All other (primarily commodity)                                                                           1                 4
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

Beginning April 1, 2000, the FFIEC revised their cross-border reporting guidelines to allow credit derivative contracts, that contain cross-border provisions, to be treated as effective guarantees. Purchased credit derivative contracts where Citicorp is the beneficiary shift the underlying exposure to the guarantor country. Written credit derivative contracts where Citicorp provides an effective guarantee are included as cross-border commitments in the country of the underlying credit exposure. The effect of adopting the FFIEC's revised guidelines as of June 30, 2000 was an increase (decrease) in reported cross-border claims on third parties of $0.6 billion in Germany, $2.2 billion in Italy, $1.2 billion in France, ($1.3) billion in the United Kingdom, ($0.4) billion in the Netherlands, and ($0.1) billion in Switzerland. The effect on cross-border commitments was an increase (decrease) of $1.8 billion in Germany, $5.3 billion in Italy, $4.8 billion in France, ($0.3) billion in the United Kingdom, and $0.2 billion in Switzerland. Total cross-border outstandings and commitments at December 31, 1999 have not been restated.

The following table presents total cross-border outstandings and commitments on a regulatory basis in accordance with FFIEC guidelines. Total cross-border outstandings include cross-border claims on third parties as well as investments in and funding of local franchises, as described in the 1999 Form 10-K. Countries with outstandings greater than 0.75% of Citicorp assets at June 30, 2000 or December 31, 1999 include:

                                                                                                  June 30, 2000    December 31, 1999
                                         ----------------------------------------------------------------------    -----------------
                                            Cross-Border Claims on Third Parties
                                         -----------------------------------------
                                                                                               Total               Total
                                                                        Trading Investments   Cross-              Cross-
                                                                            and      in and  Border-             Border-
                                                                          Short-    Funding     Out-                Out-
                                                                           Term    of Local   stand-  Commit-     stand-    Commit-
In billions of dollars at period ended   Banks   Public Private  Total Claims(1) Franchises     ings    ments(2)    ings    ments(2)
------------------------------------------------------------------------------------------------------------------------------------

Germany                                  $2.3     $1.3   $1.6    $5.2    $4.0       $4.1        $9.3     $6.6        $8.3      $3.7
Italy                                     3.1      1.9    0.7     5.7     3.5        1.1         6.8      6.1         3.3       0.4
Brazil                                    0.7      0.7    2.3     3.7     1.9        2.2         5.9      0.2         3.7       0.1
France                                    3.1      0.4    1.6     5.1     3.3          -         5.1      9.1         4.2       2.2
United Kingdom                            1.0        -    3.6     4.6     3.7          -         4.6     16.7         4.4      15.5
Netherlands                               1.1      0.5    2.8     4.4     3.3          -         4.4      3.5         3.2       2.9
Mexico                                      -      1.4    1.5     2.9     1.6        0.6         3.5      0.4         3.7       0.1
South Korea                               0.5      0.3    0.8     1.6     1.5        1.6         3.2      0.5         2.7       0.3
Switzerland                               1.0        -    1.6     2.6     2.5          -         2.6      3.6         3.1       1.4
-----------------------------------------===========================================================================================

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

A diversity of funding sources, currencies, and maturities is used to gain a broad access to the investor base. Citicorp's deposits, which represented 67% of its total funding at both June 30, 2000 and December 31, 1999, are broadly diversified by both geography and customer segments.

Stockholder's equity, which grew $4.0 billion during the six months of 2000 to $30.0 billion at June 30, 2000, continues to be an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp and its subsidiaries. Total Citicorp long-term debt outstanding at the end of the 2000 second quarter was $27.4 billion, up from $26.4 billion at 1999 year-end. Loans securitized during the first six months included $4.5 billion of U.S. consumer mortgages. While securitization activity in the first half of 2000 primarily related to U.S. consumer mortgages, securitization of both credit card receivables and consumer mortgages continues to be an important source of liquidity. As previous credit card securitizations amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. During the six months of 2000, the scheduled amortization of certain credit card securitization transactions made available $4.4 billion of new receivables. In addition, $3.8 billion of credit card securitization transactions are scheduled to amortize during the rest of 2000.

Citicorp is a legal entity separate and distinct from Citibank, N.A. and its other subsidiaries and affiliates. As discussed in the 1999 Form 10-K, there are various legal limitations on the extent to which Citicorp's subsidiaries may extend credit, pay dividends, or otherwise supply funds to Citicorp. As of June 30, 2000, under their applicable dividend limitations, Citicorp's national and state-chartered bank subsidiaries could have declared dividends to their respective parent companies without regulatory approval of approximately $6.4 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that, as of June 30, 2000, its bank subsidiaries could have distributed dividends to Citicorp, directly or through their parent holding company, of approximately $5.7 billion of the available $6.4 billion.

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

Citicorp Ratios

                                                                                     June 30,         Mar. 31,          Dec. 31,
                                                                                       2000             2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Tier 1 Capital                                                                          8.02%            8.07%             8.11%
Total Capital (Tier 1 and Tier 2)                                                      11.95            12.00             12.10
Leverage (1)                                                                            6.90             6.81              6.83
Common Stockholder's Equity                                                             7.08             6.93              6.70
---------------------------------------------------------------------------------===================================================

(1)   Tier 1 capital divided by adjusted average assets.
--------------------------------------------------------------------------------

Citicorp maintained a strong capital position during the 2000 second quarter. Total capital (Tier 1 and Tier 2) amounted to $41.5 billion at June 30, 2000, representing 11.95% of net risk adjusted assets. This compares with $38.4 billion and 12.00% at March 31, 2000, and $37.4 billion and 12.10% at December 31, 1999. Tier 1 capital of $27.9 billion at June 30, 2000 represented 8.02% of net risk adjusted assets, compared with $25.8 billion and 8.07% at March 31, 2000 and $25.0 billion and 8.11% at December 31, 1999. The Tier 1 capital ratio at June 30, 2000 was within Citicorp's target range of 8.00% to 8.30%.

Components of Capital Under Regulatory Guidelines

                                                                                     June 30,         Mar. 31,          Dec. 31,
In millions of dollars                                                                 2000             2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Tier 1 Capital
Common Stockholder's Equity                                                          $30,003          $27,730           $26,047
Mandatorily Redeemable Securities of Subsidiary Trusts                                   975              975               975
Minority Interest                                                                        400              143               133
Less: Net Unrealized Gain on Securities Available for Sale (1)                          (347)            (899)             (340)
Less: Intangible Assets (2)                                                           (3,149)          (2,110)           (1,760)
50% Investment in Certain Subsidiaries (3)                                               (27)             (21)              (21)
                                                                                 ---------------------------------------------------
Total Tier 1 Capital                                                                  27,855           25,818            25,034
------------------------------------------------------------------------------------------------------------------------------------
Tier 2 Capital
Allowance for Credit Losses (4)                                                        4,371            4,033             3,895
Qualifying Debt (5)                                                                    9,022            7,935             8,128
Unrealized Marketable Equity Securities Gains (1)                                        270              608               315
Less: 50% Investment in Certain Subsidiaries (3)                                         (27)             (21)              (21)
                                                                                 ---------------------------------------------------
Total Tier 2 Capital                                                                  13,636           12,555            12,317
                                                                                 ---------------------------------------------------
Total Capital (Tier 1 and Tier 2)                                                    $41,491          $38,373           $37,351
---------------------------------------------------------------------------------===================================================
Net Risk-Adjusted Assets (6)                                                        $347,242         $319,889          $308,697
---------------------------------------------------------------------------------===================================================

(1) Tier 1 capital excludes unrealized gains and losses on debt securities available for sale in accordance with regulatory risk-based capital guidelines. The federal bank regulatory agencies permit institutions to include in Tier 2 capital up to 45% of pretax net unrealized holding gains on available-for-sale equity securities with readily determinable fair values.
(2) Includes goodwill and certain other identifiable intangible assets. The increase in goodwill and other intangibles during the 2000 second quarter was attributable to the acquisitions completed during the quarter, which included Handlowy, Siembra and Copelco.
(3) Represents investment in certain overseas insurance activities and unconsolidated banking and finance subsidiaries.
(4) Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.
(5) Includes qualifying senior and subordinated debt in an amount not exceeding 50% of Tier 1 capital, and subordinated capital notes subject to certain limitations. Tier 2 capital included $2.6 billion of subordinated debt issued to Citigroup (Parent Company) at June 30, 2000 and $1.4 billion at both March 31, 2000 and December 31, 1999.
(6) The increase in net risk-adjusted assets during the 2000 second quarter was primarily attributable to the growth in consumer and commercial loans and acquisitions completed during the quarter. Net risk-adjusted assets includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $15.5 billion for interest rate, commodity and equity derivative contracts and foreign exchange contracts as of June 30, 2000, compared to $17.1 billion as of March 31, 2000 and $15.8 billion as of December 31, 1999. Net risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses.
--------------------------------------------------------------------------------

Common stockholder's equity increased $2.3 billion during the 2000 second quarter to $30.0 billion at June 30, 2000, representing 7.08% of assets, compared to 6.93% at March 31, 2000 and 6.70% at December 31, 1999. The net increase in common stockholder's equity during the quarter principally reflected net income of $1.7 billion and a capital contribution of $1.2 billion from Citigroup (parent company), offset by a decrease in unrealized gains on securities available-for-sale of $552 million.

The mandatorily redeemable securities of subsidiary trusts (trust securities) outstanding at June 30, 2000 of $975 million qualify as Tier 1 capital and are included in long-term debt on the balance sheet. For both the six months ended June 30, 2000 and 1999, interest expense on the trust securities amounted to $38 million.

Citicorp's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At June 30, 2000, all of Citicorp's subsidiary depository institutions were "well capitalized" under the federal bank regulatory agencies' definitions.

Citibank, N.A. Ratios

                                                                                      June 30,         Mar. 31,          Dec. 31,
                                                                                        2000             2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Tier 1 Capital                                                                          8.08%            8.48%             8.25%
Total Capital (Tier 1 and Tier 2)                                                      12.08            12.43             12.31
Leverage                                                                                6.51             6.77              6.53
Common Stockholder's Equity                                                             6.86             6.89              6.58
----------------------------------------------------------------------------------==================================================

Citibank's net income for the second quarter of 2000 amounted to $1.1 billion. Citibank had $7.5 billion of subordinated notes outstanding at June 30, 2000 and $6.9 billion of subordinated notes outstanding at both March 31, 2000 and December 31, 1999 that were issued to Citicorp (parent company) and included in Citibank's Tier 2 capital.

During the first quarter of 2000, the FRB issued a proposed rule that would govern the regulatory capital treatment of merchant banking investments and certain similar equity investments, including investments made by venture capital subsidiaries in nonfinancial companies held by bank holding companies. The proposed rule would increase the capital requirement for such investments by imposing a 50% capital requirement. The Company is monitoring the status and progress of the proposed rule.

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

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)          Citicorp and Subsidiaries

                                                                  Three Months Ended June 30,         Six Months Ended June 30,
                                                               ---------------------------------------------------------------------
In millions of dollars                                               2000              1999             2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Interest revenue
Loans, including fees                                              $6,506            $5,544          $12,476           $11,364
Deposits with banks                                                   276               262              532               494
Federal funds sold and securities
 purchased under resale agreements                                     99                97              171               238
Securities, including dividends                                       786               855            1,611             1,995
Trading account assets                                                256               212              470               374
Loans held for sale                                                   172               147              291               286
                                                               ---------------------------------------------------------------------
                                                                    8,095             7,117           15,551            14,751
                                                               ---------------------------------------------------------------------
Interest expense
Deposits                                                            3,198             2,567            6,001             5,432
Trading account liabilities                                            14                19               33                38
Purchased funds and other borrowings                                  626               463            1,090             1,145
Long-term debt                                                        456               432              931               932
                                                               ---------------------------------------------------------------------
                                                                    4,294             3,481            8,055             7,547
                                                               ---------------------------------------------------------------------

Net interest revenue                                                3,801             3,636            7,496             7,204

Provision for credit losses                                           711               790            1,462             1,519
                                                               ---------------------------------------------------------------------

Net interest revenue after provision for credit losses              3,090             2,846            6,034             5,685
                                                               ---------------------------------------------------------------------

Fees, commissions, and other revenue
Fees and commissions                                                2,343             1,859            4,498             3,554
Foreign exchange                                                      398               368              820               856
Trading account                                                       311               138              680               442
Securities transactions                                               252               151              297               174
Other revenue                                                         746               852            2,760             1,614
                                                               ---------------------------------------------------------------------
                                                                    4,050             3,368            9,055             6,640
                                                               ---------------------------------------------------------------------
Operating expense
Salaries                                                            1,734             1,541            3,429             3,102
Employee benefits                                                     318               322              640               640
                                                               ---------------------------------------------------------------------
     Total employee                                                 2,052             1,863            4,069             3,742
Net premises and equipment                                            627               628            1,271             1,232
Restructuring - related items                                           4                47               24               126
Other expense                                                       1,797             1,666            3,708             3,287
                                                               ---------------------------------------------------------------------
                                                                    4,480             4,204            9,072             8,387
                                                               ---------------------------------------------------------------------
Income before taxes                                                 2,660             2,010            6,017             3,938

Income taxes                                                          993               756            2,205             1,480
                                                               ---------------------------------------------------------------------

Net income                                                         $1,667            $1,254          $ 3,812           $ 2,458
---------------------------------------------------------------=====================================================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS                            Citicorp and Subsidiaries

                                                                                                      June 30,
                                                                                                        2000          December 31,
In millions of dollars                                                                               (Unaudited)          1999
------------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                                              $  9,358          $ 11,385
Deposits at interest with banks                                                                        12,648            12,095
Securities, at fair value
   Available for sale and short-term and other                                                         45,378            46,592
   Venture capital                                                                                      5,256             4,160
Trading account assets                                                                                 32,381            31,540
Loans held for sale                                                                                     8,081             4,463
Federal funds sold and securities purchased under resale agreements                                     5,493             6,048
Loans, net
   Consumer                                                                                           162,943           147,968
   Commercial                                                                                         111,003            97,485
                                                                                                  ----------------------------------
Loans, net of unearned income                                                                         273,946           245,453
   Allowance for credit losses                                                                         (6,736)           (6,679)
                                                                                                  ----------------------------------
     Total loans, net                                                                                 267,210           238,774
Customers' acceptance liability                                                                         1,115             1,133
Premises and equipment, net                                                                             4,974             4,900
Interest and fees receivable                                                                            4,088             3,836
Other assets                                                                                           27,838            23,644
                                                                                                  ----------------------------------
Total assets                                                                                         $423,820          $388,570
--------------------------------------------------------------------------------------------------==================================
Liabilities
Non-interest-bearing deposits in U.S. offices                                                        $ 20,033          $ 19,492
Interest-bearing deposits in U.S. offices                                                              53,383            49,462
Non-interest-bearing deposits in offices outside the U.S.                                              13,351            12,132
Interest-bearing deposits in offices outside the U.S.                                                 199,181           179,627
                                                                                                  ----------------------------------
     Total deposits                                                                                   285,948           260,713
Trading account liabilities                                                                            22,641            27,429
Purchased funds and other borrowings                                                                   33,545            25,096
Acceptances outstanding                                                                                 1,173             1,222
Accrued taxes and other expense                                                                         8,431             8,416
Other liabilities                                                                                      14,664            13,204
Long-term debt                                                                                         27,415            26,443

Stockholder's equity
Common stock: ($0.01 par value)
   Issued shares: 1,000 in each period                                                                      -                 -
Surplus                                                                                                 7,064             5,844
Retained earnings                                                                                      23,310            20,498
Accumulated other changes in equity from nonowner sources (1)                                            (371)             (295)
                                                                                                  ----------------------------------
Total stockholder's equity                                                                             30,003            26,047
                                                                                                  ----------------------------------
Total liabilities and stockholder's equity                                                           $423,820          $388,570
--------------------------------------------------------------------------------------------------==================================

(1) Amounts at June 30, 2000 and December 31, 1999 include the after-tax amounts for net unrealized gains on securities available for sale of $347 million and $340 million, respectively, and foreign currency translation of ($718) million and ($635) million, respectively.
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)

                                                       Citicorp and Subsidiaries

                                                                                                      Six Months Ended June 30,
                                                                                                  ----------------------------------
In millions of dollars                                                                                  2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                                                        $26,047           $24,686

Net income                                                                                              3,812             2,458
Net change in unrealized gains and losses on securities available for sale, net of tax                      7               111
Foreign currency translation adjustment, net of tax                                                       (83)              (47)
                                                                                                  ----------------------------------
   Total changes in equity from nonowner sources                                                        3,736             2,522

Common cash dividends declared                                                                         (1,000)           (1,175)

Capital contribution from Parent                                                                        1,202               121

Employee benefit plans and other activity                                                                  18                46
                                                                                                  ----------------------------------

Balance at end of period                                                                              $30,003           $26,200
--------------------------------------------------------------------------------------------------==================================
Summary of changes in equity from nonowner sources
Net income                                                                                             $3,812            $2,458
Other changes in equity from nonowner sources                                                             (76)               64
                                                                                                  ----------------------------------
Total changes in equity from nonowner sources                                                          $3,736            $2,522
--------------------------------------------------------------------------------------------------==================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)      Citicorp and Subsidiaries

                                                                                                      Six Months Ended June 30,
                                                                                                  ----------------------------------
In millions of dollars                                                                                  2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income                                                                                           $  3,812          $  2,458
Adjustments to reconcile net income to net cash (used in) provided by operating activities
   Provision for credit losses                                                                          1,462             1,519
   Depreciation and amortization of premises and equipment                                                456               434
   Amortization of goodwill and acquisition premium costs                                                 176               142
   Restructuring-related items                                                                             24               126
   Venture capital activity                                                                            (1,096)             (112)
   Net gain on sale of securities                                                                        (297)             (174)
   Changes in accruals and other, net                                                                  (3,550)            2,657
   Net increase in loans held for sale                                                                 (3,618)           (1,494)
   Net (increase) decrease in trading account assets                                                     (841)            2,791
   Net decrease in trading account liabilities                                                         (4,788)           (5,819)
                                                                                                  ----------------------------------
Total adjustments                                                                                     (12,072)               70
                                                                                                  ----------------------------------
Net cash (used in) provided by operating activities                                                    (8,260)            2,528
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Net increase in deposits at interest with banks                                                          (553)             (221)
Securities  --  available for sale and short-term and other
   Purchases                                                                                          (26,794)          (28,456)
   Proceeds from sales                                                                                 12,175            14,266
   Maturities                                                                                          15,854            13,454
Net decrease in federal funds sold and securities purchased under resale agreements                       555             1,380
Net increase in loans                                                                                 (39,253)          (67,007)
Proceeds from sales of loans                                                                           15,383            55,251
Business acquisitions                                                                                  (1,959)           (2,150)
Capital expenditures on premises and equipment                                                           (540)             (581)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and other real
   estate owned                                                                                           295               236
                                                                                                  ----------------------------------
Net cash used in investing activities                                                                 (24,837)          (13,828)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Net increase in deposits                                                                               25,235            16,566
Net increase (decrease) in federal funds purchased and securities sold under repurchase
agreements                                                                                              1,385            (1,957)
Net increase (decrease) in commercial paper and funds borrowed                                          5,380            (1,224)
Proceeds from issuance of long-term debt                                                                1,615             1,608
Repayment of long-term debt                                                                            (2,365)           (1,437)
Contribution from Citigroup                                                                             1,100               121
Dividends paid                                                                                         (1,000)           (1,175)
                                                                                                  ----------------------------------
Net cash provided by financing activities                                                              31,350            12,502
------------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and due from banks                                               (280)             (291)
------------------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and due from banks                                                     (2,027)              911
Cash and due from banks at beginning of period                                                         11,385             9,031
                                                                                                  ----------------------------------
Cash and due from banks at end of period                                                             $  9,358          $  9,942
--------------------------------------------------------------------------------------------------==================================
Supplemental disclosure of cash flow information
Cash paid during the period for:
   Interest                                                                                            $7,133            $7,086
   Income taxes                                                                                         1,782             1,640
Non-cash investing activities:
Transfers from loans to other real estate owned                                                        $  155            $  111
--------------------------------------------------------------------------------------------------==================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS                      Citibank, N.A. and Subsidiaries

                                                                                                      June 30,
                                                                                                        2000          December 31,
In millions of dollars                                                                               (Unaudited)          1999
------------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                                             $   8,309          $ 10,648
Deposits at interest with banks                                                                        14,269            12,961
Securities, at fair value
   Available for sale                                                                                  36,642            37,071
   Venture capital                                                                                      3,993             3,423
Trading account assets                                                                                 28,477            28,321
Loans held for sale                                                                                     1,599             1,279
Federal funds sold and securities purchased under resale agreements                                     6,913             7,255
Loans, net of unearned income                                                                         234,195           207,935
Allowance for credit losses                                                                            (4,712)           (4,647)
                                                                                                  ----------------------------------
     Loans, net                                                                                       229,483           203,288
Customers' acceptance liability                                                                         1,116             1,134
Premises and equipment, net                                                                             3,900             3,808
Interest and fees receivable                                                                            3,315             3,345
Other assets                                                                                           18,810            15,366
                                                                                                  ----------------------------------
Total assets                                                                                         $356,826          $327,899
--------------------------------------------------------------------------------------------------==================================
Liabilities
Non-interest-bearing deposits in U.S. offices                                                        $ 16,103          $ 15,501
Interest-bearing deposits in U.S. offices                                                              35,981            32,469
Non-interest-bearing deposits in offices outside the U.S.                                              13,390            12,185
Interest-bearing deposits in offices outside the U.S.                                                 194,360           174,677
                                                                                                  ----------------------------------
   Total deposits                                                                                     259,834           234,832
Trading account liabilities                                                                            21,932            26,196
Purchased funds and other borrowings                                                                   22,008            19,112
Acceptances outstanding                                                                                 1,173             1,222
Accrued taxes and other expense                                                                         5,765             5,273
Other liabilities                                                                                       7,879             7,950
Long-term debt and subordinated notes                                                                  13,767            11,752

Stockholder's equity
Capital stock ($20.00 par value)                                                                          751               751
   outstanding shares: 37,534,553 in each period
Surplus                                                                                                10,190             9,836
Retained earnings                                                                                      14,180            11,565
Accumulated other changes in equity from nonowner sources (1)                                            (653)             (590)
                                                                                                  ----------------------------------
Total stockholder's equity                                                                             24,468            21,562
                                                                                                  ----------------------------------
Total liabilities and stockholder's equity                                                           $356,826          $327,899
--------------------------------------------------------------------------------------------------==================================

(1) Amounts at June 30, 2000 and December 31, 1999 include the after-tax amounts for net unrealized gains on securities available for sale of $135 million and $116 million, respectively, and foreign currency translation of ($788) million and ($706) million, respectively.
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2000 and for the three- and six-month periods ended June 30, 2000 and 1999 are unaudited and include the accounts of Citicorp and its subsidiaries (collectively, the Company). The Company is an indirect wholly owned subsidiary of Citigroup Inc. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

2. Future Application of Accounting Standards

Derivatives and hedge accounting. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date of SFAS No. 133 to January 1, 2001 for calendar year companies such as the Company. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133," which amended certain provisions of SFAS No. 133. These new standards will significantly change the accounting treatment of end-user derivative and foreign exchange contracts used by the Company and its customers. Depending on the underlying risk management strategy, these accounting changes could affect reported earnings, assets, liabilities, and stockholder's equity. As a result, the Company and the customers to which it provides derivatives and foreign exchange products will have to reconsider their risk management strategies, since the new standard will not reflect the results of many of those strategies in the same manner as current accounting practice. The Company continues to evaluate the potential impact of implementing these new accounting standards, which will depend, among other things, on additional interpretations of the standards prior to the effective date.

3. Business Segment Information

The following table presents certain information regarding the Company's industry segments:

                                                 Total Revenues, Net                               Net
                                                 of Interest Expense      Income Taxes       Income (Loss)(1)(2) Identifiable Assets
                                                 -----------------------------------------------------------------------------------
                                                                  Three Months Ended June 30,                   June 30,   Dec. 31,
In millions of dollars                           --------------------------------------------------------------
  except identifiable assets in billions           2000     1999 (3)     2000    1999 (3)     2000    1999 (3)    2000     1999 (3)
------------------------------------------------------------------------------------------------------------------------------------
Global Consumer                                    $4,515    $4,183       $525       $406    $  880     $  664     $182        $167
Global Corporate Bank                               2,540     2,135        363        260       632        430      193         177
Global Investment Management
  and Private Banking                                 502       383         53         40        88         67       27          25
Investment Activities                                 359       233        125         75       215        141       11          11
Corporate/Other                                       (65)       70        (73)       (25)     (148)       (48)      11           9
                                                 -----------------------------------------------------------------------------------
Total                                              $7,851    $7,004       $993       $756    $1,667     $1,254     $424        $389
-------------------------------------------------===================================================================================

                                                                      Total Revenues, Net                               Net
                                                                      of Interest Expense      Income Taxes      Income (Loss)(1)(2)
                                                                      --------------------------------------------------------------
                                                                                        Six Months Ended June 30,
In millions of dollars                                                --------------------------------------------------------------
  except identifiable assets in billions                                 2000     1999 (3)    2000     1999 (3)     2000    1999 (3)
------------------------------------------------------------------------------------------------------------------------------------
Global Consumer                                                        $ 9,088    $ 8,213    $1,030     $  786    $1,732     $1,285
Global Corporate Bank                                                    4,989      4,396       722        554     1,264        928
Global Investment Management and Private Banking                           979        759       101         77       170        130
Investment Activities                                                    1,590        356       565        112       982        213
Corporate/Other                                                            (95)       120      (213)       (49)     (336)       (98)
                                                                      --------------------------------------------------------------
Total                                                                  $16,551    $13,844    $2,205     $1,480    $3,812     $2,458
----------------------------------------------------------------------==============================================================

(1) Results in the 2000 second quarter and six-month periods reflect after-tax restructuring-related (credits) charges of ($10) million and ($6) million in Global Consumer and $17 million and $25 million in Corporate/Other, respectively, ($3) million in both periods in Global Corporate Bank, and ($1) million in both periods in Global Investment Management and Private Banking. The 1999 second quarter and six-month results reflect after-tax restructuring-related charges of $18 million and $56 million in Global Consumer, $3 million and $7 million in Global Corporate Bank, and $8 million and $16 million in Corporate/Other, respectively.
(2) Results in the 2000 second quarter and six-month periods include pretax provisions for credit losses in Global Consumer of $577 million and $1.182 billion, in the Global Corporate Bank of $131 million and $255 million, and in the Global Investment Management and Private Banking of $3 million and $25 million, respectively. The 1999 second quarter and six-month period results reflect pretax provisions for credit losses in Global Consumer of $677 million and $1.286 billion, in Global Corporate Bank of $111 million and $223 million, and in Global Investment Management and Private Banking of $2 million and $10 million, respectively.
(3)   Reclassified to conform to the current period's presentation.
--------------------------------------------------------------------------------

4. Securities

                                                                                                      June 30,        December 31,
In millions of dollars                                                                                  2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Securities Available for Sale, at Fair Value                                                          $45,259           $46,403
Short-term and Other                                                                                      119               189
                                                                                                  ----------------------------------
Available for Sale and Short-term and Other                                                           $45,378           $46,592
                                                                                                  ==================================
Venture Capital, at Fair Value (1)                                                                    $ 5,256           $ 4,160
--------------------------------------------------------------------------------------------------==================================

(1) For the six months ended June 30, 2000, net gains on investments held by venture capital subsidiaries totaled $1.59 billion, of which $1.50 billion and $274 million represented gross unrealized gains and losses, respectively. For the six months ended June 30, 1999, net gains on investments held by venture capital subsidiaries totaled $333 million, of which $342 million and $265 million represented gross unrealized gains and losses, respectively.
--------------------------------------------------------------------------------

                                                                      June 30, 2000                         December 31, 1999(1)
                                                 -----------------------------------------------------------------------------------
                                                                       Gross         Gross
                                                     Amortized    Unrealized    Unrealized                   Amortized
In millions of dollars                                    Cost         Gains        Losses    Fair Value          Cost    Fair Value
------------------------------------------------------------------------------------------------------------------------------------
Securities Available for Sale
U.S. Treasury and Federal Agency                       $ 8,029        $   31          $203       $ 7,857       $ 8,824       $ 8,636
State and Municipal                                      3,755           185            81         3,859         3,534         3,572
Foreign Government                                      21,564           415           221        21,758        23,901        24,055
U.S. Corporate                                           3,154            74           185         3,043         3,009         2,892
Other Debt Securities                                    4,412            36            32         4,416         3,279         3,297
Equity Securities (2)                                    3,726           712           112         4,326         3,251         3,951
                                                 -----------------------------------------------------------------------------------
                                                       $44,640        $1,453          $834       $45,259       $45,798       $46,403
-------------------------------------------------===================================================================================

Securities Available for Sale Include --
   Mortgage-Backed Securities                           $5,190            $8          $188        $5,010        $5,258        $5,074
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
--------------------------------------------------------------------------------

5. Trading Account Assets and Liabilities

                                                                                                      June 30,          Dec. 31,
In millions of dollars                                                                                  2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Trading Account Assets
U.S. Treasury and Federal Agency Securities                                                           $   316           $   131
Foreign Government, Corporate and Other Securities                                                     15,394            10,627
Derivative and Foreign Exchange Contracts (1)                                                          16,671            20,782
                                                                                                  ----------------------------------
                                                                                                      $32,381           $31,540
--------------------------------------------------------------------------------------------------==================================
Trading Account Liabilities
Securities Sold, Not Yet Purchased                                                                    $ 3,525           $ 4,391
Derivative and Foreign Exchange Contracts (1)                                                          19,116            23,038
                                                                                                  ----------------------------------
                                                                                                      $22,641           $27,429
--------------------------------------------------------------------------------------------------==================================

(1)   Net of master netting agreements and securitization.
--------------------------------------------------------------------------------

6. Restructuring-Related Items

During the 2000 second quarter, Citicorp recorded restructuring charges of $22 million, including $17 million (the 2000 charge) relating to new initiatives in the Global Consumer business and in Corporate/Other, as well as additional severance charges of $5 million as a result of the continuing implementation of 1998 restructuring initiatives. The 2000 charge is solely related to employee severance costs associated with the downsizing of various functions. These initiatives will be fully implemented during 2000.

In 1999, Citicorp recorded restructuring charges of $131 million, including $82 million (the 1999 charge) of exit costs associated with new initiatives in the Global Consumer business primarily related to the reconfiguration of certain branch operations outside the U.S., the downsizing of certain marketing operations, and the exit of a non-strategic business, as well as additional severance charges of $49 million as a result of the continuing implementation of 1998 restructuring initiatives. The 1999 charge included $62 million related to employee severance, $14 million related to exiting leasehold and other contractual obligations, and $6 million related to the write-down to estimated salvage value of assets that were available for immediate disposal. The $62 million portion of the charge related to employee severance reflects the costs of eliminating approximately 750 positions. The 1999 restructuring charge was fully utilized as of June 30, 2000.

In December 1998, Citicorp recorded a restructuring charge of $1.008 billion, reflecting exit costs associated with business improvement and integration initiatives. These initiatives were substantially completed at June 30, 2000. The charge included $666 million related to employee severance for the elimination of approximately 10,700 positions, after considering attrition and redeployment within the Company. The overall workforce reduction, net of anticipated rehires to fill relocated positions, was expected to be approximately 9,200 positions worldwide. The charge also included $312 million related to exiting leasehold and other contractual obligations, and $30 million related to the write-down to estimated salvage value of assets that were available for immediate disposal.

The implementation of these restructuring initiatives also caused certain related premises and equipment assets to become redundant. The remaining depreciable lives of these assets were shortened, and accelerated depreciation charges (in addition to normal scheduled depreciation on these assets) is being recognized over these shortened lives. Accelerated depreciation of $29 million and $49 million was recorded in the 2000 second quarter and six months, respectively. Accelerated depreciation of $47 million and $126 million was recorded during the 1999 second quarter and six months, respectively.

In 1997, Citicorp recorded a restructuring charge of $880 million related to cost-management programs and customer service initiatives to improve operational efficiency and productivity. The 1997 restructuring reserve was fully utilized as of December 31, 1999.

The status of the restructuring initiatives is summarized in the following table.

Restructuring Initiatives Activity

                                                                            Restructuring Initiatives
                                             ---------------------------------------------------------------------------------------
In millions of dollars                             2000              1999              1998             1997             Total
------------------------------------------------------------------------------------------------------------------------------------

Restructuring Charges                                $17               $82            $1,008             $880            $1,987
Additional Severance Charges                           -                 -                54                -                54
Utilization (1)                                       (7)              (82)             (894)            (803)           (1,786)
Changes in Estimates                                   -                 -              (165)             (77)             (242)
                                             ---------------------------------------------------------------------------------------
Balance at June 30, 2000                             $10               $ -            $    3             $  -            $   13
---------------------------------------------=======================================================================================

(1)   Utilization amounts include translation effects on the restructuring reserve.
--------------------------------------------------------------------------------

The 1999 restructuring reserve utilization included $6 million related to the write-down to estimated salvage value of assets available for immediate disposal, as well as $76 million of severance and other exit costs (of which $21 million related to employee severance and $12 million related to leasehold and other exit costs have been paid in cash and $43 million is legally obligated), together with translation effects. Utilization, including translation effects, was $44 million and $51 million in the 2000 second quarter and six months, respectively. Through June 30, 2000, approximately 750 gross staff positions have been eliminated under these programs, including 590 in the 2000 second quarter.

The 1998 restructuring reserve utilization includes $30 million of non-cash charges for equipment and premises write-downs as well as $824 million of severance and other exit costs, occurring primarily in 1999 (of which $465 million related to employee severance and $172 million related to leasehold and other exit costs have been paid in cash and $187 million is legally obligated), together with translation effects. Utilization, including translation effects, was $81 million and $156 million in the 2000 second quarter and six months, respectively. Through June 30, 2000, approximately 6,900 gross staff positions have been eliminated under these programs, including 800 in the 2000 second quarter.

Changes in estimates are attributable to facts and circumstances arising subsequent to an original restructuring charge. During the 2000 second quarter and the second half of 1999, changes in estimates resulted in reductions of $44 million and $121 million, respectively, in the reserve for 1998 restructuring initiatives, attributable to lower than anticipated costs of implementing certain projects and a reduction in the scope of certain initiatives. Changes in estimates related to the 1997 restructuring initiatives resulted in a reduction of $77 million attributable to lower severance costs due to higher than anticipated levels of attrition and redeployment within the Company, and other unforeseen changes including those resulting from the merger with Travelers Group Inc.

Additional information about restructuring-related items, including the business segments affected, may be found in the 1999 Annual Report on Form 10-K.

7. Derivative and Foreign Exchange Contracts

The table below presents the aggregate notional principal amounts of Citicorp's outstanding derivative and foreign exchange contracts at June 30, 2000 and December 31, 1999, along with the related balance sheet credit exposure. Additional information concerning Citicorp's derivative and foreign exchange products and activities, including a description of accounting policies, and credit and market risk management process is provided in the 1999 Annual Report on Form 10-K.

                                                                                                              Balance Sheet
                                                                        Notional Principal Amounts       Credit Exposure (1)(2)
                                                                      --------------------------------------------------------------
                                                                         June 30,        Dec. 31,        June 30,       Dec. 31,
In billions of dollars                                                     2000            1999            2000           1999
------------------------------------------------------------------------------------------------------------------------------------
Interest Rate Products                                                  $2,591.1        $1,827.7           $ 1.6          $ 4.0
Foreign Exchange Products                                                2,027.7         1,733.0            10.8           11.8
Equity Products                                                            101.1            86.8             3.2            4.5
Commodity Products                                                          20.8            21.3             0.8            0.2
Credit Derivative Products                                                  48.3            41.9             0.3            0.3
                                                                                                      ------------------------------
                                                                                                           $16.7          $20.8
------------------------------------------------------------------------------------------------------==============================

(1) There is no balance sheet credit exposure for futures contracts because they settle daily in cash, and none for written options because they represent obligations (rather than assets) of Citicorp.
(2) The balance sheet credit exposure reflects $29.3 billion and $26.8 billion of master netting agreements in effect at June 30, 2000 and December 31, 1999, respectively. Master netting agreements mitigate credit risk by permitting the offset of amounts due from and to individual counterparties in the event of counterparty default. In addition, Citibank has securitized and sold net receivables, and the associated credit risk related to certain derivative and foreign exchange contracts via Markets Assets Trust, which amounted to $2.5 billion at June 30, 2000 and $2.2 billion at December 31, 1999.
--------------------------------------------------------------------------------

The tables below provide data on the notional principal amounts and maturities of end-user (non-trading) derivatives, along with additional data on end-user interest rate swaps and net purchased option positions at the end of the second quarter 2000.

End-User Derivative Interest Rate and Foreign Exchange Contracts

                                                   Notional Principal
                                                          Amounts (1)                    Percentage of June 30, 2000 Amount Maturing
                                                 -----------------------------------------------------------------------------------
                                                  June 30,   Dec. 31,     Within      1 to       2 to      3 to       4 to     After
In billions of dollars                                2000       1999     1 Year   2 Years    3 Years   4 Years    5 Years   5 Years
------------------------------------------------------------------------------------------------------------------------------------
Interest Rate Products
   Futures Contracts                                  $14.6      $6.8      100%        -%        -%         -%        -%         -%
   Forward Contracts                                    2.8       3.8      100         -         -          -         -          -
   Swap Agreements                                     96.7      89.7       32        18        12         10         7         21
   Option Contracts                                     7.9       7.0       16        27         -          3        43         11
Foreign Exchange Products
   Futures and Forward Contracts                       84.3      48.2       98         1         1          -         -          -
   Cross-Currency Swaps                                 3.9       4.6       16        24        41          5         1         13
Credit Derivative Products                             29.1      29.2        3         3         7          6        31         50
-------------------------------------------------===================================================================================

(1)   Includes third-party and intercompany contracts.
--------------------------------------------------------------------------------

End-User Interest Rate Swaps and Net Purchased Options as of June 30, 2000

                                                                                    Remaining Contracts Outstanding --
                                                                                        Notional Principal Amounts
                                                                      --------------------------------------------------------------
In billions of dollars                                                    2000       2001      2002       2003      2004       2005
------------------------------------------------------------------------------------------------------------------------------------
Receive Fixed Swaps                                                      $57.4      $45.9     $38.7      $29.7     $21.5      $15.5
Weighted-Average Fixed Rate                                                6.3%       6.4%      6.4%       6.5%      6.7%       6.7%
Pay Fixed Swaps                                                           27.8       18.4       9.3        7.1       5.7        4.9
Weighted-Average Fixed Rate                                                6.3%       6.2%      6.3%       6.3%      6.2%       6.3%
Basis Swaps                                                               11.5        1.2       0.2        0.2       0.2        0.1
Purchased Floors                                                           5.6        4.4       2.8        2.8       2.8        0.1
Weighted-Average Floor Rate Purchased                                      6.2%       6.2%      7.3%       7.3%      7.3%       5.8%
Written Caps Related to Other Purchased Caps (1)                           2.3        2.2       1.7        1.7       1.5        0.8
Weighted-Average Cap Rate Written                                          9.8%       9.8%     10.6%      10.6%     10.7%      10.5%
------------------------------------------------------------------------------------------------------------------------------------
Three-Month Forward LIBOR Rates (2)                                        6.8%       7.1%      7.1%       7.1%      7.1%       7.3%
----------------------------------------------------------------------==============================================================

(1) Includes written options related to purchased options embedded in other financial instruments.
(2) Represents the implied forward yield curve for three-month LIBOR as of June 30, 2000, provided for reference.
--------------------------------------------------------------------------------

8. Contingencies

In the ordinary course of business, the Company is a defendant or co-defendants in various litigation matters. Although there can be no assurances, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.

9. Guaranteed Subsidiary Debt

Citicorp guarantees all outstanding long-term debt of CitiFinancial Credit Company (CCC), an indirect wholly owned subsidiary. In addition, Citicorp guarantees the obligations of CCC under its committed and available five-year revolving credit facilities under which no borrowings are currently outstanding. Under these facilities, which expire in 2002, CCC can borrow up to $3.4 billion. Citicorp is required to maintain a certain level of adjusted consolidated net worth (as defined in the agreements). At June 30, 2000, this requirement was exceeded by approximately $14.4 billion. CCC's results are reflected in the North America Cards, CitiFinancial and Corporate/Other segments and are fully consolidated in Citicorp's financial statements. Citicorp has not presented separate financial statements and other disclosures concerning CCC because management has determined that such information is not material to holders of CCC's debt securities. The following is summarized legal vehicle financial information for CCC.

Summarized Balance Sheet

                                                                                                      June 30,        December 31,
In millions of dollars                                                                                  2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Consumer loans, net of unearned income                                                                $18,881           $17,601
Allowance for credit losses                                                                              (444)             (433)
                                                                                                  ----------------------------------
     Total loans, net                                                                                  18,437            17,168
Other assets                                                                                            4,007             3,379
                                                                                                  ----------------------------------
Total assets                                                                                          $22,444           $20,547
--------------------------------------------------------------------------------------------------==================================
Due to Citicorp and affiliates                                                                        $14,112           $11,763
Purchased funds and other borrowings                                                                       60                67
Other liabilities                                                                                       1,828             1,931
Long-term debt                                                                                          5,150             5,700
Stockholder's equity                                                                                    1,294             1,086
                                                                                                  ----------------------------------
Total liabilities and stockholder's equity                                                            $22,444           $20,547
--------------------------------------------------------------------------------------------------==================================

Summarized Income Statement

                                                                  Three Months Ended June 30,         Six Months Ended June 30,
                                                               ---------------------------------------------------------------------
In millions of dollars                                               2000              1999             2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                               $480              $435             $944              $834
Operating expense                                                      217               188              436               366
Provision for credit losses                                            109               109              198               205
Net income                                                            $ 98              $ 87             $196              $166
---------------------------------------------------------------=====================================================================

--------------------------------------------------------------------------------
FINANCIAL DATA SUPPLEMENT
--------------------------------------------------------------------------------

AVERAGE BALANCES AND INTEREST RATES, Taxable Equivalent Basis - Quarterly (1)(2)

                                                       Citicorp and Subsidiaries

                                                       Average Volume            Interest Revenue/Expense        % Average Rate
                                             ---------------------------------------------------------------------------------------
                                                                                                                      1st     2nd
                                              2nd Qtr.    1st Qtr.   2nd Qtr.   2nd Qtr. 1st Qtr.  2nd Qtr. 2nd Qtr.  Qtr.    Qtr.
In millions of dollars                          2000        2000       1999       2000     2000      1999     2000    2000    1999
------------------------------------------------------------------------------------------------------------------------------------
Loans (net of unearned income) (3)
Consumer loans
     In U.S. offices                         $ 95,634    $ 87,838   $ 76,117     $2,528   $2,300    $1,992   10.63    10.53   10.50
     In offices outside the U.S. (4)           60,191      60,044     56,084      1,586    1,591     1,623   10.60    10.66   11.61
                                             ---------------------------------------------------------------
              Total consumer loans            155,825     147,882    132,201      4,114    3,891     3,615   10.62    10.58   10.97
                                             ---------------------------------------------------------------
Commercial loans
     In U.S. offices
         Commercial and industrial             19,658      15,806     14,840        374      298       306    7.65     7.58    8.27
         Mortgage and real estate                 916         923      1,447         21       18        28    9.22     7.84    7.76
         Lease financing                        5,214       3,393      2,994        105       58        45    8.10     6.88    6.03
     In offices outside the U.S. (4)           76,732      73,108     71,433      1,893    1,706     1,551    9.92     9.39    8.71
                                             ---------------------------------------------------------------
              Total commercial loans          102,520      93,230     90,714      2,393    2,080     1,930    9.39     8.97    8.53
                                             ---------------------------------------------------------------
              Total loans                     258,345     241,112    222,915      6,507    5,971     5,545   10.13     9.96    9.98
                                             ---------------------------------------------------------------
Federal funds sold and resale agreements
In U.S. offices                                 2,706       2,200      3,195         41       28        31    6.09     5.12    3.89
In offices outside the U.S. (4)                 2,792       2,535      3,148         58       44        66    8.36     6.98    8.41
                                             ---------------------------------------------------------------
    Total                                       5,498       4,735      6,343         99       72        97    7.24     6.12    6.13
                                             ---------------------------------------------------------------
Securities, at fair value
In U.S. offices
     Taxable                                   17,362      16,396     13,689        176      173       154    4.08     4.24    4.51
     Exempt from U.S. income tax                3,749       3,619      3,384         57       60        47    6.12     6.67    5.57
In offices outside the U.S. (4)                29,545      30,673     28,139        563      609       668    7.66     7.99    9.52
                                             ---------------------------------------------------------------
    Total                                      50,656      50,688     45,212        796      842       869    6.32     6.68    7.71
                                             ---------------------------------------------------------------
Trading account assets (5)
In U.S. offices                                 4,262       3,039      2,615         56       51        33    5.28     6.75    5.06
In offices outside the U.S. (4)                10,056       9,181      9,097        200      163       179    8.00     7.14    7.89
                                             ---------------------------------------------------------------
    Total                                      14,318      12,220     11,712        256      214       212    7.19     7.04    7.26
                                             ---------------------------------------------------------------
Loans held for sale, in U.S. offices            5,815       4,257      6,199        172      119       147   11.90    11.24    9.51
Deposits at interest with banks (4)            12,327      11,547     11,997        276      256       262    9.01     8.92    8.76
                                             ---------------------------------------------------------------
Total interest-earning assets                 346,959     324,559    304,378     $8,106   $7,474    $7,132    9.40     9.26    9.40
                                                                                ----------------------------------------------------
Non-interest-earning assets (5)                60,053      57,789     53,543
                                             -----------------------------------
Total assets                                 $407,012    $382,348   $357,921
------------------------------------------------------------------------------------------------------------------------------------
Deposits
In U.S. offices
     Savings deposits (6)                    $ 36,530    $ 34,974   $ 33,339     $  286   $  269    $  227    3.15     3.09    2.73
     Other time deposits                       15,844      13,295     11,370        226      150        95    5.74     4.54    3.35
In offices outside the U.S. (4)               188,323     181,554    166,572      2,686    2,384     2,245    5.74     5.28    5.41
                                             ---------------------------------------------------------------
    Total                                     240,697     229,823    211,281      3,198    2,803     2,567    5.34     4.91    4.87
                                             ---------------------------------------------------------------
Trading account liabilities (5)
In U.S. offices                                 1,389       1,999      1,333          7       12        11    2.03     2.41    3.31
In offices outside the U.S. (4)                 1,512       1,408        766          7        7         8    1.86     2.00    4.19
                                             ---------------------------------------------------------------
    Total                                       2,901       3,407      2,099         14       19        19    1.94     2.24    3.63
                                             ---------------------------------------------------------------
Purchased funds and other borrowings
In U.S. offices                                22,834      14,561     11,564        359      206       131    6.32     5.69    4.54
In offices outside the U.S. (4)                 8,414       8,231      9,593        267      258       332   12.76    12.61   13.88
                                             ---------------------------------------------------------------
    Total                                      31,248      22,792     21,157        626      464       463    8.06     8.19    8.78
                                             ---------------------------------------------------------------
Long-term debt
In U.S. offices                                21,496      21,495     22,194        357      359       319    6.68     6.72    5.77
In offices outside the U.S. (4)                 4,561       4,790      4,438         99      116       113    8.73     9.74   10.21
                                             ---------------------------------------------------------------
    Total                                      26,057      26,285     26,632        456      475       432    7.04     7.27    6.51
                                             ---------------------------------------------------------------
Total interest-bearing liabilities            300,903     282,307    261,169     $4,294   $3,761    $3,481    5.74     5.36    5.35
                                                                                ----------------------------------------------------
Demand deposits in U.S. offices                10,559       9,839     11,516
Other non-interest-bearing liabilities (5)     67,433      63,060     59,797
Total stockholder's equity                     28,117      27,142     25,439
                                             -----------------------------------
Total liabilities and stockholder's equity   $407,012    $382,348   $357,921
------------------------------------------------------------------------------------------------------------------------------------

NET INTEREST REVENUE AS A PERCENTAGE OF AVERAGE INTEREST-EARNING ASSETS
In U.S. offices (7)                          $155,238    $137,282   $124,225     $1,901   $1,787    $1,726    4.93     5.24    5.57
In offices outside the U.S. (7)               191,721     187,277    180,153      1,911    1,926     1,925    4.01     4.14    4.29
                                             ---------------------------------------------------------------
Total                                        $346,959    $324,559   $304,378     $3,812   $3,713    $3,651    4.42     4.60    4.81
---------------------------------------------=======================================================================================

(1) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.
(2) Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 7 of Notes to Consolidated Financial Statements.
(3)   Includes cash-basis loans.
(4) Average rates reflect prevailing local interest rates including inflationary effects and monetary correction in certain countries.
(5) The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest-earning assets and other non-interest-bearing liabilities.
(6) Savings deposits consist of Insured Money Market Rate accounts, NOW accounts, and other savings deposits.
(7) Includes allocations for capital and funding costs based on the location of the asset.
--------------------------------------------------------------------------------

AVERAGE BALANCES AND INTEREST RATES, Taxable Equivalent Basis - Six Months(1)(2)

                                                       Citicorp and Subsidiaries

                                                       Average Volume         Interest Revenue/Expense         % Average Rate
                                                 -----------------------------------------------------------------------------------
                                                  Six Months    Six Months    Six Months    Six Months    Six Months    Six Months
In millions of dollars                               2000          1999          2000          1999          2000          1999
------------------------------------------------------------------------------------------------------------------------------------
Loans (net of unearned income) (3)
Consumer loans
     In U.S. offices                             $ 91,736      $ 75,852       $ 4,828       $ 3,925           10.58         10.43
     In offices outside the U.S. (4)               60,118        55,511         3,177         3,147           10.63         11.43
                                                 --------------------------------------------------------
              Total consumer loans                151,854       131,363         8,005         7,072           10.60         10.86
                                                 --------------------------------------------------------
Commercial loans
     In U.S. offices
         Commercial and industrial                 17,731        15,133           672           603            7.62          8.04
         Mortgage and real estate                     920         1,667            39            69            8.52          8.35
         Lease financing                            4,304         2,942           163            91            7.62          6.24
     In offices outside the U.S. (4)               74,920        71,104         3,599         3,531            9.66         10.01
                                                 --------------------------------------------------------
              Total commercial loans               97,875        90,846         4,473         4,294            9.19          9.53
                                                 --------------------------------------------------------
              Total loans                         249,729       222,209        12,478        11,366           10.05         10.31
                                                 --------------------------------------------------------
Federal funds sold and resale agreements
In U.S. offices                                     2,453         4,205            69            82            5.66          3.93
In offices outside the U.S. (4)                     2,664         3,225           102           156            7.70          9.75
                                                 --------------------------------------------------------
    Total                                           5,117         7,430           171           238            6.72          6.46
                                                 --------------------------------------------------------
Securities, at fair value
In U.S. offices
     Taxable                                       16,879        13,450           349           292            4.16          4.38
     Exempt from U.S. income tax                    3,684         3,370           117            97            6.39          5.80
In offices outside the U.S. (4)                    30,109        27,743         1,172         1,638            7.83         11.91
                                                 --------------------------------------------------------
    Total                                          50,672        44,563         1,638         2,027            6.50          9.17
                                                 --------------------------------------------------------
Trading account assets (5)
In U.S. offices                                     3,650         2,263           107            63            5.90          5.61
In offices outside the U.S. (4)                     9,618         8,399           363           311            7.59          7.47
                                                 --------------------------------------------------------
    Total                                          13,268        10,662           470           374            7.12          7.07
                                                 --------------------------------------------------------
Loans held for sale, in U.S. offices                5,036         5,706           291           286           11.62         10.11
Deposits at interest with banks (4)                11,937        11,990           532           494            8.96          8.31
                                                 --------------------------------------------------------
Total interest-earning assets                     335,759       302,560       $15,580       $14,785            9.33          9.85
                                                                             -------------------------------------------------------
Non-interest-earning assets (5)                    58,921        55,319
                                                 ----------------------------
Total assets                                     $394,680      $357,879
------------------------------------------------------------------------------------------------------------------------------------
Deposits
In U.S. offices
     Savings deposits (6)                        $ 35,752      $ 33,174        $  555        $  449            3.12          2.73
     Other time deposits                           14,570        11,281           376           189            5.19          3.38
In offices outside the U.S. (4)                   184,938       163,561         5,070         4,794            5.51          5.91
                                                 --------------------------------------------------------
    Total                                         235,260       208,016         6,001         5,432            5.13          5.27
                                                 --------------------------------------------------------
Trading account liabilities (5)
In U.S. offices                                     1,694         1,557            19            25            2.26          3.24
In offices outside the U.S. (4)                     1,460           746            14            13            1.93          3.51
                                                 --------------------------------------------------------
    Total                                           3,154         2,303            33            38            2.10          3.33
                                                 --------------------------------------------------------
Purchased funds and other borrowings
In U.S. offices                                    18,697        12,967           565           292            6.08          4.54
In offices outside the U.S. (4)                     8,323         9,813           525           853           12.68         17.53
                                                 --------------------------------------------------------
    Total                                          27,020        22,780         1,090         1,145            8.11         10.14
                                                 --------------------------------------------------------
Long-term debt
In U.S. offices                                    21,495        22,686           716           649            6.70          5.77
In offices outside the U.S. (4)                     4,676         3,969           215           283            9.25         14.38
                                                 --------------------------------------------------------
    Total                                          26,171        26,655           931           932            7.15          7.05
                                                 --------------------------------------------------------
Total interest-bearing liabilities                291,605       259,754        $8,055        $7,547            5.55          5.86
                                                                             -------------------------------------------------------
Demand deposits in U.S. offices                    10,199        11,113
Other non-interest-bearing liabilities (5)         65,246        61,736
Total stockholder's equity                         27,630        25,276
                                                 ----------------------------
Total liabilities and stockholder's equity       $394,680      $357,879
------------------------------------------------------------------------------------------------------------------------------------

NET INTEREST REVENUE AS A PERCENTAGE OF AVERAGE INTEREST-EARNING ASSETS
In U.S. offices (7)                              $146,260      $124,355        $3,688        $3,388            5.07          5.49
In offices outside the U.S. (7)                   189,499       178,205         3,837         3,850            4.07          4.36
                                                 --------------------------------------------------------
Total                                            $335,759      $302,560        $7,525        $7,238            4.51          4.82
-------------------------------------------------===================================================================================

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
--------------------------------------------------------------------------------

CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS

                                                                                     June 30,         Dec. 31,          June 30,
In millions of dollars                                                                 2000             1999              1999
------------------------------------------------------------------------------------------------------------------------------------
Commercial cash-basis loans
Collateral dependent (at lower of cost or collateral value) (1)                       $  172           $  200            $  148
Other                                                                                  1,428            1,162             1,341
                                                                                 ---------------------------------------------------
Total                                                                                 $1,600           $1,362            $1,489
---------------------------------------------------------------------------------===================================================
Commercial cash-basis loans
In U.S. offices                                                                       $  367           $  215            $  199
In offices outside the U.S.                                                            1,233            1,147             1,290
                                                                                 ---------------------------------------------------
Total                                                                                 $1,600           $1,362            $1,489
---------------------------------------------------------------------------------===================================================
Commercial renegotiated loans (in offices outside the U.S.)                              $27              $43               $50
---------------------------------------------------------------------------------===================================================
Consumer loans on which accrual of interest had been suspended
In U.S. offices                                                                       $  716           $  724            $  732
In offices outside the U.S.                                                            1,475            1,506             1,527
                                                                                 ---------------------------------------------------
Total                                                                                 $2,191           $2,230            $2,259
---------------------------------------------------------------------------------===================================================
Accruing loans 90 or more days delinquent (2)
In U.S. offices                                                                       $  771           $  732            $  598
In offices outside the U.S.                                                              397              452               472
                                                                                 ---------------------------------------------------
Total                                                                                 $1,168           $1,184            $1,070
---------------------------------------------------------------------------------===================================================

(1) A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.
(2) Substantially all consumer loans, of which $423 million, $379 million and $284 million are government-guaranteed student loans at June 30, 2000, December 31, 1999 and June 30, 1999, respectively.
--------------------------------------------------------------------------------

OTHER REAL ESTATE OWNED AND ASSETS PENDING DISPOSITION

                                                                                     June 30,         Dec. 31,          June 30,
In millions of dollars                                                                 2000             1999              1999
------------------------------------------------------------------------------------------------------------------------------------
Other real estate owned
Consumer (1)                                                                            $180             $204              $213
Commercial (1)                                                                           178              200               206
Corporate/Other                                                                            -                6                 -
                                                                                 ---------------------------------------------------
Total                                                                                   $358             $410              $419
---------------------------------------------------------------------------------===================================================
Assets pending disposition (2)                                                           $93              $86               $89
---------------------------------------------------------------------------------===================================================

(1) Represents repossessed real estate, carried at lower of cost or collateral value.
(2) Represents consumer residential mortgage loans that have a high probability of foreclosure, carried at lower of cost or collateral value.
--------------------------------------------------------------------------------

DETAILS OF CREDIT LOSS EXPERIENCE

                                                 2nd Qtr.          1st Qtr.          4th Qtr.         3rd Qtr.          2nd Qtr.
In millions of dollars                             2000              2000              1999             1999              1999
------------------------------------------------------------------------------------------------------------------------------------
Allowance for credit losses
  at beginning of period                          $6,657            $6,679            $6,706           $6,743            $6,662
                                             ---------------------------------------------------------------------------------------

Provision for credit losses
Consumer                                             580               627               594              594               679
Commercial                                           131               124                92               38               111
                                             ---------------------------------------------------------------------------------------
                                                     711               751               686              632               790
                                             ---------------------------------------------------------------------------------------
Gross credit losses
Consumer
In U.S. offices                                      481               463               427              419               439
In offices outside the U.S.                          285               312               310              324               332
Commercial
In U.S. offices                                       56                49                28                9                 3
In offices outside the U.S.                           99                94               130               95               132
                                             ---------------------------------------------------------------------------------------
                                                     921               918               895              847               906
                                             ---------------------------------------------------------------------------------------
Credit recoveries
Consumer
In U.S. offices                                       89                74                54               66                70
In offices outside the U.S.                           82                73                82               79                70
Commercial
In U.S. offices                                        3                 8                11                1                 3
In offices outside the U.S.                           21                11                46               15                21
                                             ---------------------------------------------------------------------------------------
                                                     195               166               193              161               164
                                             ---------------------------------------------------------------------------------------
Net credit losses
In U.S. offices                                      445               430               390              361               369
In offices outside the U.S.                          281               322               312              325               373
                                             ---------------------------------------------------------------------------------------
                                                     726               752               702              686               742
                                             ---------------------------------------------------------------------------------------
Other-net (1)                                         94               (21)              (11)              17                33
                                             ---------------------------------------------------------------------------------------
Allowance for credit losses
  at end of period                                $6,736            $6,657            $6,679           $6,706            $6,743
---------------------------------------------=======================================================================================
Net consumer credit losses                          $595              $628              $601             $598              $631
As a percentage of average consumer loans           1.54%             1.71%             1.68%            1.74%             1.91%
------------------------------------------------------------------------------------------------------------------------------------
Net commercial credit losses                        $131              $124              $101              $88              $111
As a percentage of average commercial loans         0.51%             0.53%             0.43%            0.38%             0.49%
---------------------------------------------=======================================================================================

(1) Primarily includes foreign currency translation effects and the addition of allowance for credit losses related to acquisitions.
--------------------------------------------------------------------------------

                           Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits

        See Exhibit Index.

(b)     Reports on Form 8-K

        On April 18, 2000, the Company filed a Current Report on Form 8-K, dated April 17, 2000, reporting under Item 5 thereof the summarized results of operations of Citicorp and its subsidiaries for the quarter ended March 31, 2000.

        No other reports on Form 8-K were filed during the second quarter of 2000; however, on July 21, 2000, the Company filed a Current Report on Form 8-K, dated July 19, 2000, reporting under Item 5 thereof the summarized results of operations of Citicorp and its subsidiaries for the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 2000.

                                            CITICORP
                                            (Registrant)


                                            By: /s/ Todd S. Thomson
                                            -----------------------
                                            Name: Todd S. Thomson
                                            Title: Chief Financial Officer
                                                   Principal Financial Officer


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