Form 10-Q
period 2000-09-30
CITICORP
filed 2000-11-13
CIK 20405

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

|X|           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                                    Citicorp

                                TABLE OF CONTENTS

                         Part I - Financial Information

Item 1. Financial Statements:                                           Page No.
                                                                        --------

        Consolidated Statements of Income (Unaudited) -
         Three and Nine Months Ended September 30, 2000 and 1999             26

        Consolidated Balance Sheets -
          September 30, 2000 (Unaudited) and December 31, 1999               27

        Consolidated Statements of Changes in Stockholder's Equity
          (Unaudited) - Nine Months Ended September 30, 2000 and 1999        28

        Consolidated Statements of Cash Flows (Unaudited) -
          Nine Months Ended September 30, 2000 and 1999                      29

        Consolidated Balance Sheets of Citibank, N.A. and Subsidiaries -
          September 30, 2000 (Unaudited) and December 31, 1999               30

        Notes to Consolidated Financial Statements (Unaudited)               31

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                1-25

                                                                          20-22

Item 3. Quantitative and Qualitative Disclosures about Market Risk           34

                           Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K                                     41

Signatures                                                                   42

Exhibit Index                                                                43

CITICORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS

BUSINESS FOCUS

The table below shows the core income (loss) for each of Citicorp's businesses:

                                                               Three Months Ended        Nine Months Ended
                                                                  September 30,            September 30,
                                                           --------------------------------------------------
In millions of dollars                                        2000        1999(1)       2000        1999(1)
-------------------------------------------------------------------------------------------------------------
Global Consumer
Citibanking North America                                    $   143      $   107      $   420      $   283
Mortgage Banking                                                  70           59          196          170
North America Cards                                              369          301          973          858
CitiFinancial                                                    124          135          353          284
                                                           --------------------------------------------------
     Total North America                                         706          602        1,942        1,595
                                                           --------------------------------------------------
Europe, Middle East & Africa                                     103           98          296          239
Asia Pacific                                                     178          117          532          326
Latin America                                                     32           52          139          140
                                                           --------------------------------------------------
     Total International                                         313          267          967          705
                                                           --------------------------------------------------
e-Consumer                                                       (43)         (29)        (157)         (78)
Other                                                            (22)         (10)         (79)         (48)
                                                           --------------------------------------------------
Total Global Consumer                                            954          830        2,673        2,174
                                                           --------------------------------------------------

Global Corporate Bank
Global Relationship Banking                                      250          143          751          473
Emerging Markets Corporate Banking                               401          303        1,163          904
                                                           --------------------------------------------------
Total Global Corporate Bank                                      651          446        1,914        1,377
                                                           --------------------------------------------------

Global Investment Management and Private Banking
Citibank Asset Management and Global Retirement Services          (4)          (6)           8           (1)
Global Private Bank                                               80           70          239          196
                                                           --------------------------------------------------
Total Global Investment Management and Private Banking            76           64          247          195
                                                           --------------------------------------------------

Corporate/Other                                                 (122)         (65)        (397)        (130)
e-Citi                                                           (23)         (19)         (56)         (36)
                                                           --------------------------------------------------
Total Corporate/Other                                           (145)         (84)        (453)        (166)
                                                           --------------------------------------------------

Investment Activities                                            256          187        1,238          400
                                                           --------------------------------------------------
Core income                                                    1,792        1,443        5,619        3,980
                                                           --------------------------------------------------

Restructuring-related items, after-tax (2)                       (23)         (33)         (38)        (112)
                                                           --------------------------------------------------
Net income                                                   $ 1,769      $ 1,410      $ 5,581      $ 3,868
-----------------------------------------------------------==================================================

(1)   Reclassified to conform to the current period's presentation.
(2) The 2000 third quarter and nine months include accelerated depreciation of $8 million and $39 million, respectively, new charges of $15 million and $29 million, respectively, and, in the nine-month period, a $30 million credit for the reversal of prior charges. The 1999 third quarter and nine months include accelerated depreciation of $25 million and $104 million, respectively, new charges of $31 million, and a $23 million credit for the reversal of prior charges. See Note 7 of Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

INCOME ANALYSIS

The income analysis reconciles amounts shown in the Consolidated Statements of Income on page 26 to the basis presented in the business segment discussions.

                                                    Three Months Ended       Nine Months Ended
                                                       September 30,            September 30,
                                                ---------------------------------------------------
In millions of dollars                              2000         1999         2000          1999
---------------------------------------------------------------------------------------------------
Total revenues, net of interest expense           $ 8,007      $ 7,123      $ 24,558      $ 20,967
Effect of credit card securitization activity         427          552         1,415         1,710
                                                ---------------------------------------------------
Adjusted revenues, net of interest expense          8,434        7,675        25,973        22,677
                                                ---------------------------------------------------
Total operating expenses                            4,556        4,236        13,625        12,623
Restructuring-related items                           (36)         (53)          (60)         (179)
                                                ---------------------------------------------------
Adjusted operating expenses                         4,520        4,183        13,565        12,444
                                                ---------------------------------------------------
Operating margin                                    3,914        3,492        12,408        10,233
                                                ---------------------------------------------------
Provision for credit losses                           633          632         2,095         2,151
Effect of credit card securitization activity         427          552         1,415         1,710
                                                ---------------------------------------------------
Adjusted provision for credit losses                1,060        1,184         3,510         3,861
                                                ---------------------------------------------------
Core income before income taxes                     2,854        2,308         8,898         6,372
Taxes on core income                                1,062          865         3,279         2,392
                                                ---------------------------------------------------
Core income                                         1,792        1,443         5,619         3,980
Restructuring-related items, after-tax                (23)         (33)          (38)         (112)
                                                ---------------------------------------------------
Net income                                        $ 1,769      $ 1,410      $  5,581      $  3,868
------------------------------------------------===================================================

Results of Operations

Core Income

Citicorp reported core income of $1.792 billion for the 2000 third quarter, up $349 million or 24% from $1.443 billion for the 1999 third quarter. Core income return on common equity for the quarter was 23.1% compared to 22.1% a year ago. Net income for the 2000 third quarter was $1.769 billion, up $359 million or 25% from $1.410 billion for the year-ago quarter.

Core income for the 2000 nine months of $5.619 billion was up $1.639 billion or 41% from $3.980 billion for the 1999 nine months. Core income return on common equity for the nine months was 26.2% compared to 20.9% a year ago. Net income for the 2000 nine months was $5.581 billion, up $1.713 billion or 44% from $3.868 billion a year ago.

Core income growth in the 2000 third quarter and nine months compared to the 1999 periods was led by Global Corporate Bank, which improved $205 million or 46% for the 2000 third quarter and $537 million or 39% for the 2000 nine months compared to 1999, reflecting strong revenue growth. Global Relationship Banking
(GRB) grew $107 million or 75% for the 2000 third quarter and $278 million or 59% for the 2000 nine months compared to 1999, and Emerging Markets Corporate Banking (EM Corporate) was up $98 million or 32% and $259 million or 29% for the 2000 quarter and nine months, respectively as compared to the 1999 periods.

Global Consumer core income, which was up $124 million or 15% and $499 million or 23% for the 2000 quarter and nine months compared to 1999, reflected growth in virtually all businesses. In the 2000 third quarter, North America core income increased $104 million or 17% from 1999, reflecting strong performance in North America Cards, up $68 million or 23%, Citibanking North America, up $36 million or 34%, and Mortgage Banking, up $11 million and 19%. International businesses' core income for the 2000 third quarter grew $46 million or 17% from the 1999 third quarter, marked by an especially strong performance in Asia Pacific, which was up $61 million or 52%. Global Consumer growth in the 2000 nine months as compared to the 1999 periods was led by North America, up $347 million or 22% from 1999, with Citibanking North America up $137 million or 48%, North America Cards up $115 million or 13%, CitiFinancial up $69 million or 24%, and Mortgage Banking up $26 million or 15%. Also, International businesses were up $262 million or 37% with Asia Pacific up $206 million or 63%, and Europe, Middle East and Africa up $57 million or 24% for the 2000 nine-month period as compared to the 1999 periods.

Global Investment Management and Private Banking core income grew $12 million or 19% and $52 million or 27% for the 2000 third quarter and nine months compared to 1999, primarily reflecting acquisitions in the Global Retirement Services business, customer revenue momentum in the Global Private Bank, and was partially offset by increased business development expenses. Investment Activities core income was up $69 million in the 2000 third quarter as compared to 1999, primarily reflecting gains on the exchange of certain Latin American bonds during the quarter, partially offset by lower venture capital results, and was up $838 million in the 2000 nine months compared to 1999, primarily reflecting strong venture capital results and higher levels of securities transactions. The decreases in Corporate/Other compared to 1999 included higher treasury costs, and, in the 2000 nine-month period, a contribution made to the Citigroup Foundation.

Adjusted Revenues, Net of Interest Expense

Adjusted revenues, net of interest expense, of $8.4 billion and $26.0 billion for the 2000 third quarter and nine months, were up $759 million or 10% and $3.3 billion or 15% from the 1999 periods. Global Corporate Bank revenues of $2.5 billion for the 2000 quarter and $7.5 billion for the 2000 nine months were up $408 million or 20% and $1.0 billion or 15% from 1999. GRB improved $199 million or 19% for the 2000 quarter and $523 million or 16% for the 2000 nine months compared to the 1999 periods, primarily due to strong growth in transaction services, equity derivatives and structured products and the results of the acquisition of Copelco, an international leasing company. EM Corporate was up $209 million or 20% for the 2000 third quarter and $480 million or 15% for the 2000 nine months compared to 1999 led by Central and Eastern Europe, Middle East and Africa (CEEMEA) which was up 30% from 1999, primarily due to the acquisition of Bank Handlowy, a commercial bank in Poland, along with growth in trading-related revenue and transaction services. Compared to the 1999 periods, Global Consumer revenues were up $234 million or 5% for the 2000 third quarter to $5.1 billion, and were up $932 million or 7% for the 2000 nine months to $15.2 billion. North America revenues grew $210 million or 7% and $601 million or 7% for the 2000 quarter and nine months compared to 1999, led by North America Cards, up $90 million and 5% for the 2000 third quarter and $115 million and 2% for the nine months, primarily due to strong sales-driven interchange revenues and increased fees from card member services, partially offset by lower spreads, by CitiFinancial, which increased $70 million or 17% for the 2000 third quarter and $249 million or 21% for the nine months compared to 1999, primarily from strong growth in receivables, partially offset by lower spreads, and by Citibanking North America, up $46 million or 9% for the 2000 quarter and $175 million or 11% for the nine months compared to 1999, reflecting higher customer deposit spreads and volumes, and increased investment product fees, partially offset by lower loan revenues.

International revenues in the 2000 third quarter and nine months were up $18 million or 1% and $397 million or 8% compared to the 1999 periods, reflecting strong growth in all products and markets in Asia Pacific, partially offset by the effect of foreign currency translation, primarily in Europe, and reduced interest revenue related to Confia, a Mexican bank acquired in August 1998. Global Investment Management and Private Banking revenues of $487 million for the 2000 quarter and $1.5 billion for the nine months were up $101 million or 26% and $326 million or 28% from the 1999 periods, primarily from acquisitions and growth in client business volumes under management. Revenues in Investment Activities increased $136 million and $1.4 billion from the 1999 third quarter and nine months, primarily reflecting gains on the exchange of certain Latin American bonds in the 2000 quarter, partially offset by lower venture capital results in the 2000 quarter, and in the 2000 nine months, reflecting strong venture capital results and higher levels of realized gains on sales of investments, partially offset by writedowns in the refinancing portfolio.

Income Statement Revenue Line Items

Net interest revenue, as shown in the Consolidated Statements of Income, rose $198 million or 5% from the 1999 third quarter to $3.8 billion in the 2000 third quarter and rose $490 million or 5% from the 1999 nine months to $11.3 billion in the 2000 nine months, reflecting business volume growth in most markets, partially offset by the effects of spread compression. Net interest revenue, adjusted for the effect of credit card securitization of $4.7 billion and $14.0 billion in the 2000 quarter and nine months, was essentially unchanged from both the 1999 quarter and nine months. Fees and commissions revenues of $2.3 billion for the 2000 quarter and $6.8 billion for the nine months were up $456 million or 24% and $1.4 billion or 26% from 1999, primarily as a result of volume-related growth in assets under fee-based management and the impact of recent acquisitions. Aggregate trading and foreign exchange revenues of $753 million and $2.3 billion for the 2000 quarter and nine months were up $143 million or 23% and $345 million or 18% from the year-ago periods, reflecting strong results in GRB. Securities transactions revenues were up $424 million to $452 million for the 2000 quarter and up $547 million to $749 million for the nine months compared to 1999 periods, primarily reflecting gains on the exchange of certain Latin American bonds in the 2000 quarter and, in the year-to-date period, realized gains in EM Corporate. Other revenue of $634 million in the quarter was down $337 million from the 1999 third quarter related to lower venture capital and credit card securitization activities, but was up $809 million to $3.4 billion in the nine months, primarily reflecting higher venture capital results.

Adjusted Operating Expenses

Adjusted operating expenses of $4.5 billion and $13.6 billion in the 2000 third quarter and nine months, which exclude restructuring-related items, were up $337 million or 8% in the quarter and $1.1 billion or 9% in the nine months compared to 1999. Global Consumer expenses increased 7% in the 2000 third quarter and 8% in the 2000 nine months, reflecting an increase in sales-related expenses, higher business volume and expansion initiatives, and charges related to the termination of certain contracts, initiatives at e-Consumer and a 1999 third quarter litigation reserve release in CitiFinancial, partially offset by the effect of foreign currency translation, primarily in Europe. Global Investment Management and Private Banking expenses increased 31% and 28% from the year-ago quarter and nine-month periods, primarily reflecting acquisitions in the Global Retirement Services business and higher costs associated with the continued investments in the business' infrastructure. Compared to the 1999 periods, Global Corporate Bank expenses were up 8% in the 2000 quarter and 4% in the 2000 nine months, primarily attributable to increased business volumes and costs associated with newly acquired businesses, partially offset by the absence of year 2000 expenses, and business integration initiatives in the GRB. Corporate/Other expenses decreased $25 million in the 2000 quarter and increased $144 million in the 2000 nine months, which primarily reflected a 2000 first quarter $108 million pretax expense (which had minimal impact on Citicorp's earnings after related tax benefits and investment gains) for the contribution of appreciated venture capital securities to the Citigroup Foundation.

Adjusted Provision for Credit Losses

Adjusted provisions for credit losses were $1.1 billion and $3.5 billion in the 2000 third quarter and nine months, down $124 million or 10% and $351 million or 9%, compared to the respective 1999 periods, principally reflecting lower losses in North America Cards and Latin America Consumer. Global Consumer managed net credit losses were $1.038 billion and the related loss ratio was 1.88% in the 2000 third quarter, down from $1.064 billion and 2.06% in the preceding quarter and $1.150 billion and 2.41% a year ago. The managed consumer loan delinquency ratio (90 days or more past due) decreased to 1.60% at September 30, 2000 from 1.67% at June 30, 2000 and 1.96% a year ago. The provision for credit losses as shown in the Consolidated Statements of Income, which excludes credit card securitization activity, was $633 million in the 2000 quarter, which was essentially flat compared to the 1999 quarter, and $2.1 billion in the 2000 nine months, down $56 million from the 1999 nine months.

Capital

Total capital (Tier 1 and Tier 2) was $44.6 billion or 12.31% of net risk-adjusted assets, and Tier 1 capital was $29.9 billion or 8.24% at September 30, 2000, compared to $41.5 billion or 11.95% and $27.9 billion or 8.02% at June 30, 2000.

Associates Merger

Pursuant to an Agreement and Plan of Merger dated as of October 6, 2000, Citigroup and Associates First Capital Corporation (Associates) have agreed to merge a wholly owned subsidiary of Citigroup with and into Associates, making Associates a subsidiary of Citigroup. The Boards of Directors of both Citigroup and Associates have approved the transaction. The transaction is expected to be completed prior to the end of 2000 and is subject to various regulatory approvals and the approval by the stockholders of Associates. The merger is expected to be a tax-free exchange and be accounted for on a "pooling of interests" basis. Citigroup has indicated that, upon completion of the merger, Citicorp intends to guarantee all of the outstanding indebtedness of Associates and its subsidiaries.

GLOBAL CONSUMER

                                              Three Months Ended                     Nine Months Ended
                                                 September 30,                          September 30,
                                          --------------------------     %      ---------------------------    %
In millions of dollars                        2000        1999 (1)     Change       2000         1999 (1)    Change
---------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense     $ 4,685       $ 4,326         8       $ 13,765       $ 12,538       10
Effect of credit card securitization
  activity                                      427           552       (23)         1,415          1,710      (17)
                                          --------------------------            ---------------------------
Adjusted revenues,
  net of interest expense                     5,112         4,878         5         15,180         14,248        7
Adjusted operating expenses (2)               2,564         2,398         7          7,710          7,150        8
                                          --------------------------            ---------------------------
Provision for credit losses                     594           592        --          1,776          1,878       (5)
Effect of credit card securitization
  activity                                      427           552       (23)         1,415          1,710      (17)
                                          --------------------------            ---------------------------
Adjusted provision for credit losses          1,021         1,144       (11)         3,191          3,588      (11)
                                          --------------------------            ---------------------------
Core income before taxes                      1,527         1,336        14          4,279          3,510       22
Income taxes                                    573           506        13          1,606          1,336       20
                                          --------------------------            ---------------------------
Core income                                     954           830        15          2,673          2,174       23
Restructuring-related items, after-tax          (19)          (17)      (12)           (13)           (73)      82
                                          --------------------------            ---------------------------
Net income                                  $   935       $   813        15       $  2,660       $  2,101       27
------------------------------------------===========================================================================
Average assets (in billions of dollars)     $   184       $   157        17       $    173       $    157       10
Return on assets                               2.02%         2.05%                    2.05%          1.79%
------------------------------------------===========================================================================
Excluding restructuring-related items
Return on assets                               2.06%         2.10%                    2.06%          1.85%
------------------------------------------===========================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
--------------------------------------------------------------------------------

Global Consumer -- which provides banking, lending, and investment products and services, including credit and charge cards, to customers around the world -- reported core income of $954 million and $2.673 billion in the 2000 third quarter and nine months, up $124 million or 15% and $499 million or 23% from the 1999 periods. North America core income increased $104 million or 17% in the 2000 quarter and $347 million or 22% in the 2000 nine months reflecting strong performance across most businesses. In the International businesses, core income grew $46 million or 17% in the 2000 quarter and $262 million or 37% in the 2000 nine months, marked by strong performance in Asia, Western Europe, and Japan. In Latin America, core income was down $20 million or 38% in the 2000 quarter and $1 million or 1% in the nine months, reflecting reduced interest revenue related to Confia, a Mexican bank acquired in August 1998. Net income was $935 million and $2.660 billion in the 2000 third quarter and nine months compared with $813 million and $2.101 billion in the 1999 periods.

North America

Citibanking North America

                                              Three Months Ended                    Nine Months Ended
                                                 September 30,                         September 30,
                                          --------------------------     %     ----------------------------     %
In millions of dollars                        2000        1999 (1)     Change      2000         1999 (1)     Change
---------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense     $576          $530            9      $1,727         $ 1,552        11
Adjusted operating expenses (2)              329           334           (1)        999           1,015        (2)
Provision for credit losses                    7            11          (36)         23              49       (53)
                                          --------------------------           ----------------------------
Core income before taxes                     240           185           30         705             488        44
Income taxes                                  97            78           24         285             205        39
                                          --------------------------           ----------------------------
Core income                                  143           107           34         420             283        48
Restructuring-related items, after-tax        --             3         (100)          8             (16)       NM
                                          --------------------------           ----------------------------
Net income                                  $143          $110           30      $  428         $   267        60
------------------------------------------===========================================================================
Average assets (in billions of dollars)     $  9          $  9           --      $    9         $     9        --
Return on assets                            6.32%         4.85%                    6.35%           3.97%
------------------------------------------===========================================================================
Excluding restructuring-related items
Return on assets                            6.32%         4.72%                    6.23%           4.20%
------------------------------------------===========================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Citibanking North America -- which delivers banking, lending, and investment services to customers through Citibank's branches and electronic delivery systems -- reported core income of $143 million and $420 million in the 2000 third quarter and nine months, up $36 million or 34% and $137 million or 48% from the 1999 periods, primarily driven by revenue growth. Net income was $143 million and $428 million in the 2000 third quarter and nine months compared with $110 million and $267 million in the 1999 periods.

As shown in the following table, Citibanking grew accounts and customer deposits from 1999, while loans declined from a year ago.

                              Three Months Ended              Nine Months Ended
                                 September 30,                  September 30,
                            ----------------------    %     ---------------------    %
In billions of dollars          2000      1999      Change     2000       1999     Change
--------------------------------------------------------------------------------------------
Accounts (in millions)           6.5        6.2       5         6.5        6.2       5
Average customer deposits      $44.8      $42.2       6       $44.2      $42.0       5
Average loans                  $ 7.0      $ 7.3      (4)      $ 7.0      $ 7.4      (5)
----------------------------================================================================

Revenues, net of interest expense, of $576 million and $1.727 billion in the 2000 third quarter and nine months increased $46 million or 9% and $175 million or 11% from the 1999 periods, reflecting higher customer deposit volumes and spreads and increased investment product fees, partially offset by lower loan revenues. Investment product fees and commissions increased 33% and 36% from the 1999 third quarter and nine months. Adjusted operating expenses decreased $5 million or 1% in the quarter and $16 million or 2% in the nine months reflecting lower marketing expenses and reduced fixed costs, partially offset by higher variable compensation due to increased investment product sales.

The provision for credit losses declined to $7 million and $23 million in the 2000 third quarter and nine months from $11 million and $49 million in the 1999 periods. The net credit loss ratio of 0.86% in the 2000 third quarter declined from 0.88% in the 2000 second quarter and 1.06% a year ago. Loans delinquent 90 days or more of $33 million or 0.46% of loans at September 30, 2000 were essentially unchanged from June 30, 2000 and improved from $64 million or 0.90% a year ago. The declines in the provision for credit losses and delinquencies reflect continued improvement in the portfolio and a decline in loan volumes.

Mortgage Banking

                                              Three Months Ended                  Nine Months Ended
                                                 September 30,                       September 30,
                                            -----------------------      %     -------------------------     %
In millions of dollars                        2000       1999 (1)      Change      2000       1999 (1)     Change
--------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense      $ 203        $ 199           2       $ 613        $ 551         11
Total operating expenses (2)                    91           97          (6)        289          252         15
(Benefit) provision for credit losses           (3)           2          NM          (2)          10         NM
                                            -----------------------            -------------------------
Income before taxes                            115          100          15         326          289         13
Income taxes                                    45           41          10         130          119          9
                                            -----------------------            -------------------------
Core income                                     70           59          19         196          170         15
Restructuring-related items, after-tax          --           (1)        100          --           (1)       100
                                            -----------------------            -------------------------
Net income                                   $  70        $  58          21       $ 196        $ 169         16
--------------------------------------------========================================================================
Average assets (in billions of dollars)      $  40        $  29          38       $  36        $  29         24
Return on assets                              0.70%        0.79%                   0.73%        0.78%
--------------------------------------------========================================================================
Excluding restructuring-related items
Return on assets                              0.70%        0.81%                   0.73%        0.78%
--------------------------------------------========================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Mortgage Banking -- which originates and services mortgages and student loans for customers across North America -- reported net income of $70 million and $196 million in the 2000 third quarter and nine months, up $12 million or 21% and $27 million or 16% from the 1999 periods, reflecting higher loan volumes and continued mortgage credit improvements, partially offset by lower spreads. Net income in the nine months also reflects the April 1999 acquisition of the principal operating assets and certain liabilities of Source One Mortgage Services Corporation (Source One).

As shown in the following table, accounts and loans increased from the 1999 periods reflecting strong growth in both student loans and mortgages. Accounts also reflect growth in serviced mortgage accounts. Mortgage originations increased from a year ago with a larger proportion at variable interest rates, which are typically held on-balance sheet rather than securitized.

                              Three Months Ended              Nine Months Ended
                                 September 30,                  September 30,
                            ----------------------    %     ---------------------    %
In billions of dollars          2000      1999      Change     2000       1999     Change
--------------------------------------------------------------------------------------------
Accounts (in millions) (1)       4.2        3.2       31         4.2        3.2      31
Average loans (1)              $37.2      $27.1       37       $33.7      $27.0      25
Mortgage originations          $ 5.4      $ 4.7       15       $13.8      $13.4       3
----------------------------================================================================

(1)   Includes student loans.
--------------------------------------------------------------------------------

Revenues, net of interest expense, of $203 million and $613 million in the 2000 third quarter and nine months grew $4 million or 2% and $62 million or 11% from the 1999 periods, reflecting loan growth, partially offset by reduced spreads and lower securitization activity. Revenues in the 2000 nine months also reflect higher servicing revenue. Operating expenses decreased $6 million or 6% in the quarter and increased $37 million or 15% in the 2000 nine months. The expense decline in the 2000 third quarter reflects the sale of certain non-strategic mortgage sales offices. The increase in both revenues and expenses in the nine months also reflects the effect of Source One.

The (benefit) provision for credit losses of ($3) million and ($2) million in the 2000 third quarter and nine months declined from $2 million and $10 million in the 1999 periods. The net credit loss ratio was 0.06% in the 2000 third quarter compared with 0.05% in the 2000 second quarter and 0.12% a year ago. Loans delinquent 90 days or more were $709 million or 1.82% of loans at September 30, 2000, compared with $709 million or 1.98% at June 30, 2000 and $629 million or 2.28% a year ago. The increase in delinquent loans from a year ago reflects higher student loan volumes, which are predominantly government-guaranteed.

North America Cards

                                              Three Months Ended                  Nine Months Ended
                                                 September 30,                       September 30,
                                            -----------------------      %     -------------------------     %
In millions of dollars                        2000       1999 (1)      Change      2000       1999 (1)     Change
--------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense      $1,635       $1,420         15       $4,614       $4,204         10
Effect of credit card securitization
activity                                        427          552        (23)       1,415        1,710        (17)
                                            -----------------------            -------------------------
Adjusted revenues,
  net of interest expense                     2,062        1,972          5        6,029        5,914          2
Adjusted operating expenses (2)                 745          698          7        2,195        2,121          3
Adjusted provision for credit losses (3)        728          797         (9)       2,285        2,433         (6)
                                            -----------------------            -------------------------
Core income before taxes                        589          477         23        1,549        1,360         14
Income taxes                                    220          176         25          576          502         15
                                            -----------------------            -------------------------
Core income                                     369          301         23          973          858         13
Restructuring-related items, after-tax           --            2       (100)           4            2        100
                                            -----------------------            -------------------------
Net income                                   $  369       $  303         22       $  977       $  860         14
--------------------------------------------========================================================================
Average assets (in billions of               $   43       $   28         54       $   36       $   29         24
  dollars) (4)
Return on assets                               3.41%        4.29%                   3.63%        3.96%
--------------------------------------------========================================================================
Excluding restructuring-related items
Return on assets (5)                           3.41%        4.26%                   3.61%        3.96%
--------------------------------------------========================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
(3)   Adjusted for the effect of credit card securitization.
(4) Adjusted for the effect of credit card securitization, managed average assets were $87 billion and $82 billion in the 2000 third quarter and nine months, respectively, compared to $76 billion and $75 billion in the 1999 third quarter and nine months, respectively.
(5) Adjusted for the effect of credit card securitization, the return on managed assets, excluding restructuring-related items, was 1.69% and 1.57% in the third quarters of 2000 and 1999 and 1.59% and 1.53% in the nine months of 2000 and 1999, respectively.
NM    Not meaningful
--------------------------------------------------------------------------------

North America Cards -- North America bankcards and Diners Club -- reported core income of $369 million and $973 million in the 2000 third quarter and nine months, up $68 million or 23% and $115 million or 13% from the 1999 periods, driven by improvements in bankcards. Net income was $369 million and $977 million in the 2000 third quarter and nine months, compared with $303 million and $860 million in the 1999 periods.

On July 26, 2000, Citicorp acquired the bankcard portfolio of Canada Trust, which added approximately $1.2 billion in managed receivables and 800,000 accounts.

Risk adjusted margin is a measure of profitability calculated as adjusted revenues less managed net credit losses as a percentage of average managed loans, consistent with the goal of matching the revenues generated by the loan portfolio with the credit risk undertaken. As shown in the following table, North America bankcards risk adjusted margin of 6.14% and 6.11% in the 2000 third quarter and nine months declined 14 basis points and 23 basis points from the 1999 periods, reflecting lower spreads offset by credit improvements, and an increase in non-interest revenue, primarily interchange fees.

                                Three Months Ended        Nine Months Ended
                                   September 30,             September 30,
                             ---------------------------------------------------
In billions of dollars           2000         1999         2000         1999
--------------------------------------------------------------------------------
Risk adjusted revenues (1)      $1.254       $1.109       $3.500       $3.279
Risk adjusted margin % (2)        6.14%        6.28%        6.11%        6.34%
-----------------------------===================================================

(1)   Adjusted revenues less managed net credit losses.
(2)   Risk adjusted revenues as a percentage of average managed loans.
--------------------------------------------------------------------------------

Adjusted revenues, net of interest expense, of $2.062 billion and $6.029 billion in the 2000 third quarter and nine months were up $90 million or 5% and $115 million or 2% from the 1999 third quarter and nine months as higher interchange fee revenues from sales volume growth and increased fees from other cardmember services were offset by lower spreads. Spread compression in the portfolio principally reflects changes in portfolio mix, including an increased percentage of the portfolio priced at low introductory rates, and higher funding costs due to increased interest rates. Adjusted operating expenses of $745 million and $2.195 billion in the 2000 third quarter and nine months were up $47 million or 7% and $74 million or 3% from the 1999 periods, reflecting higher marketing costs and the effect of recent acquisitions.

As shown in the following table, on a managed basis, the North America bankcards portfolio experienced strong receivable, sales, and account growth in both the 2000 quarter and nine months compared to the 1999 periods, reflecting base business momentum as well as recent portfolio acquisitions.

                                       Three Months Ended                Nine Months Ended
                                          September 30,                      September 30,
                                     ----------------------      %     ---------------------     %
In billions of dollars                  2000       1999        Change     2000        1999     Change
---------------------------------------------------------------------------------------------------------
Accounts (in millions)                   43.9       41.0          7        43.9        41.0       7
Total sales                            $ 48.0     $ 41.2         17      $139.2      $119.1      17
End-of-period managed receivables      $ 83.7     $ 71.0         18      $ 83.7      $ 71.0      18
-------------------------------------====================================================================

The adjusted provision for credit losses was $728 million and $2.285 billion in the 2000 third quarter and nine months, down from $797 million and $2.433 billion in the 1999 periods. North America bankcards managed net credit losses in the 2000 third quarter were $714 million and the related loss ratio was 3.50%, down from $745 million and 3.96% in the 2000 second quarter and $777 million and 4.40% in the 1999 third quarter. North America bankcards managed loans delinquent 90 days or more were $1.022 billion or 1.23% of loans at September 30, 2000, compared with $929 million or 1.18% at June 30, 2000 and $1.000 billion or 1.42% at September 30, 1999. The improvement in the net credit loss ratio from a year ago reflects industry-wide bankruptcy trends and continued credit risk management initiatives. Net credit losses and the related loss ratio may increase from the 2000 third quarter should bankruptcy filings and delinquent loans increase in the future. This statement is a forward-looking statement within the meaning of the Private Securities Reform Act. See "Forward-Looking Statements" on page 20.

CitiFinancial

                                            Three Months Ended                   Nine Months Ended
                                               September 30,                        September 30,
                                          ----------------------       %       -----------------------       %
In millions of dollars                       2000        1999        Change      2000          1999        Change
------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense      $491       $ 421          17       $1,427       $ 1,178         21
Adjusted operating expenses (2)               210         152          38          628           487         29
Provision for credit losses                    86          58          48          242           242         --
                                          ----------------------               -----------------------
Core income before taxes                      195         211          (8)         557           449         24
Income taxes                                   71          76          (7)         204           165         24
                                          ----------------------               -----------------------
Core income                                   124         135          (8)         353           284         24
Restructuring-related items, after-tax         --          (1)        100           --            (2)       100
                                          ----------------------               -----------------------
Net income                                   $124       $ 134          (7)      $  353       $   282         25
------------------------------------------========================================================================
Average assets (in billions of dollars)      $ 20       $  16          25       $   19       $    15         27
Return on assets                             2.47%       3.32%                   2.48%         2.51%
------------------------------------------========================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
--------------------------------------------------------------------------------

CitiFinancial -- which provides community based lending services through its branch network and through cross-selling initiatives with other Citigroup businesses -- reported netincome of $124 million and $353 million in the 2000 third quarter and nine months, down $10 million or 7% in the 2000 quarter and up $71 million or 25% in the 2000 nine months from the 1999 periods. Income growth in both the 2000 quarter and nine months was reduced by a 1999 third quarter litigation reserve release of $15 million (after-tax) related to the settlement of a claim.

As shown in the following table, receivables grew 19% from the 1999 third quarter due to higher volumes at CitiFinancial branches and cross selling of products through other Citigroup distribution channels. At September 30, 2000, the portfolio consisted of 61% real estate-secured loans, 32% personal loans, and 7% sales finance and other compared with 58%, 35%, and 7%, respectively, at September 30, 1999. The average net interest margin on receivables of 8.01% in the 2000 third quarter and 8.17% in the 2000 nine months declined 100 and 78 basis points, respectively, from the 1999 periods reflecting lower yields due to changes in portfolio mix toward more real estate-secured loans and higher funding costs due to increased interest rates.

                                            Three Months Ended                   Nine Months Ended
                                               September 30,                        September 30,
                                          ----------------------       %       -----------------------     %
In billions of dollars                       2000        1999        Change       2000          1999     Change
------------------------------------------------------------------------------------------------------------------
End-of-period managed
  receivables  (in billions)                 $ 18.5     $ 14.6        27%        $ 18.5       $ 14.6       27%
Average net interest margin %                  8.01%      9.01%     (100) bps      8.17%        8.95%     (78) bps
------------------------------------------------------------------------------------------------------------------

Revenues, net of interest expense, of $491 million and $1.427 billion in the 2000 third quarter and nine months increased $70 million or 17% and $249 million or 21% from the 1999 periods reflecting strong growth in receivables offset by lower spreads. Adjusted operating expenses of $210 million and $628 million in the 2000 third quarter and nine months grew $58 million or 38% and $141 million or 29% from the 1999 periods, reflecting higher business volumes and the 1999 third quarter litigation reserve release of $23 million (pretax).

The provision for credit losses was $86 million and $242 million in the 2000 third quarter and nine months, up from $58 million in the 1999 third quarter and unchanged from the 1999 nine months. Net credit losses in the 2000 third quarter were $86 million and the related loss ratio was 1.91%, compared with $80 million and 1.93% in the 2000 second quarter and $71 million and 2.00% a year ago. The 2000 third and second quarters net credit loss ratios included a benefit of approximately 13 and 27 basis points, respectively, related to changes in the write-off policy for certain bankrupt accounts. Loans delinquent 90 days or more were $239 million or 1.29% of loans at September 30, 2000, compared with $229 million or 1.32% at June 30, 2000 and $186 million or 1.27% a year ago. The increase in delinquencies from a year ago reflects the impact of previous acquisitions.

International Consumer

Europe, Middle East & Africa

                                            Three Months Ended                   Nine Months Ended
                                               September 30,                        September 30,
                                          ----------------------       %       -----------------------       %
In millions of dollars                       2000        1999        Change      2000          1999        Change
------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense      $572       $ 607          (6)      $1,741       $ 1,731          1
Adjusted operating expenses (2)               344         373          (8)       1,072         1,121         (4)
Provision for credit losses                    64          76         (16)         199           227        (12)
                                          ----------------------               -----------------------
Core income before taxes                      164         158           4          470           383         23
Income taxes                                   61          60           2          174           144         21
                                          ----------------------               -----------------------
Core income                                   103          98           5          296           239         24
Restructuring-related items, after-tax         --          (8)        100            7           (17)        NM
                                          ----------------------               -----------------------
Net income                                   $103       $  90          14       $  303       $   222         36
------------------------------------------========================================================================
Average assets (in billions of dollars)      $ 21       $  23          (9)      $   21       $    22         (5)
Return on assets                             1.95%       1.55%                    1.93%         1.35%
------------------------------------------========================================================================
Excluding restructuring-related items
Return on assets                             1.95%       1.69%                    1.88%         1.45%
------------------------------------------========================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Europe, Middle East & Africa (EMEA - including India and Pakistan) -- which provides banking, lending, and investment services, including credit and charge cards, to customers in Western Europe and CEEMEA -- reported core income of $103 million and $296 million in the 2000 third quarter and nine months, up $5 million or 5% and $57 million or 24% from the 1999 periods. Core income in Western Europe of $88 million and $251 million in the 2000 third quarter and nine months increased $17 million or 24% and $48 million or 24% from the 1999 periods, reflecting growth across the region, particularly in Germany. CEEMEA core income of $15 million in the 2000 third quarter decreased $12 million or 44% from 1999, principally due to a $16 million gain ($25 million pre-tax) related to an investment in an affiliate in 1999. CEEMEA core income of $45 million in the 2000 nine months increased $9 million or 25% from 1999. EMEA net income was $103 million and $303 million in the 2000 third quarter and nine months compared with $90 million and $222 million in the 1999 third quarter and nine months.

The net effects of foreign currency translation reduced core income in the 2000 third quarter and nine months by approximately $9 million and $34 million from the 1999 periods and reduced revenue growth by approximately 12% in both periods and expense growth by 13% and 11% in the 2000 third quarter and nine months, respectively.

As shown in the following table, EMEA reported 10% account growth from a year ago reflecting both loan and deposit growth, particularly credit cards in CEEMEA. However, loan and customer deposit growth was reduced by the effect of foreign currency translation.

                                            Three Months Ended                   Nine Months Ended
                                               September 30,                        September 30,
                                          ----------------------       %       ----------------------      %
In billions of dollars                       2000        1999        Change       2000         1999      Change
------------------------------------------------------------------------------------------------------------------
Accounts (in millions)                        12.0       10.9         10          12.0         10.9        10
Average customer deposits                    $16.0      $17.1         (6)        $16.3        $17.5        (7)
Average loans                                $16.4      $17.3         (5)        $16.5        $16.7        (1)
------------------------------------------========================================================================

Revenues, net of interest expense, of $572 million and $1.741 billion in the 2000 third quarter and nine months declined $35 million or 6% in the quarter and increased $10 million or 1% in the nine months from the 1999 periods. Revenues in Western Europe of $466 million and $1,437 billion in the 2000 third quarter and nine months decreased $33 million or 7% and $44 million or 3% from the 1999 periods as increased investment product fees, higher deposit spreads and loan growth were more than offset by the effect of foreign currency translation. Revenue in CEEMEA of $106 million in the 2000 quarter and $304 million in the 2000 nine months declined $2 million or 2% and increased $54 million or 22%, respectively, as business expansion across the region was offset by the $25 million gain related to an investment in an affiliate in 1999. EMEA adjusted operating expenses of $344 million and $1.072 billion in the 2000 third quarter and nine months were down $29 million or 8% and $49 million or 4% from the 1999 periods as costs associated with franchise growth in Central and Eastern Europe and higher business volumes in Western Europe were more than offset by the effect of foreign currency translation.

The provision for credit losses was $64 million and $199 million in the 2000 third quarter and nine months, down from $76 million and $227 million in the 1999 periods. Foreign currency translation effects reduced the provision for credit losses by approximately $11 million in the 2000 quarter and $29 million in the 2000 nine months compared to the 1999 periods. Net credit losses in the 2000 third quarter were $64 million and the related loss ratio was 1.54%, down from $65 million and 1.57% in the 2000 second quarter and $69 million and 1.60% a year ago. Loans delinquent 90 days or more were $800 million or 4.93% of loans at September 30, 2000, down from $868 million or 5.09% at June 30, 2000 and $953 million or 5.45% a year ago. The declines in the net credit loss ratio and the delinquency ratio from a year ago reflect increased collection efforts in Germany and stable economic conditions across the region.

Asia Pacific

                                            Three Months Ended                   Nine Months Ended
                                               September 30,                        September 30,
                                          ----------------------       %       -----------------------       %
In millions of dollars                       2000        1999        Change      2000          1999        Change
------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense      $ 695      $579          20        $ 2,069      $ 1,638         26
Adjusted operating expenses (2)                349       316          10          1,035          863         20
Provision for credit losses                     70        76          (8)           209          253        (17)
                                          ----------------------               -----------------------
Core income before taxes                       276       187          48            825          522         58
Income taxes                                    98        70          40            293          196         49
                                          ----------------------               -----------------------
Core income                                    178       117          52            532          326         63
Restructuring-related items, after-tax          (1)       --          NM             (5)          (9)        44
                                          ----------------------               -----------------------
Net income                                   $ 177      $117          51        $   527      $   317         66
------------------------------------------========================================================================
Average assets (in billions of dollars)      $  34      $ 31          10        $    33      $    30         10
Return on assets                              2.07%     1.50%                      2.13%        1.41%
------------------------------------------========================================================================
Excluding restructuring-related items
Return on assets                              2.08%     1.50%                      2.15%        1.45%
------------------------------------------========================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
--------------------------------------------------------------------------------

Asia Pacific (including Japan and Australia) -- which provides banking, lending, and investment services, including credit and charge cards, to customers throughout the region -- reported core income of $178 million and $532 million in the 2000 third quarter and nine months, up $61 million or 52% and $206 million or 63% from the 1999 periods. Core income in Asia (excluding Japan) was $142 million in the 2000 quarter and $428 million in the 2000 nine months, up $50 million or 54% and $171 million or 67% from 1999, reflecting loan growth, particularly credit cards, higher investment product fees and deposit growth. Core income in Japan was $36 million in the quarter and $104 million in the nine months up $11 million or 44% and $35 million or 51% from the 1999 periods due to growth in deposits, the Diners Club acquisition in the 2000 first quarter, and higher investment product fees. Asia Pacific net income was $177 million and $527 million in the 2000 third quarter and nine months compared with $117 million and $317 million in the 1999 periods.

As shown in the following table, Asia Pacific experienced strong growth in accounts, customer deposits, and loans when compared to the 1999 third quarter and nine months, reflecting significant increases in Japan, growth in the cards business across the region, and economic stabilization in most countries. The growth in Japan includes the Diners Club acquisition which added approximately $0.5 billion in loans and 0.6 million accounts.

                                            Three Months Ended                   Nine Months Ended
                                               September 30,                        September 30,
                                          ----------------------       %       ----------------------       %
In billions of dollars                       2000        1999        Change       2000         1999       Change
------------------------------------------------------------------------------------------------------------------
Accounts (in millions)                        10.5        9.0         17          10.5           9.0        17
Average customer deposits                    $48.1      $42.3         14         $47.2         $41.0        15
Average loans                                $25.7      $23.7          8         $25.3         $22.9        10
------------------------------------------========================================================================

Revenues, net of interest expense, of $695 million and $2.069 billion in the 2000 third quarter and nine months, increased $116 million or 20% and $431 million or 26% from the 1999 periods. In Asia (excluding Japan) revenues of $525 million in the 2000 quarter and $1.588 billion in the 2000 nine months were up $54 million or 11% and $234 million or 17% from the 1999 periods, reflecting improvements in most countries driven by growth in cards, investment product fees and deposits. In Japan, revenues of $170 million in the 2000 quarter and $481 million in the 2000 nine months were up $62 million or 57% and $197 million or 69% from the 1999 periods reflecting the Diners Club acquisition, growth in deposits and higher investment product fees. Asia Pacific adjusted operating expenses were up $33 million or 10% and $172 million or 20% from the 1999 third quarter and nine months, reflecting the Diners Club Japan acquisition, increased variable compensation, including higher investment product sales commissions, and increased marketing costs offset by lower expenses in certain countries resulting from previously implemented restructuring initiatives.

The provision for credit losses was $70 million and $209 million in the 2000 third quarter and nine months, down from $76 million and $253 million in the 1999 periods. Net credit losses in the 2000 third quarter were $70 million and the related loss ratio was 1.08%, compared to $64 million and 1.01% in the 2000 second quarter and $73 million and 1.23% a year ago. Loans delinquent 90 days or more were $359 million or 1.39% of loans at September 30, 2000, down from $405 million or 1.56% at June 30, 2000 and $450 million or 1.87% a year ago. The declines in the net credit loss ratio and delinquencies from a year ago reflect economic stabilization in most countries.

Latin America

                                            Three Months Ended                   Nine Months Ended
                                               September 30,                        September 30,
                                          ------------------------     %      --------------------------     %
In millions of dollars                       2000      1999 (1)      Change      2000        1999 (1)      Change
------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense     $ 436       $ 499         (13)      $1,415       $1,459          (3)
Adjusted operating expenses (2)               318         302           5          968          892           9
Provision for credit losses                    69         117         (41)         235          353         (33)
                                          ------------------------            --------------------------
Core income before taxes                       49          80         (39)         212          214          (1)
Income taxes                                   17          28         (39)          73           74          (1)
                                          ------------------------            --------------------------
Core income                                    32          52         (38)         139          140          (1)
Restructuring-related items, after-tax        (18)        (12)        (50)         (29)         (30)          3
                                          ------------------------            --------------------------
Net income                                  $  14       $  40         (65)      $  110       $  110          --
------------------------------------------========================================================================
Average assets (in billions of dollars)     $  11       $  14         (21)      $   12       $   14         (14)
Return on assets                             0.51%       1.13%                    1.22%        1.05%
------------------------------------------========================================================================
Excluding restructuring-related items
Return on assets                             1.16%       1.47%                    1.55%        1.34%
------------------------------------------========================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
--------------------------------------------------------------------------------

Latin America -- which provides banking, lending, and investment services, including credit and charge cards, to customers throughout the region -- reported core income of $32 million and $139 million in the 2000 third quarter and nine months, down $20 million or 38% and $1 million or 1% from the 1999 periods, reflecting reduced interest revenue related to Confia, and lower business volumes in certain countries, partially offset by lower credit costs and an increase in earnings from Credicard, a 33%-owned Brazilian Card affiliate. Core income in the 2000 nine months also reflects a 2000 first quarter gain related to the sale of an auto loan portfolio in Puerto Rico. Net income was $14 million and $110 million in the 2000 third quarter and nine months compared with $40 million and $110 million in the 1999 third quarter and nine months.

As shown in the following table, Latin America accounts grew 1% and average customer deposits were unchanged in the 2000 quarter, reflecting weak economic conditions in Argentina, and strategy changes in certain countries. Average loans declined 11% and 10% from the 1999 third quarter and nine months primarily due to the 2000 first quarter auto loan portfolio sale in Puerto Rico.

                                            Three Months Ended                   Nine Months Ended
                                               September 30,                        September 30,
                                          ----------------------       %       ----------------------       %
In billions of dollars                       2000        1999        Change       2000         1999       Change
------------------------------------------------------------------------------------------------------------------
Accounts (in millions)                         9.1        9.0           1          9.1           9.0         1
Average customer deposits                    $13.6      $13.6          --        $13.7         $13.4         2
Average loans                                $ 7.0      $ 7.9         (11)       $ 7.2         $ 8.0       (10)
------------------------------------------========================================================================

Revenues, net of interest expense, of $436 million and $1.415 billion in the 2000 third quarter and nine months were down $63 million or 13% and $44 million or 3% from the 1999 periods. Revenues in both the 2000 quarter and nine months reflect increased earnings from Credicard and were offset by reduced interest revenue from Confia and business volume declines in certain countries, including the effect of the 2000 first quarter auto loan portfolio sale in Puerto Rico. Revenues in the 2000 nine months include the gain related to the auto loan portfolio sale in Puerto Rico. Adjusted operating expenses grew $16 million or 5% and $76 million or 9% from the 1999 third quarter and nine months reflecting costs associated with new business initiatives and strategy changes in certain countries. In the 2000 nine months, both revenue and expense increases reflect recent acquisitions.

The provision for credit losses was $69 million and $235 million in the 2000 third quarter and nine months, down from $117 million and $353 million in the 1999 periods. Net credit losses in the 2000 third quarter were $69 million and the related loss ratio was 3.89%, down from $76 million and 4.25% in the 2000 second quarter and $110 million and 5.55% a year ago. Loans delinquent 90 days or more were $319 million or 4.55% of loans at September 30, 2000 compared with $323 million or 4.52% at June 30, 2000 and $325 million or 4.10% a year ago. The increase in the delinquency ratio from a year ago primarily reflects a change in portfolio mix resulting from the 2000 first quarter sale of the auto loan portfolio in Puerto Rico.

e-Consumer (1)

                                            Three Months Ended                   Nine Months Ended
                                               September 30,                        September 30,
                                          ----------------------       %       -----------------------       %
In millions of dollars                       2000        1999        Change      2000          1999        Change
------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense      $  77      $ 27          185       $ 136        $  74            84
Total operating expenses                       145        76           91         388          206            88
                                          ----------------------               -----------------------
Loss before tax benefits                       (68)      (49)         (39)       (252)        (132)          (91)
Income tax benefits                            (25)      (20)         (25)        (95)         (54)          (76)
                                          ----------------------               -----------------------
Net loss                                     ($ 43)     ($29)         (48)      ($157)       ($ 78)         (101)
------------------------------------------========================================================================

(1) Includes the portion of Internet development directly related to Citicorp's consumer businesses, previously shown as a part of e-Citi.
--------------------------------------------------------------------------------

e-Consumer -- the business responsible for developing and implementing Global Consumer Internet financial services products and e-commerce solutions -- reported net losses of $43 million and $157 million in the 2000 third quarter and nine months, up from $29 million and $78 million in the 1999 periods. Revenues in the 2000 third quarter included gains related to internet/e-commerce investments. Expenses reflect continued investment spending on Internet financial services and charges related to the termination of certain contracts and other initiatives.

Other Consumer

                                            Three Months Ended                   Nine Months Ended
                                               September 30,                        September 30,
                                          ------------------------     %      --------------------------     %
In millions of dollars                       2000      1999 (1)      Change      2000        1999 (1)      Change
--------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense      $ --       $ 44          (100)     $  23        $ 151           (85)
Adjusted operating expenses (2)                33         50           (34)       136          193           (30)
Provision for credit losses                    --          7          (100)        --           21          (100)
                                          ------------------------            --------------------------
Loss before tax benefits                      (33)       (13)         (154)      (113)         (63)          (79)
Income tax benefits                           (11)        (3)         (267)       (34)         (15)         (127)
                                          ------------------------            --------------------------
Loss                                          (22)       (10)         (120)       (79)         (48)          (65)
Restructuring-related items, after-tax         --         --            --          2           --            NM
                                          ------------------------            --------------------------
Net loss                                     ($22)      ($10)         (120)     ($ 77)       ($ 48)          (60)
------------------------------------------========================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Other Consumer -- which includes certain treasury operations and global marketing and other programs -- reported net losses of $22 million and $77 million in the 2000 third quarter and nine months, up from $10 million and $48 million in the 1999 periods. The increase in net losses from 1999 reflects lower treasury earnings offset by reduced staff levels and lower marketing costs. The increase in the 2000 nine months net loss also reflects costs associated with the termination of certain global distribution initiatives. The 1999 third quarter and nine months revenues, expenses, and provision for credit losses include the results of the private label cards business that was discontinued in early 2000.

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

Consumer Loan Delinquency Amounts, Net Credit Losses, and Ratios

                                      Total                                         Average
                                     Loans       90 Days or More Past Due(1)         Loans            Net Credit Losses(1)
                                   ----------------------------------------------------------------------------------------------
In millions of dollars,             Sept. 30,  Sept. 30,    June 30,   Sept. 30,    3rd Qtr.    3rd Qtr.    2nd Qtr.    3rd Qtr.
 except loan amounts in billions      2000        2000        2000        1999        2000        2000       2000         1999
---------------------------------------------------------------------------------------------------------------------------------
Citibanking North America           $   7.1     $    33     $    33     $    64     $   7.0     $    15     $    15     $    19
Ratio                                              0.46%       0.47%       0.90%                   0.86%       0.88%       1.06%
Mortgage Banking                       38.9         709         709         629        37.2           5           4           8
Ratio                                              1.82%       1.98%       2.28%                   0.06%       0.05%       0.12%
N.A. Bankcards                         83.0       1,022         929       1,000        81.2         714         745         777
Ratio                                              1.23%       1.18%       1.42%                   3.50%       3.96%       4.40%
Other Cards                             1.9          20          24          19         1.8          13          12          14
Ratio                                              1.05%       1.17%       1.06%                   3.00%       2.84%       3.23%
CitiFinancial                          18.5         239         229         186        17.8          86          80          71
Ratio                                              1.29%       1.32%       1.27%                   1.91%       1.93%       2.00%
Europe, Middle East & Africa           16.2         800         868         953        16.4          64          65          69
Ratio                                              4.93%       5.09%       5.45%                   1.54%       1.57%       1.60%
Asia Pacific                           25.8         359         405         450        25.7          70          64          73
Ratio                                              1.39%       1.56%       1.87%                   1.08%       1.01%       1.23%
Latin America                           7.0         319         323         325         7.0          69          76         110
Ratio                                              4.55%       4.52%       4.10%                   3.89%       4.25%       5.55%
Global Private Bank (2)                25.2          90          78         145        24.9           2           3           2
Ratio                                              0.36%       0.32%       0.69%                   0.03%       0.05%       0.05%
Other                                   0.3          --          --           1         0.3          --          --           7

---------------------------------------------------------------------------------------------------------------------------------
Total managed                         223.9       3,591       3,598       3,772       219.3       1,038       1,064       1,150
Ratio                                              1.60%       1.67%       1.96%                   1.88%       2.06%       2.41%
-----------------------------------==============================================================================================
Securitized credit card               (45.8)       (611)       (544)       (704)      (44.1)       (386)       (441)       (525)
receivables
Loans held for sale                    (8.0)        (66)        (62)        (37)       (7.8)        (41)        (28)        (27)
-----------------------------------==============================================================================================
Consumer loans                      $ 170.1     $ 2,914     $ 2,992     $ 3,031     $ 167.4     $   611     $   595     $   598
Ratio                                              1.71%       1.84%       2.18%                   1.45%       1.54%       1.74%
-----------------------------------==============================================================================================

(1) The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.
(2) Global Private Bank results are reported as part of the Global Investment Management and Private Banking segment.
--------------------------------------------------------------------------------

Consumer Loan Balances, Net of Unearned Income

                                                  End of Period                             Average
                                      -------------------------------------- -------------------------------------
                                        Sept. 30,    June 30,     Sept. 30,    3rd Qtr.     2nd Qtr.     3rd Qtr.
In billions of dollars                    2000         2000         1999         2000         2000         1999
------------------------------------------------------------------------------------------------------------------
Total managed                            $223.9       $215.8       $192.5       $219.3       $207.4       $189.3
Securitized credit card receivables       (45.8)       (44.8)       (48.5)       (44.1)       (45.8)       (47.9)
Loans held for sale                        (8.0)        (8.1)        (5.2)        (7.8)        (5.8)        (5.2)
                                      -------------------------------------- -------------------------------------
Consumer loans                           $170.1       $162.9       $138.8       $167.4       $155.8       $136.2
--------------------------------------============================================================================

Total delinquencies 90 days or more past due in the managed portfolio were $3.6 billion with a related delinquency ratio of 1.60% of loans at September 30, 2000, compared with $3.6 billion or 1.67% at June 30, 2000 and $3.8 billion or 1.96% a year ago. Total managed net credit losses in the 2000 third quarter were $1.0 billion and the related loss ratio was 1.88%, down from $1.1 billion and 2.06% in the 2000 second quarter and $1.2 billion and 2.41% in the 1999 third quarter. For a discussion on trends by business, see business discussions on pages 4 - 12.

Citicorp's allowance for credit losses of $6.679 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citicorp's allowance for credit losses attributed to the consumer portfolio was $3.338 billion at September 30, 2000, $3.391 billion at June 30, 2000 and $3.449 billion at September 30, 1999. The allowance as a percentage of loans on the balance sheet was 1.96% at September 30, 2000, down from 2.08% at June 30, 2000 and 2.49% at September 30, 1999, reflecting improved credit performance. The attribution of the allowance is made for analytical purposes only and may change from time to time.

Net credit losses, delinquencies and the related ratios may increase in the future as a result of portfolio growth, global economic conditions, the credit performance of the portfolios, including bankruptcies, and seasonal factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 20.

In the fourth quarter of 2000, Citicorp will adopt the Federal Financial Institutions Examination Council's (FFIEC) revised Uniform Retail Credit Classification and Account Management Policy. The policy provides guidance on the reporting of delinquent consumer loans and the timing of associated credit charge-offs for Citicorp's financial institution subsidiaries. The revised policy is not expected to have a material effect on financial results since Citicorp believes that it maintains adequate reserves for credit losses inherent in its loan portfolios. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 20.

GLOBAL CORPORATE BANK

                                              Three Months Ended                    Nine Months Ended
                                                 September 30,                         September 30,
                                           -------------------------      %      -------------------------     %
In millions of dollars                        2000        1999 (1)      Change      2000        1999 (1)     Change
---------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense      $2,486       $ 2,078         20       $7,479       $ 6,476        15
Adjusted operating expenses (2)               1,426         1,326          8        4,174         4,010         4
Provision for credit losses                      35            38         (8)         290           261        11
                                           -------------------------             -------------------------
Core income before taxes                      1,025           714         44        3,015         2,205        37
Income taxes                                    374           268         40        1,101           828        33
                                           -------------------------             -------------------------
Core income                                     651           446         46        1,914         1,377        39
Restructuring-related items, after-tax           --           (18)       100            3           (25)       NM
                                           -------------------------             -------------------------
Net income                                   $  651       $   428         52       $1,917       $ 1,352        42
-------------------------------------------==========================================================================
Average assets (in billions of dollars)      $  189       $   158         20       $  180       $   164        10
Return on assets                               1.37%         1.07%                   1.42%         1.11%
-------------------------------------------==========================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

The Global Corporate Bank business serves corporations, financial institutions, governments, investors, and other participants in capital markets in 100 countries and consists of Global Relationship Banking (GRB) and Emerging Markets Corporate Banking (EM Corporate).

Global Corporate Bank core income of $651 million and $1.914 billion grew $205 million or 46% in the 2000 third quarter and $537 million or 39% in the 2000 nine months compared to 1999. The 2000 third quarter reflects core income growth from the comparable 1999 quarter of $107 million or 75% in GRB and $98 million or 32% in EM Corporate. The 2000 nine months reflect core income growth from 1999 of $278 million or 59% in GRB and $259 million or 29% in EM Corporate. GRB's core income growth was a result of revenue growth in transaction services, equity derivatives and structured products. EM Corporate's core income growth was driven by broad-based growth in revenues from transaction services and improved credit. Global Corporate Bank net income was $651 million and $1.917 billion in the 2000 third quarter and nine months compared to $428 million and $1.352 billion in the 1999 periods.

The businesses of Global Corporate Bank are significantly affected by the levels of activity in the global capital markets which, in turn, are influenced by macro-economic policies and credit environments, among other factors, in the 100 countries in which the businesses operate. Economic and market events can have both positive and negative effects on the revenue performance of the businesses and can negatively affect credit performance. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 20.

Global Relationship Banking

                                              Three Months Ended                    Nine Months Ended
                                                 September 30,                         September 30,
                                           -------------------------      %      -------------------------     %
In millions of dollars                        2000        1999 (1)      Change      2000        1999 (1)     Change
---------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense      $1,220       $ 1,021         19       $3,699       $ 3,176        16
Adjusted operating expenses (2)                 818           790          4        2,418         2,424        --
Provision for credit losses                      13             6        117          105             4        NM
                                           -------------------------             -------------------------
Core income before taxes                        389           225         73        1,176           748        57
Income taxes                                    139            82         70          425           275        55
                                           -------------------------             -------------------------
Core income                                     250           143         75          751           473        59
Restructuring-related items, after-tax           --           (10)       100           --           (15)      100
                                           -------------------------             -------------------------
Net income                                   $  250       $   133         88       $  751       $   458        64
-------------------------------------------==========================================================================
Average assets (in billions of dollars)      $   96       $    76         26       $   92       $    82        12
Return on assets                               1.04%         0.69%                   1.09%         0.75%
-------------------------------------------==========================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Core income from Global Relationship Banking in North America, Western Europe and Japan was $250 million and $751 million in the 2000 third quarter and nine months, up $107 million or 75% and $278 million or 59% from the 1999 periods. Return on assets was 1.04% in the 2000 third quarter, up from 0.69% in 1999. In the 2000 nine months, return on assets was 1.09%, up from 0.75% in the comparable 1999 period. Net income was $133 million in the 1999 quarter and $458 million in the 1999 nine months.

Revenues, net of interest expense, of $1.220 billion in the 2000 third quarter and $3.699 billion in the 2000 nine months grew $199 million or 19% and $523 million or 16%, respectively, compared to the 1999 periods. The increases were driven by strong growth in transaction services, equity derivatives, structured products and the 2000 second quarter acquisition of Copelco. Both comparisons were negatively impacted by lower treasury and foreign exchange trading results in 2000.

Adjusted operating expenses of $818 million and $2.418 billion in the 2000 third quarter and nine months were up $28 million or 4% compared to the 1999 third quarter but were down $6 million in the nine-month comparison. The increase in the quarterly comparison was primarily due to higher incentive compensation and the acquisition of Copelco and was partially offset by the impact of previous restructuring actions and business integration initiatives. In the nine-month comparison, the absence of year 2000 and European Economic Monetary Union expenses, combined with the impact of previous restructuring actions and business integration initiatives, more than offset higher incentive compensation and the addition of Copelco.

The provision for credit losses was $13 million and $105 million in the 2000 third quarter and nine months compared to $6 million and $4 million in the 1999 third quarter and nine months, respectively. Net write-offs in the 2000 nine months increased primarily due to exposures in the health-care industry in North America. Exposures to healthcare were limited in 1999 and have been significantly reduced during 2000. While the 2000 third quarter provision for credit losses declined from the 2000 second quarter, Citicorp continues to monitor the impact of the economic environment on its portfolio. Cash-basis loans were $475 million at September 30, 2000, up $10 million from June 30, 2000 and $173 million from September 30, 1999. The increase in cash-basis loans compared to 1999 was primarily attributable to the acquisition of Copelco. The Other Real Estate Owned portfolio was $122 million at September 30, 2000, down $13 million from June 30, 2000 and $56 million from September 30, 1999 due to decreases in the North America real estate portfolio.

Average assets of $96 billion and $92 billion in the 2000 third quarter and nine months increased $20 billion and $10 billion from 1999, primarily reflecting increases in trading assets and loans as well as the acquisition of Copelco.

Emerging Markets Corporate Banking

                                              Three Months Ended                    Nine Months Ended
                                                 September 30,                         September 30,
                                           -------------------------      %      -------------------------     %
In millions of dollars                        2000        1999 (1)      Change      2000        1999 (1)     Change
---------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense      $1,266       $ 1,057         20       $3,780       $ 3,300         15
Adjusted operating expenses (2)                 608           536         13        1,756         1,586         11
Provision for credit losses                      22            32        (31)         185           257        (28)
                                           -------------------------             -------------------------
Core income before taxes                        636           489         30        1,839         1,457         26
Income taxes                                    235           186         26          676           553         22
                                           -------------------------             -------------------------
Core income                                     401           303         32        1,163           904         29
Restructuring-related items, after-tax           --            (8)       100            3           (10)        NM
                                           -------------------------             -------------------------
Net income                                   $  401       $   295         36       $1,166       $   894         30
-------------------------------------------==========================================================================
Average assets (in billions of dollars)      $   93       $    82         13       $   88       $    82          7
Return on assets                               1.72%         1.43%                   1.77%         1.46%
-------------------------------------------==========================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Emerging Markets Corporate Banking (EM Corporate) core income was $401 million and $1.163 billion in the 2000 third quarter and nine months, up $98 million or 32% and $259 million or 29% from 1999. In June 2000, EM Corporate completed the acquisition of a majority interest in Bank Handlowy. Return on assets was 1.72% in the 2000 third quarter, up from 1.43% in 1999. In the nine months ended September 30, 2000, return on assets was 1.77%, up from 1.46% in 1999. Net income was $401 million and $295 million in the 2000 and 1999 quarters, respectively, and $1.166 billion and $894 million in the 2000 and 1999 nine-month periods.

Revenues, net of interest expense, were $1.266 billion and $3.780 billion in the 2000 third quarter and nine months, respectively, up $209 million or 20% and $480 million or 15% from the 1999 periods. Revenue growth in the 2000 third quarter was led by CEEMEA (Central and Eastern Europe, Middle East and Africa), up 30% from 1999, primarily due to the acquisition of Bank Handlowy along with growth in trading-related revenue and transaction services. Latin America and Asia revenues were up 16% and 8%, respectively, in the 2000 third quarter primarily due to growth in transaction services. The nine-month comparison reflected strong growth across all regions in transaction services and structured products along with a greater number of securities transactions, partially offset by lower trading-related revenue in Latin America and Asia. About 24% of the EM Corporate revenue in the 2000 third quarter and 23% in the 2000 nine months was attributable to business from multinational companies managed jointly with GRB, with that revenue having grown 17% and 12%, respectively, from the prior-year periods.

Adjusted operating expenses in the 2000 third quarter and nine months increased 13% and 11%, respectively, compared to the 1999 periods. The growth in expenses was primarily due to the acquisition of Bank Handlowy, investment spending to gain market share in selected emerging market countries and other volume related increases.

The provision for credit losses totaled $22 million and $185 million in the 2000 third quarter and nine months, respectively, down $10 million and $72 million from the related 1999 periods, reflecting recent trends of improving credit quality in EM Corporate. Net write-offs in the 2000 third quarter declined in all regions led by CEEMEA and Asia. Cash-basis loans were $1.163 billion at September 30, 2000, compared to $1.132 billion at June 30, 2000 and $1.154 billion a year ago. These increases were primarily due to the acquisition of Bank Handlowy, as increases in Latin America, were offset by declines in Asia.

Average assets of $93 billion and $88 billion in the 2000 third quarter and nine months reflected growth of $11 billion and $6 billion, respectively, compared to a year ago, primarily due to higher trading assets and loans and the Bank Handlowy acquisition.

Commercial Portfolio Review

Commercial loans are identified as impaired and placed on a nonaccrual basis when it is determined that the payment of interest or principal is doubtful of collection or when interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection. Impaired commercial loans are written down to the extent that principal is judged to be uncollectible. Impaired collateral-dependent loans are written down to the lower of cost or collateral value. The following table summarizes commercial cash-basis loans at period end and net credit losses for the three months ended:

                                             Sept. 30,    June 30,     Sept. 30,
In millions of dollars                         2000         2000         1999
--------------------------------------------------------------------------------
Cash-basis loans
Global Relationship Banking                   $  475       $  465       $  302
Emerging Markets Corporate Banking             1,163        1,132        1,154
Investment Activities                              4            3           13
                                           -------------------------------------
Total cash-basis loans                        $1,642       $1,600       $1,469
-------------------------------------------=====================================
Net credit losses
Global Relationship Banking                   $   13       $   52       $    6
Emerging Markets Corporate Banking                22           79           82
Investment Activities                              7           --           --
                                           -------------------------------------
Total net credit losses                       $   42       $  131       $   88
-------------------------------------------=====================================

For a discussion of trends by business, see the business discussions on pages 14
- 16.

Citicorp's allowance for credit losses of $6.679 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citicorp's allowance for credit losses attributed to the commercial portfolio was $3.341 billion at September 30, 2000, $3.345 billion at June 30, 2000 and $3.257 billion at September 30, 1999. The increase in the allowance in 2000 reflects acquisitions.

                                           Sept. 30,      June 30,     Sept. 30,
In millions of dollars                       2000          2000          1999
--------------------------------------------------------------------------------
Commercial allowance for credit losses      $ 3,341      $ 3,345       $ 3,257
As a percentage of total commercial loans     2.85%         3.01%         3.40%
------------------------------------------======================================

GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING

                                            Three Months Ended             Nine Months Ended
                                               September 30,                 September 30,
                                          ----------------------   %     ----------------------    %
In millions of dollars                        2000     1999 (1)  Change     2000      1999 (1)   Change
---------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense      $ 487       $386      26      $1,470      $1,144      28
Adjusted operating expenses (2)                368        281      31       1,055         823      28
(Benefit) provision for credit losses           (3)         2      NM          22          12      83
                                          ----------------------         ----------------------
Core income before taxes                       122        103      18         393         309      27
Income taxes                                    46         39      18         146         114      28
                                          ----------------------         ----------------------
Core income                                     76         64      19         247         195      27
Restructuring-related items, after-tax          --         --      --           1          --      NM
                                          ----------------------         ----------------------
Net income                                   $  76       $ 64      19      $  248      $  195      27
------------------------------------------===============================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

The Global Investment Management and Private Banking group is composed of Citibank Asset Management and Global Retirement Services and the Global Private Bank. These businesses offer a broad range of asset management products and services from global investment centers around the world, including mutual funds, closed-end funds, managed accounts and personalized wealth management services to institutional, high net worth and retail clients.

Global Investment Management and Private Banking core income of $76 million in the 2000 third quarter and $247 million in the 2000 nine months was up $12 million or 19% and $52 million or 27% from a year ago. Revenues increased, driven by acquisitions in Global Retirement Services and growth in both assets and client business volumes under management. Expense growth was a result of higher costs associated with the acquisitions, additional investments in research, quantitative and technology expertise along with investments in front-end sales capabilities. The increase in the provision for credit losses in the nine-month period comparison related to a loan in Europe.

Citibank Asset Management and Global Retirement Services

                                            Three Months Ended         Nine Months Ended
                                               September 30,             September 30,
                                          ---------------------------------------------------
In millions of dollars                        2000        1999 (1)      2000       1999 (1)
---------------------------------------------------------------------------------------------
Total revenues, net of interest expense      $ 150       $  81          $433      $ 264
Total operating expenses                       154          91           418        268
                                          ---------------------------------------------------
(Loss) income before taxes                      (4)        (10)           15         (4)
Income (benefit) taxes                          --          (4)            7         (3)
                                          ---------------------------------------------------
Net (loss) income                            ($  4)      ($  6)         $  8      ($  1)
------------------------------------------===================================================
Assets under management
  (in billions of dollars) (2)               $ 155       $ 150          $155      $ 150
------------------------------------------===================================================

(1)   Reclassified to conform to the current period's presentation.
(2) Includes $31 billion and $36 billion in the 2000 and 1999 periods, respectively, for Global Private Bank clients and $4.55 billion in Emerging Markets Pension Administration assets at September 30, 2000.
--------------------------------------------------------------------------------

Citibank Asset Management and Global Retirement Services offers institutional, high net worth, and retail clients a broad range of investment disciplines from global investment centers around the world. Products and services offered include mutual funds, closed-end funds and separately managed accounts.

A net loss of $4 million in the 2000 third quarter and net income of $8 million in the 2000 nine months was up $2 million and $9 million from the comparable 1999 periods, reflecting the impact of acquisitions, partially offset by increased expenses.

Assets under management rose 3% from the year-ago third quarter to $155 billion, as growth in managed accounts, up $8.1 billion or 12% including $4.5 billion from acquisitions, and money fund assets, up $1.7 billion or 8%, more than offset the decline in long-term mutual fund assets caused primarily by the transfer of a large fund to another Citicorp business.

Revenues, net of interest expense, of $150 million and $433 million in the 2000 third quarter and nine months increased $69 million or 85% and $169 million or 64% from the 1999 third quarter and nine months, respectively, primarily reflecting acquisitions in the Latin America Retirement Services business.

Operating expenses of $154 million and $418 million in the 2000 third quarter and nine months increased $63 million or 69% and $150 million or 56% from the 1999 periods, reflecting the acquisitions, additional investments in research, quantitative and technology expertise and growth in overseas offices.

Global Private Bank

                                                  Three Months Ended               Nine Months Ended
                                                     September 30,                   September 30,
                                                ----------------------    %     ----------------------     %
In millions of dollars                             2000      1999 (1)   Change     2000      1999 (1)    Change
-----------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense           $ 337        $305       10      $1,037       $880       18
Adjusted operating expenses (2)                     214         190       13         637        555       15
(Benefit) provision for credit losses                (3)          2       NM          22         12       83
                                                ----------------------          ----------------------
Core income before taxes                            126         113       12         378        313       21
Income taxes                                         46          43        7         139        117       19
                                                ----------------------          ----------------------
Core income                                          80          70       14         239        196       22
Restructuring-related items, after-tax               --          --       --           1         --       NM
                                                ----------------------          ----------------------
Net income                                        $  80        $ 70       14      $  240       $196       22
------------------------------------------------=================================================================
Average assets (in billions of dollars)           $  26        $ 21       24      $   25       $ 19       32
Return on assets                                   1.22%       1.32%                1.28%      1.38%
------------------------------------------------=================================================================
Client business volumes
  under management (in billions of dollars)       $ 154        $128       20      $  154       $128       20
------------------------------------------------=================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Global Private Bank -- which provides personalized wealth management services for high net worth clients around the world - -- reported core income of $80 million in the 2000 third quarter, up $10 million or 14% from 1999, reflecting continued strong customer revenue momentum, partially offset by increased front-end staff expenses. Core income in the 2000 nine months was $239 million, up $43 million or 22% from 1999, reflecting the above, and a higher provision for credit losses.

Client business volumes under management, which comprise custody accounts, client assets under fee-based management, deposits, and loans, were $154 billion at September 30, 2000, up 20% from $128 billion a year ago, reflecting especially strong growth in the U.S., Asia Pacific, and CEEMEA. Business volumes grew in all product lines, led by the custody businesses.

Total revenues, net of interest expense, were $337 million in the 2000 third quarter and $1.037 billion in the 2000 nine months, up $32 million or 10% and $157 million or 18% from the 1999 periods. Net interest and recurring fee-based revenues increased $38 million or 19% from the 1999 third quarter and $111 million or 18% from the 1999 nine months. Transaction revenues, including trading, placement, and performance fees, decreased $3 million or 5% from the 1999 third quarter, but grew $46 million or 29% from the 1999 nine months. In the 2000 third quarter and nine months, the increase in revenues reflected continued favorable trends in the U.S., up $17 million or 16% and $48 million or 15%, respectively, from the comparable 1999 quarter and nine months, as well as growth internationally, with revenues up $15 million or 8% from the 1999 third quarter and $109 million or 19% from the 1999 nine months.

Total operating expenses of $214 million and $637 million in the 2000 third quarter and nine months were up $24 million or 13% and $82 million or 15% from the 1999 periods, primarily reflecting higher levels of bankers and product specialists hired to improve front-end sales and service capabilities.

The (benefit) provision for credit losses declined $5 million in the quarterly comparison and increased $10 million in the nine-month comparison. The increase in the 2000 nine months related to a loan in Europe. Net credit losses in the 2000 third quarter remained at a nominal level of 0.03% of average loans, compared with 0.05% for the 1999 third quarter. Loans 90 days or more past due remained low at $90 million or 0.36% of loans at September 30, 2000, compared to $145 million or 0.69% at September 30, 1999.

CORPORATE/OTHER

                                            Three Months Ended         Nine Months Ended
                                               September 30,             September 30,
                                          ---------------------------------------------------
In millions of dollars                        2000        1999 (1)      2000      1999 (1)
---------------------------------------------------------------------------------------------
Total revenues, net of interest expense      ($ 90)      $  30         ($185)      $ 150
Adjusted operating expenses (2)                136         161           557         413
                                          ---------------------------------------------------
Loss before tax benefits                      (226)       (131)         (742)       (263)
Income tax benefits                            (81)        (47)         (289)        (97)
                                          ---------------------------------------------------
Loss                                          (145)        (84)         (453)       (166)
Restructuring-related items, after-tax          (4)          2           (29)        (14)
                                          ---------------------------------------------------
Net loss                                     ($149)      ($ 82)        ($482)      ($180)
------------------------------------------===================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
--------------------------------------------------------------------------------

Corporate/Other includes net corporate treasury results, corporate staff and other corporate expenses, certain intersegment eliminations, and the remainder of internet-related development activities (e-Citi) not allocated to the individual businesses.

Revenues decreased $120 million and $335 million in the 2000 third quarter and nine months over the respective prior-year periods, primarily reflecting higher treasury costs. Adjusted operating expenses of $136 million in the 2000 third quarter decreased $25 million from the 1999 third quarter as a result of lower technology expenses and intersegment eliminations, partially offset by increases in certain unallocated corporate costs. Adjusted operating expenses of $557 million in the 2000 nine months increased $144 million from the same period in 1999, primarily reflecting increases in certain unallocated corporate costs, partially offset by a decrease in performance-based option expense. The 2000 nine-month period also included a $108 million pretax expense for the contribution of appreciated venture capital securities to the Citigroup Foundation, which had minimal impact on Citicorp's earnings after related tax benefits and investment gains, which are reflected in Investment Activities.

INVESTMENT ACTIVITIES

                                            Three Months Ended         Nine Months Ended
                                               September 30,             September 30,
                                          ---------------------------------------------------
In millions of dollars                        2000        1999 (1)      2000      1999 (1)
---------------------------------------------------------------------------------------------
Total revenues, net of interest expense      $439        $303          $2,029      $659
Total operating expenses                       26          17              69        48
Provision for credit losses                     7          --               7        --
                                          ---------------------------------------------------
Income before taxes                           406         286           1,953       611
Income taxes                                  150          99             715       211
                                          ---------------------------------------------------
Net income                                   $256        $187          $1,238      $400
------------------------------------------===================================================

(1)   Reclassified to conform to the current period's presentation.
--------------------------------------------------------------------------------

Investment Activities comprises Citicorp's venture capital activities, securities transactions related to certain corporate investments, and the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature. Investment Activities net income of $256 million in the 2000 third quarter was up $69 million from the comparable 1999 period, primarily reflecting gains on the exchange of certain Latin American bonds, partially offset by lower venture capital results. Investment Activities net income of $1.2 billion in the 2000 nine months was up $838 million from 1999, primarily reflecting strong performance in the venture capital portfolios and a higher level of securities transactions.

Revenues, net of interest expense, of $439 million in the 2000 third quarter increased $136 million from 1999, primarily reflecting gains on the exchange of Latin American bonds. For the 2000 nine months, revenues, net of interest expense, of $2.0 billion increased $1.4 billion from 1999, primarily reflecting an increase in venture capital results, gains on the Latin American bonds, and securities transactions in corporate-related investments. Partially offsetting the 2000 year-to-date increases were writedowns in the refinancing portfolio.

Investment Activities results may fluctuate in the future as a result of market and asset-specific factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See
"Forward-Looking Statements" on page 20.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could". These forward-looking statements involve risks and uncertainties including, but not limited to, global economic conditions, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors; changes in general economic conditions including the performance of global financial markets and prevailing inflation and interest rates; results of various Investment Activities; the impact of future bankruptcy filings and delinquent loans on net credit losses and the related loss ratio in the Cards business; the impact of proposed regulations and regulatory interpretations on risk-based capital guidelines; and the adoption by the Company of an FFIEC policy that provides guidance on the reporting of delinquent consumer loans and the timing of associated credit charge-offs for financial institution subsidiaries.

MANAGING GLOBAL RISK

The Credit Process

Citicorp's credit process is described in detail in Citicorp's 1999 Form 10-K.

The Market Risk Management Process

Market risk encompasses liquidity risk and price risk, both of which arise in the normal course of business of a global financial intermediary. Liquidity risk is the risk that some entity, in some location and in some currency, may be unable to meet a financial commitment to a customer, creditor, or investor when due. Price risk is the risk to earnings that arises from changes in interest rates, foreign exchange rates, equity and commodity prices and in their implied volatilities.

Citicorp's business and corporate oversight groups have well-defined market risk management responsibilities. Within each business, a process is in place to control market risk exposure. The risk management process includes the establishment of appropriate market controls, policies and procedures, appropriate senior management risk oversight with thorough risk analysis and reporting and independent risk management with capabilities to evaluate and monitor risk limits.

The risk management process is described in detail in Citicorp's 1999 Form 10-K.

Across Citicorp, price risk is measured using various tools, including Earnings-at-Risk and sensitivity analysis, which are applied to interest rate risk in the non-trading portfolios, and Value-at-Risk and stress and scenario analyses, which are applied to the trading portfolios.

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

Price risk in the non-trading portfolios is measured using Earnings-at-Risk within Citicorp, excluding CitiFinancial Credit Company, which measures price risk using sensitivity analysis.

At Citicorp, Earnings-at-Risk measures the discounted pretax earnings impact over a specified time horizon of a specified shift in the interest rate yield curve for the appropriate currency. The yield curve shift is statistically derived as a two standard deviation change in a short-term interest rate over the period required to defease the position (usually four weeks). Earnings-at-Risk is calculated separately for each currency and reflects the repricing gaps in the position, as well as option positions, both explicit and embedded.

Citicorp's primary non-trading price risk exposure is to movements in U.S. dollar interest rates. As of September 30, 2000, the rate shift over a four-week defeasance period applied to the U.S. dollar yield curve for purposes of calculating Earnings-at-Risk was 45 basis points. Citicorp also has Earnings-at-Risk in various other currencies; however, there are no significant risk concentrations in any individual non-U.S. dollar currency. As of September 30, 2000, the rate shifts applied to these currencies for purposes of calculating Earnings-at-Risk over a one- to four-week defeasance period ranged from 13 to 1,851 basis points, depending on the currency.

The following table illustrates that, as of September 30, 2000, a 45 basis point increase in the U.S. dollar yield curve would have a potential negative impact on Citicorp's pretax earnings of approximately $98 million in the next twelve months, and approximately $28 million for the total five-year period 2000-2005. A two standard deviation increase in non-U.S. dollar interest rates would have a potential negative impact on Citicorp's pretax earnings of approximately $82 million in the next twelve months, and approximately $169 million for the five-year period 2000-2005.

Citicorp Earnings-at-Risk (impact on pretax earnings)

                                                             Assuming a U.S.             Assuming a Non-U.S.
                                                           Dollar Rate Move of         Dollar Rate Move of (1)
                                                         Two Standard Deviations     Two Standard Deviations (2)
                                                     --------------------------------------------------------------
In millions of dollars at September 30, 2000             Increase       Decrease       Increase        Decrease
-------------------------------------------------------------------------------------------------------------------
Overnight to three months                                 ($25)          $  28           ($ 21)          $  20
Four to six months                                         (24)             27             (26)             23
Seven to twelve months                                     (49)             52             (35)             32
                                                     --------------------------------------------------------------
Total overnight to twelve months                           (98)            107             (82)             75
-----------------------------------------------------==============================================================
Year two                                                   (46)             43             (62)             59
Year three                                                  12             (16)            (21)             20
Year four                                                   63             (66)             (8)              8
Year five                                                   64             (76)            (13)             14
Effect of discounting                                      (23)             19              17             (16)
                                                     --------------------------------------------------------------
   Total                                                  ($28)          ($ 11)          ($169)          $ 160
-----------------------------------------------------==============================================================

(1) Primarily results from Earnings-at-Risk in the Euro, Canadian dollar, Mexican Peso and Singapore dollar.
(2) Total assumes a two standard deviation increase or decrease for every currency, not taking into account any covariance between currencies.
--------------------------------------------------------------------------------

The table above also illustrates that the U.S. dollar risk profile in the one- to two-year time horizon was directionally similar, but generally tends to reverse in subsequent periods. This reflects the fact that the majority of the derivative instruments utilized to modify repricing characteristics as described above will mature within two years.

The following table summarizes the worldwide Earnings-at-Risk over the next 12 months from changes in interest rates and illustrates that Citicorp's pretax earnings in its non-trading activities over the next 12 months would be reduced by an increase in interest rates and would benefit from a decrease in interest rates.

Citicorp Twelve Month Earnings-at-Risk (impact on pretax earnings)

                                                       U.S. Dollar                         Non-U.S. Dollar
                                         -------------------------------------------------------------------------------
                                           Sept. 30,     Dec. 31,    Sept. 30,   Sept. 30,     Dec. 31,   Sept. 30,
In millions of dollars                        2000         1999         1999        2000         1999        1999
------------------------------------------------------------------------------------------------------------------------
Assuming a two standard deviation rate
Increase                                     ($ 98)       ($166)       ($151)       ($82)       ($119)       ($98)
Decrease                                       107          178          165          75          120          99
-----------------------------------------===============================================================================

Interest rate swaps and similar instruments effectively modify the repricing characteristics of certain consumer and commercial loan portfolios, deposits, and long-term debt. Excluding the effects of these instruments, Citicorp's Earnings-at-Risk over the next twelve months in its non-trading activities would be as follows:

                                                       U.S. Dollar                         Non-U.S. Dollar
                                         -------------------------------------------------------------------------------
                                           Sept. 30,     Dec. 31,    Sept. 30,   Sept. 30,     Dec. 31,   Sept. 30,
In millions of dollars                        2000         1999         1999        2000         1999        1999
------------------------------------------------------------------------------------------------------------------------
Assuming a two standard deviation rate
Increase                                     ($18)        ($30)        ($19)        ($63)       ($120)       ($130)
Decrease                                       28           42           33           64          121          130
-----------------------------------------===============================================================================

During the first nine months of 2000, Citicorp's U.S. dollar Earnings-at-Risk for the following 12 months assuming a two standard deviation increase in rates would have had a potential negative impact ranging from approximately $76 million to $146 million in the aggregate at each month end, compared with a range from $73 million to $166 million at each month end during 1999. A two standard deviation increase in non-U.S. dollar interest rates for the following twelve months would have had a potential negative impact ranging from approximately $78 million to $123 million in the aggregate at each month end during the first nine months of 2000, compared with a range from $95 million to $121 million at each month end during 1999.

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

The level of exposure taken depends on the market environment and expectations of future price and market movements, and will vary from period to period. For Citicorp's major trading centers, the aggregate pretax Value-at-Risk in the trading portfolios was $27 million at September 30, 2000. Daily exposures at Citicorp averaged $24 million in the third quarter of 2000 and ranged from $16 million to $32 million.

The following table summarizes Citicorp's Value-at-Risk in its trading portfolios as of September 30, 2000 and December 31, 1999 along with the 2000 third quarter averages.

                                                            2000
                                                            Third
                                           Sept. 30,       Quarter      Dec. 31,
In millions of dollars                        2000         Average        1999
--------------------------------------------------------------------------------
Interest rate                                 $ 15          $ 17          $ 15
Foreign exchange                                 5             7            17
Equity                                          19            16            11
All other (primarily commodity)                 15             7             2
Covariance adjustment                          (27)          (23)          (21)
                                          --------------------------------------
   Total                                      $ 27          $ 24          $ 24
------------------------------------------======================================

The table below provides the distribution of Value-at-Risk during the third quarter of 2000.

In millions of dollars                                     Low             High
--------------------------------------------------------------------------------
Interest rate                                              $13             $26
Foreign exchange                                             5              13
Equity                                                      11              20
All other (primarily commodity)                              1              18
--------------------------------------------------------========================

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

Beginning April 1, 2000, the FFIEC revised their cross-border reporting guidelines to allow credit derivative contracts containing cross-border provisions to be treated as effective guarantees. Purchased credit derivative contracts where Citicorp is the beneficiary shift the underlying exposure to the guarantor country. Written credit derivative contracts where Citicorp provides an effective guarantee are included as cross-border commitments in the country of the underlying credit exposure. Total cross-border outstandings and commitments at December 31, 1999 have not been restated.

The following table presents total cross-border outstandings and commitments on a regulatory basis in accordance with FFIEC guidelines. Total cross-border outstandings include cross-border claims on third parties as well as investments in and funding of local franchises, as described in the 1999 Form 10-K. Countries with outstandings greater than 0.75% of Citicorp assets at September 30, 2000 or December 31, 1999 include:

                                                                                                September 30,       December 31,
                                                                                                    2000                1999
                                        ---------------------------------------------------------------------     ------------------
                                          Cross-Border Claims on Third Parties
                                        -----------------------------------------
                                                                                                Total              Total
                                                                         Trading   Investments  Cross-             Cross
                                                                           and       in and     Border             Border
                                                                          Short-     Funding     Out-               Out-
                                                                           Term     of Local    stand    Commit-   stand-  Commit-
In billions of dollars at period ended  Banks   Public  Private   Total  Claims(1)  Franchises   ings    ments (2)  ings   ments (2)
------------------------------------------------------------------------------------------------------------------------------------
Germany                                 $  3.0  $ 1.4   $  1.8   $  6.2   $  4.8     $  3.5     $  9.7   $ 6.5     $ 8.3   $  3.7
Brazil                                     0.9    0.7      2.5      4.1      2.3        3.4        7.5     0.2       3.7      0.1
Italy                                      2.7    2.1      0.8      5.6      3.7        1.3        6.9     5.7       3.3      0.4
Netherlands                                1.4    0.5      4.7      6.6      5.8         --        6.6     5.0       3.2      2.9
France                                     3.0    0.2      2.1      5.3      3.7         --        5.3    11.3       4.2      2.2
United Kingdom                             1.2     --      2.9      4.1      3.1         --        4.1    15.4       4.4     15.5
Mexico                                      --    1.5      1.7      3.2      1.7        0.1        3.3     0.3       3.7      0.1
Switzerland                                1.4     --      1.7      3.1      2.9         --        3.1     2.5       3.1      1.4
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

A diversity of funding sources, currencies, and maturities is used to gain a broad access to the investor base. Citicorp's deposits, which represented 66% of its total funding at September 30, 2000 and 67% at December 31, 1999, are broadly diversified by both geography and customer segments.

Stockholder's equity, which grew $6.1 billion during the nine months of 2000 to $32.1 billion at September 30, 2000, continues to be an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp and its subsidiaries. Total Citicorp long-term debt outstanding at the end of the 2000 third quarter was $32.4 billion, up from $26.4 billion at 1999 year-end. Securitization of both credit card receivables and consumer mortgages continues to be an important source of liquidity. Loans securitized during the first nine months included $7.2 billion of U.S. consumer mortgages and $2.9 billion of U.S. credit cards. As previous credit card securitizations amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. During the nine months of 2000, the scheduled amortization of certain credit card securitization transactions made available $7.2 billion of new receivables. In addition, $1.0 billion of credit card securitization transactions are scheduled to amortize during the rest of 2000.

Citicorp is a legal entity separate and distinct from Citibank, N.A. and its other subsidiaries and affiliates. As discussed in the 1999 Form 10-K, there are various legal limitations on the extent to which Citicorp's subsidiaries may extend credit, pay dividends, or otherwise supply funds to Citicorp. As of September 30, 2000, under their applicable dividend limitations, Citicorp's national and state-chartered bank subsidiaries could have declared dividends to their respective parent companies without regulatory approval of approximately $7.9 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that, as of September 30, 2000, its bank subsidiaries could have distributed dividends to Citicorp, directly or through their parent holding company, of approximately $7.0 billion of the available $7.9 billion.

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

Citicorp Ratios

                                             Sept. 30,     June 30,     Dec. 31,
                                                2000         2000         1999
--------------------------------------------------------------------------------
Tier 1 Capital                                  8.24%        8.02%        8.11%
Total Capital (Tier 1 and Tier 2)              12.31        11.95        12.10
Leverage (1)                                    7.08         6.90         6.83
Common Stockholder's Equity                     7.31         7.08         6.70
-------------------------------------------=====================================

(1)   Tier 1 capital divided by adjusted average assets.
--------------------------------------------------------------------------------

Citicorp maintained a strong capital position during the 2000 third quarter. Total capital (Tier 1 and Tier 2) amounted to $44.6 billion at September 30, 2000, representing 12.31% of net risk adjusted assets. This compares with $41.5 billion and 11.95% at June 30, 2000, and $37.4 billion and 12.10% at December 31, 1999. Tier 1 capital of $29.9 billion at September 30, 2000 represented 8.24% of net risk adjusted assets, compared with $27.9 billion and 8.02% at June 30, 2000 and $25.0 billion and 8.11% at December 31, 1999. The Tier 1 capital ratio at September 30, 2000 was within Citicorp's target range of 8.00% to 8.30%.

Components of Capital Under Regulatory Guidelines

                                                                   Sept. 30,       June 30,       Dec. 31,
In millions of dollars                                               2000           2000           1999
------------------------------------------------------------------------------------------------------------
Tier 1 Capital
Common Stockholder's Equity                                        $  32,120      $  30,003      $  26,047
Mandatorily Redeemable Securities of Subsidiary Trusts                   975            975            975
Minority Interest(1)                                                     292            400            133
Less: Net Unrealized Gain on Securities Available for Sale (2)          (199)          (347)          (340)
Less: Intangible Assets (1)                                           (3,301)        (3,149)        (1,760)
50% Investment in Certain Subsidiaries (3)                               (28)           (27)           (21)
                                                                 -------------------------------------------
Total Tier 1 Capital                                                  29,859         27,855         25,034
------------------------------------------------------------------------------------------------------------
Tier 2 Capital
Allowance for Credit Losses (4)                                        4,555          4,371          3,895
Qualifying Debt (5)                                                    9,988          9,022          8,128
Unrealized Marketable Equity Securities Gains (2)                        215            270            315
Less: 50% Investment in Certain Subsidiaries (3)                         (28)           (27)           (21)
                                                                 -------------------------------------------
Total Tier 2 Capital                                                  14,730         13,636         12,317
                                                                 -------------------------------------------
Total Capital (Tier 1 and Tier 2)                                  $  44,589      $  41,491      $  37,351
-----------------------------------------------------------------===========================================
Net Risk-Adjusted Assets (6)                                       $ 362,182      $ 347,242      $ 308,697
-----------------------------------------------------------------===========================================

(1) Intangible assets include goodwill and certain other identifiable intangible assets. The increase in goodwill and the related decrease in minority interest during the 2000 third quarter were attributable to the increase in ownership percentage of Handlowy during the quarter.
(2) Tier 1 capital excludes unrealized gains and losses on debt securities available for sale in accordance with regulatory risk-based capital guidelines. The federal bank regulatory agencies permit institutions to include in Tier 2 capital up to 45% of pretax net unrealized holding gains on available-for-sale equity securities with readily determinable fair values.
(3) Represents investment in certain overseas insurance activities and unconsolidated banking and finance subsidiaries.
(4) Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.
(5) Includes qualifying senior and subordinated debt in an amount not exceeding 50% of Tier 1 capital and subordinated capital notes subject to certain limitations. Tier 2 capital included $3.8 billion of subordinated debt issued to Citigroup (Parent Company) at September 30, 2000, $2.6 billion at June 30, 2000 and $1.4 billion at December 31, 1999.
(6) The increase in net risk-adjusted assets during the 2000 third quarter was primarily attributable to the growth in consumer and commercial loans. Net risk-adjusted assets includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $17.7 billion for interest rate, commodity and equity derivative contracts and foreign exchange contracts as of September 30, 2000, compared to $15.5 billion as of June 30, 2000 and $15.8 billion as of December 31, 1999. Net risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses.
--------------------------------------------------------------------------------

Common stockholder's equity increased $2.1 billion during the 2000 third quarter to $32.1 billion at September 30, 2000, representing 7.31% of assets, compared to 7.08% at June 30, 2000 and 6.70% at December 31, 1999. The net increase in common stockholder's equity during the quarter principally reflected net income of $1.8 billion and a capital contribution of $580 million from Citigroup (Parent Company), offset by a decrease in unrealized gains on securities available-for-sale of $148 million and foreign currency translation of $89 million.

The mandatorily redeemable securities of subsidiary trusts (trust securities) outstanding at September 30, 2000 of $975 million qualify as Tier 1 capital and are included in long-term debt on the balance sheet. For both the nine months ended September 30, 2000 and 1999, interest expense on the trust securities amounted to $57 million.

Citicorp's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At September 30, 2000, all of Citicorp's subsidiary depository institutions were "well capitalized" under the federal bank regulatory agencies' definitions.

Citibank, N.A. Ratios

                                             Sept. 30,     June 30,     Dec. 31,
                                                2000         2000         1999
--------------------------------------------------------------------------------
Tier 1 Capital                                  8.46%        8.08%        8.25%
Total Capital (Tier 1 and Tier 2)              12.60        12.08        12.31
Leverage                                        6.77         6.51         6.53
Common Stockholder's Equity                     7.17         6.86         6.58
---------------------------------------------===================================

Citibank's net income for the third quarter of 2000 amounted to $1.2 billion. Citibank had $8.2 billion of subordinated notes outstanding at September 30, 2000, $7.5 billion outstanding at June 30, 2000, and $6.9 billion outstanding at December 31, 1999 that were issued to Citicorp (Parent Company) and included in Citibank's Tier 2 capital.

During the first quarter of 2000, the FRB issued a proposed rule that would govern the regulatory capital treatment of merchant banking investments and certain similar equity investments, including investments made by venture capital entities in nonfinancial companies held by bank holding companies. The proposed rule would increase the capital requirement for such investments by imposing a 50% capital requirement. The Company is monitoring the status and progress of the proposed rule.

Additionally, from time to time, the FRB and the FFIEC propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 20.

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)          Citicorp and Subsidiaries

                                                              Three Months Ended          Nine Months Ended
                                                                 September 30,               September 30,
                                                           -----------------------------------------------------
In millions of dollars                                        2000         1999          2000           1999
----------------------------------------------------------------------------------------------------------------
Interest revenue
Loans, including fees                                        $7,031       $ 5,735       $19,507       $17,099
Deposits with banks                                             312           268           844           762
Federal funds sold and securities
 purchased under resale agreements                              102            79           273           317
Securities, including dividends                                 708           877         2,319         2,872
Trading account assets                                          250           143           720           517
Loans held for sale                                             236           148           527           434
                                                           -----------------------------------------------------
                                                              8,639         7,250        24,190        22,001
                                                           -----------------------------------------------------
Interest expense
Deposits                                                      3,608         2,689         9,609         8,121
Trading account liabilities                                      11            27            44            65
Purchased funds and other borrowings                            687           423         1,777         1,568
Long-term debt                                                  493           469         1,424         1,401
                                                           -----------------------------------------------------
                                                              4,799         3,608        12,854        11,155
                                                           -----------------------------------------------------
Net interest revenue                                          3,840         3,642        11,336        10,846

Provision for credit losses                                     633           632         2,095         2,151
                                                           -----------------------------------------------------

Net interest revenue after provision for credit losses        3,207         3,010         9,241         8,695
                                                           -----------------------------------------------------

Fees, commissions, and other revenue
Fees and commissions                                          2,328         1,872         6,826         5,426
Foreign exchange                                                284           358         1,104         1,214
Trading account                                                 469           252         1,149           694
Securities transactions                                         452            28           749           202
Other revenue                                                   634           971         3,394         2,585
                                                           -----------------------------------------------------
                                                              4,167         3,481        13,222        10,121
                                                           -----------------------------------------------------
Operating expense
Salaries                                                      1,752         1,585         5,181         4,687
Employee benefits                                               316           312           956           952
                                                           -----------------------------------------------------
     Total employee                                           2,068         1,897         6,137         5,639
Net premises and equipment                                      642           624         1,913         1,856
Restructuring - related items                                    36            53            60           179
Other expense                                                 1,810         1,662         5,515         4,949
                                                           -----------------------------------------------------
                                                              4,556         4,236        13,625        12,623
                                                           -----------------------------------------------------
Income before taxes                                           2,818         2,255         8,838         6,193

Income taxes                                                  1,049           845         3,257         2,325
                                                           -----------------------------------------------------

Net income                                                   $1,769       $ 1,410       $ 5,581       $ 3,868
-----------------------------------------------------------=====================================================

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED BALANCE SHEETS                            Citicorp and Subsidiaries

                                                                        September 30,
                                                                             2000         December 31,
In millions of dollars                                                   (Unaudited)          1999
--------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                   $   9,060        $  11,385
Deposits at interest with banks                                              13,808           12,095
Securities, at fair value
   Available for sale and short-term and other                               43,263           46,592
   Venture capital                                                            5,114            4,160
Trading account assets                                                       36,884           31,540
Loans held for sale                                                           8,040            4,463
Federal funds sold and securities purchased under resale agreements           5,407            6,048
Loans, net
   Consumer                                                                 170,058          147,968
   Commercial                                                               117,251           97,485
                                                                       ---------------------------------
Loans, net of unearned income                                               287,309          245,453
   Allowance for credit losses                                               (6,679)          (6,679)
                                                                       ---------------------------------
     Total loans, net                                                       280,630          238,774
Customers' acceptance liability                                               1,363            1,133
Premises and equipment, net                                                   4,921            4,900
Interest and fees receivable                                                  4,525            3,836
Other assets                                                                 26,634           23,644
                                                                       ---------------------------------
Total assets                                                              $ 439,649        $ 388,570
-----------------------------------------------------------------------=================================
Liabilities
Non-interest-bearing deposits in U.S. offices                             $  18,533        $  19,492
Interest-bearing deposits in U.S. offices                                    54,657           49,462
Non-interest-bearing deposits in offices outside the U.S.                    13,589           12,132
Interest-bearing deposits in offices outside the U.S.                       204,817          179,627
                                                                       ---------------------------------
     Total deposits                                                         291,596          260,713
Trading account liabilities                                                  25,585           27,429
Purchased funds and other borrowings                                         33,421           25,096
Acceptances outstanding                                                       1,404            1,222
Accrued taxes and other expense                                               9,312            8,416
Other liabilities                                                            13,779           13,204
Long-term debt                                                               32,432           26,443

Stockholder's equity
Common stock: ($0.01 par value)
   Issued shares: 1,000 in each period                                           --               --
Surplus                                                                       7,649            5,844
Retained earnings                                                            25,079           20,498
Accumulated other changes in equity from nonowner sources (1)                  (608)            (295)
                                                                       ---------------------------------
Total stockholder's equity                                                   32,120           26,047
                                                                       ---------------------------------
Total liabilities and stockholder's equity                                $ 439,649        $ 388,570
-----------------------------------------------------------------------=================================

(1) Amounts at September 30, 2000 and December 31, 1999 include the after-tax amounts for net unrealized gains on securities available for sale of $199 million and $340 million, respectively, and foreign currency translation of ($807) million and ($635) million, respectively.
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)

                                                       Citicorp and Subsidiaries

                                                                                          Nine Months Ended September 30,
                                                                                        ----------------------------------
In millions of dollars                                                                         2000            1999
--------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                                               $ 26,047        $ 24,686

Net income                                                                                      5,581           3,868
Net change in unrealized gains and losses on securities available for sale, net of tax           (141)            101
Foreign currency translation adjustment, net of tax                                              (172)            (55)
                                                                                        ----------------------------------
   Total changes in equity from nonowner sources                                                5,268           3,914

Common cash dividends declared                                                                 (1,000)         (4,150)

Capital contribution from Parent                                                                1,782             321

Employee benefit plans and other activity                                                          23              77
                                                                                        ----------------------------------

Balance at end of period                                                                     $ 32,120        $ 24,848
----------------------------------------------------------------------------------------==================================
Summary of changes in equity from nonowner sources
Net income                                                                                   $  5,581        $  3,868
Other changes in equity from nonowner sources                                                    (313)             46
                                                                                        ----------------------------------
Total changes in equity from nonowner sources                                                $  5,268        $  3,914
----------------------------------------------------------------------------------------==================================

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)      Citicorp and Subsidiaries

                                                                                              Nine Months Ended September 30,
                                                                                           ------------------------------------
In millions of dollars                                                                             2000           1999
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income                                                                                       $  5,581        $  3,868
Adjustments to reconcile net income to net cash (used in) provided by operating activities
   Provision for credit losses                                                                      2,095           2,151
   Depreciation and amortization of premises and equipment                                            696             670
   Amortization of goodwill and acquisition premium costs                                             278             218
   Restructuring-related items                                                                         60             179
   Venture capital activity                                                                          (954)           (564)
   Net gain on sale of securities                                                                    (749)           (202)
   Changes in accruals and other, net                                                              (1,321)          2,346
   Net increase in loans held for sale                                                             (3,577)           (158)
   Net (increase) decrease in trading account assets                                               (5,344)          2,581
   Net decrease in trading account liabilities                                                     (1,844)         (5,690)
                                                                                           ------------------------------------
Total adjustments                                                                                 (10,660)          1,531
                                                                                           ------------------------------------
Net cash (used in) provided by operating activities                                                (5,079)          5,399
-------------------------------------------------------------------------------------------====================================
Cash flows from investing activities
Net increase in deposits at interest with banks                                                    (1,713)           (504)
Securities -- available for sale and short-term and other
   Purchases                                                                                      (44,386)        (42,267)
   Proceeds from sales                                                                             24,548          19,311
   Maturities                                                                                      22,376          20,867
Net decrease in federal funds sold and securities purchased under resale agreements                   641           2,223
Net increase in loans                                                                             (58,995)        (93,581)
Proceeds from sales of loans                                                                       22,212          77,596
Business acquisitions                                                                              (3,634)         (2,150)
Capital expenditures on premises and equipment                                                       (859)           (813)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and other real
  estate owned                                                                                        510             288
                                                                                           ------------------------------------
Net cash used in investing activities                                                             (39,300)        (19,030)
-------------------------------------------------------------------------------------------====================================
Cash flows from financing activities
Net increase in deposits                                                                           30,883          21,097
Net increase (decrease) in federal funds purchased and securities sold under repurchase
  agreements                                                                                        4,041          (2,921)
Net increase (decrease) in commercial paper and funds borrowed                                      2,615          (1,309)
Proceeds from issuance of long-term debt                                                            7,809           3,382
Repayment of long-term debt                                                                        (3,421)         (2,893)
Contribution from Citigroup                                                                         1,600             321
Dividends paid                                                                                     (1,000)         (4,150)
                                                                                           ------------------------------------
Net cash provided by financing activities                                                          42,527          13,527
-------------------------------------------------------------------------------------------====================================
Effect of exchange rate changes on cash and due from banks                                           (473)           (266)
-------------------------------------------------------------------------------------------====================================
Net decrease in cash and due from banks                                                            (2,325)           (370)
Cash and due from banks at beginning of period                                                     11,385           9,031
                                                                                           ------------------------------------
Cash and due from banks at end of period                                                         $  9,060        $  8,661
-------------------------------------------------------------------------------------------====================================
Supplemental disclosure of cash flow information
Cash paid during the period for:
   Interest                                                                                      $ 11,140        $ 10,299
   Income taxes                                                                                     2,252           2,040
Non-cash investing activities:
Transfers from loans to other real estate owned                                                  $    235        $    202
-------------------------------------------------------------------------------------------====================================

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED BALANCE SHEETS                      Citibank, N.A. and Subsidiaries

                                                                             Sept. 30,
                                                                                2000         December 31,
In millions of dollars                                                      (Unaudited)          1999
----------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                      $   8,554        $  10,648
Deposits at interest with banks                                                 15,678           12,961
Securities, at fair value
   Available for sale                                                           34,759           37,071
   Venture capital                                                               3,804            3,423
Trading account assets                                                          34,918           28,321
Loans held for sale                                                              1,097            1,279
Federal funds sold and securities purchased under resale agreements              5,150            7,255
Loans, net of unearned income                                                  243,102          207,935
Allowance for credit losses                                                     (4,655)          (4,647)
                                                                         ---------------------------------
     Loans, net                                                                238,447          203,288
Customers' acceptance liability                                                  1,364            1,134
Premises and equipment, net                                                      3,875            3,808
Interest and fees receivable                                                     3,757            3,345
Other assets                                                                    17,595           15,366
                                                                         ---------------------------------
Total assets                                                                 $ 368,998        $ 327,899
-------------------------------------------------------------------------=================================
Liabilities
Non-interest-bearing deposits in U.S. offices                                $  14,223        $  15,501
Interest-bearing deposits in U.S. offices                                       36,142           32,469
Non-interest-bearing deposits in offices outside the U.S.                       13,595           12,185
Interest-bearing deposits in offices outside the U.S.                          198,973          174,677
                                                                         ---------------------------------
   Total deposits                                                              262,933          234,832
Trading account liabilities                                                     24,753           26,196
Purchased funds and other borrowings                                            22,482           19,112
Acceptances outstanding                                                          1,404            1,222
Accrued taxes and other expense                                                  6,258            5,273
Other liabilities                                                                8,097            7,950
Long-term debt and subordinated notes                                           16,596           11,752

Stockholder's equity
Capital stock ($20.00 par value)                                                   751              751
   outstanding shares: 37,534,553 in each period
Surplus                                                                         11,254            9,836
Retained earnings                                                               15,349           11,565
Accumulated other changes in equity from nonowner sources (1)                     (879)            (590)
                                                                         ---------------------------------
Total stockholder's equity                                                      26,475           21,562
                                                                         ---------------------------------
Total liabilities and stockholder's equity                                   $ 368,998        $ 327,899
-------------------------------------------------------------------------=================================

(1) Amounts at September 30, 2000 and December 31, 1999 include the after-tax amounts for net unrealized gains (losses) on securities available for sale of ($8) million and $116 million, respectively, and foreign currency translation of ($871) million and ($706) million, respectively.
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements (Unaudited).

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2000 and for the three- and nine-month periods ended September 30, 2000 and 1999 are unaudited and include the accounts of Citicorp and its subsidiaries (collectively, the Company). The Company is an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but is not required for interim reporting purposes, has been condensed or omitted.

Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

2. Pending Transaction

Pursuant to an Agreement and Plan of Merger dated as of October 6, 2000, Citigroup and Associates First Capital Corporation (Associates) have agreed to merge a wholly owned subsidiary of Citigroup with and into Associates, making Associates a subsidiary of Citigroup. The Boards of Directors of both Citigroup and Associates have approved the transaction. The transaction is expected to be completed prior to the end of 2000 and is subject to various regulatory approvals and the approval by the stockholders of Associates. The merger is expected to be a tax-free exchange and be accounted for on a "pooling of interests" basis. Citigroup has indicated that, upon completion of the merger, Citicorp intends to guarantee all of the outstanding indebtedness of Associates and its subsidiaries.

3. Future Application of Accounting Standards

Derivatives and hedge accounting. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", and it amended that statement in June 1999 and June 2000. Citicorp will adopt these new rules when they become effective on January 1, 2001 for calendar year companies.

The new rules will change the accounting treatment of derivative contracts (including foreign exchange contracts) that are employed to manage risk outside of Citicorp's trading activities, as well as certain derivative-like instruments embedded in other contracts. The rules require that all derivatives be recorded on the balance sheet at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction.

For fair value hedges, in which derivatives hedge the fair value of assets and liabilities, changes in the fair value of derivatives will be reflected in current earnings, together with changes in the fair value of the related hedged item. Citicorp's fair value hedges will primarily include hedges of fixed rate long-term debt, loans and available-for-sale securities. As a result, Citicorp expects that the net amount reflected in current earnings under the new rules will be substantially similar to the amounts under existing accounting practice.

For cash flow hedges, in which derivatives hedge the variability of cash flows related to floating rate assets, liabilities or forecasted transactions, the accounting treatment will depend on the effectiveness of the hedge. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value will not be included in current earnings but will be reported as other changes in stockholders' equity from nonowner sources. These changes in fair value will be included in earnings of future periods when earnings are also affected by the variability of the hedged cash flows. To the extent these derivatives are not effective, changes in their fair values will be immediately included in current earnings. Citicorp's cash flow hedges will primarily include hedges of floating rate credit card receivables and loans. As a result, while the earnings impact of cash flow hedges may be similar to existing accounting practice, the amounts included in other changes in stockholders' equity from nonowner sources may vary depending on market conditions.

For net investment hedges, in which derivatives hedge the foreign currency exposure of a net investment in a foreign operation, the accounting treatment will similarly depend on the effectiveness of the hedge. The effective portion of the change in fair value of the derivative is reflected in other changes in stockholders' equity from nonowner sources as part of the foreign currency translation adjustment. The ineffective portion will be reflected in current period earnings. Citicorp uses such derivative contracts as part of its strategy for hedging its net foreign investments. The impact on earnings and other changes in stockholders' equity from nonowner sources is not expected to be materially different from the current accounting practice.

Non-trading derivatives that do not qualify as hedges under the new rules, if not closed out prior to adoption, would be carried at fair value with changes in value included in current earnings. The initial revaluation of these derivatives at adoption of the new rules, along with the initial revaluations of other items discussed in the preceding paragraphs, will be recorded as cumulative effects of a change in accounting principle, after tax, in net income or in other changes in stockholders' equity from nonowner sources, as appropriate. These cumulative effects are not expected to be material to the financial statements.

Citicorp may make changes to risk management strategy outside of its trading activities, and it also anticipates a significant increase in the complexity of the accounting and recordkeeping requirements for these hedging activities, but overall it does not foresee a material impact on its financial position or results of operations from implementing the new rules. The FASB continues to deliberate potential changes to the new rules, the effects of which cannot be presently anticipated.

Transfers and servicing of financial assets. In September 2000, FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" (SFAS 140).

Provisions of SFAS 140 primarily relating to transfers of financial assets and securitizations that differ from provisions of SFAS 125 are effective for transfers taking place after March 31, 2001. SFAS 140 also provides revised guidance for an entity to be considered a qualifying special purpose entity
(QSPE). It is not expected that there will be a material effect on the financial statements relating to a change in consolidation status for existing QSPEs under SFAS 140.

SFAS 140 also amends the accounting for collateral and requires new disclosures for collateral, securitizations, and retained interests in securitizations. These provisions are effective for financial statements for fiscal years ending after December 15, 2000. The change in accounting for collateral is not expected to have a material effect on the financial statements.

4. Business Segment Information

The following table presents certain information regarding the Company's industry segments:

                                          Total Revenues, Net                                 Net
                                          of Interest Expense      Income Taxes       Income (Loss) (1)(2)   Identifiable Assets
                                        --------------------------------------------------------------------------------------------
                                                          Three Months Ended September 30,
In millions of dollars                  ------------------------------------------------------------------  Sept. 30,   Dec. 31,
 except identifiable assets in billions      2000    1999 (3)    2000      1999 (3)     2000      1999 (3)     2000     1999 (3)
------------------------------------------------------------------------------------------------------------------------------------
Global Consumer                            $ 4,685    $4,326   $    564    $    497    $   935    $   813    $   187    $   167
Global Corporate Bank                        2,486     2,078        374         257        651        428        203        177
Global Investment Management
  and Private Banking                          487       386         46          39         76         64         28         25
Investment Activities                          439       303        150          99        256        187         11         11
Corporate/Other                                (90)       30        (85)        (47)      (149)       (82)        11          9
                                        --------------------------------------------------------------------------------------------
Total                                      $ 8,007    $7,123   $  1,049    $    845    $ 1,769    $ 1,410    $   440    $   389
----------------------------------------============================================================================================
                                                               Total Revenues, Net                                   Net
                                                               of Interest Expense         Income Taxes     Income (Loss) (1)(2)
                                                            ------------------------------------------------------------------------
                                                                                   Nine Months Ended September 30,
                                                            ------------------------------------------------------------------------
In millions of dollars                                           2000      1999 (3)      2000     1999 (3)     2000     1999 (3)
------------------------------------------------------------------------------------------------------------------------------------
Global Consumer                                                $ 13,765    $ 12,538    $ 1,603    $ 1,292    $ 2,660    $ 2,101
Global Corporate Bank                                             7,479       6,476      1,101        813      1,917      1,352
Global Investment Management
  and Private Banking                                             1,470       1,144        147        114        248        195
Investment Activities                                             2,029         659        715        211      1,238        400
Corporate/Other                                                    (185)        150       (309)      (105)      (482)      (180)
                                                            ------------------------------------------------------------------------
Total                                                          $ 24,558    $ 20,967    $ 3,257    $ 2,325    $ 5,581    $ 3,868
----------------------------------------============================================================================================

(1) Results in the 2000 third quarter and nine-month periods reflect after-tax restructuring-related charges (credits) of $19 million and $13 million in Global Consumer and $4 million and $29 million in Corporate/Other, respectively, ($3) million in the nine-month period in Global Corporate Bank, and ($1) million in the nine-month period in Global Investment Management and Private Banking. The 1999 third quarter and nine-month results reflect after-tax restructuring-related charges (credits) of $17 million and $73 million in Global Consumer, $18 million and $25 million in Global Corporate Bank, and ($2) million and $14 million in Corporate/Other, respectively.
(2) Results in the 2000 third quarter and nine-month periods include pretax provisions for credit losses in Global Consumer of $594 million and $1.776 billion, in the Global Corporate Bank of $35 million and $290 million, in the Global Investment Management and Private Banking of ($3) million and $22 million, respectively, and $7 million in both periods for Investment Activities. The 1999 third quarter and nine-month period results reflect pretax provisions for credit losses in Global Consumer of $592 million and $1.878 billion, in Global Corporate Bank of $38 million and $261 million, and in Global Investment Management and Private Banking of $2 million and $12 million, respectively.
(3)   Reclassified to conform to the current period's presentation.
--------------------------------------------------------------------------------

5. Securities

                                                     September 30,  December 31,
In millions of dollars                                    2000          1999
--------------------------------------------------------------------------------
Securities Available for Sale, at Fair Value            $43,097       $46,403
Short-term and Other                                        166           189
                                                     ---------------------------
Available for Sale and Short-term and Other             $43,263       $46,592
                                                     ===========================
Venture Capital, at Fair Value (1)                       $5,114        $4,160
-----------------------------------------------------===========================

(1) For the nine months ended September 30, 2000, net pretax gains on investments held by venture capital entities totaled $1.73 billion, of which $1.46 billion and $321 million represented gross unrealized gains and losses, respectively. For the nine months ended September 30, 1999, net pretax gains on investments held by venture capital subsidiaries totaled $672 million, of which $835 million and $483 million represented gross unrealized gains and losses, respectively.
--------------------------------------------------------------------------------

                                                     September 30, 2000                       December 31, 1999(1)
                                           ----------------------------------------------------------------------------------
                                                              Gross         Gross
                                             Amortized   Unrealized    Unrealized                   Amortized
In millions of dollars                            Cost        Gains        Losses    Fair Value          Cost    Fair Value
-----------------------------------------------------------------------------------------------------------------------------
Securities Available for Sale
U.S. Treasury and Federal Agency               $ 7,205       $   39       $   133       $ 7,111       $ 8,824       $ 8,636
State and Municipal                              3,899          173            87         3,985         3,534         3,572
Foreign Government                              20,560          195           237        20,518        23,901        24,055
U.S. Corporate                                   3,155           92           139         3,108         3,009         2,892
Other Debt Securities                            4,178           25            25         4,178         3,279         3,297
Equity Securities (2)                            3,719          651           173         4,197         3,251         3,951
                                           ----------------------------------------------------------------------------------
                                               $42,716       $1,175       $   794       $43,097       $45,798       $46,403
-------------------------------------------==================================================================================

Securities Available for Sale Include --
   Mortgage-Backed Securities                  $ 4,975       $   13       $   117       $ 4,871       $ 5,258       $ 5,074
-------------------------------------------==================================================================================

(1) At December 31, 1999, gross pretax unrealized gains and losses on securities available for sale totaled $1.6 billion and $995 million, respectively.
(2) Includes non-marketable equity securities carried at cost, which are reported in both the amortized cost and fair value columns.
--------------------------------------------------------------------------------

6. Trading Account Assets and Liabilities

                                                        Sept. 30,     Dec. 31,
In millions of dollars                                    2000          1999
--------------------------------------------------------------------------------
Trading Account Assets
U.S. Treasury and Federal Agency Securities              $   390       $   131
Foreign Government, Corporate and Other Securities        15,234        10,627
Derivative and Foreign Exchange Contracts (1)             21,260        20,782
                                                       -------------------------
                                                         $36,884       $31,540
-------------------------------------------------------=========================
Trading Account Liabilities
Securities Sold, Not Yet Purchased                       $ 3,864       $ 4,391
Derivative and Foreign Exchange Contracts (1)             21,721        23,038
                                                       -------------------------
                                                         $25,585       $27,429
-------------------------------------------------------=========================

(1)   Net of master netting agreements and securitization.
--------------------------------------------------------------------------------

7. Restructuring-Related Items

                                                     Restructuring Initiatives
                                  ---------------------------------------------------------------
In millions of dollars              2000        1999          1998          1997         Total
-------------------------------------------------------------------------------------------------
Restructuring Charges               $ 41        $ 82        $ 1,008        $ 880        $ 2,011
Additional Severance Charges          --          --             54           --             54
Utilization (1)                      (41)        (82)          (895)        (803)        (1,821)
Changes in Estimates                  --          --           (165)         (77)          (242)
                                  ---------------------------------------------------------------
Balance at September 30, 2000       $ --        $ --        $     2        $  --        $     2
----------------------------------===============================================================

(1)   Utilization amounts include translation effects on the restructuring reserve.
--------------------------------------------------------------------------------

During the 2000 third quarter and nine months, Citicorp recorded restructuring charges of $24 million and $46 million, respectively. These amounts included $41 million (the 2000 charge) relating to new initiatives in the Global Consumer business and in Corporate/Other, as well as additional severance charges of $5 million (occurring in the 2000 second quarter) as a result of the continuing implementation of 1998 restructuring initiatives. The 2000 charge includes $37 million related to employee severance costs associated with the downsizing of various functions as well as $4 million related to exiting leasehold and other contractual obligations. The 2000 restructuring reserve was fully utilized as of September 30, 2000.

In 1999, Citicorp recorded restructuring charges of $131 million, including $82 million (the 1999 charge) of exit costs associated with new initiatives in the Global Consumer business primarily related to the reconfiguration of certain branch operations outside the U.S., the downsizing of certain marketing operations, and the exit of a non-strategic business, as well as additional severance charges of $49 million, which occurred in the 1999 third quarter, as a result of the continuing implementation of 1998 restructuring initiatives. The 1999 restructuring charge was fully utilized as of June 30, 2000.

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

The implementation of these restructuring initiatives also caused certain related premises and equipment assets to become redundant. The remaining depreciable lives of these assets were shortened, and accelerated depreciation charges (in addition to normal scheduled depreciation on these assets) is being recognized over these shortened lives. Accelerated depreciation of $12 million and $61 million was recorded in the 2000 third quarter and nine months, respectively. Accelerated depreciation of $41 million and $167 million was recorded during the 1999 third quarter and nine months, respectively.

Changes in estimates are attributable to facts and circumstances arising subsequent to an original restructuring charge. During the 2000 second quarter and the second half of 1999, changes in estimates resulted in reductions of $44 million and $121 million, ($9 million occurring in the 1999 third quarter), respectively, in the reserve for 1998 restructuring initiatives, attributable to lower than anticipated costs of implementing certain projects and a reduction in the scope of certain initiatives. Changes in estimates related to the 1997 restructuring initiatives resulted in a reduction of $77 million ($28 million occurring in the 1999 third quarter) attributable to lower than anticipated severance costs.

Additional information about restructuring-related items, including the business segments affected, may be found in the 1999 Annual Report on Form 10-K.

8. Derivative and Foreign Exchange Contracts

The table below presents the aggregate notional principal amounts of Citicorp's outstanding derivative and foreign exchange contracts at September 30, 2000 and December 31, 1999, along with the related balance sheet credit exposure. Additional information concerning Citicorp's derivative and foreign exchange products and activities, including a description of accounting policies, and credit and market risk management process is provided in the 1999 Annual Report on Form 10-K.

                                                                              Balance Sheet
                                         Notional Principal Amounts     Credit Exposure (1) (2)
                                        ---------------------------------------------------------------
                                          Sept. 30,      Dec. 31,       Sept. 30,      Dec. 31,
In billions of dollars                      2000           1999           2000           1999
-------------------------------------------------------------------------------------------------------
Interest Rate Products                    $2,909.3       $1,827.7       $    1.6       $    4.0
Foreign Exchange Products                  1,960.2        1,733.0           15.0           11.8
Equity Products                              110.7           86.8            3.0            4.5
Commodity Products                            21.4           21.3            1.5            0.2
Credit Derivative Products                    46.7           41.9            0.2            0.3
                                                                     ----------------------------------
                                                                        $   21.3       $   20.8
---------------------------------------------------------------------==================================

(1) There is no balance sheet credit exposure for futures contracts because they settle daily in cash, and none for written options because they represent obligations (rather than assets) of Citicorp.
(2) The balance sheet credit exposure reflects $37.0 billion and $26.8 billion of master netting agreements in effect at September 30, 2000 and December 31, 1999, respectively. Master netting agreements mitigate credit risk by permitting the offset of amounts due from and to individual counterparties in the event of counterparty default. In addition, Citibank has securitized and sold net receivables, and the associated credit risk related to certain derivative and foreign exchange contracts via Markets Assets Trust, which amounted to $2.7 billion at September 30, 2000 and $2.2 billion at December 31, 1999.
--------------------------------------------------------------------------------

The tables below provide data on the notional principal amounts and maturities of end-user (non-trading) derivatives, along with additional data on end-user interest rate swaps and net purchased option positions at the end of the third quarter 2000.

End-User Derivative Interest Rate and Foreign Exchange Contracts

                                     Notional Principal
                                         Amounts (1)                     Percentage of September 30, 2000 Amount Maturing
                                 ---------------------------------------------------------------------------------------------------
                                   Sept. 30,      Dec. 31,       Within        1 to        2 to       3 to        4 to        After
In billions of dollars               2000           1999         1 Year       2 Years     3 Years    4 Years     5 Years     5 Years
------------------------------------------------------------------------------------------------------------------------------------
Interest Rate Products
   Futures Contracts                $12.4          $ 6.8          100%          --%         --%        --%         --%         --%
   Forward Contracts                  3.2            3.8           99            1          --         --          --          --
   Swap Agreements                   91.2           89.7           37           15          11          9           7          21
   Option Contracts                   9.6            7.0           18           16           3         --          58           5
Foreign Exchange Products
   Futures and Forward Contracts     75.1           48.2           99            1          --         --          --          --
   Cross-Currency Swaps               3.7            4.6           16           30          37          4          --          13
Credit Derivative Products           29.4           29.2            3            4           7          8          18          60
---------------------------------===================================================================================================

(1)   Includes third party and intercompany contracts.
--------------------------------------------------------------------------------

End-User Interest Rate Swaps and Net Purchased Options as of September 30, 2000

                                                                                    Remaining Contracts Outstanding --
                                                                                        Notional Principal Amounts
                                                                   -----------------------------------------------------------------
In billions of dollars                                                 2000       2001      2002       2003      2004       2005
------------------------------------------------------------------------------------------------------------------------------------
Receive Fixed Swaps                                                   $58.5      $42.8     $36.3      $27.7     $20.4      $14.8
Weighted-Average Fixed Rate                                             6.2%       6.3%      6.3%       6.4%      6.6%       6.7%
Pay Fixed Swaps                                                        20.2       11.9       7.2        5.8       5.1        4.5
Weighted-Average Fixed Rate                                             6.2%       6.1%      6.1%       6.1%      6.2%       6.2%
Basis Swaps                                                            12.5        2.8       0.7        0.7       0.4        0.1
Purchased Floors                                                        7.3        5.7       4.7        4.7       4.7         --
Weighted-Average Floor Rate Purchased                                   5.9%       5.8%      5.8%       5.8%      5.8%        --%
Written Caps Related to Other Purchased Caps (1)                        2.3        2.2       1.7        1.4       1.4        0.5
Weighted-Average Cap Rate Written                                       9.8%       9.8%     10.6%      10.7%     10.7%      10.8%
------------------------------------------------------------------------------------------------------------------------------------
Three-Month Forward LIBOR Rates (2)                                     6.8%       6.5%      6.6%       6.7%      6.8%       7.0%
-------------------------------------------------------------------=================================================================

(1) Includes written options related to purchased options embedded in other financial instruments.
(2) Represents the implied forward yield curve for three-month LIBOR as of September 30, 2000, provided for reference.
--------------------------------------------------------------------------------

9. Contingencies

In the ordinary course of business, the Company is a defendant or co-defendant in various litigation matters. Although there can be no assurances, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.

10. Guaranteed Subsidiary Debt

Citicorp guarantees all outstanding long-term debt of CitiFinancial Credit Company (CCC), an indirect wholly owned subsidiary. In addition, Citicorp guarantees the obligations of CCC under its committed and available five-year revolving credit facilities under which no borrowings are currently outstanding. Under these facilities, which expire in 2002, CCC can borrow up to $3.4 billion. Citicorp is required to maintain a certain level of adjusted consolidated net worth (as defined in the agreements). At September 30, 2000, this requirement was exceeded by approximately $16.7 billion. CCC's results are reflected in the North America Cards, CitiFinancial and Corporate/Other segments and are fully consolidated in Citicorp's financial statements. Citicorp has not presented separate financial statements and other disclosures concerning CCC because management has determined that such information is not material to holders of CCC's debt securities. The following is summarized legal vehicle financial information for CCC.

Summarized Balance Sheet

                                                                                                   September 30,      December 31,
In millions of dollars                                                                                  2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Consumer loans, net of unearned income                                                                $20,036           $17,601
Allowance for credit losses                                                                              (448)             (433)
                                                                                                ------------------------------------
     Total loans, net                                                                                  19,588            17,168
Other assets                                                                                            4,636             3,379
                                                                                                ------------------------------------
Total assets                                                                                          $24,224           $20,547
------------------------------------------------------------------------------------------------====================================
Due to Citicorp and affiliates                                                                        $15,893           $11,763
Purchased funds and other borrowings                                                                       61                67
Other liabilities                                                                                       1,903             1,931
Long-term debt                                                                                          4,950             5,700
Stockholder's equity                                                                                    1,417             1,086
                                                                                                ------------------------------------
Total liabilities and stockholder's equity                                                            $24,224           $20,547
------------------------------------------------------------------------------------------------====================================

Summarized Income Statement

                                                                        Three Months Ended                 Nine Months Ended
                                                                           September 30,                     September 30,
                                                                 -----------------------------------------------------------------
In millions of dollars                                                2000              1999            2000              1999
----------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                               $493              $447           $1,427            $1,276
Operating expense                                                      221               169              650               533
Provision for credit losses                                            100                73              296               278
Net income                                                            $109              $130           $  305            $  297
-----------------------------------------------------------------=================================================================

--------------------------------------------------------------------------------
FINANCIAL DATA SUPPLEMENT
--------------------------------------------------------------------------------

AVERAGE BALANCES AND INTEREST RATES, Taxable Equivalent Basis - Quarterly (1)
(2) Citicorp and Subsidiaries

                                                      Average Volume           Interest Revenue/Expense        % Average Rate
                                           -----------------------------------------------------------------------------------------
                                             3rd Qtr.   2nd Qtr.   3rd Qtr.   3rd Qtr. 2nd Qtr.  3rd Qtr. 3rd Qtr. 2nd Qtr. 3rd Qtr.
In millions of dollars                        2000        2000       1999       2000     2000      1999     2000     2000    1999
------------------------------------------------------------------------------------------------------------------------------------
Loans (net of unearned income) (3)
Consumer loans
     In U.S. offices                        $106,238    $ 95,634   $ 77,752    $2,876   $2,528    $2,054   10.77    10.63   10.48
     In offices outside the U.S. (4)          61,208      60,191     58,427     1,597    1,586     1,604   10.38    10.60   10.89
                                           --------------------------------------------------------------
    Total consumer loans                     167,446     155,825    136,179     4,473    4,114     3,658   10.63    10.62   10.66
                                           --------------------------------------------------------------
Commercial loans
     In U.S. offices
         Commercial and industrial            21,213      19,658     15,861       399      374       317    7.48     7.65    7.93
         Mortgage and real estate                969         916      1,197        19       21        24    7.80     9.22    7.95
         Lease financing                       7,247       5,214      3,139       159      105        54    8.73     8.10    6.83
     In offices outside the U.S. (4)          79,855      76,732     72,337     1,982    1,893     1,683    9.87     9.92    9.23
                                           --------------------------------------------------------------
    Total commercial loans                   109,284     102,520     92,534     2,559    2,393     2,078    9.32     9.39    8.91
                                           --------------------------------------------------------------
    Total loans                              276,730     258,345    228,713     7,032    6,507     5,736   10.11    10.13    9.95
                                           --------------------------------------------------------------
Federal funds sold and resale agreements
In U.S. offices                                2,714       2,706      2,309        45       41        25    6.60     6.09    4.30
In offices outside the U.S. (4)                3,100       2,792      2,936        57       58        54    7.31     8.36    7.30
                                           --------------------------------------------------------------
    Total                                      5,814       5,498      5,245       102       99        79    6.98     7.24    5.98
                                           --------------------------------------------------------------
Securities, at fair value
In U.S. offices
     Taxable                                  17,581      17,362     14,452       182      176       162    4.12     4.08    4.45
     Exempt from U.S. income tax               3,787       3,749      3,381        62       57        51    6.51     6.12    5.98
In offices outside the U.S. (4)               27,524      29,545     28,085       477      563       681    6.89     7.66    9.62
                                           --------------------------------------------------------------
    Total                                     48,892      50,656     45,918       721      796       894    5.87     6.32    7.72
                                           --------------------------------------------------------------
Trading account assets (5)
In U.S. offices                                4,579       4,262      3,015        61       56        32    5.30     5.28    4.21
In offices outside the U.S. (4)               11,247      10,056      6,756       190      200       111    6.72     8.00    6.52
                                           --------------------------------------------------------------
    Total                                     15,826      14,318      9,771       251      256       143    6.31     7.19    5.81
                                           --------------------------------------------------------------
Loans held for sale, in U.S. offices           7,814       5,815      5,198       236      172       148   12.02    11.90   11.30
Deposits at interest with banks (4)           13,521      12,327     13,108       312      276       268    9.18     9.01    8.11
                                           --------------------------------------------------------------
Total interest-earning assets                368,597     346,959    307,953    $8,654   $8,106    $7,268    9.34     9.40    9.36
                                                                             =======================================================
Non-interest-earning assets (5)               57,255      60,053     49,808
                                           ---------------------------------
Total assets                                $425,852    $407,012   $357,761
-------------------------------------------=================================--------------------------------------------------------
Deposits
In U.S. offices
     Savings deposits (6)                   $ 36,319    $ 36,530   $ 33,455    $  314   $  286    $  233    3.44     3.15    2.76
     Other time deposits                      18,079      15,844     11,614       288      226       101    6.34     5.74    3.45
In offices outside the U.S. (4)              202,464     188,323    168,807     3,006    2,686     2,355    5.91     5.74    5.53
                                           --------------------------------------------------------------
    Total                                    256,862     240,697    213,876     3,608    3,198     2,689    5.59     5.34    4.99
                                           --------------------------------------------------------------
Trading account liabilities (5)
In U.S. offices                                1,903       1,389      2,023        10        7        16    2.09     2.03    3.14
In offices outside the U.S. (4)                2,541       1,512      1,143         1        7        11    0.16     1.86    3.82
                                           --------------------------------------------------------------
    Total                                      4,444       2,901      3,166        11       14        27    0.98     1.94    3.38
                                           --------------------------------------------------------------
Purchased funds and other borrowings
In U.S. offices                               22,504      22,834     13,670       388      359       168    6.86     6.32    4.88
In offices outside the U.S. (4)                8,710       8,414      7,592       299      267       255   13.66    12.76   13.33
                                           --------------------------------------------------------------
    Total                                     31,214      31,248     21,262       687      626       423    8.76     8.06    7.89
                                           --------------------------------------------------------------
Long-term debt
In U.S. offices                               23,820      21,496     22,590       405      357       326    6.76     6.68    5.73
In offices outside the U.S. (4)                5,264       4,561      4,872        88       99       143    6.65     8.73   11.64
                                           --------------------------------------------------------------
    Total                                     29,084      26,057     27,462       493      456       469    6.74     7.04    6.78
                                           --------------------------------------------------------------
Total interest-bearing liabilities           321,604     300,903    265,766    $4,799   $4,294    $3,608    5.94     5.74    5.39
                                                                             =======================================================
Demand deposits in U.S. offices                9,571      10,559     10,555
Other non-interest-bearing liabilities (5)    63,776      67,433     55,579
Total stockholder's equity                    30,901      28,117     25,861
                                           ---------------------------------
Total liabilities and stockholder's equity  $425,852    $407,012   $357,761
------------------------------------------------------------------------------------------------------------------------------------

NET INTEREST REVENUE AS A PERCENTAGE OF AVERAGE INTEREST-EARNING ASSETS
In U.S. offices (7)                         $172,114    $155,238   $126,330    $2,038   $1,901    $1,768    4.71     4.93    5.55
In offices outside the U.S. (7)              196,483     191,721    181,623     1,817    1,911     1,892    3.68     4.01    4.13
                                           --------------------------------------------------------------
Total                                       $368,597    $346,959   $307,953    $3,855   $3,812    $3,660    4.16     4.42    4.72
-------------------------------------------=========================================================================================

(1) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.
(2) Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 8 of Notes to Consolidated Financial Statements.
(3)   Includes cash-basis loans.
(4) Average rates reflect prevailing local interest rates including inflationary effects and monetary correction in certain countries.
(5) The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest-earning assets and other non-interest-bearing liabilities.
(6) Savings deposits consist of Insured Money Market Rate accounts, NOW accounts, and other savings deposits.
(7) Includes allocations for capital and funding costs based on the location of the asset.
--------------------------------------------------------------------------------

AVERAGE BALANCES AND INTEREST RATES, Taxable Equivalent Basis - Nine Months (1)
(2) Citicorp and Subsidiaries

                                                      Average Volume         Interest Revenue/Expense           % Average Rate
                                              --------------------------------------------------------------------------------------
                                                Nine Months   Nine Months   Nine Months    Nine Months     Nine Months   Nine Months
In millions of dollars                              2000         1999          2000           1999            2000          1999
------------------------------------------------------------------------------------------------------------------------------------
Loans (net of unearned income) (3)
Consumer loans
     In U.S. offices                             $ 96,570      $  76,485     $  7,704       $  5,979          10.66        10.45
     In offices outside the U.S. (4)               60,481         56,483        4,774          4,751          10.54        11.25
                                              ----------------------------------------------------------
    Total consumer loans                          157,051        132,968       12,478         10,730          10.61        10.79
                                              ----------------------------------------------------------
Commercial loans
     In U.S. offices
         Commercial and industrial                 18,892         15,376        1,071            920           7.57         8.00
         Mortgage and real estate                     936          1,510           58             93           8.28         8.23
         Lease financing                            5,285          3,008          322            145           8.14         6.44
     In offices outside the U.S. (4)               76,565         71,515        5,581          5,214           9.74         9.75
                                              ----------------------------------------------------------
    Total commercial loans                        101,678         91,409        7,032          6,372           9.24         9.32
                                              ----------------------------------------------------------
    Total loans                                   258,729        224,377       19,510         17,102          10.07        10.19
                                              ----------------------------------------------------------
Federal funds sold and resale agreements
In U.S. offices                                     2,540          3,573          114            107           6.00         4.00
In offices outside the U.S. (4)                     2,809          3,129          159            210           7.56         8.97
                                              ----------------------------------------------------------
    Total                                           5,349          6,702          273            317           6.82         6.32
                                              ----------------------------------------------------------
Securities, at fair value
In U.S. offices
     Taxable                                       17,113         13,783          531            454           4.14         4.40
     Exempt from U.S. income tax                    3,718          3,374          179            148           6.43         5.86
In offices outside the U.S. (4)                    29,248         27,857        1,649          2,319           7.53        11.13
                                              ----------------------------------------------------------
    Total                                          50,079         45,014        2,359          2,921           6.29         8.68
                                              ----------------------------------------------------------
Trading account assets (5)
In U.S. offices                                     3,960          2,514          168             95           5.67         5.05
In offices outside the U.S. (4)                    10,161          7,851          553            422           7.27         7.19
                                              ----------------------------------------------------------
    Total                                          14,121         10,365          721            517           6.82         6.67
                                              ----------------------------------------------------------
Loans held for sale, in U.S. offices                5,962          5,537          527            434          11.81        10.48
Deposits at interest with banks (4)                12,465         12,362          844            762           9.04         8.24
                                              ----------------------------------------------------------
Total interest-earning assets                     346,705        304,357     $ 24,234       $ 22,053           9.34         9.69
                                                                             =======================================================
Non-interest-earning assets (5)                    58,366         53,483
                                              -----------------------------
Total assets                                     $405,071      $ 357,840
----------------------------------------------=============================---------------------------------------------------------
Deposits
In U.S. offices
     Savings deposits (6)                        $ 35,941      $  33,267     $    869       $    682           3.23         2.74
     Other time deposits                           15,740         11,392          664            290           5.63         3.40
In offices outside the U.S. (4)                   190,780        165,310        8,076          7,149           5.65         5.78
                                              ----------------------------------------------------------
    Total                                         242,461        209,969        9,609          8,121           5.29         5.17
                                              ----------------------------------------------------------
Trading account liabilities (5)
In U.S. offices                                     1,764          1,712           29             41           2.20         3.20
In offices outside the U.S. (4)                     1,820            878           15             24           1.10         3.65
                                              ----------------------------------------------------------
    Total                                           3,584          2,590           44             65           1.64         3.36
                                              ----------------------------------------------------------
Purchased funds and other borrowings
In U.S. offices                                    19,966         13,202          953            460           6.38         4.66
In offices outside the U.S. (4)                     8,452          9,072          824          1,108          13.02        16.33
                                              ----------------------------------------------------------
    Total                                          28,418         22,274        1,777          1,568           8.35         9.41
                                              ----------------------------------------------------------
Long-term debt
In U.S. offices                                    22,270         22,654        1,121            975           6.72         5.75
In offices outside the U.S. (4)                     4,872          4,271          303            426           8.31        13.34
                                              ----------------------------------------------------------
    Total                                          27,142         26,925        1,424          1,401           7.01         6.96
                                              ----------------------------------------------------------
Total interest-bearing liabilities                301,605        261,758     $ 12,854       $ 11,155           5.69         5.70
                                                                             =======================================================
Demand deposits in U.S. offices                     9,990         10,927
Other non-interest-bearing liabilities (5)         64,756         59,684
Total stockholder's equity                         28,720         25,471
                                              -----------------------------
Total liabilities and stockholder's equity       $405,071      $ 357,840
----------------------------------------------=============================---------------------------------------------------------

NET INTEREST REVENUE AS A PERCENTAGE OF AVERAGE INTEREST-EARNING ASSETS
In U.S. offices (7)                              $154,878      $ 125,013     $  5,726       $  5,156           4.94         5.51
In offices outside the U.S. (7)                   191,827        179,344        5,654          5,742           3.94         4.28
                                              ----------------------------------------------------------
Total                                            $346,705      $ 304,357     $ 11,380       $ 10,898           4.38         4.79
----------------------------------------------======================================================================================

(1) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.
(2) Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 8 of Notes to Consolidated Financial Statements.
(3)   Includes cash-basis loans.
(4) Average rates reflect prevailing local interest rates including inflationary effects and monetary correction in certain countries.
(5) The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest-earning assets and other non-interest-bearing liabilities.
(6) Savings deposits consist of Insured Money Market Rate accounts, NOW accounts, and other savings deposits.
(7) Includes allocations for capital and funding costs based on the location of the asset.
--------------------------------------------------------------------------------

CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS

                                                                        Sept. 30,       Dec. 31,       Sept. 30,
In millions of dollars                                                    2000            1999            1999
-------------------------------------------------------------------------------------------------------------------
Commercial cash-basis loans
Collateral dependent (at lower of cost or collateral value) (1)          $  127          $  200          $  237
Other                                                                     1,515           1,162           1,232
                                                                     ----------------------------------------------
Total                                                                    $1,642          $1,362          $1,469
---------------------------------------------------------------------==============================================
Commercial cash-basis loans
In U.S. offices                                                          $  367          $  215          $  212
In offices outside the U.S.                                               1,275           1,147           1,257
                                                                     ----------------------------------------------
Total                                                                    $1,642          $1,362          $1,469
---------------------------------------------------------------------==============================================
Commercial renegotiated loans (in offices outside the U.S.)              $   22          $   43          $   52
---------------------------------------------------------------------==============================================
Consumer loans on which accrual of interest had been suspended
In U.S. offices                                                          $  735          $  724          $  707
In offices outside the U.S.                                               1,361           1,506           1,507
                                                                     ----------------------------------------------
Total                                                                    $2,096          $2,230          $2,214
---------------------------------------------------------------------==============================================
Accruing loans 90 or more days delinquent (2)
In U.S. offices                                                          $  800          $  732          $  626
In offices outside the U.S.                                                 383             452             467
                                                                     ----------------------------------------------
Total                                                                    $1,183          $1,184          $1,093
---------------------------------------------------------------------==============================================

(1) A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.
(2) Substantially all consumer loans, of which $413 million, $379 million and $331 million are government-guaranteed student loans at September 30, 2000, December 31, 1999 and September 30, 1999, respectively.
--------------------------------------------------------------------------------

OTHER REAL ESTATE OWNED AND ASSETS PENDING DISPOSITION

                                         Sept. 30,      Dec. 31,       Sept. 30,
In millions of dollars                     2000           1999           1999
--------------------------------------------------------------------------------
Other real estate owned
Consumer (1)                               $180           $204           $211
Commercial (1)                              189            225            253
Corporate/Other                              --              6             --
                                         ---------------------------------------
Total                                      $369           $435           $464
-----------------------------------------=======================================
Assets pending disposition (2)             $ 89           $ 86           $ 87
-----------------------------------------=======================================

(1) Represents repossessed real estate, carried at lower of cost or collateral value.
(2) Represents consumer residential mortgage loans that have a high probability of foreclosure, carried at lower of cost or collateral value.
--------------------------------------------------------------------------------

DETAILS OF CREDIT LOSS EXPERIENCE

                                                 3rd Qtr.        2nd Qtr.       1st Qtr.        4th Qtr.       3rd Qtr.
In millions of dollars                             2000            2000           2000            1999           1999
--------------------------------------------------------------------------------------------------------------------------
Allowance for credit losses
  at beginning of period                          $ 6,736         $6,657        $ 6,679         $ 6,706         $6,743
                                              ----------------------------------------------------------------------------

Provision for credit losses
Consumer                                              591            580            627             594            594
Commercial                                             42            131            124              92             38
                                              ----------------------------------------------------------------------------
                                                      633            711            751             686            632
                                              ----------------------------------------------------------------------------
Gross credit losses
Consumer
In U.S. offices                                       490            481            463             427            419
In offices outside the U.S.                           281            285            312             310            324
Commercial
In U.S. offices                                        32             56             49              28              9
In offices outside the U.S.                            42             99             94             130             95
                                              ----------------------------------------------------------------------------
                                                      845            921            918             895            847
                                              ----------------------------------------------------------------------------
Credit recoveries
Consumer
In U.S. offices                                        83             89             74              54             66
In offices outside the U.S.                            77             82             73              82             79
Commercial
In U.S. offices                                         6              3              8              11              1
In offices outside the U.S.                            26             21             11              46             15
                                              ----------------------------------------------------------------------------
                                                      192            195            166             193            161
                                              ----------------------------------------------------------------------------
Net credit losses
In U.S. offices                                       433            445            430             390            361
In offices outside the U.S.                           220            281            322             312            325
                                              ----------------------------------------------------------------------------
                                                      653            726            752             702            686
                                              ----------------------------------------------------------------------------
Other-net (1)                                         (37)            94            (21)            (11)            17
                                              ----------------------------------------------------------------------------
Allowance for credit losses
  at end of period                                $ 6,679         $6,736        $ 6,657         $ 6,679         $6,706
----------------------------------------------============================================================================
Net consumer credit losses                        $   611         $  595        $   628         $   601         $  598
As a percentage of average consumer loans            1.45%          1.54%          1.71%           1.68%          1.74%
--------------------------------------------------------------------------------------------------------------------------
Net commercial credit losses                      $    42         $  131        $   124         $   101         $   88
As a percentage of average commercial loans          0.15%          0.51%          0.53%           0.43%          0.38%
----------------------------------------------============================================================================

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

      No other reports on Form 8-K were filed during the third quarter of 2000; however,

      On October 18, 2000, the Company filed a Current Report on Form 8-K, dated October 10, 2000 (which was amended by a Form 8-K/A filed October 20,
      2000), filing as exhibits under Item 7 thereof (i) Citicorp and Associates First Capital Corporation Unaudited Pro Forma Condensed Combined Statements of Financial Position as of June 30, 2000, (ii) Financial Statements of Associates First Capital Corporation and Subsidiaries for the year ended December 31, 1999, (iii) Consent of Ernst & Young LLP and
      (iv) Excerpts from the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of Associates First Capital Corporation.

      On October 19, 2000, the Company filed a Current Report on Form 8-K, dated October 17, 2000, reporting under Item 5 thereof the summarized results of operations of Citicorp and its subsidiaries for the quarter ended September 30, 2000.

                                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of November, 2000.

                                        CITICORP
                                        (Registrant)


                                        By: /s/ Todd S. Thomson
                                        ----------------------------------------
                                        Name:  Todd S. Thomson
                                        Title: Chief Financial Officer
                                               Principal Financial Officer


                                        By: /s/ Roger W. Trupin
                                        ----------------------------------------
                                        Name:  Roger W. Trupin
                                        Title: Vice President and Controller

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