Form 10-K405
period 2000-12-31
CITICORP
filed 2001-03-21
CIK 20405

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
    For Annual and Transition Reports Pursuant to Sections 13 or 15(d) of the
                         Securities Exchange Act of 1934

                                   (Mark One)
       /X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the fiscal year ended December 31, 2000
                                       OR
     /_/ Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from _______to _______

                                 ---------------
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

                              Yes /X/ No /_/.

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

   Because the Registrant is an indirect wholly-owned subsidiary of Citigroup Inc., none of its outstanding voting stock is held by nonaffiliates. As of the date hereof, 1,000 shares of the Registrant's Common Stock, $0.01 par value per share, were issued and outstanding.

                    Documents Incorporated by Reference: None

                            REDUCED DISCLOSURE FORMAT

The Registrant meets the conditions set forth in General Instruction I (1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

                                    CITICORP

                           ANNUAL REPORT ON FORM 10-K

                        FOR YEAR ENDED DECEMBER 31, 2000

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


FORM 10-K
ITEM NUMBER                                                       PAGE
-----------                                                       ----

PART I

1.    Business.....................................................2-7
2.    Properties.....................................................7
3.    Legal Proceedings..............................................7
4.    Omitted Pursuant to General Instruction I.........Not applicable


PART II

5.    Market for Registrant's Common Equity and
        Related Stockholder Matters..................................8
6.    Omitted Pursuant to General Instruction I.........Not applicable
7.    Management's Discussion and Analysis of
        Financial Condition and Results of Operations.............9-40
7A.   Quantitative and Qualitative Disclosures About Market Risk....41
8.    Financial Statements and Supplementary Data...................41
9.    Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure......................41


PART III

10-13. Omitted Pursuant to General Instruction I........Not applicable


PART IV

14.   Exhibits, Financial Statement Schedules,
        and Reports on Form 8-K ....................................41
      Exhibit Index.................................................43
      Signatures....................................................44
      Index to Consolidated Financial Statements...................F-1

                                     PART I

ITEM 1.  BUSINESS

                                   THE COMPANY

Citicorp, a diversified financial services company, conducts its activities through Global Consumer, Global Corporate Bank, Global Investment Management and Private Banking, Associates, and Investment Activities. Its staff of 173,000 (including 88,000 outside the U.S.) serves individuals, businesses, governments, and financial institutions in over 100 countries and territories. Citicorp, a U.S. bank holding company, is the sole shareholder of Citibank, N.A. (Citibank), its major subsidiary. As used in this Form 10-K, unless the context otherwise requires, "Citicorp" and "the Company" refer to Citicorp and its consolidated subsidiaries.

On November 30, 2000, Citigroup, the Company's ultimate parent, completed its acquisition of Associates First Capital Corporation (Associates). Subsequent to the acquisition, Associates was contributed to and became a wholly-owned subsidiary of Citicorp and Citicorp issued a full and unconditional guarantee of the outstanding long-term debt securities and commercial paper of Associates and Associates Corporation of North America (ACONA), a subsidiary of Associates. Associates' and ACONA's debt securities and commercial paper will no longer be separately rated. The consolidated financial statements give retroactive effect to the contribution as a combination of entities under common control in a transaction accounted for in a manner similar to the pooling of interests method.

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

Citicorp is authorized to issue 10,000 shares of common stock, par value $.01 each, of which 1,000 shares are outstanding, and 1,000 shares of preferred stock, par value $1.00 each, of which none are outstanding. Citigroup indirectly owns all the outstanding shares of Citicorp common stock.

Citigroup is a diversified holding company whose businesses provide a broad range of financial services to consumer and corporate customers in over 100 countries and territories. Citigroup's activities are conducted through Global Consumer, Global Corporate and Investment Bank, Global Investment Management and Private Banking, Associates, and Investment Activities. The periodic reports of Citigroup provide additional business and financial information concerning that company and its consolidated subsidiaries.

Citicorp is regulated under the Bank Holding Company Act of 1956 (the BHC Act) and is subject to examination by the Board of Governors of the Federal Reserve System (the FRB). Citibank is a member of the Federal Reserve System and is subject to regulation and examination by the Office of the Comptroller of the Currency (the OCC).

GLOBAL CONSUMER

Global Consumer delivers a wide array of banking, lending, and investment services, including the issuance of credit and charge cards, in 51 countries and territories. Global Consumer creates products and platforms to meet the expanding needs of the world's growing middle class.

CITIBANKING NORTH AMERICA delivers banking, lending, and investment services to customers through 367 branches and through electronic delivery systems. Through its MORTGAGE BANKING unit, Global Consumer originates and services mortgages and student loans for customers across the United States.

The NORTH AMERICA CARDS unit offers products such as MasterCard(R), VISA(R) and Diners Club across North America. As of December 31, 2000, the North America bankcards business had 44 million accounts and $88 billion of managed receivables, which represented approximately 17% of the U.S. credit card receivables market. New accounts are primarily acquired through direct marketing efforts, over the Internet, and portfolio acquisitions.

The CITIFINANCIAL unit of Global Consumer provides community-based lending services through its branch network system. As of December 31, 2000, CitiFinancial maintained 1,270 loan offices in the U.S. and Canada. Loans to consumers include real estate-secured loans, unsecured and partially secured personal loans, and loans to finance consumer goods purchases.

The INTERNATIONAL unit of Global Consumer provides full-service banking and lending, including credit and charge cards, and investment services in the developed markets of Western Europe and Japan, and in the emerging markets of Asia, Latin America and Central & Eastern Europe, Middle East & Africa through more than 1,000 branches in 49 countries and territories. In these markets, Global Consumer has approximately 12 million credit and charge card member accounts.

E-CONSUMER is the business responsible for developing and implementing Global Consumer's Internet financial services products and e-commerce solutions. e-Consumer's mission is to build and deliver new forms of financial services that meet the changing needs of customers and to facilitate all aspects of e-commerce as it grows with the new digital economy. During 2000, e-Consumer launched Citibank Online, an enhanced Internet banking service, C2it, a person-to-anywhere (P2A) online payment system, and MyCiti, an online account aggregation site, and entered into an online strategic alliance with America Online.

GLOBAL CORPORATE BANK

Global Corporate Bank serves corporations, financial institutions, governments, and other participants in 100 countries and territories.

THE GLOBAL RELATIONSHIP BANK (GRB) provides banking and financial services to large multinational companies. A dedicated relationship team serves each parent company and its subsidiaries everywhere they operate. Product offerings are determined by the demands of these sophisticated customers. Core products include cash management, foreign exchange, structured products, derivatives, securities custody, trade services and loan products. On a Citigroup basis, GRB is managed jointly with Salomon Smith Barney.

During the second quarter of 2000, GRB strengthened its position in the U.S. leasing market through the purchase of Copelco, a prominent vendor leasing company.

Citibank has a long-standing presence in emerging markets, which include all locations outside North America, Western Europe and Japan. EMERGING MARKETS CORPORATE BANKING (EM CORPORATE) business offers a wide array of banking and financial services products that help multinational and local companies fulfill their financial goals or needs. Citicorp's Embedded Bank and Emerging Local Corporate strategies focus on its plans to gain market share in selected emerging market countries and to establish Citibank as a local bank as well as a leading international bank. Citibank typically enters a country to serve global customers, providing them with cash management, trade services, short-term loans and foreign-exchange services. Then, Citibank offers project finance, fixed-income issuance and trading and, later, introduces securities custody, loan syndications and derivatives services. Finally, as a brand image is established and services for locally headquartered companies become significant, consumer banking services may be offered.

In June 2000, EM Corporate completed the acquisition of a majority interest in Bank Handlowy, Poland's largest corporate bank.

GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING

Global Investment Management and Private Banking is comprised of CITIBANK ASSET MANAGEMENT along with the pension administration businesses of Global Retirement Services and THE CITIGROUP PRIVATE BANK. Citibank Asset Management offers a broad range of asset management products and services from global investment centers around the world, including mutual funds, closed-end funds, managed accounts, and pension administration to institutional, high net worth and retail clients.

Clients include private and public retirement plans, endowments, foundations, banks, central banks, insurance companies, other corporations, government agencies and high net worth and other individuals. Client relationships may be introduced through the cross marketing and distribution channels within Citigroup or through Citibank Asset Management's own sales force.

The Citigroup Private Bank provides personalized wealth management services for high net worth clients through more than 90 offices in 32 countries and territories, generating fee and interest income from investment funds management and customer trading activity, trust and fiduciary services, custody services and banking and lending activities. Its Relationship Managers and Product Specialists use their knowledge about their clients' individual needs and goals to bring them an array of personal wealth management services.

ASSOCIATES

Associates, which provides finance, leasing, insurance and related services to consumers and businesses in the United States and internationally, is organized into five primary business units: U.S. credit card, U.S. consumer branch, U.S. home equity, commercial and international finance.

Associates' U.S. credit card business offers private label retail credit card and revolving programs (Private Label Cards) and VISA(R) and MasterCard(R) retail bankcard credit card products (Retail Bankcards) to customers throughout the United States. Various credit-related and other insurance products are also provided, including credit life, credit accident and health, accidental death and dismemberment, involuntary unemployment and personal property insurance. In addition, the U.S. credit card business provides emergency roadside assistance and auto club services.

Associates' U.S. consumer finance business offers a variety of consumer finance and insurance products and services to customers throughout the United States. Finance products and services offered by this business include home equity loans, personal loans, automobile financing and retail sales finance. In addition, Associates, through certain subsidiaries and third parties, makes available various credit-related and other insurance products to its U.S. consumer finance customers, including credit life, credit accident and health, involuntary unemployment, personal property insurance and other non-credit products.

Associates' commercial business offers a variety of commercial finance and insurance products to customers in the United States and Canada. Finance products and services offered by this business in the United States and Canada include retail and wholesale financing and leasing products and services for heavy-duty (Class 8) and medium-duty (Classes 3 through 7) trucks and truck trailers and construction, material handling and other industrial and communications equipment. Associates engages in a number of other commercial activities, including auto fleet leasing and fleet management services, government guaranteed lending, employee relocation services, truck trailer rental services, warehouse lending and public finance. Associates, through certain subsidiaries and third parties, also makes available various credit-related and other insurance products to its commercial segment customers and other customers, including commercial auto and dealers' open lot physical damage, credit life and motor truck cargo insurance, and commercial and public auto liability insurance. Associates also offers specialty lines including general liability, directors and officers and errors and omission insurance, and personal lines including homeowner and recreational vehicle insurance.

Associates' international finance business offers a variety of consumer finance products and services to customers in Japan, Canada, the United Kingdom, Puerto Rico, Sweden, Hong Kong, Spain, India, Mexico, Taiwan, Ireland, Philippines and Norway. Commercial financing products are also offered in the United Kingdom, Hong Kong, Puerto Rico, France, Mexico, Japan, India and Spain. Associates, through certain subsidiaries and other third parties, also offers various credit-related and other insurance products to its customers, including credit life, credit accident and health, accidental death and dismemberment, involuntary unemployment and personal property insurance. The characteristics of the international finance business' customers are similar to those of their counterparts in the U.S. consumer finance, U.S. credit card and commercial business.

INVESTMENT ACTIVITIES

The Company's Investment Activities segment consists primarily of its venture capital activities, securities transactions related to certain corporate investments, and the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature.

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

REGULATION

The Company is a bank holding company within the meaning of the U.S. Bank Holding Company Act of 1956 (BHC Act) registered with, and subject to examination by, the Federal Reserve Board (FRB). The subsidiary depository institutions of the Company (the banking subsidiaries), including its principal bank subsidiary, Citibank, N.A. (Citibank), are subject to supervision and examination by their respective federal and state banking authorities. The nationally chartered subsidiary banks, including Citibank, are supervised and examined by the Office of the Comptroller of the Currency (OCC); federal savings association subsidiaries are regulated by the Office of Thrift Supervision
(OTS); and state-chartered depository institutions are supervised by the banking departments within their respective states (New York, Delaware, South Dakota, and Utah), as well as the Federal Deposit Insurance Corporation (FDIC). The FDIC also has back-up enforcement authority with respect to each of the banking subsidiaries, the deposits of which are insured by the FDIC, up to applicable limits. The Company also controls (either directly or indirectly) overseas banks, branches, and agencies. In general, the Company's overseas activities are regulated by the FRB and OCC, and are also regulated by supervisory authorities of the host countries.

The Company's banking subsidiaries are also subject to requirements and restrictions under federal, state, and foreign law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be made and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Company's banking subsidiaries.

The activities of U.S. bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, under the Gramm-Leach-Bliley Act (the GLB Act), which became effective in most significant respects on March 11, 2000, bank holding companies, such as the Company, all of whose controlled depository institutions are "well capitalized" and "well managed", as defined in Federal Reserve Regulation Y, and which obtain satisfactory Community Reinvestment Act ratings, have the ability to declare themselves to be "financial holding companies" and engage in a broader spectrum of activities, including insurance underwriting and brokerage (including annuities), and underwriting and dealing securities without a revenue limit and without limits on the amounts of equity securities it may hold in conducting its underwriting and dealing activities. The Company's declaration to become a financial holding company became effective on the first eligible date. Financial holding companies that do not continue to meet all of the requirements for such status will, depending on which requirement they fail to meet, face not being able to undertake new activities or acquisitions that are financial in nature, or losing their ability to continue those activities that are not generally permissible for bank holding companies.

Section 20 of the Glass-Steagall Act, which prohibited a member bank of the Federal Reserve System, such as Citibank, from being affiliated with a company that is principally engaged in underwriting and dealing in securities, was repealed, effective March 11, 2000, as part of the GLB Act. Accordingly, the Company is permitted to operate without regard to revenue limits on "ineligible" securities activities and to acquire other securities firms without regard to such limits. The repeal of Section 20 also permits the Company's securities subsidiaries to organize, sponsor, distribute, and advise open-end mutual funds in the United States, as well as outside the United States.

Under the BHC Act, nonbank acquisitions in the U.S. have generally been limited to 5% of voting shares unless the FRB determines that the acquisition is so closely related to banking as to be a proper incident to banking or managing or controlling banks. Under the GLB Act, financial holding companies are able to make acquisitions in companies that engage in activities that are financial in nature, both in the U.S. and outside of the United States. No prior approval of the FRB is generally required for such acquisitions except for the acquisition of U.S. depository institutions and foreign banks. In addition, under a new merchant banking authority added by the GLB Act, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the investment in duration, does not manage the company on a day-to-day basis, and the investee company does not cross-market with any of the financial holding company's controlled depository institutions. This authority applies to investments both in the U.S. and outside the United States. Regulations interpreting and conditioning this authority have been promulgated. Bank holding companies also retain their authority, subject to prior specific or general FRB consent, to acquire less than 20 percent of the voting securities of a company that does not do business in the United States, and 20 percent or more of the voting securities of any such company if the FRB finds by regulation or order that its activities are usual in connection with banking or finance outside the United States. In general, bank holding companies that are not financial holding companies may engage in a broader range of activities outside the United States than they may engage in inside the United States, including sponsoring, distributing, and advising open-end mutual funds, and underwriting and dealing in debt, and to a limited extent, equity securities, subject to local country laws.

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

The Company's earnings and activities are affected by legislation, by actions of its regulators, and by local legislative and administrative bodies and decisions of courts in the foreign and domestic jurisdictions in which the Company and its subsidiaries conduct business. For example, these include limitations on the ability of certain subsidiaries to pay dividends to their intermediate holding companies and on the abilities of those holding companies to pay dividends to the Company (see Note 26 of Notes to Consolidated Financial Statements). It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries.

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

Numerous other federal and state laws also affect the Company's earnings and activities including federal and state consumer protection laws. Legislation may be enacted or regulation imposed in the U.S. or its political subdivisions, or in any other jurisdiction in which the Company does business, to further regulate banking and financial services or to limit finance charges or other fees or charges earned in such activities. There can be no assurance whether any such legislation or regulation will place additional limitations on the Company's operations or adversely affect its earnings. The preceding statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 33.

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

The Company's right to participate in the distribution of assets of any subsidiary upon the subsidiary's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors. In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its stockholders, including any depository institution holding company (such as the Company) or any stockholder or creditor thereof.

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

Under FRB policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. As a result of that policy, the Company may be required to commit resources to its subsidiary banks in certain circumstances. However, under the GLB Act, the FRB is not able to compel a bank holding company to remove capital from its regulated securities or insurance subsidiaries in order to commit such resources to its subsidiary banks.

The Company and its U.S. insured depository institution subsidiaries are subject to risk-based capital and leverage guidelines issued by U.S. regulators for banks, savings associations, and bank holding companies. The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards and have defined five capital tiers, the highest of which is "well-capitalized." As of December 31, 2000, the Company's bank and thrift subsidiaries, including Citibank, were "well capitalized." See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for capital analysis.

A bank is not required to repay a deposit at a branch outside the U.S. if the branch cannot repay the deposit due to an act of war, civil strife, or action taken by the government in the host country, unless the bank has expressly agreed in writing to do so.

The GLB Act included the most extensive consumer privacy provisions ever enacted by Congress. These provisions, among other things, require full disclosure of the Company's privacy policy to consumers and mandate offering the consumer the ability to "opt out" of having non-public customer information disclosed to third parties. Pursuant to these provisions, the federal banking regulators have adopted privacy regulations. In addition, the states are permitted to adopt more extensive privacy protections through legislation or regulation. There can be no assurance whether any such legislation or regulation will place additional limitations on the Company's operations or adversely affect its earnings. The preceding statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 33.

The earnings of the Company, Citibank, and their subsidiaries and affiliates are affected by general economic conditions and the conduct of monetary and fiscal policy by the U.S. government and by governments in other countries in which they do business.

Legislation is from time to time introduced in Congress that may change banking statutes and the operating environment of the Company and its banking subsidiaries in substantial and unpredictable ways. The Company cannot determine whether any such proposed legislation will be enacted, and if enacted, the ultimate effect that any such potential legislation or implementing regulations would have upon the financial condition or results of operations of the Company or its subsidiaries.

ITEM 2.  PROPERTIES

The Company's executive offices are located at 399 Park Avenue, New York, New York. 399 Park Avenue is a 39-story building of which two-thirds is presently owned by Citibank and is occupied by Citigroup and certain of its subsidiaries, including the principal offices of Citigroup and Citibank. Citibank has entered into a contract to purchase the balance of 399 Park Avenue, in exchange for its ownership interest in Citigroup Center. The exchange is scheduled to close before the end of the second quarter of 2001.

Citibank currently owns one-third of Citigroup Center, a 59-story multi-use complex located at 153 East 53rd Street, New York, New York. Citigroup and certain of its subsidiaries occupy this office space in Citigroup Center and will, after the exchange described above, continue to occupy it under a long-term lease. Citibank owns a building in Long Island City, New York and leases a building located at 111 Wall Street in New York City, which are totally occupied by Citigroup and certain of its subsidiaries. In addition, Citicorp or its subsidiaries own or lease real estate located throughout the United States.

Outside the U.S., Citicorp or its subsidiaries own or lease major corporate premises in various cities throughout the world.

Citicorp and its subsidiaries own approximately 35% of the space they occupy worldwide.

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

Citigroup indirectly owns all of the outstanding common stock of Citicorp.

ITEM 6.  SELECTED FINANCIAL DATA

Pursuant to General Instruction I of Form 10-K, the information required by Item 6 is omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ACQUISITION OF ASSOCIATES

On November 30, 2000, Citigroup completed its acquisition of Associates. Subsequent to the acquisition, Associates was contributed to and became a wholly-owned subsidiary of Citicorp and Citicorp issued a full and unconditional guarantee of the outstanding long-term debt securities and commercial paper of Associates and Associates Corporation of North America (ACONA), a subsidiary of Associates. Associates' and ACONA's debt securities and commercial paper will no longer be separately rated. The consolidated financial statements give retroactive effect to the acquisition in a transaction accounted for in a manner similar to a pooling of interests, with all periods presented as if Citicorp and Associates had always been combined. Certain reclassifications and adjustments have been recorded to conform the accounting policies and presentations of Citicorp and Associates.

MANAGED BASIS REPORTING

The discussion that follows includes amounts reported in the historical financial statements (owned basis) adjusted to include certain effects of securitization activity, receivables held for securitization, and receivables sold with servicing retained (managed basis). On an owned basis, for securitized receivables, amounts that would otherwise be reported as net interest revenue, as fee and commission revenue, and as credit losses on loans are instead reported as fee and commission revenue (for servicing fees) and as other revenue (for the remaining cash flows to which Citicorp is entitled, which are net of credit losses). Because credit losses are a component of these cash flows, Citicorp's revenues over the terms of these transactions may vary depending upon the credit performance of the securitized receivables. However, Citicorp's exposure to credit losses on the securitized receivables is contractually limited to these cash flows. Additionally, the net earnings on retained securitization interest and receivables held for securitization, as well as gains from subsequent sales in revolving securitization structures are included in fees and commissions in the consolidated statement of income. On a managed basis, these earnings are reclassified and presented as if the receivables had neither been held for securitization nor sold.

BUSINESS FOCUS (1)

The table below shows the core income (loss) for each of Citicorp's businesses for the two years ended December 31:


IN MILLIONS OF DOLLARS                                                  2000       1999
---------------------------------------------------------------------------------------
GLOBAL CONSUMER
Citibanking North America                                            $   566    $   398
Mortgage Banking                                                         272        225
North America Cards                                                    1,381      1,182
CitiFinancial                                                            481        388
---------------------------------------------------------------------------------------
  Total North America                                                  2,700      2,193
---------------------------------------------------------------------------------------
Western Europe                                                           345        275
Japan                                                                    139         87
  Asia                                                                   563        356
  Latin America                                                          208        222
  Central and Eastern Europe,
    Middle East and Africa                                                59         46
---------------------------------------------------------------------------------------
  Total Emerging Markets Consumer Banking                                830        624
---------------------------------------------------------------------------------------
  Total International                                                  1,314        986
---------------------------------------------------------------------------------------
e-Consumer                                                              (202)      (111)
Other                                                                    (90)       (68)
---------------------------------------------------------------------------------------
TOTAL GLOBAL CONSUMER                                                  3,722      3,000
---------------------------------------------------------------------------------------

GLOBAL CORPORATE BANK
The Global Relationship Bank                                             842        635
Emerging Markets Corporate Banking                                     1,610      1,162
---------------------------------------------------------------------------------------
TOTAL GLOBAL CORPORATE Bank                                            2,452      1,797
---------------------------------------------------------------------------------------

GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING
Citibank Asset Management                                                 (1)       (10)
The Citigroup Private Bank                                               324        269
---------------------------------------------------------------------------------------
TOTAL GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING                   323        259
---------------------------------------------------------------------------------------

ASSOCIATES                                                             1,381      1,402

INVESTMENT ACTIVITIES                                                  1,375        522

Corporate/Other                                                         (477)      (241)
e-Citi                                                                   (65)       (50)
---------------------------------------------------------------------------------------
TOTAL CORPORATE/OTHER                                                   (542)      (291)
---------------------------------------------------------------------------------------
CORE INCOME                                                            8,711      6,689
---------------------------------------------------------------------------------------

Restructuring-related items and merger-related costs, after-tax(2)      (530)      (118)
Associates Housing Finance charge, after-tax(3)                          (71)      --
---------------------------------------------------------------------------------------
NET INCOME                                                           $ 8,110    $ 6,571
---------------------------------------------------------------------==================

(1) Restated to reflect the acquisition of Associates. See Note 2 of Notes to Consolidated Financial Statements.
(2) The after-tax restructuring-related items and merger-related costs in the 2000 period included $405 million of restructuring charges, $43 million of accelerated depreciation, credits for the reversal of prior charges of $40 million and $122 million of merger-related costs. The 1999 period included restructuring charges of $104 million, $112 million of accelerated depreciation and credits for the reversal of prior charges of $98 million. See Note 13 of Notes to Consolidated Financial Statements.
(3) In January 2000, Associates discontinued the loan origination operations of its Housing Finance unit.
------------------------------------------------------------------------------

INCOME ANALYSIS

The income analysis reconciles amounts shown in the Consolidated Statements of Income on page F-3 to the basis presented in the business segment discussions.


IN MILLIONS OF DOLLARS                                               2000        1999
--------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                           $ 42,458    $ 36,633
Effect of securitization activities                                  2,459       2,707
Associates Housing Finance charge                                       47        --
--------------------------------------------------------------------------------------
ADJUSTED REVENUES, NET OF INTEREST EXPENSE                          44,964      39,340
--------------------------------------------------------------------------------------
Total operating expenses                                            24,243      21,377
Restructuring-related items and merger-related costs                  (738)       (189)
Associates Housing Finance charge                                      (25)       --
--------------------------------------------------------------------------------------
ADJUSTED OPERATING EXPENSES                                         23,480      21,188
--------------------------------------------------------------------------------------
Provision for credit losses                                          5,339       4,760
Effect of securitization activities                                  2,459       2,707
Associates Housing Finance charge                                      (40)       --
--------------------------------------------------------------------------------------
ADJUSTED PROVISION FOR CREDIT LOSSES                                 7,758       7,467
--------------------------------------------------------------------------------------
CORE INCOME BEFORE INCOME TAXES                                     13,726      10,685
Taxes on core income                                                 5,015       3,996
--------------------------------------------------------------------------------------
CORE INCOME                                                          8,711       6,689
Restructuring-related items and merger-related costs, after-tax       (530)       (118)
Associates Housing Finance charge, after-tax                           (71)       --
--------------------------------------------------------------------------------------
NET INCOME                                                        $  8,110    $  6,571
------------------------------------------------------------------====================

RESULTS OF OPERATIONS

INCOME

Citicorp reported 2000 core income of $8.711 billion, up 30% from $6.689 billion in 1999. Core income in 2000 excluded $530 million in after-tax restructuring-related items and merger-related costs, and $71 million (after-tax) related to the discontinuation of Associates' housing finance loan origination operations. Core income in 1999 excluded $118 million for after-tax restructuring-related items. Net income in 2000 was $8.110 billion, up 23% from $6.571 billion in 1999.

Core income growth of $2.0 billion in 2000 was led by Investment Activities which improved $853 million or 163%, as well as Global Consumer which increased $722 million or 24% and Global Corporate Bank which was up $655 million or 36%. Global Investment Management and Private Banking core income increased $64 million or 25%, while Associates core income declined $21 million.

REVENUES, NET OF INTEREST EXPENSE

Adjusted revenues, net of interest expense of $45.0 billion in 2000 were up $5.6 billion or 14% from 1999. Global Corporate Bank revenues of $10.1 billion in 2000 were up $1.6 billion or 18% from 1999, with increases of $830 million or 20% in GRB, driven by growth in transaction services, equity derivatives, and structured products, and $735 million or 17% in EM Corporate, reflecting broad-based revenue growth.

Global Consumer revenues reflected strong performance across most businesses in 2000 and were up $1.2 billion or 6% from 1999 to $20.5 billion. The Global Consumer revenue growth was led by an $843 million or 7% increase in North America, and a $477 million or 7% increase in International.

Global Investment Management and Private Banking revenues of $2.0 billion grew $421 million or 27% in 2000, reflecting continued growth in assets under management and business volumes and the impact of acquisitions in Citibank Asset Management.

Associates revenues in 2000 were up $1.4 billion or 16% to $10.3 billion. Investment Activities revenues in 2000 increased $1.4 billion or 163%, primarily reflecting increases in venture capital results and gains on the exchange of certain Latin American bonds.

SELECTED REVENUE ITEMS

Net interest revenue as calculated from the Consolidated Statement of Income was $22.2 billion in 2000, up $1.4 billion or 7% from 1999, reflecting business volume growth in most markets and acquisitions in Global Corporate Bank, Global Consumer and Associates. Net interest revenue, adjusted for the effect of securitization activity, of $28.4 billion was up $1.9 billion or 7% in 2000. Total commissions and fee revenues of $11.1 billion were up $2.0 billion or 22% in 2000, primarily as a result of volume-related growth, assets under fee-based management, and the impact of acquisitions.

Aggregate trading and foreign exchange revenues of $3.1 billion in 2000 were up $610 million or 25% from 1999, reflecting strong results in GRB. Securities transactions revenues in 2000 were up $519 million to $835 million primarily from gains on the exchange of certain Latin American bonds. Other revenue of $5.2 billion increased $1.2 billion from 1999, primarily reflecting higher venture capital results partially offset by lower securitization activities.

OPERATING EXPENSES

Adjusted operating expenses, which exclude restructuring and merger-related costs, grew $2.3 billion or 11% to $23.5 billion in 2000.

Global Corporate Bank expenses were up $592 million or 11% in 2000, primarily attributable to higher incentive compensation and the acquisition of Copelco in GRB, partially offset by lower year 2000 and European Economic Monetary Union
(EMU) expenses. EM Corporate expenses rose $229 million or 11% in 2000, as a result of the acquisition of Bank Handlowy, investment spending in selected countries and other volume related increases. Expenses increased in Global Consumer by $643 million or 7% in 2000, reflecting higher business volumes, including acquisitions, and increases in e-Consumer. Associates expenses increased $733 million or 17% in 2000, reflecting business growth and acquisitions. Global Investment Management and Private Banking expenses increased $305 million or 26% in 2000, driven by acquisitions and investments in sales and marketing activities, technology, and product development.

RESTRUCTURING-RELATED ITEMS AND MERGER-RELATED COSTS

Restructuring-related items and merger-related costs of $738 million ($530 million after-tax) in 2000 primarily consisted of exit costs related to the acquisition of Associates. Restructuring charges included the reconfiguration of branch operations, exiting certain activities, and the consolidation and integration of certain middle and back office functions, and are expected to be implemented over the next year. Also included in the costs were $158 million of merger-related costs, which included legal, advisory and SEC filing fees, as well as other costs of administratively closing the acquisition. Restructuring-related items and merger-related costs of $189 million ($118 million after-tax) in 1999 included charges as a result of the continuing implementation of the 1998 restructuring initiatives, as well as exit costs associated with new initiatives in the Global Consumer business. See Note 13 of Notes to Consolidated Financial Statements.

PROVISION FOR CREDIT LOSSES

The provision for credit losses was $5.3 billion in 2000, up $579 million or 12% from 1999. The adjusted provision for credit losses increased 4% to $7.8 billion in 2000. Associates adjusted provision for credit losses increased $767 million or 32% to $3.1 billion in 2000, which included a $210 million transportation loss provision relating to the truck loan and leasing portfolio.

Global Consumer managed net credit losses in 2000 were $6.8 billion and the related loss ratio was 2.48% compared with $6.7 billion and 2.80% in 1999. The managed consumer loan delinquency ratio (90 days or more past due) was 1.78%, a decrease from 2.07% at the end of 1999.

Global Corporate Bank credit losses decreased $7 million to $346 million in 2000. A decrease of $162 million in EM Corporate, primarily in Asia, was partially offset by an increase of $155 million in GRB. The increase in the GRB was due to losses on exposures in North America, recoveries on real estate loans in 1999, and losses at Copelco, which was acquired in the second quarter of 2000.

Commercial cash-basis loans and other real estate owned (OREO) of $2.3 billion at December 31, 2000 were up from $1.9 billion a year earlier, primarily reflecting the impact of acquisitions, along with increases in North America, Associates, and Latin America, partially offset by improvements in Asia and the North America real estate portfolio.

CAPITAL

Total capital (Tier 1 and Tier 2) was $58.0 billion or 12.29% of net-risk adjusted assets, and Tier 1 capital was $39.7 billion or 8.41% at December 31, 2000. See page 38 for the components of Tier 1 and Tier 2 capital.

GLOBAL CONSUMER


IN MILLIONS OF DOLLARS                             2000       1999(1)
---------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE         $ 18,595     $ 16,985
Effect of credit card securitization activity      1,904        2,269
                                                ---------------------
ADJUSTED REVENUES, NET OF INTEREST EXPENSE        20,499       19,254
                                                ---------------------
Total operating expenses                          10,344        9,768
Restructuring-related items                          (20)         (87)
                                                ---------------------
Adjusted operating expenses                       10,324        9,681
                                                ---------------------
Provision for credit losses                        2,350        2,472
Effect of credit card securitization activity      1,904        2,269
                                                ---------------------
Adjusted provision for credit losses               4,254        4,741
                                                ---------------------
CORE INCOME BEFORE TAXES                           5,921        4,832
Income taxes                                       2,199        1,832
                                                ---------------------
CORE INCOME                                        3,722        3,000
Restructuring-related items, after-tax               (14)         (56)
                                                ---------------------
NET INCOME                                      $  3,708     $  2,944
------------------------------------------------=====================
Average assets (IN BILLIONS OF DOLLARS)         $    176     $    158
Return on assets                                    2.11%        1.86%
------------------------------------------------=====================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                    2.11%        1.90%
------------------------------------------------=====================

(1)   Reclassified to conform to the 2000 presentation.

Global Consumer -- which provides banking, lending, and investment products and services, including credit and charge cards, to customers around the world -- reported core income of $3.722 billion in 2000, up $722 million or 24% from 1999. North America core income increased $507 million or 23% in 2000 reflecting strong performance across all businesses. In the International segment, the developed markets of Western Europe and Japan reported core income of $484 million in 2000 up $122 million from 1999 despite the foreign currency translation effects of a weakening Euro. Core income in the emerging markets increased $206 million or 33% in 2000 reflecting strong performance in Asia and in Central and Eastern Europe, Middle East and Africa. In Latin America, core income in 2000 declined $14 million from 1999 reflecting reduced revenue related to Confia, a Mexican bank acquired in August 1998.

Net income of $3.708 billion in 2000 and $2.944 billion in 1999, included restructuring-related charges of $14 million ($20 million pretax) and $56 million ($87 million pretax), respectively.

In 2000, Global Consumer recorded restructuring-related items totaling $20 million, including charges of $46 million for the reconfiguration of certain branch operations outside the U.S. and for the downsizing and consolidation of certain back office functions in the U.S., and accelerated depreciation charges on the planned disposition of certain premises and equipment assets, in excess of the normal scheduled depreciation on those assets of $30 million, offset by a reduction in restructuring reserves due to changes in estimates attributable to facts and circumstances arising subsequent to the original restructuring charges of $56 million. In 1999, Global Consumer recorded restructuring-related items totaling $87 million, including charges of $104 million, of which $82 million related to new initiatives primarily for the reconfiguration of certain consumer branch operations outside the U.S., downsizing of certain marketing operations, and costs associated with exiting a non-strategic business. The 1999 items also include accelerated depreciation charges of $114 million, offset by a reduction of restructuring reserves of $131 million. See Note 13 of Notes to Consolidated Financial Statements for a discussion of restructuring-related items.

In 2000, Citicorp adopted the Federal Financial Institutions Examination Council's (FFIEC) revised Uniform Retail Classification and Account Management Policy, which provided guidance on the reporting of delinquent consumer loans and the timing of associated charge-offs for Citicorp's depository institution subsidiaries. The adoption of the policy resulted in additional net credit losses of approximately $90 million which were charged against the allowance for credit losses.

NORTH AMERICA

CITIBANKING NORTH AMERICA


IN MILLIONS OF DOLLARS                                                2000       1999(1)
----------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                              $2,292      $2,110
Adjusted operating expenses (2)                                       1,325       1,360
Provision for credit losses                                              29          64
                                                                     -------------------
CORE INCOME BEFORE TAXES                                                938         686
Income taxes                                                            372         288
                                                                     -------------------
CORE INCOME                                                             566         398
Restructuring-related items, after-tax                                    9           1
                                                                     -------------------
NET INCOME                                                           $  575      $  399
---------------------------------------------------------------------===================
Average assets (IN BILLIONS OF DOLLARS)                              $    9      $    9
Return on assets                                                        6.39%       4.43%
---------------------------------------------------------------------===================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                                        6.29%       4.42%
---------------------------------------------------------------------===================

(1)   Reclassified to conform to the 2000 presentation.
(2)   Excludes restructuring-related items.

Citibanking North America -- which delivers banking, lending and investment services to customers through Citibank's branches and electronic delivery systems -- reported core income of $566 million in 2000, up $168 million or 42% from 1999 due to revenue growth, and continued expense reduction initiatives and credit cost improvements. Net income of $575 million in 2000 and $399 million in 1999 included restructuring-related credits of $9 million ($15 million pretax), and $1 million ($4 million pretax), respectively.

As shown in the following table, Citibanking grew accounts and customer deposits in 2000.


IN BILLIONS OF DOLLARS                                      2000        1999
--------------------------------------------------------------------------------
Accounts (IN MILLIONS)                                        6.7         6.3
Average customer deposits                                   $44.7       $42.1
Average loans                                                $7.0        $7.4
------------------------------------------------------------====================

Revenues, net of interest expense, of $2.292 billion increased $182 million or 9% from 1999, reflecting growth in customer deposits and spreads, and increased investment product fees, partially offset by lower loan revenues. Investment product fees and commissions increased 24% in 2000. Adjusted operating expenses of $1.325 billion in 2000 declined $35 million or 3% from 1999.

The provision for credit losses declined to $29 million in 2000 from $64 million in 1999. The net credit loss ratio of 0.91% in 2000 declined from 1.22% in 1999, and loans delinquent 90 days or more of $35 million or 0.48% at December 31, 2000 declined from $55 million or 0.78% at December 31, 1999. The declines in the provision for credit losses and delinquencies reflect continued improvement in the portfolio and a decline in loan volumes.

MORTGAGE BANKING


IN MILLIONS OF DOLLARS                                     2000         1999(1)
--------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                     $829        $747
Adjusted operating expenses (2)                              387         348
(BENEFIT) PROVISION FOR CREDIT LOSSES                        (11)         17
                                                          ----------------------
NET INCOME BEFORE TAXES                                      453         382
Income taxes                                                 181         157
                                                          ----------------------
NET INCOME                                                  $272        $225
----------------------------------------------------------======================
Average assets (IN BILLIONS OF DOLLARS)                      $38         $29
Return on assets                                             0.72%       0.78%
----------------------------------------------------------======================

(1)   Reclassified to conform to the 2000 presentation.
(2)   Excludes restructuring-related items.

Mortgage Banking -- which originates and services mortgages and student loans for customers across the United States -- reported net income of $272 million in 2000, up $47 million or 21% from 1999, reflecting growth in both the mortgage and student loan businesses and credit improvement in the mortgage portfolio. Net income in 2000 and 1999 also reflects the April 1999 acquisition of the principal operating assets and certain liabilities of Source One Mortgage Services Corporation (Source One).

As shown in the following table, accounts grew 29% in 2000, reflecting loan growth in both mortgages and student loans and an increase in serviced mortgage accounts. In 2000, growth in mortgage loans reflects higher originations with a larger proportion at variable interest rates which are typically held on-balance sheet rather than securitized. Growth in mortgage originations and loans also reflects Source One.


IN BILLIONS OF DOLLARS                                         2000        1999
--------------------------------------------------------------------------------
Accounts (IN MILLIONS)(1)                                        4.4         3.4
Average loans (1)                                              $35.4       $27.5
Mortgage originations                                          $19.1       $18.2
---------------------------------------------------------------=================

(1)   Includes student loans.

Revenues, net of interest expense, of $829 million in 2000 grew $82 million or 11% from 1999, reflecting loan growth and higher servicing income, partially offset by reduced spreads and lower securitization activity. Adjusted operating expenses increased $39 million or 11% in 2000, reflecting additional business volumes. The increase in both revenues and expenses for the year reflects the effect of Source One.

The (benefit) provision for credit losses of ($11) million in 2000 declined from $17 million in 1999. The adoption of revised FFIEC write-off policies in 2000 added $17 million to net credit losses, which were charged against the allowance for credit losses, and 5 basis points to the 2000 net credit loss ratio. The 2000 net credit loss ratio was 0.13% (0.08% excluding the effect of FFIEC policy revisions) compared with 0.16% in 1999 and the ratio of loans delinquent 90 days or more was 1.99% at December 31, 2000 compared with 2.31% at December 31, 1999. The declines in the 2000 provision, the net credit loss ratio (excluding FFIEC), and the delinquency ratio principally reflect improvement in the mortgage portfolio.

NORTH AMERICA CARDS

IN MILLIONS OF DOLLARS                                        2000       1999(1)
--------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                      $6,300      $5,688
Effect of credit card securitization activity                 1,904       2,269
                                                            --------------------
ADJUSTED REVENUES, NET OF INTEREST EXPENSE                    8,204       7,957
Adjusted operating expenses (2)                               2,932       2,849
Adjusted provision for credit losses (3)                      3,075       3,234
                                                            --------------------
CORE INCOME BEFORE TAXES                                      2,197       1,874
Income taxes                                                    816         692
                                                            --------------------
CORE INCOME                                                   1,381       1,182
Restructuring-related items, after-tax                            6          12
                                                            --------------------
NET INCOME                                                   $1,387      $1,194
------------------------------------------------------------====================
Average assets (IN BILLIONS OF DOLLARS) (4)                     $37         $28
Return on assets                                                3.75%       4.26%
------------------------------------------------------------====================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets(5)                                             3.73%       4.22%
------------------------------------------------------------====================


(1)   Reclassified to conform to the 2000 presentation.
(2)   Excludes restructuring-related items.
(3)   Adjusted for the effect of credit card securitization activity.
(4) Adjusted for the effect of credit card securitization activity, managed average assets were $84 billion and $75 billion in 2000 and 1999, respectively.
(5) Adjusted for the effect of credit card securitization activity, the return on managed assets, excluding restructuring-related items, was 1.64% in 2000 and 1.58% in 1999.

Cards - North America bankcards and Diners Club -- reported core income of $1.381 billion in 2000, up $199 million or 17% from 1999, reflecting improvements in the bankcards business. Net income of $1.387 billion in 2000 and $1.194 billion in 1999, included restructuring-related credits of $6 million ($8 million pretax) and $12 million ($18 million pretax), respectively.

Risk adjusted margin is a measure of profitability calculated as adjusted revenues less managed net credit losses as a percentage of average managed loans, consistent with the goal of matching the revenues generated by the loan portfolio with the credit risk undertaken. As shown in the following table, North America bankcards risk adjusted margin of 6.13% decreased 27 basis points from 1999 as lower spreads on the portfolio were partially offset by credit improvements and an increase in non-interest revenue, primarily interchange fees.


IN BILLIONS OF DOLLARS                                       2000        1999
--------------------------------------------------------------------------------
Risk adjusted revenues (1)                                    $4.8        $4.5
Risk adjusted margin % (2)                                     6.13%       6.40%
--------------------------------------------------------------==================

(1)   Adjusted revenues less managed net credit losses.
(2)   Risk adjusted revenues as a percentage of average managed loans.

Adjusted revenues, net of interest expense, of $8.204 billion in 2000 increased $247 million or 3% from 1999, reflecting receivable growth, including portfolio acquisitions, higher interchange fee revenues due to sales volume growth and increased fees from other cardmember services, offset by lower spreads. Spread compression in the portfolio reflects changes in portfolio mix, including an increased percentage of the portfolio priced at low introductory rates, and higher funding costs due to increased interest rates.

As shown in the following table, on a managed basis, the North America bankcard portfolio experienced growth in accounts, sales, cards in force, and receivables in 2000, including the effect of portfolio acquisitions.


IN BILLIONS OF DOLLARS                                      2000        1999
--------------------------------------------------------------------------------
Accounts (IN MILLIONS)                                       44.0        41.1
Cards in force (IN MILLIONS)                                   68          65
Total sales                                                $188.0      $163.3
End-of-period managed receivables                          $ 87.7      $ 74.7
-----------------------------------------------------------=====================

Adjusted operating expenses of $2.932 billion in 2000 increased $83 million or 3% from 1999, reflecting acquisitions and increased target-marketing efforts in North America bankcards.

The adjusted provision for credit losses in 2000 was $3.075 billion compared with $3.234 billion in 1999. North America bankcards managed net credit losses in 2000 were $3.022 billion and the related loss ratio was 3.85%, compared with $3.158 billion and 4.54%
in 1999. North America bankcards managed loans delinquent 90 days or more were $1.140 billion or 1.31% of loans at December 31, 2000 compared with $1.066 billion or 1.44% at December 31, 1999. The improvement in the 2000 net credit loss ratio reflects industry-wide bankruptcy trends and credit risk management initiatives.

CITIFINANCIAL


IN MILLIONS OF DOLLARS                                         2000      1999(1)
------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                       $1,947      $1,615
Adjusted operating expenses (2)                                  848         693
Provision for credit losses                                      340         309
                                                             -----------------------
CORE INCOME BEFORE TAXES                                         759         613
Income taxes                                                     278         225
                                                             -----------------------
CORE INCOME                                                      481         388
Restructuring-related items, after-tax                             -          (2)
                                                             -----------------------
NET INCOME                                                   $   481      $  386
-------------------------------------------------------------=======================
Average assets (IN BILLIONS OF DOLLARS)                          $20         $16
Return on assets                                                 2.41%       2.41%
------------------------------------------------------------------------------------
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                                 2.41%       2.43%
-------------------------------------------------------------=======================

(1)  Reclassified to conform to the 2000 presentation.
(2)  Excludes restructuring-related items.

CitiFinancial -- which provides community-based lending services through its branch network and through cross-selling initiatives with other Citigroup businesses -- reported core income of $481 million in 2000 up $93 million or 24% from 1999, reflecting continued strong receivable growth, including the effects of acquisitions, and improved credit performance. Net income of $386 million in 1999 included restructuring-related items of $2 million ($3 million pretax).

As shown in the following table, receivables grew 30% in 2000 resulting from higher volumes from CitiFinancial branches, and the cross-selling of products through other Citigroup distribution channels. At December 31, 2000, the portfolio consisted of 63% real estate-secured loans, 30% personal loans, and 7% sales finance and other, compared with 58%, 34% and 8% in 1999. The average net interest margin on receivables of 8.13% in 2000 declined from 8.85% in 1999, reflecting lower yields due to changes in portfolio mix toward more real estate secured loans and higher funding costs due to increased interest rates.


                                                                      2000        1999
-------------------------------------------------------------------------------------------
End-of-period managed receivables (IN BILLIONS)                       $20.1       $15.5
Average interest margin %                                               8.13%       8.85%
----------------------------------------------------------------------=====================

Revenues, net of interest expense, of $1.947 billion in 2000 were up $332 million or 21% from 1999, reflecting continued strong receivables growth offset by lower spreads. Adjusted operating expenses of $848 million in 2000 increased $155 million or 22% from 1999 reflecting higher business volumes, including acquisitions.

The provision for credit losses was $340 million in 2000 up from $309 million in 1999, primarily reflecting receivable growth. The net credit loss ratio of 1.96% in 2000 was down from 2.18% in 1999 and included a benefit of approximately 18 basis points related to changes in the write-off policy for certain bankrupt accounts. Loans delinquent 90 days or more were $277 million or 1.38% of loans in 2000 compared to $203 million or 1.31% in 1999. The increase in delinquencies from a year ago reflects the impact of previous acquisitions.

INTERNATIONAL CONSUMER

WESTERN EUROPE


IN MILLIONS OF DOLLARS                                                2000      1999(1)
------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                              $1,899      $1,991
Adjusted operating expenses (2)                                       1,137       1,283
Provisions for credit losses                                            222         268
                                                                   ------------------------
CORE INCOME BEFORE TAXES                                                540         440
Income taxes                                                            195         165
                                                                   ------------------------
CORE INCOME                                                             345         275
Restructuring-related items, after-tax                                    -           2
                                                                   ------------------------
NET INCOME                                                           $  345       $ 277
-------------------------------------------------------------------========================
Average assets (IN BILLIONS OF DOLLARS)                                 $18         $19
Return on assets                                                        1.92%       1.46%
-------------------------------------------------------------------========================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                                        1.92%       1.45%
-------------------------------------------------------------------========================

(1)  Reclassified to conform to the 2000 presentation.
(2)  Excludes restructuring-related items.

Western Europe -- which provides banking, lending and investment services, including credit and charge cards, to customers throughout the region -- reported core income of $345 million in 2000, up $70 million or 25% from 1999, reflecting growth across the region, particularly Germany. Net income of $277 million in 1999 included restructuring credits of $2 million ($4 million pretax).

The net effect of foreign currency translation reduced income growth by approximately $54 million in 2000 and reduced revenue and expense and growth rates by 14 and 12 percentage points from 1999.

As shown in the following table, Western Europe reported 7% account growth in 2000, primarily reflecting loan and deposit growth. However, loans and customer deposit volumes were reduced by the effect of foreign currency translation.


IN BILLIONS OF DOLLARS                                                2000        1999
-------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                                                  9.5         8.9
Average customer deposits                                             $12.4       $13.7
Average loans                                                         $14.6       $15.3
-------------------------------------------------------------------------------------------

Revenues, net of interest expense, of $1.899 billion in 2000 decreased $92 million or 5% from 1999 as higher investment product fees, loan growth and higher deposit spreads were more than offset by the effect of foreign currency translation. Adjusted operating expenses of $1.137 billion declined $146 million or 11% from 1999 as costs associated with higher business volumes were more than offset by lower regional office and technology expenses and the effect of foreign currency translation.

The provision for credit losses was $222 million in 2000, down from $268 million in 1999. The adoption of revised FFIEC write-off policies in 2000 added $10 million to net credit losses, which were charged against the allowance for credit losses, and 7 basis points to the net credit loss ratio. The net credit loss ratio was 1.62% (1.55% excluding the effects of FFIEC policy revisions) in 2000, compared with 1.64% in 1999. Loans delinquent 90 days or more of $782 million or 5.09% of loans at December 31, 2000 decreased from $868 million or 5.75% at December 31, 1999.

JAPAN


IN MILLIONS OF DOLLARS                                                2000      1999 (1)
------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                                $652        $392
Adjusted operating expenses (2)                                         417         239
Provisions for credit losses                                             20          12
                                                                   ------------------------
INCOME BEFORE TAXES                                                     215         141
Income taxes                                                             76          54
                                                                   ------------------------
NET INCOME                                                             $139         $87
-------------------------------------------------------------------========================
Average assets (IN BILLIONS OF DOLLARS)                                  $7          $5
Return on assets                                                        1.99%       1.74%
-------------------------------------------------------------------========================

(1)  Reclassified to conform to the 2000 presentation.
(2)  Excludes restructuring-related items.

Japan -- which provides banking, lending and investment services, including credit and charge cards, to customers throughout the country -- reported net income of $139 million in 2000, up $52 million or 60% from 1999, reflecting expansion of the business, driven by growth in deposits, investment products, and mortgages. Net income growth in 2000 also reflects the Diners Club acquisition in the 2000 first quarter.

Net foreign currency translation effects increased revenue growth by 2 percentage points, and expense growth by 4 percentage points.

As shown in the following table, Japan reported strong growth in accounts, customer deposits, and loans. In 2000, the Diners Club acquisition added approximately $0.5 billion in loans and 0.6 million accounts.


IN BILLIONS OF DOLLARS                                                2000        1999
-------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                                                  2.8         2.0
Average customer deposits                                             $13.6       $11.4
Average loans                                                         $ 3.2       $ 1.6
----------------------------------------------------------------------=====================

Revenues, net of interest expense, of $652 million in 2000 grew $260 million or 66% from 1999, reflecting higher deposit volumes and spreads, and growth in investment product fees and mortgage loans. Adjusted operating expenses increased $178 million or 74% in 2000, reflecting costs associated with expansion efforts and additional business volumes. In 2000, both revenue and expense increases also reflect the Diners Club acquisition.

The provision for credit losses in 2000 was $20 million, up from $12 million in 1999. The net credit loss ratio of 0.63% in 2000 declined from 0.76% in 1999 and loans delinquent 90 days or more were $8 million or 0.22% of loans at December 31, 2000, down from $11 million or 0.49% at December 31, 1999.

ASIA


IN MILLIONS OF DOLLARS                                                2000       1999(1)
-------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                              $2,109      $1,852
Adjusted operating expenses (2)                                         981         951
Provisions for credit losses                                            254         333
                                                                   ------------------------
CORE INCOME BEFORE TAXES                                                874         568
Income taxes                                                            311         212
                                                                   ------------------------
CORE INCOME                                                             563         356
Restructuring-related items, after-tax                                   (4)        (13)
                                                                   ------------------------
NET INCOME                                                           $  559      $  343
-------------------------------------------------------------------========================
Average assets (IN BILLIONS OF DOLLARS)                                 $27         $25
Return on assets                                                        2.07%       1.37%
-------------------------------------------------------------------========================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                                        2.09%       1.42%
-------------------------------------------------------------------========================

(1)  Reclassified to conform to the 2000 presentation.
(2)  Excludes restructuring-related items.

Asia (excluding Japan) -- which provides banking, lending and investment services, including credit and charge cards, to customers throughout the region -- reported core income of $563 million in 2000, up $207 million or 58% from 1999, reflecting loan growth, particularly credit cards, higher investment product fees and deposit growth. Net income of $559 million in 2000 and $343 million in 1999, included restructuring-related charges of $4 million ($5 million pretax) and $13 million ($23 million pretax), respectively.

In 2000, net foreign currency translation effects reduced revenue and expense growth by approximately 1 and 3 percentage points, respectively.

 As shown in the following table, Asia accounts grew 13% in 2000, reflecting growth in the cards business across the region, and favorable economic conditions in most countries.


IN BILLIONS OF DOLLARS                                                2000        1999
-------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                                                  8.1         7.2
Average customer deposits                                             $33.8       $30.7
Average loans                                                         $22.2       $21.7
----------------------------------------------------------------------=====================

Revenues, net of interest expense, of $2.109 billion in 2000 increased $257 million or 14% from 1999 reflecting improvements in most countries driven by growth in cards, investment product fees, and deposits.

Adjusted operating expenses of $981 million increased $30 million or 3% from 1999 reflecting increased variable compensation, including higher investment product sales commissions, and increased marketing costs, offset by lower expenses in certain countries resulting from previously implemented restructuring initiatives.

The provision for credit losses in 2000 was $254 million compared with $333 million in 1999. The net credit loss ratio was 1.16% in 2000, compared with 1.32% in 1999. Loans delinquent 90 days or more were $335 million or 1.51% of loans at December 31, 2000, compared with $442 million or 1.93% at December 31, 1999. The declines in the net credit loss ratio and delinquencies from 1999 reflect favorable economic conditions in most countries.

LATIN AMERICA


IN MILLIONS OF DOLLARS                                                2000       1999(1)
-------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                              $1,941      $1,970
Adjusted operating expenses (2)                                       1,350       1,194
Provision for credit losses                                             292         447
                                                                   ------------------------
CORE INCOME BEFORE TAXES                                                299         329
Income taxes                                                             91         107
                                                                   ------------------------
CORE INCOME                                                             208         222
Restructuring-related items, after-tax                                  (31)        (27)
                                                                   ------------------------
NET INCOME                                                           $  177      $  195
-------------------------------------------------------------------========================
Average assets (IN BILLIONS OF DOLLARS)                                 $12         $14
Return on assets                                                        1.48%       1.39%
-------------------------------------------------------------------========================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                                        1.73%       1.59%
-------------------------------------------------------------------========================

(1)  Reclassified to conform to the 2000 presentation.
(2)  Excludes restructuring-related items.

Latin America - which provides banking, lending and investment services, including credit and charge cards, to customers throughout the region - reported core income of $208 million in 2000, down $14 million or 6% from 1999, reflecting reduced earnings related to Confia and lower business volumes due to weak economic conditions, partially offset by lower credit costs and an increase in earnings from Credicard, a 33%-owned Brazilian Card affiliate. Net income of $177 million in 2000 and $195 million in 1999 included restructuring-related charges of $31 million ($45 million pretax) and $27 million ($42 million pretax), respectively.

In 2000, minimal growth in accounts and deposits reflected economic conditions in certain countries. The decline in average loans reflects the 2000 first quarter auto loan portfolio sale in Puerto Rico and credit risk management initiatives.


IN BILLIONS OF DOLLARS                                                2000        1999
-------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                                                  9.1         8.8
Average customer deposits                                             $13.7       $13.5
Average loans                                                         $ 7.2       $ 8.0
----------------------------------------------------------------------=====================

Revenues, net of interest expense, of $1.941 billion in 2000 decreased $29 million or 1% from 1999 as higher Credicard earnings were offset by reduced revenues from Confia and business volume declines in certain countries, including the effect of the auto loan portfolio sale in Puerto Rico.

Adjusted operating expenses of $1.350 billion increased $156 million or 13% from 1999 reflecting costs associated with new business initiatives, strategy changes in certain countries, and acquisitions in the region.

The provision for credit losses was $292 million in 2000 compared to $447 million in 1999. The adoption of revised FFIEC write-off policies in 2000 added $41 million to net credit losses, which were charged against the allowance for credit losses, and 56 basis points to the net credit loss ratio. The net credit loss ratio was 4.62% (4.06% excluding the effect of FFIEC policy revisions) in 2000 down from 5.30% in 1999. Loans delinquent 90 days or more of $250 million or 3.66% of loans at December 31, 2000 decreased from $320 million or 4.10% at December 31, 1999. The decline in delinquent loans in 2000 reflects additional write-offs related to the adoption of revised FFIEC policies.

CENTRAL & EASTERN EUROPE, MIDDLE EAST & AFRICA


IN MILLIONS OF DOLLARS                                                2000        1999(1)
-------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                                $418        $337
Adjusted operating expenses (2)                                         289         230
Provision for credit losses                                              33          32
                                                                   ------------------------
CORE INCOME BEFORE TAXES                                                 96          75
Income taxes                                                             37          29
                                                                   ------------------------
CORE INCOME                                                              59          46
Restructuring-related items, after-tax                                    4         (17)
                                                                   ------------------------
NET INCOME                                                             $ 63       $  29
-------------------------------------------------------------------========================
Average assets (IN BILLIONS OF DOLLARS)                                  $3          $3
Return on assets                                                        2.10%       0.97%
-------------------------------------------------------------------========================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                                        1.97%       1.53%
-------------------------------------------------------------------========================

(1)  Reclassified to conform to the 2000 presentation.
(2)  Excludes restructuring-related items.

Central & Eastern Europe, Middle East & Africa (CEEMEA--including India and Pakistan) -- which provides banking, lending and investment services, including credit and charge cards, to customers throughout the region -- reported core income of $59 million in 2000, up $13 million or 28% from 1999, reflecting growth across the region, particularly India. Net income of $63 million in 2000 and $29 million in 1999 included restructuring-related items of $4 million ($5 million pretax) and ($17) million (($27) million pretax), respectively. Core income in 1999 includes a $16 million ($25 million pretax) gain related to an investment in an affiliate.

The net effect of foreign currency translation reduced revenue and expense growth by approximately 5 and 6 percentage points, respectively, in 2000.

As shown in the following table, CEEMEA reported 33% account growth in 2000 primarily reflecting growth in credit cards and customer deposits as franchise growth efforts continue across the region.


IN BILLIONS OF DOLLARS                                                2000        1999
-------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                                                  2.8         2.1
Average customer deposits                                              $3.9        $3.6
Average loans                                                          $1.9        $1.7
-----------------------------------------------------------------------====================

Revenues, net of interest expense, of $418 million in 2000 increased $81 million or 24% from 1999 reflecting strong growth in cards and deposits, and higher spreads. Adjusted operating expenses of $289 million increased $59 million or 26% from 1999, reflecting higher business volumes and costs associated with franchise growth in the region.

The provision for credit losses was $33 million in 2000 compared with $32 million in 1999. The adoption of revised FFIEC write-off policies in 2000 added $3 million to net credit losses, which were charged against the allowance for credit losses, and 15 basis points to the net credit loss ratio. The net credit loss ratio was 1.95% (1.80% excluding the effect of FFIEC policy revisions) in 2000, down from 1.96% in 1999 and loans delinquent 90 days or more of $32 million or 1.37% of loans at December 31, 2000 decreased from $46 million or 2.25% at December 31, 1999.

E-CONSUMER


IN MILLIONS OF DOLLARS                                                2000         1999(1)
-------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                                $173        $108
Adjusted operating expenses                                             498         295
                                                                   ------------------------
LOSS BEFORE TAX BENEFITS                                               (325)       (187)
Income tax benefits                                                    (123)        (76)
                                                                   ------------------------
NET LOSS                                                              ($202)      ($111)
-------------------------------------------------------------------========================


(1)  Reclassified to conform to the 2000 presentation.

e-Consumer -- the business responsible for developing and implementing Global Consumer Internet financial services products and e-commerce solutions -- reported net losses of $202 million in 2000, compared to $111 million in 1999.

Revenues, net of interest expense, were $173 million in 2000, up from $108 million in 1999. Revenues in 2000 include gains related to the sale of certain Internet/e-commerce investments.

Adjusted operating expenses of $498 million increased from $295 million in 1999, reflecting continued investment spending on Internet financial services. Expenses in 2000 include charges related to the termination of certain contracts and other initiatives.

OTHER CONSUMER


IN MILLIONS OF DOLLARS                                                2000      1999 (1)
-------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                               $  35        $175
Adjusted operating expenses (2)                                         160         239
Provision for credit losses                                               -          25
                                                                   ------------------------
LOSS BEFORE TAX BENEFITS                                               (125)        (89)
Income tax benefits                                                     (35)        (21)
                                                                   ------------------------
LOSS                                                                    (90)        (68)
Restructuring-related items, after-tax                                    2         (12)
                                                                   ------------------------
NET LOSS                                                               ($88)       ($80)
-------------------------------------------------------------------========================

(1)  Reclassified to conform to the 2000 presentation.
(2)  Excludes restructuring-related items.

Other Consumer -- which includes certain treasury operations and global marketing and other programs - reported losses before restructuring-related items of $90 million in 2000, compared with $68 million in 1999, reflecting lower treasury results, offset by lower marketing costs and reduced staff levels. Expenses in 2000 also reflect costs associated with the termination of certain global distribution initiatives. The 1999 revenues, expenses and provision for credit losses include the results of the private label cards business that was discontinued in early 2000. Net losses of $88 million in 2000 and $80 million in 1999 included restructuring-related items of $2 million ($2 million pretax) and ($12) million (($19) million pretax), respectively.

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

CONSUMER LOAN DELINQUENCY AMOUNTS, NET CREDIT LOSSES, AND RATIOS


                                                TOTAL        90 DAYS OR MORE    AVERAGE    NET CREDIT
                                                LOANS          PAST DUE(1)       LOANS      LOSSES(1)
                                                ---------------------------------------------------------
IN MILLIONS OF DOLLARS,
  EXCEPT LOAN AMOUNTS IN BILLIONS                2000       2000        1999      2000     2000     1999
---------------------------------------------------------------------------------------------------------
Citibanking North America                       $  7.3    $   35      $   55    $   7.0   $   64   $   90
Ratio                                                       0.48%       0.78%               0.91%    1.22%

Mortgage Banking                                  41.7       828         696       35.4       46       43
Ratio                                                       1.99%       2.31%               0.13%    0.16%

North America Bankcards                           86.8     1,140       1,066       78.5    3,022    3,158
Ratio                                                       1.31%       1.44%               3.85%    4.54%

Other Cards                                        1.7         6          21        1.8       65       49
Ratio                                                       0.35%       1.31%               3.76%    3.00%

CitiFinancial                                     20.1       277         203       17.4      340      295
Ratio                                                       1.38%       1.31%               1.96%    2.18%

Associates (2)                                    68.1     1,622       1,461       61.8    2,389    2,018
Ratio                                                       2.38%       2.62%               3.87%    3.88%

Western Europe                                    15.4       782         868       14.6      237      249
Ratio                                                       5.09%       5.75%               1.62%    1.64%

Japan                                              3.6         8          11        3.2       20       12
Ratio                                                       0.22%       0.49%               0.63%    0.76%

Asia                                              22.2       335         442       22.2      257      286
Ratio                                                       1.51%       1.93%               1.16%    1.32%

Latin America                                      6.8       250         320        7.2      332      419
Ratio                                                       3.66%       4.10%               4.62%    5.30%

CEEMEA                                             2.3        32          46        1.9       38       32
Ratio                                                       1.37%       2.25%               1.95%    1.96%

The Citigroup Private Bank (3)                    26.4        61         120       24.2       23       19
Ratio                                                       0.23%       0.54%               0.09%    0.10%

Other                                              0.4        --           4        0.3       --       23
---------------------------------------------------------------------------------------------------------
TOTAL MANAGED                                    302.8     5,376       5,313      275.5    6,833    6,693
RATIO                                                       1.78%       2.07%               2.48%    2.80%
---------------------------------------------------------------------------------------------------------
Securitized receivables                          (60.6)   (1,012)      (916)      (57.0)  (2,228)  (2,479)
Loans held for sale                              (13.3)     (110)        (32)      (8.7)    (182)    (121)
---------------------------------------------------------------------------------------------------------
Consumer loans                                  $228.9    $4,254      $4,365    $ 209.8   $4,423   $4,093
Ratio                                                       1.86%       2.24%               2.11%    2.24%
------------------------------------------------=========================================================

(1) The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.
(2) Associates results are reported in the Associates segment.
(3) The Citigroup Private Bank results are reported as part of the Global Investment Management and Private Banking segment.

CONSUMER LOAN BALANCES, NET OF UNEARNED INCOME


                                               END OF PERIOD                 AVERAGE
                                             -------------------     ----------------------
IN BILLIONS OF DOLLARS                         2000     1999              2000      1999
-------------------------------------------------------------------------------------------
TOTAL MANAGED                                 $302.8   $257.2            $275.5    $239.3
Securitized receivables                        (60.6)   (58.0)            (57.0)    (51.0)
Loans held for sale                            (13.3)    (4.6)             (8.7)     (5.5)
                                             -------------------        -------------------
CONSUMER LOANS                                $228.9   $194.6            $209.8    $182.8
---------------------------------------------==============================================

Total delinquencies 90 days or more past due in the managed portfolio were $5.376 billion with a related delinquency ratio of 1.78% at December 31, 2000, compared with $5.313 billion or 2.07% at December 31, 1999. Total managed net credit losses in 2000 were $6.833 billion and the related loss ratio was 2.48%, compared with $6.693 billion and 2.80% in 1999. For a discussion on trends by business, see business discussions on pages 12 - 21.

Citicorp's allowance for credit losses of $8.961 billion is available to absorb all probable credit losses inherent in the portfolio. For analytical purposes only, the portion of Citicorp's allowance for credit losses attributed to the consumer portfolio was $4.973 billion as of December 31, 2000, down from $5.158 billion in 1999. The allowance as a percentage of loans on the balance sheet was 2.17% as of December 31, 2000, down from 2.65% at December 31, 1999 reflecting improved credit performance in the portfolio. The attribution of the allowance is made for analytical purposes only and may change from time to time.


IN BILLIONS OF DOLLARS                                        2000        1999
--------------------------------------------------------------------------------
Allowance for credit losses (1)                               $4.973      $5.158
As a percentage of total consumer loans                        2.17%       2.65%
--------------------------------------------------------------==================

(1) Includes $1.746 billion and $1.727 billion at December 31, 2000 and 1999, respectively, related to Associates.

GLOBAL CONSUMER OUTLOOK

The statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 33.

BANKING/LENDING

CITIBANKING NORTH AMERICA. 2000 was a year of continued success. Citibanking invested in programs and staff to improve operations and customer service while continuing to reduce overall expenses. In addition, Citibanking implemented its needs based sales approach through Citipro, a complimentary financial needs analysis that assesses customers' needs and recommends appropriate financial products to meet those needs. In 2001, Citibanking expects business volumes to increase, including loans, which have declined in the past year, however, lower interest rates may narrow spreads.

On February 12, 2001, Citicorp agreed to acquire European American Bank (EAB), a state-chartered bank with $11.5 billion in deposits, $15.4 billion in assets and 97 branches in the New York area. The transaction, which upon completion will be immediately accretive to Citicorp's earnings, is subject to customary bank regulatory approvals and is expected to close in mid-2001.

MORTGAGE BANKING. In 2000, Mortgage Banking increased core income by 21% over 1999. New loan production was 13% higher than 1999 as mortgage market share increased and was supported by the cross-sell success of its Citigroup affiliate, Salomon Smith Barney, financial consultants selling approximately $1 billion of mortgage products. Student Loans retained its top industry ranking for volume and continued to expand its Internet presence by sourcing 40% of new loan applications through its website versus 16% in 1999. In 2001, core income should improve over 2000 if increased refinancing activity occurs as a result of lower interest rates, by the development of Internet-based partnerships, and additional e-commerce volumes. Credit costs are not expected to improve further from 2000 due to volume growth and U.S. economic conditions.

NORTH AMERICA CARDS. The Cards business achieved improved performance in 2000 despite a challenging interest rate environment and continuing competitive pressures. Despite lower spreads, return on managed assets increased as both net credit loss and expense ratios improved. In 2001, the business is expected to show continued growth as lower interest rates should help improve spreads; however, credit costs and delinquencies are expected to increase from 2000 levels as a result of the U.S. economic environment and continued business growth.

CITIFINANCIAL. The addition of approximately 100 new branches, successful integration of prior years' acquisitions, and the continuation of originating new volume through Citigroup affiliates contributed to the growth of the business in 2000. CitiFinancial will continue to pursue growth by expanding and developing new channels and diversifying its product offerings. As in the past, cross-selling opportunities among Citigroup affiliates will continue. The slowing U.S. economy may mitigate growth in 2001 and credit performance is expected to deteriorate as previous portfolio additions mature and the uncertain economic environment persists.

INTERNATIONAL CONSUMER

WESTERN EUROPE. The outlook for the Western Europe region appears to be favorable. The economic convergence of Eurozone is progressing and increasing its breadth with the inclusion of Greece as of January 2001. In 2001, the business will continue to focus on the development of Internet banking and investment products, along with consumer finance and cards. As social reforms take hold, an increasing recognition on the part of consumers that they will need to fund their own retirements is fueling a substantial investment product opportunity. Citigroup's strengths in distribution and consistent global advertising and marketing efforts will provide a strong platform to expand beyond the current European presence.

JAPAN. The acquisition of Diners Japan in 2000 expanded the country's loan portfolio and contributed to both revenue and income growth. Growth was reported across all product categories in 2000 and is planned to continue in 2001. In 2001, the business focus will be on expanding cards, revolving credit, and investment products. While competitive pressures are expected to continue and compress spreads, the business plans to grow through volume and fee revenue increases. Credit costs are expected to increase modestly due to volume growth.

CENTRAL & EASTERN EUROPE, MIDDLE EAST & AFRICA. The business experienced strong momentum in 2000 with a 28% increase in core income, driven by an expanded presence in the region and the rapid emergence of a middle class with increasing financial services needs. In 2000, revenue and account growth was driven by leadership in cards across the region, the development of the consumer finance franchise in key markets, and increased focus on investment and insurance product sales. The priorities for 2001 will be the growth of market share in established markets, further integration of acquisitions in India, Poland and Hungary, continued development of the new franchises, and the launch of innovative products and services using the Internet and mobile channels. The business plans to grow in 2001, despite increased competitive pressures.

ASIA. The region recorded strong financial performance in 2000, driven by volume growth, expense management initiatives and favorable credit performance, despite pricing compression and currency devaluation in a number of countries. Credit costs in 2000 were low compared to the previous year, and are expected to increase modestly in 2001 to reflect business growth. The business focus in 2001 will be on continuing the 2000 momentum to expand the cards, revolving credit, and investment products portfolios.

LATIN AMERICA. In 2000, the region continued to experience weak economic conditions in some of its countries. Tight controls in loan underwriting and collections resulted in improved credit performance, offsetting a portion of the revenue weakness. The termination and subsequent partial restoration of a subsidy from the Mexican government also impacted results. The business will continue to focus on products with reduced risk and population segments and continue to implement operating expense reduction programs. The partial restoration of the subsidy from the Mexican government coupled with expected improvement in the economic climate and stable credit costs should position the Latin American region for growth in 2001.

E-CONSUMER. In 2000 the business launched several new product initiatives, including Citibank Online, C2it and MyCiti, and entered into a strategic alliance with America Online. Expenses in 2000 included one-time charges related to the termination of certain contracts and other initiatives. In 2001, the business will continue to develop and refine product offerings and focus on strategic alliances that will extend Citicorp's ability to deliver financial services via the Internet and improve cross selling opportunities with other Citigroup businesses. These efforts should position Citicorp to grow with the digital economy and improve product distribution and customer service capabilities.

GLOBAL CORPORATE BANK


IN MILLIONS OF DOLLARS                                                2000         1999 (1)
-------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                             $10,128      $8,563
Adjusted operating expenses (2)                                       5,928       5,336
Provision for credit losses                                             346         353
                                                                   ------------------------
CORE INCOME BEFORE TAXES                                              3,854       2,874
Income taxes                                                          1,402       1,077
                                                                   ------------------------
CORE INCOME                                                           2,452       1,797
Restructuring-related items, after-tax                                  (11)        (22)
                                                                   ------------------------
NET INCOME                                                         $  2,441      $1,775
-------------------------------------------------------------------========================

(1)  Reclassified to conform to the 2000 presentation.
(2)  Excludes restructuring-related items.

Citicorp's Global Corporate Bank serves corporations, financial institutions, governments, investors and other participants in capital markets throughout the world and consists of The Global Relationship Bank (GRB) and Emerging Markets Corporate Banking (EM Corporate). GRB focuses on providing banking, capital markets and transaction processing services to large multinational companies in 22 developed countries. EM Corporate provides a wide array of banking products and services to multinational and large and emerging local corporations in 78 emerging market countries.

Global Corporate Bank core income in 2000 was $2.452 billion, up $655 million or 36% from 1999. In 2000, EM Corporate core income was $1.610 billion, up $448 million or 39% from 1999, while GRB core income was $842 million, up $207 million or 33% from 1999. EM Corporate's core income growth was driven by broad-based growth in revenues, tight expense control management and improved credit. Core income growth at GRB reflected double-digit revenue growth partially offset by increases in expenses and the provision for credit losses.

Net income of $2.441 billion in 2000 and $1.775 billion in 1999 included restructuring-related charges of $11 million ($18 million pretax) in 2000 and $22 million ($35 million pretax) in 1999. See Note 13 of Notes to Consolidated Financial Statements.

THE GLOBAL RELATIONSHIP BANK


IN MILLIONS OF DOLLARS                                                2000         1999 (1)
-------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                              $5,046      $4,216
Adjusted operating expenses (2)                                       3,569       3,206
Provision for credit losses                                             161           6
                                                                   ------------------------
CORE INCOME BEFORE TAXES                                              1,316       1,004
Income taxes                                                            474         369
                                                                   ------------------------
CORE INCOME                                                             842         635
Restructuring-related items, after-tax                                    -         (12)
                                                                   ------------------------
NET INCOME                                                          $   842      $  623
-------------------------------------------------------------------========================

(1)  Reclassified to conform to the 2000 presentation.
(2)  Excludes restructuring-related items.

Core income from The Global Relationship Bank was $842 million in 2000, up $207 million or 33% from 1999, primarily reflecting double-digit revenue growth partially offset by increases in expenses and the provision for credit losses. During the second quarter of 2000, GRB strengthened its position in the U.S. leasing market through the purchase of Copelco. Net income of $623 million in 1999 included restructuring-related items of $12 million ($18 million pretax).

Revenues, net of interest expense, in 2000 of $5.046 billion increased $830 million or 20% from 1999. The increase was driven by growth in transaction services, equity derivatives and structured products along with the acquisition of Copelco. The 2000 comparison was negatively impacted by lower trading results, due to treasury activities partially offset by improvements in warrants and foreign exchange.

Adjusted operating expenses were $3.569 billion in 2000, up $363 million or 11% from 1999. The increase in expenses from 1999 to 2000 was primarily the result of higher incentive compensation and the acquisition of Copelco partially offset by the absence of year 2000 and European Economic Monetary Union expenses.

The provision for credit losses was $161 million in 2000 compared to $6 million in 1999. The increase was due to 2000 losses on exposures to North American health care borrowers; recoveries on real estate loans in 1999; and losses at Copelco, which was acquired in the second quarter of 2000. Exposures to healthcare were limited in 1999 and were significantly reduced during 2000. Copelco is an equipment lease financing business that incurred an acceptable level of credit losses in the normal course of its business.

Cash-basis loans at December 31, 2000 and 1999 were $539 million and $304 million, respectively, while the Other Real Estate Owned portfolio totaled $115 million and $156 million, respectively. In all periods, cash-basis loans represent less than 0.2% of total outstanding loans and unfunded commitments. Approximately half of the increase in cash-basis loans in 2000 was due to the acquisition of Copelco, with the balance attributable to borrowers in North America. The improvement in Other Real Estate Owned in 2000 was primarily related to the North America real estate portfolio.

EMERGING MARKETS CORPORATE BANKING


IN MILLIONS OF DOLLARS                                                2000       1999(1)
-------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                              $5,082      $4,347
Adjusted operating expenses (2)                                       2,359       2,130
Provision for credit losses                                             185         347
                                                                   ------------------------
CORE INCOME BEFORE TAXES                                              2,538       1,870
Income taxes                                                            928         708
                                                                   ------------------------
CORE INCOME                                                           1,610       1,162
Restructuring-related items, after-tax                                  (11)        (10)
                                                                   ------------------------
NET INCOME                                                           $1,599      $1,152
-------------------------------------------------------------------========================

(1)  Reclassified to conform to the 2000 presentation.
(2)  Excludes restructuring-related items.

Emerging Markets Corporate Banking core income totaled $1.610 billion in 2000, up $448 million or 39% from 1999, reflecting broad based revenue growth, tight expense control management and improved credit in Asia. The improvement in core income was driven by growth across all regions with Asia up $212 million to $588 million, CEEMEA up $138 million to $393 million and Latin America up $34 million to $566 million. In June 2000, EM Corporate completed the acquisition of a majority interest in Bank Handlowy, Poland's largest corporate bank. Net income of $1.599 billion and $1.152 billion in 2000 and 1999, respectively, included restructuring-related items of $11 million ($18 million pretax) and $10 million ($17 million pretax), respectively.

Revenues, net of interest expense, of $5.082 billion in 2000 grew $735 million or 17% compared with 1999. Revenue growth in 2000 was led by CEEMEA, up 36% from 1999, due to the acquisition of Bank Handlowy along with growth in trading-related revenues and transaction services. Asia revenues were up 10% in 2000 as growth in transaction services and higher securities transactions were partially offset by a decline in trading-related revenues. Latin America revenues were up 6% in 2000 reflecting growth in transaction services, capital markets and asset based finance, partially offset by lower trading-related revenues.

Revenues in the EM Corporate business that were attributable to business from multinational companies managed jointly with GRB grew 10% in 2000 and 17% in 1999. These revenues accounted for approximately 23% and 25% of total EM Corporate revenues in 2000 and 1999, respectively.

Adjusted operating expenses in 2000 were well controlled, increasing $229 million or 11% to $2.359 billion (up 5% excluding the impact of the acquisition of Bank Handlowy). Expense growth was primarily due to investment spending to gain market share in selected emerging market countries and other volume related increases.

The provision for credit losses of $185 million in 2000 was down $162 million compared with 1999. Net credit losses in 2000 were down $185 million or 46% compared to 1999, primarily reflecting improvements in Asia, mainly China, Indonesia, Australia and Thailand, and in CEEMEA. Cash-basis loans at December 31, 2000 and 1999 were $1.147 billion and $1.044 billion, respectively. The increase in 2000 was primarily due to the acquisition of Bank Handlowy along with increases in Latin America, partially offset by improvements in Asia.

COMMERCIAL PORTFOLIO REVIEW

Commercial loans are identified as impaired and placed on a nonaccrual basis when it is determined that the payment of interest or principal is doubtful of collection or when interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection. Impaired commercial loans are written down to the extent that principal is judged to be uncollectible. Impaired collateral-dependent loans are written down to the lower of cost or collateral value. The following table summarizes commercial cash-basis loans and net credit losses.


IN MILLIONS OF DOLLARS                                                2000        1999
-------------------------------------------------------------------------------------------
CASH-BASIS LOANS AT YEAR-END
The Global Relationship Bank (1)                                    $   539     $   304
Emerging Markets Corporate Banking                                    1,147       1,044
Associates (2)                                                          402         223
Investment Activities (3)                                                 2          14
                                                                   ------------------------
TOTAL CASH-BASIS LOANS                                               $2,090      $1,585
-------------------------------------------------------------------------------------------
NET CREDIT LOSSES
The Global Relationship Bank (1)                                       $161      $    6
Emerging Markets Corporate Banking                                      221         406
Associates (2)                                                          382         142
Investment Activities (3)                                                 7           -
                                                                   ------------------------
TOTAL NET CREDIT LOSSES                                                $771        $554
-------------------------------------------------------------------========================

(1) In 2000, includes $107 million in cash-basis loans and $32 million in net credit losses related to Copelco.
(2) Associates results are reported in the Associates segment and exclude amounts related to manufactured housing, as such loan origination operations were discontinued in early 2000. Excluded cash-basis loans and net credit losses relating to manufactured housing were $55 million and $36 million, respectively, in 1999.
(3) Investment Activities results are reported in the Investment Activities segment.

Total commercial cash-basis loans were $2.090 billion and $1.585 billion at December 31, 2000 and 1999, respectively. Cash-basis loans in GRB increased $235 million to $539 million at December 31, 2000 with approximately half of the increase due to the acquisition of Copelco and the balance attributable to borrowers in North America. Associates' cash-basis loans of $402 million increased $179 million primarily in the transportation portfolio. EM Corporate cash-basis loans were $1.147 billion at December 31, 2000, up 10% from a year ago primarily due to the acquisition of Bank Handlowy along with increases in Latin America, partially offset by improvements in Asia.

Total commercial net credit losses of $771 million in 2000 increased $217 million compared to 1999 primarily reflecting increases in Associates and GRB partially offset by a decline in EM Corporate. The increase in Associates net credit losses was primarily due to deterioration in the transportation portfolio, while the GRB increase reflected 2000 losses on exposures to North American health care borrowers; recoveries on real estate loans in 1999; and the inclusion of losses for Copelco, which was acquired in the second quarter of 2000. Exposures to health care were limited in 1999 and were significantly reduced during 2000. EM Corporate net credit losses in 2000 were down $185 million, primarily reflecting improvements in Asia, mainly China, Indonesia, Australia and Thailand, and in CEEMEA. For a further discussion of trends by business, see the business discussions on pages 25 - 26.

Citicorp's allowance for credit losses of $8.961 billion is available to absorb all probable credit losses inherent in the portfolio. For analytical purposes only, the portion of Citicorp's allowance for credit losses attributed to the commercial portfolio was $3.988 billion at December 31, 2000 compared to $3.695 billion at December 31, 1999. The increase in the allowance in 2000 primarily reflects an increase related to the Associates' transportation portfolio and the impact of acquisitions.


IN BILLIONS OF DOLLARS                                                2000        1999
-------------------------------------------------------------------------------------------
Commercial allowance for credit losses (1)                            $3.988      $3.695
As a percentage of total commercial loans                               2.90%       3.04%
----------------------------------------------------------------------=====================

(1) Includes $621 million and $447 million at December 31, 2000 and 1999, respectively, related to Associates.

GLOBAL CORPORATE BANK OUTLOOK

The statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 33.

The businesses of Global Corporate Bank are significantly affected by the levels of activity in the global capital markets which, in turn, are influenced by macro-economic and political policies and developments, among other factors, in the 100 countries in which the businesses operate. Global economic and market events can have both positive and negative effects on the revenue performance of the businesses and can negatively affect credit performance. In particular, levels of trading-related revenue, securities transactions, and gains from asset sales may fluctuate in the future as a result of market and asset-specific factors.

In 1998, the global capital markets experienced severe economic turmoil. Currency crises sparked economic turmoil that began in Asia, spread to Russia and in early 1999 to Latin America. In response, the businesses undertook initiatives at that time to reduce the risk profile.

Losses on commercial lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly defined business or loan type.

Citicorp continues to monitor the impact of the slowing U.S. economy on its portfolio. Problem credits will continue to be identified early and appropriate remedial actions will be taken.

Overall, the EM Corporate portfolio remains diversified across a number of geographies and industry groups. During 2000, most emerging market economies showed improvements, particularly in Asia. While most countries that suffered from the economic turmoil of 1998 and early 1999 have stabilized, they remain dependent on U.S. and world economic growth as well as liquidity. Citicorp continues to monitor countries closely and, where appropriate, adjusts exposures, tunes early warning systems and strengthens risk management oversight.

GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING


IN MILLIONS OF DOLLARS                                                2000       1999(1)
-------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                              $2,000      $1,579
Adjusted operating expenses (2)                                       1,460       1,155
Provision for credit losses                                              23          12
                                                                   ------------------------
CORE INCOME BEFORE TAXES                                                517         412
Income taxes                                                            194         153
                                                                   ------------------------
CORE INCOME                                                             323         259
Restructuring-related items, after-tax                                   (9)          2
                                                                   ------------------------
NET INCOME                                                           $  314      $  261
-------------------------------------------------------------------========================

(1)   Reclassified to conform to the 2000 presentation.
(2)   Excludes restructuring-related items.

The Global Investment Management and Private Banking group is comprised of Citibank Asset Management and The Citigroup Private Bank. These businesses offer a broad range of asset management products and services from global investment centers around the world, including mutual funds, closed-end funds, managed accounts, pension administration and personalized wealth management services to institutional, high net worth and retail clients.

Global Investment Management and Private Banking core income in 2000 of $323 million, up $64 million or 25% from 1999, reflected continued customer revenue momentum within The Citigroup Private Bank along with the impact of the acquisitions of Siembra, Garante and Colfondos in Citibank Asset Management. Net income of $314 million in 2000 and $261 million in 1999 included a restructuring-related charge of $9 million ($14 million pretax) and a restructuring-related credit of $2 million ($4 million pretax), respectively.

CITIBANK ASSET MANAGEMENT


IN MILLIONS OF DOLLARS                                                2000         1999(1)
-------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                                $593        $367
Total operating expenses (2)                                            589         385
                                                                   ------------------------
CORE INCOME (LOSS) BEFORE TAXES                                           4         (18)
Income taxes (benefits)                                                   5          (8)
                                                                   ------------------------
LOSS                                                                     (1)        (10)
Restructuring-related items, after-tax                                   (4)          1
                                                                   ------------------------
NET LOSS                                                               $ (5)       $ (9)
-------------------------------------------------------------------========================
ASSETS UNDER MANAGEMENT (IN BILLIONS OF DOLLARS) (3)                   $157        $151
-------------------------------------------------------------------========================


(1)  Reclassified to conform to the 2000 presentation.
(2)  Excludes restructuring-related items.
(3) Includes $30 billion and $31 billion in 2000 and 1999, respectively for Citigroup Private Bank clients. Also includes $5 billion in Emerging Markets Pension Administration assets under management in 2000.

Citibank Asset Management offers institutional, high net worth, and retail clients a broad range of investment alternatives from global investment centers around the world and also includes the pension administration businesses of Global Retirement Services. Products and services offered include mutual funds, closed-end funds, separately managed accounts and pension administration.

The loss before restructuring-related items of $1 million in 2000 was down $9 million from 1999, primarily reflecting the impact of the acquisitions of Siembra, Garante and Colfondos in the Global Retirement Services business partially offset by increased expenses due to additional investments in research, quantitative and technology expertise. Net losses of $5 million in 2000 and $9 million in 1999 included a restructuring-related charge of $4 million ($6 million pretax) in 2000 and a restructuring-related credit of $1 million ($2 million pretax) in 1999.

Assets under management grew 4% in 2000 to $157 billion, as growth in money market accounts, up $3 billion or 10%, and the addition of $5 billion from Global Retirement Services more than offset the decline in long-term mutual fund assets caused primarily by the transfer of a large fund to another Citicorp business.

Revenues, net of interest expense, increased $226 million or 62% to $593 million in 2000 primarily reflecting the impact of acquisitions.

Adjusted operating expenses of $589 million in 2000 were up $204 million or 53% from 1999. The increase primarily reflected the acquisitions and continued investments in research, quantitative and technology expertise.

THE CITIGROUP PRIVATE BANK


IN MILLIONS OF DOLLARS                                                2000        1999(1)
------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                              $1,407      $1,212
Adjusted operating expenses (2)                                         871         770
Provision for credit losses                                              23          12
                                                                   ------------------------
CORE INCOME BEFORE TAXES                                                513         430
Income taxes                                                            189         161
                                                                   ------------------------
CORE INCOME                                                             324         269
Restructuring-related items, after-tax                                   (5)          1
                                                                   ------------------------
NET INCOME                                                          $   319     $   270
-------------------------------------------------------------------========================
Average assets (IN BILLIONS OF DOLLARS)                                 $25         $20
Return on assets                                                        1.28%       1.35%
-------------------------------------------------------------------========================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                                        1.30%       1.35%
-------------------------------------------------------------------========================
CLIENT BUSINESS VOLUMES UNDER MANAGEMENT (IN BILLIONS OF DOLLARS)      $153        $140
-------------------------------------------------------------------========================


(1)  Reclassified to conform to the 2000 presentation.
(2)  Excludes restructuring-related items.

The Citigroup Private Bank provides personalized wealth management services for high net worth clients around the world. The Citigroup Private Bank reported core income in 2000 of $324 million, up $55 million or 20% from 1999, primarily reflecting continued customer revenue momentum, partially offset by increased front-end expenses. Net income of $319 million in 2000 and

$270 million in 1999 included a restructuring-related charge of $5 million ($8 million pretax) and a restructuring-related credit of $1 million ($2 million pretax), respectively.

Client business volumes under management, which include custody accounts, client assets under fee-based management, deposits and loans, were $153 billion at the end of the year, up 9% from $140 billion in 1999, reflecting strong growth in the U.S., Asia Pacific and CEEMEA. Business volumes grew in all product lines.

Revenues, net of interest expense, in 2000 were $1.407 billion, up $195 million or 16% from 1999. Net interest and recurring fee-based revenues increased $131 million or 16%, transaction revenues increased $59 million or 26%, while other revenue increased $5 million or 3% compared to 1999. The 2000 increase in revenues reflected growth in the international region, up $130 million or 17%, as well as continued favorable trends in the U.S., up $65 million or 15% compared to 1999.

Adjusted operating expenses of $871 million in 2000 were up $101 million or 13% from 1999, primarily reflecting higher levels of bankers and product specialists hired to improve front-end sales and service capabilities.

The provision for credit losses for 2000 was $23 million, compared with $12 million in 1999. The increase in the 2000 provision primarily related to a loan in Europe. Net credit losses in 2000 remained at a nominal level of 0.09% of average loans outstanding. Loans 90 days or more past due at year-end were $61 million or 0.23% of total loans outstanding, compared with 0.54% at the end of 1999.

Average assets of $25 billion in 2000 rose $5 billion or 25% from $20 billion in 1999, primarily due to higher loans.

GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING OUTLOOK

The statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 33.

The businesses of Global Investment Management and Private Banking are affected by the economic outlook and market levels. The market for investment management and private banking services is extremely attractive because the "wealth" segment has been growing faster than the overall market. While competition for this attractive and dynamic market segment is increasing, the global market is highly fragmented. This presents Global Investment Management and Private Banking with an extremely attractive business opportunity because it is one of the few providers that can claim to offer a full range of services on a global basis.

ASSOCIATES


IN MILLIONS OF DOLLARS                                              2000(1)      1999(1)
-------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                              $9,728      $8,489
Effect of securitization activity                                       555         438
Housing Finance charge                                                   47          --
                                                                   ------------------------
ADJUSTED REVENUES, NET OF INTEREST EXPENSE                           10,330       8,927
                                                                   ------------------------
Adjusted operating expenses (2)                                       5,057       4,324
Adjusted provision for credit losses (3)                              3,128       2,361
                                                                   ------------------------
CORE INCOME BEFORE TAXES                                              2,145       2,242
Income taxes                                                            764         840
                                                                   ------------------------
CORE INCOME                                                           1,381       1,402
Restructuring-related items and merger-related costs, after-tax        (460)        (22)
Housing Finance charge, after-tax                                       (71)         --
                                                                   ------------------------
NET INCOME                                                          $   850      $1,380
-------------------------------------------------------------------========================
Average assets (IN BILLIONS OF DOLLARS) (4)                             $90         $84
Return on assets                                                        0.94%       1.64%
-------------------------------------------------------------------========================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets (5)                                                    1.53%       1.67%
-------------------------------------------------------------------========================


(1) Includes after-tax adjustments to conform accounting policies to those of Citicorp of $163 million and $110 million, respectively. See Note 2 of Notes to Consolidated Financial Statements.
(2)   Excludes restructuring-related items and Housing Finance charge.
(3)   Adjusted for the effect of securitization and Housing Finance charge.
(4) Adjusted for the effect of securitization, managed average assets were $103 billion and $91 billion in 2000 and 1999, respectively.
(5) Adjusted for the effect of securitization, the return on managed assets, excluding restructuring-related items and Housing Finance charge was 1.34% in 2000 and 1.54% in 1999.

Associates - which provides finance, leasing, insurance and related services to consumers and businesses in the United States and internationally - reported core income of $1.381 billion in 2000, down $21 million or 1.5% from 1999. Net income of $850 million in 2000 and $1.380 billion in 1999 included restructuring-related items and merger-related costs of $460 million ($630 million pretax) and $22 million ($35 million pretax), respectively, and in 2000, $71 million ($112 million pretax) related to the discontinuation of Associates Housing Finance loan origination operations.

The restructuring charge of $474 million recorded in 2000 related to exit costs as a result of Citigroup's acquisition of Associates. The charge included amounts for the reconfiguration of certain branch operations, the exit from non-strategic businesses and from activities as mandated by Federal bank regulations, and the consolidation and integration of Corporate and middle and back office functions. Also recorded in 2000 were $156 million of merger-related costs, which included the direct and incremental costs of administratively closing Citigroup's acquisition of Associates. The implementation of these restructuring initiatives will cause some related premises and equipment assets to become redundant. As a result, the remaining depreciable lives of these assets were shortened, and accelerated depreciation charges of $62 million will be recognized in subsequent periods. See Note 13 of Notes to Consolidated Financial Statements for additional discussion of restructuring-related items.

In January 2000, Associates announced its intention to discontinue the loan origination operations of its Associates Housing Finance (AHF) unit. Prior to the announcement, AHF originated and serviced loans for manufactured homes. As a result of this announcement, Associates took a charge of approximately $112 million in the first quarter of 2000. This charge covers exit costs of approximately $25 million, including severance, noncancellable contractual obligations and related costs, a securitization retained interest write-down of approximately $47 million, and a provision for increased losses on the disposition of repossessions of approximately $40 million. Associates closed substantially all of its sales centers in the second quarter of 2000. Associates will service the liquidation of the existing receivables through its centralized service facility. Associates will limit its origination activities to support its contractual arrangements and loss mitigation initiatives.

As shown in the following table, Associates managed assets, end-of-period managed receivables and average managed loans increased 22%, 15% and 15%, respectively, during 2000. The increase in managed receivables was a result of internal growth and acquisitions primarily in the real estate, personal lending and retail sales finance, and credit card product lines. The average net interest margin on receivables increased to 9.65% in 2000 from 9.52% in 1999, reflecting higher yields due to increased interest rates and changes in the aggregate portfolio composition toward high yielding automobile, credit card and personal loans.


IN BILLIONS OF DOLLARS                                                2000        1999
-------------------------------------------------------------------------------------------
MANAGED BASIS(1)
End of period assets                                                   $110       $  90
Average loans                                                            84          73
Average net interest margin %                                           9.65%       9.52%

End of period managed receivables                                      $ 90       $  78

Net credit losses (as a % of average managed loans)                     3.30%       2.97%

90+ day delinquencies (as a % of average managed loans)                 2.24%       2.20%

-----------------------------------------------------------------------====================

(1) Excludes manufactured housing and the receivables of Arcadia (an auto finance company purchased in April 2000) which were securitized prior to Associates' purchase of the company.

Adjusted revenues, net of interest expense increased $1.403 billion or 16% in 2000 primarily resulting from an increase in average loans outstanding during 2000. Adjusted operating expense of $5.057 billion in 2000 increased $733 million or 17% reflecting acquisitions, as well as new business volumes.

The adjusted provision for credit losses increased $767 million or 32% during 2000 primarily reflecting receivables growth and industry weakness in the transportation and manufactured housing businesses and a $210 million transportation loss provision relating to the truck loan and leasing portfolio. The net credit loss ratio of 3.30% in 2000 increased from 2.97% in 1999. Loans delinquent 90 days or more as a percentage of average managed loans increased to 2.24% in 2000 from 2.20% in 1999.

ASSOCIATES OUTLOOK

During 2000, Associates experienced continued revenue growth internally and through acquisitions both domestically and in Japan. In 2001, Associates expects to have growth particularly in its international markets and credit card portfolio due to expansion in its college and emerging credit markets. The commercial business expects reduced earnings due to increased fuel prices, excess capacity for used vehicles and other economic factors having a large negative effect on the performance of its transportation portfolio. This paragraph contains statements that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 33.

INVESTMENT ACTIVITIES


IN MILLIONS OF DOLLARS                                                2000         1999 (1)
-------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                              $2,275        $864
Total operating expenses                                                103          66
Provision for credit losses                                               7           -
                                                                   ------------------------
INCOME BEFORE TAXES                                                   2,165         798
Income taxes                                                            790         276
                                                                   ------------------------
NET INCOME                                                           $1,375        $522
-------------------------------------------------------------------========================

(1)  Reclassified to conform to the 2000 presentation.

Investment Activities primarily consists of Citicorp's venture capital activities, securities transactions related to certain corporate investments, and the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature.

Revenues, net of interest expense in 2000 of $2.275 billion increased $1.4 billion or 163% from 1999, primarily reflecting increases in venture capital results and gains on the exchange of certain Latin American bonds. Partially offsetting the 2000 revenue increases were certain writedowns in the refinancing portfolio.

Investment Activities results may fluctuate in the future as a result of market and asset-specific factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See
"Forward-Looking Statements" on page 33.

CORPORATE/OTHER


IN MILLIONS OF DOLLARS                                                2000         1999(1)
-------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                               ($268)       $153
Adjusted operating expenses (2)                                         608         626
                                                                   ------------------------
LOSS BEFORE TAX BENEFITS                                               (876)       (473)
Income tax benefits                                                    (334)       (182)
                                                                   ------------------------
LOSS                                                                   (542)       (291)
Restructuring-related items and merger-related costs, after-tax         (36)        (20)
                                                                   ------------------------
NET LOSS                                                              ($578)      ($311)
-------------------------------------------------------------------========================

(1)  Reclassified to conform to the 2000 presentation.
(2)  Excludes restructuring-related items and merger-related costs.

Corporate/Other includes net corporate treasury results, corporate staff and other corporate expenses, certain intersegment eliminations, and the remainder of Internet-related development activities (e-Citi) not allocated to the individual businesses.

Revenues in 2000 included higher treasury costs as well as the impact of intersegment eliminations. Expenses in 2000 include a $108 million pretax expense for the contribution of appreciated venture capital securities to the Citigroup Foundation, which had minimal impact on Citicorp's earnings after related tax benefits and investment gains, which are reflected in Investment Activities. Expenses in 2000 also include increases in certain unallocated corporate costs offset by decreases in performance-based option expense, technology costs and intersegment eliminations. Expenses in 1999 included $108 million associated with the performance-based stock options granted in 1998 and prior years.

The 2000 after-tax restructuring-related items and merger-related costs of $36 million consisted of $19 million relating to accelerated depreciation charges, $15 million in net restructuring charges to streamline corporate functions, and $2 million in merger-related costs due to the Associates acquisition. The 1999 after-tax restructuring-related items of $20 million primarily included accelerated depreciation charges.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Many of these statements appear under the heading "Global Consumer Outlook," "Global Corporate Bank Outlook," "Global Investment Management and Private Banking Outlook," and "Associates Outlook." The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, global economic and political conditions, levels of activity in the global capital marketplace, and the maturing of recent credit portfolio additions; changes in general economic conditions including the slowing U.S. economy, the performance of global financial markets, prevailing inflation and interest rates, increased fuel prices, and excess capacity for used vehicles; results of various Investment Activities; the effects of consumer privacy provisions included in the Gramm-Leach-Bliley Act, of more extensive privacy protections which states are permitted to adopt through legislation or regulation, and of possible legislation or regulations that might further regulate banking and financial services or might limit finance charges or other fees or charges earned in such activities; the resolution of legal proceedings and related matters; and the Company's success in managing the costs associated with the expansion of existing distribution channels and developing new ones, and in realizing increased revenues from such distribution channels, including cross-selling initiatives and electronic commerce-based efforts.

MANAGING GLOBAL RISK

Citicorp manages its global risk exposures using the Citigroup Risk Management framework which recognizes the wide range and diversity of global business activities by balancing strong corporate oversight with defined independent risk management functions at the business level.

The risk management functions at the corporate-level are responsible for establishing Citigroup risk management standards and ensuring their ongoing appropriateness, appointing business-specific risk managers, approving business-specific risk management policies and limits, and reviewing, on an ongoing basis, major risk exposures and concentrations across the organization.

The business-specific risk managers are responsible for establishing and implementing risk management policies and practices within their business, while ensuring ongoing consistency with Citigroup standards. The business-specific risk managers have dual accountability - to the Citigroup Senior Risk Officer and to the head of their business unit.

The Citigroup Senior Risk Officer is responsible for reviewing material corporate-wide risks, and determining appropriate exposure levels and limits. These risks are regularly reviewed with the business risk managers, the Citigroup Management Committee, and as necessary, with committees of the Board of Directors.

The following sections summarize the processes for managing credit and market risks within Citicorp's major businesses, and reflect the successful ongoing integration of businesses and risk management practices.

THE CREDIT RISK MANAGEMENT PROCESS

The credit risk management process at Citicorp relies on corporate-wide standards to ensure consistency and integrity, with business-specific policies and practices to ensure applicability and ownership.

Within the Global Corporate Bank (GCB), the credit process is grounded in a series of fundamental policies, including:

o     Business accountability for credit risks taken;
o     Single center of control for each credit relationship;
o     Approval authority standards;
o Approval requirements from the business and from independent credit risk management;
o     Uniform risk measurement standards, including risk ratings;
o     Portfolio management tools, including obligor and other limits.

These policies apply universally across the Global Corporate Bank, as well as The Citigroup Private Bank. GCB businesses that require tailored credit processes, due to unique or unusual risk characteristics in their activities, may do so under a separately approved Credit Program. A Credit Program must be sponsored by a business, and must be approved by independent credit risk management. In all cases, the GCB Policies must be adhered to, or specific exceptions must be granted by independent credit risk management.

Within Global Consumer (GC), business-specific credit risk policies and procedures are derived from the following risk management framework:

o Each business must develop a plan, including risk/return tradeoffs, as well as risk acceptance criteria and policies appropriate to their activities;
o Senior Business Managers are responsible for managing risk/return tradeoffs in their business;
o Senior Business Managers, in conjunction with Senior Credit Officers, implement business-specific risk management policies and practices.
o Approval policies for a product or business are tailored to audit ratings, profitability and credit risk management performance.
o Independent credit risk management is responsible for establishing the GC Policy, approving business-specific policies and procedures, monitoring business risk management performance, providing ongoing assessment of portfolio credit risks, and approving new products and new risks.

THE MARKET RISK MANAGEMENT PROCESS

Market risk encompasses liquidity risk and price risk, both of which arise in the normal course of business of a global financial intermediary. Liquidity risk is the risk that some entity, in some location and in some currency, may be unable to meet a financial commitment to a customer, creditor, or investor when due. Liquidity Risk is discussed in greater detail in the Liquidity and Capital Resources section.

Market risk at Citicorp - like credit risk - is managed through corporate-wide standards and business-specific policies and procedures. Each business is required to establish a market risk limit framework, including standardized risk measures, limits and controls, and independent reporting and monitoring functions. In all cases, the businesses are ultimately responsible for the market risks that they take, and for remaining within their defined limit frameworks. Independent market risk management establishes policies and procedures, approves limits, and monitors exposures against limits.

Price risk is the risk to earnings that arises from changes in interest rates, foreign exchange rates, equity and commodity prices, and in their implied volatilities. Price risk arises in Non-Trading Portfolios, as well as in Trading Portfolios.

NON-TRADING PORTFOLIOS

Price risk in non-trading portfolios is measured predominantly through Earnings-at-Risk. This measurement technique is supplemented with additional tools, including stress testing and cost-to-close analysis.

Business units manage the potential earnings effect of interest rate movements by managing the asset and liability mix, either directly or through the use of derivative financial products. These include interest rate swaps and other derivative instruments which are either designated and effective as hedges or designated and effective in modifying the interest rate characteristics of specified assets or liabilities. The utilization of derivatives is managed in response to changing market conditions as well as to changes in the characteristics and mix of the related assets and liabilities. Additional information about non-trading derivatives is located in Note 18 of Notes to Consolidated Financial Statements. Citicorp does not utilize instruments with leverage features in connection with its non-trading risk management activities.

Earnings-at-Risk is the primary method for measuring price risk in Citicorp's non-trading portfolios. Earnings-at-Risk measures the pretax earnings impact of a specified upward and downward shift in the yield curve for the appropriate currency. The Earnings-at-Risk is calculated separately for each currency and reflects the repricing gaps in the position as well as option positions, both explicit and embedded. U.S. dollar exposures are calculated by multiplying the gap between interest sensitive items, including assets, liabilities, derivative instruments and other off-balance sheet instruments, by 100 basis points. Non-U.S. dollar exposures are calculated utilizing the statistical equivalent of a 100 basis point change in interest rates and assumes no correlation between exposures in different currencies.

Citicorp's primary non-trading price risk exposure is to movements in U.S. dollar interest rates. Citicorp also has Earnings-at-Risk in various other currencies; however, there are no significant risk concentrations in any individual non-U.S. dollar currency.

The following table illustrates the impact to Citicorp pretax earnings from a 100 basis point increase or decrease in the U.S. dollar yield curve. As of December 31, 2000, pretax earnings would have a potential negative impact of $433 million from an interest rate increase and a potential positive impact of $460 million over the next 12 months from an interest rate decrease. The potential impact on pretax earnings for periods beyond the first 12 months is an increase of $217 million from an increase in interest rates and a decrease of $320 million from a decline in interest rates. The change in Earnings-at-Risk from the prior year reflects the growth in Citicorp's fixed funding as well as the reduction in the use of derivatives in managing our risk portfolio.

The statistical equivalent of a 100 basis points increase in non-U.S. dollar interest rates would have a potential negative impact on Citicorp's pretax earnings of approximately $198 million for 2001 and $105 million for the years thereafter. The statistical equivalent of a 100 basis points decrease in non-U.S. dollar interest rates would have a potential positive impact on Citicorp's pretax earnings of approximately $201 million for 2001 and $121 million for the years thereafter. The lower sensitivity to rising rates in the non-U.S. dollar Earnings-at-Risk from the prior year primarily reflects the lower interest rate volatility seen across the Asia Pacific region.

Citicorp Earnings-at-Risk (impact on pretax earnings) (1)


                                    DECEMBER 31, 2000                      December 31, 1999
IN MILLIONS OF DOLLARS      U.S. DOLLAR      NON-U.S. DOLLAR(2)     U.S. Dollar       Non-U.S. Dollar(2)
--------------------------------------------------------------------------------------------------------
                        INCREASE   DECREASE  INCREASE  DECREASE  INCREASE   DECREASE  INCREASE  DECREASE
                        --------------------------------------------------------------------------------
Twelve months and less   ($433)     $ 460     ($198)    $ 201     ($556)     $ 584     ($273)     $ 274
Thereafter                 217       (320)     (105)      121      (198)       125      (347)       352
                        --------------------------------------------------------------------------------
TOTAL                    $(216)     $ 140     ($303)    $ 322     ($754)     $ 709     ($620)     $ 626
------------------------================================================================================

(1) Certain information has been restated from that presented in the prior year to reflect reorganizations and a change in assumptions (specifically revising the measurement of Earnings-at-Risk from a two standard deviation change in interest rates to a 100 basis point change). These changes were made to reflect a more consistent view for managing price risk throughout the organization.
(2) Primarily results from Earnings-at-Risk in the Euro, Canadian dollar, Singapore dollar and Hong Kong dollar.

TRADING PORTFOLIOS

Price risk in trading portfolios is measured through a complementary set of tools, including Factor Sensitivities, and Value-at-Risk. Each trading portfolio has its own market risk limit framework, encompassing these measures and other controls, including permitted product lists and a new, complex product approval process, established by the business, and approved by independent market risk management.

Factor Sensitivities are defined as the change in the value of a position for a defined change in a market risk factor (e.g., the change in the value of a Treasury bill for a 1 basis point change in interest rates). It is the responsibility of independent market risk management to ensure that factor sensitivities are calculated, monitored and, in some cases, limited, for all relevant risks taken in a trading portfolio. Value-at-Risk estimates the potential decline in the value of a position or a portfolio, under normal market conditions, over a one-day holding period, at a 99% confidence level. The Value-at-Risk method incorporates the Factor Sensitivities of the trading portfolio with the volatilities and correlations of those factors.

New and/or complex products in trading portfolios are required to be reviewed and approved by the GCB Capital Markets Approval Committee (CMAC). The CMAC is responsible for ensuring that all relevant risks are identified and understood, and can be measured, managed and reported in accordance with applicable GCB policies and practices. The CMAC is made up of senior representatives from market and credit risk management, legal, accounting, operations and other support areas, as required.

The level of price risk exposure at any given point in time depends on the market environment and expectations of future price and market movements, and will vary from period to period.

For Citicorp's major trading centers, the aggregate pretax Value-at-Risk in the trading portfolios was $29 million at December 31, 2000. Daily exposures at Citicorp averaged $24 million in 2000 and ranged from $16 million to $36 million.

The following table summarizes Value-at-Risk in the trading portfolios as of December 31, 2000 and 1999, along with the averages.


                                           ------------------------------------------------
                                            DEC. 31,      2000      Dec. 31,      1999
IN MILLIONS OF DOLLARS                        2000       AVERAGE      1999       Average
-------------------------------------------------------------------------------------------
Interest rate                                   $18         $17         $15         $13
Foreign exchange                                  9           9          17           9
Equity                                           20          14          11           9
All other (primarily commodity)                   9           5           2           1
Covariance adjustment                           (27)        (21)        (21)        (14)
                                           ------------------------------------------------
TOTAL                                           $29         $24         $24         $18
-------------------------------------------================================================

The table below provides the range of Value-at-Risk in the trading portfolios that was experienced during 2000 and 1999.


                                                    2000                    1999
                                           ------------------------------------------------
IN MILLIONS OF DOLLARS                          LOW        HIGH         Low        High
-------------------------------------------------------------------------------------------
Interest rate                                   $13         $29          $9         $18
Foreign exchange                                  5          18           5          17
Equity                                            9          31           5          16
All other (primarily commodity)                   1          18           1           3
-------------------------------------------------------------------------------------------

MANAGEMENT OF CROSS-BORDER RISK

Cross-border risk is the risk that Citicorp will be unable to obtain payment from customers on their contractual obligations as a result of actions taken by foreign governments such as exchange controls, debt moratoria and restrictions on the remittance of funds. Citicorp manages cross-border risk as part of the Citigroup Risk Management framework described on page 33.

The table below presents total cross-border outstandings and commitments on a regulatory basis in accordance with FFIEC guidelines for countries with outstandings greater than 0.75% of Citicorp assets at December 31, 2000, 1999 and 1998. Total cross-border outstandings include cross-border claims on third parties as well as investments in and funding of local franchises.

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

During 2000, the FFIEC revised their cross-border reporting guidelines to allow credit derivative contracts containing cross-border provisions to be treated as effective guarantees. Purchased credit derivative contracts where Citicorp is the beneficiary shift the underlying exposure to the guarantor country. Written credit derivative contracts where Citicorp provides an effective guarantee are included as cross-border commitments in the country of the underlying credit exposure. Total cross-border outstandings and commitments at December 31, 1999 and 1998 have not been restated to reflect this revised FFIEC policy.



                          -----------------------------------------------------------------------------
                               CROSS-BORDER CLAIMS ON THIRD PARTIES
                          --------------------------------------------                    TOTAL
                                                                           INVESTMENTS   CROSS-BORDER
                                                           TRADING AND   IN AND FUNDING    OUT-
IN BILLIONS OF DOLLARS,                                    SHORT-TERM       OF LOCAL      STAND-
 AT YEAR-END               BANKS  PUBLIC  PRIVATE  TOTAL    CLAIMS(1)      FRANCHISES     INGS
-------------------------------------------------------------------------------------------------------

Brazil                     $ 0.9   $ 0.5   $ 2.9   $ 4.3     $ 2.4         $ 3.6         $ 7.9
Italy                        2.0     3.6     0.8     6.4       5.0           1.0           7.4
Canada                       1.5      -      1.2     2.7       1.4           4.4           7.1
Germany                      3.2     0.3     1.7     5.2       3.6           1.4           6.6
France                       3.4     0.2     1.8     5.4       3.7           --            5.4
Netherlands                  1.3     0.4     2.8     4.5       3.7           --            4.5
United Kingdom               1.4     0.1     2.7     4.2       3.4           --            4.2
Mexico                       0.1     1.2     1.8     3.1       1.7           0.3           3.4
Switzerland                  0.9      --     1.9     2.8       2.4           --            2.8
---------------------------============================================================================


                             2000                           1999                          1998
                          ----------------------------------------------------------------------------
                                           TOTAL                           TOTAL
                                           CROSS-                          CROSS-
                                           BORDER                          BORDER
                                            OUT-                            OUT-
IN BILLIONS OF DOLLARS,     COMMIT-        STAND-         COMMIT-          STAND-         COMMIT-
 AT YEAR-END                MENTS(2)        INGS           MENTS(2)         INGS           MENTS(2)
------------------------------------------------------------------------------------------------------

Brazil                       $ 0.2         $ 3.7            $ 0.1           $ 3.6         $ 0.1
Italy                          5.7           3.3              0.4             3.6           0.3
Canada                         4.9           5.1              2.1             3.9           1.6
Germany                        6.8           8.3              3.7             7.4           1.4
France                         8.3           4.3              2.2             4.6           1.1
Netherlands                    1.8           3.2              2.9             2.8           0.8
United Kingdom                14.9           4.5             15.5             4.4           8.9
Mexico                         1.7           3.8              0.1             3.4           0.2
Switzerland                    2.5           3.1              1.4             3.5           1.6
-----------------------------=========================================================================

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

A diversity of funding sources, currencies, and maturities is used to gain a broad access to the investor base. Citicorp's deposits, which represent 55% of total funding at December 31, 2000 and 1999, are broadly diversified by both geography and customer segments.

Stockholder's equity, which grew $12.4 billion during the year to $47.9 billion at year-end 2000, continues to be an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp and its subsidiaries. Total Citicorp long-term debt outstanding at year-end 2000 was $80.3 billion, compared with $67.8 billion at year-end 1999.

Asset securitization programs remain an important source of liquidity. Loans securitized during 2000 included $9.1 billion of U.S. credit cards and $12.0 billion of U.S. consumer mortgages. As credit card securitization transactions amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. In 2000, the scheduled amortization of certain credit card securitization transactions made available $7.4 billion of new receivables. In addition, at least $13.1 billion of credit card securitization transactions are scheduled to amortize during 2001.

See Note 23 of Notes to Consolidated Financial Statements for limitations on dividends paid to Citicorp by its subsidiary depository institutions.

Citicorp is subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System (FRS). These guidelines are used to evaluate capital adequacy based primarily on the perceived credit risk associated with balance sheet assets, as well as certain off-balance sheet exposures such as unused loan commitments, letters of credit, and derivative and foreign exchange contracts. The risk-based capital guidelines are supplemented by a leverage ratio requirement.

CITICORP RATIOS


 AT YEAR-END                                                          2000        1999
-------------------------------------------------------------------------------------------
Tier 1 capital                                                         8.41%       7.32%
Total capital (Tier 1 and Tier 2)                                     12.29       10.69
Leverage (1)                                                           7.54        6.51
Common stockholder's equity                                            8.68        7.52
-------------------------------------------------------------------------------------------

(1)   Tier 1 capital divided by adjusted average assets.

Citicorp maintained a strong capital position during 2000. Total capital (Tier 1 and Tier 2) amounted to $58.0 billion at December 31, 2000, representing 12.29% of net risk-adjusted assets. This compares with $42.5 billion and 10.69% at December 31, 1999. Tier 1 capital of $39.7 billion at year-end 2000 represented 8.41% of net risk-adjusted assets, compared with $29.1 billion and 7.32% at year-end 1999. The Tier 1 capital ratio at year-end 2000 was above Citicorp's target range of 8.00% to 8.30%. See Note 15 of Notes to Consolidated Financial Statements.

ASSOCIATES FIRST CAPITAL CORPORATION (ASSOCIATES)

Associates maintains a combination of unutilized bilateral and syndicated credit facilities to support its short-term borrowings. These facilities, which have maturities ranging from 2001 through 2005, provide a means of managing liquidity and ensure that funds are always available to satisfy maturing short-term obligations. At December 31, 2000, these facilities provided coverage of approximately 75% of Associates' commercial paper borrowings and utilized uncommitted lines of credit. In connection with Citigroup's November 30, 2000 acquisition of Associates in which Associates became a wholly-owned subsidiary of Citicorp, Citicorp guaranteed various debt obligations of Associates, including those arising under these facilities. Under these facilities, Citicorp is required to maintain a certain level of consolidated stockholder's equity. At December 31, 2000, this requirement was exceeded by $32.6 billion.

CITIFINANCIAL CREDIT COMPANY (CCC)

CCC, an indirect subsidiary of Citicorp, has five-year revolving credit facilities in the amount of $3.4 billion that expire in 2002. Citicorp guarantees various debt obligations of CCC, including those arising under these facilities. Under these facilities, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreement). At December 31, 2000, this requirement was exceeded by approximately $32.6 billion. At December 31, 2000, there were no borrowings outstanding under these facilities.

COMPONENTS OF CAPITAL UNDER REGULATORY GUIDELINES


IN MILLIONS OF DOLLARS AT YEAR-END                                    2000        1999
-------------------------------------------------------------------------------------------
TIER 1 CAPITAL
Common stockholder's equity                                         $47,865     $35,475
Mandatorily redeemable securities of subsidiary trusts                  975         975
Minority interest                                                       334         133
Net unrealized (gains) losses on securities available for sale (1)       14        (236)
Less: intangible assets (2)                                          (9,442)     (7,249)
Net unrealized losses on available-for-sale equity securities,          (15)          -
net of tax (1)
50% investment in certain subsidiaries (3)                              (29)        (21)
                                                                   ------------------------
TOTAL TIER 1 CAPITAL                                                $39,702     $29,077
-------------------------------------------------------------------------------------------
TIER 2 CAPITAL
Allowance for credit losses (4)                                    $  5,938    $  5,017
Qualifying debt (5)                                                  12,399       8,128
Unrealized marketable equity securities gains (1)                         -         277
Less: 50% investment in certain subsidiaries (3)                        (29)        (21)
                                                                   ------------------------
TOTAL TIER 2 CAPITAL                                                $18,308     $13,401
                                                                   ------------------------
TOTAL CAPITAL (TIER 1 AND TIER 2)                                   $58,010     $42,478
-------------------------------------------------------------------========================
NET RISK-ADJUSTED ASSETS(6)                                        $471,936    $397,413
-------------------------------------------------------------------========================

(1) Tier 1 capital excludes unrealized gains and losses on debt securities available for sale in accordance with regulatory risk-based capital guidelines. The federal bank regulatory agencies permit institutions to include in Tier 2 capital up to 45% of pretax net unrealized holding gains on available for sale equity securities with readily determinable fair values. Institutions are required to deduct from Tier 1 capital net unrealized holding losses on available-for-sale equity securities with readily determinable fair values, net of tax.
(2)   Includes goodwill and certain other identifiable intangible assets.
(3) Represents investment in certain overseas insurance activities and unconsolidated banking and finance subsidiaries.
(4) Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.
(5) Includes qualifying senior and subordinated debt in an amount not exceeding 50% of Tier 1 capital, and subordinated capital notes subject to certain limitations. Tier 2 capital at December 31, 2000 includes $6.3 billion of subordinated debt issued to Citigroup (Parent Company) and $1.4 billion at December 31, 1999.
(6) Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $20.4 billion for interest rate, commodity and equity derivative contracts and foreign exchange contracts, as of December 31, 2000, compared with $15.9 billion as of December 31, 1999. Net risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses.

Common stockholder's equity increased a net $12.4 billion during the year to $47.9 billion at December 31, 2000, representing 8.68% of assets, compared to 7.52% at year-end 1999. The net increase in common stockholder's equity during 2000 reflected net income of $8.1 billion and capital contributions from Citigroup (parent company) of $10.0 billion partially offset by cash dividends declared of $5.3 billion, and other net decreases of $0.4 billion. The increase in the common stockholder's equity ratio during the year reflected the above items, partially offset by an increase in assets.

The mandatorily redeemable securities of subsidiary trusts (trust securities) outstanding at December 31, 2000 of $975 million qualify as Tier 1 capital and are included in long-term debt on the balance sheet. Interest expense on the trust securities amounted to $76 million in 2000 and $76 million in 1999.

Citicorp's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At December 31, 2000, all of Citicorp's subsidiary depository institutions were "well capitalized" under the federal bank regulatory agencies' definitions.

CITIBANK, N.A. RATIOS


AT YEAR-END                                                           2000        1999
-------------------------------------------------------------------------------------------
Tier 1 capital                                                         8.46%       8.25%
Total capital (Tier 1 and Tier 2)                                     12.64       12.31
Leverage                                                               6.66        6.53
Common stockholder's equity                                            7.12        6.58
----------------------------------------------------------------------=====================

Citibank's net income for 2000 amounted to $4.9 billion. During 2000, Citibank paid dividends of $590 million to Citicorp (parent company).

During 2000, Citibank issued an additional $1.7 billion of subordinated notes to Citicorp (parent company) that qualify for inclusion in Citibank's Tier 2 Capital. Total subordinated notes issued to Citicorp (parent company) that were outstanding at December 31, 2000 and included in Citibank's Tier 2 Capital amounted to $8.5 billion.

On January 18, 2001, the FRB issued new proposed rules that would govern the regulatory treatment of merchant banking investments and certain similar equity investments, including investments made by venture capital subsidiaries, in nonfinancial companies held by bank holding companies. The new proposal generally would impose a capital charge that would increase in steps as the banking organization's level of concentration in equity investments increased. An 8 percent Tier 1 capital deduction would apply on covered investments that in the aggregate represent up to 15 percent of an organization's Tier 1 capital. For covered investments that aggregate more than 25 percent of the organization's Tier 1 capital, a top marginal charge of 25 percent would be set. The Company is monitoring the status and progress of the proposed rule, which, at the present time, is not expected to have a significant impact on Citicorp.

On January 16, 2001, the Basel Committee on Banking Supervision (Committee) released the second consultative package on the new Basel Capital Accord (new Accord). The proposal modifies and substantially expands a proposal issued for comment by the Committee in June 1999 and describes the methods by which banks can determine their minimum regulatory capital requirements. The new Accord, which will apply to all "significant" banks, as well as to holding companies that are parents of banking groups, is intended to be finalized by year-end 2001, with implementation of the new framework beginning in 2004. The Company is monitoring the status and progress of the proposed rule.

Additionally, from time to time, the FRB and the FFIEC propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets. This paragraph and the preceding two paragraphs contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 33.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements on page F-1 hereto. There is also incorporated herein by reference in response to this Item the Company's Consolidated Financial Statements and the notes thereto and the material presented at Note 27 of such Consolidated Financial Statements under the heading "Selected Quarterly Financial Data (Unaudited)".

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

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   Documents filed as part of the report:

            (1) Financial Statements: See Index to Consolidated Financial Statements on page F-1 hereof.

            (2) Financial Statement Schedules: See Index to Consolidated Financial Statements on page F-1 hereof.

      (b)   Exhibits:

            See Exhibit Index.

      (c)   Reports on Form 8-K (filed subsequent to September 30, 2000):

            On October 18, 2000, the Company filed a Current Report on Form 8-K, dated October 10, 2000 (which was amended by a Form 8-K/A filed October 20, 2000), filing as exhibits under Item 7 thereof (i) Citicorp and Associates First Capital Corporation Unaudited Pro Forma Condensed Combined Statement of Financial Position as of June 30, 2000, (ii) Financial Statements of Associates First Capital Corporation and Subsidiaries for the year ended December 31, 1999,
            (iii) Consent of Ernst & Young LLP and

            (iv) Excerpts from the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of Associates First Capital Corporation.

            On October 19, 2000, the Company filed a Current Report on Form 8-K, dated October 17, 2000, reporting under Item 5 thereof the summarized results of operations of Citicorp and its subsidiaries for the three-month and nine-month periods ended September 30, 2000 and September 30, 1999.

            On November 16, 2000, the Company filed a Current Report on Form 8-K, dated October 10, 2000, filing as exhibits under Item 7 thereof
            (i) Citicorp and Associates First Capital Corporation Unaudited Pro Forma Condensed Combined Statement of Financial Position as of September 30, 2000 and (ii) Excerpts from the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 of Associates First Capital Corporation.

            On December 4, 2000, the Company filed a Current Report on Form 8-K, dated November 30, 2000, reporting under Item 5 thereof that on November 30, 2000, Citicorp's ultimate parent, Citigroup Inc., and Associates First Capital Corporation ("Associates") announced the completion of Citigroup's acquisition of Associates and that subsequent to the acquisition, the Company had become the parent of Associates and had issued a full and unconditional guarantee of the outstanding long-term debt securities and commercial paper of Associates and Associates Corporation of North America (a subsidiary of Associates).

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT NUMBER    DESCRIPTION OF EXHIBIT
--------------    ----------------------

3.01 Citicorp's Certification of Incorporation (incorporated by reference to Exhibit 3(i) to Citicorp's Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-21143, filed on October 8, 1998).

3.02              Citicorp's By-Laws (incorporated by reference to Exhibit
                  3.02 to Citicorp's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

12.01 *           Calculation of Ratio of Income to Fixed Charges.

12.02 * Calculation of Ratio of Income to Fixed Charges Including Preferred Stock Dividends.

21.01 Subsidiaries of the Registrant. Pursuant to General Instruction I of Form 10-K, the list of subsidiaries of the Company is omitted.

23.01 *           Consent of KPMG LLP.

99.01 *           Residual Value Obligation Certificate.


The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

* Filed herewith.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CITICORP
                                          (Registrant)

                                          By: /s/ Roger W. Trupin
                                             ---------------------
                                          Name: Roger W. Trupin
                                          Title:   Vice President and Controller

Dated: March 21, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 21, 2001 by the following persons on behalf of the Registrant in the capacities indicated.

                  SIGNATURE                     CAPACITY
                  ---------                     --------

            /s/ Victor J. Menezes               Chairman of the Board
            ------------------------------      (Principal Executive Officer)
            Victor J. Menezes                   and a Director

            /s/ Alan S. MacDonald               Director
            ------------------------------
            Alan S. MacDonald

            /s/ Marjorie Magner                 Director
            ------------------------------
            Marjorie Magner

            /s/ William R. Rhodes               Director
            ------------------------------
            William R. Rhodes

            /s/ H. Onno Ruding                  Director
            ------------------------------
            H. Onno Ruding

            /s/ Petros K. Sabatacakis           Director
            ------------------------------
            Petros K. Sabatacakis

            /s/ Robert B. Willumstad            Director
            ------------------------------
            Robert B. Willumstad

            /s/ Todd S. Thomson                 Chief Financial  Officer
            ------------------------------      (Principal Financial Officer)
            Todd S. Thomson

            /s/ Roger W. Trupin                 Vice President and Controller
            ------------------------------      (Principal Accounting Officer)
            Roger W. Trupin

                          CITICORP AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            PAGE
                                                                            ----


INDEPENDENT AUDITORS' REPORT                                                 F-2

CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Statements of Income for the years ended
        December 31, 2000, 1999, and 1998                                    F-3

      Consolidated Balance Sheets as of
        December 31, 2000 and 1999                                           F-4

      Consolidated Statements of Changes in Stockholder's
        Equity for the years ended December 31, 2000, 1999,
        and 1998                                                             F-5

      Consolidated Statements of Cash Flows for the years ended
        December 31, 2000, 1999, and 1998                                    F-6

      Consolidated Balance Sheets of Citibank, N.A. and Subsidiaries
        as of December 31, 2000 and 1999                                     F-7

      Notes to Consolidated Financial Statements                      F-8 - F-42

FINANCIAL DATA SUPPLEMENT                                            F-43 - F-48

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Citicorp:

We have audited the accompanying consolidated balance sheets of Citicorp and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 2000, and the related consolidated balance sheets of Citibank, N.A. and subsidiaries as of December 31, 2000 and 1999. These consolidated financial statements are the responsibility of Citicorp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citicorp and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, and the financial position of Citibank, N.A. and subsidiaries as of December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.


/S/ KPMG LLP
------------
KPMG LLP


New York, New York
January 16, 2001

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME                                 Citicorp and Subsidiaries

                                                               YEAR ENDED DECEMBER 31,
                                                           --------------------------------
IN MILLIONS OF DOLLARS                                        2000       1999      1998
-------------------------------------------------------------------------------------------
INTEREST REVENUE
Loans, including fees                                       $37,226    $32,773    $30,761
Deposits with banks                                           1,251      1,002      1,070
Federal funds sold and securities purchased under resale        406        402        738
agreements
Securities, including dividends                               3,426      3,876      3,086
Trading account assets                                          988        692      1,059
Loans held for sale                                             912        586        556
                                                           --------------------------------
                                                             44,209     39,331     37,270
                                                           --------------------------------
INTEREST EXPENSE
Deposits                                                     13,323     10,811     11,560
Trading account liabilities                                      56         88        269
Purchased funds and other borrowings                          3,987      3,312      3,318
Long-term debt                                                4,679      4,395      3,721
                                                           --------------------------------
                                                             22,045     18,606     18,868
                                                           --------------------------------
NET INTEREST REVENUE                                         22,164     20,725     18,402

PROVISION FOR CREDIT LOSSES                                   5,339      4,760      4,261
                                                           --------------------------------

NET INTEREST REVENUE AFTER PROVISION FOR CREDIT LOSSES       16,825     15,965     14,141
                                                           --------------------------------

FEES, COMMISSIONS, AND OTHER REVENUE
Fees and commissions                                         11,147      9,116      7,408
Foreign exchange                                              1,404      1,569      1,628
Trading account                                               1,663        888        265
Securities transactions                                         835        316        525
Other revenue                                                 5,245      4,019      2,747
                                                           --------------------------------
                                                             20,294     15,908     12,573
                                                           --------------------------------
OPERATING EXPENSE
Salaries                                                      8,654      7,664      7,038
Employee benefits                                             1,636      1,639      1,683
                                                           --------------------------------
   Total employee                                            10,290      9,303      8,721
Net premises and equipment                                    3,246      3,081      2,645
Restructuring-related items and merger-related costs            738        189      1,011
Other expense                                                 9,969      8,804      7,605
                                                           --------------------------------
                                                             24,243     21,377     19,982
                                                           --------------------------------
INCOME BEFORE TAXES                                          12,876     10,496      6,732

INCOME TAXES                                                  4,766      3,925      2,493
                                                           --------------------------------

NET INCOME                                                 $  8,110   $  6,571   $  4,239
-----------------------------------------------------------================================


See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS                                       Citicorp and Subsidiaries

                                                                          DECEMBER 31,
                                                                      ---------------------
IN MILLIONS OF DOLLARS                                                   2000      1999
-------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                               $11,658    $11,877
Deposits at interest with banks                                        16,160     12,260
Securities, at fair value
  Available for sale and short-term and other
    (including $1,158 pledged to creditors at December 31, 2000)       52,458     51,328
  Venture capital                                                       5,204      4,160
Trading account assets (including $1,671 pledged to creditors at       39,311     30,936
December 31, 2000)
Loans held for sale                                                    13,327      4,604
Federal funds sold and securities purchased under resale agreements     4,704      6,048
Loans, net
  Consumer                                                            228,879    194,569
  Commercial                                                          137,709    121,579
                                                                      ---------------------
Loans, net of unearned income                                         366,588    316,148
  Allowance for credit losses                                          (8,961)    (8,853)
                                                                      ---------------------
Total loans, net                                                      357,627    307,295
Premises and equipment, net                                             5,904      5,562
Interest and fees receivable                                            5,438      4,488
Other assets                                                           39,816     32,888
                                                                      ---------------------
TOTAL                                                                $551,607   $471,446
----------------------------------------------------------------------=====================
LIABILITIES
Non-interest-bearing deposits in U.S. offices                        $ 21,702   $ 19,506
Interest-bearing deposits in U.S. offices                              61,544     49,930
Non-interest-bearing deposits in offices outside the U.S.              13,905     12,132
Interest-bearing deposits in offices outside the U.S.                 205,564    179,627
                                                                      ---------------------
Total deposits                                                        302,715    261,195
Trading account liabilities                                            27,778     26,825
Purchased funds and other borrowings                                   60,834     52,349
Accrued taxes and other expense                                        10,434      8,973
Other liabilities                                                      21,646     18,797
Long-term debt                                                         80,335     67,832

STOCKHOLDER'S EQUITY
Common stock: ($ 0.01 par value)
  issued shares: 1,000 in each period                                       -          -
Surplus                                                                21,148     11,098
Retained earnings                                                      27,486     24,630
Accumulated other changes in equity from nonowner sources                (769)      (253)
                                                                      ---------------------
TOTAL STOCKHOLDER'S EQUITY                                             47,865     35,475
                                                                      ---------------------
TOTAL                                                                $551,607   $471,446
----------------------------------------------------------------------=====================



See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY


                                                                     Citicorp and Subsidiaries

                                                                     YEAR ENDED DECEMBER 31,
                                                                  ---------------------------
IN MILLIONS OF DOLLARS                                              2000    1999      1998
---------------------------------------------------------------------------------------------
PREFERRED STOCK (WITHOUT PAR VALUE)
Balance at beginning of year                                         $ -       $ -   $1,903
Conversion of outstanding preferred stock into Citigroup               -         -     (863)
preferred stock
Redemption of perpetual preferred stock (1)                            -         -   (1,040)
                                                                  ---------------------------
BALANCE AT END OF YEAR                                               $ -       $ -      $ -
-----------------------------------------------------------------============================
COMMON STOCK ($0.01 PAR VALUE)
Balance at beginning of year--Shares: 1,000 in 2000
  and in 1999, and 506,298,235 in 1998                               $ -       $ -     $506
Exchange of 506,298,235 shares for shares of Citigroup Common          -         -     (506)
Stock
                                                                  ---------------------------
BALANCE AT  END OF YEAR--SHARES: 1,000 IN 2000,                      $ -       $ -      $ -
  1999 AND IN 1998 (2)                                               $ -       $ -      $ -

-----------------------------------------------------------------============================
SURPLUS
Balance at beginning of year                                     $11,098   $10,602  $11,185
Capital contribution from Citigroup                               10,002       326    2,512
Employee benefit plans and related tax benefits                       48       170       40
Adjustment for retirement of treasury shares,
  conversion of preferred stock, and exchange of common stock          -         -   (3,128)
Issuance of stock under dividend reinvestment and common stock         -         -        7
purchase plan
Other activity                                                         -         -      (14)
                                                                  -------------------------
BALANCE AT END OF YEAR                                           $21,148   $11,098  $10,602
-----------------------------------------------------------------============================
RETAINED EARNINGS
Balance at beginning of year                                     $24,630   $22,849  $19,628
Net income                                                         8,110     6,571    4,239
Dividends declared  --  common                                    (5,254)   (4,790)    (940)
Dividends declared  --  preferred                                      -         -      (78)
                                                                  -------------------------
BALANCE AT END OF YEAR                                           $27,486   $24,630  $22,849
-----------------------------------------------------------------============================
ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES
Balance at beginning of year                                       ($253)    ($484)   $ 114
Net change in unrealized gains and losses on securities             (250)      267     (583)
available for sale, net of tax
Foreign currency translations adjustment, net of tax                (266)      (36)     (15)
                                                                  -------------------------
BALANCE AT END OF YEAR                                             ($769)    ($253)   ($484)
-----------------------------------------------------------------============================
COMMON STOCK IN TREASURY, AT COST
Balance at beginning of year -- Shares: 52,355,947 in 1998           $ -       $ -  ($4,412)
Retirement of 53,570,309 shares of common stock in treasury in         -         -    4,497
1998
Repurchase of 3,952,019 in 1998                                        -         -     (483)
Other transactions, including issuances under employee benefit         -         -      398
plans - Shares: (2,737,657) in 1998
BALANCE AT END OF YEAR                                               $ -       $ -      $ -
-----------------------------------------------------------------============================
TOTAL STOCKHOLDER'S EQUITY
Balance at beginning of year                                     $35,475   $32,967  $28,924
Changes during the year, net                                      12,390     2,508    4,043
                                                                  -------------------------
BALANCE AT END OF YEAR                                           $47,865   $35,475  $32,967
-----------------------------------------------------------------============================
SUMMARY OF CHANGES IN EQUITY FROM NONOWNER SOURCES
Net income                                                        $8,110    $6,571   $4,239
Other changes in equity from nonowner sources, net of tax           (516)      231     (598)
                                                                  -------------------------
TOTAL CHANGES IN EQUITY FROM NONOWNER SOURCES                     $7,594    $6,802   $3,641
-----------------------------------------------------------------============================



--------------------------------------------------------------------------------
(1) Includes redemptions of Preferred Stock, Second Series of $220 million, Third Series of $83 million, Series 8A of $62 million, Series 16 of $325 million and Series 17 of $350 million in 1998.
--------------------------------------------------------------------------------
(2) During 1998 Citicorp issued to Citigroup 1,000 shares of common stock,
   $0.01 par value.
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                             Citicorp and Subsidiaries

                                                                YEAR ENDED DECEMBER 31,
                                                           --------------------------------
IN MILLIONS OF DOLLARS                                        2000       1999      1998
-------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                  $ 8,110   $  6,571   $  4,239
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
  Provision for credit losses                                 5,339      4,760      4,261
  Depreciation and amortization of premises and equipment     1,358      1,195      1,064
  Amortization of goodwill and acquisition premium costs        673        531        350
  Provision (benefit) for deferred taxes                        787        226       (120)
  Restructuring-related items and merger-related costs          738        189      1,011
  Venture capital activity                                   (1,044)      (863)      (698)
  Net gain on sale of securities                               (835)      (316)      (525)
  Changes in accruals and other, net                         (4,112)       392     (8,621)
  Net (increase) decrease in loans held for sale             (8,723)     1,221     (2,036)
  Net (increase) decrease in trading account assets          (8,375)     2,495      6,925
  Net increase (decrease) in trading account liabilities        953     (3,110)    (1,051)
                                                           --------------------------------
TOTAL ADJUSTMENTS                                           (13,241)     6,720        560
                                                           --------------------------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES          (5,131)    13,291      4,799
                                                           --------------------------------
-------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in deposits at interest with banks   (3,900)      (567)     1,390
Securities  --  available for sale
  Purchases                                                 (69,254)   (61,121)   (61,349)
  Proceeds from sales                                        40,876     26,170     24,651
  Maturities                                                 28,224     29,145     29,381
Net decrease in federal funds sold and securities             1,344        840      3,345
purchased under resale agreements
Net increase in loans                                       (81,332)  (124,213)  (178,734)
Proceeds from sales of loans                                 32,611     95,192    150,022
Business acquisitions                                        (4,445)    (6,321)    (6,582)
Capital expenditures on premises and equipment               (1,608)    (1,292)    (1,738)
Proceeds from sales of premises and equipment,
  subsidiaries and affiliates, and other repossessed            638      2,833        718
  assets
                                                           --------------------------------
NET CASH USED IN INVESTING ACTIVITIES                       (56,846)   (39,334)   (38,896)
-------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                     41,520     34,296     27,032
Net decrease in federal funds purchased and securities         (813)    (2,445)      (823)
sold under repurchase agreements
Net increase in commercial paper and funds borrowed           7,305        748        202
Proceeds from issuance of long-term debt                     26,331     13,802     20,954
Repayment of long-term debt                                 (16,621)   (13,370)   (12,000)
Dividends paid                                               (1,254)    (4,790)    (1,026)
Contribution from Citigroup parent company                    5,820        326      1,864
Redemption of preferred stock                                     -          -     (1,040)
Proceeds from issuance of common stock                            -          -        243
Treasury stock repurchases                                        -          -       (483)
                                                           --------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    62,288     28,567     34,923
-------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND DUE FROM BANKS     (530)      (241)         9
                                                           --------------------------------
Net (decrease) increase in cash and due from banks             (219)     2,283        835
Cash and due from banks at beginning of year                 11,877      9,594      8,759
                                                           --------------------------------
CASH AND DUE FROM BANKS AT END OF YEAR                      $11,658    $11,877   $  9,594
-----------------------------------------------------------================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                                  $20,054    $17,304    $17,667
  Income taxes                                                4,123      3,192      2,534
NON-CASH INVESTING ACTIVITIES -- TRANSFERS TO REPOSSESSED       820        678        688
ASSETS
NON-CASH FINANCING ACTIVITIES
Dividends                                                     4,000          -          -
Contribution from Citigroup parent company                    4,182          -        648
-----------------------------------------------------------================================



See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS                                 Citibank, N.A. and Subsidiaries

                                                                          DECEMBER 31,
                                                                      ---------------------
IN MILLIONS OF DOLLARS                                                   2000      1999
-------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                              $  9,321  $  10,648
Deposits at interest with banks                                        17,968     12,961
Securities, at fair value
  Available for sale (including $1,111 pledged to creditors at         38,762     37,071
  December 31, 2000)
  Venture capital                                                       3,293      3,423
Trading account assets  (including $1,671 pledged to creditors at      37,616     28,321
December 31, 2000)
Loans held for sale                                                     2,010      1,279
Federal funds sold and securities purchased under resale agreements     4,408      7,255
Loans, net of unearned income                                         245,381    207,935
Allowance for credit losses                                            (4,590)    (4,647)
                                                                      ---------------------
  Loans, net                                                          240,791    203,288
Premises and equipment, net                                             4,063      3,808
Interest and fees receivable                                            4,369      3,345
Other assets                                                           19,505     16,500
                                                                      ---------------------
TOTAL                                                                $382,106   $327,899
-------------------------------------------------------------------------------------------
LIABILITIES
Non-interest-bearing deposits in U.S. offices                       $  17,703  $  15,501
Interest-bearing deposits in U.S. offices                              41,223     32,469
Non-interest-bearing deposits in offices outside the U.S.              13,758     12,185
Interest-bearing deposits in offices outside the U.S.                 199,680    174,677
                                                                      ---------------------
  Total deposits                                                      272,364    234,832
Trading account liabilities                                            26,803     26,196
Purchased funds and other borrowings                                   20,197     19,112
Accrued taxes and other expense                                         6,395      5,273
Other liabilities                                                      11,797      9,172
Long-term debt and subordinated notes                                  17,339     11,752

STOCKHOLDER'S EQUITY
Capital stock ($20.00 par value) outstanding shares: 37,534,553 in        751        751
each period
Surplus                                                                11,354      9,836
Retained earnings                                                      15,903     11,565
Accumulated other changes in equity from nonowner sources (1)            (797)      (590)
                                                                      ---------------------
TOTAL STOCKHOLDER'S EQUITY                                             27,211     21,562
                                                                      ---------------------
TOTAL                                                                $382,106   $327,899
-------------------------------------------------------------------------------------------



(1)Amounts at December 31, 2000 and 1999 include the after-tax amounts for net unrealized gains on securities available for sale of $70 million and $116 million, respectively, and foreign currency translation of ($867) million and ($706) million, respectively.
------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Citicorp and its subsidiaries (the Company). Twenty-to-fifty-percent-owned affiliates, other than investments of designated venture capital subsidiaries, are accounted for under the equity method, and the pro rata share of their income (loss) is included in other revenue. Income from investments in less than twenty-percent-owned companies is recognized when dividends are received. Gains and losses on disposition of branches, subsidiaries, affiliates, and other investments and charges for management's estimate of impairment in value that is other than temporary, such that recovery of the carrying amount is deemed unlikely, are included in other revenue. Goodwill and other intangible assets are amortized over their estimated useful lives, subject to periodic review for impairment that is other than temporary.

The effects of translating operations with a functional currency other than the U.S. dollar are included in stockholder's equity along with related hedge and tax effects. The effects of translating operations with the U.S. dollar as the functional currency, including those in highly inflationary environments, are included in other revenue along with related hedge effects.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are defined as those amounts included in cash and due from banks. Cash flows from risk management activities are classified in the same category as the related assets and liabilities.

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

End-user contracts are primarily employed in association with on-balance sheet instruments accounted for at amortized cost, including loans, deposits, and long-term debt, and with credit card and other securitizations. These qualifying end-user contracts are accounted for consistent with the risk management strategy as follows. Amounts payable and receivable on interest rate swaps and options are accrued according to the contractual terms and included currently in the related revenue and expense category as an element of the yield on the associated instrument (including the amortization of option premiums). Amounts paid or received over the life of futures contracts are deferred until the contract is closed; accumulated deferred amounts on futures contracts and amounts paid or received at settlement of forward contracts are accounted for as elements of the carrying value of the associated instrument, affecting the resulting yield.

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

Foreign exchange contracts which qualify under applicable accounting guidelines as hedges of foreign currency exposures, including net capital investments outside the U.S., are revalued at the spot rate with any forward premium or discount recognized over the life of the contract in interest revenue or interest expense. Gains and losses on foreign exchange contracts which qualify as a hedge of a firm commitment are deferred and recognized as part of the measurement of the related transaction, unless deferral of a loss would lead to recognizing losses on the transaction in later periods.

In 2001 Citicorp adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities". This new standard significantly changes the accounting treatment of derivatives and foreign exchange contracts used for non-trading purposes. See Future Application of Accounting Standards - Derivatives and hedge accounting section on page F-13 for further explanation.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


LOANS

The consumer loan category represents loans managed by Citicorp's Global Consumer business, the Citigroup Private Bank, and Associates. Consumer loans are generally written off not later than a predetermined number of days past due primarily on a contractual basis, or earlier in the event of bankruptcy. The number of days is set at an appropriate level by loan product and by country. The policy for suspending accruals of interest on consumer loans varies depending on the terms, security and loan loss experience characteristics of each product, and in consideration of write-off criteria in place.

The commercial loan category represents loans managed by Citicorp's Global Corporate Bank and Associates. Commercial loans are identified as impaired and placed on a cash (nonaccrual) basis when it is determined that the payment of interest or principal is doubtful of collection, or when interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection. Any interest accrued is reversed and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt regarding the ultimate collectibility of principal, all cash receipts are thereafter applied to reduce the recorded investment in the loan. Impaired commercial loans are written down to the extent that principal is judged to be uncollectible. Impaired collateral-dependent loans where repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment are written down to the lower of cost or collateral value. Cash-basis loans are returned to an accrual status when all contractual principal and interest amounts are reasonably assured of repayment and there is a sustained period of repayment performance in accordance with the contractual terms.

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

Citicorp classifies credit card and other receivables and consumer mortgage loans originated for sale as loans held for sale, which are accounted for at the lower of aggregate cost or fair value with net credit losses charged to other revenue.

SECURITIZATIONS

Securitizations include sales of credit card receivables, mortgages and home equity loans.

Revenue on securitized credit card receivables is recorded monthly as earned over the term of each securitization transaction, which may range up to 12 years. The revolving nature of the receivables sold and the monthly recognition of revenue result in a pattern of recognition that is similar to the pattern that would be experienced if the receivables had not been sold.

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

The Company retains a seller's interest in the credit card receivables transferred to the trust, which is not in securitized form. Accordingly, the seller's interest is carried on a historical cost basis and classified as consumer loans. Retained interests in securitized mortgage loans are classified as investments.

Servicing rights retained in the securitization of mortgage and home equity loans are measured by allocating the carrying value of the loans between the assets sold and the interest retained, based on the relative fair value at the date of the securitization. The fair market values are determined using either financial models, quoted market prices or sales of similar assets. Gain or loss on sale is recognized at the time of the securitizations. Mortgage servicing assets are amortized over the expected life of the loan and are evaluated periodically for impairment.

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

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

REPOSSESSED ASSETS

Upon repossession, loans are adjusted if necessary to the estimated fair value of the underlying collateral and transferred to Repossessed Assets, which is reported in other assets net of a valuation allowance for selling costs and net declines in value as appropriate.

EMPLOYEE BENEFITS

Employee benefits expense includes prior and current service costs of pension and other postretirement benefit plans, which are accrued on a current basis, contributions and unrestricted awards under other employee plans, the amortization of restricted stock awards, and costs of other employee benefits. There are no charges to earnings upon the grant or exercise of fixed stock options or the subscription for or purchase of stock under stock purchase agreements. Citigroup common stock may be awarded to employees of its subsidiaries under various plans. Compensation expense related to performance-based stock options granted in prior periods was recorded over the period to the vesting dates.

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

FUTURE APPLICATION OF ACCOUNTING STANDARDS

DERIVATIVES AND HEDGE ACCOUNTING. On January 1, 2001 Citicorp adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS 133), when the rules became effective for calendar year companies.

The new rules will change the accounting treatment of derivative contracts (including foreign exchange contracts) that are employed to manage risk outside of Citicorp's trading activities, as well as certain derivative-like instruments embedded in other contracts. The

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

For cash flow hedges, in which derivatives hedge the variability of cash flows related to floating rate assets, liabilities or forecasted transactions, the accounting treatment will depend on the effectiveness of the hedge. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value will not be included in current earnings but will be reported as other changes in stockholders' equity from nonowner sources. These changes in fair value will be included in earnings of future periods when earnings are also affected by the variability of the hedged cash flows. To the extent these derivatives are not effective, changes in their fair values will be immediately included in current earnings. Citicorp's cash flow hedges will primarily include hedges of floating rate credit card receivables and loans and foreign currency denominated funding. As a result, while the earnings impact of cash flow hedges may be similar to existing accounting practice, the amounts included in other changes in stockholders' equity from nonowner sources may vary depending on market conditions.

For net investment hedges, in which derivatives hedge the foreign currency exposure of a net investment in a foreign operation, the accounting treatment will similarly depend on the effectiveness of the hedge. The effective portion of the change in fair value of the derivative, including any forward premium or discount, is reflected in other changes in stockholders' equity from nonowner sources as part of the foreign currency translation adjustment. The ineffective portion will be reflected in current period earnings. Citicorp uses such derivative contracts as part of its strategy for hedging its net foreign investments. The impact on earnings and other changes in stockholders' equity from nonowner sources is not expected to be materially different from the current accounting practice.

Non-trading derivatives that do not qualify as hedges under the new rules will be carried at fair value with changes in value included in current earnings. In order to adopt these new rules, the initial revaluation of these derivatives along with the initial revaluations of other items discussed in the preceding paragraphs, are required to be recorded as cumulative effects of a change in accounting principle, after tax, either in net income if the hedging relationship could have been considered a fair value type hedge prior to adoption or in other changes in stockholders' equity from nonowner sources, if the hedging relationship could have been considered a cash flow type hedge prior to adoption. The initial transition adjustments required to adopt SFAS 133 are not significant.

Citicorp will likely change certain risk management strategies outside of its trading activities, and it also anticipates a significant increase in the complexity of the accounting and recordkeeping requirements for these hedging activities, but overall it does not foresee a material on-going impact on its financial position or results of operations from implementing the new rules. The FASB continues to deliberate potential changes to the new rules, the effects of which cannot be presently anticipated.

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

INTEREST INCOME AND IMPAIRMENT ON CERTAIN ASSET-BACKED SECURITIES. In November 2000, the Emerging Issues Task Force (EITF) of the FASB finalized guidance on EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." EITF 99-20, which is effective for the quarter beginning April 1, 2001, provides new guidance regarding income recognition and identification and determination of impairment on certain asset-backed securities. The Company is evaluating the potential impact of implementing the new accounting standard.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  BUSINESS COMBINATIONS

ACQUISITION OF ASSOCIATES

On November 30, 2000, Citigroup Inc., completed its acquisition of Associates First Capital Corporation (Associates). The acquisition was consummated through a merger of a subsidiary of Citigroup with and into Associates (with Associates as the surviving corporation) pursuant to which each share of Associates common stock became a right to receive .7334 of a share of Citigroup Inc. common stock (534.5 million shares). Subsequent to the acquisition, Associates was contributed to and became a wholly-owned subsidiary of Citicorp and Citicorp issued a full and unconditional guarantee of the outstanding long-term debt securities and commercial paper of Associates and Associates Corporation of North America, a subsidiary of Associates (ACONA). Associates' and ACONA's debt securities and commercial paper will no longer be separately rated.

The consolidated financial statements give retroactive effect to the contribution as a combination of entities under common control in a transaction accounted for in a manner similar to a pooling of interests, with all periods presented as if Citicorp and Associates had always been combined. Certain reclassifications and adjustments have been recorded to conform the accounting policies and presentations of Citicorp and Associates. The following table sets forth the results of operations for the separate companies and the combined amounts for periods prior to the contribution.

                                                        NINE MONTHS        YEAR ENDED
                                                           ENDED          DECEMBER 31,
                                                       SEPTEMBER 30,
-------------------------------------------------------------------------------------------
IN MILLIONS OF DOLLARS                                      2000         1999      1998
-------------------------------------------------------------------------------------------
NET INTEREST REVENUE
Citicorp                                                 $11,336       $14,542    $13,302
Associates                                                 4,556         5,912      5,056
Reclassifications (1)                                        337           329        119
Conforming adjustments (2)                                     9           (58)       (75)
                                                       ------------------------------------
CITICORP                                                 $16,238       $20,725    $18,402
-------------------------------------------------------------------------------------------

NET INCOME
Citicorp                                                $  5,581      $  5,195     $3,096
Associates                                                 1,151         1,490      1,224
Conforming adjustments (2)                                  (155)         (114)       (81)
                                                       ------------------------------------
CITICORP                                                 $ 6,577       $ 6,571    $ 4,239
-------------------------------------------------------------------------------------------



(1) Reclassifications have been made to conform the Company's post-merger presentation.
(2) Conforming adjustments include the effects of conforming Associates' policies to the policies applied by Citicorp primarily for recognizing charge-offs on finance receivables, capitalizing insurance policy deferred acquisition costs, and recognizing revenue on leases and finance receivables and the related tax effects.
--------------------------------------------------------------------------------

CONTRIBUTION OF CITIFINANCIAL CREDIT COMPANY

On August 4, 1999, CitiFinancial Credit Company (formerly Commercial Credit Company) (CCC), an indirect wholly-owned subsidiary of Citigroup Inc. (Citigroup), was contributed to and became a subsidiary of Citicorp Banking Corporation, a wholly-owned subsidiary of Citicorp. The consolidated financial statements, as well as the Parent Company Only financial statements disclosed in
Note 23, give retroactive effect to the contribution as a combination of entities under common control in a transaction accounted for in a manner similar to a pooling of interests. This method of accounting requires the restatement of all periods presented as if Citicorp and CCC had always been combined.

ACQUISITION OF AVCO FINANCIAL SERVICES

On January 6, 1999, Associates purchased the assets and assumed the liabilities of Avco Financial Services, Inc. (Avco) for $3.9 billion. Associates assumed from Avco approximately $7.5 billion in debt and, after giving effect to the sale of certain of the non-strategic operations, acquired $6.0 billion in finance receivables, $2.1 billion in goodwill and $690 million in other intangible assets.

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

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

3.  BUSINESS SEGMENT INFORMATION

Citicorp's businesses provide a broad range of financial services to consumer and corporate customers around the world. Citicorp's activities are conducted through Global Consumer, Global Corporate Bank, Global Investment Management and Private Banking, Associates, and Investment Activities.

Global Consumer delivers a wide array of banking, lending, and investment services, including the issuance of credit and charge cards. The businesses included in Global Corporate Bank serve corporations, financial institutions, governments, and other participants in 100 countries and territories. The Global Investment Management and Private Banking group offers a broad range of asset management products and services from global investment centers around the world, including mutual funds, closed-end funds, and managed accounts to institutional, high net-worth, and retail clients. Associates provides finance, leasing, insurance, and related services to individual consumers and businesses in the United Sates and internationally. The Investment Activities segment includes the Company's venture capital activities, the realized investment gains and losses related to certain corporate investments, and the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature. Corporate/Other includes net corporate treasury results, corporate staff and other corporate expenses, certain intersegment eliminations, and the remainder of Internet-related development activities (e-Citi) not allocated to the individual businesses.

The following table presents certain information regarding these industry segments:


  IN MILLIONS OF
  DOLLARS, EXCEPT                TOTAL REVENUES,
  IDENTIFIABLE             NET OF INTEREST EXPENSE (1)                     INCOME TAXES
----------------------------------------------------------------------------------------------------
  IN BILLIONS            2000        1999(3)      1998(3)         2000        1999(3)       1998(3)
----------------------------------------------------------------------------------------------------


Global Consumer .      $18,595       $16,985      $14,583        $2,193        $1,801        $1,053
Global Corporate
  Bank ..........       10,128         8,563        7,627         1,395         1,064           639
Global Investment
  Management and
  Private Banking        2,000         1,579        1,502           189           153           130
Associates ......        9,728         8,489        6,297           553           827           673
Investment
 Activities .....        2,275           864        1,029           790           276           331
Corporate/Other .         (268)          153          (63)         (354)         (196)         (333)
----------------------------------------------------------------------------------------------------
Total ...........       $42,458      $36,633      $30,975        $4,766        $3,925        $2,493
----------------------------------------------------------------------------------------------------



IN MILLIONS OF
  DOLLARS, EXCEPT                                                          IDENTIFIABLE
  IDENTIFIABLE              NET INCOME (LOSS)(2)(4)                    ASSETS AT YEAR-END
---------------------------------------------------------------------------------------------------
  IN BILLIONS            2000        1999(3)       1998(3)          2000      1999(3)       1998(3)
---------------------------------------------------------------------------------------------------
Global Consumer .       $3,708        $2,944       $1,646          $196          $167          $155
Global Corporate
  Bank ..........        2,441         1,775        1,078           209           176           165
Global Investment
  Management and
  Private Banking          314           261          206            30            25            19
Associates ......          850         1,380        1,143            97            84            76
Investment
 Activities .....        1,375           522          657            10            11             8
Corporate/Other .         (578)         (311)        (491)           10             8             9
---------------------------------------------------------------------------------------------------
Total ...........       $8,110        $6,571       $4,239          $552          $471          $432
---------------------------------------------------------------------------------------------------


(1) Includes total revenues, net of interest expense, in the United States of $22.9 billion, $20.2 billion, and $17.5 billion in 2000, 1999, and 1998, respectively. Total revenues, net of interest expense attributable to individual foreign countries, are not material to the total.
(2) For the 2000 period, Global Consumer, Global Corporate Bank, Global Investment Management and Private Banking, Associates, and Corporate/Other results reflect after-tax restructuring charges and merger-related costs of $14 million, $11 million, $9 million, $531 million, and $36 million, respectively. For the 1999 period, Global Consumer, Global Corporate Bank, Global Investment Management and Private Banking, Associates, and Corporate/Other results reflect after-tax restructuring charges (credits) of $56 million, $22 million, ($2) million, $22 million, and $20 million, respectively. For the 1998 period, Global Consumer, Global Corporate Bank, Global Investment Management and Private Banking, and Corporate/Other results reflect after-tax restructuring charges and merger-related costs of $391 million, $137 million, $52 million, and $69 million, respectively.
(3)   Reclassified to conform to the 2000 presentation.
(4) Includes provision for credit losses in the Global Consumer results of $2,350 million, $2,472 million, and $2,362 million, in the Global Corporate Bank results of $346 million, $353 million, and $397 million, in the Global Investment Management and Private Banking results of $23 million, $12 million, and $5 million, in the Associates results of $2,613 million, $1,923 million, and $1,510 million for 2000, 1999 and 1998, respectively. Includes provision for credit losses (benefits) in the Investment Activities results of $7 million and ($10) million in 2000 and 1998, respectively, and in the Corporate/Other results of ($3) million in 1998.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  SECURITIES

IN MILLIONS OF DOLLARS AT YEAR-END                                       2000      1999
-------------------------------------------------------------------------------------------
Securities available for sale, at fair value                          $51,531    $50,772
Short-term and other                                                      927        556
                                                                      ---------------------
Available for sale and short-term and other                           $52,458    $51,328
                                                                      =====================
Venture capital, at fair value                                         $5,204     $4,160
-------------------------------------------------------------------------------------------



                                                                    2000                                          1999
                                ---------------------------------------------------------------------------------------
                                              GROSS      GROSS                             GROSS      GROSS
                                AMORTIZED UNREALIZED UNREALIZED      FAIR   AMORTIZED UNREALIZED   UNREALIZED      FAIR
IN MILLIONS OF DOLLARS AT          COST       GAINS     LOSSES      VALUE        COST      GAINS      LOSSES      VALUE
YEAR-END
-----------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
U.S. Treasury and Federal        $7,926         $62        $38     $7,950      $9,701       $ 23       $236     $9,488
agency
State and municipal               5,383         273        134      5,522       4,201        185        172      4,214
Foreign government               24,463         111        128     24,446      23,931        463        309     24,085
U.S. corporate                    5,603         170        266      5,507       4,859         80        242      4,697
Other debt securities             3,489          24         22      3,491       3,459         39         25      3,473
Equity securities (1)             4,638         300        323      4,615       4,199        840        224      4,815
                                ---------------------------------------------------------------------------------------
                                $51,502        $940       $911    $51,531     $50,350     $1,630     $1,208     $50,772
                                =======================================================================================

Securities available for sale
   include:
    Mortgage-backed securities   $6,498         $43       $173     $6,368      $6,930         $7       $229      $6,708
-----------------------------------------------------------------------------------------------------------------------



(1)Includes non-marketable equity securities carried at cost, which are reported in both the amortized cost and fair value columns.
--------------------------------------------------------------------------------

The accompanying table shows components of interest and dividends on securities, realized gains and losses from sales of securities available for sale, and net gains on investments held by venture capital subsidiaries.

IN MILLIONS OF DOLLARS                                        2000       1999      1998
-------------------------------------------------------------------------------------------
Taxable interest                                            $3,032     $3,545     $2,812
Interest exempt from U.S. federal income tax                   234        158        148
Dividends                                                      160        173        126
-------------------------------------------------------------------------------------------
Gross realized securities gains                             $1,177       $576       $793
Gross realized securities losses                               342        260        268
-------------------------------------------------------------------------------------------
Net realized and unrealized venture capital gains           $1,850       $816       $487
   which included:
  Gross unrealized gains                                     1,752        999        709
  Gross unrealized losses                                      618        587        412
-------------------------------------------------------------------------------------------


CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table presents the amortized cost, fair value, and average yield on amortized cost of debt securities available for sale by contractual maturity dates as of December 31, 2000:

                                                            AMORTIZED      FAIR
IN MILLIONS OF DOLLARS                                           COST      VALUE     YIELD
-------------------------------------------------------------------------------------------
U.S. TREASURY AND FEDERAL AGENCY
Due within 1 year                                              $2,178     $2,176       6.47%
After 1 but within 5 years                                        530        535       5.66
After 5 but within 10 years                                       535        545       6.54
After 10 years (1)                                              4,683      4,694       6.38
TOTAL                                                          $7,926     $7,950       6.37
---------------------------------------------------------------============================
STATE AND MUNICIPAL
Due within 1 year                                                $ 23      $  23       4.35%
After 1 but within 5 years                                        433        435       6.00
After 5 but within 10 years                                       687        662       6.11
After 10 years (1)                                              4,240      4,402       5.87
TOTAL                                                          $5,383     $5,522       5.91
---------------------------------------------------------------============================
ALL OTHER (2)
Due within 1 year                                             $11,044   $ 11,133       7.50%
After 1 but within 5 years                                     13,183     12,960       6.11
After 5 but within 10 years                                     6,328      6,328      10.70
After 10 years (1)                                              3,000      3,023       7.17
TOTAL                                                         $33,555    $33,444       7.53
---------------------------------------------------------------============================



(1) Securities with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.
(2) Includes foreign government, U.S. corporate, and other debt securities. Yields reflect the impact of local interest rates prevailing in countries outside the United States.
--------------------------------------------------------------------------------


5.  TRADING ACCOUNT ASSETS AND LIABILITIES

IN MILLIONS OF DOLLARS AT YEAR-END                                     2000        1999
-------------------------------------------------------------------------------------------
TRADING ACCOUNT ASSETS
U.S. Treasury and Federal agency securities                        $     721   $     131
Foreign government, corporate and other securities                    15,043      10,023
Derivative and foreign exchange contracts (1)                         23,547      20,782
                                                                   ------------------------
                                                                     $39,311     $30,936
-------------------------------------------------------------------========================
TRADING ACCOUNT LIABILITIES
Securities sold, not yet purchased                                    $3,915      $3,787
Derivative and foreign exchange contracts (1)                         23,863      23,038
                                                                   ------------------------
                                                                     $27,778     $26,825
-------------------------------------------------------------------========================



(1)   Net of master netting agreements and securitization.
--------------------------------------------------------------------------------
The average fair value of trading account assets during 2000 was $37.8 billion, including $23.4 billion relating to derivative and foreign exchange contracts, compared with $34.2 billion and $24.9 billion, respectively, during 1999. The average fair value of trading account liabilities during 2000 was $27.2 billion, including $23.6 billion relating to derivative and foreign exchange contracts, compared with $27.3 billion and $25.3 billion, respectively, during 1999.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.  LOANS

IN MILLIONS OF DOLLARS AT YEAR-END                                    2000        1999
-------------------------------------------------------------------------------------------
CONSUMER
IN U.S. OFFICES
Mortgage and real estate (1) (2)                                   $  73,166   $  59,376
Installment, revolving credit, and other                              78,017      63,374
                                                                   ------------------------
                                                                     151,183     122,750
                                                                   ------------------------
IN OFFICES OUTSIDE THE U.S.
Mortgage and real estate (1) (3)                                      24,988      24,808
Installment, revolving credit, and other                              55,515      50,293
Lease financing                                                          427         475
                                                                   ------------------------
                                                                      80,930      75,576
                                                                   ------------------------
Total Consumer                                                       232,113     198,326
Unearned income                                                       (3,234)     (3,757)
                                                                   ------------------------
CONSUMER LOANS, NET OF UNEARNED INCOME                              $228,879    $194,569
-------------------------------------------------------------------========================
COMMERCIAL
IN U.S. OFFICES
Commercial and industrial (4)                                       $ 39,188   $  34,151
Lease financing                                                       14,864      10,281
Mortgage and real estate (1)                                           1,017       2,690
                                                                   ------------------------
                                                                      55,069      47,122
                                                                   ------------------------
IN OFFICES OUTSIDE THE U.S.
Commercial and industrial (4)                                         69,111      61,992
Mortgage and real estate (1)                                           1,720       1,728
Loans to financial institutions                                        9,630       7,692
Lease financing                                                        3,689       2,459
Governments and official institutions                                  1,952       3,250
                                                                   ------------------------
                                                                      86,102      77,121
                                                                   ------------------------
Total Commercial                                                     141,171     124,243
Unearned income                                                       (3,462)     (2,664)
                                                                   ------------------------
COMMERCIAL LOANS, NET OF UNEARNED INCOME                            $137,709    $121,579
-------------------------------------------------------------------========================



(1)   Loans secured primarily by real estate.

(2) Includes $3.7 billion in 2000 and $3.4 billion in 1999 of commercial real estate loans related to community banking and private banking activities.

(3) Includes $2.7 billion in 2000 and $2.9 billion in 1999 of loans secured by commercial real estate.

(4)   Includes loans not otherwise separately categorized.
--------------------------------------------------------------------------------

Impaired loans are those on which Citicorp believes it is not probable that it will be able to collect all amounts due according to the contractual terms of the loan, excluding smaller-balance homogeneous loans that are evaluated collectively for impairment, and are carried on a cash basis. Valuation allowances for these loans are estimated considering all available evidence including, as appropriate, the present value of the expected cash flows discounted at the loan's contractual effective rate, the secondary market value of the loan, the fair value of collateral, and environmental factors. The following table presents information about impaired loans.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


IN MILLIONS OF DOLLARS AT YEAR-END                                    2000        1999
-------------------------------------------------------------------------------------------
Impaired commercial loans                                            $1,803      $1,510
Other impaired loans (1)                                                100         185
                                                                   ------------------------
Total impaired loans (2)                                             $1,903      $1,695
-------------------------------------------------------------------========================
Impaired loans with valuation allowances                             $1,539      $1,381
Total valuation allowances (3)                                          467         411
-------------------------------------------------------------------========================
During the year (4):
  Average balance of impaired loans                                  $1,813      $1,789
  Interest income recognized on impaired loans                           96          75
-------------------------------------------------------------------========================



(1) Primarily commercial real estate loans related to community and private banking activities.
(2) At year-end 2000, approximately 23% of these loans were measured for impairment using the fair value of the collateral, with the remaining 77% measured using the present value of the expected future cash flows, discounted at the loan's effective interest rate, compared with approximately 32% and 68%, respectively, at year-end 1999.
(3)   Included in the allowance for credit losses.
(4) For the year ended December 31, 1998, the average balance of impaired loans was $1.6 billion and interest income recognized on impaired loans was $72 million.
--------------------------------------------------------------------------------

The following table presents total loan portfolios managed, the portion of those portfolios securitized, and delinquencies (loans which are 90 days or more past due) at December 31, 2000, and credit losses, net of recoveries, for the year ended December 31, 2000.

                                                          CREDIT CARD
MANAGED LOANS                                             RECEIVABLES     MORTGAGE LOANS (1)
-------------------------------------------------------------------------------------------
IN BILLIONS OF DOLLARS

Principal amounts, at year-end
Total managed                                               $105.8             $28.1
Securitized amounts                                          (57.0)             (2.1)
                                                       ------------------------------------
On-balance sheet                                           $  48.8             $26.0
-------------------------------------------------------====================================

IN MILLIONS OF DOLLARS
-------------------------------------------------------------------------------------------
Delinquencies, at year-end
Total managed                                               $1,719              $759
Securitized amounts                                           (925)              (81)
                                                       ------------------------------------
On-balance sheet                                           $   794              $678
-------------------------------------------------------====================================

Credit losses, net of recoveries,
for the year ended December 31,
Total managed                                               $4,148              $422
Securitized amounts                                         (2,250)              (12)
                                                       ------------------------------------
On-balance sheet                                            $1,898              $410
-------------------------------------------------------====================================



(1)   Includes mortgage and home equity loans.
--------------------------------------------------------------------------------

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  ALLOWANCE FOR CREDIT LOSSES

IN MILLIONS OF DOLLARS                                        2000       1999      1998
-------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES AT BEGINNING OF YEAR            $8,853     $8,596     $8,087
Additions
   Consumer provision for credit losses                      4,345      4,169      3,753
   Commercial provision for credit losses                      994        591        508
                                                           --------------------------------
TOTAL PROVISION FOR CREDIT LOSSES                            5,339      4,760      4,261
                                                           --------------------------------
Deductions
   Consumer credit losses                                    5,352      4,862      4,292
   Consumer credit recoveries                                 (929)      (769)      (714)
                                                           --------------------------------
NET CONSUMER CREDIT LOSSES                                   4,423      4,093      3,578
                                                           --------------------------------
   Commercial credit losses                                    906        746        671
   Commercial credit recoveries                               (135)      (156)      (191)
                                                           --------------------------------
NET COMMERCIAL CREDIT LOSSES                                   771        590        480
                                                           --------------------------------
Other  --  net (1)                                             (37)       180        306
                                                           --------------------------------
ALLOWANCE FOR CREDIT LOSSES AT END OF YEAR                  $8,961     $8,853     $8,596
-----------------------------------------------------------================================



(1) In 2000 and 1999, primarily includes the addition of allowance for credit losses related to acquisitions and foreign currency translation effects. In 1998, also reflects the addition of $320 million of credit loss reserves related to the acquisition of the Universal Card portfolio.

--------------------------------------------------------------------------------

8.    SECURITIZATION ACTIVITY

Citicorp and its subsidiaries securitize primarily credit card receivables and mortgage and home equity loans.

After securitizations of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the trust. The Company also provides credit enhancement to the trust using cash collateral accounts and put options. As specified in certain of the sale agreements, the net revenue collected each month is accumulated up to a predetermined maximum amount, and is available over the remaining term of that transaction to make payments of yield, fees, and transaction costs in the event that net cash flows from the receivables are not sufficient. When the predetermined amount is reached net revenue is passed directly to the Citicorp subsidiary that sold the receivables.

The Company provides a wide range of mortgage and home equity products to a diverse customer base. In connection with these loans, the servicing rights entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual requirements may lead to a termination of the servicing rights and the loss of future servicing fees. In non-recourse servicing, the principal credit risk to the servicer is the cost of temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans such as FNMA or FHLMC or with a private investor, insurer or guarantor. Losses on recourse servicing occur primarily when foreclosure sale proceeds of the property underlying a defaulted mortgage or home equity loan are less than the outstanding principal balance and accrued interest of such mortgage loan and the cost of holding and disposing of the underlying property.

The following table summarizes certain cash flows received from and paid to securitization trusts during the year ended December 31, 2000:

IN BILLIONS OF DOLLARS                                   CREDIT CARDS      MORTGAGES (1)
-------------------------------------------------------------------------------------------
Proceeds from new securitizations                          $   9.1             $12.0
Proceeds from collections reinvested in new                  127.2               0.2
receivables
Servicing fees received                                        1.0               0.3
Cash flows received on retained interests                      0.3               0.3
-------------------------------------------------------------------------------------------



(1)   Includes mortgage, home equity and manufactured housing loans.
--------------------------------------------------------------------------------

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Key assumptions used for mortgages and home equity loans during the year ended December 31, 2000 in measuring the fair value of retained interests at the date of sale or securitization, presented by product groups, follow:


-------------------------------------------------------------------------------------------
Discount rate                                                     11.50% TO 12.90%; 12.25%
Constant payment rate                                                  7.4% TO 7.6%; 28.0%
Anticipated net credit losses                                                 0.04%; 7.64%
------------------------------------------------------------------=========================



For the year ended December 31, 2000, the Company recognized $45 million of gains on securitizations of mortgage and home equity loans.

As disclosed below, SFAS 140 requires that the effect on the fair value of the retained interests of two adverse changes in each key assumption be independently calculated. Because the key assumptions may be correlated, the net effect of simultaneous adverse changes in the key assumptions may be less than the sum of the individual effects disclosed below.

At December 31, 2000, for mortgage, home equity and manufactured housing loans, the key assumptions, presented by product groups, and the sensitivity of the fair value of retained interests to two adverse changes in each of the key assumptions were as follows:

IN MILLIONS OF DOLLARS
-------------------------------------------------------------------------------------------
Carrying value of retained interests                                                $2,148
-------------------------------------------------------------------------------------------
Discount rate                                                      9.70%  TO 10.96%; 15.00%
+10%                                                                                ($85.1)
+20%                                                                                (164.0)
-------------------------------------------------------------------------------------------
Constant payment rate                                                 1.1% TO 12.0%; 28.0%
+10%                                                                               ($103.1)
+20%                                                                                (190.2)
-------------------------------------------------------------------------------------------
Anticipated net credit losses                                       0.07%; 3.20% TO 11.99%
+10%                                                                                ($15.6)
+20%                                                                                 (66.9)
------------------------------------------------------------------=========================



9.  PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Generally, depreciation and amortization are computed on the straight-line basis over the estimated useful life of the asset or the lease term. Depreciation and amortization expense was $1.358 billion in 2000, $1.195 billion in 1999 and $1.064 billion in 1998.

10.  PURCHASED FUNDS AND OTHER BORROWINGS (1)

IN MILLIONS OF  DOLLARS AT YEAR-END                                      2000      1999
-------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under repurchase          $  7,191   $  8,004
agreements
Commercial paper                                                       37,656     31,018
Other funds borrowed                                                   15,987     13,327
                                                                      ---------------------
TOTAL                                                                 $60,834    $52,349
----------------------------------------------------------------------=====================

(1)  Original maturities of less than one year.
--------------------------------------------------------------------------------


CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  LONG-TERM DEBT (1)

At December 31, long-term debt was as follows:

                                              WEIGHTED
                                               AVERAGE
IN MILLIONS OF DOLLARS                          COUPON    MATURITIES     2000      1999
-------------------------------------------------------------------------------------------
PARENT COMPANY
Senior notes                                    6.39%     2001-2025    $ 4,178    $ 6,065
Subordinated notes                              7.38%     2001-2035     13,622      8,760
SUBSIDIARIES (2)
Senior notes                                    6.59%     2001-2037     61,135     51,607
Subordinated notes                              7.62%     2001-2028      1,400      1,400
-------------------------------------------------------------------------------------------

Senior notes                                                            65,313     57,672
Subordinated notes                                                      15,022     10,160
                                                                      ---------------------
TOTAL                                                                  $80,335    $67,832
----------------------------------------------=============================================



(1) Original maturities of one year or more. Maturity distribution is based upon contractual maturities or earlier dates at which debt is repayable at the option of the holder, due to required mandatory sinking fund payments or due to call notices issued. Weighted average interest rates reflect contractual interest rates.
(2) Approximately 87% in 2000 and 91% in 1999 of subsidiary long-term debt was guaranteed by Citicorp, and of the debt not guaranteed by Citicorp, approximately 97% in 2000 and 23% in 1999 was secured by the assets of the subsidiary.
--------------------------------------------------------------------------------
Long-term debt is denominated in various currencies with both fixed and floating interest rates. Certain agreements under which long-term debt obligations were issued prohibit Citicorp, under certain conditions, from paying dividends in shares of Citibank capital stock and from creating encumbrances on such shares. Floating rates are determined periodically by formulas based on certain money market rates or, in certain instances, by minimum rates as specified in the governing agreements. A portion of Parent Company and subsidiaries debt represents local currency borrowings where prevailing rates may vary significantly from rates in the United States.

Subsidiaries' subordinated notes include $975 million of guaranteed beneficial interests in Citicorp subordinated debt issued by Citicorp Capital I, II, and III, wholly owned trusts whose sole assets are $309 million of 7.933% and $464 million of 8.015%, respectively, of Junior Subordinated Deferrable Interest Debentures of Citicorp both due 2027, and $232 million of 7.10% of Junior Subordinated Deferrable Interest Debentures of Citicorp due 2028.

At December 31, 2000, Citicorp had converted, through the use of derivative contracts, $13.9 billion of its $37.1 billion of fixed rate debt into variable rate obligations. In addition, Citicorp utilizes other derivative contracts to manage the foreign exchange impact of certain debt issuances. At year-end 2000, Citicorp's overall weighted average rate for long-term debt was 6.73% on a contractual basis and 7.18% including the effects of derivative contracts.

Aggregate annual maturities on long-term debt obligations (based on final maturity dates) are as follows:

IN MILLIONS OF DOLLARS              2001        2002         2003         2004        2005     THEREAFTER
----------------------------------------------------------------------------------------------------------
Parent Company                   $ 1,503     $ 1,563      $ 1,838      $   636      $1,427      $10,833
Subsidiaries                      16,455      17,062        9,481        5,689       4,489        9,359
                                --------------------------------------------------------------------------
                                 $17,958     $18,625      $11,319       $6,325      $5,916      $20,192
----------------------------------------------------------------------------------------------------------



12.  FEES AND COMMISSIONS

Trust, agency, and custodial fees included in fees and commissions were $2.0 billion in 2000, $1.5 billion in 1999, and $1.4 billion in 1998.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  RESTRUCTURING-RELATED ITEMS

IN MILLIONS OF DOLLARS                                        2000       1999      1998
-------------------------------------------------------------------------------------------

Restructuring charges                                         $576       $166     $1,008
Changes in estimates                                           (64)      (157)       (38)
Accelerated depreciation                                        68        180          -
                                                           --------------------------------
TOTAL                                                         $580       $189       $970
-----------------------------------------------------------================================



During 2000, Citicorp recorded restructuring charges of $576 million, primarily consisting of exit costs related to the acquisition of Associates. The new initiatives are expected to be implemented over the next year. The charges included $238 million related to employee severance, $154 million related to exiting leasehold and other contractual obligations, and $184 million of asset impairment charges.

The implementation of these restructuring initiatives will cause some related premises and equipment assets to become redundant. As a result, the remaining depreciable lives of these assets were shortened, and accelerated depreciation charges of $69 million will be recognized in subsequent periods.

Of the $576 million charge, $474 million in the Associates business includes the reconfiguration of certain branch operations, the exit from non-strategic businesses and from activities as mandated by Federal bank regulations, and the consolidation and integration of Corporate and middle and back office functions. In the Global Consumer business, $51 million includes the reconfiguration of certain branch operations outside the U.S. and the downsizing and consolidation of certain back office functions in the U.S. Approximately $440 million of the $576 million charge related to operations in the United States.

The $238 million portion of the charge related to employee severance reflects the costs of eliminating approximately 7,200 positions, including approximately 4,600 in Associates and 700 in the Global Consumer business. Approximately 4,900 of these positions related to the United States. In 2000, a reserve for $23 million was recorded, $20 million of which related to the elimination of 1,600 non-U.S. positions of an acquired entity.

The 2000 restructuring reserve utilization included $184 million of asset impairment charges and $71 million of severance and other exit costs (of which $40 million related to employee severance and $5 million related to leasehold and other exit costs have been paid in cash and $26 million is legally obligated), together with translation effects.

In 1999, Citicorp recorded restructuring charges of $166 million, including additional severance charges of $49 million as a result of the continuing implementation of 1998 restructuring initiatives, as well as $82 million of exit costs associated with new initiatives in the Global Consumer business primarily related to the reconfiguration of certain branch operations outside the U.S., the downsizing of certain marketing operations, and the exit of a non-strategic business. The 1999 restructuring reserve was fully utilized at June 30, 2000.

The 1999 charge included $35 million of integration charges recorded by Associates (the Avco charge) related to its January 6, 1999 acquisition of Avco Financial Services, Inc. (Avco). The charge included $17 million related to employee severance, $5 million related to branch closure, $7 million related to training of employees and $6 million of other integration related expenses. In addition to the Avco charge, as part of the purchase price allocation of the Avco acquisition, Associates recorded a $146 million reserve (the Avco integration cost reserve) at the time of the acquisition. This reserve was established to reflect the costs of exiting certain activities that would not be continued after the acquisition. The costs primarily consisted of severance costs and related expenses, lease termination costs and other contractual liabilities. The Avco reserve was fully utilized at December 31, 1999.

In 1998, Citicorp recorded a restructuring charge of $1.008 billion, reflecting exit costs associated with business improvement and integration initiatives. The 1998 restructuring reserve was fully utilized at December 31, 2000.

The implementation of the 1999 and 1998 restructuring initiatives also caused certain related premises and equipment assets to become redundant. The remaining depreciable lives of these assets were shortened, and accelerated depreciation charges of $68 million and $180 million (in addition to normal scheduled depreciation on those assets) were recognized over the shortened lives in 2000 and 1999, respectively.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The status of the 2000, 1999, and 1998 restructuring initiatives is summarized in the following table:

RESTRUCTURING RESERVE ACTIVITY

                                                              Restructuring Initiatives
                                                           --------------------------------
IN MILLIONS OF DOLLARS                                        2000       1999      1998
-------------------------------------------------------------------------------------------

Original charges                                              $ 576       $117     $1,008
Additional  charges                                               -          -         49
                                                           --------------------------------
                                                                576        117      1,057
                                                           --------------------------------

Acquisitions (1)
2000                                                             23          -          -
1999                                                              -        146          -
1998                                                              -          -          -
                                                           --------------------------------
                                                                 23        146          -
                                                           --------------------------------
Utilization (2)
2000                                                           (255)       (51)      (134)
1999                                                              -       (212)      (738)
1998                                                              -          -          -
                                                           --------------------------------
                                                               (255)      (263)      (872)
                                                           --------------------------------
CHANGES IN ESTIMATES
2000                                                              -          -        (64)
1999                                                              -          -       (121)
1998                                                              -          -          -
                                                           --------------------------------
                                                                  -          -       (185)
-------------------------------------------------------------------------------------------
RESERVE BALANCE AT DECEMBER 31, 2000                          $ 344     $    -   $      -
-----------------------------------------------------------================================

(1) Represents additions to restructuring liabilities arising from acquisitions.

(2)   Utilization amounts include translation effects on the restructuring reserve.
--------------------------------------------------------------------------------

Changes in estimates are attributable to facts and circumstances arising subsequent to an original restructuring charge. During 2000 and 1999, changes in estimates resulted in reductions in the reserve for 1998 restructuring initiatives of $64 million and $121 million, respectively, attributable to lower than anticipated costs of implementing certain projects and a reduction in the scope of certain initiatives. Changes in estimates related to 1997 restructuring initiatives, which were fully utilized as of December 31, 1999, were $36 million and $38 million in 1999 and 1998, respectively. Changes in estimates related to the 1997 restructuring initiatives are attributable to lower severance costs due to higher than anticipated levels of attrition and redeployment within the Company, and other unforeseen changes including those resulting from the merger with Travelers.

During 2000, the Company also recorded $158 million of merger-related costs which included legal, advisory, and SEC filing fees, as well as other costs of administratively closing the acquisition of Associates. During 1998, the Company recorded $41 million of merger-related costs which included the direct and incremental costs of administratively closing the merger with Travelers.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  INCOME TAXES

IN MILLIONS OF DOLLARS                                        2000       1999      1998
-------------------------------------------------------------------------------------------
CURRENT:
  Federal                                                   $1,571     $1,528     $1,169
  Foreign                                                    2,139      1,984      1,192
  State                                                        269        187        252
                                                            -------------------------------
                                                             3,979      3,699      2,613
DEFERRED:
  Federal                                                      559        238        (40)
  Foreign                                                      178       (113)        51
  State                                                         50        101       (131)
                                                            -------------------------------
                                                               787        226       (120)
                                                            -------------------------------
PROVISION FOR INCOME TAX (1)                                 4,766      3,925      2,493
                                                            -------------------------------

 INCOME TAX EXPENSE (BENEFIT) REPORTED IN STOCKHOLDER'S
 EQUITY RELATED TO:
  Foreign currency translation                                 (37)       (39)       (49)
  Securities available for sale                               (190)       163       (333)
  Employee stock plans                                         (36)       (28)      (119)
                                                           --------------------------------
TOTAL INCOME TAXES                                          $4,503     $4,021     $1,992
-----------------------------------------------------------================================



(1) Includes the effect of securities transactions resulting in a provision of $292 million in 2000, $111 million in 1999 and $184 million in 1998.
--------------------------------------------------------------------------------

The reconciliation of the federal statutory income tax rate to the Company's effective income tax rate applicable to income before taxes for the years ended December 31, was as follows:

                                                          2000        1999        1998
-------------------------------------------------------------------------------------------
FEDERAL STATUTORY RATE                                     35.0%       35.0%       35.0%
Limited taxability of investment income                    (0.5)%      (0.6)%      (0.7)%
State income taxes (net of federal income tax benefit)      1.6%        1.8%        1.2%
Other, net                                                  0.4%        1.2%        1.5%
                                                           --------------------------------
EFFECTIVE INCOME TAX RATE                                  36.5%       37.4%       37.0%
-----------------------------------------------------------================================

Deferred income taxes at December 31
related to the following:

IN MILLIONS OF DOLLARS                                    2000        1999        1998
-------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS:
Credit loss deduction                                   $2,973      $2,994      $2,945
Unremitted foreign earnings                              1,991       1,851       1,486
Employee benefits                                          363         441         624
Interest related items                                     360         371         429
Foreign and state loss carryforwards                       293         311         256
Other deferred tax assets                                  778         884         722
                                                       ------------------------------------
GROSS DEFERRED TAX ASSETS                                6,758       6,852       6,462
Valuation allowance                                        220         214         294
                                                       ------------------------------------
DEFERRED TAX ASSETS AFTER VALUATION ALLOWANCE            6,538       6,638       6,168
                                                       ------------------------------------

DEFERRED TAX LIABILITIES:
Investments                                               (898)       (705)       (660)
Leases                                                  (1,624)     (1,456)     (1,390)
Other deferred tax liabilities                          (1,433)     (1,596)     (1,104)
                                                       ------------------------------------
GROSS DEFERRED TAX LIABILITIES                          (3,955)     (3,757)     (3,154)
                                                       ------------------------------------
NET DEFERRED TAX ASSETS                                 $2,583      $2,881      $3,014
-------------------------------------------------------====================================



Foreign pretax earnings approximated $6.9 billion in 2000, $5.0 billion in 1999 and $3.6 billion in 1998. As a U.S. corporation, Citicorp is subject to U.S. taxation currently on all of its foreign pretax earnings earned by a foreign branch. Pretax earnings of a foreign subsidiary or affiliate are taxed when effectively repatriated. In addition, certain of Citicorp's U.S. income is subject to foreign income tax where the payor of such income is domiciled outside the United States. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


States. At December 31, 2000, $195 million of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of $27 million would have to be provided if such earnings were remitted.

The valuation allowance of $220 million at December 31, 2000 is primarily reserved for specific state, local and foreign tax carryforwards or tax law restrictions on benefit recognition in the U.S. federal and the above jurisdictions.

Management believes that the realization of the recognized net deferred tax asset of $2.583 billion is more likely than not based on existing carryback ability and expectations as to future taxable income. Beginning in 1998, the Company joined with Citigroup in filing a consolidated federal income tax return. Associates filed as part of a consolidated federal income tax return with Ford prior to its spin off on April 7, 1998. Subsequent to its spin off and prior to its acquisition by the Company, Associates filed its own consolidated federal income tax return. Under a tax sharing agreement with Citigroup, the Company is entitled to a current benefit if it incurs losses which are utilized in Citigroup's consolidated return. Citigroup has reported pretax financial statement income from continuing operations exceeding $17 billion on average over the last three years and has generated federal taxable income exceeding $10 billion, on average, each year during this same period.

Income taxes are not provided for on the Company's life insurance subsidiaries' "policyholders' surplus account" because under current U.S. tax rules such taxes will become payable only to the extent such amounts are distributed as a dividend or exceed limits prescribed by federal law. Distributions are not contemplated from this account, which aggregated $50 million (subject to a tax effect of $18 million) at December 31, 2000.

15.    REGULATORY CAPITAL

                                                      CITICORP           Citibank, N.A.
                                                -------------------------------------------
IN MILLIONS OF DOLLARS AT YEAR-END   Minimum
                                    Required(1)    2000       1999       2000      1999
-------------------------------------------------------------------------------------------
Tier 1 capital                                   $39,702    $29,077    $24,624    $20,389
Total capital (2)                                 58,010     42,478     36,801     30,414
Tier 1 capital ratio                    4.00%       8.41%      7.32%      8.46%      8.25%
Total capital ratio (2)                 8.00       12.29      10.69      12.64      12.31
Leverage ratio (3)                      3.00+       7.54       6.51       6.66       6.53
------------------------------------------------===========================================



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

To be "well capitalized" under federal bank regulatory agency definitions, a depository institution must have a Tier 1 ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10%, and a leverage ratio of at least 5% and not be subject to a directive, order, or written agreement to meet and maintain specific capital levels. The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards. As of December 31, 2000 and 1999, all of Citicorp's U.S. insured subsidiary depository institutions were "well capitalized."

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.  CHANGES IN EQUITY FROM NONOWNER SOURCES

Changes in each component of "Accumulated Other Changes in Equity from Nonowner Sources" for the three-year period ended December 31, 2000 are as follows:


                                                           NET                 ACCUMULATED
                                                       UNREALIZED                 OTHER
                                                          GAINS                CHANGES IN
                                                        (LOSSES)     FOREIGN     EQUITY
IN MILLIONS OF DOLLARS                                     ON       CURRENCY      FROM
                                                       INVESTMENT  TRANSLATION  NONOWNER
                                                       SECURITIES  ADJUSTMENT    SOURCES
-------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1998                                 $552       ($438)       $114
Unrealized losses on investment securities, net of       (242)                   (242)
tax of ($149)
Less: Reclassification adjustment for gains included     (341)                   (341)
in net income, net of tax of ($184)
Foreign currency translation adjustment, net of tax                   (15)        (15)
of ($49)
-------------------------------------------------------------------------------------------
CURRENT PERIOD CHANGE                                    (583)        (15)       (598)
-------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                                (31)       (453)       (484)
Unrealized gains on investment securities, net of tax     472                     472
of $274
Less: Reclassification adjustment for gains included     (205)                   (205)
in net income, net of tax of ($111)
Foreign currency translation adjustment, net of tax                   (36)        (36)
of ($39)
-------------------------------------------------------------------------------------------
CURRENT PERIOD CHANGE                                     267         (36)        231
-------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                                236        (489)       (253)
Unrealized gains on investment securities, net of tax     293                     293
of $102
Less: Reclassification adjustment for gains included     (543)                   (543)
in net income, net of tax of ($292)
Foreign currency translation adjustment, net of tax                  (266)       (266)
of ($37)
-------------------------------------------------------------------------------------------
CURRENT PERIOD CHANGE                                    (250)       (266)       (516)
-------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                               ($14)      ($755)      ($769)
-------------------------------------------------------====================================



17.  EMPLOYEE BENEFITS

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

NET BENEFIT EXPENSE

                                                                          Postretirement
                                             Pension Plans              Benefit Plans (1)
                                -----------------------------------------------------------
                                    U.S. Plans      Plans Outside U.S.      U.S. Plans
                                -----------------------------------------------------------
IN MILLIONS OF DOLLARS           2000  1999   1998  2000   1999   1998  2000   1999  1998
-------------------------------------------------------------------------------------------
Benefits earned during the year  $146   $161  $161    $73   $74    $57    $11   $15    $17
Interest cost on benefit          304    271   261     91    90     79     41    38     37
obligation
Expected return on plan assets   (436)  (412) (335)   (88)  (77)   (72)   (18)  (16)   (13)
Amortization of unrecognized:
  Net transition (asset)            1    (17)  (17)     5     4      3      -     -      -
  obligation
  Prior service cost               (6)    (2)   18      -     -      -     (4)   (2)    (2)
  Net actuarial loss              (30)    11     7     (1)    6      3     (2)    1      -
Curtailment loss                    -      -   (15)     -     -      2      -   (29)     -
                                -----------------------------------------------------------
NET (BENEFIT) EXPENSE           ($ 21)  $ 12  $ 80    $80   $97    $72    $28 ($  7)   $39
-------------------------------============================================================



(1) For plans outside the U.S., net postretirement benefit expense totaled $13 million in 2000, $13 million in 1999, and $10 million in 1998.
------------------------------------------------------------------------------

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


PREPAID BENEFIT COST (BENEFIT LIABILITY)

                                                                            POSTRETIREMENT
                                              PENSION PLANS               BENEFIT PLANS (3)
                                  ---------------------------------------------------------
                                       U.S. PLANS (1)     PLANS OUTSIDE         U.S. PLANS
                                                            U.S. (2)
                                  ---------------------------------------------------------
IN MILLIONS OF DOLLARS AT             2000      1999      2000     1999      2000   1999
YEAR-END
-------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation
  At beginning of year               $3,459   $4,242    $1,491    $1,490     $512      $587
Benefits earned during the year         146      161        73        74       11        15
Interest cost on benefit                304      271        91        90       41        38
obligation
Plan amendments                           1     (215)       (7)       10       (3)      (18)
Actuarial (gain) loss                    70     (884)       83        10       46       (75)
Benefits paid                          (143)    (113)      (64)      (65)     (40)      (36)
Acquisitions                              -        -        18         4        -        33
Expenses                                 (5)      (3)        -         -        -         -
Curtailment                               -        -        (7)        -       (2)      (32)
Settlements                               -        -        (8)       (5)       -         -
Foreign exchange impact                   -        -      (103)     (117)       -         -
                                  ---------------------------------------------------------
BENEFIT OBLIGATION AT END OF YEAR    $3,832   $3,459    $1,567    $1,491     $565      $512
----------------------------------=========================================================
CHANGE IN PLAN ASSETS
Plan assets at fair value
  at beginning of year               $5,357   $4,786    $1,234    $1,110     $211      $186
Actual return on plan assets            (12)     645       (10)      181        2        26
Company contributions                    61       42        88        85       39        35
Employee contributions                    -        -         5         4        -         -
Acquisitions                              -        -         3         -        -         -
Settlements                               -        -        (4)       (5)       -         -
Benefits paid                          (143)    (113)      (64)      (65)     (40)      (36)
Expenses                                 (5)      (3)        -         -        -         -
Foreign exchange impact                   -        -       (84)      (76)       -         -
                                  ---------------------------------------------------------
PLAN ASSETS AT FAIR VALUE
  AT END OF YEAR                     $5,258   $5,357    $1,168    $1,234     $212      $211
----------------------------------=========================================================
RECONCILIATION OF PREPAID
(ACCRUED)
  BENEFIT COST AND TOTAL AMOUNT
  RECOGNIZED
Funded status of the plan            $1,426   $1,898   ($  399)  ($  257)   ($353)    ($301)
Unrecognized:
  Net transition (asset)                  1        2        26        23        -         -
  obligation
  Prior service cost                    (86)     (94)        8        17      (24)      (26)
  Net actuarial (gain) loss            (854)  (1,402)      165         1      (37)      (98)
                                  ---------------------------------------------------------
NET AMOUNT RECOGNIZED               $   487  $   404   ($  200)  ($  216)   ($414)    ($425)
----------------------------------=========================================================
AMOUNTS RECOGNIZED IN THE
  BALANCE SHEETS CONSIST OF
Prepaid benefit cost                $   829   $  709    $  123   $    91   $    -    $    -
Accrued benefit liability              (378)    (338)     (365)     (326)    (414)     (425)
Intangible asset                         36       33        42        19        -         -
                                  ---------------------------------------------------------
NET AMOUNT RECOGNIZED                $  487   $  404   ($  200)  ($  216)   ($414)    ($425)
----------------------------------=========================================================



(1) For unfunded U.S. plans, the aggregate benefit obligation was $401 million and $383 million, and the aggregate accumulated benefit obligation was $341 million and $305 million at December 31, 2000 and 1999, respectively.
(2) For plans outside the U.S., the aggregate benefit obligation was $1.175 billion and $558 million, and the fair value of plan assets was $700 million and $174 million at December 31, 2000 and 1999, respectively, for plans whose benefit obligation exceeds plan assets. The aggregate accumulated benefit obligation was $440 million and $320 million, and the fair value of plan assets was $167 million and $45 million at December 31, 2000 and 1999, respectively, for plans whose accumulated benefit obligation exceeds plan assets.
(3) For plans outside the U.S., the accumulated postretirement benefit obligation was $88 million and $84 million, and the postretirement benefit liability was $44 million and $53 million at December 31, 2000 and 1999, respectively.
--------------------------------------------------------------------------------

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The expected long-term rates of return on assets used in determining pension and postretirement expense are shown below.

                                                              2000        1999        1998
-------------------------------------------------------------------------------------------
RATE OF RETURN ON ASSETS
  U.S. plans                                                  9.5%        9.5%        9.0%
  Plans outside the U.S. (1)                               2.5% TO     2.5% to     4.0% to
                                                             12.0%       12.5%       12.0%
----------------------------------------------------------=================================



(1)   Excluding highly inflationary countries.
--------------------------------------------------------------------------------

The principal assumptions used in determining pension and postretirement benefit obligations are shown below.

AT YEAR-END                                                               2000        1999
-------------------------------------------------------------------------------------------
DISCOUNT RATE
  U.S. plans                                                              7.5%    7.75% to
                                                                                      8.0%
  Plans outside the U.S. (1)                                           2.5% TO     3.0% to
                                                                         12.0%       12.0%
FUTURE COMPENSATION INCREASE RATE
  U.S. plans                                                           4.0% TO     4.5% to
                                                                          4.5%        5.0%
  Plans outside the U.S. (1)                                           2.5% TO     2.5% to
                                                                         12.0%       12.0%
HEALTH CARE COST INCREASE RATE  --  U.S. PLANS
  Following year                                                       7.0% TO     6.0% to
                                                                          8.5%        9.0%
  Decreasing to the year 2001 to                                          5.0%     5.0% to
                                                                                      5.5%
-----------------------------------------------------------------------====================



(1)   Excluding highly inflationary countries.
--------------------------------------------------------------------------------
As an indicator of sensitivity, increasing the assumed health care cost trend rate by 1% in each year would have increased the accumulated postretirement benefit obligation as of December 31, 2000 by $27 million and the aggregate of the benefits earned and interest components of 2000 net postretirement benefit expense by $3 million. Decreasing the assumed health care cost trend rate by 1% in each year would have decreased the accumulated postretirement benefit obligation as of December 31, 2000 by $25 million and the aggregate of the benefits earned and interest components of 2000 net postretirement benefit expense by $3 million.

STOCK OPTION PLANS

The Company participates in a number of stock option plans sponsored by Citigroup that provide for the granting of stock options in Citigroup common stock to officers and employees. Options are granted at the fair market value of Citigroup common stock at the time of grant for a period of ten years. Generally, options granted since the date of the merger vest over a five-year period. Generally, 50% of the options granted under Citicorp predecessor plans prior to the merger are exercisable beginning on the third anniversary and 50% beginning on the fourth anniversary of the date of grant. Generally, options granted under Associates predecessor plans vest over a three-year period. Certain of the plans also permit an employee exercising an option to be granted new options (reload options) in an amount equal to the number of common shares used to satisfy the exercise price and the withholding taxes due upon exercise. The reload options are granted for the remaining term of the related original option and vest after six months.

To further encourage employee stock ownership, the Company's eligible employees participate in the CitiBuilder stock option program. Options granted under the CitiBuilder program vest after five years. These options do not have a reload feature.

During 1998, a group of key Citicorp employees was granted 12,680,000 performance-based options at an equivalent Citigroup strike price of $24.13. At December 31, 1998 12,010,000 of these options were unvested. During 1999 12,010,000 of these options vested when Citigroup's stock price reached $40.00 per share. The cost of performance-based options is measured as the difference between the exercise price and market price required for vesting. After-tax expense recognized on these performance-based options was $68 million and $43 million in 1999 and 1998, respectively.

RESTRICTED STOCK PLAN

The Company participates in a restricted stock program sponsored by Citigroup that provides for the issuance of Citigroup common stock in the form of restricted stock to participating officers and employees. The restricted stock generally vests after a two- or three-year period. Except under limited circumstances, during this period the stock cannot be sold or transferred by the participant, who is required to render service during the restricted period. Certain participants may elect to receive part of their awards in restricted stock and part in stock options. Unearned compensation expense associated with the restricted stock grants represents the market value of Citigroup common stock at the date of grant and is recognized as a charge to income ratably over the vesting period.

Information with respect to restricted stock awards is as follows:

                                                          2000        1999        1998
-------------------------------------------------------------------------------------------
Shares awarded                                         2,360,641    230,503     434,380
Weighted average fair market value per share              $35.76      $34.49      $27.62
After-tax compensation cost charged to earnings (IN         $26         $16         $19
MILLIONS OF DOLLARS)
-------------------------------------------------------====================================



CITIBUILDER 401(K)

Prior to 1999, under the Savings Incentive Plan, eligible Citicorp employees received awards equal to 3% of their covered salary. Employees had the option of receiving their award in cash or deferring some or all of it in various investment funds. Citicorp granted an additional award equal to the amount elected to be deferred by the employee. The after-tax expense associated with the plan amounted to $68 million in 1998.

During 1999, the CitiBuilder 401(k) plan replaced the Savings Incentive Plan. Under the CitiBuilder 401(k) plan, eligible employees receive awards up to 3% of their total compensation deferred into the Citigroup common stock fund. The after-tax expense associated with this plan amounted to $29 million in 2000 and $31 million in 1999.

STOCK PURCHASE PLAN

The offering under the Citigroup 2000 Stock Purchase Plan allowed eligible employees of Citicorp to enter into fixed subscription agreements to purchase shares of Citigroup's common stock at the market value on the date of the agreements. Enrolled employees are permitted to make one purchase prior to the expiration date. Shares of Citigroup's common stock delivered under the 2000 Stock Purchase Plan are to be sourced from authorized and unissued shares or treasury shares.

The offering under the 1997 Stock Purchase Plan allowed eligible employees of Citicorp to enter into fixed subscription agreements to purchase shares at the market value on the date of the agreements. Such shares could be purchased from time to time through the expiration date. Shares of Citigroup's common stock delivered under the 1997 Stock Purchase Plan were sourced from treasury shares.

Following is the share activity under the 2000 and 1997 fixed-price offerings for the purchase of shares at the equivalent Citigroup price of $52.92 and $22.65 per share, respectively. The 1997 offering expired on June 30, 1999.

                                                          2000            1999            1998
---------------------------------------------------------------------------------------------------
OUTSTANDING SUBSCRIBED SHARES AT BEGINNING OF YEAR             -       15,090,212      20,378,760
Subscriptions                                          16,617,051              -               -
Shares purchased                                           1,647       13,765,639      3,447,944
Canceled or terminated                                   414,526       1,324,573       1,840,604
---------------------------------------------------------------------------------------------------
OUTSTANDING SUBSCRIBED SHARES AT END OF YEAR           16,200,878              -       15,090,212
-------------------------------------------------------============================================



PRO FORMA IMPACT OF SFAS NO. 123

The Company applies Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans under which there is generally no charge to earnings for employee stock option awards (other than performance-based options).

Alternatively, Financial Accounting Standards Board (FASB) rules would permit a method under which a compensation cost for all stock awards would be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost would be determined in a manner prescribed by the FASB using option pricing models, intended to estimate the fair value of the awards at the grant date.

Under both methods, an offsetting increase to stockholder's equity is recorded equal to the amount of compensation expense charged.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Had the Company applied SFAS No. 123 in accounting for the Company's stock option plans, compensation expense and net income would have been the pro forma amounts indicated below:

                                         2000                    1999                  1998
                                  -------------------------------------------------------------------
IN MILLIONS OF DOLLARS            AS         PRO FORMA   As          Pro        As          Pro
                                  REPORTED               Reported     Forma     Reported     Forma
-----------------------------------------------------------------------------------------------------
Compensation expense related
 to stock option plans            $  -        $  387      $  108      $  468    $    70      $  318

Net income                          8,110      7,860       6,571       6,324      4,239       4,021
----------------------------------===================================================================



The pro forma adjustments relate to stock options granted from 1995 through 2000, for which a fair value on the date of grant was determined using a Black-Scholes option pricing model. No effect has been given to options granted prior to 1995. The pro forma information above reflects the compensation expense that would have been recognized under SFAS No. 123 for Citicorp and Associates. The fair values of stock-based awards are based on assumptions that were determined at the grant date.

SFAS No. 123 requires that reload options be treated as separate grants from the related original grants. Under the Company's reload program, upon exercise of an option, employees tender previously owned shares to pay the exercise price and surrender shares otherwise to be received for related tax withholding, and receive a reload option covering the same number of shares tendered for such purposes. Reload options vest at the end of a six-month period. Reload options are intended to encourage employees to exercise options at an earlier date and to retain the shares so acquired, in furtherance of the Company's long-standing policy of encouraging increased employee stock ownership. The result of this program is that employees generally will exercise options as soon as they are able and, therefore, these options have shorter expected lives. Shorter option lives result in lower valuations using a Black-Scholes option model. However, such values are expensed more quickly due to the shorter vesting period of reload options. In addition, since reload options are treated as separate grants, the existence of the reload feature results in a greater number of options being valued.

Shares received through option exercises under the reload program are subject to restrictions on sale. Discounts (as measured by the estimated cost of protection) have been applied to the fair value of options granted to reflect these sale restrictions.

Additional valuation and related assumption information for Citigroup option plans, and Citicorp option plans prior to the date of the Merger are presented below.

                                                                                Pre-Merger
                                               POST-MERGER OPTION PLANS          Option
                                                                                  Plans
-----------------------------------------------------------------------------   -----------
FOR OPTIONS GRANTED DURING                     2000       1999        1998          1998
-----------------------------------------------------------------------------   ------------
WEIGHTED AVERAGE FAIR VALUE
  Options                                     $11.04     $10.65       $7.60         $8.59
  1998 performance options                      -          -           -            $6.41
WEIGHTED AVERAGE EXPECTED LIFE
  Original grants                               3 YEARS    3 years     3 years        6 years
  Reload grants                                 1 YEAR     1 year      1 year         -
VALUATION ASSUMPTIONS
  Expected volatility                          42.03%     40.6%       38.8%          25.0%
  Risk-free interest rate                       6.28%      5.48%       4.40%          5.82%
  Expected annual dividends per share          $0.76      $0.47       $0.32          $0.58
  Expected annual forfeitures                   5%         5%          5%             5%
----------------------------------------------===============================================


CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18.  OTHER CONTRACTUAL COMMITMENTS

                                                   NOTIONAL PRINCIPAL    BALANCE SHEET
                                                              AMOUNTS   CREDIT EXPOSURE(1)(2)
                                                -------------------------------------------
IN BILLIONS OF DOLLARS AT YEAR-END                 2000     1999(3)      2000      1999
-------------------------------------------------------------------------------------------
INTEREST RATE PRODUCTS
  Futures contracts                             $  145.1   $  111.1    $   -       $  -
  Forward contracts                                426.8      484.6        -          0.1
  Swap agreements                                1,958.8      974.0        3.6        3.4
  Purchased options                                230.6      120.6        1.6        0.5
  Written options                                  232.1      146.4        -          -
FOREIGN EXCHANGE PRODUCTS
  Futures contracts                                  3.9        2.7        -          -
  Forward contracts                              1,497.6    1,416.1       10.4        7.4
  Cross-currency swaps                             206.1      102.8        2.6        3.4
  Purchased options                                122.3      106.5        0.9        1.0
  Written options                                  128.3      112.1        -          -
EQUITY PRODUCTS                                    108.9       79.2        2.6        4.5
COMMODITY PRODUCTS                                  21.5       20.7        1.6        0.2
CREDIT DERIVATIVE PRODUCTS                          68.2       50.1        0.2        0.3
                                                                      ---------------------
                                                                         $23.5      $20.8
----------------------------------------------------------------------=====================



(1) There is no balance sheet credit exposure for futures contracts because they settle daily in cash, and none for written options because they represent obligations (rather than assets) of Citicorp.
(2) The balance sheet credit exposure reflects $48.6 billion and $26.8 billion of master netting agreements in effect at December 31, 2000 and December 31, 1999, respectively. Master netting agreements mitigate credit risk by permitting the offset of amounts due from and to individual counterparties in the event of counterparty default. In addition, Citibank has securitized and sold net receivables, and the associated credit risk related to certain derivative and foreign exchange contracts via Markets Assets Trust, which amounted to $2.0 billion and $2.2 billion at December 31, 2000 and December 31, 1999, respectively.
(3)   Amounts for 1999 were reclassified to conform to the 2000 presentation.
--------------------------------------------------------------------------------
Citicorp enters into derivative and foreign exchange futures, forwards, options, and swaps, which enable customers to transfer, modify, or reduce their interest rate, foreign exchange, and other market risks, and also trades these products for its own account. In addition, Citicorp uses derivatives and other instruments, primarily interest rate products, as an end-user in connection with its risk management activities. Derivatives are used to manage interest rate risk relating to specific groups of on-balance sheet assets and liabilities, including commercial and consumer loans, deposit liabilities, long-term debt, and other interest-sensitive assets and liabilities, as well as credit card securitizations. In addition, foreign exchange contracts are used to hedge non-U.S. dollar denominated debt, net capital exposures and foreign exchange transactions. Through the effective use of derivatives, Citicorp has been able to modify the volatility of its revenue from asset and liability positions. The preceding table presents the aggregate notional principal amounts of Citicorp's outstanding derivative and foreign exchange contracts at December 31, 2000 and 1999, along with the related balance sheet credit exposure. The table includes all contracts with third parties, including both trading and end-user positions.

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

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


END-USER INTEREST RATE, FOREIGN EXCHANGE AND CREDIT DERIVATIVE CONTRACTS

                                    NOTIONAL
                                    PRINCIPAL
                                   AMOUNTS (1)                        PERCENTAGE OF 2000 AMOUNT MATURING
                                  -----------------------------------------------------------------------
                                    DEC.     Dec.    Within   1 to      2 to     3 to     4 to    After
                                    31,      31,     1 Year   2 Years   3        4        5        5
IN BILLIONS OF DOLLARS             2000     1999                        Years    Years    Years    Years
---------------------------------------------------------------------------------------------------------
INTEREST RATE PRODUCTS
  Futures contracts               $ 1.8    $ 7.5      100%      - %       - %      - %      - %      - %
  Forward contracts                 3.0      3.8      100        -         -        -        -        -
  Swap agreements                  82.0     98.9       21       16        14       10       11       28
  Option contracts                 13.6      7.0       17       24         2        -       50        7
FOREIGN EXCHANGE PRODUCTS
  Futures and forward contracts    59.1     51.0       99        1         -        -        -        -
  Cross-currency swaps             10.5     10.5       55       19        20        1        -        5

CREDIT DERIVATIVE PRODUCTS         30.8     29.2        2        6         5       13       13       61
----------------------------------=======================================================================



(1)   Includes third party and intercompany contracts.
--------------------------------------------------------------------------------
END-USER INTEREST RATE SWAPS AND NET PURCHASED OPTIONS AS OF DECEMBER 31, 2000

                                              REMAINING CONTRACTS OUTSTANDING - NOTIONAL PRINCIPAL AMOUNTS
                                              ------------------------------------------------------------
IN BILLIONS OF DOLLARS AT YEAR-END               2000      2001       2002      2003      2004      2005
----------------------------------------------------------------------------------------------------------
RECEIVE FIXED SWAPS                              $45.7     $39.8      $34.5     $26.3     $20.2     $15.4
Weighted-average fixed rate                        6.3%      6.3%       6.3%      6.4%      6.5%      6.6%
PAY FIXED SWAPS                                   17.8      14.3        8.8       6.6       5.4       3.0
WEIGHTED-AVERAGE FIXED RATE                        5.0%      4.7%       4.2%      4.2%      4.5%      6.7%
BASIS SWAPS                                       18.5      10.3        8.3       7.5       6.8       4.5
PURCHASED CAPS (INCLUDING COLLARS)                 1.5       1.5        -         -         -         -
WEIGHTED-AVERAGE CAP RATE PURCHASED                8.9%      8.9%       -         -         -         -
PURCHASED FLOORS                                   9.8       7.7        6.4       6.4       6.4       0.5
Weighted-average floor rate purchased              5.1%      5.3%       6.1%      6.1%      6.1%      6.1%
WRITTEN CAPS RELATED TO OTHER PURCHASED CAPS       2.3       2.1        1.7       1.4       1.4       0.5
(1)
WEIGHTED-AVERAGE CAP RATE WRITTEN                  9.8%      9.8%      10.6%     10.7%     10.7%     10.8%
----------------------------------------------------------------------------------------------------------
THREE-MONTH FORWARD LIBOR RATES (2)                6.4%      5.5%       5.9%      6.0%      6.2%      6.4%
----------------------------------------------============================================================



(1) Includes written options related to purchased options embedded in other financial instruments.
(2) Represents the implied forward yield curve for three-month LIBOR as of December 31, 2000, provided for reference.
--------------------------------------------------------------------------------
The tables above provide data on the notional principal amounts and maturities of end-user (non-trading) derivatives, along with additional data on end-user interest rate swaps and net purchased option positions at year-end 2000, with three-month LIBOR forward rates included for reference. The tables are intended to provide an overview of these components of the end-user portfolio, but should be viewed only in the context of Citicorp's related assets and liabilities. Contract maturities are related to the underlying risk management strategy.

The majority of derivative positions used in Citicorp's asset and liability management activities are established via intercompany transactions with independently managed Citigroup dealer units, with the dealer acting as a conduit to the marketplace.

Citicorp's utilization of these instruments is modified from time to time in response to changing market conditions as well as changes in the characteristics and mix of the related assets and liabilities. In this connection, during 2000, interest rate futures, swaps and options with a notional principal amount of $55.5 billion were closed out which resulted in a net deferred gain of approximately $80 million. Total unamortized net deferred gains, including those from prior year close-outs, were approximately $104 million at December 31, 2000, which will be amortized into earnings over the remaining life of the original contracts (approximately 22% in 2001, 20% in 2002, and 58% in subsequent years), consistent with the risk management strategy.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


19.  RELATED PARTY BALANCES

The Company has related party balances with Citigroup and certain of its subsidiaries and affiliates. These balances, which are short-term in nature, include cash accounts, collateralized financing transactions, margin accounts, derivative trading, charges for operational support and the borrowing and lending of funds and are entered into in the ordinary course of business.

20.  CONCENTRATIONS OF CREDIT RISK

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

21.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The table below presents the carrying value and fair value of Citicorp's financial instruments, as defined in accordance with applicable requirements. Accordingly, as required, the disclosures exclude leases, affiliate investments, and pension and benefit obligations. Also as required, the disclosures exclude the effect of taxes, do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular instrument, the excess fair value associated with deposits with no fixed maturity, as well as other expenses that would be incurred in a market transaction. In addition, the table excludes the values of nonfinancial assets and liabilities, as well as a wide range of franchise, relationship, and intangible values, which are integral to a full assessment of Citicorp's financial position and the value of its net assets.

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

                                                                 2000                 1999
                                                ---------------------------------------------
                                                            ESTIMATED            Estimated
                                                  CARRYING       FAIR   Carrying      Fair
IN BILLIONS OF DOLLARS AT YEAR-END                   VALUE      VALUE      Value     Value
---------------------------------------------------------------------------------------------
ASSETS AND RELATED INSTRUMENTS
Securities                                          $  57.7    $  57.7    $  55.5    $  55.5
Trading account assets                                 39.3       39.3       30.9       30.9
Loans (1)                                             337.6      354.0      295.2      308.7
  Related derivatives                                   0.2        0.2        0.2       (0.3)
Other financial assets (2)                             63.5       63.5       47.7       47.7
  Credit card securitizations                           -          0.3        -          0.8
  Related derivatives                                   0.3        0.4        -         (0.2)
---------------------------------------------------------------------------------------------
LIABILITIES AND RELATED INSTRUMENTS
Deposits                                              302.7      302.7      261.2      261.0
  Related derivatives                                   -          -         (0.2)      (0.1)
Trading account liabilities                            27.8       27.8       26.8       26.8
Long-term debt                                         80.3       80.7       67.8       67.4
  Related derivatives                                  (0.1)      (0.1)      (0.1)       0.5
Other financial liabilities (3)                        77.3       77.1       66.5       66.4
  Related derivatives                                   -         (0.1)       -          -
------------------------------------------------=============================================



(1) The carrying value of loans is net of the allowance for credit losses and also excludes $20.0 billion and $12.1 billion of lease finance receivables in 2000 and 1999, respectively.
(2) Includes cash and due from banks, deposits at interest with banks, federal funds sold and securities purchased under resale agreements, and customers' acceptance liability for which the carrying value is a reasonable estimate of fair value, and the carrying value and estimated fair value of loans held for sale, interest and fees receivable, and financial instruments included in other assets on the Consolidated Balance Sheets.
(3) Includes acceptances outstanding, for which the carrying value is a reasonable estimate of fair value, and the carrying value and estimated fair value of purchased funds and other borrowings, financial instruments included in accrued taxes and other expense, and other liabilities on the Consolidated Balance Sheets.
--------------------------------------------------------------------------------

Fair values vary from period to period based on changes in a wide range of factors, including interest rates, credit quality, and market perceptions of value, and as existing assets and liabilities run off and new items are entered into.

The estimated fair values of loans reflect changes in credit status since the loans were made, changes in interest rates in the case of fixed-rate loans, and premium values at origination of certain loans. The estimated fair values of Citicorp's loans, in the aggregate, exceeded carrying values (reduced by the allowance for credit losses) by $16.4 billion at year-end 2000 and $13.5 billion in 1999. Within these totals, estimated fair values exceeded carrying values for consumer loans net of the allowance by $12.8 billion, an increase of $2.7 billion from year-end 1999, and for commercial loans net of the allowance by $3.6 billion, which was an increase of $0.2 billion from year-end 1999.

The increase in estimated fair values in excess of carrying values of consumer loans is primarily due to the lower interest rate environment.

The estimated fair value of credit card securitizations was $0.3 billion more than their carrying value at December 31, 2000, which is $0.5 billion less than December 31, 1999, when the carrying value exceeded the estimated fair value by $0.8 billion. This decrease is due to the effects of a lower interest rate environment on the fixed-rate investor certificates.

For all derivative and foreign exchange contracts in the previous tables, the gross difference between the fair value and carrying amount as of December 31, 2000 and 1999 was $0.7 billion and $0.4 billion for contracts whose fair value exceeds carrying value, and $0.5 billion and $1.8 billion at December 31, 2000 and 1999, respectively, for contracts whose carrying value exceeds fair value.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


22.  PLEDGED ASSETS, COLLATERAL AND COMMITMENTS

PLEDGED ASSETS

At December 31, 2000, certain investment securities, trading account assets, and other assets with a carrying value of $50.3 billion were pledged as collateral, of which $47.5 billion may not be sold or repledged by the secured parties, for borrowings to secure public and trust deposits, and for other purposes.

COLLATERAL

At December 31, 2000, the approximate market value of collateral received by the Company that may be sold or repledged by the Company was $2.7 billion. This collateral was received in connection with resale agreements and derivative transactions. At December 31, 2000, $1.2 billion of the collateral received by the Company had been sold or repledged in connection with repurchase agreements, securities sold, not yet purchased, and derivative transactions.

LOAN COMMITMENTS

IN BILLIONS OF DOLLARS AT YEAR-END                                    2000        1999
-------------------------------------------------------------------------------------------
Unused commercial commitments to make or purchase loans, to
purchase third-party                                                 $207.6      $181.6
  receivables, and to provide note issuance or revolving
underwriting facilities
Unused credit card and other consumer revolving commitments           353.5       311.4
------------------------------------------------------------------=========================



The majority of unused commitments are contingent upon customers maintaining specific credit standards. Commercial commitments generally have floating interest rates and fixed expiration dates and may require payment of fees. Such fees (net of certain direct costs) are deferred and, upon exercise of the commitment, amortized over the life of the loan or, if exercise is deemed remote, amortized over the commitment period. The table does not include commercial letters of credit issued on behalf of customers and collateralized by the underlying shipment of goods which totaled $6.8 billion and $5.3 billion at December 31, 2000 and 1999, respectively.

LOANS SOLD WITH CREDIT ENHANCEMENTS

                                   AMOUNTS
IN BILLIONS OF DOLLARS AT      ---------------
YEAR-END                        2000    1999                    FORM OF CREDIT ENHANCEMENT
-------------------------------------------------------------------------------------------
Residential mortgages                               2000: Recourse obligation $5.1, and put
  and other loans                                               options as described below.
  sold with recourse (1)       $10.4   $ 9.7     1999: Recourse obligation of $3.4, and put
                                                                options as described below.
GNMA sales/servicing            16.1    19.3                  Secondary recourse obligation
agreements (2)

                                     Includes net revenue over the life of the transaction.

                                                     Also includes put options as described
                                                                            below for 1999,
Securitized credit card         57.0    58.4      and other recourse obligations of $1.0 in
receivables                                                          2000 and $2.0 in 1999.
-------------------------------------------------------------------------------------------



(1)   Residential mortgages represent 71% of amounts in 2000 and 91% in 1999.
(2) Government National Mortgage Association sales/servicing agreements covering securitized residential mortgages.
--------------------------------------------------------------------------------

Citicorp and its subsidiaries are obligated under various credit enhancements related to certain sales of loans or sales of participations in pools of loans, as summarized above.

Net revenue on securitized credit card receivables is collected over the life of each sale transaction. The net revenue is based upon the sum of finance charges and fees received from cardholders and interchange revenue earned on cardholder transactions, less the sum of the yield paid to investors, credit losses, transaction costs, and a contractual servicing fee, which is also retained by certain Citicorp subsidiaries as servicers. As specified in certain of the sale agreements, the net revenue collected each month is accumulated, up to a predetermined maximum amount, and is available over the remaining term of that transaction to make payments of yield, fees, and transaction costs in the event that net cash flows from the receivables are not sufficient. When the predetermined amount is reached, net revenue is passed directly to the Citicorp subsidiary that sold the receivables. The amount contained in these accounts is included in other assets and was $66 million at December 31, 2000 and $60 million at December 31, 1999. Net revenue from securitized credit card receivables included in other revenue was $2.4 billion, $2.1 billion, and $1.5 billion for the years ended December 31, 2000, 1999, and 1998, respectively.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Various put options were written during 2000 and 1999 which require Citicorp to purchase, upon request of the holders, securities issued in certain securitization transactions in order to broaden the investor base and improve execution in connection with the securitizations. These put options at year end 2000 include: a put option, exercisable in October of each year beginning in October 2000, with respect to an aggregate of up to approximately $2 billion principal amount of certificates backed by manufactured housing contract receivables, of which approximately $133 million was exercised in 2000; a put option, exercisable at any time after June 15, 2000, with respect to an aggregate of up to approximately $1 billion principal amount of notes secured by home equity loan receivables only to the extent the securitization trust cannot meet its obligation under a separate put option by the trust which is exercisable at any time after March 15, 2000; and a put option, originally exercisable at any time after September 15, 2000, the exercise of which has been extended to April 12, 2001, with respect to an aggregate of up to approximately $1.25 billion of notes secured by home equity loan receivables only to the extent the notes are not purchased by the securitization trust pursuant to a separate put option issued by the trust and exercisable at any time after June 15, 2000. In each case, if exercised, the Company will be obligated to purchase the certificates or notes at par plus accrued interest. The aggregate amortized amount of these options was approximately $3.4 billion at December 31, 2000.

Two option contracts from 1999 that were exercised in 2000 were the following: a put option, exercisable any time after February 17, 2000, with respect to an aggregate of up to $500 million principal amounts of certificates backed by credit card receivables; and a put option, exercisable at any time after June 15, 2000, with respect to an aggregate of up to approximately $1 billion of notes secured by home equity loan receivables only to the extent the notes are not purchased by the securitization trust pursuant to a separate put option issued by the trust and exercisable at any time after March 15, 2000. The Company recorded liabilities totaling approximately $17 million at December 31, 2000 and $23 million at December 31, 1999 in connection with these options. Subsequent to their initial issuance, such options are marked to market with the fluctuation being reflected in the statements of income.


STANDBY LETTERS OF CREDIT

                                                                                2000           1999
                                                -------------------------------------------------------
                                                  EXPIRE         EXPIRE       TOTAL          Total
IN BILLIONS OF DOLLARS AT YEAR-END              WITHIN 1       AFTER 1        AMOUNT         Amount
                                                   YEAR           YEAR        OUTSTANDING    Outstanding
-------------------------------------------------------------------------------------------------------
FINANCIAL
  Insurance, surety                               $  1.9         $  6.1         $  8.0         $  7.0
  Options, purchased securities, and escrow          0.3            -              0.3            0.7
  Clean payment                                      3.4            1.1            4.5            3.3
  Backstop state, county, and municipal              -              0.1            0.1            0.3
  securities
  Other debt related                                 6.7            3.5           10.2            8.8
PERFORMANCE                                          4.4            2.0            6.4            5.6
                                                -------------------------------------------------------
TOTAL (1)                                          $16.7          $12.8          $29.5          $25.7
-------------------------------------------------------------------------------------------------------



(1) Total is net of cash collateral of $2.3 billion in 2000 and $2.8 billion in 1999. Collateral other than cash covered 19% of the total in 2000 and 17% in 1999.
--------------------------------------------------------------------------------
Standby letters of credit, summarized above, are used in various transactions to enhance the credit standing of Citibank customers. They represent irrevocable assurances that Citibank will make payment in the event that the customer fails to fulfill its obligations to third parties. Financial standby letters of credit are obligations to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument, such as assuring payments by a foreign reinsurer to a U.S. insurer, to act as a substitute for an escrow account, to provide a payment mechanism for a customer's third-party obligations, and to assure payment of specified financial obligations of a customer. Performance standby letters of credit are obligations to pay a third-party beneficiary when a customer fails to perform a nonfinancial contractual obligation, such as to ensure contract performance or irrevocably assure payment by the customer under supply, service and maintenance contracts or construction projects. Fees are recognized ratably over the term of the standby letter of credit. The table does not include securities lending indemnifications issued to customers, which are fully collateralized and totaled $12.5 billion at December 31, 2000 and $23.0 billion at December 31, 1999.

LEASE COMMITMENTS

Citicorp and its subsidiaries are obligated under a number of non-cancelable leases for premises and equipment. Minimum rental commitments on non-cancelable leases in the aggregate were $4.8 billion, and for each of the five years subsequent to December 31, 2000 were $764 million (2001), $652 million (2002), $557 million (2003), $448 million (2004), and $479 million (2005). The minimum rental commitments do not include minimum sublease rentals under non-cancelable subleases of $132 million. Most of the leases have renewal or purchase options and escalation clauses. Rental expense was $996 million in 2000, excluding $52 million of

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


sublease rental income, $945 million in 1999, excluding $54 million of sublease rental income, and $835 million in 1998, excluding $57 million of sublease rental income.

23.     CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

ASSOCIATES FIRST CAPITAL CORPORATION (ASSOCIATES)

In connection with Citigroup's November 30, 2000 acquisition of Associates in which Associates became a wholly-owned subsidiary of Citicorp, Citicorp issued a full and unconditional guarantee of the outstanding long-term debt securities and commercial paper of Associates and Associates Corporation of North America, a subsidiary of Associates (ACONA). Associates' and ACONA's debt securities and commercial paper will no longer be separately rated.

Associates maintains a combination of unutilized bilateral and syndicated credit facilities to support its short-term borrowings. These facilities, which have maturities ranging from 2001 through 2005, provide a means of managing liquidity and ensure that funds are always available to satisfy maturing short-term obligations. At December 31, 2000, these facilities provided coverage of approximately 75% of Associates' commercial paper borrowings and utilized uncommitted lines of credit. Citicorp's guarantee of various debt obligations of Associates include those arising under these facilities. Under these facilities, Citicorp is required to maintain a certain level of consolidated stockholder's equity. At December 31, 2000, this requirement was exceeded by $32.6 billion.

CITIFINANCIAL CREDIT COMPANY (CCC)

On August 4, 1999, CCC, an indirect wholly-owned subsidiary of Citigroup, was contributed to and became a subsidiary of Citicorp Banking Corporation, a wholly-owned subsidiary of Citicorp. Citicorp issued a full and unconditional guarantee of the outstanding long-term debt securities and commercial paper of CCC.

CCC has five-year revolving credit facilities in the amount of $3.4 billion that expire in 2002. Citicorp's guarantee of various debt obligations of CCC include those arising under these facilities. Under these facilities, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreement). At December 31, 2000, this requirement was exceeded by approximately $32.6 billion. At December 31, 2000, there were no borrowings outstanding under these facilities.

CONDENSED CONSOLIDATING INCOME STATEMENTS

                                                               Year Ended December 31, 2000
--------------------------------------------------------------------------------------------------------------

                                           CITICORP
                                             PARENT                                              ASSOCIATES
IN MILLIONS OF DOLLARS                      COMPANY               CCC              ACONA        CONSOLIDATED
--------------------------------------------------------------------------------------------------------------
REVENUE
Dividends from subsidiary banks
  and bank holding companies               $  1,615           $     --          $     --          $     --
Dividends from other
 subsidiaries                                   215                 --                --                --
Interest from subsidiaries                    1,326                 --                --                --
Interest on loans, including fees                --              2,645            10,383            10,468
Other interest revenue                           --                174               463               467
Fees, commissions and
  other revenues                                362                430             3,186             2,933
                                           -------------------------------------------------------------------
                                              3,518              3,249            14,032            13,868
                                           -------------------------------------------------------------------

EXPENSE
Interest on other borrowed funds-third party    432                  4             1,391             1,474
Interest on other borrowed funds
 - intercompany                                  --                755                --                --
Interest and fees paid
  to subsidiaries                               246                 --                --                --
Interest on long-term debt-third party        1,240                370             2,542             2,626
Interest on long-term debt-intercompany          --                164                --                35
Interest on deposits                             --                  9                --                28
Provision for credit losses                      --                409             2,552             2,613
Other expense                                     8                870             5,333             5,712
                                           -------------------------------------------------------------------
                                              1,926              2,581            11,818            12,488
                                           -------------------------------------------------------------------

INCOME BEFORE TAXES AND EQUITY
  IN UNDISTRIBUTED INCOME
  OF SUBSIDIARIES                             1,592                668             2,214             1,380
Income tax (benefit) - current                  (68)               244               841               544
Equity in undistributed income
  of subsidiaries                             6,450                 --                --                --

                                           -------------------------------------------------------------------
NET INCOME                                 $  8,110           $    424          $  1,373          $    836
-------------------------------------------===================================================================




(1)  Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp Parent Company elimination of distributed and undistributed income of subsidiaties and the elimination of ACONA, included in the Associates Consolidated column.


CONDENSED CONSOLIDATING INCOME STATEMENTS

                                                                      Year Ended December 31, 2000
--------------------------------------------------------------------------------------------------------------------------
                                                OTHER CITICORP
                                                SUBSIDIARIES AND               CONSOLIDATING                  CITICORP
IN MILLIONS OF DOLLARS                           ELIMINATIONS (1)              ADJUSTMENTS (2)              CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------------
REVENUE
Dividends from subsidiary banks
  and bank holding companies                         $     --                     ($ 1,615)                    $     --
Dividends from other
 subsidiaries                                              --                         (215)                          --
Interest from subsidiaries                                 --                       (1,326)                          --
Interest on loans, including fees                      24,113                      (10,383)                      37,226
Other interest revenue                                  6,342                         (463)                       6,983
Fees, commissions and
  other revenues                                       16,569                       (3,186)                      20,294
                                                     ------------------------------------------------------------------
                                                       45,698                      (15,862)                      64,503
                                                     ------------------------------------------------------------------
EXPENSE
Interest on other borrowed funds-third party            2,133                       (1,391)                       4,043
Interest on borrowed fund
 - intercompany                                          (755)                          --                           --
Interest and fees paid
  to subsidiaries                                        (246)                          --                           --
Interest on long-term debt-third party                    443                       (2,542)                       4,679
Interest on long-term debt
 - intercompany                                          (199)                          --                           --
Interest on deposits                                   13,286                           --                       13,323
Provision for credit losses                             2,317                       (2,552)                       5,339
Other expense                                          17,653                       (5,333)                      24,243
                                                     ------------------------------------------------------------------
                                                       34,632                      (11,818)                      51,627
                                                     ------------------------------------------------------------------
INCOME BEFORE TAXES AND EQUITY
  IN UNDISTRIBUTED INCOME
  OF SUBSIDIARIES                                      11,066                       (4,044)                      12,876
Income tax (benefit) - current                          4,046                         (841)                       4,766
Equity in undistributed income
  of subsidiaries                                          --                       (6,450)                          --
                                                     ------------------------------------------------------------------
NET INCOME                                           $  7,020                     ($ 9,653)                    $  8,110
-----------------------------------------------------==================================================================



(1)  Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp Parent Company elimination of distributed and undistributed income of subsidiaries and the elimination of ACONA, included in the Associates Consolidated column.

                                                              Year Ended December 31, 1999
------------------------------------------------------------------------------------------------------------
                                              CITICORP
                                              PARENT                                           ASSOCIATES
IN MILLIONS OF DOLLARS                        COMPANY           CCC               ACONA        CONSOLIDATED
------------------------------------------------------------------------------------------------------------
REVENUE
Dividends from subsidiary banks
  and bank holding companies                $ 4,310            $     -           $     -           $     -
Dividends from other
 subsidiaries                                   197                  -                 -                 -
Interest from subsidiaries                      887                  -                 -                 -
Interest on loans, including fees                 -              2,187             9,612             9,850
Other interest revenue                            -                 76               220               243
Fees, commissions and
  other revenues                                268                357             2,235             2,302
                                            --------------------------------------------------------------
                                              5,662              2,620            12,067            12,395
                                            --------------------------------------------------------------
EXPENSE
Interest on other borrowed funds-third party    127                106               974             1,328
Interest on borrowed fund
 - intercompany                                  --                342              --                  --
Interest and fees paid
  to subsidiaries                               212               --                --
Interest on long-term debt-third party          879                426             2,422             2,542
Interest on long-term debt
 - intercompany                                   -                 10              --                  --
Interest on deposits                              -                  5              --                  36
Provision for credit losses                       -                358             1,793             1,923
Other expense                                     8                749             4,119             4,359
                                            --------------------------------------------------------------
                                              1,226              1,996             9,308            10,188
                                            --------------------------------------------------------------
INCOME BEFORE TAXES AND EQUITY
  IN UNDISTRIBUTED INCOME
  OF SUBSIDIARIES                             4,436                624             2,759             2,207
Income tax (benefit) - current                   (5)               227             1,025               827
Equity in undistributed income
  of subsidiaries                             2,130               --                --                --
                                            --------------------------------------------------------------
NET INCOME                                  $ 6,571            $   397           $ 1,734           $ 1,380
--------------------------------------------==============================================================



(1)  Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp Parent Company elimination of distributed and undistributed income of subsidiaries and the elimination of ACONA, included in the Associates Consolidated column.







                                                                        YEAR ENDED DECEMBER 31, 1999
------------------------------------------------------------------------------------------------------------------------
                                                   OTHER CITICORP
                                                   SUBSIDIARIES AND             CONSOLIDATING                 CITICORP
IN MILLIONS OF DOLLARS                             ELIMINATIONS (1)            ADJUSTMENTS (2)              CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------
REVENUE
Dividends from subsidiary banks
  and bank holding companies                         $      -                     ($ 4,310)                    $      -
Dividends from other
 subsidiaries                                               -                         (197)                           -
Interest from subsidiaries                               (887)                           -                            -
Interest on loans, including fees                      20,736                       (9,612)                      32,773
Other interest revenue                                  6,239                         (220)                       6,558
Fees, commissions and
  other revenues                                       12,981                       (2,235)                      15,908
                                                     ------------------------------------------------------------------

                                                       39,069                      (16,574)                      55,239
                                                     ------------------------------------------------------------------
EXPENSE
Interest on other borrowed funds-third party            1,839                         (974)                       3,400
Interest on borrowed fund
 - intercompany                                          (342)                           -                            -
Interest and fees paid
  to subsidiaries                                        (212)                           -                            -
Interest on long-term debt-third party                    548                       (2,422)                       4,395
Interest on long-term debt
 - intercompany                                           (10)                           -                            -
Interest on deposits                                   10,770                            -                       10,811
Provision for credit losses                             2,479                       (1,793)                       4,760
Other expense                                          16,261                       (4,119)                      21,377
                                                     ------------------------------------------------------------------
                                                       31,333                       (9,308)                      44,743
                                                     ------------------------------------------------------------------
INCOME BEFORE TAXES AND EQUITY
  IN UNDISTRIBUTED INCOME
  OF SUBSIDIARIES                                       7,736                       (7,266)                      10,496
Income tax (benefit) - current                          2,876                       (1,025)                       3,925
Equity in undistributed income
  of subsidiaries                                           -                       (2,130)                           -
                                                     ------------------------------------------------------------------
NET INCOME                                           $  4,860                     ($ 8,371)                    $  6,571
-----------------------------------------------------==================================================================



(1)  Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp Parent Company elimination of distributed and undistributed income of subsidiaries and the elimination of ACONA, included in the Associates Consolidated column.

                                                                       Year Ended December 31, 1998
----------------------------------------------------------------------------------------------------------------------------------
                                                 CITICORP
                                                 PARENT                                                           ASSOCIATES
IN MILLIONS OF DOLLARS                           COMPANY                  CCC                  ACONA             CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------------------
REVENUE
Dividends from subsidiary banks
  and bank holding companies                    $ 1,475                $     -               $     -               $     -
Dividends from other
 subsidiaries                                       478                      -                     -                     -
Interest from subsidiaries                          871                      -                     -                     -
Interest on loans, including fees                                        1,744                 7,780                 8,216
Other interest revenue                                -                     65                    70                    81
Fees, commissions and
  other revenues                                    116                    327                 1,377                 1,197
                                                ----------------------------------------------------------------------------------
                                                  2,940                  2,136                 9,227                 9,494
                                                ----------------------------------------------------------------------------------
EXPENSE
Interest on other borrowed funds                    108                    253                 1,095                 1,172
Interest and fees paid
  to subsidiaries                                   245                      -                     -                     -
Interest on long-term debt                          901                    447                 1,953                 1,976
Interest on deposits                                  -                      8                   -                      49
Provision for credit losses                           -                    370                 1,455                 1,510
Other expense                                        52                    611                 2,781                 2,971
                                                ----------------------------------------------------------------------------------
                                                  1,306                  1,689                 7,284                 7,678
                                                ----------------------------------------------------------------------------------
INCOME BEFORE TAXES AND EQUITY
  IN UNDISTRIBUTED INCOME
  OF SUBSIDIARIES                                 1,634                    447                 1,943                 1,816
Income tax (benefit) - current                      (69)                   161                   714                   673
Equity in undistributed income
  of subsidiaries                                 2,536                      -                     -                     -
                                                ----------------------------------------------------------------------------------
NET INCOME                                      $ 4,239                $   286               $ 1,229               $ 1,143
------------------------------------------------==================================================================================



(1)  Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2) Includes Citicorp Parent Company elimination of distributed and undistributed income of subsidiaries and the elimination of ACONA, included in the Associates Consolidated column.




                                                              YEAR ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------------------------------

                                              OTHER CITICORP
                                              SUBSIDIARIES AND     CONSOLIDATING            CITICORP
IN MILLIONS OF DOLLARS                        ELIMINATIONS (1)     ADJUSTMENTS (2)         CONSOLIDATED
-------------------------------------------------------------------------------------------------------
REVENUE
Dividends from subsidiary banks
  and bank holding companies                   $      -               ($ 1,475)             $
Dividends from other
 subsidiaries                                         -                   (478)                    -
Interest from subsidiaries                         (871)                     -                    -
Interest on loans, including fees                20,801                 (7,780)               30,761
Other interest revenue                            6,363                    (70)                6,509
Fees, commissions and
  other revenues                                 10,933                 (1,377)               12,573
                                               --------------------------------------------------------
                                                 37,226                (11,180)               49,843
                                               --------------------------------------------------------
EXPENSE
Interest on other borrowed funds                  2,054                 (1,095)                3,587
Interest and fees paid
  to subsidiaries                                  (245)                     -                    -
Interest on long-term debt                          397                 (1,953)                3,721
Interest on deposits                             11,503                      -                11,560
Provision for credit losses                       2,381                 (1,455)                4,261
Other expense                                    16,348                 (2,781)               19,982
                                               --------------------------------------------------------
                                                 32,438                 (7,284)               43,111
                                               --------------------------------------------------------
INCOME BEFORE TAXES AND EQUITY
  IN UNDISTRIBUTED INCOME
  OF SUBSIDIARIES                                 4,788                 (3,396)                6,732
Income tax (benefit) - current                    1,728                   (714)                2,493
Equity in undistributed income
  of subsidiaries                                     -                 (2,536)                    -
                                               --------------------------------------------------------
NET INCOME                                     $  3,060               ($ 5,718)             $  4,239
-----------------------------------------------========================================================



(1)  Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2) Includes Citicorp Parent Company elimination of distributed and undistributed income of subsidiaries and the elimination of ACONA, included in the Associates Consolidated column.

Condensed Consolidating Balance Sheets
                                                               December 31, 2000

-----------------------------------------------------------------------------------------------------------------------------
                                                 CITICORP
                                                 PARENT                                                           ASSOCIATES
IN MILLIONS OF DOLLARS                           COMPANY                  CCC                  ACONA             CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks -
  third party                                $    3               $    198                $  1,403                $  1,641
Cash and due from banks -
 intercompany                                    25                     34                     -                       -
Deposits at interest with banks -
  third party                                    76                      3                     254                     254
Deposits at interest with banks -
  intercompany                                1,214                    -                       -                       -
Securities                                      768                  1,685                   4,828                   5,490
Loans, net of unearned income                 1,868                 21,089                  75,584                  77,408
Allowance for credit losses                     -                     (448)                 (2,322)                 (2,367)
                                            ---------------------------------------------------------------------------------
Loans, net                                    1,868                 20,641                  73,262                  75,041
Advances to subsidiaries                     29,205                    -                     7,317                     -
Investments in subsidiaries                  42,855                    -                       -                       -
Other assets                                    630                  3,386                  12,272                  14,312
                                            ---------------------------------------------------------------------------------
Total                                       $76,644               $ 25,947                $ 99,336                $ 96,738
                                            =================================================================================
LIABILITIES AND
  STOCKHOLDER'S EQUITY
Deposits                                    $   -                 $    247                $      1                $    331
Purchased funds and other
 borrowings - third party                     9,022                     54                  31,587                  31,624
Purchased funds and other
 borrowings - intercompany                      -                   13,416                     -                       -
Long-term debt - third party                 18,805                  4,950                  42,832                  43,492
Long-term debt - intercompany                   -                    3,985                     -                     8,250
Advances from subsidiaries                      375                    -                       -                       -
Other liabilities - third party                 577                  1,609                   6,781                   7,095
Other liabilities - intercompany                -                      150                   6,515                     -
Stockholder's equity                         47,865                  1,536                  11,620                   5,946
                                            ---------------------------------------------------------------------------------
Total                                       $76,644               $ 25,947                $ 99,336                $ 96,738
                                            =================================================================================



(1)  Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2) Includes Citicorp Parent Company elimination of investments in subsidiaries and the elimination of ACONA, included in the Associates Consolidated column.



                                                                 DECEMBER 31, 2000
--------------------------------------------------------------------------------------------------------------

                                                OTHER CITICORP
                                                SUBSIDIARIES AND         CONSOLIDATING            CITICORP
IN MILLIONS OF DOLLARS                          ELIMINATIONS (1)         ADJUSTMENTS (2)         CONSOLIDATED
-------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks -
  third party                                   $   9,816                ($  1,403)               $  11,658
Cash and due from banks -
 intercompany                                         (59)                     -                        -
Deposits at interest with banks -
  third party                                      15,827                     (254)                  16,160
Deposits at interest with banks -
  intercompany                                     (1,214)                     -                        -
Securities                                         49,719                   (4,828)                  57,662
Loans, net of unearned income                     266,223                  (75,584)                 366,588
Allowance for credit losses                        (6,146)                   2,322                   (8,961)
                                                -------------------------------------------------------------
Loans, net                                        260,077                  (73,262)                 357,627
Advances to subsidiaries                          (29,205)                  (7,317)                     -
Investments in subsidiaries                           -                    (42,855)                     -
Other assets                                       90,172                  (12,272)                 108,500
                                                -------------------------------------------------------------
Total                                           $ 395,133                ($142,191)               $ 551,607
                                                =============================================================

LIABILITIES AND
  STOCKHOLDER'S EQUITY
Deposits                                        $ 302,137                ($      1)               $ 302,715
Purchased funds and other
 borrowings - third party                          20,134                  (31,587)                  60,834
Purchased funds and other
 borrowings - intercompany                        (13,416)                     -                        -
Long-term debt - third party                       13,088                  (42,832)                  80,335
Long-term debt - intercompany                     (12,235)                     -                        -
Advances from subsidiaries                           (375)                     -                        -
Other liabilities - third party                    50,577                   (6,781)                  59,858
Other liabilities - intercompany                     (150)                  (6,515)                     -
Stockholder's equity                               35,373                  (54,475)                  47,865
                                                -------------------------------------------------------------
Total                                           $ 395,133                ($142,191)               $ 551,607
                                                =============================================================


CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           DECEMBER 31, 1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                 CITICORP
                                                 PARENT                                                                 ASSOCIATES
IN MILLIONS OF DOLLARS                           COMPANY                  CCC                     ACONA                CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks -
  third party                                   $      3               $    318                $    604                $    492
Cash and due from banks -
  intercompany                                       104                    -                       -                       -
Deposits at interest with banks -
  third party                                         16                    -                       165                     165
Deposits at interest with banks -
  intercompany                                     1,003                    -                       -                       -
Securities                                         2,195                  1,429                   4,120                   4,748
Loans, net of unearned income                        725                 17,573                  67,037                  70,723
Allowance for credit losses                          -                     (433)                 (2,055)                 (2,174)
                                                -------------------------------------------------------------------------------
Loans, net                                           725                 17,140                  64,982                  68,549
Advances to subsidiaries                          15,007                    -                       -                       -
Investments in subsidiaries                       39,339                    -                       -                       -
Other assets                                         562                  1,632                   8,875                   9,566
                                                -------------------------------------------------------------------------------
Total                                           $ 58,954               $ 20,519                $ 78,746                $ 83,520
                                                ===============================================================================

LIABILITIES AND
  STOCKHOLDER'S EQUITY
Deposits                                        $    -                 $    465                $      3                $    482
Purchased funds and other
 borrowings - third party                          6,084                     67                  17,598                  27,253
Purchased funds and other
 borrowings - intercompany                           -                    9,764                     -                       -
Long-term debt - third party                      15,830                  5,700                  39,960                  41,404
Long-term debt - intercompany                        -                    1,950                     -                       -
Advances from subsidiaries                           128                    -                       -                       -
Other liabilities - third party                    1,437                  1,456                   6,273                   4,935
Other liabilities - intercompany                     -                       49                   1,832                     -
Stockholder's equity                              35,475                  1,068                  13,080                   9,446
                                                -------------------------------------------------------------------------------
Total                                           $ 58,954               $ 20,519                $ 78,746                $ 83,520
                                                ===============================================================================



(1)  Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2) Includes Citicorp Parent Company elimination of investments in subsidiaries and the elimination of ACONA, included in the Associates Consolidated column.

                                                                 DECEMBER 31, 1999
--------------------------------------------------------------------------------------------------------------
                                                OTHER CITICORP
                                                SUBSIDIARIES AND         CONSOLIDATING            CITICORP
IN MILLIONS OF DOLLARS                          ELIMINATIONS (1)         ADJUSTMENTS (2)         CONSOLIDATED
-------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks -
  third party                                   $  11,064                ($    604)               $  11,877
Cash and due from banks -
 intercompany                                        (104)                     -                        -
Deposits at interest with banks -
  third party                                      12,079                     (165)                  12,260
Deposits at interest with banks -
  intercompany                                     (1,003)                     -                        -
Securities                                         47,116                   (4,120)                  55,488
Loans, net of unearned income                     227,127                  (67,037)                 316,148
Allowance for credit losses                        (6,246)                   2,055                   (8,853)
                                                -------------------------------------------------------------
Loans, net                                        220,881                  (64,982)                 307,295
Advances to subsidiaries                          (15,007)                     -                        -
Investments in subsidiaries                           -                    (39,339)                     -
Other assets                                       72,766                   (8,875)                  84,526
                                                -------------------------------------------------------------
Total                                           $ 347,792                ($118,085)               $ 471,446
                                                =============================================================

LIABILITIES AND
  STOCKHOLDER'S EQUITY
Deposits                                        $ 260,248                ($      3)               $ 261,195
Purchased funds and other
 borrowings - third party                          18,945                  (17,598)                  52,349
Purchased funds and other
 borrowings - intercompany                         (9,764)                     -                        -
Long-term debt - third party                        4,898                  (39,960)                  67,832
Long-term debt - intercompany                      (1,950)                     -                        -
Advances from subsidiaries                           (128)                     -                        -
Other liabilities - third party                    46,767                   (6,273)                  54,595
Other liabilities - intercompany                      (49)                  (1,832)                     -
Stockholder's equity                               28,825                  (52,419)                  35,475
                                                -------------------------------------------------------------
Total                                           $ 347,792                ($118,085)               $ 471,446
------------------------------------------------===============================================================



CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                                                       YEAR ENDED DECEMBER 31, 2000
-----------------------------------------------------------------------------------------------------------------------------
                                             CITICORP
                                             PARENT                                                               ASSOCIATES
IN MILLIONS OF DOLLARS                       COMPANY                   CCC                    ACONA              CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                     $    613                $   (663)              $   5,976                $  2,371
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM
  INVESTING ACTIVITIES
Securities - available for sale
  Purchases                                    (553)                   (814)                 (1,002)                   (999)
  Proceeds from sales                         1,980                     575                     783                     803
  Maturities                                    -                        14                     261                     297
Changes in investments
  and advances - intercompany               (10,216)                    -                    (7,317)                    -
Net (increase) decrease in loans             (1,143)                 (3,911)                (12,837)                (12,846)
Proceeds from sales of loans                    -                       -                     3,695                   3,695
Business acquisitions                           -                       -                      (642)                   (811)
Other investing activities                     (271)                      7                    (291)                   (325)
                                           ----------------------------------------------------------------------------------
NET CASH USED IN
  INVESTING ACTIVITIES                      (10,203)                 (4,129)                (17,350)                (10,186)
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING
 ACTIVITIES
Net (decrease) increase in deposits             -                      (218)                    (2)                    (151)
Net change in purchased funds
  and other borrowings - third party          1,645                     (13)                 13,468                   3,848
Net change in purchased funds, other
  borrowings and advances
  - intercompany                                229                   3,652                     -                       -
Proceeds from issuance of
  long-term debt - third party                4,900                     -                    13,229                  13,533
Repayment of long-term debt - third party    (1,829)                   (750)                (11,639)                (12,297)
Proceeds from issuance of
  long-term debt - intercompany                 -                     2,035                     -                     4,250
Dividends paid                               (1,254)                    -                    (3,076)                   (188)
Contributions from parent company             5,820                     -                       224                     -
                                           ----------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                  9,511                   4,706                  12,204                   8,995
-----------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND DUE FROM BANKS                       -                       -                       (31)                    (31)
                                           ----------------------------------------------------------------------------------
Net (decrease) increase in cash and
  due from banks                                (79)                    (86)                    799                   1,149
Cash and due from banks at
  beginning of year                             107                     318                     604                     492
                                           ----------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT
  END OF YEAR                              $     28                $    232                $  1,403                $  1,641
-----------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
Cash paid during the year for:
Interest                                   $    869                $  1,219                $  4,010                $  4,240
Income taxes                                  1,618                     196                     432                     255
NON-CASH INVESTING ACTIVITIES:
Transfers to repossessed assets                 -                       141                     457                     457
NON-CASH FINANCING ACTIVITIES:
Dividends                                     4,000                     -                       -                     4,000
Contributions from parent company             4,182                     -                       -                       -
-----------------------------------------------------------------------------------------------------------------------------



(1)  Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp Parent Company eliminations and the elimination of ACONA, included in the Associates consolidated column.





CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                                           YEAR ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------------------------------
                                          Other Citicorp
                                          Subsidiaries and         Consolidating            Citicorp
IN MILLIONS OF DOLLARS                    Eliminations (1)         Adjustments (2)         Consolidated
--------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                       ($ 7,452)               ($ 5,976)               ($ 5,131)
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM
  INVESTING ACTIVITIES
Securities - available for sale
   Purchases                                  (66,888)                  1,002                 (69,254)
   Proceeds from sales                         37,518                    (783)                 40,876
   Maturities                                  27,913                    (261)                 28,224
Changes in investments
  and advances -intercompany                   10,216                   7,317                     -
Net (increase) decrease in loans              (63,432)                 12,837                 (81,332)
Proceeds from sales of loans                   28,916                  (3,695)                 32,611
Business acquisitions                          (3,634)                    642                  (4,445)
Other investing activities                     (2,937)                    291                  (3,526)
                                             -----------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES         (32,328)                 17,350                 (56,846)
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING
 ACTIVITIES
Net (decrease) increase in deposits            41,889                       2                  41,520
Net change in purchased funds
  and other borrowings - third party            1,012                 (13,468)                  6,492
Net change in purchased funds,
   other borrowings and advances
   - intercompany                              (3,881)                    -                       -
Proceeds from issuance of
  long-term debt - third party                  7,898                 (13,229)                 26,331
Repayment of long-term debt - third party      (1,745)                 11,639                 (16,621)
Proceeds from issuance of
  long-term debt - intercompany                (6,285)                    -                       -
Dividends paid                                    188                   3,076                  (1,254)
Contribution from Citigroup                       -                      (224)                  5,820
                                             -----------------------------------------------------------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                   39,076                 (12,204)                 62,288
--------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND DUE FROM BANKS                        (499)                     31                    (530)
                                             -----------------------------------------------------------
Net (decrease) increase in cash and due
  from banks                                   (1,203)                   (799)                   (219)
Cash and due from banks at
  beginning of year                            10,960                    (604)                 11,877
CASH AND DUE FROM BANKS AT
  END OF YEAR                                $  9,757                ($ 1,403)               $ 11,658
--------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
Cash paid during the year for:
Interest                                     $ 13,726                ($ 4,010)               $ 20,054
Income taxes                                    2,054                    (432)                  4,123
NON-CASH INVESTING ACTIVITIES:
Transfers to repossessed assets                   222                    (457)                    820
NON-CASH FINANCING ACTIVITIES
Dividends                                      (4,000)                    -                     4,000
Contributions from parent company                 -                       -                     4,182
--------------------------------------------------------------------------------------------------------



(1)  Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp Parent Company eliminations and the elimination of ACONA, included in the Associates consolidated column.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                             YEAR ENDED DECEMBER 31, 1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                      Citicorp
                                                      Parent                                                            Associates
IN MILLIONS OF DOLLARS                                Company                   CCC                  ACONA             Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES            $ 3,379                $   938                $ 2,950                $ 5,879
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM
  INVESTING ACTIVITIES
Securities - available for sale
   Purchases                                          (1,422)                  (539)                (2,535)                (2,504)
   Proceeds from sales                                   609                    380                  1,174                  1,091
   Maturities                                            -                        7                    404                    405
Changes in investments
  and advances - intercompany                         (4,518)                   -                    2,798                    -
Net (increase) decrease in loans                         775                 (4,628)                (8,662)                (9,135)
Proceeds from sales of loans                             -                      -                    5,189                  7,286
Business acquisitions                                    -                      -                      -                      -
Other investing activities                               425                     (6)                  (766)                (2,297)
                                                    -------------------------------------------------------------------------------
NET CASH USED IN
  INVESTING ACTIVITIES                                (4,131)                (4,786)                (2,398)                (5,154)
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING
 ACTIVITIES
Net increase (decrease) in deposits                      -                      143                   (1)                    (282)
Net change in purchased funds
  and other borrowings - third party                   5,776                 (2,840)                (4,119)                (1,279)
Net change in purchased funds, other
  borrowings and advances
  - intercompany                                          38                  6,780                  1,636                    -
Proceeds from issuance of
  long-term debt - third party                         1,400                    -                    9,978                  9,898
Repayment of long-term debt - third party             (1,921)                  (550)                (7,841)                (9,016)
Proceeds from issuance of
  long-term debt - intercompany                          -                    1,950                    -                      -
Dividends paid                                        (4,790)                (1,500)                  (508)                  (165)
Contributions from parent company                        326                    121                    449                    -
                                                    -------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                                    829                  4,104                   (406)                  (844)
-----------------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND DUE FROM BANKS                                -                      -                       48                     48
                                                    -------------------------------------------------------------------------------
Net increase (decrease) in cash
  and due from banks                                      77                    256                    194                    (71)
Cash and due from banks at
  beginning of year                                       30                     62                    410                    563
                                                    -------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT
  END OF YEAR                                        $   107                $   318                $   604                $   492
-----------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL [DISCLOSURE OF
  CASH FLOW INFORMATION]
Cash paid during the year for:
Interest                                             $   826                $   851                $ 3,386                $ 3,889
Income taxes                                           1,062                    210                    714                    641
NON-CASH INVESTING ACTIVITIES:
Transfers to repossessed assets                          -                       86                    394                    394
Contribution of Avco Financial
  Services, Inc. assets                                  -                      -                    2,061                    -
Transfer of Avco Financial Services,
  Inc. domestic assets in exchange for
  a reduction of Notes Receivable
  from Related Parties                                   -                      -                    4,267                    -
-----------------------------------------------------------------------------------------------------------------------------------



(1)  Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp Parent Company eliminations and the elimination of ACONA, included in the Associates consolidated column.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    YEAR ENDED DECEMBER 31, 1999
-----------------------------------------------------------------------------------------------------------------
                                                   Other Citicorp
                                                   Subsidiaries and         Consolidating            Citicorp
IN MILLIONS OF DOLLARS                             Eliminations (1)         Adjustments (2)         Consolidated
-----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES            $   3,095                 ($ 2,950)               $  13,291
                                                     ------------------------------------------------------------
CASH [FLOWS FROM
  INVESTING ACTIVITIES]
Securities - available for sale
   Purchases                                           (56,656)                   2,535                  (61,121)
   Proceeds from sales                                  24,090                   (1,174)                  26,170
   Maturities                                           28,733                     (404)                  29,145
Changes in investments
  and advances -intercompany                             4,518                    2,798                      -
Net (increase) decrease in loans                      (111,225)                   8,662                 (124,213)
Proceeds from sales of loans                            87,906                   (5,189)                  95,192
Business acquisitions                                   (6,321)                     -                     (6,321)
Other investing activities                               3,692                      766                    1,814
                                                     ------------------------------------------------------------
NET CASH USED IN
  INVESTING ACTIVITIES                                 (25,263)                   2,398                  (39,334)
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING
 ACTIVITIES
Net increase (decrease) in deposits                     34,435                        1                   34,296
Net change in purchased funds
  and other borrowings - third party                    (3,354)                   4,119                   (1,697)
Net change in purchased funds,
   other borrowings and advances
  - intercompany                                        (6,818)                  (1,636)                     -
Proceeds from issuance of
  long-term debt - third party                           2,504                   (9,978)                  13,802
Repayment of long-term debt                             (1,883)                   7,841                  (13,370)
Proceeds from issuance of
  long-term debt - intercompany                         (1,950)                     -                        -
Dividends paid                                           1,665                      508                   (4,790)
Contributions from parent company                         (121)                    (449)                     326
                                                     ------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                                   24,478                      406                   28,567
-----------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND DUE FROM BANKS                                 (289)                     (48)                    (241)
                                                     ------------------------------------------------------------
Net increase (decrease) in cash
  and due from banks                                     2,021                     (194)                   2,283
Cash and due from banks at
  beginning of year                                      8,939                     (410)                   9,594
CASH AND DUE FROM BANKS AT
  END OF YEAR                                        $  10,960                ($    604)               $  11,877
-----------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
Cash paid during the year for:
Interest                                             $  11,738                ($  3,386)               $  17,304
Income taxes                                             1,279                     (714)                   3,192
NON-CASH INVESTING ACTIVITIES:
Transfers to repossessed assets                            198                     (394)                     678
Contribution of Avco Financial
  Services, Inc. assets                                    -                     (2,061)                     -
Transfer of Avco Financial Services,
  Inc. domestic assets in exchange for
  a reduction of Notes Receivables
  from Related Parties                                     -                     (4,267)                     -
-----------------------------------------------------------------------------------------------------------------



(1)  Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp Parent Company eliminations and the elimination of ACONA, included in the Associates consolidated column.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    YEAR ENDED DECEMBER 31, 1998
-----------------------------------------------------------------------------------------------------------------------------
                                                Citicorp
                                                Parent                                                            Associates
IN MILLIONS OF DOLLARS                          Company                   CCC                  ACONA             Consolidated
-----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                      $    599                $    657                ($   328)               ($ 1,443)
                                            ---------------------------------------------------------------------------------
CASH FLOWS FROM
  INVESTING ACTIVITIES
Securities - available for sale
   Purchases                                    (883)                   (420)                 (2,286)                 (2,212)
   Proceeds from sales                           916                     266                   1,231                   1,081
   Maturities                                    500                       3                     423                     401
Changes in investments
  and advances - intercompany                    486                     -                      (506)                    -
Net (increase) decrease in loans              (1,500)                 (2,754)                 (9,191)                (11,229)
Proceeds from sales of loans                     -                       -                     3,560                   3,560
Business acquisitions                            -                       -                       -                       -
Other investing activities                     1,150                      38                  (1,243)                 (3,038)
                                             --------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                           669                  (2,867)                 (8,012)                (11,437)
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING
 ACTIVITIES
Net increase in deposits                         -                       265                     -                        18
Net change in purchased funds
  and other borrowings - third party          (1,870)                 (1,500)                    576                   3,966
Net change in purchased funds,
  other borrowings, and advances
  - intercompany                                   7                   3,504                     111                     -
Proceeds from issuance of
  long-term debt                               2,219                     300                  12,834                  13,266
Repayment of long-term debt                   (1,443)                   (350)                 (4,945)                 (5,049)
Dividends paid                                (1,026)                    (16)                   (230)                   (142)
Contributions from parent company              1,864                      51                     186                     -
Proceeds from issuance of junior
  subordinated debentures
  held by trust                                  232                     -                       -                       -
Redemption of preferred stock                 (1,040)                    -                       -                       -
Proceeds from issuance of
  common stock                                   243                     -                       -                     1,267
Treasury stock repurchases                      (483)                    -                       -                       (17)
                                             --------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                        (1,297)                  2,254                   8,532                  13,309
-----------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND DUE FROM BANKS                        -                       -                       (22)                    (22)
                                             --------------------------------------------------------------------------------
Net (decrease) increase in cash
  and due from banks                             (29)                     44                     170                     407
Cash and due from banks at
  beginning of year                               59                      18                     240                     156
CASH AND DUE FROM BANKS AT
  END OF YEAR                               $     30                $     62                $    410                $    563
-----------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
Cash paid during the year for:
Interest                                    $    951                $    667                $  3,056                $  3,209
Income taxes                                     837                     124                     552                     585
NON-CASH INVESTING ACTIVITIES:
Transfers to repossessed assets                  -                        85                     338                     338
Contribution of contributed entities
  acquired during 1998                           -                       -                     1,017                     -
NON-CASH FINANCING ACTIVITIES:
  Contributions from parent company              648                     -                       -                       -
-----------------------------------------------------------------------------------------------------------------------------



(1)  Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp Parent Company eliminations and the elimination of ACONA, included in the Associates consolidated column.




                                                       YEAR ENDED DECEMBER 31, 1998
-----------------------------------------------------------------------------------------------------------------
                                                   Other Citicorp
                                                   Subsidiaries and         Consolidating            Citicorp
IN MILLIONS OF DOLLARS                             Eliminations (1)         Adjustments (2)         Consolidated
-----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                             $   4,986                 $    328                $  4,799
                                                   --------------------------------------------------------------
CASH FLOWS FROM
  INVESTING ACTIVITIES
Securities - available for sale
   Purchases                                         (57,834)                   2,286                  (61,349)
   Proceeds from sales                                22,388                   (1,231)                  24,651
   Maturities                                         28,477                     (423)                  29,381
Changes in investments
  and advances - intercompany                           (486)                     506                      -
Net (increase) decrease in loans                    (163,251)                   9,191                 (178,734)
Proceeds from sales of loans                         146,462                   (3,560)                 150,022
Business acquisitions                                 (6,582)                     -                     (6,582)
Other investing activities                             5,565                    1,243                    3,715
                                                   --------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                               (25,261)                   8,012                  (38,896)
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING
 ACTIVITIES
Net increase in deposits                              26,749                      -                     27,032
Net change in purchased funds
  and other borrowings -third party                   (1,217)                    (576)                    (621)
Net change in purchased funds,
  other borrowings and advances
  - intercompany                                      (3,511)                    (111)                     -
Proceeds from issuance of
  long-term debt                                       5,169                  (12,834)                  20,954
Repayment of long-term debt                           (5,158)                   4,945                  (12,000)
Dividends paid                                           158                      230                   (1,026)
Contributions from parent company                        (51)                    (186)                   1,864
Proceeds from issuance of junior
  subordinated debentures
  held by trust                                         (232)                     -                        -
Redemption of preferred stock                            -                        -                     (1,040)
Proceeds from issuance of
  common stock                                        (1,267)                     -                        243
Treasury stock repurchases                                17                      -                       (483)
                                                   --------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                                20,657                   (8,532)                  34,923
-----------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND DUE FROM BANKS                                 31                       22                        9
                                                   --------------------------------------------------------------
Net (decrease) increase in cash
  and due from banks                                     413                     (170)                     835
Cash and due from banks at
  beginning of year                                    8,526                     (240)                   8,759
CASH AND DUE FROM BANKS AT
  END OF YEAR                                      $   8,939                ($    410)               $   9,594
-----------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
Cash paid during the year for:
Interest                                           $  12,840                ($  3,056)               $  17,667
Income taxes                                             988                     (552)                   2,534
NON-CASH INVESTING ACTIVITIES:
Transfers to repossessed assets                          265                     (338)                     688
Contribution of contributed entities
  acquired during 1998                                   -                     (1,017)                     -
NON-CASH FINANCING ACTIVITIES:
  Contributions from parent company                      -                        -                        648
-----------------------------------------------------------------------------------------------------------------


(1)  Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp Parent Company eliminations and the elimination of ACONA, included in the Associates consolidated column.

Citicorp Parent Company is a legal entity separate and distinct from Citibank, N.A. and its other subsidiaries and affiliates. There are various legal limitations on the extent to which Citicorp's banking subsidiaries may extend credit, pay dividends or otherwise supply funds to Citicorp. The approval of the Office of the Comptroller of the Currency is required if total dividends declared by a national bank in any calendar year exceed net profits (as defined) for that year combined with its retained net profits for the preceding two years. In addition, dividends for such a bank may not be paid in excess of the bank's undivided profits. State-chartered bank subsidiaries are subject to dividend limitations imposed by applicable state law. Citicorp's national and state-chartered bank subsidiaries can declare dividends to their respective parent companies in 2001, without regulatory approval, of approximately $7.2 billion, adjusted by the effect of their net income (loss) for 2001 up to the date of any such dividend declaration. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that its bank subsidiaries can distribute dividends to Citicorp of approximately $6.4 billion of the available $7.2 billion, adjusted by the effect of their net income (loss) up to the date of any such dividend declaration.

Citicorp also receives dividends from its nonbank subsidiaries. These nonbank subsidiaries are generally not subject to regulatory restrictions on their payment of dividends except that the approval of the Office of Thrift Supervision may be required if total dividends declared by a savings association in any calendar year exceed amounts specified by that agency's regulations.

24.   CONTINGENCIES

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

25.  STOCKHOLDER'S EQUITY OF CITIBANK, N.A.

CHANGES IN STOCKHOLDER'S EQUITY

IN MILLIONS OF DOLLARS                                    2000        1999        1998
-------------------------------------------------------------------------------------------
BALANCE AT BEGINNING OF YEAR                            $21,562     $19,732     $16,998
Net income                                                4,923       3,079       1,700
Dividends                                                  (590)     (1,875)       (500)
Contributions from parent                                 1,065          89       1,744
Change in net unrealized gains (losses) on securities       (46)        229        (458)
available for sale
Foreign currency translation                               (161)        (47)         40
Other                                                       458         355         208
                                                       ------------------------------------

BALANCE AT END OF YEAR                                  $27,211     $21,562     $19,732
-------------------------------------------------------------------------------------------



Citibank's net income for 2000 and 1999 of $4.9 billion and $3.1 billion includes after-tax restructuring-related items of $71 million ($113 million pretax) and $89 million ($143 million pretax), respectively. Net income in 1998 of $1.7 billion includes an after-tax restructuring charge of $504 million ($802 million pretax). See Note 13 for further discussions.

Authorized capital stock of Citibank was 40 million shares at December 31, 2000, 1999, and 1998.

The Parent Company is a legal entity separate and distinct from Citibank, N.A. and its other subsidiaries and affiliates. There are various legal limitations on the extent to which Citicorp's banking subsidiaries may extend credit, pay dividends or otherwise supply funds to Citicorp. The approval of the Office of the Comptroller of the Currency is required if total dividends declared by a national bank in any calendar year exceed net profits (as defined) for that year combined with its retained net profits for the preceding two years. In addition, dividends for such a bank may not be paid in excess of the bank's undivided profits. State-chartered bank subsidiaries are subject to dividend limitations imposed by applicable state law. Citicorp's national and state-chartered bank subsidiaries can declare dividends to their respective parent companies in 2001, without regulatory approval, of approximately $7.2 billion, adjusted by the effect of their net income (loss) for 2001 up to the date of any such dividend declaration. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that its bank subsidiaries can distribute dividends to Citicorp of approximately $6.4 billion of the available $7.2 billion, adjusted by the effect of their net income (loss) up to the date of any such dividend declaration.

Citicorp also receives dividends from its nonbank subsidiaries. These nonbank subsidiaries are generally not subject to regulatory restrictions on their payment of dividends except that the approval of the Office of Thrift Supervision may be required if total dividends declared by a savings association in any calendar year exceed amounts specified by that agency's regulations. See
Note 23 for Citicorp Parent Company Condensed Financal Statements.

26.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

IN MILLIONS OF DOLLARS                                    2000                        1999
----------------------------------------------------------------------------------------------------------------
                                  FOURTH     THIRD    SECOND      FIRST    Fourth     Third    Second     First
                                  ------------------------------------------------------------------------------
Net interest revenue              $5,926    $5,561    $5,402    $5,275     $5,326    $5,159    $5,098    $5,142
Fees, commissions, and other
revenue                            5,014     4,944     4,765     5,571      4,111     4,040     4,003     3,754
                                  ------------------------------------------------------------------------------
TOTAL REVENUES (2)                10,940    10,505    10,167    10,846      9,437     9,199     9,101     8,896
Provision for credit losses (2)    1,507     1,221     1,302     1,309      1,197     1,081     1,242     1,240
Operating expense (1) (2)          6,953     5,863     5,669     5,758      5,517     5,295     5,298     5,267
                                  ------------------------------------------------------------------------------
INCOME BEFORE TAXES                2,480     3,421     3,196     3,779      2,723     2,823     2,561     2,389
Income taxes                         947     1,256     1,195     1,368      1,003     1,059       964       899
                                  ------------------------------------------------------------------------------
NET INCOME                        $1,533    $2,165    $2,001    $2,411     $1,720    $1,764    $1,597    $1,490
----------------------------------------------------------------------------------------------------------------



(1) The fourth, third, and second quarters of 2000 include $379 million after-tax ($535 million pretax), $15 million after-tax ($24 million pretax), and $11 million after-tax ($17 million pretax), respectively, of restructuring charges, and in the 2000 fourth and third quarters, include $100 million after-tax ($124 million pretax) and $22 million after-tax ($34 million pretax), respectively, of merger-related costs. The fourth, third, and first quarters of 1999 include $51 million after-tax ($82 million pretax), $31 million after-tax ($49 million pretax), and $22 million after-tax ($35 million pretax), respectively, of restructuring charges. The fourth and second quarters of 2000 include credits for reductions of prior charges of $13 million after-tax ($22 million pretax) and $27 million after-tax ($42 million pretax), respectively. The fourth and third quarters of 1999 include credits for reductions of prior charges of $75 million after-tax ($120 million pretax) and $23 million after-tax ($37 million pretax), respectively. The 2000 fourth, third, second, and first quarters also include $4 million after-tax ($7 million pretax), $8 million after-tax ($12 million pretax), $19 million after-tax ($29 million pretax), and $12 million after-tax ($20 million pretax), respectively, of accelerated depreciation. The 1999 fourth, third, second and first quarters also include $8 million after-tax ($13 million pretax), $25 million after-tax ($41 million pretax), $29 million after-tax ($47 million pretax), and $50 million after-tax ($79 million pretax), respectively, of accelerated depreciation.

(2) The first quarter of 2000 includes a $71 million after-tax ($112 million pretax) charge related to the discontinuation of Associates Housing Finance loan originations. The charge includes exit costs of $16 million after-tax ($25 million pretax), a securitization retained interest writedown of $30 million after-tax ($47 million pretax), and a provision for increased losses of $25 million after-tax ($40 million pretax).
--------------------------------------------------------------------------------

FINANCIAL DATA SUPPLEMENT                              Citicorp and Subsidiaries
AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS (1)(2)(3)
                                                         INTEREST
                                                       AVERAGE VOLUME                      INTEREST REVENUE/EXPENSE
                                          ------------------------------------------------------------------------------------------
IN MILLIONS OF DOLLARS                        2000          1999          1998          2000           1999         1998
------------------------------------------------------------------------------------------------------------------------------------
LOANS  (NET OF UNEARNED income) (4)
Consumer loans
  In U.S. offices                         $ 134,624      $ 113,773     $ 102,959       $15,797       $13,321     $  12,480
  In offices outside the U.S.(5)             75,200         68,984        57,706         9,708         8,984         7,874
                                          --------------------------------------------------------------------------------
   Total consumer loans                     209,824        182,757       160,665        25,505        22,305        20,354
                                          --------------------------------------------------------------------------------
Commercial loans
  In U.S. offices
   Commercial and industrial                 34,334         28,553        23,509         2,779         2,383         2,195
   Lease financing                           11,792          8,758         8,120         1,045           682           652
   Mortgage and real estate                     955          3,649         5,432            80           427           484
  In offices outside the U.S.(5)             79,852         73,565        65,762         7,821         6,980         7,080
                                          --------------------------------------------------------------------------------
   Total commercial loans                   126,933        114,525       102,823        11,725        10,472        10,411
                                          --------------------------------------------------------------------------------
   Total loans                              336,757        297,282       263,488        37,230        32,777        30,765
                                          --------------------------------------------------------------------------------
FEDERAL FUNDS SOLD AND
  RESALE AGREEMENTS
  In U.S. offices                             2,853          3,329         6,929           174           137           284
  In offices outside the U.S.(5)              2,767          3,062         5,415           232           265           454
                                          --------------------------------------------------------------------------------
   Total                                      5,620          6,391        12,344           406           402           738
                                          --------------------------------------------------------------------------------

SECURITIES, AT FAIR VALUE
  In U.S. offices
   Taxable                                   21,992         18,843        14,359         1,036           829           505
   Exempt from U.S. income tax                5,040          3,809         3,109           273           206           192
  In offices outside the U.S.(5)             29,623         28,262        24,894         2,169         2,907         2,447
                                          --------------------------------------------------------------------------------
   Total                                     56,655         50,914        42,362         3,478         3,942         3,144
                                          --------------------------------------------------------------------------------

TRADING ACCOUNT ASSETS (6)
  In U.S. offices                             4,101          2,583         4,801           247           133           298
  In offices outside the U.S.(5)             10,241          6,738         9,614           744           559           764
                                          --------------------------------------------------------------------------------
   Total                                     14,342          9,321        14,415           991           692         1,062
                                          --------------------------------------------------------------------------------

LOANS HELD FOR SALE, IN U.S.                  8,665          6,098         5,190           912           586           556
OFFICES
DEPOSITS AT INTEREST WITH
BANKS (5)                                    13,225         12,381        14,614         1,251         1,002         1,070
                                          --------------------------------------------------------------------------------

Total interest-earning assets               435,264        382,387       352,413       $44,268       $39,401       $37,335
                                                                                       ---------------------------------------------
Non-interest-earning assets (6)              68,205         61,178        55,860
                                           -------------------------------------
TOTAL ASSETS                               $503,469       $443,565       408,273
-------------------------------------------=========================================================================================
DEPOSITS
  In U.S. offices
   Savings deposits (7)                    $ 36,252        $33,422       $31,315       $ 1,206       $   928       $   926     $
   Other time deposits                       16,878         12,428        11,758         1,007           461           540
  In offices outside the U.S.               194,629        167,368       147,340        11,110         9,422        10,094
                                          --------------------------------------------------------------------------------
   Total                                    247,759        213,218       190,413        13,323        10,811        11,560
                                          --------------------------------------------------------------------------------
TRADING ACCOUNT LIABILITIES (6)
  In U.S. offices                             1,863          1,695         3,129            39            57           157
  In offices outside the U.S. (5)             1,736            348         1,840            17            31           112

                                          --------------------------------------------------------------------------------
   Total                                      3,599          2,043         4,969            56            88           269
                                          --------------------------------------------------------------------------------

PURCHASED FUNDS AND OTHER
  BORROWINGS
  In U.S. offices                            49,226         39,218        38,983         2,514         1,741         1,905
  In offices outside the U.S. (5)            11,389         11,540        11,102         1,473         1,571         1,413

                                          --------------------------------------------------------------------------------
   Total                                     60,615         50,758        50,085         3,987         3,312         3,318
                                          --------------------------------------------------------------------------------

LONG-TERM DEBT
  In U.S. offices                            60,505         57,998        51,209         4,017         3,591         3,231
  In offices outside the U.S. (5)            10,380          9,547         6,708           662           804           490

                                          --------------------------------------------------------------------------------
   Total                                     70,885         67,545        57,917         4,679         4,395         3,721
                                          --------------------------------------------------------------------------------
Total interest-bearing
  liabilities                              $382,858       $333,564       303,384       $22,045       $18,606       $18,868

Demand deposits in U.S. offices               9,998         10,761        10,747       -----------------------------------
Other non-interest-bearing
liabilities(6)                               70,858         64,903        64,181
Total  stockholder's  equity                 39,755         34,337        29,961
TOTAL  LIABILITIES  AND                   ---------------------------------------
STOCKHOLDER'S  EQUITY                      $503,469       $443,565      $408,273
                                          ---------------------------------------
NET  INTEREST  REVENUE  AS  A
PERCENTAGE  OF  AVERAGE
INTEREST-EARNING  ASSETS
In  U.S.  offices(8)                       $224,376       $189,373      $174,496       $11,471       $10,910     $   10,101
In  offices  outside
  the U.S.(8)                               210,888        193,014       177,917        10,752         9,885          8,366

TOTAL                                      $435,264       $382,387      $352,413       $22,223       $20,795     $  18,467



                                                     % AVERAGE RATE
                                          ---------------------------------------
IN MILLIONS OF DOLLARS                        2000          1999          1998
---------------------------------------------------------------------------------
LOANS  (NET OF UNEARNED income) (4)
Consumer loans
  In U.S. offices                             11.73         11.71          12.12
  In offices outside the U.S.(5)              12.91         13.02          13.65

   Total consumer loans                       12.16         12.20          12.67

Commercial loans
  In U.S. offices
   Commercial and industrial                   8.09          8.35           9.34
   Lease financing                             8.86          7.79           8.03
   Mortgage and real estate                    8.38         11.70           8.91
  In offices outside the U.S.(5)               9.79          9.49          10.77

   Total commercial loans                      9.24          9.14          10.13

   Total loans                                11.06         11.03          11.68

FEDERAL FUNDS SOLD AND
  RESALE AGREEMENTS
  In U.S. offices                              6.10          4.12           4.10
  In offices outside the U.S.(5)               8.38          8.65           8.38

   Total                                       7.22          6.29           5.98


SECURITIES, AT FAIR VALUE
  In U.S. offices
   Taxable                                     4.71          4.40           3.52
   Exempt from U.S. income tax                 5.42          5.41           6.18
  In offices outside the U.S.(5)               7.32         10.29           9.83

   Total                                       6.14          7.74           7.42


TRADING ACCOUNT ASSETS (6)
  In U.S. offices                              6.02          5.15           6.21
  In offices outside the U.S.(5)               7.26          8.30           7.95

   Total                                       6.91          7.42           7.37


LOANS HELD FOR SALE, IN U.S.                  10.53          9.61          10.71
OFFICES
DEPOSITS AT INTEREST WITH
BANKS (5)                                      9.46          8.09           7.32


Total interest-earning assets                 10.17         10.30          10.59
                                          --------------------------------------
Non-interest-earning assets (6)

TOTAL ASSETS
------------------------------------------======================================
DEPOSITS
  In U.S. offices
   Savings deposits (7)                        3.33          2.78           2.96
   Other time deposits                         5.97          3.71           4.59
  In offices outside the U.S.(5)               5.71          5.63           6.85

   Total                                       5.38          5.07           6.07

TRADING ACCOUNT LIABILITIES (6)
  In U.S. offices                              2.09          3.36           5.02
  In offices outside the U.S. (5)              0.98          8.91           6.09


   Total                                       1.56          4.31           5.41


PURCHASED FUNDS AND OTHER
  BORROWINGS
  In U.S. offices                              5.11          4.44           4.89
  In offices outside the U.S. (5)             12.93         13.61          12.73


   Total                                       6.58          6.53           6.62


LONG-TERM DEBT
  In U.S. offices                              6.64          6.19           6.31
  In offices outside the U.S. (5)              6.38          8.42           7.30


   Total                                       6.60          6.51           6.42

Total interest-bearing
  liabilities                                  5.76          5.58           6.22

Demand deposits in U.S. offices
Other non-interest-bearing
liabilities(6)
Total  stockholder's  equity
TOTAL  LIABILITIES  AND
STOCKHOLDER'S  EQUITY

NET  INTEREST  REVENUE  AS  A
PERCENTAGE  OF  AVERAGE
INTEREST-EARNING  ASSETS
In  U.S.  offices(8)                           5.11          5.76           5.79
In  offices  outside
  the U.S.(8)                                  5.10          5.12           4.70

TOTAL                                          5.11          5.44           5.24



--------------------------------------------------------------------------------

(1) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.
(2) Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 18 of Notes to Consolidated Financial Statements.
(3) Monthly or quarterly averages have been used by certain subsidiaries, where daily averages are unavailable.
(4)   Includes cash-basis loans.
(5) Average rates reflect prevailing local interest rates including inflationary effects and monetary correction in certain countries.
(6) The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest-earning assets and other non-interest-bearing liabilities.
(7) Savings deposits consist of Insured Money Market Rate accounts, NOW accounts, and other savings deposits.
(8) Includes allocations for capital and funding costs based on the location of the asset.
--------------------------------------------------------------------------------

ANALYSIS OF CHANGES IN NET INTEREST REVENUE


                                         2000 VS. 1999                1999 vs. 1998
-------------------------------------------------------------------------------------------
                                       INCREASE                     Increase
                                      (DECREASE)                   (Decrease)
                                  DUE TO CHANGE IN:            Due to Change In:
                                  -------------------          -------------------
IN MILLIONS OF DOLLARS ON A       AVERAGE   AVERAGE     NET    Average   Average    Net
  TAXABLE EQUIVALENT BASIS  (1)    VOLUME    RATE    CHANGE(2)  Volume    Rate    Change(2)
-------------------------------------------------------------------------------------------
LOANS  --  CONSUMER
In U.S. offices                    $2,447  $    29    $2,476    $1,277  ($  436)  $   841
In offices outside the U.S. (3)       803      (79)      724     1,482     (372)    1,110
                                  ---------------------------------------------------------
  TOTAL                             3,250      (50)    3,200     2,759     (808)    1,951
                                  ---------------------------------------------------------
LOANS  --  COMMERCIAL
In U.S. offices                       510      (98)      412       338     (177)      161
In offices outside the U.S. (3)       611      230       841       791     (891)     (100)
                                  ---------------------------------------------------------
  TOTAL                             1,121      132     1,253     1,129   (1,068)       61
                                  ---------------------------------------------------------
  TOTAL LOANS                       4,371       82     4,453     3,888   (1,876)    2,012
                                  ---------------------------------------------------------
FEDERAL FUNDS SOLD
  AND RESALE AGREEMENTS
In U.S. offices                       (22)      59        37      (148)       1      (147)
In offices outside the U.S. (3)       (25)      (8)      (33)     (203)      14      (189)
                                  ---------------------------------------------------------
  TOTAL                               (47)      51         4      (351)      15      (336)
                                  ---------------------------------------------------------
SECURITIES, AT FAIR VALUE
In U.S. offices                       209       65       274       227      111       338
In offices outside the U.S. (3)       134     (872)     (738)      343      117       460
                                  ---------------------------------------------------------
  TOTAL                               343     (807)     (464)      570      228       798
                                  ---------------------------------------------------------
TRADING ACCOUNT ASSETS
In U.S. offices                        88       26       114      (121)     (44)     (165)
In offices outside the U.S. (3)       262      (77)      185      (237)      32      (205)
                                  ---------------------------------------------------------
  TOTAL                               350      (51)      299      (358)     (12)     (370)
                                  ---------------------------------------------------------
LOANS HELD FOR SALE,
  in U.S. offices                     266       60       326        91      (61)       30
DEPOSITS AT INTEREST WITH BANKS(3)     72      177       249      (174)     106       (68)
                                  ---------------------------------------------------------
TOTAL INTEREST REVENUE              5,355     (488)    4,867     3,666   (1,600)    2,066
-------------------------------------------------------------------------------------------
DEPOSITS
In U.S. offices                       245      579       824        91     (168)      (77)
In offices outside the U.S.(3)      1,555      133     1,688     1,266   (1,938)     (672)
                                  ---------------------------------------------------------
  TOTAL                             1,800      712     2,512     1,357   (2,106)     (749)
                                  ---------------------------------------------------------
TRADING ACCOUNT LIABILITIES
In U.S. offices                         5      (23)      (18)      (58)     (42)     (100)
In offices outside the U.S.(3)         34      (48)      (14)     (118)      37       (81)
                                  ---------------------------------------------------------
  TOTAL                                39      (71)      (32)     (176)      (5)     (181)
                                  ---------------------------------------------------------
PURCHASED FUNDS AND
  OTHER BORROWINGS
In U.S. offices                       486      287       773        11     (175)     (164)
In offices outside the U.S.(3)        (20)     (78)      (98)       58      100       158
                                  ---------------------------------------------------------
  TOTAL                               466      209       675        69      (75)       (6)
                                  ---------------------------------------------------------
LONG-TERM DEBT
In U.S. offices                       159      267       426       421      (61)      360
In offices outside the U.S.(3)         66     (208)     (142)      231       83       314
                                  ---------------------------------------------------------
  TOTAL                               225       59       284       652       22       674
                                  ---------------------------------------------------------
TOTAL INTEREST EXPENSE              2,530      909     3,439     1,902   (2,164)     (262)
-------------------------------------------------------------------------------------------
NET INTEREST REVENUE               $2,825  ($1,397)   $1,428    $1,764  $   564    $2,328
----------------------------------=========================================================

(1) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.

(2) Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3) Changes in average rates reflect changes in prevailing local interest rates including inflationary effects and monetary correction in certain countries.

LOANS OUTSTANDING


IN MILLIONS OF DOLLARS AT YEAR-END      2000       1999       1998       1997      1996
-------------------------------------------------------------------------------------------
CONSUMER LOANS
In U.S. offices
  Mortgage and real estate           $ 73,166   $  59,376  $  51,381  $  46,465  $  43,357
  Installment, revolving credit,
  and other                            78,017      63,374     60,564     57,340     53,833
                                     ------------------------------------------------------
                                      151,183     122,750    111,945    103,805     97,190
                                     ------------------------------------------------------
In offices outside the U.S.
  Mortgage and real estate             24,988     24,808     21,578     19,140     19,729
  Installment, revolving credit,
  and other                            55,515     50,293     42,375     34,989     36,034
  Lease financing                         427        475        484        544        754
                                     ------------------------------------------------------
                                       80,930     75,576     64,437     54,673     56,517
                                     ------------------------------------------------------
                                      232,113    198,326    176,382    158,478    153,707
Unearned income                        (3,234)    (3,757)    (3,377)    (3,432)    (3,504)
                                     ------------------------------------------------------
CONSUMER LOANS  --  NET               228,879    194,569    173,005    155,046    150,203
-------------------------------------------------------------------------------------------
COMMERCIAL LOANS
In U.S. offices
  Commercial and industrial            39,188     34,151     27,682     23,597     20,762
  Lease financing                      14,864     10,281      9,477      8,690      7,474
  Mortgage and real estate              1,017      2,690      5,821      4,104      4,437
                                     ------------------------------------------------------
                                       55,069     47,122     42,980     36,391     32,673
                                     ------------------------------------------------------
In offices outside the U.S.
  Commercial and industrial            69,111     61,992     56,761     48,284     37,581
  Mortgage and real estate              1,720      1,728      1,792      1,651      1,815
  Loans to financial institutions       9,630      7,692      8,008      6,480      4,837
  Lease financing                       3,689      2,459      1,760      1,439      1,429
  Governments and official
  institutions                          1,952      3,250      2,132      2,376      2,252
                                     ------------------------------------------------------
                                       86,102     77,121     70,453     60,230     47,914
                                     ------------------------------------------------------
                                      141,171    124,243    113,433     96,621     80,587
Unearned income                        (3,462)    (2,664)    (2,439)    (2,186)    (2,030)
                                     ------------------------------------------------------
COMMERCIAL LOANS  --  NET             137,709    121,579    110,994     94,435     78,557
-------------------------------------------------------------------------------------------
TOTAL LOANS  --  NET OF UNEARNED
INCOME                                366,588    316,148    283,999    249,481    228,760
Allowance for credit losses            (8,961)    (8,853)    (8,596)    (8,087)    (7,306)
                                     ------------------------------------------------------
TOTAL LOANS--NET OF UNEARNED INCOME
   AND ALLOWANCE FOR CREDIT LOSSES   $357,627   $307,295   $275,403   $241,394   $221,454
-------------------------------------======================================================


LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES


                                                 DUE   OVER 1 BUT
                                               WITHIN    WITHIN 5      OVER
IN MILLIONS OF DOLLARS AT YEAR-END             1 YEAR     YEARS      5 YEARS     TOTAL
-------------------------------------------------------------------------------------------
MATURITIES OF THE GROSS COMMERCIAL LOAN
PORTFOLIO
In U.S. offices
  Commercial and industrial loans               $14,043    $22,322    $ 2,823   $ 39,188
  Lease financing                                 2,808      9,602      2,454     14,864
  Mortgage and real estate                          287        530        200      1,017
In offices outside the U.S.                      59,474     21,670      4,958     86,102
                                                -------------------------------------------
TOTAL                                           $76,612    $54,124    $10,435    $141,171
------------------------------------------------===========================================
SENSITIVITY OF LOANS DUE AFTER ONE YEAR
  TO CHANGES IN INTEREST RATES (1)
  Loans at predetermined interest rates                    $27,062    $ 3,737
  Loans at floating or adjustable interest
  rates                                                     27,062      6,698
                                                           ------------------
TOTAL                                                      $54,124    $10,435
------------------------------------------------===========================================

(1) Based on contractual terms. Repricing characteristics may effectively be modified from time to time using derivative contracts. See Notes 18 and 21 of Notes to Consolidated Financial Statements.

CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS


IN MILLIONS OF DOLLARS AT YEAR-END      2000       1999       1998       1997      1996
-------------------------------------------------------------------------------------------
COMMERCIAL CASH-BASIS LOANS
Collateral dependent (at lower of
  cost or collateral value)(1)        $   510    $   478    $   397    $   441    $   425
Other                                   1,580      1,162      1,201        806        642
                                     ------------------------------------------------------
TOTAL                                  $2,090     $1,640     $1,598     $1,247     $1,067
-------------------------------------======================================================
COMMERCIAL CASH-BASIS LOANS
In U.S. offices                       $   840    $   468    $   452    $   469    $   450
In offices outside the U.S.             1,250      1,172      1,146        778        617
                                     ------------------------------------------------------
TOTAL                                  $2,090     $1,640     $1,598     $1,247     $1,067
-------------------------------------======================================================
COMMERCIAL RENEGOTIATED LOANS
In U.S. offices                       $   212    $   311    $   812    $   599    $   684
In offices outside the U.S.               131        122        104         81         97
                                     ------------------------------------------------------
TOTAL                                 $   343    $   433    $   916    $   680    $   781
-------------------------------------======================================================
CONSUMER LOANS ON WHICH
  ACCRUAL OF INTEREST HAD BEEN
SUSPENDED
In U.S. offices                        $1,797     $1,696     $1,751     $1,679     $1,779
In offices outside the U.S.             1,607      1,821      1,664      1,063      1,118
                                     ------------------------------------------------------
TOTAL                                  $3,404     $3,517     $3,415     $2,742     $2,897
-------------------------------------======================================================
ACCRUING LOANS 90 OR MORE
  DAYS DELINQUENT (2)
In U.S. offices                        $1,247    $   874    $   833    $   871    $   867
In offices outside the U.S.               385        452        532        467        422
                                     ------------------------------------------------------
TOTAL                                  $1,632     $1,326     $1,365     $1,338     $1,289
-------------------------------------======================================================

(1) A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.
(2) Substantially all consumer loans, of which $503 million, $379 million, $267 million, $240 million, and $239 million are government-guaranteed student loans at December 31, 2000, 1999, 1998, 1997, and 1996, respectively.

OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS


IN MILLIONS OF DOLLARS AT YEAR-END      2000       1999       1998       1997      1996
-------------------------------------------------------------------------------------------
OTHER REAL ESTATE OWNED
Consumer (1)                           $366       $332       $358       $356     $   520
Commercial (1)                          214        225        288        487        641
Corporate/Other                           -          6          -          -          -
                                     ------------------------------------------------------
TOTAL OTHER REAL ESTATE OWNED          $580       $563       $646       $843     $1,161
-------------------------------------======================================================
OTHER REPOSSESSED ASSETS (2)           $192       $139       $103        $74        $67
-------------------------------------======================================================

(1) Represents repossessed real estate, carried at lower of cost or fair value, less costs to sell.
(2) Primarily commercial transportation equipment and manufactured housing, carried at lower of cost or fair value, less costs to sell.

FOREGONE INTEREST REVENUE ON LOANS(1)


                                                               IN U.S.    IN NON-U.S.  2000
IN MILLIONS OF DOLLARS                                         OFFICES     OFFICES    TOTAL
-------------------------------------------------------------------------------------------
Interest revenue that would have been accrued at original
contractual rates(2)                                              $235      $409      $644
Amount recognized as interest revenue(2)                           113       134       247
                                                             ------------------------------
FOREGONE INTEREST REVENUE                                         $122      $275      $397
-------------------------------------------------------------==============================

(1) Relates to commercial cash-basis and renegotiated loans and consumer loans on which accrual of interest had been suspended.
(2) Interest revenue in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain countries.

DETAILS OF CREDIT LOSS EXPERIENCE


IN MILLIONS OF DOLLARS                  2000       1999       1998       1997      1996
-------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES
  AT BEGINNING OF YEAR                $8,853     $8,596     $8,087     $7,306     $6,830
                                     ------------------------------------------------------
PROVISION FOR CREDIT LOSSES
Consumer                               4,345      4,169      3,753      3,523      3,213
Commercial                               994        591        508         72        108
                                     ------------------------------------------------------
                                       5,339      4,760      4,261      3,595      3,321
                                     ------------------------------------------------------
GROSS CREDIT LOSSES
CONSUMER(1)
In U.S. offices                        3,413      3,063      3,057      3,011      2,444
In offices outside the U.S.            1,939      1,799      1,235        989        963
COMMERCIAL
Mortgage and real estate
  In U.S. offices                         10         59         40         33         50
  In offices outside the U.S.             22         11         58         47         32
Governments and official
  institutions in offices outside
  the U.S.                                 -          -          3          -          -
Loans to financial institutions in
  offices outside the U.S.                 -         11         97          7         12
Commercial and industrial
  In U.S. offices                        563        186        125         70        101
  In offices outside the U.S.            311        479        348        112        161
                                     ------------------------------------------------------
                                       6,258      5,608      4,963      4,269      3,763
                                     ------------------------------------------------------
CREDIT RECOVERIES
CONSUMER(1)
In U.S. offices                          526        413        427        450        373
In offices outside the U.S.              403        356        287        264        233
COMMERCIAL
Mortgage and real estate
  In U.S. offices                          9         36         89         50         92
  In offices outside the U.S.              1          2         10          7          8
Governments and official
  institutions in offices outside
  the U.S.                                 1          -         10         36         81
Loans to financial institutions in
  offices outside the U.S.                 9          5         16         17          1
Commercial and industrial
  In U.S. offices                         45         19         36         72         54
  In offices outside the U.S.             70         94         30         55         44
                                     ------------------------------------------------------
                                       1,064        925        905        951        886
                                     ------------------------------------------------------
NET CREDIT LOSSES
In U.S. offices                        3,406      2,840      2,670      2,542      2,076
In offices outside the U.S.            1,788      1,843      1,388        776        801
                                     ------------------------------------------------------
                                       5,194      4,683      4,058      3,318      2,877
                                     ------------------------------------------------------
Other-net (2)                            (37)       180        306        504         32
                                     ------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES
  AT END OF YEAR                      $8,961     $8,853     $8,596     $8,087     $7,306
-------------------------------------======================================================
Net consumer credit losses            $4,423     $4,093     $3,578     $3,286     $2,801
As a percentage of average
  consumer loans                         2.11%      2.24%      2.23%      2.19%      1.99%
-------------------------------------------------------------------------------------------
Net commercial credit losses         $   771    $   590    $   480    $     32   $     76
As a percentage of average
  commercial loans                       0.61%      0.52%      0.47%      0.04%      0.10%
-------------------------------------======================================================

(1) Consumer credit losses and recoveries primarily relate to revolving credit and installment loans.
(2) In 2000 and 1999, primarily includes the addition of allowance for credit losses related to acquisitions and foreign currency translation effects. In 1998, reflects the addition of $320 million of credit loss reserves related to the acquisition of the Universal Card portfolio. In 1997, $373 million was restored to the allowance for credit losses that had previously been attributed to credit card securitization transactions where the exposure to credit losses was contractually limited to the cash flows from the securitized receivables, $50 million attributable to standby letters of credit and guarantees was reclassified to other liabilities, and $50 million attributable to derivative and foreign exchange contracts was reclassified as a deduction from trading account assets.

AVERAGE DEPOSIT LIABILITIES IN OFFICES OUTSIDE THE U.S. (1)


                                                 2000                     1999                       1998
--------------------------------------------------------------------------------------------------------------
IN MILLIONS OF DOLLARS AT           AVERAGE   % AVERAGE      AVERAGE   % AVERAGE       AVERAGE   % AVERAGE
YEAR-END                            BALANCE  INTEREST RATE   BALANCE  INTEREST RATE    BALANCE  INTEREST RATE
--------------------------------------------------------------------------------------------------------------
Banks(2)                            $ 32,065      6.78       $ 21,993     7.10          $ 18,559     8.46
Other demand deposits                 44,748      3.64         38,867     3.14            33,466     3.49
Other time and savings deposits(2)   130,322      5.61        117,742     5.64           105,357     6.98
                                    --------                 --------                   --------
Total                               $207,135      5.36       $178,602     5.28          $157,382     6.41
------------------------------------==========================================================================

(1) Interest rates and amounts include the effects of risk management activities, and also reflect the impact of the local interest rates prevailing in certain countries. See Note 18 of Notes to Consolidated Financial Statements.
(2) Primarily consists of time certificates of deposit and other time deposits in denominations of $100,000 or more.

MATURITY PROFILE OF TIME DEPOSITS ($100,000 OR MORE) IN U.S. OFFICES


                                                     UNDER  OVER 3 TO  OVER 6 TO    OVER 12
IN MILLIONS OF DOLLARS AT YEAR-END 2000           3 MONTHS   6 MONTHS  12 MONTHS    MONTHS
-------------------------------------------------------------------------------------------
Certificates of deposit                             $7,566     $1,619       $987      $973
Other time deposits                                  3,134        261        165        20
----------------------------------------------------=======================================

PURCHASED FUNDS AND OTHER BORROWINGS(1)


                                       FEDERAL FUNDS
                                         PURCHASED
                                      AND SECURITIES
                                        SOLD UNDER
                                        REPURCHASE                           OTHER FUNDS
                                        AGREEMENTS     COMMERCIAL PAPER      BORROWED (2)
                                  ---------------------------------------------------------
IN MILLIONS OF DOLLARS                2000     1999      2000      1999     2000      1999
-------------------------------------------------------------------------------------------
Amount outstanding at year-end      $7,191   $8,004   $37,656   $31,018  $15,987   $13,327
Average outstanding during
  the year                           7,662    6,734    37,223    31,858   15,730    12,166
Maximum month-end outstanding       12,045    8,465    42,815    36,670   17,951    17,666
-------------------------------------------------------------------------------------------
WEIGHTED-AVERAGE INTEREST RATE
During the year (3)                    6.47%    5.72%     4.98%     4.71%   10.41%    11.75%
At year-end (4)                        6.33     5.57      5.34      5.69     8.40      7.94
-----------------------------------========================================================

(1)   Original maturities of less than one year.
(2) Rates reflect the impact of local interest rates prevailing in countries outside the United States.
(3)   Interest rates include the effects of risk management activities.  See
      Note 18 of Notes to Consolidated Financial Statements.
(4)   Based on contractual rates at year-end.

RATIOS


                                                              2000       1999      1998
-------------------------------------------------------------------------------------------
Net income to average assets                                   1.61%      1.48%      1.04%
Return on average total stockholder's equity                  20.40%     19.14%     14.15%
Total average equity to average assets                         7.90%      7.74%      7.34%
-------------------------------------------------------------------------------------------