Form 10-Q
period 2001-03-31
CITICORP
filed 2001-05-15
CIK 20405

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

/ /               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

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

                            ------------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.     YES   X      NO
                                           -----       ----

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

                                    CITICORP

                                TABLE OF CONTENTS
                                -----------------


                         Part I - Financial Information

Item 1.    Financial Statements:                                                            PAGE NO.
                                                                                            --------

           Consolidated Statements of Income (Unaudited) -
            Three Months Ended March 31, 2001 and 2000                                            27

           Consolidated Balance Sheets -
             March 31, 2001 (Unaudited) and December 31, 2000                                     28

           Consolidated Statements of Changes in Stockholder's Equity
             (Unaudited) - Three Months Ended March 31, 2001 and 2000                             29

           Consolidated Statements of Cash Flows (Unaudited) -
             Three Months Ended March 31, 2001 and 2000                                           30

           Consolidated Balance Sheets of Citibank, N.A. and Subsidiaries -
             March 31, 2001 (Unaudited) and December 31, 2000                                     31

           Notes to Consolidated Financial Statements (Unaudited)                                 32


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                  1-26

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                          21-23
                                                                                               36-37

                                       Part II - Other Information


Item 6.    Exhibits and Reports on Form 8-K                                                       47

Signatures                                                                                        48

Exhibit Index                                                                                     49


CITICORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ACQUISITION OF ASSOCIATES

On November 30, 2000, Citigroup Inc. (Citicorp's ultimate parent) completed its acquisition of Associates First Capital Corporation (Associates). Subsequent to the acquisition, Associates was contributed to and became a wholly-owned subsidiary of Citicorp. In connection with the 2001 integration of Associates' businesses into existing Citicorp businesses, Citicorp changed its operating segments presentation to include the various Associates businesses within the other existing operating segments of Citicorp.

BUSINESS FOCUS

The table below shows the core income (loss) for each of Citicorp's businesses:


                                                                                            FIRST QUARTER
                                                                                  -----------------------------------
IN MILLIONS OF DOLLARS                                                                  2001            2000 (1)
---------------------------------------------------------------------------------------------------------------------
GLOBAL CONSUMER
Citibanking North America                                                             $   164           $   132
Mortgage Banking                                                                           77                66
North America Cards                                                                       469               382
CitiFinancial                                                                             212               179
                                                                                  -----------------------------------
   Total North America                                                                    922               759
                                                                                  -----------------------------------

Western Europe                                                                            111                97
Japan                                                                                     204               155

   Asia                                                                                   149               141
   Latin America                                                                           32                66
   Central & Eastern Europe, Middle East and Africa                                        19                15
                                                                                  -----------------------------------
     Total Emerging Markets Consumer Banking                                              200               222
                                                                                  -----------------------------------

     Total International                                                                  515               474
                                                                                  -----------------------------------
e-Consumer                                                                                (39)              (68)
Other                                                                                     (64)              (32)
                                                                                  -----------------------------------
TOTAL GLOBAL CONSUMER                                                                   1,334             1,133
                                                                                  -----------------------------------

GLOBAL CORPORATE
Corporate and Investment Bank                                                             309               320
Emerging Markets Corporate Banking and Global Transaction Services                        454               361
                                                                                  -----------------------------------

TOTAL GLOBAL CORPORATE                                                                    763               681
                                                                                  -----------------------------------

GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING
Citibank Asset Management                                                                  12                 3
The Citigroup Private Bank                                                                 97                80
                                                                                  -----------------------------------
TOTAL GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING                                    109                83
                                                                                  -----------------------------------

INVESTMENT ACTIVITIES                                                                     (50)              767

CORPORATE/OTHER                                                                            13              (170)
                                                                                  -----------------------------------

CORE INCOME                                                                             2,169             2,494
                                                                                  -----------------------------------
Restructuring-related items, after-tax (2)                                                (39)              (12)
Housing Finance unit charge, after-tax (3)                                                  -               (71)
Cumulative effect of accounting change (4)                                                (33)                -
                                                                                  -----------------------------------
NET INCOME                                                                             $2,097            $2,411
=====================================================================================================================


(1)      Reclassified to conform to the current period's presentation.
(2) Restructuring-related items in the 2001 first quarter related principally to severance and costs associated with the reduction of staff in the Global Corporate businesses.
(3) In January 2000, Associates discontinued the loan origination operations of its Housing Finance unit.
(4) First quarter 2001 accounting change refers to the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS 133) See Note 2 of Notes to Consolidated Financial Statements.
-------------------------------------------------------------------------------

MANAGED BASIS REPORTING

The discussion that follows includes amounts reported in the financial statements (owned basis) adjusted to include certain effects of securitization activity, receivables held for securitization, and receivables sold with servicing retained (managed basis). On a managed basis, these earnings are reclassified and presented as if the receivables had neither been held for securitization nor sold.

INCOME ANALYSIS

The income analysis reconciles amounts shown in the Consolidated Statements of Income on page 27 to the basis presented in the business segment discussions.


                                                                                         FIRST QUARTER
                                                                               -----------------------------------
IN MILLIONS OF DOLLARS                                                               2001              2000
------------------------------------------------------------------------------------------------------------------

TOTAL REVENUES, NET OF INTEREST EXPENSE                                            $11,039           $10,846
Effect of securitization activities                                                    766               662
Housing Finance unit charge                                                              -                47
                                                                               -----------------------------------
ADJUSTED REVENUES, NET OF INTEREST EXPENSE                                          11,805            11,555
                                                                               -----------------------------------
Total operating expenses                                                             5,922             5,593
Restructuring-related items                                                            (62)              (20)
Housing Finance unit charge                                                              -               (25)
                                                                               -----------------------------------
ADJUSTED OPERATING EXPENSES                                                          5,860             5,548
                                                                               -----------------------------------
Benefits, claims, and credit losses                                                  1,714             1,469
Effect of securitization activities                                                    766               662
Housing Finance unit charge                                                              -               (40)
                                                                               -----------------------------------
ADJUSTED BENEFITS, CLAIMS, AND CREDIT LOSSES                                         2,480             2,091
                                                                               -----------------------------------
CORE INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                                3,465             3,916
Taxes on core income                                                                 1,288             1,417
Minority interest, net of income tax                                                     8                 5
                                                                               -----------------------------------
CORE INCOME                                                                          2,169             2,494
Restructuring-related items, after-tax                                                 (39)              (12)
Housing Finance unit charge, after-tax                                                   -               (71)
Cumulative effect of accounting change                                                 (33)                -
                                                                               -----------------------------------
NET INCOME                                                                         $ 2,097           $ 2,411
==================================================================================================================


RESULTS OF OPERATIONS

INCOME

Citicorp reported core income of $2.169 billion in the 2001 first quarter, down 13% from $2.494 billion in the 2000 first quarter. Core income in the 2001 first quarter excluded an after-tax charge of $39 million for restructuring-related items and an after-tax charge of $33 million, reflecting the cumulative effect of adopting SFAS No. 133 (as described in Notes 2 and 6 of Notes to Consolidated Financial Statements, respectively). Net income for the quarter was $2.097 billion, down 13% from $2.411 billion in the year-ago quarter. Core income return on common equity was 18.1% compared to 27.3% a year ago.

Global Consumer core income increased $201 million or 18%, Global Corporate increased $82 million or 12%, and Global Investment Management and Private Banking core income grew $26 million or 31%, while Investment Activities decreased $817 million from the exceptionally strong 2000 first quarter.

REVENUES, NET OF INTEREST EXPENSE

Adjusted revenues, net of interest expense, of $11.8 billion in the 2001 first quarter were up $250 million or 2% from the 2000 first quarter. Global Consumer revenues were up $864 million or 12% in the 2001 first quarter to $8.0 billion, led by North America, up $623 million or 14%, including increases of $453 million or 18% in Cards, and $117 million or 10% in CitiFinancial. International was up $227 million or 10%, primarily from Japan, which was up $233 million or 39%, reflecting the effect of recent acquisitions and higher business volumes.

Global Corporate revenues of $3.2 billion increased $484 million or 18% from the 2000 first quarter, led by a $296 million or 19% increase in Emerging Markets Corporate Banking and Global Transaction Services, reflecting broad-based growth in trading-related and transaction services revenues and the impact of the Bank Handlowy acquisition. Corporate and Investment Bank increased $188 million or 17%, primarily due to growth in net interest and dividend income and investment banking revenue.

Revenues from Investment Activities in the 2001 first quarter declined $1.3 billion from year-ago levels, primarily reflecting decreased venture capital results and lower realized gains in corporate investments. Global Investment Management and Private Banking revenues of $570 million in the 2001 first quarter were up $89 million or 19% from the 2000 first quarter, reflecting continued customer revenue momentum as well as the impact of acquisitions.

SELECTED REVENUE ITEMS

Net interest revenue as calculated from the Consolidated Statement of Income was $6.2 billion in the 2001 first quarter, up $942 million or 18% from the comparable 2000 period, reflecting business volume growth in most markets. Net interest revenue, including the effect of securitization activity, increased $1.0 billion or 15% from the 2000 first quarter. Fees and commissions revenues of $2.8 billion were up $219 million or 9%, primarily as a result of volume-related growth in customer activities and assets under fee-based management.

Realized gains from sales of investments were up $56 million to $97 million in the 2001 quarter, primarily reflecting realized gains in the Company's corporate portfolio. Other income as shown in the Consolidated Statement of Income of $857 million decreased $1.3 billion from the 2000 first quarter, primarily reflecting lower venture capital results.

OPERATING EXPENSES

Adjusted operating expenses, which exclude restructuring-related items, were $5.9 billion for the 2001 first quarter, up $312 million or 6% from the comparable 2000 period. Global Corporate expenses were up 18% from the 2000 first quarter, primarily attributable to the impact of the acquisition of Copelco, increased compensation costs, and investment spending to expand product platforms.

Global Consumer expenses were up 6% from the 2000 first quarter while Global Investment Management and Private Banking expenses increased 21% from the year-ago quarter, reflecting the impact of the Global Retirement Services acquisitions as well as continued investments in sales and marketing activities and in research, quantitative, and technology platforms. Corporate/Other expenses decreased $242 million or 81% from a year ago, primarily reflecting a 2000 first quarter $108 million pretax expense for the contribution of appreciated venture capital securities to Citigroup's Foundation.

RESTRUCTURING-RELATED ITEMS

Restructuring-related items of $62 million ($39 million after-tax) in the 2001 first quarter primarily represented severance charges for downsizing certain front and back office functions in the Corporate and Investment Bank in order to align its cost structure with current market conditions. Restructuring-related items of $20 million ($12 million after-tax) in the 2000 first quarter represented charges for accelerated depreciation.

BENEFITS, CLAIMS, AND CREDIT LOSSES

Global Consumer adjusted provisions for benefits, claims and credit losses of $2.2 billion were up 17% from the 2000 first quarter, primarily reflecting increases in North America Cards. Managed net credit losses were $1.931 billion and the related loss ratio was 2.61% in the 2001 first quarter, as compared to $1.902 billion and 2.56% in the preceding quarter and $1.727 billion and 2.69% a year ago. The managed consumer loan delinquency ratio (90 days or more past due) increased to 2.09% from 1.78% at December 31, 2000 and 1.99% a year ago.

Global Corporate provision for credit losses of $267 million in the 2001 first quarter increased 51%, primarily due to higher loss rates in the transportation portfolio in the Corporate and Investment Bank. Emerging Markets Corporate Banking & Global Transaction Services provision for credit losses improved in all regions compared to year-ago levels.

Commercial cash-basis loans at March 31, 2001 and 2000 were $2.589 billion and $1.680 billion, respectively, while the commercial Other Real Estate Owned
(OREO) portfolio totaled $197 million and $209 million, respectively. The increase in cash-basis loans in the 2001 first quarter was primarily related to the transportation portfolio, the addition of Copelco, and increases attributable to borrowers in the retail, telecommunication, and utility industries. The improvements in OREO were primarily related to the North America real estate portfolio.

CAPITAL

Total capital (Tier 1 and Tier 2) was $59.6 billion or 12.51% of net risk-adjusted assets, and Tier 1 capital was $39.7 billion or 8.34% at March 31, 2001, compared to $58.0 billion or 12.29% and $39.7 billion or 8.41%, respectively, at December 31, 2000.

The Income line in each of the following business segment discussions excludes the cumulative effect of adopting SFAS No. 133. See Note 2 of Notes to Consolidated Financial Statements.

GLOBAL CONSUMER


                                                                             FIRST QUARTER
                                                                   -----------------------------------       %
IN MILLIONS OF DOLLARS                                                   2001           2000 (1)           Change
-----------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                                 $7,258           $6,498              12
Effect of securitization activities                                        766              662              16
                                                                   -----------------------------------
ADJUSTED REVENUES, NET OF INTEREST EXPENSE                               8,024            7,160              12
                                                                   -----------------------------------
Adjusted operating expenses (2)                                          3,677            3,458               6
                                                                   -----------------------------------
Provisions for benefits, claims, and credit losses                       1,445            1,231              17
Effect of securitization activities                                        766              662              16
                                                                   -----------------------------------
ADJUSTED PROVISIONS FOR BENEFITS, CLAIMS, AND CREDIT LOSSES              2,211            1,893              17
                                                                   -----------------------------------
CORE INCOME BEFORE TAXES AND MINORITY INTEREST                           2,136            1,809              18
Income taxes                                                               797              671              19
Minority interest, after-tax                                                 5                5               -
                                                                   -----------------------------------
CORE INCOME                                                              1,334            1,133              18
Restructuring-related items, after-tax (3)                                 (12)              (4)           (200)
                                                                   -----------------------------------
INCOME                                                                  $1,322           $1,129              17
=======================================================================================================================

(1)      Reclassified to conform to the current period's presentation.
(2)      Excludes restructuring-related items.
(3)      Primarily accelerated depreciation.
--------------------------------------------------------------------------------

Global Consumer -- which provides banking, consumer lending, including credit and charge cards, investment, and personal insurance products and services to customers around the world -- reported core income of $1.334 billion in the 2001 first quarter, up $201 million or 18% from 2000, reflecting growth in virtually all businesses, particularly in North America where core income grew $163 million or 21% marked by the continued strong performance of Cards, CitiFinancial, Citibanking, and Mortgage Banking. Income of $1.322 billion in the 2001 first quarter and $1.129 billion in the 2000 first quarter included restructuring-related charges of $12 million ($19 million pretax) and $4 million ($6 million pretax), respectively. International consumer core income grew $41 million or 9% from a year ago, reflecting strong performance in all regions, except Latin America, where core income declined $34 million or 52% due to reduced earnings from Confia, a previously-acquired Mexican bank.

NORTH AMERICA

CITIBANKING NORTH AMERICA

                                                                             FIRST QUARTER
                                                                   -----------------------------------        %
IN MILLIONS OF DOLLARS                                                   2001           2000 (1)           Change
-----------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                                   $613             $579               6
Total operating expenses                                                   335              348              (4)
Provision for credit losses                                                  7                9             (22)
                                                                   -----------------------------------
INCOME BEFORE TAXES                                                        271              222              22
Income taxes                                                               107               90              19
                                                                   -----------------------------------
INCOME                                                                     164              132              24
------------------------------------------------------------------------------------------------------
Average assets (IN BILLIONS OF DOLLARS)                                     $9               $9               -
Return on assets                                                          7.39%            5.90%
=======================================================================================================================

(1)      Reclassified to conform to the current period's presentation.
-------------------------------------------------------------------------------

Citibanking North America -- which delivers banking, lending, and investment services to customers through Citibank's branches and electronic delivery systems -- reported income of $164 million in the 2001 first quarter, up $32 million or 24% from the 2000 period, driven by revenue growth along with continued expense reductions and credit improvements.

On February 12, 2001, Citigroup agreed to acquire European American Bank (EAB), a state-chartered bank with $11.5 billion in deposits, $15.4 billion in assets, and 97 branches in the New York area. The transaction, which upon completion is expected to be immediately accretive to Citigroup's earnings, is subject to customary bank regulatory approvals and is expected to close in the 2001 second quarter.

As shown in the following table, Citibanking grew customer deposits and accounts from 2000, while loans were unchanged from a year ago.


                                                                             FIRST QUARTER
                                                                   -----------------------------------       %
IN BILLIONS OF DOLLARS                                                   2001             2000             Change
-----------------------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                                                     6.7              6.3               6
Average customer deposits                                                $48.0            $43.6              10
Average loans                                                              7.0              7.0               -
=======================================================================================================================

Revenues, net of interest expense, of $613 million in the 2001 first quarter increased $34 million or 6% from the 2000 period, reflecting higher treasury results that were partially offset by reduced investment product fees that declined 27% from the 2000 first quarter due to market conditions. The benefit of deposit volume growth was offset by reduced spreads due to lower interest rates. Total operating expenses decreased $13 million or 4% compared to the 2000 first quarter, reflecting lower variable compensation due to decreased investment product sales and lower fixed costs, partially offset by higher marketing expenses.

The provisions for credit losses declined to $7 million in the 2001 first quarter from $9 million in 2000. The net credit loss ratio was 0.85% in the 2001 first quarter compared to 0.90% in the 2000 fourth quarter (0.80% excluding the effect of $2 million of net credit losses related to the adoption of revised Federal Financial Institutions Examination Council (FFIEC) write-offs policies) and 1.00% a year ago. Loans delinquent 90 days or more were $41 million or 0.59% of loans at March 31, 2001 compared to $35 million or 0.48% of loans at December 31, 2000 and $48 million or 0.68% of loans a year ago.

MORTGAGE BANKING

                                                                             FIRST QUARTER                   %
                                                                   -----------------------------------
IN MILLIONS OF DOLLARS                                                   2001           2000 (1)           Change
-----------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                                   $242             $223               9
Total operating expenses                                                   109               99              10
Provision for credit losses                                                  -                9            (100)
                                                                   -----------------------------------
INCOME BEFORE TAXES AND MINORITY INTEREST                                  133              115              16
Income taxes                                                                51               44              16
Minority interest, after-tax                                                 5                5               -
                                                                   -----------------------------------
INCOME                                                                    $ 77             $ 66              17
=======================================================================================================================
Average assets (IN BILLIONS OF DOLLARS)                                   $ 47             $ 34              38
Return on assets                                                          0.66%            0.78%
=======================================================================================================================

(1)      Reclassified to conform to the current period's presentation.
--------------------------------------------------------------------------------

Mortgage Banking -- which originates and services mortgages and student loans for customers across the United States -- reported income of $77 million in the 2001 first quarter, up $11 million or 17% from 2000, reflecting higher loan and origination volumes, increased securitization activity, gain recognition due to the adoption of SFAS 133, and mortgage credit improvements, partially offset by lower spreads.

As shown in the following table, accounts increased 25% and loans increased 39% from the 2000 first quarter reflecting strong growth in both student loans and mortgages. Mortgage originations increased $2.2 billion or 59%, reflecting increased refinancing activity due to lower interest rates.


                                                                             FIRST QUARTER                   %
                                                                   -----------------------------------
IN BILLIONS OF DOLLARS                                                   2001             2000             Change
-----------------------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS) (1)                                                4.5              3.6               25
Average loans (1)                                                       $44.7            $32.1               39
Mortgage originations                                                    $5.9             $3.7               59
=======================================================================================================================

(1)      Includes student loans.
-------------------------------------------------------------------------------

Revenues, net of interest expense, of $242 million in the 2001 first quarter grew $19 million or 9% from the 2000 first quarter, reflecting loan growth and higher securitization income, partially offset by lower spreads and lower servicing revenues due to increased prepayment activity as a result of lower interest rates. Operating expenses increased $10 million or 10% in the 2001 first quarter, reflecting volume-related increases.

The net credit loss ratio was 0.06% in the 2001 first quarter down from 0.27% in the 2000 fourth quarter (0.11% excluding the effect of $17 million of net credit losses related to the adoption of revised FFIEC write-off policies) and 0.19% a year ago. Loans delinquent 90 days or more were $957 million or 2.14% of loans at March 31, 2001, compared with $846 million or 2.01% at December 31, 2000 and $733 million or 2.28% a year ago. The increase in the delinquency ratio from the prior quarter reflects seasonal increases in government-guaranteed student loans.

NORTH AMERICA CARDS


                                                                             FIRST QUARTER                   %
                                                                   -----------------------------------
IN MILLIONS OF DOLLARS                                                   2001           2000 (1)           Change
-----------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                                 $2,273           $1,900              20
Effect of securitization activities                                        731              651              12
                                                                   -----------------------------------
ADJUSTED REVENUES, NET OF INTEREST EXPENSE                               3,004            2,551              18
                                                                   -----------------------------------
Total operating expenses                                                 1,039              954               9
Adjusted provision for credit losses (2)                                 1,186              979              21
                                                                   -----------------------------------
INCOME BEFORE TAXES                                                        779              618              26
Income taxes                                                               310              236              31
                                                                   -----------------------------------
INCOME                                                                  $  469           $  382              23
=======================================================================================================================
Average assets (IN BILLIONS OF DOLLARS) (3)                                $41              $32              28
Return on assets (4)                                                      4.64%            4.80%
=======================================================================================================================

(1)  Reclassified to conform to the current period's presentation.
(2)  Adjusted for the effect of securitization activities.
(3) Adjusted for the effect of securitization activities, managed average assets for North America Cards were $106 billion and $90 billion in the first quarters of 2001 and 2000, respectively.
(4) Adjusted for the effect of securitization activities, the return on managed assets for North America Cards was 1.79% and 1.71% in the first quarters of 2001 and 2000, respectively.
--------------------------------------------------------------------------------

North America Cards -- which includes Citi Cards (bankcards and private-label cards) and Diners Club -- reported income of $469 million in the 2001 first quarter, up $87 million or 23% from the 2000 period, driven by strong revenue growth that was partially offset by higher credit costs.

Adjusted revenues, net of interest expense, of $3.004 billion in the 2001 first quarter were up $453 million or 18% from the 2000 first quarter, reflecting receivable growth and spread improvements, driven by lower interest rates and repricing actions. Adjusted operating expenses of $1.039 billion in the 2001 first quarter were up $85 million or 9% from the 2000 period, reflecting higher marketing costs and volume-related expense increases.

As shown in the following table, on a managed basis, the Citi Cards portfolio experienced strong growth in receivables, accounts, and sales volume in the 2001 first quarter, reflecting base business momentum as well as recent portfolio acquisitions.


                                                                             FIRST QUARTER
                                                                   -----------------------------------       %
IN BILLIONS OF DOLLARS                                                   2001             2000             Change
-----------------------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                                                   91.7             78.5               17
Total sales                                                             $51.2            $48.4                6
End-of-period managed receivables                                       100.5             86.1               17
=======================================================================================================================

Risk adjusted margin is a measure of profitability calculated as adjusted revenues less managed net credit losses as a percentage of average managed loans, consistent with the goal of matching the revenues generated by the loan portfolio with the credit risk undertaken. As shown in the following table, Citi Cards risk adjusted margin of 6.88% in the 2001 first quarter declined 11 basis points from the 2000 period, as higher spreads were more than offset by a higher net credit loss ratio and lower non-interest revenue.


                                                                             FIRST QUARTER
                                                                   -----------------------------------
IN BILLIONS OF DOLLARS                                                   2001              2000
------------------------------------------------------------------------------------------------------
Risk adjusted revenues (1)                                               $1.699            $1.471
Risk adjusted margin % (2)                                                 6.88%             6.99%
======================================================================================================

(1)      Citi Cards adjusted revenues less managed net credit losses.
(2)      Risk adjusted revenues as a percentage of average managed loans.
--------------------------------------------------------------------------------

The adjusted provision for credit losses was $1.186 billion in the 2001 first quarter, up from $979 million in 2000. Citi Cards managed net credit losses in the 2001 first quarter were $1.196 billion and the related loss ratio was 4.84%, up from $1.051 billion and 4.22% in the 2000 fourth quarter and $980 million and 4.65% in the 2000 first quarter. Citi Cards managed loans delinquent 90 days or more were $1.994 billion or 2.00% of loans at March 31, 2001, up from $1.573 billion or 1.54% at December 31, 2000 and $1.424 billion or 1.65% at March 31, 2000. The increases in the net credit loss ratio and delinquencies reflect a slowing U.S. economy. Net credit losses are expected to increase further due to a recent rise in industry-wide bankruptcy filings and the U.S. economic environment. Loans delinquent 90 days or more may increase from 2001 first quarter levels if U.S. economic conditions continue to weaken. This paragraph contains statements that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 20.

CITIFINANCIAL

                                                                             FIRST QUARTER
                                                                   -----------------------------------       %
IN MILLIONS OF DOLLARS                                                   2001           2000 (1)           Change
-----------------------------------------------------------------------------------------------------------------------
ADJUSTED REVENUES, NET OF INTEREST EXPENSE (2)                          $1,339           $1,222              10
Adjusted operating expenses (3)                                            569              536               6
ADJUSTED PROVISIONS FOR BENEFITS, CLAIMS, AND CREDIT LOSSES (2)            464              415              12
                                                                   -----------------------------------
Core income before taxes                                                   306              271              13
Income taxes                                                                94               92               2
                                                                   -----------------------------------
CORE INCOME                                                                212              179              18
Restructuring-related items, after-tax                                      (8)               -              NM
                                                                   -----------------------------------
INCOME                                                                    $204             $179              14
=======================================================================================================================
Average assets (IN BILLIONS OF DOLLARS)                                    $63              $51              24
Return on assets                                                          1.31%            1.41%
=======================================================================================================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                                          1.36%            1.41%
=======================================================================================================================

(1)  Reclassified to conform to the current period's presentation.

(2) Adjusted for the effect of securitization activities of $35 million and $11 million in the first quarter of 2001 and 2000, respectively.
(3)  Excludes restructuring-related items.
NM   Not meaningful
--------------------------------------------------------------------------------

CitiFinancial - which provides community-based lending services through its branch network and regional sales offices, and through cross-selling initiatives with other Citigroup businesses, and originates and purchases real estate-secured loans through brokers - reported core income of $212 million in the 2001 first quarter, up $33 million or 18% from 2000, principally reflecting strong growth in receivables, including the effect of prior-year acquisitions. Income of $204 million in the 2001 first quarter included restructuring-related charges of $8 million ($13 million pretax).

As shown in the following table, receivables grew 17% compared to the 2000 first quarter due to higher volumes at CitiFinancial branches, the cross selling of products through other Citigroup distribution channels, and the acquisition of an auto loan portfolio. At March 31, 2001, the portfolio consisted of 70% real estate-secured loans, 17% personal loans, 9% auto loans, and 4% sales finance and other loans compared with 68%, 20%, 6%, and 6%, respectively, in 2000. The average net interest margin on receivables of 7.70% declined 51 basis points from the 2000 first quarter, reflecting a shift in the portfolio mix toward lower-risk real estate loans that have lower yields and require longer-term funding resulting in higher funding costs.


                                                                             FIRST QUARTER
                                                                   -----------------------------------   Increase/
                                                                        2001              2000           Decrease
-----------------------------------------------------------------------------------------------------------------------
END-OF-PERIOD MANAGED RECEIVABLES (IN BILLIONS)                          $57.7            $49.3              17%
Average net interest margin %                                             7.70%            8.21%            (51) bps
-----------------------------------------------------------------------------------------------------------------------

Adjusted revenues, net of interest expense, of $1.339 billion in the 2001 first quarter increased $117 million or 10% from 2000, reflecting strong growth in receivables, partially offset by lower spreads. Expenses in the 2001 first quarter increased $33 million or 6% from the prior-year period, reflecting volume-related increases including the impact of a prior-year acquisition.

The provisions for benefits, claims and credit losses were $464 million in the 2001 first quarter, up from $415 million in 2000, reflecting volume-related increases in net credit losses and policyholder benefits and claims. The net credit loss ratio was 2.57% in the 2001 first quarter, unchanged from the 2000 fourth quarter and down from 2.92% a year ago. Loans delinquent 90 days or more were $1.599 billion or 2.77% of loans at March 31, 2001, up from $1.272 billion or 2.23% at December 31, 2000 and $1.044 billion or 2.11% a year ago, reflecting U.S. economic conditions and the seasoning of previous acquisitions. Net credit losses and delinquencies may increase from 2001 first quarter levels as uncertain U.S. economic conditions persist and previous portfolio acquisitions continue to mature. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 20.

INTERNATIONAL CONSUMER

WESTERN EUROPE

                                                                             FIRST QUARTER
                                                                   -----------------------------------       %
IN MILLIONS OF DOLLARS                                                   2001           2000 (1)           Change
-----------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                                   $622             $618               1
Adjusted operating expenses                                                347              360              (4)
Provisions for benefits, claims, and credit losses                          99              104              (5)
                                                                   -----------------------------------
INCOME BEFORE TAXES                                                        176              154              14
Income taxes                                                                65               57              14
                                                                   -----------------------------------
INCOME                                                                    $111            $  97              14
                                                                   ====================================================
Average assets (IN BILLIONS OF DOLLARS)                                    $21              $22              (5)
Return on assets                                                          2.14%            1.77%
=======================================================================================================================

(1)      Reclassified to conform to the current period's presentation.
--------------------------------------------------------------------------------

Western Europe -- which provides banking, community-based lending, including credit and charge cards, and investment products and services -- reported income of $111 million in the 2001 first quarter, up $14 million or 14% from 2000, reflecting growth in the branch and consumer finance businesses across the region, particularly in Germany, and a gain related to the sale of the Diners Club franchises in the region, partially offset by the net effects of foreign currency translation.

The net effect of foreign currency translation reduced income growth by approximately $15 million in the 2001 first quarter and reduced revenue, expense, and the provisions for benefits, claims, and credit losses growth rates by approximately 8, 6, and 5 percentage points, respectively, from the 2000 first quarter.

As shown in the following table, Western Europe accounts were unchanged from a year ago as increases in loan and deposit accounts were offset by the effect of the Diners Club sale; however, growth in both deposit and loan volumes was reduced by foreign currency translation effects.


                                                                                      FIRST QUARTER                   %
                                                                            -----------------------------------
IN BILLIONS OF DOLLARS                                                            2001             2000             Change
--------------------------------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                                                              9.8              9.8               -
Average customer deposits                                                         $12.9            $13.0              (1)
Average loans                                                                      17.3             16.9               2
================================================================================================================================

Revenues, net of interest expense, of $622 million in the 2001 first quarter increased $4 million or 1% from 2000, reflecting higher consumer finance revenues and higher banking loan and deposit volumes, offset by lower deposit spreads, reduced investment product fees, and the effect of foreign currency translation. Adjusted operating expenses of $347 million declined $13 million or 4% from the 2000 first quarter as costs associated with higher business volumes were more than offset by the effect of foreign currency translation and lower expenses due to the Diners Club sale.

The provisions for benefits, claims, and credit losses were $99 million in the 2001 first quarter, down from $104 million in 2000. The net credit loss ratio was 1.92% in the 2001 first quarter, down from 2.40% in the 2000 fourth quarter (2.16% excluding the effect of $10 million of net credit losses related to the adoption of revised FFIEC write-off policies) and up slightly from 1.88% a year ago. Loans delinquent 90 days or more of $785 million or 4.68% of loans at March 31, 2001 decreased from $835 million or 4.78% at December 31, 2000 and $899 million or 5.31% at March 31, 2000. The decline in delinquent dollars from a year ago reflects the effect of foreign currency translation and portfolio improvements.

JAPAN

                                                                             FIRST QUARTER
                                                                   -----------------------------------       %
IN MILLIONS OF DOLLARS                                                   2001           2000 (1)           Change
-----------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                                   $826             $593              39
Total operating expenses                                                   346              243              42
Provision for credit losses                                                162              105              54
                                                                   -----------------------------------
INCOME BEFORE TAXES                                                        318              245              30
Income taxes                                                               114               90              27
                                                                   -----------------------------------
INCOME                                                                    $204             $155              32
=======================================================================================================================
Average assets (IN BILLIONS OF DOLLARS)                                    $19              $15              27
Return on assets                                                          4.35%            4.16%
=======================================================================================================================

(1)      Reclassified to conform to the current period's presentation.
--------------------------------------------------------------------------------

Japan -- which provides banking, community-based lending, including credit and charge cards, and investment products and services -- reported income of $204 million in the 2001 first quarter, up $49 million or 32% from 2000, reflecting growth in the consumer finance business, due in part to the acquisitions of Unimat in September 2000 and the Chiyoda Trust portfolio in June 2000, and improvements in Diners Club, partially offset by the net effect of foreign currency translation.

The net effect of foreign currency translation reduced income by approximately $12 million in the quarter and revenue, expense, and provision for credit losses growth rates were also reduced by 9, 10, and 10 percentage points, respectively, from the 2000 first quarter.

As shown in the following table, the Japan business experienced strong growth in accounts, customer deposits, and loans from 2000, including the Unimat and Chiyoda Trust portfolio acquisitions which added approximately $1.4 billion and $320 million to average loans and 0.4 million and 0.1 million to accounts, respectively, in the 2001 first quarter.

                                                                             FIRST QUARTER
                                                                   -----------------------------------      %
IN BILLIONS OF DOLLARS                                                   2001            2000             Change
-----------------------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                                                    4.9              4.0               23
Average customer deposits                                               $14.3            $13.1                9
Average loans                                                           $13.5             $9.6               41
=======================================================================================================================

Revenues, net of interest expense, of $826 million in the 2001 first quarter increased $233 million or 39% from 2000, reflecting higher consumer finance revenues, including acquisitions, growth in deposits, and higher Diners Club revenue. Total operating expenses were up $103 million or 42% from the 2000 first quarter, reflecting volume-related increases, including acquisitions and increased advertising and marketing.

The provision for credit losses was $162 million for the 2001 first quarter, up $57 million or 54% from the 2000 first quarter, primarily due to higher loan volumes, including acquisitions. Net credit losses in the 2001 first quarter were $135 million and the related loss ratio was 4.06%, up from $131 million and 3.81% in the 2000 fourth quarter and $88 million and 3.68% a year ago. Loans delinquent 90 days or more were $107 million or 0.81% of loans at March 31, 2001, compared with $101 million or 0.73% at December 31, 2000 and $103 million or 0.99% a year ago. Increases in the net credit loss ratio and delinquencies from a year ago are primarily due to increases in the consumer finance business.

ASIA

                                                                             FIRST QUARTER
                                                                   -----------------------------------       %
IN MILLIONS OF DOLLARS                                                   2001           2000 (1)           Change
-----------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                                   $540             $539               -
Adjusted operating expenses (2)                                            242              245              (1)
Provisions for benefits, claims, and credit losses                          62               74             (16)
                                                                   -----------------------------------
CORE INCOME BEFORE TAXES                                                   236              220               7
Income taxes                                                                87               79              10
                                                                   -----------------------------------
CORE INCOME                                                                149              141               6
Restructuring-related items, after-tax                                       -               (3)            100
                                                                   -----------------------------------
INCOME                                                                    $149             $138               8
=======================================================================================================================
Average assets (IN BILLIONS OF DOLLARS)                                    $25              $27              (7)
Return on assets                                                          2.42%            2.06%
=======================================================================================================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                                          2.42%            2.10%
=======================================================================================================================

(1)      Reclassified to conform to the current period's presentation.
(2)      Excludes restructuring-related items.
--------------------------------------------------------------------------------

Asia (excluding Japan) -- which provides banking, lending, including credit and charge cards, and investment products and services -- reported core income of $149 million in the 2001 first quarter, up $8 million or 6% from 2000, as the net effects of foreign currency translation and lower investment products revenues were more than offset by a gain on the contribution of Citigroup's insurance operations in Taiwan to its joint venture with Fubon and lower credit costs. Income of $138 million in the 2000 first quarter included restructuring-related charges of $3 million ($4 million pretax).

The net effect of foreign currency translation reduced income growth by approximately $15 million in the 2001 first quarter and revenue, expense, and the provisions for benefits, claims, and credit losses growth rates were also reduced by 9, 7, and 6 percentage points, respectively, from the 2000 first quarter.

As shown in the following table, Asia experienced strong growth in accounts, however, growth in both loan and deposit volumes was reduced by foreign currency translation effects.

                                                                             FIRST QUARTER                   %
                                                                   -----------------------------------
IN BILLIONS OF DOLLARS                                                   2001             2000             Change
-----------------------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                                                    8.4              7.3               15
Average customer deposits                                               $35.1            $33.3                5
Average loans                                                           $21.7            $22.6               (4)
=======================================================================================================================

Revenues, net of interest expense, of $540 million in the 2001 first quarter were essentially unchanged from 2000, reflecting the Fubon-related gain and volume increases in most countries driven by growth in deposits and cards, offset by lower investment product fees and foreign currency translation effects. Adjusted operating expenses were down $3 million or 1% from the 2000 first quarter as increased advertising and marketing, and costs associated with new branch initiatives, were more than offset by foreign currency translation effects.

The provisions for benefits, claims, and credit losses were $62 million in the 2001 first quarter, down $12 million from the 2000 first quarter. Net credit losses in the 2001 first quarter were $61 million and the related loss ratio was 1.14%, down from $65 million and 1.18% in the 2000 fourth quarter and $70 million and 1.24% a year ago. Loans delinquent 90 days or more were $334 million or 1.58% of loans at March 31, 2001, compared to $335 million or 1.51% at December 31, 2000 and $433 million or 1.92% a year ago. Declines in both net credit losses and delinquencies from a year ago reflect improvements in Taiwan due to earthquake-related amounts included in 2000.

LATIN AMERICA

                                                                             FIRST QUARTER
                                                                   -----------------------------------       %
IN MILLIONS OF DOLLARS                                                   2001           2000 (1)           Change
-----------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                                   $471             $513              (8)
Adjusted operating expenses (2)                                            337              323               4
Provisions for benefits, claims, and credit losses                          89               90              (1)
                                                                   -----------------------------------
CORE INCOME BEFORE TAXES                                                    45              100             (55)
Income taxes                                                                13               34             (62)
                                                                   -----------------------------------
CORE INCOME                                                                 32               66             (52)
Restructuring-related items, after-tax                                       -               (1)            100
                                                                   -----------------------------------
INCOME                                                                   $  32            $  65             (51)
=======================================================================================================================
Average assets (IN BILLIONS OF DOLLARS)                                    $13              $14              (7)
Return on assets                                                          1.00%            1.87%
=======================================================================================================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                                          1.00%            1.90%
=======================================================================================================================

(1)      Reclassified to conform to the current period's presentation.
(2)      Excludes restructuring-related items.
--------------------------------------------------------------------------------

Latin America -- which provides banking, lending, including credit and charge cards, and investment services -- reported core income of $32 million in the 2001 first quarter, down $34 million or 52% from 2000, primarily reflecting reduced earnings related to Confia. Income of $65 million in the 2000 first quarter included restructuring related items of $1 million ($2 million pretax).

The net effects of foreign currency translation reduced income growth by approximately $5 million, reduced both revenue and expense growth rates by approximately 4 percentage points, and reduced the provisions for benefits, claims, and credit losses by 2 percentage points in the 2001 first quarter.

As shown in the following table, Latin America accounts grew 6%, reflecting growth in banking-related insurance products. Average customer deposits were unchanged in the 2001 first quarter, reflecting weak economic conditions in Argentina and strategy changes in certain countries. Average loans declined 11%, reflecting continued credit risk management initiatives and the 2000 first quarter auto loan portfolio sale in Puerto Rico.

                                                                             FIRST QUARTER
                                                                   -----------------------------------       %
IN BILLIONS OF DOLLARS                                                   2001             2000             Change
-----------------------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                                                    9.4              8.9                6
Average customer deposits                                               $13.8            $13.8                -
Average loans                                                             6.8              7.6              (11)
=======================================================================================================================

Revenues, net of interest expense, of $471 million in the 2001 first quarter were down $42 million or 8% from 2000, reflecting reduced revenues related to Confia and the 2000 first quarter gain related to the sale of the Puerto Rico auto loan portfolio, partially offset by business volume increases in certain countries. Adjusted operating expenses grew $14 million or 4% from the 2000 first quarter, reflecting costs associated with business repositioning initiatives and strategy changes in certain countries, spending on e-commerce, and increased technology costs.

The provisions for benefits, claims, and credit losses was $89 million in the 2001 first quarter, down from $90 million in 2000. The net credit loss ratio in the 2001 first quarter was 4.24%, compared with 5.58% in the 2000 fourth quarter (3.26% excluding the effect of $41 million of net credit losses related to the adoption of revised FFIEC write-off policies) and 4.77% a year ago. Excluding the effect of the FFIEC policy revisions in the 2000 fourth quarter, the net credit loss ratio increased 98 basis points in the 2001 first quarter, primarily reflecting seasonal increases. Loans delinquent 90 days or more were $318 million or 4.76% of loans at March 31, 2001 compared with $333 million or 4.58% a year ago.

CENTRAL & EASTERN EUROPE, MIDDLE EAST & AFRICA

                                                                             FIRST QUARTER
                                                                   -----------------------------------       %
IN MILLIONS OF DOLLARS                                                   2001           2000 (1)           Change
-----------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                                   $131             $100              31
Total operating expenses                                                    92               67              37
Provision for credit losses                                                  9               10             (10)
                                                                   -----------------------------------
INCOME BEFORE TAXES                                                         30               23              30
Income taxes                                                                11                8              38
                                                                   -----------------------------------
INCOME                                                                   $  19            $  15              27
=======================================================================================================================
Average assets (IN BILLIONS OF DOLLARS)                                     $4               $3              33
Return on assets                                                          1.93%            2.01%
=======================================================================================================================

(1)      Reclassified to conform to the current period's presentation.
--------------------------------------------------------------------------------

Central & Eastern Europe, Middle East & Africa (CEEMEA -- including India and Pakistan) -- which provides banking, lending, including credit and charge cards, and investment services -- reported income of $19 million in the 2001 first quarter, up $4 million or 27% from the 2000 first quarter, reflecting continued growth in loans and deposits across the region and partially offset by investments in new initiatives.

Results in the 2001 first quarter include the consumer operations of Bank Handlowy, a Polish bank in which Citigroup acquired a majority interest in June 2000, which added approximately 0.3 million accounts and $1.0 billion to customer deposits.

As shown in the following table, CEEMEA reported 50% account growth from the 2000 first quarter, primarily reflecting growth in customer deposits, cards, and other lending as franchise growth efforts continued across the region, including the effect of Bank Handlowy.

                                                                             FIRST QUARTER                   %
                                                                   -----------------------------------
IN BILLIONS OF DOLLARS                                                   2001             2000             Change
-----------------------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                                                    3.3              2.2               50
Average customer deposits                                                $5.6             $3.6               56
Average loans                                                             2.2              1.9               16
=======================================================================================================================

Revenues, net of interest expense, of $131 million in the 2001 first quarter increased $31 million or 31% from 2000 and total operating expenses of $92 million increased $25 million or 37%, reflecting both franchise growth in the region, particularly deposits and cards, and the Bank Handlowy acquisition.

The provision for credit losses was $9 million in the 2001 first quarter, down from $10 million in 2000. The net credit loss ratio was 1.66% in the 2001 first quarter, compared with 2.10% (1.51% excluding the effect of FFIEC policy revisions adopted in the 2000 fourth quarter, which added $3 million to net credit losses) in the 2000 fourth quarter and 2.60% a year ago. Loans delinquent 90 days or more of $33 million or 1.40% of loans at March 31, 2001 increased slightly from $32 million or 1.37% at December 31, 2000 and declined from $40 million or 2.16% at March 31, 2000.

e-CONSUMER

                                                                             FIRST QUARTER                   %
                                                                   -----------------------------------
IN MILLIONS OF DOLLARS                                                   2001           2000 (1)           Change
-----------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                                    $47              $31              52
Total operating expenses                                                   110              142             (23)
                                                                   -----------------------------------
LOSS BEFORE TAX BENEFITS                                                   (63)            (111)             43
Income tax benefits                                                        (24)             (43)             44
                                                                   -----------------------------------
LOSS                                                                      ($39)            ($68)             43
=======================================================================================================================

(1)      Reclassified to conform to the current period's presentation.
--------------------------------------------------------------------------------

e-Consumer -- the business responsible for developing and implementing Global Consumer Internet financial services products and e-commerce solutions -- reported losses of $39 million in the 2001 first quarter, down from losses of $68 million in the 2000 period.

Revenues in the 2001 first quarter increased $16 million from 2000, reflecting higher revenues associated with both new and established product offerings and gains related to the sale of internet/e-commerce investments. Total operating expenses declined $32 million or 23% from the 2000 first quarter, reflecting the effect of initiatives discontinued in 2000, partially offset by continued investment spending on Internet financial services and products.

OTHER CONSUMER

                                                                             FIRST QUARTER
                                                                   -----------------------------------       %
IN MILLIONS OF DOLLARS                                                   2001           2000 (1)           Change
-----------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                                  $189             $191                (1)
Adjusted operating expenses (2)                                           151              141                 7
Provisions for benefits, claims, and credit losses                        133               98                36
                                                                   -----------------------------------
CORE LOSS BEFORE TAX BENEFITS                                             (95)             (48)              (98)
Income tax benefits                                                       (31)             (16)              (94)
                                                                   -----------------------------------
CORE INCOME (LOSS)                                                        (64)             (32)             (100)
RESTRUCTURING-RELATED ITEMS, AFTER-TAX                                     (4)               -                NM
                                                                   -----------------------------------
LOSS                                                                    ($ 68)            ($32)             (113)
=======================================================================================================================

(1)      Reclassified to conform to the current period's presentation.
(2)      Excludes restructuring-related items.
NM       Not meaningful
--------------------------------------------------------------------------------

Other Consumer -- which includes insurance operations, certain treasury and other unallocated staff functions and global marketing and other programs -- reported losses before restructuring-related items of $64 million in the 2001 first quarter compared with losses of $32 million in 2000. Losses of $68 million in the 2001 first quarter included restructuring-related items of $4 million ($6 million pretax). Revenue, expense, and the provisions for benefits, claims, and credit losses reflect offsets to certain line-item reclassifications reported in other Global Consumer operating segments.

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

CONSUMER LOAN DELINQUENCY AMOUNTS, NET CREDIT LOSSES, AND RATIOS

                                       EOP                                            AVERAGE
                                      LOANS        90 DAYS OR MORE PAST DUE(1)         LOANS           NET CREDIT LOSSES (1)
                                   -------------------------------------------------------------------------------------------------
IN MILLIONS OF DOLLARS,             MAR. 31,    MAR. 31,     Dec. 31,    Mar. 31,    1ST QTR.     1ST QTR.    4th Qtr.    1st Qtr.
  EXCEPT LOAN AMOUNTS IN BILLIONS     2001        2001         2000        2000        2001         2001      2000 (2)      2000
------------------------------------------------------------------------------------------------------------------------------------
Citibanking North America           $   7.0      $   41     $    35      $    48     $   7.0     $    15      $    16     $    17
  RATIO                                            0.59%       0.48%        0.68%                   0.85%        0.90%       1.00%
Mortgage Banking                       45.2         957         846          733        44.7           6           28          15
  RATIO                                            2.14%       2.01%        2.28%                   0.06%        0.27%       0.19%
Citi Cards                             99.7       1,994       1,573        1,424       100.2       1,196        1,051         980
  RATIO                                            2.00%       1.54%        1.65%                   4.84%        4.22%       4.65%
Other North America Cards               1.8           6           6           24         1.6          12           29          11
  RATIO                                            0.32%       0.35%        1.24%                   2.90%        6.44%       2.62%
CitiFinancial                          58.0       1,599       1,272        1,044        57.6         363          360         353
  RATIO                                            2.77%       2.23%        2.11%                   2.57%        2.57%       2.92%
Western Europe                         16.8         785         835          899        17.3          82          101          80
  RATIO                                            4.68%       4.78%        5.31%                   1.92%        2.40%       1.88%
Japan                                  13.4         107         101          103        13.5         135          131          88
  RATIO                                            0.81%       0.73%        0.99%                   4.06%        3.81%       3.68%
Asia (excluding Japan)                 21.2         334         335          433        21.7          61           65          70
  RATIO                                            1.58%       1.51%        1.92%                   1.14%        1.18%       1.24%
Latin America                           6.7         318         250          333         6.8          71           98          90
  RATIO                                            4.76%       3.66%        4.58%                   4.24%        5.58%       4.77%
CEEMEA                                  2.3          33          32           40         2.2           9           11          12
  RATIO                                            1.40%       1.37%        2.16%                   1.66%        2.10%       2.60%
The Citigroup Private Bank (3)         24.4          65          61           87        24.5          (1)           8          10
  RATIO                                            0.27%       0.23%        0.37%                  (0.01%)       0.13%       0.18%
Other                                   3.1          24          30           27         2.9         (18)           4           1

------------------------------------------------------------------------------------------------------------------------------------
TOTAL MANAGED                        $299.6      $6,263      $5,376       $5,195      $300.0      $1,931       $1,902      $1,727
  RATIO                                            2.09%       1.78%        1.99%                   2.61%        2.56%       2.69%
------------------------------------------------------------------------------------------------------------------------------------
Securitized receivables               (63.7)     (1,305)     (1,012)        (925)      (62.2)       (691)        (575)       (631)
Loans held for sale                   (15.3)       (261)       (110)         (35)      (13.4)        (75)         (60)        (21)
------------------------------------------------------------------------------------------------------------------------------------
CONSUMER LOANS                       $220.6      $4,697      $4,254       $4,235      $224.4      $1,165       $1,267      $1,075
  RATIO                                            2.13%       1.86%        2.15%                   2.10%        2.25%       2.23%
====================================================================================================================================

(1) The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.
(2) As a result of the adoption of revised FFIEC policies, the net credit loss ratio in the 2000 fourth quarter includes an increase of 10 basis points in Citibanking North America, 16 basis points in Mortgage Banking, 368 basis points in Other Cards, 24 basis points in Western Europe, 59 basis points in CEEMEA, 232 basis points in Latin America, and 12 basis points for total managed consumer.
(3) The Citigroup Private Bank results are reported as part of the Global Investment Management and Private Banking segment. The net credit loss ratio in the 2000 fourth quarter includes an 8 basis point increase related to ICERC-mandated write-offs.
--------------------------------------------------------------------------------

CONSUMER LOAN BALANCES, NET OF UNEARNED INCOME

                                                                   END OF PERIOD                                AVERAGE
                                                          --------------------------------           -------------------------------
                                                          MAR. 31,   Dec. 31,   Mar. 31,             1ST QTR.   4th Qtr.  1st Qtr.
IN BILLIONS OF DOLLARS                                       2001       2000      2000                 2001       2000      2000
------------------------------------------------------------------------------------------------------------------------------------
TOTAL MANAGED                                               $299.6     $302.8     $261.5               $300.0    $295.9     $257.9
Securitized receivables                                      (63.7)     (60.6)     (58.3)               (62.2)    (61.0)     (58.0)
Loans held for sale                                          (15.3)     (13.3)      (6.4)               (13.4)    (10.6)      (5.8)
                                                          --------------------------------           -------------------------------
CONSUMER LOANS                                              $220.6     $228.9     $196.8               $224.4    $224.3     $194.1
====================================================================================================================================

Total delinquencies 90 days or more past due in the managed portfolio were $6.3 billion with a related delinquency ratio of 2.09% of loans at March 31, 2001, compared with $5.4 billion or 1.78% at December 31, 2000 and $5.2 billion or 1.99% at March 31, 2000. Total managed net credit losses in the 2001 first quarter were $1.9 billion and the related loss ratio was 2.61%, compared with $1.9 billion and 2.56% in the 2000 fourth quarter (2.44% excluding the effect of approximately $90 million of net credit losses related to the adoption of revised FFIEC write-off policies) and $1.7 billion and 2.69% in the 2000 first quarter. For a discussion on trends by business, see business discussions on pages 4 - 12.

Citicorp's allowance for credit losses of $8.957 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citicorp's allowance for credit losses attributed to the consumer portfolio was $4.956 billion at March 31, 2001, $4.946 billion at December 31, 2000, and $5.040 billion at March 31, 2000. The allowance as a percentage of loans on the balance sheet was 2.24% at March 31, 2001, up from 2.16% at December 31, 2000 and down from 2.56% at March 31, 2000. The attribution of the allowance is made for analytical purposes only and may change from time to time.

Net credit losses, delinquencies, and the related ratios may increase from the 2001 first quarter as a result of the credit performance of the portfolios, including bankruptcies, global economic conditions, portfolio growth, and seasonal factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 20.

GLOBAL CORPORATE

                                                                             FIRST QUARTER
                                                                   -----------------------------------       %
IN MILLIONS OF DOLLARS                                                   2001           2000 (1)           Change
-----------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                                 $3,176           $2,692              18
Adjusted operating expenses (2)                                          1,707            1,442              18
Provisions for credit losses                                               267              177              51
                                                                   -----------------------------------
CORE INCOME BEFORE TAXES AND MINORITY INTEREST                           1,202            1,073              12
Income taxes                                                               435              392              11
Minority interest, after-tax                                                 4                -              NM
                                                                   -----------------------------------
CORE INCOME                                                                763              681              12
Restructuring-related items, after-tax                                     (27)               -              NM
                                                                   -----------------------------------
INCOME                                                                  $  736           $  681               8
=======================================================================================================================

(1)      Reclassified to conform to the current period's presentation.
(2)      Excludes restructuring-related items.
NM       Not meaningful
--------------------------------------------------------------------------------

The Global Corporate business serves corporations, financial institutions, governments, investors, and other participants in capital markets throughout the world and consists of the Corporate and Investment Bank and Emerging Markets Corporate Banking & Global Transaction Services (EM Corporate & GTS).

Global Corporate reported core income of $763 million in the 2001 first quarter, up $82 million or 12% from the 2000 first quarter. The increase in core income reflected growth in EM Corporate & GTS, up $93 million to $454 million, partially offset by a decrease in the Corporate and Investment Bank, down $11 million to $309 million. EM Corporate & GTS core income growth was driven by growth in trading-related and transaction services revenues along with lower credit losses. The Corporate and Investment Bank decline was primarily due to higher credit costs and increased compensation costs, partially offset by revenue growth.

Income of $736 million in the 2001 first quarter included a restructuring-related charge of $27 million ($43 million pretax).

The businesses of Global Corporate are significantly affected by the levels of activity in the global capital markets which, in turn, are influenced by macro-economic and political policies and developments, among other factors, in the 100 countries in which the businesses operate. Global economic and market events can have both positive and negative effects on the revenue performance of the businesses and can affect credit performance. Losses on commercial lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 20.

CORPORATE AND INVESTMENT BANK

                                                                             FIRST QUARTER                   %
                                                                   -----------------------------------
IN MILLIONS OF DOLLARS                                                   2001           2000 (1)           Change
-----------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                                 $1,280           $1,092              17
Adjusted operating expenses (2)                                            579              498              16
Provision for credit losses                                                220               90             144
                                                                   -----------------------------------
CORE INCOME BEFORE TAXES                                                   481              504              (5)
Income taxes                                                               172              184              (7)
                                                                   -----------------------------------
CORE INCOME                                                                309              320              (3)
Restructuring-related items, after-tax                                     (25)               -              NM
                                                                   -----------------------------------
INCOME                                                                  $  284           $  320             (11)
-----------------------------------------------------------------------------------------------------------------------

(1)      Reclassified to conform to the current period's presentation.
(2)      Excludes restructuring-related items.
NM       Not meaningful
--------------------------------------------------------------------------------

The Corporate and Investment Bank, through the Global Relationship Bank (excluding Transaction Services), provides products and services that include foreign exchange, structured products, derivatives, and loans. Through CitiCapital, the Corporate and Investment Bank provides leasing and commercial finance products. During the second quarter of 2000, CitiCapital strengthened its position in the U.S. leasing market through the purchase of Copelco.

The Corporate and Investment Bank reported core income of $309 million in the 2001 first quarter, down $11 million or 3% from $320 million in the 2000 first quarter. The decline was primarily due to higher credit costs and increased compensation costs, partially offset by revenue growth. Income of $284 million in the 2001 first quarter included a restructuring-related charge of $25 million ($40 million pretax). See Note 6 of Notes to Consolidated Financial Statements for a discussion of the restructuring-related items.

Revenues, net of interest expense, of $1.280 billion increased $188 million or 17% in the 2001 first quarter compared to the 2000 first quarter, primarily due to growth in net interest and dividend income and investment banking revenue. Net interest and dividend income grew 32% in the 2001 first quarter to $609 million and reflected growth in the loan portfolio and the addition of Copelco. Investment banking revenue of $140 million increased $45 million or 48% from the year-ago period, mainly due to growth in Structured Products and Fixed Income.

Adjusted operating expenses were $579 million in the 2001 first quarter, up $81 million or 16% from a year ago. The increase in expenses was due to higher compensation costs and the acquisition of Copelco in the second quarter of 2000.

The provision for credit losses was $220 million in the 2001 first quarter compared to $90 million in the 2000 first quarter, reflecting increases in CitiCapital and Corporate Finance. The increase in CitiCapital was due to higher loss rates from the transportation portfolio and the inclusion of losses at Copelco. The increase in Corporate Finance was primarily due to a write-down on a loan in the retail industry.

Cash-basis loans at March 31, 2001 and 2000 were $1.376 billion and $603 million, respectively, while the OREO portfolio totaled $108 million and $141 million, respectively, and Other Repossessed Assets were $285 million and $98 million, respectively. Approximately half of the increase in cash-basis loans compared to the 2000 first quarter was in CitiCapital, primarily related to the transportation portfolio and the addition of Copelco. The balance of the increase was attributable to borrowers in the retail, telecommunication, and utility industries. The improvements in OREO were primarily related to the North America real estate portfolio. The increase in Other Repossessed Assets was primarily due to increased repossessed transportation equipment in CitiCapital. Losses on commercial lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Net credit losses and cash-basis loans may increase from 2001 first quarter levels if U.S. economic conditions continue to weaken. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 20.

EMERGING MARKETS CORPORATE BANKING AND GLOBAL TRANSACTION SERVICES

                                                                             FIRST QUARTER
                                                                   -----------------------------------       %
IN MILLIONS OF DOLLARS                                                   2001           2000 (1)           Change
-----------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                                 $1,896           $1,600              19
Adjusted operating expenses (2)                                          1,128              944              19
Provision for credit losses                                                 47               87             (46)
                                                                   -----------------------------------
CORE INCOME BEFORE TAXES AND MINORITY INTEREST                             721              569              27
Income taxes                                                               263              208              26
Minority interest, after-tax                                                 4                -              NM
                                                                   -----------------------------------
CORE INCOME                                                                454              361              26
Restructuring-related items, after-tax                                      (2)               -              NM
                                                                   -----------------------------------
INCOME                                                                  $  452           $  361              25
-----------------------------------------------------------------------------------------------------------------------
Average assets (IN BILLIONS OF DOLLARS)                                   $115              $98              17
Return on assets                                                          1.60%            1.48%
-----------------------------------------------------------------------------------------------------------------------

(1)      Reclassified to conform to the current period's presentation.
(2)      Excludes restructuring-related items.
NM       Not meaningful.
--------------------------------------------------------------------------------

Citicorp's EM Corporate & GTS business offers a wide array of banking and financial services products in the emerging markets and also includes the global operations of Transaction Services. In June 2000, EM Corporate & GTS completed the acquisition of a majority interest in Bank Handlowy, a leading bank in Poland.

EM Corporate & GTS core income totaled $454 million in the 2001 first quarter, up $93 million or 26% from the 2000 first quarter, reflecting growth in trading-related revenues, double digit growth in transaction services, the contribution of Bank Handlowy including a merger-related gain, and the impact of capital hedging. The improvement in core income was driven by growth across all regions and was led by CEEMEA, up $71 million to $157 million, Asia, up $20 million to $156 million, and Latin America, up $16 million to $177 million. Income of $452 million in the 2001 first quarter included a restructuring-related charge of $2 million ($3 million pretax).

Revenues, net of interest expense, of $1.896 billion in the 2001 first quarter grew $296 million or 19% compared with the 2000 first quarter. Revenue growth was led by CEEMEA, up 60% primarily due to the acquisition of Bank Handlowy and growth in trading-related and transaction services revenues. Asia revenues were up 7% as growth in trading-related and transaction services revenues were partially offset by lower securities transactions. Latin America revenues were up 6% from the 2000 first quarter, primarily reflecting growth in trading-related revenues.

Adjusted operating expenses in the 2001 first quarter increased $184 million or 19% to $1.128 billion (up 15% excluding the impact of the acquisition of Bank Handlowy). Expense growth was primarily due to the addition of Bank Handlowy and investments in Internet initiatives along with other volume-related increases.

The provision for credit losses totaled $47 million, down $40 million or 46% compared to the 2000 first quarter. The decline reflected improvements across all regions. Cash-basis loans at March 31, 2001 were $1.205 billion, up $139 million from March 31, 2000 principally due to the acquisition of Bank Handlowy along with increases in Latin America, partially offset by improvements in Asia. Losses on commercial lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Net credit losses and cash-basis loans may increase from 2001 first quarter levels due to global economic developments, sovereign or regulatory actions and other factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 20.

COMMERCIAL PORTFOLIO REVIEW

Commercial loans are identified as impaired and placed on a nonaccrual basis when it is determined that the payment of interest or principal is doubtful of collection or when interest or principal is past due for 90 days or more, except when the loan is well-secured and in the process of collection. Impaired commercial loans are written down to the extent that principal is judged to be uncollectible. Impaired collateral-dependent loans are written down to the lower of cost or collateral value. The following table summarizes commercial cash-basis loans at period-end and net credit losses for the three months ended.


                                                                    MAR. 31,            Dec. 31,          Mar. 31,
IN MILLIONS OF DOLLARS                                                   2001           2000 (1)          2000 (1)
-----------------------------------------------------------------------------------------------------------------------
COMMERCIAL CASH-BASIS LOANS
   Corporate and Investment Bank                                        $1,376          $   960           $   603
   EM Corporate & GTS                                                    1,205            1,148             1,066
                                                                   ----------------------------------------------------
Total Global Corporate                                                   2,581            2,108             1,669
Investment Activities                                                        8                2                11
                                                                   ----------------------------------------------------
TOTAL COMMERCIAL CASH-BASIS LOANS                                       $2,589           $2,110            $1,680
-----------------------------------------------------------------------------------------------------------------------
NET CREDIT LOSSES
   Corporate and Investment Bank                                          $219             $201             $  87
   EM Corporate & GTS                                                       48               37                87
                                                                   ----------------------------------------------------
TOTAL NET CREDIT LOSSES                                                   $267             $238              $174
-----------------------------------------------------------------------------------------------------------------------

(1)      Reclassified to conform to the current period's presentation.
--------------------------------------------------------------------------------

Total commercial cash-basis loans were $2.589 billion, $2.110 billion, and $1.680 billion at March 31, 2001, December 31, 2000, and March 31, 2000, respectively. Cash-basis loans in the Corporate and Investment Bank of $1.376 billion at March 31, 2001 increased $773 million from a year ago. Approximately half of the increase was in CitiCapital and was primarily related to the transportation portfolio and the addition of Copelco. The balance of the Corporate and Investment Bank increase was attributable to borrowers in the retail, telecommunication, and utility industries. EM Corporate & GTS cash-basis loans were $1.205 billion at March 31, 2001, up 13% from a year ago, primarily due to the acquisition of Bank Handlowy along with increases in Latin America, partially offset by improvements in Asia.

Total commercial net credit losses of $267 million in the first quarter of 2001 increased $93 million compared to the first quarter of 2000, primarily reflecting increases in the Corporate and Investment Bank and partially offset by a decline in EM Corporate & GTS. Corporate and Investment Bank net credit losses of $219 million were up $132 million compared to the first quarter of 2000, reflecting increases in CitiCapital and Corporate Finance. The increase in CitiCapital was due to higher loss rates from the transportation portfolio and the inclusion of losses for Copelco, which was acquired in the second quarter of 2000. Corporate Finance net credit losses increased due to a write-down on a loan in the retail industry. EM Corporate & GTS net credit losses in the first quarter of 2001 were down $39 million compared to the first quarter of 2000, reflecting improvements in all regions. For a further discussion of trends by business, see the business discussions on pages 15 - 16.

Citicorp's allowance for credit losses of $8.957 billion is available to absorb all probable credit losses inherent in the portfolio. For analytical purposes only, the portion of Citicorp's allowance for credit losses attributed to the commercial portfolio was $4.001 billion at March 31, 2001 compared to $4.015 billion and $3.673 billion at December 31, 2000 and March 31, 2000, respectively. The increase in the allowance in 2000 primarily reflects an increase related to the transportation portfolio and the impact of acquisitions. The decrease in the allowance as a percentage of total commercial loans compared to December 31, 2000 was primarily due to growth in the commercial loan portfolio. Losses on commercial lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Commercial net credit losses and cash-basis loans may increase from 2001 first quarter levels due to U.S. and global economic developments, sovereign or regulatory actions, and other factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 20.


                                                                        MAR. 31,        Dec. 31,          Mar. 31,
IN BILLIONS OF DOLLARS                                                   2001           2000 (1)          2000 (1)
-----------------------------------------------------------------------------------------------------------------------
Commercial allowance for credit losses                                   $4.001           $4.015            $3.673
As a percentage of total commercial loans                                 2.75%            2.92%             3.02%
-----------------------------------------------------------------------------------------------------------------------

(1)      Reclassified to conform to the current period's presentation.
--------------------------------------------------------------------------------

GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING

                                                                             FIRST QUARTER                   %
                                                                   -----------------------------------
IN MILLIONS OF DOLLARS                                                   2001           2000 (1)           Change
-----------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                                   $570             $481              19
Total operating expenses                                                   393              326              21
Provision for credit losses                                                  2               22             (91)
                                                                   -----------------------------------
INCOME BEFORE TAXES AND MINORITY INTEREST                                  175              133              32
Income taxes                                                                65               50              30
Minority interest, after-tax                                                 1                -              NM
                                                                   -----------------------------------
INCOME                                                                    $109            $  83              31
-----------------------------------------------------------------------------------------------------------------------

(1)  Reclassified to conform to the current period's presentation.
NM   Not meaningful
--------------------------------------------------------------------------------

Global Investment Management and Private Banking comprises Citibank Asset Management and The Citigroup Private Bank. These businesses offer a broad range of asset management products and services including mutual funds, closed-end funds, managed accounts, pension administration, and personalized wealth management services distributed to institutional, high net worth, and retail clients.

Global Investment Management and Private Banking income in the 2001 first quarter increased to $109 million, up $26 million or 31% from the 2000 first quarter. The increase in income reflected continued customer revenue momentum within The Citigroup Private Bank along with the impact of acquisitions in Citibank Asset Management and a lower provision for credit losses.

CITIBANK ASSET MANAGEMENT

                                                                             FIRST QUARTER                   %
                                                                   -----------------------------------
IN MILLIONS OF DOLLARS                                                   2001           2000 (1)           Change
-----------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                                   $181             $119              52
Total operating expenses                                                   159              113              41
                                                                   -----------------------------------
INCOME BEFORE TAXES AND MINORITY INTEREST                                   22                6             267
Income taxes                                                                 9                3             200
Minority interest, after-tax                                                 1                -              NM
                                                                   -----------------------------------
INCOME                                                                   $  12            $   3             300
-----------------------------------------------------------------------------------------------------------------------
ASSETS UNDER MANAGEMENT  (IN BILLIONS OF DOLLARS)  (2) (3)                $158             $149               6
-----------------------------------------------------------------------------------------------------------------------

(1)  Reclassified to conform to the current period's presentation.
(2)  Includes $29 billion and $31 billion in 2001 and 2000, respectively, for Citigroup Private Bank clients.
(3)  Includes Emerging Markets Pension Administration assets under management of $6 billion and $1 billion in 2001 and 2000, respectively.
NM   Not meaningful
--------------------------------------------------------------------------------

Citibank Asset Management offers institutional, high net worth, and retail clients a broad range of investment alternatives from investment centers located around the world and also includes the pension administration businesses of Global Retirement Services. Products and services offered include mutual funds, closed-end funds, separately managed accounts, and pension administration.

Income of $12 million in the 2001 first quarter increased $9 million from the 2000 first quarter, reflecting the impact of Latin American acquisitions in the Global Retirement Services business, partially offset by increased expenses.

Assets under management rose 6% from the year-ago quarter to $158 billion, reflecting strong net flows and the impact of acquisitions in Global Retirement Services, partially offset by negative market activity. Money fund assets grew $11 billion or 41% from the 2000 first quarter. Mutual fund and managed account assets were down 20% and 9%, respectively, mainly due to negative market activity.

Revenues, net of interest expense, increased $62 million or 52% to $181 million in the 2001 first quarter. The increase was primarily due to acquisitions in the Global Retirement Services business.

Operating expenses of $159 million in the 2001 first quarter were up $46 million or 41% from the prior-year quarter, reflecting the impact of acquisitions as well as continued investments in sales and marketing activities and research, and quantitative and technology platforms.

THE CITIGROUP PRIVATE BANK

                                                                             FIRST QUARTER
                                                                   -----------------------------------       %
IN MILLIONS OF DOLLARS                                                   2001           2000 (1)           Change
-----------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                                   $389             $362               7
Total operating expenses                                                   234              213              10
Provision for credit losses                                                  2               22             (91)
                                                                   -----------------------------------
INCOME BEFORE TAXES                                                        153              127              20
Income taxes                                                                56               47              19
                                                                   -----------------------------------
INCOME                                                                   $  97            $  80              21
-----------------------------------------------------------------------------------------------------------------------
Average assets (IN BILLIONS OF DOLLARS)                                    $25              $23               9
Return on assets                                                          1.57%            1.40%
-----------------------------------------------------------------------------------------------------------------------
 Client business volumes under management (IN BILLIONS OF DOLLARS)        $146             $144               1
-----------------------------------------------------------------------------------------------------------------------

(1)      Reclassified to conform to the current period's presentation.
--------------------------------------------------------------------------------

The Citigroup Private Bank provides personalized wealth management services for high net worth clients around the world. The Citigroup Private Bank reported income in the 2001 first quarter of $97 million, up $17 million or 21% from the 2000 first quarter, primarily reflecting a lower provision for credit losses and growth in transaction-based revenue.

Client business volumes under management, which include custody accounts, client assets under fee-based management, deposits, and loans, were $146 billion at the end of the 2001 first quarter, up 1% from $144 billion at the end of the year-ago quarter. The increase primarily reflects growth in the U.S., Japan, Asia, and Latin America that was partially offset by decreases in Europe and CEEMEA.

Revenues, net of interest expense, in the 2001 first quarter were $389 million, up $27 million or 7% from the 2000 first quarter. Net interest and recurring fee-based revenues increased $17 million or 7% while transaction-based revenues, including trading, placement, and performance fees, increased $13 million or 15%. The increase in revenues reflected growth in most regions with Asia up $13 million or 19%, the U.S. up $9 million or 7%, Japan up $8 million or 28%, and Latin America up $7 million or 11%.

Operating expenses of $234 million in the 2001 first quarter were up $21 million or 10% from the prior-year quarter, primarily reflecting higher levels of revenues and investment spending in front-end sales and servicing capabilities.

The provision for credit losses in the 2001 first quarter was $2 million, compared with $22 million in the 2000 first quarter. The decline was primarily related to a provision taken in the prior-year quarter for a loan in Europe. Loans 90 days or more past due at quarter-end were $65 million or 0.27% of total loans outstanding, compared with $87 million or 0.37% at the end of the 2000 first quarter.

Average assets of $25 billion in the 2001 first quarter rose $2 billion or 9% from $23 billion in the 2000 first quarter. The growth was primarily due to higher loans.

CORPORATE/OTHER

                                                                             FIRST QUARTER
                                                                   -----------------------------------
IN MILLIONS OF DOLLARS                                                   2001            2000 (1)
------------------------------------------------------------------------------------------------------
ADJUSTED REVENUES, NET OF INTEREST EXPENSE (2)                             $87            ($   9)
Adjusted operating expenses (2)                                             56               298
Adjusted credit for benefits, claims, and credit losses (2)                  -                (1)
                                                                   -----------------------------------
CORE INCOME (LOSS) BEFORE TAX BENEFITS                                      31              (306)
Income tax benefits                                                         18              (136)
                                                                   -----------------------------------
CORE INCOME (LOSS)                                                          13              (170)
Housing Finance unit charge, after-tax                                       -               (71)
Restructuring-related items, after-tax                                       -                (8)
                                                                   -----------------------------------
INCOME (LOSS)                                                              $13             ($249)
------------------------------------------------------------------------------------------------------

(1)  Reclassified to conform to the current period's presentation.
(2)  Excludes Housing Finance unit charge and restructuring-related items.
--------------------------------------------------------------------------------

Corporate/Other includes net corporate treasury results, corporate staff and other corporate expenses, certain intersegment eliminations, and the remainder of Internet-related development activities (e-Citi) not allocated to the individual businesses.

Adjusted revenues, net of interest expense, in the 2001 first quarter increased by $96 million from the 2000 first quarter, primarily reflecting lower treasury costs. Adjusted operating expenses decreased $242 million over the prior-year period, primarily reflecting a 2000 first quarter $108 million pretax expense for the contribution of appreciated venture capital securities to Citigroup's Foundation, which had minimal impact on Citicorp's earnings after related tax benefits and investment gains. Results in the 2001 first quarter also reflect lower technology expenses due to costs associated with year 2000 remediation in the prior-year quarter and lower intersegment eliminations.

The Housing Finance unit charge in the 2000 first quarter represented an after-tax charge of $71 million related to the discontinuance of the loan origination operations of Associates' manufactured housing business.

INVESTMENT ACTIVITIES

                                                                             FIRST QUARTER
                                                                   -----------------------------------
IN MILLIONS OF DOLLARS                                                   2001            2000 (1)
------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                                  ($52)           $1,231
Total operating expenses                                                   27                24
                                                                   -----------------------------------
INCOME BEFORE TAXES AND MINORITY INTEREST                                 (79)            1,207
Income taxes (benefits)                                                   (27)              440
Minority interest, after-tax                                               (2)                -
                                                                   -----------------------------------
INCOME (LOSS)                                                            ($50)           $  767
------------------------------------------------------------------------------------------------------

(1)      Reclassified to conform to the current period's presentation.
--------------------------------------------------------------------------------

Investment Activities primarily consists of Citicorp's venture capital activities, securities transactions related to certain corporate investments, and the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature.

Revenues, net of interest expense, of ($52) million for the 2001 first quarter decreased $1.3 billion from 2000, primarily reflecting a decrease in venture capital results and lower realized gains in corporate investments compared to the exceptionally strong equity markets in the 2000 first quarter. The 2000 first quarter included writedowns in the refinancing portfolio.

Investment Activities results may fluctuate in the future as a result of market and asset-specific factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See
"Forward-Looking Statements" below.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could". These forward-looking statements involve risks and uncertainties including, but not limited to, global economic and political conditions, levels of activity in the global capital markets, portfolio growth, the maturity of previous portfolio acquisitions, the credit performance of the portfolios, including bankruptcies, and seasonal factors; changes in general economic conditions including uncertainty in the U.S. economy, the performance of global financial markets, and prevailing inflation and interest rates; results of various Investment Activities; the impact of proposed rules that would govern the regulatory treatment of merchant banking investments and certain similar equity investments in nonfinancial companies and possible amendments to, and interpretations of, risk-based capital guidelines and reporting instructions; the resolution of legal proceedings and related matters; and the Company's success in managing the costs associated with the expansion of existing distribution channels and developing new ones, and in realizing increased revenues from such distribution channels, including cross-selling initiatives and electronic commerce-based efforts.

MANAGING GLOBAL RISK

The Citicorp Risk Management framework recognizes the wide range and diversity of global business activities by balancing strong corporate oversight with defined independent risk management functions at the business level. The Citicorp Risk Management Framework is described in detail in Citicorp's 2000 Form 10-K.

THE CREDIT RISK MANAGEMENT PROCESS

The credit risk management process at Citicorp relies on corporate-wide standards to ensure consistency and integrity, with business-specific policies and practices to ensure applicability and ownership. Citicorp's credit risk management process is described in detail in Citicorp's 2000 Form 10-K.

THE MARKET RISK MANAGEMENT PROCESS

Market risk encompasses liquidity risk and price risk, both of which arise in the normal course of business of a global financial intermediary. Liquidity risk is the risk that some entity, in some location and in some currency, may be unable to meet a financial commitment to a customer, creditor, or investor when due.

Market risk at Citicorp is managed through corporate-wide standards and business-specific policies and procedures which are described more fully in the Citicorp 2000 Form 10-K.

Price risk is the risk to earnings that arises from changes in interest rates, foreign exchange rates, equity and commodity prices, and in their implied volatilities. Price risk arises in Non-Trading Portfolios, as well as in Trading Portfolios.

NON-TRADING PORTFOLIOS

Price risk in non-trading portfolios is measured predominantly through Earnings-at-Risk and Factor Sensitivity techniques. These measurement techniques are supplemented with additional tools, including stress testing and cost-to-close analysis.

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

Earnings-at-Risk is the primary method for measuring price risk in Citicorp's non-trading portfolios. Earnings-at-Risk measures the pretax earnings impact of a specified upward and downward shift in the yield curve for the appropriate currency. Earnings-at-Risk is calculated separately for each currency and reflects the repricing gaps in the position as well as option positions, both explicit and embedded. U.S. dollar exposures are calculated by multiplying the gap between interest-sensitive items, including assets, liabilities, derivative instruments, and other off-balance sheet instruments, by 100 basis points. Non-U.S. dollar exposures are calculated utilizing the statistical equivalent of a 100 basis point change in interest rates and assumes no correlation between exposures in different currencies.

Citicorp's primary non-trading price risk exposure is to movements in U.S. dollar interest rates. Citicorp also has Earnings-at-Risk in various other currencies; however, there are no significant risk concentrations in any individual non-U.S. dollar currency.

The following table illustrates the impact to Citicorp pretax earnings from a 100 basis point increase or decrease in the U.S. dollar yield curve. As of March 31, 2001, a 100 basis point increase in U.S. dollar interest rates would have a potential negative impact of $279 million on pre-tax earnings within the next twelve months and the negative impact ranged from $249 million to $320 million at each month-end during the quarter. As of March 31, 2001, a 100 basis point decrease in U.S. dollar interest rates would have a potential positive impact of $293 million on pre-tax earnings over the next 12 months and the positive impact ranged from $293 million to $367 million at each month-end during the quarter. The potential impact on pre-tax earnings for periods beyond the first 12 months was an increase of $865 million from a 100 basis point increase in U.S. dollar interest rates and a decrease of $1,092 million from a 100 basis point decrease in U.S. dollar interest rates. The change in Earnings-at-Risk from the prior year reflects the growth in

Citicorp's fixed funding as well as the reduction in the use of derivatives in managing our risk portfolio. The change in Earnings-at-Risk from the prior quarter reflects the cancellation of receive fixed swaps, the growth in Citicorp's fixed funding, the change in mortgage prepayment characteristics in our portfolio as well as a change in our asset/liability mix.

As of March 31, 2001, the statistical equivalent of a 100 basis point increase in non-U.S. dollar interest rates would have a potential negative impact on Citicorp's pretax earnings of approximately $242 million within the next twelve months and the potential negative impact ranged from $198 million to $258 million at each month-end during the quarter. The statistical equivalent of a 100 basis point decrease in non-U.S. dollar interest rates would have a potential positive impact on Citicorp's pretax earnings of approximately $245 million within the next twelve months and the positive impact ranged from $201 million to $262 million at each month-end during the quarter. The potential impact on pre-tax earnings for periods beyond the first 12 months is a decrease of $246 million for the statistical equivalent of a 100 basis point increase in non-U.S. dollar interest rates and an increase of $259 million for the statistical equivalent of a 100 basis point decrease in non-U.S. dollar interest rates. The sensitivity to rising rates in the non-U.S. dollar Earnings-at-Risk from the prior year was relatively unchanged. The change in Earnings-at-Risk from the prior quarter reflects the change in the use of derivatives in managing the risk portfolio and the change in the asset/liability mix to reflect Citicorp's current view of interest rates.

EARNINGS-AT-RISK (IMPACT ON PRETAX EARNINGS) (1)


                               MARCH 31, 2001                      DECEMBER 31, 2000                      MARCH 31, 2000
IN MILLIONS OF         U.S. DOLLAR      NON-U.S. DOLLAR     U.S. DOLLAR      NON-U.S. DOLLAR      U.S. DOLLAR     NON-U.S. DOLLAR
DOLLARS                                       (2)                                  (2)                                  (2)
------------------------------------------------------------------------------------------------------------------------------------
                    INCREASE DECREASE  INCREASE DECREASE Increase  Decrease Increase Decrease  Increase Decrease Increase Decrease
                    ----------------------------------------------------------------------------------------------------------------
Twelve months and
less                 ($ 279) $    293    ($242)    $245    ($433)     $460    ($198)    $201     ($461)    $493    ($192)    $195
Thereafter              865   (1,043)     (246)     259      217      (320)    (105)     121        89     (138)    (260)     266
                    ----------------------------------------------------------------------------------------------------------------
Total                  $586    ($750)    ($488)    $504    ($216)    ($140)   ($303)    $322     ($372)    $355    ($452)    $461
------------------------------------------------------------------------------------------------------------------------------------

(1) Prior-year information has been restated to reflect reorganizations and a change in assumptions (specifically revising the measurement of Earnings-at-Risk from a two standard deviation change in interest rates to a 100 basis point change). These changes were made to reflect a more consistent view for managing price risk throughout the organization.

(2) Primarily results from Earnings-at-Risk in the Euro, Brazil Real and Singapore Dollar.
--------------------------------------------------------------------------------

TRADING PORTFOLIOS

Price risk in trading portfolios is measured through a complementary set of tools, including Factor Sensitivities, Value-at-Risk, and Stress Testing. Each trading portfolio has its own market risk limit framework, encompassing these measures and other controls, including permitted product lists and a new, complex product approval process, established by the business, and approved by independent market risk management.

Factor Sensitivities are defined as the change in the value of a position for a defined change in a market risk factor (e.g., the change in the value of a Treasury bill for a 1 basis point change in interest rates). It is the responsibility of independent market risk management to ensure that factor sensitivities are calculated, monitored, and, in some cases, limited for all relevant risks taken in a trading portfolio. Value-at-Risk estimates the potential decline in the value of a position or a portfolio, under normal market conditions, over a one-day holding period, at a 99% confidence level. The Value-at-Risk method incorporates the Factor Sensitivities of the trading portfolio with the volatilities and correlations of those factors.

Stress Testing is performed on trading portfolios on a regular basis, to estimate the impact of extreme market movements. Stress Testing is performed on individual trading portfolios, as well as on aggregations of portfolios and businesses, as appropriate. It is the responsibility of independent market risk management, in conjunction with the businesses, to develop stress scenarios, review the output of periodic stress testing exercises, and utilize the information to make judgments as to the ongoing appropriateness of exposure levels and limits.

New and/or complex products in trading portfolios are required to be reviewed and approved by the Global Corporate Capital Markets Approval Committee (CMAC). The CMAC is responsible for ensuring that all relevant risks are identified and understood, and can be measured, managed, and reported in accordance with applicable Global Corporate policies and practices. The CMAC is made up of senior representatives from market and credit risk management, legal, accounting, operations, and other support areas, as required. The level of price risk exposure at any given point in time depends on the market environment and expectations of future price and market movements, and will vary from period to period.

For Citicorp's major trading centers, the aggregate pretax Value-at-Risk in the trading portfolios was $31 million at March 31, 2001. Daily exposures averaged $26 million during the first quarter and ranged from $19 million to $34 million.

The following table summarizes Value-at-Risk in the trading portfolios as of March 31, 2001 and December 31, 2000, along with the averages.

                                                                                      2001                               Full
                                                                                     FIRST                               Year
                                                                  MARCH 31,         QUARTER         December 31          2000
IN MILLIONS OF DOLLARS                                              2001            AVERAGE            2000             Average
------------------------------------------------------------------------------------------------------------------------------------
Interest rate                                                        $28               $19              $18               $17
Foreign exchange                                                      12                11                9                 9
Equity                                                                 9                11               20                14
All other (primarily commodity)                                        6                 8                9                 5
Covariance adjustment                                                (24)              (23)             (27)              (21)
                                                              ----------------------------------------------------------------------
Total                                                                $31               $26              $29               $24
====================================================================================================================================

The table below provides the range of Value-at-Risk in the trading portfolios that was experienced during the first quarter of 2001 and all of 2000.

                                                                             2001                               2000
                                                              ----------------------------------------------------------------------
IN MILLIONS OF DOLLARS                                               LOW              HIGH              Low              High
------------------------------------------------------------------------------------------------------------------------------------
Interest rate                                                       $13               $29              $13               $29
Foreign exchange                                                      6                19                5                18
Equity                                                                6                26                9                31
All other (primarily commodity)                                       6                 9                1                18
====================================================================================================================================

MANAGEMENT OF CROSS-BORDER RISK

Cross-border risk is the risk that Citicorp will be unable to obtain payment from customers on their contractual obligations as a result of actions taken by foreign governments such as exchange controls, debt moratoria, and restrictions on the remittance of funds. Citicorp manages cross-border risk as part of the Citigroup Risk Management framework described in the Citicorp 2000 Form 10-K.

The following table presents total cross-border outstandings and commitments on a regulatory basis in accordance with FFIEC guidelines. Total cross-border outstandings include cross-border claims on third parties as well as investments in and funding of local franchises, as described in the Citicorp 2000 Form 10-K. Countries with outstandings greater than 0.75% of Citicorp assets at March 31, 2001 and December 31, 2000 include:


                                                                                                MARCH 31, 2001   December 31, 2000
                                        -----------------------------------------------------------------------  ------------------
                                            CROSS-BORDER CLAIMS ON THIRD PARTIES               TOTAL              Total
                                        -----------------------------------------                                Cross-
                                                                       TRADING  INVESTMENTS   CROSS-             Border
                                                                           AND       IN AND   BORDER               Out-
                                                                        SHORT-      FUNDING     OUT-             stand-
                                                                          TERM     OF LOCAL   STAND-   COMMIT-     ings   Commit-
IN BILLIONS OF  DOLLARS                 BANKS    PUBLIC PRIVATE TOTAL  CLAIMS(1)  FRANCHISES    INGS   MENTS (2)          ments (2)
-----------------------------------------------------------------------------------------------------------------------------------
Italy                                     $2.5     $4.4   $0.9    $7.8    $5.8       $1.8     $9.6     $4.5        $7.4      $5.7
Brazil                                     1.0      0.5    3.3     4.8     3.0        4.4      9.2      0.1         7.9       0.2
Germany                                    4.4      0.1    2.1     6.6     4.9        1.4      8.0      6.5         6.6       6.8
United Kingdom                             1.4       -     3.7     5.1     4.2        1.2      6.3     15.8         4.2      14.9
Canada                                     1.8       -     1.4     3.2     1.8        3.0      6.2      4.9         7.1       4.9
France                                     3.5      0.2    2.2     5.9     4.3        0.2      6.1      8.5         5.4       8.3
Netherlands                                1.6      0.5    3.1     5.2     3.7         -       5.2      2.2         4.5       1.8
===================================================================================================================================

(1)      Included in total cross-border claims on third parties.
(2) Commitments (not included in total cross-border outstandings) include legally binding cross-border letters of credit and other commitments and contingencies as defined by the FFIEC.
------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Citicorp manages liquidity through a well-defined process described in the Citicorp 2000 Form 10-K.

A diversity of funding sources, currencies, and maturities is used to gain a broad access to the investor base. Citicorp's deposits, which represented 56% of its total funding at March 31, 2001 and 55% of its total funding at December 31, 2000, are broadly diversified by both geography and customer segments.

Stockholder's equity, which grew $47 million during the first three months of 2001 to $47.9 billion at March 31, 2001, continues to be an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp and its subsidiaries. Total Citicorp long-term debt outstanding at the end of the 2001 first quarter was $86.3 billion, up from $80.3 billion at 2000 year- end. Asset securitization programs remain an important source of liquidity. Loans securitized during the first three months of 2001 included $6.7 billion of U.S. credit cards and $4.0 billion of U.S. consumer mortgages. As previous credit card securitizations amortize, newly-originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. During the first quarter of 2001, the scheduled amortization of certain credit card securitization transactions made available $3.6 billion of new receivables. In addition, at least $9.5 billion of credit card securitization transactions are scheduled to amortize during the rest of 2001.

Citicorp is a legal entity separate and distinct from Citibank, N.A. and its other subsidiaries and affiliates. As discussed in the Citicorp 2000 Form 10-K, there are various legal limitations on the extent to which Citicorp's subsidiaries may extend credit, pay dividends, or otherwise supply funds to Citicorp. As of March 31, 2001, under their applicable dividend limitations, Citicorp's national and state-chartered bank subsidiaries could have declared dividends to their respective parent companies without regulatory approval of approximately $7.1 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that, as of March 31, 2001, its bank subsidiaries could have distributed dividends to Citicorp, directly or through their parent holding company, of approximately $6.2 billion of the available $7.1 billion.

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

CITICORP RATIOS

                                                                             MAR. 31,          Dec. 31,
                                                                               2001              2000
------------------------------------------------------------------------------------------------------------
Tier 1 Capital                                                                  8.34%             8.41%
Total Capital (Tier 1 and Tier 2)                                              12.51             12.29
Leverage (1)                                                                    7.32              7.54
Common Stockholder's Equity                                                     8.47              8.68
============================================================================================================

(1)      Tier 1 capital divided by adjusted average assets.
--------------------------------------------------------------------------------

Citicorp maintained a strong capital position during the 2001 first quarter. Total capital (Tier 1 and Tier 2) amounted to $59.6 billion at March 31, 2001, representing 12.51% of net risk adjusted assets. This compares with $58.0 billion and 12.29% at December 31, 2000. Tier 1 capital of $39.7 billion at March 31, 2001 represented 8.34% of net risk adjusted assets, compared with $39.7 billion and 8.41% at December 31, 2000. The Tier 1 capital ratio at March 31, 2001 was above Citicorp's target range of 8.00% to 8.30%.

COMPONENTS OF CAPITAL UNDER REGULATORY GUIDELINES

                                                                                                     MAR. 31,          Dec. 31,
IN MILLIONS OF DOLLARS                                                                                 2001              2000
------------------------------------------------------------------------------------------------------------------------------------
TIER 1 CAPITAL
Common Stockholder's Equity                                                                          $47,912           $47,865
Mandatorily Redeemable Securities of Subsidiary Trusts                                                   975               975
Minority Interest                                                                                        339               334
Accumulated net losses on cash flow hedges, net of tax                                                     6                 -
Net Unrealized (Gains)/Losses on Securities Available for Sale (1)                                       (43)               14
Less: Intangible Assets (2)                                                                           (9,348)           (9,442)
      Net unrealized losses on Available-for-Sale Equity Securities, net of tax (1)                      (92)              (15)
      50% Investment in Certain Subsidiaries (3)                                                         (34)              (29)
                                                                                                 -----------------------------------
TOTAL TIER 1 CAPITAL                                                                                  39,715            39,702
------------------------------------------------------------------------------------------------------------------------------------
TIER 2 CAPITAL
Allowance for Credit Losses (4)                                                                        5,992             5,938
Qualifying Debt (5)                                                                                   13,911            12,399
Less: 50% Investment in Certain Subsidiaries (3)                                                         (33)              (29)
                                                                                                 -----------------------------------
TOTAL TIER 2 CAPITAL                                                                                  19,870            18,308
                                                                                                 -----------------------------------
TOTAL CAPITAL (TIER 1 AND TIER 2)                                                                    $59,585           $58,010
====================================================================================================================================
NET RISK-ADJUSTED ASSETS (6)                                                                        $476,324          $471,936
====================================================================================================================================

(1) Tier 1 capital excludes unrealized gains and losses on debt securities available for sale in accordance with regulatory risk-based capital guidelines. The federal bank regulatory agencies permit institutions to include in Tier 2 capital up to 45% of pretax net unrealized holding gains on available-for-sale equity securities with readily determinable fair values. Institutions are required to deduct from Tier 1 capital net unrealized holding losses on available-for-sale equity securities with readily determinable fair values, net of tax.
(2)  Includes goodwill and certain other identifiable intangible assets.
(3) Represents investment in certain overseas insurance activities and unconsolidated banking and finance subsidiaries.
(4) Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.
(5)  Includes qualifying senior and subordinated debt in an amount not exceeding 50% of Tier 1 capital, and subordinated capital notes subject to certain limitations. Tier 2 capital included $8.3 billion of subordinated debt issued to Citigroup (Parent Company) at March 31,
     2001 and $6.3 billion at December 31, 2000.
(6) Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $21.6 billion for interest rate, commodity, and equity derivative contracts and foreign exchange contracts as of March 31, 2001, compared to $20.4 billion as of
     December 31, 2000. Net risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses.
--------------------------------------------------------------------------------

Common stockholder's equity increased $47 million during the 2001 first quarter to $47.9 billion at March 31, 2001, representing 8.47% of assets, compared to 8.68% at December 31, 2000. The net increase in common stockholder's equity during the quarter principally reflected net income of $2.1 billion and a capital contribution from Citigroup (Parent Company) of $0.1 billion, offset by cash dividends declared of $2.1 billion.

The mandatorily redeemable securities of subsidiary trusts (trust securities) outstanding at March 31, 2001 of $975 million qualify as Tier 1 capital and are included in long-term debt on the balance sheet. For both the three months ended March 31, 2001 and 2000, interest expense on the trust securities amounted to $19 million.

Citicorp's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At March 31, 2001, all of Citicorp's subsidiary depository institutions were "well capitalized" under the federal bank regulatory agencies' definitions.

CITIBANK, N.A. RATIOS

                                                                                            MAR. 31,          Dec. 31,
                                                                                              2001              2000
---------------------------------------------------------------------------------------------------------------------------
Tier 1 Capital                                                                                 8.24%             8.46%
Total Capital (Tier 1 and Tier 2)                                                             12.40             12.64
Leverage                                                                                       6.52              6.66
Common Stockholder's Equity                                                                    6.93              7.12
===========================================================================================================================

Citibank's net income for the first quarter of 2001 amounted to $1.1 billion. During the quarter, Citibank paid a dividend of $1.1 billion to Citicorp (parent company). Citibank had $8.7 billion and $8.5 billion of subordinated notes outstanding at March 31, 2001 and December 31, 2000, respectively, that were issued to Citicorp (parent company) and included in Citibank's Tier 2 capital.

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

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                                     CITICORP AND SUBSIDIARIES

                                                                                                         THREE MONTHS ENDED
                                                                                                             MARCH 31,
                                                                                                 -----------------------------------
IN MILLIONS OF DOLLARS                                                                                2001              2000
------------------------------------------------------------------------------------------------------------------------------------
INTEREST REVENUE
Loans, including fees                                                                                 $9,967            $8,395
Deposits with banks                                                                                      353               256
Federal funds sold and securities purchased under resale agreements                                      131                72
Securities, including dividends                                                                          951               922
Trading account assets                                                                                   236               214
Loans held for sale                                                                                      392               138
                                                                                                 -----------------------------------
                                                                                                      12,030             9,997
                                                                                                 -----------------------------------
INTEREST EXPENSE
Deposits                                                                                               3,490             2,810
Trading account liabilities                                                                               14                19
Purchased funds and other borrowings                                                                     961               799
Long-term debt                                                                                         1,348             1,094
                                                                                                 -----------------------------------
                                                                                                       5,813             4,722
                                                                                                 -----------------------------------

NET INTEREST REVENUE                                                                                   6,217             5,275

BENEFITS, CLAIMS, AND CREDIT LOSSES
Policyholder benefits and claims expense                                                                 250               160
Provision for credit losses                                                                            1,464             1,309
                                                                                                 -----------------------------------

TOTAL BENEFITS, CLAIMS, AND CREDIT LOSSES                                                              1,714             1,469
                                                                                                 -----------------------------------

NET INTEREST REVENUE AFTER BENEFITS, CLAIMS, AND CREDIT LOSSES                                         4,503             3,806
                                                                                                 -----------------------------------

FEES, COMMISSIONS, AND OTHER REVENUE
Fees and commissions                                                                                   2,777             2,558
Foreign exchange                                                                                         488               422
Trading account                                                                                          603               369
Securities transactions                                                                                   97                41
Other revenue                                                                                            857             2,181
                                                                                                 -----------------------------------
                                                                                                       4,822             5,571
                                                                                                 -----------------------------------
OPERATING EXPENSE
Salaries                                                                                               2,270             2,060
Employee benefits                                                                                        441               434
                                                                                                 -----------------------------------
     Total employee                                                                                    2,711             2,494
Net premises and equipment                                                                               788               815
Restructuring - related items                                                                             62                20
Other expense                                                                                          2,361             2,264
                                                                                                 -----------------------------------
                                                                                                       5,922             5,593
                                                                                                 -----------------------------------
INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE               3,403             3,784

Income taxes                                                                                           1,265             1,368
Minority interest, net of income taxes                                                                     8                 5
                                                                                                 -----------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                                   2,130             2,411
Cumulative effect of accounting change (1)                                                               (33)                -
                                                                                                 -----------------------------------
NET INCOME                                                                                            $2,097            $2,411
====================================================================================================================================

(1)      Refers to the adoption of SFAS 133.

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

                                                                                                     CITICORP AND SUBSIDIARIES

                                                                                                     MARCH 31,
                                                                                                       2001          December 31,
IN MILLIONS OF DOLLARS                                                                              (UNAUDITED)          2000
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                            $  10,887         $  11,658
Deposits at interest with banks                                                                       19,277            16,160
Securities, at fair value
   Available for sale and short-term and other (including $918 and $1,158
     pledged to creditors at March 31, 2001 and December 31, 2000, respectively)                      54,100            52,458
   Venture capital                                                                                     4,865             5,204
Trading account assets (including $274 and $1,671 pledged to creditors at March 31, 2001
  and December 31, 2000, respectively)                                                                39,791            39,311
Loans held for sale                                                                                   15,317            13,327
Federal funds sold and securities purchased under resale agreements                                    9,743             4,704
Loans, net
   Consumer                                                                                          220,603           228,879
   Commercial                                                                                        145,234           137,709
                                                                                                 -----------------------------------
Loans, net of unearned income                                                                        365,837           366,588
   Allowance for credit losses                                                                        (8,957)           (8,961)
                                                                                                 -----------------------------------
     Total loans, net                                                                                356,880           357,627
Premises and equipment, net                                                                            5,739             5,904
Interest and fees receivable                                                                           5,116             5,438
Other assets                                                                                          43,881            39,816
                                                                                                 -----------------------------------
TOTAL ASSETS                                                                                        $565,596          $551,607
====================================================================================================================================
LIABILITIES
Non-interest-bearing deposits in U.S. offices                                                      $  16,764         $  21,702
Interest-bearing deposits in U.S. offices                                                             84,224            61,544
Non-interest-bearing deposits in offices outside the U.S.                                             14,065            13,905
Interest-bearing deposits in offices outside the U.S.                                                200,062           205,564
                                                                                                 -----------------------------------
     Total deposits                                                                                  315,115           302,715
Trading account liabilities                                                                           28,917            27,778
Purchased funds and other borrowings                                                                  54,132            60,834
Accrued taxes and other expense                                                                       11,175            10,434
Other liabilities                                                                                     22,071            21,646
Long-term debt                                                                                        86,274            80,335

STOCKHOLDER'S EQUITY
Common stock: ($0.01 par value)
   issued shares: 1,000 in each period                                                                     -                 -
Surplus                                                                                               21,309            21,148
Retained earnings                                                                                     27,455            27,486
Accumulated other changes in equity from nonowner sources (1)                                           (852)             (769)
                                                                                                 -----------------------------------
TOTAL STOCKHOLDER'S EQUITY                                                                            47,912            47,865
                                                                                                 -----------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                          $565,596          $551,607
====================================================================================================================================

(1) Amounts at March 31, 2001 and December 31, 2000 include the after-tax amounts for net unrealized gains (losses) on securities available for sale of $43 million and ($14) million, respectively, and foreign currency translation of ($889) million and ($755) million, respectively. Amount at March 31, 2001 also includes the after-tax amount for cash flow hedges of ($6) million.
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)

                                                                                                    CITICORP AND SUBSIDIARIES

                                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                                 -----------------------------------
IN MILLIONS OF DOLLARS                                                                                 2001              2000
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT BEGINNING OF PERIOD                                                                       $47,865           $35,475

Net income                                                                                             2,097             2,411
Cumulative effect of accounting change (1)                                                                82                 -
Net change in unrealized gains and losses on securities available for sale, net of tax                    59               549
Foreign currency translation adjustment, net of tax                                                     (153)              (52)
Net change for cash flow hedges, net of tax                                                              (71)                -
                                                                                                 -----------------------------------
   Total changes in equity from nonowner sources                                                       2,014             2,908

Common cash dividends declared                                                                        (2,128)           (1,047)

Capital contribution from Parent                                                                         148                 -

Employee benefit plans and other activity                                                                 13                 7
                                                                                                 -----------------------------------

BALANCE AT END OF PERIOD                                                                             $47,912           $37,343
====================================================================================================================================
SUMMARY OF CHANGES IN EQUITY FROM NONOWNER SOURCES
Net income                                                                                            $2,097            $2,411
Other changes in equity from nonowner sources                                                            (83)              497
                                                                                                 -----------------------------------
TOTAL CHANGES IN EQUITY FROM NONOWNER SOURCES                                                         $2,014            $2,908
====================================================================================================================================


(1)      Refers to the adoption of SFAS 133.

See Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                    CITICORP AND SUBSIDIARIES

                                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                                 -----------------------------------
IN MILLIONS OF DOLLARS                                                                                 2001              2000
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                          $  2,097         $   2,411
Adjustments to reconcile net income to net cash provided by (used in) operating activities
   Provision for credit losses                                                                         1,464             1,309
   Depreciation and amortization of premises and equipment                                               354               312
   Amortization of goodwill and acquisition premium costs                                                179               144
   Restructuring-related items                                                                            62                20
   Cumulative effect of accounting changes, net of tax                                                    33                 -
   Venture capital activity                                                                              339              (845)
   Net gain on sale of securities                                                                        (97)              (41)
   Changes in accruals and other, net                                                                 (1,205)           (1,865)
   Net increase in loans held for sale                                                                (1,990)           (1,805)
   Net increase in trading account assets                                                               (480)           (6,042)
   Net increase in trading account liabilities                                                         1,139               881
                                                                                                 -----------------------------------
Total adjustments                                                                                       (202)           (7,932)
                                                                                                 -----------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                    1,895            (5,521)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in deposits at interest with banks                                            (3,117)              790
Securities  --  available for sale and short-term and other
   Purchases                                                                                         (26,429)          (14,964)
   Proceeds from sales                                                                                17,407             6,113
   Maturities                                                                                          5,923             8,058
Net increase in federal funds sold and securities purchased under resale agreements                   (5,039)             (293)
Net increase in loans                                                                                 (8,300)          (13,012)
Proceeds from sales of loans                                                                           6,831             9,321
Business acquisitions                                                                                      -              (607)
Capital expenditures on premises and equipment                                                          (304)             (235)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed
assets                                                                                                   478               198
                                                                                                 -----------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                                (12,550)           (4,631)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                                              12,400             7,777
Net (decrease) increase in federal funds purchased and securities sold under repurchase               (1,461)              292
agreements
Net (decrease) increase in commercial paper and funds borrowed                                        (5,020)            1,299
Proceeds from issuance of long-term debt                                                              10,715             3,727
Repayment of long-term debt                                                                           (4,433)           (3,667)
Dividends paid                                                                                        (2,128)           (1,047)
                                                                                                 -----------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                             10,073             8,381

------------------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND DUE FROM BANKS                                              (189)             (143)
------------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and due from banks                                                                 (771)           (1,914)
Cash and due from banks at beginning of period                                                        11,658            11,877
                                                                                                 -----------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                                           $  10,887         $   9,963
------------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
   Interest                                                                                         $  5,320          $  4,185
   Income taxes                                                                                          144               419
Non-cash investing activities:
Transfers to repossessed assets                                                                    $     153         $     200
====================================================================================================================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS


                                                                                                    CITIBANK, N.A. AND SUBSIDIARIES

                                                                                                      MARCH 31,
                                                                                                        2001          December 31,
IN MILLIONS OF DOLLARS                                                                               (UNAUDITED)          2000
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                           $     8,899          $  9,321
Deposits at interest with banks                                                                        21,247            17,968
Securities, at fair value
   Available for sale (including $893 and $1,111 pledged
     to creditors at March 31, 2001 and December 31, 2000, respectively)                               40,754            38,762
   Venture capital                                                                                      2,640             3,293
Trading account assets (including $274 and $1,671 pledged
  to creditors at March 31, 2001 and December 31, 2000, respectively)                                  39,123            37,616
Loans held for sale                                                                                     4,215             2,010
Federal funds sold and securities purchased under resale agreements                                    11,252             4,408
Loans, net of unearned income                                                                         242,480           245,381
Allowance for credit losses                                                                            (4,544)           (4,590)
                                                                                                  ----------------------------------
     Loans, net                                                                                       237,936           240,791
Premises and equipment, net                                                                             3,974             4,063
Interest and fees receivable                                                                            3,976             4,369
Other assets                                                                                           21,853            19,505
                                                                                                  ----------------------------------
TOTAL ASSETS                                                                                         $395,869          $382,106
====================================================================================================================================
LIABILITIES
Non-interest-bearing deposits in U.S. offices                                                       $  12,809         $  17,703
Interest-bearing deposits in U.S. offices                                                              59,822            41,223
Non-interest-bearing deposits in offices outside the U.S.                                              14,162            13,758
Interest-bearing deposits in offices outside the U.S.                                                 196,863           199,680
                                                                                                  ----------------------------------
   Total deposits                                                                                     283,656           272,364
Trading account liabilities                                                                            29,238            26,803
Purchased funds and other borrowings                                                                   22,723            20,197
Accrued taxes and other expense                                                                         6,045             6,395
Other liabilities                                                                                      10,173            11,797
Long-term debt and subordinated notes                                                                  16,581            17,339

STOCKHOLDER'S EQUITY
Capital stock ($20.00 par value)                                                                          751               751
   outstanding shares: 37,534,553 in each period
Surplus                                                                                                11,554            11,354
Retained earnings                                                                                      15,961            15,903
Accumulated other changes in equity from nonowner sources (1)                                            (813)             (797)
                                                                                                  ----------------------------------
TOTAL STOCKHOLDER'S EQUITY                                                                             27,453            27,211
                                                                                                  ----------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                           $395,869          $382,106
====================================================================================================================================

(1) Amounts at March 31, 2001 and December 31, 2000 include the after-tax amounts for net unrealized gains on securities available for sale of $114 million and $70 million, respectively, and foreign currency translation of ($1.032) billion and ($867) million, respectively. Amount at March 31, 2001 also includes the after-tax amount for cash flow hedges of $105 million.
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION

The accompanying consolidated financial statements as of March 31, 2001 and for the three-month periods ended March 31, 2001 and 2000 are unaudited and include the accounts of Citicorp and its subsidiaries (collectively, the Company). The Company is an indirect wholly-owned subsidiary of Citigroup Inc. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but is not required for interim reporting purposes, has been condensed or omitted.

Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

2.       ACCOUNTING CHANGES

On January 1, 2001, Citicorp adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS 133).

These new rules changed the accounting treatment of derivative contracts (including foreign exchange contracts) that are employed to manage risk outside of Citicorp's trading activities, as well as certain derivative-like instruments embedded in other contracts.

The Company manages its exposures to market rate movements outside of its trading activities by modifying the asset and liability mix, either directly or hedging through the use of end-user derivative financial products including interest rate and cross currency swaps, futures, forwards, and purchased option positions such as interest rate caps, floors, and collars.

To qualify as a hedge, the hedge relationship is designated and formally documented at inception detailing the particular risk management objective and strategy for the hedge which includes the item and risk that is being hedged, the derivative that is being used, as well as how effectiveness is being assessed. A derivative must be highly effective in accomplishing the objective of offsetting either changes in fair value or cash flows for the risk being hedged.

The foregoing criteria are applied on a decentralized basis, consistent with the level at which market risk is managed, but are subject to various limits and controls. The underlying asset, liability, firm commitment, or forecasted transaction may be an individual item or a portfolio of similar items.

The rules require that all derivatives be recorded on the balance sheet at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction.

For fair value hedges, in which derivatives hedge the fair value of assets and liabilities, changes in the fair value of derivatives are reflected in other income, together with changes in the fair value of the related hedged item. Citicorp's fair value hedges are primarily the hedges of fixed-rate long-term debt, loans, and available-for-sale securities. The net amount is reflected in current earnings under these new rules and is substantially similar to the amounts that would have been reflected under the previous accounting practice.

For cash flow hedges, in which derivatives hedge the variability of cash flows related to floating rate assets, liabilities, or forecasted transactions, the accounting treatment depends on the effectiveness of the hedge. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value will not be included in current earnings but are reported as other changes in stockholder's equity from nonowner sources. These changes in fair value will be included in earnings of future periods when earnings are also affected by the variability of the hedged cash flows. At March 31, 2001, the amount that is expected to be reclassified into pretax earnings over the next twelve months to adjust these variable cash flows is approximately $27 million. To the extent these derivatives are not effective, changes in their fair values are immediately included in other income. Citicorp's cash flow hedges primarily include hedges of floating rate credit card receivables and loans. Cash flow hedges also include hedges of certain forecasted transactions up to a maximum tenor of 30 years, although for a majority, the tenor is under 5 years. While the earnings impact of cash flow hedges are similar to the previous accounting practice, the amounts included in other changes in stockholder's equity from nonowner sources will vary depending on market conditions.

For net investment hedges, in which derivatives hedge the foreign currency exposure of a net investment in a foreign operation, the accounting treatment will similarly depend on the effectiveness of the hedge. The effective portion of the change in fair value of the derivative, including any forward premium or discount, is reflected in other changes in stockholder's equity from nonowner sources as part of the foreign currency translation adjustment. During the 2001 first quarter, the amount included in other changes from stockholder's equity from nonowner sources from these hedges was a gain of $171 million.

Non-trading derivatives that are either hedging instruments that are carried at fair value or do not qualify as hedges under the new rules are also carried at fair value with changes in value included either as an element of the yield or return on the hedged item or in other revenue.

The effectiveness of these hedging relationships is evaluated on a retrospective and prospective basis using quantitative measures of correlation. If a hedge relationship is found to be ineffective, it no longer qualifies as a hedge and any excess gains or losses attributable to such ineffectiveness as well as subsequent changes in fair value are recognized in other revenue. During the first quarter of 2001, the amount of hedge ineffectiveness that was recognized in other revenue was $60 million; $55 million for fair value hedges, and $5 million for cash flow hedges. The amount of gains or losses on derivatives that were excluded from the assessment of effectiveness during the first quarter of 2001 was $47 million, which exclusively related to fair value hedges.

For those hedge relationships that are terminated, hedge designations that are removed, or forecasted transactions that are no longer expected to occur, the hedge accounting treatment described in the paragraphs above is no longer applied. Under such circumstances, the end-user derivative is terminated or transferred to the trading account. For fair value hedges, any changes to the hedged item remain as part of the basis of the asset or liability and are ultimately reflected as an element of the yield. For cash flow hedges, any changes in fair value of the end-user derivative remain in other changes in stockholder's equity from nonowner sources and are included in earnings of future periods when earnings are also affected by the variability of the hedged cash flow. If the hedged relationship was discontinued or a forecasted transaction is not expected to occur when scheduled, any changes in fair value of the end-user derivative are immediately reflected in other revenue. During the first quarter of 2001, there were no such discontinued forecasted transactions.

The cumulative effect of adopting SFAS 133 at January 1, 2001, representing the initial revaluation of derivatives and other items as described above, was an after-tax charge of $33 million included in net income and an increase of $82 million included in other changes in stockholder's equity from nonowner sources, $24 million which is expected to be reclassified into earnings during 2001.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

TRANSFERS AND SERVICING OF FINANCIAL ASSETS. In September 2000, FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" (SFAS 140).

Provisions of SFAS 140 primarily relating to transfers of financial assets and securitizations that differ from provisions of SFAS 125 are effective for transfers taking place after March 31, 2001. SFAS 140 also provides revised guidance for an entity to be considered a qualifying special purpose entity
(QSPE). FASB has announced that it expects to issue additional guidance that will delay the effective date of certain provisions of SFAS 140 relating to isolation in bankruptcy for banks subject to FDIC receivership and for certain other financial institutions. For these entities, those provisions would be effective for transfers of financial assets occurring after December 31, 2001. FASB has announced that it also expects to provide additional transition time for transfers by those entities to certain transferees, including master trusts, for a period not to exceed five years from the issuance of the additional guidance. It is not expected that SFAS 140 will materially affect the financial statements.

INTEREST INCOME AND IMPAIRMENT ON CERTAIN ASSET-BACKED SECURITIES. In November 2000, the Emerging Issues Task Force (EITF) of the FASB finalized guidance on EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." EITF 99-20, which is effective for the quarter beginning April 1, 2001, provides new guidance regarding income recognition and identification and determination of impairment on certain asset-backed securities. It is not expected that EITF 99-20 will materially affect the financial statements.

3.    BUSINESS SEGMENT INFORMATION

The following table presents certain information regarding the Company's industry segments:

                                                                                             INCOME (LOSS)
                                                                                           BEFORE CUMULATIVE
                                                TOTAL REVENUES, NET                            EFFECT OF
                                                OF INTEREST EXPENSE      INCOME TAXES      ACCOUNTING CHANGES  IDENTIFIABLE ASSETS
                                                                                                (1) (2)
                                                ------------------------------------------------------------------------------------
IN MILLIONS OF DOLLARS                                                  First Quarter                           MAR. 31,  Dec. 31,
                                                ---------------------------------------------------------------
  EXCEPT IDENTIFIABLE ASSETS IN BILLIONS          2001     2000 (3)     2001    2000 (3)    2001      2000 (3)     2001    2000 (3)
------------------------------------------------------------------------------------------------------------------------------------
Global Consumer                                  $ 7,258   $ 6,498     $  790     $  669    $1,322     $1,129      $256       $262
Global Corporate                                   3,176     2,692        419        391       736        681       255        234
Global Investment Management
  and Private Banking                                570       481         65         50       109         83        28         30
Investment Activities                                (52)    1,231        (27)       440       (50)       767        10         10
Corporate/Other                                       87       (56)        18       (182)       13       (249)       17         16
                                                ------------------------------------------------------------------------------------
TOTAL                                            $11,039   $10,846     $1,265     $1,368    $2,130     $2,411      $566       $552
====================================================================================================================================

(1) The 2001 first quarter results reflect after-tax restructuring-related items of $12 million in Global Consumer and $27 million in Global Corporate. The 2000 first quarter results reflect after-tax restructuring-related items and after-tax housing finance unit charges of $4 million in Global Consumer and $79 million in Corporate/Other.
(2)  Includes pretax provision for benefits, claims, and credit losses in the Global Consumer results of $1,445 million and $1,231 million, in the Global Corporate results of $267 million and $177 million, and in the Global Investment Management and Private Banking results of $2 million and $22 million for the first quarters of 2001 and 2000, respectively. The 2000 first quarter also includes pretax provision for benefits, claims, and credit losses in the Corporate/Other results of
     $39 million.
(3) In connection with the 2001 integration of Associates' businesses into existing Citicorp businesses, Citicorp changed its operating segments presentation to include the various Associates' businesses within the other existing operating segments of Citicorp.
--------------------------------------------------------------------------------

4.   SECURITIES


                                                                                    MARCH 31,       December 31,
IN MILLIONS OF DOLLARS                                                                2001              2000
-------------------------------------------------------------------------------------------------------------------
Securities Available for Sale, at Fair Value                                        $53,560           $51,531
Short-term and Other                                                                    540               927
                                                                                -----------------------------------
Available for Sale and Short-term and Other                                         $54,100           $52,458
                                                                                ===================================
Venture Capital, at Fair Value (1)                                                   $4,865            $5,204
===================================================================================================================

(1)  For the three months ended March 31, 2001, net losses on investments held by venture capital subsidiaries totaled ($57) million, of which
     $194 million and $280 million represented gross unrealized gains and losses, respectively. For the three months ended March 31, 2000, net gains on investments held by venture capital subsidiaries totaled $1.31 billion, of which $1.28 billion and $246 million represented gross unrealized gains and losses, respectively.
--------------------------------------------------------------------------------


                                                                    MARCH 31, 2001                         December 31, 2000 (1)
                                                ------------------------------------------------------------------------------------
                                                                      GROSS         GROSS
                                                    AMORTIZED    UNREALIZED    UNREALIZED                   Amortized
IN MILLIONS OF DOLLARS                                   COST         GAINS        LOSSES    FAIR VALUE          Cost   Fair  Value
------------------------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
U.S. Treasury and Federal Agency                       $7,022          $ 91           $ 8        $7,105        $7,926        $7,950
State and Municipal                                     5,797           288            14         6,071         5,383         5,522
Foreign Government                                     26,368           189           114        26,443        24,463        24,446
U.S. Corporate                                          5,786           112           267         5,631         5,603         5,507
Other Debt Securities                                   3,869            38            23         3,884         3,489         3,491
Equity Securities (2)                                   4,573           189           336         4,426         4,638         4,615
                                                ------------------------------------------------------------------------------------
                                                      $53,415          $907          $762       $53,560       $51,502       $51,531
====================================================================================================================================

Securities Available for Sale Include --
   Mortgage-Backed Securities                          $6,367           $98          $113        $6,352        $6,498        $6,368
====================================================================================================================================

(1) At December 31, 2000, gross unrealized gains and losses on securities available for sale totaled $940 million and $911 million, respectively.
(2) Includes non-marketable equity securities carried at cost, which are reported in both the amortized cost and fair value columns.
--------------------------------------------------------------------------------

5.  TRADING ACCOUNT ASSETS AND LIABILITIES

                                                                                                     MAR. 31,          Dec. 31,
IN MILLIONS OF DOLLARS                                                                                 2001              2000
------------------------------------------------------------------------------------------------------------------------------------
TRADING ACCOUNT ASSETS
U.S. Treasury and Federal Agency Securities                                                        $     146        $      721
Foreign Government, Corporate and Other Securities                                                    14,217            15,043
Derivative and Foreign Exchange Contracts (1)                                                         25,428            23,547
                                                                                                 -----------------------------------
                                                                                                     $39,791           $39,311
====================================================================================================================================
TRADING ACCOUNT LIABILITIES
Securities Sold, Not Yet Purchased                                                                  $  2,643          $  3,915
Derivative and Foreign Exchange Contracts (1)                                                         26,274            23,863
                                                                                                 -----------------------------------
                                                                                                     $28,917           $27,778
====================================================================================================================================

(1)      Net of master netting agreements and securitization.
--------------------------------------------------------------------------------

6.  RESTRUCTURING-RELATED ITEMS

                                                                                             RESTRUCTURING INITIATIVES
                                                                                ----------------------------------------------------
IN MILLIONS OF DOLLARS                                                                2001             2000             Total
------------------------------------------------------------------------------------------------------------------------------------
Restructuring Charges                                                                   $40             $576              $616
Acquisitions (1)                                                                          -               23                23
Utilization (2)                                                                           -             (327)             (327)
                                                                                ----------------------------------------------------
BALANCE AT MARCH 31, 2001                                                               $40             $272              $312
====================================================================================================================================

(1)      Represents additions to restructuring liabilities arising from acquisitions.
(2)      Utilization amounts include translation effects on the restructuring reserve.
--------------------------------------------------------------------------------

During the first quarter of 2001, Citicorp recorded restructuring charges of $40 million, primarily consisting of the downsizing of certain front office and back office functions at the Corporate and Investment Bank in order to align its cost structure with current market conditions. These new initiatives are expected to be implemented over the next year. The charge is all related to employee severance and reflects the costs of eliminating approximately 360 positions. Approximately 220 of these positions relate to the United States.

During 2000, Citicorp recorded restructuring charges of $576 million (none of which occurred in the 2000 first quarter), primarily consisting of exit costs related to the acquisition of Associates. These initiatives are expected to be implemented this year. The charges included $238 million related to employee severance, $154 million related to exiting leasehold and other contractual obligations, and $184 million of asset impairment charges.

Of the $576 million charge, $474 million related to the acquisition of Associates (primarily in the Global Consumer business) includes the reconfiguration of certain branch operations, the exit from non-strategic businesses and from activities as mandated by Federal bank regulations, and the consolidation and integration of Corporate and middle and back office functions. In the Global Consumer business, $51 million includes the reconfiguration of certain branch operations outside the U.S. and the downsizing and consolidation of certain back office functions in the U.S. Approximately $440 million of the $576 million charge related to operations in the United States.

The $238 million portion of the charge related to employee severance reflects the costs of eliminating approximately 7,200 positions, including approximately 4,600 related to the acquisition of Associates and 700 in the Global Consumer business. Approximately 4,900 of these positions related to the United States. In 2000, a reserve for $23 million was recorded, $20 million of which related to the elimination of 1,600 non-U.S. positions of an acquired entity.

The implementation of these restructuring initiatives also caused certain related premises and equipment assets to become redundant. The remaining depreciable lives of these assets were shortened, and accelerated depreciation charges (in addition to normal scheduled depreciation on these assets) is being recognized over these shortened lives, $22 million and $20 million of which were recorded in the first quarters of 2001 and 2000, respectively.

The 2000 restructuring reserve utilization included $184 million of asset impairment charges and $143 million of severance and other exit costs (of which $82 million related to employee severance and $41 million related to leasehold and other exit costs have been paid in cash and of which $20 million is legally obligated), together with translation effects. Utilization of the 2000 restructuring reserve in the 2001 first quarter was $72 million. Through March 31, 2001, approximately 2,500 gross staff positions have been eliminated under these programs, including approximately 2,100 in the 2001 first quarter.

Additional information about restructuring-related items, including the business segments affected, may be found in Citicorp's 2000 Form 10-K.

7.  DERIVATIVE AND FOREIGN EXCHANGE CONTRACTS

The table below presents the aggregate notional principal amounts of Citicorp's outstanding derivative and foreign exchange contracts at March 31, 2001 and December 31, 2000, along with the related balance sheet credit exposure.

Derivatives used for trading purposes include interest rate, currency, equity, credit, and commodity swap agreements, options, caps and floors, warrants, and financial and commodity futures and forward contracts. The fair values (unrealized gains and losses) associated with derivatives are reported net by counterparty, provided a legally enforceable master netting agreement exists, and are netted across products and against cash collateral when such provisions are stated in the master netting agreement. Derivatives in a net receivable position, as well as options owned and warrants held, are reported as trading account assets. Similarly, derivatives in a net payable position, as well as options written and warrants issued, are reported as trading account liabilities. Revenues generated from derivative instruments used for trading purposes are reported as principal transactions and include realized gains and losses as well as unrealized gains and losses resulting from changes in the market or fair value of such instruments. Additional information concerning Citicorp's derivative and foreign exchange products and activities, including a description of accounting policies, and credit and market risk management process is provided in the Citicorp 2000 Form 10-K.


                                                                                                             BALANCE SHEET
                                                                       NOTIONAL PRINCIPAL AMOUNTS       CREDIT EXPOSURE (1) (2)
                                                                     ---------------------------------------------------------------
                                                                        MAR. 31,        Dec. 31,        MAR. 31,       Dec. 31,
IN BILLIONS OF DOLLARS                                                    2001            2000          2001 (3)         2000
------------------------------------------------------------------------------------------------------------------------------------
Interest Rate Products                                                 $3,324.3        $2,993.4           $ 5.9          $ 5.2
Foreign Exchange Products                                               2,092.9         1,958.2            15.8           13.9
Equity Products                                                           108.5           108.9             2.6            2.6
Commodity Products                                                         19.3            21.5             0.6            1.6
Credit Derivative Products                                                 63.4            68.2             0.5            0.2
                                                                                                      ------------------------------
                                                                                                          $25.4          $23.5
====================================================================================================================================

(1) There is no balance sheet credit exposure for futures contracts because they settle daily in cash, and none for written options because they represent obligations (rather than assets) of Citicorp.
(2)  The balance sheet credit exposure reflects $54.7 billion and $48.6 billion of master netting agreements in effect at March 31, 2001 and December 31, 2000, respectively. Master netting agreements mitigate credit risk by permitting the offset of amounts due from and to individual counterparties in the event of counterparty default. In addition, Citibank has securitized and sold net receivables, and the associated credit risk related to certain derivative and foreign exchange contracts via Markets Assets Trust, which amounted to $1.9 and $2.0 billion at March 31, 2001 and December 31, 2000, respectively.
(3)  The balance sheet credit exposure excludes $2.6 billion related to end-user derivative products, which are included in Other assets.
--------------------------------------------------------------------------------

The tables below provide data on the notional principal amounts and maturities of end-user (non-trading) derivatives, along with additional data on end-user interest rate swaps and net purchased option positions at the end of the first quarter 2001.

END-USER DERIVATIVE INTEREST RATE AND FOREIGN EXCHANGE CONTRACTS


                                                 NOTIONAL PRINCIPAL
                                                    AMOUNTS (1)               PERCENTAGE OF MARCH 31, 2001 AMOUNT MATURING
                                                ------------------------------------------------------------------------------------
                                                      MAR. 31,         Within     1 to       2 to      3 to       4 to      After
IN BILLIONS OF DOLLARS                                  2001           1 Year    2 Years   3 Years    4 Years   5 Years    5 Years
------------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE PRODUCTS
   Futures Contracts                                    $0.6              100%        -%        -%         -%        -%          -%
   Forward Contracts                                     7.5              100         -         -          -         -          -
   Swap Agreements                                      65.9               21        12        10         10        13         34
   Option Contracts                                     13.1               25         9         -          8        50          8
FOREIGN EXCHANGE PRODUCTS
   Futures and Forward Contracts                        12.5               99         1         -          -         -          -
   Cross-Currency Swaps                                  9.8               63        16        16          -         -          5
CREDIT DERIVATIVE PRODUCTS                              27.4                3         7         4         13        10         63
====================================================================================================================================

(1)      Includes third-party and intercompany contracts.
--------------------------------------------------------------------------------

END-USER INTEREST RATE SWAPS AND NET PURCHASED OPTIONS AS OF MARCH 31, 2001


                                                                                    REMAINING CONTRACTS OUTSTANDING
                                                                                       NOTIONAL PRINCIPAL AMOUNTS
                                                                     ---------------------------------------------------------------
IN BILLIONS OF DOLLARS                                                  2001      2002       2003      2004       2005      2006
------------------------------------------------------------------------------------------------------------------------------------
RECEIVE FIXED SWAPS                                                     $34.4      $29.8     $26.6      $23.3     $18.2      $14.3
   Weighted-Average Fixed Rate                                            6.2%       6.3%      6.4%       6.5%      6.5%       6.5%
PAY FIXED SWAPS                                                          16.7       11.7       9.0        6.5       5.6        3.5
   Weighted-Average Fixed Rate                                            5.0%       4.4%      4.4%       4.4%      4.8%       6.6%
BASIS SWAPS                                                              14.8       10.3       8.3        7.5       6.8        4.5
PURCHASED CAPS (INCLUDING COLLARS)                                        1.5          -         -          -         -          -
   Weighted-Average Cap Rate Purchased                                    8.9%         -%        -%         -%        -%         -%
PURCHASED FLOORS                                                         10.3        8.5       7.3        7.3       6.3        0.5
   Weighted-Average Floor Rate Purchased                                  5.1%       5.0%      5.7%       5.7%      5.7%       5.7%
WRITTEN CAPS RELATED TO OTHER PURCHASED CAPS (1)                          1.3        1.3       1.3        1.3       1.3        0.5
   Weighted-Average Cap Rate Written                                     10.8%      10.9%     10.9%      10.9%     10.9%      10.9%
------------------------------------------------------------------------------------------------------------------------------------
THREE-MONTH FORWARD LIBOR RATES (2)                                       4.9%       4.5%      5.4%       5.7%      6.0%       6.2%
====================================================================================================================================

(1) Includes written options related to purchased options embedded in other financial instruments.
(2) Represents the implied forward yield curve for three-month LIBOR as of March 31, 2001, provided for reference.
--------------------------------------------------------------------------------

8.   CONTINGENCIES

In the ordinary course of business, Citicorp and its subsidiaries are defendants or co-defendants in various litigation matters incidental to and typical of the businesses in which they are engaged. In the opinion of the Company's management, the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on the results of the Company and its subsidiaries' operations, financial condition, or liquidity.

9.    ACCUMULATED CHANGES IN EQUITY FROM NON-OWNER SOURCES FROM CASH FLOW HEDGES

The accumulated changes in equity from nonowner sources from cash flow hedges for the 2001 first quarter can be summarized as follows (net of taxes):


IN MILLIONS OF DOLLARS
--------------------------------------------------------------------------------------------------------------------------
Beginning balance (1)                                                                            $ 65
Net gains and (losses) from cash flow hedges                                                      (40)
Net amounts reclassified to earnings                                                              (31)
                                                                                      ------------------------------------
Ending balance                                                                                   $ (6)
--------------------------------------------------------------------------------------------------------------------------

(1)  Results from the cumulative effect of accounting change for cash flow hedges.
--------------------------------------------------------------------------------

10.        CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

Associates maintains a combination of unutilized bilateral and syndicated credit facilities to support its short-term borrowings. These facilities, which have maturities ranging from 2001 through 2005, are all guaranteed by Citicorp.

CITIFINANCIAL CREDIT COMPANY (CCC)

On August 4, 1999, CCC, an indirect wholly-owned subsidiary of Citigroup, was contributed to and became a subsidiary of Citicorp Banking Corporation, a wholly-owned subsidiary of Citicorp. Citicorp issued a full and unconditional guarantee of the outstanding long-term debt securities and commercial paper of CCC.

CCC has five-year revolving credit facilities in the amount of $3.4 billion that expire in 2002. Citicorp's guarantee of various debt obligations of CCC includes those arising under these facilities.

In connection with the facilities for both Associates and CCC, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreement). At March 31, 2001, this requirement was exceeded by $32.8 billion. Citicorp has also guaranteed various other debt obligations of Associates and CCC.

CONDENSED CONSOLIDATING INCOME STATEMENTS (UNAUDITED)


                                                                  THREE MONTHS ENDED MARCH 31, 2001
---------------------------------------------------------------------------------------------------------------------------------
                                  CITICORP                                       OTHER CITICORP
                                   PARENT                          ASSOCIATES    SUBSIDIARIES AND   CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS             COMPANY      CCC     ACONA     CONSOLIDATED   ELIMINATIONS (1)  ADJUSTMENTS (2) CONSOLIDATED
---------------------------------------------------------------------------------------------------------------------------------
REVENUE
Dividends from subsidiary banks
  and bank holding companies       $1,701      $  -     $    -       $    -        $     -           ($ 1,701)       $      -
Interest from subsidiaries            657         -          -            -           (657)                 -               -
Interest on loans, including
fees                                    -       734      3,013        3,001          6,232             (3,013)          9,967
Other interest revenue                  -        72         98          102          1,889                (98)          2,063
Fees, commissions and
  other revenues                       31       105        584          618          4,068               (584)          4,822
                                 -----------------------------------------------------------------------------------------------
                                    2,389       911      3,695        3,721         11,532             (5,396)         16,852
                                 -----------------------------------------------------------------------------------------------
EXPENSE
Interest on other borrowed
  funds - third party                 617         -        453          209            149               (453)            975
Interest on other borrowed
  funds - intercompany                  -       185          -           63           (248)                 -               -
Interest and fees paid
  to subsidiaries                      37         -          -            -            (37)                 -               -
Interest on long-term debt -
  third party                           -        87        632          640            621               (632)          1,348
Interest on long-term debt -
  intercompany                          -        75          -          226           (301)                 -               -
Interest on deposits                    -         3          -            5          3,482                  -           3,490
Benefits, claims, and credit
losses                                  -       165        854          880            669               (854)          1,714
Other expense                          46       220      1,321        1,153          4,503             (1,321)          5,922
                                 -----------------------------------------------------------------------------------------------
                                      700       735      3,260        3,176          8,838             (3,260)         13,449
                                 -----------------------------------------------------------------------------------------------
INCOME BEFORE TAXES, MINORITY
  INTEREST, CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE, AND EQUITY
  IN UNDISTRIBUTED INCOME
  OF SUBSIDIARIES                   1,689       176        435          545          2,694             (2,136)          3,403
Income taxes - current                 14        65        166          201            985               (166)          1,265
Minority interest,
  net of income taxes                   -         -          -            -              8                  -               8
Cumulative effect of
  accounting change                     -         -        (14)         (15)           (18)                14             (33)
Equity in undistributed income
  of subsidiaries                     422         -          -            -              -               (422)              -
                                 -----------------------------------------------------------------------------------------------
NET INCOME                         $2,097      $111     $  255      $   329        $ 1,683            ($2,378)         $2,097
================================================================================================================================

(1)      Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp Parent Company elimination of distributed and undistributed income of subsidiaries and the elimination of ACONA, included in the Associates Consolidated column.
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATING INCOME STATEMENTS (UNAUDITED)



                                                                  THREE MONTHS ENDED MARCH 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                  CITICORP                                           OTHER CITICORP
                                   PARENT                             ASSOCIATES    SUBSIDIARIES AND  CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS             COMPANY      CCC        ACONA     CONSOLIDATED   ELIMINATIONS (1)   ADJUSTMENTS (2) CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------------
REVENUE
Dividends from subsidiary banks
  and bank holding companies       $  700   $    -     $      -      $     -        $      -          $  (700)        $     -
Dividends from other
 subsidiaries                          72        -            -            -               -              (72)              -
Interest from subsidiaries            273        -            -            -            (273)               -               -
Interest on loans, including
fees                                    -      612        2,412        2,427           5,356           (2,412)          8,395
Other interest revenue                  -       27          115          116           1,459             (115)          1,602
Fees, commissions and
  other revenues                      109       98          665          566           4,798             (665)          5,571
                                 -----------------------------------------------------------------------------------------------
                                    1,154      737        3,192        3,109          11,340           (3,964)         15,568
                                 -----------------------------------------------------------------------------------------------
EXPENSE
Interest on other borrowed
  funds - third party                 326        -          290          335             157             (290)            818
Interest on other borrowed
  funds - intercompany                  -      147            -            -            (147)               -               -
Interest and fees paid
  to subsidiaries                      32        -            -            -             (32)               -               -
Interest on long-term debt -
  third party                           -      100          598          619             375             (598)          1,094
Interest on long-term debt -
  intercompany                          -       32            -            -             (32)               -               -
Interest on deposits                    -        1            -            7           2,802                -           2,810
Benefits, claims, and credit
losses                                  -      108          636          683             678             (636)          1,469
Other expense                          25      194          973        1,041           4,333             (973)          5,593
                                 -----------------------------------------------------------------------------------------------
                                      383      582        2,497        2,685           8,134           (2,497)         11,784
                                 -----------------------------------------------------------------------------------------------
INCOME BEFORE TAXES,
  MINORITY INTEREST,
  AND EQUITY IN UNDISTRIBUTED
  INCOME OF SUBSIDIARIES              771      155          695          424           3,206           (1,467)          3,784
Income taxes - current                  1       57          256          157           1,153             (256)          1,368
Minority interest,
  net of income taxes                   -        -            -            -               5                -               5
Equity in undistributed income
  of subsidiaries                   1,641        -            -            -               -           (1,641)              -
                                 -----------------------------------------------------------------------------------------------
NET INCOME                         $2,411   $   98       $  439      $   267        $  2,048         $ (2,852)        $ 2,411
================================================================================================================================

(1)      Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp Parent Company elimination of distributed and undistributed income of subsidiaries and the elimination of ACONA, included in the Associates Consolidated column.
-------------------------------------------------------------------------------

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)


                                                                           MARCH 31, 2001
-----------------------------------------------------------------------------------------------------------------------------------
                                  CITICORP                                          OTHER CITICORP
                                   PARENT                             ASSOCIATES   SUBSIDIARIES AND  CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS             COMPANY      CCC        ACONA     CONSOLIDATED  ELIMINATIONS (1)  ADJUSTMENTS(2)   CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------

ASSETS
Cash and due from banks -
  third party                    $      3     $   198    $  1,987     $ 1,602       $  9,084         $  (1,987)       $ 10,887
Cash and due from banks -
 intercompany                          23          33           -           -            (56)                -               -
Deposits at interest with banks-
  third party                         110           -         113         104         19,063              (113)         19,277
Deposits at interest with banks-
  intercompany                      2,227           -           -           -         (2,227)                -               -
Securities                            575       1,814       4,614       5,251         51,325            (4,614)         58,965
Loans, net of unearned income       1,785      21,170      76,296      77,764        265,118           (76,296)        365,837
   Allowance for credit losses          -        (458)     (2,239)     (2,396)        (6,103)            2,239          (8,957)
                                 ---------------------------------------------------------------------------------------------
Loans, net                          1,785      20,712      74,057      75,368        259,015           (74,057)        356,880
Advances to subsidiaries           49,608           -       5,095           -        (49,608)           (5,095)              -
Investments in subsidiaries        43,439           -           -           -              -           (43,439)              -
Other assets - third party            227       3,722      12,210      14,405        101,233           (12,210)        119,587
Other assets - intercompany           485           3       6,258           -           (488)           (6,258)              -
                                 ---------------------------------------------------------------------------------------------
Total                             $98,482     $26,482    $104,334     $96,730       $387,341         $(147,773)       $565,596
                                 =============================================================================================

LIABILITIES AND
  STOCKHOLDER'S EQUITY
Deposits                         $      -     $   474    $      4     $   407       $314,234           $    (4)       $315,115
Purchased funds and other
 borrowings - third party          20,460          40      14,009      14,021         19,611           (14,009)         54,132
Purchased funds and other
 borrowings - intercompany              -      12,873      20,666           -        (12,873)          (20,666)              -
Long-term debt - third party       27,748       4,750      40,193      40,623         13,153           (40,193)         86,274
Long-term debt - intercompany           -       4,385           -      28,535        (32,920)                -               -
Advances from subsidiaries          1,206           -           -           -         (1,206)                -               -
Other liabilities - third party     1,156       2,176       7,157       6,995         51,836            (7,157)         62,163
Other liabilities - intercompany        -         133      10,568           -           (133)          (10,568)              -
Stockholder's equity               47,912       1,651      11,737       6,149         35,639           (55,176)         47,912
                                 --------------------------------------------------------------------------------------------------
Total                             $98,482     $26,482    $104,334     $96,730       $387,341         ($147,773)       $565,596
===================================================================================================================================

(1)      Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp Parent Company elimination of investments in subsidiaries and the elimination of ACONA, included in the Associates Consolidated column.
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)


                                                                          DECEMBER 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                   CITICORP                                          OTHER CITICORP
                                   PARENT                             ASSOCIATES    SUBSIDIARIES AND  CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS             COMPANY      CCC       ACONA      CONSOLIDATED   ELIMINATIONS (1)  ADJUSTMENTS(2)    CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks -
  third party                      $     3    $   198     $ 1,403         $ 1,641        $  9,816       $   (1,403)      $ 11,658
Cash and due from banks -
 intercompany                           25         34           -               -             (59)               -              -
Deposits at interest with banks-
  third party                           76          3         254             254          15,827             (254)        16,160
Deposits at interest with banks-
  intercompany                       1,214          -           -               -          (1,214)               -              -
Securities                             768      1,685       4,828           5,490          49,719           (4,828)        57,662
Loans, net of unearned income        1,868     21,089      75,584          77,408         266,223          (75,584)       366,588
   Allowance for credit losses           -       (448)     (2,322)         (2,367)         (6,146)           2,322         (8,961)
                                 ---------------------------------------------------------------------------------------------------
Loans, net                           1,868     20,641      73,262          75,041         260,077          (73,262)       357,627
Advances to subsidiaries            29,205          -       7,317               -         (29,205)          (7,317)             -
Investments in subsidiaries         42,855          -           -               -               -          (42,855)             -
Other assets                           630      3,386      12,272          14,312          90,172          (12,272)       108,500
                                 ---------------------------------------------------------------------------------------------------
Total                              $76,644    $25,947     $99,336         $96,738        $395,133       $ (142,191)      $551,607
                                 ===================================================================================================

LIABILITIES AND
  STOCKHOLDER'S EQUITY
Deposits                           $     -    $   247     $     1         $   331        $302,137       $       (1)      $302,715
Purchased funds and other
 borrowings - third party            9,022         54      31,587          31,624          20,134          (31,587)        60,834
Purchased funds and other
 borrowings - intercompany               -     13,416           -               -         (13,416)               -              -
Long-term debt - third party        18,805      4,950      42,832          43,492          13,088          (42,832)        80,335
Long-term debt - intercompany            -      3,985           -           8,250         (12,235)               -              -
Advances from subsidiaries             375          -           -               -            (375)               -              -
Other liabilities - third party        577      1,609       6,781           7,095          50,577           (6,781)        59,858
Other liabilities - intercompany         -        150       6,515               -            (150)          (6,515)             -
Stockholder's equity                47,865      1,536      11,620           5,946          35,373          (54,475)        47,865
                                 ---------------------------------------------------------------------------------------------------
Total                              $76,644    $25,947     $99,336         $96,738        $395,133       $ (142,191)      $551,607
====================================================================================================================================

(1)   Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp Parent Company elimination of investments in subsidiaries and the elimination of ACONA, included in the Associates Consolidated column.
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  THREE MONTHS ENDED MARCH 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                  CITICORP                                          OTHER CITICORP
                                   PARENT                             ASSOCIATES   SUBSIDIARIES AND  CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS             COMPANY      CCC        ACONA     CONSOLIDATED  ELIMINATIONS (1)  ADJUSTMENTS(2)  CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES            $  2,189      $ 624    $    442          $190          ($1,108)          ($442)        $1,895
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM
  INVESTING ACTIVITIES
Securities - available for sale
 and short-term and other
   Purchases                        (1,392)      (392)       (725)         (725)         (23,920)            725        (26,429)
   Proceeds from sales               1,585        267         829           864           14,691            (829)        17,407
   Maturities                            -          -          90            90            5,833             (90)         5,923
Changes in investments
  and advances - intercompany      (20,143)         -           -             -           20,143               -              -
Net increase in loans                    -       (374)     (1,590)       (1,454)          (6,472)          1,590         (8,300)
Proceeds from sales of loans             -          -           -             -            6,831               -          6,831
Other investing activities          (1,047)         4         180           201           (7,140)           (180)        (7,982)
                                 ---------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED
  BY INVESTING ACTIVITIES          (20,997)      (495)     (1,216)       (1,024)           9,966           1,216        (12,550)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING
  ACTIVITIES
Net increase in deposits                 -        227           3            76           12,097              (3)        12,400
Net change in purchased funds
  and other borrowings - third
  party                             11,109        (14)    (17,090)      (17,116)            (460)         17,090         (6,481)
Net change in purchased funds,
  other borrowings and
  advances - intercompany              184       (543)     20,666             -              359         (20,666)              -
Proceeds from issuance of
  long-term debt - third party      10,500          -           -             -              215               -         10,715
Repayment of long-term debt -
  third party                         (859)      (200)     (2,193)       (2,422)            (952)          2,193         (4,433)
Proceeds from issuance of
  long-term debt - intercompany          -        735           -        20,285          (21,020)              -              -
Repayments of issuance of
  long-term debt - intercompany          -       (335)          -             -              335               -              -
Dividends paid                      (2,128)         -           -             -                -               -         (2,128)
                                 ---------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES              18,806       (130)      1,386           823           (9,426)         (1,386)         10,073
------------------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH AND DUE FROM BANKS             -          -         (28)          (28)            (161)             28           (189)
                                 ---------------------------------------------------------------------------------------------------
Net (decrease) increase in cash
  and due from banks                    (2)        (1)        584           (39)            (729)           (584)          (771)
Cash and due from banks at
  beginning of year                     28        232       1,403         1,641            9,757          (1,403)        11,658
                                 ---------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT
  END OF YEAR                     $     26      $ 231      $1,987        $1,602           $9,028         ($1,987)       $10,887
------------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
Cash paid during the year for:
Interest                          $    259      $ 453        $931          $954           $3,654           ($931)        $5,320
Income taxes                           (56)        19           -             -              181               -            144
NON-CASH INVESTING ACTIVITIES:
Transfers to repossessed assets          -         39          70            70               44             (70)           153
====================================================================================================================================

(1)      Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp Parent Company elimination of distributed and undistributed income of subsidiaries and the elimination of ACONA, included in the Associates Consolidated column.
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                               THREE MONTHS ENDED MARCH 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                  CITICORP                                          OTHER CITICORP
                                   PARENT                             ASSOCIATES   SUBSIDIARIES AND  CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS             COMPANY      CCC        ACONA     CONSOLIDATED  ELIMINATIONS (1)  ADJUSTMENTS(2)  CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                           $740       ($34)    ($3,948)      ($3,568)         ($2,659)         $3,948        $(5,521)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM
  INVESTING ACTIVITIES
Securities - available for sale
 and short-term and other
   Purchases                           (74)      (315)       (398)         (312)         (14,263)            398        (14,964)
   Proceeds from sales               1,130        231         162           162            4,590            (162)         6,113
   Maturities                            -          -          54            54            8,004             (54)         8,058
Changes in investments
  and advances - intercompany       (2,049)         -           -             -            2,049               -              -
Net (increase) decrease in loans         -       (219)         901          898          (13,691)           (901)       (13,012)
Proceeds from sales of loans             -          -        1,242        1,242            8,079          (1,242)         9,321
Business acquisitions                    -          -            -            -             (607)              -           (607)
Other investing activities           1,232         18        3,178          136             (926)         (3,178)           460
                                 ---------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                 239       (285)      5,139         2,180           (6,765)         (5,139)        (4,631)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING
 ACTIVITIES
Net (decrease) increase in deposits      -       (255)          2           (31)           8,063              (2)         7,777
Net change in purchased funds
  and other borrowings -
  third party                          533         47         818         1,119             (108)            (818)         1,591
Net change in purchased funds,
  other borrowings and
  advances - intercompany              (91)      (553)          -             -              644               -              -
Proceeds from issuance of
  long-term debt - third party           -          -       3,350         3,464              263          (3,350)         3,727
Repayment of long-term debt -
  third party                         (417)      (100)     (2,485)       (2,823)            (327)          2,485         (3,667)
Proceeds from issuance of
  long-term debt - intercompany          -      1,082           -             -           (1,082)              -              -
Dividends paid                      (1,000)         -      (2,842)          (47)               -           2,842         (1,047)
Contributions from parent
company                                  -          -        (108)            -                -             108              -
                                 ---------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY
 FINANCING ACTIVITIES                 (975)       221      (1,265)         1,682           7,453           1,265          8,381
------------------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES
   ON CASH AND DUE FROM BANKS            -          -          (3)           (3)            (140)              3           (143)
                                 ---------------------------------------------------------------------------------------------------
Net increase (decrease) in cash
  and due from banks                     4        (98)        (77)          291           (2,111)             77         (1,914)
Cash and due from banks at
  beginning of year                    107        318         604           492           10,960            (604)        11,877
                                 ---------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT
  END OF YEAR                         $111       $220        $527          $783           $8,849           ($527)        $9,963
------------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
Cash paid during the year for:
Interest                              $211      $ 381        $723          $801           $2,792           ($723)        $4,185
Income taxes                           109          3          42            42              265             (42)           419
NON-CASH INVESTING ACTIVITIES:
Transfers to repossessed assets          -         34          59            59              107             (59)           200
====================================================================================================================================

(1)      Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp Parent Company elimination of distributed and undistributed income of subsidiaries and the elimination of ACONA, included in the Associates Consolidated column.
--------------------------------------------------------------------------------

FINANCIAL DATA SUPPLEMENT
--------------------------------------------------------------------------------


AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS (1) (2) (3)

                                                                                                     CITICORP AND SUBSIDIARIES

                                                        AVERAGE VOLUME           INTEREST REVENUE/EXPENSE        % AVERAGE RATE
                                             --------------------------------------------------------------------------------------
                                             1ST QTR.   4th Qtr.   1st Qtr.  1ST QTR.  4th Qtr.  1st Qtr. 1ST QTR. 4th Qtr. 1st Qtr.
IN MILLIONS OF DOLLARS                        2001      2000         2000       2001      2000      2000     2001    2000     2000
-----------------------------------------------------------------------------------------------------------------------------------
LOANS (NET OF UNEARNED INCOME) (4)
Consumer loans
     In U.S. offices                         $ 146,633   $ 146,928  $ 120,998  $ 4,319  $ 4,332   $ 3,491   11.95   11.73   11.60
     In offices outside the U.S. (5)            77,790      77,460     73,022    2,490    2,553     2,324   12.98   13.11   12.80
                                             --------------------------------------------------------------
              Total consumer loans             224,423     224,388    194,020    6,809    6,885     5,815   12.30   12.21   12.05
                                             --------------------------------------------------------------
Commercial loans
     In U.S. offices
         Commercial and industrial              38,237      37,704     30,170      772      723       625    8.19    7.63    8.33
         Lease financing                        13,667      13,484      9,312      318      329       188    9.44    9.71    8.12
         Mortgage and real estate                  981       1,013        923       18       22        18    7.44    8.64    7.84
     In offices outside the U.S. (5)            85,147      83,953     75,034    2,050    2,104     1,750    9.76    9.97    9.38
                                             --------------------------------------------------------------
              Total commercial loans           138,032     136,154    115,439    3,158    3,178     2,581    9.28    9.29    8.99
                                             --------------------------------------------------------------
              Total loans                      362,455     360,542    309,459    9,967   10,063     8,396   11.15   11.10   10.91
                                             --------------------------------------------------------------
FEDERAL FUNDS SOLD AND RESALE AGREEMENTS
In U.S. offices                                  6,666       3,792      2,200       93       60        28    5.66    6.29    5.12
In offices outside the U.S. (5)                  2,234       2,641      2,535       38       73        44    6.90   11.00    6.98
                                             --------------------------------------------------------------
    Total                                        8,900       6,433      4,735      131      133        72    5.97    8.22    6.12
                                             --------------------------------------------------------------
SECURITIES, AT FAIR VALUE
In U.S. offices
     Taxable                                    21,603      20,713     19,449      232      291       268    4.36    5.59    5.54
     Exempt from U.S. income tax                 5,874       5,473      4,745      103       86        72    7.11    6.25    6.10
In offices outside the U.S. (5)                 31,268      27,975     30,700      651      513       610    8.44    7.30    7.99
                                             --------------------------------------------------------------
    Total                                       58,745      54,161     54,894      986      890       950    6.81    6.54    6.96
                                             --------------------------------------------------------------
TRADING ACCOUNT ASSETS (6)
In U.S. offices                                  4,619       4,525      3,039       61       79        51    5.36    6.95    6.75
In offices outside the U.S. (5)                 11,419      10,481      9,181      175      191       163    6.22    7.25    7.14
                                             --------------------------------------------------------------
    Total                                       16,038      15,006     12,220      236      270       214    5.97    7.16    7.04
                                             --------------------------------------------------------------
LOANS HELD FOR SALE, IN U.S. OFFICES            13,386      10,536      5,817      392      321       138   11.88   12.12    9.54
DEPOSITS AT INTEREST WITH BANKS (5)             17,568      15,167     11,646      353      407       256    8.15   10.68    8.84
                                             --------------------------------------------------------------
Total interest-earning assets                  477,092     461,845    398,771  $12,065  $12,084   $10,026   10.26   10.41   10.11
                                                                               ====================================================
Non-interest-earning assets (6)                 74,894      73,493     67,204
                                             ----------------------------------
TOTAL ASSETS                                  $552,076    $535,338   $465,975
===================================================================================================================================
DEPOSITS
In U.S. offices
     Savings deposits (7)                     $ 48,481    $ 37,185   $ 34,974   $  409  $   337    $  269    3.42    3.61    3.09
     Other time deposits                        20,590      18,955     13,767      301      322       157    5.93    6.76    4.59
In offices outside the U.S. (5)                202,179     206,176    181,554    2,780    3,034     2,384    5.58    5.85    5.28
                                             --------------------------------------------------------------
    Total                                      271,250     262,316    230,295    3,490    3,693     2,810    5.22    5.60    4.91
                                             --------------------------------------------------------------
TRADING ACCOUNT LIABILITIES (6)
In U.S. offices                                  2,931       2,159      1,999       10       10        12    1.38    1.84    2.41
In offices outside the U.S. (5)                  1,444       1,482      1,408        4        2         7    1.12    0.54    2.00
                                             --------------------------------------------------------------
    Total                                        4,375       3,641      3,407       14       12        19    1.30    1.31    2.24
                                             --------------------------------------------------------------
PURCHASED FUNDS AND OTHER BORROWINGS
In U.S. offices                                 44,706      52,941     39,840      546      638       474    4.95    4.79    4.79
In offices outside the U.S. (5)                 14,043      11,627     11,234      415      438       325   11.99   14.99   11.64
                                             --------------------------------------------------------------
    Total                                       58,749      64,568     51,074      961    1,076       799    6.63    6.63    6.29
                                             --------------------------------------------------------------
LONG-TERM DEBT
In U.S. offices                                 73,531      66,038     56,954    1,181    1,173       917    6.51    7.07    6.48
In offices outside the U.S. (5)                  9,849      11,203      9,870      167      176       177    6.88    6.25    7.21
                                             --------------------------------------------------------------
    Total                                       83,380      77,241     66,824    1,348    1,349     1,094    6.56    6.95    6.58
                                             --------------------------------------------------------------
Total interest-bearing liabilities             417,754     407,766    351,600   $5,813   $6,130    $4,722    5.64    5.98    5.40
                                                                               ====================================================
Demand deposits in U.S. offices                  9,040      10,022      9,839
Other non-interest-bearing liabilities (6)      76,580      73,980     67,840
Total stockholder's equity                      48,702      43,570     36,696
                                             ----------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY    $552,076    $535,338   $465,975
===================================================================================================================================

NET INTEREST REVENUE AS A PERCENTAGE OF AVERAGE INTEREST-EARNING ASSETS
In U.S. offices (8)                           $251,761    $244,206   $196,563   $3,422   $2,986    $2,728    5.51    4.86    5.58
In offices outside the U.S. (8)                225,331     217,639    202,208    2,830    2,968     2,576    5.09    5.43    5.12
                                             --------------------------------------------------------------
TOTAL                                         $477,092    $461,845   $398,771   $6,252   $5,954    $5,304    5.31    5.13    5.35
===================================================================================================================================

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
-------------------------------------------------------------------------------

CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS

                                                                                    MAR. 31,         Dec. 31,          Mar. 31,
IN MILLIONS OF DOLLARS                                                                2001           2000 (1)          2000 (1)
------------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL CASH-BASIS LOANS
Collateral dependent (at lower of cost or collateral value) (2)                      $  700           $  530            $  462
Other                                                                                 1,889            1,580             1,218
                                                                                ----------------------------------------------------
TOTAL                                                                                $2,589           $2,110            $1,680
====================================================================================================================================
COMMERCIAL CASH-BASIS LOANS
In U.S. offices                                                                      $1,224           $  840            $  439
In offices outside the U.S.                                                           1,365            1,270             1,241
                                                                                ----------------------------------------------------
TOTAL                                                                                $2,589           $2,110            $1,680
------------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL RENEGOTIATED LOANS
In U.S. offices                                                                      $  878           $  781             $ 684
In offices outside the U.S.                                                             181              162                96
                                                                                ----------------------------------------------------
TOTAL                                                                                $1,059           $  943             $  780
====================================================================================================================================
CONSUMER LOANS ON WHICH ACCRUAL OF INTEREST HAD BEEN SUSPENDED
In U.S. offices                                                                      $2,017           $1,797             $1,558
In offices outside the U.S.                                                           1,601            1,587              1,772
                                                                                ----------------------------------------------------
TOTAL                                                                                $3,618           $3,384             $3,330
====================================================================================================================================
ACCRUING LOANS 90 OR MORE DAYS DELINQUENT  (3)
In U.S. offices                                                                      $1,448           $1,098             $  874
In offices outside the U.S.                                                             393              385                418
                                                                                ----------------------------------------------------
TOTAL                                                                                $1,841           $1,483             $1,292
====================================================================================================================================

(1)      Reclassified to conform to the current period's presentation.
(2) A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.
(3) Substantially all consumer loans, of which $755 million, $503 million, and $409 million are government-guaranteed student loans and mortgages at March 31, 2001, December 31, 2000, and March 31, 2000, respectively.
--------------------------------------------------------------------------------

OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS


                                                                       MAR. 31,         Dec. 31,          Mar. 31,
IN MILLIONS OF DOLLARS                                                   2001             2000              2000
-----------------------------------------------------------------------------------------------------------------------
OTHER REAL ESTATE OWNED
Consumer (1)                                                              $268             $366              $370
Commercial (1)                                                             197              214               209
Other                                                                        -                -                 1
                                                                   ----------------------------------------------------
TOTAL OTHER REAL ESTATE OWNED                                             $465             $580              $580
=======================================================================================================================
OTHER REPOSSESSED ASSETS (2)                                              $360             $192              $220
=======================================================================================================================

(1) Represents repossessed real estate, carried at lower of cost or fair value, less costs to sell.
(2) Primarily commercial transportation equipment and manufactured housing, carried at lower of cost or fair value, less costs to sell.
--------------------------------------------------------------------------------

DETAILS OF CREDIT LOSS EXPERIENCE


                                                1ST QTR.          4th Qtr.          3rd Qtr.         2nd Qtr.          1st Qtr.
IN MILLIONS OF DOLLARS                            2001            2000 (1)          2000 (1)         2000 (1)          2000 (1)
------------------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES
  AT BEGINNING OF PERIOD                         $8,961            $8,900            $8,852           $8,713            $8,853
                                             ---------------------------------------------------------------------------------------

PROVISION FOR CREDIT LOSSES
Consumer                                          1,197             1,113             1,078            1,062             1,092
Commercial                                          267               394               143              240               217
                                             ---------------------------------------------------------------------------------------
                                                  1,464             1,507             1,221            1,302             1,309
                                             ---------------------------------------------------------------------------------------
GROSS CREDIT LOSSES
CONSUMER
In U.S. offices                                     915               946               812              844               811
In offices outside the U.S.                         449               566               454              446               473
COMMERCIAL
In U.S. offices                                     231               204               120              149               100
In offices outside the U.S.                          90                83                49              103                98
                                             ---------------------------------------------------------------------------------------
                                                  1,685             1,799             1,435            1,542             1,482
                                             ---------------------------------------------------------------------------------------
CREDIT RECOVERIES
CONSUMER
In U.S. offices                                     101               140               128              143               115
In offices outside the U.S.                          98               105               101              103                94
COMMERCIAL
In U.S. offices                                      35                26                 9                6                13
In offices outside the U.S.                          19                23                26               21                11
                                             ---------------------------------------------------------------------------------------
                                                    253               294               264              273               233
                                             ---------------------------------------------------------------------------------------
NET CREDIT LOSSES
In U.S. offices                                   1,010               984               795              844               783
In offices outside the U.S.                         422               521               376              425               466
                                             ---------------------------------------------------------------------------------------
                                                  1,432             1,505             1,171            1,269             1,249
                                             ---------------------------------------------------------------------------------------
Other-net (2)                                       (36)               59                (2)             106              (200)
                                             ---------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES
  AT END OF PERIOD                               $8,957            $8,961            $8,900           $8,852            $8,713
====================================================================================================================================
Net consumer credit losses                       $1,165            $1,267            $1,037           $1,044            $1,075
As a percentage of average consumer loans          2.10%             2.25%             1.89%            2.07%             2.23%
------------------------------------------------------------------------------------------------------------------------------------
Net commercial credit losses                       $267              $238              $134             $225              $174
As a percentage of average commercial loans        0.78%             0.69%             0.40%            0.72%             0.60%
====================================================================================================================================

(1)      Reclassified to conform to the current period's presentation.
(2) Primarily includes foreign currency translation effects and the addition of allowance for credit losses related to acquisitions.
--------------------------------------------------------------------------------

                           Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

        See Exhibit Index.

        (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the first quarter of 2001; however, on April 18, 2001, the Company filed a Current Report on Form 8-K, dated April 16, 2001, reporting under Item 5 thereof the summarized results of operations of Citicorp and its subsidiaries for the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May, 2001.


                                   CITICORP
                                   (Registrant)

                                   By: /s/ Todd S. Thomson
                                   -----------------------
                                   Name: Todd S. Thomson
                                   Title:   Chief Financial Officer
                                            Principal Financial Officer


                                   By: /s/ Roger W. Trupin
                                   --------------------------
                                   Name: Roger W. Trupin
                                   Title:   Vice President and Controller

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

12.01+            Calculation of Ratio of Income to Fixed Charges.

12.02+ Calculation of Ratio of Income to Fixed Charges (including preferred stock dividends).

99.01+            Residual Value Obligation Certificate.



--------------

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of Citicorp does not exceed 10% of the total assets of Citicorp and its consolidated subsidiaries. Citicorp will furnish copies of any such instrument to the Securities and Exchange Commission upon request.

--------------

+ Filed herewith