Form 10-Q
period 2001-06-30
CITICORP
filed 2001-08-14
CIK 20405

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

|X|            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                            REDUCED DISCLOSURE FORMAT

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                    CITICORP

                                TABLE OF CONTENTS

                         Part I - FINANCIAL INFORMATION

Item 1.     Financial Statements:                                       PAGE NO.
                                                                        --------

            Consolidated Statements of Income (Unaudited) -
              Three and Six Months Ended June 30, 2001 and 2000               29

            Consolidated Balance Sheets -
              June 30, 2001 (Unaudited) and December 31, 2000                 30

            Consolidated Statements of Changes in Stockholder's Equity
              (Unaudited) - Six Months Ended June 30, 2001 and 2000           31

            Consolidated Statements of Cash Flows (Unaudited) -
              Six Months Ended June 30, 2001 and 2000                         32

            Consolidated Balance Sheets of Citibank, N.A. and
              Subsidiaries - June 30, 2001 (Unaudited) and
              December 31, 2000                                               33

            Notes to Consolidated Financial Statements (Unaudited)            34

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             1-28

Item 3.     Quantitative and Qualitative Disclosures about Market Risk     23-25
                                                                           36-37

                           Part II - Other Information

Item 6.     Exhibits and Reports on Form 8-K                                  52

Signatures                                                                    53

Exhibit Index                                                                 54

CITICORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ACQUISITION OF BANACCI

On August 6, 2001, Citicorp, an indirect wholly-owned subsidiary of Citigroup Inc. (Citigroup), completed its acquisition of 99.86% of the issued and outstanding ordinary shares of Grupo Financiero Banamex-Accival (Banacci), a leading Mexican financial institution, for approximately $12.5 billion in cash and Citigroup stock. Citicorp completed the acquisition by settling transactions that were conducted on the Mexican Stock Exchange on Friday, August 3, 2001. Those transactions comprised both the acquisition of Banacci shares tendered in response to Citicorp's offer to acquire all of Banacci's outstanding shares and the simultaneous sale of 126,705,281 Citigroup shares to the tendering Banacci shareholders. Banacci's and Citigroup's operations in Mexico will be integrated and will conduct business under the "Banamex" brand name. The transaction will be accounted for under the purchase method of accounting.

BUSINESS FOCUS

The table below shows the core income (loss) for each of Citicorp's businesses:

                                                                  THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                               ---------------------------------------------------------------------
IN MILLIONS OF DOLLARS                                               2001            2000(1)            2001            2000(1)
------------------------------------------------------------------------------------------------------------------------------------
GLOBAL CONSUMER
Citibanking North America                                           $  157            $  134           $  314            $  265
Mortgage Banking                                                        88                71              165               137
North America Cards                                                    455               388              922               768
CitiFinancial                                                          286               205              498               384
                                                               ---------------------------------------------------------------------
   Total North America                                                 986               798            1,899             1,554
                                                               ---------------------------------------------------------------------

Japan                                                                  229               173              427               323
Western Europe                                                         106                91              216               187

Asia                                                                   147               139              294               280
Latin America                                                           45                39               75               103
Central & Eastern Europe, Middle East and Africa                        21                15               39                30
                                                               ---------------------------------------------------------------------
   Total Emerging Markets Consumer Banking                             213               193              408               413
                                                               ---------------------------------------------------------------------

   Total International                                                 548               457            1,051               923
                                                               ---------------------------------------------------------------------
e-Consumer                                                             (32)              (46)             (67)             (114)
Other                                                                   (7)              (29)              (4)              (60)
                                                               ---------------------------------------------------------------------
TOTAL GLOBAL CONSUMER                                                1,495             1,180            2,879             2,303
                                                               ---------------------------------------------------------------------

GLOBAL CORPORATE
Corporate and Investment Bank                                          271               263              578               583
Emerging Markets Corporate Banking
  and Global Transaction Services                                      467               345              923               685
                                                               ---------------------------------------------------------------------

TOTAL GLOBAL CORPORATE                                                 738               608            1,501             1,268
                                                               ---------------------------------------------------------------------

GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING
Citibank Asset Management                                               (4)                6                7                 9
The Citigroup Private Bank                                              93                79              190               159
                                                               ---------------------------------------------------------------------
TOTAL GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING                  89                85              197               168
                                                               ---------------------------------------------------------------------

INVESTMENT ACTIVITIES                                                  188               238              135             1,021

CORPORATE/OTHER                                                        (38)             (107)             (71)             (262)
                                                               ---------------------------------------------------------------------

CORE INCOME                                                          2,472             2,004            4,641             4,498
Restructuring-Related Items, after-tax (2)                            (105)               (3)            (144)              (86)
Cumulative Effect of Accounting Changes (3)                           (111)               --             (144)               --
                                                               ---------------------------------------------------------------------
NET INCOME                                                          $2,256            $2,001           $4,353            $4,412
---------------------------------------------------------------=====================================================================

(1)   Reclassified to conform to the current period's presentation.
(2) Restructuring-related items in the 2001 first quarter related principally to severance and costs associated with the reduction of staff in the Global Corporate businesses and in the 2001 second quarter related principally to severance and costs associated with the reduction of staff primarily in the Global Corporate and Global Consumer businesses. See Note 8 of Notes to Consolidated Financial Statements. The 2000 six-month period includes a $71 million (after-tax) charge associated with the discontinuation of the loan origination operations of Associates Housing Finance unit.
(3) Accounting changes refer to the 2001 first quarter adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS 133) and the 2001 second quarter adoption of EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" (EITF 99-20). See Notes 3 and 7 of Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

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

The income analysis below reconciles amounts shown in the Consolidated Statements of Income on page 29 to the basis presented in the business segment discussions.

                                                                  THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                               ---------------------------------------------------------------------
IN MILLIONS OF DOLLARS                                               2001              2000             2001              2000
------------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                            $11,223           $10,167          $22,262           $21,013
Effect of securitization activities                                    930               574            1,696             1,236
Housing Finance unit charge                                             --                --               --                47
                                                               ---------------------------------------------------------------------
ADJUSTED REVENUES, NET OF INTEREST EXPENSE                          12,153            10,741           23,958            22,296
                                                               ---------------------------------------------------------------------
Total operating expenses                                             5,739             5,481           11,661            11,074
Restructuring-related items                                           (168)               (4)            (230)              (24)
Housing Finance unit charge                                             --                --               --               (25)
                                                               ---------------------------------------------------------------------
ADJUSTED OPERATING EXPENSES                                          5,571             5,477           11,431            11,025
                                                               ---------------------------------------------------------------------
Benefits, claims, and credit losses                                  1,742             1,481            3,456             2,950
Effect of securitization activities                                    930               574            1,696             1,236
Housing Finance unit charge                                             --                --               --               (40)
                                                               ---------------------------------------------------------------------
ADJUSTED BENEFITS, CLAIMS, AND CREDIT LOSSES                         2,672             2,055            5,152             4,146
                                                               ---------------------------------------------------------------------
CORE INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                3,910             3,209            7,375             7,125
Taxes on core income                                                 1,424             1,196            2,712             2,613
Minority interest, net of income tax                                    14                 9               22                14
                                                               ---------------------------------------------------------------------
CORE INCOME                                                          2,472             2,004            4,641             4,498
Restructuring-related items, after-tax                                (105)               (3)            (144)              (86)
                                                               ---------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES                2,367             2,001            4,497             4,412
Cumulative effect of accounting changes                               (111)               --             (144)               --
                                                               ---------------------------------------------------------------------
NET INCOME                                                         $ 2,256           $ 2,001          $ 4,353           $ 4,412
---------------------------------------------------------------=====================================================================

INCOME

Citicorp reported core income of $2.472 billion in the 2001 second quarter, up 23% from $2.004 billion in the 2000 second quarter. Core income in the 2001 second quarter excluded an after-tax charge of $105 million for restructuring-related items and an after-tax charge of $111 million, reflecting the cumulative effect of adopting EITF 99-20 (as described in Notes 3, 7 and 8 of Notes to Consolidated Financial Statements). Net income for the quarter was $2.256 billion, up 13% from $2.001 billion in the year-ago quarter. Core income return on common equity was 20.5% compared to 21.3% a year ago.

Core income for the 2001 six months of $4.641 billion was up 3% from $4.498 billion in the 2000 six months. Net income in the 2001 six months was $4.353 billion, down 1% from $4.412 billion. Core income return on common equity was 19.3% and 24.3% in the six months of 2001 and 2000, respectively.

Global Consumer core income increased $315 million or 27% and $576 or 25% in the 2001 second quarter and six months compared to the 2000 periods, including second quarter and six-month comparative increases of 40% and 30% in CitiFinancial, 17% and 20% in North America Cards, and 32% for both periods in Japan. Global Corporate increased $130 million or 21% and $233 million or 18% from the 2000 second quarter and six-month periods. Global Investment Management and Private Banking grew $4 million or 5% and $29 million or 17%, while Investment Activities decreased $50 million or 21% and $886 million or 87% from the 2000 second quarter and six-month periods.

REVENUES, NET OF INTEREST EXPENSE

Adjusted revenues, net of interest expense, of $12.2 billion and $24.0 billion in the 2001 second quarter and six months were up $1.4 billion or 13% and $1.7 billion or 7%, respectively, from the 2000 periods. Global Consumer revenues were up $1.2 billion or 16% in the 2001 second quarter to $8.3 billion, and were up $2.1 billion or 14% in the 2001 six months to $16.4 billion, led by 2001 second quarter and six-month increases in North America of $801 million or 17% and $1.4 billion or 15% from the 2000 second quarter and six months. Compared to the 2000 periods, North America Cards was up $542 million or 21% in the 2001 second quarter and $995 million or 19% in the 2001 six months, while CitiFinancial experienced growth of $121 million or 10% in the 2001 second quarter and $238 million or 10% in the 2001 six months, both businesses reflecting strong growth in receivables.

International Consumer revenues were up $221 million or 9% in the 2001 second quarter and $448 million or 10% in the 2001 six months, reflecting strong growth in Japan's consumer finance business.

Compared to the 2000 periods, Global Corporate revenues were up $198 million or 7% in the 2001 second quarter and $708 million or 13% in the 2001 six months, led by double-digit growth in Emerging Markets Corporate Banking & Global Transaction Services, reflecting growth and acquisitions. Corporate and Investment Bank revenues were down $25 million or 2% in the 2001 second quarter and were up $165 million or 7% in the 2001 six-month period, reflecting strong Fixed Income results and the impact of Copelco in the six-month comparison.

Global Investment Management and Private Banking revenues of $523 million in the 2001 second quarter and $1.092 billion in the 2001 six months were up $20 million or 4% and $107 million or 11% from the comparable 2000 periods, primarily due to growth in asset-based fee revenues and the impact of acquisitions in the six-month comparison. Revenues in Investment Activities decreased $96 million and $1.405 billion from the 2000 second quarter and six months, respectively, primarily reflecting lower venture capital results.

SELECTED REVENUE ITEMS

Net interest revenue as calculated from the Consolidated Statements of Income rose $1.1 billion or 21% from the 2000 second quarter to $6.5 billion and increased $2.1 billion or 19% from the 2000 six months to $12.7 billion, reflecting business volume growth in most markets as well as the changing rate environment. Net interest revenue, including the effect of securitization activities, increased $1.3 billion or 20% from the 2000 second quarter and $2.4 billion or 18% from the 2000 six months. Fees and commissions revenue of $2.6 billion was down $245 million or 9% from the 2000 second quarter, primarily as a result of lower transactional activity, partially offset by volume-related growth in customer activities and assets under fee-based management.

Aggregate trading and foreign exchange revenues of $858 million and $1.9 billion for the 2001 second quarter and six months were up $149 million or 21% from the 2000 second quarter and up $449 million or 30% from the 2000 six-month period, reflecting strong Fixed Income and Foreign Exchange growth. Realized gains from sales of investments were down $234 million and $178 million from the 2000 second quarter and six-month periods, reflecting lower realized gains in certain proprietary investments and the refinancing portfolio. Other income as shown in the Consolidated Statements of Income of $1.2 billion in the 2001 second quarter was up $264 million from the year-ago quarter, and was down $1.1 billion from the 2000 six months, primarily reflecting venture capital activity.

OPERATING EXPENSES

Adjusted operating expenses of $5.6 billion and $11.4 billion in the 2001 second quarter and six months, respectively, which exclude restructuring-related items, were up $94 million or 2% in the 2001 second quarter and $406 million or 4% in the 2001 six months, compared to year-ago levels. Global Corporate expenses were down 2% in the 2001 second quarter, reflecting lower compensation and benefits, and were up 8% in the 2001 six months, primarily attributable to increased compensation and benefits in the first quarter of 2001, investment spending to expand product platforms and the impact of the acquisitions of Schroders and Copelco.

Compared to the 2000 periods, Global Consumer expenses increased 3% in the 2001 second quarter and 4% in the 2001 six months, reflecting the effect of foreign currency translation and expense management initiatives (including CitiFinancial branch consolidations) which were partially offset by volume-related increases. Global Investment Management and Private Banking expenses increased 5% and 12% from the year-ago quarter and six-month periods, primarily reflecting increased compensation and benefits and investments in sales and marketing initiatives, as well as the impact of acquisitions in the six-month comparison. Corporate/Other expenses decreased $164 million in the 2001 six months, which primarily reflected a 2000 first quarter $108 million pretax expense for the contribution of appreciated venture capital securities to Citigroup's Foundation.

RESTRUCTURING-RELATED ITEMS

Restructuring-related items of $168 million ($105 million after-tax) in the 2001 second quarter and $230 million ($144 million after-tax) in the 2001 six months related principally to severance and costs associated with the reduction of staff primarily in the Global Corporate and Global Consumer businesses. Restructuring-related items of $4 million ($3 million after-tax) in the 2000 second quarter and $24 million ($15 million after-tax) in the 2000 six months primarily represented charges for accelerated depreciation. Included in other operating expenses for the 2000 six-month period is a $71 million (after-tax) charge associated with the discontinuation of the loan origination operations of Associates Housing Finance unit.

BENEFITS, CLAIMS, AND CREDIT LOSSES

Adjusted benefits, claims, and credit losses were $2.7 billion and $5.2 billion in the 2001 second quarter and six months, up $617 million and $1.0 billion from the 2000 second quarter and six months, respectively. Policyholder benefits and claims in the 2001 second quarter increased 44% from the 2000 second quarter to $257 million, and were up 50% to $507 million for the 2001 six months, primarily as a result of increases in CitiFinancial and Other
Consumer. The adjusted provision for credit losses increased 29% from the 2000 second quarter to $2.4 billion in the 2001 second quarter and increased
21% from the 2000 six months to $4.6 billion in the 2001 six months, primarily reflecting increases in Cards.

Global Consumer adjusted provisions for benefits, claims and credit losses of $2.4 billion in the 2001 second quarter were up 31% from the 2000 second quarter, primarily reflecting increases in North America Cards and CitiFinancial. Total managed net credit losses were $2.154 billion and the related loss ratio was 2.85% in the 2001 second quarter, as compared to $1.931 billion and 2.61% in the preceding quarter and $1.606 billion and 2.42% in the year-ago quarter. The managed consumer loan delinquency ratio (90 days or more past due) increased to 2.10% at June 30, 2001 from 2.04% at March 31, 2001 and 1.74% a year ago.

Global Corporate provisions for benefits, claims, and credit losses of $289 million in the 2001 second quarter increased 20% from a year ago, primarily due to higher expected loss rates in the transportation portfolio in the Corporate and Investment Bank. Emerging Markets Corporate Banking & Global Transaction Services provision for credit losses improved in most regions compared to year-ago levels.

Commercial cash-basis loans at June 30, 2001 and 2000 were $2.605 billion and $1.746 billion, respectively, while the commercial Other Real Estate Owned
(OREO) portfolio totaled $194 million and $203 million, respectively. The increase in cash-basis loans from the 2000 second quarter was primarily related to the transportation portfolio, the addition of Copelco and increases attributable to borrowers in the retail, telecommunication and utility industries. Commercial cash-basis loans at June 30, 2001 increased $243 million from March 31, 2001. The improvements in OREO were primarily related to the North America real estate portfolio.

CAPITAL

Total capital (Tier 1 and Tier 2) was $60.1 billion or 12.58% of net risk-adjusted assets, and Tier 1 capital was $40.3 billion or 8.43% at June 30, 2001, compared to $59.6 billion or 12.51% and $39.7 billion or 8.34% at March 31, 2001.

--------------------------------------------------------------------------------

The Income line in each of the following business segment discussions excludes the cumulative effect of adopting EITF 99-20 and SFAS 133. See Notes 3 and 7 of Notes to Consolidated Financial Statements.

GLOBAL CONSUMER

                                            THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                          -------------------------------      %        -------------------------------     %
IN MILLIONS OF DOLLARS                         2001          2000(1)         Change          2001         2000(1)         Change
------------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE       $7,392          $6,588           12          $14,699        $13,098            12
Effect of securitization activities              930             574           62            1,696          1,236            37
                                          -------------------------------               -------------------------------
ADJUSTED REVENUES,
  NET OF INTEREST EXPENSE                      8,322           7,162           16           16,395         14,334            14
                                          -------------------------------               -------------------------------
Adjusted operating expenses (2)                3,564           3,466            3            7,213          6,955             4
                                          -------------------------------               -------------------------------
Provisions for benefits, claims,
  and credit losses                            1,452           1,238           17            2,897          2,468            17
Effect of securitization activities              930             574           62            1,696          1,236            37
                                          -------------------------------               -------------------------------
Adjusted provisions for benefits,
  claims, and credit losses                    2,382           1,812           31            4,593          3,704            24
                                          -------------------------------               -------------------------------
CORE INCOME BEFORE TAXES
  AND MINORITY INTEREST                        2,376           1,884           26            4,589          3,675            25
Income taxes                                     874             698           25            1,698          1,361            25
Minority interest, after-tax                       7               6           17               12             11             9
                                          -------------------------------               -------------------------------
CORE INCOME                                    1,495           1,180           27            2,879          2,303            25
Restructuring-related items, after-tax           (58)             10           NM              (70)             6            NM
                                          -------------------------------               -------------------------------
INCOME                                        $1,437          $1,190           21          $ 2,809         $2,309            22
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Global Consumer -- which provides banking, consumer lending, including credit and charge cards, investment and personal insurance products and services, to customers around the world -- reported core income of $1.495 billion and $2.879 billion in the 2001 second quarter and six months, up $315 million or 27% and $576 million or 25% from the comparable 2000 periods, reflecting growth in most businesses. Banking/Lending core income increased $188 million or 24% in the 2001 second quarter and $345 million or 22% in the 2001 six months from the prior-year periods, reflecting strong performance across all businesses. In the International businesses, core income increased $91 million or 20% in the 2001 second quarter and $128 million or 14% in the 2001 six months, marked by growth in all regions except Latin America, where core income increased $6 million or 15% in the 2001 second quarter but decreased $28 million or 27% in the 2001 six months primarily due to lower earnings from Confia. Income of $1.437 billion and $2.809 billion in the 2001 second quarter and six months included restructuring-related items of $58 million ($93 million pretax) and $70 million ($112 million pretax), respectively. Income of $1.190 billion and $2.309 billion in the 2000 second quarter and six months included restructuring-related credits of $10 million ($18 million pretax) and $6 million ($12 million pretax), respectively. See Note 8 of Notes to Consolidated Financial Statements for a discussion of the restructuring-related items.

BANKING/LENDING

CITIBANKING NORTH AMERICA

                                            THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                          -------------------------------      %        -------------------------------     %
IN MILLIONS OF DOLLARS                         2001          2000(1)         Change          2001         2000(1)         Change
------------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE         $662            $566           17           $1,273         $1,145            11
Adjusted operating expenses (2)                  394             334           18              740            685             8
Provision for credit losses                       13               7           86               20             16            25
                                          -------------------------------               -------------------------------
CORE INCOME BEFORE TAXES                         255             225           13              513            444            16
Income taxes                                      98              91            8              199            179            11
                                          -------------------------------               -------------------------------
CORE INCOME                                      157             134           17              314            265            18
Restructuring-related items, after-tax            (3)              8           NM               (3)             8            NM
                                          -------------------------------               -------------------------------
INCOME                                          $154            $142            8             $311           $273            14
------------------------------------------==========================================================================================
Average assets (IN BILLIONS OF DOLLARS)            9               9           --                9              9            --
Return on assets                                6.86%           6.35%                         6.97%          6.10%
------------------------------------------==========================================================================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                7.00%           5.99%                         7.04%          5.92%
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Citibanking North America -- which delivers banking, lending and investment services to customers through Citibank's branches and electronic delivery systems -- reported core income of $157 million and $314 million in the 2001 second quarter and six months, respectively, up $23 million or 17% and $49 million or 18% from the 2000 periods, as revenue growth and a realized investment gain were partially offset by increased expenses. Income of $154 million in the 2001 second quarter included restructuring-related items of $3 million ($5 million pretax). Income of $142 million in the 2000 second quarter included restructuring-related credits of $8 million ($14 million pretax).

On July 17, 2001, Citibanking North America completed the acquisition of European American Bank (EAB), a state-chartered bank with $10.7 billion in deposits, $15.0 billion in assets and 97 branches in the New York area as of June 30, 2001.

As shown in the following table, Citibanking grew customer deposits and accounts from 2000, while loans were unchanged from a year ago.

                                            THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                          -------------------------------      %        -------------------------------     %
IN BILLIONS OF DOLLARS                         2001            2000          Change          2001           2000          Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                           6.8             6.4            6              6.8            6.4             6
Average customer deposits                      $48.1           $44.5            8            $48.0          $44.1             9
Average loans                                   $7.0            $7.0           --             $7.0           $7.0            --
------------------------------------------==========================================================================================

Revenues, net of interest expense, of $662 million and $1.273 billion in the 2001 second quarter and six months, respectively, increased $96 million or 17% and $128 million or 11% from the 2000 periods. Revenue growth in the 2001 second quarter and six months was driven by higher treasury results, growth in customer deposits and debit card fees and was partially offset by reduced investment product fees that reflect current market conditions. Revenues in the 2001 periods include a realized investment gain resulting from the disposition of an equity investment. Adjusted operating expenses for the 2001 second quarter and six months increased $60 million or 18% and $55 million or 8% compared to the 2000 second quarter and six months, reflecting investments in technology and higher advertising and marketing.

The provision for credit losses increased to $13 million and $20 million in the 2001 second quarter and six months from $7 million and $16 million in the 2000 periods. The net credit loss ratio was 1.03% in the 2001 second quarter, up from 0.85% in the 2001 first quarter and 0.88% in the prior-year quarter. Loans delinquent 90 days or more were $41 million or 0.58% of loans at June 30, 2001, compared to $41 million or 0.59% at March 31, 2001 and $33 million or 0.47% a year ago.

MORTGAGE BANKING

                                            THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                          -------------------------------      %        -------------------------------      %
IN MILLIONS OF DOLLARS                         2001          2000(1)         Change          2001          2000(1)        Change
------------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE         $268            $226           19             $510           $449            14
Adjusted operating expenses(2)                   116             102           14              225            201            12
(Benefit) provision for credit losses             (3)             (1)          NM               (3)             8            NM
                                          -------------------------------               -------------------------------
CORE INCOME BEFORE TAXES
  AND MINORITY INTEREST                          155             125           24              288            240            20
Income taxes                                      60              48           25              111             92            21
Minority interest, after-tax                       7               6           17               12             11             9
                                          -------------------------------               -------------------------------
Core income                                       88              71           24              165            137            20
Restructuring-related items, after-tax            (2)             --           NM               (2)            --            NM
                                          -------------------------------               -------------------------------
INCOME                                          $ 86            $ 71           21             $163           $137            19
------------------------------------------==========================================================================================
Average assets (IN BILLIONS OF DOLLARS)          $48             $37           30              $48            $36            33
Return on assets                                0.72%           0.77%                         0.68%          0.77%
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Mortgage Banking -- which originates and services mortgages and student loans for customers across the United States -- reported core income of $88 million and $165 million in the 2001 second quarter and six months, respectively, up $17 million or 24% and $28 million or 20% from the 2000 periods, reflecting higher loan and origination volumes and increased securitization activity which were partially offset by lower servicing revenue. Income of $86 million in the 2001 second quarter included restructuring-related items of $2 million ($3 million pretax).

As shown in the following table, accounts in the 2001 second quarter increased 13% while average managed loans increased 33% from the 2000 second quarter, reflecting strong growth in mortgage loans held for sale and student loans. Mortgage originations were up significantly from the 2000 periods, reflecting increased refinancing activity due to lower interest rates.

                                            THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                          -------------------------------      %        -------------------------------     %
IN BILLIONS OF DOLLARS                         2001            2000          Change          2001           2000          Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)(1)                        4.5             4.0           13              4.5            4.0            13
Average managed loans(1)                       $45.7           $34.4           33            $45.2          $33.4            35
Mortgage originations                           $8.8            $5.1           73            $14.7           $8.8            67
------------------------------------------==========================================================================================

(1)   Includes student loans.
--------------------------------------------------------------------------------

Revenues, net of interest expense, of $268 million and $510 million in the 2001 second quarter and six months, respectively, grew $42 million or 19% and $61 million or 14% from the 2000 second quarter and six months, mainly due to higher securitization income and growth in on-balance sheet loans, partially offset by lower servicing revenue, primarily reflecting increased prepayment activity driven by lower interest rates. Adjusted operating expenses increased $14 million or 14% and $24 million or 12% in the 2001 second quarter and six months, reflecting volume-related increases.

The (benefit) provision for credit losses was ($3) million in both the 2001 second quarter and six months compared to ($1) million and $8 million in the 2000 second quarter and six months, respectively. The net credit loss ratio was 0.08% in the 2001 second quarter compared to 0.06% in the 2001 first quarter and 0.08% in the 2000 second quarter. Loans delinquent 90 days or more were $1.191 billion or 2.61% of loans at June 30, 2001, up from $957 million or 2.14% at March 31, 2001 and $722 million or 2.10% a year ago. The increase in delinquencies from the prior quarter and prior year reflects an increase in mortgage and student loans guaranteed by the U.S. government.

NORTH AMERICA CARDS

                                            THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                          -------------------------------      %       -------------------------------      %
IN MILLIONS OF DOLLARS                         2001          2000(1)        Change           2001         2000(1)        Change
------------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE       $2,197          $1,983           11           $4,470         $3,894            15
Effect of securitization activities              902             574           57            1,633          1,214            35
                                          -------------------------------               -------------------------------
ADJUSTED REVENUES,
  NET OF INTEREST EXPENSE                      3,099           2,557           21            6,103          5,108            19
                                          -------------------------------               -------------------------------
Adjusted operating expenses(2)                 1,003             975            3            2,044          1,932             6
Adjusted provision for credit losses(3)        1,371             961           43            2,592          1,951            33
                                          -------------------------------               -------------------------------
CORE INCOME BEFORE TAXES                         725             621           17            1,467          1,225            20
Income taxes                                     270             233           16              545            457            19
                                          -------------------------------               -------------------------------
CORE INCOME                                      455             388           17              922            768            20
Restructuring-related items, after-tax            --               4         (100)              --              4          (100)
                                          -------------------------------               -------------------------------
INCOME                                        $  455          $  392           16           $  922         $  772            19
------------------------------------------==========================================================================================
Average assets (IN BILLIONS OF
  DOLLARS)(4)                                    $39             $38            3              $40            $35            14

Return on assets(5)                             4.68%           4.15%                         4.65%          4.44%
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
(3)   Adjusted for the effect of securitization activities.
(4) Adjusted for the effect of securitization activities, managed average assets for North America Cards were $106 billion in both the 2001 second quarter and six months, compared to $94 billion and $92 billion in the 2000 second quarter and six months, respectively.
(5) Adjusted for the effect of securitization activities, the return on managed assets, excluding restructuring-related items, for North America Cards was 1.72% and 1.75% in the 2001 second quarter and six months and 1.66% and 1.68% in the 2000 second quarter and six months.
--------------------------------------------------------------------------------

North America Cards -- which includes Citi Cards (bankcards and private-label cards) and Diners Club -- reported core income of $455 million and $922 million in the 2001 second quarter and six months, respectively, up $67 million or 17% and $154 million or 20% from the 2000 periods, driven by strong revenue growth that was partially offset by higher credit costs. Income of $392 million in the 2000 second quarter included restructuring-related credits of $4 million ($5 million pretax).

Adjusted revenues, net of interest expense, of $3.099 billion and $6.103 billion in the 2001 second quarter and six months, respectively, were up $542 million or 21% and $995 million or 19% from the 2000 periods, reflecting receivable growth and spread improvements that resulted from repricing actions and lower interest rates. Adjusted operating expenses increased $28 million or 3% in the 2001 second quarter and $112 million or 6% in the 2001 six months from the comparable 2000 periods, reflecting increased business volumes that were partially offset by disciplined expense management.

As shown in the following table, on a managed basis, the Citi Cards portfolio experienced strong growth in receivables and accounts in the 2001 second quarter and six months, reflecting base business momentum as well as portfolio acquisitions. Total sales were up marginally compared to the 2000 periods as growth in purchase sales volumes was partially offset by lower balance consolidation activity.

                                            THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                          -------------------------------      %       -------------------------------      %
IN BILLIONS OF DOLLARS                         2001            2000          Change          2001           2000          Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                          94.1            83.9           12             94.1           83.9            12
Total sales                                   $ 55.6           $55.3            1           $106.8         $103.7             3
End-of-period managed receivables             $103.9           $92.3           13           $103.9         $ 92.3            13
------------------------------------------==========================================================================================

Risk adjusted margin is a measure of profitability calculated as adjusted revenues less managed net credit losses as a percentage of average managed loans and is consistent with the goal of matching the revenues generated by the loan portfolio with the credit risk undertaken. As shown in the following table, the Citi Cards risk adjusted margin of 6.49% and 6.70% in the 2001 second quarter and six months declined 42 and 25 basis points, respectively, from the 2000 periods, as higher spreads were more than offset by higher net credit losses and lower non-interest revenue.

                                                                   THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                               ---------------------------------------------------------------------
IN BILLIONS OF DOLLARS                                               2001              2000             2001              2000
------------------------------------------------------------------------------------------------------------------------------------
Risk adjusted revenues(1)                                            $1.627            $1.516           $3.336            $2.987
Risk adjusted margin %(2)                                              6.49%             6.91%            6.70%             6.95%
---------------------------------------------------------------=====================================================================

(1)   Citi Cards adjusted revenues less managed net credit losses.
(2)   Risk adjusted revenues as a percentage of average managed loans.
--------------------------------------------------------------------------------

The adjusted provision for credit losses was $1.371 billion and $2.592 billion in the 2001 second quarter and six months, up from $961 million and $1.951 billion in the comparable 2000 periods. Citi Cards managed net credit losses in the 2001 second quarter were $1.383 billion and the related loss ratio was 5.51% up from $1.196 billion and 4.84% in the 2001 first quarter and $948 million and

4.32% in the 2000 second quarter. Net credit losses in the 2001 second quarter include a recovery of $55 million from the sale of certain bankrupt accounts which resulted in a 22 basis point reduction of the managed net credit loss ratio. The increase in net credit losses reflects current U.S. economic conditions and an industry-wide rise in bankruptcy filings. Citi Cards managed loans delinquent 90 days or more were $1.775 billion or 1.72% of loans at June 30, 2001, up from $1.156 billion or 1.26% at June 30, 2000 but down $61 million or 12 basis points compared to $1.836 billion or 1.84% at March 31, 2001.

CITIFINANCIAL

                                            THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                          -------------------------------      %        -------------------------------      %
IN MILLIONS OF DOLLARS                         2001          2000(1)        Change           2001         2000(1)        Change
------------------------------------------------------------------------------------------------------------------------------------
ADJUSTED REVENUES,
  NET OF INTEREST EXPENSE(2)                  $1,390          $1,269           10           $2,729         $2,491            10
Adjusted operating expenses(3)                   502             571          (12)           1,071          1,107            (3)
Adjusted provisions for benefits, claims,
  and credit losses(2)                           434             373           16              862            777            11
                                          -------------------------------               -------------------------------
CORE INCOME BEFORE TAXES                         454             325           40              796            607            31
Income taxes                                     168             120           40              298            223            34
                                          -------------------------------               -------------------------------
CORE INCOME                                      286             205           40              498            384            30
Restructuring-related items, after-tax           (14)             --           NM              (22)            --            NM
                                          -------------------------------               -------------------------------
INCOME                                        $  272          $  205           33           $  476         $  384            24
------------------------------------------==========================================================================================
Average assets (IN BILLIONS OF DOLLARS)          $65             $55           18              $64            $53            21
Return on assets                                1.68%           1.50%                         1.50%          1.46%
------------------------------------------==========================================================================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                1.76%           1.50%                         1.57%          1.46%
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2) Adjusted for the effect of securitization activities of $28 million and $63 million in the 2001 second quarter and six months, respectively, and $22 million in the 2000 six-month period.
(3)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

CitiFinancial - which provides community-based lending services, through its branch network and regional sales offices and through cross-selling initiatives with other Citigroup businesses, and originates real estate-secured loans through centralized and distributed platforms - reported core income of $286 million in the 2001 second quarter, up $81 million or 40% from 2000, principally reflecting operating expense savings, lower cost of funds and strong growth in receivables. For the six months ending June 30, 2001, core income was $498 million, up $114 million or 30% from 2000, principally reflecting operating expense savings and strong growth in receivables. Income of $272 million and $476 million in the 2001 second quarter and six months included restructuring-related items of $14 million ($23 million pretax) and $22 million ($36 million pretax), respectively.

As shown in the following table, receivables in the 2001 second quarter grew 13% compared to the 2000 second quarter due to higher volumes at CitiFinancial branches and the cross selling of products through other Citigroup distribution channels. At June 30, 2001, the portfolio consisted of 69% real estate-secured loans, 17% personal loans, 10% auto loans and 4% sales finance and other loans compared with 69%, 19%, 7% and 5%, respectively, in 2000. The average net interest margin on receivables of 7.85% and 7.78% in the 2001 second quarter and six months, respectively, increased 1 basis point and decreased 24 basis points compared to the 2000 periods, reflecting growth in lower-risk real estate loans that have lower yields, offset in the 2001 second quarter by lower cost of funds.

                                               THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                             -------------------------------  Increase/  ---------------------------  Increase/
                                                  2001             2000       Decrease        2001         2000       Decrease
----------------------------------------------------------------------------------------------------------------------------------
End-of-period managed receivables (IN BILLIONS)   $58.5           $51.6           13%         $58.5         $51.6         13%
Average net interest margin %                      7.85%           7.84%           1 bp        7.78%         8.02%       (24) bp
----------------------------------------------------------------------------------------------------------------------------------

Adjusted revenues, net of interest expense, of $1.390 billion and $2.729 billion in the 2001 second quarter and six months, respectively, increased $121 million or 10% and $238 million or 10% from the comparable 2000 periods, reflecting strong growth in receivables. Revenues in the 2001 second quarter also benefited from a lower cost of funds. Adjusted operating expenses of $502 million and $1.071 billion in the 2001 second quarter and six months decreased $69 million or 12% and $36 million or 3% from the prior-year periods, mainly reflecting efficiencies resulting from the consolidation of Associates branches, partially offset by volume-related increases.

Adjusted provisions for benefits, claims and credit losses were $434 million and $862 million in the 2001 second quarter and six months, respectively, up from $373 million and $777 million in the comparable 2000 periods. The net credit loss ratio was 2.55% in the 2001 second quarter, down from 2.57% in the 2001 first quarter and up from 2.49% in the 2000 second quarter. Loans delinquent 90 days or more were $1.757 billion or 3.00% of loans at June 30, 2001, up from $1.599 billion or 2.77% at March 31, 2001 and

$1.033 billion or 1.98% a year ago, primarily due to the alignment of credit and collection policies in the Associates real estate portfolio to those of CitiFinancial and, to a lesser extent, current U.S. economic conditions.

INTERNATIONAL CONSUMER

JAPAN

                                            THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                          -------------------------------      %        -------------------------------     %
IN MILLIONS OF DOLLARS                         2001           2000(1)        Change          2001          2000(1)        Change
------------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE         $818            $662           24           $1,643         $1,253            31
Adjusted operating expenses (2)                  313             267           17              666            516            29
Provision for credit losses                      147             121           21              309            226            37
                                          -------------------------------               -------------------------------
CORE INCOME BEFORE TAXES                         358             274           31              668            511            31
Income taxes                                     129             101           28              241            188            28
                                          -------------------------------               -------------------------------
CORE INCOME                                      229             173           32              427            323            32
Restructuring-related items, after-tax            (6)             --           NM               (6)            --            NM
                                          -------------------------------               -------------------------------
INCOME                                          $223            $173           29           $  421         $  323            30
------------------------------------------==========================================================================================
Average assets (IN BILLIONS OF DOLLARS)          $20             $16           25              $20            $16            25
Return on assets                                4.47%           4.35%                         4.24%          4.06%
------------------------------------------==========================================================================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                4.59%           4.35%                         4.31%          4.06%
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Japan - which provides banking, community-based lending, including credit and charge cards, and investment products and services - reported core income of $229 million and $427 million in the 2001 second quarter and six months, respectively, up $56 million or 32% and $104 million or 32% from 2000, reflecting growth in the consumer finance business, including the impact of the acquisitions of Unimat in September 2000 and the Chiyoda Trust portfolio in June 2000. Income of $223 million in the 2001 second quarter included restructuring-related items of $6 million ($12 million pretax).

The net effect of foreign currency translation in the 2001 second quarter reduced revenue, expense and provision for credit losses growth rates by 6, 7 and 13 percentage points, respectively, compared to the 2000 second quarter. For the six months ended June 30, 2001, the net effect of foreign currency translation reduced revenue, expense and provision for credit losses growth rates by 8, 8 and 12 percentage points, respectively, compared to the prior-year period.

As shown in the following table, the Japan business experienced strong growth in accounts, customer deposits and loans from 2000, including the Unimat acquisition which added approximately $1.5 billion to average loans and 0.4 million to accounts in the 2001 second quarter.

                                            THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                          -------------------------------      %        -------------------------------     %
IN BILLIONS OF DOLLARS                          2001           2000          Change           2001          2000          Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                           5.0             4.1           22              5.0            4.1            22
Average customer deposits                      $14.7           $13.5            9            $14.5          $13.3             9
Average loans                                  $14.0           $10.9           28            $13.8          $10.3            34
------------------------------------------==========================================================================================

Revenues, net of interest expense, of $818 million and $1.643 billion in the 2001 second quarter and six months increased $156 million or 24% and $390 million or 31% from the respective 2000 periods, primarily reflecting growth in consumer finance revenues and customer deposits along with the impact of acquisitions, partially offset by the effect of foreign currency translation. Adjusted operating expenses in the 2001 second quarter and six months increased 17% and 29%, respectively, from the 2000 periods, reflecting volume-related increases and the impact of acquisitions, partially offset by the effect of foreign currency translation.

The provision for credit losses was $147 million and $309 million for the 2001 second quarter and six months, up $26 million and $83 million from the comparable 2000 periods, primarily due to higher loan volumes, including the impact of acquisitions. Net credit losses in the 2001 second quarter were $131 million and the related loss ratio was 3.74%, compared to $135 million and 4.06% in the 2001 first quarter and $88 million and 3.19% in the 2000 second quarter. The increase in net credit losses was primarily due to higher bankruptcy filings. Loans delinquent 90 days or more were $129 million or 0.91% of loans at June 30, 2001, compared to $107 million or 0.81% at March 31, 2001 and $100 million or 0.83% a year ago.

WESTERN EUROPE

                                            THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                          -------------------------------      %        -------------------------------     %
IN MILLIONS OF DOLLARS                         2001           2000(1)        Change          2001         2000(1)         Change
------------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE         $602            $600           --           $1,224         $1,218            --
Adjusted operating expenses(2)                   332             365           (9)             682            728            (6)
Provisions for benefits, claims,
  and credit losses                              101              92           10              200            196             2
                                          -------------------------------               -------------------------------
CORE INCOME BEFORE TAXES                         169             143           18              342            294            16
Income taxes                                      63              52           21              126            107            18
                                          -------------------------------               -------------------------------
CORE INCOME                                      106              91           16              216            187            16
Restructuring-related items, after-tax            (2)             --           NM               (2)            --            NM
                                          -------------------------------               -------------------------------
INCOME                                          $104            $ 91           14           $  214         $  187            14
------------------------------------------==========================================================================================
Average assets (IN BILLIONS OF DOLLARS)          $22             $21            5              $22            $22            --
Return on assets                                1.90%           1.74%                         1.96%          1.71%
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Western Europe -- which provides banking, community-based lending, including credit and charge cards, and investment products and services -- reported core income of $106 million and $216 million in the 2001 second quarter and six months, respectively, up $15 million or 16% and $29 million or 16% from the 2000 periods, mainly reflecting growth in the branch and consumer finance businesses across the region, particularly in Germany, and in the six-month comparison reflecting a gain related to the sale of the Diners Club franchises in the region. Income of $104 million in the 2001 second quarter included restructuring-related items of $2 million ($3 million pretax).

The net effect of foreign currency translation reduced income growth by approximately $9 million and $24 million in the 2001 second quarter and six months and reduced revenue growth by approximately 7% and 8%, reduced expense growth by approximately 6% in both periods and reduced provisions for benefits, claims, and credit losses growth by approximately 7% and 6%, respectively from the comparable prior-year periods.

As shown in the following table, Western Europe accounts were up slightly from a year ago. Growth in both deposit and loan volumes was reduced by foreign currency translation effects.

                                            THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                          -------------------------------      %        -------------------------------     %
IN BILLIONS OF DOLLARS                         2001            2000          Change          2001           2000          Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                          10.0             9.9            1             10.0            9.9             1
Average customer deposits                      $13.0           $12.5            4            $13.0          $12.8             2
Average loans                                  $17.1           $16.8            2            $17.2          $16.9             2
------------------------------------------==========================================================================================

Revenues, net of interest expense, of $602 million and $1.224 billion in the 2001 second quarter and six months increased $2 million and $6 million from the 2000 periods, principally due to growth in consumer finance and branch lending revenues, partially offset by the adverse effects of foreign currency translation and reduced investment product fees. Additionally, the benefit of deposit volume growth was offset by reduced spreads due to lower interest rates. Adjusted operating expenses of $332 million and $682 million in the 2001 second quarter and six months declined $33 million or 9% and $46 million or 6% from the comparable 2000 periods as costs associated with higher business volumes were more than offset by the effect of foreign currency translation and lower expenses due to expense management initiatives.

The provisions for benefits, claims, and credit losses were $101 million and $200 million in the 2001 second quarter and six months, up from $92 million and $196 million in the respective 2000 periods. The net credit loss ratio was 1.98% in the 2001 second quarter, up from 1.92% in the 2001 first quarter and 1.84% in the 2000 second quarter. Loans delinquent 90 days or more were $740 million or 4.34% of loans at June 30, 2001 decreased from $785 million or 4.68% at March 31, 2001 and $892 million or 5.18% a year ago. The decline in the dollar amount of delinquent loans from a year ago reflects the effect of foreign currency translation and portfolio improvements.

ASIA

                                            THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                          -------------------------------      %        -------------------------------     %
IN MILLIONS OF DOLLARS                         2001           2000(1)        Change          2001          2000(1)        Change
------------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE         $539            $519            4           $1,079         $1,058             2
Adjusted operating expenses(2)                   242             241           --              486            487            --
Provisions for benefits, claims,
  and credit losses                               67              62            8              129            136            (5)
                                          -------------------------------               --------------------------------------------
CORE INCOME BEFORE TAXES                         230             216            6              464            435             7
Income taxes                                      83              77            8              170            155            10
                                          -------------------------------               --------------------------------------------
CORE INCOME                                      147             139            6              294            280             5
Restructuring-related items, after-tax            (3)             (1)          NM               (3)            (4)           25
                                          -------------------------------               --------------------------------------------
INCOME                                          $144            $138            4           $  291         $  276             5
------------------------------------------==========================================================================================
Average assets (IN BILLIONS OF DOLLARS)          $25             $26           (4)             $25            $27            (7)
Return on assets                                2.31%           2.13%                         2.35%          2.06%
------------------------------------------==========================================================================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                2.36%           2.15%                         2.37%          2.09%
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Asia (excluding Japan) -- which provides banking, lending, including credit and charge cards, and investment products and services -- reported core income of $147 million and $294 million in the 2001 second quarter and six months, respectively, up $8 million or 6% and $14 million or 5% from the 2000 periods, as volume growth across most countries and products was partially offset by the net effects of foreign currency translation. Core income in the 2001 second quarter and six months also includes gains on the contribution of Citicorp's insurance operations in Taiwan to its joint venture with Fubon. Income of $144 million in the 2001 second quarter and $291 million in the 2001 six months included restructuring-related charges of $3 million ($4 million pretax) in both periods. Income of $138 million in the 2000 second quarter and $276 million in the 2000 six months included restructuring-related charges of $1 million ($2 million pretax) and $4 million ($6 million pretax), respectively.

The net effect of foreign currency translation reduced income growth by approximately $13 million and $26 million in the 2001 second quarter and six months from the 2000 periods and reduced revenue growth by 9 and 8 percentage points, reduced expense growth by 8 percentage points in both periods, and reduced the provisions for benefits, claims, and credit losses growth rates by 8 and 7 percentage points, respectively, from the 2000 periods.

As shown in the following table, Asia experienced strong growth in accounts, however, both loan and deposit volumes were reduced by foreign currency translation effects.

                                            THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                          -------------------------------      %        -------------------------------     %
IN BILLIONS OF DOLLARS                          2001           2000          Change           2001          2000          Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                           8.8             7.5           17              8.8            7.5            17
Average customer deposits                      $35.5           $34.4            3            $35.8          $34.3             4
Average loans                                  $21.2           $22.2           (5)           $21.4          $22.4            (4)
------------------------------------------==========================================================================================

Revenues, net of interest expense, of $539 million and $1.079 billion in the 2001 second quarter and six months, respectively, were up $20 million or 4% and $21 million or 2% from the 2000 periods, reflecting improvements in most countries driven by growth in deposits and cards, and Fubon-related gains, partially offset by foreign currency translation effects, and in the six months lower investment product fees. Adjusted operating expenses increased $1 million in the 2001 second quarter and declined $1 million in the 2001 six months as costs associated with new branch initiatives and increased advertising and marketing were offset by foreign currency translation effects.

The provisions for benefits, claims, and credit losses were $67 million in the 2001 second quarter and $129 million in the 2001 six months compared with $62 million and $136 million in the 2000 periods. Net credit losses in the 2001 second quarter were $65 million and the related loss ratio was 1.23%, up from $61 million and 1.14% in the 2001 first quarter and $59 million and 1.07% a year ago, reflecting economic conditions in the region. Loans delinquent 90 days or more were $338 million or 1.59% of loans at June 30, 2001, compared to $334 million or 1.58% at March 31, 2001 and $396 million or 1.75% a year ago.

LATIN AMERICA

                                            THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                          -------------------------------      %        -------------------------------      %
IN MILLIONS OF DOLLARS                         2001           2000(1)        Change           2001          2000(1)       Change
------------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE         $480            $466            3             $951           $979            (3)
Adjusted operating expenses(2)                   328             330           (1)             667            655             2
Provisions for benefits, claims,
  and credit losses                               87              76           14              176            166             6
                                          -------------------------------               --------------------------------------------
CORE INCOME BEFORE TAXES                          65              60            8              108            158           (32)
Income taxes                                      20              21           (5)              33             55           (40)
                                          -------------------------------               --------------------------------------------
CORE INCOME                                       45              39           15               75            103           (27)
Restructuring-related items, after-tax           (19)            (10)         (90)             (19)           (11)          (73)
                                          -------------------------------               --------------------------------------------
INCOME                                          $ 26            $ 29          (10)            $ 56           $ 92           (39)
------------------------------------------==========================================================================================
Average assets (IN BILLIONS OF DOLLARS)          $13             $12            8              $13            $13            --
Return on assets                                0.80%           0.97%                         0.87%          1.42%
------------------------------------------==========================================================================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                1.39%           1.31%                         1.16%          1.59%
------------------------------------------==========================================================================================

(1)     Reclassified to conform to the current period's presentation.
(2)     Excludes restructuring-related items.
--------------------------------------------------------------------------------

Latin America -- which provides banking, lending, including credit and charge cards, and insurance and investment services -- reported core income of $45 million and $75 million in the 2001 second quarter and six months, respectively, compared with $39 million and $103 million in the 2000 periods. Income of $26 million and $56 million in the 2001 second quarter and six months included restructuring related charges of $19 million ($28 million pretax) in both periods. Income of $29 million and $92 million in the 2000 second quarter and six months included restructuring related charges of $10 million ($12 million pretax) and $11 million ($14 million pretax), respectively.

The net effects of foreign currency translation reduced income by approximately $7 million and $11 million, reduced revenue growth by approximately 5 and 4 percentage points, reduced expense growth by 3 and 4 percentage points, and reduced the provisions for benefits, claims and credit losses by 3 and 2 percentage points in the 2001 second quarter and six months, respectively, from the 2000 periods.

As shown in the following table, Latin America accounts grew only slightly as growth in banking-related insurance products and increases in cards were partially offset by declines in deposit accounts and other loan products. Average customer deposits were unchanged, reflecting weak economic conditions in the region and strategy changes in certain countries. Average loans declined 8% in the 2001 second quarter and 9% in the 2001 six months, reflecting continued credit risk management initiatives and, for the 2001 six months, the effect of the 2000 first quarter auto loan portfolio sale in Puerto Rico.

                                            THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                          -------------------------------      %        -------------------------------     %
IN BILLIONS OF DOLLARS                          2001           2000          Change           2001          2000          Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                           9.4             9.3            1              9.4            9.3             1
Average customer deposits                      $13.6           $13.6           --            $13.7          $13.7            --
Average loans                                   $6.6            $7.2           (8)            $6.7           $7.4            (9)
------------------------------------------==========================================================================================

Revenues, net of interest expense, of $480 million in the 2001 second quarter were up $14 million or 3% from 2000, reflecting higher revenues in Mexico (primarily higher cards revenues partially offset by reduced revenues related to Confia), Puerto Rico, and Brazil, partially offset by foreign currency translation effects. Revenues of $951 million in the 2001 six months declined $28 million or 3% from 2000, reflecting reduced earnings related to Confia, foreign currency translation effects, and the 2000 first quarter gain related to the sale of the Puerto Rico auto loan portfolio, offset by business volume increases in certain countries. Adjusted operating expenses in the 2001 second quarter declined $2 million or 1% from 2000 and increased $12 million or 2% in the 2001 six months, as costs associated with business repositioning initiatives, strategy changes in certain countries and increased technology costs were offset by foreign currency translation effects.

The provisions for benefits, claims, and credit losses were $87 million and $176 million in the 2001 second quarter and six months, up from $76 million and $166 million in the 2000 periods, reflecting increases in policyholder benefits and claims. Net credit losses in the 2001 second quarter were $69 million with a related loss ratio of 4.22%, down from $71 million and 4.24% in the 2001 first quarter and $76 million or 4.25% a year ago. The decline in net credit losses from a year ago reflects improvements in Panama and Chile, partially offset by higher losses in Argentina. Loans delinquent 90 days or more were $310 million or 4.80% of loans at June 30, 2001 compared with $318 million or 4.76% at March 31, 2001 and $323 million or 4.52% a year ago.

CENTRAL & EASTERN EUROPE, MIDDLE EAST & AFRICA

                                            THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                          -------------------------------      %        -------------------------------     %
IN MILLIONS OF DOLLARS                         2001           2000(1)        Change          2001          2000(1)        Change
------------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE         $135            $106           27             $265           $206            29
Total operating expenses(2)                       94              76           24              187            143            31
Provision for credit losses                       10               8           25               19             18             6
                                          -------------------------------               -------------------------------
CORE INCOME BEFORE TAXES                          31              22           41               59             45            31
Income taxes                                      10               7           43               20             15            33
                                          -------------------------------               -------------------------------
CORE INCOME                                       21              15           40               39             30            30
Restructuring-related items, after-tax            (1)              7           NM               (1)             7            NM
                                          -------------------------------               -------------------------------
INCOME                                          $ 20            $ 22           (9)            $ 38           $ 37             3
------------------------------------------==========================================================================================
Average assets (IN BILLIONS OF DOLLARS)           $4              $3           33               $4             $3            33
Return on assets                                2.01%           2.95%                         1.92%          2.48%
------------------------------------------==========================================================================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on Assets                                2.11%           2.01%                         1.97%          2.01%
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Central & Eastern Europe, Middle East & Africa (CEEMEA -- including India and Pakistan) -- which provides banking, lending, including credit and charge cards, and investment services -- reported core income of $21 million and $39 million in the 2001 second quarter and six months, respectively, up $6 million or 40% and $9 million or 30% from the 2000 periods, reflecting continued growth in loans and deposits across the region, partially offset by investments in new initiatives. Income of $20 million in the 2001 second quarter and $38 million in the 2001 six months included restructuring-related charges of $1 million ($1 million pretax) in both periods. Income of $22 million in the 2000 second quarter and $37 million in the 2000 six months included restructuring-related credits of $7 million ($11 million pretax) in both periods.

As shown in the following table, CEEMEA reported 35% account growth from a year ago, primarily reflecting growth in customer deposits, cards, and other lending as franchise growth efforts continued across the region, including the effect of Bank Handlowy, a Polish bank in which Citicorp acquired a majority interest in June 2000, which added approximately $1.0 billion and $0.9 billion to average customer deposits in the 2001 second quarter and six months, respectively.

                                            THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                          -------------------------------      %        -------------------------------     %
IN BILLIONS OF DOLLARS                          2001           2000          Change           2001          2000          Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                           3.5             2.6           35              3.5            2.6            35
Average customer deposits                       $5.8            $3.9           49             $5.7           $3.9            46
Average loans                                   $2.3            $1.9           21             $2.3           $1.9            21
------------------------------------------==========================================================================================

Revenues, net of interest expense, of $135 million and $265 million in the 2001 second quarter and six months increased $29 million or 27% and $59 million or 29% from the comparable 2000 periods, and total operating expenses increased $18 million or 24% in the 2001 second quarter and $44 million or 31% in the 2001 six months, both reflecting franchise growth in the region, particularly deposits and cards, and the Bank Handlowy acquisition.

The provision for credit losses of $10 million and $19 million in the 2001 second quarter and six months was up from $8 million and $18 million in the 2000 periods primarily due to loan growth. The net credit loss ratio was 1.70% in the 2001 second quarter, up slightly from 1.66% in both the 2001 first quarter and a year ago. Loans delinquent 90 days or more were $32 million or 1.31% of loans at June 30, 2001, down from $33 million or 1.40% at March 31, 2001 and $38 million or 1.95% at June 30, 2000.

E-CONSUMER

                                            THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                          -------------------------------      %        -------------------------------     %
IN MILLIONS OF DOLLARS                         2001          2000(1)        Change          2001          2000(1)         Change
------------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE        $ 35            $ 28            25           $  82           $ 59             39
Adjusted operating expenses(2)                   91             103           (12)            194            246            (21)
                                          -------------------------------               -------------------------------
CORE LOSS BEFORE TAX BENEFITS                   (56)            (75)           25            (112)          (187)            40
Income tax benefits                             (24)            (29)           17             (45)           (73)            38
                                          -------------------------------               -------------------------------
CORE INCOME (LOSS)                              (32)            (46)           30             (67)          (114)            41
Restructuring-related items, after-tax           (8)             --            NM              (8)            --             NM
                                          -------------------------------               -------------------------------
LOSS                                          ($ 40)          ($ 46)           13          ($  75)         ($114)            34
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

e-Consumer -- the business responsible for developing and implementing Global Consumer Internet financial services products and e-commerce solutions -- reported losses before restructuring-related items of $32 million and $67 million in the 2001 second quarter and six months, down from losses of $46 million and $114 million in the 2000 second quarter and six months. The loss of $40 million in the 2001 second quarter included restructuring-related items of $8 million ($13 million pretax).

Revenues, net of interest expense, in the 2001 second quarter and six months increased $7 million and $23 million from the comparable 2000 periods, reflecting higher revenues associated with both new and established product offerings and, in the six-month comparison, gains related to the sale of internet/e-commerce investments. Adjusted operating expenses declined $12 million or 12% and $52 million or 21% from the 2000 second quarter and six months, reflecting the effect of initiatives discontinued in 2000, partially offset by continued investment spending on Internet financial services and products.

OTHER CONSUMER

                                            THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                          -------------------------------      %        -------------------------------     %
IN MILLIONS OF DOLLARS                         2001           2000(1)       Change           2001          2000(1)        Change
------------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE         $294            $163           80             $536           $368            46
Adjusted operating expenses(2)                   149             102           46              251            255            (2)
Provisions for benefits, claims,
  and credit losses                              155             113           37              289            210            38
                                          -------------------------------               -------------------------------
CORE LOSS BEFORE TAX BENEFITS                    (10)            (52)          81               (4)           (97)           96
Income tax benefits                               (3)            (23)          87               --            (37)          100
                                          -------------------------------               -------------------------------
CORE INCOME (LOSS)                                (7)            (29)          76               (4)           (60)           93
Restructuring-related items, after tax            --               2         (100)              (4)             2            NM
                                          -------------------------------               -------------------------------
LOSS                                           ($  7)          ($ 27)          74            ($  8)         ($ 58)           86
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Other Consumer -- which includes insurance operations, certain treasury and other unallocated staff functions, global marketing and other programs -- reported losses before restructuring-related items of $7 million and $4 million for the 2001 second quarter and six months compared to losses of $29 million and $60 million in the 2000 second quarter and six months. The improvement compared to the prior-year quarter and six months was primarily due to higher treasury earnings. Losses of $8 million and $58 million in the 2001 and 2000 six months, respectively, included restructuring-related items of $4 million ($6 million pretax) in 2001 and a restructuring-related credit of $2 million ($3 million pretax) in 2000. Revenues, expenses and the provisions for benefits, claims and credit losses reflect offsets to certain line-item reclassifications reported in other Global Consumer operating segments.

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

CONSUMER LOAN DELINQUENCY AMOUNTS, NET CREDIT LOSSES, AND RATIOS

                                      TOTAL                                           AVERAGE
                                      LOANS        90 DAYS OR MORE PAST DUE(1)        LOANS           NET CREDIT LOSSES(1)
                                   -------------------------------------------------------------------------------------------------
IN MILLIONS OF DOLLARS,             JUNE 30,    JUNE 30,     MAR. 31,    JUNE 30,    2ND QTR.     2ND QTR.    1ST QTR.    2ND QTR.
  EXCEPT LOAN AMOUNTS IN BILLIONS     2001        2001       2001(2)     2000(2)      2001         2001       2001(2)      2000(2)
------------------------------------------------------------------------------------------------------------------------------------
Citibanking North America            $  7.0      $   41      $   41       $   33      $  7.0      $   18       $   15      $   15
  RATIO                                            0.58%       0.59%        0.47%                   1.03%        0.85%       0.88%
Mortgage Banking                       45.4       1,191         957          722        45.7           9            6           7
  RATIO                                            2.61%       2.14%        2.10%                   0.08%        0.06%       0.08%
Citi Cards                            103.0       1,775       1,836        1,156       100.6       1,383        1,196         948
  RATIO                                            1.72%       1.84%        1.26%                   5.51%        4.84%       4.32%
Other North America Cards               1.7           5           6           24         1.7          12           12          12
  RATIO                                            0.29%       0.32%        1.17%                   2.92%        2.90%       2.84%
CitiFinancial                          58.6       1,757       1,599        1,033        58.2         370          363         314
  RATIO                                            3.00%       2.77%        1.98%                   2.55%        2.57%       2.49%
Japan                                  14.1         129         107          100        14.0         131          135          88
  RATIO                                            0.91%       0.81%        0.83%                   3.74%        4.06%       3.19%
Western Europe                         17.1         740         785          892        17.1          84           82          77
  RATIO                                            4.34%       4.68%        5.18%                   1.98%        1.92%       1.84%
Asia (excluding Japan)                 21.3         338         334          396        21.2          65           61          59
  RATIO                                            1.59%       1.58%        1.75%                   1.23%        1.14%       1.07%
Latin America                           6.4         310         318          323         6.6          69           71          76
  RATIO                                            4.80%       4.76%        4.52%                   4.22%        4.24%       4.25%
CEEMEA                                  2.4          32          33           38         2.3          10            9           8
  RATIO                                            1.31%       1.40%        1.95%                   1.70%        1.66%       1.66%
The Citigroup Private Bank             24.6          64          65           78        24.8           3           (1)          3
  RATIO                                            0.26%       0.27%        0.32%                   0.04%       (0.01%)      0.05%
Other                                   3.5          22          24           24         3.4          --          (18)         (1)

------------------------------------------------------------------------------------------------------------------------------------
TOTAL MANAGED                        $305.1      $6,404      $6,105       $4,819      $302.6      $2,154       $1,931      $1,606
  RATIO                                            2.10%       2.04%        1.74%                   2.85%        2.61%       2.42%
-----------------------------------=================================================================================================
Securitized receivables               (63.6)     (1,115)     (1,243)        (761)      (62.3)       (838)        (691)       (517)
Loans held for sale                   (16.6)       (144)       (148)         (83)      (16.5)        (92)         (75)        (45)
------------------------------------------------------------------------------------------------------------------------------------
CONSUMER LOANS                       $224.9      $5,145      $4,714       $3,975      $223.8      $1,224       $1,165      $1,044
  RATIO                                            2.29%       2.14%        1.88%                   2.19%        2.10%       2.07%
-----------------------------------=================================================================================================

(1) The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.
(2)   Reclassified to conform to current period's presentation.
--------------------------------------------------------------------------------

CONSUMER LOAN BALANCES, NET OF UNEARNED INCOME

                                                                    END OF PERIOD                                AVERAGE
                                                           --------------------------------           ------------------------------
                                                            JUNE 30,  MAR. 31,   JUNE 30,             2ND QTR.   1ST QTR.  2ND QTR.
IN BILLIONS OF DOLLARS                                        2001       2001      2000                 2001       2001      2000
------------------------------------------------------------------------------------------------------------------------------------
TOTAL MANAGED                                                $305.1     $299.6     $277.4               $302.6    $300.0     $266.4
Securitized receivables                                       (63.6)     (63.7)     (56.0)               (62.3)    (62.2)     (55.8)
Loans held for sale                                           (16.6)     (15.3)     (10.0)               (16.5)    (13.4)      (8.1)
                                                           --------------------------------           ------------------------------
CONSUMER LOANS                                               $224.9     $220.6     $211.4               $223.8    $224.4     $202.5
-----------------------------------------------------------=========================================================================

Total delinquencies 90 days or more past due in the managed portfolio were $6.404 billion or 2.10% of loans at June 30, 2001, compared with $6.105 billion or 2.04% at March 31, 2001 and $4.819 billion or 1.74% at June 30, 2000. Total managed net credit losses in the 2001 second quarter were $2.154 billion and the related loss ratio was 2.85%, compared with $1.931 billion and 2.61% in the 2001 first quarter and $1.606 billion and 2.42% in the 2000 second quarter. For a discussion on trends by business, see business discussions on pages 4 - 14.

Citicorp's allowance for credit losses of $8.917 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citicorp's allowance for credit losses attributed to the consumer portfolio was $4.914 billion at June 30, 2001, $4.956 billion at March 31, 2001 and $5.062 billion at June 30, 2000. The allowance as a percentage of loans on the balance sheet was 2.18% at June 30, 2001, down from 2.24% at March 31, 2001 and 2.39% at June 30, 2000. The decline in the allowance as a percentage of loans primarily reflects the growth in consumer loans. On-balance sheet consumer loans of $224.9 billion grew 6% from a year ago, primarily driven by growth in Mortgage Banking, mainly student loans and mortgages, and in CitiFinancial, mostly real-estate secured loans. In addition, loans increased in Japan, mainly in consumer finance, and Citi Cards, where managed receivable growth was partially offset by increased securitization activity, and decreased in Asia and Latin America. The attribution of the allowance is made for analytical purposes only and may change from time to time. Consumer net credit losses and loans 90 days or more past due may increase from 2001 second quarter levels as a result of portfolio growth, seasonal factors and as uncertain economic conditions persist, mainly in the U.S., Japan and the Latin American region. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 23.

GLOBAL CORPORATE

                                            THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                          -------------------------------      %        -------------------------------     %
IN MILLIONS OF DOLLARS                         2001          2000(1)        Change          2001          2000(1)         Change
------------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE       $2,934          $2,736            7           $6,109         $5,401            13
Adjusted operating expenses(2)                 1,495           1,528           (2)           3,201          2,976             8
Provisions for benefits, claims,
  and credit losses                              289             240           20              556            417            33
                                          -------------------------------               -------------------------------
CORE INCOME BEFORE TAXES
  AND MINORITY INTEREST                        1,150             968           19            2,352          2,008            17
Income taxes                                     404             357           13              839            737            14
Minority interest, after-tax                       8               3           NM               12              3            NM
                                          -------------------------------               -------------------------------
CORE INCOME                                      738             608           21            1,501          1,268            18
Restructuring-related items, after-tax           (42)              3           NM              (69)             3            NM
                                          -------------------------------               -------------------------------
INCOME                                        $  696          $  611           14           $1,432         $1,271            13
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

Global Corporate core income was $738 million and $1.501 billion in the 2001 second quarter and six months, up $130 million or 21% and $233 million or 18% from the comparable 2000 periods. The 2001 second quarter reflects core income growth from the comparable 2000 quarter of $122 million or 35% in EM Corporate & GTS and $8 million or 3% in the Corporate and Investment Bank. The 2001 six months reflects core income growth of $238 million or 35% in EM Corporate & GTS partially offset by a decrease of $5 million or 1% in the Corporate and Investment Bank.

EM Corporate & GTS core income growth reflects broad-based growth in trading-related revenues, the contribution of Bank Handlowy, the impact of net investment hedging, disciplined expense management, lower credit costs and a building sale in Asia. The Corporate and Investment Bank increase in the 2001 second quarter reflects strong results from Fixed Income and lower compensation and benefits, partially offset by declines in Global Equities and higher credit losses. The Corporate and Investment Bank decrease in the 2001 six months reflects weakness in Global Equities and higher credit losses, partially offset by strong Fixed Income results.

Income of $696 million in the 2001 second quarter and $1.432 billion in the 2001 six months included net restructuring-related charges of $42 million ($64 million pretax) and $69 million ($107 million pretax), respectively. Income of $611 million in the 2000 second quarter and $1.271 billion in the 2000 six months included restructuring-related credits of $3 million ($4 million pretax) and $3 million ($3 million pretax), respectively. See Note 8 of Notes to Consolidated Financial Statements for a discussion of the restructuring-related items.

The businesses of Global Corporate are significantly affected by the levels of activity in the global capital markets which, in turn, are influenced by macro-economic and political policies and developments, among other factors, in the 100 countries in which the businesses operate. Global economic and market events can have both positive and negative effects on the revenue performance of the businesses and can affect credit performance. Losses on commercial lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. The slowdown in the U.S. economy and weakening global economic conditions are affecting the businesses of Global Corporate. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 23.

CORPORATE AND INVESTMENT BANK

                                            THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                          -------------------------------      %        -------------------------------     %
IN MILLIONS OF DOLLARS                         2001           2000(1)       Change          2001          2000(1)         Change
------------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE       $1,082          $1,107           (2)          $2,366         $2,201             7
Adjusted operating expenses(2)                   443             528          (16)           1,029          1,027            --
Provision for credit losses                      230             160           44              450            250            80
                                          -------------------------------               -------------------------------
CORE INCOME BEFORE TAXES                         409             419           (2)             887            924            (4)
Income taxes                                     138             156          (12)             309            341            (9)
                                          -------------------------------               -------------------------------
CORE INCOME                                      271             263            3              578            583            (1)
Restructuring-related items, after tax           (15)             --           NM              (40)            --            NM
                                          -------------------------------               -------------------------------
INCOME                                        $  256          $  263           (3)          $  538         $  583            (8)
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

The Corporate and Investment Bank core income of $271 million and $578 million in the 2001 second quarter and six months, respectively, was up $8 million or 3% from the 2000 second quarter, but down $5 million or 1% from the 2000 six months. The increase in the 2001 second quarter reflects strong results from Fixed Income and lower compensation and benefits, partially offset by declines in Global Equities and higher credit losses. The decrease in the 2001 six months reflects weakness in Global Equities and higher credit losses, partially offset by strong Fixed Income results. Income of $256 million in the 2001 second quarter and $538 million in the 2001 six months, include net restructuring-related charges of $15 million ($25 million pretax) and $40 million ($65 million pretax), respectively.

Revenues, net of interest expense, of $1.082 billion in the 2001 second quarter and $2.366 billion in the 2001 six months decreased $25 million or 2% from the 2000 second quarter, but increased $165 million or 7% from the 2000 six months. The decrease in the 2001 second quarter reflects declines in Global Equities, partially offset by increases in Fixed Income. The increase in the 2001 six months primarily reflects strong Fixed Income results and the impact of the acquisition of Copelco in the second quarter of 2000, partially offset by declines in Global Equities.

Adjusted operating expenses were $443 million in the 2001 second quarter, down $85 million or 16% compared to the prior-year quarter, primarily due to decreases in compensation and benefits and saves from restructuring actions initiated in the first quarter of 2001. Expenses were up $2 million to $1.029 billion for the 2001 six months primarily due to increased compensation, partially offset by saves in the first quarter of 2001.

The provision for credit losses was $230 million in the 2001 second quarter and $450 million in the 2001 six months, up $70 million and $200 million from the respective 2000 periods, reflecting increases in CitiCapital and Corporate Finance. Net credit losses increased in CitiCapital principally due to higher write-offs in the transportation portfolio. Net credit losses increased in Corporate Finance primarily due to a write-down on a loan in the retail industry.

Cash-basis loans were $1.149 billion at June 30, 2001, $776 million at December 31, 2000 and $611 million at June 30, 2000, reflecting increases in CitiCapital and Corporate Finance. The increase in CitiCapital was primarily related to the transportation portfolio. The increase in Corporate Finance was primarily attributable to borrowers in the retail and telecommunication industries and asbestos-related bankruptcies. The OREO portfolio totaled $107 million, down $8 million from December 31, 2000 and $28 million from June 30, 2000. The improvements in OREO were primarily related to the North America real estate portfolio. Other Repossessed Assets at June 30, 2001 were $382 million, up $111 million from December 31, 2000 and $143 million from June 30, 2000. The increase in Other Repossessed Assets was primarily due to increased repossessed transportation equipment in CitiCapital. Losses on commercial lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Net credit losses and cash-basis loans may increase from the 2001 second quarter levels due to weakening U.S. economic conditions and stress in the telecommunications industry. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 23.

EMERGING MARKETS CORPORATE BANKING AND GLOBAL TRANSACTION SERVICES

                                            THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                          -------------------------------      %        -------------------------------     %
IN MILLIONS OF DOLLARS                         2001          2000(1)        Change          2001          2000(1)         Change
------------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE       $1,852          $1,629           14           $3,743         $3,200            17
Adjusted operating expenses(2)                 1,052           1,000            5            2,172          1,949            11
Provision for credit losses                       59              80          (26)             106            167           (37)
                                          -------------------------------               -------------------------------
CORE INCOME BEFORE TAXES
  AND MINORITY INTEREST                          741             549           35            1,465          1,084            35
Income taxes                                     266             201           32              530            396            34
Minority interest, after-tax                       8               3           NM               12              3            NM
                                          -------------------------------               -------------------------------
CORE INCOME                                      467             345           35              923            685            35
Restructuring-related items, after-tax           (27)              3           NM              (29)             3            NM
                                          -------------------------------               -------------------------------
INCOME                                        $  440          $  348           26           $  894         $  688            30
------------------------------------------==========================================================================================
Average assets (IN BILLIONS OF DOLLARS)         $118            $101           17             $116            $99            17
Return on assets                                1.50%           1.39%                         1.55%          1.40%
------------------------------------------==========================================================================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                1.59%           1.37%                         1.60%          1.39%
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

EM Corporate & GTS core income was $467 million and $923 million in the 2001 second quarter and six months, up $122 million or 35% and $238 million or 35% from the comparable 2000 periods. The improvements reflect broad-based growth in trading-related revenues, the contribution of Bank Handlowy, the impact of net investment hedging, disciplined expense management, lower credit costs and a building sale in Asia. Income of $440 million in the 2001 second quarter and $894 million for the 2001 six months included restructuring-related charges of $27 million ($39 million pretax) and $29 million ($42 million pretax), respectively. Income of $348 million in the 2000 second quarter and $688 million in the 2000 six months included restructuring-related credits of $3 million ($4 million pretax) and $3 million ($3 million pretax), respectively.

Revenues, net of interest expense, were $1.852 billion and $3.743 billion in the 2001 second quarter and six months, up $223 million or 14% and $543 million or 17% from the respective 2000 periods. Revenue growth primarily reflects increased trading-related revenues across all regions, the impact of the acquisition of Bank Handlowy in CEEMEA, benefits from net investment hedging in CEEMEA and Latin America and a building sale in Asia.

Adjusted operating expenses increased $52 million or 5% to $1.052 billion in the 2001 second quarter and $223 million or 11% to $2.172 billion in the 2001 six months compared to the respective 2000 periods. The increases reflect the impact of the acquisition of Bank Handlowy and volume-related increases, partially offset by cost controls in all regions and benefits from foreign currency translation effects.

The provision for credit losses totaled $59 million and $106 million in the 2001 second quarter and six months, down $21 million or 26% and $61 million or 37% from the respective 2000 periods. The decrease reflects lower net credit write-offs in Asia and the impact of 2000 second quarter write-offs taken in Bolivia. Cash-basis loans at June 30, 2001 were $1.443 billion, up $311 million from June 30, 2000 primarily due to increases in Latin America (specifically in Argentina and Mexico) and CEEMEA. Cash basis loans increased $295 million from December 31, 2000 primarily due to increases in Latin America (specifically in Argentina and Mexico) and Asia, partially offset by decreases in CEEMEA. Losses on commercial lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Net credit losses and cash-basis loans may increase from the 2001 second quarter levels due to weakening global economic conditions, sovereign or regulatory actions and other factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 23.

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

                                                                   JUNE 30,          Mar. 31,         Dec. 31,          June 30,
IN MILLIONS OF DOLLARS                                               2001              2001             2000              2000
------------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL CASH-BASIS LOANS
   Corporate and Investment Bank                                    $1,149            $1,149          $   776           $   611
   EM Corporate & GTS                                                1,443             1,205            1,148             1,132
                                                               ---------------------------------------------------------------------
Total Global Corporate                                               2,592             2,354            1,924             1,743
Investment Activities                                                   13                 8                2                 3
                                                               ---------------------------------------------------------------------
TOTAL COMMERCIAL CASH-BASIS LOANS(1)                                $2,605            $2,362           $1,926            $1,746
---------------------------------------------------------------=====================================================================
NET CREDIT LOSSES
   Corporate and Investment Bank                                      $230              $219             $201              $144
   EM Corporate & GTS                                                   57                48               37                81
                                                               ---------------------------------------------------------------------
TOTAL NET CREDIT LOSSES                                               $287              $267             $238              $225
---------------------------------------------------------------=====================================================================

(1) Prior period cash-basis loans were restated to change the policy of the Associates Commercial Leasing business for suspending accrual of interest on past due loans to conform with other leasing businesses in the Corporate & Investment Bank. The prior policy of placing loans that are 60 days or more past due into cash-basis, was changed to 90 days or more past due.
--------------------------------------------------------------------------------

Total commercial cash-basis loans were $2.605 billion, $2.362 billion, $1.926 billion, and $1.746 billion at June 30, 2001, March 31, 2001, December 31, 2000 and June 30, 2000, respectively. Cash-basis loans in the Corporate and Investment Bank were $1.149 billion at June 30, 2001 and March 31, 2001, $776 million at December 31, 2000 and $611 million at June 30, 2000, reflecting increases in CitiCapital and Corporate Finance. The increase in CitiCapital was primarily related to the transportation portfolio. The increase in Corporate Finance was primarily attributable to borrowers in the retail and telecommunication industries and asbestos-related bankruptcies. EM Corporate & GTS cash-basis loans at June 30, 2001 were $1.443 billion, up $311 million from June 30, 2000 primarily due to increases in Latin America (specifically in Argentina and Mexico) and CEEMEA. Cash basis loans increased $295 million from December 31, 2000 primarily due to increases in Latin America (specifically in Argentina and Mexico) and Asia, partially offset by decreases in CEEMEA. Other Repossessed Assets at June 30, 2001 were $382 million, up $111 million from December 31, 2000 and up $143 million from June 30, 2000. The increase in Other Repossessed Assets was primarily due to increased repossessed transportation equipment in CitiCapital.

Total commercial net credit losses of $287 million in the second quarter of 2001 increased $62 million compared to the second quarter of 2000, reflecting increases in the Corporate and Investment Bank partially offset by a decline in EM Corporate & GTS. Corporate and Investment Bank net credit losses of $230 million in the 2001 second quarter were up $86 million compared to the second quarter of 2000, reflecting increases in CitiCapital and Corporate Finance. Net credit losses increased in CitiCapital principally due to higher write-offs in the transportation portfolio. Net credit losses increased in Corporate Finance primarily due to a write-down on a loan in the retail industry. EM Corporate & GTS net credit losses of $57 million in the 2001 second quarter were down $24 million from the respective 2000 period. The reduction in net credit losses reflects improvements in Asia and the impact of 2000 second quarter write-offs taken in Bolivia. For a further discussion of trends by business, see the business discussions on pages 17 - 18.

Citicorp's allowance for credit losses of $8.917 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citicorp's allowance for credit losses attributed to the commercial portfolio was $4.003 billion at June 30, 2001 compared to $4.001 billion, $4.015 billion and $3.790 billion at March 31, 2001, December 31, 2000 and June 30, 2000, respectively. The increase in the allowance in 2000 primarily reflects additional provisions related to the transportation portfolio and the impact of acquisitions. The decrease in the allowance as a percentage of total commercial loans compared to December 31, 2000 was primarily due to growth in the commercial loan portfolio. Losses on commercial lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Commercial net credit losses and cash-basis loans may increase from 2001 second quarter levels due to the slowdown in the U.S. economy, weakening global economic conditions, stress in the telecommunications industry, sovereign or regulatory actions and other factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 23.

                                                                   June 30,          Mar. 31,         Dec. 31,          June 30,
IN BILLIONS OF DOLLARS                                               2001              2001             2000              2000
------------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL ALLOWANCE FOR CREDIT LOSSES                               $4.003            $4.001           $4.015            $3.790
As a percentage of total commercial loans                              2.79%             2.75%            2.92%             2.85%
---------------------------------------------------------------=====================================================================

GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING

                                            THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                          -------------------------------      %        -------------------------------     %
IN MILLIONS OF DOLLARS                         2001           2000(1)        Change          2001          2000(1)        Change
------------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE         $523            $503            4           $1,092           $985            11
Total operating expenses(2)                      380             363            5              774            691            12
Provision for credit losses                        1               3          (67)               3             25           (88)
                                          -------------------------------               -------------------------------
CORE INCOME BEFORE TAXES
  AND MINORITY INTEREST                          142             137            4              315            269            17
Income taxes                                      53              52            2              117            101            16
Minority interest, after-tax                      --              --           --                1             --            NM
                                          -------------------------------               -------------------------------
CORE INCOME                                       89              85            5              197            168            17
Restructuring-related items, after-tax            (6)              1           NM               (6)             1            NM
                                          -------------------------------               -------------------------------
INCOME                                          $ 83            $ 86           (3)          $  191           $169            13
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Global Investment Management and Private Banking is composed of Citibank Asset Management and The Citigroup Private Bank. These businesses offer a broad range of asset management products and services including mutual funds, closed-end funds, managed accounts, unit investment trusts, pension administration, and personalized wealth management services distributed to institutional, high net worth, and retail clients.

Global Investment Management and Private Banking core income was $89 million and $197 million in the 2001 second quarter and six months, respectively, up $4 million or 5% and $29 million or 17% from the comparable 2000 periods. The 2001 second quarter reflects core income growth from the comparable 2000 quarter of $14 million or 18% in The Citigroup Private Bank, partially offset by a decrease of $10 million or 167% in Citibank Asset Management. The 2001 six months reflects core income growth of $31 million or 19% in The Citigroup Private Bank, partially offset by a decrease of $2 million or 22% in Citibank Asset Management.

The Citigroup Private Bank core income growth primarily reflects increased customer activity across most products and lower provision for credit losses. The Citibank Asset Management decrease in the 2001 second quarter primarily reflects decreased revenues due to the transfer of funds to Citigroup Mutual Fund Management, a Salomon Smith Barney (SSB) entity. For the 2001 six months comparison, the decrease in Citibank Asset Management core income reflects the transfer of funds to Citigroup Mutual Fund Management, partially offset by the impact of acquisitions in the Global Retirement Services business.

Income of $83 million in the 2001 second quarter and $191 million in the 2001 six months included a restructuring-related charge of $6 million ($12 million pretax). Income of $86 million in the 2000 second quarter and $169 million in the 2000 six months included a restructuring-related credit of $1 million ($2 million pretax). See Note 8 of Notes to Consolidated Financial Statements for a discussion of the restructuring-related items.

CITIBANK ASSET MANAGEMENT

                                            THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                          -------------------------------      %        -------------------------------     %
IN MILLIONS OF DOLLARS                         2001           2000(1)       Change           2001          2000(1)        Change
------------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE         $148            $164          (10)            $327           $283            16
Total operating expenses(2)                      154             152            1              313            266            18
                                          -------------------------------               -------------------------------
CORE INCOME BEFORE TAXES
  AND MINORITY INTEREST                           (6)             12           NM               14             17           (18)
Income taxes                                      (2)              6           NM                6              8           (25)
Minority interest, after-tax                      --              --           --                1             --            NM
                                          -------------------------------               -------------------------------
CORE INCOME                                       (4)              6           NM                7              9           (22)
Restructuring-related items, after-tax            (2)             --           NM               (2)            --            NM
                                          -------------------------------               -------------------------------
INCOME                                         ($  6)           $  6           NM             $  5           $  9           (44)
------------------------------------------==========================================================================================
Assets under management
  (IN BILLIONS OF DOLLARS)(3)(4)                $141            $155           (9)            $141           $155            (9)
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
(3) Includes $29 billion and $31 billion in 2001 and 2000, respectively, for The Citigroup Private Bank clients.
(4) Includes Emerging Markets Pension Administration assets under management of $7 billion and $5 billion in 2001 and 2000, respectively.
NM    Not meaningful
--------------------------------------------------------------------------------

Citibank Asset Management offers institutional, high net worth, and retail clients a broad range of investment alternatives from investment centers located around the world and also includes the pension administration businesses of Global Retirement Services. Products and services offered include mutual funds, closed-end funds, separately managed accounts, and pension administration.

Citibank Asset Management reported a loss of $4 million in the 2001 second quarter, down $10 million from the 2000 second quarter, primarily reflecting decreased revenues due to the transfer of funds to Citigroup Mutual Fund Management, an SSB entity. Core income of $7 million in the 2001 six months was down $2 million from the comparable 2000 period, primarily due to the transfer of funds to Citigroup Mutual Fund Management, partially offset by the impact of the acquisitions in the Global Retirement Services business.

Assets under management for the 2001 second quarter declined $14 billion or 9% from the year-ago quarter to $141 billion, primarily reflecting the transfer of funds to Citigroup Mutual Fund Management to address the requirements of the effect of the Gramm-Leach-Bliley Act. This Act would have obligated Citibank to register as an investment advisor.

Revenues, net of interest expense, of $148 million and $327 million in the 2001 second quarter and six months were down $16 million or 10% from the 2000 second quarter, but up $44 million or 16% from the 2000 six months, respectively. The decrease in the 2001 second quarter primarily reflects the impact of the transfer of funds to Citigroup Mutual Fund Management. The increase in the 2001 six months reflects the impact of acquisitions in the Global Retirement Services business in 2000, partially offset by the impact of the transfer of funds to Citigroup Mutual Fund Management.

Operating expenses of $154 million and $313 million in the 2001 second quarter and six months, respectively, increased $2 million or 1% and $47 million or 18% from the comparable 2000 periods. The increase in the 2001 second quarter primarily reflects higher compensation and benefits. For the 2001 six months, the acquisitions in the Global Retirement Services business in 2000 also contributed to the increase.

THE CITIGROUP PRIVATE BANK

                                            THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                          -------------------------------      %        -------------------------------     %
IN MILLIONS OF DOLLARS                         2001           2000(1)        Change          2001          2000(1)        Change
------------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE         $375            $339           11             $765           $702             9
Total operating expenses(2)                      226             211            7              461            425             8
Provision for credit losses                        1               3          (67)               3             25           (88)
                                          -------------------------------               -------------------------------
CORE INCOME BEFORE TAXES                         148             125           18              301            252            19
Income taxes                                      55              46           20              111             93            19
                                          -------------------------------               -------------------------------
CORE INCOME                                       93              79           18              190            159            19
Restructuring-related items, after-tax            (4)              1           NM               (4)             1            NM
                                          -------------------------------               -------------------------------
INCOME                                          $ 89            $ 80           11             $186           $160            16
------------------------------------------==========================================================================================
Average assets (IN BILLIONS OF DOLLARS)          $26             $25            4              $26            $24             8
Return on assets                                1.37%           1.29%                         1.44%          1.34%
------------------------------------------==========================================================================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                1.43%           1.27%                         1.47%          1.33%
------------------------------------------==========================================================================================
Client business volumes under
  management (IN BILLIONS OF DOLLARS)            150             149            1              150            149             1
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

The Citigroup Private Bank provides personalized wealth management services for high net worth clients around the world. The Citigroup Private Bank core income was $93 million in the 2001 second quarter and $190 million in the 2001 six months, up $14 million or 18% and $31 million or 19% from the 2000 periods, primarily reflecting increased customer activity across most products and lower provision for credit losses. Income of $89 million in the 2001 second quarter and $186 million for the 2001 six months included a restructuring-related charge of $4 million ($7 million pretax). Income of $80 million in the 2000 second quarter and $160 million in the 2000 six months included a restructuring-related credit of $1 million ($2 million pretax).

Client business volumes under management, which include custody accounts, client assets under fee-based management, deposits, and loans, were $150 billion at the end of the 2001 second quarter, up $1 billion or 1% from $149 billion at the end of the year-ago quarter. The increase primarily reflects growth in Asia, partially offset by decreases in CEEMEA and Europe.

Revenues, net of interest expense, were $375 million in the 2001 second quarter and $765 million in the six months, up $36 million or 11% and $63 million or 9% from the 2000 periods. Revenue growth was driven by the impact of lower interest rates, higher placement fees, increased client trading activity and higher loan spreads. In the 2001 second quarter and six months, the increase in revenues reflects continued favorable trends in the U.S., up $17 million or 14% and $26 million or 11%, respectively, from the comparable 2000 periods. International revenues increased $19 million or 9% from the 2000 second quarter and $37 million or 8% from the 2000 six months primarily due to growth in Asia and Japan.

Operating expenses of $226 million and $461 million in the 2001 second quarter and six months were up $15 million or 7% and $36 million or 8% from the respective 2000 periods, primarily reflecting higher levels of revenues and investment spending in front-end sales and servicing capabilities.

The provision for credit losses was $1 million in the 2001 second quarter and $3 million in the 2001 six months, down $2 million and $22 million from the respective 2000 periods. The decline was primarily related to a provision taken in the 2000 periods for a loan in Europe. Loans 90 days or more past due at the 2001 quarter-end were $64 million or 0.26% of total loans outstanding, compared with $78 million or 0.32% at the end of the 2000 second quarter.

CORPORATE/OTHER

                                            THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                          -------------------------------      %        -------------------------------     %
IN MILLIONS OF DOLLARS                         2001           2000(1)        Change          2001          2000(1)        Change
------------------------------------------------------------------------------------------------------------------------------------
ADJUSTED REVENUES,
   NET OF INTEREST EXPENSE(2)                   $ 72           ($ 58)          NM             $112          ($ 79)           NM
Adjusted operating expenses(2)                   110              97           13              190            354           (46)
                                          -------------------------------               -------------------------------
CORE INCOME (LOSS) BEFORE TAX BENEFITS           (38)           (155)          75              (78)          (433)           82
Income tax benefits                               --             (48)          NM               (7)          (171)           96
                                          -------------------------------               -------------------------------
CORE INCOME (LOSS)                               (38)           (107)          64              (71)          (262)           73
Restructuring-related items, after-tax(3)          1             (17)          NM                1            (96)           NM
                                          -------------------------------               -------------------------------
LOSS                                            ($37)          ($124)          70            ($ 70)         ($358)           80
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes Housing Finance unit charge and restructuring-related items.
(3) The 2000 six-month period includes a $71 million (after-tax) charge associated with the discontinuation of the loan origination operations of Associates Housing Finance unit.
NM    Not meaningful
--------------------------------------------------------------------------------

Corporate/Other includes net corporate treasury results, corporate staff and other corporate expenses, certain intersegment eliminations, and the remainder of Internet-related development activities not allocated to the individual businesses.

Adjusted revenues, net of interest expense, in the 2001 second quarter and six months increased by $130 million and $191 million from the 2000 second quarter and six months, respectively, primarily reflecting lower treasury costs and intersegment eliminations. Adjusted operating expenses in the 2001 second quarter increased $13 million over the prior-year period, reflecting increases in certain unallocated corporate costs and inter-segment eliminations. Adjusted operating expenses in the 2001 six months decreased $164 million from the 2000 six months, primarily reflecting a 2000 first quarter $108 million pretax expense for the contribution of appreciated venture capital securities to the Citigroup Foundation, which had minimal impact on Citicorp's earnings after related tax benefits and investment gains. Results in the 2001 six months also reflect lower technology expenses due to costs associated with year 2000 remediation in the 2001 first quarter, and lower intersegment eliminations.

INVESTMENT ACTIVITIES

                                            THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                          -------------------------------      %        -------------------------------     %
IN MILLIONS OF DOLLARS                         2001           2000(1)       Change            2001         2000(1)        Change
------------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE         $302            $398          (24)            $250         $1,655           (85)
Total operating expenses                          22              23           (4)              53             49             8
                                          -------------------------------               -------------------------------
INCOME BEFORE TAXES
  AND MINORITY INTEREST                          280             375          (25)             197          1,606           (88)
Income taxes                                      93             137          (32)              65            585           (89)
Minority interest, after-tax                      (1)             --           NM               (3)            --            NM
                                          -------------------------------               -------------------------------
INCOME                                          $188            $238          (21)            $135         $1,021           (87)
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

Revenues, net of interest expense, of $302 million for the 2001 second quarter decreased $96 million or 24% from the 2000 second quarter, primarily reflecting lower realized gains in the refinancing portfolio and in certain proprietary investments. The 2001 second quarter also included impairment write-downs in certain proprietary investments. Partially offsetting the decrease was an increase in venture capital results. For the 2001 six months, revenues, net of interest expense, of $250 million decreased $1.405 billion or 85% from 2000, primarily reflecting lower venture capital results compared to the exceptionally strong equity markets in the 2000 first quarter. The 2000 first quarter included write-downs in the refinancing portfolio.

Investment Activities results may fluctuate in the future as a result of market and asset-specific factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See
"Forward-Looking Statements" below.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, global economic and political conditions, levels of activity in the global capital markets, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors; changes in general economic conditions including uncertainty in the U.S., Japan and the Latin American region, the performance of global financial markets, prevailing inflation and interest rates and stress in the telecommunications industry; the impact of proposed rules that would govern the regulatory treatment of merchant banking investments and certain similar equity investments in nonfinancial companies; possible amendments to, and interpretations of, risk-based capital guidelines and reporting instructions; the resolution of legal proceedings and related matters; and the Company's success in managing the costs associated with the expansion of existing distribution channels and developing new ones, and in realizing increased revenues from such distribution channels, including cross-selling initiatives and electronic commerce-based efforts.

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

The following table illustrates the impact to Citicorp pretax earnings from a 100 basis point increase or decrease in the U.S. dollar yield curve. As of June 30, 2001, a 100 basis point increase in U.S. dollar interest rates would have a potential negative impact on pretax earnings within the next twelve months of $203 million and the negative impact ranged from $183 million to $249 million at each month-end during the 2001 second quarter. A 100 basis point decrease in U.S. dollar interest rates would have a potential positive impact on pretax earnings over the next 12 months of $271 million and the positive impact ranged from $225 million to $271 million at each month-end during the quarter. The potential impact on pretax earnings for periods beyond the first 12 months was an increase of $1,196 million from a 100 basis point increase in U.S. dollar interest rates and a decrease of $1,240 million from a 100 basis point decrease in U.S. dollar interest rates. The change in Earnings-at-Risk from the prior year reflects the growth in Citicorp's fixed funding as well as the reduction in the use of derivatives in managing our risk portfolio. The change in Earnings-at-Risk from the prior year-end reflects the cancellation of receive fixed swaps, the growth in Citicorp's fixed funding, and the change in mortgage prepayment characteristics in our portfolio.

As of June 30, 2001, the statistical equivalent of a 100 basis point increase in non-U.S. dollar interest rates would have a potential negative impact on Citicorp's pretax earnings over the next 12 months of $269 million and the negative impact ranged from $215 million to $269 million at each month-end during the 2001 second quarter. The statistical equivalent of a 100 basis point decrease in non-U.S. dollar interest rates would have a potential positive impact on Citicorp's pretax earnings over the next 12 months of $272 million and the positive impact ranged from $218 million to $272 million at each month-end during the quarter. The potential impact on pretax earnings for periods beyond the first 12 months was a decrease of $387 million for the statistical equivalent of a 100 basis point increase in non-U.S. dollar interest rates and an increase of $399 million for the statistical equivalent of a 100 basis point decrease in non-U.S. dollar interest rates. The sensitivity to rising rates in the non-U.S. dollar Earnings-at-Risk from the prior year and from the prior year-end reflects the change in the use of derivatives in managing the risk portfolio and a change in the asset/liability mix to reflect Citicorp's current view of interest rates.

EARNINGS-AT-RISK (IMPACT ON PRETAX EARNINGS)(1)

IN MILLIONS                     JUNE 30, 2001                       DECEMBER 31, 2000                      JUNE 30, 2000
OF DOLLARS             U.S. DOLLAR     NON-U.S. DOLLAR(2)   U.S. DOLLAR     NON-U.S. DOLLAR       U.S. DOLLAR    NON-U.S. DOLLAR
------------------------------------------------------------------------------------------------------------------------------------
                    INCREASE DECREASE  INCREASE DECREASE Increase  Decrease Increase Decrease  Increase Decrease Increase Decrease
                    ----------------------------------------------------------------------------------------------------------------
Twelve months and    ($ 203)  $  271     ($269)    $272    ($443)     $460    ($198)    $201     ($321)    $339    ($211)    $212
  less
Thereafter            1,196   (1,240)     (387)     399      217      (320)    (105)     121        87     (125)    (140)     143
                    ----------------------------------------------------------------------------------------------------------------
Total                 $ 993  ($  969)    ($656)    $671    ($216)    ($140)   ($303)    $322     ($234)    $214    ($351)    $355
--------------------================================================================================================================

(1) Prior-year information has been restated to reflect reorganizations and a change in assumptions (specifically revising the measurement of Earnings-at-Risk from a two standard deviation change in interest rates to a 100 basis point change). These changes were made to reflect a more consistent view for managing price risk throughout the organization.
(2) Primarily results from Earnings-at-Risk in the Japanese Yen, the Mexican Peso and the Euro.
--------------------------------------------------------------------------------

TRADING PORTFOLIOS

Price risk in trading portfolios is measured through a complementary set of tools, including Factor Sensitivities, Value-at-Risk, and Stress Testing. Each trading portfolio has its own market risk limit framework, encompassing these measures and other controls, including permitted product lists and a new product approval process for complex products established by the business and approved by independent market risk management.

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

For Citicorp's major trading centers, the aggregate pretax Value-at-Risk in the trading portfolios was $23 million at June 30, 2001. Daily exposures averaged $26 million during the 2001 second quarter and ranged from $17 million to $46 million.

The following table summarizes Value-at-Risk in the trading portfolios as of June 30, 2001 and December 31, 2000, along with the averages.

                                                                                       2001                               Full
                                                                                      Second                              Year
                                                                   JUNE 30,          Quarter        December 31,          2000
IN MILLIONS OF DOLLARS                                               2001            Average            2001            Average(1)
------------------------------------------------------------------------------------------------------------------------------------
Interest rate                                                          $16               $21              $18               $17
Foreign exchange                                                         8                10                9                 9
Equity                                                                  11                11               20                14
All other (primarily commodity)                                          7                 6                9                 5
Covariance adjustment                                                  (19)              (22)             (27)              (21)
                                                               ---------------------------------------------------------------------
Total                                                                  $23               $26              $29               $24
---------------------------------------------------------------=====================================================================

(1) Prior-year information has been restated from that previously presented to reflect reorganizations and to a more consistent view for managing price risk throughout the organization.
--------------------------------------------------------------------------------

The table below provides the range of Value-at-Risk in the trading portfolios that was experienced during the second quarter of 2001 and all of 2000.

                                                                              2001                              2000(1)
                                                               ---------------------------------------------------------------------
IN MILLIONS OF DOLLARS                                                LOW               HIGH             Low               High
------------------------------------------------------------------------------------------------------------------------------------
Interest rate                                                          $14               $45              $13               $29
Foreign exchange                                                         6                16                5                18
Equity                                                                   7                19                9                31
All other (primarily commodity)                                          5                 8                1                18
---------------------------------------------------------------=====================================================================

(1) Prior-year information has been restated from that previously presented to reflect reorganizations and to a more consistent view for managing price risk throughout the organization.
--------------------------------------------------------------------------------

MANAGEMENT OF CROSS-BORDER RISK

Cross-border risk is the risk that Citicorp will be unable to obtain payment from customers on their contractual obligations as a result of actions taken by foreign governments such as exchange controls, debt moratoria, and restrictions on the remittance of funds. Citicorp manages cross-border risk as part of the Citigroup Risk Management framework described in Citicorp's 2000 Form 10-K.

The following table presents total cross-border outstandings and commitments on a regulatory basis in accordance with Federal Financial Institutions Examination Council (FFIEC) guidelines. Total cross-border outstandings include cross-border claims on third parties as well as investments in and funding of local franchises, as described in Citicorp's 2000 Form 10-K. Countries with outstandings greater than 0.75% of Citicorp assets at June 30, 2001 and December 31, 2000 include:

                                                                                                 JUNE 30, 2001    December 31, 2000
                                -------------------------------------------------------------------------------   ------------------
                                     CROSS-BORDER CLAIMS ON THIRD PARTIES
                                --------------------------------------------                 TOTAL                 Total
                                                                     TRADING  INVESTMENTS   CROSS-                Cross-
                                                                         AND       IN AND   BORDER                Border
                                                                      SHORT-      FUNDING     OUT-                  Out-
                                                                        TERM     OF LOCAL   STAND-    COMMIT-     Stand-   Commit-
IN BILLIONS OF  DOLLARS           BANKS   PUBLIC  PRIVATE   TOTAL  CLAIMS(1)   FRANCHISES     INGS    MENTS(2)      ings   ments(2)
------------------------------------------------------------------------------------------------------------------------------------
Brazil                             $1.0     $0.5     $3.6    $5.1    $2.9       $4.9        $10.0      $0.2         $7.9     $0.2
Italy                               1.9      3.8      0.7     6.4     4.7        1.8          8.2       4.1          7.4      5.7
Germany                             3.5      0.3      2.0     5.8     4.0        2.6          8.4       5.3          6.6      6.8
Canada                              1.7       --      1.9     3.6     2.2        2.8          6.4       5.0          7.1      4.9
Japan                               0.8       --      0.5     1.3     1.2        4.3          5.6       0.6          2.7      0.7
Netherlands                         1.1      1.2      3.0     5.3     4.0         --          5.3       2.1          4.5      1.8
France                              2.7      0.6      1.8     5.1     3.6         --          5.1       7.5          5.4      8.3
Mexico                              0.1      1.5      2.8     4.4     2.8        0.6          5.0       0.4          3.4      1.7
United Kingdom                      1.5      0.1      2.4     4.0     3.1         --          4.0      14.9          4.2     14.9
--------------------------------====================================================================================================

(1)   Included in total cross-border claims on third parties.
(2) Commitments (not included in total cross-border outstandings) include legally binding cross-border letters of credit and other commitments and contingencies as defined by the FFIEC.
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Citicorp manages liquidity through a well-defined process described in Citicorp's 2000 Form 10-K.

A diversity of funding sources, currencies, and maturities is used to gain a broad access to the investor base. Citicorp's deposits, which represented 56% of its total funding at June 30, 2001 and 55% of its total funding at December 31, 2000, are broadly diversified by both geography and customer segments.

Stockholder's equity, which grew $705 million during the first six months of 2001 to $48.6 billion at June 30, 2001, continues to be an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp and its subsidiaries. Total Citicorp long-term debt outstanding at the end of the 2001 second quarter was $86.6 billion, up from $80.3 billion at 2000 year-end. Asset securitization programs remain an important source of liquidity. Loans securitized during the first six months of 2001 included $11.8 billion of U.S. credit cards and $11.1 billion of U.S. consumer mortgages. As previous credit card securitizations amortize, newly-originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. During the second quarter of 2001, the scheduled amortization of certain credit card securitization transactions made available $7.5 billion of new receivables. In addition, at least $5.7 billion of credit card securitization transactions are scheduled to amortize during the rest of 2001.

Citicorp is a legal entity separate and distinct from Citibank, N.A. and its other subsidiaries and affiliates. As discussed in Citicorp's 2000 Form 10-K, there are various legal limitations on the extent to which Citicorp's subsidiaries may extend credit, pay dividends, or otherwise supply funds to Citicorp. As of June 30, 2001, under their applicable dividend limitations, Citicorp's national and state-chartered bank subsidiaries could have declared dividends to their respective parent companies without regulatory approval of approximately $8.0 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that, as of June 30, 2001, its bank subsidiaries could have distributed dividends to Citicorp, directly or through their parent holding company, of approximately $6.6 billion of the available $8.0 billion.

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

CITICORP RATIOS

                                                                                     JUNE 30,         Mar. 31,          Dec. 31,
                                                                                       2001             2001              2000
------------------------------------------------------------------------------------------------------------------------------------
Tier 1 Capital                                                                          8.43%            8.34%             8.41%
Total Capital (Tier 1 and Tier 2)                                                      12.58            12.51             12.29
Leverage(1)                                                                             7.41             7.32              7.54
Common Stockholder's Equity                                                             8.66             8.47              8.68
--------------------------------------------------------------------------------====================================================

(1)   Tier 1 capital divided by adjusted average assets.
--------------------------------------------------------------------------------

Citicorp maintained a strong capital position during the 2001 second quarter. Total capital (Tier 1 and Tier 2) amounted to $60.1 billion at June 30, 2001, representing 12.58% of net risk adjusted assets. This compares with $59.6 billion and 12.51% at March 31, 2001, and $58.0 billion and 12.29% at December 31, 2000. Tier 1 capital of $40.3 billion at June 30, 2001 represented 8.43% of net risk adjusted assets, compared with $39.7 billion and 8.34% at March 31, 2001, and $39.7 billion and 8.41% at December 31, 2000. The Tier 1 capital ratio at June 30, 2001 was above Citicorp's target range of 8.00% to 8.30%.

COMPONENTS OF CAPITAL UNDER REGULATORY GUIDELINES

                                                                                     JUNE 30,         Mar. 31,          Dec. 31,
IN MILLIONS OF DOLLARS                                                                 2001             2001              2000
------------------------------------------------------------------------------------------------------------------------------------
TIER 1 CAPITAL
Common Stockholder's Equity                                                         $ 48,570          $47,912           $47,865
Mandatorily Redeemable Securities of Subsidiary Trusts                                   975              975               975
Minority Interest                                                                        347              339               334
Accumulated Net (Gains)/Losses on Cash Flow Hedges, net of tax                            (1)               6                --
Net Unrealized (Gains)/Losses on Securities Available for Sale(1)                       (140)             (43)               14
Less: Intangible Assets(2)                                                            (9,386)          (9,348)           (9,442)
      Net unrealized losses on Available-for-Sale Equity Securities,
        net of tax(1)                                                                    (66)             (92)              (15)
      50% Investment in Certain Subsidiaries(3)                                          (33)             (34)              (29)
                                                                                 ---------------------------------------------------
TOTAL TIER 1 CAPITAL                                                                  40,266           39,715            39,702
------------------------------------------------------------------------------------------------------------------------------------
TIER 2 CAPITAL
Allowance for Credit Losses(4)                                                         6,008            5,992             5,938
Qualifying Debt(5)                                                                    13,840           13,911            12,399
Less: 50% Investment in Certain Subsidiaries(3)                                          (32)             (33)              (29)
                                                                                 ---------------------------------------------------
TOTAL TIER 2 CAPITAL                                                                  19,816           19,870            18,308
                                                                                 ---------------------------------------------------
TOTAL CAPITAL (TIER 1 AND TIER 2)                                                     60,082          $59,585           $58,010
---------------------------------------------------------------------------------===================================================
NET RISK-ADJUSTED ASSETS(6)                                                         $477,665         $476,324          $471,936
---------------------------------------------------------------------------------===================================================

(1) Tier 1 capital excludes unrealized gains and losses on debt securities available for sale in accordance with regulatory risk-based capital guidelines. The federal bank regulatory agencies permit institutions to include in Tier 2 capital up to 45% of pretax net unrealized holding gains on available-for-sale equity securities with readily determinable fair values. Institutions are required to deduct from Tier 1 capital net unrealized holding losses on available-for-sale equity securities with readily determinable fair values, net of tax.
(2)   Includes goodwill and certain other identifiable intangible assets.
(3) Represents investment in certain overseas insurance activities and unconsolidated banking and finance subsidiaries.
(4) Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.
(5) Includes qualifying senior and subordinated debt in an amount not exceeding 50% of Tier 1 capital, and subordinated capital notes subject to certain limitations. Tier 2 capital included $8.7 billion of subordinated debt issued to Citigroup (Parent Company) at June 30, 2001.
(6) Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $19.3 billion for interest rate, commodity, and equity derivative contracts and foreign exchange contracts as of June 30, 2001, compared to $21.6 billion as of March 31, 2001 and $20.4 billion as of December 31, 2000. Net risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses.
--------------------------------------------------------------------------------

Common stockholder's equity increased $658 million during the 2001 second quarter to $48.6 billion at June 30, 2001, representing 8.66% of assets, compared to 8.47% at March 31, 2001, and 8.68% at December 31, 2000. The net increase in common stockholder's equity during the quarter principally reflected net income of $2.3 billion, offset by cash dividends declared of $1.5 billion.

The mandatorily redeemable securities of subsidiary trusts (trust securities) outstanding at June 30, 2001 of $975 million qualify as Tier 1 capital and are included in long-term debt on the balance sheet. For the six months ended June 30, 2001 and 2000, interest expense on the trust securities amounted to $38 million.

Citicorp's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At June 30, 2001, all of Citicorp's subsidiary depository institutions were "well capitalized" under the federal bank regulatory agencies' definitions.

CITIBANK, N.A. RATIOS

                                                                                     JUNE 30,         Mar. 31,          Dec. 31,
                                                                                       2001             2001              2000
------------------------------------------------------------------------------------------------------------------------------------
Tier 1 Capital                                                                          8.28%            8.24%             8.46%
Total Capital (Tier 1 and Tier 2)                                                      12.40            12.40             12.64
Leverage                                                                                6.61             6.52              6.66
Common Stockholder's Equity                                                             7.14             6.93              7.12
--------------------------------------------------------------------------------====================================================

Citibank's net income for the second quarter of 2001 amounted to $1.2 billion. During the quarter, Citibank paid a dividend of $611 million to Citicorp (parent company). Citibank had $8.7 billion of subordinated notes outstanding at both June 30, 2001 and March 31, 2001, and $8.5 billion at December 31, 2000, that were issued to Citicorp (parent company) and included in Citibank's Tier 2 capital.

On January 18, 2001, the FRB issued new proposed rules that would govern the regulatory treatment of merchant banking investments and certain similar equity investments, including investments made by venture capital subsidiaries, in nonfinancial companies held by bank holding companies. The new proposal generally would impose a capital charge that would increase in steps as the banking organization's level of concentration in equity investments increased. An 8 percent Tier 1 capital deduction would apply on covered investments that in the aggregate represent up to 15 percent of an organization's Tier 1 capital. For covered investments that aggregate more than 25 percent of the organization's Tier 1 capital, a top marginal charge of 25 percent would be set. The Company is monitoring the status and progress of the proposed rule, which, at the present time, is not expected to have a significant impact on Citicorp. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 23.

In June 2001, the Basel Committee on Banking Supervision (Committee) announced that it would issue a new consultative package on the new Basel Capital Accord (new Accord) in early 2002. The new Accord, which will apply to all "significant" banks, as well as to holding companies that are parents of banking groups, is intended to be finalized by year-end 2002, with implementation of the new framework beginning in 2005. The Company is monitoring the status and progress of the proposed rule.

Additionally, from time to time, the FRB and the FFIEC propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 23.

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)         CITICORP AND SUBSIDIARIES

                                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                            JUNE 30,                           JUNE 30,
                                                               ---------------------------------------------------------------------
IN MILLIONS OF DOLLARS                                               2001              2000             2001              2000
------------------------------------------------------------------------------------------------------------------------------------
INTEREST REVENUE
Loans, including fees                                              $ 9,712           $ 9,070          $19,679           $17,465
Deposits with banks                                                    290               276              643               532
Federal funds sold and securities purchased
  under resale agreements                                              100                99              231               171
Securities, including dividends                                        886               854            1,837             1,776
Trading account assets                                                 216               256              452               470
Loans held for sale                                                    439               189              831               327
                                                               ---------------------------------------------------------------------
                                                                    11,643            10,744           23,673            20,741
                                                               ---------------------------------------------------------------------
INTEREST EXPENSE
Deposits                                                             3,079             3,205            6,569             6,015
Trading account liabilities                                             10                14               24                33
Purchased funds and other borrowings                                   691             1,030            1,652             1,829
Long-term debt                                                       1,339             1,093            2,687             2,187
                                                               ---------------------------------------------------------------------
                                                                     5,119             5,342           10,932            10,064
                                                               ---------------------------------------------------------------------

NET INTEREST REVENUE                                                 6,524             5,402           12,741            10,677

BENEFITS, CLAIMS, AND CREDIT LOSSES
Policyholder benefits and claims expense                               257               179              507               339
Provision for credit losses                                          1,485             1,302            2,949             2,611
                                                               ---------------------------------------------------------------------

TOTAL BENEFITS, CLAIMS, AND CREDIT LOSSES                            1,742             1,481            3,456             2,950
                                                               ---------------------------------------------------------------------

NET INTEREST REVENUE AFTER BENEFITS, CLAIMS, AND CREDIT LOSSES       4,782             3,921            9,285             7,727
                                                               ---------------------------------------------------------------------

FEES, COMMISSIONS, AND OTHER REVENUE
Fees and commissions                                                 2,586             2,831            5,363             5,389
Foreign exchange                                                       533               398            1,021               820
Trading account                                                        325               311              928               680
Securities transactions                                                 18               252              115               293
Other revenue                                                        1,237               973            2,094             3,154
                                                               ---------------------------------------------------------------------
                                                                     4,699             4,765            9,521            10,336
                                                               ---------------------------------------------------------------------
OPERATING EXPENSE
Salaries                                                             2,146             2,117            4,416             4,177
Employee benefits                                                      434               390              875               824
                                                               ---------------------------------------------------------------------
     Total employee                                                  2,580             2,507            5,291             5,001
Net premises and equipment                                             663               801            1,451             1,616
Restructuring - related items                                          168                 4              230                24
Other expense                                                        2,328             2,169            4,689             4,433
                                                               ---------------------------------------------------------------------
                                                                     5,739             5,481           11,661            11,074
                                                               ---------------------------------------------------------------------
INCOME BEFORE INCOME TAXES, MINORITY INTEREST
  AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES                        3,742             3,205            7,145             6,989

Income taxes                                                         1,361             1,195            2,626             2,563
Minority interest, net of income taxes                                  14                 9               22                14
                                                               ---------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES                2,367             2,001            4,497             4,412
Cumulative effect of accounting changes(1)                            (111)               --             (144)               --
                                                               ---------------------------------------------------------------------
NET INCOME                                                         $ 2,256           $ 2,001          $ 4,353           $ 4,412
---------------------------------------------------------------=====================================================================

(1) Refers to the 2001 first quarter adoption of SFAS 133 and the 2001 second quarter adoption of EITF 99-20.
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS                            CITICORP AND SUBSIDIARIES

                                                                                                      JUNE 30,
                                                                                                        2001          December 31,
IN MILLIONS OF DOLLARS                                                                               (UNAUDITED)          2000
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                              $ 11,058          $ 11,658
Deposits at interest with banks                                                                        15,190            16,160
Securities, at fair value
   Available for sale and short-term and other (including $777 and $1,158
     pledged to creditors at June 30, 2001 and December 31, 2000, respectively)                        52,333            52,458
   Venture capital                                                                                      5,059             5,204
Trading account assets (including $419 and $1,671 pledged to creditors at June 30, 2001
  and December 31, 2000, respectively)                                                                 35,071            39,311
Loans held for sale                                                                                    16,582            13,327
Federal funds sold and securities purchased under resale agreements                                    12,089             4,704
Loans, net
   Consumer                                                                                           224,923           228,879
   Commercial                                                                                         143,555           137,709
                                                                                                  ----------------------------------
Loans, net of unearned income                                                                         368,478           366,588
   Allowance for credit losses                                                                         (8,917)           (8,961)
                                                                                                  ----------------------------------
     Total loans, net                                                                                 359,561           357,627
Premises and equipment, net                                                                             5,615             5,904
Interest and fees receivable                                                                            5,333             5,438
Other assets                                                                                           42,712            39,816
                                                                                                  ----------------------------------
TOTAL ASSETS                                                                                         $560,603          $551,607
--------------------------------------------------------------------------------------------------==================================
LIABILITIES
Non-interest-bearing deposits in U.S. offices                                                        $ 18,060          $ 21,702
Interest-bearing deposits in U.S. offices                                                              87,021            61,544
Non-interest-bearing deposits in offices outside the U.S.                                              14,225            13,905
Interest-bearing deposits in offices outside the U.S.                                                 196,261           205,564
                                                                                                  ----------------------------------
     Total deposits                                                                                   315,567           302,715
Trading account liabilities                                                                            21,329            27,778
Purchased funds and other borrowings                                                                   53,578            60,834
Accrued taxes and other expense                                                                        10,717            10,434
Other liabilities                                                                                      24,259            21,646
Long-term debt                                                                                         86,583            80,335

STOCKHOLDER'S EQUITY
Common stock: ($0.01 par value)
   issued shares: 1,000 in each period                                                                     --                --
Surplus                                                                                                21,311            21,148
Retained earnings                                                                                      28,195            27,486
Accumulated other changes in equity from nonowner sources(1)                                             (936)             (769)
                                                                                                  ----------------------------------
TOTAL STOCKHOLDER'S EQUITY                                                                             48,570            47,865
                                                                                                  ----------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                           $560,603          $551,607
--------------------------------------------------------------------------------------------------==================================

(1) Amounts at June 30, 2001 and December 31, 2000 include the after-tax amounts for net unrealized gains (losses) on securities available for sale of $140 million and ($14) million, respectively, and foreign currency translation of ($1.077) billion and ($755) million, respectively. Amount at June 30, 2001 also includes the after-tax amount for cash flow hedges of $1 million.
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)

                                                       CITICORP AND SUBSIDIARIES

                                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                                  ----------------------------------
IN MILLIONS OF DOLLARS                                                                                  2001              2000
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT BEGINNING OF PERIOD                                                                        $47,865           $35,475

Net income                                                                                              4,353             4,412
Cumulative effect of accounting changes(1)                                                                170                --
Net change in unrealized gains and losses on securities available for sale, net of tax                     68                 1
Foreign currency translation adjustment, net of tax                                                      (341)             (179)
Net change for cash flow hedges, net of tax                                                               (64)               --
                                                                                                  ----------------------------------
   Total changes in equity from nonowner sources                                                        4,186             4,234

Common dividends declared                                                                              (3,644)           (1,092)

Capital contribution from Parent                                                                          148             1,202

Employee benefit plans and other activity                                                                  15                18
                                                                                                  ----------------------------------

BALANCE AT END OF PERIOD                                                                              $48,570           $39,837
--------------------------------------------------------------------------------------------------==================================
SUMMARY OF CHANGES IN EQUITY FROM NONOWNER SOURCES
Net income                                                                                             $4,353            $4,412
Other changes in equity from nonowner sources                                                            (167)             (178)
                                                                                                  ----------------------------------
TOTAL CHANGES IN EQUITY FROM NONOWNER SOURCES                                                          $4,186            $4,234
--------------------------------------------------------------------------------------------------==================================

(1) Refers to the adoption of SFAS 133 in the first quarter of 2001 and the adoption of EITF 99-20 in the second quarter of 2001, resulting in increases to equity from nonowner sources of $82 million and $88 million, respectively.
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)      CITICORP AND SUBSIDIARIES

                                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                                  ----------------------------------
IN MILLIONS OF DOLLARS                                                                                  2001              2000
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                           $  4,353          $  4,412
Adjustments to reconcile net income to net cash provided by (used in) operating activities
   Provision for credit losses                                                                          2,949             2,611
   Depreciation and amortization of premises and equipment                                                696               658
   Amortization of goodwill and acquisition premium costs                                                 366               312
   Restructuring-related items                                                                            230                24
   Cumulative effect of accounting changes, net of tax                                                    144                --
   Venture capital activity                                                                               145            (1,096)
   Net gain on sale of securities                                                                        (115)             (297)
   Changes in accruals and other, net                                                                   1,216            (2,859)
   Net increase in loans held for sale                                                                 (4,990)           (5,456)
   Net decrease (increase) in trading account assets                                                    4,240              (841)
   Net decrease in trading account liabilities                                                         (6,449)           (4,788)
                                                                                                  ----------------------------------
Total adjustments                                                                                      (1,568)          (11,732)
                                                                                                  ----------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                     2,785            (7,320)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in deposits at interest with banks                                                970              (471)
Securities  --  available for sale and short-term and other
   Purchases                                                                                          (45,566)          (27,465)
   Proceeds from sales                                                                                 32,316            13,035
   Maturities                                                                                          11,546            16,065
Net (increase) decrease in federal funds sold and securities purchased under
 resale agreements                                                                                     (7,385)              555
Net increase in loans                                                                                 (17,412)          (46,781)
Proceeds from sales of loans                                                                           12,550            17,711
Business acquisitions                                                                                      --            (2,154)
Capital expenditures on premises and equipment                                                           (654)             (672)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed
   assets                                                                                                 815               295
                                                                                                  ----------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                                 (12,820)          (29,882)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                                               12,852            25,134
Net (decrease) increase in federal funds purchased and securities sold under repurchase
   agreements                                                                                            (646)            1,385
Net (decrease) increase in commercial paper and funds borrowed                                         (6,170)            9,078
Proceeds from issuance of long-term debt                                                               15,767            10,072
Repayment of long-term debt                                                                            (8,409)           (9,857)
Contribution from Citigroup                                                                                --             1,100
Dividends paid                                                                                         (3,639)           (1,092)
                                                                                                  ----------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                               9,755            35,820
------------------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND DUE FROM BANKS                                               (320)             (284)
------------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and due from banks                                                                  (600)           (1,666)
Cash and due from banks at beginning of period                                                         11,658            11,877
                                                                                                  ----------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                                             $ 11,058          $ 10,211
--------------------------------------------------------------------------------------------------==================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
   Interest                                                                                           $10,234            $9,114
   Income taxes                                                                                         2,106             2,111
Non-cash investing activities:
Transfers to repossessed assets                                                                       $   271            $  269
--------------------------------------------------------------------------------------------------==================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS                      CITIBANK, N.A. AND SUBSIDIARIES

                                                                                                      JUNE 30,
                                                                                                        2001          December 31,
IN MILLIONS OF DOLLARS                                                                               (UNAUDITED)          2000
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                              $  9,584          $  9,321
Deposits at interest with banks                                                                        17,387            17,968
Securities, at fair value
   Available for sale (including $748 and $1,111 pledged
     to creditors at June 30, 2001 and December 31, 2000, respectively)                                39,606            38,762
   Venture capital                                                                                      2,751             3,293
Trading account assets (including $419 and $1,671 pledged
  to creditors at June 30, 2001 and December 31, 2000, respectively)                                   35,100            37,616
Loans held for sale                                                                                    10,171             2,010
Federal funds sold and securities purchased under resale agreements                                    14,143             4,408
Loans, net of unearned income                                                                         238,620           245,381
Allowance for credit losses                                                                            (4,532)           (4,590)
                                                                                                  ----------------------------------
     Loans, net                                                                                       234,088           240,791
Premises and equipment, net                                                                             3,911             4,063
Interest and fees receivable                                                                            3,254             4,369
Other assets                                                                                           22,186            19,505
                                                                                                  ----------------------------------
TOTAL ASSETS                                                                                         $392,181          $382,106
--------------------------------------------------------------------------------------------------==================================
LIABILITIES
Non-interest-bearing deposits in U.S. offices                                                        $ 14,690          $ 17,703
Interest-bearing deposits in U.S. offices                                                              60,706            41,223
Non-interest-bearing deposits in offices outside the U.S.                                              14,177            13,758
Interest-bearing deposits in offices outside the U.S.                                                 192,578           199,680
                                                                                                  ----------------------------------
   Total deposits                                                                                     282,151           272,364
Trading account liabilities                                                                            20,654            26,803
Purchased funds and other borrowings                                                                   25,156            20,197
Accrued taxes and other expense                                                                         6,161             6,395
Other liabilities                                                                                      13,408            11,797
Long-term debt and subordinated notes                                                                  16,667            17,339

STOCKHOLDER'S EQUITY
Capital stock ($20.00 par value)                                                                          751               751
   outstanding shares: 37,534,553 in each period
Surplus                                                                                                11,584            11,354
Retained earnings                                                                                      16,506            15,903
Accumulated other changes in equity from nonowner sources(1)                                             (857)             (797)
                                                                                                  ----------------------------------
TOTAL STOCKHOLDER'S EQUITY                                                                             27,984            27,211
                                                                                                  ----------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                           $392,181          $382,106
--------------------------------------------------------------------------------------------------==================================

(1) Amounts at June 30, 2001 and December 31, 2000 include the after-tax amounts for net unrealized gains on securities available for sale of $125 million and $70 million, respectively, and foreign currency translation of ($1.094) billion and ($867) million, respectively. Amount at June 30, 2001 also includes the after-tax amount for cash flow hedges of $112 million.
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION

The accompanying consolidated financial statements as of June 30, 2001 and for the three- and six-month periods ended June 30, 2001 and 2000 are unaudited and include the accounts of Citicorp and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

2.    BUSINESS DEVELOPMENTS

ACQUISITION OF BANACCI

On August 6, 2001, Citicorp completed its acquisition of 99.86% of the issued and outstanding ordinary shares of Grupo Financiero Banamex-Accival (Banacci), a leading Mexican financial institution, for approximately $12.5 billion in cash and Citigroup stock. Citicorp completed the acquisition by settling transactions that were conducted on the Mexican Stock Exchange on Friday, August 3, 2001. Those transactions comprised both the acquisition of Banacci shares tendered in response to Citicorp's offer to acquire all of Banacci's outstanding shares and the simultaneous sale of 126,705,281 Citigroup shares to the tendering Banacci shareholders. Banacci's and Citigroup's operations in Mexico will be integrated and will conduct business under the "Banamex" brand name. The transaction will be accounted for under the purchase method of accounting.

ACQUISITION OF EAB

On July 17, 2001, Citicorp completed its acquisition of European American Bank
(EAB), a state-chartered bank with 97 branches in the New York area, for $1.6 billion plus the assumption of $350 million in EAB preferred stock. The transaction will be accounted for under the purchase method of accounting.

The Company is in the process of integrating these acquisitions. The Company is anticipating incurring a restructuring charge in the third quarter of 2001, related to these integrations.

3.    ACCOUNTING CHANGES

ADOPTION OF EITF 99-20

During the second quarter of 2001, the Company adopted Emerging Issues Task Force (EITF) Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Asset" (EITF 99-20). EITF 99-20 provides new guidance regarding income recognition and identification and determination of impairment on certain asset-backed securities. The initial adoption resulted in a cumulative adjustment of $111 million after-tax, recorded as a charge to earnings.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

TRANSFERS AND SERVICING OF FINANCIAL ASSETS. In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" (SFAS 140). In July 2000, FASB issued Technical Bulletin No. 01-1, "Effective Date for Certain Financial Institutions of Certain Provisions of Statement 140 Related to the Isolation of Transferred Assets."

Certain provisions of SFAS 140 require that the structure for transfers of financial assets to certain securitization vehicles be modified to comply with revised isolation guidance for institutions subject to receivership by the Federal Deposit Insurance Corporation. These provisions will become effective for transfers taking place after December 31, 2001, with an additional transition period ending no later than June 30, 2006 for transfers to certain master trusts. SFAS 140 also provides revised guidance for an entity to be considered a qualifying special purpose entity. It is not expected that SFAS 140 will materially affect the financial statements.

BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS. In July 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations" (SFAS 141) and SFAS 142, "Goodwill and Other Intangible Assets" (SFAS 142), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new standards. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the new standards is expected to result in an increase in net income; however, the Company is still assessing the impact of the new standard. During 2002, the Company will perform the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

SFAS 142 stipulates that goodwill will no longer be amortized for all business combinations completed after June 30, 2001. This will impact the goodwill associated with the Company's acquisitions of EAB and Banacci. The beneficial impact of this change on 2001 earnings is not anticipated to be significant.

4.    BUSINESS SEGMENT INFORMATION

The following table presents certain information regarding the Company's industry segments:

                                                                                              INCOME (LOSS)
                                                                                            BEFORE CUMULATIVE
                                                 TOTAL REVENUES, NET                      EFFECT OF ACCOUNTING
                                                 OF INTEREST EXPENSE      INCOME TAXES        CHANGES(1)(2)     IDENTIFIABLE ASSETS
                                                 -----------------------------------------------------------------------------------
                                                                   THREE MONTHS ENDED JUNE 30,
IN MILLIONS OF DOLLARS                           --------------------------------------------------------------  JUNE 30,  Dec. 31,
  EXCEPT IDENTIFIABLE ASSETS IN BILLIONS            2001    2000(3)       2001     2000(3)   2001       2000(3)     2001    2000(3)
------------------------------------------------------------------------------------------------------------------------------------
Global Consumer                                   $ 7,392   $ 6,588       $839       $706    $1,437     $1,190      $265       $262
Global Corporate                                    2,934     2,736        382        358       696        611       248        233
Global Investment Management
  and Private Banking                                 523       503         47         53        83         86        28         30
Investment Activities                                 302       398         93        137       188        238        10         11
Corporate/Other                                        72       (58)        --        (59)      (37)      (124)       10         16
                                                 -----------------------------------------------------------------------------------
TOTAL                                             $11,223   $10,167     $1,361     $1,195    $2,367     $2,001      $561       $552
-------------------------------------------------===================================================================================

                                                                                                                   INCOME (LOSS)
                                                                                                                 BEFORE CUMULATIVE
                                                                                                                     EFFECT OF
                                                                      TOTAL REVENUES, NET                        ACCOUNTING CHANGES
                                                                      OF INTEREST EXPENSE      INCOME TAXES             (1)(2)
                                                                      --------------------------------------------------------------
                                                                                        SIX MONTHS ENDED JUNE 30,
                                                                      --------------------------------------------------------------
IN MILLIONS OF DOLLARS                                                   2001     2000(3)     2001     2000(3)     2001     2000(3)
------------------------------------------------------------------------------------------------------------------------------------
Global Consumer                                                        $14,699    $13,098    $1,656     $1,367    $2,809     $2,309
Global Corporate                                                         6,109      5,401       801        737     1,432      1,271
Global Investment Management and Private Banking                         1,092        985       111        102       191        169
Investment Activities                                                      250      1,655        65        585       135      1,021
Corporate/Other                                                            112       (126)       (7)      (228)      (70)      (358)
                                                                      --------------------------------------------------------------
TOTAL                                                                  $22,262    $21,013    $2,626     $2,563    $4,497     $4,412
----------------------------------------------------------------------==============================================================

(1) Results in the 2001 second quarter and six-month periods reflect after-tax restructuring-related charges (credits) of $58 million and $70 million in Global Consumer, $42 million and $69 million in Global Corporate, respectively, $6 million in both periods in Global Investment Management and Private Banking, and ($1) million in both periods in Corporate/Other. The 2000 second quarter and six-month results reflect after-tax restructuring-related (credits) charges of ($10) million and ($6) million in Global Consumer, respectively, ($3) million in both periods in Global Corporate, and ($1) million in both periods in Global Investment Management and Private Banking. The 2000 second quarter and six-month results reflect after-tax restructuring-related charges (and after-tax housing finance unit charges in the 2000 six-month results only) of $17 million and $96 million in Corporate/Other, respectively.
(2) Results in the 2001 second quarter and six-month periods include pretax provisions for benefits, claims, and credit losses in Global Consumer of $1.5 billion and $2.9 billion, in Global Corporate of $289 million and $556 million, and in Global Investment Management and Private Banking of $1 million and $3 million, respectively. The 2000 second quarter and six-month period results reflect pretax provisions for benefits, claims, and credit losses in Global Consumer of $1.2 billion and $2.5 billion, in Global Corporate of $240 million and $417 million, and in Global Investment Management and Private Banking of $3 million and $25 million, respectively.
(3)   Reclassified to conform to the current period's presentation.
--------------------------------------------------------------------------------

5.    SECURITIES

                                                                                                      JUNE 30,        December 31,
IN MILLIONS OF DOLLARS                                                                                  2001              2000
------------------------------------------------------------------------------------------------------------------------------------
Securities Available for Sale, at Fair Value                                                          $51,896           $51,531
Short-term and Other                                                                                      437               927
                                                                                                  ----------------------------------
Available for Sale and Short-term and Other                                                           $52,333           $52,458
                                                                                                  ==================================
Venture Capital, at Fair Value(1)                                                                      $5,059            $5,204
--------------------------------------------------------------------------------------------------==================================

(1) For the six months ended June 30, 2001, net gains on investments held by venture capital subsidiaries totaled $323 million, of which $722 million and $493 million represented gross unrealized gains and losses, respectively. For the six months ended June 30, 2000, net gains on investments held by venture capital subsidiaries totaled $1.59 billion, of which $1.50 billion and $274 million represented gross unrealized gains and losses, respectively.
--------------------------------------------------------------------------------

                                                                      JUNE 30, 2001                         December 31, 2000(1)
                                                 -----------------------------------------------------------------------------------
                                                                       GROSS         GROSS
                                                     AMORTIZED    UNREALIZED    UNREALIZED                   AMORTIZED
IN MILLIONS OF DOLLARS                                    COST         GAINS        LOSSES    FAIR VALUE          COST   FAIR  VALUE
------------------------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
U.S. Treasury and Federal Agency                       $ 6,410          $ 75          $ 16       $ 6,469       $ 7,926       $ 7,950
State and Municipal                                      5,989           236            19         6,206         5,383         5,522
Foreign Government                                      25,761           200           150        25,811        24,463        24,446
U.S. Corporate                                           5,367           211           166         5,412         5,603         5,507
Other Debt Securities                                    3,697            46            22         3,721         3,489         3,491
Equity Securities(2)                                     4,381           128           232         4,277         4,638         4,615
                                                 -----------------------------------------------------------------------------------
                                                       $51,605          $896          $605       $51,896       $51,502       $51,531
-------------------------------------------------===================================================================================

Securities Available for Sale Include --
   Mortgage-Backed Securities                           $6,000           $88           $14        $6,074        $6,498        $6,368
-------------------------------------------------===================================================================================

(1) At December 31, 2000, gross unrealized gains and losses on securities available for sale totaled $940 million and $911 million, respectively.
(2) Includes non-marketable equity securities carried at cost, which are reported in both the amortized cost and fair value columns.
--------------------------------------------------------------------------------

6.    TRADING ACCOUNT ASSETS AND LIABILITIES

                                                                                                      JUNE 30,          Dec. 31,
IN MILLIONS OF DOLLARS                                                                                  2001              2000
------------------------------------------------------------------------------------------------------------------------------------
TRADING ACCOUNT ASSETS
U.S. Treasury and Federal Agency Securities                                                           $   146           $   721
Foreign Government, Corporate and Other Securities                                                     14,414            15,043
Derivative and Foreign Exchange Contracts(1)                                                           20,511            23,547
                                                                                                  ----------------------------------
                                                                                                      $35,071           $39,311
--------------------------------------------------------------------------------------------------==================================
TRADING ACCOUNT LIABILITIES
Securities Sold, Not Yet Purchased                                                                    $ 2,891           $ 3,915
Derivative and Foreign Exchange Contracts(1)                                                           18,438            23,863
                                                                                                  ----------------------------------
                                                                                                      $21,329           $27,778
--------------------------------------------------------------------------------------------------==================================

(1)   Net of master netting agreements and securitization.
--------------------------------------------------------------------------------

7.    DERIVATIVES ACTIVITIES

On January 1, 2001, Citicorp adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS 133). These new rules changed the accounting treatment of derivative contracts (including foreign exchange contracts) that are employed to manage risk outside of Citicorp's trading activities, as well as certain derivative-like instruments embedded in other contracts. SFAS 133 requires that all derivatives be recorded on the balance sheet at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction, including whether it has been designated and qualifies as part of a hedging relationship, as discussed below. The cumulative effect of adopting SFAS 133 at January 1, 2001 was an after-tax charge of $33 million included in net income and an increase of $82 million included in other changes in stockholder's equity from nonowner sources.

To qualify as a hedge, the hedge relationship is designated and formally documented at inception detailing the particular risk management objective and strategy for the hedge which includes the item and risk that is being hedged, the derivative that is being used, as well as how effectiveness is being assessed. A derivative must be highly effective in accomplishing the objective of offsetting either changes in fair value or cash flows for the risk being hedged. The effectiveness of these hedging relationships is evaluated on a retrospective and prospective basis using quantitative measures of correlation. If a hedge relationship is found to be ineffective, it no longer qualifies as a hedge and any excess gains or losses attributable to such ineffectiveness, as well as subsequent changes in fair value, are recognized in other income.

The foregoing criteria are applied on a decentralized basis, consistent with the level at which market risk is managed, but are subject to various limits and controls. The underlying asset, liability, firm commitment or forecasted transaction may be an individual item or a portfolio of similar items.

For fair value hedges, in which derivatives hedge the fair value of assets and liabilities, changes in the fair value of derivatives are reflected in other income, together with changes in the fair value of the related hedged item. The net amount, representing hedge ineffectiveness, is reflected in current earnings. Citicorp's fair value hedges are primarily the hedges of fixed-rate long-term debt, loans and available-for-sale securities. During the 2001 second quarter and six months, the amount of hedge ineffectiveness recognized in other income related to fair value hedges was $54 million and $109 million, respectively. The amount of gains or losses on derivatives designated as fair value hedges that were excluded from the assessment of effectiveness during the 2001 second quarter and six months was $24 million and $71 million, respectively.

For cash flow hedges, in which derivatives hedge the variability of cash flows related to floating rate assets, liabilities or forecasted transactions, the accounting treatment depends on the effectiveness of the hedge. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value will not be included in current earnings but are reported as other changes in stockholders' equity from nonowner sources. These changes in fair value will be included in earnings of future periods when earnings are also affected by the variability of the hedged cash flows. To the extent these derivatives are not effective, changes in their fair values are immediately included in other income. Citicorp's cash flow hedges primarily include hedges of floating rate credit card receivables and loans, rollovers of commercial paper and foreign currency denominated funding. Cash flow hedges also include hedges of certain forecasted transactions up to a maximum tenor of 30 years, although a substantial majority of the tenor is under 5 years. During the 2001 second quarter and six months, the amount of hedge ineffectiveness recognized in other income related to cash flow hedges was $6 million and $11 million, respectively. No amounts have been excluded from the assessment of effectiveness for derivatives designated as cash flow hedges.

For net investment hedges, in which derivatives hedge the foreign currency exposure of a net investment in a foreign operation, the accounting treatment will similarly depend on the effectiveness of the hedge. The effective portion of the change in fair value of the derivative, including any forward premium or discount, is reflected in other changes in stockholders' equity from nonowner sources as part of the foreign currency translation adjustment. During the 2001 second quarter and six months, the amounts included in other changes from stockholder's equity from nonowner sources from these hedges were ($8) million and $163 million, respectively.

Non-trading derivatives that are either hedging instruments that are carried at fair value or do not qualify as hedges under the new rules are also carried at fair value with changes in value included either as an element of the yield or return on the hedged item or in other income.

For those hedge relationships that are terminated, hedge designations that are removed, or forecasted transactions that are no longer expected to occur, the hedge accounting treatment described in the paragraphs above is no longer applied. The end-user derivative is terminated or transferred to the trading account. For fair value hedges, any changes to the hedged item remain as part of the basis of the asset or liability and are ultimately reflected as an element of the yield. For cash flow hedges, any changes in fair value of the end-user derivative remain in other changes in stockholders' equity from nonowner sources and are included in earnings of future periods when earnings are also affected by the variability of the hedged cash flow. If the hedged relationship was discontinued or a forecasted transaction is not expected to occur when scheduled, any changes in fair value of the end-user derivative are immediately reflected in other income.

The accumulated other changes in equity from nonowner sources from cash flow hedges for the 2001 six months can be summarized as follows (net of taxes):

IN MILLIONS OF DOLLARS                                                                          SIX MONTHS ENDED JUNE 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
BEGINNING BALANCE(1)                                                                                         $65
Net gains and (losses) from cash flow hedges                                                                  (5)
Net amounts reclassified to earnings                                                                         (57)
Discontinuation of cash flow hedge accounting                                                                 (2)
                                                                                          ------------------------------------------
ENDING BALANCE                                                                                               $ 1
------------------------------------------------------------------------------------------==========================================

(1)   Results from the cumulative effect of accounting change for cash flow hedges.
--------------------------------------------------------------------------------

Additional information concerning Citicorp's derivative and foreign exchange products and activities, including a further description of accounting policies, and the credit and market risk management process is provided in the Managing Global Risk section in Citicorp's 2000 Form 10-K.

8.    RESTRUCTURING-RELATED ITEMS

                                                                                     RESTRUCTURING INITIATIVES
                                                               ---------------------------------------------------------------------
                                                                   2ND QTR.          1ST Qtr.
IN MILLIONS OF DOLLARS                                               2001              2001             2000             TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Restructuring Charges                                                 $146               $40             $576              $762
Acquisitions(1)                                                         --                --               23                23
Utilization(2)                                                         (26)              (21)            (377)             (424)
                                                               ---------------------------------------------------------------------
BALANCE AT JUNE 30, 2001                                              $120               $19             $222              $361
---------------------------------------------------------------=====================================================================

(1)   Represents additions to restructuring liabilities arising from acquisitions.
(2)   Utilization amounts include translation effects on the restructuring reserve.
--------------------------------------------------------------------------------

During the second quarter of 2001, Citicorp recorded restructuring charges of $146 million, primarily related to the downsizing of various functions in the Global Corporate and Global Consumer businesses. These new initiatives are expected to be implemented over the next 12 months. The charge consisted of $114 million related to employee severance, $17 million related to asset impairment charges and $15 million related to exiting leasehold and other contractual obligations.

The $114 million portion of the charge related to employee severance reflects the costs of eliminating approximately 2,000 positions. Approximately 950 of these positions relate to the United States.

The 2001 second quarter restructuring utilization included $17 million of asset impairment charges as well as $9 million of severance and other exit costs (of which $1 million related to employee severance has been paid in cash and $8 million is legally obligated), together with translation effects. Through June 30, 2001, approximately 100 gross staff positions have been eliminated under these programs.

During the first quarter of 2001, Citicorp recorded restructuring charges of $40 million, primarily consisting of the downsizing of certain front office and back office functions at the Corporate and Investment Bank in order to align its cost structure with current market conditions. These initiatives are expected to be implemented over the next year. The charge is all related to employee severance and reflects the cost of eliminating approximately 360 positions. Approximately 220 of these positions relate to the United States.

The 2001 first quarter restructuring reserve utilization, all of which occurred in the 2001 second quarter, included $21 million of severance, of which $5 million was paid in cash and $16 million is legally obligated. Through June 30, 2001, approximately 100 gross staff positions have been eliminated under these programs, all during the second quarter.

During 2000, Citicorp recorded restructuring charges of $576 million ($17 million of which occurred in the 2000 second quarter), primarily consisting of exit costs related to the acquisition of Associates. These initiatives are expected to be implemented this year. The charges included $238 million related to employee severance, $154 million related to exiting leasehold and other contractual obligations and $184 million of asset impairment charges.

Of the $576 million charge, $474 million related to the acquisition of Associates (primarily in the Global Consumer business) includes the reconfiguration of certain branch operations, the exit from non-strategic businesses and from activities as mandated by Federal bank regulations and the consolidation and integration of Corporate and middle and back office functions. In the Global Consumer business, $51 million includes the reconfiguration of certain branch operations outside the U.S. and the downsizing and consolidation of certain back office functions in the U.S. Approximately $440 million of the $576 million charge related to operations in the United States.

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

The implementation of these restructuring initiatives also caused certain related premises and equipment assets to become redundant. The remaining depreciable lives of these assets were shortened, and accelerated depreciation charges (in addition to normal scheduled depreciation on these assets) are being recognized over these shortened lives, $22 million and $44 million of which were recorded in the 2001 second quarter and six-month periods, respectively, and $29 million and $49 million of which were recorded in the 2000 second quarter and six-month periods, respectively.

The 2000 restructuring reserve utilization included $184 million of asset impairment charges and $193 million of severance and other exit costs (of which $106 million related to employee severance and $69 million related to leasehold and other exit costs have been paid in cash and of which $18 million is legally obligated), together with translation effects. Utilization of the 2000 restructuring reserve in the 2001 second quarter and six months was $50 million and $122 million, respectively. Through June 30, 2001, approximately 3,100 gross staff positions have been eliminated under these programs, including approximately 600 in the 2001 second quarter.

Changes in estimates are attributable to facts and circumstances arising subsequent to an original restructuring charge. During the 2000 second quarter, changes in estimates resulted in reductions of $42 million of reserves related to prior restructuring initiatives.

Additional information about restructuring-related items, including the business segments affected, may be found in Citicorp's 2000 Form 10-K.

9.    CONTINGENCIES

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

Associates maintains a combination of unutilized bilateral and syndicated credit facilities to support its short-term borrowings. These facilities, which have maturities ranging from 2001 to 2005, are all guaranteed by Citicorp.

CITIFINANCIAL CREDIT COMPANY (CCC)

On August 4, 1999, CCC, an indirect wholly-owned subsidiary of Citigroup, was contributed to and became a subsidiary of Citicorp Banking Corporation, a wholly-owned subsidiary of Citicorp. Citicorp issued a full and unconditional guarantee of the outstanding long-term debt securities and commercial paper of CCC.

On August 10, 2001, 100% of the stock of CitiFinancial Credit Company was contributed to AFCC in exchange for 24.5% of the stock in AFCC, making CFCC a wholly-owned subsidiary of AFCC.

CCC has five-year revolving credit facilities in the amount of $3.4 billion that expire in 2002. Citicorp's guarantee of various debt obligations of CCC includes those arising under these facilities.

In connection with the facilities for both Associates and CCC, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreement). At June 30, 2001, this requirement was exceeded by $33.6 billion. Citicorp has also guaranteed various other debt obligations of Associates and CCC.

CONDENSED CONSOLIDATING INCOME STATEMENTS (UNAUDITED)

                                                                  THREE MONTHS ENDED JUNE 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                  CITICORP                                           OTHER CITICORP
                                   PARENT                             ASSOCIATES    SUBSIDIARIES AND  CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS             COMPANY      CCC        ACONA     CONSOLIDATED    ELIMINATIONS(1)  ADJUSTMENTS(2)  CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------------
REVENUE
Dividends from subsidiary banks
  and bank holding companies        $1,236    $    --      $   --        $   --         $    --           ($1,236)       $    --
Interest from subsidiaries             730         --          --            --            (730)               --             --
Interest on loans, including
  fees                                  --        754       3,092         3,082           5,876            (3,092)         9,712
Other interest revenue                  10         66          85            82           1,773               (85)         1,931
Fees, commissions and
  other revenues                        31        108         546           558           4,002              (546)         4,699
                                 ---------------------------------------------------------------------------------------------------
                                     2,007        928       3,723         3,722          10,921            (4,959)        16,342
                                 ---------------------------------------------------------------------------------------------------
EXPENSE
Interest on other borrowed
  funds - third party                  692         --         108            71             (62)             (108)           701
Interest on other borrowed
  funds - intercompany                  --        137         296           164            (301)             (296)            --
Interest and fees paid
  to subsidiaries                       37         --          --            --             (37)               --             --
Interest on long-term debt -
  third party                           --         85         554           563             691              (554)         1,339
Interest on long-term debt -
  intercompany                          --         82          --           255            (337)               --             --
Interest on deposits                    --          5          --             4           3,070                --          3,079
Benefits, claims, and credit
  losses                                --        172         896           908             662              (896)         1,742
Other expense                           --        218       1,021         1,117           4,404            (1,021)         5,739
                                 ---------------------------------------------------------------------------------------------------
                                       729        699       2,875         3,082           8,090            (2,875)        12,600
                                 ---------------------------------------------------------------------------------------------------
INCOME BEFORE TAXES, MINORITY
  INTEREST, CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE, AND EQUITY
  IN UNDISTRIBUTED INCOME
  OF SUBSIDIARIES                    1,278        229         848           640           2,831            (2,084)         3,742
Income tax (benefit)                    (7)        82         306           236           1,050              (306)         1,361
Minority interest,
  net of income taxes                   --         --          --            --              14                --             14
Cumulative effect of
  accounting change                     --         --         (22)         (111)             --                22           (111)
Equity in undistributed income
  of subsidiaries                      971         --          --            --              --              (971)            --
                                 ---------------------------------------------------------------------------------------------------
NET INCOME                          $2,256     $  147      $  520        $  293         $ 1,767           ($2,727)       $ 2,256
---------------------------------===================================================================================================

(1)   Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp Parent Company elimination of distributed and undistributed income of subsidiaries and the elimination of ACONA, included in the Associates Consolidated column.
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATING INCOME STATEMENTS (UNAUDITED)

                                                                  THREE MONTHS ENDED JUNE 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                  CITICORP                                           OTHER CITICORP
                                   PARENT                             ASSOCIATES    SUBSIDIARIES AND  CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS             COMPANY      CCC        ACONA     CONSOLIDATED    ELIMINATIONS(1)  ADJUSTMENTS(2)  CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------------
REVENUE
Dividends from subsidiary banks
  and bank holding companies        $   --     $   --      $   --        $   --         $    --            $   --        $    --
Dividends from other
  subsidiaries                          48         --          --            --              --               (48)            --
Interest from subsidiaries             322         --          --            --            (322)               --             --
Interest on loans, including
  fees                                  --        634       2,549         2,565           5,871            (2,549)         9,070
Other interest revenue                  --         39          84            85           1,550               (84)         1,674
Fees, commissions and
  other revenues                       115        107         798           715           3,828              (798)         4,765
                                 ---------------------------------------------------------------------------------------------------
                                       485        780       3,431         3,365          10,927            (3,479)        15,509
                                 ---------------------------------------------------------------------------------------------------
EXPENSE
Interest on other borrowed
  funds - third party                  418         --         353           404             222              (353)         1,044
Interest on other borrowed
  funds - intercompany                  --        162          --            --            (162)               --             --
Interest and fees paid
  to subsidiaries                       42         --          --            --             (42)               --             --
Interest on long-term debt -
  third party                           --         93         621           637             363              (621)         1,093
Interest on long-term debt -
  intercompany                          --         46          --            --             (46)               --             --
Interest on deposits                    --          1          --             7           3,197                --          3,205
Benefits, claims, and credit
  losses                                --        130         745           735             616              (745)         1,481
Other expense                           25        194       1,016         1,048           4,214            (1,016)         5,481
                                 ---------------------------------------------------------------------------------------------------
                                       485        626       2,735         2,831           8,362            (2,735)        12,304
                                 ---------------------------------------------------------------------------------------------------
INCOME BEFORE TAXES,
  MINORITY INTEREST,
  AND EQUITY IN UNDISTRIBUTED
  INCOME OF SUBSIDIARIES                --        154         696           534           2,565              (744)         3,205
Income tax (benefit) - current          (6)        56         254           199             946              (254)         1,195
Minority interest,
  net of income taxes                   --         --          --            --               9                --              9
Equity in undistributed income
  of subsidiaries                    1,995         --          --            --              --            (1,995)            --
                                 ---------------------------------------------------------------------------------------------------
NET INCOME                          $2,001     $   98      $  442        $  335         $ 1,610           ($2,485)       $ 2,001
---------------------------------===================================================================================================

(1)  Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp Parent Company elimination of distributed and undistributed income of subsidiaries and the elimination of ACONA, included in the Associates Consolidated column.
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATING INCOME STATEMENTS (UNAUDITED)


                                                                   SIX MONTHS ENDED JUNE 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                  CITICORP                                           OTHER CITICORP
                                   PARENT                             ASSOCIATES    SUBSIDIARIES AND  CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS             COMPANY      CCC        ACONA     CONSOLIDATED    ELIMINATIONS(1)  ADJUSTMENTS(2)  CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------------
REVENUE
Dividends from subsidiary banks
  and bank holding companies        $2,937     $   --      $   --        $   --         $    --           ($2,937)       $    --
Interest from subsidiaries           1,387         --          --            --          (1,387)               --             --
Interest on loans, including
  fees                                  --      1,488       6,105         6,083          12,108            (6,105)        19,679
Other interest revenue                  10        138         183           184           3,662              (183)         3,994
Fees, commissions and
  other revenues                        62        213       1,130         1,176           8,070            (1,130)         9,521
                                 ---------------------------------------------------------------------------------------------------
                                     4,396      1,839       7,418         7,443          22,453           (10,355)        33,194
                                 ---------------------------------------------------------------------------------------------------
EXPENSE
Interest on other borrowed
  funds - third party                1,309         --         331           280              87              (331)         1,676
Interest on other borrowed
  funds - intercompany                  --        322         526           227            (549)             (526)            --
Interest and fees paid
  to subsidiaries                       74         --          --            --             (74)               --             --
Interest on long-term debt -
  third party                           --        172       1,186         1,203           1,312            (1,186)         2,687
Interest on long-term debt -
  intercompany                          --        157          --           481            (638)               --             --
Interest on deposits                    --          8          --             9           6,552                --          6,569
Benefits, claims, and credit
  losses                                --        337       1,750         1,788           1,331            (1,750)         3,456
Other expense                           46        438       2,342         2,270           8,907            (2,342)        11,661
                                 ---------------------------------------------------------------------------------------------------
                                     1,429      1,434       6,135         6,258          16,928            (6,135)        26,049
                                 ---------------------------------------------------------------------------------------------------
INCOME BEFORE TAXES, MINORITY
  INTEREST, CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES, AND
  EQUITY IN UNDISTRIBUTED
  INCOME OF SUBSIDIARIES             2,967        405       1,283         1,185           5,525            (4,220)         7,145
Income taxes                             7        147         472           437           2,035              (472)         2,626
Minority interest,
  net of income taxes                   --         --          --            --              22                --             22
Cumulative effect of
  accounting changes                    --         --         (36)         (126)            (18)               36           (144)
Equity in undistributed income
  of subsidiaries                    1,393         --          --            --              --            (1,393)            --
                                 ---------------------------------------------------------------------------------------------------
NET INCOME                          $4,353     $  258      $  775        $  622         $ 3,450           ($5,105)       $ 4,353
---------------------------------===================================================================================================

(1)   Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp Parent Company elimination of distributed and undistributed income of subsidiaries and the elimination of ACONA, included in the Associates Consolidated column.
--------------------------------------------------------------------------------

 CONDENSED CONSOLIDATING INCOME STATEMENTS (UNAUDITED)

                                                                   SIX MONTHS ENDED JUNE 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                  CITICORP                                           OTHER CITICORP
                                   PARENT                             ASSOCIATES    SUBSIDIARIES AND  CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS             COMPANY      CCC        ACONA     CONSOLIDATED    ELIMINATIONS(1)  ADJUSTMENTS(2)  CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------------
REVENUE
Dividends from subsidiary banks
  and bank holding companies        $  700     $   --      $   --        $   --         $    --           ($  700)       $    --
Dividends from other
  subsidiaries                         120         --          --            --              --              (120)            --
Interest from subsidiaries             595         --          --            --            (595)               --             --
Interest on loans, including
  fees                                  --      1,246       4,961         4,992          11,227            (4,961)        17,465
Other interest revenue                  --         66         199           201           3,009              (199)         3,276
Fees, commissions and
  other revenues                       224        205       1,463         1,281           8,626            (1,463)        10,336
                                 ---------------------------------------------------------------------------------------------------
                                     1,639      1,517       6,623         6,474          22,267            (7,443)        31,077
                                 ---------------------------------------------------------------------------------------------------
EXPENSE
Interest on other borrowed
  funds - third party                  744         --         643           739             379              (643)         1,862
Interest on other borrowed
  funds - intercompany                  --        309          --            --            (309)               --             --
Interest and fees paid
  to subsidiaries                       74         --          --            --             (74)               --             --
Interest on long-term debt -
  third party                           --        193       1,219         1,256             738            (1,219)         2,187
Interest on long-term debt -
  intercompany                          --         78          --            --             (78)               --             --
Interest on deposits                    --          2          --            14           5,999                --          6,015
Benefits, claims, and credit
  losses                                --        238       1,381         1,418           1,294            (1,381)         2,950
Other expense                           50        388       1,989         2,089           8,547            (1,989)        11,074
                                 ---------------------------------------------------------------------------------------------------
                                       868      1,208       5,232         5,516          16,496            (5,232)        24,088
                                 ---------------------------------------------------------------------------------------------------
INCOME BEFORE TAXES,
  MINORITY INTEREST,
  AND EQUITY IN UNDISTRIBUTED
  INCOME OF SUBSIDIARIES               771        309       1,391           958           5,771            (2,211)         6,989
Income tax (benefit)                    (5)       113         510           356           2,099              (510)         2,563
Minority interest,
  net of income taxes                   --         --          --            --              14                --             14
Equity in undistributed income
  of subsidiaries                    3,636         --          --            --              --            (3,636)            --
                                 ---------------------------------------------------------------------------------------------------
NET INCOME                          $4,412     $  196      $  881        $  602         $ 3,658           ($5,337)       $ 4,412
---------------------------------===================================================================================================

(1)   Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp Parent Company elimination of distributed and undistributed income of subsidiaries and the elimination of ACONA, included in the Associates Consolidated column.
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

                                                                            JUNE 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                  CITICORP                                           OTHER CITICORP
                                   PARENT                             ASSOCIATES    SUBSIDIARIES AND  CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS             COMPANY      CCC        ACONA     CONSOLIDATED    ELIMINATIONS(1)  ADJUSTMENTS(2)  CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks -
  third party                     $      3    $   197   ($    209)        $   303         $ 10,555         $    209       $ 11,058
Cash and due from banks -
  intercompany                           8         56          --              --              (64)              --             --
Deposits at interest with
  banks - third party                    4         --          97              97           15,089              (97)        15,190
Deposits at interest with
  banks - intercompany               4,173         --          10              --           (4,173)             (10)            --
Securities                             347      1,832       4,155           4,912           50,301           (4,155)        57,392
Loans, net of unearned income        1,669     24,511      76,491          78,114          264,184          (76,491)       368,478
   Allowance for credit losses          --       (463)     (2,214)         (2,370)          (6,084)           2,214         (8,917)
                                 ---------------------------------------------------------------------------------------------------
Loans, net                           1,669     24,048      74,277          75,744          258,100          (74,277)       359,561
Advances to subsidiaries            49,947         --       5,378              --          (49,947)          (5,378)            --
Investments in subsidiaries         44,361         --          --              --               --          (44,361)            --
Other assets - third party             198      2,084      11,858          13,867          101,253          (11,858)       117,402
Other assets - intercompany            264         --      12,245              --             (264)         (12,245)            --
                                 ---------------------------------------------------------------------------------------------------
Total                             $100,974    $28,217    $107,811         $94,923         $380,850        ($152,172)      $560,603
                                 ===================================================================================================

LIABILITIES AND
  STOCKHOLDER'S EQUITY
Deposits                          $     --    $   540    $      8         $   234         $314,793        ($      8)      $315,567
Purchased funds and other
 borrowings - third party           19,697         31      14,358          14,360           19,490          (14,358)        53,578
Purchased funds and other
 borrowings - intercompany              --      9,193      21,395          14,187          (23,380)         (21,395)            --
Long-term debt - third party        30,700      4,750      37,494          37,850           13,283          (37,494)        86,583
Long-term debt - intercompany           --      8,235          --          17,007          (25,242)              --             --
Advances from subsidiaries           1,231         --          --              --           (1,231)              --             --
Other liabilities - third party        776      2,010       5,232           4,805           48,714           (5,232)        56,305
Other liabilities - intercompany        --      1,670      17,139               5           (1,675)         (17,139)            --
Stockholder's equity                48,570      1,788      12,185           6,475           36,098          (56,546)        48,570
                                 ===================================================================================================
Total                             $100,974    $28,217    $107,811         $94,923         $380,850        ($152,172)      $560,603
---------------------------------===================================================================================================

(1)   Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp Parent Company elimination of investments in subsidiaries and the elimination of ACONA, included in the Associates Consolidated column.
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

                                                                          DECEMBER 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                  CITICORP                                           OTHER CITICORP
                                   PARENT                             ASSOCIATES    SUBSIDIARIES AND  CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS             COMPANY      CCC        ACONA     CONSOLIDATED    ELIMINATIONS(1)  ADJUSTMENTS(2)  CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks -
  third party                      $     3    $   198     $ 1,403         $ 1,641         $  9,816        ($  1,403)      $ 11,658
Cash and due from banks -
  intercompany                          25         34          --              --              (59)              --             --
Deposits at interest with
  banks - third party                   76          3         254             254           15,827             (254)        16,160
Deposits at interest with
  banks - intercompany               1,214         --          --              --           (1,214)              --             --
Securities                             768      1,685       4,828           5,490           49,719           (4,828)        57,662
Loans, net of unearned income        1,868     21,089      75,584          77,408          266,223          (75,584)       366,588
   Allowance for credit losses          --       (448)     (2,322)         (2,367)          (6,146)           2,322         (8,961)
                                 ---------------------------------------------------------------------------------------------------
Loans, net                           1,868     20,641      73,262          75,041          260,077          (73,262)       357,627
Advances to subsidiaries            29,205         --       7,317              --          (29,205)          (7,317)            --
Investments in subsidiaries         42,855         --          --              --               --          (42,855)            --
Other assets                           630      3,386      12,272          14,312           90,172          (12,272)       108,500
                                 ---------------------------------------------------------------------------------------------------
Total                              $76,644    $25,947     $99,336         $96,738         $395,133        ($142,191)      $551,607
                                 ===================================================================================================

LIABILITIES AND
  STOCKHOLDER'S EQUITY
Deposits                           $    --    $   247     $     1         $   331         $302,137        ($      1)      $302,715
Purchased funds and other
 borrowings - third party            9,022         54      31,587          31,624           20,134          (31,587)        60,834
Purchased funds and other
 borrowings - intercompany              --     13,416          --              --          (13,416)              --             --
Long-term debt - third party        18,805      4,950      42,832          43,492           13,088          (42,832)        80,335
Long-term debt - intercompany           --      3,985          --           8,250          (12,235)              --             --
Advances from subsidiaries             375         --          --              --             (375)              --             --
Other liabilities - third party        577      1,609       6,781           7,095           50,577           (6,781)        59,858
Other liabilities - intercompany        --        150       6,515              --             (150)          (6,515)            --
Stockholder's equity                47,865      1,536      11,620           5,946           35,373          (54,475)        47,865
                                 ===================================================================================================
Total                              $76,644    $25,947     $99,336         $96,738         $395,133        ($142,191)      $551,607
---------------------------------===================================================================================================

(1)   Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp Parent Company elimination of investments in subsidiaries and the elimination of ACONA, included in the Associates Consolidated column.
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   SIX MONTHS ENDED JUNE 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                  CITICORP                                           OTHER CITICORP
                                   PARENT                             ASSOCIATES    SUBSIDIARIES AND   CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS             COMPANY      CCC        ACONA     CONSOLIDATED    ELIMINATIONS(1)   ADJUSTMENTS(2)  CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES             $ 2,599    $ 1,764     $ 2,077       $   669        ($ 2,247)         ($ 2,077)       $ 2,785
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM
  INVESTING ACTIVITIES
Securities - available for sale
  and short-term and other
   Purchases                        (3,957)      (623)     (1,245)       (1,285)        (39,701)            1,245        (45,566)
   Proceeds from sales               4,378        484       1,285         1,290          26,164            (1,285)        32,316
   Maturities                           --         --         231           231          11,315              (231)        11,546
Changes in investments
  and advances - intercompany      (23,111)        --          --            --          23,111                --             --
Net increase in loans                   --     (2,198)     (3,665)       (3,511)        (11,703)            3,665        (17,412)
Proceeds from sales of loans            --         --          --            --          12,550                --         12,550
Other investing activities            (191)        (8)       (180)          238          (6,293)              180         (6,254)
                                 ---------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES             (22,881)    (2,345)     (3,574)       (3,037)         15,443             3,574        (12,820)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING
  ACTIVITIES
Net increase in deposits                --        293           7           (97)         12,656                (7)        12,852
Net change in purchased funds
  and other borrowings -
  third party                       10,675        (23)    (16,673)      (16,708)           (760)           16,673         (6,816)
Net change in purchased funds,
  other borrowings and
  advances - intercompany            1,355     (3,718)     21,395        14,187         (11,824)          (21,395)            --
Proceeds from issuance of
  long-term debt - third party      13,500         --          --            --           2,267                --         15,767
Repayment of long-term debt -
  third party                       (1,626)      (200)     (4,811)       (5,071)         (1,512)            4,811         (8,409)
Proceeds from issuance of
  long-term debt - intercompany         --      4,875          --         8,752         (13,627)               --             --
Repayment of long-term debt -
  intercompany                          --       (625)         --            --             625                --             --
Dividends paid                      (3,639)        --          --            --              --                --         (3,639)
                                 ---------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES              20,265        602         (82)        1,063         (12,175)               82          9,755
------------------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH AND DUE FROM BANKS            --         --         (33)          (33)           (287)               33           (320)
                                 ---------------------------------------------------------------------------------------------------
Net (decrease) increase in cash
  and due from banks                   (17)        21      (1,612)       (1,338)            734             1,612           (600)
Cash and due from banks at
  beginning of period                   28        232       1,403         1,641           9,757            (1,403)        11,658
                                 ---------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT
  END OF PERIOD                    $    11    $   253    ($   209)      $   303         $10,491           $   209        $11,058
------------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
Cash paid during the period for:
Interest                           $   608    $   732     $ 2,029       $ 2,200         $ 6,694          ($ 2,029)       $10,234
Income taxes                           998        117         690           690             301              (690)         2,106
NON-CASH INVESTING ACTIVITIES:
Transfers to repossessed assets         --         82         145           145              44              (145)           271
---------------------------------===================================================================================================

(1)   Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp Parent Company elimination of distributed and undistributed income of subsidiaries and the elimination of ACONA, included in the Associates Consolidated column.
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   SIX MONTHS ENDED JUNE 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                  CITICORP                                           OTHER CITICORP
                                   PARENT                             ASSOCIATES    SUBSIDIARIES AND  CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS             COMPANY      CCC        ACONA     CONSOLIDATED   ELIMINATIONS (1)  ADJUSTMENTS (2) CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES             $   124      $ 642       $  15       $   940        ($ 9,026)          ($   15)       ($7,320)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM
  INVESTING ACTIVITIES
Securities - available for sale
  and short-term and other
   Purchases                          (184)      (454)       (671)         (671)        (26,156)              671        (27,465)
   Proceeds from sales               1,134        395         860           860          10,646              (860)        13,035
   Maturities                           --         --         211           211          15,854              (211)        16,065
Changes in investments
  and advances - intercompany       (3,887)        --          --            --           3,887                --             --
Net (increase) decrease in loans    (1,692)    (2,005)     (7,208)       (7,528)        (35,556)            7,208        (46,781)
Proceeds from sales of loans            --         --       2,328         2,328          15,383            (2,328)        17,711
Business acquisitions                   --         --          --          (195)         (1,959)               --         (2,154)
Other investing activities              --        (26)     (3,088)          (50)           (217)            3,088           (293)
                                 ---------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES              (4,629)    (2,090)     (7,568)       (5,045)        (18,118)            7,568        (29,882)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING
 ACTIVITIES
Net (decrease) increase in
  deposits                              --       (305)         17          (101)         25,540               (17)        25,134
Net change in purchased funds
  and other borrowings -
  third party                        4,421         (7)      4,167         3,698           2,351            (4,167)        10,463
Net change in purchased funds,
  other borrowings and
  advances - intercompany            1,022      1,096          --            --          (2,118)               --             --
Proceeds from issuance of
  long-term debt - third party       1,200         --        7,798        8,457             418            (7,798)        10,072
Repayment of long-term debt -
  third party                       (2,100)      (550)     (6,999)       (7,492)            285             6,999         (9,857)
Proceeds from issuance of
  long-term debt - intercompany         --      1,200          --            --          (1,200)               --            --
Dividends paid                      (1,000)        --         (47)          (92)             --                47         (1,092)
Contributions from parent
  company                            1,100         --       2,502            --              --            (2,502)         1,100
                                 ---------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                4,643      1,434       7,438         4,470          25,273            (7,438)        35,820
------------------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES
   ON CASH AND DUE FROM BANKS           --         --          (4)           (4)           (280)                4           (284)
                                 ---------------------------------------------------------------------------------------------------
Net increase (decrease) in cash
  and due from banks                   138        (14)       (119)         (361)         (2,151)              119         (1,666)
Cash and due from banks at
  beginning of period                  107        318         604           492          10,960              (604)        11,877
                                 ---------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT
  END OF PERIOD                    $   245      $ 304       $ 485       $   853        $  8,809            ($ 485)       $10,211
------------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
Cash paid during the period for:
Interest                           $   542      $ 637      $1,788      $  1,981       $  5,954            ($1,788)       $ 9,114
Income taxes                         1,086        108         329           329            588               (329)         2,111
NON-CASH INVESTING ACTIVITIES:
Transfers to repossessed assets         --         65         114           114             90               (114)           269
---------------------------------===================================================================================================

(1)   Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp Parent Company elimination of distributed and undistributed income of subsidiaries and the elimination of ACONA, included in the Associates Consolidated column.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
FINANCIAL DATA SUPPLEMENT
--------------------------------------------------------------------------------

                                                                                                           CITICORP AND SUBSIDIARIES
AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS--QUARTERLY(1)(2)(3)

                                                        AVERAGE VOLUME            INTEREST REVENUE/EXPENSE        % AVERAGE RATE
                                              --------------------------------------------------------------------------------------
                                                 2ND         1ST        2ND        2ND      1ST       2ND      2ND     1ST     2ND
                                                 QTR.        QTR.       QTR.       QTR.     QTR.      QTR.     QTR.    QTR.    QTR.
IN MILLIONS OF DOLLARS                           2001        2001       2000       2001     2001      2000     2001    2001    2000
------------------------------------------------------------------------------------------------------------------------------------
LOANS(NET OF UNEARNED INCOME)(4)
Consumer loans
     In U.S. offices                          $147,189    $ 146,633  $128,618    $ 4,251  $ 4,319   $ 3,791   11.58    11.95   11.85
     In offices outside the U.S.(5)             76,643      77,790     73,858      2,472    2,490     2,379   12.94    12.98   12.95
                                              ---------------------------------------------------------------
              Total consumer loans             223,832     224,423    202,476      6,723    6,809     6,170   12.05    12.30   12.26
                                              ---------------------------------------------------------------
Commercial loans
     In U.S. offices
         Commercial and industrial              38,598      38,237     34,052        771      772       708    8.01     8.19    8.36
         Lease financing                        13,452      13,667     11,171        300      318       235    8.95     9.44    8.46
         Mortgage and real estate                  776         981        916          6       18        21    3.10     7.44    9.22
     In offices outside the U.S.(5)             87,799      85,147     78,649      1,913    2,050     1,937    8.74     9.76    9.91
                                              ---------------------------------------------------------------
              Total commercial loans           140,625     138,032    124,788      2,990    3,158     2,901    8.53     9.28    9.35
                                              ---------------------------------------------------------------
              Total loans                      364,457     362,455    327,264      9,713    9,967     9,071   10.69    11.15   11.15
                                              ---------------------------------------------------------------
FEDERAL FUNDS SOLD AND RESALE AGREEMENTS
In U.S. offices                                  5,828       6,666      2,706         66       93        41    4.54     5.66    6.09
In offices outside the U.S.(5)                   3,291       2,234      2,792         34       38        58    4.14     6.90    8.36
                                              ---------------------------------------------------------------
    Total                                        9,119       8,900      5,498        100      131        99    4.40     5.97    7.24
                                              ---------------------------------------------------------------
SECURITIES, AT FAIR VALUE
In U.S. offices
     Taxable                                    20,175      21,603     21,776        209      232       231    4.16     4.36    4.27
     Exempt from U.S. income tax                 5,995       5,874      4,927         91      103        69    6.09     7.11    5.63
In offices outside the U.S.(5)                  30,835      31,268     29,558        606      651       564    7.88     8.44    7.67
                                              ---------------------------------------------------------------
    Total                                       57,005      58,745     56,261        906      986       864    6.37     6.81    6.18
                                              ---------------------------------------------------------------
TRADING ACCOUNT ASSETS(6)
In U.S. offices                                  3,505       4,619      4,262         55       61        56    6.29     5.36    5.28
In offices outside the U.S.(5)                  10,605      11,419     10,056        161      175       200    6.09     6.22    8.00
                                              ---------------------------------------------------------------
    Total                                       14,110      16,038     14,318        216      236       256    6.14     5.97    7.19
                                              ---------------------------------------------------------------
LOANS HELD FOR SALE, IN U.S. OFFICES            16,513      13,386      8,165        439      392       189   10.66    11.88    9.31
DEPOSITS AT INTEREST WITH BANKS(5)              16,420      17,568     12,443        290      353       276    7.08     8.15    8.92
                                              ---------------------------------------------------------------
Total interest-earning assets                  477,624     477,092    423,949    $11,664  $12,065   $10,755    9.80    10.26   10.20
                                                                                 ===================================================
Non-interest-earning assets(6)                  75,429      75,328     70,809
                                              -----------------------------------
TOTAL ASSETS                                  $553,053    $552,420   $494,758
----------------------------------------------===================================---------------------------------------------------
DEPOSITS
In U.S. offices
     Savings deposits(7)                     $  65,008   $  48,481  $  36,530    $   505  $   409   $   286    3.12     3.42    3.15
     Other time deposits                        20,191      20,590     16,296        223      301       233    4.43     5.93    5.75
In offices outside the U.S.(5)                 195,457     202,179    188,323      2,351    2,780     2,686    4.82     5.58    5.74
                                              ---------------------------------------------------------------
    Total                                      280,656     271,250    241,149      3,079    3,490     3,205    4.40     5.22    5.35
                                              ---------------------------------------------------------------
TRADING ACCOUNT LIABILITIES(6)
In U.S. offices                                  1,828       2,931      1,389          7       10         7    1.54     1.38    2.03
In offices outside the U.S.(5)                     856       1,444      1,512          3        4         7    1.41     1.12    1.86
                                              ---------------------------------------------------------------
    Total                                        2,684       4,375      2,901         10       14        14    1.49     1.30    1.94
                                              ---------------------------------------------------------------
PURCHASED FUNDS AND OTHER BORROWINGS
In U.S. offices                                 39,454      44,706     50,363        355      546       689    3.61     4.95    5.50
In offices outside the U.S.(5)                  13,545      14,043     11,327        336      415       341    9.95    11.99   12.11
                                              ---------------------------------------------------------------
    Total                                       52,999      58,749     61,690        691      961     1,030    5.23     6.63    6.72
                                              ---------------------------------------------------------------
LONG-TERM DEBT
In U.S. offices                                 77,284      73,531     58,322      1,204    1,181       935    6.25     6.51    6.45
In offices outside the U.S.(5)                   8,886       9,849      9,784        135      167       158    6.09     6.88    6.50
                                              ---------------------------------------------------------------
    Total                                       86,170      83,380     68,106      1,339    1,348     1,093    6.23     6.56    6.45
                                              ---------------------------------------------------------------
Total interest-bearing liabilities             422,509     417,754    373,846     $5,119   $5,813    $5,342    4.86     5.64    5.75
                                                                                 ===================================================
Demand deposits in U.S. offices                  6,799       9,040     10,559
Other non-interest-bearing liabilities(6)       75,280      76,924     72,461
Total stockholder's equity                      48,465      48,702     37,892
                                              -----------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY    $553,053    $552,420   $494,758
----------------------------------------------===================================---------------------------------------------------

NET INTEREST REVENUE AS A PERCENTAGE OF AVERAGE INTEREST-EARNING ASSETS
In U.S. offices(8)                            $252,168    $251,761   $216,631     $3,712   $3,422    $2,797    5.90     5.51    5.19
In offices outside the U.S.(8)                 225,456     225,331    207,318      2,833    2,830     2,616    5.04     5.09    5.08
                                              ---------------------------------------------------------------
TOTAL                                         $477,624    $477,092   $423,949     $6,545   $6,252    $5,413    5.50     5.31    5.14
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

AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS - SIX MONTHS(1)(2)

                                                                                                           CITICORP AND SUBSIDIARIES

                                                       AVERAGE VOLUME         INTEREST REVENUE/EXPENSE         % AVERAGE RATE
                                                 -----------------------------------------------------------------------------------
                                                  SIX MONTHS    SIX Months    SIX MONTHS    SIX Months    SIX MONTHS    SIX Months
IN MILLIONS OF DOLLARS                               2001          2000          2001          2000          2001          2000
------------------------------------------------------------------------------------------------------------------------------------
LOANS(NET OF UNEARNED INCOME)(3)
Consumer loans
     In U.S. offices                              $146,911      $124,808       $ 8,570       $ 7,282          11.76         11.73
     In offices outside the U.S.(4)                 77,217        73,440         4,962         4,703          12.96         12.88
                                                 --------------------------------------------------------
              Total consumer loans                 224,128       198,248        13,532        11,985          12.18         12.16
                                                 --------------------------------------------------------
Commercial loans
     In U.S. offices
         Commercial and industrial                  38,417        32,111         1,543         1,333           8.10          8.35
         Mortgage and real estate                   13,559        10,241           618           423           9.19          8.31
         Lease financing                               879           919            24            39           5.51          8.53
     In offices outside the U.S.(4)                 86,473        76,842         3,963         3,687           9.24          9.65
                                                 --------------------------------------------------------
              Total commercial loans               139,328       120,113         6,148         5,482           8.90          9.18
                                                 --------------------------------------------------------
              Total loans                          363,456       318,361        19,680        17,467          10.92         11.03
                                                 --------------------------------------------------------
FEDERAL FUNDS SOLD AND RESALE AGREEMENTS
In U.S. offices                                      6,247         2,453           159            69           5.13          5.66
In offices outside the U.S.(4)                       2,763         2,664            72           102           5.25          7.70
                                                 --------------------------------------------------------
    Total                                            9,010         5,117           231           171           5.17          6.72
                                                 --------------------------------------------------------
SECURITIES, AT FAIR VALUE
In U.S. offices
     Taxable                                        20,889        20,613           441           499           4.26          4.87
     Exempt from U.S. income tax                     5,934         4,836           194           141           6.59          5.86
In offices outside the U.S.(4)                      31,052        30,129         1,257         1,174           8.16          7.84
                                                 --------------------------------------------------------
    Total                                           57,875        55,578         1,892         1,814           6.59          6.56
                                                 --------------------------------------------------------
TRADING ACCOUNT ASSETS(5)
In U.S. offices                                      4,062         3,651           116           107           5.76          5.89
In offices outside the U.S.(4)                      11,012         9,618           336           363           6.15          7.59
                                                 --------------------------------------------------------
    Total                                           15,074        13,269           452           470           6.05          7.12
                                                 --------------------------------------------------------
LOANS HELD FOR SALE, IN U.S. OFFICES                14,949         6,991           831           327          11.21          9.41
DEPOSITS AT INTEREST WITH BANKS(4)                  16,994        12,044           643           532           7.63          8.88
                                                 --------------------------------------------------------
Total interest-earning assets                      477,358       411,360       $23,729       $20,781          10.02         10.16
                                                                             =======================================================
Non-interest-earning assets(5)                      75,379        69,007
                                                 ----------------------------
TOTAL ASSETS                                      $552,737      $480,367
-------------------------------------------------============================-------------------------------------------------------
DEPOSITS
In U.S. offices
     Savings deposits(6)                          $ 56,744      $ 35,752       $   914        $  555           3.25          3.12
     Other time deposits                            20,391        15,032           524           390           5.18          5.22
In offices outside the U.S.(4)                     198,818       184,938         5,131         5,070           5.20          5.51
                                                 --------------------------------------------------------
    Total                                          275,953       235,722         6,569         6,015           4.80          5.13
                                                 --------------------------------------------------------
TRADING ACCOUNT LIABILITIES(5)
In U.S. offices                                      2,380         1,694            17            19           1.44          2.26
In offices outside the U.S.(4)                       1,150         1,460             7            14           1.23          1.93
                                                 --------------------------------------------------------
    Total                                            3,530         3,154            24            33           1.37          2.10
                                                 --------------------------------------------------------
PURCHASED FUNDS AND OTHER BORROWINGS
In U.S. offices                                     42,080        45,101           901         1,163           4.32          5.19
In offices outside the U.S.(4)                      13,794        11,281           751           666          10.98         11.87
                                                 --------------------------------------------------------
    Total                                           55,874        56,382         1,652         1,829           5.96          6.52
                                                 --------------------------------------------------------
LONG-TERM DEBT
In U.S. offices                                     75,407        57,638         2,385         1,852           6.38          6.46
In offices outside the U.S.(4)                       9,368         9,827           302           335           6.50          6.86
                                                 --------------------------------------------------------
    Total                                           84,775        67,465         2,687         2,187           6.39          6.52
                                                 --------------------------------------------------------
Total interest-bearing liabilities                 420,132       362,723       $10,932       $10,064           5.25          5.58
                                                                             =======================================================
Demand deposits in U.S. offices                      7,919        10,199
Other non-interest-bearing liabilities(5)           76,102        70,151
Total stockholder's equity                          48,584        37,294
                                                 ----------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY        $552,737      $480,367
-------------------------------------------------============================-------------------------------------------------------

NET INTEREST REVENUE AS A PERCENTAGE OF AVERAGE INTEREST-EARNING ASSETS
In U.S. offices(7)                                $251,964      $206,597       $ 7,134       $ 5,525           5.71          5.38
In offices outside the U.S.(7)                     225,394       204,763         5,663         5,192           5.07          5.10
                                                 --------------------------------------------------------
TOTAL                                             $477,358      $411,360       $12,797       $10,717           5.41          5.24
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
--------------------------------------------------------------------------------

CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS

                                                                   JUNE 30,          Mar. 31,         Dec. 31,          June 30,
IN MILLIONS OF DOLLARS                                               2001              2001             2000              2000
------------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL CASH-BASIS LOANS
Collateral dependent(at lower of cost or collateral value)(1)       $  503            $  473           $  346            $  318
Other                                                                2,102             1,889            1,580             1,428
                                                               ---------------------------------------------------------------------
TOTAL(2)                                                            $2,605            $2,362           $1,926            $1,746
---------------------------------------------------------------=====================================================================
COMMERCIAL CASH-BASIS LOANS
In U.S. offices                                                     $1,084            $  997           $  656            $  439
In offices outside the U.S.                                          1,521             1,365            1,270             1,307
                                                               ---------------------------------------------------------------------
TOTAL(2)                                                            $2,605            $2,362           $1,926            $1,746
---------------------------------------------------------------=====================================================================
COMMERCIAL RENEGOTIATED LOANS
In U.S. offices                                                     $  700            $  740           $  634            $  622
In offices outside the U.S.                                            164               169              151                98
                                                               ---------------------------------------------------------------------
TOTAL(3)                                                            $  864            $  909           $  785            $  720
---------------------------------------------------------------=====================================================================
CONSUMER LOANS ON WHICH ACCRUAL OF INTEREST
  HAD BEEN SUSPENDED(4)
In U.S. offices                                                     $2,480            $2,146           $2,182            $1,870
In offices outside the U.S.                                          1,631             1,658            1,626             1,808
                                                               ---------------------------------------------------------------------
TOTAL                                                               $4,111            $3,804           $3,808            $3,678
---------------------------------------------------------------=====================================================================
ACCRUING LOANS 90 OR MORE DAYS DELINQUENT(4)(5)
In U.S. offices                                                     $1,690            $1,475           $1,090            $  847
In offices outside the U.S.                                            433               393              385               397
                                                               ---------------------------------------------------------------------
TOTAL                                                               $2,123            $1,868           $1,475            $1,244
---------------------------------------------------------------=====================================================================

(1) A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.
(2) Prior period cash-basis loans were restated to change the policy of the Associates Commercial Leasing business for suspending accrual of interest on past due loans to conform with other leasing businesses in the Corporate & Investment Bank. The prior policy of placing loans that are 60 days or more past due into cash-basis, was changed to 90 days or more past due.
(3) Prior period commercial renegotiated loans were restated to remove Associates cash-basis loans already included above.
(4) Prior periods have been restated to conform Associates cash-basis and accruing loans 90 or more days delinquent.
(5) Substantially all consumer loans, of which $973 million, $755 million, $503 million, and $423 million are government-guaranteed student loans and mortgages at June 30, 2001, March 31, 2001, December 31, 2000, and June 30, 2000, respectively.
--------------------------------------------------------------------------------

OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

                                                                   JUNE 30,          Mar. 31,         Dec. 31,          June 30,
IN MILLIONS OF DOLLARS                                               2001              2001             2000              2000
------------------------------------------------------------------------------------------------------------------------------------
OTHER REAL ESTATE OWNED
Consumer(1)                                                           $289              $268             $366              $380
Commercial(1)                                                          194               197              214               203
                                                               ---------------------------------------------------------------------
TOTAL OTHER REAL ESTATE OWNED                                         $483              $465             $580              $583
---------------------------------------------------------------=====================================================================
OTHER REPOSSESSED ASSETS(2)                                           $409              $419             $292              $263
---------------------------------------------------------------=====================================================================

(1) Represents repossessed real estate, carried at lower of cost or fair value, less costs to sell.
(2) Primarily commercial transportation equipment and manufactured housing, carried at lower of cost or fair value, less costs to sell.
--------------------------------------------------------------------------------

DETAILS OF CREDIT LOSS EXPERIENCE

                                                 2ND QTR.          1ST Qtr.          4TH Qtr.         3RD Qtr.          2ND Qtr.
IN MILLIONS OF DOLLARS                             2001              2001              2000             2000              2000
------------------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES
  AT BEGINNING OF PERIOD                          $8,957            $8,961            $8,900           $8,852            $8,713
                                             ---------------------------------------------------------------------------------------

PROVISION FOR CREDIT LOSSES
Consumer                                           1,196             1,197             1,113            1,078             1,062
Commercial                                           289               267               394              143               240
                                             ---------------------------------------------------------------------------------------
                                                   1,485             1,464             1,507            1,221             1,302
                                             ---------------------------------------------------------------------------------------
GROSS CREDIT LOSSES
CONSUMER
In U.S. offices                                      945               915               946              812               844
In offices outside the U.S.                          462               449               566              454               446
COMMERCIAL
In U.S. offices                                      285               231               204              120               149
In offices outside the U.S.                           84                90                83               49               103
                                             ---------------------------------------------------------------------------------------
                                                   1,776             1,685             1,799            1,435             1,542
                                             ---------------------------------------------------------------------------------------
CREDIT RECOVERIES
CONSUMER
In U.S. offices                                       81               101               140              128               143
In offices outside the U.S.                          102                98               105              101               103
COMMERCIAL
In U.S. offices                                       56                35                26                9                 6
In offices outside the U.S.                           26                19                23               26                21
                                             ---------------------------------------------------------------------------------------
                                                     265               253               294              264               273
                                             ---------------------------------------------------------------------------------------
NET CREDIT LOSSES
In U.S. offices                                    1,093             1,010               984              795               844
In offices outside the U.S.                          418               422               521              376               425
                                             ---------------------------------------------------------------------------------------
                                                   1,511             1,432             1,505            1,171             1,269
                                             ---------------------------------------------------------------------------------------
Other-net(1)                                         (14)              (36)               59               (2)              106
                                             ---------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES
  AT END OF PERIOD                                $8,917            $8,957            $8,961           $8,900            $8,852
---------------------------------------------=======================================================================================
Net consumer credit losses                        $1,224            $1,165            $1,267           $1,037            $1,044
As a percentage of average consumer loans           2.19%             2.10%             2.25%            1.89%             2.07%
------------------------------------------------------------------------------------------------------------------------------------
Net commercial credit losses                      $  287            $  267            $  238           $  134            $  225
As a percentage of average commercial loans         0.82%             0.78%             0.69%            0.40%             0.72%
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

            No other reports on Form 8-K were filed during the second quarter of 2001; however, on July 18, 2001, the Company filed a Current Report on Form 8-K, dated July 16, 2001, reporting under Item 5 thereof the summarized results of operations of Citicorp and its subsidiaries for the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 2001.

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

3.02+       Citicorp's By-Laws.

12.01+      Calculation of Ratio of Income to Fixed Charges.

12.02+ Calculation of Ratio of Income to Fixed Charges (including preferred stock dividends).

99.01+      Residual Value Obligation Certificate.

----------

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of Citicorp does not exceed 10% of the total assets of Citicorp and its consolidated subsidiaries. Citicorp will furnish copies of any such instrument to the Securities and Exchange Commission upon request.

----------

+ Filed herewith