Form 10-Q
period 2001-09-30
CITICORP
filed 2001-11-14
CIK 20405

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

|X|            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                                    CITICORP

                                TABLE OF CONTENTS

                      Part I - Financial Information

Item 1. Financial Statements:                                          Page No.
                                                                       --------
        Consolidated Statement of Income (Unaudited) -
         Three and Nine Months Ended September 30, 2001 and 2000              32

        Consolidated Balance Sheets -
          September 30, 2001 (Unaudited) and December 31, 2000                33

        Consolidated Statement of Changes in Stockholder's Equity
          (Unaudited) - Nine Months Ended September 30, 2001 and 2000         34

        Consolidated Statement of Cash Flows (Unaudited) -
          Nine Months Ended September 30, 2001 and 2000                       35

        Consolidated Balance Sheets of Citibank, N.A. and Subsidiaries -
          September 30, 2001 (Unaudited) and December 31, 2000                36

        Notes to Consolidated Financial Statements (Unaudited)                37

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                 1-31


Item 3. Quantitative and Qualitative Disclosures about Market Risk         26-28
                                                                           39-40
                         Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K                                      56

Signatures                                                                    57

Exhibit Index                                                                 58

CITICORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ACQUISITION OF BANAMEX

On August 6, 2001, Citicorp, an indirect wholly-owned subsidiary of Citigroup Inc. (Citigroup), completed its acquisition of 99.86% of the issued and outstanding ordinary shares of Grupo Financiero Banamex-Accival (Banamex), a leading Mexican financial institution, for approximately $12.5 billion in cash and Citigroup stock. Citicorp completed the acquisition by settling transactions that were conducted on the Mexican Stock Exchange on Friday, August 3, 2001. Those transactions comprised both the acquisition of Banamex shares tendered in response to Citicorp's offer to acquire all of Banamex's outstanding shares and the simultaneous sale of 126,705,281 Citigroup shares to the tendering Banamex shareholders. On September 24, 2001, Citicorp became the holder of 100% of the issued and outstanding ordinary shares of Banamex following a share redemption by Banamex. The results of Banamex are included from August 2001 forward within the Global Consumer -- Mexico and Investment Activities segments. Banamex's and Citicorp's banking operations in Mexico are being integrated and will conduct business under the "Banamex" brand name.

BUSINESS FOCUS

The table below shows the core income (loss) for each of Citicorp's businesses:

                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                           SEPTEMBER 30,                      SEPTEMBER 30,
                                                     -------------------------------------------------------------
IN MILLIONS OF DOLLARS                                 2001            2000 (1)          2001             2000 (1)
------------------------------------------------------------------------------------------------------------------
GLOBAL CONSUMER
Citibanking North America                            $   151           $   121         $    440          $    368
Mortgage Banking                                          92                77              257               214
North America Cards                                      573               492            1,495             1,260
CitiFinancial                                            308               213              806               597
                                                     -------------------------------------------------------------
   Total North America                                 1,124               903            2,998             2,439
                                                     -------------------------------------------------------------

Japan                                                    244               204              671               527
Western Europe                                           124                94              340               281

Asia                                                     160               139              452               419
Mexico                                                   124                (3)             139                46
Latin America                                             63                57              188               174
Central & Eastern Europe, Middle East and Africa          24                12               63                42
                                                     -------------------------------------------------------------
   Total Emerging Markets Consumer Banking               371               205              842               681
                                                     -------------------------------------------------------------

   Total International                                   739               503            1,853             1,489
                                                     -------------------------------------------------------------
e-Consumer                                               (14)              (31)             (60)             (127)
Other                                                     24                (3)              22               (64)
                                                     -------------------------------------------------------------
TOTAL GLOBAL CONSUMER                                $ 1,873           $ 1,372         $  4,813          $  3,737
------------------------------------------------------------------------------------------------------------------

                (Business Focus continues on the following page)

The table below shows the core income (loss) for each of Citicorp's businesses:

                                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                SEPTEMBER 30,
                                                               ------------------------------------------------------
IN MILLIONS OF DOLLARS                                          2001            2000 (1)     2001           2000 (1)
---------------------------------------------------------------------------------------------------------------------
GLOBAL CORPORATE
Corporate and Investment Bank                                  $  356            $  266     $   944         $   850
Emerging Markets Corporate Banking
  and Global Transaction Services                                 428               372       1,293             996
                                                               ------------------------------------------------------

TOTAL GLOBAL CORPORATE                                            784               638       2,237           1,846
                                                               ------------------------------------------------------

GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING
Citibank Asset Management                                          (1)               (7)         (6)             (3)
The Citigroup Private Bank                                         93                79         283             238
                                                               ------------------------------------------------------
TOTAL GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING             92                72         277             235
                                                               ------------------------------------------------------

INVESTMENT ACTIVITIES                                            (238)              249         (91)          1,268

CORPORATE/OTHER                                                   (53)             (121)       (137)           (378)
                                                               ------------------------------------------------------

CORE INCOME                                                     2,458             2,210       7,099           6,708
Restructuring-Related Items, after-tax (2)                        (84)              (45)       (228)           (131)
Cumulative Effect of Accounting Changes (3)                        --                --        (144)             --
                                                               ------------------------------------------------------
NET INCOME                                                     $2,374            $2,165      $6,727         $ 6,577
---------------------------------------------------------------======================================================

(1)   Reclassified to conform to the current period's presentation.
(2) Restructuring-related items in the 2001 first quarter related principally to severance and costs associated with the reduction of staff in the Global Corporate businesses, in the 2001 second quarter related principally to severance and costs associated with the reduction of staff primarily in the Global Corporate and Global Consumer businesses, and in the 2001 third quarter related to the acquisition of Banamex and the integration of its operations within the Global Consumer business. See
      Note 8 of Notes to Consolidated Financial Statements. The 2000 nine-month period includes a $71 million (after-tax) charge associated with the discontinuation of the loan origination operations of the Associates Housing Finance unit.
(3) Accounting changes refer to the 2001 first quarter adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS 133), and the 2001 second quarter adoption of EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" (EITF 99-20). See Notes 3 and 7 of Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

MANAGED BASIS REPORTING

The discussion that follows includes amounts reported in the financial statements (owned basis) adjusted to include certain effects of securitization activities, receivables held for securitization, and receivables sold with servicing retained (managed basis). On a managed basis, these earnings are reclassified and presented as if the receivables had neither been held for securitization nor sold.

The income analysis below reconciles amounts shown in the Consolidated Statement of Income on page 32 to the basis presented in the business segment discussions.

                                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                               ------------------------------------------------------
IN MILLIONS OF DOLLARS                                           2001              2000         2001           2000
---------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                        $11,850           $10,505      $34,112        $31,518
Effect of securitization activities                                907               573        2,603          1,809
Housing Finance unit charge                                         --                --           --             47
                                                               ------------------------------------------------------
ADJUSTED REVENUES, NET OF INTEREST EXPENSE                      12,757            11,078       36,715         33,374
                                                               ------------------------------------------------------
Total operating expenses                                         6,290             5,644       17,951         16,718
Restructuring-related items                                       (133)              (70)        (363)           (94)
Housing Finance unit charge                                         --                --           --            (25)
                                                               ------------------------------------------------------
ADJUSTED OPERATING EXPENSES                                      6,157             5,574       17,588         16,599
                                                               ------------------------------------------------------
Benefits, claims, and credit losses                              1,882             1,426        5,338          4,376
Effect of securitization activities                                907               573        2,603          1,809
Housing Finance unit charge                                         --                --           --            (40)
                                                               ------------------------------------------------------
ADJUSTED BENEFITS, CLAIMS, AND CREDIT LOSSES                     2,789             1,999        7,941          6,145
                                                               ------------------------------------------------------
CORE INCOME BEFORE INCOME TAXES AND MINORITY INTEREST            3,811             3,505       11,186         10,630
Taxes on core income                                             1,328             1,281        4,040          3,894
Minority interest, net of income tax                                25                14           47             28
                                                               ------------------------------------------------------
CORE INCOME                                                      2,458             2,210        7,099          6,708
Restructuring-related items, after-tax                             (84)              (45)        (228)          (131)
                                                               ------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES            2,374             2,165        6,871          6,577
Cumulative effect of accounting changes                             --                --         (144)            --
                                                               ------------------------------------------------------
NET INCOME                                                     $ 2,374           $ 2,165      $ 6,727        $ 6,577
---------------------------------------------------------------======================================================

INCOME

Citicorp reported core income of $2.458 billion in the 2001 third quarter, up 11% from $2.210 billion in the 2000 third quarter. Core income in the 2001 third quarter excluded an after-tax charge of $84 million for restructuring-related items. Net income for the quarter was $2.374 billion, up 10% from $2.165 billion in the year-ago quarter. Core income return on common equity was 18.1% compared to 21.5% a year ago.

Core income for the 2001 nine months of $7.099 billion was up 6% from $6.708 billion in the 2000 nine months. Net income in the 2001 nine months was $6.727 billion, up 2% from $6.577 billion a year ago. Core income return on common equity was 18.8% and 23.3% in the nine months of 2001 and 2000, respectively.

Global Consumer core income increased $501 million or 37% and $1.076 billion or 29% in the 2001 third quarter and nine months, respectively, compared to the 2000 periods, including third quarter and nine-month comparative increases of $127 million and $93 million in Mexico, reflecting the acquisition of Banamex, 45% and 35% in CitiFinancial, 16% and 19% in North America Cards, and 20% and 27% in Japan. Global Corporate increased $146 million or 23% and $391 million or 21% from the 2000 third quarter and nine-month periods, reflecting growth in both Emerging Markets and Global Transaction Services and Corporate and Investment Bank. Global Investment Management and Private Banking grew $20 million or 28% and $42 million or 18%, while Investment Activities decreased $487 million and $1.4 billion from the 2000 third quarter and nine-month periods, primarily due to lower venture capital results.

REVENUES, NET OF INTEREST EXPENSE

Adjusted revenues, net of interest expense, of $12.8 billion and $36.7 billion in the 2001 third quarter and nine months were up $1.7 billion or 15% and $3.3 billion or 10%, respectively, from the 2000 periods. Global Consumer revenues were up $1.8 billion or 24% in the 2001 third quarter to $9.4 billion, and were up $3.8 billion or 17% in the 2001 nine months to $26.0 billion, led by 2001 third quarter and nine-month increases in North America of $972 million or 20% and $2.4 billion or 17% from the 2000 third quarter and nine months. Compared to the 2000 periods, North America Cards was up $615 million or 22% in the 2001 third quarter and $1.6 billion or 21% in the 2001 nine months, while CitiFinancial experienced growth of $174 million or 14% in the 2001 third quarter and $412 million or 11% in the 2001 nine months, both businesses reflecting strong growth in receivables and lower cost of funding.

International Consumer revenues were up $838 million or 34% in the 2001 third quarter and $1.3 billion or 17% in the 2001 nine months compared to the 2000 periods, primarily reflecting acquisitions in Mexico and Japan.

Compared to the 2000 periods, Global Corporate revenues were down $422 million or 5% in the 2001 third quarter and were up $889 million or 4% in the 2001 nine months. Corporate and Investment Bank revenues were down $592 million or 12% in the 2001 third quarter and were down $328 million or 2% in the 2001 nine-month period, reflecting lower principal transactions activity and commissions and fees activity, offset by investment banking revenues in the nine-month period. Emerging Markets and Global Transaction Services increased $121 million or 8% in the 2001 third quarter and $687 million or 15% in the 2001 nine months.

Global Investment Management and Private Banking revenues of $541 million in the 2001 third quarter and $1.6 billion in the 2001 nine months were up $74 million or 16% and $185 million or 13%, respectively, primarily due to growth in asset-based fee revenues and the impact of acquisitions in the nine-month period. Revenues in Investment Activities decreased $782 million and $2.2 billion from the 2000 third quarter and nine months, respectively, primarily reflecting lower venture capital results, partially offset by higher gains in other proprietary investments.

SELECTED REVENUE ITEMS

Net interest revenue as calculated from the Consolidated Statement of Income rose $1.5 billion or 27% from the 2000 third quarter to $7.1 billion and increased $3.6 billion or 22% from the 2000 nine months to $19.8 billion, reflecting the impact of Banamex, lower cost of funding, and growth in receivables. Net interest revenue, including the effect of securitization activities, increased $1.7 billion or 24% from the 2000 third quarter and $4.0 billion or 20% from the 2000 nine months. Fees and commissions revenues of $3.0 billion were up $298 million or 11% from the 2000 third quarter, primarily as a result of volume-related growth in customer activities and assets under fee-based management.

Aggregate trading and foreign exchange revenues of $1.0 billion and $2.9 billion for the 2001 third quarter and nine months were up $241 million or 32% and $690 million or 31% from the 2000 third quarter and nine-month periods, reflecting strong Fixed Income and Foreign Exchange trading results. Realized gains from sales of investments were down $427 million and $152 million from the 2000 third quarter and nine month periods. Other income as shown in the Consolidated Statement of Income of $717 million in the 2001 third quarter was down $281 million from the year-ago quarter, and was down $1.3 billion from the 2000 nine months, primarily reflecting venture capital activity and an increase in securitized card losses.

OPERATING EXPENSES

Adjusted operating expenses, which exclude restructuring-related items, were $6.2 billion and $17.6 billion in the 2001 third quarter and nine months, respectively, up $583 million or 10% in the 2001 third quarter and up $1.0 billion or 6% in the 2001 nine months, compared to year-ago levels. Global Corporate expenses were up 14% and 10% in the 2001 third quarter and nine-month periods, reflecting higher compensation and benefits.

Compared to the 2000 periods, Global Consumer expenses increased 10% in the 2001 third quarter and 6% in the 2001 nine months, primarily reflecting the impact of acquisitions and volume-related increases. Global Investment Management and Private Banking expenses increased 4% and 9% from the year-ago quarter and nine-month period, primarily reflecting increased compensation and benefits and investments in sales and marketing initiatives, as well as the impact of acquisitions in the nine-month comparison. Corporate/Other expenses decreased $137 million in the 2001 nine months, which primarily reflected a 2000 first quarter $108 million pretax expense for the contribution of appreciated venture capital securities to Citigroup's Foundation.

RESTRUCTURING-RELATED ITEMS

Restructuring-related items of $133 million ($84 million after-tax) in the 2001 third quarter and $363 million ($228 million after-tax) in the 2001 nine months related primarily to the acquisition of Banamex in the third quarter of 2001 and severance and costs associated with the reduction of staff primarily in the Global Corporate and Global Consumer businesses in the nine-month period. Restructuring-related items of $70 million ($45 million after-tax) in the 2000 third quarter and $94 million ($60 million after-tax) in the 2000 nine months primarily represented charges for Global Consumer initiatives and accelerated depreciation. Included in other operating expenses for the 2000 nine-month period is a $71 million (after-tax) charge associated with the discontinuation of the loan origination operations of the Associates Housing Finance unit.

BENEFITS, CLAIMS, AND CREDIT LOSSES

Adjusted benefits, claims, and credit losses were $2.8 billion and $7.9 billion in the 2001 third quarter and nine months, up $790 million and $1.8 billion from the 2000 third quarter and nine months, respectively. Policyholder benefits and claims in the 2001 third quarter increased 47% from the 2000 third quarter to $302 million, and were up 49% to $800 million in the 2001 nine months, primarily as a result of increases in CitiFinancial and Other Consumer. The adjusted provision for credit losses increased 39% from the 2000 third quarter to $2.5 billion in the 2001 third quarter and increased 85% from the 2000 nine months to $7.1 billion in the 2001 nine months.

Global Consumer adjusted provisions for benefits, claims, and credit losses of $2.5 billion in the 2001 third quarter were up 36% from the 2000 third quarter, primarily reflecting increases in North America Cards and CitiFinancial. Total managed net credit losses were $2.3 billion and the related loss ratio was 2.88% in the 2001 third quarter, as compared to $2.2 billion and 2.85% in the preceding quarter and $1.6 billion and 2.24% in the year-ago quarter. The managed consumer loan delinquency ratio (90 days or more past due) increased to 2.29% at September 30, 2001 from 2.10% at June 30, 2001 and 1.69% a year ago.

Global Corporate provisions for benefits, claims, and credit losses of $213 million in the 2001 third quarter increased 61% from a year ago, primarily due to higher loss rates in the transportation portfolio in the Corporate and Investment Bank. Emerging Markets Corporate Banking & Global Transaction Services provision for credit losses improved in most regions compared to year-ago levels.

Commercial cash-basis loans at September 30, 2001 and 2000 were $3.4 billion and $1.8 billion, respectively, while the commercial Other Real Estate Owned (OREO) portfolio totaled $174 million and $189 million, respectively. The increase in cash-basis loans from the 2000 third quarter was primarily related to the acquisition of Banamex, the transportation portfolio, and increases attributable to borrowers in the retail, telecommunication, and utility industries. The improvements in OREO were primarily related to the North America real estate portfolio.

CAPITAL

Total capital (Tier 1 and Tier 2) was $63.1 billion or 12.55% of net risk-adjusted assets, and Tier 1 capital was $42.1 billion or 8.37% at September 30, 2001, compared to $60.1 billion or 12.58% and $40.3 billion or 8.43% at June 30, 2001.

--------------------------------------------------------------------------------

The Income line in each of the following business segment discussions excludes the cumulative effect of adopting EITF 99-20 and SFAS 133. See Notes 3 and 7 of Notes to Consolidated Financial Statements.

GLOBAL CONSUMER

                                           THREE MONTHS ENDED SEPTEMBER                      NINE MONTHS ENDED
                                                       30,                                     SEPTEMBER 30,
                                          -----------------------------      %        -------------------------------       %
IN MILLIONS OF DOLLARS                         2001          2000 (1)      Change          2001         2000 (1)         Change
--------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE      $8,491         $7,035           21          $23,362        $20,325            15
Effect of securitization activities             907            573           58            2,603          1,809            44
                                          -----------------------------               -------------------------------
ADJUSTED REVENUES,
  NET OF INTEREST EXPENSE                     9,398          7,608           24           25,965         22,134            17
                                          -----------------------------               -------------------------------
Adjusted operating expenses (2)               3,920          3,578           10           11,220         10,607             6
Provisions for benefits, claims,
  and credit losses                           1,635          1,290           27            4,519          3,782            19
Effect of securitization activities             907            573           58            2,603          1,809            44
                                          -----------------------------               -------------------------------
ADJUSTED PROVISIONS FOR BENEFITS,
  CLAIMS, AND CREDIT LOSSES                   2,542          1,863           36            7,122          5,591            27
                                          -----------------------------               -------------------------------
CORE INCOME BEFORE TAXES
  AND MINORITY INTEREST                       2,936          2,167           35            7,623          5,936            28
Income taxes                                  1,048            789           33            2,783          2,182            28
Minority interest, after-tax                     15              6           NM               27             17            59
                                          -----------------------------               -------------------------------
CORE INCOME                                   1,873          1,372           37            4,813          3,737            29
Restructuring-related items, after-tax          (86)           (19)          NM             (156)           (13)           NM
                                          -----------------------------               -------------------------------
INCOME                                       $1,787         $1,353           32          $ 4,657        $ 3,724            25
------------------------------------------======================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Global Consumer -- which provides banking, consumer lending, including credit and charge cards, and investment and personal insurance products and services to customers around the world -- reported core income of $1.873 billion and $4.813 billion in the 2001 third quarter and nine months, up $501 million or 37% and $1.076 billion or 29% from the comparable 2000 periods, reflecting growth in most businesses. North America core income increased $221 million or 24% in the 2001 third quarter and $559 million or 23% in the 2001 nine months from the prior-year periods, reflecting strong performance across all businesses. In the International businesses, core income increased $236 million or 47% in the 2001 third quarter and $364 million or 24% in the 2001 nine months compared to the 2000 periods, marked by the acquisition of Banamex and growth in all regions. Income of $1.787 billion and $4.657 billion in the 2001 third quarter and nine months included restructuring-related items of $86 million ($132 million pretax) and $156 million ($244 million pretax), respectively. Income of $1.353 billion and $3.724 billion in the 2000 third quarter and nine months included restructuring-related items of $19 million ($28 million pretax) and $13 million ($16 million pretax), respectively. See Note 8 of Notes to Consolidated Financial Statements for a discussion of the restructuring-related items.

BANKING/LENDING

CITIBANKING NORTH AMERICA

                                               THREE MONTHS ENDED                             NINE MONTHS ENDED
                                                  SEPTEMBER 30,                                  SEPTEMBER 30,
                                            ---------------------------        %          ----------------------------       %
IN MILLIONS OF DOLLARS                         2001          2000 (1)        Change          2001         2000 (1)        Change
---------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE        $ 714           $ 566           26          $ 1,989        $ 1,711            16
Adjusted operating expenses (2)                  439             356           23            1,219          1,071            14
Provision for credit losses                       28               7           NM               48             23            NM
                                            ---------------------------                   ----------------------------
CORE INCOME BEFORE TAXES                         247             203           22              722            617            17
Income taxes                                      96              82           17              282            249            13
                                            ---------------------------                   ----------------------------
CORE INCOME                                      151             121           25              440            368            20
Restructuring-related items, after-tax            --              --           --               (3)             8            NM
                                            ---------------------------                   ----------------------------
INCOME                                         $ 151           $ 121           25          $   437        $   376            16
--------------------------------------------=====================================================================================
Average assets (IN BILLIONS OF DOLLARS)           17               9           89               12              9            33
Return on assets                                3.52%           5.35%                         4.87%          5.58%
--------------------------------------------=====================================================================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                3.52%           5.35%                         4.90%          5.46%
--------------------------------------------=====================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Citibanking North America -- which delivers banking, lending, and investment services to customers through Citibank's branches and electronic delivery systems -- reported core income of $151 million and $440 million in the 2001 third quarter and nine months, respectively, up $30 million or 25% and $72 million or 20% from the 2000 periods, as revenue growth and the acquisition of European American Bank (EAB) in July 2001 were partially offset by increased advertising and marketing costs. Income of $437 million and $376 million in the 2001 and 2000 nine months, respectively, included restructuring-related items of $3 million ($5 million pretax) in 2001 and restructuring-related credits of $8 million ($14 million pretax) in 2000.

As shown in the following table, Citibanking grew customer deposits, accounts, and loans from 2000, including the acquisition of EAB which added $9.0 billion to customer deposits, $4.2 billion to average loans and 0.9 million to accounts.

                                               THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                  SEPTEMBER 30,                           SEPTEMBER 30,
                                          ----------------------------     %       --------------------------        %
IN BILLIONS OF DOLLARS                         2001            2000      Change       2001           2000          Change
--------------------------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                           7.8             6.5       20           7.8            6.5           20
Average customer deposits                      $56.0           $45.0       24         $50.7          $44.4           14
Average loans                                  $11.6           $ 6.9       68         $ 8.5          $ 7.0           21
------------------------------------------================================================================================

Revenues, net of interest expense, of $714 million and $1.989 billion in the 2001 third quarter and nine months, respectively, increased $148 million or 26% and $278 million or 16% from the 2000 periods. Revenue growth in the 2001 third quarter and nine months was driven by the acquisition of EAB along with higher treasury results, growth in customer deposits, and debit card fees. This was partially offset by reduced investment product fees, reflecting current market conditions and the disruption of business following the September 11th terrorist attack. Revenues in the 2001 nine months include a realized investment gain resulting from the disposition of an equity investment. Adjusted operating expenses for the 2001 third quarter and nine months increased $83 million or 23% and $148 million or 14% compared to the 2000 third quarter and nine months, primarily reflecting the addition of EAB and higher advertising and marketing costs.

The provision for credit losses was $28 million and $48 million in the 2001 third quarter and nine months up from $7 million and $23 million in the 2000 periods. The net credit loss ratio was 1.12% in the 2001 third quarter, compared to 1.03% in the 2001 second quarter and 0.86% in the prior-year quarter. Loans delinquent 90 days or more were $69 million or 0.55% of loans at September 30, 2001, compared to $41 million or 0.58% at June 30, 2001 and $33 million or 0.46% a year ago. Increases from the prior quarter and prior year are mainly due to the acquisition of EAB.

Average assets of $17 billion and $12 billion in the 2001 third quarter and nine months increased $8 billion and $3 billion from the comparable 2000 periods, primarily reflecting the acquisition of EAB. Return on assets was 3.52% and 4.87% in the 2001 third quarter and nine months, down from 5.35% and 5.58% in the 2000 third quarter and nine months. The decline in return on assets is due to the addition of EAB.

MORTGAGE BANKING

                                               THREE MONTHS ENDED                             NINE MONTHS ENDED
                                                   SEPTEMBER 30,                                 SEPTEMBER 30,
                                           ----------------------------        %           --------------------------      %
IN MILLIONS OF DOLLARS                         2001          2000 (1)        Change          2001         2000 (1)       Change
--------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE        $ 260           $ 225           16            $ 770          $ 674          14
Adjusted operating expenses (2)                  104              92           13              329            293          12
(Benefit) provision for credit losses             (4)              1           NM               (7)             9          NM
                                           ----------------------------                    --------------------------
CORE INCOME BEFORE TAXES
  AND MINORITY INTEREST                          160             132           21              448            372          20
Income taxes                                      62              49           27              173            141          23
Minority interest, after-tax                       6               6           --               18             17           6
                                           ----------------------------                    --------------------------
CORE INCOME                                       92              77           19              257            214          20
Restructuring-related items, after-tax            --              --           --               (2)            --          --
                                           ----------------------------                    --------------------------
INCOME                                         $  92           $  77           19            $ 255          $ 214          19
-----------------------------------------------=================================================================================
Average assets (IN BILLIONS OF DOLLARS)        $  47           $  42           12            $  47          $  38          24
Return on assets                                0.78%           0.73%                         0.73%          0.75%
-----------------------------------------------=================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Mortgage Banking -- which originates and services mortgages and student loans for customers across the United States -- reported core income of $92 million and $257 million in the 2001 third quarter and nine months, respectively, up $15 million or 19% and $43 million or 20% from the 2000 periods, as increased mortgage originations and securitization activity combined with growth in student loans was partially offset by lower servicing revenue. Income of $255 million in the 2001 nine months included restructuring-related items of $2 million ($3 million pretax).

As shown in the following table, accounts in the 2001 third quarter increased 9% while average managed loans increased 16% from the 2000 third quarter, reflecting strong growth in both mortgage loans held for sale and student loans. Mortgage originations were up significantly from the 2000 periods, reflecting increased refinancing activity due to lower interest rates.

                                           THREE MONTHS ENDED SEPTEMBER               NINE MONTHS ENDED
                                                       30,                              SEPTEMBER 30,
                                          -----------------------------    %        ----------------------      %
IN BILLIONS OF DOLLARS                         2001            2000      Change      2001           2000     Change
----------------------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS) (1)                       4.7             4.3        9          4.7            4.3        9
Average managed loans (1)                      $44.8           $38.7       16         45.0           35.0       29
Mortgage originations                          $ 8.1           $ 5.7       42        $22.8          $14.5       57
------------------------------------------============================================================================

(1)   Includes student loans.
--------------------------------------------------------------------------------

Revenues, net of interest expense, of $260 million and $770 million in the 2001 third quarter and nine months, respectively, grew $35 million or 16% and $96 million or 14% from the 2000 third quarter and nine months, mainly due to higher securitization income and growth in on-balance sheet loans, partially offset by lower servicing revenue, primarily reflecting increased prepayment activity driven by lower interest rates. Adjusted operating expenses increased $12 million or 13% and $36 million or 12% in the 2001 third quarter and nine months, which reflects volume-related increases.

The (benefit) provision for credit losses was ($4) million and ($7) million in the 2001 third quarter and nine months compared to $1 million and $9 million in the 2000 third quarter and nine months, respectively. The net credit loss ratio was 0.10% in the 2001 third quarter compared to 0.08% in the 2001 second quarter and 0.09% in the 2000 third quarter. Loans delinquent 90 days or more were $1.204 billion or 2.74% of loans at September 30, 2001, up from $1.191 billion or 2.61% at June 30, 2001 and $723 million or 1.88% a year ago. The increase in delinquencies from the prior year reflects an increase in mortgage and student loans guaranteed by the U.S. government.

NORTH AMERICA CARDS

                                                    THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                       SEPTEMBER 30,                            SEPTEMBER 30,
                                              ----------------------------     %        ------------------------------    %
IN MILLIONS OF DOLLARS                             2001          2000 (1)    Change          2001         2000 (1)      Change
----------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE           $2,470          $2,172       14           $6,940         $6,066         14
Effect of securitization activities                  882             565       56            2,515          1,779         41
                                              ----------------------------              ------------------------------
ADJUSTED REVENUES,
  NET OF INTEREST EXPENSE                          3,352           2,737       22            9,455          7,845         21
                                              ----------------------------              ------------------------------
Adjusted operating expenses (2)                    1,004           1,005        -            3,048          2,937          4
Adjusted provision for credit losses (3)           1,434             957       50            4,026          2,908         38
                                              ----------------------------              ------------------------------
CORE INCOME BEFORE TAXES                             914             775       18            2,381          2,000         19
Income taxes                                         341             283       20              886            740         20
                                              ----------------------------              ------------------------------
CORE INCOME                                          573             492       16            1,495          1,260         19
Restructuring-related items, after-tax                --              --       --               --              4       (100)
                                              ----------------------------              ------------------------------
INCOME                                            $  573          $  492       16           $1,495         $1,264         18
----------------------------------------------====================================================================================
Average assets (IN BILLIONS OF DOLLARS) (4)       $   48          $   50       (4)          $   47         $   42         12
Return on assets (4)                                4.74%           3.91%                     4.25%          4.01%
----------------------------------------------====================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
(3)   Adjusted for the effect of securitization activities.
(4) Adjusted for the effect of securitization activities, managed average assets and the related return on assets for North America Cards were $109 billion and 2.09% and $107 billion and 1.87% in the 2001 third quarter and nine months, respectively, compared to $101 billion and 1.94% and $95 billion and 1.77% in the 2000 third quarter and nine months, respectively.
--------------------------------------------------------------------------------

North America Cards -- which includes Citi Cards (bankcards and private-label cards) and Diners Club -- reported core income of $573 million and $1.495 billion in the 2001 third quarter and nine months, respectively, up $81 million or 16% and $235 million or 19% from the 2000 periods, driven by strong revenue growth that was partially offset by higher credit costs. Income of $1.264 billion in the 2000 nine months included restructuring-related credits of $4 million ($5 million pretax).

Adjusted revenues, net of interest expense, of $3.352 billion and $9.455 billion in the 2001 third quarter and nine months, respectively, were up $615 million or 22% and $1.610 billion or 21% from the 2000 periods, reflecting spread improvements, resulting from lower interest rates and repricing actions, combined with receivable growth. Adjusted operating expenses decreased $1 million in the 2001 third quarter and increased $111 million or 4% in the 2001 nine months from the comparable 2000 periods, reflecting volume-related increases and higher advertising and marketing costs, offset by disciplined expense management. Citi Cards adjusted operating expenses as a percentage of average managed loans were 3.61% and 4.03% in the 2001 third quarter and nine months, respectively, down from 3.93% and 4.41% in the comparable prior-year periods.

As shown in the following table, on a managed basis, the Citi Cards portfolio experienced continued growth in receivables and accounts in the 2001 third quarter, reflecting strong growth in the base business. Total sales in the 2001 third quarter were essentially flat compared to the prior year, reflecting current economic conditions and the impact of the events of September 11th.

                                                THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                  SEPTEMBER 30,                              SEPTEMBER 30,
                                          ----------------------------      %       ----------------------------       %
IN BILLIONS OF DOLLARS                         2001            2000      Change          2001           2000        Change
------------------------------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                          93.4            89.4        4             93.4           89.4          4
Total sales                                   $ 55.0           $55.2       --           $161.8         $158.9          2
Average Managed Loans                         $103.0           $94.8        9           $101.2         $ 89.3         13
------------------------------------------====================================================================================

Risk adjusted margin is a measure of profitability calculated as adjusted revenues less managed net credit losses as a percentage of average managed loans and is consistent with the goal of matching the revenues generated by the loan portfolio with the credit risk undertaken. As shown in the following table, the Citi Cards risk adjusted margin of 7.13% and 6.85% in the 2001 third quarter and nine months declined 1 and 17 basis points, respectively, from the 2000 periods, as higher spreads were more than offset by higher net credit losses.

                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                  SEPTEMBER 30,                        SEPTEMBER 30,
                                        --------------------------------       -------------------------------
IN BILLIONS OF DOLLARS                        2001              2000             2001              2000
--------------------------------------------------------------------------------------------------------------
Risk adjusted revenues (1)                    $1.850            $1.701           $5.186            $4.688
Risk adjusted margin % (2)                      7.13%             7.14%            6.85%             7.02%
----------------------------------------======================================================================

(1)   Citi Cards adjusted revenues less managed net credit losses.
(2)   Risk adjusted revenues as a percentage of average managed loans.
--------------------------------------------------------------------------------

The adjusted provision for credit losses was $1.434 billion and $4.026 billion in the 2001 third quarter and nine months, up from $957 million and $2.908 billion in the comparable 2000 periods. Citi Cards managed net credit losses in the 2001 third quarter were $1.423 billion and the related loss ratio was 5.48% compared to $1.383 billion and 5.51% in the 2001 second quarter and $942 million and 3.95% in the 2000 third quarter. Net credit losses in the 2001 second quarter included a recovery of $55 million from the sale of certain bankrupt accounts which resulted in a 22 basis point reduction of the managed net credit loss ratio. The increase in net credit losses from the prior year reflects current U.S. economic conditions and a rise in bankruptcy filings. Citi Cards managed loans delinquent 90 days or more were $1.908 billion or 1.82% of loans at September 30, 2001, up from $1.775 billion or 1.72% at June 30, 2001 and $1.295 billion or 1.34% at September 30, 2000. Net credit losses and the related ratio may increase from the 2001 third quarter as a result of continued economic weakness including rising bankruptcy filings and delinquent loans. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 26.

CITIFINANCIAL

                                                THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                  SEPTEMBER  30,                                 SEPTEMBER 30,
                                             --------------------------        %           ------------------------         %
IN MILLIONS OF DOLLARS                         2001          2000 (1)        Change          2001         2000 (1)        Change
----------------------------------------------------------------------------------------------------------------------------------
ADJUSTED REVENUES,
  NET OF INTEREST EXPENSE (2)                 $1,436          $1,262           14           $4,165         $3,753            11
Adjusted operating expenses (3)                  492             568          (13)           1,563          1,675            (7)
ADJUSTED PROVISIONS FOR BENEFITS, CLAIMS,
  AND CREDIT LOSSES (2)                          451             362           25            1,313          1,139            15
                                             --------------------------                    ------------------------
Core income before taxes                         493             332           48            1,289            939            37
Income taxes                                     185             119           55              483            342            41
                                             --------------------------                    ------------------------
CORE INCOME                                      308             213           45              806            597            35
Restructuring-related items, after-tax            (2)             --           --              (24)            --            --
                                             --------------------------                    ------------------------
INCOME                                        $  306          $  213           44           $  782         $  597            31
---------------------------------------------=====================================================================================
Average assets (IN BILLIONS OF DOLLARS)       $   66          $   58           14           $   65         $   55            18
Return on assets                                1.84%           1.46%          --             1.61%          1.45%           --
---------------------------------------------=====================================================================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                1.85%           1.46%                         1.66%          1.45%
---------------------------------------------=====================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2) Adjusted for the effect of securitization activities of $25 million and $88 million in the 2001 third quarter and nine months, respectively, and $8 million and $30 million in the 2000 third quarter and nine-month period, respectively.
(3)   Excludes restructuring-related items.
--------------------------------------------------------------------------------

CitiFinancial - which provides community-based lending services, including real estate-secured loans, through its branch network, regional sales offices, and cross-selling initiatives with other Citigroup businesses - reported core income of $308 million and $806 million in the 2001 third quarter and nine months, respectively, up $95 million or 45% and $209 million or 35% from the 2000 periods, principally reflecting strong growth in receivables, operating expense savings, and lower cost of funds. Income of $306 million and $782 million in the 2001 third quarter and nine months, respectively, included restructuring-related items of $2 million ($3 million pretax) and $24 million ($39 million pretax), respectively.

As shown in the following table, average receivables in the 2001 third quarter grew 11% compared to the 2000 third quarter partially due to the cross selling of products through other Citigroup distribution channels. At September 30, 2001, the portfolio consisted of 69% real estate-secured loans, 16% personal loans, 11% auto loans, and 4% sales finance and other loans compared with 69%, 18%, 8%, and 5%, respectively, in 2000. The average net interest margin of 7.95% and 7.83% in the 2001 third quarter and nine months, respectively, increased 34 basis points and decreased 5 basis points compared to the 2000 periods as growth in lower-risk real estate loans that have lower yields was offset by lower cost of funds.

                                                   THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                      SEPTEMBER 30,                             SEPTEMBER 30,
                                               ----------------------------   Increase/    -------------------------    Increase/
                                                  2001             2000       Decrease        2001         2000         Decrease
----------------------------------------------------------------------------------------------------------------------------------
Average managed receivables (IN BILLIONS)         $59.1           $53.1           11%         $58.2         $50.9         14%
Average net interest margin %                      7.95%           7.61%         34 bp         7.83%         7.88%       (5) bp
----------------------------------------------------------------------------------------------------------------------------------

Adjusted revenues, net of interest expense, of $1.436 billion and $4.165 billion in the 2001 third quarter and nine months, respectively, increased $174 million or 14% and $412 million or 11% from the comparable 2000 periods, reflecting strong growth in receivables and a lower cost of funds. Adjusted operating expenses of $492 million and $1.563 billion in the 2001 third quarter and nine months, respectively, decreased $76 million or 13% and $112 million or 7% from the prior-year periods, mainly reflecting efficiencies resulting from the consolidation of Associates branches, partially offset by volume-related increases.

Adjusted provisions for benefits, claims, and credit losses were $451 million and $1.313 billion in the 2001 third quarter and nine months, respectively, up from $362 million and $1.139 billion in the comparable 2000 periods. The net credit loss ratio was 2.53% in the 2001 third quarter, down from 2.55% in the 2001 second quarter and up from 2.33% in the 2000 third quarter. Loans delinquent 90 days or more were $1.909 billion or 3.20% of loans at September 30, 2001, up from $1.757 billion or 3.00% at June 30, 2001 and $1.084 billion or 2.00% a year ago, primarily due to the alignment of credit and collection policies in the Associates real estate portfolio to those of CitiFinancial combined with the impact of current U.S. economic conditions. Net credit losses and the related loss ratio may increase from the 2001 third quarter as a result of economic conditions and credit performance of the portfolios, including bankruptcy filings. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 26.

INTERNATIONAL CONSUMER

JAPAN

                                                THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                   SEPTEMBER 30,                                SEPTEMBER 30,
                                          -------------------------------      %        -----------------------------        %
IN MILLIONS OF DOLLARS                         2001          2000 (1)        Change          2001         2000 (1)        Change
----------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE        $ 859           $ 713           20           $2,502         $1,966            27
Adjusted operating expenses (2)                  316             274           15              982            790            24
Provision for credit losses                      163             127           28              472            353            34
                                          -------------------------------               -----------------------------
CORE INCOME BEFORE TAXES                         380             312           22            1,048            823            27
Income taxes                                     136             108           26              377            296            27
                                          -------------------------------               -----------------------------
CORE INCOME                                      244             204           20              671            527            27
Restructuring-related items, after-tax            --              --           --               (6)            --            --
                                          -------------------------------               -----------------------------
INCOME                                         $ 244           $ 204           20           $  665         $  527            26
------------------------------------------========================================================================================
Average assets (IN BILLIONS OF DOLLARS)        $  21           $  18           17           $   20         $   16            25
Return on assets                                4.61%           4.51%          --             4.45%          4.40%           --
------------------------------------------========================================================================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                4.61%           4.51%                         4.49%          4.40%
------------------------------------------========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
--------------------------------------------------------------------------------

Japan - which provides banking, community-based lending, including credit and charge cards, and investment products and services - reported core income of $244 million and $671 million in the 2001 third quarter and nine months, respectively, up $40 million or 20% and $144 million or 27% from the 2000 periods, reflecting growth in the consumer finance business, including the impact of the acquisition of Unimat in September 2000. Income of $665 million in the 2001 nine months included restructuring-related items of $6 million ($12 million pretax).

The net effect of foreign currency translation in the 2001 third quarter reduced revenue, expense, and provision for credit losses growth rates by 5, 10, and 14 percentage points, respectively, compared to the 2000 third quarter. For the nine months ended September 30, 2001, the net effect of foreign currency translation reduced revenue, expense, and provision for credit losses growth rates by 7, 9, and 14 percentage points, respectively, compared to the prior-year period.

As shown in the following table, the Japan business experienced strong growth in accounts, customer deposits and loans from 2000, including the Unimat acquisition which added approximately $1.6 billion to average loans in the 2001 third quarter.

                                                THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                   SEPTEMBER 30,                        SEPTEMBER 30,
                                            --------------------------       %     ------------------------      %
IN BILLIONS OF DOLLARS                          2001           2000       Change       2001          2000     Change
-------------------------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                           5.2             4.6        13          5.2            4.6       13
Average customer deposits                      $15.4           $13.9        11        $14.8          $13.5       10
Average loans                                  $14.7           $12.2        20        $14.1          $10.9       29
--------------------------------------------=============================================================================

Revenues, net of interest expense, of $859 million and $2.502 billion in the 2001 third quarter and nine months increased $146 million or 20% and $536 million or 27% from the respective 2000 periods, primarily reflecting growth in consumer finance revenues and foreign exchange fees along with the impact of acquisitions, partially offset by the effect of foreign currency translation. Adjusted operating expenses in the 2001 third quarter and nine months increased 15% and 24%, respectively, from the 2000 periods, reflecting volume-related increases and the impact of acquisitions, partially offset by the effect of foreign currency translation.

The provision for credit losses was $163 million and $472 million in the 2001 third quarter and nine months, up $36 million and $119 million from the comparable 2000 periods. Net credit losses in the 2001 third quarter were $149 million and the related loss ratio was 4.04%, compared to $130 million and 3.74% in the 2001 second quarter and $99 million and 3.15% in the 2000 third quarter. The increase in net credit losses was primarily due to higher loan volumes, including the impact of acquisitions, and increased bankruptcy filings. Loans delinquent 90 days or more were $174 million or 1.12% of loans at September 30, 2001, compared to $129 million or 0.91% at June 30, 2001 and $105 million or 0.76% a year ago. Net credit losses and the related loss ratio may increase from the 2001 third quarter should bankruptcy filings and unemployment rates in Japan increase in the future. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 26.

WESTERN EUROPE

                                                THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                   SEPTEMBER 30,                                SEPTEMBER 30,
                                             ---------------------------       %         ----------------------------       %
IN MILLIONS OF DOLLARS                         2001          2000 (1)        Change          2001         2000 (1)        Change
------------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE        $ 651           $ 579           12           $1,875         $1,797             4
Adjusted operating expenses (2)                  353             333            6            1,035          1,061            (2)
Provisions for benefits, claims,
  and credit losses                              106              97            9              306            293             4
                                             ---------------------------                 ----------------------------
CORE INCOME BEFORE TAXES                         192             149           29              534            443            21
Income taxes                                      68              55           24              194            162            20
                                             ---------------------------                 ----------------------------
CORE INCOME                                      124              94           32              340            281            21
Restructuring-related items, after-tax            --              --           --               (2)            --            --
                                             ---------------------------                 ----------------------------
INCOME                                         $ 124           $  94           32           $  338         $  281            20
---------------------------------------------=======================================================================================
Average assets (IN BILLIONS OF DOLLARS)        $  23           $  21           10           $   22         $   21             5
Return on assets                                2.14%           1.78%                         2.05%          1.79%
---------------------------------------------=======================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
--------------------------------------------------------------------------------

Western Europe -- which provides banking, community-based lending, including credit and charge cards, and investment products and services -- reported core income of $124 million and $340 million in the 2001 third quarter and nine months, respectively, up $30 million or 32% and $59 million or 21% from the 2000 periods, mainly reflecting growth in the branch and consumer finance businesses across the region, particularly in Germany and the UK. Income of $338 million in the 2001 nine months included restructuring-related items of $2 million ($3 million pretax).

The net effect of foreign currency translation reduced income growth by approximately $38 million in the 2001 nine months which corresponded to a reduction in revenue, expense, and provision for benefits, claims, and credit losses growth by approximately 6, 3, and 3 percentage points, respectively, from the 2000 nine months.

As shown in the following table, Western Europe accounts were up slightly from a year ago. Growth in both deposit and loan volumes in the 2001 third quarter and nine months was driven by increases in Germany and the UK and, in the nine-month comparison, was partially reduced by foreign currency translation.

                                               THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                  SEPTEMBER 30,                           SEPTEMBER 30,
                                          -----------------------------      %       -----------------------         %
IN BILLIONS OF DOLLARS                         2001            2000       Change       2001           2000        Change
-----------------------------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                          10.1            10.0         1          10.1           10.0           1
Average customer deposits                      $13.6           $12.1        12         $13.2          $12.5           6
Average loans                                  $18.6           $16.7        11         $17.7          $16.8           5
------------------------------------------===================================================================================

Revenues, net of interest expense, of $651 million and $1.875 billion in the 2001 third quarter and nine months increased $72 million or 12% and $78 million or 4% from the comparable 2000 periods, respectively, principally due to growth in consumer finance and branch lending revenues, reflecting increased volumes and spreads, partially offset by reduced investment product fees and, in the nine-month comparison, the adverse effects of foreign currency translation. Adjusted operating expenses increased $20 million or 6% in the 2001 third quarter and decreased $26 million or 2% in the 2001 nine months compared to the 2000 periods, mainly reflecting the costs associated with higher business volumes that were more than offset, in the nine-month comparison, by the effect of foreign currency translation and lower expenses due to management initiatives. Revenue and expense growth in the 2001 third quarter and nine months was impacted by the 2001 first quarter sale of the Diners Club franchises in the region.

The provisions for benefits, claims, and credit losses were $106 million and $306 million in the 2001 third quarter and nine months, up from $97 million and $293 million in the respective 2000 periods. The net credit loss ratio was 1.82% in the 2001 third quarter, down from 1.98% in the 2001 second quarter and 2.01% in the 2000 third quarter. Loans delinquent 90 days or more were $817 million or 4.29% of loans at September 30, 2001 compared with $740 million or 4.34% at June 30, 2001 and $829 million or 5.09% a year ago. The increase in loans delinquent 90 days or more from the prior quarter primarily reflects the effect of foreign currency translation. Net credit losses and the related loss ratio may increase from the 2001 third quarter as a result of economic conditions, statutory changes in the region, and future credit performance of the portfolios. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 26.

ASIA

                                                THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                   SEPTEMBER 30,                                SEPTEMBER 30,
                                            -----------------------------       %         --------------------------        %
IN MILLIONS OF DOLLARS                          2001          2000 (1)       Change          2001         2000 (1)        Change
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE        $ 554           $ 521            6           $1,630         $1,579             3
Adjusted operating expenses (2)                  235             235            -              720            723             -
Provisions for benefits, claims,
  and credit losses                               67              71           (6)             196            207            (5)
                                            -----------------------------                 -----------------------------------------
CORE INCOME BEFORE TAXES                         252             215           17              714            649            10
Income taxes                                      92              76           21              262            230            14
                                            -----------------------------                 -----------------------------------------
CORE INCOME                                      160             139           15              452            419             8
Restructuring-related items, after-tax            --              (1)         100               (3)            (5)           40
                                            -----------------------------                 -----------------------------------------
INCOME                                         $ 160           $ 138           16           $  449         $  414             8
--------------------------------------------=======================================================================================
Average assets (IN BILLIONS OF DOLLARS)        $  25           $  27           (7)          $   25         $   27            (7)
Return on assets                                2.54%           2.03%                         2.40%          2.05%
--------------------------------------------=======================================================================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                2.54%           2.05%                         2.42%          2.07%
--------------------------------------------=======================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
--------------------------------------------------------------------------------

Asia (excluding Japan) -- which provides banking, lending, including credit and charge cards, and investment products and services -- reported core income of $160 million and $452 million in the 2001 third quarter and nine months, respectively, up $21 million or 15% and $33 million or 8% from the 2000 periods, as volume growth across most countries and products and disciplined expense management was partially offset by the net effects of foreign currency translation. Core income in the 2001 nine months also included gains on the contribution of Citigroup's insurance operations in Taiwan to its joint venture with Fubon. Income of $449 million in the 2001 nine months included restructuring-related charges of $3 million ($4 million pretax). Income of $138 million in the 2000 third quarter and $414 million in the 2000 nine months included restructuring-related charges of $1 million ($1 million pretax) and $5 million ($7 million pretax), respectively.

The net effect of foreign currency translation reduced income growth by approximately $15 million and $42 million in the 2001 third quarter and nine months from the 2000 periods and reduced revenue growth by 8 percentage points in both periods, reduced the provisions for benefits, claims, and credit losses growth rates by 7 percentage points in both periods and reduced expense growth by 6 and 7 percentage points, respectively, from the 2000 periods.

As shown in the following table, Asia experienced strong growth in accounts, primarily in cards; however, both loan and deposit volumes were reduced by foreign currency translation effects.

                                               THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                  SEPTEMBER 30,                                 SEPTEMBER 30,
                                          -------------------------------       %       -------------------------------      %
IN BILLIONS OF DOLLARS                          2001           2000          Change           2001          2000           Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                           9.3             7.8           19              9.3            7.8            19
Average customer deposits                      $35.3           $35.1            1            $35.6          $34.6             3
Average loans                                  $21.3           $22.3           (4)           $21.4          $22.4            (4)
------------------------------------------==========================================================================================

Revenues, net of interest expense, of $554 million and $1.630 billion in the 2001 third quarter and nine months, respectively, were up $33 million or 6% and $51 million or 3% from the 2000 periods, reflecting improvements in most countries driven by growth in cards, investment products, and deposits, as well as Fubon-related gains in the nine-month comparison, partially offset by foreign currency translation effects. Adjusted operating expenses were flat in the 2001 third quarter and declined $3 million in the 2001 nine months compared to the 2000 periods due to expense control initiatives across the region as well as foreign currency translation effects, partially offset by new branch initiatives.

The provisions for benefits, claims, and credit losses were $67 million in the 2001 third quarter and $196 million in the 2001 nine months compared with $71 million and $207 million in the 2000 periods. Net credit losses in the 2001 third quarter were $65 million and the related loss ratio was 1.21%, essentially flat compared to $65 million and 1.23% in the 2001 second quarter and $64 million and 1.14% a year ago, reflecting weaker economic conditions in the region. Loans delinquent 90 days or more totaled $348 million or 1.65% of loans at September 30, 2001, compared to $338 million or 1.59% at June 30, 2001 and $350 million or 1.57% a year ago, primarily due to an increase in delinquent mortgages in Taiwan and Malaysia.

Net credit losses and loans delinquent 90 days or more may increase from 2001 third quarter levels due to economic weakness in Asia, whose exporting economies have been impacted by the slowdown in the U.S. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 26.

MEXICO

                                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                                               -------------------------------------------------------------
IN MILLIONS OF DOLLARS                                              2001            2000            2001           2000
----------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                             $ 683           $ 119           $ 995          $ 452
Adjusted operating expenses (1)                                       460             113             721            341
Provisions for benefits, claims, and credit losses                     57               7              75             32
                                                               -------------------------------------------------------------
CORE INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST                 166              (1)            199             79
Income taxes                                                           33               2              51             33
Minority interest, after-tax                                            9              --               9              -
                                                               -------------------------------------------------------------
CORE INCOME (LOSS)                                                  $ 124             ($3)          $ 139          $  46
Restructuring-related items, after-tax                                (84)             --             (84)             -
                                                               -------------------------------------------------------------
INCOME (LOSS)                                                       $  40             ($3)          $  55          $  46
---------------------------------------------------------------=============================================================
Average assets (IN BILLIONS OF DOLLARS)                             $  49           $   8           $  24          $   9
Return on assets                                                     0.32%             NM            0.31%          0.68%
---------------------------------------------------------------=============================================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                                     1.00%             NM            0.77%          0.68%
---------------------------------------------------------------=============================================================

(1)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Mexico - which includes the results of Banamex as well as Citicorp's consumer banking, corporate banking, and retirement services businesses in Mexico and provides a wide array of banking, insurance, and financial services products - reported core income of $124 million and $139 million in the 2001 third quarter and nine months, respectively, compared with a loss of $3 million and income of $46 million in the 2000 periods, primarily reflecting the acquisition of Banamex. Income of $40 million and $55 million in the 2001 third quarter and nine months included restructuring related charges of $84 million ($129 million pretax) in both periods.

On October 31, 2001, Citibank Mexico's banking operations merged into Banamex, with Banamex being the surviving entity.

                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                              --------------------------------------------------------------
IN BILLIONS OF DOLLARS                              2001           2000             2001          2000
------------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                              16.5             1.7            16.5            1.7
Average customer deposits                          $23.7            $3.2            $9.8           $3.3
Average loans
CONSUMER                                           $ 3.8            $0.3            $1.5           $0.3
CORPORATE                                            9.6             3.2             5.5            3.4
GOVERNMENT/GOVERNMENT AGENCIES                       2.9              --             1.0             --
                                              --------------------------------------------------------------
TOTAL                                              $16.3            $3.5            $8.0           $3.7
----------------------------------------------==============================================================

Revenues, net of interest expense, of $683 million and $995 million in the 2001 third quarter and nine months increased $564 million and $543 million from the 2000 periods, primarily reflecting the acquisition of Banamex. Revenues reflect strong volume growth from the underlying customer business, offset by declining spreads and trading weakness. The consumer business was impacted by lower interest rates that reduced spreads on deposits.

Adjusted operating expenses in the 2001 third quarter increased $347 million and increased $380 million in the 2001 nine months compared to the 2000 periods, primarily reflecting the acquisition of Banamex. The business has initiated actions to rationalize headcount, branches, and systems.

The provisions for benefits, claims, and credit losses were $57 million and $75 million in the 2001 third quarter and nine months, up from $7 million and $32 million in the 2000 third quarter and nine months, reflecting the acquisition of Banamex. Consumer net credit losses in the 2001 third quarter were $33 million with a related loss ratio of 3.43%, up from 3.20% in the 2001 second quarter, and down from 3.54% a year ago. Consumer loans delinquent 90 days or more were $507 million or 9.06% of loans at September 30, 2001 compared with 6.33% of loans at June 30, 2001 and 5.75% of loans a year ago, reflecting the acquisition of Banamex.

Commercial cash basis loans were $600 million at September 30, 2001, $164 million at June 30, 2001, $79 million at December 31, 2000, and $80 million at September 30, 2000. The increase in commercial cash basis loans is primarily due to the acquisition of Banamex.

Net credit losses, cash basis loans, and loans delinquent 90 days or more may increase from 2001 third quarter levels, due to economic weakness in Mexico, whose exports have been impacted by the slowdown in the U.S. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 26.

LATIN AMERICA

                                              THREE MONTHS ENDED                             NINE MONTHS ENDED
                                                 SEPTEMBER 30,                                  SEPTEMBER 30,
                                            ----------------------------       %        ----------------------------        %
IN MILLIONS OF DOLLARS                         2001          2000 (1)        Change          2001         2000 (1)       Change
------------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE        $ 396           $ 401           (1)          $1,211         $1,238           (2)
Adjusted operating expenses (2)                  225             247           (9)             718            748           (4)
Provisions for benefits, claims,
  and credit losses                               82              66           24              225            226            -
                                            ----------------------------                ----------------------------
CORE INCOME BEFORE TAXES                          89              88            1              268            264            2
Income taxes                                      26              31          (16)              80             90          (11)
                                            ----------------------------                ----------------------------
CORE INCOME                                       63              57           11              188            174            8
Restructuring-related items, after-tax            --             (18)         100              (19)           (29)          34
                                            ----------------------------                ----------------------------
INCOME                                         $  63           $  39           62           $  169         $  145           17
--------------------------------------------========================================================================================
Average assets (IN BILLIONS OF DOLLARS)        $   8           $   9          (11)          $    8         $    9          (11)
Return on assets                                3.12%           1.72%          --             2.82%          2.15%          --
--------------------------------------------========================================================================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                3.12%           2.52%                         3.14%          2.58%
--------------------------------------------========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
--------------------------------------------------------------------------------

Latin America (excluding Mexico) -- which provides banking, lending, including credit and charge cards, and insurance and investment services -- reported core income of $63 million and $188 million in the 2001 third quarter and nine months, respectively, compared with $57 million and $174 million in the 2000 periods. Income of $169 million in the 2001 nine months includes restructuring-related charges of $19 million ($28 million pretax). Income of $39 million and $145 million in the 2000 third quarter and nine months included restructuring-related charges of $18 million ($27 million pretax) and $29 million ($41 million pretax), respectively.

The net effects of foreign currency translation reduced income by approximately $9 million and $22 million, reduced revenue growth by approximately 8 and 6 percentage points, reduced expense growth by 6 and 5 percentage points, and reduced the provision for benefits, claims, and credit losses growth rates by 5 and 3 percentage points in the 2001 third quarter and nine months, respectively, from the comparable 2000 periods.

As shown in the following table, Latin America accounts declined as decreases in deposits and loan products were partially offset by growth in banking-related insurance products and cards. Average customer deposits declined in the 2001 third quarter, reflecting continued weak economic conditions in the region, strategy changes in certain countries, and foreign currency translation effects. Average loans declined 15% in the 2001 third quarter and 11% in the 2001 nine months, reflecting continued credit risk management initiatives and foreign currency translation effects.

                                       THREE MONTHS ENDED                             NINE MONTHS ENDED
                                           SEPTEMBER 30,                                 SEPTEMBER 30,
                                 -------------------------------       %        --------------------------       %
IN BILLIONS OF DOLLARS                 2001           2000          Change           2001          2000        Change
--------------------------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                  7.1             7.3           (3)             7.1            7.3          (3)
Average customer deposits             $10.2           $10.6           (4)           $10.6          $10.6          --
Average loans                         $ 5.8           $ 6.8          (15)           $ 6.2          $ 7.0         (11)
---------------------------------=========================================================================================

Revenues, net of interest expense, of $396 million in the 2001 third quarter were down $5 million or 1% from 2000, primarily reflecting weak economic conditions in Argentina and Chile as well as foreign currency translation effects, partially offset by increases in Puerto Rico. Revenues of $1.211 billion in the 2001 nine months declined $27 million or 2% from 2000, reflecting decreases in Chile and Brazil as well as foreign currency translation effects, partially offset by higher revenues in Venezuela and Peru. Adjusted operating expenses in the 2001 third quarter declined $22 million or 9% and decreased $30 million or 4% in the 2001 nine months compared to the 2000 periods, due to expense rationalization initiatives in Argentina, Brazil, and Chile as well as foreign currency translation effects.

The provisions for benefits, claims, and credit losses were $82 million and $225 million in the 2001 third quarter and nine months, up from $66 million in the third quarter of 2000 and essentially flat to $226 million in the 2000 nine months. Net credit losses in the 2001 third quarter were $76 million with a related loss ratio of 5.20%, up from $66 million and 4.28% in the 2001 second quarter and $67 million or 3.90% a year ago. The increase in net credit losses primarily reflects continued weakness in Argentina. Loans delinquent

90 days or more were $255 million or 4.51% of loans at September 30, 2001 compared with $285 million or 4.69% at June 30, 2001 and $303 million or 4.49% a year ago. The decrease in loans delinquent 90 days or more relates primarily to Puerto Rico due to the gradual liquidation of the auto loan portfolio.

Net credit losses and loans delinquent 90 days or more may increase from 2001 third quarter levels due to continued economic weakness in Argentina and the possible impact on the region from Argentina's difficulty in meeting its debt obligations. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 26.

CENTRAL & EASTERN EUROPE, MIDDLE EAST & AFRICA

                                               THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                   SEPTEMBER 30,                                SEPTEMBER 30,
                                           ----------------------------         %         --------------------------        %
IN MILLIONS OF DOLLARS                         2001          2000 (1)        Change          2001         2000 (1)        Change
------------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE        $ 140           $ 112           25            $ 405          $ 318            27
Total operating expenses (2)                      91              88            3              278            231            20
Provision for credit losses                       10               7           43               29             25            16
                                           ----------------------------                   --------------------------
CORE INCOME BEFORE TAXES                          39              17           NM               98             62            58
Income taxes                                      15               5           NM               35             20            75
                                           ----------------------------                   --------------------------
CORE INCOME                                       24              12          100               63             42            50
Restructuring-related items, after-tax            --              --           --               (1)             7            NM
                                           ----------------------------                   --------------------------
INCOME                                         $  24           $  12          100            $  62          $  49            27
-------------------------------------------=========================================================================================
Average assets (IN BILLIONS OF DOLLARS)        $   4           $   3           33            $   4          $   3            33
Return on assets                                2.38%           1.59%                         2.07%          2.18%
-------------------------------------------=========================================================================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on Assets                                2.38%           1.59%                         2.11%          1.87%
-------------------------------------------=========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Central & Eastern Europe, Middle East & Africa (CEEMEA -- including India and Pakistan) -- which provides banking, lending, including credit and charge cards, and investment services -- reported core income of $24 million and $63 million in the 2001 third quarter and nine months, respectively, up $12 million or 100% and $21 million or 50% from the 2000 periods, reflecting continued growth in loans and deposits across the region, partially offset by investments in new initiatives. Income of $62 million in the 2001 nine months included restructuring-related charges of $1 million ($1 million pretax). Income of $49 million in the 2000 nine months included restructuring-related credits of $7 million ($11 million pretax).

As shown in the following table, CEEMEA reported 37% account growth from a year ago, primarily reflecting growth in customer deposits, cards, and other lending as franchise growth efforts continued across the region.

                                               THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                  SEPTEMBER 30,                                 SEPTEMBER 30,
                                            -------------------------           %        ---------------------------         %
IN BILLIONS OF DOLLARS                          2001           2000          Change           2001          2000          Change
-----------------------------------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                           3.7             2.7           37              3.7            2.7            37
Average customer deposits                       $6.0            $3.9           54             $5.8           $3.7            57
Average loans                                   $2.3            $1.9           21             $2.3           $1.9            21
--------------------------------------------=======================================================================================

Revenues, net of interest expense, of $140 million and $405 million in the 2001 third quarter and nine months increased $28 million or 25% and $87 million or 27% from the comparable 2000 periods, while total operating expenses increased $3 million or 3% in the 2001 third quarter and $47 million or 20% in the 2001 nine months, reflecting franchise growth in the region, particularly deposits and cards.

The provision for credit losses of $10 million and $29 million in the 2001 third quarter and nine months was up from $7 million and $25 million in the comparable 2000 periods, primarily due to loan growth. The net credit loss ratio was 1.62% in the 2001 third quarter, down from 1.70% in the 2001 second quarter and up from 1.45% a year ago. Loans delinquent 90 days or more were $32 million or 1.30% of loans at September 30, 2001, essentially flat to $32 million or 1.31% at June 30, 2001 and down from $34 million or 1.73% at September 30, 2000.

Net credit losses and loans delinquent 90 days or more may increase from 2001 third quarter levels due to weakening global economic conditions. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 26.

E-CONSUMER

                                                THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                   SEPTEMBER 30,                                SEPTEMBER 30,
                                          -------------------------------       %       ------------------------------       %
IN MILLIONS OF DOLLARS                          2001          2000 (1)       Change          2001          2000 (1)       Change
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE         $ 54            $ 76          (29)            $136           $135             1
Adjusted operating expenses (2)                   80             122          (34)             235            337           (30)
                                          -------------------------------               ------------------------------
CORE LOSS BEFORE TAX BENEFITS                    (26)            (46)          43              (99)          (202)           51
Income tax benefits                              (12)            (15)          20              (39)           (75)           48
                                          -------------------------------               ------------------------------
CORE LOSS                                        (14)            (31)          55              (60)          (127)           53
Restructuring-related items, after-tax            --              --           --               (8)            --            --
                                          -------------------------------               ------------------------------
LOSS                                            ($14)           ($31)          55             ($68)         ($127)           46
------------------------------------------=========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
--------------------------------------------------------------------------------

e-Consumer -- the business responsible for developing and implementing Global Consumer Internet financial services products and e-commerce solutions -- reported losses before restructuring-related items of $14 million and $60 million in the 2001 third quarter and nine months, compared to losses of $31 million and $127 million in the 2000 third quarter and nine months. The loss of $68 million in the 2001 nine months included restructuring-related items of $8 million ($13 million pre-tax).

Revenues, net of interest expense, in the 2001 third quarter and nine months decreased $22 million and increased $1 million from the comparable 2000 periods, mainly reflecting lower realized investment gains, partially offset by revenue growth associated with both new and established product offerings. Adjusted operating expenses declined $42 million or 34% and $102 million or 30% from the 2000 third quarter and nine months, primarily due to the effect of initiatives discontinued in 2000, partially offset by continued investment spending on Internet financial services and products.

OTHER CONSUMER

                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                     ----------------------------------------------------------
IN MILLIONS OF DOLLARS                                    2001          2000 (1)       2001         2000 (1)
---------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                    $299            $297         $832           $666
Adjusted operating expenses (2)                             121             145          372            400
Provisions for benefits, claims, and credit losses          148             161          439            376
                                                     ----------------------------------------------------------
CORE INCOME (LOSS) BEFORE TAX BENEFITS                       30              (9)          21           (110)
Income taxes (benefits)                                       6              (6)          (1)           (46)
                                                     ----------------------------------------------------------
CORE INCOME (LOSS)                                           24              (3)          22            (64)
Restructuring-related items, after tax                       --              --           (4)             2
                                                     ----------------------------------------------------------
INCOME (LOSS)                                              $ 24             ($3)        $ 18           ($62)
-----------------------------------------------------==========================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
--------------------------------------------------------------------------------

Other Consumer -- which includes insurance operations, certain treasury and unallocated staff functions, global marketing, and other programs -- reported core income of $24 million and $22 million for the 2001 third quarter and nine months compared to losses before restructuring-related items of $3 million and $64 million in the 2000 third quarter and nine months. The improvement compared to the prior-year quarter was primarily due to a pension curtailment gain. The nine-month comparison also reflects higher treasury results. Income of $18 million in the 2001 nine months included restructuring-related items of $4 million ($7 million pretax). The loss of $62 million in the 2000 nine months included restructuring-related credits of $2 million ($3 million pretax). Revenues, expenses, and the provisions for benefits, claims, and credit losses reflect offsets to certain line-item reclassifications reported in other Global Consumer operating segments.

CONSUMER PORTFOLIO REVIEW

In the consumer portfolio, credit loss experience is expressed in terms of annualized net credit losses as a percentage of average loans. Pricing and credit policies reflect the loss experience of each particular product. Consumer loans are generally written off no later than a predetermined number of days past due on a contractual basis, or earlier in the event of bankruptcy. The number of days is set at an appropriate level according to loan product and country.

The following table summarizes delinquency and net credit loss experience in both the managed and on-balance sheet loan portfolios in terms of loans 90 days or more past due, net credit losses, and as a percentage of related loans.

CONSUMER LOAN DELINQUENCY AMOUNTS, NET CREDIT LOSSES, AND RATIOS

                                      TOTAL                                          AVERAGE
                                      LOANS        90 DAYS OR MORE PAST DUE (1)        LOANS           NET CREDIT LOSSES (1)
                                    ------------------------------------------------------------------------------------------------
IN MILLIONS OF DOLLARS,             SEPT. 30,   SEPT. 30,    June 30,    Sept. 30,   3RD QTR.     3RD QTR.    2ndt Qtr.   3rd Qtr.
  EXCEPT LOAN AMOUNTS IN BILLIONS     2001        2001       2001 (2)    2000 (2)      2001         2001      2001 (2)    2000 (2)
------------------------------------------------------------------------------------------------------------------------------------
Citibanking North America            $ 12.6     $    69     $    41       $   33      $ 11.6      $   33       $   18      $   15
  RATIO                                            0.55%       0.58%        0.46%                   1.12%        1.03%       0.86%
Mortgage Banking                       44.0       1,204       1,191          723        44.8          12            9           9
  RATIO                                            2.74%       2.61%        1.88%                   0.10%        0.08%       0.09%
Citi Cards                            104.7       1,908       1,775        1,295       103.0       1,423        1,383         942
  RATIO                                            1.82%       1.72%        1.34%                   5.48%        5.51%       3.95%
Other North America Cards               1.4           5           5           20         1.5          10           12          13
  RATIO                                            0.36%       0.29%        1.05%                   2.80%        2.92%       3.00%
CitiFinancial                          59.7       1,909       1,757        1,084        59.1         376          369         311
  RATIO                                            3.20%       3.00%        2.00%                   2.53%        2.55%       2.33%
Japan                                  15.5         174         129          105        14.7         149          130          99
  RATIO                                            1.12%       0.91%        0.76%                   4.04%        3.74%       3.15%
Western Europe                         19.1         817         740          829        18.6          85           84          84
  RATIO                                            4.29%       4.34%        5.09%                   1.82%        1.98%       2.01%
Asia (excluding Japan)                 21.1         348         338          350        21.3          65           65          64
  RATIO                                            1.65%       1.59%        1.57%                   1.21%        1.23%       1.14%
Mexico                                  5.6         507          25           15         3.8          33            3           2
  RATIO                                            9.06%       6.33%        5.75%                   3.43%        3.20%       3.54%
Latin America                           5.7         255         285          303         5.8          76           66          67
  RATIO                                            4.51%       4.69%        4.49%                   5.20%        4.28%       3.90%
CEEMEA                                  2.4          32          32           34         2.3          10           10           7
  RATIO                                            1.30%       1.31%        1.73%                   1.62%        1.70%       1.45%
The Citigroup Private Bank             25.3          78          64           90        25.0           2            3           2
  RATIO                                            0.31%       0.26%        0.36%                   0.03%        0.04%       0.03%
Other                                   3.5          20          22           14         3.5          10            2         (17)

------------------------------------------------------------------------------------------------------------------------------------
TOTAL MANAGED                        $320.6     $ 7,326     $ 6,404       $4,895      $315.0      $2,284       $2,154      $1,598
  RATIO                                            2.28%       2.10%        1.69%                   2.88%        2.85%       2.24%
-------------------------------------===============================================================================================
Securitized receivables               (66.8)     (1,214)     (1,115)        (911)      (63.0)       (812)        (838)       (502)
Loans held for sale                   (11.3)       (106)       (144)         (68)      (15.3)        (95)         (92)        (59)
-------------------------------------===============================================================================================
CONSUMER LOANS                       $242.5     $ 6,006     $ 5,145       $3,916      $236.7      $1,377       $1,224      $1,037
  RATIO                                            2.48%       2.29%        1.76%                   2.31%        2.19%       1.90%
-------------------------------------===============================================================================================

(1) The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.
(2)   Reclassified to conform to current period's presentation.
--------------------------------------------------------------------------------

CONSUMER LOAN BALANCES, NET OF UNEARNED INCOME

                                                 END OF PERIOD                                   AVERAGE
                                      -------------------------------------        -------------------------------------
                                       SEPT. 30,   JUNE 30,    Sept. 30,             3RD QTR.    2ND QTR.    3rd Qtr.
IN BILLIONS OF DOLLARS                   2001        2001         2000                 2001        2001        2000
------------------------------------------------------------------------------------------------------------------------
TOTAL MANAGED                           $320.6      $305.1      $289.4               $315.0       $302.6      $283.3
SECURITIZED RECEIVABLES                  (66.8)      (63.6)      (58.4)               (63.0)       (62.3)      (56.3)
Loans held for sale                      (11.3)      (16.6)       (9.0)               (15.3)       (16.5)      (10.0)
                                      -------------------------------------        -------------------------------------
CONSUMER LOANS                          $242.5      $224.9      $222.0               $236.7       $223.8      $217.0
--------------------------------------==================================================================================

Total delinquencies 90 days or more past due in the managed portfolio were $7.326 billion or 2.28% of loans at September 30, 2001, compared with $6.404 billion or 2.10% at June 30, 2001 and $4.895 billion or 1.69% at September 30, 2000. Total managed net credit losses in the 2001 third quarter were $2.284 billion and the related loss ratio was 2.88%, compared with $2.154 billion and 2.85% in the 2001 second quarter and $1.598 billion and 2.24% in the 2000 third quarter. For a discussion on trends by business, see the business discussions on pages 5
- 16.

Citicorp's allowance for credit losses of $9.918 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citicorp's allowance for credit losses attributed to the consumer portfolio was $5.239 billion at September 30, 2001, $4.914 billion at June 30, 2001 and $5.105 billion at September 30, 2000. The increase in the allowance for credit losses from the prior quarter is primarily due to the acquisitions of Banamex and EAB. The allowance as a percentage of loans on the balance sheet was 2.16% at September 30, 2001, down from 2.18% at June 30, 2001 and 2.30% a year ago. The decline in the allowance as a percentage of loans primarily reflects the growth in consumer loans. On-balance sheet consumer loans of $242.5 billion grew 9% from a year ago, primarily driven by the impact of the acquisitions of Banamex and EAB, as well as growth in Mortgage Banking, mainly student loans and mortgages, and CitiFinancial, mostly real-estate secured loans. On balance sheet loans in Citi Cards declined in the 2001 third quarter as growth in managed receivables was more than offset by increased securitization activity. In addition, loans increased in Japan and Western Europe, mainly in consumer finance, and decreased in Asia and Latin America. The attribution of the allowance is made for analytical purposes only and may change from time to time. Consumer net credit losses and loans 90 days or more past due may increase from 2001 third quarter levels as a result of portfolio growth and seasonal factors and as uncertain global economic conditions persist. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 26.

GLOBAL CORPORATE

                                                THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                  SEPTEMBER 30,                            SEPTEMBER 30,
                                           ----------------------------      %       ---------------------------        %
IN MILLIONS OF DOLLARS                         2001          2000 (1)      Change       2001         2000 (1)        Change
--------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE       $3,136          $2,638         19        $9,099         $7,878            15
Adjusted operating expenses (2)                1,708           1,493         14         4,852          4,420            10
Provisions for benefits, claims,
  and credit losses                              213             132         61           756            531            42
                                           ----------------------------              ---------------------------
CORE INCOME BEFORE TAXES
  AND MINORITY INTEREST                        1,215           1,013         20         3,491          2,927            19
Income taxes                                     425             367         16         1,236          1,070            16
Minority interest, after-tax                       6               8        (25)           18             11            64
                                           ----------------------------              ---------------------------
CORE INCOME                                      784             638         23         2,237          1,846            21
Restructuring-related items, after-tax            (1)             --         --           (70)             3            --
                                           ----------------------------              ---------------------------
INCOME                                        $  783          $  638         23        $2,167         $1,849            17
-------------------------------------------====================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
--------------------------------------------------------------------------------

The Global Corporate business serves corporations, financial institutions, governments, investors, and other participants in capital markets throughout the world and consists of the Corporate & Investment Bank and Emerging Markets Corporate Banking & Global Transaction Services (EM Corporate & GTS).

Global Corporate core income of $784 million and $2.237 billion in the 2001 third quarter and nine months increased $146 million or 23% and $391 million or 21% from the respective 2000 periods. The Corporate and Investment Bank core income of $356 million and $944 million in the 2001 third quarter and nine months increased $90 million or 34% and $94 million or 11% from the respective 2000 periods. EM Corporate & GTS core income of $428 million and $1.293 billion in the 2001 third quarter and nine months was up $56 million or 15% and $297 million or 30% from the comparable 2000 periods.

The increase in the Corporate & Investment Bank reflects increases in Fixed Income, gains on the sale of Associates Relocation and Canadian Fleet businesses, and gains on the sale of certain municipal bonds partially offset by declines in Global Equities and higher credit losses. EM Corporate & GTS core income growth reflects broad-based growth in trading-related revenues, the impact of net investment hedging, and disciplined expense management. The increase in the 2001 nine months also reflects lower net credit losses and the impact of a building sale in Asia during the second quarter of 2001.

Income of $783 million in the 2001 third quarter and $2.167 billion in the 2001 nine months included net restructuring-related charges of $1 million and $70 million, respectively. Income of $1.849 billion in the 2000 nine months included net restructuring-related credits of $3 million. See Note 8 of Notes to Consolidated Financial Statements for a discussion of the restructuring-related items.

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

Net credit losses and cash-basis loans may increase from the 2001 third quarter levels due to weakening global economic conditions, sovereign or regulatory actions and other factors. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 26.

CORPORATE AND INVESTMENT BANK

                                               THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                   SEPTEMBER 30,                                SEPTEMBER 30,
                                          -------------------------------      %        -----------------------------        %
IN MILLIONS OF DOLLARS                         2001          2000 (1)        Change          2001         2000 (1)        Change
------------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE       $1,437          $1,060           36           $3,826         $3,292            16
Adjusted operating expenses (2)                  713             532           34            1,746          1,585            10
Provision for credit losses                      181             113           60              631            363            74
                                          -------------------------------               -----------------------------
CORE INCOME BEFORE TAXES
  AND MINORITY INTEREST                          543             415           31            1,449          1,344             8
Income taxes                                     187             149           26              505            494             2
Minority interest, after-tax                      --              --           --               --             --            --
                                          -------------------------------               -----------------------------
CORE INCOME                                      356             266           34              944            850            11
Restructuring-related items, after tax            --              --           --              (40)            --            --
                                          -------------------------------               -----------------------------
INCOME                                        $  356          $  266           34           $  904         $  850             6
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
--------------------------------------------------------------------------------

The Corporate and Investment Bank, through the Global Relationship Bank (excluding Transaction Services), provides products and services that include foreign exchange, structured products, derivatives, loans, leasing and commercial finance products.

The Corporate and Investment Bank core income of $356 million and $944 million in the 2001 third quarter and nine months increased $90 million or 34% and $94 million or 11% from the respective 2000 periods. The increase reflects increases in Fixed Income, gains on sale of Associates Relocation and Canadian Fleet businesses, and gains on the sale of certain municipal bonds, partially offset by higher credit losses. Income of $904 million in the 2001 nine months includes net restructuring-related charges of $40 million ($65 million pretax).

Revenues, net of interest expense, of $1.437 billion and $3.826 billion in the 2001 third quarter and nine months increased $377 million or 36% and $534 million or 16%, respectively, from the comparable 2000 periods. The increase primarily reflects increases in Fixed Income, gains on the sale of Associates Relocation and Canadian Fleet businesses and gains on the sale of municipal bonds from the available-for-sale portfolio.

Adjusted operating expenses were $713 million and $1.746 billion in the 2001 third quarter and nine months, up $181 million or 34% and $161 million or 10% compared to the prior-year periods, driven by higher compensation expenses.

The provision for credit losses was $181 million in the 2001 third quarter and $631 million in the 2001 nine months, up $68 million and $268 million from the respective 2000 periods. The increase was primarily due to higher net credit losses in the transportation portfolio and asbestos-related bankruptcies combined with higher net credit losses in the retail, telecommunication, and airline industries.

Cash-basis loans were $1.225 billion at September 30, 2001, $1.149 billion at June 30, 2001, $776 million at December 31, 2000, and $648 million at September 30, 2000, reflecting increases in the transportation portfolio, asbestos-related bankruptcies, and borrowers in the retail and telecommunication industries. The OREO portfolio totaled $110 million, down $5 million from December 31, 2000 and $12 million from September 30, 2000. The improvements in OREO were primarily related to the North America real estate portfolio. The increase in Other Repossessed Assets was primarily due to increased repossessed transportation equipment. Losses on commercial lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Net credit losses and cash-basis loans may increase from the 2001 third quarter levels due to the further impact of the September 11th events on a weakening U.S. economy. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 26.

EMERGING MARKETS CORPORATE BANKING AND GLOBAL TRANSACTION SERVICES

                                               THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                 SEPTEMBER 30,                               SEPTEMBER 30,
                                          -----------------------------       %       ----------------------------         %
IN MILLIONS OF DOLLARS                         2001          2000 (1)      Change          2001         2000 (1)        Change
---------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE       $1,699          $1,578          8           $5,273         $4,586            15
Adjusted operating expenses (2)                  995             961          4            3,106          2,835            10
Provision for credit losses                       32              19         68              125            168           (26)
                                          -----------------------------               ----------------------------
CORE INCOME BEFORE TAXES
  AND MINORITY INTEREST                          672             598         12            2,042          1,583            29
Income taxes                                     238             218          9              731            576            27
Minority interest, after-tax                       6               8        (25)              18             11            64
                                          -----------------------------               ----------------------------
CORE INCOME                                      428             372         15            1,293            996            30
Restructuring-related items, after-tax            (1)             --         --              (30)             3            --
                                          -----------------------------               ----------------------------
INCOME                                        $  427          $  372         15           $1,263         $  999            26
------------------------------------------=======================================================================================
Average assets (IN BILLIONS OF DOLLARS)       $  114          $  100         14             $112            $96            17
Return on assets                                1.49%           1.48%                       1.51%          1.39%
------------------------------------------=======================================================================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                1.49%           1.48%                       1.54%          1.39%
------------------------------------------=======================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
--------------------------------------------------------------------------------

Citicorp's EM Corporate & GTS business offers a wide array of banking and financial services products in the emerging markets (excluding Mexico) and also includes the global operations of Transaction Services. In June 2000, EM Corporate & GTS completed the acquisition of a majority interest in Bank Handlowy, a leading bank in Poland.

EM Corporate & GTS core income of $428 million and $1.293 billion in the 2001 third quarter and nine months was up $56 million or 15% and $297 million or 30% from the comparable 2000 periods. The improvements reflect growth in trading-related revenues across all regions, the impact of net investment hedging, and disciplined expense management. The increase in the 2001 nine months also reflects lower net credit losses and the impact of a building sale in Asia in the second quarter of 2001. Income of $427 million in the 2001 third quarter and $1.263 billion for the 2001 nine months included restructuring-related charges of $1 million ($1 million pretax) and $30 million ($43 million pretax), respectively. Income of $999 million in the 2000 nine months included a restructuring-related credit of $3 million ($3 million pretax).

Revenues, net of interest expense, were $1.699 billion and $5.273 billion in the 2001 third quarter and nine months, up $121 million or 8% and $687 million or 15% from the respective 2000 periods. Revenue growth primarily reflects higher trading-related revenues and loan portfolio revenues across all regions and benefits from net investment hedging in CEEMEA and Latin America. The increase in the 2001 nine months also reflects the impact of a building sale in Asia.

Adjusted operating expenses increased $34 million or 4% to $995 million in the 2001 third quarter and $271 million or 10% to $3.106 billion in the 2001 nine months compared to the respective 2000 periods. The increases reflect volume-related increases, partially offset by cost controls in all regions and benefits from foreign currency translation effects. The increase in the 2001 nine months also reflects the impact of the acquisition of Bank Handlowy.

The provision for credit losses totaled $32 million and $125 million in the 2001 third quarter and nine months, up $13 million or 68% from the 2000 third quarter, but down $43 million or 26% from the 2000 nine months, respectively. The increase in the 2001 third quarter reflects higher net credit losses in Australia, Malaysia and Argentina. The decrease in the 2001 nine months was primarily caused by net credit losses in Indonesia in the 2000 first quarter and Bolivia in the 2000 second quarter. Cash-basis loans were $1.563 billion at September 30, 2001, $1.279 billion at June 30, 2001, $1.069 billion at December 31, 2000, and $1.091 billion at September 30, 2000, primarily reflecting increases in Argentina, Australia, and New Zealand. Losses on commercial lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Net credit losses and cash-basis loans may increase from the 2001 third quarter levels due to weakening global economic conditions, sovereign or regulatory actions, and other factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 26.

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

                                                 SEPT. 30,     June 30,      Mar. 31,         Dec. 31,     Sept. 30,
IN MILLIONS OF DOLLARS                             2001          2001          2001             2000          2000
-------------------------------------------------------------------------------------------------------------------------
COMMERCIAL CASH-BASIS LOANS
   Corporate and Investment Bank                  $1,225        $1,149        $1,149          $   776       $   648
   EM Corporate & GTS                              1,563         1,279         1,137            1,069         1,091
   Mexico                                            600           164            68               79            80
                                             ----------------------------------------------------------------------------
Total Global Corporate                             3,388         2,592         2,354            1,924         1,819
Investment Activities                                  6            13             8                2             4
                                             ----------------------------------------------------------------------------
TOTAL COMMERCIAL CASH-BASIS LOANS (1)             $3,394        $2,605        $2,362          $ 1,926        $1,823
---------------------------------------------============================================================================
NET CREDIT LOSSES
   Corporate and Investment Bank                  $  244        $  230        $  219          $   201          $104
   EM Corporate & GTS                                 32            53            40               32            18
   Mexico                                              7             4             8                5             5
                                             ----------------------------------------------------------------------------
Total Global Corporate                            $  283        $  287        $  267          $   238          $127
Investment Activities                                 --            --            --               --             7
                                             ----------------------------------------------------------------------------
TOTAL NET CREDIT LOSSES                           $  283        $  287        $  267          $   238          $134
---------------------------------------------============================================================================

(1) Prior period cash-basis loans were restated to change the policy of the Associates Commercial Leasing business for suspending accrual of interest on past due loans to conform with other leasing businesses in the Corporate & Investment Bank. The prior policy of placing loans that are 60 days or more past due into cash-basis, was changed to 90 days or more past due.
--------------------------------------------------------------------------------

Total commercial cash-basis loans were $3.394 billion at September 30, 2001, $2.605 billion at June 30, 2001, $2.362 billion at March 31, 2001, $1.926 billion at December 31, 2000, and $1.823 billion at September 30, 2000. Cash-basis loans in the Corporate and Investment Bank were $1.225 billion at September 30, 2001, $1.149 billion at June 30, 2001 and March 31, 2001, $776 million at December 31, 2000, and $648 million at September 30, 2000, reflecting increases in the transportation portfolio, asbestos-related bankruptcies, and borrowers in the retail and telecommunication industries.

EM Corporate & GTS cash-basis loans were $1.563 billion at September 30, 2001, $1.279 billion at June 30, 2001, $1.137 billion at March 31, 2001, $1.069 billion at December 31, 2000, and $1.091 billion at September 30, 2000, primarily reflecting increases in Argentina, Australia, and New Zealand. Mexico cash basis loans were $600 million at September 30, 2001, $164 million at June 30, 2001, $68 million at March 31, 2001, $79 million at December 31, 2000, and $80 million at September 30, 2000. The increase is primarily due to the acquisition of Banamex.

Other Repossessed Assets at September 30, 2001 were $479 million, up $187 million from December 31, 2000 and up $232 million from September 30, 2000. The increase in Other Repossessed Assets was primarily due to increased repossessed transportation equipment in CitiCapital and the acquisition of Banamex.

Total commercial loans outstanding at September 30, 2001 were $157 billion compared to $138 billion at December 31, 2000.

Total commercial net credit losses of $283 million in the third quarter of 2001 increased $149 million compared to the third quarter of 2000, primarily reflecting increases in the Corporate and Investment Bank and EM Corporate & GTS. Corporate and Investment Bank net credit losses of $244 million in the 2001 third quarter were up $140 million compared to the third quarter of 2000, primarily reflecting higher net credit losses in the transportation portfolio and asbestos-related bankruptcies combined with higher net credit losses in the retail, telecommunication, and airline industries. EM Corporate & GTS net credit losses of $32 million in the 2001 third quarter were up $14 million from the respective 2000 period, primarily due to higher net credit losses in Australia, Malaysia and Argentina. Mexico net credit losses of $7 million in the 2001 third quarter were up $2 million from the respective 2000 period, primarily reflecting the acquisition of Banamex. For a further discussion of trends by business, see the business discussions on pages 13 and 19 - 20.

Citicorp's allowance for credit losses of $9.918 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citicorp's allowance for credit losses attributed to the commercial portfolio was $4.679 billion at September 30, 2001 compared to $4.003 billion at June 30, 2001, $4.001 billion at March 31, 2001, $4.015 billion at December 31, 2000, and $3.795 billion at September 30, 2000. The increase in the allowance at December 31, 2000 primarily reflects additional provisions related to the transportation portfolio. The increase in the allowance at September 30, 2001 primarily reflects the acquisitions of Banamex and EAB. Losses on commercial lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Commercial net credit losses and cash-basis loans may increase from 2001 third quarter levels due to the impact of the September 11th terrorist attack on a weakening global economy. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 26.

                                                 SEPT. 30,      June 30,      Mar. 31,      Dec. 31,      Sept. 30,
IN BILLIONS OF DOLLARS                             2001           2001          2001          2000           2000
------------------------------------------------------------------------------------------------------------------------
COMMERCIAL ALLOWANCE FOR CREDIT LOSSES            $4.679         $4.003        $4.001        $4.015         $3.795
As a percentage of total commercial loans           2.98%          2.79%         2.75%         2.92%          2.72%
-------------------------------------------------=======================================================================

GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING

                                               THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                  SEPTEMBER 30,                               SEPTEMBER 30,
                                             --------------------------       %       ---------------------------        %
IN MILLIONS OF DOLLARS                         2001          2000 (1)      Change        2001         2000 (1)        Change
---------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE         $541            $467         16         $1,606         $1,421            13
Adjusted operating expenses (2)                  371             357          4          1,114          1,026             9
Provision for benefits, claims
  and credit losses                               32              (3)        NM             62             22            NM
                                             --------------------------               ---------------------------
CORE INCOME BEFORE TAXES
  AND MINORITY INTEREST                          138             113         22            430            373            15
Income taxes                                      46              41         12            152            138            10
Minority interest, after-tax                      --              --         --              1             --            NM
                                             --------------------------               ---------------------------
CORE INCOME                                       92              72         28            277            235            18
Restructuring-related items, after-tax            --              --         --             (6)             1            NM
                                             --------------------------               ---------------------------
INCOME                                          $ 92            $ 72         28         $  271         $  236            15
---------------------------------------------====================================================================================

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

Global Investment Management and Private Banking core income of $92 million in the 2001 third quarter and $277 million in the 2001 nine months was up $20 million or 28% and $42 million or 18% from the year-ago periods. The increase in core income primarily reflects growth in The Citigroup Private Bank, up $14 million or 18% and $45 million or 19% in the 2001 third quarter and nine months, respectively, from the year-ago periods, primarily due to increased customer activity including higher loan volumes and spreads, as well as the impact of lower interest rates.

Income of $271 million in the 2001 nine months included a restructuring-related charge of $6 million ($12 million pretax). Income of $236 million in the 2000 nine months included a restructuring-related credit of $1 million ($2 million pretax). See Note 8 of Notes to Consolidated Financial Statements for a discussion of the restructuring-related items.

CITIBANK ASSET MANAGEMENT

                                                THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                   SEPTEMBER 30,                               SEPTEMBER 30,
                                              --------------------------       %        -------------------------       %
IN MILLIONS OF DOLLARS                          2001          2000 (1)       Change       2001         2000 (1)      Change
------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE         $176            $130           35          $476           $382          25
Adjusted operating expenses (2)                  150             142            6           432            386          12
Provision for benefits and claims (3)             28              --           NM            55             --          NM
                                              --------------------------                -------------------------
CORE LOSS BEFORE TAXES
  AND MINORITY INTEREST                           (2)            (12)          83           (11)            (4)         NM
Income tax
benefits                                          (1)             (5)          80            (6)            (1)         NM
Minority interest,
after-tax                                         --              --           --             1             --          NM
                                              --------------------------                -------------------------
CORE LOSS                                         (1)             (7)          86            (6)            (3)       (100)
Restructuring-related items, after-tax            --              --           --            (2)            --          NM
                                              --------------------------                -------------------------
LOSS                                             ($1)            ($7)          86           ($8)           ($3)         NM
----------------------------------------------================================================================================
Assets under management
  (IN BILLIONS OF DOLLARS)  (4) (5)             $143            $153           (7)         $143           $153          (7)
----------------------------------------------================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
(3) In the fourth quarter of 2000, a year-to-date reclassification occurred which increased both revenues and provision for benefits and claims.
(4) Includes $29 billion and $31 billion in 2001 and 2000, respectively, for The Citigroup Private Bank clients.
(5) Includes Emerging Markets Pension Administration assets under management of $6 billion and $4 billion in 2001 and 2000, respectively.
NM    Not meaningful
--------------------------------------------------------------------------------

Citibank Asset Management offers institutional, high net worth, and retail clients a broad range of investment alternatives from investment centers located around the world and also includes the pension administration business of Global Retirement Services. Products and services offered include mutual funds, closed-end funds, separately managed accounts, and pension administration.

Citibank Asset Management reported a core loss of $1 million in the 2001 third quarter, an increase in income of $6 million from the 2000 third quarter, primarily reflecting the impact of the Generar acquisition in Argentina. The Generar acquisition, consisting of pension fund, retirement services/annuities, and death and disability insurance companies, was effective January 1, 2001. Core loss of $6 million in the 2001 nine months increased $3 million from the comparable 2000 period, primarily due to the transfer of funds to Citigroup Mutual Fund Management, a Salomon Smith Barney entity, partially offset by the impact of the Generar and other acquisitions in the Global Retirement Services business. Loss of $8 million in the 2001 nine months included a restructuring-related charge of $2 million ($4 million pretax).

Assets under management for the 2001 third quarter declined $10 billion or 7% from the year-ago quarter to $143 billion, primarily reflecting the transfer of funds to Citigroup Mutual Fund Management to address the requirements of the effect of the Gramm-Leach-Bliley Act. This Act would have obligated Citibank to register as an investment advisor.

Revenues, net of interest expense, of $176 million and $476 million in the 2001 third quarter and nine months, respectively, increased $46 million or 35% and $94 million or 25% from the 2000 third quarter and nine months, respectively, primarily reflecting the impact of the Generar acquisition and the impact of a benefits and claims reclassification. The nine-month period increase also reflects the impact of other acquisitions in the Global Retirement Services business, partially offset by the transfer of funds to Citigroup Mutual Fund Management.

Adjusted operating expenses of $150 million and $432 million in the 2001 third quarter and nine months, respectively, increased $8 million or 6% and $46 million or 12% from the comparable 2000 periods. The increase in the 2001 third quarter and nine months primarily reflects the Generar acquisition. The nine-month period increase also reflects the impact of other acquisitions in the Global Retirement Services business, partially offset by the transfer of funds to Citigroup Mutual Fund Management.

THE CITIGROUP PRIVATE BANK

                                                THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                   SEPTEMBER 30,                              SEPTEMBER 30,
                                             ----------------------------      %       -------------------------        %
IN MILLIONS OF DOLLARS                         2001          2000 (1)        Change       2001         2000 (1)      Change
-------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE        $ 365           $ 337            8        $1,130         $1,039           9
Adjusted operating expenses (2)                  221             215            3           682            640           7
Provision (benefit) for credit losses              4              (3)          NM             7             22         (68)
                                             ----------------------------              -------------------------
CORE INCOME BEFORE TAXES                         140             125           12           441            377          17
Income taxes                                      47              46            2           158            139          14
                                             ----------------------------              -------------------------
CORE INCOME                                       93              79           18           283            238          19
Restructuring-related items, after-tax            --              --           --            (4)             1          NM
                                             ----------------------------              -------------------------
INCOME                                         $  93           $  79           18        $  279         $  239          17
---------------------------------------------==================================================================================
Average assets (IN BILLIONS OF DOLLARS)        $  26           $  26           --        $   26         $   25           4
Return on assets                                1.42%           1.21%                      1.43%          1.28%
-------------------------------------------------------------------------------------------------------------------------------
Client business volumes under
  Management (IN BILLIONS OF DOLLARS)            149             154           (3)          149            154          (3)
---------------------------------------------==================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

The Citigroup Private Bank provides personalized wealth management services for high net worth clients around the world. The Citigroup Private Bank core income was $93 million in the 2001 third quarter and $283 million in the 2001 nine months, up $14 million or 18% and $45 million or 19% from the 2000 periods, primarily reflecting increased customer activity across most products. Income of $279 million for the 2001 nine months included a restructuring-related charge of $4 million ($7 million pretax). Income of $239 million in the 2000 nine months included a restructuring-related credit of $1 million ($2 million pretax).

Client business volumes under management, which include custody accounts, client assets under fee-based management, deposits, and loans, were $149 billion at the end of the 2001 third quarter, down $5 billion or 3% from $154 billion at the end of the year-ago quarter. The decrease primarily reflects declines in CEEMEA and Europe, partially offset by growth in Asia.

Revenues, net of interest expense, were $365 million in the 2001 third quarter and $1.130 billion in the nine months, up $28 million or 8% and $91 million or 9% from the 2000 periods. Revenue growth was driven by the impact of lower interest rates, increased fee revenue, and higher loan volumes and spreads. In the 2001 third quarter and nine months, the increase in revenues reflects continued favorable trends in the U.S., up $15 million or 12% and $41 million or 11%, respectively, from the comparable 2000 periods. International revenues increased $13 million or 6% from the 2000 third quarter and $50 million or 7% from the 2000 nine months, primarily due to growth in Asia and Japan.

Adjusted operating expenses of $221 million and $682 million in the 2001 third quarter and nine months were up $6 million or 3% and $42 million or 7% from the respective 2000 periods, primarily reflecting higher levels of revenues and investment spending in front-end sales and servicing capabilities.

The provision for credit losses was $4 million in the 2001 third quarter and $7 million in the 2001 nine months, up $7 million from the 2000 third quarter and down $15 million from the 2000 nine-month period. The 2001 nine-month decline from the 2000 period was primarily related to a provision taken in the 2000 periods for a loan in Europe. Loans 90 days or more past due at the 2001 quarter-end were $78 million or 0.31% of total loans outstanding, compared with $90 million or 0.36% at the end of the 2000 third quarter.

CORPORATE/OTHER

                                                THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                    SEPTEMBER 30,                             SEPTEMBER 30,
                                             --------------------------       %       -------------------------     %
IN MILLIONS OF DOLLARS                         2001          2000 (1)       Change       2001         2000 (1)    Change
--------------------------------------------------------------------------------------------------------------------------
ADJUSTED REVENUES,
   NET OF INTEREST EXPENSE (2)                $   27            ($76)         NM          $141          ($155)       NM
Adjusted operating expenses (2)                  132             110          20           325            462       (30)
Provision (benefit) for credit losses              2              --          NM             1             (6)       NM
                                             --------------------------               -------------------------
CORE LOSS BEFORE TAX BENEFITS
 AND MINORITY INTEREST                          (107)           (186)         42          (185)          (611)       70
Income tax benefits                              (58)            (66)         12           (51)          (234)       78
Minority interest, after-tax                       4               1          NM             3              1        NM
                                             --------------------------               -------------------------
CORE LOSS                                        (53)           (121)         56          (137)          (378)       64
Restructuring-related items, after-tax (3)         3             (26)         NM             4           (122)       NM
                                             --------------------------               -------------------------
LOSS                                            ($50)          ($147)         66         ($133)         ($500)       73
--------------------------------------------==============================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes Housing Finance unit charge and restructuring-related items.
(3) The 2000 nine-month period includes a $71 million (after-tax) charge associated with the discontinuation of the loan origination operations of the Associates Housing Finance unit.
NM    Not meaningful
--------------------------------------------------------------------------------

Corporate/Other includes net corporate treasury results, corporate staff and other corporate expenses, certain inter-segment eliminations, and the remainder of Internet-related development activities not allocated to the individual businesses.

Adjusted revenues, net of interest expense, in the 2001 third quarter and nine months increased by $103 million and $296 million from the 2000 third quarter and nine months, respectively, primarily reflecting lower treasury costs and higher inter-segment eliminations. Adjusted operating expenses in the 2001 third quarter increased $22 million over the prior-year period, reflecting increases in certain unallocated corporate costs and inter-segment eliminations, partially offset by lower employee-related costs. Adjusted operating expenses in the 2001 nine months decreased $137 million from the 2000 nine months, primarily reflecting a 2000 first quarter $108 million pretax expense for the contribution of appreciated venture capital securities to the Citigroup Foundation, which had minimal impact on Citicorp's earnings after related tax benefits and investment gains. Results in the 2001 nine months also reflect lower technology expenses due to costs associated with year 2000 remediation in the 2000 first quarter, and lower employee-related costs, partially offset by higher inter-segment eliminations.

INVESTMENT ACTIVITIES

                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                              SEPTEMBER 30,                     SEPTEMBER 30,
                                                       -------------------------------------------------------------
IN MILLIONS OF DOLLARS                                      2001          2000 (1)          2001         2000 (1)
--------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                     ($345)           $441            ($96)        $2,096
Total operating expenses                                       26              36              77             84
Provision for credit losses                                    --               7              --              7
                                                       -------------------------------------------------------------
INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST             (371)            398            (173)         2,005
Income taxes (benefits)                                      (133)            150             (80)           738
Minority interest, after-tax                                    -              (1)             (2)            (1)
                                                       -------------------------------------------------------------
INCOME (LOSS)                                               ($238)           $249            ($91)        $1,268
-------------------------------------------------------==============================================================

(1)   Reclassified to conform to the current period's presentation.
--------------------------------------------------------------------------------

Investment Activities primarily consists of Citicorp's venture capital activities, securities transactions related to certain corporate investments, the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature, and the investment portfolio related to Banamex.

Losses for the 2001 third quarter of $238 million, as compared to income of $249 million in the 2000 third quarter, primarily reflects lower venture capital results, lower realized gains in the refinancing portfolios, and impairment write-downs in the 2001 third quarter in certain proprietary investments, partially offset by increased gains in certain proprietary investments. Losses for the 2001 nine months of $91 million, as compared to income of $1.268 billion in the 2000 nine-month period, primarily reflects lower venture capital results compared to the exceptionally strong equity markets in the 2000 first quarter. The 2000 first quarter included write-downs in the refinancing portfolio.

Investment Activities results may fluctuate in the future as a result of market and asset-specific factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See
"Forward-Looking Statements" below.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could". These forward-looking statements involve risks and uncertainties including, but not limited to, global political conditions, sovereign or regulatory actions, the impact of the September 11th terrorist attack, levels of activity in the global capital markets, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors; weakening global economic conditions, Argentina's difficulty in meeting its debt obligations, the performance of global financial markets and prevailing inflation and interest rates; the impact of proposed rules that would govern the regulatory treatment of merchant banking investments and certain similar equity investments in nonfinancial companies; possible amendments to, and interpretations of, risk-based capital guidelines and reporting instructions; the resolution of legal proceedings and related matters; and the Company's success in managing the costs associated with the expansion of existing distribution channels and developing new ones, and in realizing increased revenues from such distribution channels, including cross-selling initiatives and electronic commerce-based efforts.

MANAGING GLOBAL RISK

The Citicorp Risk Management framework recognizes the wide range and diversity of global business activities by balancing strong corporate oversight with defined independent risk management functions at the business level. The Citicorp Risk Management Framework is described in detail in Citicorp's 2000 Annual Report on Form 10-K.

THE CREDIT RISK MANAGEMENT PROCESS

The credit risk management process at Citicorp relies on corporate-wide standards to ensure consistency and integrity, with business-specific policies and practices to ensure applicability and ownership. Citicorp's credit risk management process is described in detail in Citicorp's 2000 Annual Report on Form 10-K.

THE MARKET RISK MANAGEMENT PROCESS

Market risk encompasses liquidity risk and price risk, both of which arise in the normal course of business of a global financial intermediary. Liquidity risk is the risk that some entity, in some location and in some currency, may be unable to meet a financial commitment to a customer, creditor, or investor when due.

Market risk at Citicorp is managed through corporate-wide standards and business-specific policies and procedures which are described more fully in Citicorp's 2000 Annual Report on Form 10-K.

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

Citicorp's primary non-trading price risk exposure is to movements in U.S. dollar interest rates. Citicorp also has Earnings-at-Risk in various other currencies.

The following table illustrates the impact to Citicorp pretax earnings from a 100 basis point increase or decrease in the U.S. dollar yield curve. As of September 30, 2001, a 100 basis point increase in U.S. dollar interest rates would have a potential negative impact on pre-tax earnings within the next twelve months of $475 million and the negative impact ranged from $285 million to $475 million at each month-end during the quarter. A 100 basis point decrease in U.S. dollar interest rates would have a potential positive impact on pre-tax earnings within the next 12 months of $489 million and the positive impact ranged from $348 million to $489 million at each month-end during the quarter. The potential impact on pre-tax earnings for periods beyond the first 12 months was an increase of $833 million from a 100 basis point increase in U.S. dollar interest rates and a decrease of $1.025 million from a 100 basis point decrease in U.S. dollar interest rates. The change in Earnings-at-Risk from the prior year and from the prior year-end reflects the growth in Citicorp's fixed funding, the reduction in the use of derivatives in managing our risk portfolio, the cancellation of receive fixed swaps, as well as the change in mortgage prepayment characteristics in our portfolio, offset by the acquisition of Banamex and the change in the asset/liability mix to reflect Citicorp's current view of interest rates.

As of September 30, 2001, the statistical equivalent of a 100 basis point increase in non-U.S. dollar interest rates would have a potential positive impact on Citicorp's pre-tax earnings over the next 12 months of $78 million and the impact ranged from a negative impact of $326 million to a positive impact of $78 million at each month-end during the quarter. The statistical equivalent of a 100 basis point decrease in non-U.S. dollar interest rates would have a potential negative impact on Citicorp's pre-tax earnings over the next 12 months of $75 million and the impact ranged from a positive impact of $328 million to a negative impact of $75 million at each month-end during the quarter. The potential impact on pre-tax earnings for periods beyond the first 12 months was a decrease of $1.059 billion for the statistical equivalent of a 100 basis point increase in non-U.S. dollar interest rates and an increase of $1.075 billion for the statistical equivalent of a 100 basis point decrease in non-U.S. dollar interest rates. The change in the non-U.S. dollar Earnings-at-Risk from the prior-year and from prior year-end reflects the change in the use of derivatives in managing the risk portfolio, the acquisition of Banamex, and a change in the asset/liability mix to reflect Citicorp's current view of interest rates.

CITICORP EARNINGS-AT-RISK (IMPACT ON PRETAX EARNINGS) (1)

                                      SEPTEMBER 30, 2001                            December 31, 2000

IN MILLIONS OF DOLLARS       U.S. DOLLAR         NON-U.S. DOLLAR (2)(3)       U.S. Dollar        Non-U.S. Dollar
---------------------------------------------------------------------------------------------------------------------
                         INCREASE    DECREASE    INCREASE     DECREASE     Increase  Decrease   Increase   Decrease
                         --------------------------------------------------------------------------------------------
Twelve months
  and less                ($475)     $   489      $    78         ($75)     ($433)     $ 460      ($198)     $201
Thereafter                  833       (1,025)      (1,059)       1,075        217       (320)      (105)      121
                         --------------------------------------------------------------------------------------------
Total                     $ 358      ($  536)     ($  981)     $ 1,000      ($216)     ($140)     ($303)     $322
-------------------------============================================================================================
                                   September 30, 2000

IN MILLIONS OF DOLLARS         U.S. Dollar          Non-U.S. Dollar
-----------------------------------------------------------------------
                            Increase   Decrease    Increase   Decrease
                        -----------------------------------------------
Twelve months
  and less                   ($468)       $487       ($207)       $210
Thereafter                    (256)        190        (161)        178
                        -----------------------------------------------
Total                        ($724)       $677       ($368)       $388
                        ===============================================

(1) Prior-year information has been restated to reflect reorganizations and a change in assumptions (specifically revising the measurement of Earnings-at-Risk from a two standard deviation change in interest rates to a 100 basis point change). These changes were made to reflect a more consistent view for managing price risk throughout the organization.
(2) Primarily results from Earnings-at-Risk in the Japanese Yen, the Euro, and the Mexican Peso.
(3) The impact of the Banamex acquisition on Earnings-at-Risk is included in the non-U.S. dollar Increase/Decrease totals for September 30, 2001 only and was ($253) million and $253 million, respectively.
--------------------------------------------------------------------------------

TRADING PORTFOLIOS

Price risk in trading portfolios is measured through a complementary set of tools, including Factor Sensitivities, Value-at-Risk, and Stress Testing. Each trading portfolio has its own market risk limit framework, encompassing these measures and other controls, including permitted product lists and a new product approval process for complex products, established by the business and approved by independent market risk management.

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

New and/or complex products in trading portfolios are required to be reviewed and approved by the Global Corporate Capital Markets Approval Committee (CMAC). The CMAC is responsible for ensuring that all relevant risks are identified and understood and can be measured, managed, and reported in accordance with applicable Global Corporate policies and practices. The CMAC is made up of senior representatives from market and credit risk management, legal, accounting, operations, and other support areas, as required. The level of price risk exposure at any given point in time depends on the market environment and expectations of future price and market movements, and will vary from period to period.

For Citicorp's major trading centers, the aggregate pretax Value-at-Risk in the trading portfolios was $23 million at September 30, 2001. Daily exposures averaged $24 million during the 2001 third quarter and ranged from $20 million to $30 million.

The following table summarizes Value-at-Risk in the trading portfolios as of September 30, 2001 and December 31, 2000, along with the averages.

                                                                                       2001                              Full
                                                                                      THIRD                              Year
                                                                 SEPTEMBER 30,       QUARTER        December 30,         2000
IN MILLIONS OF DOLLARS                                               2001            AVERAGE            2000          Average (1)
------------------------------------------------------------------------------------------------------------------------------------
Interest rate                                                         $16               $18              $18               $17
Foreign exchange                                                       10                11                9                 9
Equity                                                                  9                 7               20                14
All other (primarily commodity)                                         6                 6                9                 5
Covariance adjustment                                                 (18)              (18)             (27)              (21)
                                                               ---------------------------------------------------------------------
Total                                                                 $23               $24              $29               $24
---------------------------------------------------------------=====================================================================

(1) Prior-year information has been restated from that previously presented to reflect reorganizations and a change in assumptions to reflect a more consistent view for managing price risk throughout the organization.
--------------------------------------------------------------------------------

The table below provides the range of Value-at-Risk in the trading portfolios that was experienced during the third quarter of 2001 and all of 2000.

                                                                              2001                             2000 (1)
                                                               ---------------------------------------------------------------------
IN MILLIONS OF DOLLARS                                                LOW              HIGH              Low              High
------------------------------------------------------------------------------------------------------------------------------------
Interest rate                                                        $15               $22              $13               $29
Foreign exchange                                                       6                16                5                18
Equity                                                                 5                12                9                31
All other (primarily commodity)                                        5                 8                1                18
---------------------------------------------------------------=====================================================================

(1) Prior-year information has been restated from that previously presented to reflect reorganizations and a change in assumptions to reflect a more consistent view for managing price risk throughout the organization.
--------------------------------------------------------------------------------

MANAGEMENT OF CROSS-BORDER RISK

Cross-border risk is the risk that Citicorp will be unable to obtain payment from customers on their contractual obligations as a result of actions taken by foreign governments such as exchange controls, debt moratoria, and restrictions on the remittance of funds. Citicorp manages cross-border risk as part of the Citigroup Risk Management framework described in Citicorp's 2000 Annual Report on Form 10-K.

The following table presents total cross-border outstandings and commitments on a regulatory basis in accordance with Federal Financial Institutions Examination Council (FFIEC) guidelines. Total cross-border outstandings include cross-border claims on third parties as well as investments in and funding of local franchises, as described in Citicorp's 2000 Annual Report on Form 10-K. Countries with outstandings greater than 0.75% of Citicorp assets at September 30, 2001 and December 31, 2000 include:

                                                                                          SEPTEMBER 30, 2001      December 31, 2000
                              ------------------------------------------------------------------------------    -------------------
                                    CROSS-BORDER CLAIMS ON THIRD PARTIES
                              ------------------------------------------                   TOTAL                   Total
                                                                 TRADING    INVESTMENTS    CROSS-                 Cross-
                                                                     AND         IN AND   BORDER                  Border
                                                                  SHORT-        FUNDING      OUT-                   Out-
                                                                    TERM       OF LOCAL    STAND-   COMMIT-       stand-    Commit-
IN BILLIONS OF DOLLARS        BANKS    PUBLIC  PRIVATE  TOTAL  CLAIMS(1)     FRANCHISES      INGS  MENTS (2)       ings   ments (2)
-----------------------------------------------------------------------------------------------------------------------------------
Mexico (3)                     $0.1     $1.5     $7.4    $9.0     $4.4          $3.4        $12.4     $0.8         $3.4     $1.7
Brazil                          1.0      0.3      4.4     5.7      3.0           4.7         10.4      0.3          7.9      0.2
Germany                         3.6      2.1      1.4     7.1      6.0           2.6          9.7      4.6          6.6      6.8
Italy                           2.0      2.5      0.7     5.2      3.7           1.7          6.9      4.7          7.4      5.7
Canada                          2.2       -       1.7     3.9      2.5           2.5          6.4      4.1          7.1      4.9
France                          2.8      1.4      1.4     5.6      4.0           0.3          5.9      8.0          5.4      8.3
Netherlands                     1.1      0.9      2.9     4.9      3.9            --          4.9      2.5          4.5      1.8
United Kingdom                  1.3      0.1      2.5     3.9      3.0            --          3.9     16.1          4.2     14.9
-----------------------------======================================================================================================

(1)   Included in total cross-border claims on third parties.
(2) Commitments (not included in total cross-border outstandings) include legally binding cross-border letters of credit and other commitments and contingencies as defined by the FFIEC.
(3) Increase from December 31, 2000 primarily represents inclusion of Banamex's Mexican exposure.
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Citicorp manages liquidity through a well-defined process described in Citicorp's 2000 Annual Report on Form 10-K.

A diversity of funding sources, currencies, and maturities is used to gain a broad access to the investor base. Citicorp's deposits, which represented 56% of its total funding at September 30, 2001 and 55% of its total funding at December 31, 2000, are broadly diversified by both geography and customer segments.

Stockholder's equity, which grew $15.0 billion during the first nine months of 2001 to $62.9 billion at September 30, 2001, continues to be an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp and its subsidiaries. Total Citicorp long-term debt outstanding at the end of the 2001 third quarter was $88.8 billion, up from $80.3 billion at 2000 year-end. Asset securitization programs remain an important source of liquidity. Loans securitized during the first nine months of 2001 included $19.1 billion of U.S. credit cards and $19.0 billion of U.S. consumer mortgages. As previous credit card securitizations amortize, newly-originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. During the first nine months of 2001, the scheduled amortization of certain credit card securitization transactions made available $10.3 billion of new receivables. In addition, at least $1.3 billion of credit card securitization transactions are scheduled to amortize during the rest of 2001.

Citicorp is a legal entity separate and distinct from Citibank, N.A. and its other subsidiaries and affiliates. As discussed in Citicorp's 2000 Annual Report on Form 10-K, there are various legal limitations on the extent to which Citicorp's subsidiaries may extend credit, pay dividends, or otherwise supply funds to Citicorp. As of September 30, 2001, under their applicable dividend limitations, Citicorp's national and state-chartered bank subsidiaries could have declared dividends to their respective parent companies without regulatory approval of approximately $9.2 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that, as of September 30, 2001, its bank subsidiaries could have distributed dividends to Citicorp, directly or through their parent holding company, of approximately $6.9 billion of the available $9.2 billion.

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

CITICORP RATIOS

                                                           SEPTEMBER 30,      June 30,          Dec. 31,
                                                               2001             2001              2000
-------------------------------------------------------------------------------------------------------------
Tier 1 Capital                                                  8.37%            8.43%             8.41%
Total Capital (Tier 1 and Tier 2)                              12.55            12.58             12.29
Leverage (1)                                                    7.10             7.41              7.54
Common Stockholder's Equity                                     9.71             8.66              8.68
--------------------------------------------------------=====================================================

(1)   Tier 1 capital divided by adjusted average assets.
--------------------------------------------------------------------------------

Citicorp maintained a strong capital position during the 2001 third quarter. Total capital (Tier 1 and Tier 2) amounted to $63.1 billion at September 30, 2001, representing 12.55% of net risk adjusted assets. This compares with $60.1 billion and 12.58% at June 30, 2001, and $58.0 billion and 12.29% at December 31, 2000. Tier 1 capital of $42.1 billion at September 30, 2001 represented 8.37% of net risk adjusted assets, compared with $40.3 billion and 8.43% at June 30, 2001, and $39.7 billion and 8.41% at December 31, 2000. The Tier 1 capital ratio at September 30, 2001 was above Citicorp's target range of 8.00% to 8.30%.

COMPONENTS OF CAPITAL UNDER REGULATORY GUIDELINES

                                                                                      SEPTEMBER 30,     June 30,     Dec. 31,
IN MILLIONS OF DOLLARS                                                                     2001           2001         2000
-------------------------------------------------------------------------------------------------------------------------------
TIER 1 CAPITAL
Common Stockholder's Equity                                                             $ 62,880       $ 48,570     $ 47,865
Mandatorily Redeemable Securities of Subsidiary Trusts                                       975            975          975
Minority Interest                                                                            746            347          334
Accumulated Net (Gains) on Cash Flow Hedges, net of tax                                     (158)            (1)          --
Net Unrealized (Gains)/Losses on Securities Available for Sale (1)                            62           (140)          14
Less: Intangible Assets (2)                                                              (22,193)        (9,386)      (9,442)
      Net unrealized losses on Available-for-Sale Equity Securities, net of tax (1)         (196)           (66)         (15)
      50% Investment in Certain Subsidiaries (3)                                             (29)           (33)         (29)
                                                                                        ---------------------------------------
TOTAL TIER 1 CAPITAL                                                                      42,087         40,266       39,702
-------------------------------------------------------------------------------------------------------------------------------
TIER 2 CAPITAL
Allowance for Credit Losses (4)                                                            6,328          6,008        5,938
Qualifying Debt (5)                                                                       14,710         13,840       12,399
Less: 50% Investment in Certain Subsidiaries (3)                                             (28)           (32)         (29)
                                                                                        ---------------------------------------
TOTAL TIER 2 CAPITAL                                                                      21,010         19,816       18,308
                                                                                        ---------------------------------------
TOTAL CAPITAL (TIER 1 AND TIER 2)                                                         63,097         60,082     $ 58,010
----------------------------------------------------------------------------------------=======================================
NET RISK-ADJUSTED ASSETS (6)                                                            $502,621       $477,665     $471,936
----------------------------------------------------------------------------------------=======================================

(1) Tier 1 capital excludes unrealized gains and losses on debt securities available for sale in accordance with regulatory risk-based capital guidelines. The federal bank regulatory agencies permit institutions to include in Tier 2 capital up to 45% of pretax net unrealized holding gains on available-for-sale equity securities with readily determinable fair values. Institutions are required to deduct from Tier 1 capital net unrealized holding losses on available-for-sale equity securities with readily determinable fair values, net of tax.
(2) Includes goodwill and certain other identifiable intangible assets. The increase during the third quarter was primarily due to the acquisitions of Banamex and EAB.
(3) Represents investment in certain overseas insurance activities and unconsolidated banking and finance subsidiaries.
(4) Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.
(5) Includes qualifying senior and subordinated debt in an amount not exceeding 50% of Tier 1 capital, and subordinated capital notes subject to certain limitations. Tier 2 capital included $9.95 billion of subordinated debt issued to Citigroup (Parent Company) at September 30, 2001.
(6) Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $20.3 billion for interest rate, commodity, and equity derivative contracts and foreign exchange contracts as of September 30, 2001, compared to $19.3 billion as of June 30, 2001 and $20.4 billion as of December 31, 2000. Net risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses.
--------------------------------------------------------------------------------

Common stockholder's equity increased $14.3 billion during the 2001 third quarter to $62.9 billion at September 30, 2001, representing 9.71% of assets, compared to 8.66% at June 30, 2001, and 8.68% at December 31, 2000. The net increase in common stockholder's equity during the quarter principally reflected capital contributions from parent of $12.6 billion and net income of $2.4 billion, slightly offset by an increase in unrealized losses on securities available for sale.

The mandatorily redeemable securities of subsidiary trusts (trust securities) outstanding at September 30, 2001 of $975 million qualify as Tier 1 capital and are included in long-term debt on the balance sheet. For the nine months ended September 30, 2001 and 2000, interest expense on the trust securities amounted to $57 million.

Citicorp's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At September 30, 2001, all of Citicorp's subsidiary depository institutions were "well capitalized" under the federal bank regulatory agencies' definitions.

CITIBANK, N.A. RATIOS

                                                       SEPTEMBER 30,      June 30,          Dec. 31,
                                                           2001             2001              2000
---------------------------------------------------------------------------------------------------------
Tier 1 Capital                                              8.29%            8.28%             8.46%
Total Capital (Tier 1 and Tier 2)                          12.48            12.40             12.64
Leverage                                                    6.59             6.61              6.66
Common Stockholder's Equity                                 7.10             7.14              7.12
-----------------------------------------------------====================================================

Citibank's net income for the third quarter of 2001 amounted to $1.2 billion. During the quarter, Citibank paid a dividend of $31 million to Citicorp (parent company). Citibank had $9.4 billion of subordinated notes outstanding at September 30, 2001, $8.7 billion at June 30, 2001, and $8.5 billion at December 31, 2000, that were issued to Citicorp (parent company) and included in Citibank's Tier 2 capital.

On January 18, 2001, the FRB issued new proposed rules that would govern the regulatory treatment of merchant banking investments and certain similar equity investments, including investments made by venture capital subsidiaries, in nonfinancial companies held by bank holding companies. The new proposal generally would impose a capital charge that would increase in steps as the banking organization's level of concentration in equity investments increased. An 8 percent Tier 1 capital deduction would apply on covered investments that in the aggregate represent up to 15 percent of an organization's Tier 1 capital. For covered investments that aggregate more than 25 percent of the organization's Tier 1 capital, a top marginal charge of 25 percent would be set. The Company is monitoring the status and progress of the proposed rule, which, at the present time, is not expected to have a significant impact on Citicorp. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 26.

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

Additionally, from time to time, the FRB and the FFIEC propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 26.

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)           CITICORP AND SUBSIDIARIES

                                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                                                  ----------------------------------------------------------------
IN MILLIONS OF DOLLARS                                                 2001              2000         2001              2000
----------------------------------------------------------------------------------------------------------------------------------
INTEREST REVENUE
Loans, including fees                                                 $10,263          $  9,699      $29,942           $27,164
Deposits with banks                                                       303               312          946               844
Federal funds sold and securities purchased
  under resale agreements                                                 196               102          427               273
Securities, including dividends                                         1,140               785        2,977             2,561
Trading account assets                                                    383               250          835               720
Loans held for sale                                                       363               264        1,194               591
                                                                  ----------------------------------------------------------------
                                                                       12,648            11,412       36,321            32,153
                                                                  ----------------------------------------------------------------
INTEREST EXPENSE
Deposits                                                                3,290             3,615        9,859             9,630
Trading account liabilities                                                13                11           37                44
Purchased funds and other borrowings                                      941             1,082        2,593             2,911
Long-term debt                                                          1,329             1,143        4,016             3,330
                                                                  ----------------------------------------------------------------
                                                                        5,573             5,851       16,505            15,915
                                                                  ----------------------------------------------------------------

NET INTEREST REVENUE                                                    7,075             5,561       19,816            16,238

BENEFITS, CLAIMS, AND CREDIT LOSSES
Policyholder benefits and claims expense                                  302               205          809               544
Provision for credit losses                                             1,580             1,221        4,529             3,832
                                                                  ----------------------------------------------------------------

TOTAL BENEFITS, CLAIMS, AND CREDIT LOSSES                               1,882             1,426        5,338             4,376
                                                                  ----------------------------------------------------------------

NET INTEREST REVENUE AFTER BENEFITS, CLAIMS, AND CREDIT LOSSES          5,193             4,135       14,478            11,862
                                                                  ----------------------------------------------------------------

FEES, COMMISSIONS, AND OTHER REVENUE
Fees and commissions                                                    3,038             2,740        8,401             8,129
Foreign exchange                                                          833               284        1,854             1,104
Trading account                                                           161               469        1,089             1,149
Securities transactions                                                    26               453          141               746
Other revenue                                                             717               998        2,811             4,152
                                                                  ----------------------------------------------------------------
                                                                        4,775             4,944       14,296            15,280
                                                                  ----------------------------------------------------------------
OPERATING EXPENSE
Salaries                                                                2,456             2,142        6,872             6,319
Employee benefits                                                         437               447        1,312             1,271
                                                                  ----------------------------------------------------------------
     Total employee                                                     2,893             2,589        8,184             7,590
Net premises and equipment                                                786               811        2,237             2,427
Restructuring - related items                                             133                70          363                94
Other expense                                                           2,478             2,174        7,167             6,607
                                                                  ----------------------------------------------------------------
                                                                        6,290             5,644       17,951            16,718
                                                                  ----------------------------------------------------------------
INCOME BEFORE INCOME TAXES, MINORITY INTEREST
  AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES                           3,678             3,435       10,823            10,424

Income taxes                                                            1,279             1,256        3,905             3,819
Minority interest, net of income taxes                                     25                14           47                28
                                                                  ----------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES                   2,374             2,165        6,871             6,577
Cumulative effect of accounting changes (1)                                --                --         (144)               --
                                                                  ----------------------------------------------------------------
NET INCOME                                                            $ 2,374          $  2,165      $ 6,727           $ 6,577
------------------------------------------------------------------================================================================

(1) Refers to the 2001 first quarter adoption of SFAS 133 and the 2001 second quarter adoption of EITF 99-20.
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS                            CITICORP AND SUBSIDIARIES

                                                                                                   SEPTEMBER 30,
                                                                                                       2001          December 31,
IN MILLIONS OF DOLLARS                                                                              (UNAUDITED)          2000
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                              $ 15,862          $ 11,658
Deposits at interest with banks                                                                        17,475            16,160
Securities, at fair value
   Available for sale and short-term and other (including $8,358 and $1,158
     pledged to creditors at September 30, 2001 and December 31, 2000, respectively)                   74,649            52,458
   Venture capital                                                                                      4,452             5,204
Trading account assets (including $3,213 and $1,671 pledged to creditors at September 30, 2001
   and December 31, 2000, respectively)                                                                38,071            39,311
Loans held for sale                                                                                    10,957            13,327
Federal funds sold and securities purchased under resale agreements                                    24,401             4,704
Loans, net
   Consumer                                                                                           242,502           228,879
   Commercial                                                                                         156,901           137,709
                                                                                                  --------------------------------
Loans, net of unearned income                                                                         399,403           366,588
   Allowance for credit losses                                                                         (9,918)           (8,961)
                                                                                                  --------------------------------
     Total loans, net                                                                                 389,485           357,627
Premises and equipment, net                                                                             5,800             5,904
Interest and fees receivable                                                                            6,376             5,438
Other assets                                                                                           59,722            39,816
                                                                                                  --------------------------------
TOTAL ASSETS                                                                                         $647,250          $551,607
--------------------------------------------------------------------------------------------------================================
LIABILITIES
Non-interest-bearing deposits in U.S. offices                                                        $ 20,616          $ 21,702
Interest-bearing deposits in U.S. offices                                                             105,870            61,544
Non-interest-bearing deposits in offices outside the U.S.                                              16,585            13,905
Interest-bearing deposits in offices outside the U.S.                                                 217,031           205,564
                                                                                                  --------------------------------
     Total deposits                                                                                   360,102           302,715
Trading account liabilities                                                                            18,920            27,778
Purchased funds and other borrowings                                                                   72,730            60,834
Accrued taxes and other expense                                                                        15,069            10,434
Other liabilities                                                                                      28,724            21,646
Long-term debt                                                                                         88,825            80,335

STOCKHOLDER'S EQUITY
Common stock: ($0.01 par value)
   issued shares: 1,000 in each period                                                                     --                --
Surplus                                                                                                33,881            21,148
Retained earnings                                                                                      30,541            27,486
Accumulated other changes in equity from nonowner sources (1)                                          (1,542)             (769)
                                                                                                  --------------------------------
TOTAL STOCKHOLDER'S EQUITY                                                                             62,880            47,865
                                                                                                  --------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                           $647,250          $551,607
--------------------------------------------------------------------------------------------------================================

(1) Amounts at September 30, 2001 and December 31, 2000 include the after-tax amounts for net unrealized losses on securities available for sale of ($62) million and ($14) million, respectively, and foreign currency translation of ($1.639) billion and ($755) million, respectively. Amount at September 30, 2001 also includes the after-tax amount for cash flow hedges of $159 million.
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)

                                                       CITICORP AND SUBSIDIARIES

                                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                                            ----------------------------------
IN MILLIONS OF DOLLARS                                                                            2001              2000
------------------------------------------------------------------------------------------------------------------------------
BALANCE AT BEGINNING OF PERIOD                                                                  $47,865           $35,475

Net income                                                                                        6,727             6,577
Cumulative effect of accounting changes (1)                                                         170                --
Net change in unrealized gains and losses on securities available for sale, net of tax             (134)             (167)
Foreign currency translation adjustment, net of tax                                                (902)             (342)
Net change for cash flow hedges, net of tax                                                          93                --
                                                                                            ----------------------------------
   Total changes in equity from nonowner sources                                                  5,954             6,068

Common dividends declared                                                                        (3,672)           (1,139)

Capital contribution from Parent (2)                                                             12,707             1,782

Employee benefit plans and other activity                                                            26                45
                                                                                            ----------------------------------

BALANCE AT END OF PERIOD                                                                        $62,880           $42,231
--------------------------------------------------------------------------------------------==================================
SUMMARY OF CHANGES IN EQUITY FROM NONOWNER SOURCES
Net income                                                                                      $ 6,727           $ 6,577
Other changes in equity from nonowner sources                                                      (773)             (509)
                                                                                            ----------------------------------
TOTAL CHANGES IN EQUITY FROM NONOWNER SOURCES                                                   $ 5,954            $6,068
--------------------------------------------------------------------------------------------==================================

(1) Refers to the adoption of SFAS 133 in the first quarter of 2001 and the adoption of EITF 99-20 in the second quarter of 2001, resulting in increases to equity from nonowner sources of $82 million and $88 million, respectively.

(2) Includes contributions related to the Banamex acquisition. See Note 2 of Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)       CITICORP AND SUBSIDIARIES

                                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                  ----------------------------------
IN MILLIONS OF DOLLARS                                                                                2001               2000
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                         $    6,727         $   6,577
Adjustments to reconcile net income to net cash provided by (used in) operating activities
   Provision for credit losses                                                                          4,529             3,832
   Depreciation and amortization of premises and equipment                                              1,041             1,036
   Amortization of goodwill and acquisition premium costs                                                 568               489
   Restructuring-related items                                                                            363                94
   Cumulative effect of accounting changes, net of tax                                                    144                --
   Venture capital activity                                                                               752              (954)
   Net gain on sale of securities                                                                        (141)             (746)
   Changes in accruals and other, net                                                                    (818)           (1,188)
   Net decrease (increase) in loans held for sale                                                       2,370            (4,386)
   Net (increase) decrease in trading account assets                                                    1,240            (5,344)
   Net decrease in trading account liabilities                                                         (8,858)           (1,844)
                                                                                                  ----------------------------------
Total adjustments                                                                                       1,190            (9,011)
                                                                                                  ----------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                     7,917            (2,434)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in deposits at interest with banks                                                        (1,315)           (1,588)
Securities  --  available for sale and short-term and other
   Purchases                                                                                         (230,995)          (45,438)
   Proceeds from sales                                                                                210,972            25,984
   Maturities                                                                                          18,251            22,667
Net (increase) decrease in federal funds sold and securities purchased under resale agreements        (19,697)              641
Net increase in loans                                                                                 (31,211)          (70,066)
Proceeds from sales of loans                                                                           18,516            25,907
Business acquisitions                                                                                  (6,869)           (5,774)
Capital expenditures on premises and equipment                                                           (959)           (1,047)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and
   repossessed assets                                                                                   1,603               510
                                                                                                  ----------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                                 (41,704)          (48,204)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                                               22,835            30,822
Net increase in federal funds purchased and securities sold under repurchase agreements                13,561             4,041
Net (decrease) increase in commercial paper and funds borrowed                                         (6,993)            8,267
Proceeds from issuance of long-term debt                                                               32,666            19,324
Repayment of long-term debt                                                                           (20,128)          (13,249)
Contribution from Citigroup                                                                                --             1,600
Dividends paid                                                                                         (3,668)           (1,141)
                                                                                                  ----------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                              38,273            49,664
------------------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND DUE FROM BANKS                                               (282)             (481)
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and due from banks                                                      4,204            (1,455)
Cash and due from banks at beginning of period                                                         11,658            11,877
                                                                                                  ----------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                                           $   15,862         $  10,422
--------------------------------------------------------------------------------------------------==================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
   Interest                                                                                           $16,686         $  14,032
   Income taxes                                                                                         2,639             2,614
Non-cash investing activities:
Transfers to repossessed assets                                                                    $      438         $     429
--------------------------------------------------------------------------------------------------==================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS                      CITIBANK, N.A. AND SUBSIDIARIES

                                                                                          SEPTEMBER 30,
                                                                                              2001          December 31,
IN MILLIONS OF DOLLARS                                                                     (UNAUDITED)          2000
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                     $ 12,723          $  9,321
Deposits at interest with banks                                                               15,986            17,968
Securities, at fair value
   Available for sale (including $753 and $1,111 pledged
     to creditors at September 30, 2001 and December 31, 2000, respectively)                  43,824            38,762
   Venture capital                                                                             2,197             3,293
Trading account assets (including $287 and $1,671 pledged
  to creditors at September 30, 2001 and December 31, 2000, respectively)                     34,574            37,616
Loans held for sale                                                                            6,795             2,010
Federal funds sold and securities purchased under resale agreements                           28,213             4,408
Loans, net of unearned income                                                                251,317           245,381
Allowance for credit losses                                                                   (4,691)           (4,590)
                                                                                         ---------------------------------
     Loans, net                                                                              246,626           240,791
Premises and equipment, net                                                                    3,927             4,063
Interest and fees receivable                                                                   3,686             4,369
Other assets                                                                                  25,735            19,505
                                                                                         ---------------------------------
TOTAL ASSETS                                                                                $424,286          $382,106
-----------------------------------------------------------------------------------------=================================
LIABILITIES
Non-interest-bearing deposits in U.S. offices                                               $ 16,939          $ 17,703
Interest-bearing deposits in U.S. offices                                                     75,728            41,223
Non-interest-bearing deposits in offices outside the U.S.                                     14,264            13,758
Interest-bearing deposits in offices outside the U.S.                                        190,550           199,680
                                                                                         ---------------------------------
   Total deposits                                                                            297,481           272,364
Trading account liabilities                                                                   19,036            26,803
Purchased funds and other borrowings                                                          36,817            20,197
Accrued taxes and other expense                                                                6,691             6,395
Other liabilities                                                                             16,212            11,797
Long-term debt and subordinated notes                                                         17,587            17,339

STOCKHOLDER'S EQUITY
Preferred stock ($100 par value)                                                                 350                --
Capital stock ($20.00 par value)                                                                 751               751
   outstanding shares: 37,534,553 in each period
Surplus                                                                                       12,843            11,354
Retained earnings                                                                             17,625            15,903
Accumulated other changes in equity from nonowner sources (1)                                 (1,107)             (797)
                                                                                         ---------------------------------
TOTAL STOCKHOLDER'S EQUITY                                                                    30,462            27,211
                                                                                         ---------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $424,286          $382,106
-----------------------------------------------------------------------------------------=================================

(1) Amounts at September 30, 2001 and December 31, 2000 include the after-tax amounts for net unrealized gains (losses) on securities available for sale of ($85) million and $70 million, respectively, and foreign currency translation of ($1.181) billion and ($867) million, respectively. Amount at September 30, 2001 also includes the after-tax amount for cash flow hedges of $159 million.
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements as of September 30, 2001 and for the three- and nine-month periods ended September 30, 2001 and 2000 are unaudited and include the accounts of Citicorp and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

2. BUSINESS DEVELOPMENTS

ACQUISITION OF BANAMEX

On August 6, 2001, Citicorp completed its acquisition of 99.86% of the issued and outstanding ordinary shares of Grupo Financiero Banamex-Accival (Banamex), a leading Mexican financial institution, for approximately $12.5 billion in cash and Citigroup stock. Citicorp completed the acquisition by settling transactions that were conducted on the Mexican Stock Exchange on Friday, August 3, 2001. Those transactions comprised both the acquisition of Banamex shares tendered in response to Citicorp's offer to acquire all of Banamex's outstanding shares and the simultaneous sale of 126,705,281 Citigroup shares to the tendering Banamex shareholders. On September 24, 2001, Citicorp became the holder of 100% of the issued and outstanding ordinary shares of Banamex following a share redemption by Banamex. Banamex's and Citicorp's banking operations in Mexico are being integrated and will conduct business under the "Banamex" brand name.

ACQUISITION OF EAB

On July 17, 2001, Citibank completed its acquisition of European American Bank
(EAB), a state-chartered bank with 97 branches in the New York area, for $1.6 billion plus the assumption of $350 million in EAB preferred stock.

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

FUTURE APPLICATION OF ACCOUNTING STANDARDS

TRANSFERS AND SERVICING OF FINANCIAL ASSETS. In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" (SFAS 140). In July 2001, FASB issued Technical Bulletin No. 01-1, "Effective Date for Certain Financial Institutions of Certain Provisions of Statement 140 Related to the Isolation of Transferred Assets."

Certain provisions of SFAS 140 require that the structure for transfers of financial assets to certain securitization vehicles be modified to comply with revised isolation guidance for institutions subject to receivership by the Federal Deposit Insurance Corporation. These provisions will become effective for transfers taking place after December 31, 2001, with an additional transition period ending no later than September 30, 2006 for transfers to certain master trusts. SFAS 140 also provides revised guidance for an entity to be considered a qualifying special purpose entity. It is not expected that SFAS 140 will materially affect the financial statements.

BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS. In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," which require that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The nonamortization provisions of the new rules are effective for fiscal years beginning after December 15, 2001, and immediately for any purchase business combinations completed after June 30, 2001.

Based on current levels of goodwill, the nonamortization provisions of the new standards will reduce other expense by approximately $350 million and increase net income by approximately $270 million in 2002.

The Company is in the process of evaluating whether certain intangible assets have indefinite lives. During 2002, the Company also will perform the required impairment tests of goodwill and any indefinite lived intangible assets as of January 1, 2002, and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 establishes additional criteria as compared to existing generally accepted accounting principles to determine when a long-lived asset is held for sale. It also broadens the definition of "discontinued operations," but does not allow for the accrual of future operating losses, as was previously permitted.

Citicorp will adopt SFAS 144 effective January 1, 2002. The provisions of the new standard are generally to be applied prospectively. It is not expected that SFAS 144 will materially affect the financial statements.

4. BUSINESS SEGMENT INFORMATION

The following table presents certain information regarding the Company's industry segments:

                                                                                              INCOME (LOSS)
                                                                                            BEFORE CUMULATIVE
                                           TOTAL REVENUES, NET                            EFFECT OF ACCOUNTING
                                           OF INTEREST EXPENSE         INCOME TAXES          CHANGES (1) (2)     IDENTIFIABLE ASSETS
                                         -------------------------------------------------------------------------------------------
                                                            THREE MONTHS ENDED SEPTEMBER 30,
IN MILLIONS OF DOLLARS                   ---------------------------------------------------------------------   SEPT. 30,  Dec. 31,
 EXCEPT IDENTIFIABLE ASSETS IN BILLIONS    2001        2000 (3)      2001      2000 (3)      2001      2000 (3)     2001    2000 (3)
------------------------------------------------------------------------------------------------------------------------------------
Global Consumer                           $ 8,491      $ 7,035      $1,002      $  780      $1,787      $1,353      $343     $262
Global Corporate                            3,136        2,638         425         367         783         638       255      233
Global Investment Management
  and Private Banking                         541          467          46          41          92          72        28       30
Investment Activities                        (345)         441        (133)        150        (238)        249         9       11
Corporate/Other                                27          (76)        (61)        (82)        (50)       (147)       12       16
                                         -------------------------------------------------------------------------------------------
TOTAL                                     $11,850      $10,505      $1,279      $1,256      $2,374      $2,165      $647     $552
-----------------------------------------===========================================================================================

                                                                                                                   INCOME (LOSS)
                                                                                                                  BEFORE CUMULATIVE
                                                                   TOTAL REVENUES, NET                          EFFECT OF ACCOUNTING
                                                                   OF INTEREST EXPENSE         INCOME TAXES        CHANGES (1) (2)
                                                                  ------------------------------------------------------------------
                                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                  ------------------------------------------------------------------
IN MILLIONS OF DOLLARS                                                   2001    2000 (3)     2001    2000 (3)     2001    2000 (3)
------------------------------------------------------------------------------------------------------------------------------------
Global Consumer                                                    $23,362     $20,325      $2,695      $2,179    $4,657   $3,724
Global Corporate                                                     9,099       7,878       1,198       1,070     2,167    1,849
Global Investment Management and Private Banking                     1,606       1,421         146         139       271      236
Investment Activities                                                  (96)      2,096         (80)        738       (91)   1,268
Corporate/Other                                                        141        (202)        (54)       (307)     (133)    (500)
                                                                  ------------------------------------------------------------------
TOTAL                                                              $34,112     $31,518      $3,905      $3,819    $6,871   $6,577
------------------------------------------------------------------==================================================================

(1) Results in the 2001 third quarter and nine-month periods reflect after-tax restructuring-related charges (credits) of $86 million and $156 million in Global Consumer, $1 million and $70 million in Global Corporate, ($3) million and ($4) million in Corporate/Other, respectively, and $6 million in the nine-month period in Global Investment Management and Private Banking. The 2000 third quarter and nine-month results reflect after-tax restructuring-related charges (credits) of $19 million and $13 million in Global Consumer, respectively, and ($3) million in Global Corporate and ($1) million in Global Investment Management and Private Banking in the nine-month period ended September 30, 2000. The 2000 third quarter and nine-month results reflect after-tax restructuring-related charges (and after-tax Housing Finance unit charges in the 2000 nine-month results only) of $26 million and $122 million, respectively, in Corporate/Other.
(2) Results in the 2001 third quarter and nine-month periods include pretax provisions for benefits, claims, and credit losses in Global Consumer of $1.6 billion and $4.5 billion, in Global Corporate of $213 million and $756 million, in Global Investment Management and Private Banking of $32 million and $62 million, and in Corporate/Other of $2 million and $1 million, respectively. The 2000 third quarter and nine-month period results reflect pretax provisions for benefits, claims, and credit losses in Global Consumer of $1.3 billion and $3.8 billion, in Global Corporate of $132 million and $531 million, in Global Investment Management and Private Banking of ($3) million and $22 million, respectively, and in Investment Activities of $7 million in both periods, and $34 million in Corporate/Other for the nine-month period ended September 30, 2000.
(3)   Reclassified to conform to the current period's presentation.
--------------------------------------------------------------------------------

5. SECURITIES

                                                                SEPTEMBER 30,     December 31,
IN MILLIONS OF DOLLARS                                              2001              2000
-------------------------------------------------------------------------------------------------
Securities Available for Sale, at Fair Value                      $74,066           $51,531
Short-term and Other                                                  583               927
                                                              -----------------------------------
Available for Sale and Short-term and Other                       $74,649           $52,458
--------------------------------------------------------------===================================
Venture Capital, at Fair Value (1)                                $ 4,452           $ 5,204
--------------------------------------------------------------===================================

(1) For the nine months ended September 30, 2001, net pretax losses on investments held by venture capital subsidiaries totaled $226 million, of which $538 million and $847 million represented gross unrealized gains and losses, respectively. For the nine months ended September 30, 2000, net pretax gains on investments held by venture capital subsidiaries totaled $1.73 billion, of which $1.46 billion and $321 million represented gross unrealized gains and losses, respectively.
--------------------------------------------------------------------------------

                                                              SEPTEMBER 30, 2001                       December 31, 2000 (1)
                                               ---------------------------------------------------------------------------------
                                                                  GROSS         GROSS
                                                AMORTIZED    UNREALIZED    UNREALIZED                   Amortized
IN MILLIONS OF DOLLARS                               COST         GAINS        LOSSES    FAIR VALUE          Cost   Fair  Value
--------------------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
U.S. Treasury and Federal Agency                  $10,362        $  195        $  137       $10,420       $ 7,926       $ 7,950
State and Municipal                                 5,521           275             7         5,789         5,383         5,522
Foreign Government                                 41,056           444           487        41,013        24,463        24,446
U.S. Corporate                                      6,145           252           302         6,095         5,603         5,507
Other Debt Securities                               5,291            65            21         5,335         3,489         3,491
Equity Securities (2)                               5,720            45           351         5,414         4,638         4,615
                                               ---------------------------------------------------------------------------------
                                                  $74,095        $1,276        $1,305       $74,066       $51,502       $51,531
--------------------------------------------------------------------------------------------------------------------------------

Securities Available for Sale Include --
   Mortgage-Backed Securities                     $ 8,860        $  226        $  134       $ 8,952       $ 6,498       $ 6,368
-----------------------------------------------=================================================================================

(1) At December 31, 2000, gross unrealized gains and losses on securities available for sale totaled $940 million and $911 million, respectively.
(2) Includes non-marketable equity securities carried at cost, which are reported in both the amortized cost and fair value columns.
--------------------------------------------------------------------------------

6. TRADING ACCOUNT ASSETS AND LIABILITIES

                                                                                 SEPTEMBER 30,       Dec. 31,
IN MILLIONS OF DOLLARS                                                               2001              2000
------------------------------------------------------------------------------------------------------------------
TRADING ACCOUNT ASSETS
U.S. Treasury and Federal Agency Securities                                      $     310        $      721
Foreign Government, Corporate and Other Securities                                  20,214            15,043
Derivative and Foreign Exchange Contracts (1)                                       17,547            23,547
                                                                               -----------------------------------
                                                                                   $38,071           $39,311
-------------------------------------------------------------------------------===================================
TRADING ACCOUNT LIABILITIES
Securities Sold, Not Yet Purchased                                                $  3,893          $  3,915
Derivative and Foreign Exchange Contracts (1)                                       15,027            23,863
                                                                               -----------------------------------
                                                                                   $18,920           $27,778
-------------------------------------------------------------------------------===================================

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

For fair value hedges, in which derivatives hedge the fair value of assets and liabilities, changes in the fair value of derivatives are reflected in other income, together with changes in the fair value of the related hedged item. The net amount, representing hedge ineffectiveness, is reflected in current earnings. Citicorp's fair value hedges are primarily the hedges of fixed-rate long-term debt, loans and available-for-sale securities. During the 2001 third quarter and nine months, the amount of hedge ineffectiveness recognized in other income related to fair value hedges was ($16) million and $93 million, respectively. The amount of gains or losses on derivatives designated as fair value hedges that were excluded from the assessment of effectiveness during the 2001 third quarter and nine months was ($11) million and $60 million, respectively.

For cash flow hedges, in which derivatives hedge the variability of cash flows related to floating rate assets, liabilities or forecasted transactions, the accounting treatment depends on the effectiveness of the hedge. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value will not be included in current earnings but are reported as other changes in stockholders' equity from nonowner sources. These changes in fair value will be included in earnings of future periods when earnings are also affected by the variability of the hedged cash flows. To the extent these derivatives are not effective, changes in their fair values are immediately included in other income. Citicorp's cash flow hedges primarily include hedges of floating rate credit card receivables and loans, rollovers of commercial paper and foreign currency denominated funding. Cash flow hedges also include hedges of certain forecasted transactions up to a maximum tenor of 30 years, although a substantial majority of the tenor is under 5 years. During the 2001 third quarter and nine months, the amount of hedge ineffectiveness recognized in other income related to cash flow hedges was $8 million and $19 million, respectively. No amounts have been excluded from the assessment of effectiveness for derivatives designated as cash flow hedges.

For net investment hedges, in which derivatives hedge the foreign currency exposure of a net investment in a foreign operation, the accounting treatment will similarly depend on the effectiveness of the hedge. The effective portion of the change in fair value of the derivative, including any forward premium or discount, is reflected in other changes in stockholders' equity from nonowner sources as part of the foreign currency translation adjustment. During the 2001 third quarter and nine months, the after-tax amounts included in other changes from stockholder's equity from nonowner sources from these hedges were $71 million and $234 million, respectively.

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

The accumulated other changes in equity from nonowner sources from cash flow hedges for the 2001 nine months can be summarized as follows (net of taxes):

IN MILLIONS OF DOLLARS                                       NINE MONTHS ENDED SEPTEMBER 30, 2001
-------------------------------------------------------------------------------------------------
BEGINNING BALANCE (1)                                                       $ 65
Net gains from cash flow hedges                                              175
Net amounts reclassified to earnings                                         (82)
                                                             ------------------------------------
ENDING BALANCE                                                              $158
-------------------------------------------------------------------------------------------------

(1)   Results from the cumulative effect of accounting change for cash flow hedges.
--------------------------------------------------------------------------------

Additional information concerning Citicorp's derivative and foreign exchange products and activities, including a further description of accounting policies and the credit and market risk management process is provided in the Managing Global Risk section in Citicorp's 2000 Annual Report on Form 10-K.

8. RESTRUCTURING-RELATED ITEMS

                                                                 RESTRUCTURING INITIATIVES
                                         3RD QTR.       2nd Qtr.          1st Qtr.
IN MILLIONS OF DOLLARS                     2001           2001              2001             2000         Total
---------------------------------------------------------------------------------------------------------------------
Restructuring Charges                       $129           $146              $ 40            $ 576        $ 891
Acquisitions (1)                             112             --                --               23          135
Utilization (2)                              (50)           (76)              (40)            (451)        (617)
                                      -------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2001               $191           $ 70              $ --            $ 148        $ 409
--------------------------------------===============================================================================

(1)   Represents additions to restructuring liabilities arising from acquisitions.
(2)   Utilization amounts include translation effects on the restructuring reserve.
--------------------------------------------------------------------------------

During the 2001 third quarter, Citicorp recorded a restructuring reserve of $129 million related to the acquisition of Banamex and the integration of its operations within the Global Consumer business. This was expensed in the third quarter and is included in "Restructuring-related items" in the consolidated statement of income. In addition, a restructuring reserve of $112 million was recorded by Banamex and recognized as a liability in the purchase price allocation of Banamex.

The total Banamex reserves of $241 million includes costs related to downsizings, the reconfiguration of branch operations in Mexico, and the integration of operations and operating platforms. These restructuring initiatives are expected to be implemented over the next year. The reserve consists of $145 million related to employee severance, $48 million related to exiting leasehold and other contractual obligations, and $48 million of asset impairment charges. Approximately $32 million of the charge related to operations in the United States.

The $129 million reserve includes a severance portion for the elimination of approximately 4,200 positions by Citicorp. The $112 million reserve includes a severance portion for the elimination of approximately 3,600 positions by Banamex. Approximately 50 of these positions relate to the United States. Through September 30, 2001, approximately 40 gross staff positions have been eliminated under these programs.

Utilization of these third quarter reserves included $48 million of asset impairment charges and $2 million of severance paid, together with translation effects.

During the second quarter of 2001, Citicorp recorded restructuring charges of $146 million, primarily related to the downsizing of various functions in the Global Corporate and Global Consumer businesses. These new initiatives are expected to be implemented over the next 12 months. The charge consisted of $114 million related to employee severance, $17 million related to asset impairment charges, and $15 million related to exiting leasehold and other contractual obligations.

The $114 million portion of the charge related to employee severance reflects the costs of eliminating approximately 2,000 positions. Approximately 950 of these positions relate to the United States.

The 2001 second quarter restructuring reserve utilization included $17 million of asset impairment charges as well as $59 million of severance and other exit costs (of which $13 million related to employee severance and $5 million related to leasehold and other exit costs have been paid in cash and $41 million is legally obligated), together with translation effects. Utilization of the 2001 second quarter restructuring reserve in the 2001 third quarter and nine months ended September 30, 2001 was $50 million and $76 million, respectively. Through September 30, 2001, approximately 1,300 gross staff positions have been eliminated under these programs, including approximately 1,200 in the third quarter.

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

The 2001 first quarter restructuring reserve was fully utilized as of September 30, 2001 including $40 million of severance, of which $15 million was paid in cash and $25 million is legally obligated. Utilization of the 2001 first quarter restructuring reserve in the 2001 third quarter and nine months was $19 million and $40 million, respectively. Through September 30, 2001, approximately 360 gross staff positions have been eliminated under these programs, including 260 in the third quarter.

During 2000, Citicorp recorded restructuring charges of $576 primarily consisting of exit costs related to the acquisition of Associates. These initiatives are expected to be implemented this year. The charges included $238 million related to employee severance, $154 million related to exiting leasehold and other contractual obligations and $184 million of asset impairment charges. Restructuring charges and other merger-related costs of $58 million and $75 million occurred in the 2000 third quarter and nine months, respectively.

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

The $238 million portion of the charge related to employee severance reflects the costs of eliminating approximately 5,600 positions, including approximately 4,600 related to the acquisition of Associates and 700 in the Global Consumer business. Approximately 4,900 of these positions related to the United States. In 2000, an additional reserve of $23 million was recorded, $20 million of which related to the elimination of 1,600 non-U.S. positions of an acquired entity.

The 2000 restructuring reserve utilization included $184 million of asset impairment charges and $267 million of severance and other exit costs (of which $128 million related to employee severance and $87 million related to leasehold and other exit costs have been paid in cash and of which $52 million is legally obligated), together with translation effects. Utilization of the 2000 restructuring reserve in the 2001 third quarter and nine months was $74 million and $196 million, respectively. Through September 30, 2001, approximately 3,500 gross staff positions have been eliminated under these programs, including approximately 400 in the 2001 third quarter.

The implementation of these restructuring initiatives also caused certain related premises and equipment assets to become redundant. The remaining depreciable lives of these assets were shortened, and accelerated depreciation charges (in addition to normal scheduled depreciation on these assets) are being recognized over these shortened lives, $4 million and $48 million of which were recorded in the 2001 third quarter and nine-month periods, respectively, and $12 million and $61 million of which were recorded in the 2000 third quarter and nine-month periods, respectively.

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

Effective as of August 10, 2001, Citicorp Banking Corporation, the parent company of CCC, transferred 100% of the stock of CCC to Associates in exchange for convertible preferred stock of Associates, making CCC a wholly-owned subsidiary of Associates. The consolidating financial statements account for the transaction in a manner similar to a pooling of interest and therefore all prior periods have been restated.

CCC has five-year revolving credit facilities in the amount of $3.4 billion that expire in 2002. Citicorp's guarantee of various debt obligations of CCC includes those arising under these facilities.

In connection with the facilities for both Associates and CCC, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreement). At September 30, 2001, this requirement was exceeded by $48.5 billion. Citicorp has also guaranteed various other debt obligations of Associates and CCC.

CONDENSED CONSOLIDATING INCOME STATEMENTS (UNAUDITED)

                                                                  THREE MONTHS ENDED SEPTEMBER 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                         CITICORP                                     OTHER CITICORP
                                          PARENT                        ASSOCIATES   SUBSIDIARIES AND    CONSOLIDATING    CITICORP
IN MILLIONS OF DOLLARS                   COMPANY     CCC       ACONA   CONSOLIDATED   ELIMINATIONS (1)  ADJUSTMENTS (2) CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------------
REVENUE
Dividends from subsidiary banks
  and bank holding companies             $    31   $    --   $    --      $    --        $     --            ($31)          $    --
Interest from subsidiaries                   756        --        --           --            (756)             --                --
Interest on loans, including fees -
  third party                                 --       841     2,829        3,864           6,399          (3,670)           10,263
Interest on loans, including fees -
  intercompany                                --        94       (94)          --              --              --                --
Other interest revenue                        --        33         4           94           2,291             (37)            2,385
Fees, commissions and
  other revenues                             (41)      135       806          900           3,916            (941)            4,775
                                       ---------------------------------------------------------------------------------------------
                                             746     1,103     3,545        4,858          11,850          (4,679)           17,423
                                       ---------------------------------------------------------------------------------------------
EXPENSE
Interest on other borrowed
  funds - third party                        729        --        92           53             172             (92)              954
Interest on other borrowed
  funds - intercompany                        --       175        80          175            (175)           (255)               --
Interest and fees paid
  to subsidiaries                             33        --        --           --             (33)             --                --
Interest on long-term debt -
  third party                                 --        85       496          585             744            (581)            1,329
Interest on long-term debt -
  intercompany                                --        89        --          372            (372)            (89)               --
Interest on deposits                          --         5        --           53           3,237              (5)            3,290
Benefits, claims, and credit losses           --       194       896        1,107             775          (1,090)            1,882
Other expense - third party                   23       255     1,012        1,301           4,966          (1,267)            6,290
Other expense - intercompany                  --       (43)       43           --              --              --                --
                                       ---------------------------------------------------------------------------------------------
                                             785       760     2,619        3,646           9,314          (3,379)           13,745
                                       ---------------------------------------------------------------------------------------------
INCOME BEFORE TAXES, MINORITY
  INTEREST, CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE, AND EQUITY
  IN UNDISTRIBUTED INCOME
  OF SUBSIDIARIES                            (39)      343       926        1,212           2,536          (1,300)            3,678
Income tax (benefit)                         (55)      125       340          446             888            (465)            1,279
Minority interest,
  net of income taxes                         --        --        --           --              25              --                25
Equity in undistributed income
  of subsidiaries                          2,358        --        --           --              --          (2,358)               --
                                       ---------------------------------------------------------------------------------------------
NET INCOME                               $ 2,374   $   218   $   586      $   766        $  1,623         ($3,193)          $ 2,374
---------------------------------------=============================================================================================

(1)   Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp Parent Company elimination of distributed and undistributed income of subsidiaries and the elimination of CCC and ACONA, included in the Associates Consolidated column.
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATING INCOME STATEMENTS (UNAUDITED)

                                                            THREE MONTHS ENDED SEPTEMBER 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                       CITICORP                                      OTHER CITICORP
                                       PARENT                         ASSOCIATES    SUBSIDIARIES AND  CONSOLIDATING       CITICORP
IN MILLIONS OF DOLLARS                 COMPANY      CCC     ACONA    CONSOLIDATED   ELIMINATIONS (1)  ADJUSTMENTS (2)   CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------------
REVENUE
Dividends from subsidiary banks
  and bank holding companies           $    --    $   --   $   --       $    --         $     --        $     --          $    --
Dividends from other
  subsidiaries                              47        --       --            --               --             (47)              --
Interest from subsidiaries                 341        --       --            --             (341)             --               --
Interest on loans, including fees           --       681    2,625         3,349            6,350          (3,306)           9,699
Other interest revenue                      --        38      103           143            1,570            (141)           1,713
Fees, commissions and
  other revenues                            68       119      823           896            3,980            (942)           4,944
                                     -----------------------------------------------------------------------------------------------
                                           456       838    3,551         4,388           11,559          (4,436)          16,356
                                     -----------------------------------------------------------------------------------------------
EXPENSE
Interest on other borrowed
  funds - third party                      437        --      426           395              261            (426)           1,093
Interest on other borrowed
  funds - intercompany                      --       165       --           165             (165)           (165)              --
Interest and fees paid
  to subsidiaries                           52        --       --            --              (52)             --               --
Interest on long-term debt -
  third party                               --        86      636           736              407            (722)           1,143
Interest on long-term debt -
  intercompany                              --        93       --            93              (93)            (93)              --
Interest on deposits                        --         1       --             8            3,607              (1)           3,615
Benefits, claims, and credit
losses                                      --       124      742           878              548            (866)           1,426
Other expense                               27       198    1,049         1,339            4,278          (1,247)           5,644
                                     -----------------------------------------------------------------------------------------------
                                           516       667    2,853         3,614            8,791          (3,520)          12,921
                                     -----------------------------------------------------------------------------------------------
INCOME BEFORE TAXES,
  MINORITY INTEREST,
  AND EQUITY IN UNDISTRIBUTED
  INCOME OF SUBSIDIARIES                   (60)      171      698           774            2,768            (916)           3,435
Income tax (benefit) - current             (40)       63      253           270            1,026            (316)           1,256
Minority interest,
  net of income taxes                       --        --       --            --               14              --               14
Equity in undistributed income
  of subsidiaries                        2,185        --       --            --               --          (2,185)              --
                                     -----------------------------------------------------------------------------------------------
NET INCOME                             $ 2,165    $  108   $  445       $   504         $  1,728         ($2,785)         $ 2,165
-------------------------------------===============================================================================================

(1)   Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp Parent Company elimination of distributed and undistributed income of subsidiaries and the elimination of CCC and ACONA, included in the Associates Consolidated column.
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATING INCOME STATEMENTS (UNAUDITED)

                                                                 NINE MONTHS ENDED SEPTEMBER 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                      CITICORP                                        OTHER CITICORP
                                       PARENT                           ASSOCIATES   SUBSIDIARIES AND   CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS                COMPANY       CCC       ACONA    CONSOLIDATED  ELIMINATIONS (1)  ADJUSTMENTS (2)  CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------------
REVENUE
Dividends from subsidiary banks
  and bank holding companies           $ 2,968   $     --   $     --      $     --       $     --         ($2,968)       $     --
Interest from subsidiaries               2,143         --         --            --         (2,143)             --              --
Interest on loans, including fees -
  third party                               --      2,329      8,934        11,435         18,507         (11,263)         29,942
Interest on loans, including
fees -   intercompany                       --         94        (94)           --             --              --              --
Other interest revenue                      10        171        187           416          5,953            (358)          6,379
Fees, commissions and
  other revenues                            21        348      1,936         2,289         11,986          (2,284)         14,296
                                     -----------------------------------------------------------------------------------------------
                                         5,142      2,942     10,963        14,140         34,303         (16,873)         50,617
                                     -----------------------------------------------------------------------------------------------
EXPENSE
Interest on other borrowed
  funds - third party                    2,038         --        423           333            259            (423)          2,630
Interest on other borrowed
  funds - intercompany                      --        497        606           724           (724)         (1,103)             --
Interest and fees paid
  to subsidiaries                          107         --         --            --           (107)             --              --
Interest on long-term debt -
  third party                               --        257      1,682         1,960          2,056          (1,939)          4,016
Interest on long-term debt -
  intercompany                              --        246         --         1,010         (1,010)           (246)             --
Interest on deposits                        --         13         --            70          9,789             (13)          9,859
Benefits, claims, and credit losses         --        531      2,646         3,232          2,106          (3,177)          5,338
Other expense - third party                 69        693      3,354         4,009         13,873          (4,047)         17,951
Other expense - intercompany                --        (43)        43            --             --              --              --
                                     -----------------------------------------------------------------------------------------------
                                         2,214      2,194      8,754        11,338         26,242         (10,948)         39,794
                                     -----------------------------------------------------------------------------------------------
INCOME BEFORE TAXES, MINORITY
  INTEREST, CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES, AND
  EQUITY IN UNDISTRIBUTED
  INCOME OF SUBSIDIARIES                 2,928        748      2,209         2,802          8,061          (5,925)         10,823
Income taxes                               (48)       272        812         1,030          2,923          (1,084)          3,905
Minority interest,
  net of income taxes                       --         --         --            --             47              --              47
Cumulative effect of
  accounting changes                        --         --        (36)         (126)           (18)             36            (144)
Equity in undistributed income
  of subsidiaries                        3,751         --         --            --             --          (3,751)             --
                                     -----------------------------------------------------------------------------------------------
NET INCOME                             $ 6,727   $    476   $  1,361      $  1,646       $  5,073        ($ 8,556)       $  6,727
-------------------------------------===============================================================================================

(1)   Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp Parent Company elimination of distributed and undistributed income of subsidiaries and the elimination of CCC and ACONA, included in the Associates Consolidated column.
--------------------------------------------------------------------------------

 CONDENSED CONSOLIDATING INCOME STATEMENTS (UNAUDITED)

                                                                    NINE MONTHS ENDED SEPTEMBER 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                     CITICORP                                       OTHER CITICORP
                                      PARENT                         ASSOCIATES    SUBSIDIARIES AND   CONSOLIDATING      CITICORP
IN MILLIONS OF DOLLARS               COMPANY       CCC      ACONA   CONSOLIDATED   ELIMINATIONS (1)   ADJUSTMENTS (2)   CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------------
REVENUE
Dividends from subsidiary banks
  and bank holding companies         $   700     $    --   $    --     $    --          $     --            ($700)        $    --
Dividends from other
  subsidiaries                           167          --        --          --                --             (167)             --
Interest from subsidiaries               936          --        --          --              (936)              --              --
Interest on loans, including fees         --       1,927     7,586       9,587            17,577           (9,513)         27,164
Other interest revenue                    --         104       302         410             4,579             (406)          4,989
Fees, commissions and
  other revenues                         292         324     2,286       2,382            12,606           (2,610)         15,280
                                    ------------------------------------------------------------------------------------------------
                                       2,095       2,355    10,174      12,379            33,826          (13,396)         47,433
                                    ------------------------------------------------------------------------------------------------
EXPENSE
Interest on other borrowed
  funds - third party                  1,181          --     1,069       1,134               640           (1,069)          2,955
Interest on other borrowed
  funds - intercompany                    --         474        --         474              (474)            (474)             --
Interest and fees paid
  to subsidiaries                        126          --        --          --              (126)              --              --
Interest on long-term debt -
  third party                             --         279     1,855       2,185             1,145           (2,134)          3,330
Interest on long-term debt -
  intercompany                            --         171        --         171              (171)            (171)             --
Interest on deposits                      --           3        --          24             9,606               (3)          9,630
Benefits, claims, and credit
losses                                    --         362     2,123       2,534             1,842           (2,485)          4,376
Other expense                             77         586     3,038       3,816            12,825           (3,624)         16,718
                                    ------------------------------------------------------------------------------------------------
                                       1,384       1,875     8,085      10,338            25,287           (9,960)         37,009
                                    ------------------------------------------------------------------------------------------------
INCOME BEFORE TAXES,
  MINORITY INTEREST,
  AND EQUITY IN UNDISTRIBUTED
  INCOME OF SUBSIDIARIES                 711         480     2,089       2,041             8,539           (3,436)         10,424
Income tax (benefit)                     (45)        176       763         739             3,125             (939)          3,819
Minority interest,
  net of income taxes                     --          --        --          --                28               --              28
Equity in undistributed income
  of subsidiaries                      5,821          --        --          --                --           (5,821)             --
                                    ------------------------------------------------------------------------------------------------
NET INCOME                           $ 6,577     $   304   $ 1,326     $ 1,302          $  5,386          ($8,318)        $ 6,577
------------------------------------================================================================================================

(1)   Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp Parent Company elimination of distributed and undistributed income of subsidiaries and the elimination of CCC and ACONA, included in the Associates Consolidated column.
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

                                                                         SEPTEMBER 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                      CITICORP                                      OTHER CITICORP
                                       PARENT                         ASSOCIATES   SUBSIDIARIES AND    CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS                COMPANY     CCC       ACONA    CONSOLIDATED  ELIMINATIONS (1)   ADJUSTMENTS (2)  CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks -
  third party                         $      3  $    218   $    477    $   1,465      $  14,394            ($695)       $  15,862
Cash and due from banks -
 intercompany                               16        70         --          168           (184)             (70)              --
Deposits at interest with banks -
  third party                                1        --        115          116         17,358             (115)          17,475
Deposits at interest with banks -
  intercompany                           3,042        --         --           --         (3,042)              --               --
Securities                                 483     2,019      5,154        7,663         70,955           (7,173)          79,101
Loans, net of unearned income -
 third party                             1,686    26,073     77,845      105,648        292,069         (103,918)         399,403
Loans, net of unearned income -
 intercompany                               --        --         --          413           (413)              --               --
   Allowance for credit losses              --      (462)    (2,167)      (2,687)        (7,231)           2,629           (9,918)
                                    ------------------------------------------------------------------------------------------------
Loans, net                               1,686    25,611     75,678      103,374        284,425         (101,289)         389,485
Advances to subsidiaries                52,223    49,947         --           --        (52,223)         (49,947)              --
Investments in subsidiaries             59,934        --         --           --             --          (59,934)              --
Other assets - third party                 177     1,814     11,341       15,268        129,882          (13,155)         145,327
Other assets - intercompany                854         3         --          103           (957)              (3)              --
                                    ------------------------------------------------------------------------------------------------
Total                                 $118,419  $ 79,682   $ 92,765    $ 128,157      $ 460,608        ($232,381)       $ 647,250
                                    ================================================================================================

LIABILITIES AND
  STOCKHOLDER'S EQUITY

Deposits                              $     --  $    649   $     --    $     820      $ 359,282            ($649)       $ 360,102
Purchased funds and other
 borrowings - third party               23,346        54     14,591       14,665         34,719          (14,645)          72,730
Purchased funds and other
 borrowings - intercompany                  --    41,865     20,301       41,865        (41,865)         (62,166)              --
Long-term debt - third party            30,384     4,750     35,673       40,616         17,825          (40,423)          88,825
Long-term debt - intercompany               --    26,322         --       11,517        (11,517)         (26,322)              --
Advances from subsidiaries               1,286        --         --           --         (1,286)              --               --
Other liabilities - third party            343     2,318      7,268        9,371         52,999           (9,586)          62,713
Other liabilities - intercompany           180     1,688      2,211          316           (496)          (3,899)              --
Stockholder's equity                    62,880     2,036     12,721        8,987         50,947          (74,691)          62,880
                                    ------------------------------------------------------------------------------------------------
Total                                 $118,419  $ 79,682   $ 92,765    $ 128,157      $ 460,608        ($232,381)       $ 647,250
------------------------------------================================================================================================

(1)   Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp Parent Company elimination of investments in subsidiaries and the elimination of CCC and ACONA, included in the Associates Consolidated column.
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

                                                                           DECEMBER 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                    CITICORP                                         OTHER CITICORP
                                     PARENT                            ASSOCIATES   SUBSIDIARIES AND   CONSOLIDATING      CITICORP
IN MILLIONS OF DOLLARS              COMPANY       CCC       ACONA     CONSOLIDATED  ELIMINATIONS (1)  ADJUSTMENTS (2)   CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks -
  third party                        $     3    $    198   $  1,403     $   1,839       $   9,816       $  (1,601)        $  11,658
Cash and due from banks -
 intercompany                             25          34         --            34             (59)            (34)               --
Deposits at interest with banks -
  third party                             76           3        254           257          15,827            (257)           16,160
Deposits at interest with banks -
  intercompany                         1,214          --         --            --          (1,214)             --                --
Securities                               768       1,685      4,828         7,175          49,719          (6,513)           57,662
Loans, net of unearned income          1,868      21,089     75,584        98,497         266,223         (96,673)          366,588
   Allowance for credit losses            --        (448)    (2,322)       (2,815)         (6,146)          2,770            (8,961)
                                  --------------------------------------------------------------------------------------------------
Loans, net                             1,868      20,641     73,262        95,682         260,077         (93,903)          357,627
Advances to subsidiaries              29,205          --      7,317            --         (29,205)         (7,317)               --
Investments in subsidiaries           42,855          --         --            --              --         (42,855)               --
Other assets                             630       3,386     12,272        17,698          90,172         (15,658)          108,500
                                  --------------------------------------------------------------------------------------------------
Total                                $76,644    $ 25,947   $ 99,336     $ 122,685       $ 395,133       $(168,138)        $ 551,607
                                  ==================================================================================================

LIABILITIES AND
  STOCKHOLDER'S EQUITY

Deposits                             $    --    $    247   $      1     $     578       $ 302,137       $    (248)        $ 302,715
Purchased funds and other
 borrowings - third party              9,022          54     31,587        31,678          20,134         (31,641)           60,834
Purchased funds and other
 borrowings - intercompany                --      13,416         --        13,416         (13,416)        (13,416)               --
Long-term debt - third party          18,805       4,950     42,832        48,442          13,088         (47,782)           80,335
Long-term debt - intercompany             --       3,985         --        12,235         (12,235)         (3,985)               --
Advances from subsidiaries               375          --         --            --            (375)             --                --
Other liabilities - third party          577       1,609      6,781         8,704          50,577          (8,390)           59,858
Other liabilities - intercompany          --         150      6,515           150            (150)         (6,665)               --
Stockholder's equity                  47,865       1,536     11,620         7,482          35,373         (56,011)           47,865
                                  --------------------------------------------------------------------------------------------------
Total                                $76,644    $ 25,947   $ 99,336     $ 122,685       $ 395,133       $(168,138)        $ 551,607
----------------------------------==================================================================================================

(1)   Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp Parent Company elimination of investments in subsidiaries and the elimination of CCC and ACONA, included in the Associates Consolidated column.
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      NINE MONTHS ENDED SEPTEMBER 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                    CITICORP                                          OTHER CITICORP
                                     PARENT                            ASSOCIATES    SUBSIDIARIES AND   CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS               COMPANY      CCC        ACONA    CONSOLIDATED   ELIMINATIONS (1)   ADJUSTMENTS(2)  CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES               $    967   $  2,181   $  5,019     $  6,136        $     814          $(7,200)       $   7,917
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM
  INVESTING ACTIVITIES
Securities - available for sale
  and short-term and other
   Purchases                           (6,165)      (865)    (2,233)      (3,128)        (221,702)           3,098         (230,995)
   Proceeds from sales                  4,697        564      1,217        2,079          204,196           (1,781)         210,972
   Maturities                              --         --        304          267           17,984             (304)          18,251
Changes in investments
  and advances - intercompany         (29,268)   (49,947)        --      (49,947)          79,215           49,947               --
Net increase in loans                      --     (3,659)    (4,115)      (7,718)         (23,493)           7,774          (31,211)
Proceeds from sales of loans               --         --         --           --           18,516               --           18,516

Business acquisitions                      --         --         --           --           (6,869)              --           (6,869)
Other investing activities                (24)       (56)        74           17          (20,361)             (18)         (20,368)
                                   -------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES                (30,760)   (53,963)    (4,753)     (58,430)          47,486           58,716          (41,704)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING
  ACTIVITIES
Net increase in deposits                   --        402          1          231           22,604             (403)          22,835
Net change in purchased funds
  and other borrowings -
  third party                          14,324         --    (16,771)     (16,790)           9,034           16,771            6,568
Net change in purchased funds,
  other borrowings and
  advances - intercompany               1,299     27,888     22,518       27,888          (29,187)         (50,406)              --
Proceeds from issuance of
  long-term debt - third party         19,750         --         --           --           12,916               --           32,666
Repayment of long-term debt -
  third party                          (1,921)      (200)    (6,921)      (7,581)         (10,626)           7,121          (20,128)
Proceeds from issuance of
  long-term debt - intercompany            --     24,373         --       48,950          (48,950)         (24,373)              --
Repayment of long-term debt -
  Intercompany                             --       (625)        --         (625)             625              625               --
Dividends paid                         (3,668)        --         --           --               --               --           (3,668)
                                   -------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                 29,784     51,838     (1,173)      52,073          (43,584)         (50,665)          38,273
------------------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH AND DUE FROM BANKS               --         --        (19)         (19)            (263)              19             (282)
                                   -------------------------------------------------------------------------------------------------
Net (decrease) increase in cash
  and due from banks                       (9)        56       (926)        (240)           4,453              870            4,204
Cash and due from banks at
  beginning of period                      28        232      1,403        1,873            9,757           (1,635)          11,658
                                   -------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT
  END OF PERIOD                      $     19   $    288   $    477     $  1,633        $  14,210         $   (765)       $  15,862
------------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
Cash paid during the period for:
Interest                             $  1,046   $    992   $  3,420     $  5,684        $   9,956         $ (4,412)       $  16,686
Income taxes                            1,037        119        696          815              787             (815)           2,639
NON-CASH INVESTING ACTIVITIES:
Transfers to repossessed assets            --        119        214          333              105             (333)             438
-----------------------------------=================================================================================================

(1)   Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp Parent Company elimination of distributed and undistributed income of subsidiaries and the elimination of CCC and ACONA, included in the Associates Consolidated column.
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        NINE MONTHS ENDED SEPTEMBER 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                       CITICORP                                       OTHER CITICORP
                                        PARENT                         ASSOCIATES    SUBSIDIARIES AND   CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS                 COMPANY      CCC       ACONA   CONSOLIDATED   ELIMINATIONS (1)   ADJUSTMENTS(2)  CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                  $  (210)  $   573   $  2,472    $  3,218         $ (5,442)       $  (3,045)        $ (2,434)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM
  INVESTING ACTIVITIES
Securities - available for sale
  and short-term and other
   Purchases                               (354)     (555)      (789)     (1,607)         (43,477)           1,344          (45,438)
   Proceeds from sales                    1,605       431      1,384       1,867           22,512           (1,815)          25,984
   Maturities                                --        --        271         291           22,376             (271)          22,667
Changes in investments
  and advances - intercompany            (3,406)       --     (9,195)         --            3,406            9,195               --
Net (increase) decrease in loans         (1,733)   (3,678)   (11,152)    (14,749)         (53,584)          14,830          (70,066)
Proceeds from sales of loans                 --        --      3,695       3,695           22,212           (3,695)          25,907
Business acquisitions                        --        --     (1,971)     (2,140)          (3,634)           1,971           (5,774)
Other investing activities                   --       (54)       (21)       (117)          (1,367)              75           (1,484)
                                       ---------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES                   (3,888)   (3,856)   (17,778)    (12,760)         (31,556)          21,634          (48,204)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING
 ACTIVITIES
Net (decrease) increase in
  deposits                                   --      (303)        17        (364)          31,186              286           30,822
Net change in purchased funds
  and other borrowings -
  third party                             3,470        44     12,765       5,696            3,142          (12,809)          12,308
Net change in purchased funds,
  other borrowings and
  advances - intercompany                   183     3,036      3,528       3,036           (3,219)          (6,564)              --
Proceeds from issuance of
  long-term debt - third party            3,800        --     11,437      11,515            4,009          (11,437)          19,324
Repayment of long-term debt -
  third party                            (3,963)     (750)    (9,301)    (10,578)           1,292           10,051          (13,249)
Proceeds from issuance of
  long-term debt - intercompany              --     1,100         --       1,100           (1,100)          (1,100)              --
Dividends paid                           (1,000)       --     (3,076)       (141)              --            3,076           (1,141)
Contributions from parent
  company                                 1,600         1         --           1               (1)              (1)           1,600
                                       ---------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                     4,090     3,128     15,370      10,265           35,309          (18,498)          49,664
------------------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES
   ON CASH AND DUE FROM BANKS                --        --         (8)         (8)            (473)               8             (481)
                                       ---------------------------------------------------------------------------------------------
Net increase (decrease) in cash
  and due from banks                         (8)     (155)        56         715           (2,162)              99           (1,455)
Cash and due from banks at
  beginning of period                       107       318        601         810           10,960             (919)          11,877
                                       ---------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT
  END OF PERIOD                         $    99   $   163   $    657    $  1,525         $  8,798            ($820)        $ 10,422
------------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
Cash paid during the period for:
Interest                                $   781   $   928   $  2,742    $  3,820         $  9,431        $  (3,670)        $ 14,032
Income taxes                              1,214       152        362         514              886             (514)           2,614
NON-CASH INVESTING ACTIVITIES:
Transfers to repossessed assets              --       101        194         295              134             (295)             429
---------------------------------------=============================================================================================

(1)   Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp Parent Company elimination of distributed and undistributed income of subsidiaries and the elimination of CCC and ACONA, included in the Associates Consolidated column.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
FINANCIAL DATA SUPPLEMENT
--------------------------------------------------------------------------------

                                                       CITICORP AND SUBSIDIARIES

AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS -
QUARTERLY (1) (2) (3)

                                                   AVERAGE VOLUME             INTEREST REVENUE/EXPENSE         % AVERAGE RATE
                                           -----------------------------------------------------------------------------------------
                                             3RD QTR.  2nd Qtr.  3rd Qtr.  3RD QTR.  2nd Qtr.  3rd Qtr.  3RD QTR.  2nd Qtr. 3rd Qtr.
IN MILLIONS OF DOLLARS                         2001      2001      2000      2001      2001      2000      2001     2001      2000
------------------------------------------------------------------------------------------------------------------------------------
LOANS (NET OF UNEARNED INCOME) (4)
Consumer loans
  In U.S. offices                            $154,362  $147,189   $141,161  $ 4,379   $ 4,251   $ 4,187    11.25    11.58     11.80
  In offices outside the U.S. (5)              82,353    76,643     75,897    2,649     2,472     2,450    12.76    12.94     12.84
                                           -------------------------------------------------------------
           Total consumer loans               236,715   223,832    217,058    7,028     6,723     6,637    11.78    12.05     12.16
                                           -------------------------------------------------------------
Commercial loans
  In U.S. offices
      Commercial and industrial                38,938    38,598     35,463      697       771       723     7.10     8.01      8.11
      Lease financing                          15,406    13,452     13,214      338       300       293     8.70     8.95      8.82
      Mortgage and real estate                    762       776        969       11         6        19     5.73     3.10      7.80
  In offices outside the U.S. (5)              96,469    87,799     81,779    2,190     1,913     2,028     9.01     8.74      9.87
                                           -------------------------------------------------------------
           Total commercial loans             151,575   140,625    131,425    3,236     2,990     3,063     8.47     8.53      9.27
                                           -------------------------------------------------------------
           Total loans                        388,290   364,457    348,483   10,264     9,713     9,700    10.49    10.69     11.07
                                           -------------------------------------------------------------
FEDERAL FUNDS SOLD AND RESALE AGREEMENTS
In U.S. offices                                10,270     5,828      2,714       92        66        45     3.55     4.54      6.60
In offices outside the U.S. (5)                 5,895     3,291      3,100      104        34        57     7.00     4.14      7.31
                                           -------------------------------------------------------------
  Total                                        16,165     9,119      5,814      196       100       102     4.81     4.40      6.98
                                           -------------------------------------------------------------
SECURITIES, AT FAIR VALUE
In U.S. offices
  Taxable                                      24,048    20,175     21,013      256       209       246     4.22     4.16      4.66
  Exempt from U.S. income tax                   6,027     5,995      5,025      110        91        70     7.24     6.09      5.54
In offices outside the U.S. (5)                40,344    30,835     27,529      809       606       482     7.96     7.88      6.97
                                           -------------------------------------------------------------
  Total                                        70,419    57,005     53,567    1,175       906       798     6.62     6.37      5.93
                                           -------------------------------------------------------------
TRADING ACCOUNT ASSETS (6)
In U.S. offices                                 5,214     3,505      4,579       67        55        61     5.10     6.29      5.30
In offices outside the U.S. (5)                13,690    10,605     11,247      316       161       190     9.16     6.09      6.72
                                           -------------------------------------------------------------
  Total                                        18,904    14,110     15,826      383       216       251     8.04     6.14      6.31
                                           -------------------------------------------------------------
LOANS HELD FOR SALE, IN U.S. OFFICES           15,266    16,513     10,002      363       439       264     9.43    10.66     10.50
DEPOSITS AT INTEREST WITH BANKS (5)            21,285    16,420     13,652      303       290       312     5.65     7.08      9.09
                                           -------------------------------------------------------------
Total interest-earning assets                 530,329   477,624    447,344  $12,684   $11,664   $11,427     9.49     9.80     10.16
                                                                            ========================================================
Non-interest-earning assets (6)                84,915    75,429     69,200
                                           --------------------------------
TOTAL ASSETS                                 $615,244  $553,053   $516,544
------------------------------------------------------------------------------------------------------------------------------------
DEPOSITS
In U.S. offices
  Savings deposits (7)                       $ 76,457  $ 65,008   $ 36,319  $   481   $   505   $   314     2.50     3.12      3.44
  Other time deposits                          25,237    20,191     18,501      259       223       295     4.07     4.43      6.34
In offices outside the U.S. (5)               213,949   195,457    202,464    2,550     2,351     3,006     4.73     4.82      5.91
                                           -------------------------------------------------------------
  Total                                       315,643   280,656    257,284    3,290     3,079     3,615     4.14     4.40      5.59
                                           -------------------------------------------------------------
TRADING ACCOUNT LIABILITIES (6)
In U.S. offices                                 2,617     1,828      1,903       10         7        10     1.52     1.54      2.09
In offices outside the U.S. (5)                   504       856      2,541        3         3         1     2.36     1.41      0.16
                                           -------------------------------------------------------------
  Total                                         3,121     2,684      4,444       13        10        11     1.65     1.49      0.98
                                           -------------------------------------------------------------
PURCHASED FUNDS AND OTHER BORROWINGS
In U.S. offices                                46,748    39,454     53,237      386       355       713     3.28     3.61      5.33
In offices outside the U.S. (5)                23,287    13,545     11,420      555       336       369     9.46     9.95     12.85
                                           -------------------------------------------------------------
  Total                                        70,035    52,999     64,657      941       691     1,082     5.33     5.23      6.66
                                           -------------------------------------------------------------
LONG-TERM DEBT
In U.S. offices                                80,439    77,284     60,006    1,158     1,204       992     5.71     6.25      6.58
In offices outside the U.S. (5)                10,374     8,886     10,941      171       135       151     6.54     6.09      5.49
                                           -------------------------------------------------------------
    Total                                      90,813    86,170     70,947    1,329     1,339     1,143     5.81     6.23      6.41
                                           -------------------------------------------------------------
Total interest-bearing liabilities            479,612   422,509    397,332  $ 5,573   $ 5,119   $ 5,851     4.61     4.86      5.86
                                                                            ========================================================
Demand deposits in U.S. offices                 9,044     6,799      9,571
Other non-interest-bearing liabilities (6)     72,700    75,280     68,770
Total stockholder's equity                     53,888    48,465     40,871
                                           --------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY   $615,244  $553,053   $516,544
------------------------------------------------------------------------------------------------------------------------------------

NET INTEREST REVENUE AS A PERCENTAGE OF AVERAGE
INTEREST-EARNING ASSETS
In U.S. offices (8)                          $270,356  $252,168   $234,243  $ 4,035   $ 3,712   $ 2,988     5.92     5.90      5.07
In offices outside the U.S. (8)               259,973   225,456    213,101    3,076     2,833     2,588     4.69     5.04      4.83
                                           -------------------------------------------------------------
TOTAL                                        $530,329  $477,624   $447,344  $ 7,111   $ 6,545   $ 5,576     5.32     5.50      4.96
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

AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS -
NINE MONTHS (1) (2)                                    CITICORP AND SUBSIDIARIES

                                                      AVERAGE VOLUME        INTEREST REVENUE/EXPENSE         % AVERAGE RATE
                                              --------------------------------------------------------------------------------------
                                                NINE MONTHS  Nine Months   NINE MONTHS     Nine Months   NINE MONTHS   Nine Months
IN MILLIONS OF DOLLARS                              2001         2000          2001           2000          2001          2000
------------------------------------------------------------------------------------------------------------------------------------
LOANS (NET OF UNEARNED INCOME) (3)
Consumer loans
     In U.S. offices                              $149,395     $130,259       $12,949        $11,469        11.59        11.76
     In offices outside the U.S. (4)                78,928       74,259         7,611          7,153        12.89        12.87
                                              --------------------------------------------------------
              Total consumer loans                 228,323      204,518        20,560         18,622        12.04        12.16
                                              --------------------------------------------------------
Commercial loans
     In U.S. offices
         Commercial and industrial                  38,591       33,228         2,240          2,056         7.76         8.27
         Lease financing                            14,175       11,232           956            716         9.02         8.52
         Mortgage and real estate                      840          936            35             58         5.57         8.28
     In offices outside the U.S. (4)                89,805       78,488         6,153          5,715         9.16         9.73
                                              --------------------------------------------------------
              Total commercial loans               143,411      123,884         9,384          8,545         8.75         9.21
                                              --------------------------------------------------------
              Total loans                          371,734      328,402        29,944         27,167        10.77        11.05
                                              --------------------------------------------------------
FEDERAL FUNDS SOLD AND RESALE AGREEMENTS
In U.S. offices                                      7,588        2,540           251            114         4.42         6.00
In offices outside the U.S. (4)                      3,807        2,809           176            159         6.18         7.56
                                              --------------------------------------------------------
    Total                                           11,395        5,349           427            273         5.01         6.82
                                              --------------------------------------------------------
SECURITIES, AT FAIR VALUE
In U.S. offices
     Taxable                                        21,942       20,746           697            745         4.25         4.80
     Exempt from U.S. income tax                     5,965        4,899           304            211         6.81         5.75
In offices outside the U.S. (4)                     34,149       29,263         2,066          1,656         8.09         7.56
                                              --------------------------------------------------------
    Total                                           62,056       54,908         3,067          2,612         6.61         6.35
                                              --------------------------------------------------------
TRADING ACCOUNT ASSETS (5)
In U.S. offices                                      4,446        3,960           183            168         5.50         5.67
In offices outside the U.S. (4)                     11,905       10,161           652            553         7.32         7.27
                                              --------------------------------------------------------
    Total                                           16,351       14,121           835            721         6.83         6.82
                                              --------------------------------------------------------
LOANS HELD FOR SALE, IN U.S. OFFICES                15,055        7,995         1,194            591        10.60         9.87
DEPOSITS AT INTEREST WITH BANKS (4)                 18,424       12,580           946            844         6.86         8.96
                                              --------------------------------------------------------
Total interest-earning assets                      495,015      423,355       $36,413        $32,208         9.83        10.16
                                                                             =======================================================
Non-interest-earning assets (5)                     78,557       69,071
                                              ----------------------------
TOTAL ASSETS                                      $573,572     $492,426
------------------------------------------------------------------------------------------------------------------------------------
DEPOSITS
In U.S. offices
     Savings deposits (6)                         $ 63,315     $ 35,941       $ 1,395        $   869         2.95         3.23
     Other time deposits                            22,006       16,188           783            685         4.76         5.65
In offices outside the U.S. (4)                    203,862      190,780         7,681          8,076         5.04         5.65
                                              --------------------------------------------------------
    Total                                          289,183      242,909         9,859          9,630         4.56         5.30
                                              --------------------------------------------------------
TRADING ACCOUNT LIABILITIES (5)
In U.S. offices                                      2,459        1,764            27             29         1.47         2.20
In offices outside the U.S. (4)                        934        1,820            10             15         1.43         1.10
                                              --------------------------------------------------------
    Total                                            3,393        3,584            37             44         1.46         1.64
                                              --------------------------------------------------------
PURCHASED FUNDS AND OTHER BORROWINGS
In U.S. offices                                     43,636       47,813         1,287          1,876         3.94         5.24
In offices outside the U.S. (4)                     16,958       11,327         1,306          1,035        10.30        12.21
                                              --------------------------------------------------------
    Total                                           60,594       59,140         2,593          2,911         5.72         6.57
                                              --------------------------------------------------------
LONG-TERM DEBT
In U.S. offices                                     77,085       58,427         3,543          2,844         6.15         6.50
In offices outside the U.S. (4)                      9,703       10,199           473            486         6.52         6.37
                                              --------------------------------------------------------
    Total                                           86,788       68,626         4,016          3,330         6.19         6.48
                                              --------------------------------------------------------
Total interest-bearing liabilities                 439,958      374,259       $16,505        $15,915         5.02         5.68
                                                                             =======================================================
Demand deposits in U.S. offices                      8,294        9,990
Other non-interest-bearing liabilities (5)          74,968       69,691
Total stockholder's equity                          50,352       38,486
                                              ----------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY        $573,572     $492,426
------------------------------------------------------------------------------------------------------------------------------------

NET INTEREST REVENUE AS A PERCENTAGE OF AVERAGE INTEREST-EARNING ASSETS
In U.S. offices (7)                               $258,095     $215,812       $11,169        $ 8,513         5.79         5.27
In offices outside the U.S. (7)                    236,920      207,543         8,739          7,780         4.93         5.01
                                              --------------------------------------------------------
TOTAL                                             $495,015     $423,355       $19,908        $16,293         5.38         5.14
----------------------------------------------======================================================================================

(1) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.
(2) Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 7 of Notes to Consolidated Financial Statements.
(3)   Includes cash-basis loans.
(4) Average rates reflect prevailing local interest rates including inflationary effects and monetary correction in certain countries.
(5) The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest-earning assets and other non-interest-bearing liabilities.
(6) Savings deposits consist of Insured Money Market Rate accounts, NOW accounts, and other savings deposits.
(7) Includes allocations for capital and funding costs based on the location of the asset.
--------------------------------------------------------------------------------

FINANCIAL DATA SUPPLEMENT

CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS

                                               SEPTEMBER 30,     June 30,      March 31,     Dec. 31,    September 30,
IN MILLIONS OF DOLLARS                             2001            2001          2001          2000          2000
------------------------------------------------------------------------------------------------------------------------
COMMERCIAL CASH-BASIS LOANS
Collateral dependent
  (at lower of cost or collateral value) (1)        $  673        $  503        $  473        $  346        $  308
Other                                                2,721         2,102         1,889         1,580         1,515
                                               -------------------------------------------------------------------------
TOTAL (2)                                           $3,394        $2,605        $2,362        $1,926        $1,823
-----------------------------------------------=========================================================================
COMMERCIAL CASH-BASIS LOANS
In U.S. offices                                     $1,063        $1,084        $  997        $  656        $  470
In offices outside the U.S.                          2,331         1,521         1,365         1,270         1,353
                                               -------------------------------------------------------------------------
TOTAL (2)                                           $3,394        $2,605        $2,362        $1,926        $1,823
-----------------------------------------------=========================================================================
COMMERCIAL RENEGOTIATED LOANS
In U.S. offices                                     $  605        $  700        $  740        $  634        $  638
In offices outside the U.S.                            143           164           169           151            93
                                               -------------------------------------------------------------------------
TOTAL (3)                                           $  748        $  864        $  909        $  785        $  731
-----------------------------------------------=========================================================================
CONSUMER LOANS ON WHICH ACCRUAL OF INTEREST
  HAD BEEN SUSPENDED (4)
In U.S. offices                                     $2,614        $2,480        $2,146        $2,182        $1,871
In offices outside the U.S.                          1,801         1,631         1,658         1,626         1,706
                                               -------------------------------------------------------------------------
TOTAL                                               $4,415        $4,111        $3,804        $3,808        $3,567
-----------------------------------------------=========================================================================
ACCRUING LOANS 90 OR MORE DAYS
  DELINQUENT (4) (5)
In U.S. offices                                     $1,761        $1,690        $1,475        $1,090        $  914
In offices outside the U.S.                            832           433           393           385           383
                                               -------------------------------------------------------------------------
TOTAL                                               $2,593        $2,123        $1,868        $1,475        $1,297
-----------------------------------------------=========================================================================

(1) A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.
(2) Prior period cash-basis loans were restated to change the policy of the Associates Commercial Leasing business for suspending accrual of interest on past due loans to conform with other leasing businesses in the Corporate & Investment Bank. The prior policy of placing loans that are 60 days or more past due into cash-basis, was changed to 90 days or more past due.
(3) Prior period commercial renegotiated loans were restated to remove Associates cash-basis loans already included above.
(4) Prior periods have been restated to conform Associates cash-basis and accruing loans 90 or more days delinquent.
(5) Substantially all consumer loans, of which $980 million, $973 million, $755 million, $503 million, and $413 million are government-guaranteed student loans and mortgages at September 30, 2001, June 30, 2001, March 31, 2001, December 31, 2000, and September 30, 2000, respectively.
--------------------------------------------------------------------------------

OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

                                                 SEPTEMBER 30,    June 30,     March 31,   Dec. 31,    September 30,
IN MILLIONS OF DOLLARS                               2001           2001        2001         2000         2000
--------------------------------------------------------------------------------------------------------------------
OTHER REAL ESTATE OWNED
Consumer (1)                                         $407            $289        $268        $366        $423
Commercial (1)                                        174             194         197         214         189
                                                ---------------------------------------------------------------------
TOTAL OTHER REAL ESTATE OWNED                        $581            $483        $465        $580        $612
-----------------------------------------------======================================================================
OTHER REPOSSESSED ASSETS (2)                         $479            $409        $419        $292        $247
-----------------------------------------------======================================================================

(1) Represents repossessed real estate, carried at lower of cost or fair value, less costs to sell.
(2) Primarily commercial transportation equipment and manufactured housing, carried at lower of cost or fair value, less costs to sell.
--------------------------------------------------------------------------------

DETAILS OF CREDIT LOSS EXPERIENCE

                                                  3RD QTR.        2nd Qtr.        1st Qtr.         4th Qtr.        3rd Qtr.
IN MILLIONS OF DOLLARS                              2001           2001             2001             2000           2000
---------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES
  AT BEGINNING OF PERIOD                           $8,917         $ 8,957          $ 8,961          $8,900         $ 8,852
                                              -----------------------------------------------------------------------------

PROVISION FOR CREDIT LOSSES
Consumer                                            1,360           1,196            1,197           1,113           1,078
Commercial                                            220             289              267             394             143
                                              -----------------------------------------------------------------------------
                                                    1,580           1,485            1,464           1,507           1,221
                                              -----------------------------------------------------------------------------
GROSS CREDIT LOSSES
CONSUMER
In U.S. offices                                     1,041             945              915             946             812
In offices outside the U.S.                           547             462              449             566             454
COMMERCIAL
In U.S. offices                                       303             285              231             204             120
In offices outside the U.S.                            99              84               90              83              49
                                              -----------------------------------------------------------------------------
                                                    1,990           1,776            1,685           1,799           1,435
                                              -----------------------------------------------------------------------------
CREDIT RECOVERIES
CONSUMER
In U.S. offices                                       109              81              101             140             128
In offices outside the U.S.                           102             102               98             105             101
COMMERCIAL
In U.S. offices                                        78              56               35              26               9
In offices outside the U.S.                            41              26               19              23              26
                                              -----------------------------------------------------------------------------
                                                      330             265              253             294             264
                                              -----------------------------------------------------------------------------
NET CREDIT LOSSES
In U.S. offices                                     1,157           1,093            1,010             984             795
In offices outside the U.S.                           503             418              422             521             376
                                              -----------------------------------------------------------------------------
                                                    1,660           1,511            1,432           1,505           1,171
                                              -----------------------------------------------------------------------------
Other-net (1)                                       1,081             (14)             (36)             59              (2)
                                              -----------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES
  AT END OF PERIOD                                 $9,918         $ 8,917          $ 8,957          $8,961         $ 8,900
----------------------------------------------=============================================================================
Net consumer credit losses                         $1,377         $ 1,224          $ 1,165          $1,267         $ 1,037
As a percentage of average consumer loans            2.31%           2.19%            2.10%           2.25%           1.90%
---------------------------------------------------------------------------------------------------------------------------
Net commercial credit losses                       $  283         $   287          $   267          $  238         $   134
As a percentage of average commercial loans          0.73%           0.82%            0.78%           0.69%           0.40%
----------------------------------------------=============================================================================

(1)   The third quarter 2001 includes the addition of $1 billion of credit loss reserves related to the acquisition of Banamex. Also includes foreign currency translation effects and the addition of allowance for credit losses related to acquisitions.
--------------------------------------------------------------------------------

                           Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits

      See Exhibit Index.

      (b) Reports on Form 8-K

      On July 18, 2001, the Company filed a Current Report on Form 8-K, dated July 16, 2001, reporting under Item 5 thereof the summarized results of operations of Citicorp and its subsidiaries for the quarter ended September 30, 2001.

      No other reports on Form 8-K were filed during the third quarter of 2001; however, on October 19, 2001, the Company filed a Current Report on Form 8-K, dated October 17, 2001, reporting under Item 5 thereof the summarized results of operations of Citicorp and its subsidiaries for the quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November, 2001.

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

3.02 Citicorp's By-Laws (incorporated by reference to Exhibit 3.02 to Citicorp's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, File No. 1-5738).

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